Form 10-Q
period 2007-09-30
AbitibiBowater Inc.
filed 2007-11-09
CIK 1393066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
COMMISSION FILE NUMBER: 1-33776
ABITIBIBOWATER INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0526415
(State of Incorporation)	(I.R.S. Employer Identification No.)

1155 Metcalfe Street, Suite 800; Montreal, Quebec;	Canada H3B 5H2

(Address of principal executive offices)	(Zip Code)
(514) 875-2160

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2007.

Class	Outstanding at November 1, 2007

Common Stock, $1.00 Par Value	57,458,815 Shares

ABITIBIBOWATER INC.
I N D E X

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions of US dollars except share and per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$814.7	$875.9	$2,384.9	$2,668.5
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	672.3	650.7	1,912.3	2,028.6
Depreciation, amortization and cost of timber harvested	79.5	80.8	239.1	243.1
Distribution costs	83.9	83.4	242.0	249.8
Selling and administrative expense	49.8	47.9	144.8	127.2
Arbitration award	28.4	—	28.4	—
Impairment and other related charges	—	246.4	—	246.4
Net gain on disposition of assets	(17.1)	(54.0)	(139.6)	(154.5)

Operating loss	(82.1)	(179.3)	(42.1)	(72.1)
Interest expense	(47.3)	(50.8)	(141.9)	(149.5)
Other (expense) income, net	(16.1)	4.9	(34.8)	9.7

Loss before income taxes, minority interests, and cumulative effect of accounting change	(145.5)	(225.2)	(218.8)	(211.9)

Income tax benefit (provision)	0.4	9.9	(19.2)	(29.5)
Minority interests, net of tax	3.0	(0.8)	(2.1)	(1.5)

Loss before cumulative effect of accounting change	(142.1)	(216.1)	(240.1)	(242.9)

Cumulative effect of accounting change, net of tax	—	—	—	(2.6)

Net loss	$(142.1)	$(216.1)	$(240.1)	$(245.5)

Loss per share:
Basic loss per common share:
Loss before cumulative effect of accounting change	$(2.47)	$(3.76)	$(4.18)	$(4.23)
Cumulative effect of accounting change, net of tax	—	—	—	(0.05)

Net loss	$(2.47)	$(3.76)	$(4.18)	$(4.28)

Diluted loss per common share:
Loss before cumulative effect of accounting change	$(2.47)	$(3.76)	$(4.18)	$(4.23)
Cumulative effect of accounting change, net of tax	—	—	—	(0.05)

Net loss	$(2.47)	$(3.76)	$(4.18)	$(4.28)

Average number of shares outstanding (in millions):
Basic and diluted	57.5	57.4	57.4	57.4

Dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions of US dollars except share and per-share amounts)

	September 30, 2007	December 31, 2006

Assets

Current assets:
Cash and cash equivalents	$83.9	$98.9
Accounts receivable, net	456.7	444.5
Inventories	366.8	349.8
Timberlands held for sale	4.8	18.7
Other current assets	68.5	47.1

Total current assets	980.7	959.0

Timber and timberlands	58.8	60.8
Fixed assets, net	2,737.3	2,877.9
Goodwill	590.7	590.2
Other assets	142.6	158.0

Total assets	$4,510.1	$4,645.9

Liabilities and shareholders’ equity
Current liabilities:
Current installments of long-term debt	$21.7	$14.9
Short-term bank debt	72.0	—
Accounts payable and accrued liabilities	466.1	431.2

Total current liabilities	559.8	446.1

Long-term debt, net of current installments	2,243.9	2,251.6
Pension and other postretirement benefits obligations	641.1	651.1
Other long-term liabilities	72.1	92.5
Deferred income taxes	349.3	313.0
Minority interests in subsidiaries	77.7	59.0
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 100 shares; issued 2 shares at September 30, 2007. No shares were authorized, issued or outstanding at December 31, 2006	—	—
Common stock, $1 par value. Authorized 100,000,000 shares; issued 67,852,878 and 67,585,104 shares at September 30, 2007 and December 31, 2006, respectively	67.8	67.6
Exchangeable shares, no par value. Unlimited shares authorized; 1,202,154 and 1,423,830 shares outstanding at September 30, 2007 and December 31, 2006, respectively	56.8	67.6
Additional paid-in capital	1,650.5	1,630.1
Retained deficit	(348.8)	(76.0)
Accumulated other comprehensive loss	(374.4)	(371.0)
Treasury stock at cost, 11,597,419 and 11,600,717 shares at September 30, 2007 and December 31, 2006, respectively	(485.7)	(485.7)

Total shareholders’ equity	566.2	832.6

Total liabilities and shareholders’ equity	$4,510.1	$4,645.9

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions of US dollars except share and per-share amounts)
For the nine months ended September 30, 2007

					Accumulated
			Additional		Other		Total
	Common	Exchangeable	Paid In	Retained	Comprehensive		Shareholders’
	Stock	Shares	Capital	Deficit	Loss	Treasury Stock	Equity

Balance at December 31, 2006	$67.6	$67.6	$1,630.1	$(76.0)	$(371.0)	$(485.7)	$832.6

Cumulative adjustment to retained deficit for the adoption of FIN 48	—	—	—	2.3	—	—	2.3
Dividends on common stock ($0.60 per share)	—	—	—	(35.0)	—	—	(35.0)
Issuance of common stock (2 shares)	—	—	—	—	—	—	—
Retraction of exchangeable shares (221,676 shares issued and exchangeable shares retracted)	0.2	(10.8)	10.6	—	—	—	—
Share-based compensation costs for equity awards	—	—	10.6	—	—	—	10.6
Restricted stock units vested (46,098 shares, net of shares forfeited for employee withholding taxes)	—	—	(0.8)	—	—	—	(0.8)
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (3,298 shares)	—	—	—	—	—	—	—

Comprehensive loss:
Net loss	—	—	—	(240.1)	—	—	(240.1)
Change in unrealized prior service costs, net of tax of $2.7	—	—	—	—	(2.2)	—	(2.2)
Change in actuarial gains and losses, net of tax of $6.5	—	—	—	—	28.7	—	28.7
Foreign currency translation	—	—	—	—	(30.7)	—	(30.7)
Change in unrealized gain on hedged transactions, net of tax of $0.5	—	—	—	—	0.8	—	0.8

Total comprehensive loss							(243.5)

Balance at September 30, 2007	$67.8	$56.8	$1,650.5	$(348.8)	$(374.4)	$(485.7)	$566.2

For the nine months ended September 30, 2006

					Accumulated
			Additional		Other		Total
	Common	Exchangeable	Paid In	Retained	Comprehensive		Shareholders’
	Stock	Shares	Capital	Earnings (Deficit)	Loss	Treasury Stock	Equity

Balance at December 31, 2005	$67.5	$68.1	$1,621.6	$100.1	$(156.0)	$(485.8)	$1,215.5

Cumulative adjustment to retained earnings for adoption of SAB 108	—	—	—	8.6	—	—	8.6
Dividends on common stock ($0.60 per share)	—	—	—	(34.7)	—	—	(34.7)
Retraction of exchangeable shares (315 shares issued and exchangeable shares retracted)	—	—	0.1	—	—	—	0.1
Share-based compensation costs for equity awards	—	—	5.1		—	—	5.1
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (3,473 shares)	—	—	—	—	—	—	—

Comprehensive loss:
Net loss	—	—	—	(245.5)	—	—	(245.5)
Minimum pension liability	—	—	—	—	(5.1)	—	(5.1)
Foreign currency translation	—	—	—	—	4.0	—	4.0
Change in unrealized gain on hedged transactions, net of tax of $11.1	—	—	—	—	(18.2)	—	(18.2)

Total comprehensive loss							(264.8)

Balance at September 30, 2006	$67.5	$68.1	$1,626.8	$(171.5)	$(175.3)	$(485.8)	$929.8

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions of US dollars)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(240.1)	$(245.5)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Cumulative effect of accounting change, net of tax	—	2.6
Share-based compensation	10.1	1.8
Depreciation, amortization and cost of timber harvested	239.1	243.1
Impairment and other related charges	—	246.4
Deferred income taxes	31.4	21.6
Minority interests, net of tax	2.1	1.5
Net pension (contributions) benefit costs	(26.6)	(25.9)
Net gain on disposition of assets	(139.6)	(154.5)
Changes in working capital:
Accounts receivable, net	(12.1)	(51.4)
Inventories	(17.0)	6.8
Income taxes receivable and payable	0.1	11.2
Accounts payable and accrued liabilities	34.6	21.2
Other, net	4.1	(10.6)

Net cash (used for) provided by operating activities	(113.9)	68.3

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(72.6)	(138.0)
Dispositions of assets, including timber and timberlands	166.6	296.5
Direct acquisition costs related to the merger with Abitibi-Consolidated Inc.	(17.2)	—

Net cash provided by investing activities	76.8	158.5

Cash flows from financing activities:
Cash dividends	(34.9)	(34.7)
Short-term financing	80.0	370.9
Short-term financing repayments	(8.0)	(432.5)
Repurchase of long-term debt	—	(17.5)
Payments of long-term debt	(15.0)	(22.3)

Net cash provided by (used for) financing activities	22.1	(136.1)

Net (decrease) increase in cash and cash equivalents	(15.0)	90.7
Cash and cash equivalents:
Beginning of period	98.9	30.1

End of period	$83.9	$120.8

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $0.3 and $2.8, respectively	$119.9	$129.6
Income taxes	$—	$6.8

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements — Unaudited
1.	Summary of Significant Accounting Policies

Basis of Presentation

AbitibiBowater Inc. (“AbitibiBowater”) was incorporated in Delaware on January 25, 2007. On October 29, 2007, pursuant to a Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007, among AbitibiBowater, Abitibi-Consolidated Inc. (“Abitibi”), Bowater Incorporated (“Bowater”), Alpha-Bravo Merger Sub Inc. (“Merger Sub”) and Bowater Canada Inc. (now named AbitibiBowater Canada Inc.), as amended by the First Amendment, dated as of May 7, 2007 (as amended, the “Combination Agreement”), the following transactions (as well as additional related transactions) were consummated (collectively, the “Combination”):
•	Merger Sub was merged with and into Bowater, with Bowater continuing as the surviving corporation, and each issued and outstanding share of Bowater common stock (excluding shares to be cancelled in accordance with the Combination Agreement) was converted into the right to receive 0.52 shares of AbitibiBowater common stock; and

•	the Articles of Arrangement (as defined in the Combination Agreement) became effective pursuant to which, among other things, each outstanding common share of Abitibi (other than the Abitibi common shares exchanged for AbitibiBowater Canada Inc. exchangeable shares) were transferred to AbitibiBowater in exchange for 0.06261 shares of AbitibiBowater common stock.
As a result of these transactions, Abitibi and Bowater became subsidiaries of AbitibiBowater, and AbitibiBowater issued approximately 57.5 million shares of AbitibiBowater common stock to the former shareholders of Abitibi and Bowater.

AbitibiBowater is deemed to be the successor to Bowater for purposes of U.S. securities laws and regulations governing financial reporting and, even though Abitibi and Bowater consider the Combination to have been a merger-of-equals, Bowater is deemed to be the “acquirer” for accounting purposes. Therefore, the accompanying consolidated financial statements reflect the results of operations and financial position of Bowater for the periods presented. However, any references to amounts for periods after the closing of the Combination relate to AbitibiBowater. AbitibiBowater had no separate operations for the periods presented.

Unless the context otherwise requires, both Bowater and AbitibiBowater are referred to as the “Company,” in this Quarterly Report on Form 10-Q.

The consolidated balance sheet as of September 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the periods ended September 30, 2007 and 2006 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes and critical accounting estimates included in Bowater’s most recent Annual Report on Form 10-K. Certain prior-year amounts in the notes to the financial statements have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on total shareholders’ equity or net loss.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing the threshold a tax position is required to meet before being recognized in the financial statements. As a result of the adoption, we recorded a $2.3 million credit to our opening retained deficit balance in 2007. The credit represents the cumulative effect of adoption on prior periods. For additional information regarding this adjustment, refer to Note 9, Income Taxes.

In December 2006, we adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements — Unaudited
We elected, as allowed under SAB 108, to reflect the effect of initially applying this guidance by adjusting the carrying amount of the impacted liabilities as of the beginning of 2006 and recording an offsetting adjustment to the opening balance of our retained earnings in 2006. We recorded a cumulative adjustment to increase our retained earnings by $8.6 million for the adoption of SAB 108.
2.	Inventories

	September 30,	December 31,
(Unaudited, in millions)	2007	2006

At lower of cost or market:
Raw materials	$57.3	$87.7
Work in process	18.0	20.1
Finished goods	155.9	123.0
Mill stores and other supplies	149.0	132.0

	380.2	362.8
Excess of current cost over LIFO inventory value	(13.4)	(13.0)

	$366.8	$349.8

3.	Timberlands Held for Sale

We are currently marketing for sale approximately 17,600 acres of timberlands in the United States and Canada. The sale of these timberlands is expected to be completed in 2007 and 2008. Timberlands held for sale are carried on our Consolidated Balance Sheets at cost as we expect the proceeds of the timberland sales to exceed the individual carrying values of the timberlands sold. Included in deferred income taxes are $1.1 million and $4.8 million at September 30, 2007 and December 31, 2006, respectively, of deferred tax liabilities associated with these timberlands held for sale.

During the three months ended September 30, 2007, we sold approximately 11,400 acres of timberlands and other assets for proceeds of approximately $19.2 million. During the nine months ended September 30, 2007, we sold approximately 119,200 acres of timberlands and other assets for proceeds of approximately $166.6 million.

During the three months ended September 30, 2006, we sold approximately 23,000 acres of timberlands and other assets for proceeds of approximately $58.4 million. During the nine months ended September 30, 2006, we sold approximately 519,000 acres of timberlands, our Dégelis and Baker Brook sawmills and other assets for proceeds of approximately $296.5 million.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements — Unaudited
4.	Accumulated Other Comprehensive Loss

The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets are as follows:

	September 30,	December 31,
(Unaudited, in millions)	2007	2006

Unrealized prior service costs (1)	$(25.4)	$(23.2)
Unrealized actuarial gains and losses (2)	(330.2)	(358.9)
Unrealized transition obligation (3)	(0.1)	(0.1)
Foreign currency translation (4)	(18.7)	12.0
Unrealized loss on hedging transactions (5)	—	(0.8)

	$(374.4)	$(371.0)

(1)	Net of deferred tax benefit of $4.2 million and $1.5 million, respectively. Net of minority interest of $2.4 million and $2.4 million, respectively.

(2)	Net of deferred tax benefit of $103.1 million and $109.6 million, respectively. Net of minority interest of $5.2 million and $5.2 million, respectively.

(3)	Net of deferred tax benefit of $0.1 million and $0.1 million, respectively.

(4)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed indefinitely invested.

(5)	Net of a deferred tax benefit of $0.5 million for 2006.
5.	Loss Per Share

The information required to compute net loss per basic and diluted share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2007	2006	2007	2006

Basic weighted-average number of common shares outstanding	57.5	57.4	57.4	57.4
Effect of potentially dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—

Diluted weighted-average number of common shares outstanding	57.5	57.4	57.4	57.4

No adjustments to net loss are necessary to compute net loss per basic and diluted share. The dilutive effect of potentially dilutive securities is calculated using the treasury stock method. Options to purchase 4.8 million shares for both the three and nine months ended September 30, 2007, and 5.0 million shares for both the three and nine months ended September 30, 2006, were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 1.0 million restricted stock units for both the three and nine months ended September 30, 2007, and 0.7 million restricted stock units for both the three and nine months ended September 30, 2006 were excluded from the calculation of diluted loss per share for the same reason.

On October 29, 2007, in connection with the Combination, AbitibiBowater issued approximately 57.5 million new shares of AbitibiBowater common stock to the former shareholders of Abitibi and Bowater.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements — Unaudited
6.	Other (Expense) Income, Net

“Other (expense) income, net” in the Consolidated Statements of Operations includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2007	2006	2007	2006

Foreign exchange (losses) gains	$(17.4)	$0.7	$(37.0)	$(2.3)
(Losses) earnings from equity method investments	(1.9)	1.0	(4.6)	5.2
Interest income	2.2	2.0	5.7	4.1
Charges for repurchase of debt (Note 11)	—	(0.5)	—	(0.5)
Miscellaneous income, net	1.0	1.7	1.1	3.2

	$(16.1)	$4.9	$(34.8)	$9.7

7.	Impairment and Other Related Charges

Goodwill Impairment

During the third quarter of 2006, we realigned our organizational structure to move from a divisional organization to a functional organization that supports and focuses on our multi-product line manufacturing and sales across our mill base. As a result of this organizational realignment, we now manage our business based on the products that we manufacture and sell to external customers and, therefore, our reportable segments and goodwill reporting units changed. Prior to the reallocation of goodwill to our new reporting units, we performed an interim test for impairment. As a result of this review, we recorded a charge of $200.0 million attributable to an impairment of goodwill at our Thunder Bay facility. Additional information regarding this impairment charge can be found in Bowater’s Annual Report on Form 10-K filed on March 13, 2007.

Asset Impairment

Based on the continued decline of North American newsprint consumption through the third quarter of 2006, we could no longer foresee the restart of paper machine No. 3 at our Thunder Bay facility, which had been idled since 2003. Accordingly, we recorded a non-cash asset impairment charge of $18.9 million in the third quarter of 2006 to write down the carrying value of the machine to its estimated fair value, which was determined using the discounted cash flow method.

During the third quarter of 2006, we decided to close our Benton Harbor operation. This close resulted in a review of the facility’s long-lived assets for impairment. As a result, we recorded a non-cash asset impairment charge of $23.5 million. An additional $4.0 million was also recorded for lease costs, contract termination costs and severance. Inventory write-downs totaling $0.4 million were recorded in cost of sales.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements — Unaudited
8.	Pension and Postretirement Expense

The components of net periodic benefit costs relating to our pension and other postretirement (“OPEB”) plans are as follows for the three and nine months ended September 30, 2007 and 2006:

Pension Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$9.1	$10.5	$27.4	$32.4
Interest cost	32.8	29.9	94.7	89.1
Expected return on plan assets	(35.1)	(30.8)	(100.6)	(91.0)
Amortization of prior service cost	1.2	1.3	3.5	4.1
Amortization of net actuarial loss	6.8	8.0	20.6	25.7
Special termination benefits	2.7	—	6.7	—
Curtailment and settlement losses, net	5.1	8.8	12.5	13.4

Net periodic benefit cost	$22.6	$27.7	$64.8	$73.7

OPEB Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$0.5	$1.1	$1.7	$3.1
Interest cost	3.2	3.9	9.3	11.9
Amortization of prior service credit	(2.8)	(1.5)	(8.5)	(4.5)
Amortization of net actuarial loss	1.6	2.1	4.8	6.1
Curtailment and settlement gains	—	(5.5)	(3.5)	(5.7)

Net periodic benefit cost	$2.5	$0.1	$3.8	$10.9

Since the measurement date of our pension and OPEB plans is 90 days prior to the start of our year, curtailment gains and losses that arise during the year are recorded on a 90-day lag.

Events Impacting Net Periodic Benefit Cost for the Three and Nine Months Ended September 30, 2007

In October 2006, we approved changes to the other postretirement plan for our U.S. salaried employees. Benefits for employees were either eliminated or reduced depending on whether the employee met certain age and years of service criteria. As a result, a curtailment gain of $3.2 million was included in the net periodic benefit cost of our OPEB plans during the nine months ended September 30, 2007.

In February 2007, union members at our Thunder Bay, Ontario facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 157 jobs were eliminated. A curtailment loss of approximately $1.8 million and the cost of special termination benefits of $4.0 million were included in the net periodic benefit cost of our pension plans during the nine months ended September 30, 2007, and a curtailment gain of $0.3 million was included in the net periodic benefit cost of our OPEB plans during the nine months ended September 30, 2007 as a result of the employee reduction. This event will also result in a settlement loss at the time the benefits are paid.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements — Unaudited
In May 2007, union members at our Gatineau, Quebec facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 143 jobs were eliminated. A curtailment loss of approximately $1.7 million and special termination benefits of approximately $2.7 million were included in the net periodic benefit cost of our pension plans for the three and nine months ended September 30, 2007 as a result of the employee reduction.

In June 2007, union members at our Dolbeau, Quebec facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 130 jobs were eliminated. A curtailment loss of approximately $2.6 million was included in the net periodic benefit cost of our pension plans for the three and nine months ended September 30, 2007 as a result of the employee reduction. Additionally, special termination benefits of approximately $2.7 million will be included in the net periodic benefit cost of our pension plans for the fourth quarter of 2007.

At various dates from December 2006 to June 2007, certain employees received lump-sum payouts from two of our retirement pension plans. Accordingly, settlement losses of $0.8 million and $6.4 million were included in the net periodic benefit cost of our pension plans during the three and nine months ended September 30, 2007, respectively.

Events Impacting Net Periodic Benefit Cost for the Three and Nine Months Ended September 30, 2006

As a result of the reduction of employees at our Thunder Bay “A” kraft pulp mill, curtailment losses of $0.9 million and $5.5 million were included in the net periodic benefit cost of our pension plans during the three and nine months ended September 30, 2006, respectively. In addition, a curtailment gain of $0.2 million was included in net periodic benefit cost for our OPEB plans during the nine months ended September 30, 2006. This event resulted in a partial plan termination and will result in a settlement loss when the assets and liabilities are eventually settled.

In May 2006, certain employees received lump-sum payouts from the supplemental executive retirement plan. A settlement loss of $2.3 million was included in net periodic benefit cost for our pension plans during the three and nine months ended September 30, 2006.

In May 2006, we approved changes to our defined benefit pension plan for our U.S. salaried employees. Benefits for certain employees were frozen effective January 1, 2007 and were replaced with a Company contribution to a defined contribution plan. A curtailment loss of $3.9 million was included in net periodic benefit cost for our pension plans during the three and nine months ended September 30, 2006.

In June 2006, we approved changes to our defined benefit pension plan for our Canadian salaried employees. Benefits for certain employees will be frozen January 1, 2008 and will be replaced by a Company contribution to a defined contribution plan. A curtailment loss of approximately $1.7 million was included in net periodic benefit cost for our pension plans during the three and nine months ended September 30, 2006.

In June 2006, we approved changes to our OPEB plan for Canadian salaried employees. The OPEB plan was redesigned to phase out OPEB costs by the end of 2010 by increasing the retirees’ contributions from 20% to 100% over a four-year period beginning January 1, 2007. A curtailment gain of approximately $5.5 million was included in net periodic benefit cost for our OPEB plans during the three and nine months ended September 30, 2006.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements — Unaudited
9.	Income Taxes

The income tax benefit/provision attributable to loss before income taxes, minority interests and cumulative effect of accounting change differs from the amounts computed by applying the United States federal statutory income tax rate of 35% as a result of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2007	2006	2007	2006

Loss before income taxes, minority interests and cumulative effect of accounting change	$(145.5)	$(225.2)	$(218.8)	$(211.9)

Expected income tax benefit	50.9	78.9	76.6	74.2
Increase (decrease) in income taxes resulting from:
Valuation allowance (1)	(34.1)	(18.2)	(71.4)	(73.8)
Tax reserves (2)	5.3	17.5	5.3	17.5
Goodwill (3)	—	(78.6)	—	(78.6)
Foreign exchange	(16.3)	7.7	(33.6)	(13.6)
State income taxes, net of federal income tax benefit	0.5	(0.2)	0.1	(2.1)
Foreign taxes (4)	(2.1)	(7.2)	8.7	39.6
Other, net	(3.8)	10.0	(4.9)	7.3

Income tax benefit (provision)	$0.4	$9.9	$(19.2)	$(29.5)

(1)	Income tax benefits generated on our Canadian operating losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits.

(2)	Tax reserves of $5.3 million and $17.5 million were reversed during the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006, respectively, as the statute of limitations associated with those tax matters had expired.

(3)	We recorded a goodwill impairment charge of $200.0 million during the three and nine months ended September 30, 2006. No tax benefit is provided by this charge.

(4)	Foreign taxes benefited by $0.3 million and $4.7 million in the three and nine months ended September 30, 2007 and $15.2 million in the nine months ended September 30, 2006 due to capital gains treatment of certain asset sales.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we decreased our liability for unrecognized tax benefits by $2.3 million, which was accounted for as a decrease to our January 1, 2007 retained deficit balance. Our liability for unrecognized tax benefits as of January 1, 2007 was $28.3 million, which included interest of $0.6 million. We recognize interest and penalties accrued related to unrecognized tax benefits as components of income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $18.4 million. If recognized, these items would impact the Consolidated Statements of Operations and our effective tax rate. We anticipate that the total amount of unrecognized tax benefits will decrease by approximately $6.0 million to $7.0 million during the next twelve months due to certain U.S. statutes of limitations closing, primarily in the third quarter of 2008. The approximately $6.0 million to $7.0 million of unrecognized tax benefits is attributable to various U.S. income tax issues. We remain subject to income tax examination in Canada for tax years 2002-2006, in Korea for tax years 2005-2006 and in the U.S. for tax years 2004-2006.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements — Unaudited
10.	Financial Instruments

AbitibiBowater utilizes certain derivative instruments to enhance its ability to manage risk relating to cash flow exposure. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and do not constitute positions independent of those exposures. We do not enter into contracts for speculative purposes; however, we do from time to time enter into commodity and currency option contracts that are not accounted for as accounting hedges. Counterparty risk is limited to institutions with long-term debt ratings of A or better for North American financial institutions or ratings of AA or better for international institutions.

For derivatives that qualify for hedge accounting (currently only the Canadian dollar forward contracts), we designate the derivative as a cash flow hedge at the inception of the hedge. We formally document all relationships between the hedging instruments and the hedged items, as well as our risk-management objectives and strategies for undertaking the various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. Under the terms of our risk management policy, we may enter into derivative contracts to hedge forecasted transactions for a period not to exceed two years. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. If it is determined that a derivative is no longer highly effective as a hedge, we discontinue hedge accounting prospectively.

Canadian Dollar Forward Contracts

We pay a significant portion of the operating expenses of our Canadian mill sites in Canadian dollars. To reduce our exposure to U.S. and Canadian dollar exchange rate fluctuations, we periodically enter into and designate Canadian dollar forward contracts to hedge certain of the forecasted Canadian dollar cash outflows at our Canadian mill operations, which we believe are likely to occur. There were no hedging contracts outstanding at September 30, 2007. Hedge ineffectiveness associated with our Canadian dollar forward contracts was not material for the periods presented in our Consolidated Financial Statements.

British Pound Sterling Forward Contracts

We have entered into sales agreements denominated in British pound sterling. Beginning in the first quarter of 2007, we entered into currency forward contracts to partially limit our exposure to British pound sterling-U.S. dollar exchange rate fluctuations. These currency forward contracts, which do not currently meet the requirements for hedge accounting treatment, have been recorded at fair value in the Consolidated Statement of Operations. As a result, approximately $0.2 million and $0.9 million of pre-tax losses were recognized for the three and nine months ended September 30, 2007, respectively, for contracts that we entered into to economically hedge forecasted transactions expected to occur through December 31, 2007.

Natural Gas Swap Agreements

Beginning in the third quarter of 2006, we entered into natural gas swap agreements under our natural gas hedging program for the purpose of reducing the risk inherent in fluctuating natural gas prices. Our hedged natural gas costs are billed to us based on a publicly traded index plus a fixed amount. The natural gas swap agreements allow us to minimize the effect of fluctuations in those indices by contractually exchanging the publicly traded index upon which we are billed for a fixed index of natural gas cost. The swap agreements, which do not currently meet the requirements for hedge accounting treatment, have been recorded at fair value in the Consolidated Statement of Operations. As a result, approximately $0.6 million and $0.5 million of pre-tax losses were recognized for the three and nine months ended September 30, 2007, respectively, for contracts that we entered into in 2006 and 2007 to economically hedge forecasted transactions expected to occur through September 2008.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements — Unaudited
Information regarding our outstanding British pound sterling and natural gas swap contracts’ notional amount, fair market value, and range of exchange rates or natural gas price index prices is summarized in the table below. The notional amount of these contracts represents the amount of foreign currencies or natural gas to be purchased or sold at maturity and does not represent our exposure on these contracts.

			Range Of
			USD/CAD and
			USD/GBP
	Notional		Exchange Rates
	Amount of	Asset /(Liability)	and Natural Gas
(Unaudited, in millions of U.S. dollars except rates and prices)	Derivatives	Fair Market Value	Index Prices

As of September 30, 2007:
Foreign Currency Exchange Agreements:
British pound sterling Due in 2007	$20.1	$(0.7)	$1.9553—1.9976
Natural Gas Swap Agreements:
Due in 2007	$4.7	$(0.7)	$6.34—9.53
Due in 2008	$4.5	$(0.1)	$6.34—9.87

As of December 31, 2006:
Foreign Currency Exchange Agreements:
Canadian dollar
Due in 2007	$76.0	$(0.4)	$.8592—.8801
Natural Gas Swap Agreements:
Due in 2007	$9.0	$(1.1)	$5.87—8.98

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. The risk of counterparty nonperformance is considered to be remote, and no individual financial institution holds more than 35% of our derivative financial instruments.

The components of the cash flow hedges included in “Accumulated other comprehensive loss” are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2007	2006	2007	2006

(Gains) losses reclassified to earnings on matured cash flow hedges	$—	$(5.0)	$1.1	$(34.2)
Unrealized gains for change in value on outstanding cash flow hedges	—	0.5	0.2	4.9

	—	(4.5)	1.3	(29.3)

Income tax benefit (provision)	—	1.7	(0.5)	11.1

Net (increase) decrease in “Accumulated other comprehensive loss”	$—	$(2.8)	$0.8	$(18.2)

11.	Long-term and Short-term Debt

On November 2, 2007, we obtained an amendment to Bowater’s U.S. and Canadian credit facilities allowing us to adjust EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items and gains (or losses) on asset dispositions, plus income taxes plus depreciation plus interest

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements — Unaudited
expense) for non-recurring gains or losses without limitation. In addition, the minimum ratio of EBITDA (defined as EBITDA, plus gains (or minus losses) from asset dispositions) to interest expense was lowered from 2.00 to 1 to 1.50 to 1 effective October 1, 2007, increasing gradually back up to 2.00 to 1 by October 1, 2008.
During August 2006, we repurchased approximately $15.6 million of our $250 million floating rate notes due March 15, 2010 for total cash consideration of approximately $15.8 million or a 1.4% premium over face value. During September 2006, we repurchased approximately $1.9 million of our $250 million 9% notes due August 1, 2009 for total cash consideration of approximately $2.0 million or a 3.7% premium over face value. In conjunction with these transactions, we recorded charges of approximately $0.5 million for premiums, fees and unamortized deferred financing fees. These charges for the early extinguishment of debt are included in “Other (expense) income, net” on the accompanying Consolidated Statement of Operations.
12. Commitments and Contingencies
AbitibiBowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.
On September 30, 2005, the Ministry of Justice of the Province of Quebec (MOJ) cited one of Bowater’s subsidiaries, Bowater Canadian Forest Products, Inc. (“BCFPI”), in connection with effluent water quality of the Dolbeau mill. BCFPI settled this citation on March 29, 2007, by agreeing to pay a fine and costs totaling CDN$158,000. The Dolbeau mill has taken steps to improve its effluent quality and has experienced only two other exceedences since January 1, 2005.
On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the Combination. The complaint seeks damages of no less than $70 million, related costs and such other relief as the court deems just and proper. The management of AbitibiBowater believes this claim is entirely without merit and intends to contest this matter.
On September 7, 2007, BCFPI received a decision in an arbitration related to the 1998 sale to Weyerhaeuser Company (“Weyerhaeuser”) of Bowater’s former pulp and paper facility in Dryden, Ontario. As reported in Bowater’s Annual Report on Form 10-K, BCFPI and Weyerhaeuser had been arbitrating a claim regarding the cost of certain environmental matters related to the mill. The arbitrators awarded Weyerhaeuser approximately $42.9 million (CDN $44.0 million), including interest. As a result of the arbitrator’s decision, which is binding upon Bowater and not subject to appeal, we recorded a pre-tax charge of $28.4 million (CDN $29.1 million) during the three and nine months ended September 30, 2007. We had previously established a reserve of approximately $14.5 million (CDN $14.9 million) in connection with these environmental matters at the time of the sale.
There have been no other material developments to those legal proceedings described in Bowater’s Annual Report on Form 10-K filed on March 13, 2007.
13. Share-Based Compensation
We maintain incentive stock plans that provide for grants of stock options, equity participation rights (“EPRs”) and restricted stock units to our directors, officers and key employees. These plans are described more fully in Bowater’s 2006 Annual Report on Form 10-K.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-based Payments” and related interpretations (“SFAS 123R”). The adoption of SFAS 123R resulted in a charge for the

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements — Unaudited
cumulative effect of accounting change of $2.6 million, net of tax, (or $0.05 per share) that we recorded in the first quarter of 2006.
The following table details the share-based compensation expense (excluding the cumulative effect of accounting change) recorded in the Consolidated Statements of Operations by award:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2007	2006	2007	2006

Stock options	$0.2	$0.2	$0.8	$0.4
Restricted stock units	2.4	2.9	9.8	4.8
EPRs	(0.8)	(0.5)	(0.5)	(3.4)

Stock-based compensation expense	$1.8	$2.6	$10.1	$1.8

The following table details the tax (benefit) provision by award:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2007	2006	2007	2006

Stock options	$(0.1)	$—	$(0.4)	$(0.1)
Restricted stock units	(0.6)	(0.7)	(2.6)	(1.1)
EPRs	0.2	0.1	0.1	0.8

Tax benefit	$(0.5)	$(0.6)	$(2.9)	$(0.4)

     Stock Options
On September 26, 2007, the terms of all outstanding stock options granted in 2006 (315,848 stock options) were modified to allow for accelerated vesting in full upon a grantee’s involuntary termination without cause. The modification was treated as a cancellation of the 2006 awards and a new grant of the modified awards. We have reversed cumulative compensation expense recognized through the date of the modification for those stock option grants for which future vesting was considered improbable under the original terms of the grant, but considered probable under the modified terms (“Type III Modifications”). Subsequent to the date of modification, we began recognizing compensation expense associated with the 24,850 stock options identified as Type III Modifications over the requisite service periods (based on the expected vesting date for each applicable grantee). Most of the modified stock options (290,998 stock options) were granted to employees who will continue to be employed by AbitibiBowater subsequent to the Combination. Future vesting of those stock options was considered probable under the original terms of the grant and is still considered probable under the modified terms (“Type I Modification”). As such, the original compensation expense will continue to be recognized over the requisite service period, which did not change as a result of the modification. The modification resulted in a net decrease of $0.1 million of compensation expense recognized during the three and nine months ended September 30, 2007.
On January 30, 2007, we granted 72,146 stock options. The awards cliff vest after three years and allow for accelerated vesting upon a grantee’s retirement. We have recognized compensation expense based on the requisite service period, which is less than three years for certain employees who are eligible for retirement as of the date of the grant or become eligible for retirement during the vesting period. We issued 350,630 stock options in May 2006, which either cliff vest after 32 months (100,630 shares) or vest ratably over 36 months (250,000 shares).

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements — Unaudited
A summary of option activity under our stock plans as of and for the nine months ended September 30, 2007 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number Of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
(Unaudited)	(000’s)	Price	Life (years)	($000)

Outstanding at December 31, 2006	4,982	$43.45
Granted during the period	72	27.87
Exercised during the period	—	—
Canceled during the period	(255)	42.72

Outstanding at September 30, 2007	4,799	$43.25	4.4	$—

Exercisable at September 30, 2007	4,505	$44.29	4.1	$—

In accordance with SFAS 123R, we estimated the fair value of each stock option granted during the nine months ended September 30, 2007 on the date of grant using a Black-Scholes option-pricing formula, applying weighted-average assumptions which are consistent with the assumptions described in “Note 21 Share-Based Compensation” included in Bowater’s most recent Annual Report on Form 10-K, and amortize that value to expense over the option’s requisite service period using the straight-line attribution approach. The weighted-average fair value of options granted during the nine months ended September 30, 2007 was $9.08.
During the three and nine months ended September 30, 2007 and 2006, all vested options had a strike price greater than the closing price of our common stock (i.e., were “out-of-the-money”), and there were no stock option exercises during those periods.
As of September 30, 2007, there was $1.6 million of unrecognized compensation cost related to stock option awards granted under our stock plans. The unrecognized cost is expected to be recognized over a weighted-average period of 1.6 years.
     Restricted Stock Units
On September 26, 2007, the terms of all outstanding performance-based and service-based restricted stock units (“RSUs”) granted in 2006 except the awards granted on May 10, 2006 that cliff vest over 20 months were modified (205,707 RSUs) to allow for accelerated vesting in full upon a grantee’s involuntary termination without cause and to remove any performance conditions from the awards. The modification was treated as a cancellation of the 2006 awards and a new grant of the modified awards. We have reversed cumulative compensation expense recognized through the date of modification for those RSUs identified as Type III Modifications. Subsequent to the date of modification, we began recognizing compensation expense associated with the 64,929 RSUs identified as Type III Modifications over the requisite service periods (based on the expected vesting date for each applicable grantee). Most of the modified RSUs (140,778 RSUs) were granted to employees who will continue to be employed by AbitibiBowater subsequent to the Combination. As such, those RSUs are Type I Modifications, and the original compensation expense will continue to be recognized over the original requisite service period. The modification resulted in a net decrease of $0.4 million of compensation expense recognized during the three and nine months ended September 30, 2007.
On January 30, 2007, we granted 327,945 RSUs, all of which are service-based awards. The awards cliff vest after three years and allow for accelerated vesting upon a grantee’s retirement. We have recognized compensation expense based on the requisite service period, which is less than three years for certain employees who are eligible for retirement as of the date of the grant or will become eligible for retirement during the vesting period.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements — Unaudited
On February 7, 2007, we granted 36,101 RSUs, all of which are performance-based awards. These awards vested upon closing of the merger of Bowater and Abitibi. Accounting guidance dictates that, for purposes of recognizing compensation expense for this type of award, the Combination was not considered “probable” until the date the merger was consummated. As vesting of these awards was predicated upon close of the merger, which occurred on October 29, 2007, no compensation expense was recorded for these awards in the three and nine months ended September 30, 2007. As a result of the consummation of the merger, compensation expense of $1.0 million was recognized on October 29, 2007 and will be reflected in our results for the year ended December 31, 2007. These awards are included in our outstanding RSUs at the end of the period.
On March 23, 2007, we granted 54,200 RSUs, all of which are performance-based awards. The vesting of these awards is contingent upon the realization of certain synergies within two years of consummation of the merger of Bowater and Abitibi. The key terms and conditions of these RSUs have not been finalized; therefore a grant date for FAS 123R purposes has not occurred. As such, no compensation expense was recorded during the three and nine months ended September 30, 2007, nor were these awards included in our outstanding RSUs at the end of the period.
On June 27, 2007, we granted 1,897 RSUs, all of which are service-based awards that cliff vest after three years.
On May 10, 2006, we issued four separate grants of restricted stock units totaling 775,529 shares, of which 43,530 shares are performance-based awards. The performance-based awards cliff vest after 32 months. The remaining shares, which are service-based awards, cliff vest after 32 months (178,342 shares), 20 months (503,657 shares) or 12 months (50,000 shares).
A summary of the status of our restricted stock units as of and for the nine months ended September 30, 2007, is presented below:

		Weighted Average
		Fair Value at
	Number Of Units	Modification or
(Unaudited)	(000’s)	Grant Date

Outstanding at December 31, 2006	665	$24.92
Granted during the period	366	27.84
Vested during the period	(64)	26.38
Canceled during the period	(13)	26.83

Outstanding at September 30, 2007	954	$25.92

As of September 30, 2007, there was $8.8 million of unrecognized compensation cost related to restricted stock units granted under our stock plans, excluding those granted on February 7, 2007 (discussed above). This unrecognized cost is expected to be recognized over a weighted-average period of one year. The total fair value of restricted stock units vested during the first nine months of 2007 was $1.4 million.
     Equity Participation Rights
EPRs confer the right to receive cash based on the appreciation of our common stock price, but no right to acquire stock ownership. The rights have a vesting period of two years and, unless terminated earlier in accordance with their terms, expire 10 years after the grant date. The base price is the fair market value of our common stock on the day of grant (adjusted by the Bowater exchange ratio of 0.52 on October 29, 2007). The rights may be redeemed only for cash, and the amount paid to the employee at the time of exercise is the difference between the base price and the average high/low of our common stock on the day of settlement. There have been no grants of EPRs since January 2003.
The EPR awards are classified as liability awards under SFAS 123R since the EPRs are cash settled. In accordance with SFAS 123R, liability awards are remeasured at fair value at each reporting period and the

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements — Unaudited
income or expense included in the consolidated statement of operations. As of September 30, 2007, the fair value of our EPRs liability is $0.1 million. The assumptions used to value the liability are consistent with those used in the past. There have been no significant changes to the number of EPRs outstanding or exercisable since December 31, 2006. Refer to Bowater’s most recent Annual Report on Form 10-K for additional details.
14. Off-Balance Sheet Debt Guarantees
In connection with our 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our Qualified Special Purpose Entities (QSPEs). we guarantee approximately $6.6 million of the investor notes’ principal balance at September 30, 2007. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes’ principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $30.4 million and obligations of approximately $26.3 million, which include the investor notes. We would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable, neither of which has ever occurred.
15. Segment Information
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are coated papers, specialty papers, newsprint, market pulp, and lumber.
None of the income or loss items following “Operating loss” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, impairments, employee termination costs, gains on dispositions of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements — Unaudited
The following tables summarize information about segment profit and loss for the three and nine months ended September 30, 2007 and 2006:

		Coated	Specialty		Market		Corporate	Consolidated
(Unaudited, in millions)		Papers	Papers	Newsprint	Pulp	Lumber	and Other	Total

Sales
Third quarter	2007	$152.4	$141.3	$295.8	$159.7	$62.3	$3.2	$814.7

Third quarter	2006	154.4	153.9	349.1	144.2	71.1	3.2	875.9

Year to date	2007	410.3	433.9	911.7	430.5	189.1	9.4	2,384.9

Year to date	2006	463.5	426.6	1,089.9	410.3	261.6	16.6	2,668.5

Operating income (loss) (1)
Third quarter	2007	$13.1	$(19.8)	$(39.5)	$29.3	$(10.6)	$(54.6)	$(82.1)

Third quarter	2006	15.6	(1.4)	30.9	17.4	(17.4)	(224.4)	(179.3)

Year to date	2007	26.6	(39.6)	(55.2)	66.5	(31.7)	(8.7)	(42.1)

Year to date	2006	60.3	(26.8)	67.1	16.1	(20.9)	(167.9)	(72.1)

(1)	Corporate and other operating loss includes net gains from dispositions of assets of $17.1 million and $54.0 million for the three months ended September 30, 2007 and 2006, respectively, and $139.6 million and $154.5 million for the nine months ended September 30, 2007 and 2006, respectively. Corporate and other operating loss includes an arbitration award of $28.4 million for the three and nine months ended September 30, 2007. Corporate and other operating loss also includes asset impairment and other related charges of $46.8 million and goodwill impairment of $200.0 million for the three and nine months ended September 30, 2006.
16. Subsequent Events
On October 29, 2007, Bowater and Abitibi combined in an all-stock “merger of equals” (the combined company, which was formed in connection with the Combination, is AbitibiBowater Inc.). See Note 1 for additional information regarding the Combination.
In connection with the Combination, all Abitibi and Bowater stock options, stock appreciation rights and other stock-based awards outstanding at the effective time of the Combination, whether vested or unvested were converted into AbitibiBowater stock options, stock appreciation rights or stock-based awards. The number of shares subject to such converted Abitibi or Bowater stock options, stock appreciation rights and stock-based awards was adjusted by multiplying the number of shares subject to such Abitibi or Bowater stock option, stock appreciation right or stock-based award by 0.06261 in the case of Abitibi, and by 0.52 in the case of Bowater. Similarly, the exercise prices of the converted stock options or base prices of the stock appreciation rights were adjusted by dividing such price by 0.06261 in the case of Abitibi, and by 0.52 in the case of Bowater, rounded to the nearest one-hundredth of a cent. The stock options, stock appreciation rights and other stock-based awards to acquire AbitibiBowater common stock are subject to the same terms and conditions as were applicable under the respective Abitibi or Bowater plans pursuant to which each stock option, stock appreciation right or stock-based award was initially issued by taking into account any changes to such terms and conditions, including acceleration thereof, by reason of the Combination.
The Combination will be accounted for under the purchase method of accounting with Bowater treated as the acquirer for accounting purposes. Subsequent to the Combination, AbitibiBowater will assume the role as the acquirer for accounting purposes as they will become the successor to Bowater in the Combination. The total estimated purchase price is $1.4 billion. The results of operations of Abitibi will be consolidated with those of AbitibiBowater commencing October 29, 2007. Please refer to our 8-K and 8-K/A filed on October 29, 2007 for additional information regarding the Combination, as well as unaudited combined pro forma financial information as of June 30, 2007 and for the periods ending December 31, 2006 and June 30, 2007.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements — Unaudited
Further, in connection with the Combination, we approved a retention and severance program for approximately 320 Bowater employees who could possibly be impacted by the Combination. This program provides a retention bonus for employees who remain with Bowater through the closing of the Combination and an additional retention bonus for employees who remain with Bowater for a transition period following the closing. The costs associated with these programs are expensed as incurred. Also in connection with the Combination, we have capitalized $17.5 million of direct acquisition costs in our Consolidated Balance Sheet as of September 30, 2007.
In connection with the review and approval of the transaction by the Canadian government, AbitibiBowater agreed, among other things, for a period of three years after closing, to maintain its headquarters in Montreal, Canada; to maintain at least five Canadians on its Board of Directors; and to apply for listing of its common stock on the Toronto Stock Exchange (TSX). In connection with the review and approval of the transaction by the U.S. Department of Justice, AbitibiBowater agreed, among other things, to divest one newsprint mill, Abitibi’s mill in Snowflake, Arizona. Abitibi and Bowater continued to operate separately until October 29, 2007.

ABITIBIBOWATER INC.
     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
AbitibiBowater Inc. (“AbitibiBowater”) was incorporated in Delaware on January 25, 2007. On October 29, 2007, pursuant to a Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007, among AbitibiBowater, Abitibi-Consolidated Inc. (“Abitibi”), Bowater Incorporated (“Bowater”), Alpha-Bravo Merger Sub Inc. (“Merger Sub”) and Bowater Canada Inc. (now named AbitibiBowater Canada Inc.), as amended by the First Amendment, dated as of May 7, 2007 (as amended, the “Combination Agreement”), the following transactions (as well as additional related transactions) were consummated (collectively, the “Combination”):
•	Merger Sub was merged with and into Bowater, with Bowater continuing as the surviving corporation, and each issued and outstanding share of Bowater common stock (excluding shares to be cancelled in accordance with the Combination Agreement) was converted into the right to receive 0.52 shares of AbitibiBowater common stock; and

•	the Articles of Arrangement (as defined in the Combination Agreement) became effective pursuant to which, among other things, each outstanding common share of Abitibi (other than the Abitibi common shares exchanged for AbitibiBowater Canada Inc. exchangeable shares) were transferred to AbitibiBowater in exchange for 0.06261 shares of AbitibiBowater common stock.
As a result of these transactions, Abitibi and Bowater became subsidiaries of AbitibiBowater and AbitibiBowater issued approximately 57.5 million shares of AbitibiBowater common stock to the former shareholders of Abitibi and Bowater.
AbitibiBowater is deemed to be the successor to Bowater for purposes of U.S. securities laws and regulations governing financial reporting and, even though Abitibi and Bowater consider the Combination to have been a merger-of-equals, Bowater is deemed to be the “acquirer” for accounting purposes. Therefore, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements reflect the results of operations and financial position of Bowater for the periods presented. However, any references to amounts for periods after the closing of the Combination relate to AbitibiBowater. AbitibiBowater had no separate operations for the periods presented.
Unless the context otherwise requires, both Bowater and AbitibiBowater are referred to as the “Company” in this Quarterly Report on Form 10-Q.
     Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data
Statements contained in this Quarterly Report on Form 10-Q that do not constitute historical financial results or other factual information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, goals, objectives, expectations and intentions, future sales, shipments and operating results, prices for our major products, inventory levels, cost reduction measures, manufacturing performance, product mix, capital spending and tax and exchange rates. These forward-looking statements are not guarantees of future performance. They are based on management’s expectations, which involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Although it is not possible to predict all risks, the following factors, among others, could cause actual results to differ materially from those set forth in our forward-looking statements: the risk that Abitibi’s and Bowater’s businesses will not be integrated successfully; the risk that the cost savings and other expected synergies from the Combination may not be fully realized or may take longer to realize than expected; possible disruption from the Combination, which could make it more difficult to maintain relationships with customers, employees or suppliers; the risk that the required divestiture of our Snowflake, Arizona newsprint mill under our consent decree with the U.S. Department of Justice may take a significant amount of time and may not be on terms advantageous to us; the risks associated with our substantial indebtedness and our ability to meet our debt service obligations and to repay, restructure and/or refinance our outstanding indebtedness as it becomes due; and the continuing strengthening of the Canadian dollar against the U.S. dollar. In addition to specific factors described in

ABITIBIBOWATER INC.
connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those described under the caption “Risk Factors” in this Quarterly Report. We disclaim any obligation to publicly update or revise any forward-looking statements even if our situation changes in the future.
Information about industry or general economic conditions contained in this report is derived from third party sources (i.e., the Pulp and Paper Products Council; RISI, Inc.; and certain trade publications) that we believe are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.
     Accounting Policies and Estimates
The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition and should be read in conjunction with our unaudited Consolidated Financial Statements included in this quarterly report. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements in Bowater’s Annual Report on Form 10-K for the year ended December 31, 2006. Our critical accounting estimates are described under the caption “Critical Accounting Estimates” in Item 7 of Bowater’s Annual Report on Form 10-K for the year ended December 31, 2006.
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates, assumptions and judgments and rely on projections of future results of operations and cash flows. We base our estimates and assumptions on historical data and other assumptions that we believe are reasonable under the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in our financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.
Our judgments are based on our assessment as to the effect certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in our Consolidated Financial Statements. It is important that the reader of our financial statements understand that actual results could differ materially from these estimates, assumptions, projections and judgments.
     Overview of Financial Performance
Our net loss for the third quarter of 2007 was $142.1 million, or $2.47 per diluted share, as compared to a net loss of $216.1 million, or $3.76 per diluted share, for the same period in 2006.
Our sales in the third quarter of 2007 were $814.7 million, a decrease of $61.2 million compared to the third quarter of 2006 sales of $875.9 million. Average transaction prices decreased for all of our paper products, and shipments decreased for all of our major products except coated papers. Shipments of coated paper increased primarily due to increased demand as a result of capacity closures by some of our North American competitors and reduced offshore imports. The increased coated paper shipments were more than offset by a reduction in average coated paper transaction prices, resulting in a slight decrease in sales for the third quarter of 2007 compared to the same period of 2006. Shipments of newsprint were significantly lower in the third quarter of 2007 compared to the third quarter of 2006 due to the continued decline of North American newsprint consumption. We have increased our exports of newsprint into areas where market conditions are stronger, but those export sales have only partially offset the effects of the North American decline. As such, we continue to curtail paper production at several facilities. We indefinitely idled paper machine no. 3 at our Gatineau, Quebec facility beginning in March 2007 and indefinitely idled paper machine no. 2 at our Dolbeau, Quebec facility beginning in late May 2007. Shipments of market pulp were slightly lower in the third quarter of 2007 as compared to the third quarter of 2006. However, the increase in average transaction prices for market pulp resulted in an increase of sales of 10.7% for the third quarter 2007 compared to the same period in 2006. Shipments of lumber were lower in the third quarter of 2007 as compared to the third quarter of 2006 due to weak demand in the U.S. housing market and the impact of quotas imposed by the Softwood Lumber Agreement in January 2007.

ABITIBIBOWATER INC.
Our costs increased $21.6 million during the third quarter of 2007 as compared to the same time period in 2006. The increase in costs was primarily due to a stronger Canadian dollar (which when compared to the U.S. dollar was on average 7.3% higher in the third quarter of 2007 compared to the third quarter of 2006, from an average rate of US$0.8919 to US$0.9568), higher wood costs (particularly recycled fiber), higher maintenance costs and reduced benefits from our Canadian dollar hedging program. These higher costs were only partially offset by lower costs resulting from reduced shipment volumes and lower labor, energy and chemicals costs. As a result, our operating costs per ton increased for all our paper grades, except coated paper which is manufactured solely in the U.S., when compared to the third quarter of 2006. Direct costs per ton, net of recycled fiber costs and the impact of the stronger Canadian dollar, decreased in the third quarter of 2007 as compared to the third quarter of 2006 for all of our paper grades as a result of our commitment to our operational improvement program and the progress we have made in reducing our controllable costs. Specifically, our Thunder Bay mill lowered its costs to produce paper and pulp by approximately $40 per metric ton since last September despite the rapid strengthening of the Canadian dollar and the significant increase in the cost of recycled wood fiber. Substantial improvement at Thunder Bay was achieved prior to June 2007 and realized during the third quarter. Additional information regarding the changes in our manufacturing and other costs is included below in the section “Consolidated Results of Operations.” In addition, on September 7, 2007, Bowater Canadian Forest Products Inc., a subsidiary of Bowater, received a decision from an arbitration related to the 1998 sale to Weyerhaeuser Company (“Weyerhaeuser”) of Bowater’s former pulp and paper facility in Dryden, Ontario. As reported in Bowater’s most recent Annual Report on Form 10-K, Bowater and Weyerhaeuser had been arbitrating a claim regarding the cost of certain environmental matters related to the mill. The arbitrators in the matter awarded Weyerhaeuser a final and unappealable judgment of approximately $42.9 million, including interest, which was paid in the third quarter of 2007 and resulted in a pre-tax charge of $28.4 million in the same quarter. We had previously established a reserve of approximately $14.5 million (CDN $14.9 million) in connection with these environmental matters at the time of the sale.
     Business Strategy and Outlook
The Combination will have a material impact on our results of operations, financial condition and liquidity going forward. Our immediate focus is to successfully integrate Abitibi’s and Bowater’s businesses in order to achieve annualized synergies of at least $250 million by the first quarter of 2009. We expect these synergies to be achieved from improved efficiencies in such areas as production, SG&A costs, distribution and procurement. In addition, one of the key rationales in combining Abitibi and Bowater was to create a global leader in newsprint manufacturing, one that would be well positioned to compete more effectively in an increasingly global market. Further, both companies desired to create a stronger and a more efficient manufacturing platform that would be better enabled to address the challenges of continuing newsprint demand declines in North America and near-historic strength of the Canadian dollar. The ultimate goal of the Combination is to create a low-cost, financially disciplined organization with a stronger financial profile and increased focus on value-added products and growth markets. Our business strategy is to successfully execute on this goal, the result of which we believe will be a more dynamic and competitive organization better able to meet the needs of our customers and deliver significant additional value to our shareholders.
From an operations and competitiveness perspective, we have begun a company-wide strategic assessment of every business we operate, which we believe will assist us in supplying our customers’ demand in the most cost-effective manner possible. As a component of this review, we will examine closely which machines are best positioned to produce which products and then take specific actions designed to ensure that our production is focused on our more profitable product lines from lower cost sites. In addition, we will establish our capital spending and preliminary operating plans for 2008 and revise our synergy targets as a result of this review. We expect to report on the results of our review and the actions we plan to take in December 2007.
Because we recognize that cash preservation is critical during this transformational period where, among other challenges, the Canadian dollar is expected to remain strong, we will continue to take a disciplined approach to capital spending and expect that capital spending will be significantly below depreciation. We expect that total capital spending for 2007 will be approximately $145 million, which is significantly below depreciation. While we have announced price increases for several of our products, we expect that any benefit from these increases in the fourth quarter will be largely offset by the impact of the stronger Canadian dollar on our costs.
From a balance sheet perspective, financial stability and debt reduction are top priorities going forward. We expect to enter into new credit facilities to address near-term liquidity requirements and have established an aggressive goal of reducing our debt by $1 billion within the next three years. As part of this debt reduction initiative, we will continue to review non-core assets and seek to divest those that no longer fit within our long-term strategic business plan. In particular, during the 2007 fourth quarter, in addition to the continued sale of timberlands, we commenced the marketing of Abitibi’s Snowflake, Arizona newsprint mill and certain related assets. We are required to sell this mill under the terms of a settlement agreement with the United States Department of Justice (the “DOJ”), pursuant to which the DOJ approved the Combination.

ABITIBIBOWATER INC.
     Business and Financial Review
     Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2007	2006	Change	2007	2006	Change

Sales	$814.7	$875.9	$(61.2)	$2,384.9	$2,668.5	$(283.6)
Operating loss	(82.1)	(179.3)	97.2	(42.1)	(72.1)	30.0

Significant items that impacted operating loss:
Product pricing			$(30.4)			$(75.9)
Shipment volume			(30.8)			(207.7)

Change in total sales			(61.2)			(283.6)
Manufacturing costs			(14.1)			135.5
Employee termination costs — manufacturing			(6.2)			(15.2)

Change in total manufacturing costs and depreciation, amortization, and cost of timber harvested			(20.3)			120.3
Distribution costs			(0.5)			7.8
Selling and administrative expenses			(6.9)			(16.8)
Employee termination costs — selling and administrative			5.0			(0.8)
Arbitration award			(28.4)			(28.4)
Impairment and other related charges			246.4			246.4
Gain on disposition of assets			(36.9)			$(14.9)

			$97.2			$30.0

Three months ended September 30, 2007 versus September 30, 2006
Sales decreased in the third quarter of 2007 as compared to the third quarter of 2006 due primarily to lower transaction prices for coated papers, specialty papers and newsprint and decreased shipments of specialty papers, newsprint, market pulp and lumber, partially offset by higher transaction prices for market pulp and lumber and higher shipments of coated paper as further noted in the “Segment Results of Operations” section.
Operating loss was lower in the third quarter of 2007 when compared to the third quarter of 2006. The above table analyzes the major items that comprise the change in operating loss. The predominant item impacting the comparison is the impairment and other related charges of $246.4 million recorded in 2006:
Impairment and other related charges relate to costs recorded in the third quarter of 2006 for impairment of goodwill ($200.0 million), the closure of our Benton Harbor, Michigan facility ($27.5 million) and the write-down of a paper machine at our Thunder Bay, Ontario facility ($18.9 million). There were no impairment charges incurred in the third quarter of 2007.
A brief explanation of the other major items follows:
Product pricing for our coated papers, specialty papers and newsprint product groups was lower in the third quarter of 2007 as compared to the third quarter of 2006. Please refer to the discussion of “Segment Results of Operations” for a more detailed analysis of product pricing.

ABITIBIBOWATER INC.
Shipment volume for our specialty papers, newsprint, market pulp and lumber product groups was lower in the third quarter of 2007 as compared to the third quarter of 2006. Please refer to the discussion of “Segment Results of Operations” for a more detailed analysis of shipments.
Manufacturing costs were higher in the third quarter of 2007 as compared to the third quarter of 2006 resulting primarily from a stronger Canadian dollar ($20.9 million), higher wood costs ($9.8 million), higher maintenance costs ($7.7 million) and reduced benefits from our Canadian dollar hedging program ($4.5 million), partially offset by lower labor costs ($7.0 million), lower volumes ($3.1 million), lower energy costs ($2.7 million), lower chemical costs ($1.9 million) and lower depreciation ($1.8 million).
Employee termination costs were higher in the third quarter of 2007 due to severance and pension and other postretirement related charges that exceeded amounts recorded in the third quarter of 2006. Please refer to the discussion of “Corporate and Other” for a more detailed analysis of employee termination costs.
Selling and administrative expenses were higher in the third quarter of 2007 as compared to the same period of 2006, primarily as a result of merger-related costs recorded in 2007. Please refer to the discussion of “Corporate and Other” for a more detailed analysis of these costs.
Arbitration award costs were higher in the third quarter of 2007 due to an arbitration award relating to the sale of Bowater’s former Dryden, Ontario pulp and paper facility to Weyerhaeuser. Please refer to “Overview of Financial Performance” for a more detailed discussion of these costs.
Gain on disposition of assets relates primarily to land sales. The decrease is due to lower net gains on land sold in the third quarter of 2007 compared to the same period of 2006.
Nine months ended September 30, 2007 versus September 30, 2006
Sales decreased in the first nine months of 2007 as compared to the same period of 2006 due primarily to lower transaction prices for coated papers, specialty papers, newsprint and lumber and decreased shipments of coated papers, newsprint, market pulp and lumber, partially offset by higher transaction prices for market pulp and higher shipments of specialty papers as further noted in the “Segment Results of Operations” section.
Operating loss was lower in the first nine months of 2007 when compared to the same period of 2006. The above table analyzes the major items that comprise the changes in operating loss. The predominant item impacting the comparison is the impairment and other related charges of $246.4 million recorded in 2006:
Impairment and other related charges relate to costs recorded in the first nine months of 2006 for impairment of goodwill ($200.0 million), the closure of our Benton Harbor, Michigan facility ($27.5 million) and the write-down of a paper machine at our Thunder Bay, Ontario facility ($18.9 million). There were no impairment charges incurred in the same period of 2007.
A brief explanation of the other major items follows:
Product pricing for our coated papers, specialty papers, newsprint and lumber product groups was lower in the first nine months of 2007 as compared to the same period of 2006. Please refer to the discussion of “Segment Results of Operations” for a more detailed analysis of product pricing.
Shipment volume for our coated papers, newsprint, market pulp and lumber product groups was lower in the first nine months of 2007 as compared to the same period of 2006. Please refer to the discussion of “Segment Results of Operations” for a more detailed analysis of shipments.
Manufacturing costs were lower in the first nine months of 2007 as compared to the same period of 2006 resulting primarily from lower volumes ($113.5 million), lower labor costs ($27.3 million), lower maintenance

ABITIBIBOWATER INC.
costs ($18.9 million), lower energy costs ($16.5 million) and lower depreciation ($5.0 million), partially offset by higher wood costs ($33.3 million), a stronger Canadian dollar ($26.6 million), reduced benefits from our Canadian dollar hedging program ($34.7 million) and higher chemical costs ($3.1 million).
Employee termination costs were higher in the first nine months of 2007 due to severance and pension and postretirement related charges that exceeded amounts recorded in the same period of 2006. Please refer to the discussion of “Corporate and Other” for a more detailed analysis of employee termination costs.
Distribution costs were lower in the first nine months of 2007 as compared to the same period of 2006, primarily as a result of the reduced shipments of product and reduced lumber duties.
Selling and administrative expenses were higher in the first nine months of 2007 as compared to the same period of 2006, primarily as a result of higher share-based compensation costs and merger-related costs. Please refer to the discussion of “Corporate and Other” for a more detailed analysis of these costs.
Arbitration award costs were higher in the first nine months of 2007 due to an arbitration award relating to the sale of Bowater’s former Dryden, Ontario pulp and paper facility to Weyerhaeuser. Please refer to “Overview of Financial Performance” for a more detailed discussion of these costs.
Gain on disposition of assets relates primarily to land sales. The decrease is due to lower net gains on land sold in the first nine months of 2007 compared to the same period of 2006.
Segment Results of Operations
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are coated papers, specialty papers, newsprint, market pulp, and lumber. In general, our products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates.
The Combination will significantly impact the results of our specialty papers, newsprint, market pulp and lumber segments beginning in the fourth quarter of 2007. Please refer to Abitibi’s periodic filings with the SEC for information regarding their segment results prior to the merger with Bowater on October 29, 2007.

ABITIBIBOWATER INC.
Coated Papers

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Average price (per short ton)	$711	$762	$(51)	$704	$777	$(73)
Shipments (thousands of short tons)	214.2	202.6	11.6	582.8	596.8	(14.0)
Downtime (thousands of short tons)	4.5	10.1	(5.6)	28.3	46.1	(17.8)
Inventory at end of period (thousands of short tons)	32.6	40.0	(7.4)	32.6	40.0	(7.4)
(In millions)

Sales	$152.4	$154.4	$(2.0)	$410.3	$463.5	$(53.2)
Segment income	13.1	15.6	(2.5)	26.6	60.3	(33.7)

Significant items that impact segment income:

Product pricing			$(10.7)			$(40.9)
Shipment volume			8.7			(12.3)

Change in total sales			(2.0)			(53.2)
Manufacturing costs			(1.2)			17.7
Distribution costs			(0.2)			(0.2)
Selling and administrative expenses			0.9			2.0

			$(2.5)			$(33.7)

Three months ended September 30, 2007 versus September 30, 2006
Sales of coated papers decreased in the third quarter of 2007 as compared to the third quarter of 2006 primarily as a result of lower product pricing partially offset by higher shipments. Our average transaction price decreased 6.7% and our coated mechanical papers shipments increased 5.7% in the third quarter of 2007 as compared to the third quarter of 2006. The supply-demand balance for coated mechanical papers improved in the third quarter of 2007, despite the impact of the May 2007 postal increase on demand, primarily due to capacity closures by some of our North American competitors and reduced offshore imports. We are expecting a further reduction in imports from Asia as a result of the U.S. Department of Commerce’s levy of duties on Asian imports of coated mechanical papers. Coated mechanical markets have continued to improve since the end of the third quarter of 2007 as customers strive to secure product for the upcoming strong fall season. Bowater has already implemented two $60 price increases in the second half of 2007 and has announced a third $60 increase effective December 1.
Segment income decreased in the third quarter of 2007 as compared to the third quarter of 2006 primarily as a result of lower sales, as noted above.
Inventories declined by approximately 30% during the third quarter of 2007, the result of increased shipments for reasons noted above and as printers begin to restock in preparation for the typically strong fourth quarter.

ABITIBIBOWATER INC.
Nine months ended September 30, 2007 versus September 30, 2006
Sales of coated papers decreased in the first nine months of 2007 as compared to the first nine months of 2006 as a result of lower product pricing and lower shipments. Our average transaction price declined 9.4% and our coated mechanical papers shipments decreased 2.3% in the first nine months of 2007 as compared to the first nine months of 2006.
Segment income decreased in the first nine months of 2007 as compared to the first nine months of 2006 primarily as a result of lower sales, as noted above. The lower sales were partially offset by lower manufacturing costs including the impact of lower volumes ($11.4 million), lower energy costs ($7.2 million), lower depreciation ($3.5 million), and lower maintenance costs ($2.0 million), partially offset by higher wood costs ($8.1 million).
Coated Papers Third Party Data: U.S. consumer magazine advertising pages decreased 1% in the nine months ended September 2007 compared to the same period of 2006. North American demand for coated mechanical papers increased 4.8% in the nine months ended September 30, 2007 compared to the same period in 2006.
Specialty Papers

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Average price (per short ton)	$658	$679	$(21)	$654	$667	$(13)
Shipments (thousands of short tons)	214.9	226.8	(11.9)	663.1	639.4	23.7
Downtime (thousands of short tons)	36.5	3.0	33.5	50.9	5.0	45.9
Inventory at end of period (thousands of short tons)	67.6	52.7	14.9	67.6	52.7	14.9
(In millions)

Sales	$141.3	$153.9	$(12.6)	$433.9	$426.6	$7.3
Segment loss	(19.8)	(1.4)	(18.4)	(39.6)	(26.8)	(12.8)

Significant items that impact segment loss:

Product pricing			$(6.4)			$(11.7)
Shipment volume			(6.2)			19.0

Change in total sales			(12.6)			7.3
Manufacturing costs			(6.6)			(17.9)
Distribution costs			(0.2)			(3.9)
Selling and administrative expenses			1.0			1.7

			$(18.4)			$(12.8)

ABITIBIBOWATER INC.
Three months ended September 30, 2007 versus September 30, 2006
Sales decreased in the third quarter of 2007 as compared to the third quarter of 2006 primarily as a result of a 5.2% decrease in shipments of specialty papers and a 3.1% decrease in product pricing. The decrease in shipments was primarily the result of our decision to indefinitely idle a specialty-producing machine at our Dolbeau facility in May 2007. This idling coincided with the restart of paper machine No. 4 at our Thunder Bay facility, which had been idled since September 2006. We have completed an operational restructuring at our Thunder Bay facility, which has reduced its cost to produce paper by approximately $40 per metric ton since September 2006, despite the rapid strengthening of the Canadian dollar and the significant increase in the cost of recycled wood fiber. Significant improvements were achieved prior to June 2007, which allowed us to realize nearly the full impact of those improvements in the third quarter of 2007. Going forward, we plan to produce both newsprint and specialty papers on Thunder Bay’s two operating machines. We believe these two machines and the unique multiple fiber furnishes available to them provide the opportunity to produce a variety of higher value-added specialty grades at Thunder Bay. Consequently, we began production of specialty papers at Thunder Bay late in the third quarter of 2007 and expect its shipments of specialty papers to increase in the fourth quarter of 2007. Demand for our supercalendered products, manufactured by our Dolbeau and Donnacona facilities, was strong in September, driven largely by the lack of supply of coated mechanical paper, and is expected to stay strong during the fourth quarter. We have informed our customers of a $60 per ton price increase for our supercalendered products effective December 1. We also announced a $60 per ton price increase for our high-brite products effective October 1. Additionally, we have price initiatives in place for most of our grades of uncoated mechanical papers.
We had a higher segment loss in the third quarter of 2007 when compared to the third quarter of 2006 primarily as a result of the decreased sales discussed above, and higher manufacturing costs. The higher manufacturing costs consisted of a stronger Canadian dollar ($5.0 million), higher wood costs ($4.6 million) and higher net volume variances ($4.4 million), partially offset by lower chemical costs ($3.4 million), lower energy costs ($1.9 million) and lower labor costs ($1.4 million).
Nine months ended September 30, 2007 versus September 30, 2006
Sales increased in the first nine months of 2007 as compared to the first nine months of 2006 as a result of a 3.7% increase in shipments of specialty papers, which were partially offset by a 1.9% decrease in product pricing. We continue to shift machine capacity from newsprint to specialty papers. We completed the conversion of a newsprint machine to specialty production at our Calhoun mill in July 2006. In addition, we increased production of specialty papers at our Thunder Bay mill beginning late in the third quarter of 2007. This increased production was offset slightly by the indefinite idle of paper machine no. 2 at our Dolbeau, Quebec facility in late May 2007.
Segment loss increased in the first nine months of 2007 as compared to the first nine months of 2006 primarily as a result of increased manufacturing costs, which were partially offset by higher sales, as discussed above. The higher manufacturing costs were a result of higher net volumes ($18.0 million), higher wood costs ($14.6 million), reduced benefits from our Canadian dollar hedging program ($7.6 million), a stronger Canadian dollar ($5.9 million) and higher depreciation ($5.9 million), partially offset by lower energy costs ($10.3 million), lower chemical costs ($8.6 million), lower maintenance costs ($2.8 million), and lower labor costs ($2.7 million).
Inventory levels were higher at September 30, 2007 as compared to September 30, 2006 due to increased capacity and a weaker market in the first nine months of 2007 as compared to the first nine months of 2006.
Specialty Papers Third Party Data: North American demand for supercalendered high gloss papers was up 5.9%; for lightweight or directory grades was up 1.2%; and for standard uncoated mechanical papers was down 6.5% for the nine months ended September 30, 2007 compared to the same period in 2006.

ABITIBIBOWATER INC.
Newsprint

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Average price (per metric ton)	$586	$643	$(57)	$603	$635	$(32)
Shipments (thousands of metric tons)	504.7	542.5	(37.8)	1,511.9	1,716.9	(205.0)
Downtime (thousands of metric tons)	66.8	27.2	39.6	186.3	61.5	124.8
Inventory at end of period (thousands of metric tons)	104.1	77.5	26.6	104.1	77.5	26.6
(In millions)

Sales	$295.8	$349.1	$(53.3)	$911.7	$1,089.9	$(178.2)
Segment (loss) income	(39.5)	30.9	(70.4)	(55.2)	67.1	(122.3)

Significant items that impact segment (loss) income:

Product pricing			$(28.9)			$(47.5)
Shipment volume			(24.4)			(130.7)

Change in total sales			(53.3)			(178.2)
Manufacturing costs			(15.3)			53.3
Distribution costs			(3.0)			(0.7)
Selling and administrative expenses			1.2			3.3

			$(70.4)			$(122.3)

Three months ended September 30, 2007 versus September 30, 2006
Sales decreased in the third quarter of 2007 as compared to the third quarter of 2006 primarily as a result of an 8.9% decrease in product pricing and a 7.0% decrease in shipments of newsprint. We shipped less newsprint product as we curtailed production in response to the decline in our customer orders and continued the shift of machine capacity from the production of newsprint to the production of specialty paper grades. While North American consumption remains in decline, global newsprint demand excluding North America has increased through September. Export sales of newsprint increased by 17% in the third quarter of 2007 compared to the same period in 2006, as we continue to take advantage of the stronger global markets by shipping more newsprint out of North America and into areas where market conditions are stronger. In the third quarter of 2007, we had total downtime of 66,800 metric tons, including 7,600 metric tons of maintenance downtime. We are currently implementing the previously announced $25 per ton price increase and expect to have it fully implemented by the end of November.
Segment income decreased to a segment loss in the third quarter of 2007 as compared to the third quarter of 2006 primarily as a result of the lower sales noted above and higher manufacturing costs. Manufacturing costs were higher as a result of increased wood and recycled fiber costs ($12.7 million), a stronger Canadian dollar ($9.9 million), higher maintenance costs ($1.9 million) and reduced benefits from our Canadian dollar hedging program ($1.8 million), partially offset by lower volumes ($4.3 million) and lower labor costs ($3.3 million).

ABITIBIBOWATER INC.
Nine months ended September 30, 2007 versus September 30, 2006
Sales decreased in the first nine months of 2007 as compared to the first nine months of 2006 primarily as a result of lower product pricing and lower shipments of newsprint. Newsprint shipments were 11.9% lower in the first nine months of 2007 when compared to the first nine months of 2006 as we curtailed production in response to the decline in our customer orders and continued the shift of machine capacity from the production of newsprint to the production of specialty paper grades. In the first nine months of 2007, we had total downtime of 186,300 metric tons, including 20,400 metric tons of maintenance downtime primarily related to a major machine rebuild at one of our sites.
Segment income decreased to a segment loss in the first nine months of 2007 as compared to the first nine months of 2006 primarily as a result of lower sales noted above, partially offset by lower manufacturing costs. Manufacturing costs were lower as a result of lower volumes ($65.8 million), lower labor costs ($16.4 million), lower maintenance costs ($11.5 million), lower depreciation ($5.6 million) and lower energy costs ($3.9 million), partially offset by higher wood costs, particularly increased recycled fiber costs ($37.7 million), reduced benefits from our Canadian dollar hedging program ($13.9 million) and a stronger Canadian dollar ($13.3 million).
Inventory levels increased 34.3% at September 30, 2007 as compared to September 30, 2006 due to an increase in export warehouse inventory levels.
Newsprint Third Party Data: For the nine months ended September 30, 2007, total U.S. demand and consumption of newsprint decreased 11.3% and 10.6%, respectively, as compared to the same period last year. North American net exports of newsprint were 14.7% higher than 2006 levels. Total inventories (North American mills and users) at September 30, 2007 were 1.2 million metric tons, or 3.7%, lower than September 30, 2006. At September 30, 2007 and 2006, the days of supply at the U.S. daily newspapers was 39 days and 41 days, respectively. The North American operating rate was 94% for the nine months ended September 30, 2007. Newspaper advertising linage declined 9.1% when compared to the first nine months of 2006.

ABITIBIBOWATER INC.
Market Pulp

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Average price (per metric ton)	$672	$601	$71	$650	$562	$88
Shipments (thousands of metric tons)	237.7	239.8	(2.1)	661.9	729.5	(67.6)
Downtime (thousands of metric tons)	8.9	3.4	5.5	32.0	22.1	9.9
Inventory at end of period (thousands of metric tons)	51.4	59.1	(7.7)	51.4	59.1	(7.7)
(In millions)

Sales	$159.7	$144.2	$15.5	$430.5	$410.3	$20.2
Segment income	29.3	17.4	11.9	66.5	16.1	50.4

Significant items that impact segment income:

Product pricing			$16.1			$54.7
Shipment volume			(0.6)			(34.5)

Change in total sales			15.5			20.2
Manufacturing costs			(1.4)			34.1
Distribution costs			(1.9)			(3.0)
Selling and administrative expenses			(0.3)			(0.9)

			$11.9			$50.4

Three months ended September 30, 2007 versus September 30, 2006

Sales of market pulp increased in the third quarter of 2007 as compared to the same period in 2006 as a result of higher product pricing, partially offset by slightly lower shipments. Our average price for market pulp was 11.8% higher in the third quarter of 2007 compared to the third quarter of 2006. The demand remained strong from both North America and offshore markets, particularly China, primarily due to supply constraints and a weak U.S. dollar. From July 1, 2007 through October 1, 2007, we implemented several price increases which totaled $40 per metric ton for both softwood and hardwood pulp grades and $60 per metric ton for fluff pulp.
Segment income increased in the second quarter of 2007 as compared to the same period in 2006, primarily as a result of an increase in sales, partially offset by higher manufacturing and distribution costs. The higher manufacturing costs consisted of higher maintenance costs ($6.5 million), higher energy costs ($2.8 million), a stronger Canadian dollar ($2.5 million) and reduced benefits from our Canadian dollar hedging program ($1.1 million), partially offset by lower wood costs ($7.0 million) and lower volumes ($4.2 million).
Nine months ended September 30, 2007 versus September 30, 2006

Sales of market pulp increased in the first nine months of 2007 as compared to the same period in 2006 as a result of higher product pricing, partially offset by lower shipments. Our average price for market pulp was 15.7% higher in the first nine months of 2007 compared to the first nine months of 2006. The increase in demand is from both North America and offshore markets, particularly China. Our shipments decreased 9.2% and our inventories decreased 13% compared to 2006, due to reduced production from our Thunder Bay facility as a result of the permanent shut of our “A” kraft pulp mill in May 2006. Mill inventories remain at low levels, particularly in softwood products, and consumer inventories are at near record lows as well. Currently, softwood grades have better market supply-demand dynamics than hardwood grades, but with the tight softwood grade market, demand for the hardwood grades is growing.

ABITIBIBOWATER INC.
Segment income increased in the first nine months of 2007 as compared to the same period in 2006, primarily as a result of the increase in sales, as noted above, and lower manufacturing costs. The lower manufacturing costs consisted of lower volumes ($27.9 million), lower wood costs ($16.6 million) and lower labor costs ($5.3 million), partially offset by reduced benefits from our Canadian dollar hedging program ($8.3 million), higher chemical costs ($4.6 million), higher energy costs ($4.5 million) and a stronger Canadian dollar ($2.9 million).
Market Pulp Third Party Data: World demand for market pulp increased 3% in the nine months ended September 30, 2007 compared to the same period last year. World producers shipped at 94% of capacity during the nine months ended September 30, 2007 compared to 97% during the same period in 2006.
Lumber

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Average price (per mbf)	$302	$297	$5	$285	$329	$(44)
Shipments (millions of mbf)	206.5	239.4	(32.9)	663.0	795.5	(132.5)
Downtime (millions of mbf)	75.8	69.4	6.4	144.4	181.3	(36.9)
Inventory at end of period (millions of mbf)	43.4	54.4	(11.0)	43.4	54.4	(11.0)
(In millions)

Sales	$62.3	$71.1	$(8.8)	$189.1	$261.6	$(72.5)
Segment loss	(10.6)	(17.4)	6.8	(31.7)	(20.9)	(10.8)

Significant items that impact segment loss:

Product pricing			$0.5			$(29.8)
Shipment volume			(9.3)			(42.7)

Change in total sales			(8.8)			(72.5)
Manufacturing costs			11.1			45.4
Distribution costs			4.4			15.6
Selling and administrative expenses			0.1			0.7

			$6.8			$(10.8)

Three months ended September 30, 2007 versus September 30, 2006

Sales decreased in the third quarter of 2007 as compared to the same period in 2006 as a result of a 13.7% decrease in lumber shipments primarily due to a weak U.S. housing market and restrictions imposed by quotas under the Softwood Lumber Agreement between the U.S. and Canada beginning in January 2007. The decrease in shipments was partially offset by a slight increase in average lumber prices, which were 1.7% higher. We are not expecting any significant improvements in the lumber market before late 2008.
Segment loss decreased in the third quarter of 2007 as compared to the same period in 2006 as a result of lower manufacturing and distributions costs, partially offset by the lower sales discussed above. The decrease in manufacturing costs consisted of lower volumes ($5.6 million), and lower wood ($6.1 million), labor ($2.3 million) and maintenance ($1.4 million) costs, partially offset by a stronger Canadian dollar ($3.1 million) and reduced benefits from our Canadian dollar hedging program ($0.6 million). The lower distribution costs are primarily due to lower shipments and a reduction in lumber duties paid to the U.S. Department of Commerce in the third quarter of 2007 as a result of the agreement that was implemented in January 2007 regarding Canadian softwood lumber exports to the U.S.

ABITIBIBOWATER INC.
Nine months ended September 30, 2007 versus September 30, 2006

Sales decreased in the first nine months of 2007 as compared to the same period in 2006 as a result of a 13.4% average lumber price decrease due primarily to lower demand from a weaker U.S. housing market. Our lumber shipments decreased 16.7% in the first nine months of 2007 as compared to the same period in 2006 mainly as a result of sawmills that we sold in the first nine months of 2006, the restrictions imposed by quotas under the Softwood Lumber Agreement and a weaker U.S. housing market.
Segment loss increased in the first nine months of 2007 as compared to the same period in 2006 as a result of lower sales discussed above, partially offset by lower manufacturing and distribution costs. The decrease in manufacturing costs consisted of lower volumes ($27.8 million) and lower wood ($15.7 million), labor ($5.9 million) and maintenance costs ($4.2 million), partially offset by reduced benefits from our Canadian dollar hedging program ($4.9 million) and a stronger Canadian dollar ($4.1 million). The lower distribution costs were primarily due to lower shipments and a reduction in lumber duties paid as a result of the Softwood Lumber Agreement.
Lumber Third Party Data: U.S. housing starts decreased 31% from September 2006 to September 2007 and are at their lowest level in approximately 14 years.
Corporate and Other
We exclude the gain on disposition of assets and employee termination costs from our internal review of product line results. Also excluded from our product line review are corporate and other items which include timber sales and corporate general and administrative expenses. These items are analyzed separately from our product line results. The following table is included in order to facilitate the reconciliation of our product line sales and segment income (loss) to our total sales and operating loss in our Consolidated Statements of Operations.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2007	2006	Change	2007	2006	Change

Sales	$3.2	$3.2	$—	$9.4	$16.6	$(7.2)
Operating (loss) income:
Arbitration award	$(28.4)	$—	$(28.4)	$(28.4)	$—	$(28.4)
Net gain on disposition of assets	17.1	54.0	(36.9)	139.6	154.5	(14.9)
Impairment and other related charges	—	(246.4)	246.4	—	(246.4)	246.4
Employee termination costs	(8.1)	(6.9)	(1.2)	(27.3)	(11.3)	(16.0)
Corporate and other	(35.2)	(25.1)	(10.1)	(92.6)	(64.7)	(27.9)

Arbitration award: Costs recorded in the third quarter and first nine months of 2007 relate to an arbitration award relating to the sale of Bowater’s former Dryden, Ontario pulp and papers facility to Weyerhaeuser. Please refer to “Overview of Financial Performance” for a more detailed discussion of these costs.
Net gain on disposition of assets: During the three months and nine months ended September 30, 2007, Bowater recorded net pre-tax gains of $17.1 million and $139.6 million, respectively, related primarily to the sale of timberlands. During the first nine months of 2007, we completed the sale of approximately 119,200 acres of timberlands and other assets for proceeds of $166.6 million. During the three months and nine months ended September 30, 2006, Bowater recorded net pre-tax gains of $54.0 million and $154.5 million, respectively, related primarily to the sale of timberlands. During the first nine months of 2006, we completed the sale of approximately 519,000 acres of timberlands in the U.S. and Canada, two small Canadian sawmills and other non-core fixed assets for total proceeds of $296.5 million.

ABITIBIBOWATER INC.
Impairment and other related charges: Costs were recorded in the third quarter and first nine months of 2006 for impairment of goodwill at our Thunder Bay, Ontario facility ($200.0 million), the closure of our Benton Harbor, Michigan facility ($27.5 million) and the write-down of a paper machine at our Thunder Bay, Ontario facility ($18.9 million). There were no impairment charges incurred in the comparable periods of 2007.
Employee termination costs: During the third quarter and first nine months of 2007, we recorded $8.1 million and $27.3 million, respectively, of employee termination costs, primarily as a result of $7.8 million and $15.7 million, respectively, of pension and postretirement-related charges associated with mill-wide restructurings at our Thunder Bay, Ontario; Gatineau, Quebec and Dolbeau, Quebec facilities, lump-sum payouts to certain employees of the Company and certain changes to our U.S. postretirement benefit plans. The balance of the charge for each period is related to severance for a number of employees. During the third quarter and first nine months of 2006, we recorded $6.9 million and $11.3 million, respectively, of curtailment and settlement losses related to the permanent close of our Thunder Bay “A” kraft pulp line and settlement losses and severance related to the departure of certain other employees in our organization
Corporate and other: The decrease in sales for the first nine months of 2007 as compared to the same period in 2006 is due to lower timber sales, as the land that was producing the timberlands has been sold in our land sales program. The increase in operating loss during the three and nine months ended September 30, 2007 is primarily due to merger related costs ($9.5 million and $19.8 million, respectively), incurred in 2007 in connection with the Combination, and increased share-based compensation expense (increase of $8.3 million for the nine months ended September 30, 2007).
Interest Expense
The decrease in interest expense of $3.5 million and $7.6 million for the three and nine months ended September 30, 2007, respectively, is primarily attributable to lower average debt balances during the 2007 periods.
Income Taxes
Our effective tax rate, which resulted in the recording of a tax provision on a pre-tax loss for the first nine months of 2007 and 2006, was 0.3% for the third quarter of 2007 as compared to 4.4% for the third quarter of 2006 and was (8.8)% for the first nine months of 2007 as compared to (13.9)% for the first nine months of 2006. We established a valuation allowance against our Canadian deferred tax assets in 2005. Our Canadian operations have continued to experience operating losses since then. Consequently, income tax benefits and tax credits of $34.1 million and $18.2 million for the third quarter of 2007 and 2006, respectively, and $71.4 million and $73.8 million for the first nine months of 2007 and 2006, respectively, which arose primarily from operating losses at certain Canadian operations, were entirely offset by tax charges to increase our tax valuation allowance. The effective tax rates for the three and nine months ended September 30, 2007 and 2006 were impacted primarily by the goodwill impairment charge (in 2006 only), which does not provide any tax benefit, the tax valuation charges as described above, the reversal of tax reserves upon the expiration of the statute of limitations associated with certain tax matters and the tax treatment on foreign currency gains and losses.

ABITIBIBOWATER INC.
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of the tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed in Canada. Upon consolidation, such income and gains are eliminated, but we are still liable for the Canadian taxes. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate. Additionally, we will likely not be recording income tax benefits on most of our 2007 operating losses generated in Canada, which would have the impact of increasing our overall effective income tax rate in future periods. To the extent that our Canadian operations become profitable, the impact of this valuation allowance would lessen or reverse and positively impact our effective tax rate in those periods.
Liquidity and Capital Resources
The Combination will have a material impact on our liquidity. Following the acquisition of Abitibi, our cash balances increased by approximately $108.8 million and our debt levels increased by approximately $3.8 billion. Our primary sources of liquidity and capital resources are generally cash provided from operations and available borrowings under our credit facilities, which are discussed in more detail below. In addition, over the last several years, Bowater has sold timberlands and other non-strategic assets to generate additional liquidity. In the first nine months of 2007, the sale of timberlands and other assets generated proceeds of $166.6 million. Since late 2005, Bowater has generated approximately $539 million of proceeds from such sales. Currently, we are marketing approximately 34,400 acres of timberlands at Bowater and Abitibi, which is expected to generate proceeds of approximately $60 million. Additionally, we expect to generate proceeds of approximately $70 to $75 million from the sale of timberlands that we expect to market in the next few quarters. Our ability to continue utilizing timberland sales as a source of liquidity in the future will decrease as our remaining inventory of timberland available for sale is depleted. Accordingly, going forward, the Company’s ability to meet its debt service obligations and to repay its outstanding indebtedness will depend on cash from operations, cash flow produced by divestitures of non-timberland assets and continued access to our credit facilities.
However, there can be no assurance that we will be able to generate sufficient cash flows from operations, particularly in light of the negative trends and dynamics currently impacting the forest products industry where our principal product, newsprint, is experiencing significant decreases in North American demand. Further, there can be no assurance that non-core divestitures will be consummated, or, if consummated, that the terms of such divestitures will be advantageous to the Company.
In July 2007, Abitibi amended its primary credit facilities to waive its interest coverage ratio requirement to the end of the second quarter of 2008. Accordingly, we expect that such credit facilities, which currently have approximately CDN$295 million in principal outstanding, will be required to be refinanced prior to the end of the second quarter of 2008. Moreover, Abitibi’s July 2007 amendment also waived certain other provisions of the credit facilities to permit the reorganization and rationalization of our corporate structure. Completing the reorganization will require that Bowater’s U.S. and Canadian credit facilities also be refinanced. While we are working to complete these arrangements, no assurance can be given that the transactions will be completed by such time or, if not, that further amendments can be agreed upon. Failure to timely complete the refinancing transactions, or to obtain an extension or waiver, would result in an event of default under Abitibi’s credit facilities, which would permit the lenders to accelerate the maturity of such indebtedness.
Additionally, Abitibi has 6.95% Notes, in the principal amount of $196 million, that mature by their terms in April 2008 and 5.25% Notes, in the principal amount of $150 million, that mature by their terms in June 2008.
On November 2, 2007, we obtained an amendment to Bowater’s U.S. and Canadian credit facilities allowing us to adjust EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items and gains (or losses) on asset dispositions, plus income taxes plus depreciation plus interest expense) for non-recurring gains or losses without limitation. In addition, the minimum ratio of EBITDA (defined as EBITDA, plus gains (or minus losses) from asset dispositions) to interest expense was lowered from 2.00 to 1 to 1.50 to 1 effective October 1, 2007, increasing gradually back up to 2.00 to 1 by October 1, 2008.
We expect to enter into new credit facilities to address near-term liquidity requirements as described in the preceding paragraphs. While we intend to restructure or refinance the indebtedness, we can make no assurances that

ABITIBIBOWATER INC.
replacement financing will be available to us on favorable terms, if at all. In particular, the availability of liquidity may be limited due to recent disruptions in the credit markets. These disruptions have adversely affected liquidity in the debt markets, making financing for borrowers, particularly non-investment grade borrowers such as the Company, difficult to obtain.
At September 30, on an Abitibi and Bowater combined basis, our availability under our credit facilities was approximately $750 million and we had approximately $180 million of cash on hand. We believe that cash generated from operations, cash on hand, sales of timberlands and non-core assets (as previously discussed) and the successful completion of new credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations, debt maturities, capital expenditures and dividend payments, if any, for the next twelve months. Please also read “We have substantial indebtedness that could adversely affect our financial health, and our efforts to reduce this indebtedness may not be successful” under Item 1A Risk Factors of this Form 10-Q.
Cash (Used for) Provided by Operations
During the first nine months of 2007 and 2006, we had a net loss of $240.1 million and $245.5 million, respectively. Cash used for operating activities totaled $113.9 million in the first nine months of 2007 compared to cash provided by operating activities of $68.3 million during the same period of 2006. The decrease in cash provided by operations was primarily related to lower sales for most of our products, higher costs to operate certain of our mills and the payment of a $42.9 million arbitration award to Weyerhaeuser for costs of certain environmental matters related to a pulp and paper facility sold to Weyerhaeuser in 1998. (Bowater had previously established a reserve of approximately $14.5 million in connection with these environmental matters at the time of the sale.) As noted in the discussion of our segment results of operations, transaction prices and shipments were lower for the majority of our products. Newsprint and specialty paper production has been curtailed as a result of the continued decline in newsprint demand and higher costs to operate our Canadian mills, primarily due to the stronger Canadian dollar and higher energy costs.
Working capital positively impacted our cash flows from operations in the first nine months of 2007 primarily due to an increase in accounts payable and accrued liabilities related to the timing of payments. These working capital changes were partially offset by an increase in inventories for newsprint and specialty papers, which resulted primarily from an increase in production, a weaker market for specialty papers and an increase in export warehouse inventory related to our significant increase in exports of newsprint, as well as an increase in accounts receivable which was primarily due to an increase in silviculture and road maintenance expenses to be reimbursed by the Canadian government.
Cash Provided by Investing Activities
Cash provided by investing activities totaled $76.8 million and $158.5 million for the first nine months of 2007 and 2006, respectively. The decrease in cash provided by investing activities during the first nine months of 2007 is due primarily to fewer land sales, partially offset by decreased investment in our capital assets. Additionally, in connection with the Combination, we spent $17.2 million for direct acquisition costs during the first nine months of 2007. Capital expenditures include compliance, maintenance and return-based projects and totaled $72.6 million for the first nine months of 2007.

AbitibiBowater expects to spend approximately $70 million on capital projects during the remaining three months of 2007.
Cash Provided by (Used for) Financing Activities
Cash provided by financing activities totaled $22.1 million for the first nine months of 2007 compared to cash used for financing activities of $136.1 million for the first nine months of 2006. Bowater paid cash dividends of $34.9 million, had net borrowings of $72.0 million on its short-term financing and made net payments of $15.0 million on its long-term debt during the first nine months of 2007.

We have plans to review our dividend policy and may discontinue the payment of dividends to our shareholders in the future. In addition, the terms of any refinanced debt, as discussed earlier, may include restrictions on the payment of dividends.

ABITIBIBOWATER INC.
Short-term Financing
As of September 30, 2007, on an Abitibi and Bowater combined basis, we had available borrowings under our credit facilities and accounts receivable securitization program as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
Short-term Bank Debt	Commitment	Outstanding	Available (1)	Date	Rate(2)
	(in millions except for dates and interest rates)
Bowater:
U.S. Credit Agreement	$415.0	$72.0	$275.0	05/11	7.8%
Canadian Credit Agreement	165.0	—	131.5	05/08	n/a

Abitibi:
Credit agreement	715.0	297.3	342.6	12/08	7.4%

Off-Balance Sheet:
Accounts receivable securitization programs(3)	425.0	340.2	—	10/08	6.1%

	$1,720.0	$709.5	$749.1

(1)	The commitment available under each of the revolving credit facilities is subject to collateral requirements and covenant restrictions as described below and is reduced by outstanding letters of credit of $68.0 million for the Bowater U.S. credit agreement, $33.5 million for the Bowater Canadian credit agreement and $75.1 million for the Abitibi credit agreement, while commitment fees for unused portions are 50, 25, and 70 basis points, respectively. As of September 30, 2007, we had sold $340.2 million of trade receivables, which represented the total commitment available at that time under the accounts receivable securitization programs based on the limitations discussed in note (3) below.

(2)	Borrowings under the Bowater credit agreements incur interest based, at our option, on specified market interest rates plus a margin. We had no borrowings under our Canadian credit agreement during the first nine months of 2007. Borrowings under the Abitibi credit agreement incur interest based, at our option, on specified market interest rates plus a margin. Advances under the Abitibi accounts receivable securitization programs incur cost based on the securitization provider’s funding cost plus a margin.

(3)	We sell most of Abitibi’s trade accounts receivable through two securitization programs in order to reduce our working capital requirements. We have an ongoing securitization program committed until October 2008 to obtain aggregate proceeds of up to $300 million from North American accounts receivable as well as an ongoing uncommitted securitization program to obtain aggregate proceeds of up to $125 million from international accounts receivable, pursuant to sale agreements. We act as a service agent and administer the collection of the accounts receivable sold pursuant to these agreements. The fees received for servicing the accounts receivable approximate the value of services rendered. The amount that can be borrowed under our accounts receivables securitization arrangement depends on the amount and nature of the accounts receivable. The securitized amounts are treated as an off balance sheet transaction.
Financial covenants under Bowater’s U.S. and Canadian credit agreements are both based upon its consolidated financial results and consist of the following two ratios:
i.	a maximum ratio of senior secured indebtedness (including all advances and letters of credit under the U.S. and Canadian facilities, and any other indebtedness secured by assets of Bowater and its subsidiaries) to EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items and gains (or losses) on asset dispositions, plus income taxes plus depreciation plus interest expense) of 1.25 to 1; and

ii.	a minimum ratio of EBITDA (defined as EBITDA, plus gains (or minus losses) from asset dispositions ) to interest expense of 2.00 to 1. (See discussion of amendments to ratios in Liquidity section).
Financial covenants under Abitibi’s credit agreement are based upon its consolidated financial results and consist of the following two ratios:
i.	a maximum ratio of net funded debt (including all advances under Abitibi’s facilities and the outstanding amount of any securitization programs, less cash equivalents) to total capitalization (generally defined as equity and net funded debt) of 70% until December 31, 2007 and 65% thereafter; and

ii.	a minimum ratio of EBITDA (generally defined as net income, excluding extraordinary and non-recurring gains (or losses), gains (or losses) from assets sales or abandonments or reserves related thereto, and non-controlling interest items, plus interest expenses, plus income taxes plus amortization and depreciation) to interest expense of 1.50 to 1. This ratio has been waived until the end of the second quarter of 2008.
We believe we are in compliance with all of our covenants and other requirements set forth in our credit facilities.
Both Bowater’s U.S. and Canadian credit agreements limit AbitibiBowater’s ability to receive cash from Bowater. Bowater may make dividends and distributions to AbitibiBowater sufficient to pay (1) taxes attributable to Bowater and its subsidiaries, (2) up to $75 million in aggregate annual dividends to the holders of common stock and exchangeable shares, and (3) up to $10 million more than 50% of AbitibiBowater’s annual overhead expenses, such as accounting and auditing costs, director fees, director and officer insurance premiums, franchise taxes, transfer agent fees, and legal and other expenses connected to AbitibiBowater’s status as a public company. Overhead expenses do not include management fees, salaries, bonuses, or debt service.
Abitibi’s credit agreement limits Abitibi’s ability to provide financial assistance in favor of any person that is not an Abitibi subsidiary. However, Abitibi (including is subsidiaries) may (1) pay dividends or make other distributions to its shareholders and (2) guarantee the funded debt of any other person (certain subsidiaries of Abitibi are restricted, however, in their ability to incur funded debt and to guarantee funded debt of other persons).
Long-term Debt Maturities
AbitibiBowater’s wholly-owned subsidiaries are obligated to repay their indebtedness as it matures. Additionally, as of the date of the Combination, approximately $600 million of our subsidiaries’ debt matures in 2008, approximately $450 million of debt matures in 2009, approximately $700 million of debt matures in 2010, and approximately $1 billion of debt matures in 2011. We also have obligations under various supply and cutting rights agreements, guarantees, employment agreements, and purchase commitments in the ordinary course of business.

ABITIBIBOWATER INC.
Employees
As of September 30, 2007, Bowater employed approximately 6,800 people, of whom approximately 4,600 were represented by bargaining units, and Abitibi employed approximately 13,000 people, of whom approximately 6,800 were represented by bargaining units. Our unionized employees in the U.S. are represented predominantly by the United Steelworkers Union and in Canada predominantly by the Communications, Energy and Paper Union.
In conjunction with our implementation of synergistic opportunities, we expect our employee base to decline over the next twelve months. We will pay approximately $11.1 million of retention bonuses in the fourth quarter of 2007 earned by Bowater employees through the date of the Combination, of which approximately $9.5 million was accrued as of September 30, 2007. Additional retention bonuses and severance will be paid throughout the next twelve months as integration plans are completed.
In October 2007, we announced the elimination of 49 positions at our Mersey newsprint mill in Liverpool, Nova Scotia. As required by the mill’s collective bargaining agreement, we gave four months notice of the action.
Labor agreements covering approximately 390 employees at our Coosa Pines facility expired in September 2007. In July 2007, we began negotiations with the union at our Mokpo facility covering approximately 149 employees over the terms of the wage reopener in their labor agreement. Three collective bargaining agreements covering approximately 215 employees at two of our sawmills and a woodlands operation expired in 2007 or will expire prior to the end of the year. In addition, two collective bargaining agreements covering approximately 375 employees at a sawmill and a woodlands operation expired on or before December 31, 2006. Discussions with the unions have begun. While we believe that these negotiations will be resolved satisfactorily, we can provide no assurance regarding the outcomes or the timing of these negotiations or their effect on our operations. Any protracted work stoppage at any of our facilities could result in a disruption of our operations, which could negatively impact our ability to timely deliver certain products to our customers and thus adversely affect our results.
In July 2007, Bowater negotiated a new labor agreement covering approximately 100 employees at our Saint-Félicien, Quebec sawmill facility. The new agreement, which was approved by union members, expires in May 2011.
In June 2007, Bowater notified the unions representing employees at our Dalhousie, New Brunswick facility of our intent to eliminate approximately 55 positions prior to the end of the year.
In June 2007, the labor contract covering approximately 110 employees at our Price, Quebec sawmill facility expired. This facility was indefinitely idled on March 30, 2007, and labor negotiations have been postponed until the re-start of operations.
In February 2007, the union members at our Thunder Bay, Ontario facility ratified an agreement that is expected to result in approximately CDN$16.0 million in annual labor savings. This plan was one of the cost reduction measures considered in making the decision to resume operation of a paper machine at our Thunder Bay facility in May 2007. As a result of a mill-wide restructuring of this facility, 157 jobs were eliminated. This reduction in jobs is partially offset by the recall of 40 previously laid-off employees as a result of the restart of one of the paper machines at this facility in May 2007.
At our Gatineau, Quebec mill approximately 175 jobs were eliminated in a mill-wide restructure to improve the cost competitiveness of the mill. One of Gatineau’s three paper machines is temporarily idled due to a combination of elevated costs for recycled fiber and insufficient demand for our newsprint product. In the event the idled machine is restarted, a portion of these employees would be called back to work.
At our Dolbeau, Quebec mill approximately 130 jobs were eliminated in a mill-wide restructure to improve the cost competitiveness of the mill. One of Dolbeau’s two paper machines is temporarily idled due to a combination of elevated costs for recycled fiber and insufficient demand for our book printing grades. In the event the idled machine is restarted, a portion of these employees are expected to be called back to work.
Exchange Rate Fluctuation Effect on Earnings
Canadian Dollar
Approximately half of our manufacturing costs and certain financial liabilities are denominated in Canadian dollars. Sales are denominated in the currency of the country in which they occur. Accordingly, changes in the Canadian-U.S. dollar exchange rate may significantly impact our revenues and costs. The magnitude and direction of this impact primarily depends on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our tax and other financial liabilities denominated in Canadian dollars, our hedging levels,

ABITIBIBOWATER INC.
and the magnitude, direction and duration of changes in the Canadian-U.S. dollar exchange rate. Increases in the value of the Canadian dollar versus the U.S. dollar reduce our earnings, which are reported in U.S. dollars. The impact of a one-cent increase in the Canadian dollar exchange rate on our operating loss is discussed below in “Exchange Rate Hedging Programs – Canadian Dollars Forward Contracts.”
British Pound Sterling
We have entered into sales agreements denominated in the British pound sterling, representing less than 5% of our sales for the first nine months of 2007. In addition, Abitibi has manufacturing facilities in the U.K. Accordingly, changes in the British pound sterling-U.S. dollar exchange rate impact the amount of revenues and earnings we recognize. The magnitude and direction of the impact primarily depends on our sales volume under these sales agreements, our production and sales volumes in the U.K., our hedging levels, and the magnitude, direction and duration of changes in the British pound sterling-U.S. dollar exchange rate. The impact of a one-cent increase in the British pound sterling exchange rate on our operating loss is discussed below in “Exchange Rate Hedging Programs – British Pound Sterling.”
Exchange Rate Hedging Programs
Canadian Dollars Forward Contracts
We attempt to partially limit our exposure to Canadian-U.S. dollar exchange rate fluctuations through hedging transactions. Under the exchange rates and operating conditions that existed at September 30, 2007, for every one-cent increase in the Canadian-U.S. dollar exchange rate, Bowater’s operating income, before currency hedging, for the nine months ended September 30, 2007 would have been reduced by approximately $9.8 million. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above. Based on operating conditions projected for the remainder of 2007, we project that a one-cent increase in the Canadian dollar exchange rate would reduce our operating results for the year ended December 31, 2007, before currency hedging, by approximately $15.9 million. Based on current operating conditions, we estimate that the impact of a one-cent change in the Canadian exchange rate on the combined operations of Abitibi and Bowater would be approximately $33.0 million.
At December 31, 2006, we had approximately $0.4 million of unrealized losses recorded on our Canadian dollar hedging program. With the Canadian dollar strengthening to historically high levels, we had been entering into short-term hedging contracts that extend out only a few months at a time. As of September 30, 2007, all of our outstanding contracts had expired. As of September 30, 2007, Abitibi had approximately $576.3 million notional amount of derivative instruments outstanding related to their Canadian-U.S. dollar hedging program. Future hedging programs of the Company will be reviewed in the fourth quarter and may be different than those currently in place. For a further description of Bowater’s hedging activities, see Note 10 to our Consolidated Financial Statements.
British Pound Sterling Forward Contracts
Beginning in the first quarter of 2007, we entered into currency forward contracts to partially limit our exposure to British pound sterling-U.S. dollar exchange rate fluctuations. Based on sales volumes projected for the remainder of 2007, we project that a one-cent increase in the British pound sterling exchange rate would increase our operating results for the year ended December 31, 2007, before currency hedging, by approximately $0.6 million. Abitibi does not currently use derivative instruments to hedge their exposure to the British pound sterling. We expect exchange rate fluctuations to continue to impact revenues and operating income; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above. All of the existing contracts will mature on or before December 2007.

ABITIBIBOWATER INC.
These contracts do not currently qualify for hedge accounting treatment and have been adjusted to fair value through the Consolidated Statements of Operations. Approximately $0.2 million and $0.9 million of pre-tax losses were recognized for the three and nine months ended September 30, 2007, respectively, for contracts that we purchased to economically hedge forecasted sales expected to occur in 2007. Hedging contracts outstanding at September 30, 2007 have been established to hedge forecasted transactions through the fourth quarter of 2007. As of September 30, 2007, the fair value of our outstanding British pound sterling forward contracts, which have a notional value of $20.1 million, is a liability of $0.7 million. Future hedging programs of the Company will be reviewed in the fourth quarter and may be different than those currently in place. For a further description of Bowater’s hedging activities, see Note 10 to our Consolidated Financial Statements.
Commodity Hedging Program
Natural Gas Swap Agreements
Beginning in the third quarter of 2006, Bowater entered into natural gas swap agreements under our natural gas hedging program for the purpose of reducing the risk inherent in fluctuating natural gas prices. Our hedged natural gas costs are billed to us based on a publicly traded index plus a fixed amount. The natural gas swap agreements allow us to minimize the effect of fluctuations in those indices by contractually exchanging the publicly traded index upon which we are billed for a fixed index of natural gas cost. The swap agreements, which did not qualify for hedge accounting treatment during the first nine months of 2007, have been adjusted to fair value through the Consolidated Statements of Operations. As a result, approximately $0.6 million and $0.5 million of pre-tax losses were recognized for the three and nine months ended September 30, 2007, respectively, for contracts that we entered into to economically hedge forecasted transactions expected to occur through September 2008. As of September 30, 2007, the fair value of our outstanding natural gas swap agreements, which have a notional amount of $9.2 million, is a liability of $0.8 million. Abitibi does not currently use derivative instruments to hedge their exposure to fluctuations in natural gas prices. Future hedging programs of the Company will be reviewed in the fourth quarter and may be different than those currently in place. For a further description of Bowater’s hedging activities, see Note 10 to our Consolidated Financial Statements.
Debt Hedging Program
Interest Rate Swaps
Abitibi has outstanding interest rate swap contracts, which are designated as fair value hedges which offset the variations in the fair value of Abitibi’s long-term debt due to change in LIBOR interest rates. Future hedging programs of the Company will be reviewed in the fourth quarter and may be different than those currently in place at Abitibi.
Recent Accounting Pronouncements
Fair Value Measurements
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of this statement on our results of operations and financial position.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all companies to choose to measure

ABITIBIBOWATER INC.
eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The decision to elect the fair value option may be applied on an instrument by instrument basis, with a few exceptions, is irrevocable, unless a new election date occurs, and is applied to entire instruments only, not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 1, 2007. We are currently evaluating the impact of this statement on our results of operations and financial position.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We have manufacturing operations in the United States, Canada, United Kingdom (after the Combination) and Korea and sales offices located throughout the world. As a result, we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. Approximately 56% of our pulp and paper production capacity and a significant portion of our lumber production are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. See the information set forth under “Item 1A — Risk Factors – Currency fluctuations may adversely affect our results of operations and financial condition and changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs” in Part II of this Form 10-Q and under section “Exchange Rate Fluctuation Effect on Earnings” in this Form 10-Q for further information on foreign exchange risks related to our sales and operating costs. In the past, to reduce our exposure to differences in Canadian dollar and British pound sterling exchange rate fluctuations, we periodically entered into and designated Canadian dollar forward contracts and British pound sterling forward contracts to hedge certain of our forecasted Canadian dollar cash outflows and British pound sterling cash inflows, respectively. Future hedging programs of the Company will be reviewed in the fourth quarter and may be different than those already in place. Information regarding the carrying value and fair market value of Bowater’s outstanding contracts is set forth in Note 10 to our Consolidated Financial Statements.
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate and variable-rate long-term debt and our short-term variable-rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We have a mix of fixed-rate and variable-rate borrowings. At September 30, 2007, Bowater had $1,997.7 million of fixed rate long-term debt and $339.9 million of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate short and long-term debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our outstanding short and long-term variable rate debt, a 100 basis-point increase in interest rates would have increased our interest expense in the first nine months of 2007 by approximately $2.2 million. At September 30, 2007, Abitibi had $3,216.9 million of fixed-rate long-term debt and $494.3 million of short- and long-term variable rate debt. Based on Abitibi’s outstanding debt, a 100 basis-point increase in interest rates would have increased Abitibi’s interest expense for the first nine months of 2007, before hedging, by approximately $4.9 million. To reduce their exposure to fluctuations in the fair value of their debt, Abitibi periodically entered into interest rate swaps. Future hedging programs of the Company will be reviewed in the fourth quarter and may be different than those already in place.
Commodity Price Risk
We purchase significant amounts of energy, chemicals, wood fiber and recovered paper to supply our manufacturing facilities. These raw materials are market-priced commodities and, as such, are subject to fluctuations in market

ABITIBIBOWATER INC.
prices. Increases in the prices of these commodities will tend to reduce our reported earnings and decreases will tend to increase our reported earnings. From time to time, we may enter into contracts aimed at securing a stable source of supply for commodities such as timber, wood fiber, energy, chemicals and recovered paper. These contracts typically require us to pay the market price at the time of purchase. Thus under these contracts we generally remain subject to market fluctuations in commodity prices. In order to offset some of this inherent risk for energy, we have also entered into natural gas swap arrangements. The natural gas swap agreements allow us to minimize the effect of fluctuations in those indices by contractually exchanging the publicly traded index upon which we are billed for a fixed index of natural gas cost.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Executive Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
(b) Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
(a)	Bowater is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in a given quarter or the year.

(b)	On September 30, 2005, the Ministry of Justice of the Province of Quebec (MOJ) cited one of our subsidiaries, Bowater Canadian Forest Products, Inc. (“BCFPI”), in connection with effluent water quality of the Dolbeau mill. BCFPI settled this citation on March 29, 2007, by agreeing to pay a fine and costs totaling CDN $158,000 (approximately US $136,000). The Dolbeau mill has taken steps to improve its effluent quality and has experienced only two other exceedences since January 1, 2005.

(c)	On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the Combination. The complaint seeks damages of no less than $70 million, related costs and such other relief as the court deems just and proper. The management of Bowater believes this claim is entirely without merit and intends to contest this matter vigorously.

(d)	On September 7, 2007, Bowater Canadian Forest Products Inc., a subsidiary of Bowater, received a decision from an arbitration related to the 1998 sale to Weyerhaeuser Company of Bowater’s former pulp and paper facility in Dryden, Ontario. As reported in Bowater’s most recent Annual Report on Form 10-K, Bowater and Weyerhaeuser had been arbitrating a claim regarding the cost of certain environmental matters related to the mill. The arbitrators in the matter awarded Weyerhaeuser approximately $42.9 million. This decision resulted in a pre-tax charge of $28.4 million in the third quarter of 2007. Bowater had previously established a reserve of approximately $14.5 million in connection with these environmental matters at the time of the sale.

ABITIBIBOWATER INC.
(e)	There have been no other material developments to the legal proceedings described in our Annual Report on Form 10-K filed on March 1, 2007.
Item 1A. Risk Factors
Some of the matters discussed in this Quarterly Report on Form 10-Q concerning, among other things, the synergies expected from the Combination and the Company’s business outlook and strategies, anticipated financial and operating results, contingencies, spending, financings and contemplated transactions constitute forward-looking statements and are based upon management’s expectations and beliefs concerning future events impacting the Company. There can be no assurance that these events will occur or that the Company’s results will be as estimated. In some cases, the forward-looking statements contained in this Form 10-Q can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” or “estimates,” or the negative of these terms or other comparable terminology.
Forward looking statements are inherently uncertain and may prove to be incorrect. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Moreover, in the future, the Company, through its senior management team, may make forward-looking statements about the matters described in this document. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Actual events or future results may differ materially as a result of the following factors, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q, or in the Company’s other SEC filings, which are incorporated herein by this reference. The following factors, which the Company cautions are not exclusive, are described in accordance with the provisions of the Private Securities Litigation Reform Act of 1995, which encourages companies to disclose these factors.
We may experience difficulties in integrating the businesses of Abitibi and Bowater and may not realize the anticipated synergies, efficiencies and cost savings from the Combination.
The success of the Combination will depend, in significant part, on our ability to realize the anticipated synergies, efficiencies and cost savings from integrating the businesses of Abitibi and Bowater. Our success in realizing these synergies, efficiencies and cost savings, and the timing of this realization, depend on the successful integration of such businesses and operations. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically disparate organizations and addressing possible differences in corporate and regional cultures and management philosophies may increase the difficulties of integration. The integration of certain operations following the Combination will take time and will require the dedication of significant management resources, which may temporarily distract management’s attention from the routine business of AbitibiBowater. Employee uncertainty and lack of focus during the integration process may also disrupt the business of AbitibiBowater. In addition, restrictions on the exchange of competitively sensitive information between Abitibi and Bowater prior to consummation of the Combination have precluded a complete evaluation of these anticipated synergies and efficiencies.
Even if we are able to integrate such businesses and operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, efficiencies and cost savings that we currently expect from this integration or that these benefits will be achieved within the time frame or in the manner anticipated. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Combination may be offset by the costs incurred in integrating the businesses and operations or adverse conditions imposed by regulatory authorities on the combined business in connection with granting approval for the Combination. If we do not realize our anticipated synergies and efficiencies, in the amounts or in the time frame expected, or if our management cannot integrate successfully the operations of the two companies, our business and results of operations will be adversely affected.

ABITIBIBOWATER INC.
We have substantial indebtedness that could adversely affect our financial health, and our efforts to reduce this indebtedness may not be successful.
We have a significant amount of indebtedness. As of June 30, 2007, on a pro forma basis, AbitibiBowater had outstanding total debt of approximately $5.5 billion, of which $0.3 billion was secured debt, and shareholders’ equity of $2.1 billion. The Company’s ability to meet its debt service obligations and to repay its outstanding indebtedness will depend in part on cash from operations and in part on cash flow produced by divestitures of some of the Company’s assets. There can be no assurance that such divestitures will be consummated, or, if consummated, that the terms of such divestitures will be advantageous to the Company. Further, there can be no assurance that the Company will be able to generate sufficient cash flows, particularly in light of the negative trends and dynamics currently impacting the forest products industry where the Company’s principal product, newsprint, is experiencing significant decreases in North American demand. Our substantial amount of debt could have important negative consequences. For example, it could:
•	limit our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt;

•	cause us to monetize assets such as timberland or production facilities on terms that may be unfavorable to us;

•	reduce funds available for operations, future business opportunities or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.
In July 2007, Abitibi amended its primary credit facilities to waive its interest coverage ratio requirement to the end of the second quarter of 2008. Accordingly, the Company expects that such credit facilities, which currently have CDN$295 million in principal outstanding, will be required to be refinanced prior to the end of the second quarter of 2008. Moreover, Abitibi’s July 2007 amendment also waived certain other provisions of the credit facilities to permit the reorganization and rationalization of its corporate structure. Completing the reorganization will require that Bowater’s U.S. and Canadian credit facilities also be refinanced. While the Company is working to complete these arrangements, no assurance can be given that the transactions will be completed by such time or, if not, that further amendments can be agreed upon. Failure to timely complete the refinancing transactions, or to obtain an extension or waiver, would result in an event of default under Abitibi’s credit facilities, which would permit the lenders to accelerate the maturity of such indebtedness.
Additionally, Abitibi has 6.95% Notes, in the principal amount of $196 million, that mature by their terms in April 2008 and 5.25% Notes, in the principal amount of $150 million, that mature by their terms in June 2008.
On November 2, 2007, we obtained an amendment to Bowater’s U.S. and Canadian credit facilities allowing us to adjust EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items and gains (or losses) on asset dispositions, plus income taxes plus depreciation plus interest expense) for non-recurring gains or losses without limitation. In addition, the minimum ratio of EBITDA (defined as EBITDA, plus gains (or minus losses) from asset dispositions) to interest expense was lowered from 2.00 to 1 to 1.50 to 1 effective October 1, 2007, increasing gradually back up to 2.00 to 1 by October 1, 2008.
We expect to enter into new credit facilities to address near-term liquidity requirements as described in the preceding paragraphs. While we intend to restructure or refinance the indebtedness, we can make no assurances that replacement financing will be available to us on favorable terms, if at all. In particular, the availability of liquidity may be limited due to recent disruptions in the credit markets. These disruptions have adversely affected liquidity in

ABITIBIBOWATER INC.
the debt markets, making financing for borrowers, particularly non-investment grade borrowers such as the Company, difficult to obtain.
Our credit facilities, the indentures governing our various notes, debentures and other debt securities and the terms and conditions of our other indebtedness may permit us or our subsidiaries to incur or guarantee additional indebtedness, including secured indebtedness in some circumstances. To the extent we incur additional indebtedness, some or all of the risks discussed above will increase.
Although management believes that the Company will be able to comply with the terms of its debt agreements, there can be no assurance that the Company will not be required to refinance all or a portion of its debt or to obtain additional financing. The Company may be unable to refinance or obtain additional financing because of its high levels of debt and the debt incurrence restrictions under its debt agreements. The Company may be forced to default on its debt obligations if cash flow is insufficient and refinancing or additional financing is unavailable. If the Company defaults under the terms of some of its indebtedness, the relevant debt holders may accelerate the maturity of its obligations, which could cause cross-defaults or cross-acceleration under the Company’s other obligations.
Currency fluctuations may adversely affect our results of operations and financial condition, and changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs.
We compete with North American, European and Asian producers in most of our product lines. Our products are sold and denominated in U.S. dollars, Canadian dollars and selected foreign currencies. A substantial portion of our manufacturing costs are denominated in Canadian dollars. In addition to the impact of product supply and demand, changes in the relative strength or weakness of the U.S. dollar may also affect international trade flows of these products. A stronger U.S. dollar may attract imports into North America from foreign producers, increase supply and have a downward effect on prices, while a weaker U.S. dollar may encourage U.S. exports and increase manufacturing costs that are in Canadian dollars or other foreign currencies. Variations in the exchange rates between the U.S. dollar and other currencies, particularly the Euro and the currencies of Canada, United Kingdom, Sweden, Finland and certain Asian countries, will significantly affect our competitive position compared to many of our competitors. Also, if the Canadian dollar remains strong for an extended period of time, it could influence the foreign exchange rate assumptions that we use in our evaluation of goodwill impairment and, consequently, result in goodwill impairment charges.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes depends primarily on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels and the magnitude, and direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects. Based on operating conditions projected for the remainder of 2007, we project that a one-cent increase in the Canadian dollar exchange rate would reduce our operating results for the year ended December 31, 2007, before currency hedging, by appproximately $15.9 million. Based on current operating conditions, we estimate that the impact of a one-cent change in the Canadian exchange rate on the combined operations of Abitibi and Bowater would be approximately $33.0 million.
The divestiture of our Snowflake, Arizona newsprint mill under our consent decree with the U.S. Department of Justice may take a significant amount of time, may not be on terms advantageous to us and may adversely affect our results of operations.
In order to receive U.S. regulatory approval of our Combination, we entered into a settlement agreement with the Antitrust Division of the United States Department of Justice (the “DOJ”). We refer to this settlement agreement as the “Consent Decree.” Under the Consent Decree, we are required to sell our Snowflake, Arizona newsprint mill and certain related assets. Divestitures of assets under these circumstances can be time consuming. Further, because there may be a limited number of potential buyers for our Snowflake mill and because potential buyers will be aware of the circumstances of the sale, this mill could be sold at a price lower than its fair market value.
If we cannot complete the sales process within the time period provided under the Consent Decree, the DOJ may ask a court to appoint a trustee, who will be empowered to complete the sale to a purchaser acceptable to the DOJ, on terms then obtainable by the trustee using its reasonable efforts. Because any proposed sale is subject to the prior consent of the DOJ, the DOJ may reject a proposed buyer or seek amendments to the sales agreement or place restrictions on the buyer. Consequently, we may be required to sell our newsprint mill on terms that we do not believe are advantageous to us, and on terms that may adversely affect our results of operations.

ABITIBIBOWATER INC.
The Company may not be successful in its strategy of increasing its share of value-added products and competing in growth markets with higher returns.
One of the components of the Company’s long-term strategy is to improve its portfolio of businesses by focusing on value-added products and competing more aggressively in growth markets with higher returns. There are risks associated with the implementation of the Company’s strategy, which is complicated and which involves a substantial number of mills, machines and personnel. If we are not successful in achieving this strategy our results of operations will be adversely affected.
Developments in alternative media could continue to adversely affect the demand for our products.
Trends in advertising, electronic data transmission and storage and the Internet could have further adverse effects on traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television and the Internet, instead of newsprint, coated paper, uncoated specialty papers or other products made by us. The North American and global economies and the demand for certain of our products weakened significantly over the last several years. For example, industry statistics indicate that North American newsprint consumption has been declining. We believe that this decline in demand could continue due to conservation measures taken by publishers, reduced North American newspaper circulation, less space devoted to advertising and substitution to other uncoated mechanical grades. As a result of such competition, both Abitibi and Bowater have experienced decreased demand for some of their existing pulp and paper products in North America. As the use of these alternatives grows, demand for pulp and paper products is likely to further decline in North America.
If market conditions continue to worsen, it may be necessary to curtail even more production or permanently shut down machines or facilities. Curtailments or shutdowns could result in goodwill or asset write-downs at the affected facilities and could negatively impact our cash flows and materially affect our results of operations and financial condition.
We face intense competition in the forest products industry and the failure to compete effectively would have a material adverse effect on our business, financial condition and results of operations.
We compete with numerous forest products companies, some of which have greater financial resources than we do. There has been a continued trend toward consolidation in the forest products industry, leading to new global producers. These global producers are typically large, well-capitalized companies that may have greater flexibility in pricing and financial resources for marketing, investment and expansion than we do. The markets for our products are all highly competitive. Actions by competitors can affect our ability to sell our products and can affect the volatility of the prices at which our products are sold. While the principal basis for competition is price, we also compete on the basis of customer service, quality and product type. There has also been an increasing trend toward consolidation among our customers. With fewer customers in the market for our products, our negotiation position with these customers could be weakened.
In addition, our industry is capital intensive, which leads to high fixed costs. Some of our competitors may be lower-cost producers in some of the businesses in which we operate. Global newsprint capacity, particularly Chinese and European newsprint capacity, has been increasing, which is expected to result in lower prices, volumes or both for our exported products. We believe that new hardwood pulp capacity at South American pulp mills has unit costs that are significantly below those of our hardwood kraft pulp mills. Other actions by competitors, such as reducing costs or adding low-cost capacity, may adversely affect our competitive position in the products we manufacture and, consequently, our sales, operating income and cash flows. We may not be able to compete effectively and achieve adequate levels of sales and product margins. If we are unable to compete effectively, such failure would have a material adverse effect on our business, financial condition and results of operations.

ABITIBIBOWATER INC.
The forest products industry is highly cyclical. Fluctuations in the prices of and the demand for our products could result in smaller or negative profit margins and lower sales volumes.
The forest products industry is highly cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. Most of our paper products are commodities that are widely available from other producers and even our commercial printing paper is susceptible to these fluctuations. Because our commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture and distribute and, consequently, our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general economic conditions in North America and worldwide, as well as competition from electronic substitution. See “Developments in alternative media could continue to adversely affect the demand for our products.”
Our manufacturing businesses may have difficulty obtaining fiber at favorable prices, or at all.
Fiber is the principal raw material we use, comprising, on a pro forma basis for 2006 (refer to our 8-K filed October 29, 2007 for unaudited combined pro forma financial information as of June 30, 2007 and for the periods ended December 31, 2006 and June 30, 2007), approximately 33% of cost of sales, excluding depreciation, amortization and cost of timber harvested. We use both virgin fiber (wood chips and logs) and recycled fiber (old newspapers and magazines) as fiber sources for our paper mills. Wood fiber is a commodity and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States and Canada. In addition, future domestic or foreign legislation, litigation advanced by aboriginal groups and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to market influences and our cost of wood fiber may increase in particular regions due to market shifts. Pricing of recycled fiber has recently been increasing. For example, prices of old newspapers have increased from an average of $88 per ton in December 2006 to $125 per ton in March 2007, to $108 per ton in June 2007, and to $111 per ton in September 2007. We believe that these price increases are related to expanding paper and packaging capacity in Asia, as well as strong North American demand, and that prices may remain at elevated levels. Any sustained increase in fiber prices would increase our operating costs and we may be unable to increase prices for our products in response.
Although we believe that the balance of fiber supply between our internal sources and the open market is adequate to support our current wood products and paper and pulp production requirements, there is no assurance that access to fiber will continue at the same levels achieved in the past. The cost of softwood fiber and the availability of wood chips may be affected. If our cutting rights pursuant to the forest licenses or forest management agreements of Abitibi and Bowater are reduced or if any third-party supplier of wood fiber stops selling or is unable to sell wood fiber to us, our financial condition and operating results would suffer.
An increase in the cost of our purchased energy, chemicals and other raw materials would lead to higher manufacturing costs, thereby reducing our margins.
Our operations consume substantial amounts of energy such as electricity, natural gas, fuel oil, coal and wood waste. We buy energy and raw materials, including chemicals, wood, recovered paper and other raw materials, primarily on the open market. The prices for raw materials and energy are volatile and may change rapidly, directly affecting our results of operations. The availability of raw materials and energy may also be disrupted by many factors outside our control, adversely affecting our operations. Energy comprised approximately 17% of cost of sales, excluding depreciation, amortization and cost of timber harvested for our business on a pro forma basis during 2006. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years and prices for 2005 and 2006 exceeded historical averages. As a result, fluctuations in energy prices will impact our manufacturing costs and contribute to earnings volatility. Additionally, we are a major user of renewable natural resources such as water and

ABITIBIBOWATER INC.
wood. Accordingly, significant changes in climate and agricultural diseases or infestation could affect our financial condition and results of operations. The volume and value of timber that we can harvest or purchase may be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, flooding, other weather conditions and other causes. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes. Also, we can provide no assurance that we will be able to maintain our rights to utilize water or to renew them at conditions comparable to those currently in effect.
For our commodity products, the relationship between industry supply and demand for these products, rather than changes in the cost of raw materials, will determine our ability to increase prices. Consequently, we may be unable to pass along increases in our operating costs to our customers. Any sustained increase in energy, chemical or raw material prices without any corresponding increase in product pricing would reduce our operating margins and potentially require us to limit or cease operations of one or more of our machines.
We could experience disruptions in operations and/or increased labor costs due to labor disputes.
We believe we are the largest employer in the Canadian pulp and paper sector and have the sector’s largest representation by unions. A significant number of our collective bargaining agreements with respect to our newsprint and commercial printing paper operations in Eastern Canada will expire on the same date in 2009. In Canada, the largest employer has traditionally acted as a “pattern setter” for the sector. While relationships with the various unions generally have been good, as is the case with any negotiation, we may not be able to negotiate acceptable new agreements, which could result in strikes or work stoppages by affected employees. Renewal of collective bargaining agreements could also result in higher wage or benefit costs. Therefore, we could experience a disruption of our operations or higher ongoing labor costs which could have a material adverse effect on our business, financial condition or results of operations.
Our operations require substantial capital and we may not have adequate capital resources to provide for all of our capital requirements.
Our businesses are capital intensive and require that we regularly incur capital expenditures in order to maintain our equipment, increase our operating efficiency and comply with environmental laws. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs and capital expenditures, we would have to obtain additional funds from borrowings or other available sources or reduce or delay our capital expenditures. We may not be able to obtain additional funds on favorable terms or at all. In addition, our debt service obligations will reduce our available cash flows. If we cannot maintain or upgrade our equipment as we require, we may become unable to manufacture products that compete effectively in one or more of our product lines.
We are exposed to changes in banking and capital markets and changes in interest rates.
We require both short-term and long-term financing to fund our operations, including capital expenditures. Changes in banking or capital markets, or to our credit rating, could affect the cost or availability of financing. In addition, we are exposed to changes in interest rates with respect to our floating rate debt and the interest rate of any new debt issues. Changes in the capital markets or prevailing interest rates can increase or decrease the cost or availability of financing.
Changes in laws and regulations could adversely affect our results of operations.
We are subject to a variety of foreign, federal, state, provincial and local laws and regulations dealing with trade, employees, transportation, taxes, timber and water rights and the environment. Changes in these laws or regulations or their interpretations or enforcement have required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. For example, changes in environmental laws and regulations have in the past, and could in the future, require us to spend substantial amounts to comply with restrictions on air emissions, wastewater discharge, waste management and landfill sites, including remediation costs. Environmental laws are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially.

ABITIBIBOWATER INC.
Changes in the political or economic conditions in Canada, the United States or other countries in which our products are manufactured or sold could adversely affect our results of operations.
We manufacture products in Canada, the United States, the United Kingdom and South Korea and sell products throughout the world. Paper prices are tied to the health of the economies of North and South America, Asia and Europe, as well as to paper inventory levels in these regions. The economic and political climate of each region has a significant impact on our costs and the prices of, and demand for, our products. Changes in regional economies or political instability, including acts of war or terrorist activities, can affect the cost of manufacturing and distributing our products, pricing and sales volume, directly affecting our results of operations. Such changes could also affect the availability or cost of insurance.
We may be subject to environmental liabilities.
We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing air emissions, wastewater discharges, harvesting, the storage, management and disposal of hazardous substances and waste, the clean-up of contaminated sites, landfill operation and closure obligations, forestry operations and endangered species habitat and health and safety matters. As an owner and operator of real estate and manufacturing and processing facilities, we may be liable under environmental laws for cleanup and other costs and damages, including tort liability and damages to natural resources, resulting from past or present spills or releases of hazardous or toxic substances on or from our current or former properties. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of, any spill or release of hazardous or toxic substances on or from our property, or at properties where we arranged for the disposal of regulated materials. Claims may arise out of currently unknown environmental conditions or aggressive enforcement efforts by governmental or private parties.
We have net liabilities with respect to our pension plans and the actual cost of our pension plan obligations could exceed current provisions.
As of December 31, 2006, our defined benefit pension plans were under-funded by an aggregate of approximately $940 million on a financial accounting basis. Abitibi and Bowater used different measurement dates and assumptions in determining their combined pension plan obligations. Our future funding obligations for the defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience and any changes in government laws and regulations. Any adverse change to any of these factors may require AbitibiBowater to increase our cash contributions to our pension plans and those additional contributions could have a material adverse effect on our cash flows and results of operations.

ABITIBIBOWATER INC.
Item 6. Exhibits.
Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
31.1	Certification of Executive Chairman Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Executive Chairman Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ABITIBIBOWATER INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABITIBIBOWATER INC.
By	/s/ William G. Harvey
William G. Harvey
Senior Vice President and Chief Financial Officer

By	/s/ Joseph B. Johnson
Joseph B. Johnson
Vice President and Controller

Dated: November 9, 2007

ABITIBIBOWATER INC.
INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Executive Chairman Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Executive Chairman Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.