Form 10-K
period 2007-12-31
AbitibiBowater Inc.
filed 2008-03-17
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission file number: 1-33776
ABITIBIBOWATER INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0526415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1155 Metcalfe Street, Suite 800, Montreal, Quebec, Canada H3B 5H2
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (514) 875-2160
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $1.00 per share	New York Stock Exchange
Toronto Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ■ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ■
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ■ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ■      Accelerated Filer ☐       Non-accelerated Filer ☐      Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ■
The aggregate market value of the voting common equity held by non-affiliates of the registrant’s predecessor, Bowater Incorporated, as of June 30, 2007, was approximately $1.4 billion. Without acknowledging that any individual director or executive officer of the registrant is an affiliate, the shares over which they are deemed to have voting control are considered to be owned by affiliates solely for purposes of this calculation.
As of February 29, 2008, there were 52,613,316 shares of AbitibiBowater’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered with respect to the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

Part I.
Item 1. Business	1
Item 1A. Risk Factors	12
Item 1B. Unresolved Staff Comments	19
Item 2. Properties	19
Item 3. Legal Proceedings	19
Item 4. Submission of Matters to a Vote of Security Holders	20

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6. Selected Financial Data	23
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	55
Item 8. Financial Statements and Supplementary Data	57
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	109
Item 9A. Controls and Procedures	109
Item 9B. Other Information	109

Part III.
Item 10. Directors, Executive Officers and Corporate Governance	110
Item 11. Executive Compensation	110
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	110
Item 13. Certain Relationships and Related Transactions and Director Independence	110
Item 14. Principal Accounting Fees and Services	110

Part IV.
Item 15. Exhibits, Financial Statement Schedules	111

Signatures	115
Exhibit 2.3
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 10.25
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.40
Exhibit 10.41
Exhibit 10.42
Exhibit 10.43
Exhibit 10.44
Exhibit 10.45
Exhibit 10.46
Exhibit 10.47
Exhibit 10.48
Exhibit 12.1
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FORWARD-LOOKING STATEMENTS
     Statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our plans for addressing our current liquidity situation, our plans to achieve operational improvements and efficiencies such as the planned reduction of newsprint and coated and specialty paper capacity, the closures of certain of our paper and sawmills, our ability to realize synergies from the combination of Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”), the anticipated timing and progress of integration efforts related to the combination, our ability to meet our $1 billion debt reduction target (including the success of our program to sell non-core assets, consolidate operations and the success of other actions aimed at reducing our debt), our ability to maintain and improve customer service levels, and our assessment of market conditions, anticipated future financial performance and our business outlook generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “will,” “could,” “may,” “expect,” “believe,” “anticipate,” and other terms with similar meaning indicating possible future events or potential impact on the business or shareholders of AbitibiBowater.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, our ability to obtain additional financing or otherwise derive additional liquidity in a timely fashion and on terms acceptable to the Company, if at all, our ability to reduce newsprint and specialty papers capacity as quickly as anticipated, our ability to obtain timely contributions to our cost reduction initiatives from our unionized and salaried employees, the continued strength of the Canadian dollar against the U.S. dollar, worsening industry conditions and further growth in alternative media, actions of competitors, the demand for higher margin coated and uncoated mechanical paper, our ability to realize announced price increases, and the costs of raw materials such as energy, chemicals and fiber. In addition, with respect to forward-looking statements relating to the combination of Abitibi and Bowater, the following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the risk that the businesses will not be integrated successfully or that the improved financial performance, product quality and product development will not be achieved; the risk that other combinations within the industry or other factors may limit our ability to improve our competitive position; the risk that the cost savings and other expected synergies from the combination may not be fully realized or may take longer to realize than expected; and disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers. Additional risks that could cause actual results to differ from forward-looking statements are enumerated in Item 1A “Risk Factors.” All forward-looking statements in this report are expressly qualified by information contained in this report and in the Company’s other filings with the SEC and the Canadian securities regulatory authorities. AbitibiBowater disclaims any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.
PART I
Item 1. Business
AbitibiBowater Inc. (referred to, with its subsidiaries and affiliates unless otherwise indicated, as “AbitibiBowater,” “we,” “our” or the “Company”) produces a wide range of newsprint and coated and specialty papers, market pulp and wood products globally. We are the largest producer of newsprint in the world by capacity and one of the largest publicly traded pulp and paper manufacturers in the world. We currently own or operate 28 pulp and paper facilities and 31 wood products facilities located in Canada, the United States, the United Kingdom and South Korea. We are also among the world’s largest recyclers of newspapers and magazines, and have more third-party certified sustainable forest land than any other company in the world.
We are a Delaware corporation incorporated on January 25, 2007. On October 29, 2007, Abitibi and Bowater combined in a merger of equals with each becoming a wholly-owned subsidiary of AbitibiBowater (the “Combination”). The Combination was designed to create a stronger company, better able to meet changing customer needs, compete more effectively in an increasingly global market, adapt to lower demand for newsprint in North America, and deliver increased value to shareholders.
As a result of the Combination, each issued and outstanding share of Bowater common stock was converted into 0.52 of a share of AbitibiBowater common stock. Each issued and outstanding exchangeable share of Bowater Canada Inc. (a wholly-owned subsidiary of Bowater now named AbitibiBowater Canada Inc.) was changed into 0.52 of an exchangeable share of AbitibiBowater Canada Inc. Each issued and outstanding share of Abitibi common stock was exchanged for either 0.06261 of a share of AbitibiBowater common stock or 0.06261 of an exchangeable share of AbitibiBowater Canada Inc. All Abitibi and Bowater stock options, stock appreciation rights and other stock-based awards outstanding, whether vested or unvested, were converted into AbitibiBowater stock options, stock appreciation rights or stock-based awards. The number of shares subject to such converted awards was adjusted by multiplying the number of shares outstanding by the Abitibi exchange ratio of 0.06261, in the case of an Abitibi award, and by the Bowater exchange ratio of 0.52, in the case of a Bowater award. Similarly, the exercise price of the converted stock options or base price of the stock appreciation rights was adjusted by dividing such price by the Abitibi exchange ratio or the Bowater exchange ratio as appropriate. We retroactively restated all share and share-related information in our consolidated financial statements and notes for all periods before the Combination to reflect the Bowater exchange ratio of 0.52.
As a result of the Combination, we issued, or reserved for issuance, approximately 57.4 million shares of AbitibiBowater common stock, including 5.6 million exchangeable shares, to the former shareholders of Abitibi and Bowater. Our common stock began trading under the symbol “ABH” on both the New York Stock Exchange and the Toronto Stock Exchange on October 29, 2007. Our exchangeable shares began trading under the symbol “AXB” on the Toronto Stock Exchange on October 29, 2007.
Even though Abitibi and Bowater consider the Combination to have been a “merger-of-equals”, Bowater is deemed to be the “acquirer” of Abitibi for accounting purposes, and AbitibiBowater is deemed to be the successor to Bowater for purposes of U.S. securities laws and regulations governing financial reporting. Therefore, unless otherwise indicated, the financial information included in this Annual Report on Form 10-K reflects the results of operations and financial position of Bowater for the periods before October 29, 2007 and those of both Abitibi and Bowater for periods beginning on or after October 29, 2007. This means that our consolidated results of operations for 2007 include Abitibi’s results of operations for only the 64 days following the Combination. In accordance with United States generally accepted accounting principles (“GAAP”), Abitibi’s results of operations prior to the consummation of the Combination are excluded. All non-financial information included in Part 1 of this Annual Report on Form 10-K reflects the combined businesses of Abitibi and Bowater unless otherwise indicated.
Product Lines
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp, and wood products. In general, our products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates.
Certain segment and geographical financial information, including net sales by segment and by geographic area, operating income (loss) by segment, total assets by segment and long-lived assets by geographic area, can be found in Note 26 to our Consolidated Financial Statements.
Newsprint
AbitibiBowater produces newsprint at 18 facilities in North America, South Korea and the United Kingdom. We are the largest producer of newsprint in the world by capacity, with annual capacity estimated at 5.4 million metric tons or approximately 13% of worldwide capacity. Our annual North American production capacity of approximately 4.9 million metric tons represents approximately 43% of North American capacity.
We supply leading publishers in more than 90 countries with top-quality newsprint, including products made of up to 100% recycled fiber. Our North American newsprint is sold directly by our regional sales offices. Sales outside North America are serviced primarily through our international offices located in or near the markets we supply or through international agents. We sell approximately 45% of our total newsprint production to markets outside North America. We distribute newsprint by rail, truck and ship.
We sell newsprint to various joint venture partners (partners with AbitibiBowater in the ownership of certain mills we operate). During 2007, these joint venture partners purchased approximately 535,000 metric tons from our consolidated entities and approximately 298,000 metric tons from our Ponderay facility, an unconsolidated partnership of which we own a 40% equity interest. Newsprint sold to these joint venture partners represents approximately 20% of the total newsprint tons we sold in 2007.

Coated Papers
AbitibiBowater produces coated mechanical paper at two facilities in North America. We are one of the largest producers of coated mechanical paper in North America, with a capacity of approximately 785,000 short tons in 2007. This tonnage represents approximately 12% of North American capacity. Our coated papers are used in magazines, catalogs, books, retail advertising, direct mail and coupons.
We sell coated papers to major commercial printers, publishers, catalogers and retailers. We distribute coated papers by truck and rail. Export markets are served primarily through international agents.
Specialty Papers
AbitibiBowater produces specialty papers at 11 facilities in North America. We are one of the largest producers of specialty papers including, supercalendered, superbright, high bright, bulky book and directory papers, in North America, with a capacity of approximately 2.6 million short tons in 2007. This tonnage represents approximately 38% of North American capacity. AbitibiBowater’s combined specialty and coated papers’ broad product family allows us to present a more balanced paper offering to our customers. Our specialty papers are used in books, retail advertising, direct mail, coupons, and other commercial printing applications.
We sell specialty papers to major commercial printers, direct mailers, publishers, catalogers and retailers. We distribute specialty papers primarily by truck and rail. Export markets are served primarily through international agents.
Market Pulp
AbitibiBowater produces approximately 1.1 million metric tons of market pulp at five facilities in North America, which represents approximately 5% of North American capacity. We also sell market pulp in numerous overseas markets. Market pulp is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers and other absorbent products.
North American market pulp sales are made through our regional sales offices, while export sales are made through international sales agents local to their markets. We distribute market pulp by truck, rail and ship.

The following table provides a listing of the pulp and paper manufacturing facilities we own or operate (as of December 31, 2007) and production information by product line (which represents all of our reportable segments except wood products). For better illustrative purposes, we have reflected the production for the full year of 2007 for Abitibi’s facilities.

				2007 Production by Product Line
	Number	2008	2007
	of Paper	Annual	Total			Specialty
(In 000’s of metric tons)	Machines	Capacity	Production	Newsprint	Coated Paper	Paper	Market Pulp

Canada
Alma, Quebec	3	335	330	-	-	330	-
Amos, Quebec	1	207	200	200	-	-	-
Baie-Comeau, Quebec	4	573	560	560	-	-	-
Beaupré, Quebec	2	233	192	-	-	192	-
Belgo, Quebec (3)	4	29	306	104	-	202	-
Clermont, Quebec (1)	2	343	335	335	-	-	-
Dalhousie, New Brunswick (3)	2	17	241	209	-	32	-
Dolbeau, Quebec (2)	2	239	160	-	-	160	-
Donnacona, Quebec (3)	1	160	152	-	-	152	-
Fort Frances, Ontario	3	387	391	-	-	275	116
Gatineau, Quebec (3)	2	351	334	334	-	-	-
Grand Falls, Newfoundland	2	206	177	170	-	7	-
Iroquois Falls, Ontario	2	280	260	225	-	35	-
Kénogami, Quebec	2	206	209	-	-	209	-
Laurentide, Quebec	2	364	341	-	-	341	-
Liverpool, Nova Scotia (4)	2	256	242	242	-	-	-
Mackenzie, British Columbia (3)	1	195	174	174	-	-	-
Thorold, Ontario	2	412	398	398	-	-	-
Thunder Bay, Ontario (5)	3	645	525	154	-	65	306
United States
Alabama River, Alabama	1	255	240	240	-	-	-
Augusta, Georgia (6)	2	421	422	422	-	-	-
Calhoun, Tennessee (7)	5	886	845	301	-	404	140
Catawba, South Carolina	3	901	890	-	668	-	222
Coosa Pines, Alabama	2	635	585	330	-	-	255
Covington, Tennessee (8)	-	70	49	-	49	-	-
Grenada, Mississippi	1	251	232	232	-	-	-
Snowflake, Arizona (9)	2	89	325	325	-	-	-
Usk, Washington (10)	1	257	226	226	-	-	-
United Kingdom
Bridgewater, England	2	211	195	195	-	-	-
South Korea
Mokpo, South Korea	1	258	249	249	-	-	-

	62	9,672	9,785	5,625	717	2,404	1,039

(1)	Donohue Malbaie Inc. (“DMI”), which owns one of Clermont’s paper machines, is owned 51% by AbitibiBowater and 49% by the New York Times. We manage the facility and wholly own all of the other assets at the site. Manufacturing costs are transferred between AbitibiBowater and DMI at agreed-upon transfer costs. DMI’s paper machine produced 212,000 metric tons of newsprint in 2007.

(2)	We indefinitely idled paper machine no. 2 at our Dolbeau, Quebec facility in late May 2007. We restarted this machine in February 2008. As a result, the production capacity of this machine is included in our 2008 annual production capacity.

(3)	On November 29, 2007, we announced the results of the initial phase of a comprehensive strategic review of our businesses, which included a decision to reduce our newsprint and specialty papers production capacity by approximately 1 million metric tons per year during the first quarter of 2008. The reductions include the permanent closure of our Belgo facility located in Shawinigan, Quebec (115,000 metric tons of newsprint and 260,000 metric tons of specialty papers) along with our Dalhousie, New Brunswick facility (200,000 metric tons of newsprint and

40,000 metric tons of specialty papers) and the indefinite idling of our Donnacona, Quebec (160,000 metric tons of specialty papers) and Mackenzie, British Columbia (195,000 metric tons of newsprint) facilities. In addition, we announced the permanent closure of our previously idled Fort William facility in Thunder Bay, Ontario and Lufkin, Texas facility, as well as paper machine No. 3 at our Gatineau, Quebec facility, which was previously idled in March 2007. The previously idled locations and machine had a production capacity of approximately 650,000 metric tons of newsprint. We have accepted a letter of intent to purchase our Fort William facility. For the mills that have been permanently closed the 2008 annual capacity represents the expected production up and until the closure of the mills. We plan to announce the results of the second phase of our comprehensive review in the second quarter of 2008.

(4)	The Bowater Mersey Paper Company Limited (“Mersey”) is located in Liverpool, Nova Scotia and is owned 51% by AbitibiBowater and 49% by The Washington Post Company. We manage the facility. The amounts in the above table represent the mill’s total capacity and production.

(5)	Thunder Bay is shown net of base sheet capacity of 51,000 metric tons and production of 47,000 metric tons to remove the capacity used to produce uncoated base stock for our Covington, Tennessee facility. The increase in 2008 production capacity is a result of restarting paper machine No. 4 at Thunder Bay in May 2007, which had been previously idled in September 2006.

(6)	Augusta Newsprint Company, which operates our newsprint mill in Augusta, Georgia, is owned 52.5% by AbitibiBowater and 47.5% by The Woodbridge Company. We manage the facility. The amounts in the above table represent the mill’s total capacity and production.

(7)	Calhoun Newsprint Company (“CNC”), which owns one of Calhoun’s paper machines, Calhoun’s recycle fiber plant and a portion of the thermomechanical pulp (“TMP”) mill, is owned approximately 51% by AbitibiBowater and approximately 49% by Herald Company, Inc. We manage the facility and wholly own all of the other assets at the site, including the remaining portion of the TMP mill, a kraft pulp mill, a market pulp dryer, four other paper machines and other support equipment. Pulp, other raw materials, labor and other manufacturing services are transferred between AbitibiBowater and CNC at agreed-upon transfer costs. CNC’s paper machine produced 197,000 metric tons of newsprint in 2007. The amounts in the above table represent the mill’s total capacity and production including CNC’s paper machine.

(8)	Our Covington, Tennessee facility operates a paper coating machine that converts uncoated base stock, produced by our Thunder Bay paper mill, into coated paper.

(9)	In connection with the review and approval of the Combination by the antitrust division of the U.S. Department of Justice, we agreed, among other things, to sell our Snowflake, Arizona newsprint mill and certain related assets. We expect to complete the sale of this facility to Catalyst Paper Corporation in the second quarter of 2008 for approximately $161 million, excluding trade receivables of approximately $19 million that we will retain. As a result, the production capacity of the Snowflake mill (349,000 metric tons of newsprint) has been adjusted to reflect approximately 3 months of operation in 2008.

(10)	The Ponderay Newsprint Company (“Ponderay”) is located in Usk, Washington. Ponderay is an unconsolidated partnership in which AbitibiBowater has a 40% interest and, through a wholly-owned subsidiary, is the managing partner. The balance of the partnership is held by subsidiaries of five newspaper publishers. The amounts in the above table represent the mill’s total capacity and production.
Wood Products
AbitibiBowater operates sawmills in Canada and the United States that produce construction-grade lumber that is sold in North America. Our sawmills have an annual capacity of close to 3 billion board feet of lumber. In addition, our sawmills are a major source of wood chips for our pulp and paper mills.
On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U.S. became effective. The softwood lumber agreement (“SLA”) provides for softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. Volume quotas have been established for each company within the provinces of Ontario, Quebec and British Columbia based on historical production, and the volume quotas are not transferable between provinces. The volume that we were allocated was insufficient to operate both our Ignace and Thunder Bay, Ontario sawmills; therefore, we decided to indefinitely shut our Ignace sawmill, which had an annual capacity of 84,000 board feet, in December 2006. U.S. composite prices would have to rise above $355 per thousand board feet before the quota volume restrictions would be lifted. Our average transaction price for lumber in the fourth quarter of 2007 was $289 per thousand board feet.

The following table provides a listing of our sawmills and their respective capacity and lumber production. For better illustrative purposes, we have reflected the production for the full year of 2007 for Abitibi’s facilities.

	2008	2007
(In million board feet)	Annual Capacity	Total Production

Canada
Chibougamau, Quebec (2)	112	141
Comtois, Quebec	144	143
Girardville-Normandin, Quebec	114	108
La Doré, Quebec	130	148
La Tuque, Quebec (2 facilities) (1)	125	103
Mackenzie, British Columbia (2 facilities) (2)	500	322
Maniwaki, Quebec	115	123
Mistassini, Quebec	144	129
Oakhill, Nova Scotia	151	141
Obedjiwan, Quebec (3)	30	30
Pointe-aux-Outardes, Quebec	175	49
Roberval, Quebec	105	93
Saguenay, Quebec (3 facilities)(4)	190	165
Saint-Félicien, Quebec	125	125
Saint-Hilarion, Quebec	51	43
Saint-Ludger-de-Milot, Quebec (5)	80	88
Saint-Raymond, Quebec	54	16
Saint-Thomas, Quebec	90	88
Senneterre, Quebec	85	113
Thunder Bay, Ontario (6)	208	204
United States
Albertville, Alabama	58	52
Westover, Alabama	54	51

	2,840	2,475

(1)	The production at La Tuque also includes Produits Forestiers La Tuque, which is owned 82% by AbitibiBowater and 18% by Coopérative Forestiére du Haut Saint-Maurice. The two facilities will be consolidated into one in 2008. We manage both facilities.

(2)	On November 29, 2007, we announced the results of the initial phase of a comprehensive strategic review of our businesses, which included a decision to indefinitely idle the two Mackenzie sawmills, which directly support the Mackenzie paper operation, which was also indefinitely idled. In January 2008, we announced the transfer of the wood allocation of the Chibougamau sawmill to other sawmills in the Lac St-Jean region effective in the second quarter of 2008. Our sawmill in Price, Quebec (representing approximately 66 million board feet), which we closed in December 2007, is currently being marketed for sale to potential buyers.

(3)	Société en Commandite Scierie Opticiwan is located in Obedjiwan, Quebec and is an unconsolidated entity in which AbitibiBowater has a 45% interest. The amounts in the above table represent the mill’s total capacity and production.

(4)	Produits Forestiers Saguenay is owned 86% by AbitibiBowater and 14% by Les Placements H.N.M.A. Inc. We manage the facility. The amounts in the above table represent the mill’s total capacity and production.

(5)	Produits Forestiers Petit-Paris is located in Saint-Ludger-de-Milot, Quebec, and is an unconsolidated entity in which AbitibiBowater has a 50% interest. The amounts in the above table represent the mill’s total capacity and production.

(6)	Our Ignace, Ontario sawmill was indefinitely shut in December 2006 due to an insufficient allocation of quotas. Approximately 84,000 board feet are excluded from the table.

We also operate facilities that remanufacture and engineer wood for greater strength for specialized applications such as bedding components, roofing and flooring material, and other products. The following table provides a listing of our remanufacturing and engineered wood facilities and their respective capacity and wood production. For better illustrative purposes, we have reflected the production for the full year of 2007 for Abitibi’s facilities.

	2008	2007
(In million board feet, except where otherwise stated)	Annual Capacity	Total Production

Remanufacturing Wood Facilities:
Château-Richer, Quebec	63	50
La Doré, Quebec	15	14
Manseau, Quebec	20	20
Saint-Prime, Quebec	28	23

Total Remanufacturing Facilities	126	107

Engineered Wood Facilities:
Larouche and Saint-Prime, Quebec (million linear feet) (1)	145	81

(1)	Abitibi-LP Engineering Wood Inc. is located in Larouche and Saint-Prime, Quebec, and is an unconsolidated entity in which AbitibiBowater has a 50% interest. We operate the facility, and our joint venture partner sells the products. The amounts in the above table represent the mill’s total capacity and production.
Other Products
In addition to paper, market pulp and wood products, we sell pulpwood, sawtimber, wood chips and electricity to customers located in Canada and the United States. Sale of these other products is considered a recovery of the cost of manufacturing our primary products.
Raw Materials
Our operations consume substantial amounts of raw materials, such as wood, recovered paper and chemicals, and energy, including electricity, natural gas, fuel oil, coal and wood waste, in the manufacturing of our pulp, paper and wood products. We purchase our raw materials and energy sources primarily on the open market.
Wood
Our sources of wood include property we own or lease, property on which we possess cutting rights and purchases from local producers, including sawmills that supply residual wood chips. At December 31, 2007, we owned or leased approximately 0.1 million acres of timberlands in the southeastern United States, and we owned approximately 2.8 million acres in Canada. We also have contractual cutting rights on approximately 49.5 million acres of Crown-owned land in Canada. The contractual cutting rights contracts are approximately 20-25 years in length and automatically renew every 5 years, contingent upon our continual compliance with environmental performance and reforestation requirements.
In accordance with our values, our environmental vision statement and forestry policies and the interests of our customers and other stakeholders, we are committed to environmental management systems with the goal of sustainable forest management. All of our forestlands and wood-purchasing operations in the United States are third-party certified to be in compliance with standards of the Sustainable Forestry Initiative® (“SFI”). The SFI program combines the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. AbitibiBowater has also achieved SFI® certification for its New Brunswick and Ontario Crown-owned land operations (former Bowater licenses) and its freehold forest land in Nova Scotia. All Ontario licenses and private land of former Abitibi are certified to the Canadian Standards Association Z809 (CSA Z809) forest management standard. This standard utilizes a continual improvement approach and requires public participation, practical demonstration of sustainable forest management practices and management commitment. In addition, approximately 92% of our Crown-owned land operations in Quebec are certified to the CSA Z809 standard, while all of AbitibiBowater’s private land are certified to either SFI or the CSA Z809 standard.

Recovered Paper
We are among the largest recyclers of newspapers and magazines in the world. We have a number of recycling plants that utilize advanced mechanical and chemical processes to manufacture high quality pulp from a mixture of old newspapers and old magazines (“recovered paper”). The resulting products, which include recycled fiber newsprint and uncoated specialty paper, are comparable in quality to paper produced with 100% virgin fiber pulp. The Bridgewater, Coosa Pines, Thorold and South Korea operations produce newsprint containing 100% recycled fiber. In 2007, we used 2.7 million metric tons of recovered paper worldwide. The average de-inking yield in our recycling facilities is approximately 82%. In 2007, our recycled fiber content in newsprint averaged 36%. We produce more than 40 grades with recycled content.
Our North American recycling division collects or purchases 2.4 million metric tons of recovered paper per year. Our trademarked Paper Retriever® program collects recovered fiber through a combination of community drop-off containers and recycling programs with businesses and commercial offices. The recovered paper we physically purchase is from suppliers generally within the region of our recycling plants, primarily under long-term agreements.
Our European recycling division focuses its efforts on Paper Retriever® and Paper Bank® programs, and curbside collection from over 1.7 million homes in the United Kingdom.
Energy
Steam and electrical power are the primary forms of energy used in pulp and paper production. Process steam is produced in boilers using a variety of fuel sources. All of AbitibiBowater’s mills produce all of their own steam requirements, except our Alabama, Bridgewater, Iroquois Falls, Dolbeau and Mersey operations, which purchase their steam from third-party suppliers. Our Alma, Baie-Comeau, Calhoun, Catawba, Coosa Pines, Fort Frances, Grand Falls, Iroquois Falls, Kenogami, Mackenzie, Snowflake and Thunder Bay operations collectively produce approximately 41% of their own electrical requirements. The balance of our energy needs is purchased from third parties.
We have nine sites in Canada with cogeneration facilities which generate “green energy” from carbon-neutral biomass. In addition, we utilize alternative fuels such as methane from landfills, used oil, and tire-derived fuel to reduce consumption of virgin fossil fuels.
The following table provides a listing of our hydroelectric facilities and their respective capacity and generation. For better illustrative purposes, we have reflected the generation of these Abitibi facilities for the full year of 2007.

						Share of
		Installed	Share of		Share of	Generation
		Capacity	Capacity	Generation	Generation	Received
	Ownership	(MW)	(MW)	(GWh)	(GWh)	(GWh)

Hydro Saguenay	100%	162	162	1,043	1,043	1,043
Grand Falls	100%	61	61	488	488	488
Fort Frances (1) (2)	75%	27	20	127	100	100
Kenora (1) (2)	75%	18	14	64	51	51
Iroquois Falls (1) (2)	75%	92	69	509	423	423
Manicouagan Power Company(1) (3)	60%	335	201	2,889	1,733	632
Star Lake Hydro Partnership(4)	51%	18	9	148	75	75
Exploits River Hydro Partnership(4)	49%	37	18	153	75	75

		750	554	5,421	3,988	2,887

(1)	The amounts in the above table represent the facility’s total installed capacity and power generation.

(2)	Prior to April 2, 2007, we owned 100% of these facilities.

(3)	We are required to sell a portion of our share of the power generation back to Alcoa, Inc. through January 1, 2011; therefore, the power we receive is net of the amounts sold under this contract with our partner.

(4)	Star Lake Hydro Partnership and Exploits River Hydro Partnership are limited partnerships and unconsolidated entities in which AbitibiBowater has 51% and 49% interest, respectively. The amounts in the above table represent the facility’s total installed capacity and power generation.

Competition
In general, our products are globally traded commodities, and the markets in which we compete are highly competitive. Pricing and the level of shipments of our products are influenced by the balance between supply and demand, global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates. Any material decline in prices for our products or other adverse developments in the markets for our products could have a material adverse effect on our financial results, financial condition and cash flow. Prices for our products have been and are likely to continue to be highly volatile.
Newsprint, one of our principal products, is produced by numerous manufacturers worldwide. Aside from quality specifications to meet customer needs, the production of newsprint does not depend upon a proprietary process or formula. The five largest North American producers represent approximately 78% of the North American capacity for newsprint. The five largest global producers represent approximately 44% of global newsprint capacity. Our annual production capacity is approximately 13% of worldwide capacity. We face actual and potential competition from both large, global producers and numerous smaller regional producers. In recent years, a number of global producers of newsprint based in Asia, particularly China, have grown their production capacity substantially. Price, quality, customer relationships and the ability to produce paper with recycled fiber are important competitive determinants.
AbitibiBowater competes with ten other coated mechanical paper producers with operations in North America. The five largest North American producers represent approximately 77% of the North American capacity for coated mechanical paper. In addition, several major offshore suppliers of coated mechanical paper compete for North American business. As a major supplier to printers and magazine/catalog publishers in North America, AbitibiBowater competes with numerous worldwide suppliers of other grades of paper such as coated freesheet, supercalendered and uncoated mechanical paper. We compete on the basis of price, quality and service.
AbitibiBowater produced approximately 2.6 million short tons of uncoated mechanical papers. This represented about 38% of North American uncoated mechanical paper demand in 2007 and was comprised mainly of supercalendered, superbright, high bright, bulky book and directory papers. Other producers of uncoated mechanical papers include Catalyst, New Page (formerly Stora Enso North America), Fraser, Irving, St. Marys, Madison and Norpac. In addition, imports from overseas represented about 10% of North American demand in 2007. We compete on the basis of price, quality and service.
AbitibiBowater competes with six other major market pulp suppliers with operations in North America along with other smaller competitors. Market pulp is a globally traded commodity for which competition exists in all major markets. Aside from quality specifications to meet customer needs, the production of market pulp does not depend on a proprietary process or formula. We produce five major grades of market pulp (northern and southern hardwood, northern and southern softwood and fluff) and compete with other producers from South America (eucalyptus hardwood and radiata pine softwood), Europe (northern hardwood and softwood), and Asia (mixed tropical hardwood). Price, quality and service are considered the main competitive determinants.
As with other global commodities, the competitive position of our products is significantly affected by the volatility of currency exchange rates. See “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this Form 10-K. We have operations in Canada, the United States, the United Kingdom and South Korea. Several of our primary competitors are located in Canada, Sweden, Finland and certain Asian countries. Accordingly, the relative rates of exchange between those countries’ currencies and the United States dollar can have a substantial effect on our ability to compete. In addition, the degree to which we compete with foreign producers depends in part on the level of demand abroad. Shipping costs and relative pricing generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.
Trends in advertising, electronic data transmission and storage, and the Internet have adversely affected and could continue to adversely affect traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper publishing customers in North America use and compete with businesses that use other forms of media and advertising, such as direct mailings and newspaper inserts (both of which are end uses for several of our products), television and the Internet. U.S. consumption of newsprint declined in 2007 as a result of continued declines in newspaper circulation, declines in newspaper advertising volume and publishers’ conservation measures which include increased usage of lighter basis-weight newsprint and web-width and page count reductions. Our magazine and catalog publishing customers are also subject to the effects of competing media, including the Internet.

Employees
As of December 31, 2007, AbitibiBowater employed approximately 18,000 people, of whom approximately 13,000 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union in Canada and predominantly by the United Steelworkers Union in the U.S. In conjunction with our implementation of synergistic opportunities, we expect our employee base to decline over the next twelve months.
Seventeen collective bargaining agreements covering approximately 1,600 of our employees have been renewed in 2007. Six collective bargaining agreements, covering approximately 1,000 of our employees, which expired on or before December 31, 2007, are in the process of being renewed. In 2008, another nine collective bargaining agreements will expire, covering approximately 1,200 employees. A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada will expire in the second quarter of 2009. We began negotiations with the union representing the majority of our Eastern Canadian employees on the 2009 agreements in March 2008. These negotiations continued for a week without resolution, and we are not currently in negotioations. The employees at the facility in Mokpo, South Korea have complied with all conditions necessary to strike. The possibility of a strike or lockout of those employees is not clear. While negotiations with the unions in the past have resulted in collective agreements being signed, as is the case with any negotiation, we may not be able to negotiate acceptable new agreements, which could result in strikes or work stoppages by affected employees. Renewal of collective bargaining agreements could also result in higher wage or benefit costs. Therefore, we could experience a disruption of our operations or higher ongoing labor costs which could have a material adverse effect on our business, financial condition or results of operations.
Trademarks
We have applied for registration of the mark “AbitibiBowater” and the AbitibiBowater logo in the countries of our principal markets. We consider our interest in the logo and mark to be valuable and necessary to the conduct of our business.
Environmental Matters
Information regarding environmental matters is included in Note 22 to our Consolidated Financial Statements.
We believe that our operations are in material compliance with all applicable federal, state, provincial and local environmental regulations and that the currently required control equipment is in operation. While it is impossible to predict future environmental regulations that may be established, we believe that we will not be at a competitive disadvantage with regard to meeting future Canadian, United States, British or South Korean standards.
Internet Availability of Information
We make our Form 10-K, our Form 10-Qs and our Form 8-Ks, and any amendments to them, available free of charge through our Internet website (www.abitibibowater.com) as soon as reasonably practicable after we file or furnish such materials to the Securities and Exchange Commission.
Corporate Governance
In accordance with the corporate governance rules of the New York Stock Exchange, we have adopted Corporate Governance Principles related to certain key areas such as director qualifications and responsibilities, responsibilities of key board committees and director compensation. We have also adopted a Board of Directors Code of Conduct and a Code of Business Conduct for directors, officers and employees. Our Corporate Governance Principles, our Board of Directors Code of Conduct, our Code of Business Conduct and the charters of our Audit Committee, Human Resources & Compensation Committee and Nominating & Governance Committee are published on our website. We will disclose any amendments to our Board of Directors Code of Conduct, our Code of Business Conduct or waivers of any provision thereof on our website within four business days following the date of the amendment or waiver, and that information will remain available for at least a twelve-month period. We will provide any shareholder with printed versions of any of the foregoing guidelines, code or committee charter upon request.

Executive Officers
Our executive officers are elected by the Board of Directors to serve one-year terms. There are no family relationships among officers or directors and no arrangements or understandings between any officer and any other person under which the officer was selected other than any provision contained in the Combination Agreement and Agreement and Plan of Merger dated as of January 29, 2007, as amended. Set forth below are the names, positions, ages and a brief description of the business experiences, as of February 29, 2008, of our executive officers:

			Officer
Name	Age	Position	Since

John W. Weaver	62	Executive Chairman	2007
David J. Paterson	53	President and Chief Executive Officer	2007
Alain Grandmont	51	Senior Vice President, Commercial Printing Papers Division	2007
William G. Harvey	50	Senior Vice President and Chief Financial Officer	2007
Yves Laflamme	51	Senior Vice President, Wood Products Division	2007
Jon Melkerson	45	Senior Vice President, Business and Corporate Development	2007
Pierre Rougeau	50	Senior Vice President, North American Newsprint Division	2007
W. Eric Streed	63	Senior Vice President, Supply Chain	2007
Thor Thorsteinson	54	Senior Vice President, International Business Division	2007
Jacques P. Vachon	48	Senior Vice President, Corporate Affairs and Chief Legal Officer	2007
James T. Wright	61	Senior Vice President, Human Resources	2007
Joseph B. Johnson	45	Vice President and Controller	2007
Mr. Weaver served as President and Chief Executive Officer of Abitibi from 1999 to October 2007, when he was appointed as Executive Chairman of AbitibiBowater. He holds a Ph.D. from the Institute of Paper Science and Technology and possesses over 30 years experience in the forest products industry. He is the current chair of both the Forest Products Association of Canada (FPAC) and FPInnovations. Mr. Weaver is also a Director of the not-for-profit US Endowment for Forestry and Communities.
Mr. Paterson served as Chairman, President and Chief Executive Officer of Bowater from January 2007 to October 2007, when he was appointed as President and Chief Executive Officer of AbitibiBowater. From May 2006 to January 2007, he was President and Chief Executive Officer and a Director of Bowater. Previously, from 1987 through 2006, Mr. Paterson worked for Georgia-Pacific Corporation where he was most recently Executive Vice President in charge of its Building Products Division. He has also been responsible for its Pulp and Paperboard Division, its Paper and Bleached Board Division and its Communications Papers Division.
Mr. Grandmont served as Senior Vice President, Commercial Printing Papers of Abitibi from 2005 to October 2007, when he was appointed as Senior Vice President, Commercial Printing Papers Division of AbitibiBowater. He served as Senior Vice President, Value-Added Operations and Sales of Abitibi in 2004. Previously, he was Senior Vice President, Value-Added Operations of Abitibi.
Mr. Harvey served as Executive Vice President and Chief Financial Officer of Bowater from August 2006 to October 2007, when he was appointed as Senior Vice President and Chief Financial Officer of AbitibiBowater. From 2005 to 2006, he was Senior Vice President and Chief Financial Officer and Treasurer of Bowater. From 1998 to 2005, he served as Vice President and Treasurer of Bowater. Previously, he was Vice President and Treasurer of Avenor Inc., a pulp and paper company, until its acquisition by Bowater.
Mr. Laflamme served as Senior Vice President, Woodlands and Sawmills of Abitibi from 2006 to October 2007, when he was appointed as Senior Vice President, Wood Products Division of AbitibiBowater. He was Vice President, Sales, Marketing and Value-Added Wood Products Operations of Abitibi from 2004 to 2005. Previously, he was Vice President, Sales and Marketing, Wood Products of Abitibi.
Mr. Melkerson served as Vice President, International Newsprint Sales of Abitibi from 2006 to October 2007, when he was appointed as Senior Vice President, Business and Corporate Development of AbitibiBowater. He was Vice President, Operations, Commercial Printing Papers Division of Abitibi from 2004 to 2006. Previously, he was Vice President and General Manager, Newsprint Sales of Abitibi.

Mr. Rougeau served as Senior Vice President, Corporate Development and Chief Financial Officer of Abitibi from 2001 to October 2007, when he was appointed as Senior Vice President, North American Newsprint Division of AbitibiBowater.
Mr. Streed served as Executive Vice President of Operations and Process Improvement of Bowater from August 2006 to October 2007, when he was appointed as Senior Vice President, Supply Chain of AbitibiBowater. Previously, he was Vice President of Supply Chain Projects and Information Technology at Domtar Inc. He also served as Vice President of U.S. Operations for Domtar Inc. and previously held positions in engineering and mill management with Georgia-Pacific Corporation.
Mr. Thorsteinson served as Senior Vice President, Newsprint of Abitibi from 2006 to October 2007, when he was appointed as Senior Vice President, International Business Division of AbitibiBowater. He was Senior Vice President, North America Newsprint Sales and Operations of Abitibi from 2005 to 2006. Previously, he was Senior Vice President, Newsprint and Operations of Abitibi.
Mr. Vachon served as Senior Vice President, Corporate Affairs and Secretary of Abitibi from 1997 to October 2007, when he was appointed as Senior Vice President, Corporate Affairs and Chief Legal Officer of AbitibiBowater.
Mr. Wright served as Executive Vice President, Human Resources of Bowater from August 2006 to October 2007, when he was appointed as Senior Vice President, Human Resources of AbitibiBowater. He was Senior Vice President, Human Resources of Bowater from 2002 to 2006 and Vice President, Human Resources of Bowater from 1999 to 2002. Previously, he was Vice President of Human Resources for Georgia-Pacific Corporation.
Mr. Johnson served as Vice President and Controller of Bowater from January 2006 to October 2007, when he was appointed as Vice President and Controller of AbitibiBowater. From 2003 to 2006, he was Director of Accounting and Compliance Reporting for Bowater and from 2001 to 2003, served as Director of Financial Reporting for Bowater.
Cautionary Statements Regarding the Use of Third Party Data
Information about industry or general economic conditions contained in this report are derived from third-party sources (e.g. the Pulp and Paper Products Council, RISI, Inc. and trade publications) that AbitibiBowater believes are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or future results. The risks described below are not the only risks we are facing. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or results of operation.
We have substantial indebtedness that could adversely affect our financial health, and our efforts to reduce and restructure this indebtedness may not be successful.
We have a significant amount of indebtedness. As of December 31, 2007, AbitibiBowater had outstanding total debt of approximately $5.6 billion, of which $589 million was secured debt, and shareholders’ equity of $1.9 billion. Each of our Abitibi and Bowater subsidiaries has outstanding long-term notes and also utilizes bank credit facilities for working capital and other operating needs. While Bowater is expected to meet its debt service obligations as they come due, Abitibi is currently experiencing a liquidity shortfall and faces significant near-term liquidity problems, all of which is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Strategy and Outlook.”
Management does not expect the current liquidity constraints and near term debt repayment obligations at Abitibi to affect the financial condition at Bowater or at the holding company level. Nevertheless, our substantial amount of debt could have important negative consequences. For example, it could:
•	limit our ability to obtain additional financing, if needed, or refinancing, when needed, for debt service requirements, working capital, capital expenditures, acquisitions, or other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt;

•	cause us to monetize assets such as timberland or production facilities on terms that may be unfavorable to us;

•	cause us to offer debt or equity securities on terms that may not be favorable to the Company or its shareholders;

•	reduce funds available for operations, future business opportunities or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	increase employee turnover and uncertainty, divert management’s attention from routine business, and hinder our ability to recruit qualified employees; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.
Abitibi has 6.95% Senior Notes, in the principal amount of $196 million, which mature by their terms on April 1, 2008 and 5.25% Senior Notes, in the principal amount of $150 million, which mature by their terms on June 20, 2008. We also have an additional $20 million in indebtedness and the risks attendant thereto that matures by its terms in 2008 and an aggregate of $416 million in notes that mature by their terms in 2009. Our efforts to refinance or restructure this indebtedness are discussed below in the risk factor entitled “Our Abitibi subsidiary has a significant amount of indebtedness that matures in the second quarter of 2008, and significant additional maturities in 2009, that we may be unable to repay, renew or extend.”
Bowater’s Canadian facility is a 364-day facility that is currently scheduled to expire on May 30, 2008. Under the terms of the Bowater Canadian facility, so long as lenders holding a majority of the facility commitments agree to renew their commitments for a period of 364 days, Bowater has the right either to replace any lender who declines to renew its commitment with a substitute lender or to renew the facility with only the commitments of the lenders who have agreed to renew their commitments. In the event that lenders holding a majority of the commitments do not agree to extend, we would be forced to seek a new facility for the Bowater Canada operations. No assurance can be given that we will be able to obtain a new facility should a majority of the lenders decline to renew or that we will be able to replace the lender who has notified us that it will not renew.
We intend to sell approximately $500 million of our assets in order to reduce our indebtedness. On February 10, 2008, we entered into an agreement with Catalyst Paper Corporation pursuant to which we agreed to sell our Snowflake, Arizona mill and related assets for approximately $180 million, including $161 million in cash and approximately $19 million in retained trade receivables. We expect this sale to close in April 2008, once all conditions to close, including a financing condition, which is expected to be satisfied in part by a fully backstopped rights offering, and certain customary closing conditions have been satisfied. This sale is required to comply with the requirements set forth by the U.S. Department of Justice (“DOJ”) in October 2007 for approval of Abitibi’s combination with Bowater. If this sale does not close as expected, the DOJ may ask a court to appoint a trustee, who will be empowered to complete the sale on terms then obtainable by the trustee using its reasonable efforts. We continue to explore opportunities for the sale of other assets such as timberland or production facilities, but can make no assurances that we will be able to complete any such sales or that the terms of any such sales would be favorable to us.
Our bank credit facilities, the indentures governing our various notes, debentures and other debt securities and the terms and conditions of our other indebtedness may permit us or our subsidiaries to incur or guarantee additional indebtedness, including secured indebtedness in some circumstances. To the extent we incur additional indebtedness, some or all of the risks discussed above will increase.
Although management believes that we will be able to comply with the terms of its debt agreements, there can be no assurance that we will not be required to refinance all or a portion of its debt or to obtain additional financing. We may be unable to refinance or obtain additional financing because of our high levels of debt and the debt incurrence restrictions under our debt agreements. We may be forced to default on our debt obligations if cash flow is insufficient and refinancing or additional financing is unavailable. If we default under the terms of some of our indebtedness, the relevant debt holders may accelerate the maturity of its obligations, which could cause cross-defaults or cross-acceleration under our other obligations.
There can be no assurance that we will be able to generate sufficient cash flows to repay our outstanding indebtedness when it matures, in light of (1) the significant decreases in North American demand for newsprint, which is our principal product, (2) the current weakness in the housing and lumber markets, and (3) the strength of other currencies, particularly the Canadian dollar, against the U.S. dollar.

Our Abitibi subsidiary has a significant amount of indebtedness that matures in the second quarter of 2008, and significant additional maturities in 2009, that we may be unable to repay, renew or extend.
Abitibi has an aggregate of $346 million of long-term notes that matures between April and June 2008: $196 million principal amount of 6.95% Senior Notes due April 1, 2008 issued by Abitibi and $150 million principal amount of 5.25% Senior Notes due June 20, 2008 issued by Abitibi-Consolidated Company of Canada, a wholly-owned subsidiary of Abitibi. In addition, another subsidiary of Abitibi has $150 million principal amount of 7.875% Senior Notes that will mature in 2009. None of these debts have been refinanced. We are negotiating with various financing sources and actively exploring various alternatives to secure the necessary funds or to otherwise restructure these loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Strategy and Outlook.” However, there can be no assurance that we will be able to consummate any such financing or restructuring transactions prior to the maturities. The current disrupted state of the credit and capital markets, among other things, is creating a significant impediment to our efforts. In addition, the credit agreement governing Bowater’s bank credit facility substantially restricts the transfer of funds from Bowater to Abitibi. If we are unable to refinance or restructure Abitibi’s 2008 notes on or before their maturities, Abitibi would be in default under the indentures relating to those notes. Such default could trigger defaults under Abitibi’s other indebtedness, which would permit the holders of such indebtedness to accelerate Abitibi’s repayment obligations under them. As a result, if we are unsuccessful in refinancing or restructuring the Abitibi maturities in April or June, Abitibi may be compelled to seek protection under or be forced into a proceeding under Canada’s Companies’ Creditors Arrangement Act, the U.S. Bankruptcy Code, or both.
We need additional funds to mitigate the liquidity shortfall at Abitibi and we may not be able to obtain the needed funds on terms that are favorable to us.
We are currently seeking additional funds, by borrowing more money and by selling equity-linked securities, to repay Abitibi’s indebtedness and fund our operations. Although we currently have availability under certain of our credit facilities, these facilities and our term loans contain a borrowing base provision and financial covenants that limit the amount we can borrow under the facilities or from other sources. Moreover, the indentures for our outstanding notes contain provisions that may restrict the secured debt we may incur in the future. In addition, the agreement governing Bowater’s bank credit facility substantially restricts the transfer of funds from Bowater to Abitibi.
The availability of additional funds, whether from private capital sources (including banks), or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets are disrupted and lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we may not be able to access capital from these sources. We believe the markets for our indebtedness are currently experiencing this type of disruption, making it difficult to secure the financing we need on terms acceptable to us. We also believe that concerns about our liquidity have contributed to recent declines in our stock price, which may result in greater dilution of our stockholders’ equity if we issue equity or equity-linked securities.
In addition, a weakening of our financial condition, including in particular a material increase in our leverage, a decrease in our profitability, or a decrease in our interest coverage ratio or borrowing base, could result in a credit ratings downgrade or change in outlook or otherwise adversely affect our ability to obtain necessary funds. During 2007, Moody’s Investor Service and Fitch Ratings downgraded our corporate and debt ratings and Standard & Poor’s changed its outlook to negative due to, among other things, the projected lower absolute levels of our interest coverage ratio coupled with the general decline in the newsprint market. On February 20, 2008, Fitch Ratings further downgraded our corporate and debt ratings due to, among other things, the declining North American demand for newsprint, the weak U.S. housing and lumber markets, and Fitch’s perception of our ability to refinance our near term indebtedness. On March 10, 2008, Standard & Poor’s Ratings Services downgraded the corporate and debt rating on both Abitibi and Bowater and expressed concern regarding our ability to timely address Abitibi’s near term debt maturities given current credit market conditions.  It is possible that additional downgrades could occur if our interest coverage, leverage levels and/or outlook for our industry deteriorates further.
Even if we are successful in obtaining additional financing, such financing could be costly or have adverse consequences. If additional funds are raised through the issuance of equity or equity-linked securities, dilution to stockholders would result. If additional funds are raised through the incurrence of debt, we would incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital.

We may experience difficulties in integrating the businesses of Abitibi and Bowater and may not realize the anticipated synergies, efficiencies and cost savings from the Combination.
The success of the Combination will depend, in significant part, on our ability to realize the anticipated synergies, efficiencies and cost savings from integrating the businesses of Abitibi and Bowater. Our success in realizing these synergies, efficiencies and cost savings, and the timing of this realization, depend on the successful integration of such businesses and operations. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically disparate organizations and addressing possible differences in corporate and regional cultures and management philosophies may increase the difficulties of integration. The integration of certain operations following the Combination will take time and will require the dedication of significant management resources, which may temporarily divert management’s attention from the routine business of AbitibiBowater. Employee uncertainty and lack of focus during the integration process may also disrupt the business of AbitibiBowater.
Even if we are able to integrate such businesses and operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, efficiencies and cost savings that we currently expect from this integration or that these benefits will be achieved within the time frame or in the manner anticipated. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Combination may be offset by the costs incurred in integrating the businesses and operations or adverse conditions imposed by regulatory authorities on the combined business in connection with granting approval for the Combination. If we do not realize our anticipated synergies and efficiencies, in the amounts or in the time frame expected, or if our management cannot integrate successfully the operations of the two companies, our business and results of operations may be adversely affected.
Developments in alternative media could continue to adversely affect the demand for our products, especially in North America, and our responses to these developments may not be successful.
Trends in advertising, electronic data transmission and storage and the Internet could have further adverse effects on traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television and the Internet, instead of newsprint, coated paper, uncoated specialty papers or other products made by us. The demand for certain of our products weakened significantly over the last several years. For example, industry statistics indicate that North American newsprint consumption has been in decline since 1999 and has experienced annual declines of 5.1% in 2005, 6% in 2006 and 9.8% in 2007. We believe, and certain third party forecasters indicate, that these declines in newsprint demand could continue in 2008 and beyond due to conservation measures taken by publishers, reduced North American newspaper circulation, less space devoted to advertising and substitution to other uncoated mechanical grades.
In response to the decline in North American demand for our newsprint product, we have reduced our paper production capacity. Between November 29, 2007 and February 29, 2008, we reduced our newsprint and specialty papers production capacity by almost 1 million metric tons per year. As a result of our continuing review of our business to reduce cost, improve our manufacturing platform, and better position ourselves in the global marketplace, it may be necessary to curtail even more production or permanently shut down even more machines or facilities. We expect to announce the results and detailed action steps from this review during the second quarter of 2008 and additional curtailments or closures could take place by mid-2008. Such curtailments and shut downs would become increasingly likely as North American newsprint demand continues to decline or if market conditions otherwise worsen. Curtailments or shutdowns could result in goodwill or asset write-downs at the affected facilities and could negatively impact our cash flows and materially affect our results of operations and financial condition.
Currency fluctuations may adversely affect our results of operations and financial condition, and changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs.
We compete with North American, European and Asian producers in most of our product lines. Our products are sold and denominated in U.S. dollars, Canadian dollars and selected foreign currencies. A substantial portion of our manufacturing costs are denominated in Canadian dollars. In addition to the impact of product supply and demand, changes in the relative strength or weakness of the U.S. dollar may also affect international trade flows of these products. A stronger U.S. dollar may attract imports into North America from foreign producers, increase supply and have a downward effect on prices, while a weaker U.S. dollar may encourage U.S. exports and increase manufacturing costs that are in Canadian dollars or other foreign currencies. Variations in the exchange rates between the U.S. dollar and other currencies, particularly the Euro and the currencies of Canada, United Kingdom, Sweden and certain Asian countries, will significantly affect our competitive position compared to many of our competitors.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes depends primarily on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels and the magnitude, and direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects. During 2007, the relative value of the Canadian dollar ranged from a low of US$0.85 in January 2007 to a high of US$1.03 in November 2007.
Under the exchange rates, hedging levels and operating conditions that existed during 2007, for every one cent increase in the Canadian-U.S. dollar exchange rate, our operating income, before currency hedging, for 2007 would have been reduced by approximately $14 million.
Based on exchange rates, hedging levels and operating conditions projected for the first quarter of 2008, we project that a one-cent increase in the Canadian dollar exchange rate would reduce our operating income for the first quarter by approximately $7 million.
If the Canadian dollar remains strong for an extended period of time, it could influence the foreign exchange rate assumptions that are used in our evaluation of goodwill and long-lived assets for impairment and, consequently, result in additional goodwill or asset impairment charges. See the discussion under “Critical Accounting Estimates – Goodwill” and “Critical Accounting Estimates – Long-lived Assets” in Item 7 of this 10-K.
We may not be successful in our strategy of increasing our share of coated and specialty papers and competing in growth markets with higher returns.
One of the components of our long-term strategy is to improve our portfolio of businesses by focusing on coated and specialty papers and competing more aggressively in growth markets with higher returns. There are risks associated with the implementation of this strategy, which is complicated and which involves a substantial number of mills, machines and personnel. Full implementation of this strategy may also require significant capital investment. To the extent we are unsuccessful in achieving this strategy, our results of operations may be adversely affected.
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

The forest products industry is highly cyclical. Fluctuations in the prices of, and the demand for, our products could result in smaller or negative profit margins, lower sales volumes, and curtailment or closure of operations.
The forest products industry is highly cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. Most of our paper and wood products are commodities that are widely available from other producers and even our coated and specialty paper is susceptible to these fluctuations. Because our commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture and distribute and, consequently, our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general economic conditions in North America and worldwide. In 2007, we experienced lower demand and decreased pricing for our wood products due to a weaker U.S. housing market. We are not expecting any significant improvements in the wood products market before 2009. As such, we have recently announced the curtailment of annualized capacity of approximately 1.3 billion board feet of lumber in the provinces of Quebec and British Columbia. We are also conducting an in-depth review of our wood products business with the objective of selling non-core assets, consolidating facilities, and curtailing or closing non-contributing operations. Curtailments or shutdowns could result in goodwill or asset write-downs at the affected facilities and could negatively impact our cash flows and materially affect our results of operations and financial condition. See also “Developments in alternative media could continue to adversely affect the demand for our products, especially in North America and our responses to these developments may not be successful.”
Our manufacturing businesses may have difficulty obtaining fiber at favorable prices, or at all.
Fiber is the principal raw material we use in our business. We use both virgin fiber (wood chips and logs) and recycled fiber (old newspapers and magazines) as fiber sources for our paper mills. Wood fiber is a commodity and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada and the United States. In addition, future domestic or foreign legislation, litigation advanced by aboriginal groups and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest biodiversity and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding and other natural and man-made causes, thereby reducing supply and increasing prices.
Wood fiber pricing is subject to market influences and our cost of wood fiber may increase in particular regions due to market shifts. In 2007, we experienced lower demand and decreased pricing for our wood products due to a weaker U.S. housing market. We are not expecting any significant improvements in the wood products market before 2009. As such, we have recently announced the curtailment of annualized capacity of approximately 1.3 billion board feet of lumber in the provinces of Quebec and British Columbia. We are also conducting an in-depth review of our wood products business with the objective of selling non-core assets, consolidating facilities, and curtailing or closing non-contributing operations. Other wood products producers have also announced closures or curtailments of sawmills. Continued closures and curtailments are likely to reduce the supply and increase the price of wood fiber.
Pricing of recycled fiber has recently been increasing. For example, prices of old newspapers have increased from an average of $88 per ton in December 2006 to $118 per ton in December 2007, reaching a high of $132 per ton in March 2007. We believe that these price increases are related to expanding paper and packaging capacity in Asia, as well as strong North American demand, and that prices may remain at elevated levels. Any sustained increase in fiber prices would increase our operating costs and we may be unable to increase prices for our products in response.
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

The prices for raw materials and energy are volatile and may change rapidly, directly affecting our results of operations. The availability of raw materials and energy may also be disrupted by many factors outside our control, adversely affecting our operations. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years and prices for 2005, 2006 and 2007 exceeded historical averages. As a result, fluctuations in energy prices will impact our manufacturing costs and contribute to earnings volatility.
We are a major user of renewable natural resources such as water and wood. Accordingly, significant changes in climate and agricultural diseases or infestation could affect our financial condition and results of operations. The volume and value of timber that we can harvest or purchase may be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, flooding, other weather conditions and other causes. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes. Also, we can provide no assurance that we will be able to maintain our rights to utilize water or to renew them at conditions comparable to those currently in effect.
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
We believe we are the largest employer in the Canadian pulp and paper sector and have the sector’s largest representation by unions. A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada will expire on the same date in 2009. In early 2008, we initiated negotiations with the union representing the majority of our Eastern Canadian employees on the 2009 agreements. Those negotiations occurred in March 2008 and were not successful in reaching an early agreement. The employees at the facility in Mokpo, South Korea have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear. Furthermore, our collective agreements for our employees at our facilities in Coosa Pines and Calhoun, located in Southeast U.S., and Bridgewater, U.K. will be renewed in 2008. While negotiations with the unions in the past have resulted in collective agreements being signed, as is the case with any negotiation, we may not be able to negotiate acceptable new agreements, which could result in strikes or work stoppages by affected employees. Renewal of collective bargaining agreements could also result in higher wage or benefit costs. Therefore, we could experience a disruption of our operations or higher ongoing labor costs which could have a material adverse effect on our business, financial condition or results of operations.
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
We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing air emissions, wastewater discharges, timber harvesting, the storage, management and disposal of hazardous substances and waste, the clean-up of contaminated sites, landfill operation and closure, forestry operations, endangered species habitat, and health and safety. As an owner and operator of real estate and manufacturing and processing facilities, we may be liable under environmental laws for cleanup and other costs and damages, including tort liability and damages to natural resources, resulting from past or present spills or releases of hazardous or toxic substances on or from our current or former properties. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of, any spill or release of hazardous or toxic substances on or from our property, or at properties where we arranged for the disposal of regulated materials. Claims may arise out of currently unknown environmental conditions or aggressive enforcement efforts by governmental or private parties.
We have net liabilities with respect to our pension plans and the actual cost of our pension plan obligations could exceed current provisions.
As of December 31, 2007, our defined benefit pension plans were under-funded by an aggregate of approximately $496 million on a financial accounting basis. Abitibi and Bowater used different measurement dates and assumptions in determining their combined pension plan obligations. Our future funding obligations for the defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience and any changes in government laws and regulations. Any adverse change to any of these factors may require us to increase our cash contributions to our pension plans and those additional contributions could have a material adverse effect on our cash flows and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information regarding our owned properties is included in Item 1 of this Form 10-K.
In addition to the properties that we own, we also lease under long-term leases certain timberlands, office premises and office and transportation equipment and have cutting rights with respect to certain timberlands. Information regarding timberland leases, operating leases and cutting rights is included in Note 25 to our Consolidated Financial Statements.
Item 3. Legal Proceedings
We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Although the final outcome of any of these matters is subject to many variables and cannot be predicted with any degree of certainty, we establish reserves for a matter when we believe an adverse outcome is probable and the amount can be reasonably estimated. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in any given quarter or year.
On September 7, 2007, Bowater Canadian Forest Products Inc. (“BCFPI”) received a decision in an arbitration related to the sale to Weyerhaeuser Company Limited and Weyerhaeuser Company (collectively, “Weyerhaeuser”) of Bowater’s former pulp and paper facility in Dryden, Ontario. BCFPI and Weyerhaeuser had been arbitrating a claim regarding the cost of certain environmental matters related to the mill. The arbitrators awarded Weyerhaeuser approximately $43 million (CDN $44 million), including interest. As a result of the arbitrator’s decision, which is binding upon Bowater and not subject to appeal, we recorded a pre-tax charge of $28 million (CDN $29 million) during the three and nine months ended September 30, 2007. We had previously established a reserve of approximately $15 million (CDN $15 million) in connection with these environmental matters at the time of the sale.
On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the Combination. The complaint seeks damages of no less than $70 million, related costs and such other relief as the court deems just and proper. We believe this claim is entirely without merit and intend to contest this matter vigorously.
On April 26, 2006, we received a notice of violation from the U.S. Environmental Protection Agency (“EPA”) alleging four violations of the Clean Air Act (“CAA”) at our Calhoun mill for which penalties in excess of $100,000 could be imposed. We have strong arguments that the Calhoun mill did not violate the CAA and continue to discuss these issues with the EPA.
Since late 2001, Bowater, several other paper companies, and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury. These suits have been filed by approximately 1,800 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York, Tennessee, and Texas. Approximately 1,000 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 770 claims remain. Insurers are defending these claims, and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, we do not expect these claims to have a material adverse impact on our business, financial position or results of operations.
We may be a “potentially responsible party” with respect to three hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was already contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. We believe we will not be liable for any significant amounts at any of these sites.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases
Our common stock began trading under the symbol “ABH” on both the New York Stock Exchange and the Toronto Stock Exchange on October 29, 2007, following the consummation of the Combination. Prior to the Combination, Abitibi common shares traded on the New York Stock Exchange under the symbol “ABY” and on the Toronto Stock Exchange under the symbol “A,” and Bowater common stock traded on the New York Stock Exchange under the symbol “BOW.” Shares of Abitibi and Bowater common stock ceased separate trading on October 29, 2007.
In the Combination, shareholders of Abitibi generally received 0.06261 shares of AbitibiBowater common stock for each common share of Abitibi they owned and shareholders of Bowater received 0.52 shares of common stock of AbitibiBowater for each share of Bowater common stock they owned.
Since Bowater was the deemed “acquirer” of Abitibi in the Combination, the following table sets forth the high and low sales prices per share and cash dividends paid on the common stock of Bowater prior to the Combination (adjusted for the 0.52 exchange ratio), and AbitibiBowater subsequent to the Combination, for each fiscal quarter of 2007 and 2006, as applicable.

	Bowater		AbitibiBowater		Dividends
	High	Low	High	Low	Per share

2006
First quarter	$61.52	$48.42	-	-	$0.38
Second quarter	$58.02	$41.23	-	-	$0.38
Third quarter	$45.33	$37.71	-	-	$0.38
Fourth quarter	$45.00	$37.90	-	-	$0.38
2007
First quarter	$57.62	$41.29	-	-	$0.38
Second quarter	$51.52	$39.10	-	-	$0.38
Third quarter	$50.23	$26.87	-	-	$0.38
Fourth quarter	$37.60	$28.58	$37.45	$14.13	-
As of February 29, 2008, there were 2,206 holders of record of AbitibiBowater common stock.
During the fourth quarter of 2007, the payment of a quarterly dividend to shareholders was suspended indefinitely. AbitibiBowater’s ability to pay dividends to shareholders in the future is dependent upon the distribution of dividends to AbitibiBowater from its two operating subsidiaries, Abitibi and Bowater. The credit facilities of each subsidiary restricts the subsidiary’s ability to make distributions to AbitibiBowater, which may materially limit AbitibiBowater’s ability to pay future dividends to shareholders. See “Short-Term Financing – Abitibi’s Bank Credit Facilities” and “Short-Term Financing – Bowater’s Bank Credit Facilities” in Item 7 and Note 17 to our Consolidated Financial Statements in Item 8 of this Form 10-K.

The following graph compares the cumulative 5-year total return attained by shareholders on our common stock versus the cumulative total returns of the S&P 500 index and a peer group of fifteen companies. The individual companies comprising the peer group are: Bemis Company Inc, Caraustar Industries, Domtar Corp., Graphic Packaging Corp., International Paper Company, Louisiana Pacific Corp., Meadwestvaco Corp., Packaging Corp. Of America, Potlatch Corp., Rock Tenn, Sealed Air Corp., Smurfit-Stone Container Corp., Sonoco Products Company, Temple Inland Inc and Wausau Paper Corp. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and in the index (with the reinvestment of all dividends) from December 31, 2002 to December 31, 2007. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

	12-02	12-03	12-04	12-05	12-06	12-07

AbitibiBowater Inc.	100.00	112.57	108.98	78.00	59.13	55.75

S & P 500	100.00	128.68	142.69	149.70	173.34	182.87

Peer Group	100.00	127.92	139.99	123.75	135.09	120.03

Item 6. Selected Financial Data
The following table presents summary historical consolidated financial information for each of the last five years. The selected financial information for 2007, 2006 and 2005 under the captions “Income Statement Data,” “Segment Sales Information” and “Financial Position” shown below has been derived from our audited Consolidated Financial Statements included in Item 8 of this Form 10-K. This table should be read in conjunction with Items 7 and 8 of this Form 10-K. On October 29, 2007, Abitibi and Bowater became wholly-owned subsidiaries of AbitibiBowater. See information regarding the Combination in Notes 1 and 3 to our Consolidated Financial Statements. The data set forth below reflects the results of operations and financial position of Bowater for the periods before October 29, 2007 and those of both Abitibi and Bowater for periods beginning on or after October 29, 2007, and may not be indicative of our future financial condition or results of operations (see “Risk Factors” in Item 1A).

(In millions, except per-share amounts or otherwise indicated)	2007	2006	2005	2004	2003

Income Statement Data
Sales	$3,876	$3,530	$3,484	$3,190	$2,721
Operating income (loss)(1)	(400)	41	99	30	(101)
Net loss	(490)	(138)	(121)	(87)	(205)
Basic and Diluted loss per common share(2)	(14.11)	(4.64)	(4.05)	(2.93)	(6.92)
Dividends declared per common share(2)(3)	1.15	1.54	1.54	1.54	1.54

Segment Sales Information
Newsprint	$1,574	$1,438	$1,429	$1,341	$1,236
Coated papers	570	612	625	495	384
Specialty papers	800	570	477	409	342
Market pulp	600	559	534	543	490
Wood products	318	332	385	370	237
Other	14	19	34	32	32

	$3,876	$3,530	$3,484	$3,190	$2,721

Financial Position
Timber and timberlands(4)	$58	$61	$85	$186	$184
Fixed assets, net	$5,707	$2,878	$3,049	$3,301	$3,557
Total assets	$10,319	$4,646	$5,152	$5,450	$5,616
Long-term debt, including current
installments (5)	$5,059	$2,267	$2,422	$2,442	$2,306
Total debt (5)	$5,648	$2,267	$2,477	$2,515	$2,506

Additional Information
Return on average common equity (%)	(35.8)%	(13.5)%	(8.9)%	(5.6)%	(12.2)%
Cash flow from operations	$(247)	$182	$169	$123	$20
Cash invested in fixed assets, timber and timberlands	$128	$199	$168	$84	$216
Book value per common share(2)	$33.04	$27.89	$40.75	$50.63	$54.41
Employees (number)	18,000	7,400	8,000	8,100	8,200

(1)	Operating income (loss) includes a net gain on disposition of assets of $145 million, $186 million, $66 million, $7 million and $124 million for the years 2007, 2006, 2005, 2004 and 2003, respectively. Operating income (loss) for 2007, 2006, and 2005 includes closure costs, impairment and other related charges of $123 million, $253 million and $83 million, respectively. Operating income includes a lumber duties refund of $92 million in 2006.

(2)	For all periods before the Combination, the basic and diluted loss per common share, dividends declared per common share and book value per common share have been retroactively restated to reflect the Bowater exchange ratio of 0.52. See Note 1 to our Consolidated Financial Statements.

(3)	Dividends were declared quarterly. During the fourth quarter of 2007, the payment of a quarterly dividend to shareholders was suspended indefinitely.

(4)	We sold approximately 133,600 acres, 535,200 acres, 29,900 acres, 3,200 acres and 90,500 acres of timberlands in 2007, 2006, 2005, 2004 and 2003, respectively, the proceeds from which was used primarily to pay down our debt.

(5)	Our total liquidity is currently comprised of liquidity at our Abitibi and Bowater subsidiaries. Our Bowater subsidiary is expected to meet its obligations as they become due. Our Abitibi subsidiary is currently experiencing a liquidity shortfall and faces significant near-term liquidity challenges. See Note 4 to our Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition for the three years ended December 31, 2007. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing in Item 8 of this Form 10-K. As discussed in more detail in Item 1 of this report, on October 29, 2007, Bowater and Abitibi combined in a merger of equals under a newly formed holding company, AbitibiBowater. Bowater is deemed to be the “acquirer” of Abitibi for accounting purposes; therefore, the financial information and discussion below reflect the results of operations and financial position of Bowater for the periods before the closing of the Combination and those of both Abitibi and Bowater for periods beginning on or after the closing of the Combination. This means that our consolidated results of operations for 2007 include Abitibi’s results of operations for only the 63 days following the Combination. Our year-end results of operations for 2006 include only Bowater results of operations. All share and share-related information has been restated for all periods presented prior to the Combination to reflect the Bowater exchange ratio of 0.52 per share.
Business Fundamentals
Through our subsidiaries, we manufacture newsprint, coated and specialty papers, market pulp and wood products, operating pulp and paper facilities and wood products facilities in Canada, the United States, the United Kingdom and South Korea. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products.
We manufacture approximately 8 million metric tons annually of a broad range of mechanical-based printing papers — newsprint, coated mechanical and mechanical specialty papers. These products are sold to leading publishers, commercial printers and advertisers. We also sell pulp that is not used in the production of our newsprint, coated and specialty printing papers to paper, tissue and toweling manufacturers who do not have a sufficient supply of pulp for their own needs. We are involved in the recovery of old paper, which fulfills part of our recycled fiber needs. We operate sawmills that produce close to 3 billion board feet of lumber annually and provide a source of residual wood chips that we use to manufacture pulp and paper. We also operate remanufacturing and engineered wood facilities. Our wood products are sold to a diversified group of customers, including large retailers, buying groups, distributors, wholesalers and industrial accounts.
To produce our pulp and paper products, we currently own or operate 28 pulp and paper mills, 23 of which are located in eastern North America. One of our facilities in eastern North America converts a base sheet to coated paper. Mills outside of eastern North America include a newsprint mill in the state of Washington for which we are the managing partner, a newsprint mill in the province of British Columbia in Canada, a newsprint mill in the United Kingdom that provides access to the European markets, a newsprint mill in South Korea that provides access to the growing Asian markets and a newsprint mill in Snowflake, Arizona that we will be selling to comply with requirements set forth by the DOJ in connection with their review and approval of the Combination.
Our North American manufacturing facilities are located near key domestic markets and many have access to export markets. They are supported by approximately 53 million acres of timberland - about 3 million acres are owned or leased and the balance of 50 million acres is under long-term cutting rights on Crown-owned land in Canada.
Our products are, in large part, commodities sold in global markets. Our business is influenced by general economic conditions that impact our customers as well as changes within our industry that affect demand, supply, pricing, shipments or the cost of production. North American demand for newsprint continued to decline in 2007, and there is no indication as to whether or when the demand will stabilize.
The manufacturing facilities we operate are capital-intensive and require significant amounts of cash to maintain. Our ability to generate positive cash flow is dependent on achieving revenues that exceed manufacturing and interest costs and on the amount of cash that must be reinvested in the business.
A significant portion of our manufacturing facilities are located outside the U.S.; however, the majority of our sales are denominated in U.S. dollars. Therefore, fluctuations in currency rates can have a significant impact on our costs, relative cost competitiveness and cash flows. In particular, our results can be materially influenced by the movement of the Canadian dollar. A stronger Canadian dollar, such as existed throughout 2007, will typically weaken our results, whereas a weaker Canadian dollar will tend to strengthen our earnings. We can also be subject to government imposed trade restrictions that can limit shipments or increase costs.

Significant cost components of manufacturing our products can be highly volatile, particularly the cost of wood, recycled fiber (old newspapers and magazines), energy, and commodity and specialty chemicals.
The strength of the general economy influences the level and extent of publishing and advertising, which in turn affects the demand for our pulp and paper products. The strength of the construction and real estate markets influences the level of building and remodeling, which impacts the demand for our wood products. An unanticipated decline in demand for our products also could have a negative effect on prices. Changes in the level of supply caused by capacity additions or contractions could also influence the supply and demand balance for our products and have a direct impact on shipment levels and pricing.
Overview of Financial Performance
Our net loss for 2007 was $490 million, or $14.11 per diluted share, as compared to a net loss of $138 million, or $4.64 per diluted share, for 2006.
Our sales in 2007 were $3.9 billion, an increase of $346 million from 2006, primarily due to the inclusion of Abitibi’s operating results beginning on October 29, 2007, the date of the Combination. Excluding sales of $665 million attributable to Abitibi, sales for 2007 amounted to $3.2 billion, a decrease of $319 million, or 9.0%, from 2006. In 2007, average transaction prices, excluding the sales attributable to Abitibi, decreased for all of our major products except for market pulp, and shipments decreased for all of our major products except for specialty papers. Including the Abitibi sales for the two months following the Combination, the average transaction prices year over year were lower except for specialty papers, which was flat year over year, and market pulp which increased.
The discussion of comparative historical financial information that follows in this “Overview of Financial Performance” section includes the operating results of Abitibi for the two months following the Combination, which closed on October 29, 2007, unless otherwise stated.
In our Newsprint segment, North American newsprint consumption continued to decline, but we are taking advantage of the stronger global markets by exporting more newsprint from North America into areas where market conditions are stronger. The supply-demand balance for coated mechanical papers improved in the second half of 2007, despite the negative impact on demand of the May 2007 postal increase, primarily due to capacity closures by some of our North American competitors and reduced offshore imports. In specialty papers, excluding the impact of Abitibi’s operating results following the Combination, we realized a 3.3% increase in shipments in 2007 as we continue to shift machine capacity from newsprint to specialty papers. The increase in global demand for market pulp in 2007 was from both North America and offshore markets, particularly China. The market pulp market was also impacted by supply constraints in some markets and a weak U.S. dollar. Higher transaction prices for market pulp helped drive a 5% increase in pulp sales in 2007, despite an 8.5% decrease in shipments (excluding the impact of Abitibi’s operating results following the Combination) as a result of a capital outage at our Coosa Pines mill and the shut of a kraft pulp mill in May 2006 at our Thunder Bay facility. Our Wood Products segment continues to be negatively impacted by a weaker U.S. housing market, lower demand and the restrictions imposed by quotas under the Softwood Lumber Agreement.
Our operating loss in 2007 was $400 million, a decrease of $441 million from an operating income of $41 million in 2006. Abitibi was included in the operating results beginning October 29, 2007 and contributed an operating loss of $98 million to our consolidated results. Other factors that lowered our operating results include asset impairment and other related charges associated with the initial phase of our comprehensive strategic review, merger related expenses incurred in connection with the Combination, an arbitration award related to a 1998 asset sale, the strengthening of the Canadian dollar against the U.S. dollar, reduced benefits from our Canadian dollar hedging program, higher wood costs (particularly recycled fiber), and closure costs. These factors were only partially offset by lower costs associated with lower volumes, as well as lower labor, energy, maintenance and chemical costs.
During 2007, immediately upon the Combination, we began a comprehensive strategic review of our operations to reduce costs and improve our profitability. On November 29, 2007, we announced the results of the initial phase of our comprehensive review, which included a decision to reduce our newsprint and commercial papers production capacity by approximately one million metric tons per year during the first quarter of 2008. The reductions include the permanent closure of Bowater’s Dalhousie, New Brunswick facility, as well as the indefinite idling of Bowater’s Donnacona, Quebec facility. Additionally, we decided to permanently close paper machine no. 3 at Bowater’s Gatineau, Quebec facility. Long-lived asset impairment charges of $100 million and severance and termination costs of $23 million were recorded as a reduction of our 2007 operating results. A number of our Abitibi facilities were also permanently closed as a result of the initial phase of our comprehensive review, including our Belgo, Quebec facility; Fort William, Ontario facility; and Lufkin, Texas facility, and we indefinitely idled Abitibi’s Mackenzie, British Columbia facility, which includes the paper mill and two sawmills directly supporting the paper mill operations. The associated costs of Abitibi’s closures were included in liabilities assumed in the Combination and therefore did not impact our results of operations in 2007. We are also continuing with the second phase of our comprehensive strategic review which is intended to result in an action plan to further reduce costs, improve our manufacturing platform, and better position the Company in a global marketplace. We plan to announce the results of the second phase of our comprehensive strategic review in the second quarter of 2008.
On September 7, 2007, BCFPI received a decision from an arbitration related to the 1998 sale to Weyerhaeuser of our former pulp and paper facility in Dryden, Ontario. Bowater and Weyerhaeuser had been arbitrating a claim regarding the cost of certain environmental matters related to the mill. The arbitrators in the matter awarded Weyerhaeuser a judgment of approximately $43 million, including interest, which was paid in 2007 and resulted in a pre-tax charge of $28 million. We had previously established a provision of approximately $15 million in connection with these environmental matters at the time of the sale.
Total assets grew to $10.3 billion as at December 31, 2007, an increase of $5.7 billion compared to December 31, 2006. The increase relates primarily to total assets of $6.4 billion acquired in the Combination. Total debt (short-term and long-term) was $5.6 billion at December 31, 2007, an increase of $3.4 billion when compared to December 31, 2006, almost all of which relates to Abitibi’s debt acquired in the Combination. Cash and cash equivalents increased by $96 million to $195 million at December 31, 2007, also primarily reflecting the $116 million of cash acquired in the Combination, as cash generated from investing and financing activities was used to fund the cash shortfall for operating activities. Our current liquidity assessment and outlook, including the significant near-term liquidity challenges at our Abitibi subsidiary, is discussed further in the “Business Strategy and Outlook” section below and the “Liquidity and Capital Resources” section of this MD&A.
Business Strategy and Outlook
On October 29, 2007, we completed the combination of Abitibi and Bowater. The Combination will have a material impact on our results of operations, financial condition and liquidity going forward. Through the Combination, we have become a global leader in newsprint manufacturing, one that we believe to be well positioned to compete more effectively in an increasingly global market. In addition, through the Combination, we are creating a stronger and a more efficient manufacturing platform that we believe will be better enabled to address the challenges of continuing newsprint demand declines in North America and the near-historic strength of the Canadian dollar. Our goal is to create a low-cost, financially disciplined organization with a stronger financial profile and increased focus on value-added products and growth markets. Our business strategy is to successfully execute on this goal, the result of which we believe will be a more dynamic and competitive organization better able to meet the needs of our customers and deliver significant value to our shareholders.
We intend to maintain our core focus on the largest component of our combined business, newsprint and coated and specialty papers. We believe that the Combination will allow us to reduce excess capacity at our higher cost facilities and bring our capacity more in line with customer demand. Additionally, we continue to focus on the faster growing export market by exporting more newsprint from North America into Asia, South America and certain European countries, where market conditions are stronger.
We expect to generate annualized synergies as a result of the Combination of approximately $250 million by the first quarter of 2009, and anticipate that these will increase to $375 million by the end of 2009. We will seek to implement additional measures as we enhance our operating efficiency and productivity through continual systems analyses and operational improvements. We believe that the synergies resulting from the Combination and these additional measures will enhance our ability to further decrease production costs per ton and to increase operating cash flow and margins. We expect these synergies to be achieved from improved efficiencies in such areas as production, selling, general and administrative (“SG&A”) costs, procurement and logistics costs, as described below:
•	Approximately $205 million from lower manufacturing costs. Since the Combination, we have focused on reallocating production of newsprint and paper grades across our combined machine base, improving asset performance by operating machines in narrower ranges around their peak production and sharing best practices among mills to enhance production efficiency and lower cost.

•	Approximately $90 million from reducing SG&A costs. Through the elimination of duplicative sales, marketing and customer service personnel and centralization of corporate administration, management, finance and human resource functions, we intend to lower fixed overhead costs and achieve headcount reductions.

•	Approximately $50 million from reducing procurement costs. We are seeking to lower prices of key raw materials through negotiation of volume discounts, consolidation of raw materials collection and improvement in inventory management.

•	Approximately $30 million from improved logistics. We also intend to realize cost reductions from improved logistics through an optimization of freight rates as well as an enhancement of distribution facilities and timberland-mill and mill-customer pairings.
For a description of certain risks relating to the achievement of the synergies described above, see “Risk Factors — We may experience difficulties in integrating the businesses of Abitibi and Bowater and may not realize the anticipated synergies, efficiencies and cost savings from the Combination” in Item 1A of this Form 10-K.
We continue to seek opportunities to increase sales of higher-margin grades of coated and value added uncoated papers, such as higher-end grades of coated papers, ultra lightweight coated groundwood papers and ultra hi-brite offset alternatives through grade improvements and optimizing grade shifts to mills. We intend to continue to do so through increased sales to our existing customers as well as to new customers, in particular, publishers and paper merchants. We also seek to increase our margins by focusing on more profitable customer categories, such as corporate end users, and expanding our relationships with these customers.
Immediately upon the Combination, we began a company-wide strategic review of our business. The first phase of this review was concluded on November 29, 2007, when our Board of Directors approved an action plan to reduce our newsprint and specialty papers production capacity by almost 1 million metric tons per year by the end of the first quarter of 2008. The reductions included the permanent closure of the Belgo (Shawinigan, Quebec) and Dalhousie (New Brunswick) mills, as well as the indefinite idling of the Donnacona (Quebec) and Mackenzie (British Columbia) mills. We also indefinitely idled two sawmills that directly support the Mackenzie paper operation. These facilities in the aggregate represent capacity of approximately 600,000 metric tons of newsprint, 400,000 metric tons of specialty papers, and 500 million board feet of lumber, and were all cash flow negative. Additionally, we permanently closed previously idled paper mills at Fort William (Thunder Bay, Ontario) and Lufkin (Texas), as well as the No. 3 paper machine at the Gatineau (Quebec) facility. The previously idled operations had a total capacity of approximately 650,000 metric tons. These actions were completed by February 18, 2008. These actions were taken in order to assist us in supplying our customers’ demand efficiently by manufacturing products on machines best positioned to produce the products and by taking specific actions designed to ensure that our production is focused on our more profitable product lines from lower cost sites.
During the implementation of the action plan generated during the first phase of our strategic review, we have simultaneously been working on phase two, which is a comprehensive review of all aspects of our business in an effort to further reduce costs, improve our manufacturing platform and better position the Company in the global marketplace. We expect to announce the results and detailed action steps from this second phase during the second quarter of 2008. We are also conducting an in-depth review of our wood products business with the objective of selling non-core assets, consolidating facilities, and curtailing or closing non-contributing operations.
From a financial perspective, achieving stable liquidity and reducing out debt are the top priorities going forward. Our total liquidity is currently comprised of liquidity at our Abitibi and Bowater subsidiaries. See the “Liquidity and Capital Resources” section for discussion of our Bowater and Abitibi bank credit facilities and liquidity. Our Bowater subsidiary is expected to meet its debt obligations as they become due. Our Abitibi subsidiary, however, is currently experiencing a liquidity shortfall and faces significant near-term liquidity challenges. Abitibi has a total of $346 million of long-term debt that matures in 2008: $196 million principal amount of its 6.95% Senior Notes due April 1, 2008 and $150 million principal amount of its 5.25% Senior Notes due June 20, 2008. Abitibi also has revolving bank credit facilities with commitments totaling $711 million maturing in the fourth quarter of 2008. None of these debts has been refinanced. As of February 29, 2008, we had cash of approximately $190 million (approximately $94 million at Abitibi and approximately $96 million at Bowater), and undrawn amounts under our bank credit facilities of approximately $280 million, (approximately $62 million at Abitibi and approximately $218 million at Bowater). We are prohibited by the terms of Bowater’s bank credit facility from transferring Bowater funding to Abitibi. If Abitibi is unable to secure adequate new financing, it will be unable to make the near term mandatory repayments when due.
Abitibi is currently in compliance with financial covenants under its bank credit facilities; however, there can be no assurance that Abitibi will remain in compliance in the near term in light of the factors discussed above and its forecast of continued operating losses. Based on current forecasts for Abitibi, we expect it to be in default with its net funded debt to total capitalization covenant as measured at the end of the first quarter of 2008. However, we have developed a refinancing plan (discussed below) to address the upcoming debt maturities and replace Abitibi’s bank credit facilities. Failure to comply with the financial or other covenants of our

Abitibi credit facilities could result in the outstanding borrowings under these facilities becoming immediately due and payable (unless the lenders waive any resulting event of default).
If Abitibi defaults under the terms of any of its indebtedness, the relevant debt holders may accelerate the maturity of their obligations, which could cause cross-defaults or cross-acceleration under its other obligations. In the event of any combination of an inability to repay or refinance Abitibi’s 2008 debt maturities or acceleration of indebtedness under its bank credit facilities, our Abitibi subsidiary may be compelled to seek protection or be forced into a proceeding under Canada’s Companies’ Creditors Arrangement Act, the U.S. Bankruptcy Code, or both. These circumstances lend substantial doubt as to the ability of Abitibi to meet its obligations as they come due and our continued ability to exercise control over Abitibi and, accordingly, the appropriateness of Abitibi’s use of accounting principles applicable to a going concern. Furthermore, these circumstances lend substantial doubt regarding our continued ability to exercise control over Abitibi and accordingly our application of consolidation accounting for Abitibi. Our financial statements do not reflect the adjustment to the carrying values of assets and liabilities and the reported expenses and balance sheet classification that would be necessary if the going concern assumption or the consolidation basis for Abitibi were no longer appropriate, which adjustments could be material. At December 31, 2007, Abitibi represented approximately 71% of consolidated net assets and, on an annualized basis, approximately 55% of sales.
To address these near-term liquidity challenges, we have developed a refinancing plan to address upcoming debt maturities and general liquidity needs designed to enable Abitibi to repay the $346 million due in April and June 2008 and to repay all its maturities due in 2009, while continuing to fund its operations, debt service and capital expenditures. We expect these initiatives for our Abitibi subsidiary to consist of $200-300 million of a new senior unsecured exchange notes due 2010; up to $450 million of a new 364-day senior secured term loan secured by substantially all of Abitibi’s assets other than fixed assets; approximately $400 million of new senior secured notes or a term loan due 2011 secured by fixed assets; and $200-300 million of new convertible notes of AbitibiBowater. The current state of the credit markets is a significant impediment to securing the necessary financing for Abitibi. There is no assurance that these financing alternatives will ultimately be consummated on terms acceptable to us or at all.
Management does not expect that the liquidity constraints at Abitibi will affect the financial condition of Bowater or the holding company, AbitibiBowater, since there are no cross-defaults or cross-acceleration provisions under Bowater’s obligations as it relates to Abitibi.
As part of our efforts to provide funding to Abitibi, AbitibiBowater will be seeking an amendment to the existing revolving bank credit facilities of our Bowater subsidiary to allow for, among other things, the potential issuance of new equity-linked securities of AbitibiBowater. Bowater had already amended its bank credit facilities to permit an intercompany restructuring of the ownership of our Catawba, South Carolina coated paper facility in order to permit additional debt financing by Bowater, AbitibiBowater, or both. However, we no longer expect Bowater to pursue a secured debt financing against the Catawba facility at the present time and, therefore, expect Bowater to further amend its credit facilities to delay or modify those covenants related to the previously planned separation of its Catawba facility.
We have established an aggressive goal of reducing our debt by $1 billion within the next three years. For 2008, we have targeted approximately $500 million in asset sales, including non-core facilities, U.S. timberlands and the recently announced sale of our newsprint mill in Snowflake, Arizona. We announced an agreement with Catalyst for the sale of Snowflake, excluding approximately $19 million of trade receivables, for approximately $161 million in cash. This sale is expected to close early in the second quarter of 2008. As part of this debt reduction initiative, we will continue to review non-core assets and seek to divest those that no longer fit within our long-term strategic business plan.
Because we recognize that cash preservation is critical, we will continue to take a disciplined approach to capital spending and expect that total capital spending will be below $200 million, which is significantly below depreciation.
We have announced price increases for several of our products in the fourth quarter of 2007 and further price increases in the first quarter of 2008. We expect our financial performance in the first quarter of 2008 to be better than our performance in the fourth quarter of 2007. We believe that the combination of recently announced price improvements, continued integration efforts, implementation of actions resulting from our strategic review, and further progress toward achievement of our synergy targets will result in further improvements in financial performance.

Business and Financial Review
Consolidated Results of Operations

	Year Ended December 31,			Change
				2007 vs.
(In millions, except per share amounts)	2007	2006	2005	2006	2006 vs. 2005

Sales	$3,876	$3,530	$3,484	$346	$46
Operating (loss) income	(400)	41	99	(441)	(58)
Net loss	(490)	(138)	(121)	(352)	(17)
Loss per diluted share	(14.11)	(4.64)	(4.05)	(9.47)	(0.59)

Significant items that improved (lowered) operating (loss) income:
Product pricing – Bowater	$(89)	$144
Shipments – Bowater	(230)	(98)
Sales – Abitibi	665	-

Change in sales	346	46

Manufacturing costs – Bowater	77	(143)
Manufacturing costs – Abitibi	(654)	-
Manufacturing costs – employee termination costs	(22)	7

Change in total manufacturing costs and depreciation, amortization and cost of timber harvested	(599)	(136)

Distribution costs – Bowater	6	6
Distribution costs – Abitibi	(82)	-

Change in distribution costs	(76)	6

Selling and administrative expenses – Bowater	(6)	(4)
Selling and administrative expenses – Abitibi	(28)	-
Selling and administrative – merger and severance related costs	(47)	(12)

Change in selling and administrative expenses	(81)	(16)

Closure costs, impairment and other related charges	130	(170)
Lumber duties refund	(92)	92
Arbitration award	(28)	-
Net gains on disposition of assets	(41)	120

	$(441)	$(58)

Year ended 2007 compared to 2006
Sales
Sales increased in 2007 as compared to 2006 primarily due to the inclusion of Abitibi’s results since October 29, 2007. Excluding sales of $665 million attributable to Abitibi, sales for 2007 amounted to $3,211 million, a decrease of $319 million from 2006. The decrease was due primarily to lower shipments of newsprint, coated papers, market pulp and wood products, as well as lower product pricing for newsprint, coated papers, specialty papers and wood products. These were partially offset by higher transaction prices for market pulp and higher shipments of specialty papers. The impacts of each of these items is discussed further in the “Segment Results of Operations” section of this MD&A.

Operating (loss) income
Operating income decreased to an operating loss in 2007 as compared to 2006 due to a number of factors, including changes in sales discussed previously, and costs as listed in the table above and further described below. The inclusion of Abitibi’s results since October 29, 2007 contributed an operating loss of $98 million.
Excluding the impact of the Abitibi manufacturing costs since October 29, 2007, our manufacturing costs decreased in 2007 as compared to 2006. The decrease is mainly attributable to lower volumes ($112 million), as well as lower labor ($39 million), energy ($19 million), maintenance ($17 million) and chemical costs ($4 million). These were partially offset by a stronger Canadian dollar ($73 million), higher wood costs ($55 million) and reduced benefits from our Canadian dollar hedging program ($34 million).
Excluding the impact of the Abitibi distribution costs since October 29, 2007, our distribution costs were flat despite a decrease in shipments. Overall distribution costs per ton were higher as a result of our mix of domestic versus export shipments, higher fuel charges by our carriers and the destination of customers.
Excluding the impact of the Abitibi selling and administrative costs since October 29, 2007, the increase in our selling and administrative expenses reflects the impact of merger related costs incurred in 2007 in connection with the Combination, employee termination costs and higher share-based compensation costs. These costs are discussed further in the “Segment Results of Operations – Corporate and Other” section of this MD&A.
In 2007, we incurred $123 million for closure costs, impairment and other related charges related mainly to the permanent closure of our Dalhousie, New Brunswick facility, the indefinite idling of our Donnacona, Quebec facility and permanent closure of paper machine no. 3 at our Gatineau, Quebec facility. We also recorded a charge of $28 million relating to an arbitration award for a claim regarding the cost of certain environmental matters related to the 1998 sale of our pulp and paper facility in Dryden, Ontario to Weyerhaeuser. In 2007, we realized $145 million in net gains on disposition of timberlands and other fixed assets. These costs and charges are discussed further in the “Segment Results of Operations – Corporate and Other” section of this MD&A.
In 2006, we received a refund of $92 million for lumber duties that were previously paid to the U.S. government as a result of the finalization of a softwood lumber agreement between the U.S. and Canada (the “Softwood Lumber Agreement”). This is discussed further in the “Segment Results of Operations – Wood Products” section of this MD&A.
Net loss
Net loss in 2007 was $490 million, or $14.11 per common share, an increase in net loss of $352 million or $9.47 per common share, compared to 2006. The increase in net loss was a result of the decrease in operating income as noted above and an increase in interest expense, which were partially offset by an income tax benefit recorded in 2007.
Interest expense increased $53 million in 2007, from $196 million in 2006 to $249 million in 2007 due to the inclusion of Abitibi’s results since October 29, 2007, contributing $64 million of interest expense to our consolidated results.
Our effective tax rate, which resulted in the recording of a tax benefit on a pre-tax loss for 2007, was 24% compared to a tax provision on a pre-tax loss of 17% in 2006. Most of our Canadian operations have continued to experience operating losses. Consequently, income tax benefits and tax credits of $139 million and $41 million for 2007 and 2006, respectively, were offset by tax charges to increase our tax valuation allowance. The effective tax rate for the year ended December 31, 2007 was primarily impacted by the tax valuation charges as described above, the reversal of tax reserves upon the expiration of the statute of limitations associated with certain tax matters, and the tax treatment on foreign currency gains and losses, while the effective tax rate for the year ended December 31, 2006 was impacted by those same items plus the goodwill impairment charge, which did not provide any tax benefit.
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of the tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed in Canada. Upon consolidation, such income and gains were eliminated, but we are still liable for the Canadian taxes. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate. Additionally, we will likely not be recording income tax benefits on most of our 2008 operating losses generated in Canada, which will have the impact of increasing our overall effective income tax rate in future periods. To the extent that our Canadian operations become profitable, the impact of this valuation allowance would lessen or reverse and positively impact our effective tax rate in those periods. See discussion under “Critical Accounting Estimates — Tax Valuation Allowances” for a discussion of the judgments and uncertainties involved in determining a tax valuation allowance.
Year ended 2006 compared to 2005
Sales
Sales increased in 2006 as compared to 2005 due to higher product pricing in newsprint, specialty papers, and market pulp and higher shipments of coated papers and specialty papers. These increases were partially offset by lower transaction prices for our coated papers and wood products and lower shipments of newsprint, market pulp and wood products. These items are discussed further in the “Segment Results of Operations” section of this MD&A.
Operating income
Operating income decreased in 2006 as compared to 2005 due to a number of factors, primarily sales discussed previously, and costs as listed in the table above and further described below.
The increase in manufacturing costs in 2006 as compared to 2005 can be attributed mainly to a stronger Canadian dollar ($108 million), reduced benefits from our Canadian dollar hedging program ($62 million), as well as higher chemical ($15 million) and energy costs ($15 million). These were partially offset by lower volumes, as well as lower wood, depreciation, and labor costs.
The lower distribution costs were primarily due to lower shipments of wood products and a reduction in lumber duties paid as a result of the Softwood Lumber Agreement.
In 2006, we incurred $253 million for closure costs, impairment and other related charges related mainly to an impairment of goodwill at our Thunder Bay, Ontario facility and the permanent closure of certain of our facilities. We also realized $186 million in net gains on disposition of timberlands and other fixed assets. These items are discussed further in the “Segment Results of Operations — Corporate and Other” section of this MD&A.
Net loss
Net loss in 2006 was $138 million, or $4.64 per common share, an increase of $17 million or $0.59 per diluted share, compared to 2005. This increased net loss was a result of lower operating income as noted above, partially offset by an increase in interest income on the lumber duties refund, foreign exchange gains compared to foreign exchange losses in the prior year, slightly lower interest expense, and a decrease in the tax provision.
Interest expense decreased $3 million in 2006, from $199 million in 2005 to $196 million in 2006, due primarily to lower average debt balances carried in 2006 and slightly higher capitalized interest in 2006 as compared to 2005.
Our income tax provision was lower in 2006 due to a $27 million valuation allowance being recorded as compared to a $97 million valuation allowance being recorded in 2005.
Fourth Quarter of 2007
Net loss for the fourth quarter of 2007 was $250 million, or $5.09 per diluted share, on sales of $1,491 million. This compares to a net income for the fourth quarter of 2006 of $107 million, or $3.58 per diluted share, on sales of $861 million.
The $630 million increase in sales was mainly the result of the inclusion of Abitibi’s results since October 29, 2007, which contributed sales of $665 million.
Operating loss for the fourth quarter of 2007 was $358 million compared to an operating income of $113 million for the fourth quarter of 2006. This decrease in operating income was primarily the result of an increase of $117 million in closure costs, impairment and other related charges, the inclusion of Abitibi’s results since October 29, 2007 (which contributed an operating loss of $98 million), the $92 million refund of lumber duties received in 2006 as noted above, $29 million of merger related costs incurred in the fourth quarter of 2007, and a decrease of $26 million in net gains on disposition of assets.
Other expense for the fourth quarter of 2007 was $72 million, an increase of $60 million compared to the fourth quarter of 2006. The increase reflects higher interest expense of $60 million mainly due to the inclusion of Abitibi’s interest expense since October 29, 2007, which contributed $57 million of interest expense to our consolidated results, and a decrease of $11 million in interest income mainly related to the lumber duties refund, which were partially offset by a $24 million increase in foreign exchange gains.
Segment Results of Operations
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp, and wood products. In general, our products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories, and fluctuations in currency exchange rates. None of the income or loss items following “Operating (loss) income” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, impairments, employee termination costs, gains on dispositions of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense and depreciation expense are, however, allocated to our segments. For further information regarding our segments, see Note 26 to our Consolidated Financial Statements included in this Form 10-K.
Newsprint

	2007	2006	2005

Average price (per metric ton)	$601	$636	$583
Average cost (per metric ton)	652	601	553
Shipments (thousands of metric tons)	2,620	2,260	2,452
Downtime (thousands of metric tons)	237	245	199
Inventory at end of year (thousands of metric tons)	221	68	87

	Year Ended December 31,			Change
				2007 vs.	2006 vs.
(In millions)	2007	2006	2005	2006	2005

Sales	$1,574	$1,438	$1,429	$136	$9
Segment (loss) income	(134)	79	72	(213)	7

Significant items that improved (lowered) segment (loss) income:
Product pricing – Bowater				$(74)	$123
Shipments – Bowater				(148)	(114)
Sales – Abitibi				358	-

Change in sales				136	9

Manufacturing costs – Bowater				28	(5)
Manufacturing costs – Abitibi				(329)	-

Change in total manufacturing costs and				(301)	(5))
depreciation, amortization and cost of timber harvested

Distribution costs – Bowater				(3)	-
Distribution costs – Abitibi				(44)	-

Change in distribution costs				(47)	-

Selling and administrative expenses – Bowater				2	3
Selling and administrative expenses – Abitibi				(3)	-

Change in selling and administrative expenses				(1)	3

				$(213)	$7

Year ended 2007 compared to 2006
Sales increased in 2007 as compared to 2006 primarily due to the inclusion of Abitibi’s results since October 29, 2007. Excluding sales of $358 million attributable to Abitibi, sales for 2007 amounted to $1,216 million, a decrease of $222 million from 2006. The decrease was due primarily to lower shipments of newsprint by Bowater mills and lower product pricing. Excluding shipments of 589,000 metric tons attributable to Abitibi, newsprint shipments for 2007 were 10.1% lower when compared to 2006 as we curtailed production in response to the decline in our customer orders and continued the shift of machine capacity from the production of newsprint to the production of specialty paper grades. Excluding Abitibi’s results, our average price for newsprint was 5.8% lower in 2007 compared to 2006. While North American consumption remains in decline, global newsprint demand excluding North America has increased in 2007 compared to 2006. We continue to take advantage of the stronger global markets by shipping more newsprint out of North America and into areas where market conditions are stronger. We have informed our North American customers of a $120 per metric ton newsprint price increase over six equal monthly installments, beginning January 2008.
In 2007, we had total downtime of 237,000 metric tons, including 39,000 metric tons of maintenance downtime. We will continue to match production to our orders. Inventory levels of 221,000 metric tons increased by 153,000 metric tons at December 31, 2007 as compared to December 31, 2006 due to the inclusion of Abitibi’s newsprint inventory of 133,000 metric tons and an increase in export warehouse inventory levels.
Segment income decreased to a segment loss in 2007 as compared to 2006 primarily as a result of lower sales for Bowater as noted above and an operating loss of $18 million contributed by Abitibi’s operations since October 29, 2007, partially offset by lower manufacturing costs for Bowater. Manufacturing costs for Bowater were lower as a result of lower volumes ($68 million), lower labor costs ($24 million), lower maintenance costs ($11 million), lower depreciation ($6 million) and lower energy costs ($4 million), partially offset by higher wood costs ($49 million), a stronger Canadian dollar ($34 million) and reduced benefits from our Canadian dollar hedging program ($14 million). Although Bowater’s manufacturing costs were lower year over year, shipments were substantially lower, which resulted in higher fixed costs per ton and higher operating costs per ton. Bowater's distribution costs per ton were also higher due primarily to an increase in export shipments.
Newsprint Third Party Data (source: Pulp and Paper Products Council): For the year ended December 31, 2007, total North American demand for newsprint declined 10.3%, as compared to the same period last year. North American net exports of newsprint were 10.7% higher than 2006 levels. Total inventories (North American mills and users) at December 31, 2007 were 1.1 million metric tons, which is 7.6% lower than December 31, 2006. The days of supply at the U.S. daily newspapers declined to 34 days at December 31, 2007 compared to 39 days at December 31, 2006. The North American operating rate was 92% for the year ended December 31, 2007. Newspaper advertising linage declined 9.7% in 2007 when compared to 2006.
Year ended 2006 compared to 2005
Sales of newsprint increased marginally in 2006 as compared to 2005 as a result of higher product pricing being offset by lower shipments. Our average newsprint transaction price was 9.1% higher in 2006 compared to 2005. The increase reflects the realization of price increases in our North American and international markets. Shipments were 7.8% lower in 2006 as we converted a newsprint machine at our Calhoun site to specialty paper production and newsprint production was curtailed at our Thunder Bay facility in the third and fourth quarters of 2006 and at our Mokpo facility in the fourth quarter of 2006. Specifically, 68,000 metric tons at our Thunder Bay mill and 19,000 metric tons at our Mokpo mill were curtailed. At Thunder Bay, two of our paper machines were curtailed beginning in September with one restarted in the fourth quarter. The downtime at our Mokpo mill was a result of labor issues.
Segment income increased in 2006 as compared to 2005 as a result of higher sales as noted above and lower distribution and selling and administrative expenses, offset by higher manufacturing costs. The higher manufacturing costs were primarily due to a stronger Canadian dollar ($54 million), a reduced benefit from our Canadian dollar hedging program ($26 million), combined with higher energy ($13 million) and chemical costs ($4 million) partially offset by lower volumes ($69 million), lower labor costs ($12 million) and lower wood costs ($7 million). Although Bowater’s costs were flat in 2006 versus 2005 our overall cost per ton increased due to substantially lower shipments and increased downtime, both resulting in higher fixed costs per ton.

Coated Papers

	2007	2006	2005

Average price (per short ton)	$720	$769	$792
Average cost (per short ton)	667	673	647
Shipments (thousands of short tons)	792	797	790
Downtime (thousands of short tons)	29	68	84
Inventory at end of year (thousands of short tons)	26	37	35

	Year Ended December 31,			Change
				2007 vs.	2006 vs.
(In millions)	2007	2006	2005	2006	2005

Sales	$570	$612	$625	$(42)	$(13)
Segment income	42	76	114	(34)	(38)

Significant items that improved (lowered) segment income:
Product pricing				$(37)	$(17)
Shipments				(5)	4

Change in sales				(42)	(13)
Change in manufacturing costs and depreciation, amortization and cost of timber harvested				7	(20)
Change in distribution costs				(1)	(4)
Change in selling and administrative expenses				2	(1)

				$(34)	$(38)

Year ended 2007 compared to 2006
Sales of coated papers decreased in 2007 as compared to 2006 as a result of lower product pricing and lower shipments. Our average transaction price declined 6.4% and our coated mechanical papers shipments decreased 0.6% in 2007 as compared to 2006. Demand for our coated mechanical papers improved in the second half of 2007, despite the negative impact of the May 2007 postal increase on demand, primarily due to capacity closures by some of our North American competitors and reduced offshore imports. Price increases of $120 per short ton were announced during the fourth quarter for our coated grades. The Combination did not impact these segment results as Abitibi does not have any facilities that produce or sell coated papers.
Segment income decreased in 2007 as compared to 2006 primarily as a result of lower sales, as noted above. The lower sales were partially offset by lower manufacturing costs including the impact of lower energy costs ($9 million), lower volumes ($7 million) and lower depreciation ($4 million), partially offset by higher wood ($5 million) and chemical costs ($3 million).
Coated Papers Third Party Data (source: Pulp and Paper Products Council): U.S. consumer magazine advertising pages decreased 0.8% in 2007 compared to 2006. North American demand for coated mechanical papers increased 5.0% in 2007 compared to the 2006. The industry operating rate was 98% in 2007 compared to 92% in 2006. North American coated mechanical mill inventories were at 11 days supply at December 31, 2007, compared to 20 days supply at December 31, 2006.
Year ended 2006 compared to 2005
Sales of coated paper decreased in 2006 as compared to 2005 as a result of lower transaction prices. Our average transaction price decreased 2.9% as a result of offshore imports, the high level of inventories in the industry and the restart of previously idled capacity in North America by a competitor. The effect of the lower transaction prices in 2006 was partially offset by an increase in coated mechanical papers shipments in 2006 due to increased production at our Catawba facility. During the third quarter of 2006, we made the decision to close our Benton Harbor facility. Previous to this closure, our Benton Harbor and Covington facilities were running at approximately 50% capacity.

Segment income decreased in 2006 as compared to 2005 primarily due to lower sales as discussed above, higher distribution costs and higher manufacturing costs. The higher manufacturing costs were primarily due to higher repair ($4 million), wood ($4 million), and chemical costs ($4 million), as well as higher volumes ($3 million).
Specialty Papers

	2007	2006	2005

Average price (per short ton)	$669	$669	$628
Average cost (per short ton)	741	711	625
Shipments (thousands of short tons)	1,195	852	760
Downtime (thousands of short tons)	102	5	6
Inventory at end of year (thousands of short tons)	151	48	35

	Year Ended December 31,			Change
				2007 vs.	2006 vs.
(In millions)	2007	2006	2005	2006	2005

Sales	$800	$570	$477	$230	$93
Segment loss	(85)	(35)	2	(50)	(37)

Significant items that improved (lowered) segment loss:
Product pricing – Bowater				$(13)	$37
Shipments – Bowater				24	56
Sales – Abitibi				219	-

Change in sales				230	93

Manufacturing costs – Bowater				(36)	(128)
Manufacturing costs – Abitibi				(213)	-

Change in total manufacturing costs and				(249)	-
depreciation, amortization and cost of timber harvested

Distribution costs – Bowater				(5)	(2)
Distribution costs – Abitibi				(26)	-

Change in distribution costs				(31)	(2)

Selling and administrative expenses – Bowater				2	-
Selling and administrative expenses – Abitibi				(2)	-

Change in selling and administrative expenses				-	-
				$(50)	$(37)

Year ended 2007 compared to 2006
Sales increased in 2007 as compared to 2006 primarily due to the inclusion of Abitibi’s results since October 29, 2007. Excluding sales of $219 million attributable to Abitibi, sales for 2007 amounted to $581 million, an increase of $11 million from 2006. The increase was due to higher shipments of specialty papers by Bowater, partially offset by lower product pricing. Excluding shipments of 315,000 metric tons attributable to Abitibi, shipments of specialty papers for 2007 were 3.3% higher when compared to 2006. We continue to shift machine capacity from newsprint to specialty papers. We completed the conversion of a newsprint machine to specialty production at our Calhoun mill in July 2006. In addition, we increased production of specialty papers at our Thunder Bay mill beginning late in the third quarter of 2007. This increased production was partially offset by the indefinite idling of paper machine no. 2 at our Dolbeau, Quebec facility in late May 2007. Dolbeau’s paper machine no. 2 has since been restarted beginning in February 2008. Price increases of $60 per short ton were announced during the fourth quarter for our superbright products as well as for our supercalendered grades.
In 2007, we had total downtime of 102,000 short tons, including 73,000 short tons of downtime related to the idling of a specialty-producing machine at our Dolbeau facility in May 2007. Inventory levels were higher at December 31, 2007 as compared to December 31, 2006 due to the inclusion of Abitibi’s specialty papers inventory of 83,000 short tons, increased capacity and a weaker market in 2007 as compared to 2006.
Segment loss increased in 2007 as compared to 2006 primarily as a result of increased manufacturing costs, the inclusion of Abitibi’s results since October 29, 2007 which contributed an operating loss of $22 million, and higher distribution costs, which were partially offset by higher sales, as discussed above. The higher manufacturing costs were a result of higher volumes ($17 million), higher wood costs ($22 million), a stronger Canadian dollar ($18 million), higher depreciation ($10 million) and reduced benefits from our Canadian dollar hedging program ($8 million), partially offset by lower energy costs ($12 million) and lower chemical costs ($11 million). As a result of the higher costs, including the costs of Abitibi since the Combination, our average cost per ton has increased. Additionally, due to the increased downtime taken on certain machines producing specialty products, our depreciation cost per ton increased substantially year over year.
Specialty Papers Third Party Data (source: Pulp and Paper Products Council): North American demand for supercalendered high gloss papers was up 4.9%, for lightweight or directory grades was up 0.1%, and for standard uncoated mechanical papers was down 3.5% for 2007 compared to 2006. The industry operating rate was stable at 90% in 2007 and 2006. North American uncoated mechanical mill inventories were at 19 days supply at December 31, 2007, compared to 15 days supply at December 31, 2006.
Year ended 2006 compared to 2005
Sales of specialty papers increased in 2006 as compared to 2005 as a result of a 6.5% increase in our average transaction price in 2006 and a 12.1% increase in shipments. This increase in average price reflects the realization of price increases in 2006 and the introduction of a freesheet hybrid product at our Calhoun mill in June 2006 which has a higher transaction price than our other specialty paper offerings. Our increase in shipments is due to the conversion of a newsprint machine to specialty production at our Calhoun mill in July 2006 and increased shipments to customers moving from traditional freesheet grades to mechanical specialties and customers upgrading from newsprint to mechanical specialties.
Segment income decreased in 2006 as compared to 2005 primarily due to higher manufacturing costs, partially offset by higher sales discussed above. The higher manufacturing costs were primarily due to higher volume ($42 million), a stronger Canadian dollar ($23 million) and reduced benefits from our Canadian dollar hedging program ($14 million), combined with higher repair ($20 million), labor ($19 million), depreciation ($6 million), energy ($6 million) and chemical costs ($5 million). These costs were partially offset by lower wood costs ($4 million).

Market Pulp

	2007	2006	2005

Average price (per metric ton)	$661	$576	$531
Average cost (per metric ton)	556	538	524
Shipments (thousands of metric tons)	907	972	1,006
Downtime (thousands of metric tons)	43	25	67
Inventory at end of year (thousands of metric tons)	50	49	63

	Year Ended December 31,			Change
				2007 vs.	2006 vs.
(In millions)	2007	2006	2005	2006	2005

Sales	$600	$559	$534	$41	$25
Segment income	96	37	8	59	29

Significant items that improved (lowered) segment income:
Product pricing – Bowater				$73	$43
Shipments – Bowater				(45)	(18)
Sales – Abitibi				13	-

Change in sales				41	25

Manufacturing costs – Bowater				34	11
Manufacturing costs – Abitibi				(10)	-

Change in total manufacturing costs and depreciation, amortization and cost of timber harvested				24	11

Change in distribution costs – Bowater				(4)	(7)
Change in selling and administrative expenses – Bowater				(2)	-

				$59	$29

Year ended 2007 compared to 2006
Sales increased in 2007 as compared to 2006, which were impacted slightly by the inclusion of Abitibi’s results since October 29, 2007. Excluding sales of $12 million attributable to Abitibi, sales for 2007 amounted to $588 million, an increase of $29 million from 2006. The increase was a result of higher product pricing, partially offset by lower shipments by Bowater. Excluding Abitibi’s results, our average price for market pulp was 12.8% higher in 2007 compared to 2006. The increase in demand is from both North America and offshore markets, particularly China, primarily due to supply constraints and a weak U.S. dollar. Excluding shipments of 18,000 metric tons attributable to Abitibi, shipments of market pulp for 2007 were 8.5% lower when compared to 2006, due to reduced production from our Thunder Bay facility as a result of the permanent shut of our “A” kraft pulp mill in May 2006. Our downtime increased in 2007 when compared to 2006 and consisted mainly of maintenance downtime taken at our Calhoun, Coosa Pines and Thunder Bay facilities. Mill inventories remain at low levels, particularly in softwood products, and consumer inventories are at near record lows as well. Currently, softwood grades have better market supply-demand dynamics than hardwood grades, but with the tight softwood grade market, demand for the hardwood grades is growing. We have implemented several price increases this fall and in the first quarter.
Segment income increased in 2007 as compared to 2006, primarily as a result of the increase in sales, as noted above, and lower manufacturing costs for Bowater. The lower manufacturing costs consisted of lower volumes ($30 million) and lower labor costs ($7 million), partially offset by a stronger Canadian dollar ($9 million) and reduced benefits from our Canadian dollar hedging program ($8 million). Although Bowater’s manufacturing costs were lower year over year, shipments were substantially lower, which resulted in higher fixed costs per ton and overall resulted in a higher average cost per ton for market pulp. Distribution costs per ton were also a big component of the increase year over year due to increased exports, carrier and fuel costs.
Market Pulp Third Party Data (source: Pulp and Paper Products Council): World demand for market pulp increased 3.4% or 1.3 million metric tons in 2007 compared to 2006. Demand was up 1.1% in Western Europe, the world’s largest pulp market, 2.5% in North America, 20% in China and 10% in Latin America. World producers shipped at 94% of capacity in 2007 compared to 97% in 2006. World producer inventories were at 29 days supply at December 31, 2007, a slight increase compared to 28 days supply at December 31, 2006.
Year ended 2006 compared to 2005
Sales of market pulp increased in 2006 as compared to 2005 as a result of higher product pricing which was partially offset by lower shipments. Our average price for market pulp was 8.5% higher in 2006 compared to 2005. This increase reflects improved world-wide demand. Our shipments decreased 3.4% compared to 2005, due to reduced production from our Thunder Bay facility as a result of the permanent shut of our “A” kraft pulp mill at this site in May 2006. Our market pulp inventories at the end of 2006 were at 18 days supply which was 11 days below industry average. Generally, our inventories are below industry average because our mills are geographically close to the markets they serve. Our downtime decreased significantly in 2006 primarily due to maintenance downtime taken at our Calhoun and Coosa Pines facilities in 2005.
Segment income increased in 2006 as compared to 2005 primarily as a result of higher sales as noted above, as well as lower manufacturing costs, partially offset by higher distribution costs. The lower manufacturing costs were due to lower volumes ($10 million), as well as lower wood ($11 million), repair ($6 million), depreciation ($6 million), labor ($4 million) and energy costs ($3 million), partially offset by a reduced benefit from our Canadian dollar hedging program ($16 million), a stronger Canadian dollar ($13 million), and higher chemical costs ($2 million).
Wood Products

	2007	2006	2005

Average price (per fbm)	$287	$317	$358
Average cost (per fbm)	368	346	344
Shipments (millions of fbm)	1,111	1,045	1,076
Downtime (millions of fbm)	279	232	201
Inventory at end of year (millions of fbm)	228	44	54

	Year Ended December 31,			Change
				2007 vs.	2006 vs.
(In millions)	2007	2006	2005	2006	2005

Sales	$318	$332	$385	$(14)	$(53)
Segment (loss) income	(91)	63	14	(154)	49

Significant items that improved (lowered) segment (loss) income:
Product pricing – Bowater				$(30)	$(43)
Shipments – Bowater				(59)	(10)
Sales – Abitibi				75	-

Change in sales				(14)	(53)

Manufacturing costs – Bowater				40	(9)
Manufacturing costs – Abitibi				(96)	-

Change in total manufacturing costs and depreciation, amortization and cost of timber harvested				(56)	(9)

Distribution costs – Bowater				19	19
Distribution costs – Abitibi				(12)	-

Change in distribution costs				7	19

Change in lumber duties refund				(92)	92
Change in selling and administrative expenses – Bowater				1	-

				$(154)	$49

Year ended 2007 compared to 2006
Sales in 2007 were positively impacted by the inclusion of Abitibi’s results since October 29, 2007. Excluding sales of $75 million attributable to Abitibi, sales for 2007 amounted to $243 million, a decrease of $89 million from 2006. The decrease was a result of lower shipments of wood products by Bowater and lower product pricing. Excluding shipments of 254.6 millions of board feet attributable to Abitibi, shipments of wood products for 2007 were 18.1% lower when compared to 2006 mainly as a result of sawmills that we sold in 2006, the restrictions imposed by quotas under the Softwood Lumber Agreement and a weaker U.S. housing market. Excluding Abitibi’s results, our average price for wood products was 10.7% lower in 2007 compared to 2006, due primarily to lower demand from a weaker U.S. housing market. We are not expecting any significant improvements in the wood products market before 2009. As such, we have recently announced the curtailment of annualized capacity of approximately 1.3 billion board feet of lumber in the provinces of Quebec and British Columbia.
Downtime at our sawmills is the result of weak lumber markets and limited availability of timber supply from our cutting rights on Crown-owned land.
Segment income decreased to a segment loss in 2007 as compared to 2006 as a result of lower sales discussed above, the lumber duties refund received in 2006 and the inclusion of Abitibi’s results since October 29, 2007, which contributed an operating loss of $33 million. These were partially offset by lower manufacturing and distribution costs for Bowater. The decrease in manufacturing costs consisted of lower volumes ($18 million) and lower wood ($21 million), labor ($8 million) and maintenance costs ($5 million), partially offset by a stronger Canadian dollar ($12 million) and reduced benefits from our Canadian dollar hedging program ($5 million). The lower distribution costs were primarily due to lower shipments by Bowater and a reduction in lumber duties paid as a result of the Softwood Lumber Agreement. Our average cost per thousand board feet increased primarily as a result of the inclusion of Abitibi’s operating results since October 29, 2007.
On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U. S. became effective. The agreement provided for the return of accumulated cash deposits to Canadian industry and U.S. interests for lumber duties paid between May 22, 2002 and October 12, 2006. Through an arrangement with Export Development Corporation, which the government of Canada designated as its agent to expedite the refund of duties, we recovered approximately $104 million on November 10, 2006. The refund consisted of a return of $92 million of the duties paid and $12 million in interest due the company. We do not expect to recover any additional amounts.
The Softwood Lumber Agreement provides for softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. Volume quotas have been established for each company within the provinces of Ontario, Quebec and British Columbia based on historical production, and the volume quotas are not transferable between provinces. The volume that we were allocated was insufficient to operate both our Ignace and Thunder Bay, Ontario sawmills; therefore, we decided to indefinitely shut our Ignace sawmill in December 2006. U.S. composite prices would have to rise above $355 per thousand board feet before the quota volume restrictions would be lifted. Our average transaction price for lumber in the fourth quarter of 2007 was $287 per thousand board feet.
Wood Products Third Party Data (source: U.S. Census Bureau): U.S. housing starts decreased 25% to 1.4 million units in 2007 compared to 1.8 million units in 2006, and are at their lowest level in approximately 14 years.
Year ended 2006 compared to 2005
Sales decreased in 2006 as compared to 2005 as a result of an 11.5% lumber price decrease due primarily to a weaker U.S. housing market. Our lumber shipments decreased 2.9% in 2006 compared to 2005 mainly as a result of the sale of two sawmills in 2006 offset by the continued ramp up of the Thunder Bay sawmill as a result of a recent plant modernization.
Segment income increased in 2006 as compared to 2005 primarily as a result of the $92 million refund of lumber duties in December 2006 as discussed above and lower distribution costs, partially offset by lower sales discussed above and higher manufacturing costs. The decrease in distribution costs is primarily due to the decrease in lumber duties in 2006 and the sale of the two sawmills. The higher manufacturing costs were primarily due to a stronger Canadian dollar ($17 million), a reduced benefit from our Canadian dollar hedging program ($6 million), and a higher lower of cost or market inventory adjustment ($4 million), partially offset by lower wood ($15 million), labor ($4 million), and repair costs ($3 million), lower production volumes ($10 million) and lower depreciation ($2 million).
Corporate and Other
We exclude net gain on disposition of assets, closure costs, impairment and other related charges, employee termination costs and merger related charges from our internal review of segment results. Also excluded from our segment results are corporate and other items which include timber sales and general and administrative expenses. These items are analyzed separately from our segment results. The following table is included in order to facilitate the reconciliation of our segment sales and segment income (loss) to our total sales and operating (loss) income on our Consolidated Statements of Operations.

	Year Ended December 31,			Change
				2007 vs.	2006 vs.
(In millions)	2007	2006	2005	2006	2005

Sales	$14	$19	$34	$(5)	$(15)
Corporate and other loss	(228)	(179)	(111)	(44)	(68)

Costs comprised of:
Manufacturing costs – Bowater	(18)	(22)	(30)	4	8
Manufacturing costs – Abitibi	(6)	-	-	(6)	-
Manufacturing costs – Employee severance costs	(26)	(4)	(11)	(22)	7

Total manufacturing costs	(50)	(26)	(41)	(24)	15

Administrative expenses – Bowater	(104)	(93)	(87)	(11)	(6)
Administrative expenses – Abitibi	(23)	-	-	(23)	-
Administrative expenses – Merger and severance related costs	(59)	(12)	-	(47)	(12)

Total administrative expenses	(186)	(105)	(87)	(81)	(18)

Closure costs, impairment and other related charges	(123)	(253)	(83)	130	(170)
Arbitration award	(28)	-	-	(28)	-
Net gain on disposition of assets	145	186	66	(41)	120

Total corporate and other loss	(228)	(179)	(111)	(49)	(68)

Sales
Sales decreased in 2007 when compared to 2006, and in 2006 when compared to 2005, due to lower timber sales, as the land that was producing the timberlands has been sold in our land sales program. We sold approximately 133,600, 535,200, and 29,900 acres of timberlands in 2007, 2006 and 2005, respectively.
Manufacturing costs
Manufacturing costs included in corporate and other includes the cost of timberlands. Employee severance costs include the cost of employee reduction initiatives (severance and pension related) throughout the Company.
Administrative expenses
The increase in administrative expenses in 2007 as compared to 2006 was primarily due to merger and severance related costs of $59 million incurred in 2007 in connection with the Combination and employee reduction initiatives implemented throughout the Company earlier in the year, an increase in share-based compensation expense of $8 million and the inclusion of Abitibi’s administrative expenses since October 29, 2007 of approximately $23 million.
The increase in administrative expenses in 2006 as compared to 2005 is primarily related to pension and other postretirement benefit plan amendments.
Closure costs, impairment and other related charges
During 2007, immediately upon the Combination, we began a comprehensive strategic review of our operations to reduce costs and improve our profitability. On November 29, 2007, we announced our decision to reduce our newsprint and commercial papers production capacity by approximately one million metric tons per year during the first quarter of 2008. We recorded asset impairment ($100 million) and severance charges ($23 million) associated with the permanent closure of our Dalhousie, New Brunswick facility ($110 million), the permanent closure of paper machine no. 3 at our Gatineau, Quebec facility ($10 million) and the indefinite idling of our Donnacona, Quebec facility ($3 million). A number of Abitibi’s facilities were also permanently closed or indefinitely idled, with the associated costs included in liabilities assumed in the Combination and therefore did not impact our results of operations in 2007.

During 2006, we recorded impairment and other related charges related to impairment of goodwill at our Thunder Bay, Ontario facility ($200 million), the closure of our Benton Harbor, Michigan facility ($28 million), paper machine No. 3 at our Thunder Bay facility ($19 million), our Ignace sawmill ($5 million), and our Girardville sawmill ($1 million).
During 2005, we recorded asset impairment charges related to our Thunder Bay “A” kraft pulp mill ($67 million), a coating line at our Benton Harbor facility ($12 million) and a paper machine at our Mokpo, Korea paper mill ($4 million).
Please refer to the discussion of “Critical Accounting Estimates — Goodwill” and “Critical Accounting Estimates — Long Lived Assets” in Item 7 of this Form 10-K for information regarding the judgments and uncertainties involved in determining these impairment charges. For further information, see Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Arbitration award
On September 7, 2007, BCFPI received a decision from an arbitration related to the 1998 sale to Weyerhaeuser of our former pulp and paper facility in Dryden, Ontario. Bowater and Weyerhaeuser had been arbitrating a claim regarding the cost of certain environmental matters related to the mill. The arbitrators in the matter awarded Weyerhaeuser a final and unappealable judgment of approximately $43 million, including interest, which was paid in 2007 and resulted in a pre-tax charge of $28 million. We had previously established a provision of approximately $15 million, in connection with these environmental matters, at the time of the sale.
Net gain on disposition of assets
In 2007, we recorded net pre-tax gains of $145 million related primarily to the sale of approximately 133,600 acres of timberlands and other fixed assets for cash proceeds of $197 million. In 2006, we recorded net pre-tax gains of $186 million related primarily to the sale of approximately 535,200 acres of timberlands, our Baker Brook and Dégelis sawmills and other fixed assets for cash proceeds of $332 million. In 2005, we recorded net pre-tax gains of $66 million related primarily to the sale of approximately 29,900 acres of timberlands and other fixed assets for cash proceeds of $76 million.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources are cash provided from operations and available borrowings under our subsidiaries credit facilities including the accounts receivable securitization program, which are discussed in more detail below. We also periodically review timberland holdings and sell timberlands as a source of additional liquidity. In 2007, the sale of timberlands and other assets generated proceeds of $197 million, providing a significant source of liquidity. In 2006 and 2007, we generated an aggregate of approximately $529 million of proceeds and have targeted an additional approximately $500 million in asset sales, including non-core facilities, U.S. timberlands and the recently announced sale of our newsprint mill in Snowflake, Arizona.
Our Bowater subsidiary is expected to meet its debt obligations as they become due. Our Abitibi subsidiary, however, is currently experiencing a liquidity shortfall and faces significant near-term liquidity challenges. See Management’s Discussion of Financial Condition and Results of Operations – Business Strategy and Outlook” for a discussion of Abitibi’s current liquidity shortfall and our plans to address it.
Cash Provided by Operations
Cash used in operating activities amounted to $247 million in 2007, a deterioration of $429 million compared to cash provided by operating activities of $182 million in 2006. This can be attributed to a number of factors, including lower Bowater sales, an increase in selling and administrative expenses primarily due to severance and merger related expenses, that were partially offset by lower manufacturing costs as noted in the “Consolidated Results of Operations” section of our MD&A, the $104 million cash refund of lumber duties received in 2006 as discussed further in the “Segment Results of Operations – Wood Products” section of our MD&A, the payment of a $43 million arbitration award in 2007 as noted in the “Segment Results of Operations – Corporate and Other” section of our MD&A and an increase in interest payments of $17 million. These were partially offset by a $191 million improvement in working capital, driven mainly by lower levels of accounts receivable and an increase in accounts payable and accrued liabilities related to the timing of payments.
In 2006, cash provided by operating activities totaled $182 million compared to $169 million in 2005. Cash generated from operations increased primarily as a result of the $104 million refund of lumber duties and related interest and increases in product prices for most of our products. These increases were offset by a stronger Canadian dollar, lower production at our Thunder Bay mill as a result of the permanent shut of the “A” kraft pulp line, lower production and higher maintenance costs at the Calhoun mill as we converted a newsprint machine to the production of specialty papers in the second quarter of 2006 and higher costs associated with the closure of our Benton Harbor facility. Working capital in 2006 was negatively impacted by an increase in accounts receivable, primarily as a result of higher product pricing from most of our products, and lower income taxes payable. The negative impact to working capital was partially offset by lower inventory levels, primarily as a result of the shut of the Thunder Bay “A” line and curtailed newsprint production at our Thunder Bay mill.
Cash Provided by (Used for) Investing Activities
Cash provided by investing activities totaled $177 million and $130 million in 2007 and 2006, respectively, compared to cash used for investing activities of $92 million in 2005. The increase of $47 million in cash from investing activities in 2007 as compared to 2006 is primarily due to Abitibi’s cash on hand of $116 million acquired in the Combination and a $71 million decrease in capital expenditures, which were largely offset by $135 million less in proceeds from timberland and other fixed asset sales. We spent $128 million on capital expenditures in 2007, well below depreciation expense. Additionally, in connection with the Combination with Abitibi, we spent $35 million for direct acquisition costs in 2007. We also received cash proceeds of $24 million from the monetization of Abitibi’s forward exchange contracts.
The increase in cash from investing activities in 2006 as compared to 2005 is due primarily to the increased proceeds from timberland and other asset sales, partially offset by increased capital expenditures. The capital expenditures in 2006 of $199 million include $36 million associated with the conversion of a machine at our Calhoun mill to specialty paper production and other return-based projects of approximately $60 million for our Catawba, Calhoun, Coosa Pines and Thunder Bay facilities.
Capital expenditures for all periods include compliance, maintenance, and projects to increase returns on production assets. We expect to maintain capital spending, on an annual basis, below $200 million until market conditions improve and translate to strong positive cash flow. The only major project we have underway is a $61 million boiler project at our Fort Frances facility. We have approximately $51 million in costs remaining to be paid on this project.
Cash Provided by (Used for) Financing Activities
Cash provided by financing activities amounted to $166 million in 2007, compared to cash used for financing activities of $243 million and $77 million for 2006 and 2005, respectively. In 2007, we had net short-term borrowings of $230 million, paid $49 million in dividends and made net payments of $15 million on our long-term debt. The net borrowings were used to help pay for operating activities that used $247 million in cash in 2007 and capital expenditures of $128 million.
In 2006, we had net payments of $62 million on our short-term borrowings, net payments of $135 million of long-term debt and paid $46 million in dividends. We used the cash raised from operating activities and the disposition of assets to reduce our borrowing levels in 2006.
During the fourth quarter of 2007, the payment of a quarterly dividend to shareholders was suspended indefinitely.

SHORT-TERM FINANCING
As of December 31, 2007, we had cash and cash equivalents of approximately $195 million ($132 million for Abitibi and $63 million for Bowater). Abitibi and Bowater each maintain separate credit facilities.
Short-term Bank Debt
As of December 31, 2007, our available borrowings under bank credit facilities were as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
(In millions)	Commitment	Outstanding	Available(1)	Date	Rate(2)

Abitibi:
Credit facilities	$711	$384	$252	11/08 & 12/08	7.98%

Bowater:
U.S. credit facility	415	205	141	05/11	7.35%
Canadian credit facility	165	-	132	05/08	n/a

	$1,291	$589	$525

(1)	The commitment available under each of the revolving bank credit facilities is subject to collateral requirements and covenant restrictions as described below and is reduced by outstanding letters of credit of $69 million for the Bowater U.S. credit facility, $33 million for the Bowater Canadian credit facility and $75 million for the Abitibi credit facility, while commitment fees for unused portions are 50, 25, and 70 basis points, respectively.

(2)	Borrowings under the Abitibi and Bowater credit facilities incur interest based, at our option, on specified market interest rates plus a margin. We had no borrowings under Bowater’s Canadian credit facility during 2007.
Since December 31, 2007, we have borrowed additional amounts under our credit facilities. As of February 29, 2008, we had cash available of approximately $102 million (approximately $60 million at Abitibi and approximately $42 million at Bowater) and undrawn amounts under our credit facilities of approximately $280 million (approximately $62 million at Abitibi and approximately $218 million at Bowater). Our credit facilities are described in more detail below.
Accounts Receivable Securitization Programs
As of December 31, 2007, our borrowings under our accounts receivable programs were as follows:

				Weighted
				Average
		Amount	Termination	Interest
(In millions)	Commitment	Outstanding	Date	Rate

Off-Balance Sheet:
Accounts receivable securitization programs	$425	$342	10/08	6.21%

Abitibi has historically sold most of its trade accounts receivable through two securitization programs in order to reduce working capital requirements. As of December 31, 2007, we had sold $495 million of trade receivables resulting in cash proceeds of $342 million, which represented the total available at that time under the securitization programs. Accounts receivable are sold at discounted amounts based on the securitization provider’s funding cost plus a margin. The average discount rate during 2007 was 6.2%. We act as a servicing agent and administer the collection of the accounts receivable sold pursuant to these agreements. The fees received for servicing the accounts receivable approximate the value of services rendered. The amount that can be obtained under our securitization programs depends on the amount and nature of the accounts receivable available to be sold.

In January 2008, one of those programs, which was uncommitted, was terminated and the other, which is committed, was amended to increase its committed amount and reset its maturity date so that we now maintain an ongoing securitization program committed until July 2009 to obtain aggregate cash proceeds of up to $350 million from accounts receivable, pursuant to sale agreements.
Abitibi’s Credit Facilities
The CDN$710 million ($711 million) Abitibi credit facility has two components: “Facility A” is a CDN$510 million ($511 million) credit facility secured by certain fixed assets and “Facility B” is a CDN$200 million ($200 million) revolving credit facility secured by certain working capital elements. The carrying value of the secured assets is $1,560 million as of December 31, 2007.
Financial covenants under Abitibi’s credit facility must be maintained at the end of each financial quarter based upon its consolidated financial results, prepared under Canadian GAAP and using pre-Combination historical bases for assets and liabilities, and consist of the following two ratios:
i.	a maximum ratio of net funded debt (including all advances under Abitibi’s facilities and the outstanding amount of any securitization programs, less cash and cash equivalents) to total capitalization (generally defined as equity and net funded debt) of 70% until December 31, 2007 and 65% thereafter; and

ii.	a minimum ratio of EBITDA (generally defined as net income, excluding extraordinary and non-recurring gains (or losses), gains (or losses) from assets sales or abandonments or reserves related thereto, and non-controlling interest items, plus interest expenses, plus income taxes plus amortization and depreciation) to interest expense of 1.50 to 1. This ratio has been waived, as noted below, until the end of the second quarter of 2008.
In July 2007, Abitibi amended its credit agreement to waive its interest coverage ratio requirement until the end of the second quarter of 2008 and also waived certain other provisions to permit the reorganization and rationalization of its corporate structure.
Abitibi’s credit agreement limits Abitibi’s ability to provide financial assistance in favor of any person that is not an Abitibi subsidiary, including its parent AbitibiBowater. However, Abitibi (including its subsidiaries) may (1) pay dividends or make other distributions to its shareholders and (2) guarantee the funded debt of any other person (certain subsidiaries of Abitibi are restricted however in their ability to incur funded debt and to guarantee funded debt of other persons).
Although we are currently in compliance with covenants under Abitibi’s credit facility, there can be no assurance that we will remain in compliance in the near term in light of the factors discussed above and our forecast of continued operating losses. Based on current forecasts for Abitibi, we expect it to be in default with its net funded debt to total capitalization covenant as measured at the end of the first quarter of 2008, however, we have developed a refinancing plan to address the upcoming debt maturities and replace Abitibi’s bank credit facilities. See discussion of liquidity and covenants under the “Business Strategy and Outlook” section.
Bowater’s Credit Facilities
On May 31, 2006, we entered into (i) a five-year credit agreement among Bowater as Borrower, several lenders, and Wachovia Bank, National Association, as Administrative Agent (the “U.S. Credit Agreement”) and (ii) a 364-day credit agreement, along with our subsidiary Bowater Canadian Forest Products Inc. (“BCFPI”), among BCFPI as Borrower, Bowater as parent Guarantor, several lenders, and The Bank of Nova Scotia as Administrative Agent (the “Canadian Credit Agreement”).
Bowater’s U.S. credit agreement provides for a $415 million revolving credit facility with a scheduled maturity date of May 25, 2011. The U.S. credit agreement is guaranteed by certain of our wholly-owned subsidiaries in the United States, and is secured by (i) liens on the inventory, accounts receivable and deposit accounts of Bowater and the guarantors (ii) pledges of 65% of the stock of certain of our foreign subsidiaries, and (iii) pledges of the stock of our U.S. subsidiaries that do not own mills or converting facilities. Availability under the U.S. credit facility is limited to 90% of the net consolidated book value of our accounts receivable and inventory, excluding BCFPI and its subsidiaries.
Bowater’s Canadian credit agreement provides for a $165 million revolving credit facility with a maturity date of May 30, 2008, subject to annual extensions. The Canadian credit agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI. Availability under the Canadian credit facility is limited to 65% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries. We believe that this credit agreement will be extended or a similar agreement entered into given the fact that the agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI.
Financial covenants under Bowater’s U.S. and Canadian credit facilities are based upon Bowater’s consolidated financial results and consist of the following two ratios:
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

ii.	a minimum ratio of EBITDA, as defined, plus gains (or minus losses) from asset dispositions to interest expense of 2.00 to 1. This ratio has been amended, as noted below, through October 1, 2008.
On November 2, 2007, we obtained an amendment to Bowater’s U.S. and Canadian credit agreements allowing us to adjust EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items and gains (or losses) on asset dispositions, plus income taxes plus depreciation plus interest expense) for non-recurring gains or losses without limitation. In addition, the minimum ratio of EBITDA, as defined, plus gains (or minus losses) from asset dispositions to interest expense was lowered from 2.00 to 1 to 1.50 to 1 effective October 1, 2007, increasing gradually back up to 2.00 to 1 by October 1, 2008.
On February 25, 2008, we obtained amendments to Bowater’s U.S. and Canadian credit agreements. The amendment to the U.S. credit agreement was entered into between Bowater and certain subsidiaries of Bowater, AbitibiBowater, certain lenders and Wachovia Bank, National Association, as administrative agent for the various lenders under that credit agreement. The amendment to the Canadian credit agreement was entered into among BCFPI, Bowater and certain subsidiaries of Bowater, AbitibiBowater, certain lenders and The Bank of Nova Scotia, as administrative agent for the lenders under that credit agreement. The amendments principally (i) contemplate the transfer by Bowater of the Catawba, South Carolina mill assets and related operations to a new wholly-owned subsidiary of Bowater (the “Catawba Subsidiary”); (ii) permit the transfer of the equity of the Catawba Subsidiary to AbitibiBowater, (iii) make the Catawba Subsidiary an additional borrower under the U.S. credit agreement and a guarantor of the Canadian obligations; (iv) permit the Catawba Subsidiary, AbitibiBowater, Bowater and/or certain of their subsidiaries to incur up to an aggregate of $700 million of additional secured indebtedness, subject to certain conditions; (v) for 2008, increase the applicable margin and increase the first lien leverage ratio requirement (4.50 to 1 to March 31, 2008 and gradually decreasing to 1.25 to 1 by October 1, 2008) and decrease the interest coverage ratio requirement (.75 to 1 to March 31, 2008 and gradually increasing to 2.00 to 1 by January 1, 2009) and (vi) waive any and all defaults that may have occurred as a result of a failure by Bowater and its subsidiaries to comply with certain financial covenants. The amendments contemplate that the Catawba Subsidiary will grant a mortgage on the Catawba mill assets on or before March 31, 2008 as security for $250 million of the indebtedness outstanding under the U.S. credit agreement and for $50 million as security for the Canadian credit agreement. As a consequence of the new previously announced financing plan, we have decided to delay the transfer of the Catawba mill and the granting of security, we will be asking the lenders of our bank facility to agree to this delay as well as make other modifications of the agreement.
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
Bowater was not in compliance with both financial covenants as of December 31, 2007; however, we have obtained a waiver through March 31, 2008, the next compliance date. Considering the covenant amendments obtained on February 25, 2008, and anticipating the lenders’ agreement to delay or waive both our separation of the Catawba mill and the corresponding grant of additional security to the lenders, we expect Bowater to be in compliance throughout 2008.

CONTRACTUAL OBLIGATIONS
We have obligations to repay our outstanding debt that matures at various dates in the future. In addition, we enter into various supply and cutting rights agreements, guarantees and purchase commitments in the normal course of business. The following summarizes our contractual obligations at December 31, 2007 on a consolidated basis and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Within	1 – 3	4 – 5	After
(In millions)	Total	1 Year	Years	Years	5 Years

Long-term debt, including current installments (1)	$6,221	$955	$2,146	$878	$2,242
Non-cancelable operating lease obligations (2)	145	36	49	18	42
Purchase obligations (3)	588	71	182	113	222
Tax reserves	88	7	28	14	39
Pension funding (4)	260	260	-	-	-
Severance obligation(5)	103	101	2	-	-

Total contractual obligations	$7,405	$1,430	$2,407	$1,023	$2,545

(1)	Long-term debt commitments exclude related discounts and revaluation of debt of $573 million at December 31, 2007, as these items require no cash outlay.

(2)	We control 0.1 million acres of timberlands under long-term leases expiring 2023 to 2058. In addition, we lease certain office premises, office equipment, and transportation equipment under operating leases.

(3)	Purchase obligations include, among other things, a fiber supply contract for our Coosa Pines operation with commitments totaling $74 million through 2014 and a steam supply contract for our Dolbeau operations with commitments totaling $206 million through 2023. Purchase obligations from Abitibi include a cogeneration agreement at our Bridgewater operations in England, totaling $199 million through 2015. We also have a gas pipeline contract at our Mackenzie operations totaling $3 million through 2012.

(4)	Pension funding is calculated on an annual basis.

(5)	Approximately $49 million of our severance obligation is associated with the closures announced as a result of our comprehensive strategic review (See Note 6, Closure Costs, Impairment and Related Charges); mill-wide restructurings at our Thunder Bay, Ontario; Gatineau, Quebec and Dolbeau, Quebec facilities; lump-sum payouts of pension assets to certain employees and changes to our postretirement benefit plans. We recorded an additional severance liability of $60 million as a result of the preliminary allocation of the purchase price of Abitibi to severance liabilities assumed in the Combination. This obligation is expected to be paid out in 2008 and 2009.
In addition to the items shown in the table above, AbitibiBowater is party to employment and change-in-control agreements with its executive officers. Those agreements are described under the heading “Executive Compensation – Employment and Change in Control Agreements” in our Proxy Statement with respect to the 2008 Annual Meeting of Shareholders to be filed under Regulation 14A under the Securities Exchange Act of 1934, as amended.
MONETIZATION OF TIMBER NOTES
In connection with certain timberland sales transactions in 2002 and prior years, Bowater received a portion of the sale proceeds in notes receivable from institutional investors. In order to increase our liquidity, we monetized these notes receivable using qualified special-purpose entities (“QSPEs”) set up in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The more significant aspects of the QSPEs are as follows:
▪	The QSPEs are not consolidated within our financial statements. The business purpose of the QSPEs is to hold the notes receivable and issue debt securities to third parties. The value of these debt securities is equal to approximately 90% of the value of the notes receivable. The full principal amounts of the notes receivable are backed by letters of credit issued by third-party financial institutions.

▪	Our retained interest consists principally of the net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued by the QSPE to third parties) and a cash reserve account. Fair value of our retained interests was estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates.

▪	The cash reserve accounts were established at inception and are required to meet specified minimum levels throughout the life of the debt issued by the QSPEs to third party investors. Any excess cash flows revert to Bowater on a quarterly or semi-annual basis. The cash reserve accounts revert to Bowater at the maturity date of the third-party debt.

▪	We may be required to make capital contributions to the QSPEs from time to time in sufficient amounts so that the QSPEs will be able to comply with their covenants regarding the payment of taxes, maintenance as entities in good standing, transaction fees, contractual indemnification of the collateral agent and certain other parties, and the maintenance of specified minimum amounts in the cash reserve account. Notwithstanding these covenants, because of the expected net available cash flow to the QSPEs (interest and principal on notes receivable backed by letters of credit will be in excess of interest and principal on debt securities), Bowater does not expect to be required to make additional capital contributions, nor have any capital contributions been required to date.

▪	Bowater currently guarantees approximately $6 million, representing 25% of the outstanding investor notes’ principal balance of Timber Note Holdings LLC, one of our QSPEs. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayment of $2 million) through 2008. The remaining investor notes’ principal amount is to be repaid in 2009. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable, neither of which has ever occurred.
The following summarizes our retained interest in QSPEs and those QSPEs total assets and obligations as of December 31, 2007 (in millions):

				Excess of
	Retained	Total	Total	Assets over
Qualified Special Purpose Entity	Interest	Assets	Obligations	Obligations

Calhoun Note Holdings AT LLC	$7	$73	$64	$9
Calhoun Note Holdings TI LLC	10	73	62	11
Bowater Catawba Note Holdings I LLC	2	19	17	2
Bowater Catawba Note Holdings II LLC	10	96	87	9
Timber Note Holdings LLC	3	28	25	3
Bowater Saluda LLC	8	99	89	10

	$40	$388	$344	$44

No QSPEs are permitted to hold AbitibiBowater stock and there are no commitments or guarantees that provide for the potential issuance of AbitibiBowater stock. These entities do not engage in speculative activities of any description and are not used to hedge AbitibiBowater positions, and no AbitibiBowater employee is permitted to invest in any QSPE.
EXCHANGE RATE FLUCTUATION EFFECT ON EARNINGS
We compete with North American, European and Asian producers in most of our product lines. Our products are sold and denominated in U.S. dollars, Canadian dollars and selected foreign currencies. A substantial portion of our manufacturing costs are denominated in Canadian dollars. In addition to the impact of product supply and demand, changes in the relative strength or weakness of the U.S. dollar may also affect international trade flows of these products. A stronger U.S. dollar may attract imports into North America from foreign producers, increase supply and have a downward effect on prices, while a weaker U.S. dollar may encourage U.S. exports and increase manufacturing costs that are in Canadian dollars or other foreign currencies. Variations in the exchange rates between the U.S. dollar and other currencies, particularly the Euro and the currencies of Canada, United Kingdom, Sweden and certain Asian countries, will significantly affect our competitive position compared to many of our competitors.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes depends primarily on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels and the magnitude, and direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects. During 2007, the relative value of the Canadian dollar ranged from a low of US$0.85 in January 2007 to a high of US$1.09 in November 2007.
Under the exchange rates, hedging levels and operating conditions that existed during 2007, for every one cent increase in the Canadian-U.S. dollar exchange rate, our operating income, before currency hedging, for 2007 would have been reduced by approximately $14 million.
Based on exchange rates, hedging levels and operating conditions projected for the first quarter of 2008, we project that a one-cent increase in the Canadian dollar exchange rate would reduce our operating income for the first quarter by approximately $7 million.
If the Canadian dollar remains strong for an extended period of time, it could influence the foreign exchange rate assumptions that are used in our evaluation of goodwill and long-lived assets for impairment and, consequently, result in additional goodwill or asset impairment charges. See the discussion under “Critical Accounting Estimates – Goodwill” and “Critical Accounting Estimates – Long-lived Assets.”
We have entered into sales agreements denominated in the British pound sterling, representing less than 5% of our sales for the year ended December 31, 2007. Accordingly, changes in the British pound sterling-U.S. dollar exchange rate impact the amount of revenues we recognize. The magnitude and direction of the impact primarily depends on our sales volume under these sales agreements, our hedging levels, and the magnitude, direction and duration of changes in the British pound sterling-U.S. dollar exchange rate. Decreases in the value of the British pound sterling versus the U.S. dollar reduce our sales, which are reported in U.S. dollars.
HEDGING PROGRAMS
For a description of our hedging activities, see Note 19 to our Consolidated Financial Statements included in this Report on Form 10-K.
Abitibi’s foreign exchange instruments were in a substantial gain position at the date of the Combination due to the strengthening of the Canadian dollar against the U.S. dollar. In November 2007, the Board authorized the monetization of Abitibi’s forward exchange and tunnel contracts (a combination of put and call options). We completed the monetization of these derivative instruments in 2007 and, as a result, received cash proceeds of approximately $24 million upon the termination of certain of these contracts. For those contracts that were not terminated, we entered into offsetting currency forward contracts to effectuate the monetization.
Canadian Dollar and U.S. Dollar Forward Contracts and U.S. Dollar Tunnel Contracts
We pay a significant portion of the operating expenses of our Canadian mill sites in Canadian dollars. To reduce our exposure to U.S.-Canadian dollar exchange rate fluctuations, we enter into and designate forward contracts and tunnel contracts to hedge certain of our forecasted Canadian dollar cash outflows at our Canadian mill operations, which we believe are probable of occurring. Hedge ineffectiveness associated with these forward contracts was negligible for the periods presented. The contracts outstanding at December 31, 2007 relate only to the financial instruments discussed above that were not terminated but were monetized through the establishment of offsetting contracts. These financial instruments do not qualify for hedge accounting. Gains and losses of the outstanding contracts are expected to, for the most part, offset each other in the Consolidated Statement of Operations. As of December 31, 2007, the fair value of our outstanding forward contracts and offsetting forward contracts, which each have a notional amount of $70 million, is a net asset of $5 million.
British Pound Sterling Forward Contracts
We have entered into sales agreements denominated in British pound sterling. We began entering into currency forward contracts in early 2007 to partially limit our exposure to British pound sterling-U.S. dollar exchange rate fluctuations with respect to our British pound sterling sales. These currency forward contracts, which did not qualify for hedge accounting treatment during the year, are recorded at fair value with changes in fair value reported in sales in the Consolidated Statement of Operations. Pre-tax losses recognized on these contracts in 2007 were negligible. There are no contracts outstanding as of December 31, 2007.

Natural Gas Hedging Program
We began entering into natural gas swap agreements in 2006 under our natural gas hedging program for the purpose of reducing the risk inherent in fluctuating natural gas prices. Our natural gas costs are based on a publicly traded index of natural gas prices plus a fixed amount. The natural gas swap agreements allow us to minimize the effect of fluctuations in that index by contractually exchanging the publicly traded index upon which we are billed for a fixed amount of natural gas costs. The swap agreements, which did not qualify for hedge accounting treatment during the year, are recorded at fair value with changes in fair value reported in cost of sales in the Consolidated Statements of Operations. As a result, approximately $1 million of pre-tax losses were recognized in our Consolidated Statement of Operations in both 2007 and 2006, respectively, for contracts that we entered into to economically hedge forecasted transactions expected to occur through December 2008. As of December 31, 2007, the fair value of our outstanding natural gas swap agreements, which have a notional amount of $6 million, is negligible.
Interest rate swaps
We acquired Abitibi’s outstanding interest rate swaps in the Combination. Abitibi had utilized interest rate swaps to manage their fixed and floating interest rate mix on their long-term debt. The interest rate swaps do not qualify for hedge accounting treatment after the Combination; therefore, changes in fair value of these derivative instruments is recorded in interest expense in the Consolidated Statement of Operations. As of December 31, 2007, the fair value of our outstanding interest rate swaps, which have a notional amount of $850 million, is a liability of $4 million. Approximately $7 million of pre-tax gains were included in interest expense in 2007.
ENVIRONMENTAL ITEMS
We are subject to a variety of federal, state, provincial and local environmental laws and regulations in the jurisdictions in which we operate. We believe our operations are in material compliance with current applicable environmental laws and regulations. Environmental regulations promulgated in the future could require substantial additional expenditures for compliance and could have a material impact on AbitibiBowater, in particular, and the industry in general.
We may be a “potentially responsible party” with respect to three hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. We believe we will not be liable for any significant amounts at any of these sites.
We currently have recorded $27 million for environmental liabilities. Approximately $24 million of this $27 million relates to environmental reserves established in connection with prior acquisitions, including the Combination with Abitibi. The majority of these liabilities are discounted to present value, and they are included in other long-term liabilities on the Consolidated Balance Sheets. The $27 million represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires that all changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. It also requires that any gain or loss on the deconsolidation of the subsidiary to be measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment. This Statement requires expanded presentation and disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this statement on our results of operations and financial position.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in SFAS 141, “Business Combinations”, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R makes a number of changes in the following areas: how the acquisition method is applied, such as measuring the assets acquired, the liabilities assumed, and any non-controlling interest at their fair values; recognizing assets acquired and liabilities assumed arising from contingencies; recognizing contingent consideration at the acquisition date, measured at its fair value; and recognizing a gain in the event of a bargain purchase (i.e. negative goodwill). SFAS 141R will be applied prospectively for business combinations for which the acquisition date is on or after the beginning of fiscal years beginning after December 15, 2008, and in the case of post-acquisition tax adjustments, for all business combinations, regardless of the acquisition date.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The decision to elect the fair value option may be applied on an instrument by instrument basis, with a few exceptions, is irrevocable, unless a new election date occurs, and is applied to entire instruments only, not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 1, 2007. SFAS 159 would allow us, for example, to change the way we account for certain investments from the equity method (where we records our proportional interest in the operations of an investee) to a method that would base our income on a change in the fair value of the investment. We have not yet determined whether we will make this election to change the accounting basis of any of our eligible assets or liabilities.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides enhanced guidance for determining the fair value of assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 as it is applied to financial assets and liabilities and for fiscal years beginning after November 15, 2008 as it is applied to non-financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Under the guidance of SFAS 157, the valuation of liabilities assumes that the credit risk of the liability is the same before and after the transfer. Although we are still determining which of the valuations used in our financial statements will be affected by this guidance, we have identified that the liability for the fair value of interest rate swaps is one of them. These instruments are carried in the balance sheet at fair value, which has previously been based on the amount for which they could be settled with their counterparty. Under the guidance of SFAS 157, beginning in 2008, their valuation will also consider the credit risk of AbitibiBowater, resulting in the liability being recorded at an amount different than its settlement value. We have not yet determined the amount of this difference.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates, assumptions and judgments and rely on future projections of results of operations and cash flows. We base our estimates, assumptions and judgments on historical data and other information that we believe are reasonable under the circumstances. These estimates, assumptions and judgments affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of our financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting periods. It is important that the reader of our financial statements understand that actual results could differ materially from these estimates, assumptions and judgments.
A summary of our significant accounting policies is disclosed in Note 2 to our Consolidated Financial Statements. Based upon a review of our significant accounting policies, we believe the following accounting policies require us to make estimates, assumptions and judgments that can significantly affect the results reported in our Consolidated Financial Statements.

Pension and Other Postretirement Benefit Obligations
Description
We record assets and liabilities associated with our pension and other postretirement benefit obligations that may be considered material to our financial position. We also record net periodic benefit costs associated with these obligations as our employees render service.
Judgments and Uncertainties Involved in the Estimate
The following inputs are needed to calculate the fair value of our plan assets and our pension and other postretirement benefit obligations. These inputs are also used to determine our net periodic benefit costs each year. The determination of these inputs requires judgment:
▪	discount rate – used to arrive at the net present value of the pension and other postretirement benefit obligations;

▪	return on assets – used to estimate the growth in the value of invested assets that are available to satisfy pension benefit obligations;

▪	rate of compensation increase – used to calculate the impact future pay increases will have on pension and other postretirement benefit obligations; and

▪	health care cost inflation rate – used to calculate the impact of future health care costs on postretirement benefit obligations.
We determined the discount rate by considering the timing and amount of projected future benefit payments and is based on, for our U.S. plans, a portfolio of long-term high quality corporate bonds of a similar duration or, for our Canadian and other plans, a model that matches the plan’s duration to published yield curves. To develop the assumption for our expected long-term rate of return on assets, we considered the historical returns and the future expectations for returns for each class of assets held in our pension portfolios, as well as the target asset allocation of those portfolios. In determining the rate of compensation increase, we reviewed historical salary increases and promotions while considering the impact of current industry conditions and our future industry outlook. For the health care cost inflation rate, we considered historical trends for these costs in the U.S. and Canada.
Effect if Actual Results Differ from Assumptions
Variations in assumptions could have a significant effect on the net periodic benefit cost and net pension and other postretirement benefit obligations reported in our Consolidated Financial Statements. For example, a 25 basis point change in any one of these assumptions would increase (decrease) our 2007 net periodic benefit cost for our pension and other postretirement plans and our net pension and other postretirement benefit obligations as follows (in millions):

			Net Pension and Other
			Postretirement Benefit
	Net Periodic Benefit Cost		Obligations
	25 Basis	25 Basis	25 Basis	25 Basis
	Point	Point	Point	Point
Assumption	Increase	Decrease	Increase	Decrease

Discount rate	$(7)	$6	$(187)	$191
Return on assets	(6)	6	-	-
Rate of compensation increase	2	(2)	28	(28)
Health care cost inflation rate	1	(1)	9	(8)

The above sensitivity amounts for net periodic benefit cost include the impact of our Abitibi pension and other postretirement benefit plans for the period following the Combination (from October 29, 2007 to December 31, 2007) and for our Bowater pension and other postretirement plans for the entire year, presented separately in the table below (in millions):

	Net Periodic Benefit Cost for		Net Periodic Benefit Cost for
	Bowater Plans		Abitibi Plans (from October 29,
	(for the entire year of 2007)		2007 to December 31, 2007)
	25 Basis	25 Basis	25 Basis	25 Basis
	Point	Point	Point	Point
Assumption	Increase	Decrease	Increase	Decrease

Discount rate	$(7)	$6	$-	$-
Return on assets	(5)	5	(1)	1
Rate of compensation increase	2	(2)	-	-
Health care cost inflation rate	1	(1)	-	-

Goodwill
Description
We have a significant amount of goodwill recorded in our Consolidated Balance Sheets. We review the carrying value of our goodwill for impairment in the fourth quarter of each year or more frequently, if an event occurs that triggers such an interim review. Goodwill is allocated to reporting units for purposes of performing a test for impairment. As a result of the Combination with Abitibi, our goodwill increased by approximately $190 million. The purchase price allocation is preliminary and subject to refinement during the allocation period, which is not expected to last beyond a year from the date of purchase to allow for the finalization of the gathering and review of all pertinent information and as such the goodwill may change. We performed our annual test for impairment in the fourth quarter of 2007 prior to the Combination. As discussed more fully in Note 2 to our Consolidated Financial Statements, if a reporting unit’s carrying value exceeds its fair value, an impairment charge equal to the difference in the carrying value of the goodwill and the implied fair value of the goodwill is recorded. No impairment charges were recorded in 2007. As a result of the decisions announced upon the completion of the initial phase of the comprehensive strategic review on November 29, 2007, we reviewed the facts and circumstances surrounding the event and determined that it was not more likely than not that the fair value of the reporting units have fallen below their carrying values and, therefore, an interim test of impairment was not performed.
Judgments and Uncertainties Involved in the Estimate
We determined the fair values of our reporting units relying primarily on the discounted cash flow method. This method uses projections of cash flows from each of the reporting units. Several of the key assumptions used in our valuation models include periods of operation, projections of product pricing, production levels, product costs, market supply and demand, foreign exchange rates, inflation, weighted average cost of capital and capital spending. We derive these assumptions from several sources, including our internal budgets, which contain existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. We believe that our internal forecasts are consistent with those that would be used by a potential buyer in valuing our reporting units.
Our products are commodity products; therefore, pricing is inherently volatile and often follows a cyclical pattern. The average price over a commodity cycle forms the basis of our product pricing assumption. We derive our pricing estimates from information generated internally, from industry research firms and from other published reports and forecasts. Because the strength of the Canadian dollar (as compared to the U.S. dollar) is near historical highs, we believe a potential buyer would consider a shorter-term view of exchange rates between the Canadian and U.S. dollar. Therefore, we used foreign exchange rates that are based on market forward rates for 2008 followed by a gradual reversion to a 5-year historical average.
Determining the reporting units to which we should allocate the goodwill takes considerable judgment and is based upon the determination of the reportable segments, which in and of itself, requires management’s judgment. We are required to evaluate whether each component (i.e., one level below the reportable segment) is a business by assessing those business elements (inputs, processes, outputs) that are present within the component, those business elements that are missing from the component, and the degree of difficulty in replacing the missing elements. Further, if any of the components are considered a business, we are required to determine whether they are similar for purposes of aggregation into a single reporting unit. Our similarity assessment included a review of the customers, products, distribution methods and other pertinent information associated with each component that qualified as a business. Once the reporting units are defined, we are required to determine which reporting units benefit synergistically from the Combination and allocate the acquired goodwill to those reporting units based on their relative fair values.
In our 2007 impairment test, there were no indications of impairment for any of our reporting units, and the fair values of each reporting unit exceeded its carrying value amounts by at least 10%.
Effect if Actual Results Differ from Assumptions
A number of judgments were made in the determination of our reporting units. If a different conclusion had been reached for any one of those assumptions, it could have resulted in the identification of reporting units different from those we actually identified. This may have resulted in a different conclusion when comparing the fair value to the carrying value of the reporting unit.
The assumptions used in our valuation models are interrelated. The continuing degree of interrelationship of these assumptions is itself a significant assumption. Because of the interrelationships among the assumptions, we do not believe it would be meaningful to provide a sensitivity analysis on any of the individual assumptions. However, one key assumption in our valuation model is the weighted average cost of capital, which is used to discount the projected cash flows. If the weighted average cost of capital was lower, the measure of the fair value of our assets would increase. Conversely, if the weighted average cost of capital was higher, the measure of the fair value of our assets would decrease. If our estimate of the weighted average cost of capital used were to increase by 25 basis points, the fair value of each reporting unit in our 2007 annual impairment test would continue to exceed their respective carrying values.
Another key assumption in our valuation model is foreign exchange. Continuation of a strong Canadian dollar could have a significant impact on the 5-year historical average and negatively impact future valuations. It could also have a significant impact on the other key assumptions used in our valuation models.
Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on our financial condition and operating results.
Long-lived Assets
Asset Impairment
Losses related to impairment of long-lived assets are recognized when circumstances indicate the carrying values of the assets may not be recoverable, such as continuing losses in certain locations. When certain indicators that the carrying value of a long-lived asset may not be recoverable are triggered, we evaluate the carrying value of the asset in relation to its expected undiscounted future cash flows. If the carrying value of the asset is greater than the expected undiscounted future cash flows, an impairment charge is recorded based on the excess of the long-lived asset’s carrying value over its fair value.
Immediately upon the Combination, we began a comprehensive strategic review of our operations to reduce costs and improve our profitability. On November 29, 2007, we announced our decision to reduce our newsprint and commercial papers production capacity by approximately one million metric tons per year during the first quarter of 2008. The reductions include the permanent closure of our Dalhousie, New Brunswick facility, the indefinite idling of our Donnacona, Quebec facility and the permanent closure of paper machine no. 3 at our Gatineau, Quebec facility. We recorded long-lived asset impairment charges of $100 million in 2007. (See Note 6 to our Consolidated Financial Statements).
Fixed Assets Acquired in an Acquisition
For fixed assets acquired in an acquisition, we estimate their fair value based on accepted valuation techniques. These techniques are dependent upon management estimates and assumptions. In connection with the Combination the preliminary estimates of fair value related to Abitibi’s fixed assets and other intangible assets were $3.2 billion and $1.2 billion, respectively. The purchase price allocation is preliminary and subject to refinement during the allocation period, which is not expected to last beyond a year from the date of purchase to allow for the finalization of the gathering and review of all pertinent information.
Judgments and Uncertainties Involved in the Estimate
Fixed assets acquired in an acquisition and asset impairment loss calculations require us to apply judgment in estimating asset fair values and future cash flows, including periods of operation, projections of product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation, projected capital spending and specifically for fixed assets acquired assigned useful lives and discount rate. One key assumption, especially for our long-lived assets in Canada, is the foreign exchange rate. We determined the foreign exchange rates based on market forward rates for 2008 followed by a gradual reversion to a 5-year historical average.
Effect if Actual Results Differ from Assumptions
Actual asset impairment losses could vary positively or negatively from estimated impairment losses if actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values. The fair value of the fixed assets and other intangible assets acquired in connection with the Combination could vary positively or negatively once the purchase price allocation is finalized. If the fair value of the fixed assets were to increase or decrease by $100 million, our depreciation could increase or decrease by approximately $5 million annually. If the fair value of the other intangible assets were to increase or decrease by $100 million, our amortization could increase or decrease by approximately $3 million annually.
Tax Exposure Matters
Description
In the normal course of business, we are subject to audits from federal, state, provincial and other tax authorities regarding various tax issues. Tax audits may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amount accrued. We believe that taxes accrued on the Consolidated Balance Sheets fairly represent the amount of future tax liability due. See further discussion of our ongoing and completed tax audits in Note 21 to our Consolidated Financial Statements.
When appropriate, we utilize certain income tax planning strategies to reduce our overall cost of income taxes. We have provided for our estimated exposure attributable to income tax planning strategies in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). We believe that the provision for liabilities resulting from the implementation of income tax planning strategies is appropriate. To date, we have not experienced an examination by governmental revenue authorities that would lead management to believe that our past provisions for exposures related to income tax planning strategies are not adequate.
Judgments and Uncertainties Involved in the Estimate
The amount of our income tax contingency reserve is based on our best estimate of the ultimate settlement of uncertain tax positions on specific issues upon audit by a taxing authority. The process to derive our reserve for all income tax liabilities, including those related to tax planning strategies, requires significant judgment, historical comparisons and reference to authoritative tax resources. On a quarterly basis, we review tax reserves based on changes in tax law, changes in facts or circumstances and all other relevant information.  Our tax reserves are adjusted based on current year requirements, an agreed determination or settlement of a particular matter, the expiration of the statute of limitations for a particular tax period or a change in facts or circumstances regarding the matter.
Effect if Actual Results Differ from Assumptions
Upon audit, it is possible that certain tax strategies might be challenged resulting in a change in our liability for income taxes. If actual results are not consistent with the assumptions and judgments used in determining and estimating our income tax reserves, actual tax expense could vary positively or negatively from our estimates.
Tax Valuation Allowances
Description
We have significant deferred tax assets in the U.S. and Canada related to certain discretionary costs such as research and development expenditures and capital cost recoveries, as well as tax credit carryforwards and ordinary loss carryforwards. We evaluate the deferred tax assets and assess the need for a valuation allowance based on changes in tax law, changes in facts or circumstances and all other relevant information. We have recorded a valuation allowance for certain Canadian, U.S., Korean and United Kingdom deferred tax assets. See discussion of our valuation allowances in Note 21 to our Consolidated Financial Statements.
Judgments and Uncertainties Involved in the Estimate
We are required to assess whether it is more likely than not that the deferred tax assets will be realized, based on forecasted income, or where necessary, the implementation of prudent and feasible tax planning strategies. The carrying value of our deferred tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits, or in the absence of sufficient future taxable income, that we would implement tax planning strategies to generate sufficient taxable income.
Effect if Actual Results Differ from Assumptions
If actual results are not consistent with the assumptions and judgments used in determining and estimating the realization of our deferred tax assets, actual tax expense could vary positively or negatively from our estimates.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
AbitibiBowater is exposed to risks associated with foreign currency exchange rates, commodity price risk and changes in interest rates.
Foreign Currency Exchange Risk
We have manufacturing operations in Canada, the United States, the United Kingdom and South Korea and sales offices located throughout the world. As a result, we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. Approximately 39% of our pulp and paper production capacity and a significant portion of our wood products production are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. See the information set forth under “Item 1A — Risks Factors – Currency fluctuations may adversely affect our results of operations and financial condition, and changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs” and under “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations—Exchange Rate Fluctuation Effect on Earnings” for further information on foreign exchange risks related to our operating costs. To reduce our exposure to differences in Canadian dollar exchange rate fluctuations, we periodically enter into and designate Canadian dollar-forward contracts to hedge certain of our forecasted Canadian dollar cash outflows. We estimate the monthly forecasted Canadian dollar outflows on a rolling 24-month basis and, depending on the level of the Canadian dollar, hedge the first monthly Canadian dollar outflows of manufacturing costs up to 90% of such monthly forecasts in each of the first twelve months and up to 80% in the following twelve months of total forecasted Canadian dollar outflows. At December 31, 2007, we had Canadian dollar forward contracts and offsetting forward contracts outstanding for a notional amount of $70 million each. We enter into British pound sterling forward contracts for an amount equal to up to 75% of outstanding sales contracts with U.K. customers, depending on the level of the British pound sterling. At December 31, 2007, we had no British pound sterling forward contracts outstanding. Information regarding the carrying value and fair market value of the contracts is set forth in Note 19 to our Consolidated Financial Statements included in this Form 10-K.
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate and variable-rate long-term debt and our short-term variable-rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We have a mix of fixed-rate and variable-rate borrowings. At December 31, 2007 and 2006, we had $4.6 billion and $2.0 billion, respectively, of fixed rate long-term debt and $1.1 billion and $268 million, respectively, of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate short and long-term debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our outstanding short and long-term variable rate debt, a 100 basis-point increase in interest rates would have increased our interest expense in 2007 and 2006 by approximately $11 million and $3 million, respectively, before the impact of our interest rate swaps. In addition, Abitibi has $850 million of notional amount of interest rate swaps that exchange a variable rate for a fixed rate. These swaps do not qualify for hedge accounting. A 100 basis point increase in short-term interest rates would have increased our cash disbursements for these swaps by approximately $9 million in 2007. The change in fair value of the instruments is recorded in interest expense in our Consolidated Statement of Operations.
Commodity Price Risk
We purchase significant amounts of energy, chemicals, wood fiber and recovered paper to supply our manufacturing facilities. These raw materials are market-priced commodities and, as such, are subject to fluctuations in market prices. Increases in the prices of these commodities will tend to reduce our reported earnings and decreases will tend to increase our reported earnings. From time to time, we may enter into contracts aimed at securing a stable source of supply for commodities such as timber, wood fiber, energy, chemicals and recovered paper. These contracts typically require us to pay the market price at the time of purchase. Thus under these contracts we generally remain subject to market fluctuations in commodity prices.

Item 8. Financial Statements and Supplementary Data
Abitibi and Bowater combination
On October 29, 2007, pursuant to a Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007, Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”) became wholly-owned subsidiaries of AbitibiBowater (the “Combination”). The Combination has been accounted for in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” Bowater is deemed to be the “acquirer” of Abitibi for accounting purposes, and AbitibiBowater is deemed to be the successor to Bowater for purposes of U.S. securities laws and regulations governing financial reporting. Therefore, unless otherwise indicated, our consolidated financial statements and notes reflect the results of operations and financial position of Bowater for the periods before October 29, 2007 and those of both Abitibi and Bowater for periods beginning on or after October 29, 2007.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions of US dollars except share and per share amounts)

	Years Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)
Sales	$3,876	$3,530	$3,484
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	3,206	2,683	2,541
Depreciation, amortization and cost of timber harvested	396	323	329
Distribution costs	410	334	340
Selling and administrative expenses	258	174	158
Closure costs, impairment and other related charges	123	253	83
Lumber duties refund	-	(92)	-
Arbitration award	28	-	-
Net gain on disposition of assets	(145)	(186)	(66)

Operating (loss) income	(400)	41	99
Interest expense	(249)	(196)	(199)
Other income, net	-	44	9

Loss before income taxes, minority interests and cumulative effect of accounting changes	(649)	(111)	(91)
Income tax benefit (provision)	158	(19)	(39)
Minority interests, net of tax	1	(5)	10

Loss before cumulative effect of accounting changes	(490)	(135)	(120)
Cumulative effect of accounting changes, net of tax	-	(3)	(1)

Net loss	$(490)	$(138)	$(121)

Loss per share:
Basic loss per common share:
Loss before cumulative effect of accounting changes	$(14.11)	$(4.55)	$(4.03)
Cumulative effect of accounting changes, net of tax	-	(0.09)	(0.02)

Net loss	$(14.11)	$(4.64)	$(4.05)

Diluted loss per common share:
Loss before cumulative effect of accounting changes	$(14.11)	$(4.55)	$(4.03)
Cumulative effect of accounting changes, net of tax	-	(0.09)	(0.02)

Net loss	$(14.11)	$(4.64)	$(4.05)

Average number of shares outstanding (in millions):
Basic and diluted	34.7	29.8	29.8

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED BALANCE SHEETS
(In millions of US dollars except share amounts)

	At December 31,
	2007	2006
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$195	$99
Accounts receivable, net	754	444
Inventories, net	906	350
Assets held for sale	184	19
Other current assets	103	47

Total current assets	2,142	959

Timber and timberlands	58	61
Fixed assets, net	5,707	2,878
Goodwill	779	590
Other intangible assets, net	1,203	-
Other assets	430	158

Total assets	$10,319	$4,646

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,206	$431
Short-term bank debt	589	-
Current installments of long-term debt	364	15
Liabilities associated with assets held for sale	19	-

Total current liabilities	2,178	446

Long-term debt, net of current installments	4,695	2,252
Pension and other postretirement benefit obligations	936	653
Other long-term liabilities	231	90
Deferred income taxes	230	313
Minority interests in subsidiaries	150	59
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value. Authorized 100,000,000 shares; issued 52,363,033 and 35,144,254 shares at December 31, 2007 and 2006, respectively	52	35
Exchangeable shares, no par value. Unlimited shares authorized; 5,106,627 and 740,392 shares outstanding at December 31, 2007 and 2006, respectively	276	68
Additional paid-in capital	2,313	1,663
Deficit	(598)	(76)
Accumulated other comprehensive loss	(144)	(371)
Treasury stock at cost, none at December 31, 2007 and 6,032,372 shares at December 31, 2006	-	(486)

Total shareholders’ equity	1,899	833

Total liabilities and shareholders’ equity	$10,319	$4,646

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions of US dollars except share and per-share amounts)

			Additional		Accumulated
	Common		Paid In	Retained	Other	Treasury	Total
	Stock	Exchangeable	Capital	Earnings	Comprehensive	Stock	Shareholders’
	(Restated)	Shares	(Restated)	(Deficit)	Loss	(Restated)	Equity

Balance at December 31, 2004	$35	$70	$1,650	$267	$(29)	$(486)	$1,507

Retraction of exchangeable shares (16,595 shares issued and exchangeable shares retracted)	–	(2)	2	–	–	–	–
Dividends on common stock ($1.54 per share)	–	–	–	(46)	–	–	(46)
Stock options exercised (35,880 shares)	–	–	2	–	–	–	2
Restricted stock units cancellation (5,306 shares)	–	–	–	–	–	–	–
Share-based compensation costs for equity awards	–	–	–	–	–	–	–
Treasury stock used for dividend reinvestment plans and to pay employee and director benefits (1,722 shares)	–	–	–	–	–	–	–
Comprehensive (loss) income:
Net loss	–	–	–	(121)	–	–	(121)
Foreign currency translation	–	–	–	–	4	–	4
Minimum pension liability, net of tax of $1	–	–	–	–	(73)	–	(73)
Change in unrealized gain on hedged transactions, net of tax of $35	–	–	–	–	(58)	–	(58)

Total comprehensive loss							(248)

Balance at December 31, 2005	$35	$68	$1,654	$100	$(156)	$(486)	$1,215

Cumulative adjustment to retained earnings for adoption of SAB 108	–	–	–	9	–	–	9
Retraction of exchangeable shares (5,520 shares issued and exchangeable shares retracted)	–	–	–	–	–	–	–
Dividends on common stock ($1.54 per share)	–	–	–	(47)	–	–	(47)
Restricted stock units vested (24,178 shares, net of shares forfeited for employee withholding taxes)	–	–	–	–	–	–	–
Share-based compensation costs for equity awards	–	–	9	–	–	–	9
Treasury stock used for dividend reinvestment plans and employee and director benefits (2,266 shares)	–	–	–	–	–	–	–
Comprehensive (loss) income:
Net loss	–	–	–	(138)	–	–	(138)
Foreign currency translation	–	–	–	–	–	–	–
Minimum pension liability, net of tax of $15	–	–	–	–	60	–	60
Change in unrealized gain on hedged transactions, net of tax of $12	–	–	–	–	(19)	–	(19)

Total comprehensive loss							(97)

Adjustment to initially apply SFAS 158, net of tax of $60	–	–	–	–	(256)	–	(256)

Balance at December 31, 2006	$35	$68	$1,663	$(76)	$(371)	$(486)	$833

Cumulative adjustment to retained deficit for the adoption of FIN 48	–	–	–	2	–	–	2
Retraction of exchangeable shares (598,625 shares issued and exchangeable shares retracted)	1	(34)	33	–	–	–	–
Dividends on common stock ($1.15 per share)	–	–	–	(34)	–	–	(34)
Restricted stock units vested (55,404 shares, net of shares forfeited for employee withholding taxes)	–	–	2	–	–	–	2
Share-based compensation costs for equity awards	–	–	12	–	–	–	12
Treasury stock used for dividend reinvestment plans and employee and director benefits (2,321 shares)	–	–	–	–	–	–	–
Cancellation of 6,030,051 shares of treasury stock and issuance of 22,594,801 common shares and 4,964,860 exchangeable shares to affect the Combination	16	242	603	–	–	486	1,347
Comprehensive (loss) income:
Net loss	–	–	–	(490)	–	–	(490)
Change in unamortized prior service costs, net of tax of $15	–	–	–	–	23	–	23
Change in unamortized actuarial gains and losses, net of tax of $43	–	–	–	–	224	–	224
Foreign currency translation	–	–	–	–	(11)	–	(11)
Change in unrealized gain on hedged transactions, net of tax of $4	–	–	–	–	(9)	–	(9)

Total comprehensive loss							(263)

Balance at December 31, 2007	$52	$276	$2,313	$(598)	$(144)	$–	$1,899

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of US dollars)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(490)	$(138)	$(121)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Cumulative effect of accounting changes, net of tax	–	3	1
Share-based compensation	13	5	–
Depreciation, amortization and cost of timber harvested	396	323	329
Closure costs, impairment and other related charges	100	249	83
Deferred income taxes	(76)	25	29
Minority interests, net of tax	(1)	5	(10)
Net pension (contributions) benefit costs	(116)	(41)	(33)
Net gain on disposition of assets	(145)	(186)	(66)
Gain on extinguishment of debt	–	(13)	–
Gain on translation of foreign currency denominated debt	(29)	(1)	(10)
Changes in working capital:
Accounts receivable	99	(34)	(33)
Inventories	(1)	20	(40)
Income taxes receivable and payable	(3)	(21)	22
Accounts payable and accrued liabilities	63	(2)	13
Other, net	(57)	(12)	5

Net cash (used for) provided by operating activities	(247)	182	169

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(128)	(199)	(168)
Dispositions of assets, including timber and timberlands	197	332	76
Cash acquired in the Combination	116	–	–
Direct acquisition costs related to the Combination	(35)	–	–
Cash received in monetization of financial instruments	24	–	–
Other investing activities, net	3	(3)	–

Net cash provided by (used for) investing activities	177	130	(92)

Cash flows from financing activities:
Cash dividends, including minority interests	(49)	(46)	(46)
Short-term financing	263	370	572
Short-term financing repayments	(33)	(432)	(591)
Repurchases and payments of long-term debt	(15)	(135)	(14)
Stock options exercised	–	–	2

Net cash provided by (used for) financing activities	166	(243)	(77)

Net increase in cash and cash equivalents	96	69	–
Cash and cash equivalents:
Beginning of year	99	30	30

End of year	$195	$99	$30

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $–, $4, and $1	$220	$210	$207
Income taxes	$–	$15	$–

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Basis of Presentation
Nature of operations
AbitibiBowater Inc. (“AbitibiBowater”, also referred to as “we” or “our”) was incorporated in Delaware on January 25, 2007. AbitibiBowater is a leading producer of newsprint and coated and specialty papers. In addition, we produce and sell market pulp and wood products. We operate pulp and paper manufacturing facilities in Canada, the United States, the United Kingdom and South Korea as well as sawmills, remanufacturing facilities and engineered wood facilities in Canada and the United States. We are among the largest recyclers of newspapers and magazines in the world.
Abitibi and Bowater combination
On October 29, 2007, pursuant to a Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007, Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”) combined in a merger of equals with each becoming a wholly-owned subsidiary of AbitibiBowater (the “Combination”). The Combination has been accounted for in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” Bowater is deemed to be the “acquirer” of Abitibi for accounting purposes, and AbitibiBowater is deemed to be the successor to Bowater for purposes of U.S. securities laws and regulations governing financial reporting. Therefore, unless otherwise indicated, our consolidated financial statements and notes reflect the results of operations and financial position of Bowater for the periods before October 29, 2007 and those of both Abitibi and Bowater for periods beginning on or after October 29, 2007.
As a result of the Combination, each issued and outstanding share of Bowater common stock was converted into 0.52 of a share of AbitibiBowater common stock. Each issued and outstanding exchangeable share of Bowater Canada Inc. (a wholly-owned subsidiary of Bowater now named AbitibiBowater Canada Inc.) was changed into 0.52 of an exchangeable share of AbitibiBowater Canada Inc. Each issued and outstanding share of Abitibi common stock was exchanged for either 0.06261 of a share of AbitibiBowater common stock or 0.06261 of an exchangeable share of AbitibiBowater Canada Inc. All Abitibi and Bowater stock options, stock appreciation rights and other stock-based awards outstanding, whether vested or unvested, were converted into AbitibiBowater stock options, stock appreciation rights or stock-based awards. The number of shares subject to such converted awards was adjusted by multiplying the number of shares outstanding by the Abitibi exchange ratio of 0.06261, in the case of an Abitibi award, and by the Bowater exchange ratio of 0.52, in the case of a Bowater award. Similarly, the exercise price of the converted stock options or base price of the stock appreciation rights was adjusted by dividing such price by the Abitibi exchange ratio or the Bowater exchange ratio as appropriate. We retroactively restated all share and share-related information in our consolidated financial statements and notes for all periods before the Combination to reflect the Bowater exchange ratio of 0.52.
Refer to Note 3, Business Combination, for pro forma financial information and the preliminary allocation of the purchase price to the identifiable assets and liabilities of Abitibi.
Financial statements
We have prepared the consolidated financial statements in accordance with U.S. GAAP. All amounts are expressed in U.S. dollars, unless otherwise indicated. We have reclassified some of the figures for the comparative years in the consolidated financial statements and notes to make them consistent with the presentation for the current year.
Consolidation
Our consolidated financial statements include the accounts of AbitibiBowater and our wholly-owned and controlled subsidiaries. All significant transactions and balances between these companies have been eliminated. All consolidated subsidiaries are wholly-owned with the exception of the following:

	AbitibiBowater		Partner
Consolidated Subsidiary	Ownership	Partner	Ownership

Produits Forestiers Saguenay	85.5%	Les Placements H.N.M.A. Inc.	14.5%
Produits Forestiers La Tuque	82.2%	Coopérative Forestière du Haut Saint-Maurice	17.8%
ACH Limited Partnership	75%	Caisse de dépôt et placement du Québec	25%
Manicouagan Power Company	60%	Alcoa Inc.	40%
Augusta Newsprint Company	52.5%	The Woodbridge Company	47.5%
Calhoun Newsprint Company (“CNC”)	51%	Herald Company, Inc.	49%
Bowater Mersey Paper Company Ltd.	51%	Washington Post Company	49%
Donohue Malbaie Inc.	51%	New York Times	49%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity method investments
We account for our investments in affiliated companies where we have significant influence, but not control, over their operations using the equity method of accounting.
Note 2. Summary of Significant Accounting Policies
Use of estimates
In preparing the consolidated financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to expected future cash flows used in our goodwill and long-lived asset impairment testing, fair value estimates in the preliminary allocation of the Abitibi purchase price, deferred tax asset valuation allowances and assumptions underlying our pension accounting. Estimates are based on a number of factors, including historical experience, current events and other assumptions that we believe are reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions.
Cash and cash equivalents
Cash and cash equivalents generally consist of direct obligations of the United States and Canadian governments and their agencies, demand deposits, banker’s acceptances, investment-grade commercial paper and other short-term investment-grade securities with a maturity of three months or less from the date of purchase. These investments are recorded at cost, which approximates their market value.
Accounts receivable (note 18)
Accounts receivable are recorded at cost, net of an allowance for doubtful accounts that is based on expected collectibility. Losses on the sale of accounts receivable (through our securitization program) are calculated by comparing the book value of the accounts receivable sold to the total of the cash proceeds received from the sale and the fair value of the retained interest in such receivables on the date of the transfer. Fair value is determined on a discounted cash flow basis. Losses on the sale of accounts receivable are recognized when incurred and included in “Other (expense) income, net” in the Consolidated Statements of Operations.
Monetization of notes receivable (note 18)
We monetized notes receivable using qualified special purpose entities (“QSPEs”) set up in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The QSPEs that were established for note monetization purposes have not been consolidated within our financial statements. Our retained interest consists principally of the excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the securities issued by the QSPE to third parties) and a cash reserve account established at inception. Fair value of the retained interests was estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates. Our retained interests are included in “Other assets” in the Consolidated Balance Sheets. Excess cash flows revert to us on a quarterly or semi-annual basis. The cash reserve account reverts to us at the maturity of the investor notes.
Inventories (note 11)
Inventories are stated at the lower of cost or market value. Cost includes labor, materials and production overhead and is determined by using the average cost and last-in, first-out (“LIFO”) methods. Production overhead included in the cost of our inventories is based on the normal capacity of our production facilities. Unallocated overhead, including production overhead associated with abnormal production levels, is recognized in “Cost of sales” in the Consolidated Statements of Operations when incurred.
Timber and timberlands
We capitalize costs related to the acquisition of timber and timberlands and subsequent costs incurred for the planting and growing of timber. The cost generally includes the acquisition cost of land and timber, property taxes, lease payments, site preparation and other costs. These costs, excluding land, are expensed at the time the timber is harvested, based on annually determined depletion rates, and are included in “Depreciation, amortization and cost of timber harvested” in the Consolidated Statements of Operations. Growth and yield models are used to estimate timber volume on our land from year to year. These volumes affect the depletion rates, which are calculated annually based on the capitalized costs and the total timber volume based on the current stage of the growth cycle.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fixed assets (note 13)
Fixed assets are stated at cost less accumulated depreciation. The cost of the fixed asset is reduced by any investment tax credits or government capital grants received. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Repair and maintenance costs, including those associated with planned major maintenance, are expensed as incurred. We capitalize interest on borrowings during the construction period of major capital projects as part of the related asset and amortize the capitalized interest into earnings over the related asset’s remaining useful life.
Asset retirement obligations (note 16)
We record an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists; life is determinable; and a reasonable estimate of fair value can be made, even if the timing and/or settlement of the obligation is conditional on a future event that may or may not be within our control. The liability is accreted to recognize the passage of time using a credit adjusted risk-free interest rate, and the asset is depreciated over the life of the related equipment or facility. The asset and liability are subsequently adjusted for changes in the amount or timing of the estimated costs.
Environmental costs (note 22)
We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property are capitalized. We determine our liability on a site-by-site basis and record a liability at the time it is probable and can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are discounted to their present value when the amount and timing of expected cash payments are reliably determinable.
Impairment of long-lived assets (note 6)
Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying value of a long-lived asset or group of assets (herein defined as “long-lived asset”) may no longer be recoverable. The recoverability of a long-lived asset to be held and used is tested by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by that asset. In estimating the future undiscounted cash flows, we use projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the asset. The principal assumptions include periods of operation, projections of product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation and projected capital spending. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. Long-lived assets classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. In making our determination of the fair value of a long-lived asset, we rely primarily on the discounted cash flow method. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed or use has ceased.
Goodwill and other intangible assets (note 5)
We test goodwill for impairment annually in the fourth quarter of each year and when events or changes in circumstances indicate that goodwill might be impaired. We compare our reporting units’ fair values with their respective carrying values, including goodwill. If a reporting unit’s fair value exceeds its carrying value, no impairment loss is recognized. If a reporting unit’s carrying value exceeds its fair value, an impairment charge equal to the difference between the carrying value of the goodwill and the implied fair value of the goodwill is recorded. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit is the implied fair value of goodwill. In making our determination of the fair value of a reporting unit, we rely primarily on the discounted cash flow method. This method uses projections of cash flows from each of the reporting units and makes use of several key assumptions.
Intangible assets are recorded at cost. Amortization is provided on a straight-line basis over the estimated life of the asset. An impairment loss is recognized in the amount that the intangible asset’s carrying value exceeds its fair value if it is determined that the carrying amount is not recoverable.
Income taxes (note 21)
Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income and tax planning

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
strategies. We have not provided for U.S. income taxes on the undistributed earnings of certain of our foreign subsidiaries, as we have specific plans for the reinvestment of such earnings. We recognize interest and penalties accrued related to unrecognized tax benefits as components of income tax expense.
In January 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing the threshold a tax position is required to meet before being recognized in the financial statements. Tax benefits recognized in the Consolidated Statements of Operations are measured based on the largest benefit that cumulatively has a greater than fifty percent likelihood of being sustained. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption, we recorded a $2 million credit to our opening deficit balance. The credit represents the cumulative effect of adoption on prior periods.
Pension and other postretirement benefit obligations (note 20)
We recognize an asset or a liability for pension and other postretirement obligations net of the fair value of plan assets. An asset is recognized for a plan’s over-funded status, and a liability is recognized for a plan’s under-funded status. Changes in the funding status that have not been recognized in our net periodic benefit costs are reflected as an adjustment to our “Accumulated other comprehensive loss.” Net periodic benefit costs are recognized as employees render the services necessary to earn the pension and other postretirement benefits. Amounts we pay to match employees’ contributions in our defined contribution plans are expensed as incurred.
Financial instruments (note 19)
We record all derivatives as either assets or liabilities in the balance sheet at fair value. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are deferred and recorded as a component of “Accumulated other comprehensive loss” until the underlying transaction is recorded in earnings. At that time, gains or losses are reclassified from “Accumulated other comprehensive loss” to the Consolidated Statements of Operations on the same line as the underlying transaction has been recorded (cost of sales or interest expense). Any ineffective portion of a hedging derivative’s change in fair value is recognized immediately in earnings. Changes in the fair value of a derivative that has not been designated or does not qualify for hedge accounting treatment are recognized in earnings immediately.
Share-based compensation (note 24)
We amortize the fair value of our share-based awards over the requisite service period using the straight-line attribution approach. The requisite service period is reduced for those employees who are retirement eligible at the date of the grant or who will become retirement eligible during the vesting period. The fair value of our stock options is determined using a Black-Scholes option pricing formula. The fair value of our restricted stock units (“RSUs”) and deferred stock units (“DSUs”) are determined by multiplying the market price of a share of AbitibiBowater common stock on the grant date by the number of units. Share-based awards that are settled in cash or with shares purchased on the open market are recognized as a liability, which is remeasured at fair value at each balance sheet date. The cumulative effect of the change in fair value is recognized in the period of the change as an adjustment to compensation cost. We estimate forfeitures of share-based awards based on historical experience and recognize compensation cost only for those awards expected to vest. Estimated forfeitures are adjusted to actual experience as needed. Compensation cost for performance-based awards is recognized when it is probable that the performance criteria will be met.
We have elected to adopt the alternative transition method provided in FASB issued Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” for calculating the tax effects of share-based compensation. The additional paid-in capital (“APIC”) pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2007 and 2006, we had a sufficient APIC pool to cover any tax deficiencies recorded; as a result, these deficiencies did not affect our results of operations.
We classify the cash flows resulting from the tax benefit that arises from the exercise of stock options and the vesting of RSUs and DSUs that exceed the compensation cost recognized (excess tax benefits) as financing cash flows.
Before our adoption of the fair value recognition provisions of SFAS No. 123R, “Share-based Payments” and related interpretations (“SFAS 123R”) on January 1, 2006, our compensation costs were much lower as they were based on the intrinsic value of an award. In 2005, the Board accelerated the vesting of 609,830 unvested stock options granted to employees in 2004 and 2005. The exercise price for substantially all of the unvested stock option awards were below the closing market price at the time of the acceleration. We accelerated the vesting of these stock options to reduce compensation expense that would have been recorded in the Consolidated Statement of Operations in future periods upon the adoption of SFAS No. 123R. Results for periods prior to our adoption of SFAS 123R have not been restated. The table

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
below illustrates the pro forma effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to our share-based compensation plans in the year ended December 31, 2005:

(In millions, except per-share amounts)	2005

Net loss as reported:	$(121)
Add: Share-based compensation expense included in net loss	-
Deduct: Share-based compensation expense determined under fair value based methods, net of related tax effects	(8)

Pro forma net loss	$(129)

Loss per share:
Basic and diluted, as reported (restated)	$(4.05)
Basic and diluted, pro forma (restated)	(4.33)

For purpose of the above disclosure, the fair value of each option granted during the year ended 2005 was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2005

Assumptions:
Expected dividend yield	2.2%
Expected stock price volatility	29.0%
Risk-free interest rate	4.0%
Expected option lives	7.2 years
Weighted average fair value of options granted (restated)	$21.52

We estimated the expected dividend yield, expected volatility and expected life of each stock option based upon historical experience. The risk-free rate of interest is based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the stock option. Forfeitures were recognized as they occurred.
The adoption of SFAS 123R resulted in a cumulative effect of accounting change of $3 million, net of tax, (or $0.09 per share) that we recorded in the first quarter of 2006. This cumulative charge represents the fair value of the equity participation rights obligation at January 1, 2006, net of tax, which was estimated based on a Black-Scholes option pricing formula.
Revenue recognition
Most of our sales are generated from sales of pulp and paper products, which are primarily delivered to our customers directly from our mills by either truck or rail and typically have the terms free on board (“FOB”) shipping point. For these sales, revenue is typically recorded when the product leaves the mill. Sales are reported net of allowances and rebates, and the following criteria must be met before they are recognized: persuasive evidence of an arrangement exists, delivery has occurred and we have no remaining obligations, prices are fixed or determinable, and collectibility is reasonably assured.
Loss per share (note 10)
We calculate the basic loss per common share by dividing the net loss by the weighted average number of issued and outstanding common shares and exchangeable shares. The diluted loss per share represents what our loss per share would have been if instruments convertible into common shares (such as stock options and restricted stock units) that had the impact of increasing our loss per share had been converted either at the beginning of the year for instruments that were outstanding all year or from the date of issue for instruments issued during the year. The incremental shares are calculated using the treasury stock method.
Translation
The functional currency of the majority of our operations is the U.S. dollar. However, some of these operations maintain their books and records in their local currency in accordance with certain statutory requirements. Non-monetary assets and liabilities and related depreciation and amortization for these foreign operations are remeasured into U.S. dollars using historical exchange rates. Remaining assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
balance sheet date. Gains and losses from foreign currency transactions and from remeasurement of the balance sheet are reported as “Other income, net” in the Consolidated Statements of Operations. Income and expense items are remeasured into U.S. dollars using an average exchange rate for the period.
The functional currency of our self-sustaining foreign operations is the local currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates. Income and expense items are translated at average daily or monthly exchange rates for the period. The resulting translation gains or losses are recognized as a component of equity in “Accumulated other comprehensive loss.”
Staff Accounting Bulletin No. 108
In December 2006, we adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). We elected, as allowed under SAB 108, to reflect the effect of initially applying this guidance by adjusting the carrying amount of the impacted liabilities as of the beginning of 2006 and recording an offsetting adjustment to the opening balance of our retained earnings in 2006. We recorded a cumulative adjustment to increase our Retained Earnings by $9 million for the adoption of SAB 108.
The following table presents a description of the individual adjustments included in the cumulative adjustment to Retained Earnings. These adjustments were identified by management in the normal course of performing our internal control activities:

(In millions)		Description of the Adjustment	Years Impacted

Vacation liability (net of tax of $5)	$(9)	Adjusted to reflect under accrual of vacation liability	1980’s – 2003
Deferred tax liability	8	Adjusted to reflect impact of tax rate changes	1998 – 2002
Deferred tax liability	7	Adjusted to reflect tax basis of retirement assets	1980’s – 2005
Purchased materials liability	3	Adjusted to reflect accrual of amounts owed	2004 – 2005

Total	$9

In the 1980’s, our vacation expenses were recorded on a cash basis. Upon review of the vacation policies, it was determined that certain of our mill locations were not properly accruing their liabilities based on the vacation earned by employees. In 2003, we began adjusting the vacation liability for the change in vacation earned as compared to the prior year, thus reflecting the correct adjustment to each year’s income statement. A tax benefit of $5 million was recorded for the vacation liability adjustment.
In 1998, in connection with an acquisition, we established deferred tax liabilities through purchase accounting associated with certain Canadian mills acquired. These purchase accounting related deferred taxes were maintained at the existing effective tax rate and were not adjusted for changes in our effective tax rate. In 2003, we began adjusting these deferred tax liabilities for the current year’s income statement impact. In 2006, the deferred tax liability was adjusted to reflect the then current tax rates.
In the 1980’s, we established deferred tax liabilities for certain retirement plan assets based on our conclusions regarding the tax basis of these assets. The carrying amounts of that liability was not adjusted until 2006 after it was determined that the actual tax basis should have been lower than originally calculated and adjusted for contributions and distributions.
During a balance sheet review at one of our locations, it was determined that an accrual for purchased materials and services was overstated by $3 million. Automatic accruals had been established for the purchase order amount upon receipt of materials or services rendered, however, the appropriate amount was not released from the system upon receipt of a final invoice. The purchased materials liability was adjusted to reflect the amounts owed in 2006.
Recent accounting pronouncements
In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires that all changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. It also requires that any gain or loss on the deconsolidation of the subsidiary to be measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment. This Statement requires expanded presentation and disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
controlling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this statement on our results of operations and financial position.
In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in SFAS 141, “Business Combinations,” that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The Statement makes a number of changes to how the acquisition method is applied, such as measuring the assets acquired, the liabilities assumed, and any non-controlling interest at their fair values; recognizing assets acquired and liabilities assumed arising from contingencies; recognizing contingent consideration at the acquisition date, measured at its fair value; and recognizing a gain in the event of a bargain purchase (i.e. negative goodwill). SFAS 141R will be applied prospectively for business combinations for which the acquisition date is on or after the beginning of fiscal years beginning after December 15, 2008, and in the case of post-acquisition tax adjustments, for all business combinations, regardless of the acquisition date.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The decision to elect the fair value option may be applied on an instrument by instrument basis, with a few exceptions, is irrevocable, unless a new election date occurs, and is applied to entire instruments only, not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 1, 2007. For example, SFAS 159 would allow us to change the way we account for certain investments from the equity method (where we record our proportional interest in the operations of an investee) to a method that would base our income on a change in the fair value of the investment. We have not yet determined whether we will make this election to change the accounting basis of any of our eligible assets or liabilities.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides enhanced guidance for determining the fair value of assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 as it is applied to financial assets and liabilities and for fiscal years beginning after November 15, 2008 as it is applied to non-financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Under the guidance of SFAS 157, the valuation of liabilities assumes that the credit risk of the liability is the same before and after the transfer. Although we are still determining which of the valuations used in our financial statements will be affected by this guidance, we have identified that the liability for the fair value of interest rate swaps is one of them. These instruments are carried in the balance sheet at fair value, which has previously been based on the amount for which they could be settled with the counterparty. Under the guidance of SFAS 157, beginning in 2008, their valuation will also consider the credit risk of AbitibiBowater, resulting in the liability being recorded at an amount different than its settlement value. We have not yet determined the amount of this difference.
Note 3. Business Combination
As discussed in Note 1, Bowater combined with Abitibi on October 29, 2007 to form AbitibiBowater. To effect the Combination, we issued 29,253,446 shares of common stock and 625,424 exchangeable shares to former Bowater shareholders and 22,594,801 shares of common stock and 4,964,860 exchangeable shares to former Abitibi shareholders.
Abitibi is a leading producer of newsprint, coated and specialty papers, market pulp and wood products. The Combination was designed to create a stronger company, better able to meet changing customer needs, compete more effectively in an increasingly global market, adapt to lower demand for newsprint in North America, and deliver increased value to shareholders. Since AbitibiBowater is the successor to Bowater, Bowater’s historical share prices were used to calculate the purchase price per share, which was determined using an average of Bowater’s closing price beginning two days before and ending two days after January 29, 2007, the date on which the Combination Agreement was signed and announced. The Bowater exchange ratio of 0.52 was applied to this average share price, resulting in a purchase price per share of $48.79.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The purchase price was determined as follows (in millions, except for the exchange ratio and purchase price per share):

Number of Abitibi issued and outstanding shares at January 29, 2007	440.0
Exchange ratio	0.06261

AbitibiBowater exchanged shares	27.6
Purchase price per share	$48.79

Fair value of Abitibi’s outstanding shares at January 29, 2007	$1,344
Fair value of Abitibi’s stock options	3
Direct acquisition costs	37

Total purchase price	$1,384

In order to apply purchase accounting, the purchase price of $1.4 billion was allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values.  The purchase price allocation is preliminary and subject to refinement during the allocation period, which is not expected to last beyond a year from the date of purchase to allow for the finalization of the gathering and review of all pertinent information.  We have allocated the purchase price based on our preliminary estimates of the fair value of assets acquired and liabilities assumed as follows:

(in millions)

Cash	$116
Accounts receivable	411
Inventories	554
Assets held for sale	200
Prepaids and other current assets	69
Fixed assets	3,214
Goodwill (note 5)	188
Other intangible assets (note 5)	1,242
Other assets	617

Total assets acquired in the Combination	$6,611

Accounts payable and accrued liabilities	$695
Short-term bank debt	371
Current installments of long-term debt	342
Liabilities associated with assets held for sale	17
Long-term debt, net of current installments	2,454
Pension and other postretirement benefit obligations	646
Other long-term liabilities	230
Deferred income taxes	472

Total liabilities assumed in the Combination	$5,227

Total purchase price allocated to assets and liabilities acquired in the Combination	$1,384

In connection with the review and approval of the transaction by the Canadian government, AbitibiBowater agreed, among other things, for a period of three years after closing, to maintain its headquarters in Montreal, Canada; to maintain at least five Canadians on its Board of Directors; and to apply for listing of its common stock on the Toronto Stock Exchange (TSX). In connection with the review and approval of the transaction by the U.S. Department of Justice (“DOJ”), AbitibiBowater agreed, among other things, to divest one newsprint mill, Abitibi’s mill in Snowflake, Arizona. As a result, the assets and liabilities of our Snowflake mill have been recorded at fair value less costs to sell in assets held for sale and liabilities associated with assets held for sale, respectively.
As a result of the completion of the initial phase of our comprehensive strategic review, which began immediately following the Combination, we announced on November 29, 2007 that we will be permanently closing Abitibi’s Belgo, Quebec facility; Fort William, Ontario facility; and Lufkin, Texas facility and indefinitely idling Abitibi’s Mackenzie, British Columbia facility, including two sawmills that directly support the Mackenzie paper mill operations, during the first quarter of 2008. We included the costs to involuntarily terminate or relocate employees and the cost of certain contractual obligations, including environmental and asset retirement obligations, associated with these mill closures in liabilities assumed in the Combination, and they did not impact our Consolidated Statement of Operations. Additionally, the fair value of the fixed assets associated with these mills, recorded as part of the preliminary allocation of the purchase price, has been estimated taking into account the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
announced permanent closures and indefinite idlings.
The following unaudited information for the years ended December 31 presents a summary of consolidated results of operations of AbitibiBowater as if the Combination had occurred at the beginning of the respective periods. These pro forma results have been prepared for comparative purposes only.

	Year Ended December 31,
(Unaudited, in millions except per share data)	2007	2006

Sales	$7,000	$7,774
Operating (loss) income	(496)	360
Loss before cumulative effect of accounting changes	(436)	(93)
Net loss	(436)	(96)
Basic loss per share:
Loss before cumulative effect of accounting changes	(7.59)	(1.62)
Net loss	(7.59)	(1.67)
Diluted loss per share:
Loss before cumulative effect of accounting changes	(7.59)	(1.62)
Net loss	(7.59)	(1.67)

The 2007 pro forma operating loss and net loss include approximately $222 million of gains on disposition of assets, $123 million of closure costs, impairment and other related charges, $386 million of foreign currency transaction gains and $28 million of costs associated with an arbitration award, excluding any tax impact. The 2006 pro forma operating income and net loss include approximately $266 million of lumber duty refunds, $203 million of gains on disposition of assets, $261 of closure costs, impairment and other related charges and $18 million of foreign currency transaction gains, excluding any tax impact.
Note 4. Current Liquidity Assessment and Outlook
Our total liquidity is currently comprised of liquidity at our Abitibi and Bowater subsidiaries. See note 17, Short-term and Long-term Debt, for a discussion of our Bowater and Abitibi bank credit facilities and liquidity. Our Bowater subsidiary is expected to meet its debt obligations as they become due. Our Abitibi subsidiary, however, is currently experiencing a liquidity shortfall and faces significant near-term liquidity challenges. Abitibi has a total of $346 million of long-term debt that matures in 2008: $196 million principal amount of its 6.95% Senior Notes due April 1, 2008 and $150 million principal amount of its 5.25% Senior Notes due June 20, 2008. Abitibi also has revolving bank credit facilities with commitments totaling $711 million maturing in the fourth quarter of 2008. None of these debts has been refinanced. As of February 29, 2008, we had cash of approximately $190 million (approximately $94 million at Abitibi and approximately $96 million at Bowater), and undrawn amounts under our bank credit facilities of approximately $280 million, (approximately $62 million at Abitibi and approximately $218 million at Bowater). We are prohibited by the terms of Bowater’s bank credit facility from transferring Bowater funding to Abitibi. If Abitibi is unable to secure adequate new financing, it will be unable to make the near term mandatory repayments when due.
Abitibi is currently in compliance with financial covenants under its bank credit facilities; however, there can be no assurance that Abitibi will remain in compliance in the near term in light of the factors discussed above and its forecast of continued operating losses. Based on current forecasts for Abitibi, we expect it to be in default with its net funded debt to total capitalization covenant as measured at the end of the first quarter of 2008. However, we have developed a refinancing plan (discussed below) to address the upcoming debt maturities and replace Abitibi’s bank credit facilities. Failure to comply with the financial or other covenants of our Abitibi credit facilities could result in the outstanding borrowings under these facilities becoming immediately due and payable (unless the lenders waive any resulting event of default).
If Abitibi defaults under the terms of any of its indebtedness, the relevant debt holders may accelerate the maturity of their obligations, which could cause cross-defaults or cross-acceleration under its other obligations. In the event of any combination of an inability to repay or refinance Abitibi’s 2008 debt maturities or acceleration of indebtedness under its bank credit facilities, our Abitibi subsidiary may be compelled to seek protection or be forced into a proceeding under Canada’s Companies’ Creditors Arrangement Act, the U.S. Bankruptcy Code, or both. These circumstances lend substantial doubt as to the ability of Abitibi to meet its obligations as they come due and our continued ability to exercise control over Abitibi and, accordingly, the appropriateness of Abitibi’s use of accounting principles applicable to a going concern. Furthermore, these circumstances lend substantial doubt regarding our continued ability to exercise control over Abitibi and accordingly our application of consolidation accounting for Abitibi. Our financial statements do not reflect the adjustment to the carrying

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
values of assets and liabilities and the reported expenses and balance sheet classification that would be necessary if the going concern assumption or the consolidation basis for Abitibi were no longer appropriate, which adjustments could be material. At December 31, 2007, Abitibi represented approximately 71% of consolidated net assets and, on an annualized basis, approximately 55% of sales.
To address these near-term liquidity challenges, we have developed a refinancing plan to address upcoming debt maturities and general liquidity needs designed to enable Abitibi to repay the $346 million due in April and June 2008 and to repay all its maturities due in 2009, while continuing to fund its operations, debt service and capital expenditures. We expect these initiatives for our Abitibi subsidiary to consist of $200-300 million of new senior unsecured exchange notes due 2010; up to $450 million of a new 364-day senior secured term loan secured by substantially all of Abitibi’s assets other than fixed assets; approximately $400 million of new senior secured notes or a term loan due 2011 secured by fixed assets; and $200-300 million of new convertible notes of AbitibiBowater. The current state of the credit markets is a significant impediment to securing the necessary financing for Abitibi. There is no assurance that these financing alternatives will ultimately be consummated on terms acceptable to us or at all.
Management does not expect that the liquidity constraints at Abitibi will affect the financial condition of Bowater or the holding company, AbitibiBowater, since there are no cross-defaults or cross-acceleration provisions under Bowater’s obligations as it relates to Abitibi.
As part of our efforts to provide funding to Abitibi, AbitibiBowater will be seeking an amendment to the existing revolving bank credit facilities of our Bowater subsidiary to allow for, among other things, the potential issuance of new equity-linked securities of AbitibiBowater. Bowater had already amended its bank credit facilities to permit an intercompany restructuring of the ownership of our Catawba, South Carolina coated paper facility in order to permit additional debt financing by Bowater, AbitibiBowater, or both. However, we no longer expect Bowater to pursue a secured debt financing against the Catawba facility at the present time.
Note 5. Goodwill and Other Intangible Assets, Net
Goodwill by reportable segment is as follows as of December 31:

(In millions)	2007	2006

Newsprint	$535	$535
Specialty Papers	56	55
Unallocated arising from Combination with Abitibi (note 3)	188	-

	$779	$590

Goodwill increased by $188 million in 2007 as a result of the Combination and by $1 million as a result of an adjustment to the deferred taxes associated with a previous acquisition. We have not yet completed the assignment of the purchased goodwill to our reporting units. The allocation will be completed in 2008. Each of our reportable segments is expected to benefit from the synergies of the Combination; therefore, the unallocated goodwill is expected to be allocated to reporting units within each of our reportable segments. The steps for identifying the reporting units include defining the operating segments (See note 25, Segment Information), determining the components one level below the operating segments, determining whether an identified component is a business, and determining whether components within an operating segment meet the requirements for aggregation. Goodwill is then allocated to the identified reporting units based on a relative fair value allocation approach. Fair value will be determined on a discounted cash flow methodology using assumptions similar to the ones described below.
We completed our annual goodwill impairment test in the fourth quarter of 2007, prior to the Combination. There was no impairment of any of our reporting units as a result of performing our annual impairment test. As a result of the decisions announced upon the completion of the initial phase of the comprehensive strategic review on November 29, 2007, we reviewed the facts and circumstances surrounding the event and determined that it was not more likely than not that the fair value of the reporting units have fallen below their carrying values and, therefore, an interim test of impairment was not performed. As discussed below, the testing methodology requires us to make estimates and judgments that are subjective and difficult to apply, and thus they are inherently uncertain. Our management has reviewed these estimates with the Audit Committee of our Board of Directors.
In making our determination of fair value, we rely primarily on the discounted cash flow method. This method uses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
projections of cash flows from each of the reporting units. Several of the key assumptions include periods of operation, projections of product pricing, production levels and sales volumes, product costs, market supply and demand, foreign exchange rates, inflation, weighted average cost of capital and capital spending. We derive these assumptions used in our valuation models from several sources. Many of these assumptions are derived from our internal budgets, which would include existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. We believe that our internal forecasts are consistent with those that would be used by a potential buyer in valuing our reporting units. Our products are commodity products; therefore, pricing is inherently volatile and often follows a cyclical pattern. We derive our pricing estimates from information generated internally, from industry research firms and from other published reports and forecasts. Foreign exchange rates were based on market forward rates for 2008 followed by a gradual reversion to a 5-year historical average.
In future measurements of fair value, adverse changes in any of these assumptions could result in an impairment of goodwill that would require a non-cash charge to the Consolidated Statements of Operations and may have a material effect on our financial condition and operating results.
Other intangible assets, net, are as follows as of December 31:

		2007
			Accumulated
(In millions)	Estimated life	Carrying Value	Amortization

Water rights	11 - 40 years	$1,172	$5
Call option	2 years	11	1
Power purchase agreement	3 years	20	1

		$1,203	$7

In 2007, we identified and recorded the fair value of purchased water rights, a call option and a power purchase agreement as a result of the Combination (see note 3, Business Combination). In making our determination of fair value, we relied primarily on the discounted cash flow method. In Canada, water rights are generally owned by the provincial governments, which also have the right to control water levels. Abitibi has agreements with different governmental authorities in Canada to have rights to use water in order to produce power, mainly to be consumed in its pulp and paper manufacturing process. Terms of these agreements typically vary from 10 to 50 years and are generally renewable, under certain conditions, for additional periods well ahead of the expiration date. In certain circumstances, water rights are granted without expiration dates. We believe that we will generally be able to continue meeting the conditions for future renewals. We have assigned an expected useful life of 11 - 40 years, which corresponds to the related hydroelectric power plants’ expected useful lives. Abitibi has a contractual option to purchase the minority interest of 47.5% in our Augusta paper mill for an amount less than the expected discounted cash flows of the operation. The option expires in December 2009. Abitibi has a contractual right to purchase power at one of its paper mills at favorable prices until December 2010. We expect to record $42 million per year in amortization of these intangibles, assuming no change in the Canadian-U.S. dollar exchange rate. The carrying value of our water rights fluctuates with changes in the Canadian-U.S. dollar exchange rate.
Note 6. Closure Costs, Impairment and Other Related Charges
Immediately upon the Combination, we began a comprehensive strategic review of our operations to reduce costs and improve our profitability. On November 29, 2007, we announced the results of the initial phase of our comprehensive review, which included a decision to reduce our newsprint and specialty papers production capacity by approximately one million metric tons per year during the first quarter of 2008. The reductions include the permanent closure of Bowater’s Dalhousie, New Brunswick facility, as well as the indefinite idling of Bowater’s Donnacona, Quebec facility. Additionally, we decided to permanently close paper machine no. 3 at Bowater’s Gatineau, Quebec facility. Long-lived asset impairment charges, including the costs associated with asset retirement obligations, and severance and termination costs associated with these Bowater closures were recorded in “Closure costs, impairment and other related charges” in our Consolidated Statement of Operations. As disclosed in note 3, Business Combination, a number of our Abitibi facilities were permanently closed or indefinitely idled as well. The costs associated with these Abitibi closures were included in liabilities assumed in the Combination and did not impact our Consolidated Statement of Operations. We plan to announce the results of the second phase of our comprehensive review in the second quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The principal components of closure costs, impairment and other related charges are as follows:

(In millions)	2007	2006	2005

Impairment of long-lived assets	$100	$49	$83
Impairment of goodwill	-	200	-
Contractual obligations and other commitments	-	4	-
Severance and related costs	23	-	-

	$123	$253	$83

In addition, we recorded pension curtailment charges and inventory write-downs associated with these closures. See note 20, Pensions and Other Postretirement Benefit Plans, and note 11, Inventories, Net, for additional information.
Impairment of Long-lived assets
In 2007, permanent closures included our Dalhousie, New Brunswick facility and paper machine no. 3 at our Gatineau, Quebec facility. Upon review of the long-lived assets at these facilities, including the capitalized asset retirement obligations recognized as a result of the closures, we recorded non-cash asset impairment charges of $100 million. The Dalhousie facility and Gatineau’s paper machine will be dismantled. The fair value of the assets of approximately $16 million was determined based on the estimated sale and salvage value plus any projected cash generated from operating the facility through the date of closing. We expect to recover the carrying value of our long-lived assets at our indefinitely-idled Donnacona facility; thus, no impairment exists.
In 2006, based on the continued decline of North American newsprint consumption, we determined we had no plans to restart paper machine no. 3 at our Thunder Bay facility which had been previously idled since 2003. Accordingly, we recorded a non-cash asset impairment charge of $19 million to write down the value of this paper machine to its estimated fair value, which was determined using discounted cash flows. We determined the fair value of our Thunder Bay mill utilizing a probability-weighted approach that assumes a potential buyer of the facility would consider alternative courses of action in estimating the discounted cash flows. Courses of action that were probability-weighted in our fair value estimation of the Thunder Bay facility include operating the mill as it is currently operated and restarting paper machine No. 3, which we permanently shut in the third quarter of 2006 but could be fully operational to a potential buyer of the facility. Also in 2006, we recorded long-lived asset impairment charges of $30 million associated with the closure of our Benton Harbor operations ($24 million), our Ignace sawmill ($5 million) and our Girardville sawmill ($1 million). The fair value of the Benton Harbor assets was approximately $3 million and was determined using discounted cash flows. The fair value of the Ignace and Girardville sawmill assets was nominal and was determined using discounted cash flows.
In 2005, the asset impairment charges relate to the permanent closure of our Thunder Bay “A” kraft pulp mill ($67 million), a coating line at our Benton Harbor paper mill ($12 million) and a paper machine at our Mokpo, Korea paper mill ($4 million). Fair value of the “A” kraft pulp mill, coating line and paper machine was nominal and was determined based on the estimated sale and salvage value plus any projected cash generated from operation of the asset through the date of closure.
We do not allocate impairment charges to our reportable segments; therefore, these charges are included in Corporate and Other in note 26, Segment Information.
Impairment of Goodwill
We recorded a goodwill impairment charge of $200 million in 2006. In 2006, we realigned our organizational structure from a divisional structure to a functional structure. As a result of economic conditions and the operating environment at our Thunder Bay site, including an asset impairment charge we recorded related to paper machine No. 3 and our organizational realignment in that same quarter, we performed an interim goodwill impairment test on our existing reporting units. The assumptions and methodology we used to determine fair value were similar to those used in our annual goodwill impairment test (see note 5, Goodwill and Other Intangible Assets, Net). We determined the fair value of our Thunder Bay mill utilizing a probability-weighted approach that assumes a potential buyer of the facility would consider alternative courses of action in estimating the discounted cash flows. Courses of action that were probability-weighted in our fair value estimation of the Thunder Bay facility include operating the mill as it is currently operated and restarting paper machine No. 3, which we permanently shut in the third quarter of 2006 but could be fully operational to a potential buyer of the facility.
As a result of the continued strengthening of the Canadian dollar and a reduction in our estimated probability that a potential buyer would restart paper machine No. 3 or convert another newsprint machine to coated paper production, an interim test of our Thunder Bay reporting unit in 2006, under both our current operating scenario and our probability-weighted scenario,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
indicated that the carrying value of Thunder Bay’s net assets exceeded its fair value. Therefore, we proceeded to measure the amount of the impairment loss. The implied fair value of goodwill related to our Thunder Bay reporting unit, which was previously included in our Coated and Specialty Papers Division segment, was approximately $296 million; therefore, we recorded a goodwill impairment charge of $200 million in 2006. An interim test of our other reporting units indicated that the fair value of each of the reporting units exceeded the carrying amount of the respective reporting unit’s net assets.
Contractual obligations and other commitments
In the first quarter of 2008, we anticipate recording approximately $10 million in charges for noncancelable contracts at our Dalhousie or Donnacona operations. These amounts are expected to be paid in 2008. In 2006, we recorded $4 million for lease costs and contract termination costs associated with the closure of our Benton Harbor operation.
Severance and related costs
In 2007, we recorded $23 million of severance and related costs associated with the permanent closure of our Dalhousie, New Brunswick facility ($20 million), and the indefinite idling of our Donnacona, Quebec facility ($3 million). See note 15, Severance Related Liabilities, for information on changes in our severance accruals.
Note 7. Net Gain on Disposition of Assets

(In millions)	2007	2006	2005

Net gain on disposition of timber and timberlands	$144	$179	$62
Net gain on disposition of sawmills and other fixed assets	1	7	4

	$145	$186	$66

We sold approximately 133,600 acres, 535,200 acres, and 29,900 acres of timberlands primarily located in Tennessee, Georgia, South Carolina and Canada during 2007, 2006 and 2005, respectively. During 2006, we also sold our Baker Brook and Dégelis sawmills for proceeds of $21 million. Goodwill of $25 million was included in the calculation of the net gain on the disposition of certain of our timberlands in 2006.
Note 8. Other Income, Net
Other income, net includes non-operating items. The breakdown of the components of “Other income, net” for the three years ended December 31 is as follows:

(In millions)	2007	2006	2005

Foreign exchange gain (loss)	$(2)	$9	$(3)
Earnings from equity method investments	(6)	7	4
Interest income (note 22)	9	18	5
Charges related to repurchase of debt (note 17)	-	(8)	-
Gain on extinguishment of debt (note 17)	-	13	-
Loss on sale of accounts receivable (note 18)	(4)	-	-
Miscellaneous income	3	5	3

	$-	$44	$9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets are as follows:

(In millions)	2007	2006

Unamortized prior service costs (1)	$-	$(23)
Unamortized actuarial losses (2)	(135)	(359)
Foreign currency translation (3)	1	12
Unrealized loss on hedging transactions (4)	(10)	(1)

	$(144)	$(371)

(1)	Net of deferred tax provision of $13 million in 2007 and deferred tax benefit of $2 million in 2006. Net of minority interest of $2 million in both 2007 and 2006.

(2)	Net of deferred tax benefit of $67 million and $110 million in 2007 and 2006, respectively. Net of minority interest of $5 million in 2006.

(3)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed permanently invested.

(4)	Net of deferred tax benefit of $5 million and $1 million in 2007 and 2006, respectively.
Note 10. Loss Per Share
The information required to compute net loss per basic and diluted share is as follows:

(In millions)	2007	2006	2005

		(Restated)	(Restated)

Basic weighted-average number of common shares outstanding	34.7	29.8	29.8
Effect of potentially dilutive securities:
Stock options	-	-	-
Restricted stock units	-	-	-

Diluted weighted-average number of common shares outstanding	34.7	29.8	29.8

No adjustments to net loss are necessary to compute net loss per basic and diluted share. Options to purchase 3.4 million shares, 2.6 million shares and 2.6 million shares for years ended December 31, 2007, 2006 and 2005, respectively, were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 0.4 million and 0.3 million restricted stock units for the years ended December 31, 2007 and 2006, respectively, were excluded from the calculation of diluted loss per share for the same reason. Refer to note 1, Organization and Basis of Presentation, for information regarding the restatement of share and per share information in periods prior to the Combination to reflect the Bowater exchange ratio of 0.52. Refer to note 3, Business Combination, for information regarding shares issued on October 29, 2007 in conjunction with the Combination. These shares were weighted for only 63 days in the calculation of the weighted-average number of shares outstanding in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Inventories, Net
Inventories, net consist of the following as of December 31:

(In millions)	2007	2006

At lower of cost or market:
Raw materials and work in process	$220	$108
Finished goods	355	123
Mill stores and other supplies	345	132

	920	363
Excess of current cost over LIFO inventory value	(14)	(13)

	$906	$350

Inventories valued using the LIFO method comprised 4% and 11% of total inventories at December 31, 2007 and 2006, respectively. Refer to note 3, Business Combination, for the preliminary allocation of the purchase price of Abitibi to inventories acquired in the Combination.
In 2007, we recorded charges of $7 million for write-downs of spare parts inventories associated with the closure of our Bowater Dalhousie facility and paper machine no. 3 at our Bowater Gatineau facility. In 2006, we recorded a charge of $2 million for the write-down of spare parts inventory associated with the closure of our Benton Harbor paper mill and the decision to permanently idle paper machine no. 3 at our Thunder Bay paper mill. Charges for inventory write-downs are included in cost of sales in our Consolidated Statements of Operations. See also note 6, Closure Costs, Impairment and Other Related Charges, for additional information regarding these closures.
Note 12. Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Assets held for sale are comprised of the following as of December 31:

(In millions)	2007	2006

Accounts receivable	$2	$-
Inventories	15	-
Timber and timberlands	8	19
Fixed assets, net	159	-

	$184	$19

Liabilities associated with assets held for sale are comprised of the following as of December 31:

(In millions)	2007	2006

Accounts payable and accrued liabilities	$19	$-

	$19	$-

In connection with the review and approval of the Combination by the antitrust division of the DOJ, we agreed, among other things, to sell our Snowflake, Arizona newsprint mill, which is included in our Newsprint segment, and certain related assets and liabilities. We expect to complete the sale of this facility to Catalyst Paper Corporation in the second quarter of 2008 for approximately $161 million, excluding trade receivables of approximately $19 million that we will retain. Additionally, our Fort William, Ontario facility, our Price sawmill and some of our timberlands are being held for sale at December 31, 2007. We plan to complete the sale of these assets in early 2008 for an amount that exceeds their individual carrying values. The assets and liabilities to be sold are carried on our Consolidated Balance Sheet as of December 31, 2007 at the lower of carrying value or fair value less costs to sell.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Fixed Assets, Net
Fixed assets are comprised of the following as of December 31:

	Range of Estimated
(In millions)	Useful Lives in Years	2007	2006

Land and land improvements	10-20	$172	$50
Buildings	20-40	575	296
Machinery and equipment	5-20	8,080	6,072
Hydroelectric power plants	40	774	-
Leasehold improvements	10-20	1	2
Construction in progress		83	123

		9,685	6,543
Less accumulated depreciation and amortization		(3,978)	(3,665)

		$5,707	$2,878

Refer to note 3, Business Combination, for the preliminary allocation of the purchase price of Abitibi to fixed assets acquired in the Combination.
Note 14. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities are comprised of the following as of December 31:

(In millions)	2007	2006

Trade accounts payable	$611	$218
Payroll, bonuses and severance payable	288	84
Accrued interest	101	29
Pension and other postretirement benefit obligations	55	27
Income and other taxes payable	35	20
Electricity, gas and other energy payable	21	18
Dividends payable	-	11
Other	95	24

	$1,206	$431

Refer to note 3, Business Combination, for the preliminary allocation of the purchase price of Abitibi to accounts payable and accrued liabilities acquired in the Combination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Severance Related Liabilities
The activity in our severance related liabilities is as follows:

	2007	2006	2005	2004
(In millions)	Initiatives	Initiatives	Initiatives	Initiatives	Total

Balance at December 31, 2005	$-	$-	$13	$3	16
Charges (Credits)	-	19	(2)	-	17
Payments	-	(6)	(5)	(3)	(14)
Reclass to pension and other post retirement benefit obligation	-	(8)	-	-	(8)

Balance at December 31, 2006	-	5	6	-	11

Charges	59	-	-	-	59
Liabilities assumed (Note 3)	60	-	-		60
Payments	(9)	(2)	(6)	-	(17)
Reclass to pension and other post retirement benefit obligation	(10)	-	-	-	(10)

Balance at December 31, 2007	$100	$3	$-	$-	103

In 2007, we recorded approximately $59 million of employee termination costs, primarily associated with the closures announced as a result of our comprehensive strategic review (See note 6, Closure Costs, Impairment and Related Charges); mill-wide restructurings at our Thunder Bay, Ontario; Gatineau, Quebec; Donnacona, Quebec and Dolbeau, Quebec facilities, lump-sum payouts of pension assets to certain employees and certain changes to our U.S. postretirement benefit plans. Approximately $10 million of these costs increased our pension and postretirement benefit obligation. These initiatives resulted in the elimination of approximately 428 positions. We recorded an additional severance liability of $60 million as a result of the preliminary allocation of the purchase price of Abitibi to severance liabilities assumed in the Combination. The remaining severance accrual of $103 million at December 31, 2007 is expected to be paid out in 2008 and 2009.
In 2006, we recorded approximately $19 million of employee termination costs including severance and other benefits related to the closure of our Benton Harbor facility, the closure of our Ignace sawmill, the sale of certain other sawmills and organizational realignments. Approximately $8 million of these costs increased our pension and postretirement benefit obligation.
In 2005, we recorded approximately $13 million of employee termination costs including severance and other benefits. Approximately $12 million of the $13 million relates to the permanent closure of the “A” kraft pulp mill at our Thunder Bay facility in May 2006 and the elimination of approximately 260 positions.
We do not allocate employee termination and severance costs to our segments; thus, these costs are included in “Corporate and Other” in note 26, Segment Information. Termination costs are classified as cost of sales (manufacturing personnel), selling and administrative expense (administrative personnel) or closure costs, impairment and other related charges (mill closures) in our Consolidated Statements of Operations. The severance accruals are included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Asset Retirement Obligations
The activity in our liability for asset retirement obligations as of and for the period ending December 31 is as follows:

(In millions)	2007	2006

Beginning of year	$7	$6
Additions: Combination (Note 3)	38	-
Additions: Mill closures (Note 6)	9	-
Changes in estimate	-	-
Accretion expense	1	1
Payments	(1)	-

End of year	$54	$7

These asset retirement obligations consist primarily of liabilities for landfills, sludge basins and decontamination of closed sites. The related costs are capitalized as part of land and land improvements. We have not had to legally restrict assets for purposes of settling our asset retirement obligations. Refer to note 3, Business Combination, for the preliminary allocation of the purchase price of Abitibi to asset retirement obligations acquired in the Combination, which include $20 million of obligations associated with the Abitibi mill closures announced as part of the first phase of our comprehensive strategic review. These obligations include wastewater and effluent ponds that will be required to be drained, removal of chemicals and other related materials, soil and groundwater testing and remediation, capping of landfills and clean-up of sludge basins. The costs associated with these obligations and are expected to be paid over the next three years.
In 2007, as part of our comprehensive strategic review, we also announced the permanent closure of Bowater’s Dalhousie paper mill. As a result, we were able to estimate the fair value for certain asset retirement obligations that were conditional on the closing of the facility and could not previously be estimated since the settlement date of the obligation was indeterminable. These obligations include soil and groundwater testing and remediation, removal of chemicals and other related materials and landfill capping. The costs associated with these obligations are expected to be paid over the next three years.
Additionally, we have certain other asset retirement obligations for which the timing of settlement is conditional upon the closure of the related operating facility. At this time we have no specific plans for the closure of these other facilities, and we currently intend to make improvements to the assets as necessary that would extend their lives indefinitely. Furthermore, the settlement dates have not been specified by law, regulation or contract. As a result, we are unable at this time to estimate the fair value of the liability because there are indeterminate settlement dates for the conditional asset retirement obligations. If a closure plan for any of these facilities is initiated in the future, the settlement dates will become determinable, an estimate of fair value will be made, and an asset retirement obligation will be recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Long-term and Short-term Debt
Short-term Bank Debt
As of December 31, 2007, we had cash and cash equivalents of approximately $195 million ($132 million for Abitibi and $63 million for Bowater). Abitibi and Bowater each maintain separate bank credit facilities. As of December 31, 2007, our available borrowings under such bank credit facilities were as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
(In millions)	Commitment	Outstanding	Available(1)	Date	Rate(2)

Abitibi:
Credit facilities	$711	$384	$252	11/08 & 12/08	7.98%

Bowater:
U.S. credit facility	415	205	141	05/11	7.35%
Canadian credit facility	165	-	132	05/08	n/a

	$1,291	$589	$525

(1)	The commitment available under each of the revolving bank credit facilities is subject to collateral requirements and covenant restrictions as described below and is reduced by outstanding letters of credit of $69 million for the Bowater U.S. credit facility, $33 million for the Bowater Canadian credit facility and $75 million for the Abitibi credit facility, while commitment fees for unused portions are 50, 25, and 70 basis points, respectively.

(2)	Borrowings under the Abitibi and Bowater bank credit facilities incur interest based, at our option, on specified market interest rates plus a margin. We had no borrowings under Bowater’s Canadian credit facility during 2007. The fair value of our short-term bank debt approximates its carrying value.
Since December 31, 2007, we have borrowed additional amounts under our bank credit facilities. As of February 29, 2008, we had cash available of approximately $102 million (approximately $60 million at Abitibi and approximately $42 million at Bowater) and undrawn amounts under our bank credit facilities of approximately $280 million (approximately $62 million at Abitibi and approximately $218 million at Bowater). Our bank credit facilities are described in more detail below.
Abitibi’s Bank Credit Facilities
The CDN$710 million ($711 million) Abitibi credit facility has two components: “Facility A” is a CDN$510 million ($511 million) credit facility secured by certain fixed assets and “Facility B” is a CDN$200 million ($200 million) revolving credit facility secured by certain working capital elements. The carrying value of the secured assets is $1,560 million as of December 31, 2007.
Financial covenants under Abitibi’s credit facility must be maintained at the end of each financial quarter based upon its consolidated financial results, prepared under Canadian GAAP and using pre-Combination historical bases for assets and liabilities, and consist of the following two ratios:
i.	a maximum ratio of net funded debt (including all advances under Abitibi’s facilities and the outstanding amount of any securitization programs, less cash and cash equivalents) to total capitalization (generally defined as equity and net funded debt) of 70% until December 31, 2007 and 65% thereafter; and

ii.	a minimum ratio of EBITDA (generally defined as net income, excluding extraordinary and non-recurring gains (or losses), gains (or losses) from assets sales or abandonments or reserves related thereto, and non-controlling interest items, plus interest expenses, plus income taxes plus amortization and depreciation) to interest expense of 1.50 to 1. This ratio has been waived, as noted below, until the end of the second quarter of 2008.
In July 2007, Abitibi amended its credit agreement to waive its interest coverage ratio requirement until the end of the second quarter of 2008 and also waived certain other provisions to permit the reorganization and rationalization of its corporate structure.
Abitibi’s credit facility limits Abitibi’s ability to provide financial assistance in favor of any person that is not an Abitibi subsidiary, including its parent AbitibiBowater. However, Abitibi (including its subsidiaries) may (1) pay dividends or make

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other distributions to its shareholders and (2) guarantee the funded debt of any other person (certain subsidiaries of Abitibi are restricted however in their ability to incur funded debt and to guarantee funded debt of other persons).
Although we are currently in compliance with covenants under Abitibi’s credit facility, there can be no assurance that we will remain in compliance in the near term in light of the factors discussed above and our forecast of continued operating losses. Based on current forecasts for Abitibi, we expect it to be in default with its net funded debt to total capitalization covenant as measured at the end of the first quarter of 2008; however, we have developed a refinancing plan to address the upcoming debt maturities and replace Abitibi’s bank credit facilities. Failure to comply with the financial or other covenants of our bank credit facilities or failure to refinance the debt as planned, could result in the outstanding borrowings under these facilities becoming immediately due and payable (unless the lenders waive any resulting event of default).
Bowater’s Bank Credit Facilities
On May 31, 2006, we entered into (i) a five-year credit agreement among Bowater as Borrower, several lenders, and Wachovia Bank, National Association, as Administrative Agent (the “U.S. Credit Agreement”) and (ii) a 364-day Credit Agreement, along with our subsidiary Bowater Canadian Forest Products Inc. (“BCFPI”), among BCFPI as Borrower, Bowater as parent Guarantor, several lenders, and The Bank of Nova Scotia as Administrative Agent (the “Canadian Credit Agreement”).
Bowater’s U.S. credit agreement provides for a $415 million revolving credit facility with a scheduled maturity date of May 25, 2011. The U.S. credit agreement is guaranteed by certain of our wholly-owned subsidiaries in the United States, and is secured by (i) liens on the inventory, accounts receivable and deposit accounts of Bowater and the guarantors (ii) pledges of 65% of the stock of certain of our foreign subsidiaries, and (iii) pledges of the stock of our U.S. subsidiaries that do not own mills or converting facilities. Availability under the U.S. credit facility is limited to 90% of the net consolidated book value of our accounts receivable and inventory, excluding BCFPI and its subsidiaries.
Bowater’s Canadian credit agreement provides for a $165 million revolving credit facility with a maturity date of May 30, 2008, subject to annual extensions. The Canadian credit agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI. Availability under the Canadian credit facility is limited to 65% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries. We believe that this credit agreement will be extended or a similar agreement entered into given the fact that the agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI.
Financial covenants under Bowater’s U.S. and Canadian credit facilities are based upon Bowater’s consolidated financial results and consist of the following two ratios:
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

ii.	a minimum ratio of EBITDA, as defined, plus gains (or minus losses) from asset dispositions to interest expense of 2.00 to 1. This ratio has been amended, as noted below, through October 1, 2008.
On November 2, 2007, we obtained an amendment to Bowater’s U.S. and Canadian credit agreements allowing us to adjust EBITDA (generally defined as net income, excluding extraordinary, non-recurring or non-cash items and gains (or losses) on asset dispositions, plus income taxes plus depreciation plus interest expense) for non-recurring gains or losses without limitation. In addition, the minimum ratio of EBITDA, as defined, plus gains (or minus losses) from asset dispositions to interest expense was lowered from 2.00 to 1 to 1.50 to 1 effective October 1, 2007, increasing gradually back up to 2.00 to 1 by October 1, 2008.
On February 25, 2008, we obtained amendments to Bowater’s U.S. and Canadian credit agreements. The amendment to the U.S. credit agreement was entered into between Bowater and certain subsidiaries of Bowater, AbitibiBowater, certain lenders and Wachovia Bank, National Association, as administrative agent for the various lenders under that credit agreement. The amendment to the Canadian credit agreement was entered into among BCFPI, Bowater and certain subsidiaries of Bowater, AbitibiBowater, certain lenders and The Bank of Nova Scotia, as administrative agent for the lenders under that credit agreement. The amendments principally (i) contemplate the transfer by Bowater of the Catawba, South Carolina mill assets and related operations to a new wholly-owned subsidiary of Bowater (the “Catawba Subsidiary”); (ii) permit the transfer of the equity of the Catawba Subsidiary to AbitibiBowater, (iii) make the Catawba Subsidiary an additional borrower under the U.S. credit agreement and a guarantor of the Canadian obligations; (iv) permit the Catawba Subsidiary, AbitibiBowater, Bowater and/or certain of their subsidiaries to incur up to an aggregate of $700 million of additional secured indebtedness,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
subject to certain conditions; (v) for 2008, increase the applicable margin and increase the first lien leverage ratio requirement (4.50 to 1 to March 31, 2008 and gradually decreasing to 1.25 to 1 by October 1, 2008) and decrease the interest coverage ratio requirement (.75 to 1 to March 31, 2008 and gradually increasing to 2.00 to 1 by January 1, 2009) and (vi) waive any and all defaults that may have occurred as a result of a failure by Bowater and its subsidiaries to comply with certain financial covenants. The amendments contemplate that the Catawba Subsidiary will grant a mortgage on the Catawba mill assets on or before March 31, 2008 as security for $250 Million of the indebtedness outstanding under the U.S. credit agreement and for $50 Million as security for the Canadian credit agreement. As a consequence of the new previously announced financing plan, we have decided to delay the transfer of the Catawba mill and the granting of security, we will be asking the lenders of our bank facility to agree to this delay as well as make other modifications of the agreement.
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
Bowater was not in compliance with both financial covenants as of December 31, 2007; however, we have obtained a waiver through March 31, 2008, the next compliance date. Considering the covenant amendments obtained on February 25, 2008, and anticipating the lenders’ agreement to delay or waive both our separation of the Catawba mill and the corresponding grant of additional security to the lenders, we expect Bowater to be in compliance throughout 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term debt
Long-term debt, net of current installments, consists of:

		Unamortized
	Principal	Premium		As of December 31,
(In millions)	Amount	(Discount)	Effective Rate	2007	2006

Unsecured Debt of Abitibi:
8.375% Notes due 2015	$450	$(97)	13.1%	$353	$-
8.55% Notes due 2010	395	(45)	13.9%	350	-
8.85% Debentures due 2030	450	(117)	12.3%	333	-
6.0% Notes due 2013	350	(89)	12.6%	261	-
7.132% Notes due 2017	250	(1)	7.3%	249	-
8.5% Debentures due 2029	250	(69)	12.1%	181	-
7.5% Debentures due 2028	250	(80)	11.6%	170	-
7.75% Notes due 2011	200	(35)	14.5%	165	-
Notes due 2011 with interest at floating rates (8.49% at December 31, 2007)	200	(36)	LIBOR+10.2%	164	-
7.875% Notes due 2009	150	(6)	10.5%	144	-
7.4% Debentures due 2018	100	(26)	11.8%	74	-
0% Debentures, due in installments through 2011	14	(5)	13.9%	9	-

Unsecured Debt of Bowater:
7.95% Notes due 2011	600	(1)	7.9%	599	599
6.5% Notes due 2013	400	(1)	6.5%	399	399
9.38% Debentures due 2021	200	(1)	9.4%	199	199
9.00% Debentures due 2009	248			248	248
Notes due 2010 with interest at floating rates (7.99% and 8.36% at December 31, 2007 and 2006)	234			234	234
10.85% Debentures due 2014	125	20	6.5%	145	130
9.50% Debentures due in 2012	125			125	125
10.60% Notes due 2011	70	9	6.6%	79	81
7.75% Recycling facilities revenue bonds due 2022	62			62	62
7.40% Recycling facilities revenue bonds due 2022	40			40	40
Industrial revenue bonds due 2029 with interest at floating rates (3.5% at December 31, 2007)	34			34	34
7.62% Recycling facilities revenue bonds due 2016	30			30	30
10.50% Notes due at various dates from 2008 to 2010	20	7	7.3%	27	41
10.26% Notes due at various dates from 2008 to 2011	7	2	7.2%	9	11
6.5% UDAG loan agreement due at various dates from 2008 to 2010	5			5	5
7.40% Pollution control revenue bonds due at various dates from 2008 to 2010	4			4	5
10.63% Notes due 2010	3			3	3
Non-interest bearing loan with Government of Quebec due 2008	6			-	6

	$5,272	$(571)		$4,695	$2,252

Refer to note 3, Business Combination, for the preliminary allocation of the purchase price of Abitibi to long-term debt acquired in the Combination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total debt
The principal amount of debt maturities for the next five years are as follows:

(In millions)	Abitibi	Bowater	Total

2008	$729	$226	$955
2009	154	259	413
2010	399	254	653
2011	403	661	1,064
2012	3	125	128
Thereafter	2,101	907	3,008

	3,789	2,432	6,221
Discounts and revaluation of debt	(609)	36	(573)

	$3,180	$2,468	$5,648

The amounts due in 2008 are recorded as “Current installments of long-term debt” in our Consolidated Balance Sheet. All other amounts are recorded as “Long-term debt, net of current installments.” Total long-term debt, net of current installments, includes a reduction of $576 million and an additional $46 million at December 31, 2007 and 2006, respectively, due to the revaluation of the debt balances upon the acquisition of Abitibi in October 2007, the acquisition of the Grenada Operations paper mill in August 2000 and the acquisition of Avenor Inc. in July 1998. Total long-term debt, net of current installments, also includes unamortized original issue discounts of $3 million at both December 31, 2007 and 2006.
If Abitibi defaults under the terms of any of its indebtedness, the long-term debt may also go into default, possibly leading to the acceleration of the maturity of their obligations, and requiring the presentation of these obligations as current liabilities.
During August 2006, we repurchased approximately $16 million of our $250 million floating rate notes due March 15, 2010 and in September 2006, we repurchased approximately $2 million of our $250 million 9% notes due August 1, 2009. In conjunction with these transactions, we recorded charges of approximately $1 million for premiums, fees and unamortized deferred financing fees. The charges for the early extinguishment of debt are included in “Other income, net” in the accompanying Consolidated Statement of Operations.
During November 2006, we repurchased $95 million face value of our Series A, 10.625% notes due June 15, 2010 for total cash consideration of approximately $103 million, or a 7.8% premium over face value. This debt had a book carrying value of $108 million. In conjunction with this transaction, we recorded a net gain on the extinguishment of debt of approximately $5 million, which is included in “Other income, net” in the accompanying Consolidated Statement of Operations.
The fair value of our notes and debentures were determined by reference to quoted market prices or were determined by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities. The fair value of our debt at December 31, 2007 and 2006 was $4,392 million and $2,251 million, respectively.
Note 18. Securitizations
Accounts Receivable Securitization Programs
As of December 31, 2007, our borrowings under our accounts receivable programs were as follows:

				Weighted
		Amount	Termination	Average
(In millions)	Commitment	Outstanding	Date	Interest Rate

Off-Balance Sheet:
Accounts receivable securitization programs	$425	$342	10/08	6.21%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Abitibi has historically sold most of its trade accounts receivable through two securitization programs in order to reduce working capital requirements. As of December 31, 2007, we had sold $495 million of trade receivables resulting in cash proceeds of $342 million, which represented the total available at that time under the securitization programs. Accounts receivable are sold at discounted amounts based on the securitization provider’s funding cost plus a margin. The average discount rate during 2007 was 6.2%. We act as a servicing agent and administer the collection of the accounts receivable sold pursuant to these agreements. The fees received for servicing the accounts receivable approximate the value of services rendered. The amount that can be obtained under our securitization programs depends on the amount and nature of the accounts receivable available to be sold.
In January 2008, one of those programs, which was uncommitted, was terminated and the other, which is committed, was amended to increase its committed amount and reset its maturity date so that we now maintain an ongoing securitization program committed until July 2009 to obtain aggregate proceeds of up to $350 million from accounts receivable, pursuant to sale agreements.
Monetization of Timber Notes
In connection with certain timberland sales transactions in 2002 and prior years, Bowater received a portion of the sale proceeds in notes receivable from institutional investors. The full principal amounts of the notes receivable are backed by letters of credit issued by third party financial institutions. In order to increase our liquidity, we monetized these notes receivable using QSPEs set up in accordance with SFAS 140. The more significant aspects of the QSPEs are as follows:
•	The notes receivable were monetized through bankruptcy-remote limited liability companies. The bankruptcy-remote entities are QSPEs under SFAS 140 and are not consolidated in our financial statements.

•	These QSPEs have issued fixed and floating rate senior secured notes which are secured by the notes receivable held by the QSPEs. The value of these senior secured notes is equal to approximately 90% of the value of the notes receivable.

•	We retain interests in the excess future cash flows of the QSPEs (cash received from notes receivable versus cash paid out on the senior secured notes). Our retained interests are recorded at a proportional amount of the previous carrying amount of the notes receivable and treated as interest bearing investments.

•	In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our QSPEs. Bowater currently guarantees approximately $6 million of the investor notes principal balance. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2 million) through 2008. The remaining investor notes principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $29 million and obligations of approximately $25 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable, events we believe are extremely unlikely to occur.
The following summarizes our retained interest in QSPEs as of December 31, 2007 and 2006, which are included in “Other assets” in our Consolidated Balance Sheets.

(In millions)	2007	2006

Calhoun Note Holdings AT LLC	$7	$7
Calhoun Note Holdings TI LLC	10	10
Bowater Catawba Note Holdings I LLC	2	2
Bowater Catawba Note Holdings II LLC	10	9
Timber Note Holdings LLC	3	4
Bowater Saluda LLC	8	8

	$40	$40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19. Financial Instruments
We utilize certain derivative instruments to enhance our ability to manage risk relating to cash flow exposures. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and do not constitute positions independent of those exposures. We do not enter into contracts for speculative purposes; however, we do, from time to time enter into interest rate, commodity and currency derivative contracts that are not accounted for as accounting hedges. Counterparty risk is limited to institutions with long-term debt ratings of A or better for North American financial institutions or ratings of AA or better for international institutions.
For derivatives that qualify for hedge accounting, we designate the derivative as a hedge at its inception. Contemporaneous with the completion of the Combination (see note 3, Business Combination), we designated Abitibi’s forward exchange contracts and tunnel contracts (a combination of put and call options) as cash flow hedges. We formally document all relationships between the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. Under the terms of our risk management policy, we may enter into derivative contracts to hedge forecasted transactions for a period not to exceed two years. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. If it is determined that a derivative is no longer highly effective as a hedge, we discontinue hedge accounting prospectively.
Canadian dollar and U.S. dollar forward contracts and U.S. dollar tunnel contracts
We pay a significant portion of the operating expenses of our Canadian mill sites in Canadian dollars. To reduce our exposure to U.S.-Canadian dollar exchange rate fluctuations, we periodically enter into and designate forward contracts and tunnel contracts to hedge certain of the forecasted Canadian dollar cash outflows at our Canadian mill operations, which we believe are probable of occurring. Hedge ineffectiveness associated with these forward contracts was negligible for the periods presented.
British pound sterling forward contracts
We have entered into sales agreements denominated in British pound sterling. We began entering into currency forward contracts in early 2007 to partially limit our exposure to British pound sterling-U.S. dollar exchange rate fluctuations with respect to our British pound sterling sales. These currency forward contracts, which did not qualify for hedge accounting treatment during the year, are recorded at fair value with changes in fair value reported in sales in the Consolidated Statement of Operations. Pre-tax losses recognized on these contracts for the year ended December 31, 2007 were negligible. There were no contracts outstanding at December 31, 2007.
Natural gas hedging instruments
We began entering into natural gas swap agreements in 2006 under our natural gas hedging program for the purpose of reducing the risk inherent in fluctuating natural gas prices. Our natural gas costs are based on a publicly traded index of natural gas prices plus a fixed amount. The natural gas swap agreements allow us to minimize the effect of fluctuations in that index by contractually exchanging the publicly traded index upon which we are billed for a fixed amount of natural gas costs. The swap agreements, which did not qualify for hedge accounting treatment during the year, are recorded at fair value with changes in fair value reported in cost of sales in the Consolidated Statements of Operations. As a result, approximately $1 million of pre-tax losses were recognized in our Consolidated Statements of Operations in both 2007 and 2006 for contracts that we entered into to economically hedge forecasted transactions expected to occur through December 2008.
Interest rate swaps
We acquired Abitibi’s outstanding interest rate swaps in the Combination (see note 3, Business Combination). Abitibi had utilized interest rate swaps to manage their fixed and floating interest rate mix on their long-term debt. The interest rate swaps do not qualify for hedge accounting treatment after the Combination; therefore, changes in fair value of these derivative instruments is reported in interest expense in the Consolidated Statement of Operations. Approximately $7 million of pre-tax gains were included in interest expense in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Monetization of Financial Instruments
Abitibi’s foreign exchange instruments were in a substantial gain position at the date of the Combination due to the strengthening of the Canadian dollar against the U.S. dollar. In November 2007, the Board authorized the monetization of Abitibi’s forward exchange and tunnel contracts. We completed the monetization of these derivative instruments in 2007 and, as a result, received cash proceeds of approximately $24 million upon the termination of certain of these contracts. For those contracts that were not terminated, we entered into offsetting currency forward contracts to effectuate the monetization. The change in fair value of the contracts from the date of the Combination to the date of the monetization has been recorded in accumulated other comprehensive loss and is reclassified into our Consolidated Statement of Operations as the hedged transactions occur. The notional amount of these contracts represents the amount of foreign currencies or natural gas to be purchased or sold at maturity and does not represent our exposure on these contracts.
Information regarding our outstanding Canadian dollar, U.S. dollar and natural gas swap contracts’ notional amount, fair market value and range of exchange rates or natural gas index prices is summarized in the table below. The fair value of our derivative financial instruments is based on current termination values or quoted market prices of comparable contracts. The notional amount of these contracts represents the amount of foreign currencies or natural gas to be purchased or sold at maturity or the principal amount used to calculate the amount of interest and does not represent our exposure on these contracts.

			Range Of Natural
	Notional	Asset/(Liability)	Gas Index Prices, Interest
	Amount of		Rates and US$/CDN$
(In millions)	Derivatives	Fair Market Value	Exchange Rates

As of December 31, 2007:

Foreign Currency Exchange Agreements:
Buy Canadian dollars due in 2008	$70	$6	$.9262 - .9544
Sell Canadian dollars due in 2008	70	(1)	.9892 - .9951

Natural Gas Swap Agreements Due in 2008	$6	$-	$6.56 – 9.87

Interest Rate Swaps	$850	$(4)	2.53 -4.73%

As of December 31, 2006:

Foreign Currency Exchange Agreements:
Canadian dollar due in 2007	$76	$-	$.8592 - .8801

Natural Gas Swap Agreements due in 2007	$9	$(1)	$5.87 – 8.98

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. We have entered into master netting agreements with those counterparties that provide that in the event of default, any amounts due to or from a counterparty will be offset. The risk of counterparty nonperformance is considered to be remote.
The components of the cash flow hedges included in “Accumulated other comprehensive loss” are as follows:

(In millions)	2007	2006	2005

Gains reclassified on matured cash flow hedges	$2	$(31)	$(96)
Unrealized (losses) gains for change in value on outstanding cash flow hedges	(15)	-	3

	(13)	(31)	(93)
Income tax benefit	4	12	35

	$(9)	$(19)	$(58)

We expect to reclassify losses of $13 million ($9 million, net of tax) from “Accumulated other comprehensive loss” to the Consolidated Statement of Operations during the next twelve months as the hedged forecasted transactions occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 20. Pension and Other Postretirement Benefit Plans
We have multiple contributory and noncontributory defined benefit pension plans covering substantially all of our employees. We also sponsor a number of other postretirement benefit plans (e.g., defined benefit health care and life insurance plans) for retirees (“OPEB plans”) at certain locations. Benefits are based on years of service and, depending on the plan, average compensation earned by employees either during their last years of employment or over their careers. Our cash contributions to the plans have been sufficient to provide pension benefits to participants and meet the funding requirements of Employee Retirement Income Security Act (“ERISA”) in the United States and applicable Pension Benefits Acts in Canada.
In addition to the previously described plans, we also sponsor a number of defined contribution plans. Employees are allowed to contribute to these plans, and for the most part we make matching contributions varying from 40% to 50% on the first 6% of a union hourly employee’s contribution, and, beginning in 2007, a matching contribution of 100% on the first 3% and 50% on the next 2% of a salaried or non-union employee’s contribution. In addition, in 2007 we began making an automatic contribution, regardless of the employee’s contribution, of 2.5% to 6.5% of a salaried or non-union employee’s annual compensation, depending on their age plus years of service on the previous December 31. The new match for salaried and non-union employees was implemented for Bowater employees as a result of the freeze of benefits effective January 1, 2007 for certain Bowater employees under our defined benefit pension plan for U.S. salaried employees. Prior to 2007, we made matching contributions of 60% on the first 6% of a salaried or non-union employee’s annual compensation. Our expense for the defined contribution plans totaled $11 million in 2007, $7 million in 2006, and $8 million in 2005.
Certain of the above plans are covered under collective bargaining agreements.
A measurement date of September 30 is used for all of our Bowater plans, while the measurement date for our Abitibi plans was October 29. SFAS 158 will require us to use a December 31 measurement date beginning in 2008. We have elected to use the 15-month transition method to determine the amount of the adjustment to our opening retained deficit balance and opening accumulated other comprehensive loss balance on January 1, 2008, and the adjustment is expected to be an increase to our retained deficit of approximately $8 million and a decrease to our accumulated other comprehensive loss of approximately $2 million. The following tables include both our foreign and domestic plans. The benefit obligations of the plans outside the United States are significant relative to the total benefit obligation; however, the assumptions used to measure the obligations of those plans are not significantly different from those used for the United States plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in our benefit obligation, change in plan assets, funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets is as follows:

	Pension Plans		Other Postretirement Plans
(In millions)	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$2,314	$2,295	$264	$300
Business Combination (note 3)	4,029	-	185	-
Service cost	38	44	2	4
Interest cost	129	119	13	16
Amendments	2	5	(44)	-
Actuarial (gain) loss	(134)	1	(14)	(36)
Participant contributions	11	12	3	3
Curtailments, settlements and special termination benefits	(21)	(14)	1	(6)
Benefits paid	(166)	(152)	(17)	(17)
Effect of foreign currency exchange rate changes	245	4	8	-

Benefit obligation at end of year	$6,447	$2,314	$401	$264

Change in plan assets:
Fair value of plan assets at beginning of year	$1,858	$1,715	$-	$-
Business Combination (note 3)	3,621	-	-	-
Actual return on plan assets	217	150	-	-
Employer contributions	129	130	14	14
Participant contributions	11	12	3	3
Settlements	-	-	-	-
Benefits paid	(166)	(152)	(17)	(17)
Effect of foreign currency exchange rate changes	215	3	-	-

Fair value of plan assets at end of year	$5,885	$1,858	$-	$-

Reconciliation of funded status:
Funded status deficiency	$(562)	$(456)	$(401)	$(264)
Post-measurement date contributions	66	37	4	3

Funded status at end of year	$(496)	$(419)	$(397)	$(261)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$98	$-	$-	$-
Accounts payable and accrued liabilities	(23)	(11)	(32)	(16)
Pension and other postretirement benefit obligations	(571)	(408)	(365)	(245)

Net obligation recognized	$(496)	$(419)	$(397)	$(261)

The sum of the projected benefit obligations and the sum of the fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $4,603 million and $3,964 million, respectively, as of December 31, 2007, and were $2,290 million and $1,833 million, respectively, as of December 31, 2006. The sum of the accumulated benefit obligations and the sum of the fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $2,917 million and $2,519 million, respectively, as of December 31, 2007, and were $1,573 million and $1,269 million, respectively, as of December 31, 2006. The total accumulated benefit obligation for all pension plans was $6,043 million and $2,153 million at December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of our net periodic benefit cost consist of:

	Pension Plans			Other Postretirement Plans
(In millions)	2007	2006	2005	2007	2006	2005

Net Periodic Benefit Cost:
Service cost	$47	$44	$36	$3	$4	$4
Interest cost	168	119	116	14	16	17
Expected return on Plan assets	(180)	(122)	(114)	-	-	-
Amortization of prior service cost	4	5	3	(11)	(6)	(6)
Recognized net actuarial loss	27	36	17	6	8	9
Curtailments, settlement and special termination benefits	29	14	-	(4)	(6)	(5)

	$95	$96	$58	$8	$16	$19

A detail of amounts included in accumulated other comprehensive loss can be found in note 9, Accumulated Other Comprehensive Loss. We estimate that $7 million of prior service benefits and $13 million of net actuarial losses will be amortized from accumulated other comprehensive loss into our Consolidated Statement of Operations in 2008.
Events Impacting Net Periodic Benefit Cost for the Year Ended December 31, 2007
In October 2006, we approved changes to the other postretirement plan for our U.S. salaried employees. Benefits for employees were either eliminated or reduced depending on whether the employee met certain age and years of service criteria. As a result, a curtailment gain of $3 million was included in the net periodic benefit cost of our OPEB plans in 2007.
In February 2007, union members at our Thunder Bay, Ontario facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 157 jobs were eliminated. A curtailment loss of approximately $2 million and the cost of special termination benefits of $4 million were included in the net periodic benefit cost of our pension plans as a result of the employee reduction. This event will also result in a settlement loss at the time the benefits are paid.
In May 2007, union members at our Gatineau, Quebec facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 175 jobs were eliminated. A curtailment loss of approximately $2 million and special termination benefits of approximately $2 million were included in the net periodic benefit cost of our pension plans as a result of the employee reduction.
In June 2007, union members at our Dolbeau, Quebec facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 130 jobs were eliminated. A curtailment loss of approximately $2 million and special termination benefits of $3 million were included in the net periodic benefit cost of our pension plans as a result of the employee reduction.
At various dates from December 2006 to December 2007, certain employees received lump-sum payouts from three of our retirement pension plans. Accordingly, settlement losses of $8 million were included in the net periodic benefit cost of our pension plans.
In November 2007, we announced the permanent closure of our Dalhousie, Quebec mill (see Note 6, Closure Costs, Impairment and Other Related Charges). As a result, a curtailment loss of $3 million and special termination benefits of $1 million were included in the net periodic benefit cost of our pension plans, and a curtailment gain of $1 million was included in the net periodic benefit cost of our OPEB plans.
In December 2007, we amended the Bowater U.S. Supplemental Executive Retirement Plan and Equalization Plan to finance benefits of grandfathered executives and allow for an in-service distribution election for all active members. Accordingly, a curtailment loss of $2 million was included in the net periodic benefit cost of our pension plans.
Events Impacting Net Periodic Benefit Cost for the Year Ended December 31, 2006
As a result of the reduction of employees at our Thunder Bay “A” kraft pulp mill, curtailment losses of $5 million and special termination benefits of $1 million were included in the net periodic benefit cost of our pension plans. This event resulted in a partial plan termination and will result in a settlement loss when the assets and liabilities are eventually settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In May 2006, we approved changes to our defined benefit pension plan for our U.S. salaried employees. Benefits for certain employees were frozen effective January 1, 2007 and were replaced with a Company contribution to a defined contribution plan. A curtailment loss of $4 million was included in net periodic benefit cost for our pension plans.
In June 2006, we approved changes to our defined benefit pension plan for our Canadian salaried employees. Benefits for certain employees will be frozen January 1, 2008 and will be replaced by a Company contribution to a defined contribution plan. A curtailment loss of approximately $2 million was included in net periodic benefit cost for our pension plans.
In June 2006, we approved changes to our OPEB plan for Canadian salaried employees. The OPEB plan was redesigned to phase out OPEB costs by the end of 2010 by increasing the retirees’ contributions from 20% to 100% over a four-year period beginning January 1, 2007. A curtailment gain of approximately $6 million was included in net periodic benefit cost for our OPEB plans.
At various dates in 2006, certain employees received lump-sum payouts from the supplemental executive retirement plan. Accordingly, settlement losses of $2 million were included in net periodic benefit cost for our pension plans.
Events Impacting Net Periodic Benefit Cost for the Year Ended December 31, 2005
The OPEB curtailment gain of $5 million recorded in 2005 is associated with changes to certain postretirement benefits in Canada.
The following weighted average assumptions were used to determine the projected benefit obligation at the measurement dates and the net periodic benefit cost for the year:

	Pension Plans			Other Postretirement Plans
	2007	2006	2005	2007	2006	2005

Projected benefit obligation:
Discount rate	5.8%	5.4%	5.3%	6.1%	5.8%	5.3%
Rate of compensation increase	2.5%	2.7%	3.6%	3.0%	3.0%	3.8%
Net periodic benefit cost:
Discount rate	5.6%	5.2%	6.0%	5.9%	5.4%	6.0%
Expected return on assets	7.2%	7.5%	7.8%	-	-	-
Rate of compensation increase	2.6%	3.2%	3.9%	3.0%	4.0%	3.9%

The discount rate for our plans is determined by considering the timing and amount of projected future benefit payments and is based on a portfolio of long-term high quality corporate bonds of a similar duration or, for our Canadian plans, a model that matches the plan’s duration to published yield curves. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In determining the rate of compensation increase (below), we reviewed historical salary increases and promotions while considering the impact of current industry conditions and future industry outlook. For the health care cost inflation rate (below), we considered historical trends in these types of costs in the U.S. and Canada.
The assumed health care cost trend rates used to determine the projected benefit obligation for the other postretirement benefit plans as of December 31, 2007 and 2006 are as follows:

	2007	2006

Health care cost trend rate assumed for next year	9.0%	8.5%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	4.8%	4.7%
Year that the rate reaches the ultimate trend rate	2011	2011

Variations in this health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have the following impact to our 2007 obligations and costs:

(In millions)	1% Increase		1% Decrease

Accumulated postretirement benefit costs	$37	9%	$(32)	(8%)
Service and interest costs	2	14%	(2)	(12%)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The allocation of fair value by asset category for plan assets held by our pension plans as of the measurement dates were as follows:

	Weighted
	Average Target
Asset Category	Allocation	2007	2006

Equity securities	53%	50%	63%
Debt securities	46%	49%	35%
Real estate	1%	1%	2%

	100%	100%	100%

Our investment strategy for our plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to secure our obligation to pay pension benefits to qualifying employees while minimizing and stabilizing pension benefit costs and contributions. The asset allocation for each plan is reviewed periodically and rebalancing toward target asset mix is made when asset classes fall outside of a predetermined range. Risk is managed for each plan through diversification of asset classes, specific constraints imposed within asset classes, annual review of the investment policies to assess the need for changes and monitoring of fund managers for compliance with mandates as well as performance measurement. A series of permitted and prohibited investments are listed in our respective investment policies. Prohibited investments include investments in the equity securities of AbitibiBowater or its affiliates as well as investments in our debt securities.
During 2008, we expect to contribute approximately $260 million to our pension plans and approximately $33 million to our other postretirement plans.
The following benefit payments are expected to be paid from the plans’ net assets. The other postretirement plans’ projected benefit payments have been reduced by expected Medicare subsidy receipts associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

		Other	Expected
	Pension	Postretirement	Subsidy
(In millions)	Plans	Plans	Receipts

2008	$437	$33	$4
2009	389	32	5
2010	435	32	5
2011	460	32	6
2012	490	31	6
Years 2013 – 2017	2,311	156	33

Note 21. Income Taxes
The components of “Loss before income taxes, minority interests and cumulative effect of accounting changes” consist of the following for the years ended December 31, 2007, 2006 and 2005:

(In millions)	2007	2006	2005

United States	$(26)	$194	$188
Foreign	(623)	(305)	(279)

	$(649)	$(111)	$(91)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax benefit (provision) consists of:

(In millions)	2007	2006	2005

Federal:
Current	$6	$6		$-
Deferred	39	(46)		(49)

	45	(40)		(49)

State:
Current	(1)	(1)	-
Deferred	3	9		(6)

	2	8		(6)

Foreign:
Current	(7)	1		(10)
Deferred	118	12		26

	111	13		16

Total:
Current	(2)	6		(10)
Deferred	160	(25)		(29)

	$158	$(19)		$(39)

The components of deferred income taxes at December 31, 2007 and 2006, in the accompanying Consolidated Balance Sheets are as follows:

(In millions)	2007	2006

Timber and timberlands	$(21)	$(27)
Fixed assets, net	(658)	(438)
Deferred gains	(113)	(119)
Other assets	(199)	(47)

Deferred tax liabilities	(991)	(631)

Current assets and liabilities	33	18
Employee benefits and other long-term liabilities	-	247
United States tax credit carryforwards	96	86
Canadian investment tax credit carryforwards	349	57
Ordinary loss carryforwards	718	155
Valuation allowance	(415)	(237)

Deferred tax assets	781	326

Net deferred tax liability	$(210)	$(305)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax benefit (provision) attributable to loss before income taxes, minority interests and cumulative effect of accounting changes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% as a result of the following:

(In millions)	2007	2006	2005

Loss before income taxes, minority interests and cumulative effect of accounting changes	$(649)	$(111)	$(91)

Expected income tax benefit	227	39	32
Increase (decrease) in income taxes resulting from:
Valuation allowance (1)	(147)	(27)	(97)
Tax reserves	16	13	9
Goodwill (2)	-	(77)	-
Foreign exchange	(23)	(5)	1
State income taxes, net of federal income tax benefit	4	(5)	(5)
Foreign taxes	43	40	21
Change in statutory tax rates	54	-	-
Other, net	(16)	3	-

Income tax benefit (provision)	$158	$(19)	$(39)

(1)	We have significant deferred tax assets in the U.S. and Canada related to tax credit carryforwards and ordinary loss carryforwards. The carrying value of our deferred tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits, or in the absence of sufficient future taxable income, that we would implement tax planning strategies to generate sufficient taxable income. If these tax planning strategies, estimates and related assumptions change in the future, we may be required to reduce the value of our deferred tax assets, resulting in additional income tax expense. During 2005, based on operating losses for our Canadian operations and current evaluation of available tax planning strategies, in accordance with SFAS No. 109, “Accounting for Income Taxes,” we recorded a tax charge to establish a valuation allowance against most of our remaining net Canadian deferred tax assets that arose during all tax years 2005 and prior, which are primarily for loss carryforwards and tax credits in Canada. In connection with this requirement, most of the income tax benefits that were generated by our 2006 and 2007 Canadian operations losses at Bowater were entirely offset by a tax charge in order to increase the valuation allowance. Additionally, any income tax benefit recorded on any future operating losses generated in these Canadian operations will probably be offset by additional increases to the valuation allowance (tax charge). This would have a negative impact on our overall effective income tax rate in future periods.

(2)	We recorded a goodwill impairment charge of $200 million during the year ended December 31, 2006. No tax benefit is provided by this charge.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we decreased our liability for unrecognized tax benefits by $2 million, which was accounted for as a decrease to our January 1, 2007 retained deficit balance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow:

(In millions)	2007

Balance at January 1, 2007	$28

Increase (decrease) in unrecorded tax benefits resulting from:
Positions taken in a prior period	1
Combination with Abitibi (note 3)	82
Settlements with taxing authorities	(2)
Change in Canadian foreign exchange rate	(3)
Expiration of statute of limitations	(18)

Balance at December 31, 2007	$88

We recognize interest and penalties accrued related to unrecognized tax benefits as components of income tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $85 million. If recognized, these items would impact the Consolidated Statements of Operations and our effective tax rate. We anticipate that the total amount of unrecognized tax benefits will decrease by approximately $6 to $7 million during the next twelve months due to certain U.S. federal and state statute of limitations expiring, primarily in the third quarter of 2008. The approximately $6 to $7 million of unrecognized tax benefits is attributable to various U.S. income tax issues including interest deductibility, intercompany transactions and purchase price allocations. We remain subject to income tax examinations in Canada for tax years 2004-2006 and in the U.S. for tax years 2003-2006.
At December 31, 2007, we had U.S. federal and state net operating loss carryforwards of $985 million and $1,105 million, respectively, and Canadian federal and provincial net operating loss carryforwards of $1,026 million and $1,088 million, respectively. In addition, $349 million of Canadian investment tax credit and expense carryforwards and $96 million of U.S. tax credit carryforwards were available to reduce future income taxes. The U.S. federal and state loss carryforwards expire at various dates up to 2027. The Canadian non-capital loss and investment tax credit carryforwards expire at various dates between 2008 and 2027. Of the U.S. tax credit carryforwards, $79 million consists of alternative minimum tax credits that have no expiration. A valuation allowance totaling $415 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain.
The American Jobs Creation Act of 2004 (the “AJCA”) introduced a special one-time dividend-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision) provided certain criteria are met. We determined that we would not repatriate any foreign earnings under the provisions of the AJCA.
At December 31, 2007 and December 31, 2006, we had unremitted earnings of our subsidiaries outside the United States totaling $103 million and $125 million, respectively, which, notwithstanding the AJCA, have been deemed to be permanently invested. No deferred tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.
In the normal course of business, we are subject to audits from the federal, state, provincial and other tax authorities regarding various tax liabilities. The U.S. federal statute of limitations for pre-2004 tax years expired on September 15, 2007; however, the IRS may adjust our reported tax liabilities for these years to the extent of refunds generated by operating loss carrybacks from subsequent years. We are not currently under audit by the IRS and have not been contacted by the taxing authorities regarding an audit of the post-2003 tax years. The Canadian taxing authorities are auditing years 2002 through 2006 for our Canadian entities. There were no significant adjustments to our tax liabilities arising from any audits over the last three years.
Any audits may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amount accrued. We believe that taxes accrued on our Consolidated Balance Sheets fairly represent the amount of future tax liability due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 22. Commitments and Contingencies
Legal items
We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Although the final outcome of any of these matters is subject to many variables and cannot be predicted with any degree of certainty, we establish reserves for a matter when we believe an adverse outcome is probable and the amount can be reasonably estimated. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on the results of operations in any given quarter or year.
On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the Combination. The complaint seeks damages of no less than $70 million, related costs and such other relief as the court deems just and proper. We believe this claim is entirely without merit and intend to contest this matter vigorously.
On September 7, 2007, BCFPI received a decision in an arbitration related to the 1998 sale to Weyerhaeuser Company (“Weyerhaeuser”) of Bowater’s former pulp and paper facility in Dryden, Ontario. BCFPI and Weyerhaeuser had been arbitrating a claim regarding the cost of certain environmental matters related to the mill. The arbitrators awarded Weyerhaeuser approximately $43 million (CDN $44 million), including interest. As a result of the arbitrator’s decision, which is binding upon Bowater and not subject to appeal, we recorded a pre-tax charge of $28 million (CDN $29 million) during the three and nine months ended September 30, 2007. We had previously established a reserve of approximately $15 million (CDN $15 million) in connection with these environmental matters at the time of the sale.
On April 26, 2006, we received a notice of violation from the U.S. Environmental Protection Agency (“EPA”) alleging four violations of the Clean Air Act (“CAA”) at our Calhoun mill for which penalties in excess of $100,000 could be imposed. We have strong arguments that the Calhoun mill did not violate the CAA and continue to discuss these issues with the EPA.
Since late 2001, Bowater, several other paper companies and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury. These suits have been filed by approximately 1,800 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York, Tennessee and Texas. Approximately 1,000 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 770 claims remain. Insurers are defending these claims, and we have not settled or paid any of these claims. We believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, we do not expect these claims to have a material adverse impact on our business, financial position or results of operations.
Lumber duties
Lumber duties imposed by the U.S. Department of Commerce (“DOC”) were effective for lumber shipments from Canada to the U.S. beginning May 22, 2002. Between May 22, 2002 and October 12, 2006, we paid duties totaling approximately $113 million to cover the various duty rates then in effect. Lumber duties were included as a component of distribution costs on our Consolidated Statements of Operations.
On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U. S. became effective. The agreement provides for the return of approximately $4.5 billion in accumulated cash deposits to Canadian industry with the remaining $1 billion to U.S. interests. Through an arrangement with Export Development Corporation (“EDC”), which the government of Canada designated as its agent to expedite the refund of duties, we recovered approximately $104 million on November 10, 2006. The refund consisted of a return of $92 million of the duties paid and $12 million in interest due the company. We do not expect to recover any additional amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Softwood Lumber Agreement (“SLA”) provides for softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. Volume quotas have been established for each company within the provinces of Ontario, Quebec and British Columbia based on historical production, and the volume quotas are not transferable between provinces. The volume that we were allocated was insufficient to operate both our Ignace and Thunder Bay, Ontario sawmills; therefore, we decided to indefinitely shut our Ignace sawmill in December 2006. U.S. composite prices would have to rise above $355 per thousand board feet before the quota volume restrictions would be lifted. Our average transaction price for lumber in the fourth quarter of 2007 was $287 per thousand board feet.
In 2005, the province of Quebec mandated that the annual harvests of softwood timber on Crown-owned land would be reduced 20% below 2004 levels. The 20% reduction was required to be achieved, on average, for the period 2005 to 2008. In December 2006, the province of Quebec increased that reduction to 23.8% below 2004 levels for the period 2008 to 2013. These requirements did not have any material impact on our results of operations or financial condition during 2006 or 2007.
Letters of credit
There were outstanding letters of credit commitments totaling $177 million at December 31, 2007 (primarily for employee benefit programs, certain debt obligations and other purchase commitments), reducing availability under the revolving credit facilities. (See note 17, Long-term and Short-term Debt).
Employees
As of December 31, 2007, AbitibiBowater employed approximately 18,000 people, of whom approximately 13,000 were represented by bargaining units. Our unionized employees in Canada are represented predominantly by the Communications, Energy and Paperworkers Union and in the U.S. predominantly by the United Steelworkers Union.
Seventeen collective bargaining agreements covering approximately 1,600 of our employees have been renewed in 2007. Six collective bargaining agreements, covering approximately 1,000 of our employees, which expired on or before December 31, 2007, are in the process of being renegotiated. In 2008, another nine collective bargaining agreements will expire, covering approximately 1,200 employees. A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada will expire on the same date in 2009. We requested that the union representing the majority of our Eastern Canadian employees begin negotiations on the 2009 agreements in early 2008. Those negotiations were not successful in reaching an early agreement. The employees at the facility in Mokpo, South Korea have complied with all conditions necessary to strike. The possibility of a strike or lockout of those employees is not clear. While negotiations with the unions in the past have resulted in collective agreements being signed, as is the case with any negotiation, we may not be able to negotiate acceptable new agreements, which could result in strikes or work stoppages by affected employees. Renewal of collective bargaining agreements could also result in higher wage or benefit costs. Therefore, we could experience a disruption of our operations or higher ongoing labor costs which could have a material adverse effect on our business, financial condition or results of operations.
Environmental matters
We may be a “potentially responsible party” with respect to three hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was already contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. We believe we will not be liable for any significant amounts at any of these sites.
We currently have recorded $27 million for environmental liabilities. Approximately $24 million of this $27 million relates to environmental reserves established in connection with prior acquisitions, including the Combination with Abitibi (see note 3, Business Combination). The majority of these liabilities are recorded at discounted amounts, and they are included in other long-term liabilities on the Consolidated Balance Sheets. The $27 million represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity for the liabilities associated with environmental costs related to prior acquisitions or dispositions

	Balance at	Payments			Balance
	beginning	Against	Increase to	Foreign	at end
(In millions)	of year	Reserve (1)	Reserve (2)	Exchange	of year

Year ended December 31, 2007	$18	$(17)	$22	$1	$24

Year ended December 31, 2006	$19	$(2)	$1	$—	$18

Year ended December 31, 2005	$19	$(1)	$—	$1	$19

(1)	Approximately $15 million of the payments were to Weyerhaeuser (see discussion under Legal Items earlier in this note).

(2)	Approximately $21 million of the increase during the year ended December 31, 2007 is attributable to the Combination with Abitibi (see note 3, Business Combination).
Note 23. Share Capital
Refer to note 1, Organization and Basis of Presentation, for information regarding the restatement of share and share-related information in periods prior to the Combination to reflect the Bowater exchange ratio of 0.52. Refer to note 3, Business Combination, for information regarding the merger of Abitibi and Bowater and the resulting issuance of shares.
Preferred stock
AbitibiBowater is authorized to issue 10 million shares of serial preferred stock, $1 par value. As of December 31, 2007 and 2006, no preferred shares were issued and outstanding.
Common stock
AbitibiBowater is authorized to issue 100 million shares of common stock, $1 par value per share. At December 31, 2007, 5.2 million shares of common stock are reserved for issuance upon the exchange of AbitibiBowater Canada Inc. exchangeable shares, and 4.3 million shares of common stock are reserved for issuance upon the exercise from time to time of stock options and other share-based awards.
Exchangeable shares
In conjunction with the 1998 acquisition of Avenor, the 2001 acquisition of Alliance and the 2007 acquisition of Abitibi, our indirect wholly-owned subsidiary, AbitibiBowater Canada Inc. (“ABCI”) (formerly known as Bowater Canada Inc.), issued shares of no par value exchangeable shares (“Exchangeable Shares”). The Exchangeable Shares are exchangeable at any time, at the option of the holder, on a one-for-one basis for shares of AbitibiBowater common stock (previously Bowater common stock). Holders of Exchangeable Shares have voting rights substantially equivalent to holders of AbitibiBowater common stock and are entitled to receive dividends equivalent, on a per-share basis, to dividends paid by AbitibiBowater on its common stock. At some future date (i.e., after 2026 or if there are ever fewer than 500,000 Exchangeable Shares held by the public), the shares become redeemable at the option of ABCI in consideration for the issuance and delivery of shares of AbitibiBowater common stock.
Treasury stock
At December 31, 2006, we held shares of common stock in treasury to pay for employee and director benefits and to fund our dividend reinvestment plan. These shares were cancelled upon consummation of the Combination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 24. Share-Based Compensation
We maintain incentive stock plans that provide for grants of stock options, restricted stock units (“RSUs”) and deferred stock units (“DSUs”) to our directors, officers and certain key employees. Our stock options and certain of our restricted stock units are accounted for as equity-classified awards because these awards are settled by issuing shares of AbitibiBowater common stock upon exercise, in the case of stock options, or upon vesting, in the case of RSUs. The Human Resources and Compensation Committee, a sub-committee of the Board, approves on an annual basis the stock option and RSU grants and the vesting conditions. All outstanding stock options and RSUs at December 31, 2007 are service-based awards. In addition to equity-classified awards, we have liability-classified awards outstanding. Certain of our RSUs, as well as our DSUs, are accounted for as liability-classified awards because these awards are settled by giving the employee cash or common shares that we have purchased on the open market.
The following table details the share-based compensation expense (excluding the cumulative effect of accounting change) recorded in the Consolidated Statements of Operations by award for the years ended December 31:

(In millions)	2007	2006	2005

Stock options	$1	$1	$-
Restricted stock units	13	8	-
Liability–classified awards	(1)	(4)	-

Share-based compensation expense	$13	$5	$-

The following table details the tax (benefit) provision by award for the years ended December 31:

(In millions)	2007	2006	2005

Stock options	$-	$-	$-
Restricted stock units	(4)	(2)	-
Liability–classified awards	-	1	-

Tax benefit on share-based compensation expense	$(4)	$(1)	$-

Our share-based compensation plans authorized the grant of up to 13.5 million shares of our common stock in the form of stock options, RSUs, DSUs and EPRs. At December 31, 2007, approximately 4.3 million shares were available for grant under these plans.
Refer to note 1, Organization and Basis of Presentation, for information regarding the restatement of share and per share information in periods prior to the Combination to reflect the Bowater exchange ratio of 0.52 and information regarding the exchange of outstanding Abitibi and Bowater share-based awards into AbitibiBowater share-based awards.
Stock Options
We grant options to eligible employees to buy AbitibiBowater common stock at exercise prices equal to the market stock price on the date that the options are granted. Stock options granted generally become exercisable over a period of two to four years, except for those granted to directors, which vest immediately. Unless terminated earlier in accordance with their terms, all options expire 10 years from the date of grant.
In May 2006, we granted 182,328 stock options, of which 52,328 cliff vest after 32 months and 130,000 vest ratably over 36 months. In January 2007, we granted 37,516 stock options, which cliff vest after three years and allow for accelerated vesting upon a grantee’s retirement. In October 2007, as a result of the Combination, we granted 920,020 stock options to Abitibi employees in exchange for 14,694,457 outstanding stock options that had been previously granted to them by Abitibi. These awards cliff vest four years after the original grant date and allow for accelerated vesting upon a grantee’s retirement. The exercise price on the stock options granted to Abitibi employees remained the same as the exercise price on the original awards, adjusted for the Abitibi exchange ratio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2007, the terms of all outstanding stock options granted in 2006 were modified to allow for accelerated vesting in full upon a grantee’s involuntary termination without cause. The modification of these 164,241 stock options was treated as a cancellation of the 2006 awards and a new grant of the modified awards. Of the modified stock options, 12,922 were considered Type III modifications (i.e., stock option grants for which future vesting was considered improbable under the original terms of the grant, but considered probable under the modified terms). For those stock options, we reversed cumulative compensation expense recognized through the date of the modification, and started recognizing compensation expense over the new requisite service periods (based on the expected vesting date for each applicable grantee). Of the modified stock options, 151,319 were considered Type I modifications (i.e., stock option grants for which future vesting was considered probable under the original terms of the grant and is still considered probable under the modified terms), and the original compensation expense continues to be recognized over the original requisite service periods. The impact of these modifications on 2007 compensation expense was negligible.
A summary of option activity under our stock plans as of December 31, 2007, and the changes during the year ended December 31, 2007, is presented below:

			Weighted-
			Average	Aggregate
	Number Of	Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(000’s)	Exercise Price	Life (years)	($000)

Outstanding at December 31, 2006 (Restated)	2,590	$83.55
Granted	958	165.58
Exercised	-	-
Canceled	(136)	84.08

Outstanding at December 31, 2007	3,412	$106.55	4.3	$-

Exercisable at December 31, 2007	3,024	$111.44	3.8	$-

The following table shows the weighted-average assumptions used to determine the fair value of each stock option granted or issued in 2007 and 2006:

	2007	2006
	Stock Options	Stock Options
	Granted	Granted

Assumptions:
Expected dividend yield	0.11%	2.95%
Expected volatility	41.8%	32.1%
Risk-free interest rate	4.0%	5.1%
Expected life (in years)	3.9	6.1
Weighted-average fair value of options granted (Restated)	$3.74	$15.38

We estimated the expected dividend yield based on the projected dividend payment per share divided by the stock price on the grant date. We estimated the expected life based on historical experience. We estimated the risk-free interest rate based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the option. We estimated the expected volatility based on an equal weighting of the historical volatility of our common stock (measured over a term approximating the expected life of the stock option) and implied volatility from traded options on our common stock having a life of more than one year.
At December 31, 2007, there was $2 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.9 years. During 2007 and 2006, all vested stock options were “out-of-the-money” (i.e., they had an exercise price greater than our trading stock price). As a result, there were no stock options exercised. The total intrinsic value of stock options exercised in 2005 was $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
We grant RSUs to eligible employees the right to receive one share of AbitibiBowater common stock for each unit that vests. RSUs granted generally vest over a period of two to four years, except for those granted to directors, which vest immediately.
In May 2006, we granted 403,275 equity-classified RSUs, of which 22,635 were performance-based and cliff vest after 32 months, 92,738 were service-based and cliff vest after 32 months, 261,902 were service-based and cliff vest after 20 months and 26,000 were service-based and cliff vest after 12 months. In August 2006 and September 2006, we granted 10,400 and 5,200 equity-classified RSUs, respectively, that were service-based and cliff vest after 36 months. In January 2007, we granted 170,531 equity-classified RSUs that were service-based and cliff vest after 36 months and allow for accelerated vesting upon a grantee’s retirement. In February 2007, we granted 18,773 equity-classified RSUs that were performance-based awards that vested upon the completion of the Combination (see note 3, Business Combination). In March 2007, we granted 28,184 equity-classified RSUs that were performance-based awards. The vesting of these awards is contingent upon the realization of certain synergies within two years of the Combination. The key terms and conditions of these RSUs have not been finalized; therefore, a grant date for FAS 123R purposes has not yet occurred. As such, no compensation expense was recorded in 2007, nor were these awards included in our outstanding RSUs at the end of the period. In June 2007, we granted 986 equity-classified RSUs that were service-based and cliff vest after 36 months.
In September 2007, the terms of all outstanding performance-based and service-based RSUs granted in 2006, except the awards granted in May 2006 that cliff vest over 20 months, were modified to allow for accelerated vesting in full upon a grantee’s involuntary termination without cause and to remove any performance conditions from the awards. The modification of these 106,968 RSUs was treated as a cancellation of the 2006 awards and a new grant of the modified awards. Of the modified RSUs, 33,763 were considered Type III modifications. For those RSUs, we reversed cumulative compensation expense recognized through the date of modification, and started recognizing compensation expense over the new requisite service periods (based on the expected vesting date for each applicable grantee). Of the modified RSUs, 73,205 were considered Type I Modifications, and the original compensation expense continues to be recognized over the original requisite service periods. The impact of these modifications on 2007 compensation expense was negligible.
The following table summarizes recent activity and the status of the equity-classified RSUs:

	Number Of Shares	Weighted-Average Fair
	(000’s)	Value at Grant Date

Outstanding at December 31, 2006 (Restated)	346	$50.20
Granted	190	53.53
Vested	(96)	51.71
Forfeited	(7)	51.60

Outstanding at December 31, 2007	433	$51.31

At December 31, 2007, there was $7 million of unrecognized compensation cost related to equity-classified RSUs, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of equity-classified RSUs vested during 2007 was $3 million.
Liability-Classified Awards
At the date of the Combination, we granted liability-classified RSUs and DSUs to senior executives and directors of Abitibi in exchange for similar outstanding awards that had been granted to them by Abitibi prior to the Combination. All of the DSUs granted are fully vested, while the RSUs will continue to vest over their original requisite service periods, which continue for periods up to two years. Additionally, we grant DSUs to directors upon deferral of their annual board retainer and meeting fees and as share-based awards. Each DSU is equivalent in value to one share of AbitibiBowater common stock. The DSUs granted to directors for board retainer and meeting fees vest immediately, while the DSUs credited to directors as retirement awards vest after five years of service. DSUs are payable upon termination or retirement.
At December 31, 2007 there were 1,283,153 liability-classified awards outstanding at a weighted-average share price of $76.22 with a remaining contractual term of 2.2 years. The liability for these awards was $3 million at December 31, 2007 and $3 million at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 25. Timberland Leases, Operating Leases and Purchase Obligations
We control approximately 67,000 acres of timberlands under long-term leases expiring 2023 to 2058 for which aggregate lease payments were less than $1 million each year in 2007, 2006 and 2005. These lease costs are capitalized as part of timberlands and are charged against income at the time the timber is harvested. In addition, we lease certain office premises, office equipment and transportation equipment under operating leases. Total rental expense for operating leases was $27 million in 2007, $9 million in 2006 and $9 million in 2005. We also enter into various supply and cutting rights agreements, guarantees and purchase commitments in the normal course of business. Total expenses for these agreements, guarantees and purchase commitments were $91 million in 2007, $76 million in 2006 and $78 million in 2005. We manage approximately 50 million acres of Crown-owned land in Canada on which we have cutting rights. We make payments to various Canadian provinces based on the amount of timber harvested.
At December 31, 2007, the future minimum rental payments under timberland leases, operating leases and commitments for purchase obligations are as follows:

	Timberland	Operating	Purchase
(In millions)	Lease Payments	Leases, Net	Obligations(1)

2008	$—	$36	$71
2009	1	21	68
2010	—	15	57
2011	1	11	57
2012	—	9	57
Thereafter	11	40	278

	$13	$132	$588

(1)	Purchase obligations include, among other things, a fiber supply contract for our Coosa Pines operation with commitments totaling $74 million through 2014, a steam supply contract for our Dolbeau operations with commitments totaling $206 million through 2023 and a cogeneration supply agreement at our Bridgewater operations with commitments totaling $199 million through 2015.
Note 26. Segment Information
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are newsprint, coated papers, specialty papers, market pulp and wood products.
None of the income or loss items following “Operating (loss) income” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, impairments, employee termination costs, gains on dispositions of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.
Only assets which are identifiable by segment and reviewed by our management are allocated to segment assets. Allocated assets include goodwill and finished goods inventory. All other assets are not identifiable by segment and are included in “Corporate and Other.” Goodwill of $188 million related to the Combination with Abitibi has not been allocated to any segment yet and is included in “Corporate and Other” (See note 5, Goodwill and Other Intangible Assets, Net). Information needed to recast 2005 goodwill based on our current reportable segments, which were changed in 2006, is not readily available.
In conjunction with the Combination, we added 17 paper and pulp manufacturing facilities, 17 sawmills and 5 remanufactured and engineered wood facilities to our operations, which impacted all of our segments except coated papers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about segment profit and loss and segment assets for the three years ended December 31, 2007, 2006 and 2005:

			Coated	Specialty	Market	Wood	Corporate	Consolidated
(In millions)		Newsprint	Papers	Papers	Pulp	Products	and Other	Total

Sales
	2007	$1,574	$570	$800	$600	$318	$14	$3,876
	2006	1,438	612	570	559	332	19	3,530
	2005	1,429	625	477	534	385	34	3,484

Depreciation, amortization and cost of timber harvested
	2007	$165	$38	$109	$54	$23	$7	$396
	2006	137	42	64	53	18	9	323
	2005	142	44	57	58	19	9	329

Segment (loss) income (1)
	2007	$(134)	$42	$(85)	$96	$(91)	$(228)	$(400)
	2006	79	76	(35)	37	63	(179)	41
	2005	72	114	2	8	15	(112)	99

Capital expenditures
	2007	$41	$7	$25	$40	$6	$9	$128
	2006	65	14	65	40	4	11	199
	2005	54	14	49	24	14	13	168

Assets
	2007	$671	$15	$149	$25	$86	$9,373	$10,319
	2006	574	21	83	25	10	3,933	4,646
	2005	45	15	17	29	15	5,031	5,152

(1)	Corporate and other operating loss includes net gains from dispositions of assets of $145 million, $186 million and $66 million for the years ended December 31, 2007, 2006 and 2005, respectively; and closure costs, impairment and other related charges of $123 million, $253 million and $83 million for the years ended December 31, 2007, 2006 and 2005, respectively. Operating income for Wood Products includes a refund of lumber duties of $92 million for the year ended December 31, 2006. The Combination with Abitibi impacted our 2007 results beginning October 29, 2007.
Sales to our joint venture partners, which are transacted at arm’s length, were $255 million, $359 million and $326 million in 2007, 2006 and 2005, respectively. Amounts due from joint venture partners were $30 million and $51 million at December 31, 2007 and 2006, respectively, and are included in “Accounts receivable, net” on our Consolidated Balance Sheets.
Sales by country are as follows:

	Sales by Country(1)
(In millions)	2007	2006	2005

United States	$2,498	$2,493	$2,484
Foreign Countries:
Canada	333	235	271
Korea	92	106	104
United Kingdom	150	64	78
Mexico	112	93	71
Italy	104	74	73
Other countries (2)	587	465	403

	1,378	1,037	1,000

	$3,876	$3,530	$3,484

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-lived assets by country are as follows:

	Long-Lived Assets by Country(3)
(In millions)	2007	2006	2005

United States	$1,907	$1,549	$1,717
Foreign Countries:
Canada	3,717	1,253	1,357
Korea	124	135	146
United Kingdom	17	-	-

	3,858	1,388	1,503

	$5,765	$2,937	$3,220

(1)	Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of AbitibiBowater’s 2007, 2006 or 2005 consolidated sales.

(2)	No country in this group exceeded 2% of consolidated sales.

(3)	Excludes goodwill, intangible assets, financial instruments and deferred tax assets.
Note 27. Supplemental Cash Flow Information
Transactions related to investing and financing activities with significant non-cash components include the impact of the Combination with Abitibi on October 29, 2007. The net assets of Abitibi were acquired through the issuance of AbitibiBowater common stock and Exchangeable Shares. Individual items on the Consolidated Statement of Cash Flows for the year ended December 31, 2007 exclude the impact of this Combination, except for the cash acquired in the Combination. Refer to note 3, Business Combination, for additional details related to assets acquired and liabilities assumed in the Combination.
Note 28. Quarterly Information (Unaudited)

Year ended December 31, 2007
(In millions, except per-share amounts)	First	Second	Third	Fourth(1)	Year

Sales	$772	$798	$815	$1,491	$3,876
Operating income (loss) (2)	25	15	(82)	(358)	(400)
Net loss	(35)	(63)	(142)	(250)	(490)
Basic income (loss) per common share:
Net loss (restated)	(1.19)	(2.09)	(4.75)	(5.09)	(14.11)
Diluted loss per common share:
Net loss (restated)	(1.19)	(2.09)	(4.75)	(5.09)	(14.11)

Year ended December 31, 2006
(In millions, except per-share amounts)	First	Second	Third	Fourth	Year

Sales	$893	$900	$876	$861	$3,530
Operating income (loss) (3)	40	67	(179)	113	41
Income (loss) before cumulative effect of accounting changes	(16)	(11)	(216)	108	(135)
Net income (loss)	(19)	(11)	(216)	108	(138)
Basic income (loss) per common share:
Income (loss) before cumulative effect of accounting changes (restated)	(0.54)	(0.35)	(7.24)	3.59	(4.55)
Net income (loss) (restated)	(0.63)	(0.35)	(7.24)	3.59	(4.64)
Diluted income (loss) per common share:
Income (loss) before cumulative effect of accounting changes (restated)	(0.54)	(0.35)	(7.24)	3.58	(4.55)
Net income (loss) (restated)	(0.63)	(0.35)	(7.24)	3.58	(4.64)

(1)	The fourth quarter of 2007 includes the operating results of Abitibi from the date of the Combination through December 31, 2007. Sales for Abitibi during this period were $665 million and operating loss was $99 million.

(2)	Includes gains on dispositions of assets of $58 million in the first quarter, $65 million in the second quarter, $17 million in the third quarter and $5 million in the fourth quarter; severance of $7 million in the first quarter, $12 million in the second quarter, $8 million in the third quarter and $32 million in the fourth quarter; merger related costs of $2 million in the first quarter, $8 million in the second quarter, $10 million in the third quarter and $29 million in the fourth quarter;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an arbitration award of $28 million in the third quarter and closure costs, impairment and other related charges of $123 million in the fourth quarter.

(3)	Includes gains on dispositions of assets of $29 million in the first quarter, $72 million in the second quarter, $54 million in the third quarter and $31 million in the fourth quarter; severance of $4 million in the first quarter, $7 million in the third quarter and $5 million in the fourth quarter; closure costs, impairment and other related charges of $247 million in the third quarter and $6 million in the fourth quarter; and a refund of lumber duties of $92 million in the fourth quarter.

Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting
Financial Statements
Management of AbitibiBowater Inc. is responsible for the preparation of the financial information included in this Annual Report on Form 10-K. The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.
Assessment of Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. AbitibiBowater Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
▪	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of AbitibiBowater Inc.;

▪	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

▪	provide reasonable assurance that receipts and expenditures of AbitibiBowater Inc. are being made only in accordance with the authorizations of management and directors of AbitibiBowater Inc.; and

▪	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Consolidated Financial Statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of AbitibiBowater Inc.’s internal control over financial reporting as of December 31, 2007. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of AbitibiBowater Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2007, AbitibiBowater Inc.’s internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, the independent registered public accounting firm which audited and reported on the Consolidated Financial Statements of AbitibiBowater Inc. included in this Form 10-K, has issued an attestation report on the operating effectiveness of internal control over financial reporting. PricewaterhouseCoopers LLP’s report follows this report.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Shareholders of AbitibiBowater Inc.
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, capital accounts and cash flows present fairly, in all material respects, the financial position of AbitibiBowater Inc. at December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions. The consolidated financial statements of Bowater Incorporated, the predecessor to AbitibiBowater Inc., as of December 31, 2006 and for the two years then ended were audited by other auditors whose report dated March 1, 2007 expressed an unqualified opinion on those statements.
As discussed in Note 4 to the consolidated financial statements, the Company’s wholly-owned subsidiary, Abitibi-Consolidated Inc. (“Abitibi”) is currently experiencing a liquidity shortfall and liquidity problems and there is substantial doubt about Abitibi’s ability to continue as a going concern.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Montreal, Canada
March 17, 2008

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Board of Directors of AbitibiBowater Inc.:
We have audited the accompanying consolidated balance sheet of AbitibiBowater Inc. and subsidiaries (formerly Bowater Incorporated) as of December 31, 2006, and the related consolidated statements of operations, capital accounts and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AbitibiBowater Incorporated and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in notes 1 and 2 to the consolidated financial statements, in 2006 the Company (i) changed its method of quantifying errors; (ii) changed its method of accounting for share-based payment; and (iii) changed its method of accounting for pensions and other postretirement benefits plans. In addition, in 2005 the Company changed its method of accounting for conditional asset retirement obligations.
/s/ KPMG LLP
KPMG LLP
Greenville, South Carolina
March 1, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Executive Chairman and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
Internal Control over Financial Reporting
Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2007. Management’s report on internal control over financial reporting can be found on page 105 of this Annual Report on Form 10-K. Our independent registered public accounting firm has issued an attestation report on the operating effectiveness of internal control over financial reporting as of December 31, 2007. This report can be found on page 106 of this Annual Report on Form 10-K.
Changes in Internal Control
As discussed in more detail in Item 1 of this report, on October 29, 2007, Bowater and Abitibi combined in a merger of equals under a newly formed holding company, AbitibiBowater. Abitibi and Bowater became wholly-owned subsidiaries of AbitibiBowater. Bowater is deemed to be the “acquirer” of Abitibi for accounting purposes. We have extended our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the internal controls over financial reporting of both Abitibi and Bowater.
There was no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding AbitibiBowater’s directors is incorporated by reference to the material under the headings “Election of Directors - Information on Nominees and Directors” and “Board and Committee Meetings” in our Proxy Statement with respect to the 2008 Annual Meeting of Stockholders to be filed under Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”).
Information regarding AbitibiBowater’s Audit Committee and its Audit Committee Financial Expert is included by reference to material under the heading “Corporate Governance-Audit Committee” in the Proxy Statement.
Information regarding changes to the procedures by which security holders may recommend nominees to AbitibiBowater’s board of directors is incorporated by reference to the material under the headings “Election of Directors - Corporate Governance Principles” and “Proposals by Shareholders” in the Proxy Statement.
Information regarding AbitibiBowater’s executive officers is provided under the caption “Executive Officers” in Item 1 of this Form 10-K.
Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
AbitibiBowater has adopted a code of business conduct that applies to all of AbitibiBowater’s North American employees, including but not limited to, AbitibiBowater’s chief executive officer, principal financial and accounting officer and controller. The code of business conduct is posted on AbitibiBowater’s website (www.abitibibowater.com). AbitibiBowater will disclose amendments to its code of business conduct and any waivers of its provisions with respect to its chief executive officer, chief financial officer, principal accounting officer and controller on its website within five business days following the date of the amendment or waiver.
Item 11. Executive Compensation
Information regarding executive compensation is incorporated by reference to the material under the headings “Election of Directors — Director Compensation”, “Human Resources and Compensation Committee Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Executive Compensation” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning (1) any person or group known to AbitibiBowater to be the beneficial owner of more than 5% of its voting stock, (2) ownership of its equity securities by management and (3) its equity compensation plans is incorporated by reference to the material under the heading “Stock Ownership” in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information regarding certain relationships and related transactions is incorporated by reference to the material under the heading “Related Party Transactions” and “Director Independence” in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information regarding the fees and services of AbitibiBowater’s principal accountants is incorporated by reference to the material under the heading “Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a) The following are filed as a part of this Annual Report on Form 10-K:
(1)	The following are included at the indicated page of this Annual Report on Form 10-K:

Page(s)
Consolidated Statements of Operations for Each of the Years in the Three-Year Period Ended December 31, 2007	58
Consolidated Balance Sheet at December 31, 2007 and 2006	59
Consolidated Statements of Shareholders’ Equity for Each of the Years in the Three-Year Period Ended December 31, 2007	60
Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2007	61
Notes to Consolidated Financial Statements	62-105
Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting	106
Reports of Independent Registered Public Accounting Firms	107-108
(2)	The following financial statement schedule for the year ended December 31, 2007 is submitted:

Schedule I–AbitibiBowater Condensed Financial Statements and Notes	F-1
All other financial statement schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes.
(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1*	Combination Agreement and Agreement and Plan of Merger dated as of January 29, 2007 among Alpha-Bravo Holdings Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc., and Bowater Canada Inc. (incorporated by reference to Exhibit 2.1 to Bowater Incorporated’s Form 8-K filed January 29, 2007)

2.1.1*	First Amendment, dated as of May 7, 2007, to the Combination Agreement and Agreement and Plan of Merger dated as of January 29, 2007 among AbitibiBowater Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc. and Bowater Canada Inc. (the “First Amendment”) (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Form 10-Q filed May 10, 2007 for the Period ended March 31, 2007)

2.2*	Form of Plan Arrangement (incorporated by reference to Annex E to the Joint Proxy Statement/Prospectus/Management Information Circular of AbitibiBowater Inc., filed pursuant to Rule 424(b)(3) on June 25, 2007

2.3**	Asset and Stock Purchase Agreement dated as of February 10, 2008 between Abitibi Consolidated Sales Corporation and Catalyst Paper Corporation

3.1*	Amended and Restated Certificate of Incorporation of AbitibiBowater Inc. effective October 29, 2007 (incorporated by reference to Exhibit 3.1 to AbitibiBowater Inc.’s Form 8-K12B filed October 29, 2007)

3.2*	Form of Amended and Restated By-Laws of AbitibiBowater Inc. (incorporated by reference to Exhibit 3.2 to AbitibiBowater Inc.’s Form 8-K12B filed October 29, 2007)

4.1*	Form of Amended and Restated Support Agreement, among AbitibiBowater Inc., Bowater Canadian Holdings Incorporated, AbitibiBowater Canada Inc. and Bowater Incorporated (incorporated by reference to Exhibit 4.1 to AbitibiBowater Inc.’s Form S-3ASR filed October 29, 2007)

4.2*	Form of Provisions Attaching to the Exchangeable Shares (incorporated by reference to Schedule 1 of Annex F to the Joint Proxy Statement/Prospectus/Management Information Circular of AbitibiBowater Inc., filed pursuant to Rule 424(b)(3) on June 25, 2007

Exhibit No.	Description
4.3*	Certificate of Designation of Special Voting Stock of AbitibiBowater Inc. effective as of 5:45 a.m. Eastern Time on October 29, 2007 (incorporated by reference to Exhibit 4.1 to AbitibiBowater Inc.’s Form 8-K12B filed October 29, 2007).

4.4*	Purchase Agreement dated June 16, 2003, by and between Bowater Incorporated and UBS Securities, LLC as Representative of the Several Initial Purchasers named in Schedule I thereto (incorporated by referenced to Exhibit 4.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the Period ended June 30, 2003).

4.5*	Indenture dated June 19, 2003, by and between Bowater Incorporated, as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the Period ended June 30, 2003).

4.6*	Indenture dated as of October 31, 2001 by and among Bowater Canada Finance Corporation (as Issuer), Bowater Incorporated (as Guarantor) and The Bank of New York (as Trustee) (incorporated by reference to Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the Period ended September 30, 2001).

4.7*	Senior Indenture, dated March 17, 2004, between Bowater Incorporated and The Bank of New York (incorporated by reference to Bowater Incorporated’s Current Report on Form 8-K filed on March 17, 2004).

4.8*	2004 Supplemental Indenture, dated March 17, 2004, between Bowater Incorporated and The Bank of New York (incorporated by reference to Exhibit 4.1 to Bowater Incorporated’s Current Report on Form 8-K filed March 17, 2004).

4.9*	Indenture, dated June 15, 2004, among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada (as Issuer) and the Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference to Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-10 filed July 26, 2004).

4.10*	Indenture, dated November 2001, among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada (as Issuer) and the Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference to Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-9/A filed November 20, 2001).

4.11*	Indenture, dated November 2001, among Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P. (as Issuer) and the Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference to Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-9/A filed July 12, 2000).

4.12	Purchase Agreement among Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., CIBC World Markets Corp., Scotia Capital (USA) Inc., NBF Securities (USA) Corp., RBC Dominion Securities Corporation, ABN Amro Incorporated, SG Americas Securities, LLC, Credit Suisse First Boston LLC, Tokyo-Mitsubishi International PLC, dated June 10, 2004 (incorporated by reference to Exhibit 3.1 to Abitibi-Consolidated Inc.’s Form F-10 filed July 26, 2004).

9.1*	Form of Amended and Restated Voting and Exchange Trust Agreement among AbitibiBowater Canada Inc., Bowater Canadian Holdings Incorporated, AbitibiBowater Inc., Bowater Incorporated and CIBC Mellon Trust Company (incorporated by reference to Exhibit 9.1 to AbitibiBowater Inc.’s Form S-3ASR filed October 29, 2007).

†10.1**	Offer letter between Pierre Rougeau and AbitibiBowater Inc. dated September 28, 2007.

†10.2**	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Pierre Rougeau, dated April 1, 2002.

†10.3**	Repayment Agreement between William G. Harvey and Bowater Incorporated, dated October 29, 2007.

†10.4**	Bonus Letter between William G. Harvey and Bowater Incorporated, dated October 26, 2007.

†10.5**	Offer Letter between William G. Harvey and AbitibiBowater Inc., dated October 12, 2007.

†10.6**	Repayment Agreement between Jim T. Wright and Bowater Incorporated, dated November 1, 2007.

†10.7**	Offer Letter between Jim T. Wright and AbitibiBowater Inc., dated October 17, 2007.

†10.8**	Bonus Letter between Jim T. Wright and Bowater Incorporated, dated October 17, 2007.

†10.9**	Severance Compensation Agreement between Abitibi-Consolidated Inc. and John W. Weaver, dated February 18, 2006.

†10.10**	Severance Entitlements Letter between Abitibi-Consolidated Inc. and John W. Weaver, dated September 25, 2000.

†10.11**	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Alain Grandmont, dated April 1, 2002.

†10.12**	Offer Letter between Alain Grandmont and AbitibiBowater Inc., dated September 27, 2007.

†10.13**	Severance Compensation Agreement between Abiti-Consolidated Inc. and Thor Thorsteinson, dated April 1, 2002.

†10.14**	Offer Letter between Thor Thorsteinson and AbitibiBowater Inc., dated September 27, 2007.

†10.15**	Supplemental Executive Retirement Plan of AbitibiBowater Inc.’s subsidiary, Abitibi-Consolidated Inc. (formerly Donohue Inc.) dated December 1999.

†10.16**	Supplement Retirement Plan between Donohue Inc. and Yves Laflamme, dated January 27, 2000.

†10.17**	Severance Compensation Agreement Letter between Abiti-Consolidated and Yves Laflamme, dated December 11, 2006.

†10.18**	Severance Compensation Agreement between Abitibi-Consolidated and Yves Laflamme, dated September 1, 2006.

Exhibit No.	Description
†10.19**	Severance Compensation Agreement between Abitibi-Consolidated and Jacques Vachon, dated November 10, 1998.

†10.20*	Offer Letter between W. Eric Streed and AbitibiBowater Inc., dated October 19, 2007.

†10.21**	Bonus Letter between W. Eric Streed and Bowater Incorporated, dated October 16, 2007.

†10.22**	Repayment Agreement between W. Eric Streed and Bowater Incorporated, undated.

†10.23**	Repayment Agreement between David J. Paterson and Bowater Incorporated, dated January 23, 2008.

†10.24**	Abitibi-Consolidated Executive Deferred Share Units Plan, effective date as of January 1, 2000.

†10.25**	Abitibi-Consolidated Inc. Restricted Share Unit Plan, undated.

†10.26**	Abitibi-Consolidated Deferred Share Unit Plan (Stock plan for non-employee directors), dated March 11, 1998.

†10.27**	Abitibi-Consolidated U.S. Supplement Executive Retirement Plan (SERP), as Amended and Restated, dated January 1, 2007.

†10.28**	Canadian Supplement Executive Retirement Plan (SERP) for Executive Employees of Abitibi-Consolidated Inc., dated January 1, 1999.

†10.29*	Fifth Amendment to the Bowater Incorporated Benefits Equalization Plan (incorporated by reference to Exhibit 10.2 to AbitibiBowater Inc.’s Form 8-K filed December 3, 2007).

†10.30*	Sixth Amendment to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies (incorporated by reference to Exhibit 10.1 to AbitibiBowater Inc.’s Form 8-K filed December 3, 2007).

†10.31*	Seventh Amendment to the Bowater Incorporated Retirement Plan (incorporated by reference to Exhibit 10.3 to AbitibiBowater Inc.’s Form 8-K filed December 3, 2007).

†10.32*	Second Amendment to the Bowater Incorporated Retirement Savings Plan (incorporated by reference to Exhibit 10.4 to AbitibiBowater Inc.’s Form 8-K filed December 3, 2007).

10.33*	Third Amendment and Waiver, dated as of February 25, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference to Exhibit 10.1 to AbitibiBowater Inc.’s Form 8-K filed February 29, 2008).

10.34*	Third Amendment and Waiver, dated as of February 25, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater, Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference to Exhibit 10.2 to AbitibiBowater Inc.’s Form 8-K filed February 29, 2008).

10.35*	Second Amendment, effective as of November 2, 2007, to the Credit Agreement between Bowater Incorporated and Wachovia Bank, National Association, as Administrative Agent for the Lenders party thereto, dated as of May 31, 2006 (incorporated by reference to Exhibit 10.1 to AbitibiBowater Inc.’s Form 8-K filed November 8, 2007).

Exhibit No.	Description
10.36*	Second Amendment, effective as of November 2, 2007, to the Credit Agreement among Bowater Incorporated, Bowater Canadian Forest Products Inc., Bowater Canadian Holdings Incorporated and The Bank of Nova Scotia, as Administrative Agent for the Lenders party thereto, dated as of May 31, 2006 (incorporated by reference to Exhibit 10.2 to AbitibiBowater Inc.’s Form 8-K filed November 8, 2007).

10.37*	First Amendment to the Bowater Incorporated Supplemental Retirement Savings Plan (incorporated by reference to Exhibit 10.5 to AbitibiBowater Inc.’s Form 8-K filed December 3, 2007).

10.38*	Credit Agreement, dated May 31, 2006, by and among Bowater Incorporated, several lenders and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.1 to Bowater Incorporated’s Form 10-Q filed August 4, 2007 for the Period ended June 30, 2006).

10.39*	Credit Agreement, dated May 31, 2006, by and among Bowater Incorporated, several lenders and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.2 to Bowater Incorporated’s Form 10-Q filed August 4, 2007 for the Period ended June 30, 2006).

10.40**	Amended and Restated Receivables Purchase Agreement among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, PLC, Citibank, N.A., the Originators Named Herein, Abitibi Consolidated Sales Corporation and Abitibi-Consolidated Inc. dated January 31, 2008.

10.41**	Amended and Restated Purchase and Contributed Agreement among Abitibi-Consolidated Inc., Abitibi Consolidated Sales Corporation, Abitibi Consolidated Sales Corporation and Abitibi-Consolidated U.S. Funding Corp., dated January 31, 2008.

10.42**	Credit Agreement among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada, the Bank of Nova Scotia, Citibank, N.A. and Goldman Sachs Credit Partners, dated October 3, 2005.

10.43**	First Amendment, dated September 28, 2006, to the Credit Agreement among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada, the Bank of Nova Scotia, Citibank, N.A. and Goldman Sachs Credit Partners, dated October 3, 2005.

10.44**	Second Amendment, dated November 24, 2006, to the Credit Agreement among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada, the Bank of Nova Scotia, Citibank, N.A. and Goldman Sachs Credit Partners, dated October 3, 2005.

10.45**	Third Amendment, dated July 16, 2007, to the Credit Agreement among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada, the Bank of Nova Scotia, Citibank, N.A. and Goldman Sachs Credit Partners, dated October 3, 2005.

10.46**	Fourth Amendment, dated August 14, 2007, to the Credit Agreement among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada, the Bank of Nova Scotia, Citibank, N.A. and Goldman Sachs Credit Partners, dated October 3, 2005.

10.47**	Fifth Amendment, dated December 27, 2007, to the Credit Agreement among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada, the Bank of Nova Scotia, Citibank, N.A. and Goldman Sachs Credit Partners, dated October 3, 2005.

10.48**	Offer Letter between Jon Melkerson and AbitibiBowater Inc., dated October 3, 2007.

12.1**	Statement Regarding Computation of Unaudited Raito of Earnings to Fixed Charges.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

23.2**	Consent of Previous Independent Registered Public Accounting Firm.

31.1**	Certification of Executive Chairman Pursuant to Section 302.

31.2**	Certification of CFO Pursuant to Section 302.

32.1**	Certification of Executive Chairman Pursuant to Section 906.

32.2**	Certification of CFO Pursuant to Section 906.

*	Previously filed and incorporated herein by reference

**	Filed with this Form 10-K

†	This is a management contract or compensatory plan or arrangement.
(b) The above-referenced exhibits are being filed with this report.
(c) None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AbitibiBowater has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABITIBIBOWATER INC.
Date: March 17, 2008	By:	/s/ John W. Weaver
John W. Weaver
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AbitibiBowater and in the capacities indicated, as of March 17, 2008.

Signature	Title	Date

/s/ John W. Weaver John W. Weaver	Executive Chairman	March 17, 2007

/s/ William G. Harvey William G. Harvey	Senior Vice President and Chief Financial Officer	March 17, 2007

/s/ Joseph B. Johnson Joseph B. Johnson	Vice President and Controller	March 17, 2007

/s/ John Q. Anderson John Q. Anderson	Director	March 17, 2007

/s/ Hans P. Black Hans P. Black	Director	March 17, 2007

/s/ Jacques Bougie Jacques Bougie	Director	March 17, 2007

/s/ William E. Davis William E. Davis	Director	March 17, 2007

/s/ Richard B. Evans Richard B. Evans	Director	March 17, 2007

/s/ Gordon D. Giffin Gordon D. Giffin	Director	March 17, 2007

/s/ Ruth R. Harkin Ruth R. Harkin	Director	March 17, 2007

/s/ Lise Lachapelle Lise Lachapelle	Director	March 17, 2007

/s/ Gary J. Lukassen Gary J. Lukassen	Director	March 17, 2007

/s/ David J. Paterson David J. Paterson	Director	March 17, 2007

/s/ John A. Rolls John A. Rolls	Director	March 17, 2007

/s/ Bruce W. Van Saun Bruce W. Van Saun	Director	March 17, 2007

/s/ Togo D. West, Jr. Togo D. West, Jr.	Director	March 17, 2007
* William G. Harvey, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons that are filed herewith as Exhibit 24.

By:	/s/ William G. Harvey

William G. Harvey, Attorney-in-Fact

Schedule I — ABITIBIBOWATER CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater
(Parent Company Only)
($ millions)
Condensed Balance Sheet
December 31, 2007

Assets
Investment in Subsidiaries	$1,900

Total Assets	$1,900

Liabilities and Stockholders’ Equity
Accounts payable — Subsidiaries	$1

Total Liabilities	$1

Stockholders’ Equity
Capital Stock
Common stock, $1 par value. Authorized 100,000,000 shares; issued 52,363,033 shares at December 31, 2007	$52
Exchangeable shares, no par value. Unlimited shares authorized; 5,106,627 shares outstanding at December 31, 2007	276
Additional paid-in capital	2,313
Retained Earnings Deficit	(598)
Accumulated other comprehensive loss	(144)

Total Stockholders’ Equity	1,899

Total Liabilities and Stockholders’ Equity	$1,900

Schedule I — ABITIBIBOWATER CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater
(Parent Company Only)
($ millions)
Condensed Statement of Operations and Retained Deficit
For the period from inception (January 25, 2007) through December 31, 2007

Expenses
General and Administrative Expenses	$1
Equity in Operations of Subsidiaries	489

Net Loss	490
Retained Deficit at inception	108

Retained Deficit at December 31, 2007	$598

Condensed Statement of Cash Flows
For the period from inception (January 25, 2007) through December 31, 2007

Cash Flows from Operating Activities
Net loss	$(490)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in Operations of Subsidiaries	489
Increase in Accounts Payable	1

Net cash provided by operations	—

Net increase (decrease) in cash	—

Cash at December 31, 2007	—

Schedule I — ABITIBIBOWATER CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater
(Parent Company Only)
($ millions)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note A — Organization and Basis of Presentation:
The accompanying condensed financial statements, including the notes thereto, should be read in conjunction with the consolidated financial statements of AbtibiBowater Inc.
AbitibiBowater Inc. (“AbitibiBowater”, also referred to as “we” or “our”. was incorporated in Delaware on January 25, 2007. On October 29, 2007, pursuant to a Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007, Abitibi-Consolidated Inc. “(Abitibi”) and Bowater Incorporated (“Bowater”) combined in a merger of equals with each becoming a wholly-owned subsidiary of AbitibiBowater (the “Combination”).
As a result of the Combination, each issued and outstanding share of Bowater common stock was converted into 0.52 of a share of AbitibiBowater common stock. Each issued and outstanding exchangeable share of Bowater Canada Inc. (a wholly-owned subsidiary of Bowater now named AbitibiBowater Canada Inc.) was changed into 0.52 of an exchangeable share of AbitibiBowater Canada Inc. Each issued and outstanding share of Abitibi common stock was exchanged for either 0.06261 of a share of AbitibiBowater common stock or 0.06261 of an exchangeable share of AbitibiBowater Canada Inc. All Abitibi and Bowater stock options, stock appreciation rights and other stock-based awards outstanding, whether vested or unvested, were converted into AbitibiBowater stock options, stock appreciation rights or stock-based awards. The number of shares subject to such converted awards was adjusted by multiplying the number of shares outstanding by the Abitibi exchange ratio of 0.06261, in the case of an Abitibi award, and by the Bowater exchange ratio of 0.52, in the case of a Bowater award. Similarly, the exercise price of the converted stock options or base price of the stock appreciation rights was adjusted by dividing such price by the Abitibi exchange ratio or the Bowater exchange ratio as appropriate.
The Combination has been accounted for in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” Bowater is deemed to be the “acquirer” of Abitibi for accounting purposes, and AbitibiBowater is deemed to be the successor to Bowater for purposes of U.S. securities laws and regulations governing financial reporting.
The Combination resulted in AbitibiBowater becoming a holding company whose only assets are the common stock of Atibiti and Bowater. As successor to Bowater, AbitibiBowater has recorded its investment in Bowater at the amount of its shareholders’ equity at the date of the combination. The investment in Abitibi has been recorded at its fair value at the date of the combination.
Certain expenses of AbitibiBowater are paid for by its subsidiaries and have not been reflected in these condensed financial statements. These expenses include office and administrative expenses, compensation of employees and directors and travel expenses of officers and directors.
Note B — Financing Arrangements
Both Abitibi and Bowater have entered into various financing arrangements. These arrangements relate to the specific borrowers and there are no cross collateralization or guarantees from direct or indirect subsidiaries of AbitiBowater that are not the debtors. Certain of these agreements impose restrictions on the ability of the subsidiaries to transfer funds or other assets to AbitibiBowater in the form of dividends or advances. These restrictions could affect AbitibiBowater’s operations or its ability to pay dividends in the future. See Note 17 to our Consolidated Financial Statements in Item 8 of this Form 10-K.