Form 10-K/A
period 2007-12-31
AbitibiBowater Inc.
filed 2008-03-20
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
AbitibiBowater Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on March 17, 2008, for the purpose of making minor revisions to (i) insert the name and electronic signature of the Independent Registered Accounting Firm on the opinion page located on page 107 and (ii) make certain minor edits and conforming changes, including changes to our February 29, 2008 cash balance disclosures located on pages 27, 43, 70, and 80 of this Form 10-K/A. In addition, the registrant is also including as exhibits to this Amendment the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as set forth herein, the registrant is making no other changes to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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
Total assets grew to $10.3 billion as at December 31, 2007, an increase of $5.7 billion compared to December 31, 2006. The increase relates primarily to total assets of $6.6 billion acquired in the Combination. Total debt (short-term and long-term) was $5.6 billion at December 31, 2007, an increase of $3.4 billion when compared to December 31, 2006, almost all of which relates to Abitibi’s debt acquired in the Combination. Cash and cash equivalents increased by $96 million to $195 million at December 31, 2007, also primarily reflecting the $116 million of cash acquired in the Combination, as cash generated from investing and financing activities was used to fund the cash shortfall for operating activities. Our current liquidity assessment and outlook, including the significant near-term liquidity challenges at our Abitibi subsidiary, is discussed further in the “Business Strategy and Outlook” section below and the “Liquidity and Capital Resources” section of this MD&A.
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
From a financial perspective, achieving stable liquidity and reducing out debt are the top priorities going forward. Our total liquidity is currently comprised of liquidity at our Abitibi and Bowater subsidiaries. See the “Liquidity and Capital Resources” section for discussion of our Bowater and Abitibi bank credit facilities and liquidity. Our Bowater subsidiary is expected to meet its debt obligations as they become due. Our Abitibi subsidiary, however, is currently experiencing a liquidity shortfall and faces significant near-term liquidity challenges. Abitibi has a total of $346 million of long-term debt that matures in 2008: $196 million principal amount of its 6.95% Senior Notes due April 1, 2008 and $150 million principal amount of its 5.25% Senior Notes due June 20, 2008. Abitibi also has revolving bank credit facilities with commitments totaling $711 million maturing in the fourth quarter of 2008. None of these debts has been refinanced. As of February 29, 2008, we had cash of approximately $251 million (approximately $155 million at Abitibi and approximately $96 million at Bowater), and undrawn amounts under our bank credit facilities of approximately $280 million, (approximately $62 million at Abitibi and approximately $218 million at Bowater). We are prohibited by the terms of Bowater’s bank credit facility from transferring Bowater funding to Abitibi. If Abitibi is unable to secure adequate new financing, it will be unable to make the near term mandatory repayments when due.
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

Business and Financial Review
Consolidated Results of Operations

	Year Ended December 31,			Change
				2007 vs.
(In millions, except per share amounts)	2007	2006	2005	2006	2006 vs. 2005

Sales	$3,876	$3,530	$3,484	$346	$46
Operating (loss) income	(400)	41	99	(441)	(58)
Net loss	(490)	(138)	(121)	(352)	(17)
Loss per diluted share	(14.11)	(4.64)	(4.05)	(9.47)	(0.59)

Significant items that improved (lowered) operating (loss) income:
Product pricing – Bowater	$(89)	$144
Shipments – Bowater	(230)	(98)
Sales – Abitibi	665	-

Change in sales	346	46

Manufacturing costs – Bowater	80	(143)
Manufacturing costs – Abitibi	(654)	-
Manufacturing costs – employee termination costs	(22)	7

Change in total manufacturing costs and depreciation, amortization and cost of timber harvested	(596)	(136)

Distribution costs – Bowater	6	6
Distribution costs – Abitibi	(82)	-

Change in distribution costs	(76)	6

Selling and administrative expenses – Bowater	(9)	(4)
Selling and administrative expenses – Abitibi	(28)	-
Selling and administrative – merger and severance related costs	(47)	(12)

Change in selling and administrative expenses	(84)	(16)

Closure costs, impairment and other related charges	130	(170)
Lumber duties refund	(92)	92
Arbitration award	(28)	-
Net gains on disposition of assets	(41)	120

	$(441)	$(58)

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

Operating (loss) income
Operating income decreased to an operating loss in 2007 as compared to 2006 due to a number of factors, including changes in sales discussed previously, and costs as listed in the table above and further described below. The inclusion of Abitibi’s results since October 29, 2007 contributed an operating loss of $99 million.
Excluding the impact of the Abitibi manufacturing costs since October 29, 2007, our manufacturing costs decreased in 2007 as compared to 2006. The decrease is mainly attributable to lower volumes ($112 million), as well as lower labor ($22 million), energy ($19 million), maintenance ($17 million) and chemical costs ($4 million). These were partially offset by a stronger Canadian dollar ($73 million), higher wood costs ($92 million) and reduced benefits from our Canadian dollar hedging program ($34 million).
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

Year ended 2007 compared to 2006
Sales increased in 2007 as compared to 2006, which were impacted slightly by the inclusion of Abitibi’s results since October 29, 2007. Excluding sales of $13 million attributable to Abitibi, sales for 2007 amounted to $587 million, an increase of $28 million from 2006. The increase was a result of higher product pricing, partially offset by lower shipments by Bowater. Excluding Abitibi’s results, our average price for market pulp was 14.6% higher in 2007 compared to 2006. The increase in demand is from both North America and offshore markets, particularly China, primarily due to supply constraints and a weak U.S. dollar. Excluding shipments of 18,000 metric tons attributable to Abitibi, shipments of market pulp for 2007 were 8.5% lower when compared to 2006, due to reduced production from our Thunder Bay facility as a result of the permanent shut of our “A” kraft pulp mill in May 2006. Our downtime increased in 2007 when compared to 2006 and consisted mainly of maintenance downtime taken at our Calhoun, Coosa Pines and Thunder Bay facilities. Mill inventories remain at low levels, particularly in softwood products, and consumer inventories are at near record lows as well. Currently, softwood grades have better market supply-demand dynamics than hardwood grades, but with the tight softwood grade market, demand for the hardwood grades is growing. We have implemented several price increases this fall and in the first quarter.
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
Segment income decreased to a segment loss in 2007 as compared to 2006 as a result of lower sales discussed above, the lumber duties refund received in 2006 and the inclusion of Abitibi’s results since October 29, 2007, which contributed an operating loss of $33 million. These were partially offset by lower manufacturing and distribution costs for Bowater. The decrease in manufacturing costs consisted of lower volumes ($18 million) and lower wood ($62 million), labor ($8 million) and maintenance costs ($5 million), partially offset by a stronger Canadian dollar ($12 million) and reduced benefits from our Canadian dollar hedging program ($5 million). The lower distribution costs were primarily due to lower shipments by Bowater and a reduction in lumber duties paid as a result of the Softwood Lumber Agreement. Our average cost per thousand board feet increased primarily as a result of the inclusion of Abitibi’s operating results since October 29, 2007.
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

	Year Ended December 31,			Change
				2007 vs.	2006 vs.
(In millions)	2007	2006	2005	2006	2005

Sales	$14	$19	$34	$(5)	$(15)
Corporate and other loss	(228)	(179)	(111)	(49)	(68)

Costs comprised of:
Manufacturing costs – Bowater	(15)	(22)	(30)	7	8
Manufacturing costs – Abitibi	(6)	-	-	(6)	-
Manufacturing costs – Employee severance costs	(26)	(4)	(11)	(22)	7

Total manufacturing costs	(47)	(26)	(41)	(21)	15

Administrative expenses – Bowater	(107)	(93)	(87)	(14)	(6)
Administrative expenses – Abitibi	(23)	-	-	(23)	-
Administrative expenses – Merger and severance related costs	(59)	(12)	-	(47)	(12)

Total administrative expenses	(189)	(105)	(87)	(84)	(18)

Closure costs, impairment and other related charges	(123)	(253)	(83)	130	(170)
Arbitration award	(28)	-	-	(28)	-
Net gain on disposition of assets	145	186	66	(41)	120

Total corporate and other loss	(228)	(179)	(111)	(49)	(68)

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
Since December 31, 2007, we have borrowed additional amounts under our credit facilities. As of February 29, 2008, we had cash of approximately $251 million (approximately $155 million at Abitibi and approximately $96 million at Bowater) and undrawn amounts under our credit facilities of approximately $280 million (approximately $62 million at Abitibi and approximately $218 million at Bowater). Our credit facilities are described in more detail below.
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

		Within	1 – 3	4 – 5	After
(In millions)	Total	1 Year	Years	Years	5 Years

Long-term debt, including current installments (1)	$6,221	$955	$2,130	$878	$2,258
Non-cancelable operating lease obligations (2)	145	36	49	18	42
Purchase obligations (3)	588	71	182	113	222
Tax reserves	88	7	28	14	39
Pension funding (4)	260	260	-	-	-
Severance obligation(5)	103	101	2	-	-

Total contractual obligations	$7,405	$1,430	$2,391	$1,023	$2,561

(1)	Long-term debt commitments exclude related discounts and revaluation of debt of $573 million at December 31, 2007, as these items require no cash outlay.

(2)	We control 0.1 million acres of timberlands under long-term leases expiring 2023 to 2058. In addition, we lease certain office premises, office equipment, and transportation equipment under operating leases.

(3)	Purchase obligations include, among other things, a fiber supply contract for our Coosa Pines operation with commitments totaling $74 million through 2014 and a steam supply contract for our Dolbeau operations with commitments totaling $206 million through 2023. Purchase obligations from Abitibi include a cogeneration agreement at our Bridgewater operations in England, totaling $199 million through 2015. We also have a gas pipeline contract at our Mackenzie operations totaling $3 million through 2012.

(4)	Pension funding is calculated on an annual basis.

(5)	Approximately $49 million of our severance obligation is associated with the closures announced as a result of our comprehensive strategic review (See Note 6, Closure Costs, Impairment and Related Charges); mill-wide restructurings at our Thunder Bay, Ontario; Gatineau, Quebec and Dolbeau, Quebec facilities; lump-sum payouts of pension assets to certain employees and changes to our postretirement benefit plans. We recorded an additional severance liability of $60 million as a result of the preliminary allocation of the purchase price of Abitibi to severance liabilities assumed in the Combination. This obligation is expected to be paid out in 2008 and 2009.
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
Note 4. Current Liquidity Assessment and Outlook
Our total liquidity is currently comprised of liquidity at our Abitibi and Bowater subsidiaries. See note 17, Short-term and Long-term Debt, for a discussion of our Bowater and Abitibi bank credit facilities and liquidity. Our Bowater subsidiary is expected to meet its debt obligations as they become due. Our Abitibi subsidiary, however, is currently experiencing a liquidity shortfall and faces significant near-term liquidity challenges. Abitibi has a total of $346 million of long-term debt that matures in 2008: $196 million principal amount of its 6.95% Senior Notes due April 1, 2008 and $150 million principal amount of its 5.25% Senior Notes due June 20, 2008. Abitibi also has revolving bank credit facilities with commitments totaling $711 million maturing in the fourth quarter of 2008. None of these debts has been refinanced. As of February 29, 2008, we had cash of approximately $251 million (approximately $155 million at Abitibi and approximately $96 million at Bowater), and undrawn amounts under our bank credit facilities of approximately $280 million, (approximately $62 million at Abitibi and approximately $218 million at Bowater). We are prohibited by the terms of Bowater’s bank credit facility from transferring Bowater funding to Abitibi. If Abitibi is unable to secure adequate new financing, it will be unable to make the near term mandatory repayments when due.
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
Since December 31, 2007, we have borrowed additional amounts under our bank credit facilities. As of February 29, 2008, we had cash of approximately $251 million (approximately $155 million at Abitibi and approximately $96 million at Bowater) and undrawn amounts under our bank credit facilities of approximately $280 million (approximately $62 million at Abitibi and approximately $218 million at Bowater). Our bank credit facilities are described in more detail below.
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

			Range Of Natural
	Notional	Asset/(Liability)	Gas Index Prices, Interest
	Amount of		Rates and US$/CDN$
(In millions)	Derivatives	Fair Market Value	Exchange Rates

As of December 31, 2007:

Foreign Currency Exchange Agreements:
Buy Canadian dollars due in 2008	$70	$6	$.8342 - .9544
Sell Canadian dollars due in 2008	70	(1)	.8342 - .9951

Natural Gas Swap Agreements Due in 2008	$6	$-	$6.56 – 9.87

Interest Rate Swaps	$850	$(4)	2.53 -4.73%

As of December 31, 2006:

Foreign Currency Exchange Agreements:
Canadian dollar due in 2007	$76	$-	$.8592 - .8801

Natural Gas Swap Agreements due in 2007	$9	$(1)	$5.87 – 8.98

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

Our share-based compensation plans authorized the grant of up to 13.5 million shares of our common stock in the form of stock options, RSUs and DSUs. At December 31, 2007, approximately 3.9 million shares were available for grant under these plans.
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
(signed) PricewaterhouseCoopers LLP
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

Signature	Title	Date

/s/ John W. Weaver John W. Weaver	Executive Chairman	March 17, 2008

/s/ William G. Harvey William G. Harvey	Senior Vice President and Chief Financial Officer	March 17, 2008

/s/ Joseph B. Johnson Joseph B. Johnson	Vice President and Controller	March 17, 2008

/s/ John Q. Anderson John Q. Anderson	Director	March 17, 2008

/s/ Hans P. Black Hans P. Black	Director	March 17, 2008

/s/ Jacques Bougie Jacques Bougie	Director	March 17, 2008

/s/ William E. Davis William E. Davis	Director	March 17, 2008

/s/ Richard B. Evans Richard B. Evans	Director	March 17, 2008

/s/ Gordon D. Giffin Gordon D. Giffin	Director	March 17, 2008

/s/ Ruth R. Harkin Ruth R. Harkin	Director	March 17, 2008

/s/ Lise Lachapelle Lise Lachapelle	Director	March 17, 2008

/s/ Gary J. Lukassen Gary J. Lukassen	Director	March 17, 2008

/s/ David J. Paterson David J. Paterson	Director	March 17, 2008

/s/ John A. Rolls John A. Rolls	Director	March 17, 2008

/s/ Bruce W. Van Saun Bruce W. Van Saun	Director	March 17, 2008

/s/ Togo D. West, Jr. Togo D. West, Jr.	Director	March 17, 2008
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
(Parent Company Only)
($ millions)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note A — Organization and Basis of Presentation:
The accompanying condensed financial statements, including the notes thereto, should be read in conjunction with the consolidated financial statements of AbitibiBowater Inc.
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
The Combination resulted in AbitibiBowater becoming a holding company whose only assets are an investment in the common stock of Abitibi and Bowater. As successor to Bowater, AbitibiBowater has recorded its investment in Bowater at the amount of its shareholders’ equity at the date of the Combination. The investment in Abitibi has been recorded at its fair value at the date of the Combination.
Certain expenses of AbitibiBowater are paid for by its subsidiaries and have not been reflected in these condensed financial statements. These expenses include office and administrative expenses, compensation of employees and directors and travel expenses of officers and directors.
Note B — Financing Arrangements
Both Abitibi and Bowater have entered into various financing arrangements. These arrangements relate to the specific borrowers and there are no cross collateralization or guarantees from direct or indirect subsidiaries of AbitibiBowater that are not the debtors. Certain of these agreements impose restrictions on the ability of the subsidiaries to transfer funds or other assets to AbitibiBowater in the form of dividends or advances. These restrictions could affect AbitibiBowater’s operations or its ability to pay dividends in the future. See Note 17 to our Consolidated Financial Statements in Item 8 of this Form 10-K.