Form 10-Q
period 2008-03-31
AbitibiBowater Inc.
filed 2008-05-12
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                           TO
COMMISSION FILE NUMBER: 1-33776
ABITIBIBOWATER INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0526415
(State or other jurisdiction of incorporation or organization )	(I.R.S. employer identification number)
1155 Metcalfe Street, Suite 800; Montréal, Québec; Canada H3B 5H2

(Address of principal executive offices) (Zip Code)
(514) 875-2160

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes      ☑       No      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer , or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐       No      ☑
As of April 30, 2008, there were 53,163,151 shares of AbitibiBowater common stock outstanding.

ABITIBIBOWATER INC.

		Page Number

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007	2

	Consolidated Balance Sheets at March 31, 2008 and December 31, 2007	3

	Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2008 and 2007	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	5

	Notes to Consolidated Financial Statements	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38-44

Item 6.	Exhibits	45

SIGNATURES		46
Exhibit 2.1
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions except per share amounts)

	Three months ended
	March 31,
	2008	2007

Sales	$1,728	$772
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	1,403	601
Depreciation, amortization and cost of timber harvested	191	80
Distribution costs	199	75
Selling and administrative expenses	97	49
Closure costs and other related charges	10	-
Net gain on disposition of assets	(23)	(58)

Operating (loss) income	(149)	25
Interest expense	(129)	(47)
Other income (expense), net	34	(5)

Loss before income taxes and minority interests	(244)	(27)
Income tax provision	(3)	(1)
Minority interests, net of tax	(1)	(7)

Net loss	$(248)	$(35)

Net loss per common share:
Basic and diluted	$(4.32)	$(1.19)

Weighted-average number of shares outstanding:
Basic and diluted (Restated in 2007 - Note 1)	57.5	29.9

Dividends declared per common share	$-	$0.38

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions)

	March 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$292	$195
Accounts receivable, net	809	754
Inventories, net	905	906
Assets held for sale	217	184
Other current assets	101	103

Total current assets	2,324	2,142

Timber and timberlands	54	58
Fixed assets, net	5,569	5,707
Goodwill	779	779
Other intangible assets, net	1,170	1,203
Other assets	429	430

Total assets	$10,325	$10,319

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,195	$1,206
Short-term bank debt	894	589
Current installments of long-term debt	366	364
Liabilities associated with assets held for sale	25	19

Total current liabilities	2,480	2,178

Long-term debt, net of current installments	4,697	4,695
Pension and other postretirement benefit obligations	905	936
Other long-term liabilities	243	231
Deferred income taxes	235	230
Minority interests in subsidiaries	147	150
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value. 52.6 shares at March 31, 2008 and 52.4 shares at December 31, 2007	53	52
Exchangeable shares, no par value. 4.9 shares at March 31, 2008 and 5.1 shares at December 31, 2007	267	276
Additional paid-in capital	2,323	2,313
Retained deficit	(852)	(598)
Accumulated other comprehensive loss	(173)	(144)

Total shareholders’ equity	1,618	1,899

Total liabilities and shareholders’ equity	$10,325	$10,319

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in millions except per-share amounts)

	For the three months ended March 31, 2008
					Accumulated
			Additional		Other	Total
	Common	Exchangeable	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Shares	Capital	Deficit	Loss	Equity

Balance at December 31, 2007	$52	$276	$2,313	$(598)	$(144)	$1,899

Adoption of SFAS 158, net of tax	-	-	-	(6)	(11)	(17)
Exchangeable shares retracted and common issued (0.2 shares)	1	(9)	8	-	-	-

Share-based compensation costs for equity awards	-	-	2	-	-	2

Comprehensive loss:

Net loss	-	-	-	(248)	-	(248)

Change in unrealized prior service costs, net of tax of $1	-	-	-	-	1	1

Change in actuarial gains and losses, net of tax of $1	-	-	-	-	(2)	(2)

Foreign currency translation	-	-	-	-	(19)	(19)

Change in unrecognized gain on hedged transactions, net of tax of $1	-	-	-	-	2	2

Total comprehensive loss						(266)

Balance at March 31, 2008	$53	$267	$2,323	$(852)	$(173)	$1,618

	For the three months ended March 31, 2007
			Additional		Accumulated
	Common		Paid-In		Other		Total
	Stock	Exchangeable	Capital	Retained	Comprehensive	Treasury	Shareholders’
	(restated)	Shares	(restated)	Deficit	Loss	Stock	Equity

Balance at December 31, 2006	$35	$68	$1,663	$(76)	$(371)	$(486)	$833

Adoption of FIN 48	-	-	-	2	-	-	2
Dividends on common stock ($0.38 per share)	-	-	-	(12)	-	-	(12)
Exchangeable shares retracted and common issued (0.1 shares)	-	(11)	11	-	-	-	-
Share-based compensation	-	-	4	-	-	-	4

Comprehensive loss:

Net loss	-	-	-	(35)	-	-	(35)

Change in unamortized prior service costs, net of tax of $1	-	-	-	-	(1)	-	(1)

Change in unamortized actuarial gains and losses, net of tax of $2	-	-	-	-	8	-	8

Foreign currency translation	-	-	-	-	-	-	-

Change in unrecognized gain on hedged transactions, net of tax of $1	-	-	-	-	1	-	1

Total comprehensive loss							(31)

Balance at March 31, 2007	$35	$57	$1,678	$(121)	$(367)	$(486)	$796

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three months ended
	March 31
	2008	2007

Cash flows from operating activities:
Net loss	$(248)	$(35)
Adjustments to reconcile net loss to net cash from operating activities:
Share-based compensation	6	5
Depreciation, amortization and cost of timber harvested	191	80
Deferred income taxes	(8)	(3)
Minority interests, net of tax	1	7
Net pension contributions	(60)	(11)
Net gain on disposition of assets	(23)	(58)
Amortization of debt discount (premium), net	14	(2)
Gain on translation of foreign-currency denominated debt	(14)	-
Changes in working capital:
Accounts receivable	(55)	30
Inventories	1	(27)
Income taxes receivable and payable	11	4
Accounts payable and accrued liabilities	6	(12)
Other, net	(19)	6

Net cash used for operating activities	(197)	(16)

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(35)	(26)
Dispositions of assets, including timber and timberlands	29	64
Direct acquisition costs related to the Combination	-	(9)
Other investing activities, net	(1)	-

Net cash (used for) provided by investing activities	(7)	29

Cash flows from financing activities:
Cash dividends, including minority interests	(2)	(11)
Short-term financing	306	8
Short-term financing repayments	-	(8)
Payments of long-term debt	(3)	(3)

Net cash provided by (used for) financing activities	301	(14)

Net increase (decrease) in cash and cash equivalents	97	(1)
Cash and cash equivalents:
Beginning of period	195	99

End of period	$292	$98

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
1. Organization and Basis of Presentation
Basis of Presentation
On October 29, 2007, pursuant to a Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007, Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”) combined in a merger of equals (the “Combination”) with each becoming a wholly-owned subsidiary of AbitibiBowater Inc. (“AbitibiBowater,” also referred to as “we” or “our”). The Combination has been accounted for in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” Bowater is deemed to be the “acquirer” of Abitibi for accounting purposes, and AbitibiBowater is deemed to be the successor to Bowater for purposes of U.S. securities laws and regulations governing financial reporting. Therefore, unless otherwise indicated, our consolidated financial statements and notes reflect the results of operations and financial position of both Abitibi and Bowater as of March 31, 2008 and December 31, 2007 and for the three-month period ended March 31, 2008 and those of only Bowater for the three-month period ended March 31, 2007. As a result of the Combination, each issued and outstanding share of Bowater common stock and exchangeable share of Bowater Canada Inc. (a wholly-owned subsidiary of Bowater now named AbitibiBowater Canada Inc.) was converted into 0.52 of a share of AbitibiBowater common stock and 0.52 of an exchangeable share of AbitibiBowater Canada Inc., respectively. Each issued and outstanding share of Abitibi common stock was exchanged for either 0.06261 of a share of AbitibiBowater common stock or 0.06261 of an exchangeable share of AbitibiBowater Canada Inc. We retroactively restated all share and share-related information in our consolidated financial statements and notes for the periods preceding the Combination to reflect the Bowater exchange ratio of 0.52.
The consolidated balance sheet as of March 31, 2008, and the related statements of operations, shareholders’ equity and cash flows for the periods ended March 31, 2008 and 2007 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes and critical accounting estimates included in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008. Certain prior-year amounts in the unaudited consolidated financial statements and the related notes have been reclassified to conform to the 2008 presentation. The reclassifications had no effect on total shareholders’ equity or net loss.
Recently adopted accounting pronouncements
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a framework for measuring fair value. It applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 as it is applied to financial assets and liabilities and for fiscal years beginning after November 15, 2008 as it is applied to non-financial assets and liabilities. The adoption of SFAS 157 as it relates to our financial assets and liabilities, effective as of January 1, 2008, did not have an impact on our results of operations or financial position. See also note 13, “Financial Instruments.” We continue to evaluate the impact the adoption of SFAS 157 will have on our non-financial assets and liabilities, which will become effective January 1, 2009.
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158’s measurement date provisions are effective for fiscal years ending after December 15, 2008. A measurement date of September 30, 2007 was used for all of our Bowater plans, while the measurement date for our Abitibi plans was October 29, 2007. SFAS 158 requires us to use a December 31 measurement date. We have elected to use the 15-month transition method to determine the amount of the adjustment to our opening retained deficit balance and opening accumulated other comprehensive loss balance on January 1, 2008, and the adjustment increased our retained deficit by $6 million, net of taxes of $2 million, and increased our accumulated other comprehensive loss by $11 million, net of taxes of $1 million. The increase to our accumulated other comprehensive loss primarily represents the additional net actuarial loss that arose from our fourth quarter of 2007 settlement and curtailment events.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits an election to measure selected financial assets and liabilities at fair value each financial reporting date with changes in their fair values recorded in income. We chose not to make this fair value accounting election

ABITIBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
for any of our financial assets and liabilities. Accordingly, any financial assets and liabilities within the scope of SFAS 159 will continue to be carried at their historical amortized cost basis, adjusted for other than temporary impairments in value. As a result, the adoption of SFAS 159, effective as of January 1, 2008, did not have an impact on our results of operations or financial position.
New accounting pronouncements
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities, requiring us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Early application is encouraged.
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance also provides additional disclosure requirements related to recognized intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited.
2. Business Combination
As discussed in Note 1, the Combination of Abitibi and Bowater was completed on October 29, 2007. The purchase price of $1.4 billion was allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values. The purchase price allocation is still preliminary and subject to refinement during the allocation period, which will not last beyond a year from the date of purchase to allow for the finalization of the gathering and review of all pertinent information. No significant adjustments were made to the preliminary purchase price allocation during the first quarter of 2008.
3. Closure Costs and Other Related Charges
Immediately upon the Combination, we began a comprehensive strategic review of our operations to reduce costs and improve our profitability. On November 29, 2007, we announced the results of the initial phase of our comprehensive review, which included a decision to reduce our newsprint and specialty papers production capacity by approximately one million metric tons per year. The reductions included the permanent closure of Bowater’s Dalhousie, New Brunswick facility and Abitibi’s Belgo, Quebec facility; Fort William, Ontario facility and Lufkin, Texas facility, as well as the indefinite idling of Bowater’s Donnacona, Quebec facility and Abitibi’s Mackenzie, British Columbia facility, including two sawmills that directly support the Mackenzie paper mill operations. Additionally, we decided to permanently close paper machine no. 3 at Bowater’s Gatineau, Quebec facility. The actions were completed in the first quarter of 2008. We recorded charges of $123 million for long-lived asset impairment, severance and termination costs associated with our Bowater mills in the fourth quarter of 2007. The costs associated with our Abitibi mills were included in liabilities assumed in the Combination.
During the three-month period ended March 31, 2008 we recorded additional closure costs and other related charges of $10 million primarily for noncancelable contracts at our Bowater Dalhousie and Donnacona operations.
4. Severance Related Liabilities
The activity in our severance related liabilities is as follows:

(Unaudited, in millions)	2008 Initiatives	2007 Initiatives	2006 Initiatives	Total

Balance at December 31, 2007	$-	$100	$3	$103
Charges (Credits)	6	2	-	8
Payments	-	(24)	(1)	(25)
Other	-	(4)	-	(4)

Balance at March 31, 2008	$6	$74	$2	$82

ABITIBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
In 2008, we recorded employee termination costs primarily associated with downsizings at several of our mills. The remaining severance accrual is expected to be paid out in 2008 and 2009.
In 2007, we recorded employee termination costs primarily associated with the closures announced as a result of our comprehensive strategic review; mill-wide restructurings at our Thunder Bay, Ontario; Gatineau, Quebec; Donnacona, Quebec and Dolbeau, Quebec facilities, the preliminary allocation of the purchase price of Abitibi to severance liabilities assumed in the Combination, lump-sum payouts of pension assets to certain employees and certain changes to our U.S. postretirement benefit plans. These initiatives resulted in the elimination of approximately 428 positions. The remaining severance accrual is expected to be paid out in 2008 and 2009.
We do not allocate employee termination and severance costs to our segments; thus, these costs are included in “Corporate and Other” in our segment information. Termination costs are classified as cost of sales (manufacturing personnel), selling and administrative expenses (administrative personnel) or closure costs, impairment and other related charges (mill closures) in our Consolidated Statements of Operations. The severance accruals are included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheets.
5. Other Income (Expense), Net
“Other income (expense), net” in the Consolidated Statements of Operations includes the following:

	Three Months Ended
	March 31,
(Unaudited, in millions)	2008	2007

Foreign exchange gain (loss)	$41	$(3)
Loss from equity method investments	(1)	(2)
Interest income	3	2
Loss on sale of accounts receivable	(5)	-
Miscellaneous loss	(4)	(2)

	$34	$(5)

6. Loss Per Share
No adjustments to net loss are necessary to compute net loss per basic and diluted share for all periods presented. Additionally, no adjustments to our basic weighted-average number of common shares outstanding are necessary to compute our diluted weighted-average number of common shares outstanding for all periods presented. Options to purchase 3.8 million and 2.5 million shares for the three months ended March 31, 2008 and March 31, 2007, respectively, were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 0.2 million and 0.5 million restricted stock units for the three months ended March 31, 2008 and 2007, respectively, were excluded from the calculation of diluted loss per share for the same reason.

ABITIBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
7. Inventories, net
Inventories, net consist of the following:

	March 31,	December 31,
(Unaudited, in millions)	2008	2007

At lower of cost or market:
Raw materials and work in process	$220	$220
Finished goods	340	355
Mill stores and other supplies	359	345

	919	920
Excess of current cost over LIFO inventory value	(14)	(14)

	$905	$906

8. Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Assets held for sale are comprised of the following:

	March 31,	December 31,
(Unaudited, in millions)	2008	2007

Accounts receivable	$1	$2
Inventories	16	15
Other current assets	1	-
Timber and timberlands	15	8
Fixed assets, net	163	159
Investment in hydroelectric assets	21	-

	$217	$184

Liabilities associated with assets held for sale are comprised of the following:

	March 31,	December 31,
(Unaudited, in millions)	2008	2007

Accounts payable and accrued liabilities	$23	$17
Other long-term liabilities	2	2

	$25	$19

At December 31, 2007, we held our Snowflake paper mill, Price sawmill and some of our timberlands in the United States and Canada for sale. On March 23, 2008, we sold our Price sawmill to Groupe Lebel (2004) Inc. for approximately $5 million, resulting in a gain of $2 million. During the three months ended March 31, 2008, we sold approximately 14,916 acres of timberlands and other assets for proceeds of approximately $24 million, resulting in a net gain on disposition of assets of $21 million. In connection with the review and approval of the Combination by the antitrust division of the U.S. Department of Justice (“DOJ”), we agreed, among other things, to sell our Snowflake, Arizona newsprint mill, which is included in our Newsprint segment, and certain related assets and liabilities. On April 10, 2008, we completed the sale of Abitibi’s Snowflake mill to a subsidiary of Catalyst Paper Corporation for approximately $161 million. This sale was approved by the DOJ.
At March 31, 2008, in addition to our Snowflake mill, we held our Fort William, Ontario facility, an investment we have in a hydroelectric facility and some of our timberlands in the United States and Canada for sale. We plan to complete the sale of these assets in 2008 for an amount that exceeds their individual carrying values. The assets and liabilities held for sale are carried on our Consolidated Balance Sheets at the lower of carrying value or fair value less costs to sell.
In April 2008, we decided to sell and began marketing our Mokpo, Korea newsprint facility for sale. The related assets and liabilities will be included in assets held for sale beginning in the second quarter of 2008. The mill is expected to be sold for an amount that exceeds its carrying value.

ABITIBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
9. Pension and Other Postretirement Expense
The components of net periodic benefit costs relating to our pension and other postretirement benefits plans (“OPEB plans”) are as follows for the three months ended March 31, 2008 and 2007:

	Pension Plans		Other Postretirement Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Unaudited, in millions)	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$19	$9	$1	$-
Interest cost	89	30	6	3
Expected return on plan assets	(102)	(32)	-	-
Amortization of prior service cost (credit)	1	1	(3)	(3)
Recognized net actuarial loss	2	7	1	2
Curtailments and settlements	-	5	-	(3)

Net periodic benefit cost (credit)	$9	$20	$5	$(1)

Events Impacting Net Periodic Benefit Cost for the Three months Ended March 31, 2007
In December 2006, certain employees received lump-sum payouts from two of our retirement pension plans. Accordingly, we recorded settlement losses of $5 million in the first quarter of 2007.
In October 2006, we approved changes to the other postretirement plan for our U.S. salaried employees. Benefits for employees were either eliminated or reduced depending on whether the employee met certain age and years of service criteria. As a result, we recorded a curtailment gain of $3 million in the first quarter of 2007.
10. Liquidity and Debt
As of March 31, 2008, our total liquidity was comprised of liquidity from our Abitibi and Bowater subsidiaries.
As described in Notes 4 and 17 to our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, our Abitibi subsidiary was experiencing a liquidity shortfall and facing significant near-term liquidity challenges. As a result of these liquidity issues, we had concluded at December 31, 2007 that there was substantial doubt about Abitibi’s ability to continue as a going concern. As of March 31, 2008, Abitibi had a total of $346 million of long-term debt maturing in 2008: $196 million principal amount of its 6.95% Senior Notes due April 1, 2008 and $150 million principal amount of its 5.25% Senior Notes due June 20, 2008. Additionally, Abitibi had revolving bank credit facilities with commitments totalling $692 million maturing in the fourth quarter of 2008. These amounts were successfully refinanced on April 1, 2008. See Refinancing section below for a discussion of the financing transactions completed. While our April 1 refinancing has alleviated the substantial doubt about Abitibi’s ability to continue as a going concern, significant financial uncertainties remain for Abitibi to overcome including, but not limited to, Abitibi’s ability to repay or to refinance the $350 million 364-day term facility due on March 30, 2009, to service the considerable debt resulting from the April 1 refinancings and to overcome their expected ongoing net losses and negative cash flows.

ABITIBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
Refinancing
On April 1, 2008 AbitibiBowater successfully completed a series of financing transactions designed to address these upcoming debt maturities and general liquidity needs, principally at its Abitibi subsidiary. The transactions included:
▪	A private placement, by ACCC of $413 million of 13.75% senior secured notes due 2011 (“2011 Notes”). The senior secured notes are guaranteed by Abitibi and certain of its subsidiaries, and are secured by mortgages on certain pulp and paper mills owned by, and security interests in and pledges of certain other assets of, ACCC and the guarantors.

▪	A $400 million 364-day senior secured term loan (“Term Loan”) to ACCC, with interest at LIBOR + 800 basis points, with a 3.5% LIBOR floor. ACCC is required to repay $50 million of the Term Loan with certain proceeds from the sale of our Snowflake, Arizona newsprint mill (see note 8 “Assets Held for Sale and Liabilities Associated with Assets Held for Sale”). The senior secured term loan is secured primarily by the personal property (including accounts receivable and inventory, but excluding equipment, intellectual property and capital stock of subsidiaries) of ACCC, Abitibi and other guarantors, and by a first lien on substantially all of the assets of Donohue Corp., a direct subsidiary of AbitibiBowater (“D Corp.”), and D Corp’s subsidiaries, including fixed assets and certain other assets. The Term Loan ranks effectively senior to the 2011 Notes to the extent of the collateral securing the Term Loan.

▪	A private exchange offer whereby ACCC exchanged a combination of new senior unsecured notes and cash for an aggregate of a $455 million of outstanding notes issued by Abitibi, ACCC and Abitibi-Consolidated Finance L.P. (“ACF”), a wholly-owned subsidiary of Abitibi. The exchange included a combination of cash and new 15.5% unsecured notes, due 2010, issued by ACCC for three series of outstanding notes: (i) $175 million principal amount of 6.95% senior notes due April 1, 2008, issued by Abitibi, (ii) $138 million principal amount of 5.25% senior notes due June 20, 2008, issued by ACCC, and (iii) $142 million principal amount of 7.875% senior notes due August 1, 2009, issued by ACF. We expect this debt exchange transaction to result in an extinguishment gain during the second quarter of 2008 of approximately $30 million.

▪	Simultaneously with these transactions, AbitibiBowater consummated the sale of a private placement of $350 million of 8% convertible notes due 2013 (“Convertible Notes”) to Fairfax Financial Holdings Limited (“Fairfax”) and certain of its designated subsidiaries. The Convertible Notes bear interest at a rate of 8% per annum (10% per annum if we elect to pay interest through the issuance of additional convertible notes as “pay in kind”). Bowater provided a full and unconditional guarantee of the payment of principal and interest, and premium, if any, on the debentures. Bowater’s guarantee ranks equally in right of payment with all of our existing and future senior indebtedness. The Convertible Notes are not guaranteed by Abitibi or any of its respective subsidiaries. The Convertible Notes are convertible into shares of AbitibiBowater common stock at an initial conversion price of $10.00 per share. On April 15, 2008, Fairfax exercised its right to appoint the two directors to the Board of AbitibiBowater, pursuant to the terms of the purchase agreement.
As a result of the refinancings and the repayment and cancellation of the Abitibi credit facilities, Abitibi is no longer subject to financial covenants on its recourse debt.

ABITIBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
Short-term Debt
Abitibi and Bowater each maintain separate bank credit facilities. As of March 31, 2008, our available borrowings under such bank credit facilities were as follows:

					Weighted
		Amount	Commitment	Termination	Average
(Unaudited, in millions)	Commitment	Outstanding	Available(1)	Date	Interest Rate(2)

Abitibi:
Credit facilities (3)	$692	$615	$3	11/08 & 12/08	7.4%

Bowater:
U.S. credit facility	415	240	84	05/11	6.8%
Canadian credit facility	165	39	94	05/08	7.0%

	$1,272	$894	$181

(1)	The commitment available under each of these revolving bank credit facilities is subject to collateral requirements and covenant restrictions as described below or in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, and is reduced by outstanding letters of credit of $69 million for the Bowater U.S. credit facility, $32 million for the Bowater Canadian credit facility and $74 million for the Abitibi credit facility, while commitment fees for unused portions are 50, 25, and 70 basis points, respectively.

(2)	Borrowings under the Abitibi and Bowater bank credit facilities incur interest based, at our option, on specified market interest rates plus a margin.

(3)	The Abitibi credit facility was repaid and cancelled on April 1, 2008 as discussed above.
Bowater’s U.S. credit agreement is guaranteed by certain of our wholly-owned subsidiaries in the United States, and is secured by (i) liens on the inventory, accounts receivable and deposit accounts of Bowater and the guarantors (ii) pledges of 65% of the stock of certain of our foreign subsidiaries, and (iii) pledges of the stock of our U.S. subsidiaries that do not own mills or converting facilities. Availability under the U.S. credit facility is limited to 75% of the net consolidated book value of our accounts receivable and inventory, excluding BCFPI and its subsidiaries.
Bowater’s Canadian credit agreement is secured by liens on the inventory, accounts receivable and deposit accounts of Bowater Canadian Forest Products Inc. (“BCFPI”). Availability under the Canadian credit facility is limited to 60% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries. We believe that this credit agreement will be extended or a similar agreement entered into given the fact that the agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI.
Amendments to Bank Credit Facilities
On March 31, 2008, AbitibiBowater, Bowater and Bowater’s subsidiaries entered into amendments to its U.S. and Canadian bank credit facilities which principally (i) withdraws the requirement that was included in the February 25, 2008 amendment disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, that Bowater move the Catawba, South Carolina mill assets into the Catawba Subsidiary, (ii) requires Bowater to transfer the stock in subsidiaries owning the Coosa Pines and Grenada mill assets to AbitibiBowater, and grant such lenders first-ranking mortgages on such assets, and (iii) requires AbitibiBowater to provide an unsecured guarantee of obligations under our Bowater U.S. Credit Facility.
On April 30, 2008, Bowater and Bowater’s subsidiaries entered into further amendments to its U.S. and Canadian bank credit facilities which principally extended the dates for (1) granting the lenders first-ranking mortgages on the Coosa Pines and Grenada mill assets from April 30, 2008 to May 15, 2008, and (2) delivering other related documentation to the lenders from April 30, 2008 to various dates between May 22, 2008 and June 30, 2008. We fully anticipate meeting these commitments.
Our Bowater U.S. Credit facility permits Bowater to send distributions to AbitibiBowater to service interest on AbitibiBowater’s convertible debt provided that no default exists under this facility at the time of such payment and we are in pro forma compliance with this facility’s financial covenants at the time of such payment. The lenders under our credit facilities have implemented a more traditional, more restrictive borrowing base, using more extensive eligibility criteria and imposing additional reporting obligations on us. We are not obligated to comply with the additional reporting requirements or the more restrictive borrowing base requirements until November 15, 2008.

ABITIBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
In addition to the limitations discussed above, Bowater may make dividends and distributions to AbitibiBowater sufficient to pay (1) taxes attributable to Bowater and its subsidiaries, (2) up to $75 million in aggregate annual dividends to the holders of common stock and exchangeable shares, and (3) up to $10 million more than 50% of certain AbitibiBowater’s annual overhead expenses, such as accounting and auditing costs, director fees, director and officer insurance premiums, franchise taxes, transfer agent fees, and legal and other expenses connected to AbitibiBowater’s status as a public company. Overhead expenses do not include management fees, salaries, bonuses, or debt service.
Abitibi and Bowater and their subsidiaries may also, from time to time, subject to any applicable restrictions contained in any indebtedness documents, enter into transactions with related parties, including AbitibiBowater for management and other services (such as IT, environmental, human resources and legal services) and inter-company advances, loans and investments, intercompany product sales and purchases.
Considering the amendments to the Bowater credit facilities, we expect to be in compliance through March 31, 2009.
11. Income Taxes
The income tax provision attributable to loss before income taxes and minority interests differs from the amounts computed by applying the United States federal statutory income tax rate of 35% as a result of the following:

	Three Months Ended
	March 31,
(Unaudited, in millions)	2008	2007

Loss before income taxes and minority interest	$(244)	$(27)

Expected income tax benefit	85	9
Increase (decrease) in income taxes resulting from:
Valuation allowance (1)	(93)	(13)
Foreign exchange	29	(1)
State income taxes, net of federal income tax benefit	(1)	—
Foreign taxes	(14)	1
Tax Reserves	(6)	—
Other, net	(3)	3

Income tax provision	$(3)	$(1)

(1)	During the first quarter of 2008 and 2007, income tax benefits of approximately $93 million and $13 million generated on our current quarter Canadian operating losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future operating losses generated in these Canadian operations will probably be offset by additional increases to the valuation allowance (tax charge).

ABITIBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
12. Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets are as follows:

	March 31,	December 31,
(Unaudited, in millions)	2008	2007

Unamortized prior service costs (1)	$1	$-
Unamortized actuarial gains and losses (2)	(148)	(135)
Foreign currency translation (3)	(18)	1
Unrecognized losses on hedging transactions (4)	(8)	(10)

	$(173)	$(144)

(1)	As of March 31, 2008 and December 31, 2007, net of deferred tax provision of $14 million and $13 million, respectively. Net of minority interest of $2 million as of March 31, 2008 and December 31, 2007.

(2)	As of March 31, 2008 and December 31, 2007, net of deferred tax benefit of $67 million for both periods.

(3)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed indefinitely invested.

(4)	As of March 31, 2008 and December 31, 2007, net of deferred tax benefit of $6 million and $5 million, respectively.
13. Financial Instruments
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
Please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, for a description of the derivative financial instruments we use.
The fair value of our derivative instruments is determined based on the fair value hierarchy provided in SFAS 157, which requires the use of observable inputs whenever available. In addition, we consider the risk of non-performance of the obligor, which in some cases reflects our own credit risk, in determining the fair value of our derivative instruments. The fair value hierarchy is as follows:
Level 1- Valuations based on quoted prices in active markets for identical assets and liabilities.
Level 2- Valuations based on observable inputs, other than Level 1 prices, such as quoted interest or currency exchange rates.
Level 3- Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.
Information regarding our outstanding derivative financial instruments is summarized in the table below. The notional amount of these contracts represents the amount of foreign currencies or natural gas to be purchased or sold at maturity or the principal amount used to calculate the amount of periodic payments and does not represent our exposure on these contracts.

ABITIBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements

				Range Of
				Natural Gas
		Net Asset/		Index Prices,
	Notional	(Liability)	SFAS 157	Interest Rates and
	Amount of	Fair	Valuation	Exchange Rates
(Unaudited, in million except rates and prices)	Derivatives	Market Value	Hierarchy*	per US$

As of March 31, 2008:
Foreign Currency Exchange Agreements:
Buy Canadian dollars due in 2008	$40	$2	Level 1	$1.008 - 1.061
Sell Canadian dollars due in 2008	40	-	Level 1	1.011 - 1.080
Sell Euros due in 2008	60	(3)	Level 1	.6535 - .6800
Sell British pound sterling due in 2008	20	-	Level 1	.5034 - .5096

Natural Gas Swap Agreements:
Due in 2008	3	1	Level 2	6.632 - 8.558
Due in 2009	-	-	Level 2	7.570 - 9.560

Receive Fixed Rate Interest Rate Swaps	850	13	Level 2	2.53% - 4.73%

As of December 31, 2007:
Foreign Currency Exchange Agreements:
Buy Canadian dollars due in 2008	$70	$6	n/a	$1.048 - 1.199
Sell Canadian dollars due in 2008	70	(1)	n/a	1.004 - 1.199
Natural Gas Swap Agreements due in 2008	6	-	n/a	6.56 - 9.87
Receive Fixed Rate Interest Rate Swaps	850	(4)	n/a	2.53% - 4.73%

* We adopted SFAS 157 effective January 1, 2008. At December 31, 2007, the fair value of our derivative financial instruments was based on current termination values or quoted market prices of comparable contracts. The fair value of our derivative instruments was calculated using similar information, except that the values have been adjusted for the risk of non-performance of the obligor in the contract. The change in fair value of our derivative instruments as of January 1, 2008 as a result of adopting SFAS 157 was inconsequential.
The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. We have entered into master netting agreements with those counterparties that provide that in the event of default, any amounts due to or from a counterparty will be offset. The risk of counterparty nonperformance is considered to be remote.
The components of the cash flow hedges included in “Accumulated other comprehensive loss” are as follows:

	Three Months Ended
	March 31
(Unaudited, in millions)	2008	2007

Losses reclassified on matured cash flow hedges	$6	$1
Unrecognized losses for change in value on outstanding cash flow hedging instruments	(3)	-

	3	1
Income tax provision	(1)	-

Net decrease in “Accumulated other comprehensive loss”	$2	$1

We expect to reclassify losses of $11 million ($8 million, net of tax) from “Accumulated other comprehensive loss” to the Consolidated Statements of Operations during the next twelve months as the hedged forecasted transactions occur.

ABITIBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
14. Commitments and Contingencies
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
On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the Combination. This complaint was dismissed and the matter is now before the Court of Common Pleas in Greenville County, South Carolina, where the parties are currently involved in the initial stages of the litigation, including discovery and the maintaining of various procedural motions. The Levin Group seeks damages of no less than $70 million, related costs and such other relief as the court deems just and proper. We believe this claim is entirely without merit and intend to continue to contest this matter vigorously.
Since late 2001, Bowater, several other paper companies, and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury. These suits have been filed by approximately 1,800 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York, Tennessee, and Texas. Approximately 1,000 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 800 claims remain. Insurers are defending these claims and we believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, we do not expect these claims to have a material adverse impact on our business, financial position or results of operations.
There have been no other material developments to the legal proceedings described in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008.
15. Off-Balance Sheet Debt Guarantees
In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our Qualified Special Purpose Entities (QSPEs). Bowater guarantees approximately $6 million of the investor notes’ principal balance at March 31, 2008. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes’ principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $29 million and obligations of approximately $25 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable, neither of which has ever occurred.
16. Segment Information
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are newsprint, coated papers, specialty papers, market pulp and wood products.
None of the income or loss items following “Operating (loss) income” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, employee termination costs, gains on dispositions of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.
The following tables summarize information about segment operating income (loss) for the three months ended March 31, 2008 and 2007:

			Coated	Specialty	Market	Wood	Corporate	Consolidated
(Unaudited, in millions)		Newsprint	Papers	Papers	Pulp	Products	and Other	Total

Sales

First quarter	2008	$809	$169	$459	$168	$123	$—	$1,728

First quarter	2007	303	129	141	133	63	3	772

Operating income (loss)(1)

First quarter	2008	$(69)	$34	$(39)	$31	$(35)	$(71)	$(149)

First quarter	2007	(5)	9	(8)	19	(14)	24	25

(1)	“Corporate and Other” operating (loss) income includes net gain from disposition of assets of $23 million and $58 million for the three months ended March 31, 2008 and 2007, respectively, employee termination costs of $8 million for the three months ended March 31, 2008 and closure and other related costs of $10 million for the three months ended March 31, 2008.

ABITIBIBOWATER INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition for the three months ended March 31, 2008. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing in Item 1 of this Form 10-Q. As discussed in more detail in Note 1 to the Consolidated Financial Statements, on October 29, 2007, Bowater and Abitibi combined in a merger of equals under a newly formed holding company, AbitibiBowater (the “Combination”). Bowater is deemed to be the “acquirer” of Abitibi for accounting purposes; therefore, the financial information and discussion below reflect the results of operations and financial position of Bowater for the periods before the closing of the Combination and those of both Abitibi and Bowater for periods beginning on or after the closing of the Combination. This means that our unaudited Consolidated Financial Statements, including related notes, reflect the operations and financial position of both Abitibi and Bowater as of March 31, 2008 and December 31, 2007 and for the three-month period ended March 31, 2008 and those of Bowater for the three-month period ended March 31, 2007. All share and share-related information has been restated for all periods presented prior to the Combination to reflect the Bowater exchange ratio of 0.52 per share.
Statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our refinancing activities, our plans to achieve operational improvements and efficiencies such as the planned reduction of newsprint and coated and specialty paper capacity, the closures of certain of our paper and sawmills, our ability to realize synergies from the combination of Abitibi and Bowater, the anticipated timing and progress of integration efforts related to the combination, our ability to meet our $1 billion debt reduction target (including the success of our program to sell non-core assets, consolidate operations and the success of other actions aimed at reducing our debt), our ability to maintain and improve customer service levels, and our assessment of market conditions, anticipated future financial performance and our business outlook generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “will,” “could,” “may,” “expect,” “believe,” “anticipate,” and other terms with similar meaning indicating possible future events or potential impact on the business or shareholders of AbitibiBowater.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, our ability to obtain financing or otherwise derive additional liquidity when needed in a timely fashion and on terms acceptable to the Company, if at all, our ability to reduce newsprint and specialty papers capacity as quickly as anticipated, our ability to obtain timely contributions to our cost reduction initiatives from our unionized and salaried employees, the continued strength of the Canadian dollar against the U.S. dollar, industry conditions generally and further growth in alternative media, actions of competitors, the demand for higher margin coated and uncoated mechanical paper, our ability to realize announced price increases, and the costs of raw materials such as energy, chemicals and fiber. In addition, with respect to forward-looking statements relating to the combination of Abitibi and Bowater, the following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the risk that the businesses will not be integrated successfully or that the improved financial performance, product quality and product development will not be achieved; the risk that other combinations within the industry or other factors may limit our ability to improve our competitive position; the risk that the cost savings and other expected synergies from the combination may not be fully realized or may take longer to realize than expected; and disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers. Additional risks that could cause actual results to differ from forward-looking statements are enumerated in Item 1A. “Risk Factors” in Part II of this Form 10-Q. All forward-looking statements in this report are expressly qualified by information contained in this report and in the Company’s other filings with the SEC and the Canadian securities regulatory authorities. AbitibiBowater disclaims any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

ABITIBIBOWATER INC.
Information about industry or general economic conditions contained in this report is derived from third party sources (i.e., the Pulp and Paper Products Council; RISI, Inc.; and certain trade publications) that we believe are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.
Accounting Policies and Estimates
The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition in our Unaudited Consolidated Financial Statements included in this quarterly report. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008.
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
Our net loss for the first quarter of 2008 was $248 million, or $4.32 per diluted share, as compared to a net loss of $250 million, or $5.09 per diluted share for the fourth quarter of 2007 and a net loss of $35 million, or $1.19 per diluted share, for the first quarter of 2007.
Our sales in the first quarter of 2008 were $1.7 billion, an increase of $956 million from the first quarter of 2007, primarily due to the inclusion of Abitibi’s operating results. Excluding sales of $906 million attributable to Abitibi, sales for the first quarter of 2008 amounted to $822 million, an increase of $50 million, or 6.5%, from the first quarter of 2007. Transaction prices for newsprint, coated papers, specialty papers and market pulp are higher than the first quarter of 2007 and the fourth quarter of 2007. Lumber prices in the first quarter of 2008 were higher than the first quarter of 2007, although slightly lower than the fourth quarter of 2007. Excluding Abitibi’s shipments for the first quarter of 2008, on a comparable basis to the first quarter of 2007, coated papers and specialty papers shipments were higher, while newsprint and market pulp shipments were flat and lumber shipments lower. Abitibi’s shipments of newsprint and specialty papers were higher compared to the first quarter of 2007, while lumber shipments were lower.
In our Newsprint segment, North American newsprint consumption continued to decline, but we are taking advantage of the stronger global markets by exporting more newsprint from North America into areas where market conditions are stronger. The supply-demand balance for coated mechanical papers continued to improve in the first quarter of 2008. In specialty papers, excluding the impact of Abitibi’s operating results following the Combination, we realized approximately a 2.0% increase in shipments in the first quarter of 2008, as we continue to shift machine capacity from newsprint to specialty papers. The increase in global demand for market pulp during the first quarter of 2008 was from offshore markets, particularly China. The market pulp market was also impacted by supply constraints in some markets and a weak U.S. dollar. Higher transaction prices for market pulp helped drive an increase in pulp sales in the first quarter of 2008. Our Wood Products segment continues to be negatively impacted by a weaker U.S. housing market and lower demand.

ABITIBIBOWATER INC.
Our operating loss in the first quarter of 2008 was $149 million, an improvement from an operating loss of $358 million in the fourth quarter of 2007. Our loss by segment (newsprint, coated papers, specialty papers, market pulp and wood products) improved by approximately $80 million compared to the fourth quarter of 2007, driven by higher transaction prices per ton in our newsprint, coated papers, specialty papers and market pulp segments, partially offset by lower costs per ton in our coated papers, specialty papers and wood products segments.
The discussion of comparative historical financial information that follows in this “Overview of Financial Performance” section includes the combined operating results of Abitibi and Bowater for the first quarter of 2008, but only Bowater results in the first quarter of 2007 as the Combination was completed on October 29, 2007, and Bowater was deemed to be the acquirer for accounting purposes.
Business Strategy and Outlook
In our first full quarter as a combined company, we have taken major steps to create a stronger and a more efficient manufacturing platform that we believe will better enable us to address the challenges created by newsprint demand declines in North America. We continue to focus on our goal to create a low-cost, financially disciplined organization with a stronger financial profile that is focused on migrating to value-added products and growth markets. We are executing our business strategy to successfully achieve this goal, the result of which we believe will be a more dynamic and competitive organization better able to meet the needs of our customers and challenges of the marketplace while delivering significant value to our shareholders.
During the first quarter of 2008, we completed the implementation of the first phase of our company-wide strategic review which reduced our newsprint and specialty papers production capacity by almost 1 million metric tons per year. The reductions included the permanent closure of the Belgo (Shawinigan, Quebec) and Dalhousie (New Brunswick) mills, as well as the indefinite idling of the Donnacona (Quebec) and Mackenzie (British Columbia) mills. We also indefinitely idled two sawmills that directly support the Mackenzie paper operation. These facilities in the aggregate represented capacity of approximately 600,000 metric tons of newsprint, 400,000 metric tons of specialty papers, and 500 million board feet of lumber, and were all cash flow negative. Additionally, we permanently closed previously idled paper mills at Fort William (Thunder Bay, Ontario) and Lufkin (Texas), as well as the No. 3 paper machine at the Gatineau (Quebec) facility. The previously idled operations had a total capacity of approximately 650,000 metric tons.
As previously announced, during the implementation of the action plan generated during the first phase of our strategic review, we have simultaneously been working on phase two, which includes a comprehensive review of all aspects of our business in an effort to further reduce costs, improve our manufacturing platform and better position the Company in the global marketplace. We recently announced the actions to be taken as a result of the second phase of our company-wide strategic review and other announcements including:
▪	North American newsprint consumption continues to decline, however, business fundamentals have improved. Given the context and our continued dialogue with stakeholders at several manufacturing sites, additional production closure decisions have not been taken. We will continue to evaluate further action as the year progresses.

▪	Focus on the largest components of our combined business: newsprint, coated papers and specialty papers.

▪	Grow our international presence in newsprint. In 2007, the combined company exported approximately 1.6 million tons from North America. We intend to increase our export shipments in 2008 by about 10%.

▪	Restart of a specialty machine at our Dolbeau, Quebec facility in February, to significantly improve the site’s cost structure.

▪	The idling of nearly 50% of our lumber production and the consolidation of certain of our lumber operations in Eastern Canada.

▪	Increase in our target asset sales to $750 million by the end of 2009 including the sale of our Mokpo, South Korea paper mill, as well as additional sales including forest lands, sawmills, hydroelectric sites and other assets.
From a financial perspective, improving liquidity and reducing debt continue to be top priorities going forward. As of March 31, 2008, our total liquidity is comprised of liquidity at our Abitibi and Bowater subsidiaries. See the “Liquidity and Capital Resources” section for discussion of our Bowater and Abitibi bank credit facilities and liquidity. On April 1, 2008 AbitibiBowater successfully completed a series of financing transactions designed to address near-term debt maturities and general liquidity needs, at its Abitibi subsidiary. The transactions included:

ABITIBIBOWATER INC.
▪	$413 million senior secured notes.

▪	$400 million 364-day senior secured term loan. We were required to repay $50 million of the term loan with proceeds from the sale of our Snowflake, Arizona newsprint mill (discussed below).

▪	$455 million unsecured notes.

▪	$350 million convertible notes.
For additional information concerning these financing transactions, reference is made to the section entitled, “Liquidity and Debt — Refinancing.”
At March 31, 2008, we had cash on hand of approximately $292 million ($130 million for Bowater and $162 million for Abitibi).
Our availability under the Bowater U.S. bank credit facility was $84 million at March 31, 2008. Bowater’s Canadian credit facility, which has a commitment available of $94 million, matures on May 31, 2008. We are currently negotiating the renewal of this Canadian credit facility. The Bowater Canadian credit agreement is secured by liens on the inventory, accounts receivable and deposit accounts of Bowater Canadian Forest Products Inc. (“BCFPI”). We believe that this credit agreement will be extended, but cannot assume that such extension will be obtained. Bowater’s next significant maturity of long-term debt is its $248 million, 9% debentures due in August 2009.
Abitibi’s credit facilities were paid off and terminated in connection with the April 1, 2008 refinancing transactions. Abitibi received net proceeds of $217 million from the refinancing transactions excluding net proceeds from the sale of Snowflake and from cash held as collateral for late tenders. Approximately $74 million of this cash is restricted as collateralization of various letters of credit issued by financial institutions. As a result of the refinancing transactions and the repayment and cancellation of the Abitibi credit facilities, Abitibi is no longer subject to financial covenants on its recourse debt. Abitibi’s next significant maturity of debt is its $350 million, 364-day senior secured term loan due March 30, 2009.
We are making progress on achieving our targeted synergies as a result of the Combination and expect to generate annualized synergies of approximately $375 million by the end of 2009. At the end of the first quarter 2008, we had achieved an annual run rate of approximately $180 million in captured synergies. We will seek to implement additional measures as we enhance our operating efficiency and productivity through continual systems analyses and operational improvements. We believe that the synergies resulting from the Combination and these additional measures will enhance our ability to further decrease production costs per ton and to increase operating cash flow and margins. We expect these synergies to be achieved from improved efficiencies in such areas as production, selling and administrative expenses, procurement and logistics costs.
We have established an aggressive goal of reducing our debt by $1 billion within the next three years. We have increased our target for asset sales from approximately $500 million to $750 million by the end of 2009, which includes non-core facilities, U.S. timberlands, hydroelectric sites, the sale of our newsprint mill in Snowflake, Arizona and the sale of our Mokpo, South Korea paper mill. As part of this debt reduction initiative, we will continue to review non-core assets and seek to divest those that no longer fit within our long-term strategic business plan.
Because we recognize that cash preservation is critical, we will continue to take a disciplined approach to capital spending and expect that total capital spending will be in the range of $150 million to $200 million during 2008, which is significantly below depreciation.
We have successfully implemented each of the announced newsprint price increases between November of last year and May of this year. We are currently implementing announced second quarter price increases in certain of our product lines. Our financial performance improved in the first quarter of 2008 compared to the fourth quarter of 2007 and we expect further improvement in the second quarter of 2008. We believe that the combination of recently announced price improvements, continued integration efforts, implementation of actions resulting from both phases of our strategic review, and further progress toward achievement of our synergy targets will result in material improvements throughout the balance of the year.

ABITIBIBOWATER INC.
Business and Financial Review
Consolidated Results of Operations

	Three Months Ended
	March 31

(Unaudited, in millions)	2008	2007	Change

Sales	$1,728	$772	$956
Operating (loss) income	(149)	25	(174)
Net loss	(248)	(35)	(213)
Net loss per share – basic and diluted	(4.32)	(1.19)	(3.13)

Significant items that improved (lowered) operating income:
Sales – Bowater			50
Sales – Abitibi			906

Change in sales			956

Manufacturing costs – Bowater			(27)
Manufacturing costs – Abitibi			(886)

Change in total manufacturing costs and depreciation, amortization, and cost of timber harvested			(913)

Distribution costs – Bowater			(8)
Distribution costs – Abitibi			(116)

Change in distribution costs			(124)

Change in selling and administrative expenses			(48)

Closure costs, impairment and other related charges			(10)
Change in net gains on disposition of assets			(35)

			$(174)

Three months ended March 31, 2008 versus March 31, 2007
Sales
Sales increased in the first quarter of 2008 as compared to the first quarter of 2007 by $956 million primarily due to inclusion of Abitibi’s results. Excluding sales attributable to Abitibi of approximately $906 million, sales on a comparable basis to the first quarter of 2007, increased by $50 million. Sales on a comparable basis increased due primarily to higher transaction prices for coated, specialty papers and market pulp, offset by lower prices for our lumber products. Shipments on a comparable basis increased for our coated paper and specialty papers, were flat for newsprint and market pulp and were lower in lumber in the first quarter of 2008 as compared to the first quarter of 2007. The impact of each of these items is discussed further in the “Segment Results of Operations” section of this MD&A.
Operating loss
Operating profit decreased to an operating loss in the first quarter of 2008 as compared to the first quarter of 2007. The inclusion of Abitibi’s results in the first quarter of 2008 contributed an operating loss of $145 million. Excluding the impact of Abitibi’s results, the operating loss of $4 million in the first quarter of 2008 represents a decrease of $29 million from the operating income of $25 million from the first quarter of 2007. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows:

ABITIBIBOWATER INC.
Manufacturing costs excluding Abitibi’s results, increased in the first quarter of 2008 as compared to the first quarter of 2007 by $27 million resulting primarily from unfavorable currency exchange ($39 million), lower volumes ($9 million) and increased costs for fiber and wood ($17 million), energy ($12 million) and chemicals ($7 million). These increased manufacturing costs were offset by lower costs for labor and benefits ($34 million), repairs ($14 million) and depreciation ($3 million).
Distribution costs excluding Abitibi’s results were higher in the first quarter of 2008 as compared to the first quarter of 2007, primarily from higher distribution costs per ton as a result of our market mix of domestic versus export shipments, higher fuel charges by our carriers and the destination of customers.
Selling and administrative costs increased in the first quarter of 2008 as compared to the first quarter of 2007 due primarily to the inclusion of Abitibi’s selling and administrative expenses. These costs are discussed further in the “Segment Results of Operations -Corporate and Other” section of this MD&A.
Additionally, in the first quarter of 2008 we incurred approximately $10 million in closure costs, primarily related to noncancelable contracts due to the completion of the permanent closing of our Bowater Dalhousie facility and the indefinite idling of our Donnacona operations in the first quarter. We realized $23 million in net gains on disposition of timberlands and other fixed assets in the first quarter of 2008 whereas we had net gains of $58 million in the same period of 2007. These costs and gains are discussed further in the “Segment Results of Operations -Corporate and Other” section of this MD&A.
Net loss
Net loss in the first quarter of 2008 was $248 million or $4.32 per common share, an increase in net loss of $213 million or $3.13 per common share, compared to the first quarter of 2007. The increase in net loss was a result of the increase in operating loss ($174 million) due primarily to the inclusion of Abitibi’s results for the first quarter of 2008 and as noted above, an increase in interest expense ($82 million), partially offset by an increased foreign exchange gain ($44 million). Interest expenses increased $82 million in the first quarter of 2008 compared to the first quarter of 2007 due to the inclusion of Abitibi’s results.
Segment Results of Operations
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp, and wood products. In general, our products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories, and fluctuations in currency exchange rates. None of the income or loss items following “Operating (loss) income” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, impairments, employee termination costs, gains on dispositions of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense and depreciation expense are, however, allocated to our segments. For further information regarding our segments, see Note 16 to our Consolidated Financial Statements included in this Form 10-Q.

ABITIBIBOWATER INC.
Newsprint

	Three Months Ended
	March 31

	2008	2007	Change

Average price (per metric ton)	$623	$618	$5
Average cost (per metric ton)	$676	$628	$48
Shipments (thousands of metric tons)	1,299	490	809
Downtime (thousands of metric tons)	45	63	(18)
Inventory at end of the quarter (thousands of metric tons)	208	94	114

(Unaudited, in millions)
Sales	$809	$303	$506
Segment operating loss	(69)	(5)	(64)

Significant items that improved (lowered) segment operating loss:
Product pricing – Bowater			2
Shipments – Bowater			(2)
Sales – Abitibi			506

Change in sales			506

Manufacturing costs – Bowater			(16)
Manufacturing costs – Abitibi			(479)

Change in total manufacturing costs and depreciation, amortization, and cost of timber harvested			(495)

Distribution costs – Bowater			(3)
Distribution costs – Abitibi			(67)

Change in distribution costs			(70)

Change in selling and administrative expenses			(5)

			$(64)

Three months ended March 31, 2008 versus March 31, 2007
Sales increased in the first quarter of 2008 as compared to the first quarter of 2007 primarily due to the inclusion of Abitibi’s results. Sales for the first quarter of 2007 on an unaudited combined basis for Abitibi and Bowater were $796 million and shipments were 1,269 thousand metric tons.
Excluding sales of $506 million attributable to Abitibi, Bowater sales for 2008 amounted to $303 million, flat compared to the first quarter of 2007. Excluding shipments of 809,000 metric tons attributable to Abitibi, Bowater’s newsprint shipments for the first quarter of 2008 were flat at 490,000 metric tons. While North American consumption continued its decline in the first quarter of 2008, global newsprint demand excluding North America has increased by 1% in the first quarter of 2008. We continue to take advantage of the stronger global markets by shipping more newsprint out of North America and into areas where market conditions are stronger. Although the first quarter average transaction price was only slightly higher than the comparable period in the prior year, our North American monthly newsprint price has increased significantly from December 2007 to March 2008. We have successfully implemented each of the announced newsprint price increases including the $25 per metric ton increase in November 2007 and the $60 per metric ton increase implemented in January through March 2008 and April of this year and are currently implementing the North American price increase of $60 per metric ton over three equal monthly installments, beginning April 2008.
In the first quarter of 2008, the total downtime was primarily related to our indefinite idling of our Mackenzie facility (34,000

ABITIBIBOWATER INC.
metric tons). Inventory levels at March 31, 2008 of 208,000 metric tons decreased from 221,000 metric tons at December 31, 2007. Inventory levels at March 31, 2008 as compared to March 31, 2007 were higher due to the inclusion of Abitibi’s newsprint inventory.
Segment operating loss increased to $69 million in the first quarter of 2008 compared to $5 million in the first quarter of 2007 primarily as a result of higher manufacturing costs for Bowater and an operating loss of $45 million contributed by Abitibi’s operations for the first quarter of 2008. Segment operating loss for Bowater, excluding Abitibi’s loss of $45 million increased from $5 million in the first quarter of 2007 to $24 million in the first quarter of 2008. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows:
Segment manufacturing costs excluding Abitibi’s results were $16 million higher in the first quarter of 2008 as compared to the first quarter of 2007 primarily due to slightly higher production volume ($4 million), a stronger Canadian dollar ($17 million), higher cost of purchased fiber ($12 million) and power ($6 million), partially offset by lower labor and fringe benefits ($13 million) and maintenance expenses ($5 million).
Segment distribution costs increased in the first quarter of 2008 compared to the first quarter of 2007 due to the inclusion of Abitibi’s results. Overall Bowater’s distribution costs were slightly higher when compared to the first quarter of 2007 due to higher distribution costs per ton.
Overall segment selling and administrative costs increased due to the inclusion of Abitibi’s expenses for the first quarter of 2008.
Newsprint Third Party Data: In the three months ended March 31, 2008, total North American newsprint demand declined 5.7%, compared to the same period last year. North American net exports of newsprint were 2.1% higher than 2007 levels. Total inventories (North American mills and U.S. users) at March 31, 2008 were 1,149 million metric tons, 14.1% lower than March, 31 2007. The days of supply at the U.S. daily newspapers was 38 days at March 31, 2008, flat compared to March 31, 2007. The North American operating rate was 91.4% for the three months ended March 31, 2008.
Coated Papers

	Three Months Ended
	March 31
	2008	2007	2008 vs. 2007

Average price (per short ton)	$843	$713	$130
Average cost (per short ton)	$673	$663	$10
Shipments (thousands of short tons)	201	181	20
Downtime (thousands of short tons)	1	10	(9)
Inventory at end of the quarter (thousands of short tons)	27	51	(24)

(Unaudited, in millions)
Sales	$169	$129	$40
Segment operating income	34	9	25

Significant items that improved (lowered) segment operating income:
Product pricing			$26
Shipment volume			14

Change in sales			40

Change in manufacturing costs			(13)
Change in distribution costs			(2)
Change in selling and administrative expenses			–

			$25

ABITIBIBOWATER INC.
Three months ended March 31, 2008 versus March 31, 2007
The Combination did not impact our coated papers segment results as Abitibi does not have any facilities that produce or sell coated papers.
Coated paper segment sales increased to $169 million in the first quarter of 2008 compared to $129 million the first quarter of 2007 as a result of significantly higher transaction prices and higher shipments. Our average transaction price increased by 18% and the shipments increased 11% in the first quarter of 2008 as compared to the first quarter of 2007. Price increases of $60 per short ton which were announced during the fourth quarter for our coated grades were fully implemented.
Segment income increased by $25 million in the first quarter of 2008 as compared to the first quarter of 2007 primarily due to increased sales as discussed above, partially offset by higher manufacturing costs. The above table analyzes the major items that impacted operating income. A brief explanation of these major items follows:
The higher manufacturing costs are due to increased volumes ($8 million) and increased costs for purchased fiber and wood ($2 million) and increased fuel and chemicals costs ($4 million).
Coated Papers Third Party Data (source: Pulp and Paper Products Council): U.S. consumer magazine advertising pages decreased 6.3% in the first quarter of 2008 compared to the first quarter of 2007. North American demand for coated mechanical papers increased 3.9% in the first quarter of 2008 compared to the same period of 2007. The industry operating rate was 99% in the first quarter of 2008 compared to 88% in the same period of 2007. North American coated mechanical mill inventories were at 11 days supply at March 31, 2008 compared to 25 days supply at March 31, 2007.

ABITIBIBOWATER INC.
Specialty Papers

	Three Months Ended
	March 31

	2008	2007	Change

Average price (per short ton)	$710	$653	$57
Average cost (per short ton)	$770	$690	$80
Shipments (thousands of short tons)	646	216	430
Downtime (thousands of short tons)	47	6	41
Inventory at end of the quarter (thousands of short tons)	146	57	89

(Unaudited, in millions)
Sales	$459	$141	$318
Segment operating loss	(39)	(8)	(31)

Significant items that improved (lowered) segment operating loss:
Product pricing – Bowater			10
Shipments – Bowater			3
Sales – Abitibi			305

Change in sales			318

Manufacturing costs – Bowater			(3)
Manufacturing costs – Abitibi			(306)

Change in total manufacturing costs and depreciation, amortization, and cost of timber harvested			(309)

Distribution costs – Bowater			(3)
Distribution costs – Abitibi			(35)

Change in distribution costs			(38)

Change in selling and administrative expenses			(2)

			$(31)

Sales increased in the first quarter of 2008 as compared to the first quarter of 2007 primarily due to the inclusion of Abitibi’s results. Sales for the first quarter of 2007 on an unaudited combined basis for Abitibi and Bowater were $426 million and shipments were 628 thousand short tons.
Excluding sales of $305 million attributable to Abitibi, Bowater sales for 2008 increased to $154 million from $141 million in the first quarter of 2007. Excluding shipments of 425,000 short tons attributable to Abitibi, Bowater’s specialty papers shipments for the first quarter of 2008 were 221,000 short tons. The increase in Bowater’s sales was due to higher shipments and higher product pricing. Price increases of $60 per short ton were announced during the fourth quarter for most of our uncoated mechanical grades.
Our downtime in the first quarter of 2008 was primarily for the indefinite idling of our Donnacona facility (30,000 short tons) and the idling of paper machine no. 2 at our Dolbeau, Quebec facility (11,000 short tons) which was restarted beginning in February 2008. Inventory levels at March 31, 2008 of 146,000 short tons decreased from 151,000 short tons at December 31, 2007. Inventory levels at March 31, 2008 as compared to March 31, 2007 were higher due to the inclusion of Abitibi’s inventory.
Segment loss increased in the first quarter of 2008 as compared to the first quarter of 2007 primarily as a result of the inclusion of Abitibi’s results for the first quarter of 2008, which contributed an operating loss of $39 million. Segment operating loss for

ABITIBIBOWATER INC.
Bowater, excluding Abitibi’s loss of $39 million decreased from $8 million in the first quarter of 2007 to a break-even point in the first quarter of 2008 due primarily to increased shipments, grade reallocation between mills and product pricing as discussed above. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows:
Segment manufacturing costs excluding Abitibi’s results were almost at the same level in the first quarter of 2008 as compared to the first quarter of 2007, with only a $3 million increase. Unfavorable costs including wood ($1 million), power ($3 million) and chemicals ($2 million) and a stronger Canadian dollar ($9 million), were offset by favorable volumes ($5 million), improved labor and benefit costs ($3 million) and lower maintenance expenses ($5 million).
Segment distribution costs increased in the first quarter of 2008 compared to the first quarter of 2007 due to the inclusion of Abitibi’s results.
Specialty Papers Third Party Data (source: Pulp and Paper Products Council): North American demand for supercalendered high gloss papers was up 5.3%, for lightweight or directory grades down 8.0%, and for standard uncoated mechanical papers up 9.8% in the first quarter of 2008 compared to the same period of 2007. The industry operating rate was 91% in the first quarter of 2008 compared to 87% for the same period of 2007. North American uncoated mechanical mill inventories were at 17 days supply at March 31, 2008 compared to 19 days supply at March 31, 2007.
Market Pulp

	Three Months Ended
	March 31

	2008	2007	Change

Average price (per metric ton)	$713	$627	$86
Average cost (per metric ton)	$583	$537	$46
Shipments (thousands of metric tons)	236	212	24
Downtime (thousands of metrics tons)	4	7	(3)
Inventory at end of the quarter (thousands of metrics tons)	59	55	4

(Unaudited, in millions)
Sales	$168	$133	$35
Segment operating income	31	19	12

Significant items that improved (lowered) segment operating income:
Product pricing – Bowater			18
Sales – Abitibi			17

Change in sales			35

Manufacturing costs – Bowater			(6)
Manufacturing costs – Abitibi			(16)

Change in total manufacturing costs and depreciation, amortization, and cost of timber harvested			(22)

Distribution costs – Bowater			(2)

Change in distribution costs			(2)

Change in selling and administrative expenses			1

			$12

ABITIBIBOWATER INC.
Three months ended March 31, 2008 versus March 31, 2007
Sales increased in the first quarter of 2008 as compared to the first quarter of 2007 primarily due to the inclusion of Abitibi’s results. Abitibi’s Fort Frances, Ontario mill produces approximately 116,000 metric tons annually. Sales for the first quarter of 2007 on an unaudited combined basis for Abitibi and Bowater were $149 million and shipments were 239 thousand metric tons.
Excluding sales of $17 million attributable to Abitibi, Bowater sales for 2008 increased to $151 million from $133 million in the first quarter of 2007. Excluding shipments of 25,000 metric tons attributable to Abitibi, Bowater’s market pulp shipments for the first quarter of 2008 were 211,000 metric tons. The increase in product selling price accounted for the total variance of $18 million as the product price increased from $627 per metric ton in the first quarter of 2007 to $713 per metric ton in the first quarter of 2008, an increase of 14%.
Inventory levels at March 31, 2008 of 59,000 metric tons increased from 50,000 metric tons at December 31, 2007 and were 55,000 metric tons at March 31, 2007. Currently, softwood grades have better market supply-demand dynamics than hardwood grades, but with the tight softwood grade market, demand for the hardwood grades is growing. Price increases announced were fully implemented in the first quarter of 2008.
Segment income increased in the first quarter of 2008 as compared to 2007, primarily as a result of the increase in sales, as noted above, offset by increased manufacturing costs for Bowater. Segment income attributable to the inclusion of Abitibi for the first quarter of 2008 was approximately $1 million. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows:
Segment manufacturing costs, excluding Abitibi’s costs of $16 million, were $6 million higher in the first quarter of 2008 as compared to the first quarter of 2007 primarily due to higher costs for wood ($5 million), fuel and chemicals costs ($4 million) and a stronger Canadian dollar ($6 million), partially offset by lower labor and benefits ($3 million), repairs ($2 million) and slightly lower volume ($1 million).
Market Pulp Third Party Data(source: Pulp and Paper Products Council): World demand for market pulp increased 6.1% or 595,000 metrics tons in the first quarter of 2008 compared to the same period of 2007. Demand was up 4.6% in Western Europe, the world’s largest pulp market, stable in North America, up 15.3% in China, 10.6% in Latin America and 11.8% in Africa and Asia other than China and Japan. World producers shipped at 90% of capacity in the first quarter of 2008 compared to 92% in the first quarter of 2007. World producer inventories were at 34 days supply at March 31, 2008, an increase of 3 days compared to 31 days supply at March 31, 2007.

ABITIBIBOWATER INC.
Wood Products

	Three Months Ended
	March 31

	2008	2007	Change

Average price (per mbf)	$283	$274	$9
Average cost (per mbf)	$363	$335	$28
Shipments (millions of mbf)	435	230	205
Downtime (millions of mbf)	213	25	188
Inventory at end of the quarter (millions of mbf)	170	50	120

(Unaudited, in millions)
Sales	$123	$63	$60
Segment operating loss	(35)	(14)	(21)

Significant items that improved (lowered) segment operating loss:
Product pricing – Bowater			(5)
Shipments – Bowater			(14)
Sales – Abitibi			79

Change in sales			60

Manufacturing costs – Bowater			12
Manufacturing costs – Abitibi			(81)

Change in total manufacturing costs and depreciation, amortization, and cost of timber harvested			(69)

Distribution costs – Bowater			2
Distribution costs – Abitibi			(13)

Change in distribution costs			(11)

Change in selling and administrative expenses			(1)

			$(21)

Sales increased in the first quarter of 2008 as compared to the first quarter of 2007 primarily due to the inclusion of Abitibi’s results. Sales for the first quarter of 2007 on a pro forma combined basis for Abitibi and Bowater were $173 million and shipments were 629 million board feet.
Excluding sales of $79 million attributable to Abitibi, Bowater sales for 2008 decreased to $44 million from $63 million in the first quarter of 2007. Excluding shipments of 265 million board feet attributable to Abitibi, Bowater’s lumber shipments for the first quarter of 2008 were 170 million board feet. The decrease was a result of lower shipments of wood products by Bowater and lower product pricing due primarily to lower demand from a weaker U.S. housing market. We are not expecting any significant improvements in the wood products market in the short term. As such, during the first quarter, we announced the curtailment of annualized capacity of approximately 1.3 billion board feet of lumber in the provinces of Quebec and British Columbia.
Downtime at our sawmills is the result of weak lumber markets.
Segment loss increased in the first quarter of 2008 as compared to the first quarter of 2007 as a result of higher costs and the inclusion of Abitibi’s results for the first quarter of 2008, which contributed an operating loss of $17 million. The segment operating loss for Bowater, excluding Abitibi’s loss of $17 million, resulted in an operating loss increase of $4 million compared to the first quarter of 2007. The above table analyzes the major items that increased our operating loss. A brief

ABITIBIBOWATER INC.
explanation of these major items follows:
The significant decrease in shipments in the first quarter of 2008 was offset by slightly lower distribution costs. Manufacturing costs were lower for Bowater in the first quarter of 2008 compared to the first quarter of 2007 primarily due to lower volumes ($6 million), lower costs for wood ($4 million), labor and benefits ($4 million) and repairs ($1 million) partially offset by a stronger Canadian dollar ($6 million).
Segment distribution costs increased in the first quarter of 2008 compared to the first quarter of 2007 due to the inclusion of Abitibi’s results.
Wood Products Third Party Data (source: U.S. Census Bureau): U.S. housing starts decreased 30.2% to 225,000 units in the first quarter of 2008 compared to 322,000 units in the first quarter of 2007, and are at their lowest level in approximately 17 years.
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

	Three Months Ended
	March 31
(Unaudited, in millions)	2008	2007	Change

Sales	$–	$3	(3)
Corporate and other (loss) income	(71)	24	(95)

Sales	–	3	(3)

Costs comprised of:
Manufacturing costs	(10)	(2)	(8)
Manufacturing costs – Employee severance costs	(2)	(3)	1

Total manufacturing costs	(12)	(5)	(7)

Administrative expenses	(66)	(28)	(38)
Administrative expenses – Merger and severance related costs	(6)	(4)	(2)

Total administrative expenses	(72)	(32)	(40)

Closure costs, impairment and other related charges	(10)	-	(10)
Net gain on disposition of assets	23	58	(35)

Total corporate and other (loss) income	$(71)	$24	$(95)

Sales
Sales decreased in the first quarter of 2008 when compared to the first quarter of 2007 due to lower timber sales, as the land that was producing the timberlands has been sold in our land sales program.
Manufacturing costs
Manufacturing costs included in corporate and other includes the cost of timberlands. Employee severance costs include the cost of employee reduction initiatives (severance and pension related) throughout the Company.
Administrative expenses
The increase in administrative expenses in the first quarter of 2008 as compared to the first quarter of 2007 was primarily due to the inclusion of Abitibi’s administrative expenses for the first quarter of 2008, increased costs for stock-based compensation, annual incentive plan compensation and one-time expenses associated with the Combination, integration and synergies.

ABITIBIBOWATER INC.
Closure costs, impairment and other related charges
Immediately upon the Combination, we began a comprehensive strategic review of our operations to reduce costs and improve our profitability. On November 29, 2007, we announced the results of the initial phase of our comprehensive review, which included a decision to reduce our newsprint and specialty papers production capacity by approximately one million metric tons per year. The reductions included the permanent closure of Bowater’s Dalhousie, New Brunswick facility and Abitibi’s Belgo, Quebec facility; Fort William, Ontario facility and Lufkin, Texas facility, as well as the indefinite idling of Bowater’s Donnacona, Quebec facility and Abitibi’s Mackenzie, British Columbia facility, including two sawmills that directly support the Mackenzie paper mill operations. Additionally, we decided to permanently close paper machine no. 3 at Bowater’s Gatineau, Quebec facility. The actions were completed in the first quarter of 2008. We recorded charges of $123 million for long-lived asset impairment, severance and termination costs associated with our Bowater mills in the fourth quarter of 2007. The costs associated with our Abitibi mills were included in liabilities assumed in the Combination.
During the three-month period ended March 31, 2008 we recorded additional closure costs and other related charges of $10 million for noncancelable contracts at our Bowater Dalhousie and Donnacona operations.
Net gain on disposition of assets
During the three months ended March 31, 2008, Bowater recorded a net pre-tax gain of $23 million related primarily to the sale of timberlands. During the first quarter of 2008, we completed the sale of approximately 14,916 acres of timberlands and other assets, mainly our Price sawmill. These asset sales generated aggregate proceeds of approximately $29 million. During the three months ended March 31, 2007, we recorded a net pre-tax gain of $58 million related primarily to the sale of approximately 52,200 acres of timberlands and other assets for proceeds of $65 million.
Interest Expense
Interest expense increased $82 million from $47 million in the first quarter of 2007 to $129 million in the first quarter of 2008. This increase is entirely attributable to the inclusion of Abitibi for the first quarter of 2008. Due to the refinancing transactions (see Liquidity and Capital Resources below), we expect our quarterly interest expense to increase by $22 million beginning in the second quarter of 2008.
Income Taxes
Our effective tax rate, which resulted in the recording of a tax provision on a pre-tax loss, was (1.2)% for the first quarter of 2008. Our effective tax rate, which resulted in the recording of a tax provision on a pre-tax loss, was (3.7)% for the first quarter of 2007.
During the first quarter of 2008 and 2007, income tax benefits of approximately $93 million and $13 million generated on our current quarter Canadian operating losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future operating losses generated in these Canadian operations will probably be offset by additional increases to the valuation allowance (tax charge). This would have a negative impact on our overall effective income tax rate in future periods.
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of the tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed in Canada. Upon consolidation, such income and gains are eliminated, but we are still liable for the Canadian taxes. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate. Additionally, we will probably not be recording income tax benefits on any 2008 operating losses generated in Canada, which would have the impact of increasing our overall effective income tax rate in future periods.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources are cash on hand, cash provided from operations and available borrowings under our subsidiaries’ credit facilities including the accounts receivable securitization program, which are discussed in more detail below. We also periodically review timberland holdings and sell timberlands as a source of additional liquidity. We have targeted approximately $750 million in asset sales by the end of 2009, including non-core facilities, U.S. timberlands, and the recent sale of our newsprint mill in Snowflake, Arizona. We believe that cash on hand, cash from operations, cash from

ABITIBIBOWATER INC.
the refinancing transactions and access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations and capital expenditures for the next twelve months.
Cash Used for Operations
During the first three months of 2008 and 2007, we had a net loss of $248 million and $35 million, respectively. Cash used for operating activities totaled $197 million in the first three months of 2008 compared to $16 million in the first three months of 2007. The increase in cash used for operations was primarily related to the significant increase in our net loss and net pension contributions in the first quarter of 2008 compared to the first quarter of 2007.
Cash (Used for) Provided by Investing Activities
Cash used in investing activities totaled $7 million for the first three months of 2008 compared to cash provided by investing activities of $29 million for the first three months of 2007. The decrease in cash provided by investing activities during the first three months of 2008 is due primarily to increased proceeds from timberland and other asset sales in 2007. Capital expenditures for all periods include compliance, maintenance, and projects to increase returns on production assets. We expect to maintain capital spending, on an annual basis, below $200 million until market conditions improve and translate to strong positive cash flow. The only major project we have underway is a $61 million boiler project at our Fort Frances facility. We have approximately $47 million in costs remaining to be paid on this project.
Cash Provided by (Used for) Financing Activities
Cash provided by financing activities totaled $301 million for the first three months of 2008 compared to cash used for financing activities of $14 million for the first three months of 2007. The significant increase in the first three months of 2008 is due to increased borrowings to help pay for operating activities that used $197 million in cash during this period.
Liquidity and Debt
As of March 31, 2008, our total liquidity was comprised of liquidity from our Abitibi and Bowater subsidiaries.
As described in Notes 4 and 17 to our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, our Abitibi subsidiary was experiencing a liquidity shortfall and facing significant near-term liquidity challenges. As a result of these liquidity issues, we had concluded at December 31, 2007 that there was substantial doubt about Abitibi’s ability to continue as a going concern. As of March 31, 2008, Abitibi had a total of $346 million of long-term debt maturing in 2008: $196 million principal amount of its 6.95% Senior Notes due April 1, 2008 and $150 million principal amount of its 5.25% Senior Notes due June 20, 2008. Additionally, Abitibi had revolving bank credit facilities with commitments totalling $692 million maturing in the fourth quarter of 2008. These amounts were successfully refinanced on April 1, 2008. See Refinancing section below for a discussion of the financing transactions completed. While our April 1 refinancing has alleviated the substantial doubt about Abitibi’s ability to continue as a going concern, significant financial uncertainties remain for Abitibi to overcome including, but not limited to, Abitibi’s ability to repay or to refinance the $350 million 364-day term facility due on March 30, 2009, to service the considerable debt resulting from the April 1 refinancings and to overcome their expected ongoing net losses and negative cash flows.
As of April 1, 2008, upon completion of our refinancings, Abitibi had liquidity of $185 million, represented by cash on hand. As of April 15, 2008, after the sale of our Snowflake, Arizona newsprint facility and the repayment of certain debt, our Abitibi subsidiary had cash on hand of $277 million. Abitibi is forecasting improving quarterly operating results, but still expects a net use of cash for the balance of the year for operations and debt service. Although the refinancings have improved Abitibi’s liquidity situation, the $350 million 364-day senior secured term loan to Abitibi-Consolidated Company of Canada (“ACCC”), a wholly-owned subsidiary of Abitibi, is maturing on March 30, 2009. This senior secured term loan is guaranteed by Abitibi and secured by substantially all of Abitibi’s assets. In order to address the upcoming March 30, 2009 maturity, Abitibi and AbitibiBowater will be pursuing refinancing alternatives to renew or replace the existing 364-day senior secured term loan or entering into a new bank credit agreement. We have also announced an asset sales program of approximately $750 million for AbitibiBowater, and any sales of Abitibi’s assets would be expected to be used for debt reduction.
Management continues to believe that the liquidity constraints at Abitibi will not affect the financial condition of Bowater or AbitibiBowater.

ABITIBIBOWATER INC.
Refinancing
On April 1, 2008 AbitibiBowater successfully completed a series of financing transactions designed to address these upcoming debt maturities and general liquidity needs, principally at its Abitibi subsidiary. The transactions included:
▪	A private placement, by ACCC of $413 million of 13.75% senior secured notes due 2011 (“2011 Notes”). The senior secured notes are guaranteed by Abitibi and certain of its subsidiaries, and are secured by mortgages on certain pulp and paper mills owned by, and security interests in and pledges of certain other assets of, ACCC and the guarantors.

▪	A $400 million 364-day senior secured term loan (“Term Loan”) to ACCC, with interest at LIBOR + 800 basis points, with a 3.5% LIBOR floor. ACCC is required to repay $50 million of the Term Loan with certain proceeds from the sale of our Snowflake, Arizona newsprint mill (see note 8 “Assets Held for Sale and Liabilities Associated with Assets Held for Sale”). The senior secured term loan is secured primarily by the personal property (including accounts receivable and inventory, but excluding equipment, intellectual property and capital stock of subsidiaries) of ACCC, Abitibi and other guarantors, and by a first lien on substantially all of the assets of Donohue Corp., a direct subsidiary of AbitibiBowater (“D Corp.”), and D Corp’s subsidiaries, including fixed assets and certain other assets. The Term Loan ranks effectively senior to the 2011 Notes to the extent of the collateral securing the Term Loan.

▪	A private exchange offer whereby ACCC exchanged a combination of new senior unsecured notes and cash for an aggregate of a $455 million of outstanding notes issued by Abitibi, ACCC and Abitibi-Consolidated Finance L.P. (“ACF”), a wholly-owned subsidiary of Abitibi. The exchange included a combination of cash and new 15.5% unsecured notes, due 2010, issued by ACCC for three series of outstanding notes: (i) $175 million principal amount of 6.95% senior notes due April 1, 2008, issued by Abitibi, (ii) $138 million principal amount of 5.25% senior notes due June 20, 2008, issued by ACCC, and (iii) $142 million principal amount of 7.875% senior notes due August 1, 2009, issued by ACF. We expect this debt exchange transaction to result in an extinguishment gain during the second quarter of 2008 of approximately $30 million.

▪	Simultaneously with these transactions, AbitibiBowater consummated the sale of a private placement of $350 million of 8% convertible notes due 2013 (“Convertible Notes”) to Fairfax Financial Holdings Limited (“Fairfax”) and certain of its designated subsidiaries. The Convertible Notes bear interest at a rate of 8% per annum (10% per annum if we elect to pay interest through the issuance of additional convertible notes as “pay in kind”). Bowater provided a full and unconditional guarantee of the payment of principal and interest, and premium, if any, on the debentures. Bowater’s guarantee ranks equally in right of payment with all of our existing and future senior indebtedness. The Convertible Notes are not guaranteed by Abitibi or any of its respective subsidiaries. The Convertible Notes are convertible into shares of AbitibiBowater common stock at an initial conversion price of $10.00 per share. On April 15, 2008, Fairfax exercised its right to appoint the two directors to the Board of AbitibiBowater, pursuant to the terms of the purchase agreement.
As a result of the refinancings and the repayment and cancellation of the Abitibi credit facilities, Abitibi is no longer subject to financial covenants.

ABITIBIBOWATER INC.
Short-term Debt
Abitibi and Bowater each maintain separate bank credit facilities. As of March 31, 2008, our available borrowings under such bank credit facilities were as follows:

					Weighted
		Amount	Commitment	Termination	Average
(Unaudited, in millions)	Commitment	Outstanding	Available(1)	Date	Interest Rate(2)

Abitibi:
Credit facilities (3)	$692	$615	$3	11/08 & 12/08	7.4%

Bowater:
U.S. credit facility	415	240	84	05/11	6.8%
Canadian credit facility	165	39	94	05/08	7.0%

	$1,272	$894	$181

(1)	The commitment available under each of these revolving bank credit facilities is subject to collateral requirements and covenant restrictions as described below or in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, and is reduced by outstanding letters of credit of $69 million for the Bowater U.S. credit facility, $32 million for the Bowater Canadian credit facility and $74 million for the Abitibi credit facility, while commitment fees for unused portions are 50, 25, and 70 basis points, respectively.

(2)	Borrowings under the Abitibi and Bowater bank credit facilities incur interest based, at our option, on specified market interest rates plus a margin.

(3)	The Abitibi credit facility was repaid and cancelled on April 1, 2008 as discussed above.
Bowater’s U.S. credit agreement is guaranteed by certain of our wholly-owned subsidiaries in the United States, and is secured by (i) liens on the inventory, accounts receivable and deposit accounts of Bowater and the guarantors (ii) pledges of 65% of the stock of certain of our foreign subsidiaries, and (iii) pledges of the stock of our U.S. subsidiaries that do not own mills or converting facilities. Availability under the U.S. credit facility is limited to 75% of the net consolidated book value of our accounts receivable and inventory, excluding BCFPI and its subsidiaries.
Bowater’s Canadian credit agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI. Availability under the Canadian credit facility is limited to 60% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries. We believe that this credit agreement will be extended or a similar agreement entered into given the fact that the agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI.
Amendments to Bank Credit Facilities
On March 31, 2008, AbitibiBowater, Bowater and Bowater’s subsidiaries entered into amendments to its U.S. and Canadian bank credit facilities which principally (i) withdraws the requirement that was included in the February 25, 2008 amendment disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, that Bowater move the Catawba, South Carolina mill assets into the Catawba Subsidiary, (ii) requires Bowater to transfer the stock in subsidiaries owning the Coosa Pines and Grenada mill assets to AbitibiBowater, and grant such lenders first-ranking mortgages on such assets, and (iii) requires AbitibiBowater to provide an unsecured guarantee of obligations under our Bowater U.S. Credit Facility.
On April 30, 2008, Bowater and Bowater’s subsidiaries entered into further amendments to its U.S. and Canadian bank credit facilities which principally extended the dates for (1) granting the lenders first-ranking mortgages on the Coosa Pines and Grenada mill assets from April 30, 2008 to May 15, 2008, and (2) delivering other related documentation to the lenders from April 30, 2008 to various dates between May 22, 2008 and June 30, 2008. We fully anticipate meeting these commitments.
Our Bowater U.S. Credit facility permits Bowater to send distributions to AbitibiBowater to service interest on AbitibiBowater’s convertible debt provided that no default exists under this facility at the time of such payment and we are in pro forma compliance with this facility’s financial covenants at the time of such payment. The lenders under our credit facilities have implemented a more traditional, more restrictive borrowing base, using more extensive eligibility criteria and imposing additional reporting obligations on us. We are not obligated to comply with the additional reporting requirements or the more restrictive borrowing base requirements until November 15, 2008.

ABITIBIBOWATER INC.
In addition to the limitations discussed above, Bowater may make dividends and distributions to AbitibiBowater sufficient to pay (1) taxes attributable to Bowater and its subsidiaries, (2) up to $75 million in aggregate annual dividends to the holders of common stock and exchangeable shares, and (3) up to $10 million more than 50% of certain AbitibiBowater’s annual overhead expenses, such as accounting and auditing costs, director fees, director and officer insurance premiums, franchise taxes, transfer agent fees, and legal and other expenses connected to AbitibiBowater’s status as a public company. Overhead expenses do not include management fees, salaries, bonuses, or debt service.
Abitibi and Bowater and their subsidiaries may also, from time to time, subject to any applicable restrictions contained in any indebtedness documents, enter into transactions with related parties, including AbitibiBowater for management and other services (such as IT, environmental, human resources and legal services) and inter-company advances, loans and investments, intercompany product sales and purchases.
Considering the amendments to the Bowater credit facilities, we expect to be in compliance through March 31, 2009.
Accounts Receivable Securitization Program
As of March 31, 2008, our outstanding amounts under our accounts receivable securitization program was as follows:

				Weighted
				Average
		Amount	Termination	Interest
(Unaudited, in millions)	Commitment	Outstanding	Date	Rate

Off-Balance Sheet:
Accounts receivable securitization programs	$350	$272	07/09	6.2%

Abitibi sells most of its trade receivables through a securitization program in order to reduce working capital requirements. We now maintain an ongoing securitization program committed until July 2009 to obtain aggregate cash proceeds of up to $350 million from accounts receivable, pursuant to sale agreements.
As of March 31, 2008, Abitibi transferred $450 million of trade receivables resulting in cash proceeds of $272 million, which represented the total available at that time under the securitization program. Accounts receivable are sold at discounted amounts based on the securitization provider’s funding cost plus a margin. Abitibi acts as a servicing agent and administer the collection of the accounts receivable sold pursuant to these agreements. The fees received for servicing the accounts receivable approximate the value of services rendered. The amount that can be obtained under our securitization programs depends on the amount and nature of the accounts receivable available to be sold.
Employees
As of March 31, 2008 AbitibiBowater employed approximately 15,600 people, of whom approximately 11,000 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union in Canada and predominantly by the United Steelworkers Union in the U.S. As we implement synergies in 2008, we expect to have some decline in employment.
One collective bargaining agreement, covering approximately 150 of our employees, which expired before December 31, 2007, is in the process of being renewed. In 2008, another nine collective bargaining agreements will expire, covering approximately 700 employees. A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada will expire in the second quarter of 2009. The employees at the facility in Mokpo, South Korea have complied with all conditions necessary to strike. The possibility of a strike or lockout of those employees is not clear. While negotiations with the unions in the past have resulted in collective agreements being signed, as is the case with any negotiation, we may not be able to negotiate acceptable new agreements, which could result in strikes or work stoppages by

ABITIBIBOWATER INC.
affected employees. Renewal of collective bargaining agreements could also result in higher wage or benefit costs. Therefore, we could experience a disruption of our operations or higher ongoing labor costs which could have a material adverse effect on our business, financial condition or results of operations.
Recent Accounting Pronouncements
Reference is made to Note 1 to our Consolidated Financial Statements included in this Form 10-Q, “Organization and Basis of Presentation — New accounting pronouncements” for a discussion of new accounting pronouncements issued but not yet adopted.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
AbitibiBowater is exposed to risks associated with foreign currency exchange rates, commodity price risk and changes in interest rates.
Foreign Currency Exchange Risk
We have manufacturing operations in Canada, the United States, the United Kingdom and South Korea and sales offices located throughout the world. As a result, we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. Over half of our pulp and paper production capacity and a significant portion of our wood products production are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. See the information set forth under Part II, Item 1A., “Risk Factors — Currency fluctuations may adversely affect our results of operations and financial condition, and changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs” for further information on foreign exchange risks related to our operating costs. To reduce our exposure to differences in Canadian dollar exchange rate fluctuations, we periodically enter into and designate Canadian dollar-forward contracts to hedge certain of our forecasted Canadian dollar cash outflows. We estimate the monthly forecasted Canadian dollar outflows on a rolling 24-month basis and, depending on the level of the Canadian dollar, hedge the first monthly Canadian dollar outflows of manufacturing costs up to 90% of such monthly forecasts in each of the first twelve months and up to 80% in the following twelve months of total forecasted Canadian dollar outflows. At March 31, 2008 and December 31, 2007, we had Canadian dollar forward contracts and offsetting forward contracts outstanding for a notional amount of $40 million and $70 million each. Based on exchange rates and hedging levels during the three months ended March 31, 2008, a one cent increase in the Canadian dollar exchange rate would have reduced our operating income by approximately $8 million. We also enter into Euro and British pound sterling forward contracts for an amount equal to up to 75% of outstanding sales contracts with customers, depending on the levels of the respective currencies. At December 31, 2007, we had no Euro or British pound sterling forward contracts outstanding while at March 31, 2008 we had $60 million and $20 million, respectively, outstanding. Information regarding the carrying value and fair market value of the contracts is set forth in Note 13 to our Consolidated Financial Statements included in this Form 10-Q.

ABITIBIBOWATER INC.
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate and variable-rate long-term debt and our short-term variable-rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We have a mix of fixed-rate and variable-rate borrowings. At March 31, 2008 and December 31, 2007, we had $4.7 billion of fixed rate long-term debt and $1.2 billion and $1.0 billion, respectively, of short and long-term variable rate debt. The fixed rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable rate short and long-term debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our outstanding short and long-term variable rate debt, a 100 basis-point increase in interest rates would have increased our interest expense for the three months ended March 31, 2008 by approximately $3 million before the impact of our interest rate swaps. In addition, Abitibi has $850 million of notional amount of interest rate swaps that exchange a variable rate for a fixed rate. These swaps do not qualify for hedge accounting. A 100 basis point increase in short-term interest rates would have increased our cash disbursements for these swaps by approximately $2 million in the first quarter of 2008. The change in fair value of the instruments is recorded in interest expense in our Consolidated Statement of Operations.
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
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Executive Chairman and Chairman of the Board of Directors and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ABITIBIBOWATER INC.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the Combination. This complaint was dismissed and the matter is now before the Court of Common Pleas in Greenville County, South Carolina, where the parties are currently involved in the initial stages of the litigation, including discovery and the maintaining of various procedural motions. The Levin Group seeks damages of no less than $70 million, related costs and such other relief as the court deems just and proper. We believe this claim is entirely without merit and intend to continue to contest this matter vigorously.
Since late 2001, Bowater, several other paper companies, and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury. These suits have been filed by approximately 1,800 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York, Tennessee, and Texas. Approximately 1,000 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 800 claims remain. Insurers are defending these claims and we believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, we do not expect these claims to have a material adverse impact on our business, financial position or results of operations.
There have been no other material developments to the legal proceedings described in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008.
Item 1A. Risk Factors
The following risk factors are intended to update the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008.
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
We have a significant amount of indebtedness. As of March 31, 2008, AbitibiBowater had outstanding total debt of approximately $5.9 billion, of which approximately $0.6 billion was secured debt, and shareholders’ equity of $1.6 billion. Each of our Abitibi and Bowater subsidiaries has outstanding long-term notes and also utilizes bank credit facilities for working capital and other operating needs. Our substantial amount of debt could have important negative consequences. For example, it could:
•	limit our ability to obtain additional financing, if needed, or refinancing, when needed, for debt service requirements, working capital, capital expenditures, acquisitions, or other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt;

•	cause us to monetize assets such as timberland or production facilities on terms that may be unfavorable to us;

•	cause us to offer debt or equity securities on terms that may not be favorable to the Company or its shareholders;

•	reduce funds available for operations, future business opportunities or other purposes;

•	limit our flexibility in planning for, or reacting to, changes and opportunities in our business and our industry;

•	increase employee turnover and uncertainty, divert management’s attention from routine business, and hinder our ability to recruit qualified employees; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.
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
We intend to sell approximately $750 million of our assets in order to reduce our indebtedness. On April 10, 2008, we sold our Snowflake, Arizona mill and related assets to Catalyst Paper Corporation for approximately $161 million. This sale was required to comply with the requirements set forth by the U.S. Department of Justice (“DOJ”) in October 2007 for approval of Abitibi’s combination with Bowater. We continue to explore opportunities for the sale of other assets such as timberland or production facilities, but can make no assurances that we will be able to complete any such sales or that the terms of any such sales would be favorable to us.
Our bank credit facilities, the indentures governing our various notes, debentures and other debt securities and the terms and conditions of our other indebtedness may permit us or our subsidiaries to incur or guarantee additional indebtedness, including secured indebtedness in some circumstances. The terms of this indebtedness also restrict our ability to sell assets, apply the proceeds of such sales, and reinvest in our business. To the extent we incur additional or replacement indebtedness, some or all of the risks discussed above may increase.
Although management believes that we will be able to comply with the terms of its debt agreements, there can be no assurance that we will not be required to refinance all or a portion of our debt or to obtain additional financing. We may be unable to refinance or obtain additional financing because of our high levels of debt and the debt incurrence restrictions under our debt agreements. We may be forced to default on our debt obligations if cash flow is insufficient and refinancing or additional financing is unavailable. If we default under the terms of some of our indebtedness, the relevant debt holders may accelerate the maturity of its obligations, which could cause cross-defaults or cross-acceleration under our other obligations.
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

ABITIBIBOWATER INC.
We may experience difficulties in integrating the businesses of Abitibi and Bowater and may not realize the anticipated synergies, efficiencies and cost savings from the Combination.
The success of the Combination will depend, in significant part, on our ability to realize the anticipated synergies, efficiencies and cost savings from integrating the businesses of Abitibi and Bowater. At the end of the first quarter 2008, we had achieved an annual run rate of approximately $180 million in captured synergies. Our success in continuing to realize these synergies, efficiencies and cost savings, and the timing of this realization, depend on the successful integration of such businesses and operations. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically disparate organizations and addressing possible differences in corporate and regional cultures and management philosophies may increase the difficulties of integration. The integration of certain operations following the Combination will take time and will require the dedication of significant management resources, which may temporarily divert management’s attention from the routine business of AbitibiBowater. Employee uncertainty and lack of focus during the integration process may also disrupt the business of AbitibiBowater.
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
Trends in advertising, electronic data transmission and storage and the Internet could have further adverse effects on traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television and the Internet, instead of newsprint, coated paper, uncoated specialty papers or other products made by us. The demand for certain of our products weakened significantly over the last several years. For example, industry statistics indicate that North American newsprint consumption has been in decline for several years and has experienced annual declines of 5.1% in 2005, 6% in 2006 and 9.8% in 2007. We believe, and certain third party forecasters indicate, that these declines in newsprint demand could continue in 2008 and beyond due to conservation measures taken by publishers, reduced North American newspaper circulation, less space devoted to advertising and substitution to other uncoated mechanical grades.
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

ABITIBIBOWATER INC.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes depends primarily on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels and the magnitude, and direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects. During the first quarter of 2008, the relative value of the Canadian dollar, based on the end of day rate based on New York City composite as reported by Bloomberg, ranged from a low of US$0.9753 on February 28, 2008 to a high of US$1.0349 on January 21, 2008.
Based on exchange rates and hedging levels during the three months ended March 31, 2008, a one cent increase in the Canadian dollar exchange rate would have reduced our operating income by approximately $8 million.
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
The forest products industry is highly cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. Most of our paper and wood products are commodities that are widely available from other producers and even our coated and specialty paper is susceptible to these fluctuations. Because our commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture and distribute and, consequently, our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general economic conditions in North America and worldwide. In 2007, we experienced lower demand and decreased pricing for our wood products due to a weaker U.S. housing market. We are not expecting any significant improvements in the wood products market before 2009. As such, we have recently curtailed annualized capacity of approximately 1.3 billion board feet of lumber in the provinces of Quebec and British Columbia. We continue to review our wood products business with the objective of selling non-core assets, consolidating facilities, and curtailing or closing non-contributing operations. Curtailments or shutdowns could result in goodwill or asset write-downs at the affected facilities and could negatively impact our cash flows and materially affect our results of operations and financial condition. See also “Developments in alternative media could continue to adversely affect the demand for our products, especially in North America and our responses to these developments may not be successful.”
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
Wood fiber pricing is subject to market influences and our cost of wood fiber may increase in particular regions due to market shifts. We are not expecting any significant improvements in the wood products market before 2009. As such, we recently curtailed annualized capacity of approximately 1.3 billion board feet of lumber in the provinces of Quebec and British Columbia. Other wood products producers have also announced closures or curtailments of sawmills. Continued closures and curtailments are likely to reduce the supply and increase the price of wood fiber.
Pricing of recycled fiber fluctuates. For example, prices of old newspapers have fluctuated from an average of $88 per ton in December 2006, to $132 per ton in March 2007, to $118 per ton in December 2007, to $137 per ton in March 2008. We believe that price increases are related to expanding paper and packaging capacity in Asia, as well as strong North American demand, and that prices may remain at elevated levels. Any sustained increase in fiber prices would increase our operating costs and we may be unable to increase prices for our products in response.
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

ABITIBIBOWATER INC.
An increase in the cost of our purchased energy, chemicals and other raw materials could lead to higher manufacturing costs, thereby reducing our margins.
Our operations consume substantial amounts of energy such as electricity, natural gas, fuel oil, coal and wood waste. We buy energy and raw materials, including chemicals, wood, recovered paper and other raw materials, primarily on the open market. The prices for raw materials and energy are volatile and may change rapidly, directly affecting our results of operations. The availability of raw materials and energy may also be disrupted by many factors outside our control, adversely affecting our operations. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years and prices for 2005, 2006, 2007 and the first quarter of 2008 exceeded historical averages. As a result, fluctuations in energy prices will impact our manufacturing costs and contribute to earnings volatility.
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
For our commodity products, the relationship between industry supply and demand for these products, rather than changes in the cost of raw materials, will determine our ability to increase prices. Consequently, we may be unable to pass along increases in our operating costs to our customers. Any sustained increase in energy, chemical or raw material prices without any corresponding increase in product pricing could reduce our operating margins and potentially require us to limit or cease operations of one or more of our machines.
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

ABITIBIBOWATER INC.
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

ABITIBIBOWATER INC.
Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1	Asset and Stock Purchase Agreement, dated as of February 10, 2008, by and between Abitibi Consolidated Sales Corporation and Catalyst Paper Corporation.

10.1	Fifth Amendment, dated as of April 30, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto.

10.2	Fifth Amendment, dated as of April 30, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ABITIBIBOWATER INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABITIBIBOWATER INC.

By	/s/ William G. Harvey William G. Harvey
Senior Vice President and Chief
Financial Officer

By	/s/ Joseph B. Johnson Joseph B. Johnson
Vice President and Controller
Dated: May 12, 2008

ABITIBIBOWATER INC.
INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Asset and Stock Purchase Agreement, dated as of February 10, 2008, by and between Abitibi Consolidated Sales Corporation and Catalyst Paper Corporation.

10.1	Fifth Amendment, dated as of April 30, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto.

10.2	Fifth Amendment, dated as of April 30, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.