Form 10-Q
period 2008-06-30
AbitibiBowater Inc.
filed 2008-08-11
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of July 31, 2008, there were 53,225,003 shares of AbitibiBowater common stock outstanding.

ABITIBIBOWATER INC.

		Page
		Number

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007	3

	Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	4

	Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2008 and 2007	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	52

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1A.	Risks Factors	53

Item 4.	Submission of Matters to a Vote of Security Holders	53

Item 5.	Other Information	54

Item 6.	Exhibits	54

SIGNATURES		57
Exhibit 3.1
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$1,696	$798	$3,424	$1,570
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	1,293	639	2,696	1,240
Depreciation, amortization and cost of timber harvested	187	80	378	160
Distribution costs	189	83	388	158
Selling and administrative expenses	90	46	187	95
Closure costs, impairment and other related charges	17	—	27	—
Net gain on disposition of assets	(17)	(65)	(40)	(123)

Operating (loss) income	(63)	15	(212)	40
Interest expense	(203)	(48)	(332)	(95)
Other income (expense), net	15	(13)	49	(18)

Loss before income taxes and minority interests	(251)	(46)	(495)	(73)
Income tax benefit (provision)	5	(19)	2	(20)
Minority interests, net of tax	(5)	2	(6)	(5)

Net loss	$(251)	$(63)	$(499)	$(98)

All share and share-related information restated in 2007-Note 1
Net loss per share:
Basic and diluted	$(4.36)	$(2.09)	$(8.68)	$(3.28)

Weighted-average number of shares outstanding:
Basic and diluted	57.6	29.9	57.5	29.9

Dividends declared per common share	$—	$0.39	$—	$0.77

See accompanying notes to unaudited consolidated financial statements.

ABITBIBOWATER INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions)

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$341	$195
Accounts receivable, net	805	754
Inventories, net	828	906
Assets held for sale	197	184
Other current assets	108	103

Total current assets	2,279	2,142

Timber and timberlands	52	58
Fixed assets, net	5,314	5,707
Goodwill	780	779
Other intangible assets, net	1,164	1,203
Other assets	599	430

Total assets	$10,188	$10,319

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,100	$1,206
Short-term bank debt	652	589
Current installments of long-term debt	16	364
Liabilities associated with assets held for sale	12	19

Total current liabilities	1,780	2,178

Long-term debt, net of current installments	5,441	4,695
Pension and other postretirement benefits obligations	884	936
Other long-term liabilities	240	231
Deferred income taxes	218	230
Minority interests in subsidiaries	150	150
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value. 53.2 shares at June 30, 2008 and 52.4 shares at December 31, 2007	53	52
Exchangeable shares, no par value. 4.4 shares at June 30, 2008 and 5.1 shares at December 31, 2007	242	276
Additional paid-in capital	2,448	2,313
Retained deficit	(1,103)	(598)
Accumulated other comprehensive loss	(165)	(144)

Total shareholders’ equity	1,475	1,899

Total liabilities and shareholders’ equity	$10,188	$10,319

See accompanying notes to unaudited consolidated financial statements.

ABITBIBOWATER INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in millions except per share amounts)
For the six months ended June 30, 2008

					Accumulated
			Additional		Other	Total
	Common	Exchangeable	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Shares	Capital	Deficit	Loss	Equity

Balance at December 31, 2007	$52	$276	$2,313	$(598)	$(144)	$1,899

Adoption of SFAS 158, net of tax	—	—	—	(6)	(11)	(17)
Exchangeable shares retracted and common issued (0.7 shares)	1	(34)	33	—	—	—
Share-based compensation costs for equity awards	—	—	3	—	—	3
Restricted stock units vested, net of shares forfeited for employee withholding taxes (0.1 shares)	—	—	—	—	—	—
Beneficial conversion feature of Convertible Notes	—	—	105	—	—	105
Equity issuance costs on Convertible Notes	—	—	(6)	—	—	(6)
Comprehensive loss:
Net loss	—	—	—	(499)	—	(499)
Change in unamortized prior service costs, net of tax	—	—	—	—	1	1
Change in unamortized actuarial gains and losses, net of tax of $1	—	—	—	—	(4)	(4)
Foreign currency translation	—	—	—	—	(14)	(14)
Change in unrecognized gain on hedged transactions, net of tax of $3	—	—	—	—	7	7

Total comprehensive loss						(509)

Balance at June 30, 2008	$53	$242	$2,448	$(1,103)	$(165)	$1,475

For the six months ended June 30, 2007

			Additional		Accumulated
	Common		Paid-In		Other		Total
	Stock	Exchangeable	Capital	Retained	Comprehensive	Treasury	Shareholders’
	(restated)	Shares	(restated)	Deficit	Loss	Stock	Equity

Balance at December 31, 2006	$35	$68	$1,663	$(76)	$(371)	$(486)	$833

Adoption of FIN 48	—	—	—	2	—	—	2
Dividends on common stock ($0.77 per share)	—	—	—	(23)	—	—	(23)
Exchangeable shares retracted and common issued (0.1 shares)	—	(11)	11	—	—	—	—
Share-based compensation costs for equity awards	—	—	8	—	—	—	8
Restricted stock units vested, net of shares forfeited for employee withholding taxes	—	—	(1)	—	—	—	(1)
Comprehensive loss:
Net loss	—	—	—	(98)	—	—	(98)
Change in unamortized prior service costs, net of tax of $2	—	—	—	—	(1)	—	(1)
Change in unamortized actuarial gains and losses, net of tax of $5	—	—	—	—	17	—	17
Foreign currency translation	—	—	—	—	(19)	—	(19)
Change in unrecognized gain on hedged transactions, net of tax of $1	—	—	—	—	1	—	1

Total comprehensive loss							(100)

Balance at June 30, 2007	$35	$57	$1,681	$(195)	$(373)	$(486)	$719

See accompanying notes to unaudited consolidated financial statements.

ABITBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(499)	$(98)
Adjustments to reconcile net loss to net cash from operating activities:
Share-based compensation	7	8
Depreciation, amortization and cost of timber harvested	378	160
Closure costs, impairment and other related charges	6	—
Deferred income taxes	(9)	23
Minority interests, net of tax	6	5
Net pension contributions	(110)	(11)
Net gain on disposition of assets	(40)	(123)
Gain on extinguishment of debt	(31)	—
Amortization of debt discount (premium), net	51	(4)
Gain on translation of foreign-currency denominated debt	(15)	(17)
Changes in working capital:
Accounts receivable	(65)	18
Inventories	56	(34)
Income taxes receivable and payable	10	—
Accounts payable and accrued liabilities	(97)	(15)
Other, net	(2)	32

Net cash used for operating activities	(354)	(56)

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(82)	(51)
Dispositions of assets, including timber and timberlands	205	147
Direct acquisition costs related to the Combination	—	(12)
Cash received in monetization of financial instruments	4	—
Increase in deposit requirements for letters of credit	(70)	—

Net cash provided by investing activities	57	84

Cash flows from financing activities:
Cash dividends, including minority interests	(7)	(23)
Term loan financing	400	—
Term loan repayments	(53)	—
Short-term financing, net	(272)	—
Issuance of long-term debt	763	—
Payments of long-term debt	(297)	—
Payments of financing and credit facility fees	(85)	(15)
Payment of equity issuance fees on Convertible Notes	(6)	—

Net cash provided by (used for) financing activities	443	(38)

Net increase (decrease) in cash and cash equivalents	146	(10)
Cash and cash equivalents:
Beginning of period	195	99

End of period	$341	$89

See accompanying notes to unaudited consolidated financial statements.

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
1. Organization and Basis of Presentation
Basis of Presentation
On October 29, 2007, pursuant to a Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007, Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”) combined in a merger of equals (the “Combination”) with each becoming a wholly-owned subsidiary of AbitibiBowater Inc. (“AbitibiBowater,” also referred to as “we” or “our”). The Combination has been accounted for in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” Bowater is deemed to be the “acquirer” of Abitibi for accounting purposes, and AbitibiBowater is deemed to be the successor to Bowater for purposes of U.S. securities laws and regulations governing financial reporting. Therefore, unless otherwise indicated, our unaudited consolidated financial statements and notes reflect the results of operations and financial position of both Abitibi and Bowater as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and those of only Bowater for the three and six months ended June 30, 2007. As a result of the Combination, each issued and outstanding share of Bowater common stock and exchangeable share of Bowater Canada Inc. (a wholly-owned subsidiary of Bowater now named AbitibiBowater Canada Inc.) was converted into 0.52 of a share of AbitibiBowater common stock and 0.52 of an exchangeable share of AbitibiBowater Canada Inc., respectively. Each issued and outstanding share of Abitibi common stock was exchanged for either 0.06261 of a share of AbitibiBowater common stock or 0.06261 of an exchangeable share of AbitibiBowater Canada Inc. We retroactively restated all share and share-related information in our unaudited consolidated financial statements and notes for the periods preceding the Combination to reflect the Bowater exchange ratio of 0.52.
The consolidated balance sheet as of June 30, 2008, and the related statements of operations, shareholders’ equity and cash flows for the periods ended June 30, 2008 and 2007 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes and critical accounting estimates included in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008. Certain prior-year amounts in the unaudited consolidated financial statements and the related notes have been reclassified to conform to the 2008 presentation. The reclassifications had no effect on total shareholders’ equity or net loss.
Capitalization
On June 5, 2008, our stockholders approved an amendment to AbitibiBowater’s Certificate of Incorporation to increase the number of authorized shares of AbitibiBowater’s common stock from 100 million shares to 150 million shares.
Transactions within the AbitibiBowater Consolidated Group of Companies
Prior to April 1, 2008, Donohue Corp. (“Donohue”) was a wholly-owned subsidiary of Abitibi-Consolidated Company of Canada (“ACCC”), which was a wholly-owned subsidiary of Abitibi. Donohue wholly owns the Augusta Newsprint Company and our U.S. recycling operations, and operates the Alabama River newsprint mill. On April 1, 2008, ACCC transferred all of the outstanding common and preferred stock of Donohue to AbitibiBowater US Holding LLC (“Holding”), a direct subsidiary of AbitibiBowater, for a combination of cash and notes issued or assumed by Holding. As a result, Donohue is no longer a subsidiary of Abitibi, but remains an indirect subsidiary of AbitibiBowater.
On May 12, 2008, AbitibiBowater transferred its own note to Bowater as a capital contribution. Subsequently on May 15, 2008, Bowater Newsprint South LLC (“Newsprint South”), which wholly owns the Coosa Pines mill, the Grenada mill and the Westover saw mill, became a direct subsidiary of AbitibiBowater following Bowater’s transfer of its investment in the common stock of Newsprint South to AbitibiBowater. As a result, Newsprint South is no longer a subsidiary of Bowater, but remains a subsidiary of AbitibiBowater.
Reference to “Abitibi” or “Bowater” includes the operations of Donohue and Newsprint South, respectively, for the applicable period. Reference to “Abitibi, excluding Donohue” excludes the operations of Donohue subsequent to

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2008. Reference to “Bowater, excluding Newsprint South” excludes the operations of Newsprint South subsequent to May 14, 2008.
Recently adopted accounting pronouncements
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a framework for measuring fair value. It applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 as it is applied to financial assets and liabilities and for fiscal years beginning after November 15, 2008 as it is applied to non-financial assets and liabilities. The adoption of SFAS 157 as it relates to our financial assets and liabilities, effective as of January 1, 2008, did not have an impact on our results of operations or financial position. See also note 13, “Financial Instruments.” We have not yet determined the impact of SFAS 157 on our non-financial assets and liabilities.
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158’s measurement date provisions are effective for fiscal years ending after December 15, 2008. A measurement date of September 30, 2007 was used for all of our Bowater plans, while the measurement date for our Abitibi plans was October 29, 2007. SFAS 158 requires us to use a December 31 measurement date this year. We have elected to use the 15-month transition method to determine the amount of the adjustment to our opening retained deficit balance and opening accumulated other comprehensive loss balance on January 1, 2008. The adjustment increased our opening retained deficit by $6 million, net of taxes of $2 million, and increased our opening accumulated other comprehensive loss by $11 million, net of taxes of $1 million. The increase to our accumulated other comprehensive loss primarily represents the additional net actuarial loss that arose from our fourth quarter of 2007 settlement and curtailment events.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits an election to measure selected financial assets and liabilities at fair value each financial reporting date with changes in their fair values recorded in income. We chose not to make this fair value accounting election for any of our financial assets and liabilities. Accordingly, any financial assets and liabilities within the scope of SFAS 159 will continue to be carried at their historical amortized cost basis, adjusted for other than temporary impairments in value. As a result, the adoption of SFAS 159, effective as of January 1, 2008, did not have an impact on our results of operations or financial position.
New accounting pronouncements
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities, requiring us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance also provides additional disclosure requirements related to recognized intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
In May 2008, the FASB issued Statement No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 is effective 60 days following

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This Staff Position clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this Staff Position specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This Staff Position states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share (“EPS”) data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this Staff Position. Early application is not permitted. We do not expect the adoption of this accounting guidance to impact our results of operations, financial position or EPS.
In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
In June 2008, the EITF reached a consensus in Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”). This issue addresses the accounting for nonrefundable maintenance deposits paid by the lessee to the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. We have not determined the impact of adoption of this accounting guidance on our results of operations or financial position.
2. Business Combination
As discussed in Note 1, the Combination of Abitibi and Bowater was completed on October 29, 2007. The purchase price of $1.4 billion was allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values. The purchase price allocation is still preliminary and subject to refinement during the allocation period, which will not last beyond a year from the date of purchase to allow for the finalization of the gathering and review of all pertinent information. No significant adjustments were made to the preliminary purchase price allocation during the six months ended June 30, 2008.
3. Closure Costs, Impairment and Other Related Charges
Immediately upon the Combination, we began a comprehensive strategic review of our operations to reduce costs and improve our profitability. On November 29, 2007, we announced the results of the initial phase of our comprehensive review, which included a decision to reduce our newsprint and specialty papers production capacity by approximately one million metric tons per year. The reductions included the permanent closure of Bowater’s Dalhousie, New

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
Brunswick facility and Abitibi’s Belgo, Quebec facility, Fort William, Ontario facility and Lufkin, Texas facility, as well as the indefinite idling of Bowater’s Donnacona, Quebec facility and Abitibi’s Mackenzie, British Columbia facility, including two sawmills that directly support the Mackenzie paper mill operations. Additionally, we decided to permanently close paper machine no. 3 at Bowater’s Gatineau, Quebec facility. The actions were completed in the first quarter of 2008. We recorded charges of $123 million for long-lived asset impairment, severance and termination costs associated with our Bowater mills in the fourth quarter of 2007. The costs associated with our Abitibi mills were included in liabilities assumed in the Combination.
During the three and six months ended June 30, 2008, we recorded additional closure costs, impairment and other related charges associated with these actions of $5 million and $13 million, respectively. These charges were primarily for additional asset impairment charges and noncancelable contracts at our Bowater Dalhousie and Donnacona operations.
Additionally, during the three months ended June 30, 2008, we recorded closure costs of $6 million related to the permanent closure of our Baie-Comeau recycling facility and during the three and six months ended June 30, 2008, we recorded other closure-related costs of $6 million and $8 million, respectively, related to severance costs for workforce reductions across numerous facilities.
4. Severance Related Liabilities
The activity in our severance related liabilities is as follows:

(Unaudited, in millions)	2008 Initiatives	2007 Initiatives	2006 Initiatives	Total

Balance at December 31, 2007	$—	$100	$3	$103
Charges	19	1	—	20
Payments	(4)	(53)	(1)	(58)
Other	(1)	(3)	—	(4)

Balance at June 30, 2008	$14	$45	$2	$61

In 2008, we recorded employee termination costs primarily associated with downsizings at several of our mills, as well as the departure of certain corporate executives. The remaining severance accrual is expected to be paid out in 2008 and 2009.
In 2007, we recorded employee termination costs primarily associated with the closures announced as a result of our comprehensive strategic review; mill-wide restructurings at our Thunder Bay, Ontario; Gatineau, Quebec; Donnacona, Quebec and Dolbeau, Quebec facilities, the preliminary allocation of the purchase price of Abitibi to severance liabilities assumed in the Combination, lump-sum payouts of pension assets to certain employees and certain changes to our U.S. postretirement benefit plans. These initiatives resulted in the elimination of approximately 430 positions. The remaining severance accrual is expected to be paid out in 2008 and 2009.
We do not allocate employee termination and severance costs to our segments; thus, these costs are included in “Corporate and Other” in our segment information. Termination costs are classified as cost of sales (manufacturing personnel), selling and administrative expenses (administrative personnel) or closure costs, impairment and other related charges (mill closures) in our Consolidated Statements of Operations. The severance accruals are included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets.
5. Other Income (Expense), Net
“Other income (expense), net” in the Consolidated Statements of Operations includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2008	2007	2008	2007

Foreign exchange (loss) gain	$(16)	$(16)	$25	$(19)
Loss from equity method investments	(2)	(1)	(3)	(3)
Interest income	3	2	6	4
Gain on extinguishment of debt	31	—	31	—
Loss from sale of accounts receivable	(5)	—	(10)	—
Miscellaneous (loss) income	4	2	—	—

	$15	$(13)	$49	$(18)

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
6. Loss Per Share
No adjustments to net loss are necessary to compute net loss per basic and diluted share for all periods presented. Additionally, no adjustments to our basic weighted-average number of common shares outstanding are necessary to compute our diluted weighted-average number of common shares outstanding for all periods presented. Options to purchase 3.8 million shares for both the three and six months ended June 30, 2008, and 2.5 million shares for both the three and six months ended June 30, 2007 were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 0.2 million restricted stock units for both the three and six months ended June 30, 2008, and 0.5 million restricted stock units for both the three and six months ended June 30, 2007 were excluded from the calculation of diluted loss per share for the same reason. In addition, no adjustments to net loss and the diluted weighted-average number of common shares outstanding were necessary after giving effect to the assumed conversion of the convertible notes representing 35 million additional common shares (see Note 10, “Liquidity, Debt and Interest Expense”).
7. Inventories, net
     Inventories, net consist of the following:

	June 30,	December 31,
(Unaudited, in millions)	2008	2007

At lower of cost or market:
Raw materials and work in process	$135	$220
Finished goods	347	355
Mill stores and other supplies	360	345

	842	920
Excess of current cost over LIFO inventory value	(14)	(14)

	$828	$906

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
8. Assets Held for Sale and Net Gain on Disposition of Assets
Assets held for sale are comprised of the following:

	June 30,	December 31,
(Unaudited, in millions)	2008	2007

Accounts receivable	$15	$2
Inventories	20	15
Other current assets	22	—
Timber and timberlands	15	8
Fixed assets, net	125	159

	$197	$184

Liabilities associated with assets held for sale are comprised of the following:

	June 30,	December 31,
(Unaudited, in millions)	2008	2007

Accounts payable and accrued liabilities	$12	$17
Other long-term liabilities	—	2

	$12	$19

At December 31, 2007, we held our Snowflake paper mill, Price sawmill and some of our timberlands in the United States and Canada for sale.
At June 30, 2008, we held our Mokpo, Korea newsprint facility, our Fort William, Ontario facility and some of our timberlands in the United States and Canada for sale. We plan to complete the sale of these assets within the next twelve months for an amount that exceeds their individual carrying values. The assets and liabilities held for sale are carried on our Consolidated Balance Sheets at the lower of carrying value or fair value less costs to sell.
During the three months ended June 30, 2008, we sold approximately 28,200 acres of timberlands and other assets, including our Snowflake paper mill, for proceeds of approximately $176 million, resulting in a net gain on disposition of assets of $17 million. During the six months ended June 30, 2008, we sold approximately 43,100 acres of timberlands and other assets, including our Snowflake paper mill and our Price sawmill, for proceeds of approximately $205 million, resulting in a net gain on disposition of assets of $40 million.
In connection with the review and approval of the Combination by the antitrust division of the U.S. Department of Justice (“DOJ”), we agreed, among other things, to sell our Snowflake, Arizona newsprint mill, which was included in our Newsprint segment, and certain related assets and liabilities. On April 10, 2008, with the approval of the DOJ, we completed the sale of our Snowflake mill to a subsidiary of Catalyst Paper Corporation for approximately $161 million. Since this mill’s assets were acquired in the Combination, they were already carried at fair value less costs to sell. We did not recognize a gain or loss on this sale.
During the three months ended June 30, 2007, we sold approximately 55,600 acres of timberlands and other assets for proceeds of approximately $83 million, resulting in a net gain on disposition of assets of $65 million. During the six months ended June 30, 2007, we sold approximately 107,800 acres of timberlands and other assets for proceeds of approximately $147 million, resulting in a net gain on disposition of assets of $123 million.

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
9. Pension and Other Postretirement Expense
The components of net periodic benefit costs relating to our pension and other postretirement benefits plans (“OPEB plans”) are as follows for the three and six months ended June 30, 2008 and 2007:
     Pension Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$18	$9	$37	$18
Interest cost	89	32	178	62
Expected return on plan assets	(101)	(33)	(203)	(65)
Amortization of prior service cost	1	1	2	2
Recognized net actuarial loss	2	7	4	14
Special termination benefits	4	4	4	4
Curtailments and settlements	—	2	—	7

Net periodic benefit cost	$13	$22	$22	$42

     OPEB Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$1	$1	$2	$1
Interest cost	6	3	12	6
Amortization of prior service credit	(3)	(3)	(6)	(6)
Recognized net actuarial loss	1	1	2	3
Curtailments and settlements	2	—	2	(3)

Net periodic benefit cost	$7	$2	$12	$1

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
Events Impacting Net Periodic Benefit Cost for the Three and Six Months Ended June 30, 2008
In June 2008, we recorded special termination benefits of $4 million related to the retirement of certain executives. These special termination benefits are included in the net periodic benefit cost of our pension plans during the three and six months ended June 30, 2008 and will likely result in a settlement loss at the time the benefits are paid.
In June 2008, the cumulative number of employees terminated as a result of the Combination became significant, triggering a curtailment. As a result, a curtailment loss of $2 million is included in the net periodic benefit cost of our OPEB plans during the three and six months ended June 30, 2008.
Events Impacting Net Periodic Benefit Cost for the Three and Six Months Ended June 30, 2007
In December 2006, January 2007 and March 2007, certain employees received lump-sum payouts from two of our retirement pension plans. Accordingly, settlement losses of $1 million and $6 million were included in the net periodic benefit cost of our pension plans during the three and six months ended June 30, 2007, respectively.
In February 2007, as a result of a mill-wide restructuring of our Thunder Bay, Ontario facility, 157 jobs were eliminated. As a result, a curtailment loss of $1 million and special termination benefits of $4 million were included in the net periodic benefit cost of our pension plans during the three and six months ended June 30, 2007. This event also resulted in a settlement loss at the time the benefits were paid.
In October 2006, we approved changes to the other postretirement plan for Bowater’s U.S. salaried employees. Benefits for employees were either eliminated or reduced depending on whether the employee met certain age and years of service criteria. As a result, a curtailment gain of $3 million was included in the net periodic benefit cost of our OPEB plans during the six months ended June 30, 2007.
10. Liquidity, Debt and Interest Expense
Liquidity
As of June 30, 2008, our total liquidity was comprised of liquidity from our Abitibi and Bowater subsidiaries.
As described in Notes 4 and 17 to our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, our Abitibi subsidiary experienced a liquidity shortfall and faced significant near-term liquidity challenges at the end of the first quarter of 2008. These circumstances lent substantial doubt as to the ability of Abitibi to meet its obligations as they became due and, accordingly, substantial doubt as to the appropriateness of Abitibi’s use of accounting principles applicable to a going concern. As of March 31, 2008, Abitibi had a total of $346 million of long-term debt maturing in 2008: $196 million principal amount of its 6.95% Senior Notes due April 1, 2008 and $150 million principal amount of its 5.25% Senior Notes due June 20, 2008. Additionally, Abitibi had revolving bank credit facilities with commitments totalling $695 million maturing in the fourth quarter of 2008.
On April 1, 2008 we successfully completed a series of refinancing transactions, which were designed to address the debt maturities and general liquidity needs principally at our Abitibi subsidiary. The transactions included:
•	A private placement by ACCC of $413 million of 13.75% senior secured notes due April 1, 2011 (“2011 Notes”). The 2011 Notes are guaranteed by several of our subsidiaries, including Abitibi, Donohue and certain of their subsidiaries, and are secured by mortgages on certain pulp and paper mills owned by, and security interests in and pledges of certain other assets of, ACCC and its subsidiaries that are guarantors. Fees of $17 million associated with the issuance of the 2011 Notes are being amortized to interest expense over the term of the 2011 Notes beginning on the date of issuance. Interest expense associated with the 2011 Notes of $16 million for the second quarter of 2008 includes $1 million of non-cash amortization.

•	A $400 million 364-day senior secured term loan (“Term Loan”) to ACCC, with interest at LIBOR plus 800 basis points, with a 3.5% LIBOR floor. On April 15, 2008, ACCC repaid $50 million of the Term Loan with a portion of the proceeds from the April 10, 2008 sale of our Snowflake, Arizona newsprint mill (see Note 8

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
“Assets Held for Sale and Net Gain on Disposition of Assets”) and repaid another $3 million of the Term Loan with a portion of the proceeds from other debt issuances, which reduced the outstanding balance to $347 million. The Term Loan is secured primarily by the personal property (including accounts receivable and inventory, but excluding equipment, intellectual property and capital stock of subsidiaries) of ACCC, Abitibi and other guarantors, and by a first lien on substantially all of the personal property of Donohue and its subsidiaries (including accounts receivable, inventory and equipment), the pledge of the stock or other equity interest of certain subsidiaries of Donohue and by the real estate relating to our Alabama River newsprint mill. The Term Loan ranks effectively senior to the 2011 Notes and the 2010 Notes (see following paragraph) to the extent of the collateral securing the Term Loan, while the 2011 Notes rank effectively senior to the Term Loan and the 2010 Notes to the extent of the collateral securing the 2011 Notes. Fees of $33 million associated with the issuance of the Term Loan are being amortized to interest expense over the term of the Term Loan beginning on the date of issuance. Interest expense associated with the Term Loan of $18 million for the second quarter of 2008 includes $8 million of non-cash amortization.

•	A private exchange offer whereby ACCC offered to exchange a combination of new senior unsecured 15.5% notes due July 15, 2010 (“2010 Notes”) and cash for an aggregate of $455 million of outstanding notes issued by Abitibi, ACCC and Abitibi-Consolidated Finance L.P. (“ACF”), a wholly-owned subsidiary of Abitibi. The completed exchange consisted of a combination of $218 million in cash (including accrued interest) and $293 million of 2010 Notes for 89.4%, 92.1% and 94.8%, respectively, of three series of outstanding notes tendered: (i) $175 million principal amount of 6.95% senior notes due April 1, 2008, issued by Abitibi, (ii) $138 million principal amount of 5.25% senior notes due June 20, 2008, issued by ACCC, and (iii) $142 million principal amount of 7.875% senior notes due August 1, 2009, issued by ACF. The exchange resulted in a debt extinguishment gain of approximately $31 million, which is included in “Other income (expense), net” on our Consolidated Statements of Operations. The 2010 Notes were issued at a discount of $82 million. The fair value of the 2010 Notes was determined to be 72% of par, based on observed market prices of the 2010 Notes after they began trading on April 7, 2008 extrapolated backwards to April 1, 2008 based on fluctuations in the observed market prices of comparable outstanding Abitibi public debt. The fees associated with the 2010 Notes of $10 million and the discount on the 2010 Notes are being amortized to interest expense using the effective interest method over the term of the 2010 Notes beginning on the date of issuance, resulting in an effective interest rate of 36.8%. Interest expense associated with the 2010 Notes of $19 million for the second quarter of 2008 includes $8 million of non-cash amortization. This exchange represents a non-cash financing item of $211 million.

•	Simultaneously with these transactions, AbitibiBowater consummated a private sale of $350 million of 8% convertible notes due April 15, 2013 (“Convertible Notes”) to Fairfax Financial Holdings Limited (“Fairfax”) and certain of its designated subsidiaries. The Convertible Notes bear interest at a rate of 8% per annum (10% per annum if we elect to pay interest through the issuance of additional convertible notes with the same terms as “pay in kind”). Bowater provided a full and unconditional guarantee of the payment of principal and interest on the Convertible Notes. Bowater’s guarantee ranks equally in right of payment with all of our existing and future unsecured senior indebtedness. The Convertible Notes are not guaranteed by Abitibi or any of its respective subsidiaries. The Convertible Notes are convertible into shares of AbitibiBowater common stock at a conversion price of $10.00 per share (the “Conversion Price”). Since the closing price of the Company’s common stock on the issuance date (also the commitment date) of the Convertible Notes exceeded the Conversion Price by $3.00 per share, the Convertible Notes included a beneficial conversion feature. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” we recorded a discount on the Convertible Notes and an increase in paid-in capital of $105 million representing the fair value of the beneficial conversion feature. We paid $20 million of fees associated with the issuance of the Convertible Notes, of which $6 million were allocated to the beneficial conversion feature. The fees associated with the debt ($14 million) and the discount on the Convertible Notes are being amortized to interest expense using the effective interest method over the term of the Convertible Notes beginning on the date of issuance, resulting in an effective interest rate of 18.5%. Interest expense associated with the Convertible Notes of $11 million for the second quarter of 2008 includes $4 million of non-cash amortization. The fees associated with the beneficial conversion feature were recorded directly to paid-in capital. On April 15, 2008, Fairfax exercised its right to appoint two directors to the Board of AbitibiBowater, pursuant to the terms of the purchase agreement.

•	Abitibi’s former bank credit facility was repaid and cancelled.

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
Additionally, during the second quarter 2008, Abitibi repaid $21 million of 6.95% Notes due April 1, 2008 and $12 million of 5.25% Notes due June 30, 2008, that were not tendered for exchange in the private exchange offer discussed above.
As a result of the refinancings and the cancellation of Abitibi’s former bank credit facility, Abitibi is no longer subject to financial maintenance covenants on its recourse debt. However, the Term Loan, the 2010 Notes and the 2011 Notes restrict the ability of Abitibi, Donohue and their respective subsidiaries to incur additional indebtedness, to grant additional liens, to pay dividends or make loans to AbitibiBowater, to make acquisitions or to make other investments.
While our April 1 refinancings alleviated the substantial doubt about Abitibi’s ability to continue as a going concern, significant financial uncertainties and challenges remain for Abitibi to overcome including, but not limited to, Abitibi’s ability to repay or to refinance the $347 million Term Loan due on March 30, 2009, to service its considerable debt, including the new debt resulting from the April 1 refinancings, and to overcome its expected ongoing net losses and negative cash flows.
Short-term Debt
As of June 30, 2008, available borrowings under our bank credit facilities were as follows:

					Weighted
		Amount	Commitment	Termination	Average
(Unaudited, in millions)	Commitment	Outstanding	Available(1)	Date	Interest Rate(2)

Bowater:
U.S. credit facility	$415	$270	$60	05/11	6.3%
Canadian credit facility	144	35	76	06/09	6.5%

	$559	$305	$136

(1)	The commitment available under each of these revolving bank credit facilities is subject to collateral requirements and covenant restrictions as described below or in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008 or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008, and is reduced by outstanding letters of credit of $70 million for the Bowater U.S. credit facility and $32 million for the Bowater Canadian credit facility, while commitment fees for unused portions are 50 and 25 basis points, respectively.

(2)	Borrowings under the Bowater bank credit facilities incur interest based, at our option, on specified market interest rates plus a margin.
Additionally, as of June 30, 2008, there was $347 million of short-term bank debt outstanding under the Term Loan, as discussed above. As of June 30, 2008, total short-term bank debt totaled $652 million, comprised of the bank credit facilities and the Term Loan.
Bowater’s U.S. credit agreement is guaranteed by certain of our wholly-owned subsidiaries in the United States, and is secured by (i) liens on the inventory, accounts receivable and deposit accounts of Bowater and the guarantors, (ii) pledges of 65% of the stock of certain of our foreign subsidiaries and (iii) pledges of the stock of our U.S. subsidiaries that do not own mills or converting facilities. Availability under the U.S. credit facility is limited to 75% of the net consolidated book value of our accounts receivable and inventory, excluding Bowater Canadian Forest Products Inc. (“BCFPI”) and its subsidiaries, and is reduced by the amount of outstanding letters of credit.
Bowater’s Canadian credit agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI. Availability under the Canadian credit facility is limited to 60% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries.
Amendments to Bank Credit Facilities
For a more complete discussion of Bowater’s U.S. credit facility, Bowater’s Canadian credit facility, as well as certain amendments to these bank credit facilities entered into on November 2, 2007 and February 25, 2008, reference is made to our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, and for amendments to these credit facilities entered into on March 31, 2008 and April 30, 2008, reference is made to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008.
During the second quarter of 2008, AbitibiBowater, Bowater and certain subsidiaries and affiliates of Bowater entered into further amendments to its U.S. and Canadian credit facilities which principally granted the lenders first-ranking

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
mortgages on the Coosa Pines and Grenada mill assets and imposed additional reporting obligations on Bowater. The Canadian credit facility was further amended principally to (i) extend the maturity date of the Canadian credit facility from May 28, 2008 to June 5, 2009, (ii) impose additional reporting obligations on BCFPI and implement more extensive eligibility criteria for the assets that may be used in determining the borrowing base under the Canadian credit facility, thereby reducing the funds available under the Canadian credit facility, and (iii) reduce the aggregate commitment for all of the lenders party to the Canadian credit facility from $165 million to $144 million.
During the first six months of 2008, we incurred fees of $11 million associated with the amendments to the bank credit facilities, which are being amortized to interest expense over the term of the facilities.
Bowater’s U.S. credit facility permits Bowater to send distributions to AbitibiBowater to service interest on AbitibiBowater’s convertible debt provided that no default exists under this facility at the time of such payment and Bowater is in pro forma compliance with this facility’s financial covenants at the time of such payment. The lenders under Bowater’s U.S. and Canadian credit facilities have implemented a more traditional, more restrictive borrowing base, using more extensive eligibility criteria and imposing additional reporting obligations on us. Bowater is not obligated to comply with the additional reporting requirements or the more restrictive borrowing base requirements until November 15, 2008.
In addition to the limitations discussed above, Bowater may make dividends and distributions to AbitibiBowater sufficient to pay (1) taxes attributable to Bowater and its subsidiaries and (2) up to $10 million more than 50% of certain AbitibiBowater’s annual overhead expenses, such as accounting and auditing costs, director fees, director and officer insurance premiums, franchise taxes, transfer agent fees, and legal and other expenses connected to AbitibiBowater’s status as a public company. Overhead expenses do not include management fees, salaries, bonuses, or debt service.
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
On August 7, 2008, Bowater amended its U.S. and Canadian credit facilities to, among other things, reduce the required interest coverage ratio for the fiscal quarter ending June 30, 2008. These amendments were effective as of June 29, 2008. Without these amendments, Bowater would have been in violation of the interest coverage ratio covenants under the credit facilities for the second quarter.
Considering the amendments to the Bowater credit facilities, we expect to be in compliance though June 30, 2009.
Long-Term Debt
As of June 30, 2008 and December 31, 2007, long-term debt, including current installments, consists of the following:

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements

	As of June 30, 2008
		Unamortized		As of	As of
	Principal	Premium		June 30,	December 31,
(Unaudited, in millions)	Amount	(Discount)	Effective Rate	2008	2007

Unsecured Debt of Abitibi:
8.375% Notes due 2015	$450	$(93)	13.1%	$357	$353
8.55% Notes due 2010	395	(37)	13.9%	358	350
8.85% Debentures due 2030	450	(117)	12.3%	333	333
6.0% Notes due 2013	350	(83)	12.6%	267	261
7.132% Notes due 2017	244		7.3%	244	249
8.5% Debentures due 2029	250	(68)	12.1%	182	181
7.5% Debentures due 2028	250	(80)	11.6%	170	170
7.75% Notes due 2011	200	(31)	14.5%	169	165
Notes due 2011 with interest at floating rates (6.28% at June 30, 2008)	200	(32)	LIBOR +10.2%	168	164
7.875% Notes due 2009	8		10.5%	8	144
7.4% Debentures due 2018	100	(25)	11.8%	75	74
0% Debentures, due in installments through 2012	14	(4)	13.9%	10	9
6.95% Notes due 2008				—	195
5.25% Notes due 2008				—	149
15.50% Senior Notes due 2010	293	(76)	36.8%	217	—
Secured Debt of Abitibi:
13.75% Senior Secured Notes due 2011	413			413	—
Unsecured Debt of Bowater:
7.95% Notes due 2011	600	(1)	7.9%	599	599
6.5% Notes due 2013	400	(1)	6.5%	399	399
9.38% Debentures due 2021	200	(1)	9.4%	199	199
9.00% Debentures due 2009	248			248	248
Notes due 2010 with interest at floating rates (5.78% at June 30, 2008)	234			234	234
10.85% Debentures due 2014	122	28	6.5%	150	145
9.50% Debentures due in 2012	125			125	125
10.60% Notes due 2011	70	7	6.6%	77	79
7.75% Recycling facilities revenue bonds due 2022	62			62	62
7.40% Recycling facilities revenue bonds due 2022	40			40	40
Industrial revenue bonds due 2029 with interest at floating rates (1.57% at June 30, 2008)	34			34	34
7.625% Recycling facilities revenue bonds due 2016	30			30	30
10.50% Notes due at various dates from 2008 to 2010	20	2	7.3%	22	38
10.26% Notes due at various dates from 2008 to 2011	7		7.2%	7	10
6.5% UDAG loan agreement due at various dates from 2008 to 2010	5			5	5
7.40% Pollution control revenue bonds due at various dates from 2008 to 2010	4			4	5
10.63% Notes due 2010	3			3	3
Non-interest bearing loan with Government of Quebec due 2008				—	7
Unsecured Debt of AbitibiBowater:
8% Convertible Notes due 2013	350	(102)	18.5%	248	—

	$6,171	$(714)		5,457	5,059
Less: Current installments of long-term debt				(16)	(364)

Long-term debt, net of current installments				$5,441	$4,695

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
Total debt
As of June 30, 2008, the principal amount of long-term debt maturities for the next five years is as follows:

			Abitibi
(Unaudited, in millions)	Abitibi	Bowater	Bowater	Total

July 1, 2008 to December 31, 2008	$—	$1	$—	$1
Twelve months ended December 31, 2009	11	262	—	273
Twelve months ended December 31, 2010	1,104	257	—	1,361
Twelve months ended December 31, 2011	404	672	—	1,076
Twelve months ended December 31, 2012	3	125	—	128
Thereafter	2,095	887	350	3,332

	3,617	2,204	350	6,171
Discounts and revaluation of debt	(647)	35	(102)	(714)

	$2,970	$2,239	$248	$5,457

The amounts due during the period July 1, 2008 through June 30, 2009 are recorded as “Current installments of long-term debt” in our Consolidated Balance Sheets. All other amounts are recorded as “Long-term debt, net of current installments.” Total long-term debt, net of current installments, includes a reduction of $534 million and $576 million at June 30, 2008 and December 31, 2007, respectively, due to the revaluation of the debt balances upon the acquisition of Abitibi in October 2007, the acquisition of the Grenada Operations paper mill in August 2000 and the acquisition of Avenor Inc. in July 1998. Total long-term debt, net of current installments, also includes unamortized original issue discounts of $180 million and $3 million at June 30, 2008 and December 31, 2007, respectively.
If Abitibi defaults under the terms of any of its indebtedness, some or all of Abitibi’s other long-term debt instruments could also go into default, possibly leading to the acceleration of the maturity of these obligations, and requiring the presentation of these obligations as current liabilities.
The fair value of our notes and debentures were determined by reference to quoted market prices or were determined by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities. The fair value of our debt at June 30, 2008 and December 31, 2007 was approximately $5.0 billion and approximately $4.4 billion, respectively.
Interest Expense
The components of interest expense are as follows for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2008	2007	2008	2007

Components of interest expense:
Amortization of deferred financing costs	$13	$1	$14	$2
Amortization of debt discount	10	—	10	—
Amortization of debt revaluation	11	(2)	27	(3)

Total amortization	34	(1)	51	(1)
Change in fair value of interest rate swaps	11	—	(6)	—
Interest paid or accrued	158	49	287	96

Interest expense	$203	$48	$332	$95

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
Accounts Receivable Securitization Program
As of June 30, 2008, our outstanding amounts under our accounts receivable securitization program were as follows:

				Weighted
		Amount	Termination	Average
(Unaudited, in millions)	Commitment	Outstanding	Date	Interest Rate

Off-Balance Sheet:
Accounts receivable securitization program	$350	$259	07/09	6.75%

Abitibi sells most of its trade receivables through a securitization program in order to reduce working capital requirements. We now maintain an ongoing securitization program committed until July 2009 to obtain aggregate cash proceeds of up to $350 million from accounts receivable.
As of June 30, 2008, Abitibi transferred $477 million of trade receivables resulting in cash proceeds of $259 million, which represented the total available at that time under the securitization program. Accounts receivable are sold at discounted amounts based on the securitization provider’s funding cost plus a margin. Abitibi acts as a servicing agent and administers the collection of the accounts receivable sold pursuant to these agreements. The fees received for servicing the accounts receivable approximate the value of services rendered. The amount that can be obtained under our securitization programs depends on the amount and nature of the accounts receivable available to be sold.
11. Income Taxes
The income tax provision attributable to loss before income taxes and minority interests differs from the amounts computed by applying the United States federal statutory income tax rate of 35% as a result of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2008	2007	2008	2007

Loss before income taxes and minority interests	$(251)	$(46)	$(495)	$(73)

Expected income tax benefit	88	16	173	26
Increase (decrease) in income taxes resulting from:
Valuation allowance (1)	(79)	(24)	(172)	(37)
Foreign exchange	(1)	(17)	28	(17)
State income taxes, net of federal income tax benefit	—	(1)	(1)	(1)
Foreign taxes	(7)	7	(21)	11
Tax reserves	(2)	—	(8)	—
Other, net	6	—	3	(2)

Income tax benefit (provision)	$5	$(19)	$2	$(20)

(1)	During the three months ended June 30, 2008 and 2007, income tax benefits of approximately $82 million and $24 million, respectively, generated on the majority of our current quarter operating losses outside the United States were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. During the six months ended June 30, 2008 and 2007, income tax benefits of approximately $175 million and $37 million, respectively, generated on the majority of our operating losses outside the United States for the first six months of 2008 and 2007 were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future operating losses generated by these operations will probably be offset by additional increases to the valuation allowance (tax charge).

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
12. Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets are as follows:

	June 30,	December 31,
(Unaudited, in millions)	2008	2007

Unamortized prior service costs (1)	$1	$—
Unamortized actuarial gains and losses (2)	(150)	(135)
Foreign currency translation (3)	(13)	1
Unrecognized losses on hedging transactions (4)	(3)	(10)

	$(165)	$(144)

(1)	As of June 30, 2008 and December 31, 2007, net of deferred tax provision of $14 million and $13 million, respectively. Net of minority interest of $3 million as of June 30, 2008 and $2 million as of December 31, 2007.

(2)	As of June 30, 2008 and December 31, 2007, net of deferred tax benefit of $70 million and $67 million, respectively.

(3)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed indefinitely invested.

(4)	As of June 30, 2008 and December 31, 2007, net of deferred tax benefit of $1 million and $5 million, respectively.
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
The fair value of our derivative instruments is determined based on the fair value hierarchy provided in SFAS 157, which requires the use of observable inputs whenever available. In addition, we consider the risk of non-performance of the obligor, which in some cases reflects our own credit risk, in determining the fair value of our derivative instruments. The fair value hierarchy is as follows:
Level 1—	Valuations based on quoted prices in active markets for identical assets and liabilities.

Level 2—	Valuations based on observable inputs, other than Level 1 prices, such as quoted interest or currency exchange rates.

Level 3—	Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.
Information regarding our outstanding derivative financial instruments is summarized in the table below. The notional amount of these contracts represents the amount of foreign currencies or natural gas to be purchased or sold at maturity or the principal amount used to calculate the amount of periodic payments and does not represent our exposure on these contracts.

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements

				Range Of
				Natural Gas
		Net Asset/		Index Prices,
	Notional	(Liability)	SFAS 157	Interest Rates and
	Amount of	Fair	Valuation	Exchange Rates
(Unaudited, in million except rates and prices)	Derivatives	Value	Hierarchy*	per US$

As of June 30, 2008:
Foreign Currency Exchange Agreements:
Buy Canadian dollars due in 2008	$5	$—	Level 2	$1.06525
Sell Canadian dollars due in 2008	5	—	Level 2	1.01088
Sell Euros due in 2008	31	(2)	Level 2	.6536 — .6780
Sell British pound sterling due in 2008	12	—	Level 2	1.9624—1.9774

Natural Gas Swap Agreements due in 2008	2	1	Level 2	5.902—14.145

Receive Fixed Rate Interest Rate Swaps	100	2	Level 2	6.21%—6.23%

As of December 31, 2007:
Foreign Currency Exchange Agreements:
Buy Canadian dollars due in 2008	$70	$6	n/a	$1.048 — 1.199
Sell Canadian dollars due in 2008	70	(1)	n/a	1.004 — 1.199
Natural Gas Swap Agreements due in 2008	6	—	n/a	6.56 — 9.87
Receive Fixed Rate Interest Rate Swaps	850	(4)	n/a	2.53% — 4.73%

*	We adopted SFAS 157 effective January 1, 2008. At December 31, 2007, the fair value of our derivative financial instruments was based on current termination values or quoted market prices of comparable contracts. At June 30, 2008, the fair value of our derivative instruments was calculated using similar information, except that the values have been adjusted for the risk of non-performance of the obligor in the contract. The change in fair value of our derivative instruments as of January 1, 2008 as a result of adopting SFAS 157 was inconsequential.
The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. We have entered into master netting agreements with those counterparties that provide that in the event of default, any amounts due to or from a counterparty will be offset. The risk of counterparty nonperformance is considered to be remote.
The components of the cash flow hedges included in “Accumulated other comprehensive loss” are as follows:

	Six Months Ended
	June 30,
(Unaudited, in millions)	2008	2007

Losses reclassified on matured cash flow hedges	$12	$1
Unrecognized losses for change in value on outstanding cash flow hedging instruments	(2)	—

	10	1
Income tax provision	(3)	—

Change in “Accumulated other comprehensive loss”	$7	$1

We expect to reclassify losses of $4 million ($3 million, net of tax) from “Accumulated other comprehensive loss” to the Consolidated Statements of Operations during the next twelve months as the hedged forecasted transactions occur.

ABITBIBOWATER INC.
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
There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008.
15. Off-Balance Sheet Debt Guarantees
In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our Qualified Special Purpose Entities (QSPEs). Bowater guarantees approximately $5 million of the investor notes’ principal balance at June 30, 2008. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2.0 million) through 2008. The remaining investor notes’ principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $24 million and obligations of approximately $22 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable, neither of which has ever occurred.
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

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
The following tables summarize information about segment sales and operating income (loss) for the three and six months ended June 30, 2008 and 2007:

			Coated	Specialty	Market	Wood	Corporate	Consolidated
(Unaudited, in millions)		Newsprint	Papers	Papers	Pulp	Products	and Other	Total

Sales

Second quarter	2008	$788	$166	$449	$169	$124	$—	$1,696

Second quarter	2007	313	129	151	138	64	3	798

Year to date	2008	1,597	335	908	337	247	—	3,424

Year to date	2007	616	258	292	271	127	6	1,570

Operating income (loss)(1)

Second quarter	2008	$1	$35	$(32)	$21	$(13)	$(75)	$(63)

Second quarter	2007	(11)	4	(11)	18	(7)	22	15

Year to date	2008	(68)	69	(71)	52	(48)	(146)	(212)

Year to date	2007	(16)	13	(19)	37	(21)	46	40

(1)	“Corporate and Other” operating (loss) income includes net gain from disposition of assets of $17 million and $65 million for the three months ended June 30, 2008 and 2007, respectively, and $40 million and $123 million for the six months ended June 30, 2008 and 2007, respectively. “Corporate and Other” operating loss includes employee termination costs of $7 million and $15 million for the three and six months ended June 30, 2008, respectively, and closure and other related costs of $17 million and $27 million for the three and six months ended June 30, 2008, respectively.

ABITIBIBOWATER INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition for the three and six months ended June 30, 2008. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Unaudited Consolidated Financial Statements and related notes appearing in Item 1 of this Form 10-Q. As discussed in more detail in Note 1 to the Unaudited Consolidated Financial Statements, on October 29, 2007, Bowater and Abitibi combined in a merger of equals under a newly formed holding company, AbitibiBowater (the “Combination”). Bowater is deemed to be the “acquirer” of Abitibi for accounting purposes; therefore, the financial information and discussion below reflect the results of operations and financial position of Bowater for the periods before the closing of the Combination and those of both Abitibi and Bowater for periods beginning on or after the closing of the Combination. This means that our unaudited Consolidated Financial Statements, including related notes, reflect the operations and financial position of both Abitibi and Bowater as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and those of only Bowater for the three and six months ended June 30, 2007. All share and share-related information has been restated for all periods presented prior to the Combination to reflect the Bowater exchange ratio of 0.52 per share.
Transactions within the AbitibiBowater Consolidated Group of Companies
Prior to April 1, 2008, Donohue Corp. (“Donohue”) was a wholly-owned subsidiary of Abitibi-Consolidated Company of Canada (“ACCC”), which was a wholly-owned subsidiary of Abitibi. Donohue wholly owns the Augusta Newsprint Company and our U.S. recycling operations, and operates the Alabama River newsprint mill. On April 1, 2008, ACCC transferred all of the outstanding common and preferred stock of Donohue to AbitibiBowater US Holding LLC (“Holding”), a direct subsidiary of AbitibiBowater, for a combination of cash and notes issued or assumed by Holding. As a result, Donohue is no longer a subsidiary of Abitibi, but remains an indirect subsidiary of AbitibiBowater.
On May 12, 2008, AbitibiBowater transferred its own note to Bowater as a capital contribution. Subsequently on May 15, 2008, Bowater Newsprint South LLC (“Newsprint South”), which wholly owns the Coosa Pines mill, the Grenada mill and the Westover saw mill, became a direct subsidiary of AbitibiBowater following Bowater’s transfer of its investment in the common stock of Newsprint South to AbitibiBowater. As a result, Newsprint South is no longer a subsidiary of Bowater, but remains a subsidiary of AbitibiBowater.
Reference to “Abitibi” or “Bowater” includes the operations of Donohue and Newsprint South, respectively, for the applicable period. Reference to “Abitibi, excluding Donohue” excludes the operations of Donohue subsequent to March 31, 2008. Reference to “Bowater, excluding Newsprint South” excludes the operations of Newsprint South subsequent to May 14, 2008.
Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data
Statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our refinancing activities, our plans to achieve operational improvements and efficiencies including, among other things, reducing costs and increasing export shipments, our ability to implement newsprint price increases, our ability to realize synergies from the combination of Abitibi and Bowater, the anticipated timing and progress of integration efforts related to the combination, our ability to meet our $1 billion debt reduction target (including the success of our program to sell non-core assets, consolidate operations and the success of other actions aimed at reducing our debt), our ability to maintain and improve customer service levels, and our assessment of market conditions, anticipated future financial performance and our business outlook generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “will,” “could,” “may,” “expect,” “believe,” “anticipate,” and other terms with similar meaning indicating possible future events or potential impact on the business or shareholders of AbitibiBowater.

ABITIBIBOWATER INC.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, our ability to obtain financing or otherwise derive additional liquidity when needed in a timely fashion and on terms acceptable to the Company, if at all, our ability to reduce newsprint and specialty papers capacity as quickly as anticipated, our ability to obtain timely contributions to our cost reduction initiatives from our unionized and salaried employees, the continued strength of the Canadian dollar against the U.S. dollar, industry conditions generally and further growth in alternative media, actions of competitors, the demand for higher margin coated and uncoated mechanical paper, our ability to realize announced price increases, and the costs of raw materials such as energy, chemicals and fiber. In addition, with respect to forward-looking statements relating to the combination of Abitibi and Bowater, the following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the risk that the businesses will not be integrated successfully or that the improved financial performance, product quality and product development will not be achieved; the risk that other combinations within the industry or other factors may limit our ability to improve our competitive position; the risk that the cost savings and other expected synergies from the Combination may not be fully realized or may take longer to realize than expected; and disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers. Additional risks that could cause actual results to differ from forward-looking statements are enumerated in Item 1A. “Risk Factors” in Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008. All forward-looking statements in this report are expressly qualified by information contained in this report and in the Company’s other filings with the SEC and the Canadian securities regulatory authorities. AbitibiBowater disclaims any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

ABITIBIBOWATER INC.
Market and Industry Data
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
Our judgments are based on our assessment as to the effect certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in our Unaudited Consolidated Financial Statements. It is important that the reader of our financial statements understand that actual results could differ materially from these estimates, assumptions, projections and judgments.
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
Our net loss for the second quarter of 2008 was $251 million, or $4.36 per share, as compared to a net loss of $248 million, or $4.32 per share, for the first quarter of 2008 and a net loss of $63 million, or $2.09 per share, for the second quarter of 2007.
Our sales in the second quarter of 2008 were $1.7 billion, an increase of $898 million from the second quarter of 2007, primarily due to the inclusion of Abitibi’s operating results. Excluding sales of $861 million attributable to Abitibi, sales for the second quarter of 2008 amounted to $835 million, an increase of $37 million, or 4.6%, from the second quarter of 2007. Transaction prices for newsprint, coated papers, specialty papers and market pulp were significantly higher than the second quarter of 2007 and the first quarter of 2008 (excluding market pulp which was only slightly higher in the second quarter of 2008 compared to the first quarter of 2008). Lumber prices in the second quarter of 2008 were flat compared to the second quarter of 2007 and slightly higher than the first quarter of 2008. Excluding Abitibi’s shipments for the second quarter of 2008, on a comparable basis to the second quarter of 2007, coated papers, specialty papers and pulp shipments were flat, while newsprint shipments were 57,000 metric tons lower and lumber shipments were 21,000 mbf lower.
In our Newsprint segment, North American newsprint consumption continued to decline, but we continue to seek growth in the stronger international destinations by exporting more newsprint from North America into areas where market conditions are more favorable. The supply-demand balance for coated mechanical papers declined in the second quarter of 2008. In specialty papers, the industry experienced approximately a 4.0% increase in shipments in the second quarter of 2008, primarily as domestic demand increased. The increase in global demand for market pulp during the second quarter of 2008 was from offshore markets, particularly China. The market pulp market was also impacted by supply constraints in some markets and a weak U.S. dollar. Higher transaction prices for market

ABITIBIBOWATER INC.
pulp helped drive an increase in pulp sales in the second quarter of 2008. Our Wood Products segment continues to be negatively impacted by a weaker U.S. housing market and lower demand.
Our operating loss in the second quarter of 2008 was $63 million, an improvement from an operating loss of $149 million in the first quarter of 2008. Our loss by segment (newsprint, coated papers, specialty papers, market pulp and wood products) improved by approximately $90 million compared to the first quarter of 2008, driven by higher transaction prices per ton in our newsprint, coated papers, specialty papers and market pulp segments, partially offset by higher costs per ton in our coated papers, specialty papers and market pulp segments due in part to increased recycled fiber costs, labor costs and scheduled maintenance downtime at our kraft pulp facilities.
The discussion of comparative historical financial information that follows in this “Overview of Financial Performance” section includes the combined operating results of Abitibi and Bowater for the three and six months ending June 30, 2008, but only Bowater results in the comparable periods of 2007, as the Combination was completed on October 29, 2007, and Bowater was deemed to be the acquirer for accounting purposes.
Business Strategy and Outlook
In the second quarter, we continued to take major steps to create a stronger and a more efficient manufacturing platform that we believe will better enable us to address the challenges created by newsprint demand declines in North America and significant energy-related cost pressures. Our goal is to create a low-cost, financially disciplined organization with a stronger financial profile that is focused on migrating to value-added products and higher growth markets. We are executing our business strategy to successfully achieve this goal, the result of which we believe will be a more dynamic and competitive organization better able to meet the needs of our customers and challenges of the marketplace while delivering significant value to our shareholders.
We have completed the implementation of the first phase of our company-wide strategic review, which reduced our newsprint and specialty papers production capacity by almost 1 million metric tons per year. The reductions included the permanent closure of the Belgo (Shawinigan, Quebec) and Dalhousie (New Brunswick) mills, as well as the indefinite idling of the Donnacona (Quebec) and Mackenzie (British Columbia) mills. We also indefinitely idled two sawmills that directly support the Mackenzie paper operation. These facilities in the aggregate represent capacity of approximately 600,000 metric tons of newsprint, 400,000 metric tons of specialty papers, and 500 million board feet of lumber, and were all cash flow negative. Additionally, we permanently closed previously idled paper mills at Fort William (Thunder Bay, Ontario) and Lufkin (Texas), as well as the No. 3 paper machine at the Gatineau (Quebec) facility. The previously idled operations had a total capacity of approximately 650,000 metric tons.
As previously announced, during the implementation of the action plan generated during the first phase of our strategic review, we have simultaneously been working on phase two, which includes a comprehensive review of all aspects of our business in an effort to further reduce costs, improve our manufacturing platform and better position the Company in the global marketplace. During the second quarter of 2008, we announced the actions to be taken as a result of the second phase of our company-wide strategic review and made other announcements including:
•	Our decision to forego additional closures at this time. We will continue to evaluate further action as the year progresses.

•	Our intention to grow our international presence in newsprint. In 2007, the combined company exported approximately 1.6 million tons from North America. We intend to increase our export shipments in 2008 by about 10%. Although the Phase I closures and idling removed substantial export newsprint capacity (Dalhousie and Mackenzie), during the second quarter of 2008, our export shipments increased 6% compared to the first quarter of 2008.

•	The restart of a specialty machine at our Dolbeau, Quebec facility in February, which significantly improved the site’s competitiveness.

•	The idling of nearly 50% of our lumber production and the consolidation of certain of our lumber operations in Eastern Canada, materially improving our cost competitiveness and reducing our loss on the business.

ABITIBIBOWATER INC.
•	An increase in our target asset sales to $750 million by the end of 2009 including the sale of our Mokpo, South Korea paper mill, as well as additional sales including forest lands, sawmills, hydroelectric sites and other assets.
These actions, along with our progress in achieving our targeted synergies, have helped mitigate the significant cost pressures from recycled fiber and energy prices we experienced in the second quarter.
From a financial perspective, improving liquidity and reducing debt continue to be top priorities going forward. As of June 30, 2008, our total liquidity was comprised of liquidity from our Abitibi and Bowater subsidiaries. See the “Liquidity and Capital Resources” section for a discussion of our bank credit facilities and liquidity. On April 1, 2008, we successfully completed a series of refinancing transactions designed to address near-term debt maturities and general liquidity needs principally at our Abitibi subsidiary. The transactions included:
•	A private placement by ACCC of $413 million of 13.75% senior secured notes due April 1, 2011.

•	A $400 million 364-day senior secured term loan to ACCC, with interest at LIBOR plus 800 basis points, with a 3.5% LIBOR floor. We repaid $50 million of the term loan with proceeds from the sale of our Snowflake, Arizona newsprint mill (discussed below) and $3 million with proceeds from other sources.

•	A private exchange offer whereby ACCC offered to exchange a combination of new senior unsecured 15.5% notes due July 15, 2010 and cash for an aggregate of $455 million of outstanding notes issued by Abitibi, ACCC and Abitibi-Consolidated Finance L.P., a wholly-owned subsidiary of Abitibi.

•	Simultaneously with these transactions, AbitibiBowater consummated a private sale of $350 million of 8% convertible notes due April 15, 2013 to Fairfax Financial Holdings Limited and certain of its designated subsidiaries.

•	Abitibi’s former bank credit facility was repaid and cancelled.
For additional information concerning these refinancing transactions, reference is made to the section entitled, “Liquidity and Capital Resources — Liquidity and Debt — Liquidity.”
Abitibi’s former credit facilities were paid off and terminated in connection with the April 1, 2008 refinancing transactions. Abitibi received net proceeds of $217 million from the refinancing transactions excluding net proceeds from the sale of Snowflake and from cash held as collateral for late tenders. Approximately $70 million of this cash is collateral for various letters of credit issued by financial institutions. As a result of the refinancing transactions and the repayment and cancellation of the former credit facilities of Abitibi, Abitibi is no longer subject to financial maintenance covenants on its recourse debt. However, certain of the instruments governing Abitibi’s outstanding indebtedness restrict the ability of Abitibi, Donohue and their respective subsidiaries to incur additional indebtedness, to grant additional liens, to pay dividends or make loans to AbitibiBowater, to make acquisitions or to make other investments. Although the refinancings have improved Abitibi’s liquidity situation, the $350 million 364-day senior secured term loan (“Term Loan”) to ACCC matures on March 30, 2009. The Term Loan is secured primarily by the personal property (including accounts receivable and inventory, but excluding equipment, intellectual property and capital stock of subsidiaries) of ACCC, Abitibi and other guarantors, and by a first lien on substantially all of the personal property of Donohue and its subsidiaries (including accounts receivable, inventory and equipment), the pledge of the stock or other equity interest of certain subsidiaries of Donohue and by the real estate relating to our Alabama River newsprint mill. In order to address the upcoming March 30, 2009 maturity, Abitibi and AbitibiBowater will be pursuing refinancing alternatives to renew or replace the existing 364-day senior secured term loan or enter into a new bank credit agreement.
At June 30, 2008, we had cash on hand of approximately $341 million ($91 million at Bowater and $250 million at Abitibi).
As of June 30, 2008, our availability under the Bowater U.S. and Canadian bank credit facilities was $60 million and $76 million, respectively. During the second quarter of 2008, the Bowater credit facilities were amended. See the section entitled “Liquidity and Debt — Amendments to Bank Credit Facilities” below for a discussion of the amendments to the Bowater credit facilities. Bowater’s next significant maturity of long-term debt is its $248 million, 9% debentures due in August 2009 (as well as the Bowater Canadian credit facility which expires on June 5, 2009). As discussed above, on May 15, 2008, Bowater transferred its investment in the common stock of Newsprint South LLC

ABITIBIBOWATER INC.
to AbitibiBowater. This transfer provides AbitibiBowater the ability to enter into asset-backed loans utilizing the Coosa Pines and Grenada mill assets.
We are making progress on achieving our targeted synergies as a result of the Combination and expect to generate annualized synergies of approximately $375 million by the end of 2009. At the end of the second quarter 2008, we had achieved an annual run rate of approximately $270 million in captured synergies. We will seek to implement additional measures as we enhance our operating efficiency and productivity through continual systems analyses and operational improvements. We believe that the synergies resulting from the Combination and these additional measures will enhance our ability to further decrease production costs per ton and to increase operating cash flow and margins. We expect these synergies to be achieved from improved efficiencies in such areas as production, selling and administrative expenses, procurement and logistics costs.
We have established a goal of reducing our debt by $1 billion within the next three years. We have increased our target for asset sales from approximately $500 million to $750 million by the end of 2009, which includes non-core facilities, U.S. timberlands, the sale of our newsprint mill in Snowflake, Arizona (which was sold on April 10, 2008) and the sale of our Mokpo, South Korea paper mill, as well as an investment in a hydroelectric facility. As part of this debt reduction initiative, we will continue to review non-core assets and seek to divest those that no longer fit within our long-term strategic business plan.
We continue to take a disciplined approach to capital spending and expect that total capital spending will be in the range of $150 million to $200 million during 2008, which is significantly below our expected depreciation for 2008.
We have successfully implemented each of the previously announced domestic newsprint price increases between November of last year and August of this year, and we anticipate implementing the September 2008 $20 per metric ton price increase. We have also implemented price increases in export newsprint, coated papers, specialty papers and market pulp. Our operating segment financial performance improved in the second quarter of 2008 compared to the first quarter of 2008, and we expect further improvements in the third quarter of 2008. We believe that the combination of recently announced price increases, continued integration efforts, implementation of actions resulting from both phases of our strategic review, and further progress toward achievement of our synergy targets will result in material improvements throughout the balance of the year.

ABITIBIBOWATER INC.
Business and Financial Review
Consolidated Results of Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Unaudited, in millions)	2008	2007	Change	2008	2007	Change

Sales	$1,696	$798	$898	$3,424	$1,570	$1,854
Operating (loss) income	(63)	15	(78)	(212)	40	(252)
Net loss	(251)	(63)	(188)	(499)	(98)	(401)
Net loss per share — basic and diluted	(4.36)	(2.09)	(2.27)	(8.68)	(3.28)	(5.40)

Significant items that improved (lowered) operating (loss) income:
Sales — Bowater			$37			$87
Sales — Abitibi			861			1,767

Change in sales			898			1,854

Manufacturing costs — Bowater			33			6
Manufacturing costs — Abitibi			(794)			(1,680)

Change in cost of sales and depreciation, amortization, and cost of timber harvested			(761)			(1,674)

Distribution costs — Bowater			1			(7)
Distribution costs — Abitibi			(107)			(223)

Change in distribution costs			(106)			(230)

Change in selling and administrative expenses			(44)			(92)

Change in closure costs, impairment and other related charges			(17)			(27)

Change in net gains on disposition of assets			(48)			(83)

			$(78)			$(252)

ABITIBIBOWATER INC.
Three months ended June 30, 2008 versus June 30, 2007

Sales
Sales increased in the second quarter of 2008 as compared to the second quarter of 2007 by $898 million, primarily due to the inclusion of Abitibi’s results. Excluding sales attributable to Abitibi of approximately $861 million, sales on a comparable basis to the second quarter of 2007, increased by $37 million, due primarily to higher transaction prices for newsprint, coated papers, specialty papers and market pulp. Shipments on a comparable basis were flat for coated papers, specialty papers and market pulp and were lower for newsprint and lumber in the second quarter of 2008 as compared to the second quarter of 2007. The impact of each of these items is discussed further in the “Segment Results of Operations” section of this MD&A.
Operating loss
Operating income decreased to an operating loss in the second quarter of 2008 as compared to the second quarter of 2007. The inclusion of Abitibi’s results in the second quarter of 2008 contributed an operating loss of $87 million. Excluding the impact of Abitibi’s results, the operating income of $24 million in the second quarter of 2008 represents an increase of $9 million from the operating income of $15 million from the second quarter of 2007. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows:
Manufacturing costs excluding Abitibi’s results, decreased in the second quarter of 2008 as compared to the second quarter of 2007 by $33 million resulting primarily from lower volumes ($30 million), lower costs for labor and benefits ($22 million) and depreciation ($8 million), partially offset by increased costs for fiber and wood ($29 million), energy and chemicals ($18 million) and unfavorable currency exchange ($18 million).
Distribution costs excluding Abitibi’s results were flat in the second quarter of 2008 as compared to the second quarter of 2007. However, distribution costs per ton were higher but were offset by reduced shipment volumes.
Selling and administrative costs increased in the second quarter of 2008 as compared to the second quarter of 2007 due primarily to the inclusion of Abitibi’s selling and administrative expenses. These costs are discussed further in the “Segment Results of Operations —Corporate and Other” section of this MD&A.
Additionally, in the second quarter of 2008 we incurred approximately $17 million in closure costs, impairment and other related charges, primarily due to severance costs for workforce reductions across numerous facilities, the permanent closure of our recycling facility at Baie-Comeau and additional asset impairment charges at our Dalhousie facility. We realized $17 million in net gains on disposition of timberlands and other fixed assets in the second quarter of 2008, whereas we had net gains of $65 million in the same period of 2007. These costs and gains are discussed further in the “Segment Results of Operations —Corporate and Other” section of this MD&A.
Net loss
Net loss in the second quarter of 2008 was $251 million, or $4.36 per common share, an increase in net loss of $188 million, or $2.27 per common share, compared to the second quarter of 2007. The increase in net loss was a result of the increase in operating loss ($78 million) due primarily to the inclusion of Abitibi’s results for the second quarter of 2008 as noted above and an increase in interest expense ($155 million) due to the inclusion of Abitibi’s results and the April 1 refinancing transactions. These unfavorable increases in net loss were partially offset by a gain on extinguishment of debt of $31 million included in other income (expense), net (see “Liquidity and Capital Resources”) and an increased income tax benefit ($24 million).

ABITIBIBOWATER INC.
Six months ended June 30, 2008 versus June 30, 2007

Sales
Sales increased in the first six months of 2008 as compared to the same period of 2007 by $1,854 million, primarily due to the inclusion of Abitibi’s results. Excluding sales attributable to Abitibi of approximately $1,767 million, sales on a comparable basis to the first six months of 2007, increased by $87 million, due primarily to higher transaction prices for newsprint, coated papers, specialty papers, and market pulp. Shipments on a comparable basis increased for our coated papers, were flat for specialty papers and market pulp and were lower in newsprint and lumber for the six months ended June 30, 2008 as compared to the prior six month period of 2007. The impact of each of these items is discussed further in the “Segment Results of Operations” section of this MD&A.
Operating loss
Operating income decreased to an operating loss in the first six months of 2008 as compared to the same period of 2007. The inclusion of Abitibi’s results in the first six months of 2008 contributed an operating loss of $232 million. Excluding the impact of Abitibi’s results, the operating income of $20 million in the first six months of 2008 represents a decrease of $20 million from the operating income of $40 million from the first six months of 2007. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows:
Manufacturing costs excluding Abitibi’s results, decreased in the first six months of 2008 as compared to the same period of 2007 by $6 million resulting primarily from lower costs for labor and benefits ($45 million), maintenance repairs ($17 million), lower volumes ($17 million) offset by increased costs for fiber and wood ($45 million), energy ($23 million) and chemicals ($15 million) and unfavorable currency exchange ($57 million).
Distribution costs excluding Abitibi’s results were higher in the first six months of 2008 as compared to the same period of 2007, despite a significant reduction in shipments year over year. Distribution costs per ton in 2008 were significantly higher as a result of our market mix of domestic versus export shipments, higher fuel charges by our carriers and the destination of customers.
Selling and administrative costs increased in the first six months of 2008 as compared to the same period of 2007 due primarily to the inclusion of Abitibi’s selling and administrative expenses. These costs are discussed further in the “Segment Results of Operations —Corporate and Other” section of this MD&A.
Additionally, in the first six months of 2008 we incurred approximately $27 million in closure costs, impairment and other related charges, primarily due to severance costs for workforce reductions across numerous facilities, the permanent closure of our recycling facility at Baie-Comeau and additional charges for asset impairment and noncancelable contracts at our Dalhousie and Donnacona operations. We realized $40 million in net gains on disposition of timberlands and other fixed assets in the first six months of 2008, whereas we had net gains of $123 million in the same period of 2007. These costs and gains are discussed further in the “Segment Results of Operations —Corporate and Other” section of this MD&A.
Net loss
Net loss in the first six months of 2008 was $499 million, or $8.68 per common share, an increase in net loss of $401 million, or $5.40 per common share, compared to the same period of 2007. The increase in net loss was a result of the increase in operating loss ($252 million) due primarily to the inclusion of Abitibi’s results for the first six months of 2008 as noted above and an increase in interest expense ($237 million) due to the inclusion of Abitibi’s results and the April 1 refinancing transactions. These unfavorable increases in net loss were partially offset by a gain on extinguishment of debt of $31 million included in other income (expense), net (see “Liquidity and Capital Resources”), an increased foreign exchange gain ($45 million) and an increased income tax benefit ($22 million).
Segment Results of Operations
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp, and wood products. In general, our products are globally traded commodities. Pricing and the level of shipments of

ABITIBIBOWATER INC.
these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories, and fluctuations in currency exchange rates. None of the income or loss items following “Operating (loss) income” in our Unaudited Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, impairments, employee termination costs, gains on dispositions of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense and depreciation expense are, however, allocated to our segments. For further information regarding our segments, see Note 16 to our Unaudited Consolidated Financial Statements included in this Form 10-Q.
Newsprint

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change

Average price (per metric ton)	$672	$605	$67	$646	$612	$34
Average cost (per metric ton)	$671	$627	$44	$673	$628	$45
Shipments (thousands of metric tons)	1,173	517	656	2,472	1,007	1,465
Downtime (thousands of metric tons)	21	57	(36)	66	120	(54)
Inventory at end of period (thousands of metric tons)	191	102	89	191	102	89
(Unaudited, in millions)

Sales	$788	$313	$475	$1,597	$616	$981
Segment operating income (loss)	1	(11)	12	(68)	(16)	(52)

Significant items that improved (lowered) segment operating income (loss):
Product pricing — Bowater			$27			$29
Shipments — Bowater			(37)			(39)
Sales — Abitibi			485			991

Change in sales			475			981

Manufacturing costs — Bowater			16			—
Manufacturing costs — Abitibi			(413)			(892)

Change in cost of sales and depreciation, amortization and cost of timber harvested			(397)			(892)

Distribution costs — Bowater			3			—
Distribution costs — Abitibi			(63)			(130)

Change in distribution costs			(60)			(130)

Change in selling and administrative expenses			(6)			(11)

			$12			$(52)

Three months ended June 30, 2008 versus June 30, 2007

Segment sales increased in the second quarter of 2008 as compared to the second quarter of 2007 primarily due to the inclusion of Abitibi’s results. Sales for the second quarter of 2007 on an unaudited combined basis for Abitibi and Bowater were $825 million and shipments were 1,344 thousand metric tons.

ABITIBIBOWATER INC.
Excluding sales of $485 million attributable to Abitibi, Bowater sales in the second quarter of 2008 amounted to $303 million, flat compared to the second quarter of 2007. Excluding shipments of 713,000 metric tons attributable to Abitibi, Bowater’s newsprint shipments for the second quarter of 2008 decreased to 460,000 metric tons. While North American consumption continued its decline in the second quarter of 2008, we continue to seek growth in the stronger international destinations by exporting more newsprint from North America into areas where market conditions are more favorable. The second quarter average transaction price was higher than the comparable period in the prior year and the first quarter of 2008 as a result of our announced and implemented North American newsprint price increases. We have implemented each of the previously announced North American newsprint price increases through August and expect to implement the announced $20 per ton September increase.
In the second quarter of 2008, the total downtime was primarily related to our indefinite idling of our Mackenzie facility. Inventory levels at June 30, 2008 of 191,000 metric tons decreased from 221,000 metric tons at December 31, 2007. Inventory levels at June 30, 2008 as compared to June 30, 2007 were higher due to the inclusion of Abitibi’s newsprint inventory.
Segment operating results improved to $1 million of operating income in the second quarter of 2008 compared to an $11 million operating loss in the second quarter of 2007, primarily as a result of a decrease in manufacturing costs for Bowater and operating income of $2 million contributed by Abitibi’s operations for the second quarter of 2008. Manufacturing costs decreased primarily from lower production volumes, while our manufacturing costs per ton increased due to increased input costs, as discussed below. Segment operating income for Bowater, excluding Abitibi’s income of $2 million, decreased from an $11 million loss in the second quarter of 2007 to nearly break even in the second quarter of 2008. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows:
Segment manufacturing costs excluding Abitibi’s results were $16 million lower in the second quarter of 2008 as compared to the second quarter of 2007, primarily due to lower volumes. Manufacturing costs, excluding the impact of lower volumes was only slightly negative in the second quarter of 2008 compared to the second quarter of 2007 due to the favorable impact of lower labor and benefit costs ($11 million), lower depreciation ($6 million) and lower repairs ($3 million) and other favorable costs. These favorable costs were offset by unfavorable input costs for wood and fiber ($18 million), energy and chemicals ($4 million) and unfavorable currency exchange ($6 million).
Segment distribution costs increased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to the inclusion of Abitibi’s results.
Segment selling and administrative costs increased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to the inclusion of Abitibi’s results.
Six months ended June 30, 2008 versus June 30, 2007

Segment sales increased in the first six months of 2008 as compared to the same period of 2007 primarily due to the inclusion of Abitibi’s results. Sales for the first six months of 2007 on an unaudited combined basis for Abitibi and Bowater were $1,621 million and shipments were 2,613 thousand metric tons.
Excluding sales of $991 million attributable to Abitibi, Bowater sales in the first six months of 2008 amounted to $606 million, flat compared to the same period of 2007. Excluding shipments of 1,522,000 metric tons attributable to Abitibi, Bowater’s newsprint shipments for the six months of 2008 decreased to 950,000 metric tons. Despite a significant decrease in shipments, sales remained flat year over year due to implemented transaction price increases.
In the first six months of 2008, the total downtime was primarily related to our indefinite idling of our Mackenzie facility.
Segment operating loss increased to $68 million in the first six months of 2008 compared to $16 million in the first six months of 2007, primarily as a result of an operating loss of $43 million contributed by Abitibi’s operations for the first six months of 2008. Segment operating loss for Bowater, excluding Abitibi’s loss of $43 million, increased from $16 million in the first six months of 2007 to $25 million in the first six months of 2008. The above table analyzes the major items that increased operating loss. A brief explanation of these major items follows:

ABITIBIBOWATER INC.
Segment manufacturing costs excluding Abitibi’s results in the first six months of 2008 were flat as compared to the same period of 2007, despite a significant increase in input costs for wood and fiber ($31 million) and energy and chemicals ($9 million) and an unfavorable currency exchange ($23 million). These increased input costs were offset by lower costs for labor and benefits ($24 million), lower repairs ($8 million), lower volumes ($8 million), lower depreciation ($8 million) and other slightly favorable costs.
Segment distribution costs increased in the first six months of 2008 compared to the same period of 2007 primarily due to the inclusion of Abitibi’s results. Bowater’s increased input costs for distribution were offset by lower shipments.
Segment selling and administrative costs increased primarily due to the inclusion of Abitibi’s expenses for the first six months of 2008.
Newsprint Third Party Data (source: Pulp and Paper Products Council): In the six months ended June 30, 2008, total North American newsprint demand declined 8.3%, compared to the same period last year. North American net exports of newsprint were 0.4% lower than 2007 levels. Total inventories (North American mills and U.S. users) at June 30, 2008 were 334,000 million metric tons, 26.0% lower than June 30, 2007. The days of supply at the U.S. daily newspapers was 47 days at June 30, 2008, flat compared to June 30, 2007. The North American operating rate was 91.5% for the six months ended June 30, 2008.
Coated Papers

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change

Average price (per short ton)	$887	$690	$197	$864	$701	$163
Average cost (per short ton)	$701	$668	$33	$687	$666	$21
Shipments (thousands of short tons)	187	187	—	388	368	20
Downtime (thousands of short tons)	2	14	(12)	2	24	(22)
Inventory at end of period (thousands of short tons)	43	47	(4)	43	47	(4)
(Unaudited, in millions)

Sales	$166	$129	$37	$335	$258	$77
Segment operating income	35	4	31	69	13	56

Significant items that improved (lowered) segment operating income:
Product pricing			$36			$62
Shipment volume			1			15

Change in sales			37			77
Change in cost of sales and depreciation, amortization and cost of timber harvested			(4)			(17)
Change in distribution costs			(1)			(3)
Change in selling and administrative expenses			(1)			(1)

			$31			$56

ABITIBIBOWATER INC.
Three months ended June 30, 2008 versus June 30, 2007

The Combination did not impact our coated papers segment results as Abitibi does not have any facilities that produce or sell coated papers.
Segment sales increased to $166 million in the second quarter of 2008 compared to $129 million in the second quarter of 2007, as a result of significantly higher transaction prices. Our average transaction price increased by 29% primarily from implemented transaction price increases over the prior 12 months.
Segment operating income increased $31 million in the second quarter of 2008 as compared to the second quarter of 2007, primarily due to increased sales as discussed above. The above table analyzes the major items that impacted operating income. Manufacturing costs and manufacturing costs per ton increased due to increased input costs for wood, energy and chemicals.
Six months ended June 30, 2008 versus June 30, 2007

Segment sales increased to $335 million in the first six months of 2008 compared to $258 million in the same period of 2007, as a result of significantly higher transaction prices and higher shipments. Our average transaction price increased by 23% as compared to the same period of 2007 due to implemented transaction price increases over the prior 12 months.
Segment operating income increased by $56 million in the first six months of 2008 as compared to the same period of 2007, primarily due to increased sales as discussed above, partially offset by higher manufacturing costs. The above table analyzes the major items that impacted operating income. The higher manufacturing costs are due to increased volumes ($4 million), increased costs for purchased fiber and wood ($4 million) and increased fuel and chemicals costs ($9 million).
Coated Papers Third Party Data (source: Pulp and Paper Products Council): U.S. consumer magazine advertising pages decreased 7.4% in the first six months of 2008 compared to the same period of 2007. North American demand for coated mechanical papers decreased 5.5% in the first six months of 2008 compared to the same period of 2007. The industry operating rate was 91.0% in the first six months of 2008 compared to 90.0% in the same period of 2007. North American coated mechanical mill inventories were at 25 days supply at June 30, 2008 compared to 20 days supply at June 30, 2007.

ABITIBIBOWATER INC.
Specialty Papers

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change

Average price (per short ton)	$745	$651	$94	$727	$652	$75
Average cost (per short ton)	$799	$698	$101	$784	$694	$90
Shipments (thousands of short tons)	602	232	370	1,248	448	800
Downtime (thousands of short tons)	33	9	24	80	14	66
Inventory at end of period (thousands of short tons)	155	70	85	155	70	85
(Unaudited, in millions)

Sales	$449	$151	$298	$908	$292	$616
Segment operating loss	(32)	(11)	(21)	(71)	(19)	(52)

Significant items that improved (lowered) segment operating loss:
Product pricing — Bowater			$16			$26
Shipments — Bowater			—			3
Sales — Abitibi			282			587

Change in sales			298			616

Manufacturing costs — Bowater			(10)			(13)
Manufacturing costs — Abitibi			(274)			(580)

Change in cost of sales and depreciation, amortization, and cost of timber harvested			(284)			(593)

Distribution costs — Bowater			(3)			(6)
Distribution costs — Abitibi			(32)			(67)

Change in distribution costs			(35)			(73)

Change in selling and administrative expenses			—			(2)

			$(21)			$(52)

Three months ended June 30, 2008 versus June 30, 2007

Segment sales increased in the second quarter of 2008 as compared to the second quarter of 2007, primarily due to the inclusion of Abitibi’s results. Sales for the second quarter of 2007 on an unaudited combined basis for Abitibi and Bowater were $445 million and shipments were 661 thousand short tons.
Excluding sales of $282 million attributable to Abitibi, Bowater sales in the second quarter of 2008 increased to $167 million from $151 million in the second quarter of 2007. Excluding shipments of 372,000 short tons attributable to Abitibi, Bowater’s specialty papers shipments for the second quarter of 2008 were 230,000 short tons. The increase in Bowater’s sales was due to higher product pricing due to implemented price increases for our uncoated mechanical grades over the corresponding period.
Our downtime in the second quarter of 2008 was primarily due to the indefinite idling of our Donnacona facility and scheduled annual maintenance outages at our Calhoun facility. Inventory levels at June 30, 2008

ABITIBIBOWATER INC.
of 155,000 short tons increased from 151,000 short tons at December 31, 2007. Inventory levels at June 30, 2008 as compared to June 30, 2007 were higher due to the inclusion of Abitibi’s inventory.
Segment operating loss increased in the second quarter of 2008 as compared to the second quarter of 2007, primarily as a result of the inclusion of Abitibi’s results for the second quarter of 2008, which contributed an operating loss of $26 million. Segment operating loss for Bowater, excluding Abitibi’s loss of $26 million, decreased from $11 million in the second quarter of 2007 to $6 million in the second quarter of 2008, primarily due to increased sales as discussed above, partially offset by increased manufacturing and distribution costs as discussed below. The above table analyzes the major items that increased operating loss. A brief explanation of these major items follows:
Segment manufacturing costs excluding Abitibi’s results increased $10 million in the second quarter of 2008 as compared to the second quarter of 2007. Unfavorable costs included wood and fiber ($4 million), energy ($3 million), chemicals ($1 million) and an unfavorable currency exchange ($4 million).
Segment distribution costs increased in the second quarter of 2008 compared to the second quarter of 2007, primarily due to the inclusion of Abitibi’s results.
Six months ended June 30, 2008 versus June 30, 2007

Segment sales increased in the first six months of 2008 as compared to the same period of 2007, primarily due to the inclusion of Abitibi’s results. Sales for the first six months of 2007 on an unaudited combined basis for Abitibi and Bowater were $871 million and shipments were 1,289 thousand short tons.
Excluding sales of $587 million attributable to Abitibi, Bowater sales for 2008 increased to $321 million from $292 million in the first six months of 2007. Excluding shipments of 798,000 short tons attributable to Abitibi, Bowater’s specialty papers shipments for the first six months of 2008 were 450,000 short tons. The increase in Bowater’s sales was due primarily to higher product pricing, as shipments were only slightly higher.
Our downtime in the first six months of 2008 was primarily due to the indefinite idling of our Donnacona facility and scheduled annual maintenance outages at our Calhoun facility.
Segment operating loss increased in the first six months of 2008 as compared to the same period of 2007, primarily as a result of the inclusion of Abitibi’s results for the first six months of 2008, which contributed an operating loss of $65 million. Segment operating loss for Bowater, excluding Abitibi’s loss of $65 million, decreased from $19 million in the first six months of 2007 to $6 million in the same period of 2008. The above table analyzes the major items that increased operating loss. A brief explanation of these major items follows:
Segment manufacturing costs excluding Abitibi’s results increased $13 million in the first six months of 2008 as compared to the same period of 2007. Unfavorable input costs included wood and fiber ($5 million), energy ($6 million) and chemicals ($3 million) and an unfavorable currency exchange ($14 million). The unfavorable input costs were offset by improved labor and benefit costs ($5 million) and lower maintenance repairs ($3 million).
Segment distribution costs increased in the first six months of 2008 compared to the same period of 2007, primarily due to the inclusion of Abitibi’s results and higher distribution costs per ton from higher transportation and fuel costs.
Specialty Papers Third Party Data (source: Pulp and Paper Products Council): In the first six months of 2008 compared to the same period in 2007, North American demand for supercalendered high gloss papers was up 1.9%, for lightweight or directory grades was down 5.6% and for standard uncoated mechanical papers was up 9.9%. The industry operating rate was 91.0% in the first six months of 2008 compared to 86.0% for the same period of 2007. North American uncoated mechanical mill inventories were at 18 days supply at June 30, 2008 compared to 24 days supply at June 30, 2007.

ABITIBIBOWATER INC.
Market Pulp

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change

Average price (per metric ton)	$719	$651	$68	$716	$639	$77
Average cost (per metric ton)	$630	$566	$64	$606	$552	$54
Shipments (thousands of metric tons)	235	212	23	471	424	47
Downtime (thousands of metric tons)	16	17	(1)	20	23	(3)
Inventory at end of period (thousands of metric tons)	64	59	5	64	59	5

(Unaudited, in millions)

Sales	$169	$138	$31	$337	$271	$66
Segment operating income	21	18	3	52	37	15

Significant items that improved (lowered) segment operating income:
Sales — Bowater			$14			$32
Sales — Abitibi			17			34

Change in sales			31			66

Manufacturing costs — Bowater			(10)			(16)
Manufacturing costs — Abitibi			(16)			(32)

Change in cost of sales and depreciation, amortization, and cost of timber harvested			(26)			(48)

Distribution costs — Bowater			(1)			(3)
Distribution costs — Abitibi			(1)			(1)

Change in distribution costs			(2)			(4)

Change in selling and administrative expenses			—			1

			$3			$15

Three months ended June 30, 2008 versus June 30, 2007

Segment sales increased in the second quarter of 2008 as compared to the second quarter of 2007 due to the inclusion of Abitibi’s results and increased transaction prices. Sales for the second quarter of 2007 on an unaudited combined basis for Abitibi and Bowater were $153 million and shipments were 236 thousand metric tons.
Excluding sales of $17 million attributable to Abitibi, Bowater sales for 2008 increased to $152 million from $138 million in the second quarter of 2007. Excluding shipments of 26,000 metric tons attributable to Abitibi, Bowater’s market pulp shipments for the second quarter of 2008 were 209,000 metric tons. The increase in sales was primarily due to higher transaction prices which increased from $651 per metric ton in the second quarter of 2007 to $719 per metric ton in the second quarter of 2008, an increase of 10.4%.
Inventory levels at June 30, 2008 of 64,000 metric tons increased from 50,000 metric tons at December 31, 2007 and were 59,000 metric tons at June 30, 2007.

ABITIBIBOWATER INC.
Segment operating income increased in the second quarter of 2008 as compared to 2007, primarily as a result of the increase in sales, as noted above, offset by increased manufacturing costs. Segment operating income attributable to the inclusion of Abitibi for the second quarter of 2008 was approximately $1 million. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows:
Segment manufacturing costs, excluding Abitibi’s costs of $16 million, were $10 million higher in the second quarter of 2008 as compared to the second quarter of 2007, primarily due to higher costs for wood and fiber ($5 million), energy and chemicals costs ($5 million), lower volume ($2 million) and an unfavorable currency exchange ($4 million), partially offset by labor and benefit costs ($1 million) and other slightly favorable costs.
Six months ended June 30, 2008 versus June 30, 2007

Segment sales increased in the first six months of 2008 as compared to the same period of 2007, primarily due to the inclusion of Abitibi’s results. Sales for the first six months of 2007 on an unaudited combined basis for Abitibi and Bowater were $302 million and shipments were 475 thousand metric tons.
Excluding sales of $34 million attributable to Abitibi, Bowater sales for the first six months of 2008 increased to $303 million from $271 million in the same period of 2007. Excluding shipments of 51,000 metric tons attributable to Abitibi, Bowater’s market pulp shipments for the first six months of 2008 were 420,000 metric tons. The increase in product selling price accounted for $35 million of the increase in sales, as the product price increased from $639 per metric ton in the first six months of 2007 to $716 per metric ton in the first six months of 2008, an increase of 12%.
Segment operating income increased in the first six months of 2008 as compared to 2007, primarily as a result of the increase in sales, as noted above, offset by increased manufacturing costs. Segment operating income attributable to the inclusion of Abitibi for the first six months of 2008 was approximately $1 million. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows:
Segment manufacturing costs, excluding Abitibi’s costs of $32 million, were $16 million higher in the first six months of 2008 as compared to the same period of 2007, primarily due to higher input costs for wood and fiber ($10 million), energy and chemicals costs ($9 million) and an unfavorable currency exchange ($10 million), partially offset by labor and benefit costs ($3 million), maintenance repairs ($2 million) and other slightly favorable costs.
Market Pulp Third Party Data (source: Pulp and Paper Products Council): World demand for market pulp increased 4.8% or 1.1 million metrics tons in the first six months of 2008 compared to the same period of 2007. Demand was up 2.7% in Western Europe, the world’s largest pulp market, up 18.6% in China, up 15.3% in Latin America and up 12.3% in Africa and Asia, other than China and Japan. World producers shipped at 91% of capacity in the first six months of 2008 compared to 93% in the same period of 2007. World producer inventories were at 32 days supply at June 30, 2008, an increase of 4 days compared to 28 days supply at June 30, 2007.

ABITIBIBOWATER INC.
Wood Products

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change

Average price (per mbf)	$283	$282	$1	$278	$278	$—
Average cost (per mbf)	$312	$313	$(1)	$337	$324	$13
Shipments (millions of mbf)	439	227	212	874	457	417
Downtime (millions of mbf)	292	44	248	505	69	436
Inventory at end of period (millions of mbf)	124	49	75	124	49	75
(Unaudited, in millions)

Sales	$124	$64	$60	$247	$127	$120
Segment operating loss	(13)	(7)	(6)	(48)	(21)	(27)

Significant items that improved (lowered) segment operating loss:
Product pricing — Bowater			$(3)			$(8)
Shipments — Bowater			(5)			(19)
Sales — Abitibi			68			147

Change in sales			60			120

Manufacturing costs — Bowater			18			30
Manufacturing costs — Abitibi			(74)			(155)

Change in cost of sales and depreciation, amortization, and cost of timber harvested			(56)			(125)

Distribution costs — Bowater			2			4
Distribution costs — Abitibi			(11)			(24)

Change in distribution costs			(9)			(20)

Change in selling and administrative expenses			(1)			(2)

			$(6)			$(27)

Three months ended June 30, 2008 versus June 30, 2007

Segment sales increased in the second quarter of 2008 as compared to the second quarter of 2007, primarily due to the inclusion of Abitibi’s results. Sales for the second quarter of 2007 on an unaudited combined basis for Abitibi and Bowater were $185 million and shipments were 630 million board feet.
Excluding sales of $68 million attributable to Abitibi, Bowater sales for the second quarter of 2008 decreased to $56 million from $64 million in the second quarter of 2007. Excluding shipments of 266 million board feet attributable to Abitibi, Bowater’s lumber shipments for the second quarter of 2008 were 206 million board feet. The decrease was a result of lower shipments of wood products due primarily to lower demand from a weaker U.S. housing market. We are not expecting any significant improvements in the wood products market in the short term. As such, during the first quarter of 2008, we announced the curtailment of annualized capacity of approximately 1.3 billion board feet of lumber in the provinces of Quebec and British Columbia.

ABITIBIBOWATER INC.
Segment operating loss increased in the second quarter of 2008 as compared to the second quarter of 2007 as a result of the inclusion of Abitibi’s results for the first quarter of 2008, which contributed an operating loss of $9 million. The segment operating loss for Bowater, excluding Abitibi’s loss of $9 million, resulted in an operating loss decrease of $3 million compared to the second quarter of 2007. The above table analyzes the major items that increased our operating loss. A brief explanation of these major items follows:
The significant decrease in shipments in the second quarter of 2008 was offset by slightly lower distribution costs. Manufacturing costs were lower for Bowater in the second quarter of 2008 compared to the second quarter of 2007, primarily due to lower volumes ($11 million).
Segment distribution costs increased in the second quarter of 2008 compared to the second quarter of 2007, primarily due to the inclusion of Abitibi’s results.
Six months ended June 30, 2008 versus June 30, 2007

Segment sales increased in the first six months quarter of 2008 as compared to the same period of 2007, primarily due to the inclusion of Abitibi’s results. Sales for the first six months of 2007 on an unaudited combined basis for Abitibi and Bowater were $356 million and shipments were 1,237 million board feet.
Excluding sales of $147 million attributable to Abitibi, Bowater sales for the first six months of 2008 decreased to $100 million from $127 million in the same period of 2007. Excluding shipments of 531 million board feet attributable to Abitibi, Bowater’s lumber shipments for the first six months of 2008 were 395 million board feet. The decrease was a result of lower shipments of wood products due primarily to lower demand from a weaker U.S. housing market.
Segment operating loss increased in the first six months of 2008 as compared to the same period of 2007 as a result of higher costs and the inclusion of Abitibi’s results for the first six months of 2008, which contributed an operating loss of $27 million. The segment operating loss for Bowater, excluding Abitibi’s loss of $27 million, was flat compared to the first six months of 2007. The above table analyzes the major items that increased our operating loss. A brief explanation of these major items follows:
The significant decrease in shipments in the first six months of 2008 was offset by slightly lower distribution costs. Manufacturing costs were lower for Bowater in the first six months of 2008 compared to the same period of 2007, primarily due to lower volumes ($13 million), lower costs for wood ($4 million), labor and benefits ($5 million), partially offset by an unfavorable currency exchange ($11 million).
Segment distribution costs increased in the first six months of 2008 compared to the same period of 2007, primarily due to the inclusion of Abitibi’s results.
Wood Products Third Party Data (source: U.S. Census Bureau): U.S. housing starts decreased 26.9% to 1,066,000 units in the first six months of 2008, compared to 1,458,000 units in the first six months of 2007, and are at their lowest level in approximately 17 years.
Corporate and Other
We exclude net gain on disposition of assets, closure costs, impairment and other related charges, employee termination costs and merger related charges from our internal review of segment results. Also excluded from our segment results are corporate and other items, which include timber sales and general and administrative expenses. These items are analyzed separately from our segment results. The following table is included in order to facilitate the reconciliation of our segment sales and segment operating (loss) income to our total sales and operating (loss) income on our Consolidated Statements of Operations.

ABITIBIBOWATER INC.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Unaudited, in millions)	2008	2007	Change	2008	2007	Change

Sales	$—	$3	$(3)	$—	$6	$(6)
Corporate and other (loss) income	(75)	22	(97)	(146)	46	(192)

Sales	$—	$3	$(3)	$—	$6	$(6)
Costs comprised of:
Manufacturing costs	(24)	(11)	(13)	(34)	(13)	(21)
Manufacturing costs — Employee severance costs	—	(11)	11	(2)	(14)	12

Total cost of sales and depreciation, amortization, and cost of timber harvested	(24)	(22)	(2)	(36)	(27)	(9)

Administrative expenses	(44)	(15)	(29)	(110)	(43)	(67)
Administrative expenses — Merger and severance related costs	(7)	(9)	2	(13)	(13)	—

Total administrative expenses	(51)	(24)	(27)	(123)	(56)	(67)

Closure costs, impairment and other related charges	(17)	—	(17)	(27)	—	(27)
Net gain on disposition of assets	17	65	(48)	40	123	(83)

Total corporate and other (loss) income	$(75)	$22	$(97)	$(146)	$46	$(192)

Sales
Sales declined to zero in the second quarter and first six months of 2008 as the land that was producing the timberlands has been sold in our land sales program.
Manufacturing costs
Manufacturing costs included in corporate and other includes the cost of timberlands. Employee severance costs include the cost of employee reduction initiatives (severance and pension related).
Administrative expenses
The increase in administrative expenses in the second quarter and first six months of 2008 as compared to the comparable periods of 2007 was primarily due to the inclusion of Abitibi’s administrative expenses for the second quarter and first six months of 2008, increased costs for annual incentive plan compensation and one-time expenses associated with the Combination and integration.
Closure costs, impairment and other related charges
Immediately upon the Combination, we began a comprehensive strategic review of our operations to reduce costs and improve our profitability. On November 29, 2007, we announced the results of the initial phase of our comprehensive review, which included a decision to reduce our newsprint and specialty papers production capacity by approximately one million metric tons per year. The reductions included the permanent closure of Bowater’s Dalhousie, New Brunswick facility and Abitibi’s Belgo, Quebec facility, Fort William, Ontario facility and Lufkin, Texas facility, as well as the indefinite idling of Bowater’s Donnacona, Quebec facility and Abitibi’s Mackenzie, British Columbia facility, including two sawmills that directly support the Mackenzie paper mill operations. Additionally, we decided to permanently close paper machine no. 3 at Bowater’s Gatineau, Quebec facility. The actions were completed in the first quarter of 2008. We recorded charges of $123 million for long-lived asset impairment, severance and termination costs associated with our Bowater mills in the fourth quarter of 2007. The costs associated with our Abitibi mills were included in liabilities assumed in the Combination.

ABITIBIBOWATER INC.
During the six-month period ended June 30, 2008 we recorded additional closure costs, impairment and other related charges of $27 million (of which $17 million was recorded during the second quarter of 2008), primarily due to severance costs for workforce reductions across numerous facilities, the permanent closure of our recycling facilities at Baie-Comeau and additional charges for asset impairment and noncancelable contracts at our Dalhousie and Donnacona operations.
Net gain on disposition of assets
During the second quarter and first six months of 2008, we recorded a net pre-tax gain of $17 million and $40 million, respectively, related primarily to the sale of timberlands. During the second quarter and first six months of 2008, we completed the sale of approximately 28,200 and 43,100 acres, respectively, of timberlands and other assets, mainly our Snowflake and Price sawmills. These asset sales generated aggregate proceeds of approximately $176 million and $205 million during the second quarter and first six months of 2008. During the second quarter and first six months of 2007, we recorded a net pre-tax gain of $65 million and $123 million, respectively, related primarily to the sale of approximately 55,600 and 107,800 acres, respectively, of timberlands and other assets for proceeds of $83 million and $147 million, respectively.
Other income (expense), net
Other income (expense), net for the second quarter and first six months of 2008 includes a $31 million gain on extinguishment of debt (see “Liquidity and Capital Resources”).
Interest Expense
Interest expense increased $155 million from $48 million in the second quarter of 2007 to $203 million in the second quarter of 2008, and increased $237 million from $95 million in the first six months of 2007 to $332 million in the same period of 2008. This increase is attributable to the inclusion of Abitibi for the second quarter and first six months of 2008, as well as increased interest rates and amortization of deferred financing fees that resulted from the refinancing transactions (see Liquidity and Capital Resources below) consummated on April 1, 2008.
Income Taxes
Our effective tax rate, which resulted in the recording of a tax benefit on a pre-tax loss, was 2.0% and 0.4% for the second quarter and first six months of 2008, respectively. Our effective tax rate, which resulted in the recording of a tax provision on a pre-tax loss, was (41.3)% and (27.4)% for the second quarter and first six months of 2007, respectively.
During the three months ended June 30, 2008 and 2007, income tax benefits of approximately $82 million and $24 million, respectively, generated on the majority of our current quarter operating losses outside the United States were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. During the six months ended June 30, 2008 and 2007, income tax benefits of approximately $175 million and $37 million, respectively, generated on the majority of our operating losses outside the United States for the first six months of 2008 and 2007 were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future operating losses generated by these operations will probably be offset by additional increases to the valuation allowance (tax charge).
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of the tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed in the local country. Upon consolidation, such income and gains are eliminated, but we are still liable for the local country taxes. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate. Additionally, we will probably not be recording income tax benefits on the majority of any 2008 operating losses generated outside the United States, which would have an adverse impact on our overall effective income tax rate in future periods.

ABITIBIBOWATER INC.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash on hand, cash provided from operations and available borrowings under our subsidiaries’ credit facilities including the accounts receivable securitization program, which are discussed in more detail below. We also periodically review timberland holdings and sell timberlands as a source of additional liquidity. We have targeted approximately $750 million in asset sales by the end of 2009, including non-core facilities, U.S. timberlands, and the recent sale of our newsprint mill in Snowflake, Arizona. We believe that cash on hand, cash from operations, cash from the refinancing transactions and asset sales, as well as access to our credit facilities will be sufficient to provide for our anticipated requirements for working capital, contractual obligations and capital expenditures for the next twelve months.
Cash Used for Operations
During the first six months of 2008 and 2007, we had a net loss of $499 million and $98 million, respectively. Cash used for operating activities totaled $354 million in the first six months of 2008 compared to $56 million in the first six months of 2007. The increase in cash used for operations was primarily related to the significant increases in our net loss and net pension contributions in the second quarter of 2008 compared to the second quarter of 2007. The increase in our net pension contributions in 2008 was due to the inclusion of Abitibi’s results, as well as an increase in our normal contribution. Additionally, we expect that our goal to export more newsprint from North America to international destinations could have a negative impact on our operating cash flows due to the less favorable terms for international sales versus North American sales.
Cash Provided by Investing Activities
Cash provided by investing activities totaled $57 million for the first six months of 2008 compared to $84 million for the first six months of 2007. The decrease in cash provided by investing activities during the first six months of 2008 was due primarily to an increase in deposit requirements for letters of credit, which was partially offset by increased proceeds from timberland and other asset sales (including the sale of our Snowflake newsprint mill) in 2008. Capital expenditures for all periods include compliance, maintenance and projects to increase returns on production assets. We expect to maintain capital spending, on an annual basis, below $200 million until market conditions improve and translate to strong positive cash flow.
Cash Provided by (Used for) Financing Activities
Cash provided by financing activities totaled $443 million for the first six months of 2008 compared to cash used for financing activities of $38 million for the first six months of 2007. The significant increase in the first six months of 2008 was due to increased borrowings (primarily as a result of the April 1 refinancing transactions) to help pay for operating activities that used $354 million in cash during this period.
Liquidity and Debt
Liquidity
As of June 30, 2008, our total liquidity was comprised of liquidity from our Abitibi and Bowater subsidiaries.
As described in Notes 4 and 17 to our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, our Abitibi subsidiary experienced a liquidity shortfall and faced significant near-term liquidity challenges at the end of the first quarter of 2008. These circumstances lent substantial doubt as to the ability of Abitibi to meet its obligations as they became due and, accordingly, substantial doubt as to the appropriateness of Abitibi’s use of accounting principles applicable to a going concern. As of March 31, 2008, Abitibi had a total of $346 million of long-term debt maturing in 2008: $196 million principal amount of its 6.95% Senior Notes due April 1, 2008 and $150 million principal amount of its 5.25% Senior Notes due June 20, 2008. Additionally, Abitibi had revolving bank credit facilities with commitments totalling $695 million maturing in the fourth quarter of 2008.
On April 1, 2008 we successfully completed a series of refinancing transactions, which were designed to address the debt maturities and general liquidity needs principally at our Abitibi subsidiary. The transactions included:

ABITIBIBOWATER INC.
•	A private placement by ACCC of $413 million of 13.75% senior secured notes due April 1, 2011 (“2011 Notes”). The 2011 Notes are guaranteed by several of our subsidiaries, including Abitibi, Donohue and certain of their subsidiaries, and are secured by mortgages on certain pulp and paper mills owned by, and security interests in and pledges of certain other assets of, ACCC and its subsidiaries that are guarantors.
•	A $400 million 364-day senior secured term loan (“Term Loan”) to ACCC, with interest at LIBOR plus 800 basis points, with a 3.5% LIBOR floor. On April 15, 2008, ACCC repaid $50 million of the Term Loan with a portion of the proceeds from the April 10, 2008 sale of our Snowflake, Arizona newsprint mill (see note 8 “Assets Held for Sale and Net Gain on Disposition of Assets”) and repaid another $3 million of the Term Loan with a portion of the proceeds from other debt issuances, which reduced the outstanding balance to $347 million. The Term Loan is secured primarily by the personal property (including accounts receivable and inventory, but excluding equipment, intellectual property and capital stock of subsidiaries) of ACCC, Abitibi and other guarantors, and by a first lien on substantially all of the personal property of Donohue and its subsidiaries (including accounts receivable, inventory and equipment), the pledge of the stock or other equity interest of certain subsidiaries of Donohue and by the real estate relating to our Alabama River newsprint mill. The Term Loan ranks effectively senior to the 2011 Notes and the 2010 Notes (see following paragraph) to the extent of the collateral securing the Term Loan, while the 2011 Notes rank effectively senior to the Term Loan and the 2010 Notes to the extent of the collateral securing the 2011 Notes.
•	A private exchange offer whereby ACCC offered to exchange a combination of new senior unsecured 15.5% notes due July 15, 2010 (“2010 Notes”) and cash for an aggregate of $455 million of outstanding notes issued by Abitibi, ACCC and Abitibi-Consolidated Finance L.P. (“ACF”), a wholly-owned subsidiary of Abitibi. The completed exchange consisted of a combination of $218 million in cash (including accrued interest) and $293 million of 2010 Notes for 89.4%, 92.1% and 94.8%, respectively, of three series of outstanding notes tendered: (i) $175 million principal amount of 6.95% senior notes due April 1, 2008, issued by Abitibi, (ii) $138 million principal amount of 5.25% senior notes due June 20, 2008, issued by ACCC, and (iii) $142 million principal amount of 7.875% senior notes due August 1, 2009, issued by ACF. The exchange resulted in a debt extinguishment gain of approximately $31 million, which is included in “Other income (expense), net” on our Consolidated Statements of Operations. The 2010 Notes were issued at a discount of $82 million. The fair value of the 2010 Notes was determined to be 72% of par, based on observed market prices of the 2010 Notes after they began trading on April 7, 2008 extrapolated backwards to April 1, 2008 based on fluctuations in the observed market prices of comparable outstanding Abitibi public debt. The effective interest rate on the 2010 Notes is 36.8%, after taking into account the discount and fees being amortized over the term of the 2010 Notes.
•	Simultaneously with these transactions, AbitibiBowater consummated a private sale of $350 million of 8% convertible notes due April 15, 2013 (“Convertible Notes”) to Fairfax Financial Holdings Limited (“Fairfax”) and certain of its designated subsidiaries. The Convertible Notes bear interest at a rate of 8% per annum (10% per annum if we elect to pay interest through the issuance of additional convertible notes with the same terms as “pay in kind”). Bowater provided a full and unconditional guarantee of the payment of principal and interest on the Convertible Notes. Bowater’s guarantee ranks equally in right of payment with all of our existing and future unsecured senior indebtedness. The Convertible Notes are not guaranteed by Abitibi or any of its respective subsidiaries. The Convertible Notes are convertible into shares of AbitibiBowater common stock at a conversion price of $10.00 per share (the “Conversion Price”). Since the closing price of the Company’s common stock on the issuance date (also the commitment date) of the Convertible Notes exceeded the Conversion Price by $3.00 per share, the Convertible Notes included a beneficial conversion feature. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” we recorded a discount on the Convertible Notes and an increase in paid-in capital of $105 million representing the fair value of the beneficial conversion feature. The effective interest rate on the Convertible Notes is 18.5%, after taking into account the discount and fees being amortized over the term of the Convertible Notes. On April 15, 2008, Fairfax exercised its right to appoint two directors to the Board of AbitibiBowater, pursuant to the terms of the purchase agreement.
•	Abitibi’s former bank credit facility was repaid and cancelled.

ABITIBIBOWATER INC.
Additionally, during the second quarter 2008, Abitibi repaid $21 million of 6.95% Notes due April 1, 2008 and $12 million of 5.25% Notes due June 30, 2008, that were not tendered for exchange in the private exchange offer discussed above.
As a result of the refinancings and the cancellation of the Abitibi bank credit facility, Abitibi is no longer subject to financial maintenance covenants on its recourse debt. However, the Term Loan, the 2010 Notes and the 2011 Notes restrict the ability of Abitibi, Donohue and their respective subsidiaries to incur additional indebtedness, to grant additional liens, to pay dividends or make loans to AbitibiBowater, to make acquisitions or to make other investments.
As of June 30, 2008, Abitibi had cash on hand of approximately $250 million. Abitibi’s second quarter 2008 operating results improved as compared to the first quarter of 2008, exclusive of the impact of the sale of Donohue, as discussed above. Additionally, Abitibi is forecasting improving quarterly operating results, even taking into consideration the sale of Donohue to AbitibiBowater, but still expects a net use of cash for the balance of the year for operations and debt service. While our April 1 refinancings alleviated the substantial doubt about Abitibi’s ability to continue as a going concern, significant financial uncertainties and challenges remain for Abitibi to overcome including, but not limited to, Abitibi’s ability to repay or to refinance the $347 million Term Loan due on March 30, 2009, to service its considerable debt, including the new debt resulting from the April 1 refinancings, and to overcome its expected ongoing net losses and negative cash flows. Furthermore, the transfer of Donohue out of the Abitibi consolidated group will impact Abitibi’s results of operations going forward, decreasing their revenues and costs. Abitibi will receive interest from AbitibiBowater on the note issued as consideration for the transfer of Donohue to another subsidiary of AbitibiBowater.
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
Management continues to believe that the liquidity constraints at Abitibi will not materially affect the financial condition of Bowater or AbitibiBowater.
Short-term Debt
As of June 30, 2008, available borrowings under our bank credit facilities were as follows:

		Amount	Commitment	Termination	Weighted Average
(Unaudited, in millions)	Commitment	Outstanding	Available(1)	Date	Interest Rate(2)

Bowater:
U.S. credit facility	$415	$270	$60	05/11	6.3%
Canadian credit facility	144	35	76	06/09	6.5%

	$559	$305	$136

(1)	The commitment available under each of these revolving bank credit facilities is subject to collateral requirements and covenant restrictions as described below or in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008 or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008, and is reduced by outstanding letters of credit of $70 million for the Bowater U.S. credit facility and $32 million for the Bowater Canadian credit facility, while commitment fees for unused portions are 50 and 25 basis points, respectively.

(2)	Borrowings under the Bowater bank credit facilities incur interest based, at our option, on specified market interest rates plus a margin.

ABITIBIBOWATER INC.
Additionally, as of June 30, 2008, there was $347 million of short-term bank debt outstanding under the Term Loan, as discussed above. As of June 30, 2008, total short-term bank debt totaled $652 million, comprised of the bank credit facilities and the Term Loan.
Bowater’s U.S. credit agreement is guaranteed by certain of our wholly-owned subsidiaries in the United States, and is secured by (i) liens on the inventory, accounts receivable and deposit accounts of Bowater and the guarantors, (ii) pledges of 65% of the stock of certain of our foreign subsidiaries and (iii) pledges of the stock of our U.S. subsidiaries that do not own mills or converting facilities. Availability under the U.S. credit facility is limited to 75% of the net consolidated book value of our accounts receivable and inventory, excluding Bowater Canadian Forest Products Inc. (“BCFPI”) and its subsidiaries, and is reduced by the amount of outstanding letters of credit.
Bowater’s Canadian credit agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI. Availability under the Canadian credit facility is limited to 60% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries.
Amendments to Bank Credit Facilities
For a more complete discussion of Bowater’s U.S. credit facility, Bowater’s Canadian credit facility, as well as certain amendments to these bank credit facilities entered into on November 2, 2007 and February 25, 2008, reference is made to our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, and for amendments to these credit facilities entered into on March 31, 2008 and April 30, 2008, reference is made to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008.
During the second quarter of 2008, AbitibiBowater, Bowater and certain subsidiaries and affiliates of Bowater entered into further amendments to its U.S. and Canadian credit facilities which principally granted the lenders first-ranking mortgages on the Coosa Pines and Grenada mill assets and imposed additional reporting obligations on Bowater. The Canadian credit facility was further amended principally to (i) extend the maturity date of the Canadian credit facility from May 28, 2008 to June 5, 2009, (ii) impose additional reporting obligations on BCFPI and implement more extensive eligibility criteria for the assets that may be used in determining the borrowing base under the Canadian credit facility, thereby reducing the funds available under the Canadian credit facility, and (iii) reduce the aggregate commitment for all of the lenders party to the Canadian credit facility from $165 million to $144 million.
Bowater’s U.S. credit facility permits Bowater to send distributions to AbitibiBowater to service interest on AbitibiBowater’s convertible debt provided that no default exists under this facility at the time of such payment and Bowater is in pro forma compliance with this facility’s financial covenants at the time of such payment. The lenders under Bowater’s U.S. and Canadian credit facilities have implemented a more traditional, more restrictive borrowing base, using more extensive eligibility criteria and imposing additional reporting obligations on us. Bowater is not obligated to comply with the additional reporting requirements or the more restrictive borrowing base requirements until November 15, 2008.
In addition to the limitations discussed above, Bowater may make dividends and distributions to AbitibiBowater sufficient to pay (1) taxes attributable to Bowater and its subsidiaries and (2) up to $10 million more than 50% of certain AbitibiBowater’s annual overhead expenses, such as accounting and auditing costs, director fees, director and officer insurance premiums, franchise taxes, transfer agent fees, and legal and other expenses connected to AbitibiBowater’s status as a public company. Overhead expenses do not include management fees, salaries, bonuses, or debt service.
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
On August 7, 2008, Bowater amended its U.S. and Canadian credit facilities to, among other things, reduce the required interest coverage ratio for the fiscal quarter ending June 30, 2008. These amendments were effective as of

ABITIBIBOWATER INC.
June 29, 2008. Without these amendments, Bowater would have been in violation of the interest coverage ratio covenants under the credit facilities for the second quarter.
Considering the amendments to the Bowater credit facilities, we expect to be in compliance through June 30, 2009.
Accounts Receivable Securitization Program
As of June 30, 2008, our outstanding amounts under our accounts receivable securitization program were as follows:

				Weighted
				Average
		Amount	Termination	Interest
(Unaudited, in millions)	Commitment	Outstanding	Date	Rate

Off-Balance Sheet:
Accounts receivable securitization program	$350	$259	07/09	6.75%

Abitibi sells most of its trade receivables through a securitization program in order to reduce working capital requirements. We now maintain an ongoing securitization program committed until July 2009 to obtain aggregate cash proceeds of up to $350 million from accounts receivable.
As of June 30, 2008, Abitibi transferred $477 million of trade receivables resulting in cash proceeds of $259 million, which represented the total available at that time under the securitization program. Accounts receivable are sold at discounted amounts based on the securitization provider’s funding cost plus a margin. Abitibi acts as a servicing agent and administers the collection of the accounts receivable sold pursuant to these agreements. The fees received for servicing the accounts receivable approximate the value of services rendered. The amount that can be obtained under our securitization programs depends on the amount and nature of the accounts receivable available to be sold.
Employees
As of June 30, 2008 AbitibiBowater employed approximately 15,600 people, of whom approximately 11,000 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union in Canada and predominantly by the United Steelworkers Union in the U.S. As we implement synergies in 2008, we expect to have some decline in employment.
One collective bargaining agreement, covering approximately 150 of our employees, which expired before December 31, 2007, is in the process of being renewed. In 2008, another eight collective bargaining agreements will expire (four of which relate to idled facilities), covering approximately 850 employees. A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada will expire in the second quarter of 2009. The employees at the facility in Mokpo, South Korea have complied with all conditions necessary to strike. The possibility of a strike or lockout of those employees is not clear. While negotiations with the unions in the past have resulted in collective agreements being signed, as is the case with any negotiation, we may not be able to negotiate acceptable new agreements, which could result in strikes or work stoppages by affected employees. Renewal of collective bargaining agreements could also result in higher wage or benefit costs. Therefore, we could experience a disruption of our operations or higher ongoing labor costs which could have a material adverse effect on our business, financial condition or results of operations.
Recent Accounting Pronouncements
Reference is made to Note 1 to our Unaudited Consolidated Financial Statements included in this Form 10-Q, “Organization and Basis of Presentation — New accounting pronouncements” for a discussion of new accounting pronouncements issued but not yet adopted.

ABITIBIBOWATER INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
AbitibiBowater is exposed to risks associated with foreign currency exchange rates, commodity price risk and changes in interest rates.
Foreign Currency Exchange Risk
We have manufacturing operations in Canada, the United States, the United Kingdom and South Korea and sales offices located throughout the world. As a result, we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. Over half of our pulp and paper production capacity and a significant portion of our wood products production are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. See the information set forth under Part I, Item 1A., “Risk Factors — Currency fluctuations may adversely affect our results of operations and financial condition, and changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs.” in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008 for further information on foreign exchange risks related to our operating costs. To reduce our exposure to differences in Canadian dollar exchange rate fluctuations, we periodically enter into and designate Canadian dollar-forward contracts to hedge certain of our forecasted Canadian dollar cash outflows. We estimate the monthly forecasted Canadian dollar outflows on a rolling 24-month basis and, depending on the level of the Canadian dollar, hedge the first monthly Canadian dollar outflows of manufacturing costs up to 90% of such monthly forecasts in each of the first twelve months and up to 80% in the following twelve months of total forecasted Canadian dollar outflows. At June 30, 2008 and December 31, 2007, we had Canadian dollar forward contracts and offsetting forward contracts outstanding for a notional amount of $5 million and $70 million each. Based on exchange rates and hedging levels during the six months ended June 30, 2008, a one cent increase in the Canadian dollar exchange rate would have reduced our operating income by approximately $15 million. We also enter into Euro and British pound sterling forward contracts for an amount equal to up to 75% of outstanding sales contracts with customers, depending on the levels of the respective currencies. At December 31, 2007, we had no Euro or British pound sterling forward contracts outstanding while at June 30, 2008 we had $31 million and $12 million, respectively, outstanding. Information regarding the carrying value and fair market value of the contracts is set forth in Note 13 to our Unaudited Consolidated Financial Statements included in this Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate and variable-rate long-term debt and our short-term variable-rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We have a mix of fixed-rate and variable-rate borrowings. At June 30, 2008 and December 31, 2007, we had $5.0 billion and $4.6 billion, respectively, of fixed-rate long-term debt; $0.7 billion and $0.6 billion, respectively, of short-term variable-rate debt; and, $0.4 billion and $0.4 billion, respectively, of long-term variable-rate debt. The fixed-rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable-rate short and long-term debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our outstanding short and long-term variable-rate debt, a 100 basis-point increase in interest rates would have increased our interest expense for the six months ended June 30, 2008 by approximately $5 million before the impact of our interest rate swaps. In addition, Abitibi has $100 million of notional amount of interest rate swaps that exchange a variable rate for a fixed rate. These swaps do not qualify for hedge accounting. A 100 basis point increase in short-term interest rates would have increased our cash disbursements for these swaps by approximately $2 million in the first six months of 2008. The change in fair value of the instruments is recorded in interest expense in our Consolidated Statement of Operations.

ABITIBIBOWATER INC.
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
     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2008. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
(b)	Changes in Internal Control over Financial Reporting:
     In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ABITIBIBOWATER INC.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
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
There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008.
Item 1A. Risk Factors
There are no material changes to the Risk Factors previously disclosed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008.
Item 4. Submission of Matters to a Vote of Security Holders.
We held our Annual Meeting of Stockholders on June 5, 2008. At the meeting:
(a)	The following persons were elected as Class I directors of AbitibiBowater to serve until the 2011 Annual Meeting of Stockholders or until their successors are elected and qualified:

Nominee	Votes For	Votes Withheld
William E. Davis	43,167,559	4,985,857
Ruth R. Harkin	43,165,656	4,987,760
Lise Lachapelle	43,103,614	5,049,802
John A. Rolls	43,104,396	5,049,020
The terms of Jacques Bougie, O.C., Anthony F. Griffiths, Gary J. Lukassen, David J. Paterson and Togo D. West, Jr. as Class II directors will continue until the 2009 Annual Meeting of Stockholders, and the terms of John Q. Anderson, Richard B. Evans, Gordon D. Giffin, Paul Rivett and John W. Weaver as Class III directors will continue until the 2010 Annual Meeting of Stockholders.

(b)	Our stockholders approved the AbitibiBowater 2008 Equity Incentive Plan with 34,489,762 votes for, 8,548,635 votes against and 58,388 abstentions.

(c)	Our stockholders approved an amendment to our Certificate of Incorporation to effect an increase in the number of authorized shares of our Common Stock from 100,000,000 to 150,000,000 with 43,976,867 shares voting for the amendment, 4,058,761 shares voting against the amendment and 117,789 abstentions.

(d)	Our stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the 2008 fiscal year with 47,760,770 votes for, 268,956 votes against and 123,419 abstentions.

ABITIBIBOWATER INC.
Item 5. Other Information.
     On August 7, 2008, our Bowater subsidiary and certain of Bowater’s direct and indirect subsidiaries, entered into amendments (individually, an “Amendment” and, collectively, the “Amendments”) to Bowater’s U.S. and Canadian credit agreements. The Amendment to the U.S. credit agreement was entered into among Bowater, Bowater Newsprint South LLC (a direct subsidiary of AbitibiBowater), certain of their respective subsidiaries, AbitibiBowater, certain lenders party thereto and Wachovia Bank, National Association, as Administrative Agent for the various lenders under that credit agreement. The Amendment to the Canadian credit agreement was entered into among Bowater, Bowater Newsprint South LLC, Bowater Canadian Forest Products Inc. (an indirect subsidiary of Bowater), certain of their respective subsidiaries, AbitibiBowater, certain lenders party thereto and The Bank of Nova Scotia, as Administrative Agent for the lenders party to that credit agreement. The Amendments principally decreased the required interest coverage ratio for the second quarter of 2008, retroactive to June 29, 2008. Had Bowater not obtained these Amendments, it would have been in violation of its interest coverage ratio covenant for the second quarter of 2008.
     The foregoing description of the Amendments does not purport to be complete and is qualified in its entirety by reference to the Amendments, which are filed as Exhibits 10.18 and 10.19 hereto, and are incorporated herein by reference.
Item 6. Exhibits.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 30, 2008).

10.1	13.75% Senior Secured Notes due 2011 Indenture, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, the Guarantor Parties named therein and Wells Fargo, National Association (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.2	13.75% Senior Secured Notes due 2011 Exchange and Registration Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.3	15.5% Senior Notes due 2010 Indenture, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, the Guarantor Parties named therein and Wells Fargo, National Association (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.4	15.5% Senior Notes due 2010 Exchange and Registration Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.5	Fourth Supplemental Indenture, dated April 1, 2008, to the indenture governing the 6.95% Senior Notes due 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 1, 2008).

ABITIBIBOWATER INC.

Exhibit No.	Description

10.6	First Supplemental Indenture, dated April 1, 2008, to the indenture governing the 5.25% Senior Notes due 2008 (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.7	Fifth Supplemental Indenture, dated April 1, 2008, to the indenture governing the 7.875% Senior Notes due 2009 (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.8	8% Senior Convertible Notes due 2013 Indenture, dated April 1, 2008, by and among AbitibiBowater Inc., Bowater Incorporated and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.9	8% Senior Convertible Note due 2013 Registration Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.10	Credit and Guaranty Agreement, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc., certain subsidiaries and affiliates of Abitibi-Consolidated Inc., Goldman Sachs Credit Partners L.P., Wachovia Capital Markets, LLC and the various lenders named therein (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.11*	2008 Equity Incentive Plan (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2008).

10.12*	Form of AbitibiBowater Inc. 2008 Equity Incentive Plan Nonqualified Stock Option Agreement.

10.13*	Form of AbitibiBowater Inc. Performance-Based Vesting Restricted Stock Unit Agreement.

10.14*	Form of AbitibiBowater Inc. Time-Based Vesting Restricted Stock Unit Agreement.

10.15*	Form of Assumption and Consent to Assignment Agreement between AbitibiBowater Inc. and each of John W. Weaver, Pierre Rougeau, Thor Thorsteinson, Alain Grandmont, Yves Laflamme, Jacques Vachon, Colin Keeler, Viateur Camire, Jon Melkerson, Bruno Tremblay and Paul Planet.

10.16	Seventh Amendment, dated as of June 6, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2008).

10.17	Seventh Amendment, dated as of August 7, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto.

ABITIBIBOWATER INC.

Exhibit No.	Description

10.18	Ninth Amendment, dated as of August 7, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto.

10.19*	Consulting Agreement, dated July 14, 2008, between AbitibiBowater Inc. and Thor Thorsteinson.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* This is a management contract or compensatory plan or arrangement.

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
Joseph B. Johnson Vice President and Controller

Dated: August 11, 2008

ABITIBIBOWATER INC.
INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 30, 2008).

10.1	13.75% Senior Secured Notes due 2011 Indenture, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, the Guarantor Parties named therein and Wells Fargo, National Association (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.2	13.75% Senior Secured Notes due 2011 Exchange and Registration Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.3	15.5% Senior Notes due 2010 Indenture, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, the Guarantor Parties named therein and Wells Fargo, National Association (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.4	15.5% Senior Notes due 2010 Exchange and Registration Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.5	Fourth Supplemental Indenture, dated April 1, 2008, to the indenture governing the 6.95% Senior Notes due 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.6	First Supplemental Indenture, dated April 1, 2008, to the indenture governing the 5.25% Senior Notes due 2008 (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.7	Fifth Supplemental Indenture, dated April 1, 2008, to the indenture governing the 7.875% Senior Notes due 2009 (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.8	8% Senior Convertible Notes due 2013 Indenture, dated April 1, 2008, by and among AbitibiBowater Inc., Bowater Incorporated and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.9	8% Senior Convertible Note due 2013 Registration Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K dated April 1, 2008).

ABITIBIBOWATER INC.

Exhibit No.	Description

10.10	Credit and Guaranty Agreement, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc., certain subsidiaries and affiliates of Abitibi-Consolidated Inc., Goldman Sachs Credit Partners L.P., Wachovia Capital Markets, LLC and the various lenders named therein (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K dated April 1, 2008).

10.11*	2008 Equity Incentive Plan (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2008).

10.12*	Form of AbitibiBowater Inc. 2008 Equity Incentive Plan Nonqualified Stock Option Agreement.

10.13*	Form of AbitibiBowater Inc. Performance-Based Vesting Restricted Stock Unit Agreement.

10.14*	Form of AbitibiBowater Inc. Time-Based Vesting Restricted Stock Unit Agreement.

10.15*	Form of Assumption and Consent to Assignment Agreement between AbitibiBowater Inc. and each of John W. Weaver, Pierre Rougeau, Thor Thorsteinson, Alain Grandmont, Yves Laflamme, Jacques Vachon, Colin Keeler, Viateur Camire, Jon Melkerson, Bruno Tremblay and Paul Planet.

10.16	Seventh Amendment, dated as of June 6, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2008).

10.17	Seventh Amendment, dated as of August 7, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto.

10.18	Ninth Amendment, dated as of August 7, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto.

10.19*	Consulting Agreement, dated July 14, 2008, between AbitibiBowater Inc. and Thor Thorsteinson.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* This is a management contract or compensatory plan or arrangement.