Form 10-Q
period 2008-09-30
AbitibiBowater Inc.
filed 2008-11-14
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM      TO
COMMISSION FILE NUMBER: 001-33776
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of October 31, 2008, there were 53,227,837 shares of AbitibiBowater common stock outstanding.

ABITIBIBOWATER INC.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$1,730	$815	$5,154	$2,385
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	1,294	672	3,990	1,912
Depreciation, amortization and cost of timber harvested	184	80	562	240
Distribution costs	195	84	583	242
Selling and administrative expenses	83	50	270	145
Arbitration award	—	28	—	28
Closure costs, impairment and other related charges	138	—	165	—
Net gain on disposition of assets	(5)	(17)	(45)	(140)

Operating loss	(159)	(82)	(371)	(42)
Interest expense	(187)	(47)	(519)	(142)
Other income (expense), net	2	(17)	51	(35)

Loss before income taxes and minority interests	(344)	(146)	(839)	(219)
Income tax benefit (provision)	50	1	52	(19)
Minority interests, net of tax	(8)	3	(14)	(2)

Net loss	$(302)	$(142)	$(801)	$(240)

All share and share-related information restated in 2007-Note 1
Net loss per share:
Basic and diluted	$(5.23)	$(4.75)	$(13.91)	$(8.04)

Weighted-average number of shares outstanding:
Basic and diluted	57.6	29.9	57.6	29.9

Dividends declared per common share	$—	$0.38	$—	$1.15

See accompanying notes to unaudited consolidated financial statements.

ABITBIBOWATER INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions)

	September 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$295	$195
Accounts receivable, net	868	754
Inventories, net	863	906
Assets held for sale	242	184
Other current assets	103	103

Total current assets	2,371	2,142

Timber and timberlands	51	58
Fixed assets, net	4,955	5,707
Goodwill	809	779
Other intangible assets, net	1,158	1,203
Other assets	593	430

Total assets	$9,937	$10,319

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,177	$1,206
Short-term bank debt	729	589
Current installments of long-term debt	273	364
Liabilities associated with assets held for sale	34	19

Total current liabilities	2,213	2,178

Long-term debt, net of current installments	5,190	4,695
Pension and other postretirement benefits obligations	823	936
Other long-term liabilities	223	231
Deferred income taxes	188	230
Minority interests in subsidiaries	146	150
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value. 53.2 shares at September 30, 2008 and 52.4 shares at December 31, 2007	53	52
Exchangeable shares, no par value. 4.4 shares at September 30, 2008 and 5.1 shares at December 31, 2007	242	276
Additional paid-in capital	2,448	2,313
Deficit	(1,405)	(598)
Accumulated other comprehensive loss	(184)	(144)

Total shareholders’ equity	1,154	1,899

Total liabilities and shareholders’ equity	$9,937	$10,319

See accompanying notes to unaudited consolidated financial statements.

ABITBIBOWATER INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in millions except per share amounts)
For the nine months ended September 30, 2008

					Accumulated
			Additional		Other	Total
	Common	Exchangeable	Paid-In		Comprehensive	Shareholders’
	Stock	Shares	Capital	Deficit	Loss	Equity

Balance at December 31, 2007	$52	$276	$2,313	$(598)	$(144)	$1,899

Adoption of SFAS 158, net of tax	—	—	—	(6)	(11)	(17)
Exchangeable shares retracted and common issued (0.7 shares)	1	(34)	33	—	—	—
Share-based compensation costs for equity awards	—	—	3	—	—	3
Restricted stock units vested, net of shares forfeited for employee withholding taxes (0.2 shares)	—	—	—	—	—	—
Beneficial conversion feature of Convertible Notes	—	—	105	—	—	105
Equity issuance costs on Convertible Notes	—	—	(6)	—	—	(6)
Comprehensive loss:
Net loss	—	—	—	(801)	—	(801)
Change in unamortized prior service costs, net of tax of $3	—	—	—	—	3	3
Change in unamortized actuarial gains and losses, net of tax benefit of $4	—	—	—	—	(5)	(5)
Foreign currency translation	—	—	—	—	(37)	(37)
Change in unrecognized gain on hedged transactions, net of tax of $5	—	—	—	—	10	10

Total comprehensive loss						(830)

Balance at September 30, 2008	$53	$242	$2,448	$(1,405)	$(184)	$1,154

For the nine months ended September 30, 2007

			Additional		Accumulated
	Common		Paid-In		Other		Total
	Stock	Exchangeable	Capital		Comprehensive	Treasury	Shareholders’
	(restated)	Shares	(restated)	Deficit	Loss	Stock	Equity

Balance at December 31, 2006	$35	$68	$1,663	$(76)	$(371)	$(486)	$833

Adoption of FIN 48	—	—	—	2	—	—	2
Dividends on common stock ($1.15 per share)	—	—	—	(35)	—	—	(35)
Exchangeable shares retracted and common issued (0.1 shares)	—	(11)	11	—	—	—	—
Share-based compensation costs for equity awards	—	—	11	—	—	—	11
Restricted stock units vested, net of shares forfeited for employee withholding taxes	—	—	(1)	—	—	—	(1)
Comprehensive loss:
Net loss	—	—	—	(240)	—	—	(240)
Change in unamortized prior service costs, net of tax of $3	—	—	—	—	(2)	—	(2)
Change in unamortized actuarial gains and losses, net of tax of $7	—	—	—	—	29	—	29
Foreign currency translation	—	—	—	—	(31)	—	(31)
Change in unrecognized gain on hedged transactions, net of tax of $1	—	—	—	—	1	—	1

Total comprehensive loss							(243)

Balance at September 30, 2007	$35	$57	$1,684	$(349)	$(374)	$(486)	$567

See accompanying notes to unaudited consolidated financial statements.

ABITBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(801)	$(240)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4	10
Depreciation, amortization and cost of timber harvested	562	240
Closure costs, impairment and other related charges	146	—
Deferred income taxes	(40)	31
Minority interests, net of tax	14	2
Net pension contributions	(185)	(27)
Net gain on disposition of assets	(45)	(140)
Gain on extinguishment of debt	(31)	—
Amortization of debt discount (premium), net	87	(5)
(Gain) loss on translation of foreign currency denominated debt	(21)	19
Changes in working capital:
Accounts receivable	(132)	(12)
Inventories	18	(17)
Income taxes receivable and payable	14	—
Accounts payable and accrued liabilities	(9)	35
Other, net	(9)	(10)

Net cash used in operating activities	(428)	(114)

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(127)	(73)
Dispositions of assets, including timber and timberlands	215	167
Direct acquisition costs related to the Combination	—	(17)
Cash received in monetization of financial instruments	5	—
Increase in deposit requirements for letters of credit	(77)	—

Net cash provided by investing activities	16	77

Cash flows from financing activities:
Cash dividends, including minority interests	(14)	(35)
Term loan financing	400	—
Term loan repayments	(53)	—
Short-term financing, net	(195)	72
Issuance of long-term debt	763	—
Payments of long-term debt	(298)	(15)
Payments of financing and credit facility fees	(85)	—
Payment of equity issuance fees on Convertible Notes	(6)	—

Net cash provided by financing activities	512	22

Net increase (decrease) in cash and cash equivalents	100	(15)
Cash and cash equivalents:
Beginning of period	195	99

End of period	$295	$84

See accompanying notes to unaudited consolidated financial statements.

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
1. Organization and Basis of Presentation
Basis of Presentation
On October 29, 2007, pursuant to a Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007, Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”) combined in a merger of equals (the “Combination”) with each becoming a wholly-owned subsidiary of AbitibiBowater Inc. (“AbitibiBowater,” also referred to as “we” or “our”). The Combination has been accounted for in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” Bowater is deemed to be the “acquirer” of Abitibi for accounting purposes, and AbitibiBowater is deemed to be the successor to Bowater for purposes of U.S. securities laws and regulations governing financial reporting. Therefore, unless otherwise indicated, our unaudited consolidated financial statements and notes reflect the results of operations and financial position of both Abitibi and Bowater as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and those of only Bowater for the three and nine months ended September 30, 2007. As a result of the Combination, each issued and outstanding share of Bowater common stock and exchangeable share of Bowater Canada Inc. (a wholly-owned subsidiary of Bowater now named AbitibiBowater Canada Inc.) was converted into 0.52 of a share of AbitibiBowater common stock and 0.52 of an exchangeable share of AbitibiBowater Canada Inc., respectively. Each issued and outstanding share of Abitibi common stock was exchanged for either 0.06261 of a share of AbitibiBowater common stock or 0.06261 of an exchangeable share of AbitibiBowater Canada Inc. We retroactively restated all share and share-related information in our unaudited consolidated financial statements and notes for the periods preceding the Combination to reflect the Bowater exchange ratio of 0.52.
The consolidated balance sheet as of September 30, 2008 and the related statements of operations, shareholders’ equity and cash flows for the periods ended September 30, 2008 and 2007 are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes and critical accounting estimates included in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008 and as further updated in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part I of this Form 10-Q. Certain prior-year amounts in the unaudited consolidated financial statements and the related notes have been reclassified to conform to the 2008 presentation. The reclassifications had no effect on total shareholders’ equity or net loss.
Capitalization
On June 5, 2008, our stockholders approved an amendment to AbitibiBowater’s Certificate of Incorporation to increase the number of authorized shares of AbitibiBowater’s common stock from 100 million shares to 150 million shares.
Transactions within the AbitibiBowater Consolidated Group of Companies
Prior to April 1, 2008, Donohue Corp. (“Donohue”) was a wholly-owned subsidiary of Abitibi-Consolidated Company of Canada (“ACCC”), which was a wholly-owned subsidiary of Abitibi. Donohue owns 52% of the Augusta Newsprint Company and operates the U.S. recycling operations and the Alabama River newsprint mill and, prior to its sale on April 10, 2008, the Snowflake paper mill. On April 1, 2008, ACCC transferred all of the outstanding common and preferred stock of Donohue to AbitibiBowater US Holding LLC (“Holding”), a direct subsidiary of AbitibiBowater, for a combination of cash and notes issued or assumed by Holding. As a result, Donohue is no longer a subsidiary of Abitibi, but remains an indirect subsidiary of AbitibiBowater.
On May 12, 2008, AbitibiBowater contributed to Bowater, as additional paid-in capital, a promissory note executed by AbitibBowater in favor of Bowater. On May 15, 2008, Bowater transferred the ownership interest it held in its wholly-owned subsidiary, Bowater Newsprint South LLC (“Newsprint South”), to AbitibiBowater. Newsprint South owns and operates the Coosa Pines, Alabama and Grenada, Mississippi mills, as well as the Westover, Alabama sawmill. As a result, Newsprint South is no longer a subsidiary of Bowater, but is now a direct and wholly-owned subsidiary of AbitibiBowater.

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
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
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158’s measurement date provisions are effective for fiscal years ending after December 15, 2008. A measurement date of September 30, 2007 was used for all of our Bowater plans, while the measurement date for our Abitibi plans was October 29, 2007. SFAS 158 requires us to use a December 31 measurement date this year. We have elected to use the 15-month transition method to determine the amount of the adjustment to our opening deficit balance and opening accumulated other comprehensive loss balance on January 1, 2008. The adjustment increased our opening deficit by $6 million, net of taxes of $2 million, and increased our opening accumulated other comprehensive loss by $11 million, net of taxes of $1 million. The increase to our accumulated other comprehensive loss primarily represents the additional net actuarial loss that arose from our fourth quarter of 2007 settlement and curtailment events.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits an election to measure selected financial assets and liabilities at fair value each financial reporting date with changes in their fair values recorded in income. We chose not to make this fair value accounting election for any of our financial assets and liabilities. Accordingly, any financial assets and liabilities within the scope of SFAS 159 will continue to be carried at historical amortized cost, adjusted for other than temporary impairments in value. As a result, the adoption of SFAS 159, effective as of January 1, 2008, did not have an impact on our results of operations or financial position.
New Accounting Pronouncements
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities, requiring us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
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
In May 2008, the FASB issued Statement No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
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
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This Staff Position states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share (“EPS”) data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of this Staff Position. Early application is not permitted. We do not expect the adoption of this accounting guidance to impact our results of operations, financial position or EPS.
In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
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
2. Business Combination
As discussed in Note 1, the Combination of Abitibi and Bowater was completed on October 29, 2007. The purchase price of $1.4 billion was allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values. The initial purchase price allocation will be finalized in the fourth quarter of 2008 after our receipt and review of all pertinent information, including the final valuation reports from an independent third party. The final purchase price allocation adjustments will primarily impact goodwill, fixed assets, intangible assets and deferred income taxes.
The only significant adjustments made to the preliminary purchase price allocation during the nine months ended September 30, 2008 were recorded in the third quarter of 2008. A valuation allowance was established against certain deferred tax assets arising from U.S. federal net operating losses (“NOLs”) in the Abitibi U.S. tax group that occurred before the Combination. It was determined that a valuation allowance should have been recorded as of the date of the Combination, as a portion of these NOLs were likely to expire. Additionally, upon filing our 2007 tax return, we recorded an adjustment to increase the deferred tax assets associated with a pre-Combination Abitibi transaction. These adjustments resulted in a net decrease in deferred tax assets and a net increase in goodwill of approximately $30 million.

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
3. Closure Costs, Impairment and Other Related Charges
“Closure costs, impairment and other related charges” in the Consolidated Statements of Operations includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2008	2007	2008	2007

Asset impairment:
Donnacona	$127	$—	$127	$—
Mackenzie	12	—	12	—
Port Alfred	(2)	—	(2)	—
Other closure costs:
Noncancelable contracts	—	—	10	—
Severance and other	1	—	18	—

	$138	$—	$165	$—

Immediately upon the Combination, we began a comprehensive strategic review of our operations to reduce costs and improve our profitability. On November 29, 2007, we announced the results of the initial phase of our comprehensive review, which included a decision to reduce our newsprint and specialty papers production capacity by approximately one million metric tons per year. The reductions included the permanent closure of Bowater’s Dalhousie, New Brunswick facility and Abitibi’s Belgo, Quebec facility, Fort William, Ontario facility and Lufkin, Texas facility, as well as the indefinite idling of Bowater’s Donnacona, Quebec facility and Abitibi’s Mackenzie, British Columbia facility, including two sawmills that directly support the Mackenzie paper mill operations. Additionally, we decided to permanently close paper machine no. 3 at Bowater’s Gatineau, Quebec facility. The actions were completed in the first quarter of 2008. We recorded charges of $123 million for long-lived asset impairment, severance and termination costs associated with our Bowater mills in the fourth quarter of 2007. The costs associated with our Abitibi mills were included in liabilities assumed in the Combination. During the nine months ended September 30, 2008, we recorded additional costs for noncancelable contracts of $10 million and severance and other of $3 million at our Dalhousie and Donnacona operations.
Additionally, during the three and nine months ended September 30, 2008, we recorded other closure-related costs of $1 million and $9 million, respectively, for severance costs associated with workforce reductions across several facilities. During the nine months ended September 30, 2008, we recorded closure costs of $6 million related to the permanent closure of our Baie-Comeau recycling facility.
In November 2008, we announced the permanent closure of our previously idled Donnacona and Mackenzie paper mills, based on current market conditions. Upon review of the recoverability of the long-lived assets at these facilities, we used this additional information and recorded long-lived asset impairment charges of $127 million at our Donnacona paper mill and $12 million at our Mackenzie paper mill for the three and nine months ended September 30, 2008. The fair values of the long-lived assets of Donnacona and Mackenzie of $10 million and zero, respectively, were determined based on their estimated sale and salvage values. Additionally, $10 million of mill stores inventory was determined to be unusable and was recorded in cost of sales. These impairment charges were offset by a $2 million reduction in an asset retirement obligation at our Port Alfred, Quebec facility, which was previously closed.

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
4. Severance Related Liabilities
The activity in our severance related liabilities is as follows:

(Unaudited, in millions)	2008 Initiatives	2007 Initiatives	2006 Initiatives	Total

Balance at December 31, 2007	$—	$100	$3	$103
Charges	24	8	—	32
Payments	(8)	(66)	(1)	(75)
Other	—	(7)	—	(7)

Balance at September 30, 2008	$16	$35	$2	$53

In 2008, we recorded employee termination costs primarily associated with downsizings at several of our mills, as well as the departure of certain corporate executives. The remaining severance accrual is expected to be paid out in 2008 and 2009.
In 2007, we recorded employee termination costs primarily associated with the closures announced as a result of our comprehensive strategic review: mill-wide restructurings at our Thunder Bay, Ontario; Gatineau, Quebec; Donnacona, Quebec and Dolbeau, Quebec facilities, the preliminary allocation of the purchase price of Abitibi to severance liabilities assumed in the Combination, lump-sum payouts of pension assets to certain employees and certain changes to our U.S. postretirement benefit plans. These initiatives resulted in the elimination of approximately 430 positions. The remaining severance accrual is expected to be paid out in 2008 and 2009.
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
5. Other Income (Expense), Net
“Other income (expense), net” in the Consolidated Statements of Operations includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2008	2007	2008	2007

Foreign exchange gain (loss)	$6	$(17)	$31	$(36)
Income (loss) from equity method investments	2	(2)	(1)	(5)
Interest income	3	2	9	6
Gain on extinguishment of debt	—	—	31	—
Loss from sale of accounts receivable	(5)	—	(15)	—
Miscellaneous loss	(4)	—	(4)	—

	$2	$(17)	$51	$(35)

6. Loss Per Share
No adjustments to net loss are necessary to compute net loss per basic and diluted share for all periods presented. Additionally, no adjustments to our basic weighted-average number of common shares outstanding are necessary to compute our diluted weighted-average number of common shares outstanding for all periods presented. Options to purchase 3.1 million shares for both the three and nine months ended September 30, 2008, and 2.5 million shares for both the three and nine months ended September 30, 2007 were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 0.2 million restricted stock units for both the three and nine months ended September 30, 2008, and 0.5 million restricted stock units for both the three and nine months ended September 30, 2007 were excluded from the calculation of diluted loss per share for the same reason. In addition, no adjustments to net loss and the diluted weighted-average number of common shares outstanding were necessary for the three or nine months ended September 30, 2008, after giving effect to the assumed conversion of the convertible notes representing 35 million additional common shares (see Note 10, “Liquidity, Debt and Interest Expense”).

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
7. Inventories, Net
Inventories, net consist of the following:

	September 30,	December 31,
(Unaudited, in millions)	2008	2007

At lower of cost or market:
Raw materials and work in process	$158	$220
Finished goods	365	355
Mill stores and other supplies	354	345

	877	920
Excess of current cost over LIFO inventory value	(14)	(14)

	$863	$906

8. Assets Held for Sale and Net Gain on Disposition of Assets
Assets held for sale are comprised of the following:

	September 30,	December 31,
(Unaudited, in millions)	2008	2007

Accounts receivable	$19	$2
Inventories	24	15
Other current assets	16	—
Timber and timberlands	15	8
Fixed assets, net	168	159

	$242	$184

Liabilities associated with assets held for sale are comprised of the following:

	September 30,	December 31,
(Unaudited, in millions)	2008	2007

Accounts payable and accrued liabilities	$15	$17
Other long-term liabilities	19	2

	$34	$19

At December 31, 2007, we held our Snowflake paper mill, Price sawmill and some of our timberlands in the United States and Canada for sale.
At September 30, 2008, we held our Mokpo, Korea paper mill, our Fort William, Ontario paper mill, our Lufkin, Texas paper mill, our West Tacoma, Washington paper mill and some of our timberlands and sawmills in the United States and Canada for sale. We expect to complete a sale of these assets within the next twelve months for an amount that exceeds their individual carrying values. The assets and liabilities held for sale are carried on our Consolidated Balance Sheets at the lower of carrying value or fair value less costs to sell. We cease recording depreciation and amortization when assets are classified as held for sale.
During the three months ended September 30, 2008, we sold approximately 900 acres of timberlands and other assets for proceeds of approximately $10 million, resulting in a net gain on disposition of assets of $5 million. During the nine months ended September 30, 2008, we sold approximately 44,000 acres of timberlands and other assets, including our Snowflake paper mill and our Price sawmill, for proceeds of approximately $215 million, resulting in a net gain on disposition of assets of $45 million.

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
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
During the three months ended September 30, 2007, we sold approximately 11,400 acres of timberlands and other assets for proceeds of approximately $19 million, resulting in a net gain on disposition of assets of $17 million. During the nine months ended September 30, 2007, we sold approximately 119,200 acres of timberlands and other assets for proceeds of approximately $167 million, resulting in a net gain on disposition of assets of $140 million.
9. Pension and Other Postretirement Expense
The components of net periodic benefit costs relating to our pension and other postretirement benefits plans (“OPEB plans”) are as follows for the three and nine months ended September 30, 2008 and 2007:
Pension Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$19	$9	$56	$27
Interest cost	89	33	267	95
Expected return on plan assets	(102)	(35)	(305)	(100)
Amortization of prior service cost	1	1	3	3
Recognized net actuarial loss	2	7	6	21
Special termination benefits	—	3	5	7
Curtailments and settlements	—	5	2	12

Net periodic benefit cost	$9	$23	$34	$65

OPEB Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$1	$1	$3	$2
Interest cost	6	3	18	9
Amortization of prior service credit	(2)	(3)	(8)	(9)
Recognized net actuarial loss	1	2	3	5
Curtailments and settlements	—	—	2	(3)

Net periodic benefit cost	$6	$3	$18	$4

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
Events Impacting Net Periodic Benefit Cost for the Three and Nine Months Ended September 30, 2008
In June 2008, we recorded special termination benefits of $4 million related to the retirement of certain executives. These special termination benefits were included in the net periodic benefit cost of our pension plans during the nine months ended September 30, 2008, and will likely result in a settlement loss at the time the benefits are paid.
In June 2008, the cumulative number of employees terminated as a result of the Combination became significant, triggering a curtailment. As a result, a curtailment loss of $2 million was included in the net periodic benefit cost of our OPEB plans during the nine months ended September 30, 2008.
In March 2008, as a result of a mill-wide downsizing of our Clermont, Quebec facility, approximately 44 jobs were eliminated when certain eligible employees retired. As a result, special termination benefits of $1 million and a curtailment loss of $2 million were included in the net periodic benefit cost of our pension plans during the nine months ended September 30, 2008.
Events Impacting Net Periodic Benefit Cost for the Three and Nine Months Ended September 30, 2007
In June 2007, union members at our Dolbeau, Quebec facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 130 jobs were eliminated. A curtailment loss of approximately $2 million was included in the net periodic benefit cost of our pension plans for the three and nine months ended September 30, 2007 as a result of the employee reduction.
In May 2007, union members at our Gatineau, Quebec facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 143 jobs were eliminated. A curtailment loss of approximately $2 million and special termination benefits of approximately $3 million were included in the net periodic benefit cost of our pension plans for the three and nine months ended September 30, 2007 as a result of the employee reduction.
At various dates from December 2006 to June 2007, certain employees received lump-sum payouts from two of our retirement pension plans. Accordingly, settlement losses of $1 million and $6 million were included in the net periodic benefit cost of our pension plans during the three and nine months ended September 30, 2007, respectively.
In February 2007, as a result of a mill-wide restructuring of our Thunder Bay, Ontario facility, 157 jobs were eliminated. As a result, a curtailment loss of $2 million and special termination benefits of $4 million were included in the net periodic benefit cost of our pension plans during the nine months ended September 30, 2007. This event will also result in a settlement loss at the time the benefits are paid.
In October 2006, we approved changes to our OPEB plan for Bowater’s U.S. salaried employees. Benefits for employees were either eliminated or reduced depending on whether the employee met certain age and years of service criteria. As a result, a curtailment gain of $3 million was included in the net periodic benefit cost of our OPEB plans during the nine months ended September 30, 2007.
10. Liquidity, Debt and Interest Expense
Liquidity, Short-term Bank Debt and Current Installments of Long-term Debt
As of September 30, 2008, our total liquidity was comprised of liquidity at our Abitibi and Bowater subsidiaries. Cash generated by our Donohue and Newsprint South subsidiaries is used, in part, to service the debt obligations of Abitibi and Bowater, respectively.
As of September 30, 2008, total short-term bank debt and current installments of long-term debt totaled $1,002 million. In order to address our significant upcoming debt maturities, which primarily consist of: (i) Abitibi’s $347 million term loan due March 30, 2009, (ii) Bowater’s Canadian credit facility which matures on June 5, 2009 ($67 million outstanding at September 30, 2008) and (iii) Bowater’s $248 million 9% debentures due August 1, 2009, we are currently pursuing refinancing alternatives and the sale of assets. See Note 8, “Assets Held for Sale and Net Gain on Disposition of Assets” for additional information. In addition, Abitibi’s and Donohue’s $350 million accounts receivable securitization program could terminate in July 2009 ($255 million outstanding at September 30, 2008), if not renewed.

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
Abitibi Liquidity and Short-term Bank Debt
Abitibi’s primary sources of liquidity and capital resources are cash on hand, cash provided from operations and available borrowings under the accounts receivable securitization program. In addition, as noted above, cash generated by our Donohue subsidiary is used, in part, to service the debt obligations of Abitibi. As of September 30, 2008, Abitibi and Donohue had cash on hand of approximately $184 million and $11 million, respectively. Abitibi’s and Donohue’s third quarter 2008 cash used in operations was $61 million, an improvement of $38 million as compared to the second quarter of 2008.
Abitibi is not expected to have sufficient cash to repay the $347 million term loan due March 30, 2009, without significant asset sales or external financing as presently contemplated by Abitibi’s refinancing plans, which we are actively pursuing. As a result, while our April 1 refinancings alleviated the substantial doubt about Abitibi’s ability to continue as a going concern that we disclosed at December 31, 2007, significant financial uncertainties and challenges remain for Abitibi to overcome including, but not limited to, Abitibi’s ability to repay or to refinance the $347 million term loan due March 30, 2009 and to service its considerable debt, including the new debt resulting from the April 1 refinancings.
April 1, 2008 Refinancings
On April 1, 2008, we successfully completed a series of refinancing transactions, which were designed to address the debt maturities and general liquidity needs principally at our Abitibi subsidiary. The transactions included:
▪	A private placement by ACCC of $413 million of 13.75% senior secured notes due April 1, 2011 (“2011 Notes”). The 2011 Notes are guaranteed by several of our subsidiaries, including Abitibi, Donohue and certain of their subsidiaries, and are secured by mortgages on certain pulp and paper mills owned by, and security interests in and pledges of certain other assets of, ACCC and its subsidiaries that are guarantors. Fees of $17 million associated with the issuance of the 2011 Notes are being amortized to interest expense over the term of the 2011 Notes beginning on the date of issuance.

▪	A $400 million 364-day senior secured term loan due March 30, 2009 (“Term Loan”) to ACCC, with interest at LIBOR plus 800 basis points, with a 3.5% LIBOR floor. On April 15, 2008, ACCC repaid $50 million of the Term Loan with a portion of the proceeds from the April 10, 2008 sale of our Snowflake, Arizona newsprint mill (see Note 8, “Assets Held for Sale and Net Gain on Disposition of Assets”) and repaid another $3 million of the Term Loan with a portion of the proceeds from other debt issuances, which reduced the outstanding balance to $347 million. The Term Loan is secured primarily by the personal property (including accounts receivable and inventory, but excluding equipment, intellectual property and capital stock of subsidiaries) of ACCC, Abitibi and other guarantors, and by a first lien on substantially all of the personal property of Donohue and its subsidiaries (including accounts receivable, inventory and equipment), the pledge of the stock or other equity interest of certain subsidiaries of Donohue and by the real estate relating to our Alabama River newsprint mill. The Term Loan ranks effectively senior to the 2011 Notes and the 2010 Notes (see following paragraph) to the extent of the collateral securing the Term Loan, while the 2011 Notes rank effectively senior to the Term Loan and the 2010 Notes to the extent of the collateral securing the 2011 Notes. Fees of $33 million associated with the issuance of the Term Loan are being amortized to interest expense over the term of the Term Loan beginning on the date of issuance.

▪	The private exchange of a combination of $293 million principal amount of new senior unsecured 15.5% notes due July 15, 2010 of ACCC (“2010 Notes”) and $218 million in cash for an aggregate of $455 million of outstanding notes issued by Abitibi, ACCC and Abitibi-Consolidated Finance L.P. (“ACF”), a wholly-owned subsidiary of Abitibi. The exchange resulted in a debt extinguishment gain during the second quarter of 2008 of approximately $31 million, which is included in “Other income (expense), net” on our Consolidated Statements of Operations for the nine months ended September 30, 2008. The 2010 Notes were issued at a discount of $82 million. The fair value of the 2010 Notes was determined to be 72% of par, based on observed market prices of the 2010 Notes after they began trading on April 7, 2008 extrapolated backwards to April 1, 2008 based on fluctuations in the observed market prices of comparable outstanding Abitibi public debt. The fees associated with the 2010 Notes of $10 million and the discount on the 2010

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
Notes are being amortized to interest expense using the effective interest method over the term of the 2010 Notes beginning on the date of issuance, resulting in an effective interest rate of 36.8%. This exchange represented a second quarter 2008 non-cash financing item of $211 million. During the second quarter of 2008, Abitibi repaid $21 million of 6.95% Notes due April 1, 2008 and $12 million of 5.25% Notes due June 30, 2008, that were not tendered for exchange in the private exchange offer.

▪	Simultaneously with these transactions, AbitibiBowater consummated a private sale of $350 million of 8% convertible notes due April 15, 2013 (“Convertible Notes”) to Fairfax Financial Holdings Limited (“Fairfax”) and certain of its designated subsidiaries. The Convertible Notes bear interest at a rate of 8% per annum (10% per annum if we elect to pay interest through the issuance of additional convertible notes with the same terms as “pay in kind”). Bowater provided a full and unconditional guarantee of the payment of principal and interest on the Convertible Notes. Bowater’s guarantee ranks equally in right of payment with all of our existing and future unsecured senior indebtedness. The Convertible Notes are not guaranteed by Abitibi or any of its respective subsidiaries. The Convertible Notes are convertible into shares of AbitibiBowater common stock at a conversion price of $10.00 per share (the “Conversion Price”). Since the closing price of our common stock on the issuance date (also the commitment date) of the Convertible Notes exceeded the Conversion Price by $3.00 per share, the Convertible Notes included a beneficial conversion feature. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” we recorded a discount on the Convertible Notes and an increase in paid-in capital of $105 million representing the fair value of the beneficial conversion feature. We paid $20 million of fees associated with the issuance of the Convertible Notes, of which $6 million were allocated to the beneficial conversion feature. The fees associated with the debt ($14 million) and the discount on the Convertible Notes are being amortized to interest expense using the effective interest method over the term of the Convertible Notes beginning on the date of issuance, resulting in an effective interest rate of 18.5%. The fees associated with the beneficial conversion feature were recorded directly to additional paid-in capital. On April 15, 2008, Fairfax exercised its right to appoint two directors to the Board of AbitibiBowater, pursuant to the terms of the purchase agreement. On October 15, 2008, we elected to make the interest payment due on that date through the issuance of additional convertible notes. As a result, the balance of the Convertible Notes currently outstanding is $369 million.

▪	Abitibi’s former bank credit facility was repaid and cancelled.
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
Accounts Receivable Securitization Program
As of September 30, 2008, amounts outstanding under Abitibi’s and Donohue’s accounts receivable securitization program were as follows:

				Weighted
				Average
		Amount	Termination	Interest
(Unaudited, in millions)	Commitment	Outstanding	Date	Rate

Off-Balance Sheet:
Accounts receivable securitization program	$350	$255	07/09	8.33%

Abitibi and Donohue sell most of their trade receivables through a securitization program in order to reduce working capital requirements. We now maintain an ongoing securitization program committed until July 2009 to obtain aggregate cash proceeds of up to $350 million from accounts receivable. We expect to renew or enter into a similar accounts receivable securitization program prior to the maturity of the existing program.
As of September 30, 2008, Abitibi and Donohue transferred $485 million of trade receivables resulting in cash proceeds of $255 million, which represented the total available at that time under the securitization program. Accounts receivable are sold at discounted amounts based on the securitization provider’s funding cost plus a margin. Abitibi acts as a

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
servicing agent and administers the collection of the accounts receivable sold pursuant to these agreements. The fees received for servicing the accounts receivable approximate the value of services rendered. The amount that can be obtained under our securitization programs depends on the amount and nature of the accounts receivable available to be sold. The commitment fee for the unused portion is 50 basis points.
Bowater Liquidity and Short-term Debt
Bowater’s primary sources of liquidity and capital resources are cash on hand, cash provided from operations and available borrowings under its bank credit facilities. In addition, as noted above, cash generated by our Newsprint South subsidiary is used, in part, to service the debt obligations of Bowater. As of September 30, 2008, Bowater had cash on hand of approximately $100 million. Bowater’s and Newsprint South’s third quarter 2008 cash used in operations was $53 million, an increase of $12 million as compared to the second quarter of 2008. In addition, Bowater had $76 million of available borrowings under its bank credit facilities.
There is no assurance that Bowater will have sufficient cash to repay its $248 million 9% debentures due August 1, 2009, without significant asset sales or external financing as presently contemplated by Bowater’s available refinancing plans. Additionally, Bowater’s $144 million Canadian bank credit facility will expire on June 5, 2009 ($67 million outstanding at September 30, 2008). Bowater is currently seeking to replace both the U.S. and Canadian credit facilities with a senior secured asset-based revolving credit facility with a syndicate of lenders and is exploring the feasibility of issuing senior secured notes contingent upon the consummation of the new asset-based revolving credit facility. The proceeds of any such notes offering would be used to repay Bowater’s 9% debentures due August 1, 2009 and for working capital.
Bowater Bank Credit Facilities
As of September 30, 2008, available borrowings under Bowater’s bank credit facilities were as follows:

					Weighted
		Amount	Commitment	Termination	Average
(Unaudited, in millions)	Commitment	Outstanding	Available(1)	Date	Interest Rate (2)

U.S. credit facility	$415	$315	$30	05/11	6.7%
Canadian credit facility	144	67	46	06/09	6.3%

	$559	$382	$76

(1)	The commitment available under each of these revolving bank credit facilities is subject to collateral requirements and covenant restrictions (after giving effect to the financial covenant waivers included in the November 12, 2008 amendment) as described below or in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008 or in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008, and is reduced by outstanding letters of credit of $70 million for the Bowater U.S. credit facility and $31 million for the Bowater Canadian credit facility. Commitment fees for unused portions of Bowater’s U.S. and Canadian credit facilities are 50 and 25 basis points, respectively.

(2)	Borrowings under the Bowater bank credit facilities incur interest based, at our option, on specified market interest rates plus a margin.
Bowater’s U.S. credit agreement is guaranteed by AbitibiBowater, Newsprint South and certain wholly-owned U.S. subsidiaries of Bowater and Newsprint South, and is secured by (i) liens on the inventory, accounts receivable and deposit accounts of Bowater, Newsprint South and their subsidiaries that are guarantors, (ii) pledges of 65% of the stock of certain of our foreign subsidiaries, (iii) pledges of the stock of Bowater’s U.S. subsidiaries that do not own mills or converting facilities and (iv) pledges of the stock of the subsidiaries of Newsprint South. Availability under the U.S. credit facility is limited to 75% of the net consolidated book value of our accounts receivable and inventory, excluding Bowater Canadian Forest Products Inc. (“BCFPI”) and its subsidiaries, and is reduced by the amount of outstanding letters of credit.

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
Bowater’s Canadian credit agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI and is guaranteed by Bowater, Newsprint South and certain of their wholly-owned subsidiaries and certain subsidiaries of BCFPI. Availability under the Canadian credit facility is limited to 60% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries, and is reduced by the amount of outstanding letters of credit.
Amendments to Bank Credit Facilities
For a more complete discussion of Bowater’s U.S. credit facility, Bowater’s Canadian credit facility, as well as certain amendments to these bank credit facilities entered into on November 2, 2007 and February 25, 2008, reference is made to our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, for amendments to these bank credit facilities entered into on March 31, 2008 and April 30, 2008, reference is made to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008 and for amendments to these bank credit facilities entered into on June 6, 2008 and August 7, 2008, reference is made to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008.
During the second quarter of 2008 and the first nine months of 2008, we incurred fees of $11 million associated with the amendments to the bank credit facilities, which are being amortized to interest expense over the term of the facilities.
Bowater’s U.S. credit facility permits Bowater to send distributions to AbitibiBowater to service interest on AbitibiBowater’s convertible debt provided that no default exists under this facility at the time of such payment and Bowater is in pro forma compliance with this facility’s financial covenants at the time of such payment. Under previous amendments, the lenders under Bowater’s U.S. and Canadian credit facilities implemented a more restrictive borrowing base, using more extensive eligibility criteria and imposing additional reporting obligations on us (although, as described below, the date by which Bowater must comply with these more restrictive requirements is now to be phased in through March 31, 2009).
On November 12, 2008, Bowater and the other parties to its U.S. and Canadian credit facilities entered into amendments to those facilities that, among other things: (1) waive the requirement that Bowater is required to comply immediately with the more restrictive borrowing base requirements by November 15, 2008 and providing instead for phased-in implementation through March 31, 2009 (extending to April 29, 2009 under certain circumstances) and waive compliance with certain financial covenant requirements for the third quarter of 2008 (absent such waiver, Bowater would have been in violation of the senior secured leverage ratio and the interest coverage ratio covenants under the credit facilities for the third quarter); (2) amend certain covenants, including the leverage ratio, for the fourth quarter of 2008; (3) increase the interest rate under each facility by 125 basis points; (4) provide a lien on substantially all Canadian fixed assets and the shares of our South Korean subsidiary (which operates Bowater’s Mokpo mill) to Canadian lenders, as security for indebtedness in a principal amount not to exceed 10% of the shareholders’ equity of BCFPI as of September 30, 2008; (5) add a provision requiring that 75% of the proceeds of asset sales by Bowater or its subsidiaries be used to reduce amounts outstanding under both facilities on a pro rata basis; (6) reduce, pro rata, the aggregate amount of the commitment under both facilities by $10 million; and (7) require that Bowater maintain no more than $70 million of cash on hand, with any excess to be used to reduce amounts outstanding under the facilities.
We expect to be in compliance with the financial covenants of the amended credit facilities through March 31, 2009. However, as discussed above, we expect to refinance Bowater’s U.S. and Canadian credit facilities prior to March 31, 2009. Bowater’s ability to consummate such refinancing will be subject to market and other conditions, and no assurance can be made that such transactions will be consummated on terms acceptable to us, or at all.
The U.S. and Canadian credit facilities further provide that Bowater may make dividends and distributions to AbitibiBowater sufficient to pay (1) taxes attributable to Bowater and its subsidiaries and (2) up to $10 million more than 50% of certain of AbitibiBowater’s annual overhead expenses, such as accounting and auditing costs, director fees, director and officer insurance premiums, franchise taxes, transfer agent fees and legal and other expenses connected to AbitibiBowater’s status as a public company. Overhead expenses do not include management fees, salaries, bonuses or debt service.
Abitibi and Bowater and their subsidiaries may also, from time to time, subject to any applicable restrictions contained in any indebtedness documents, enter into transactions with related parties, including AbitibiBowater, for management and other services (such as IT, environmental, human resources and legal services) and intercompany advances, loans and investments, intercompany product sales and purchases.

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
Long-Term Debt
As of September 30, 2008 and December 31, 2007, long-term debt, including current installments, consists of the following:

	As of September 30, 2008
		Unamortized		As of	As of
	Principal	Premium	Effective	September 30,	December 31,
(Unaudited, in millions)	Amount	(Discount)	Rate	2008	2007

Unsecured Debt of Abitibi:
8.375% Notes due 2015	$450	$(91)	13.1%	$359	$353
8.55% Notes due 2010	395	(33)	13.9%	362	350
8.85% Debentures due 2030	450	(116)	12.3%	334	333
6.0% Notes due 2013	350	(80)	12.6%	270	261
7.132% Notes due 2017	235	(1)	7.3%	234	249
8.5% Debentures due 2029	250	(68)	12.1%	182	181
7.5% Debentures due 2028	250	(79)	11.6%	171	170
7.75% Notes due 2011	200	(29)	14.5%	171	165
Notes due 2011 with interest at floating rates (6.32% at September 30, 2008)	200	(29)	LIBOR +10.2%	171	164
7.875% Notes due 2009	8	—	10.5%	8	144
7.4% Debentures due 2018	100	(25)	11.8%	75	74
0% Debentures, due in installments through 2012	13	(4)	13.9%	9	9
6.95% Notes due 2008	—	—		—	195
5.25% Notes due 2008	—	—		—	149
15.50% Senior Notes due 2010	293	(70)	36.8%	223	—
Secured Debt of Abitibi:
13.75% Senior Secured Notes due 2011	413	—		413	—
Unsecured Debt of Bowater:
7.95% Notes due 2011	600	(1)	8.0%	599	599
6.5% Notes due 2013	400	(1)	6.5%	399	399
9.38% Debentures due 2021	200	(1)	9.4%	199	199
9.00% Debentures due 2009	248	—		248	248
Notes due 2010 with interest at floating rates (5.82% at September 30, 2008)	234	—		234	234
10.85% Debentures due 2014	117	25	6.5%	142	145
9.50% Debentures due 2012	125	—		125	125
10.60% Notes due 2011	70	7	6.6%	77	79
7.75% Recycling facilities revenue bonds due 2022	62	—		62	62
7.40% Recycling facilities revenue bonds due 2022	40	—		40	40
Industrial revenue bonds due 2029 with interest at floating rates (7.60% at September 30, 2008)	34	—		34	34
7.625% Recycling facilities revenue bonds due 2016	30	—		30	30
10.50% Notes due at various dates from 2009 to 2010	20	2	7.3%	22	38
10.26% Notes due at various dates from 2009 to 2011	7	—	7.2%	7	10
6.5% UDAG loan agreement due at various dates from 2009 to 2010	5	—		5	5
7.40% Pollution control revenue bonds due at various dates from 2009 to 2010	4	—		4	5
10.63% Notes due 2010	3	—		3	3
Non-interest bearing loan with Government of Quebec due 2008	—	—		—	7
Unsecured Debt of AbitibiBowater:
8% (10% if paid in kind) Convertible Notes due 2013	350	(99)	18.5%	251	—

	$6,156	$(693)		5,463	5,059
Less: Current installments of long-term debt				(273)	(364)

Long-term debt, net of current installments				$5,190	$4,695

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
Total debt
As of September 30, 2008, the principal amount of long-term debt maturities for the next five years is as follows:

			Abitibi
(Unaudited, in millions)	Abitibi	Bowater	Bowater	Total

October 1, 2008 to December 31, 2008	$—	$1	$—	$1
Twelve months ended December 31, 2009	11	262	—	273
Twelve months ended December 31, 2010	691	257	—	948
Twelve months ended December 31, 2011	817	672	—	1,489
Twelve months ended December 31, 2012	3	125	—	128
Thereafter	2,085	882	350	3,317

	3,607	2,199	350	6,156
Discounts and revaluation of debt	(625)	31	(99)	(693)

	$2,982	$2,230	$251	$5,463

Amounts due during the period October 1, 2008 through September 30, 2009 are recorded as “Current installments of long-term debt” in our Consolidated Balance Sheets. All other amounts are recorded as “Long-term debt, net of current installments.” Total long-term debt, net of current installments, includes a reduction of $521 million and $576 million at September 30, 2008 and December 31, 2007, respectively, due to the revaluation of the debt balances upon the acquisition of Abitibi in October 2007, the acquisition of the Grenada Operations paper mill in August 2000 and the acquisition of Avenor Inc. in July 1998. Total long-term debt, net of current installments, also includes unamortized original issue discounts of $172 million and $3 million at September 30, 2008 and December 31, 2007, respectively.
If Abitibi defaults under the terms of any of its indebtedness, some or all of Abitibi’s other long-term debt instruments could also go into default, possibly leading to the acceleration of the maturity of these obligations, and requiring the presentation of these obligations as current liabilities. If Bowater defaults under the terms of any of its indebtedness, some or all of Bowater’s other long-term debt instruments could also go into default, possibly leading to the acceleration of the maturity of these obligations, and requiring the presentation of these obligations as current liabilities. There are no cross-defaults or cross-acceleration provisions under Abitibi’s obligations as it relates to Bowater and under Bowater’s obligations as it relates to Abitibi; however, AbitibiBowater has guaranteed certain debt obligations of Bowater and certain of its subsidiaries.
The fair value of our notes and debentures was determined by reference to quoted market prices or by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities. The fair value of our debt at September 30, 2008 and December 31, 2007 was approximately $3.9 billion and approximately $4.4 billion, respectively.
Interest Expense
The components of interest expense are as follows for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2008	2007	2008	2007

Components of interest expense:
Amortization of deferred financing costs	$14	$2	$28	$4
Amortization of debt discount	10	—	20	—
Amortization of debt revaluation	12	(3)	39	(6)

Total amortization	36	(1)	87	(2)
Change in fair value of interest rate swaps	(1)	—	(7)	—
Interest paid or accrued	152	48	439	144

Interest expense	$187	$47	$519	$142

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
11. Income Taxes
The income tax provision attributable to loss before income taxes and minority interests differs from the amounts computed by applying the United States federal statutory income tax rate of 35% as a result of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2008	2007	2008	2007

Loss before income taxes and minority interests	$(344)	$(146)	$(839)	$(219)

Expected income tax benefit	121	51	294	77
Increase (decrease) in income taxes resulting from:
Valuation allowance (1)	(126)	(34)	(298)	(71)
Foreign exchange	29	(16)	57	(33)
State income taxes, net of federal income tax benefit	1	1	—	—
Foreign taxes	5	(2)	(16)	9
Tax reserves	2	5	(6)	5
Other, net	18	(4)	21	(6)

Income tax benefit (provision)	$50	$1	$52	$(19)

(1)	During the three months ended September 30, 2008 and 2007, income tax benefits of approximately $126 million and $34 million, respectively, generated on the majority of our current quarter operating losses outside the United States were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. During the nine months ended September 30, 2008 and 2007, income tax benefits of approximately $301 million and $71 million, respectively, generated on the majority of our operating losses outside the United States for the first nine months of 2008 and 2007 were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future operating losses generated by these operations will probably be offset by additional increases to the valuation allowance (tax charge).
For the three and nine months ended September 30, 2008, our income tax provision calculation was changed from a method using a forecasted global effective tax rate to a method which calculates the effective tax rate based on the actual income in each separate legal entity. This method is provided under FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB No. 28” and is permitted in circumstances where reliable forecasts of income on a legal entity basis are not available.

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
12. Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets are as follows:

	September 30,	December 31,
(Unaudited, in millions)	2008	2007

Unamortized prior service costs (1)	$3	$—
Unamortized actuarial gains and losses (2)	(151)	(135)
Foreign currency translation (3)	(36)	1
Unrecognized losses on hedging transactions (4)	—	(10)

	$(184)	$(144)

(1)	As of September 30, 2008 and December 31, 2007, net of deferred tax provision of $16 million and $13 million, respectively. Net of minority interest of $3 million as of September 30, 2008 and $2 million as of December 31, 2007.

(2)	As of September 30, 2008 and December 31, 2007, net of deferred tax benefit of $71 million and $67 million, respectively.

(3)	No tax effect is recorded for foreign currency translation since the foreign net assets translated are deemed indefinitely invested.

(4)	As of September 30, 2008 and December 31, 2007, net of deferred tax benefit of zero and $5 million, respectively.
13. Financial Instruments
We utilize certain derivative instruments to enhance our ability to manage risk relating to cash flow exposures. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and do not constitute positions independent of those exposures. We do not enter into contracts for speculative purposes; however, we do, from time to time, enter into interest rate, commodity and currency derivative contracts that are not accounted for as accounting hedges. Counterparty risk is limited to institutions with long-term debt ratings of A or better for North American financial institutions or ratings of AA or better for international institutions.
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

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements

				Range Of
				Natural Gas
		Net Asset/		Index Prices,
	Notional	(Liability)	SFAS 157	Interest Rates and
	Amount of	Fair	Valuation	Exchange Rates
(Unaudited, in million except rates and prices)	Derivatives	Value	Hierarchy*	per US$

As of September 30, 2008:
Foreign Currency Exchange Agreements:
Sell Euros due in 2008	$12	$1	Level 2	$.6536 - .6780
Sell British pound sterling due in 2008	6	1	Level 2	1.9624-1.9690

Natural Gas Swap Agreements:
Due in 2008	2	—	Level 2	5.815-14.145
Due in 2009	2	—	Level 2	6.741-14.320

Receive Fixed Rate Interest Rate Swaps	100	3	Level 2	6.21%-6.23%

As of December 31, 2007:
Foreign Currency Exchange Agreements:
Buy Canadian dollars due in 2008	$70	$6	n/a	$1.048 - 1.199
Sell Canadian dollars due in 2008	70	(1)	n/a	1.004 - 1.199
Natural Gas Swap Agreements due in 2008	6	—	n/a	6.56 - 9.87
Receive Fixed Rate Interest Rate Swaps	850	(4)	n/a	2.53% - 4.73%

*We adopted SFAS 157 effective January 1, 2008. At December 31, 2007, the fair value of our derivative financial instruments was based on current termination values or quoted market prices of comparable contracts. At September 30, 2008, the fair value of our derivative instruments was calculated using similar information, except that the values have been adjusted for the risk of non-performance of the obligor in the contract. The change in fair value of our derivative instruments as of January 1, 2008 as a result of adopting SFAS 157 was inconsequential.
The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. We have entered into master netting agreements with those counterparties that provide that in the event of default, any amounts due to or from a counterparty will be offset. The risk of counterparty nonperformance is considered to be unlikely.
The components of the cash flow hedges included in “Accumulated other comprehensive loss” are as follows:

	Nine Months Ended
	September 30,
(Unaudited, in millions)	2008	2007

Losses reclassified on matured cash flow hedges	$14	$1
Unrecognized losses for change in value on outstanding cash flow hedging instruments	1	—

	15	1
Income tax provision	(5)	—

Change in “Accumulated other comprehensive loss”	$10	$1

We expect to reclassify gains of $0.4 million, net of tax, from “Accumulated other comprehensive loss” to the Consolidated Statements of Operations during the next twelve months as the hedged forecasted transactions occur.

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
15. Off-Balance Sheet Debt Guarantees
In connection with Bowater’s 1999 land sale and note monetization, we guarantee 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our Qualified Special Purpose Entities (“QSPEs”). Bowater guarantees approximately $5 million of the investor notes’ principal balance as of September 30, 2008. This guarantee is proportionately reduced by annual principal repayments on the investor notes (annual minimum repayments of $2 million) through 2008. The remaining investor notes’ principal amount is to be repaid in 2009. Timber Note Holdings LLC has assets of approximately $24 million and obligations of approximately $22 million, which include the investor notes. Bowater would be required to perform on the guarantee if the QSPE were to default on the investor notes or if there were a default on the notes receivable, neither of which has ever occurred.
16. Segment Information
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are newsprint, coated papers, specialty papers, market pulp and wood products.
None of the income or loss items following “Operating loss” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, gains on dispositions of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.

ABITBIBOWATER INC.
Notes to Unaudited Consolidated Financial Statements
The following tables summarize information about segment sales and operating income (loss) for the three and nine months ended September 30, 2008 and 2007:

			Coated	Specialty	Market	Wood	Corporate	Consolidated
(Unaudited, in millions)		Newsprint	Papers	Papers	Pulp	Products	and Other	Total

Sales

Third quarter	2008	$826	$176	$473	$156	$98	$1	$1,730
Third quarter	2007	296	152	142	160	62	3	815

Year to date	2008	2,423	511	1,381	493	345	1	5,154
Year to date	2007	912	410	434	431	189	9	2,385

Operating income (loss)(1)

Third quarter	2008	$28	$30	$7	$6	$(10)	$(220)	$(159)
Third quarter	2007	(39)	14	(20)	29	(11)	(55)	(82)

Year to date	2008	(40)	99	(64)	58	(58)	(366)	(371)
Year to date	2007	(55)	27	(39)	66	(32)	(9)	(42)

(1)	“Corporate and Other” operating loss included net gain from disposition of assets of $5 million and $17 million for the three months ended September 30, 2008 and 2007, respectively, and $45 million and $140 million for the nine months ended September 30, 2008 and 2007, respectively. “Corporate and Other” operating loss included employee termination costs of $7 million and $22 million for the three and nine months ended September 30, 2008, respectively, closure costs, impairment and other related charges of $138 million and $165 million for the three and nine months ended September 30, 2008, respectively and charges for the writedown of mill stores inventory related to the permanent closure of our Donnacona and Mackenzie paper mills of $10 million for the three and nine months ended September 30, 2008. “Corporate and Other” operating loss also included a pre-tax charge for an arbitration award of $28 million for the three and nine months ended September 30, 2007.

ABITIBIBOWATER INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition for the three and nine months ended September 30, 2008. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Unaudited Consolidated Financial Statements and related notes appearing in Item 1 of this Form 10-Q. As discussed in more detail in Note 1 to the Unaudited Consolidated Financial Statements, on October 29, 2007, Bowater Incorporated (“Bowater”) and Abitibi-Consolidated Inc. (“Abitibi”) combined in a merger of equals under a newly formed holding company, AbitibiBowater Inc. (“AbitibiBowater”) (the “Combination”). Bowater was deemed to be the “acquirer” of Abitibi for accounting purposes; therefore, the financial information and discussion below reflect the results of operations and financial position of Bowater for the periods before the closing of the Combination and those of both Abitibi and Bowater for periods beginning on or after the closing of the Combination. This means that our Unaudited Consolidated Financial Statements, including related notes, reflect the operations and financial position of both Abitibi and Bowater as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and those of only Bowater for the three and nine months ended September 30, 2007. All share and share-related information has been restated for all periods presented prior to the Combination to reflect the Bowater exchange ratio of 0.52 per share.
Transactions within the AbitibiBowater Consolidated Group of Companies
Prior to April 1, 2008, Donohue Corp. (“Donohue”) was a wholly-owned subsidiary of Abitibi-Consolidated Company of Canada (“ACCC”), which was a wholly-owned subsidiary of Abitibi. Donohue owns 52% of the Augusta Newsprint Company and operates the U.S. recycling operations and the Alabama River newsprint mill and, prior to its sale on April 10, 2008, the Snowflake paper mill. On April 1, 2008, ACCC transferred all of the outstanding common and preferred stock of Donohue to AbitibiBowater US Holding LLC (“Holding”), a direct subsidiary of AbitibiBowater, for a combination of cash and notes issued or assumed by Holding. As a result, Donohue is no longer a subsidiary of Abitibi, but remains an indirect subsidiary of AbitibiBowater.
On May 12, 2008, AbitibiBowater contributed to Bowater, as additional paid-in-capital, a promissory note executed by AbitibiBowater in favor of Bowater. On May 15, 2008, Bowater transferred the ownership interest it held in its wholly-owned subsidiary, Bowater Newsprint South LLC (“Newsprint South”), to AbitibiBowater. Newsprint South owns and operates the Coosa Pines, Alabama and Grenada, Mississippi mills, as well as the Westover, Alabama sawmill. As a result, Newsprint South is no longer a subsidiary of Bowater, but is now a direct and wholly-owned subsidiary of AbitibiBowater.
Reference to “Abitibi” or “Bowater” includes the operations of Donohue and Newsprint South, respectively, for the applicable period.
Cautionary Statements Regarding Forward-Looking Information and Use of Third Party Data
Statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our refinancing activities, our efforts to improve operating and financial performance, our plans for future price increases for certain of our products, our efforts to reduce costs and increase revenues and profitability, our business outlook, our curtailment of production of certain of our products, our assessments of market conditions, our ability to achieve targeted synergies, our ability to meet our $1 billion debt reduction target (including the success of our program to sell non-core assets and the success of other actions aimed at reducing our debt) and our strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate” and other terms with similar meaning indicating possible future events or potential impact on the business or shareholders of AbitibiBowater.

ABITIBIBOWATER INC.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, our substantial indebtedness and our ability to refinance our existing indebtedness or to obtain financing or otherwise derive additional liquidity, especially in light of the current decline in the global economy and the credit crisis, our capital intensive operations and the adequacy of our capital resources, our ability to meet the continued listing requirements of the New York Stock Exchange, industry conditions generally and further growth in alternative media, our ability to realize announced price increases, our ability to obtain timely contributions to our cost-reduction initiatives from our unionized and salaried employees, the prices and terms under which we would be able to sell targeted assets, the volatility of the U.S. dollar against the Canadian dollar, the costs of raw materials such as energy, chemicals and fiber and the success of our post-merger integration activities, including the rollout of information technology platforms and billing and procurement systems as well as the impact of our liquidity position on the relationship with our customers, vendors and trade creditors. In addition, with respect to forward-looking statements relating to the Combination, the following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: the risk that the businesses will not be integrated successfully or that the improved financial performance, product quality and product development will not be achieved; the risk that other combinations within the industry or other factors may limit our ability to improve our competitive position; the risk that the cost savings and other expected synergies from the Combination may not be fully realized or may take longer to realize than expected; and disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers. Additional risks that could cause actual results to differ from forward-looking statements are enumerated in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008 and as further updated in Item 1A. “Risk Factors” in Part II of this Form 10-Q. All forward-looking statements in this report are expressly qualified by information contained in this report and in our other filings with the SEC and the Canadian securities regulatory authorities. AbitibiBowater disclaims any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.
Market and Industry Data
Information about industry or general economic conditions contained in this report is derived from third party sources (i.e., the Pulp and Paper Products Council; RISI, Inc.; and certain trade publications) that we believe are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.
Accounting Policies and Estimates
The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition in our Unaudited Consolidated Financial Statements included in this quarterly report. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008. Our critical accounting estimates are described in “Management’s Discussion & Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, as updated below for Goodwill and Long-lived Asset Impairment.
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

ABITIBIBOWATER INC.
Goodwill

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
Our products are commodity products; therefore, pricing is inherently volatile and often follows a cyclical pattern. The average price over a commodity cycle forms the basis of our product pricing assumption. We derive our pricing estimates from information generated internally, from industry research firms and from other published reports and forecasts. As of December 31, 2007, because the strength of the Canadian dollar (as compared to the U.S. dollar) was near historical highs, we believed a potential buyer would consider a shorter-term view of exchange rates between the Canadian and U.S. dollar. Therefore, we used foreign exchange rates that are based on market forward rates followed by a gradual reversion to a 5-year historical average.
Determining the reporting units to which we should allocate the goodwill takes considerable judgment and is based upon the determination of the reportable segments, which in and of itself, requires management’s judgment. We are required to evaluate whether each component (i.e., one level below the reportable segment) is a business by assessing those business elements (inputs, processes, outputs) that are present within the component, those business elements that are missing from the component, and the degree of difficulty in replacing the missing elements. Further, if any of the components are considered a business, we are required to determine whether they are similar for purposes of aggregation into a single reporting unit. Our similarity assessment included a review of the customers, products, distribution methods and other pertinent information associated with each component that qualifies as a business and prepares discrete financial information and is regularly reviewed by segment management. Once the reporting units are defined, we were required to determine which reporting units benefited synergistically from an acquisition and allocate the acquired goodwill to those reporting units based on a reasonable and supportable methodology that is conceptually consistent with the amount of goodwill that would be recognized in a purchase combination involving those reporting units.
In our 2007 impairment test, there were no indications of impairment for any of our reporting units, and the fair value of each reporting unit exceeded the respective carrying value of each reporting unit by at least 10%.
During the third quarter of 2008 and subsequent to the end of the third quarter, we experienced a significant decline in the price of our publicly-traded common stock and, accordingly, a significant decline in our market capitalization. We believe the decline in our stock price was principally driven by the current economic environment and the extraordinary decline in the worldwide stock market as a whole. It has also been impacted by Abitibi’s and Bowater’s liquidity concerns. We do not believe that these events impact the fair value of our reporting units with allocated goodwill; however, they would impact our ability to reconcile the fair value of our reporting units to our market capitalization. As part of our annual goodwill impairment test, which we will perform in the fourth quarter of 2008, we will prepare a reconciliation of the fair value of our reporting units to our market capitalization. As a result of this reconciliation process, and if our stock price remains at current levels for a more extended period of time, it is possible that we could identify factors impacting enterprise value that have not yet been reflected in our assessment of reporting unit fair value. Any consequent reduction in the estimated fair value of our reporting units as a result of the identification of such factors could result in a non-cash goodwill impairment charge.

ABITIBIBOWATER INC.
Long-lived Asset Impairment

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
For fixed assets acquired in an acquisition, we estimate their fair value based on accepted valuation techniques. These techniques are dependent upon management estimates and assumptions. In connection with the Combination, the preliminary estimates of fair value related to Abitibi’s fixed assets and other intangible assets were $3.2 billion and $1.2 billion, respectively. The initial purchase price allocation will be finalized in the fourth quarter of 2008 after our receipt and review of all pertinent information, including final valuation reports from an independent third party. The final purchase price allocation adjustments will impact the balances of our long-lived assets.
Fixed assets acquired in an acquisition and asset impairment loss calculations require us to apply judgment in estimating asset fair values and future cash flows, including periods of operation, projections of product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation, projected capital spending and specifically for fixed assets, acquired assigned useful lives and discount rates. One key assumption, especially for our long-lived assets in Canada, is the foreign exchange rate. We determined the foreign exchange rates based on market forward rates followed by a gradual reversion to a 5-year historical average.
Immediately upon the Combination, we began a comprehensive strategic review of our operations to reduce costs and improve our profitability. On November 29, 2007, we announced the results of the initial phase of our comprehensive review, which, among other things, included our decision to reduce our newsprint and specialty papers production capacity by approximately one million metric tons per year. The reductions include the permanent closure of our Dalhousie, New Brunswick facility, the indefinite idling of our Donnacona, Quebec facility and the permanent closure of paper machine no. 3 at our Gatineau, Quebec facility. These actions were completed in the first quarter of 2008.
In November 2008, we announced the permanent closure of our previously idled Donnacona and Mackenzie paper mills, based on current market conditions. Upon review of the recoverability of the long-lived assets at these facilities, we used this additional information and recorded long-lived asset impairment charges of $127 million at our Donnacona paper mill and $12 million at our Mackenzie paper mill for the three and nine months ended September 30, 2008. The fair values of the long-lived assets of Donnacona and Mackenzie of $10 million and zero, respectively, were determined based on their estimated sale and salvage values.
Business Strategy and Outlook
We continue to take steps to create a stronger and more efficient manufacturing platform that we believe will better enable us to address the challenges created by newsprint demand declines in North America and significant input cost pressures. Our goal is to create a low-cost, financially disciplined organization with a stronger financial profile that is focused on migrating to value-added products and higher growth markets. We are executing our business strategy to successfully achieve this goal, the result of which we believe will be a more dynamic and competitive organization better able to meet the needs of our customers and challenges of the marketplace while delivering significant value to our shareholders.
During the first quarter of 2008, we completed the implementation of the first phase of a strategic review of our business, pursuant to which, among other things, we reduced our newsprint and specialty papers production capacity by almost 1 million metric tons per year. The reductions included the permanent closure of the Belgo (Shawinigan, Quebec) and Dalhousie (New Brunswick) mills, as well as the indefinite idling of the Donnacona (Quebec) and Mackenzie (British Columbia) mills. We also indefinitely idled two sawmills that directly support the Mackenzie paper operation. These facilities in the aggregate represent capacity of approximately 600,000 metric tons of newsprint, 400,000 metric tons of specialty papers, and 500 million board feet of lumber, and were all cash flow negative. Additionally, we permanently closed previously idled paper mills at Fort William (Thunder Bay, Ontario) and Lufkin (Texas), as well as the No. 3 paper machine at the Gatineau (Quebec) facility. The previously idled operations had a total capacity of approximately 650,000 metric tons.

ABITIBIBOWATER INC.
During the second quarter of 2008, we announced the actions to be taken as a result of the second phase of our strategic review and made other announcements including:
▪	Our intention to grow our international presence in newsprint. In 2007, the combined company exported approximately 1.6 million tons from North America. Although the Phase I closures and idling removed substantial export newsprint capacity (Dalhousie and Mackenzie), during the third quarter of 2008, our export shipments increased 3% compared to the second quarter of 2008.

▪	The restart of a specialty machine at our Dolbeau, Quebec facility in February, which significantly improved the site’s competitiveness.

▪	The idling of nearly 50% of our lumber production and the consolidation of certain of our lumber operations in Eastern Canada, materially improving our cost competitiveness and reducing our loss on the business.

▪	An increase in our target asset sales to $750 million by the end of 2009 including the sale of our Mokpo, South Korea paper mill, as well as additional sales including forest lands, sawmills, hydroelectric sites and other assets.
Subsequently, we have made the following additional decisions or announcements:
▪	We permanently closed the previously idled Donnacona (Quebec) and Mackenzie (British Columbia) paper mills. The non-cash impairment charge related to these actions was $139 million, which was recorded in the third quarter of 2008. Additionally, $10 million of mill stores inventory was determined to be unusable and was recorded in cost of sales.

▪	The announcement of approximately 30,000 to 35,000 metric tons per month of market-related downtime in newsprint during the fourth quarter of 2008. These actions have been focused at sites which use recycled fiber, including: the Coosa Pines, Alabama mill for two weeks in October 2008; the No. 4 paper machine at the Gatineau (Quebec) facility for the entire month of October 2008; and the Thorold, Ontario mill in November 2008. We have not yet announced which facilities will be idled in December 2008.

▪	The announcement of approximately 35,000 metric tons, 23,000 short tons and 9,000 short tons of market-related downtime in pulp, coated papers and specialty papers, respectively, during the fourth quarter of 2008.

▪	Based on customer input, we expect a further decline in North American newsprint consumption in 2009. In light of these developments, we plan to reduce capacity in 2009 by taking 50,000 metric tons of market-related downtime monthly recognizing the need to be flexible, responding to exchange rate volatility, fiber and energy costs as well as other market and economic developments.
The actions discussed above, along with our progress in achieving our targeted synergies, have helped mitigate the significant cost pressures from recycled fiber and energy prices we experienced in the third quarter.
From a financial perspective, improving liquidity and reducing debt continue to be top priorities going forward. As of September 30, 2008, our total liquidity was comprised of liquidity at our Abitibi and Bowater subsidiaries. Cash generated by our Donohue and Newsprint South subsidiaries is used, in part, to service the debt obligations of Abitibi and Bowater, respectively. As of September 30, 2008, we had cash on hand of approximately $295 million ($100 million at Bowater, $184 million at Abitibi and $11 million at Donohue). Additionally, as of September 30, 2008, Bowater had $76 million of available borrowings under its bank credit facilities. See the “Liquidity and Capital Resources” section for a more detailed discussion of our liquidity, short-term bank debt (including our bank credit facilities) and current installments of long-term debt and April 1, 2008 refinancings.
As of September 30, 2008, total short-term bank debt and current installments of long-term debt totaled $1,002 million. In order to address our significant upcoming debt maturities, which primarily consist of: (i) Abitibi’s $347 million Term Loan due March 30, 2009, (ii) Bowater’s Canadian credit facility which matures on June 5, 2009 ($67 million outstanding at September 30, 2008) and (iii) Bowater’s $248 million 9% debentures due August 1, 2009, we are currently pursuing refinancing alternatives (see “Liquidity and Capital Resources”) and the sale of assets. In addition, Abitibi’s and Donohue’s $350 million accounts receivable securitization program could terminate in July 2009 ($255 million outstanding at September 30, 2008), if not renewed.

ABITIBIBOWATER INC.
We believe that cash on hand, cash generated from our operations and access to our existing credit facilities will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and contractual obligations (excluding debt maturities) for the next twelve months. However, the weakening U.S. and global economy, together with the current credit environment, could reduce our ability to generate cash from operations. In the event we do not generate adequate cash from operations, our existing credit facilities may not provide us with sufficient liquidity to support our operations. In addition, we will need to refinance the short-term debt obligations discussed above. For a discussion of the various refinancing transactions we are pursuing, see “Liquidity and Capital Resources — Overview” below. However, considering current market conditions and the instability of the credit markets, no assurance can be made that we will be able to complete these refinancing transactions or that they will be completed on terms that are acceptable to us. If our future cash flow is insufficient and refinancing or additional financing is unavailable, we may be unable to meet our debt obligations. If we default under the terms of some of our indebtedness, the relevant debt holders may accelerate the maturity of its obligations, which could cause cross-defaults or cross-acceleration under our other obligations. There are no cross-defaults or cross-acceleration provisions under Abitibi’s obligations as it relates to Bowater and under Bowater’s obligations as it relates to Abitibi.
On April 1, 2008, we successfully completed a series of refinancing transactions designed to address near-term debt maturities and general liquidity needs principally at our Abitibi subsidiary. See “Liquidity and Capital Resources” below for additional information.
We are making progress on achieving our targeted synergies as a result of the Combination and expect to generate annualized synergies of approximately $375 million by the end of 2009. At the end of the third quarter of 2008, we had achieved an annual run rate of approximately $320 million in captured synergies. We will seek to implement additional measures as we enhance our operating efficiency and productivity through continual systems analyses and operational improvements. We believe that the synergies resulting from the Combination and these additional measures will enhance our ability to further decrease production costs per ton and to increase operating cash flow and margins. We expect these synergies to be achieved from improved efficiencies in such areas as production, selling and administrative expenses, procurement and logistics costs.
We have established a goal of reducing our debt by $1 billion within the next three years. We have increased our target for asset sales from approximately $500 million to $750 million by the end of 2009, which includes the sale of our newsprint mill in Snowflake, Arizona (which was sold on April 10, 2008), the sale of our Mokpo, South Korea paper mill, as well as additional sales including timberlands, sawmills, hydroelectric sites and other assets. As part of this debt reduction initiative, we will continue to review non-core assets and seek to divest those that no longer fit within our long-term strategic business plan.
We continue to take a disciplined approach to capital spending and expect that total capital spending will be in the range of $150 million to $200 million during 2008, which is significantly below our expected depreciation for 2008. Additionally, we expect to maintain capital spending, on an annual basis, below $200 million until market conditions improve and translate to strong positive cash flow.
We have successfully implemented each of our previously announced North American newsprint price increases through November and we anticipate implementing the December 2008 $20 per metric ton price increase. During 2008, we have also implemented price increases in export newsprint, coated papers, specialty papers and market pulp. Our operating segment financial performance improved in the third quarter of 2008 compared to the second quarter of 2008, and we expect further improvements in the fourth quarter of 2008. We believe that the combination of newsprint price increases, continued integration efforts, implementation of actions resulting from both phases of our strategic review, further progress toward achievement of our synergy targets, current reductions in energy and fiber costs and the current strength of the U.S. dollar against the Canadian dollar will result in significant improvements during the remainder of 2008 and into 2009.
Overview of Financial Performance
Through our subsidiaries, we manufacture newsprint, coated and specialty papers, market pulp and wood products. We operate pulp and paper facilities and wood products facilities in Canada, the United States, the United Kingdom and South Korea. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products.

ABITIBIBOWATER INC.
In our newsprint segment, North American newsprint consumption continued to decline and we continued to seek growth in the stronger international destinations by exporting newsprint from North America into areas where market conditions are more favorable. The supply-demand balance for coated mechanical papers continued to decline in the third quarter of 2008 primarily due to sharp declines in advertising. In specialty papers, the industry experienced increased North American demand for standard uncoated mechanical papers, while North American demand for lightweight or directory grades and supercalendered high gloss papers declined. The decrease in global demand for market pulp during the third quarter of 2008 was primarily due to offshore markets, particularly China. Our wood products segment continues to be negatively impacted by a weaker U.S. housing market and lower demand.
The discussion of comparative historical financial information that follows in this section includes the combined operating results of Abitibi and Bowater for the three and nine months ending September 30, 2008, but only Bowater results in the comparable periods of 2007, as the Combination was completed on October 29, 2007, and Bowater was deemed to be the acquirer for accounting purposes.
Our net loss for the third quarter of 2008 was $302 million, or $5.23 per share, as compared to a net loss of $251 million, or $4.36 per share, for the second quarter of 2008 and a net loss of $142 million, or $4.75 per share, for the third quarter of 2007.
Our sales in the third quarter of 2008 were $1.7 billion, an increase of $915 million from the third quarter of 2007, primarily due to the inclusion of Abitibi’s operating results. Excluding sales of $870 million attributable to Abitibi, sales for the third quarter of 2008 amounted to $860 million, an increase of $45 million, or 5.5%, from the third quarter of 2007. Transaction prices for newsprint, coated papers, specialty papers and market pulp were significantly higher than the third quarter of 2007 and the second quarter of 2008 (excluding market pulp which was only slightly higher in the third quarter of 2008 compared to the second quarter of 2008). Lumber prices in the third quarter of 2008 were lower compared to the third quarter of 2007. Excluding Abitibi’s shipments for the third quarter of 2008, on a comparable basis to the third quarter of 2007, specialty papers shipments were slightly lower, while newsprint shipments were 40,000 metric tons lower, coated papers shipments were 24,000 short tons lower, market pulp shipments were 38,000 metric tons lower and lumber shipments were 22,000 mbf lower.
Our operating loss in the third quarter of 2008 was $159 million, compared to an operating loss of $63 million in the second quarter of 2008. The increase in our operating loss was primarily due to the $139 million long-lived asset impairment charges recorded in the third quarter of 2008 for our Donnacona and Mackenzie paper mills, as discussed above. Our loss by segment (newsprint, coated papers, specialty papers, market pulp and wood products) improved by approximately $49 million compared to the second quarter of 2008, driven by higher transaction prices in our newsprint, coated papers, specialty papers and market pulp segments, partially offset by higher costs per ton in our newsprint, coated papers and market pulp segments due in part to increased fiber and energy costs.
For purposes of the “Business and Financial Review” section which follows, Abitibi’s results include Donohue and Bowater’s results include Newsprint South for all periods presented.

ABITIBIBOWATER INC.
Business and Financial Review
Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Unaudited, in millions)	2008	2007	Change	2008	2007	Change

Sales	$1,730	$815	$915	$5,154	$2,385	$2,769
Operating loss	(159)	(82)	(77)	(371)	(42)	(329)
Net loss	(302)	(142)	(160)	(801)	(240)	(561)
Net loss per share — basic and diluted	(5.23)	(4.75)	(0.48)	(13.91)	(8.04)	(5.87)

Significant items that improved (lowered) operating loss:
Sales — Bowater			$45			$132
Sales — Abitibi			870			2,637

Change in sales			915			2,769

Manufacturing costs — Bowater			40			46
Manufacturing costs — Abitibi			(766)			(2,446)

Change in cost of sales and depreciation, amortization, and cost of timber harvested			(726)			(2,400)

Distribution costs — Bowater			(5)			(12)
Distribution costs — Abitibi			(106)			(329)

Change in distribution costs			(111)			(341)

Change in selling and administrative expenses			(33)			(125)

Change in arbitration award			28			28

Change in closure costs, impairment and other related charges			(138)			(165)

Change in net gains on disposition of assets			(12)			(95)

			$(77)			$(329)

Three months ended September 30, 2008 versus September 30, 2007

Sales
Sales increased in the third quarter of 2008 as compared to the third quarter of 2007 by $915 million, primarily due to the inclusion of Abitibi’s results. Excluding sales attributable to Abitibi of approximately $870 million, sales on a comparable basis to the third quarter of 2007, increased by $45 million, due primarily to higher transaction prices for newsprint, coated papers, specialty papers and market pulp. Shipments on a comparable basis were lower for newsprint, coated papers, specialty papers, market pulp and lumber in the third quarter of 2008 as compared to the third quarter of 2007.

ABITIBIBOWATER INC.
Operating Loss
Operating loss increased in the third quarter of 2008 as compared to the third quarter of 2007. The inclusion of Abitibi’s results in the third quarter of 2008 contributed an operating loss of $39 million. Excluding the impact of Abitibi’s results, the operating loss of $120 million in the third quarter of 2008 represents an increase of $38 million from the operating loss of $82 million in the third quarter of 2007. The operating loss in the third quarter of 2008 also includes asset impairment charges of $139 million for our Donnacona and Mackenzie paper mills, as discussed below. The above table analyzes the major items that increased operating loss. A brief explanation of these major items follows.
Manufacturing costs, excluding Abitibi’s results, decreased in the third quarter of 2008 as compared to the third quarter of 2007 by $40 million, primarily due to lower volumes ($27 million) and lower costs for labor and benefits ($27 million), depreciation ($9 million), favorable currency exchange ($5 million) and other favorable costs, partially offset by increased costs for fiber and wood ($50 million) and energy ($13 million).
Distribution costs, excluding Abitibi’s results, were slightly higher in the third quarter of 2008 as compared to the third quarter of 2007. Higher distribution costs per ton were almost entirely offset by reduced shipment volumes.
Selling and administrative costs increased in the third quarter of 2008 as compared to the third quarter of 2007 due primarily to the inclusion of Abitibi’s selling and administrative expenses.
Additionally, in the third quarter of 2008, we incurred approximately $138 million in closure costs, impairment and other related charges, primarily due to long-lived asset impairment charges related to the permanent closures of our Donnacona, Quebec, and Mackenzie, British Columbia, paper mills, which were indefinitely idled during the first quarter of 2008. We realized $5 million in net gains on disposition of timberlands and other fixed assets in the third quarter of 2008, compared to net gains of $17 million in the same period of 2007.
Net Loss
Net loss in the third quarter of 2008 was $302 million, or $5.23 per common share, an increase in net loss of $160 million, or $0.48 per common share, compared to the third quarter of 2007. The increase in net loss was a result of the increase in operating loss ($77 million) and the impairment charges as noted above, and an increase in interest expense ($140 million), primarily due to the inclusion of Abitibi for the third quarter of 2008, as well as increased interest rates and amortization of deferred financing fees that resulted from the refinancing transactions consummated on April 1, 2008. These increases in net loss were partially offset by an increased income tax benefit ($49 million).
Nine months ended September 30, 2008 versus September 30, 2007

Sales
Sales increased in the first nine months of 2008 as compared to the same period of 2007 by $2,769 million, primarily due to the inclusion of Abitibi’s results. Excluding sales attributable to Abitibi of approximately $2,637 million, sales on a comparable basis for the first nine months of 2007 increased by $132 million, due primarily to higher transaction prices for newsprint, coated papers, specialty papers and market pulp. Shipments on a comparable basis were flat for our coated papers and specialty papers and were lower for newsprint, market pulp and lumber for the nine months ended September 30, 2008 as compared to the same period of 2007.

ABITIBIBOWATER INC.
Operating Loss
Operating loss increased in the first nine months of 2008 as compared to the same period of 2007. The inclusion of Abitibi’s results in the first nine months of 2008 contributed an operating loss of $271 million. Excluding the impact of Abitibi’s results, the operating loss of $100 million in the first nine months of 2008 represents an increase of $58 million from the operating loss of $42 million in the first nine months of 2007. The above table analyzes the major items that increased operating loss. A brief explanation of these major items follows.
Manufacturing costs, excluding Abitibi’s results, decreased in the first nine months of 2008 as compared to the same period of 2007 by $46 million, primarily due to lower costs for labor and benefits ($72 million), maintenance repairs ($17 million), lower volumes ($45 million), depreciation ($20 million) and other favorable costs, partially offset by increased costs for fiber and wood ($97 million) and energy ($24 million).
Distribution costs, excluding Abitibi’s results, were higher in the first nine months of 2008 as compared to the same period of 2007, despite a significant reduction in shipments year over year. Distribution costs per ton in 2008 were significantly higher as a result of our market mix of domestic versus export shipments, higher fuel charges by our carriers and the destination of customers.
Selling and administrative costs increased in the first nine months of 2008 as compared to the same period of 2007 due primarily to the inclusion of Abitibi’s selling and administrative expenses.
Additionally, in the first nine months of 2008, we incurred approximately $165 million in closure costs, impairment and other related charges, primarily due to long-lived asset impairment charges related to the permanent closures of our Donnacona, Quebec, and Mackenzie, British Columbia, paper mills, which were indefinitely idled during the first quarter of 2008. In addition, we incurred charges for severance costs for workforce reductions across several facilities, the permanent closure of our recycling facility at Baie-Comeau and additional charges for noncancelable contracts and severance at our Dalhousie and Donnacona operations. We realized $45 million in net gains on disposition of timberlands and other fixed assets in the first nine months of 2008, compared to net gains of $140 million in the same period of 2007.
Net Loss
Net loss in the first nine months of 2008 was $801 million, or $13.91 per common share, an increase in net loss of $561 million, or $5.87 per common share, compared to the same period of 2007. The increase in net loss was a result of the increase in operating loss ($329 million) and the impairment charges as noted above, and an increase in interest expense ($377 million) due to the inclusion of Abitibi for the first nine months of 2008, as well as increased interest rates and amortization of deferred financing fees that resulted from the refinancing transactions consummated on April 1, 2008. These increases in net loss were partially offset by a gain on extinguishment of debt of $31 million included in other income (expense), net (see “Liquidity and Capital Resources”), a foreign exchange loss that improved to a foreign exchange gain ($67 million) and an income tax provision that improved to an income tax benefit ($71 million).
Segment Results of Operations
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products. In general, our products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates. None of the income or loss items following “Operating loss” in our Unaudited Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, gains on dispositions of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense and depreciation expense are, however, allocated to our segments. For further information regarding our segments, see Note 16 to our Unaudited Consolidated Financial Statements included in this Form 10-Q.

ABITIBIBOWATER INC.
Newsprint

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change

Average price (per metric ton)	$718	$586	$132	$669	$603	$66
Average cost (per metric ton)	$695	$663	$32	$680	$640	$40
Shipments (thousands of metric tons)	1,149	505	644	3,621	1,512	2,109
Downtime (thousands of metric tons)	28	67	(39)	94	187	(93)
Inventory at end of period (thousands of metric tons)	218	104	114	218	104	114

(Unaudited, in millions)

Sales	$826	$296	$530	$2,423	$912	$1,511
Segment operating income (loss)	28	(39)	67	(40)	(55)	15

Significant items that improved (lowered) segment operating income (loss):
Product pricing — Bowater			$69			$98
Shipments — Bowater			(29)			(68)
Sales — Abitibi			490			1,481

Change in sales			530			1,511

Manufacturing costs — Bowater			2			2
Manufacturing costs — Abitibi			(400)			(1,292)

Change in cost of sales and depreciation, amortization and cost of timber harvested			(398)			(1,290)

Distribution costs — Bowater			(1)			(1)
Distribution costs — Abitibi			(63)			(193)

Change in distribution costs			(64)			(194)

Change in selling and administrative expenses			(1)			(12)

			$67			$15

Three months ended September 30, 2008 versus September 30, 2007

Segment sales increased in the third quarter of 2008 as compared to the third quarter of 2007 primarily due to the inclusion of Abitibi’s results. Sales for the third quarter of 2008 were $826 million and shipments were 1,149,000 metric tons, whereas sales for the third quarter of 2007 on an unaudited combined basis for Abitibi and Bowater were $800 million and shipments were 1,335,000 metric tons.
Excluding sales of $490 million attributable to Abitibi, Bowater’s sales in the third quarter of 2008 amounted to $336 million, $40 million higher compared to the third quarter of 2007. Excluding shipments of 684,000 metric tons attributable to Abitibi, Bowater’s newsprint shipments for the third quarter of 2008 were 465,000 metric tons. While North American consumption continued its decline in the third quarter of 2008, we continue to seek growth in the stronger international destinations by exporting newsprint from North America into areas where market conditions are

ABITIBIBOWATER INC.
more favorable. The third quarter average transaction price was higher than the comparable period in the prior year and the second quarter of 2008 as a result of our announced North American newsprint price increases. We have implemented each of the previously announced North American newsprint price increases through November and expect to implement the announced $20 per ton December increase.
In the third quarter of 2008, the total downtime was primarily related to maintenance at several of our facilities. Inventory levels at September 30, 2008 of 218,000 metric tons were flat compared to inventory levels at December 31, 2007. Inventory levels at September 30, 2008 as compared to September 30, 2007 were higher due to the inclusion of Abitibi’s newsprint inventory.
Segment operating results improved to $28 million of operating income in the third quarter of 2008 compared to a $39 million operating loss in the third quarter of 2007, primarily as a result of higher sales for Bowater as discussed above and operating income of $24 million contributed by Abitibi’s operations for the third quarter of 2008. Segment operating income for Bowater, excluding Abitibi’s income of $24 million, increased from a $39 million loss in the third quarter of 2007 to $4 million of operating income in the third quarter of 2008. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows.
Segment manufacturing costs, excluding Abitibi’s results, were $2 million lower in the third quarter of 2008 as compared to the third quarter of 2007, primarily due to the favorable impact of lower labor and benefit costs ($9 million), lower depreciation ($4 million), favorable currency exchange ($6 million) and other favorable costs. These favorable costs were offset by unfavorable input costs for wood and fiber ($30 million) and energy ($6 million).
Segment distribution costs and selling and administrative costs increased in the third quarter of 2008 compared to the third quarter of 2007, primarily due to the inclusion of Abitibi’s results.
Nine months ended September 30, 2008 versus September 30, 2007

Segment sales increased in the first nine months of 2008 as compared to the same period of 2007, primarily due to the inclusion of Abitibi’s results. Sales for the first nine months of 2008 were $2,423 million and shipments were 3,621,000 metric tons, whereas sales for the first nine months of 2007 on an unaudited combined basis for Abitibi and Bowater were $2,421 million and shipments were 3,948,000 metric tons.
Excluding sales of $1,481 million attributable to Abitibi, Bowater’s sales in the first nine months of 2008 amounted to $942 million compared to $912 million for the same period of 2007. Excluding shipments of 2,206,000 metric tons attributable to Abitibi, Bowater’s newsprint shipments for the nine months of 2008 were 1,415,000 metric tons. Despite a significant decrease in shipments, Bowater’s sales increased $30 million year over year due to implemented transaction price increases.
In the first nine months of 2008, the total downtime was primarily related to our indefinite idling of our Mackenzie facility and maintenance at several other facilities.
Segment operating loss decreased to $40 million in the first nine months of 2008 compared to $55 million in the first nine months of 2007, despite an operating loss of $19 million contributed by Abitibi’s operations for the first nine months of 2008. Segment operating loss for Bowater, excluding Abitibi’s loss of $19 million, decreased from $55 million in the first nine months of 2007 to $21 million in the first nine months of 2008. The above table analyzes the major items that decreased operating loss. A brief explanation of these major items follows.
Segment manufacturing costs, excluding Abitibi’s results in the first nine months of 2008, decreased $2 million compared to the same period of 2007, despite a significant increase in input costs for wood and fiber ($61 million), energy ($11 million) and an unfavorable currency exchange ($18 million). These increased input costs were offset by lower costs for labor and benefits ($34 million), repairs ($7 million), depreciation ($12 million) and other favorable costs.

ABITIBIBOWATER INC.
Segment distribution costs and selling and administrative costs increased in the first nine months of 2008 compared to the same period of 2007, primarily due to the inclusion of Abitibi’s results. Bowater’s increased distribution costs per ton were offset by lower shipments.
Newsprint Third Party Data (source: Pulp and Paper Products Council): In the nine months ended September 30, 2008, total North American newsprint demand declined 9.4%, compared to the same period last year. North American net exports of newsprint were 3.0% higher than 2007 levels. Inventories (North American mills and U.S. users) at September 30, 2008 were 368,000 metric tons, 19.1% lower than September 30, 2007. The days of supply at the U.S. daily newspapers was 48 days at September 30, 2008, 23.1% higher compared to September 30, 2007. The North American operating rate was 95.0% for the nine months ended September 30, 2008.
Coated Papers

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change

Average price (per short ton)	$920	$707	$213	$882	$703	$179
Average cost (per short ton)	$764	$642	$122	$712	$657	$55
Shipments (thousands of short tons)	191	215	(24)	579	583	(4)
Downtime (thousands of short tons)	7	5	2	9	29	(20)
Inventory at end of period (thousands of short tons)	42	33	9	42	33	9

(Unaudited, in millions)

Sales	$176	$152	$24	$511	$410	$101
Segment operating income	30	14	16	99	27	72

Significant items that improved (lowered) segment operating income:
Product pricing			$45			$107
Shipment volume			(21)			(6)

Change in sales			24			101

Change in cost of sales and depreciation, amortization and cost of timber harvested			(7)			(24)

Change in distribution costs			(2)			(5)

Change in selling and administrative expenses			1			—

			$16			$72

Three months ended September 30, 2008 versus September 30, 2007

The Combination did not impact our coated papers segment results as Abitibi does not have any facilities that produce or sell coated papers.
Segment sales increased to $176 million in the third quarter of 2008 compared to $152 million in the third quarter of 2007, as a result of significantly higher transaction prices, partially offset by a decrease in shipments. Our average transaction price increased by 30%, primarily from implemented transaction price increases over the prior 12 months.
Segment operating income increased $16 million in the third quarter of 2008 as compared to the third quarter of 2007, primarily due to increased sales as discussed above. The above table analyzes the major items that impacted operating income. Manufacturing costs and manufacturing costs per ton increased due to increased input costs for wood and fiber, energy and chemicals.

ABITIBIBOWATER INC.
Nine months ended September 30, 2008 versus September 30, 2007
Segment sales increased to $511 million in the first nine months of 2008 compared to $410 million in the same period of 2007, as a result of significantly higher transaction prices. Our average transaction price increased by 25% as compared to the same period of 2007 due to implemented transaction price increases over the prior 12 months.
Segment operating income increased by $72 million in the first nine months of 2008 as compared to the same period of 2007, primarily due to increased sales as discussed above, partially offset by higher manufacturing costs. The above table analyzes the major items that impacted operating income. The higher manufacturing costs are due to increased costs for purchased fiber and wood ($8 million), chemicals ($12 million) and fuel ($6 million).
Coated Papers Third Party Data (source: Pulp and Paper Products Council): U.S. consumer magazine advertising pages decreased 9.5% in the first nine months of 2008 compared to the same period of 2007. North American demand for coated mechanical papers decreased 11.0% in the first nine months of 2008 compared to the same period of 2007. The industry operating rate was 88.0% in the first nine months of 2008 compared to 95.0% in the same period of 2007. North American coated mechanical mill inventories were at 26 days supply at September 30, 2008 compared to 13 days supply at September 30, 2007.

ABITIBIBOWATER INC.
Specialty Papers

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change

Average price (per short ton)	$778	$660	$118	$747	$655	$92
Average cost (per short ton)	$768	$753	$15	$779	$713	$66
Shipments (thousands of short tons)	607	215	392	1,855	663	1,192
Downtime (thousands of short tons)	12	37	(25)	92	51	41
Inventory at end of period (thousands of short tons)	161	68	93	161	68	93

(Unaudited, in millions)

Sales	$473	$142	$331	$1,381	$434	$947
Segment operating income (loss)	7	(20)	27	(64)	(39)	(25)

Significant items that improved (lowered) segment operating income (loss):
Product pricing — Bowater			$22			$48
Shipments — Bowater			(4)			(1)
Sales — Abitibi			313			900

Change in sales			331			947

Manufacturing costs — Bowater			14			1
Manufacturing costs — Abitibi			(281)			(861)

Change in cost of sales and depreciation, amortization, and cost of timber harvested			(267)			(860)

Distribution costs — Bowater			(3)			(8)
Distribution costs — Abitibi			(35)			(103)

Change in distribution costs			(38)			(111)

Change in selling and administrative expenses			1			(1)

			$27			$(25)

Three months ended September 30, 2008 versus September 30, 2007

Segment sales increased in the third quarter of 2008 as compared to the third quarter of 2007, primarily due to the inclusion of Abitibi’s results. Sales for the third quarter of 2008 were $473 million and shipments were 607,000 short tons, whereas sales for the third quarter of 2007 on an unaudited combined basis for Abitibi and Bowater were $445 million and shipments were 657,000 short tons.
Excluding sales of $313 million attributable to Abitibi, Bowater’s sales in the third quarter of 2008 increased to $160 million from $142 million in the third quarter of 2007. Excluding shipments of 397,000 short tons attributable to Abitibi, Bowater’s specialty papers shipments for the third quarter of 2008 were 210,000 short tons. The increase in Bowater’s sales was due to higher product pricing due to implemented price increases for our uncoated mechanical grades over the corresponding period.

ABITIBIBOWATER INC.
Our downtime in the third quarter of 2008 was primarily due to market-related downtime at our Dolbeau facility. Inventory levels at September 30, 2008 of 161,000 short tons increased from 151,000 short tons at December 31, 2007. Inventory levels at September 30, 2008 as compared to September 30, 2007 were higher due to the inclusion of Abitibi’s inventory.
The segment had operating income in the third quarter of 2008 as compared to an operating loss in the third quarter of 2007, primarily due to higher product pricing in the third quarter of 2008. Segment operating income for Bowater, excluding Abitibi’s loss of $4 million, increased from a $20 million operating loss in the third quarter of 2007 to $11 million of operating income in the third quarter of 2008, primarily due to increased sales as discussed above and decreased manufacturing costs as discussed below. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows.
Segment manufacturing costs, excluding Abitibi’s results, decreased $14 million in the third quarter of 2008 compared to the third quarter of 2007, primarily due to lower volumes ($3 million), lower labor and benefit costs ($6 million) and lower depreciation ($3 million), partially offset by unfavorable costs for wood and fiber ($5 million) and energy ($5 million).
Segment distribution costs increased in the third quarter of 2008 compared to the third quarter of 2007, primarily due to the inclusion of Abitibi’s results.
Nine months ended September 30, 2008 versus September 30, 2007

Segment sales increased in the first nine months of 2008 as compared to the same period of 2007, primarily due to the inclusion of Abitibi’s results. Sales for the first nine months of 2008 were $1,381 million and shipments were 1,855,000 short tons, whereas sales for the first nine months of 2007 on an unaudited combined basis for Abitibi and Bowater were $1,316 million and shipments were 1,946,000 short tons.
Excluding sales of $900 million attributable to Abitibi, Bowater’s sales for 2008 increased to $481 million from $434 million in the first nine months of 2007. Excluding shipments of 1,195,000 short tons attributable to Abitibi, Bowater’s specialty papers shipments for the first nine months of 2008 were 660,000 short tons. The increase in Bowater’s sales was due primarily to higher product pricing, as shipments were slightly lower.
Our downtime in the first nine months of 2008 was primarily due to the indefinite idling of our Donnacona facility, which was permanently closed in November 2008, and market-related downtime at our Dolbeau facility.
Segment operating loss increased in the first nine months of 2008 as compared to the same period of 2007, primarily as a result of the inclusion of Abitibi’s results for the first nine months of 2008, which contributed an operating loss of $69 million. Segment operating income for Bowater, which excludes Abitibi’s loss, increased from a $39 million loss in the first nine months of 2007 to $5 million of income in the same period of 2008. The above table analyzes the major items that increased operating loss. A brief explanation of these major items follows.
Segment manufacturing costs, excluding Abitibi’s results, were flat in the first nine months of 2008 as compared to the same period of 2007. Favorable labor and benefit costs ($11 million), lower repairs ($5 million), lower depreciation ($4 million) and other favorable costs were offset by unfavorable input costs for wood and fiber ($11 million), energy ($9 million) and an unfavorable currency exchange ($12 million).
Segment distribution costs increased in the first nine months of 2008 compared to the same period of 2007, primarily due to the inclusion of Abitibi’s results and higher distribution costs per ton from higher transportation and fuel costs.
Specialty Papers Third Party Data (source: Pulp and Paper Products Council): In the first nine months of 2008 compared to the same period in 2007, North American demand for supercalendered high gloss papers was down 1.9%, for lightweight or directory grades was down 8.1% and for standard uncoated mechanical papers was up 9.6%. The industry operating rate was 92.0% in the first nine months of 2008 compared to 88.0% for the same period of 2007. North American uncoated mechanical mill inventories were at 17 days supply at September 30, 2008 compared to 22 days supply at September 30, 2007.

ABITIBIBOWATER INC.
Market Pulp

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change

Average price (per metric ton)	$723	$672	$51	$718	$651	$67
Average cost (per metric ton)	$698	$550	$148	$635	$551	$84
Shipments (thousands of metric tons)	215	238	(23)	686	662	24
Downtime (thousands of metric tons)	16	9	(7)	36	32	4
Inventory at end of period (thousands of metric tons)	64	51	13	64	51	13

(Unaudited, in millions)

Sales	$156	$160	$(4)	$493	$431	$62
Segment operating income	6	29	(23)	58	66	(8)

Significant items that improved (lowered) segment operating income:
Product pricing — Bowater			$12			$49
Shipments — Bowater			(27)			(31)
Sales — Abitibi			11			44

Change in sales			(4)			62

Manufacturing costs — Bowater			(4)			(20)
Manufacturing costs — Abitibi			(13)			(45)

Change in cost of sales and depreciation, amortization, and cost of timber harvested			(17)			(65)

Distribution costs — Bowater			(2)			(5)
Distribution costs — Abitibi			—			(1)

Change in distribution costs			(2)			(6)

Change in selling and administrative expenses			—			1

			$(23)			$(8)

Three months ended September 30, 2008 versus September 30, 2007

Segment sales decreased in the third quarter of 2008 as compared to the third quarter of 2007 due to lower shipments, which were almost entirely offset by Abitibi’s results and increased transaction prices. Sales for the third quarter of 2008 were $156 million and shipments were 215,000 metric tons, whereas sales for the third quarter of 2007 on an unaudited combined basis for Abitibi and Bowater were $173 million and shipments were 260,000 metric tons.
Excluding sales of $11 million attributable to Abitibi, Bowater’s sales for 2008 decreased to $145 million from $160 million in the third quarter of 2007. Excluding shipments of 15,000 metric tons attributable to Abitibi, Bowater’s market pulp shipments for the third quarter of 2008 were 200,000 metric tons. The decrease in Bowater’s sales was primarily due to lower volumes, partially offset by higher transaction prices.

ABITIBIBOWATER INC.
Inventory levels at September 30, 2008 of 64,000 metric tons increased from 50,000 metric tons at December 31, 2007 and 51,000 metric tons at September 30, 2007.
Segment operating income decreased in the third quarter of 2008 as compared to 2007, primarily as a result of increased manufacturing costs and the decrease in sales, as noted above. Segment operating loss attributable to the inclusion of Abitibi for the third quarter of 2008 was approximately $3 million. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs, excluding Abitibi’s results, were $4 million higher in the third quarter of 2008 as compared to the third quarter of 2007, primarily due to higher costs for wood and fiber ($10 million) and chemicals ($5 million), partially offset by lower volumes ($12 million).
Nine months ended September 30, 2008 versus September 30, 2007

Segment sales increased in the first nine months of 2008 as compared to the same period of 2007, primarily due to the inclusion of Abitibi’s results. Sales for the first nine months of 2008 were $493 million and shipments were 686,000 metric tons, whereas sales for the first nine months of 2007 on an unaudited combined basis for Abitibi and Bowater were $475 million and shipments were 735,000 metric tons.
Excluding sales of $45 million attributable to Abitibi, Bowater’s sales for the first nine months of 2008 increased to $448 million from $431 million in the same period of 2007. Excluding shipments of 66,000 metric tons attributable to Abitibi, Bowater’s market pulp shipments for the first nine months of 2008 were 620,000 metric tons. The increase in product selling price accounted for $48 million of the increase in sales, as the product price increased from $651 per metric ton in the first nine months of 2007 to $718 per metric ton in the first nine months of 2008, an increase of 10%.
Segment operating income decreased in the first nine months of 2008 as compared to 2007, primarily as a result of increased manufacturing costs, partially offset by the increase in sales, as noted above. Segment operating results attributable to the inclusion of Abitibi for the first nine months of 2008 was a loss of approximately $2 million. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs, excluding Abitibi’s results, were $20 million higher in the first nine months of 2008 as compared to the same period of 2007, primarily due to higher input costs for wood and fiber ($20 million), chemicals ($11 million), fuel ($5 million) and an unfavorable currency exchange ($10 million), partially offset by lower volumes ($11 million), lower labor and benefit costs ($5 million) and other slightly favorable costs.
Market Pulp Third Party Data (source: Pulp and Paper Products Council): World demand for market pulp increased 1.9% or 0.6 million metrics tons in the first nine months of 2008 compared to the same period of 2007. Demand was up 6.3% in Eastern Europe, the world’s largest pulp market, up 12.3% in China, up 11.5% in Latin America and up 7.6% in Africa and Asia, other than China and Japan. World producers shipped at 90% of capacity in the first nine months of 2008 compared to 93% in the same period of 2007. World producer inventories were at 44 days supply at September 30, 2008, an increase of 15 days compared to 29 days supply at September 30, 2007.

ABITIBIBOWATER INC.
Wood Products

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change

Average price (per mbf)	$276	$301	$(25)	$278	$285	$(7)
Average cost (per mbf)	$305	$354	$(49)	$328	$333	$(5)
Shipments (millions of mbf)	354	206	148	1,228	663	565
Downtime (millions of mbf)	326	76	250	837	145	692
Inventory at end of period (millions of mbf)	309	43	266	309	43	266

(Unaudited, in millions)

Sales	$98	$62	$36	$345	$189	$156
Segment operating loss	(10)	(11)	1	(58)	(32)	(26)

Significant items that improved (lowered) segment operating loss:
Product pricing — Bowater			$(15)			$(32)
Shipments — Bowater			(5)			(24)
Sales — Abitibi			56			212

Change in sales			36			156

Manufacturing costs — Bowater			21			51
Manufacturing costs — Abitibi			(52)			(207)

Change in cost of sales and depreciation, amortization, and cost of timber harvested			(31)			(156)

Distribution costs — Bowater			3			7
Distribution costs — Abitibi			(8)			(32)

Change in distribution costs			(5)			(25)

Change in selling and administrative expenses			1			(1)

			$1			$(26)

Three months ended September 30, 2008 versus September 30, 2007
Segment sales increased in the third quarter of 2008 as compared to the third quarter of 2007, primarily due to the inclusion of Abitibi’s results. Sales for the third quarter of 2008 were $98 million and shipments were 354 million board feet, whereas sales for the third quarter of 2007 on an unaudited combined basis for Abitibi and Bowater were $169 million and shipments were 546 million board feet.
Excluding sales of $56 million attributable to Abitibi, Bowater’s sales for the third quarter of 2008 decreased to $42 million from $62 million in the third quarter of 2007. Excluding shipments of 170 million board feet attributable to Abitibi, Bowater’s lumber shipments for the third quarter of 2008 were 184 million board feet. The decrease in shipments of wood products was due primarily to lower demand from a weak U.S. housing market. We are not expecting any significant improvements in the wood products market in the short term. As such, during the first quarter of 2008, we announced the curtailment of annualized capacity of approximately 1.3 billion board feet of lumber in the provinces of Quebec and British Columbia.

ABITIBIBOWATER INC.
Segment operating loss decreased slightly in the third quarter of 2008 as compared to the third quarter of 2007 despite the inclusion of Abitibi’s results for the first quarter of 2008, which contributed an operating loss of $3 million. The segment operating loss for Bowater, which excludes Abitibi’s loss, resulted in an operating loss decrease of $4 million compared to the third quarter of 2007. The above table analyzes the major items that increased our operating loss. A brief explanation of these major items follows.
The significant decrease in Bowater’s shipments in the third quarter of 2008 was offset by lower distribution costs and manufacturing costs for Bowater in the third quarter of 2008 compared to the third quarter of 2007. The decrease in Bowater’s manufacturing costs was primarily due to lower volumes.
Nine months ended September 30, 2008 versus September 30, 2007
Segment sales increased in the first nine months of 2008 as compared to the same period of 2007, primarily due to the inclusion of Abitibi’s results. Sales for the first nine months of 2008 were $345 million and shipments were 1,228 million board feet, whereas sales for the first nine months of 2007 on an unaudited combined basis for Abitibi and Bowater were $525 million and shipments were 1,783 million board feet.
Excluding sales of $212 million attributable to Abitibi, Bowater’s sales for the first nine months of 2008 decreased to $133 million from $189 million in the same period of 2007. Excluding shipments of 702 million board feet attributable to Abitibi, Bowater’s lumber shipments for the first nine months of 2008 were 526 million board feet. The decrease in shipments of wood products was due primarily to lower demand from a weak U.S. housing market.
Segment operating loss increased in the first nine months of 2008 as compared to the same period of 2007 as a result of the inclusion of Abitibi’s results for the first nine months of 2008, which contributed an operating loss of $30 million. The segment operating loss for Bowater, which excludes Abitibi’s loss, resulted in an operating loss decrease of $4 million compared to the first nine months of 2007. The above table analyzes the major items that increased our operating loss. A brief explanation of these major items follows.
The significant decrease in Bowater’s shipments in the first nine months of 2008 was offset by lower distribution costs and manufacturing costs. Manufacturing costs were lower for Bowater in the first nine months of 2008 compared to the same period of 2007, primarily due to lower volumes ($21 million), lower costs for wood ($3 million) and labor and benefits ($7 million), partially offset by an unfavorable currency exchange ($10 million).
Wood Products Third Party Data (source: U.S. Census Bureau): U.S. housing starts decreased 31.1% to 817,000 units in the first nine months of 2008, compared to 1,185,000 units in the first nine months of 2007, and are at their lowest level in approximately 17 years.

ABITIBIBOWATER INC.
Corporate and Other
We exclude net gain on disposition of assets, closure costs, impairment and other related charges, employee termination costs and merger related charges from our internal review of segment results. Also excluded from our segment results are corporate and other items, which include timber sales and general and administrative expenses. These items are analyzed separately from our segment results. The following table is included in order to facilitate the reconciliation of our segment sales and segment operating (loss) income to our total sales and operating loss on our Consolidated Statements of Operations.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Unaudited, in millions)	2008	2007	Change	2008	2007	Change

Sales	$1	$3	$(2)	$1	$9	$(8)
Corporate and other loss	(220)	(55)	(165)	(366)	(9)	(357)

Sales	$1	$3	$(2)	$1	$9	$(8)
Costs comprised of:
Manufacturing costs	(16)	(7)	(9)	(40)	(20)	(20)
Manufacturing costs — Employee severance costs	(4)	(7)	3	(6)	(21)	15

Total cost of sales and depreciation, amortization and cost of timber harvested	(20)	(14)	(6)	(46)	(41)	(5)

Administrative expenses	(65)	(22)	(43)	(185)	(65)	(120)
Administrative expenses — Merger and severance related costs	(3)	(11)	8	(16)	(24)	8

Total administrative expenses	(68)	(33)	(35)	(201)	(89)	(112)

Closure costs, impairment and other related charges	(138)	—	(138)	(165)	—	(165)

Arbitration award	—	(28)	28	—	(28)	28

Net gain on disposition of assets	5	17	(12)	45	140	(95)

Total corporate and other loss	$(220)	$(55)	$(165)	$(366)	$(9)	$(357)

Sales
Sales of timberlands, which is not included in our operating segments, declined to $1million in the third quarter and first nine months of 2008, as the land that was producing the timberlands has been sold in our land sales program.
Manufacturing costs
Manufacturing costs included in corporate and other include the cost of timberlands. Employee severance costs include the cost of employee reduction initiatives (severance and pension related). Manufacturing costs for the three and nine months ended September 30, 2008 included $10 million for the writedown of mill stores inventory related to the permanent closure of our Donnacona and Mackenzie paper mills in November 2008.
Administrative expenses
The increase in administrative expenses in the third quarter and first nine months of 2008 as compared to the comparable periods of 2007 was primarily due to the inclusion of Abitibi’s administrative expenses for the third quarter and first nine months of 2008.
Closure costs, impairment and other related charges
Immediately upon the Combination, we began a comprehensive strategic review of our operations to reduce costs and improve our profitability. On November 29, 2007, we announced the results of the initial phase of our comprehensive review, which included a decision to reduce our newsprint and specialty papers production capacity by approximately one million metric tons per year. The reductions included the permanent closure of Bowater’s Dalhousie, New Brunswick facility and Abitibi’s Belgo, Quebec facility, Fort William, Ontario facility and Lufkin, Texas facility, as well as the indefinite idling of Bowater’s Donnacona, Quebec facility and Abitibi’s Mackenzie, British Columbia facility, including two sawmills that directly support the Mackenzie paper mill operations. Additionally, we decided to permanently close paper machine no. 3 at Bowater’s Gatineau, Quebec facility. The actions were completed in the

ABITIBIBOWATER INC.
first quarter of 2008. We recorded charges of $123 million for long-lived asset impairment, severance and termination costs associated with our Bowater mills in the fourth quarter of 2007. The costs associated with our Abitibi mills were included in liabilities assumed in the Combination. During the nine months ended September 30, 2008, we recorded additional closure costs, impairment and other related charges associated with these actions of $13 million. These charges were primarily for noncancelable contracts and severance at Bowater’s Dalhousie and Donnacona operations.
Additionally, during the three and nine months ended September 30, 2008, we recorded other closure-related costs of $1 million and $9 million, respectively, for severance costs associated with workforce reductions across several facilities. During the nine months ended September 30, 2008, we recorded closure costs of $6 million related to the permanent closure of our Baie-Comeau recycling facility.
In November 2008, we announced the permanent closure of our previously idled Donnacona and Mackenzie paper mills based on current market conditions. As a result, we recorded long-lived asset impairment charges of $127 million at our Donnacona paper mill and $12 million at our Mackenzie paper mill for the three and nine months ended September 30, 2008. Additionally, $10 million of mill stores inventory was determined to be unusable and was recorded in cost of sales. These impairment charges were offset by a $2 million reduction in an asset retirement obligation at our Port Alfred, Quebec facility, which was previously closed.
Arbitration award
In September 2007, we received a decision in an arbitration related to the 1998 sale to Weyerhaeuser Company (“Weyerhaeuser”) of our former pulp and paper facility in Dryden, Ontario. We and Weyerhaeuser had been arbitrating a claim regarding the cost of certain environmental costs related to the mill. The arbitrators awarded Weyerhaeuser approximately $43 million, including interest. As a result of the decision, which was binding upon us and not subject to appeal, we recorded a pre-tax charge of $28 million during the third quarter of 2007.
Net gain on disposition of assets
During the third quarter and first nine months of 2008, we recorded a net pre-tax gain of $5 million and $45 million, respectively, related primarily to the sale of timberlands. During the third quarter and first nine months of 2008, we completed the sale of approximately 900 and 44,000 acres, respectively, of timberlands and other assets. Other assets primarily consist of our Snowflake newsprint mill sold in the second quarter of 2008 and our Price sawmill sold in the first quarter of 2008. These asset sales generated aggregate proceeds of approximately $5 million and $210 million during the third quarter and first nine months of 2008, respectively. During the third quarter and first nine months of 2007, we recorded a net pre-tax gain of $17 million and $140 million, respectively, related primarily to the sale of approximately 11,400 and 119,200 acres, respectively, of timberlands and other assets for proceeds of $19 million and $167 million, respectively.
Other Income (Expense), Net
Other income (expense), net for the first nine months of 2008 includes an improvement in foreign currency exchange of $67 million and a $31 million gain on extinguishment of debt recorded in the second quarter (see “Liquidity and Capital Resources”).
Interest Expense
Interest expense increased $140 million from $47 million in the third quarter of 2007 to $187 million in the third quarter of 2008, and increased $377 million from $142 million in the first nine months of 2007 to $519 million in the same period of 2008. This increase is attributable to the inclusion of Abitibi for the third quarter and first nine months of 2008, as well as increased interest rates and amortization of deferred financing fees that resulted from the refinancing transactions consummated on April 1, 2008 (see “Liquidity and Capital Resources”).
Income Taxes
Our effective tax rate, which resulted in the recording of a tax benefit on a pre-tax loss, was 15% and 6% for the third quarter and first nine months of 2008, respectively. Our effective tax rate, which resulted in the recording of a tax benefit on a pre-tax loss, was 1% for the third quarter of 2007 and the recording of a tax provision on a pre-tax loss of (9)% for the first nine months of 2007.

ABITIBIBOWATER INC.
During the three months ended September 30, 2008 and 2007, income tax benefits of approximately $126 million and $34 million, respectively, generated on the majority of our current quarter operating losses outside the United States were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. During the nine months ended September 30, 2008 and 2007, income tax benefits of approximately $301 million and $71 million, respectively, generated on the majority of our operating losses outside the United States for the first nine months of 2008 and 2007, were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future operating losses generated by these operations will probably be offset by additional increases to the valuation allowance (tax charge).
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of the tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed in the local country. Upon consolidation, such income and gains are eliminated, but we are still liable for the local country taxes. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate. Additionally, we will probably not be recording income tax benefits on the majority of any 2008 operating losses generated outside the United States, which would have an adverse impact on our overall effective income tax rate in future periods. For the three and nine months ended September 30, 2008, our income tax provision calculation was changed from a method using a forecasted global effective tax rate to a method which calculates the effective tax rate based on the actual income in each separate legal entity. This method is provided under FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB No. 28” and is permitted in circumstances where reliable forecasts of income on a legal entity basis are not available.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity and capital resources are cash on hand, cash provided from operations and available borrowings under our credit facilities, as well as our accounts receivable securitization program, which are discussed in more detail below. We also periodically review timberland holdings and sell timberlands as a source of additional liquidity. We have targeted approximately $750 million in asset sales by the end of 2009, including our Mokpo, South Korea paper mill, as well as additional sales including timberlands, sawmills, hydroelectric sites and other assets. It is unclear how the current global credit crisis may impact our ability to sell any of these assets.
We have significant short-term debt maturities which primarily consist of: (i) Abitibi’s $347 million term loan due March 30, 2009 (discussed below), (ii) Bowater’s Canadian credit facility which matures on June 5, 2009 ($67 million outstanding at September 30, 2008) and (iii) Bowater’s $248 million 9% debentures due August 1, 2009. In addition, Abitibi’s and Donohue’s $350 million accounts receivable securitization program could terminate in July 2009 ($255 million outstanding at September 30, 2008), if not renewed.
We believe that cash on hand, cash generated from our operations and access to our existing credit facilities will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and contractual obligations (excluding debt maturities) for the next twelve months. However, the weakening U.S. and global economy, together with the current credit environment, could reduce our ability to generate cash from operations. In the event we do not generate adequate cash from operations, our existing credit facilities may not provide us with sufficient liquidity to support our operations. In addition, we will need to refinance the short-term debt obligations discussed above, which may prove difficult in the current market and economic environment.
The ongoing and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions and companies, and has impacted our ability to refinance our short-term obligations. These financial market conditions have reduced the ability of many companies, including us, to refinance short-term credit facilities and other short-term indebtedness. Our operations are funded by cash generated through our operations and available borrowings under our credit facilities, as well as our accounts receivable securitization program, although these sources will not be sufficient alone to refinance our short-term obligations. We are currently working on refinancing plans for our short-term obligations and intend to refinance these short-term obligations before their due dates. More specifically, we intend to engage in a series of refinancing transactions prior to March 31, 2009, with respect to indebtedness of both Abitibi and Bowater, which we expect to consist of some combination of replacing Bowater’s U.S. and Canadian credit facilities with a senior secured asset-based revolving credit facility, extending Abitibi’s 364-day term loan, and issuing new senior secured notes, among others. However, considering current market conditions and the instability of the credit markets, no assurance can be made that we will be able to complete these refinancing transactions or that they will be completed on terms acceptable to us. If such refinancings are not consummated, we believe our liquidity, and that of Abitibi and Bowater, could approach the minimum amounts necessary to operate our business and we would be highly dependent on the success of our previously announced initiatives, including the receipt of substantial proceeds from asset sales and improved operating performance and conditions. If our future cash flow is insufficient and refinancing or additional financing is unavailable, we may be unable to meet our debt obligations. If we default under the terms of some of our indebtedness, the relevant debt holders may accelerate the maturity of its obligations, which could cause cross-defaults or cross-acceleration under our other obligations. There are no cross-defaults or cross-acceleration provisions under Abitibi’s obligations as it relates to Bowater and under Bowater’s obligations as it relates to Abitibi; however, AbitibiBowater has guaranteed certain debt obligations of Bowater and certain of its subsidiaries.

Cash Used in Operating Activities
During the first nine months of 2008 and 2007, we had a net loss of $801 million and $240 million, respectively. Cash used in operating activities totaled $428 million in the first nine months of 2008 compared to $114 million in the first nine months of 2007. The increase in cash used in operations was primarily related to the significant increases in our net loss and net pension contributions in the first nine months of 2008 compared to the same period of 2007. The increase in our net pension contributions in 2008 was due to the inclusion of Abitibi’s results, as well as an increase in our normal contribution. Additionally, we expect that our continued export of newsprint from North America to international destinations could have a negative impact on our operating cash flows due to the less favorable terms for international sales versus North American sales.
Cash Provided by Investing Activities
Cash provided by investing activities totaled $16 million for the first nine months of 2008 compared to $77 million for the first nine months of 2007. The decrease in cash provided by investing activities during the first nine months of 2008 as compared with the same period in 2007 was due primarily to an increase in deposit requirements for letters of credit, which was partially offset by increased proceeds from timberland and other asset sales (including the sale of our Snowflake newsprint mill) in 2008. Capital expenditures for all periods include compliance, maintenance and projects to increase returns on production assets. We expect to maintain capital spending, on an annual basis, below $200 million until market conditions improve and translate to strong positive cash flow.
Cash Provided by Financing Activities
Cash provided by financing activities totaled $512 million for the first nine months of 2008 compared to $22 million for the first nine months of 2007. The significant increase in the first nine months of 2008 was due to net increased borrowings, primarily as a result of the April 1 refinancing transactions.
Liquidity, Short-term Bank Debt and Current Installments of Long-term Debt
As of September 30, 2008, our total liquidity was comprised of liquidity at our Abitibi and Bowater subsidiaries. Cash generated by our Donohue and Newsprint South subsidiaries is used, in part, to service the debt obligations of Abitibi and Bowater, respectively.
As of September 30, 2008, total short-term bank debt and current installments of long-term debt totaled $1,002 million. In order to address our significant upcoming debt maturities, which, as noted above, primarily consist of: (i) Abitibi’s $347 million term loan due March 30, 2009, (ii) Bowater’s Canadian credit facility which matures on June 5, 2009 ($67 million outstanding at September 30, 2008) and (iii) Bowater’s $248 million 9% debentures due August 1, 2009, we are currently pursuing refinancing alternatives, as discussed below, and the sale of assets. In addition, Abitibi’s and Donohue’s $350 million accounts receivable securitization program could terminate in July 2009 ($255 million outstanding at September 30, 2008), if not renewed.
Abitibi Liquidity and Short-term Bank Debt
Abitibi’s primary sources of liquidity and capital resources are cash on hand, cash provided from operations and available borrowings under the accounts receivable securitization program. In addition, as noted above, cash generated by our Donohue subsidiary is used, in part, to service the debt obligations of Abitibi. As of September 30, 2008, Abitibi and Donohue had cash on hand of approximately $184 million and $11 million, respectively. Abitibi’s and Donohue’s third quarter 2008 cash used in operations was $61 million, an improvement of $38 million as compared to the second quarter of 2008.

Abitibi is forecasting improved quarterly cash from operations. However, Abitibi is not expected to have sufficient cash to repay the $347 million term loan due March 30, 2009, without significant asset sales or external refinancing as presently contemplated by Abitibi’s refinancing plans, which we are actively pursuing. As a result, while our April 1 refinancings alleviated the substantial doubt about Abitibi’s ability to continue as a going concern that we disclosed at December 31, 2007, significant financial uncertainties and challenges remain for Abitibi to overcome including, but not limited to, Abitibi’s ability to repay or to refinance the $347 million term loan due March 30, 2009 and to service its considerable debt, including the new debt resulting from the April 1 refinancings. Furthermore, the transfer of Donohue out of the Abitibi consolidated group has and will continue to impact Abitibi’s results of operations going forward, decreasing its revenues and costs. However, Donohue’s cash flows support the obligations under the $347 million term loan since Abitibi receives interest from AbitibiBowater on the note issued as consideration for the transfer of Donohue to another subsidiary of AbitibiBowater. Management continues to believe that the short-term liquidity constraints at Abitibi, although elevating risks, do not materially affect the financial condition of Bowater or AbitibiBowater on a stand-alone basis.
April 1, 2008 Refinancings
On April 1, 2008, we successfully completed a series of refinancing transactions, which were designed to address the debt maturities and general liquidity needs principally at our Abitibi subsidiary. The transactions included:
▪	A private placement by ACCC of $413 million of 13.75% senior secured notes due April 1, 2011 (“2011 Notes”). The 2011 Notes are guaranteed by several of our subsidiaries, including Abitibi, Donohue and certain of their subsidiaries, and are secured by mortgages on certain pulp and paper mills owned by, and security interests in and pledges of certain other assets of, ACCC and its subsidiaries that are guarantors.

▪	A $400 million 364-day senior secured term loan due March 30, 2009 (the “Term Loan”) to ACCC, with interest at LIBOR plus 800 basis points, with a 3.5% LIBOR floor. On April 15, 2008, ACCC repaid $50 million of the Term Loan with a portion of the proceeds from the April 10, 2008 sale of our Snowflake, Arizona newsprint mill (see Note 8, “Assets Held for Sale and Net Gain on Disposition of Assets”) and repaid another $3 million of the Term Loan with a portion of the proceeds from other debt issuances, which reduced the outstanding balance to $347 million. The Term Loan is secured primarily by the personal property (including accounts receivable and inventory, but excluding equipment, intellectual property and capital stock of subsidiaries) of ACCC, Abitibi and other guarantors, and by a first lien on substantially all of the personal property of Donohue and its subsidiaries (including accounts receivable, inventory and equipment), the pledge of the stock or other equity interest of certain subsidiaries of Donohue and by the real estate relating to our Alabama River newsprint mill. The Term Loan ranks effectively senior to the 2011 Notes and the 2010 Notes (see following paragraph) to the extent of the collateral securing the Term Loan, while the 2011 Notes rank effectively senior to the Term Loan and the 2010 Notes to the extent of the collateral securing the 2011 Notes.

▪	The private exchange of a combination of $293 million principal amount of new senior unsecured 15.5% notes due July 15, 2010 of ACCC (“2010 Notes”) and $218 million in cash for an aggregate of $455 million of outstanding notes issued by Abitibi, ACCC and Abitibi-Consolidated Finance L.P. (“ACF”), a wholly-owned subsidiary of Abitibi. The exchange resulted in a debt extinguishment gain during the second quarter of 2008 of approximately $31 million, which is included in “Other income (expense), net” on our Consolidated Statements of Operations for the nine months ended September 30, 2008. The 2010 Notes were issued at a discount of $82 million. The fair value of the 2010 Notes was determined to be 72% of par, based on observed market prices of the 2010 Notes after they began trading on April 7, 2008 extrapolated backwards to April 1, 2008 based on fluctuations in the observed market prices of comparable outstanding Abitibi public debt. The effective interest rate on the 2010 Notes is 36.8%, after taking into account the discount and fees being amortized over the term of the 2010 Notes. During the second quarter of 2008, Abitibi repaid $21 million of 6.95% Notes due April 1, 2008 and $12 million of 5.25% Notes due June 30, 2008, that were not tendered for exchange in the private exchange offer.

▪	Simultaneously with these transactions, AbitibiBowater consummated a private sale of $350 million of 8% convertible notes due April 15, 2013 (“Convertible Notes”) to Fairfax Financial Holdings Limited (“Fairfax”) and certain of its designated subsidiaries. The Convertible Notes bear interest at a rate of 8% per annum (10% per annum if we elect to pay interest through the issuance of additional convertible notes with the same terms as “pay in kind”). Bowater provided a full and unconditional guarantee of the payment of principal and interest on the Convertible Notes. Bowater’s guarantee ranks equally in right of payment with all of our existing and future unsecured senior indebtedness. The Convertible Notes are not guaranteed by Abitibi or any of its respective subsidiaries. The Convertible Notes are convertible into shares of AbitibiBowater common stock at a conversion price of $10.00 per share (the “Conversion Price”). Since the closing price of our common stock on the issuance date (also the commitment date) of the Convertible Notes exceeded the Conversion Price by $3.00 per share, the Convertible Notes included a beneficial conversion feature. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” we recorded a discount on the Convertible Notes and an increase in paid-in capital of $105 million representing the fair value of the beneficial conversion feature. The effective interest rate on the Convertible Notes is 18.5%, after taking into account the discount and fees being amortized over the term of the Convertible Notes. On April 15, 2008, Fairfax exercised its right to appoint two directors to the Board of AbitibiBowater, pursuant to the terms of the purchase agreement. On October 15, 2008, we elected to make the interest payment due on that date through the issuance of additional convertible notes. As a result, the balance of the Convertible Notes currently outstanding is $369 million.

▪	Abitibi’s former bank credit facility was repaid and cancelled.
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
Accounts Receivable Securitization Program
As of September 30, 2008, amounts outstanding under Abitibi’s and Donohue’s accounts receivable securitization program were as follows:

				Weighted
				Average
		Amount	Termination	Interest
(Unaudited, in millions)	Commitment	Outstanding	Date	Rate

Off-Balance Sheet:
Accounts receivable securitization program	$350	$255	07/09	8.33%

Abitibi and Donohue sell most of their trade receivables through a securitization program in order to reduce working capital requirements. We now maintain an ongoing securitization program committed until July 2009 to obtain aggregate cash proceeds of up to $350 million from accounts receivable. We expect to renew or enter into a similar accounts receivable securitization program prior to the maturity of the existing program.
As of September 30, 2008, Abitibi and Donohue transferred $485 million of trade receivables resulting in cash proceeds of $255 million, which represented the total available at that time under the securitization program. Accounts receivable are sold at discounted amounts based on the securitization provider’s funding cost plus a margin. Abitibi acts as a servicing agent and administers the collection of the accounts receivable sold pursuant to these agreements. The fees received for servicing the accounts receivable approximate the value of services rendered. The amount that can be obtained under our securitization program depends on the amount and nature of the accounts receivable available to be sold. The commitment fee for the unused portion is 50 basis points.
Bowater Liquidity and Short-term Debt
Bowater’s primary sources of liquidity and capital resources are cash on hand, cash provided from operations and available borrowings under its bank credit facilities. In addition, as noted above, cash generated by our Newsprint South subsidiary is used, in part, to service the debt obligations of Bowater. As of September 30, 2008, Bowater had cash on hand of approximately $100 million. Bowater’s and Newsprint South’s third quarter 2008 cash used in operations was $53 million, an increase of $12 million as compared to the second quarter of 2008. In addition, Bowater had $76 million of available borrowings under its bank credit facilities.
Bowater is forecasting improved quarterly cash from operations, but there is no assurance that Bowater will have sufficient cash to repay its $248 million 9% debentures due August 1, 2009, without significant asset sales or external financing as presently contemplated by Bowater’s available refinancing plans. Additionally, Bowater’s $144 million Canadian bank credit facility will expire on June 5, 2009 ($67 million outstanding at September 30, 2008). Bowater is currently seeking to replace both the U.S. and Canadian credit facilities with a senior secured asset-based revolving credit facility with a syndicate of lenders. The U.S. facility would be expected to have a maturity of five years and be secured by a first lien on substantially all of Bowater’s U.S. working capital assets. The Canadian facility would be expected to have a maturity of 364 days and be secured by a first lien on substantially all of BCFPI’s Canadian working capital assets and a second lien on substantially all of Bowater’s U.S. working capital assets. In addition, subject to market conditions, Bowater is exploring the feasibility of issuing senior secured notes contingent upon the consummation of the new asset-based revolving credit facility. The proceeds of any such notes offering would be used to repay Bowater’s 9% debentures due August 1, 2009 and for working capital. Any new notes and related guarantees would likely be secured by security interests in certain collateral subject to permitted liens. However, considering current market conditions and the credit environment, no assurance can be made that we will be able to complete these refinancing transactions or that they will be completed on terms that are acceptable to us. Management believes that the short-term liquidity constraints at Bowater, although elevating risks, do not materially affect the financial condition of Abitibi or AbitibiBowater on a stand-alone basis.
Bowater Bank Credit Facilities
As of September 30, 2008, available borrowings under Bowater’s bank credit facilities were as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
(Unaudited, in millions)	Commitment	Outstanding	Available (1)	Date	Rate (2)

U.S. credit facility	$415	$315	$30	05/11	6.7%
Canadian credit facility	144	67	46	06/09	6.3%

	$559	$382	$76

(1)	The commitment available under each of these revolving bank credit facilities is subject to collateral requirements and covenant restrictions (after giving effect to the financial covenant waivers included in the November 12, 2008 amendment) as described below or in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008 or in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008, and is reduced by outstanding letters of credit of $70 million for the Bowater U.S. credit facility and $31 million for the Bowater Canadian credit facility. Commitment fees for unused portions of Bowater’s U.S. and Canadian credit facilities are 50 and 25 basis points, respectively.

(2)	Borrowings under the Bowater bank credit facilities incur interest based, at our option, on specified market interest rates plus a margin.
Bowater’s U.S. credit agreement is guaranteed by AbitibiBowater, Newsprint South and certain wholly-owned U.S. subsidiaries of Bowater and Newsprint South, and is secured by (i) liens on the inventory, accounts receivable and deposit accounts of Bowater, Newsprint South and their subsidiaries that are guarantors, (ii) pledges of 65% of the stock of certain of our foreign subsidiaries, (iii) pledges of the stock of Bowater’s U.S. subsidiaries that do not own mills or converting facilities and (iv) pledges of the stock of the subsidiaries of Newsprint South. Availability under the U.S. credit facility is limited to 75% of the net consolidated book value of our accounts receivable and inventory, excluding Bowater Canadian Forest Products Inc. (“BCFPI”) and its subsidiaries, and is reduced by the amount of outstanding letters of credit.
Bowater’s Canadian credit agreement is secured by liens on the inventory, accounts receivable and deposit accounts of BCFPI and is guaranteed by Bowater, Newsprint South and certain of their wholly-owned subsidiaries and certain subsidiaries of BCFPI. Availability under the Canadian credit facility is limited to 60% of the net book value of the accounts receivable and inventory of BCFPI and its subsidiaries, and is reduced by the amount of outstanding letters of credit.
Based on information currently available to us, we have no indication that the financial institutions syndicated under Bowater’s U.S. credit agreement and Canadian credit agreement would be unable to fulfill their commitments. However, given the current economic environment and credit risk market crisis, there is no assurance that this may not change in the future.
Amendments to Bank Credit Facilities
For a more complete discussion of Bowater’s U.S. credit facility, Bowater’s Canadian credit facility, as well as certain amendments to these bank credit facilities entered into on November 2, 2007 and February 25, 2008, reference is made to our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, for amendments to these bank credit facilities entered into on March 31, 2008 and April 30, 2008, reference is made to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008, and for amendments to these bank credit facilities entered into on June 6, 2008 and August 7, 2008, reference is made to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008.
Bowater’s U.S. credit facility permits Bowater to send distributions to AbitibiBowater to service interest on AbitibiBowater’s convertible debt provided that no default exists under this facility at the time of such payment and Bowater is in pro forma compliance with this facility’s financial covenants at the time of such payment. Under previous amendments, the lenders under Bowater’s U.S. and Canadian credit facilities implemented a more restrictive borrowing base, using more extensive eligibility criteria and imposing additional reporting obligations on us (although, as described below, the date by which Bowater must comply with these more restrictive requirements is now to be phased in through March 31, 2009).
On November 12, 2008, Bowater and the other parties to its U.S. and Canadian credit facilities entered into amendments to those facilities that, among other things: (1) waive the requirement that Bowater is required to comply immediately with the more restrictive borrowing base requirements by November 15, 2008 and providing instead for phased-in implementation through March 31, 2009 (extending to April 29, 2009 under certain circumstances) and waive compliance with certain financial covenant requirements for the third quarter of 2008 (absent such waiver, Bowater would have been in violation of the senior secured leverage ratio and the interest coverage ratio covenants under the credit facilities for the third quarter); (2) amend certain covenants, including the leverage ratio, for the fourth quarter of 2008; (3) increase the interest rate under each facility by 125 basis points; (4) provide a lien on substantially all Canadian fixed assets and the shares of our South Korean subsidiary (which operates Bowater’s Mokpo mill) to Canadian lenders, as security for indebtedness in a principal amount not to exceed 10% of the shareholders’ equity of BCFPI as of September 30, 2008; (5) add a provision requiring that 75% of the proceeds of asset sales by Bowater or its subsidiaries be used to reduce amounts outstanding under both facilities on a pro rata basis; (6) reduce, pro rata, the aggregate amount of the commitment under both facilities by $10 million; and (7) require that Bowater maintain no more than $70 million of cash on hand, with any excess to be used to reduce amounts outstanding under the facilities.
We expect to be in compliance with the financial covenants of the amended credit facilities through March 31, 2009. However, as discussed above, we expect to refinance Bowater’s U.S. and Canadian credit facilities prior to March 31, 2009. Bowater’s ability to consummate such refinancing will be subject to market and other conditions, and no assurance can be made that such transactions will be consummated on terms acceptable to us, or at all. See “ – Overview.”
The U.S. and Canadian credit facilities further provide that Bowater may make dividends and distributions to AbitibiBowater sufficient to pay (1) taxes attributable to Bowater and its subsidiaries and (2) up to $10 million more than 50% of certain of AbitibiBowater’s annual overhead expenses, such as accounting and auditing costs, director fees, director and officer insurance premiums, franchise taxes, transfer agent fees and legal and other expenses connected to AbitibiBowater’s status as a public company. Overhead expenses do not include management fees, salaries, bonuses or debt service.
Abitibi and Bowater and their subsidiaries may also, from time to time, subject to any applicable restrictions contained in any indebtedness documents, enter into transactions with related parties, including AbitibiBowater for management and other services (such as IT, environmental, human resources and legal services) and intercompany advances, loans and investments, intercompany product sales and purchases.
Employees
As of September 30, 2008 AbitibiBowater employed approximately 15,600 people, of whom approximately 11,000 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union in Canada and predominantly by the United Steelworkers Union in the U.S. As we implement synergies in 2008, we expect to have some decline in employment.
One collective bargaining agreement, covering approximately 150 of our employees, which expired before December 31, 2007, is in the process of being renewed. In 2008, another eight collective bargaining agreements will expire (four of which relate to idled facilities), covering approximately 850 employees. A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada will expire in the third quarter of 2009. The employees at the facility in Mokpo, South Korea have complied with all conditions necessary to strike. The possibility of a strike or lockout of those employees is not clear. While negotiations with the unions in the past have resulted in collective agreements being signed, as is the case with any negotiation, we may not be able to negotiate acceptable new agreements, which could result in strikes or work stoppages by affected employees. Renewal of collective bargaining agreements could also result in higher wage or benefit costs. Therefore, we could experience a disruption of our operations or higher ongoing labor costs which could have a material adverse effect on our business, financial condition or results of operations.
Employee Benefit Plans
The determination of projected benefit obligations and the recognition of expenses related to pension and other postretirement obligations are dependent on assumptions used in calculating these amounts. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates and other factors. Management develops each assumption using relevant company experience in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third party actuarial consultants and adjusted as necessary.

ABITIBIBOWATER INC.
Recent deterioration in the securities markets has impacted the value of the assets included in our defined benefit pension plans, the effect of which has not been reflected in the accompanying consolidated financial statements as of and for the nine months ended September 30, 2008, based on the provisions of SFAS 158, which require plan assets and obligations to be re-measured at December 31, 2008. In June 2008, we embarked on a de-risking strategy with our pension plans by reducing the equity component of such plans. Currently, our plans are comprised of approximately 25% equity and 75% fixed income. Accordingly, we mitigated the recent volatility that went through the equity markets.
Should values not recover before December 31, 2008, the decline in fair value of our plans would result in increased total pension costs for 2009 as compared to total pension costs expected during 2008. However, future minimum cash contributions are not expected to be materially impacted in 2009 as a result of the continued market volatility since the 2009 contributions are largely based on valuations performed as of or prior to January 1, 2008. A continued decline in fair value of our plans may, however, increase the minimum cash contributions that will be required in 2010.
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

ABITIBIBOWATER INC.
To reduce our exposure to differences in Canadian dollar exchange rate fluctuations, we periodically enter into and designate Canadian dollar-forward contracts to hedge certain of our forecasted Canadian dollar cash outflows. We estimate the monthly forecasted Canadian dollar outflows on a rolling 24-month basis and, depending on the level of the Canadian dollar, hedge the first monthly Canadian dollar outflows of manufacturing costs up to 90% of such monthly forecasts in each of the first twelve months and up to 80% in the following twelve months of total forecasted Canadian dollar outflows. At September 30, 2008, we had no Canadian dollar forward contracts or offsetting forward contracts outstanding and at December 31, 2007, we had Canadian dollar forward contracts and offsetting forward contracts outstanding for a notional amount of $70 million. Based on exchange rates and hedging levels during the nine months ended September 30, 2008, a one cent increase in the Canadian dollar exchange rate would have reduced our operating income by approximately $22 million. We also enter into Euro and British pound sterling forward contracts for an amount equal to up to 75% of outstanding sales contracts with customers, depending on the levels of the respective currencies. At December 31, 2007, we had no Euro or British pound sterling forward contracts outstanding while at September 30, 2008 we had $12 million and $6 million, respectively, outstanding. Information regarding the carrying value and fair market value of the contracts is set forth in Note 13 to our Unaudited Consolidated Financial Statements included in this Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate and variable-rate long-term debt and our short-term variable-rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We have a mix of fixed-rate and variable-rate borrowings. At September 30, 2008 and December 31, 2007, we had $5.0 billion and $4.6 billion, respectively, of fixed-rate long-term debt; $0.7 billion and $0.6 billion, respectively, of short-term variable-rate debt; and, $0.5 billion and $0.4 billion, respectively, of long-term variable-rate debt. The fixed-rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable-rate short and long-term debt approximates fair value as it bears interest rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our outstanding short and long-term variable-rate debt, a 100 basis-point increase in interest rates would have increased our interest expense for the nine months ended September 30, 2008 by approximately $9 million before the impact of our interest rate swaps. In addition, Abitibi has $100 million of notional amount of interest rate swaps that exchange a fixed rate for a variable rate. These swaps do not qualify for hedge accounting. A 100 basis point increase in short-term interest rates would have increased our cash disbursements for these swaps by approximately $1 million in the first nine months of 2008. The change in fair value of the instruments is recorded in interest expense in our Consolidated Statement of Operations.

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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2008. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
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
Item 1A. Risk Factors
The following risk factors are intended to update the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on March 20, 2008, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008. In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or future results. The risks described below are not the only risks we are facing. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or results of operations.
Our substantial indebtedness is currently affecting our financial health.
We have a significant amount of indebtedness. As of September 30, 2008, AbitibiBowater had outstanding total debt of approximately $6.2 billion, of which approximately $1.1 billion was secured debt, and shareholders’ equity of $1.2 billion. AbitibiBowater has outstanding long-term convertible notes and each of our Abitibi and Bowater subsidiaries has outstanding long-term notes. In addition, Abitibi utilizes an accounts receivable securitization program and Bowater utilizes bank credit facilities for working capital and other operating needs. Our substantial amount of debt could have important negative consequences, by further:
•	limiting our ability to obtain additional financing, if needed, or refinancing, when needed, for debt service requirements, working capital, capital expenditures or other purposes;

•	increasing our vulnerability to current and future adverse economic and industry conditions;

•	requiring us to dedicate a substantial portion of our cash flows from operations to make payments on our debt;

•	causing us to monetize assets such as timberland or production facilities on terms that may be unfavorable to us;

•	causing us to offer debt or equity securities on terms that may not be favorable to us or our shareholders;

•	reducing funds available for operations, future business opportunities or other purposes;

•	limiting our flexibility in planning for, or reacting to, changes and opportunities in our business and our industry;

•	increasing employee turnover and uncertainty, diverting management’s attention from routine business and hindering our ability to recruit qualified employees; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.
Our bank credit facilities, the indentures governing our various notes, debentures and other debt securities and the terms and conditions of our other indebtedness may permit us or our subsidiaries to incur or guarantee additional indebtedness, including secured indebtedness in some circumstances. The terms of this indebtedness also restrict our ability to sell assets, apply the proceeds of such sales, and reinvest in our business. As discussed in the immediately following risk factor, we expect that we will incur additional or replacement indebtedness in the near term. As a result, some or all of the risks discussed above may increase.
There can be no assurance that we will be able to generate sufficient cash flows to repay our outstanding indebtedness when it matures, in light of (1) the significant decreases in North American demand for newsprint, which is our

ABITIBIBOWATER INC.
principal product, (2) the current weakness in the housing and lumber markets, (3) current pricing for our coated, specialty and market pulp products and (4) the strength of other currencies against the U.S. dollar. As a result of our cash flows for the nine months ended September 30, 2008, on October 15, 2008, we elected to exercise our option to pay interest due on that date on our outstanding convertible senior notes due 2013 by increasing the outstanding principal amount of such notes. We do not have the ability to make similar “payment-in-kind” interest payments on our other outstanding indebtedness. If our future cash flow is insufficient and refinancing or additional financing is unavailable, we may be unable to meet our debt obligations. If we default under the terms of some of our indebtedness, the relevant debt holders may accelerate the maturity of its obligations, which could cause cross-defaults or cross-acceleration under our other obligations. There are no cross-defaults or cross-acceleration provisions under Abitibi’s obligations as it relates to Bowater and under Bowater’s obligations as it relates to Abitibi.
In addition, our substantial indebtedness and current liquidity situation may cause concern to one or more of our customers, vendors or trade creditors. If any customer’s, vendor’s or trade creditor’s concern changes their business relations with us by stopping work, ceasing sales, requiring sales on cash terms or other changes, these changes may materially adversely affect our cash flows and results of operations.
The current decline in the global economy and credit crisis may significantly inhibit our ability to reduce and refinance our current indebtedness.
As of September 30, 2008, total short-term bank debt and current installments of long-term debt totaled $1,002 million. Based on our current and expected cash flows and existing credit facilities, we expect that we will need to refinance a significant portion of this indebtedness. During the third quarter of 2008, the global credit markets suffered a significant contraction, including the failure of some large financial institutions. This has resulted in a significant decline in the credit markets and the overall availability of credit. Although many governments, including the United States, have recently taken actions to ease the current credit crisis and make more credit available, no assurance can be provided that such efforts will be successful. Market disruptions, such as those currently being experienced, as well as our high debt levels and the overall weakness in demand for our products may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if our short-term or long-term borrowing costs dramatically increase, our ability to finance our current operations and meet our short-term and long-term obligations could be adversely affected.
In addition, we have targeted approximately $750 million in asset sales by the end of 2009, including our Mokpo, South Korea paper mill, as well as additional forest lands, sawmills, hydroelectric sites and other assets in order to reduce our outstanding indebtedness and provide us with additional working capital. However, as a result of the current global economy and credit crisis, it may be difficult for potential purchasers to obtain the financing necessary to buy such assets. As a result, we may be forced to sell the assets for significantly lower amounts than planned or may not be able to sell them at all.
Our operations require substantial capital and we may not have adequate capital resources to provide for all of our capital requirements.
Our businesses are capital intensive and require that we regularly incur capital expenditures in order to maintain our equipment, increase our operating efficiency and comply with environmental laws. In addition, significant amounts of capital may be required to modify our equipment to produce alternative grades with better demand characteristics or to make significant improvements in the characteristics of our current products. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs and capital expenditures, we would have to obtain additional funds from borrowings or other available sources or reduce or delay our capital expenditures. As discussed above, the recent credit crisis and downturn in the global economy has resulted in a significant decline in the credit markets and the overall availability of credit. We may not be able to obtain additional funds on favorable terms or at all. In addition, our debt service obligations will reduce our available cash flows. If we cannot maintain or upgrade our equipment as we require, we may become unable to manufacture products that compete effectively.

ABITIBIBOWATER INC.
If we do not meet the continued listing requirements of the New York Stock Exchange, our common stock may be delisted.
Our common stock is listed on both the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange. The NYSE requires us to continue to meet certain listing standards, including standards related to the trading price of our common stock (e.g., maintaining an average share price of at least $1.00), as well as our global market capitalization (e.g., maintaining an average global market capitalization of at least $75 million). If we do not meet the NYSE’s continued listing standards, we will be notified by the NYSE and we will be required to take corrective action to meet the continued listing standards; otherwise our common stock will be delisted from the NYSE. While we expect that we would have a reasonable time (e.g., between 6 and 18 months) to take corrective action, we cannot provide any assurances that we will have a reasonable time, if any, or that our corrective action would be successful. A delisting of our common stock from the NYSE could hurt our investors by reducing the liquidity and market price of our common stock. Additionally, a delisting could negatively impact us by reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to access the public capital markets, and by reducing the value of our equity compensation plans, which could negatively impact our ability to retain key employees.
Developments in alternative media could continue to adversely affect the demand for our products, especially in North America, and our responses to these developments may not be successful.
Trends in advertising, electronic data transmission and storage and the Internet could have further adverse effects on traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television and the Internet, instead of newsprint, coated paper, uncoated specialty papers or other products made by us. The demand for certain of our products weakened significantly over the last several years. For example, industry statistics indicate that North American newsprint consumption has been in decline for several years and has experienced annual declines of 5.1% in 2005, 6% in 2006, 9.8% in 2007 and 9.4% for the first nine months of 2008. We believe, and certain third party forecasters indicate, that these declines in newsprint demand could continue or accelerate for the remainder of 2008 and for 2009 and beyond, due to conservation measures taken by publishers, reduced North American newspaper circulation, less space devoted to advertising and substitution to other uncoated mechanical grades.
One of our responses to the declining demand for our products has been to curtail our production capacity. For example, during the first quarter of 2008, we completed the implementation of the first phase of a strategic review, pursuant to which, among other things, we reduced our newsprint and specialty papers production capacity by almost 1 million metric tons per year. During the third quarter of 2008, we announced that we would take approximately 30,000 to 35,000 metric tons per month of market-related downtime in newsprint during the fourth quarter of 2008. Additionally, we recently announced that we would take approximately 35,000 metric tons of market-related downtime in pulp during the fourth quarter of 2008. We have also disclosed that we plan to reduce capacity in 2009 by taking 50,000 metric tons of market-related downtime monthly. It may also become necessary to curtail even more production or permanently shut down even more machines or facilities. Such further curtailments and shut downs would become increasingly likely as North American newsprint demand continues to decline or if market conditions otherwise worsen. Curtailments or shutdowns could result in goodwill or asset write-downs and additional costs at the affected facilities, and could negatively impact our cash flows and materially affect our results of operations and financial condition.

ABITIBIBOWATER INC.
Item 5. Other Information
As of November 12, 2008, Bowater and the other parties to its U.S. and Canadian credit facilities entered into amendments to those facilities that, among other things: (1) waive the requirement that Bowater is required to comply immediately with the more restrictive borrowing base requirements by November 15, 2008 and providing instead for phased-in implementation through March 31, 2009 (extending to April 29, 2009 under certain circumstances) and waive compliance with certain financial covenant requirements for the third quarter of 2008 (absent such waiver, Bowater would have been in violation of the senior secured leverage ratio and the interest coverage ratio covenants under the credit facilities for the third quarter); (2) amend certain covenants, including the leverage ratio, for the fourth quarter of 2008; (3) increase the interest rate under each facility by 125 basis points; (4) provide a lien on substantially all Canadian fixed assets and the shares of our South Korean subsidiary (which operates Bowater’s Mokpo mill) to Canadian lenders, as security for indebtedness in a principal amount not to exceed 10% of the shareholders’ equity of BCFPI as of September 30, 2008; (5) add a provision requiring that 75% of the proceeds of asset sales by Bowater or its subsidiaries be used to reduce amounts outstanding under both facilities on a pro rata basis; (6) reduce, pro rata, the aggregate amount of the commitment under both facilities by $10 million; and (7) require that Bowater maintain no more than $70 million of cash on hand, with any excess to be used to reduce amounts outstanding under the facilities. See “Liquidity and Capital Resources — Amendments to Bank Credit Facilities” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.
Item 6. Exhibits.
Exhibit No. Description

3.1	Amended and Restated By-Laws effective July 30, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 30, 2008, SEC File No. 001-33776).

10.1*	AbitibiBowater Inc. Outside Director Deferred Compensation Plan, dated as of November 11, 2008.

10.2*	Consulting Agreement, dated as of July 14, 2008, between AbitibiBowater Inc. and Thor Thorsteinson (incorporated by reference from Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

10.3*	Consulting Agreement, dated as of August 15, 2008, between AbitibiBowater Inc. and John Weaver (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 15, 2008, SEC File No. 001-33776).

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This is a management contract or compensatory plan or arrangement.

ABITIBIBOWATER INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABITIBIBOWATER INC.
By	/s/ William G. Harvey
William G. Harvey
Senior Vice President and Chief Financial Officer

By	/s/ Joseph B. Johnson
Joseph B. Johnson
Vice President and Controller

Dated: November 14, 2008

ABITIBIBOWATER INC.
INDEX TO EXHIBITS
Exhibit No. Description

3.1	Amended and Restated By-Laws effective July 30, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 30, 2008, SEC File No. 001-33776).

10.1*	AbitibiBowater Inc. Outside Director Deferred Compensation Plan, dated as of November 11, 2008.

10.2*	Consulting Agreement, dated as of July 14, 2008, between AbitibiBowater Inc. and Thor Thorsteinson (incorporated by reference from Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

10.3*	Consulting Agreement, dated as of August 15, 2008, between AbitibiBowater Inc. and John Weaver (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 15, 2008, SEC File No. 001-33776).

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This is a management contract or compensatory plan or arrangement.