Form 10-K
period 2008-12-31
AbitibiBowater Inc.
filed 2009-04-30
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
COMMISSION FILE NUMBER: 001-33776
ABITIBIBOWATER INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0526415 (I.R.S. employer identification number)
1155 Metcalfe Street, Suite 800; Montreal, Quebec; Canada H3B 5H2

(Address of principal executive offices)  (Zip Code)
(514) 875-2160

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common stock, par value $1.00 per share	Name of each exchange on which registered New York Stock Exchange (pending delisting) Toronto Stock Exchange (pending delisting)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $534 million. Without acknowledging that any individual director or executive officer of the registrant is an affiliate, the shares over which they are deemed to have voting control are considered to be owned by affiliates solely for purposes of this calculation.
As of March 31, 2009, there were 54,427,589 shares of AbitibiBowater common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Part I
Item 1. Business	2
Item 1A. Risk Factors	15
Item 1B. Unresolved Staff Comments	25
Item 2. Properties	25
Item 3. Legal Proceedings	25
Item 4. Submission of Matters to a Vote of Security Holders	26

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6. Selected Financial Data	29
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	66
Item 8. Financial Statements and Supplementary Data	68
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	127
Item 9A. Controls and Procedures	127
Item 9B. Other Information	127

Part III
Item 10. Directors, Executive Officers and Corporate Governance	128
Item 11. Executive Compensation	133
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	164
Item 13. Certain Relationships and Related Transactions, and Director Independence	165
Item 14. Principal Accounting Fees and Services	167

Part IV
Item 15. Exhibits, Financial Statement Schedules	168

Signatures	176
EX-4.31
EX-4.32
EX-10.11
EX-10.12
EX-10.57
EX-10.58
EX-10.59
EX-10.60
EX-10.61
EX-10.63
EX-10.72
EX-10.73
EX-10.74
EX-10.75
EX-10.76
EX-10.77
EX-12.1
EX-21.1
EX-23.1
EX-23.2
EX-24.1
EX-24.2
EX-24.3
EX-24.4
EX-24.5
EX-24.6
EX-24.7
EX-24.8
EX-24.9
EX-24.10
EX-24.11
EX-24.12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF
THIRD-PARTY DATA
Statements in this report that are not reported financial results or other historical information of AbitibiBowater Inc. (referred to, with its subsidiaries and affiliates unless otherwise indicated, as “AbitibiBowater,” “we,” “our” or the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our creditor protection proceedings, debtor in possession financing arrangements and reorganization process; our ability to successfully restructure our debt and other obligations at our Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”) subsidiaries; our efforts to reduce costs and increase revenues and profitability; our business outlook; our curtailment of production of certain of our products; our assessment of market conditions; and the success of our program to sell non-core assets in light of the current global credit crisis and the requirements under the creditor protection proceedings to obtain court approval for asset sales, as well as strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate” and other terms with similar meaning indicating possible future events or potential impact on the business or shareholders of AbitibiBowater.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties relating to our creditor protection proceedings including, among other things: (a) risks associated with our ability to: continue as a going concern; stabilize the business to maximize the chances of preserving all or a portion of the enterprise; develop a comprehensive restructuring plan in an effective and timely manner; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; obtain court orders or approvals with respect to motions filed from time to time, including court approvals for asset sales; obtain alternative or replacement financing to replace our debtor in possession financing and restructure our substantial indebtedness and other obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the courts in order to successfully exit our creditor protection proceedings, especially in light of the current decline in the global economy and the credit crisis; successfully implement a comprehensive restructuring plan and a plan of reorganization; generate cash from operations and maintain cash-on-hand; operate within the restrictions and limitations of our current and any future debtor in possession financing arrangements; realize full or fair value for any assets or business we may divest as part of our comprehensive restructuring plan; attract and retain customers; maintain market share as our competitors move to capitalize on customer concerns; maintain current relationships with customers, vendors and trade creditors by actively and adequately communicating on and responding to events, media and rumors associated with the creditor protection proceedings that could adversely affect such relationships; resolve claims made against us in connection with the creditor protection proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; and reject, repudiate or terminate contracts; and (b) risks and uncertainties associated with: limitations on actions against any debtor during the creditor protection proceedings; the values, if any, that will be ascribed in our creditor protection proceedings to our various pre-petition liabilities, common stock and other securities; and our suspension from the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”) and expected subsequent delistings; and (ii) risks and uncertainties relating to our business including: industry conditions generally and further growth in alternative media; our ability to achieve growth in the stronger international destinations where market conditions are more favorable; our capital intensive operations and the adequacy of our capital resources; our ability to obtain timely contributions to our cost-reduction initiatives from our unionized and salaried employees; the prices and terms under which we would be able to sell targeted assets; the volatility of the U.S. dollar versus the Canadian dollar; the costs of raw materials such as energy, chemicals and fiber and the success of our post-merger integration activities, including the implementation of additional measures to enhance our operating efficiency and productivity; and our ability to obtain fair compensation for our expropriated assets in the Province of Newfoundland and Labrador, Canada. Additional risks that could cause actual results to differ from forward-looking statements are enumerated in Item 1A, “Risk Factors.” All forward-looking statements in this report are expressly qualified by information contained in this report and in our other filings with the United States Securities and Exchange Commission (“SEC”) and the Canadian securities regulatory authorities. We disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.
Market and Industry Data
Information about industry or general economic conditions contained in this report is derived from third-party sources and certain trade publications (“third-party data”) that we believe are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.

PART I
ITEM 1. BUSINESS
We produce a wide range of newsprint and coated and specialty papers, market pulp and wood products globally. We are the largest producer of newsprint in the world by capacity and one of the largest publicly traded pulp and paper manufacturers in the world. As of December 31, 2008, we owned or operated 24 pulp and paper facilities and 30 wood products facilities located in Canada, the United States, the United Kingdom and South Korea. We are also among the world’s largest recyclers of newspapers and magazines and have more third-party certified sustainable forest land than any other company in the world.
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
As a result of the Combination, we issued, or reserved for issuance, approximately 57.4 million shares of AbitibiBowater common stock, including 5.6 million exchangeable shares, to the former shareholders of Abitibi and Bowater. Our common stock began trading under the symbol “ABH” on both the NYSE and the TSX on October 29, 2007. Our exchangeable shares began trading under the symbol “AXB” on the TSX on October 29, 2007. As a result of the Creditor Protection Proceedings, as defined and described below, our common stock has been suspended from trading on the NYSE, our common stock and the exchangeable shares of AbitibiBowater Canada Inc. have been suspended from trading on the TSX and we expect these securities to be delisted from both the NYSE and the TSX in the near future. Our common stock is currently traded in the over-the-counter market. For additional information, see the section entitled “Creditor Protection Proceedings – Listing and trading of our common stock and exchangeable shares” below.
Even though Abitibi and Bowater consider the Combination to have been a “merger-of-equals,” Bowater was deemed to be the “acquirer” of Abitibi for accounting purposes, and AbitibiBowater has been deemed to be the successor to Bowater for purposes of U.S. securities laws and financial reporting. Therefore, unless otherwise indicated, the financial information included in this Annual Report on Form 10-K reflects the results of operations and financial position of Bowater for the periods before October 29, 2007 and those of both Abitibi and Bowater for periods beginning on or after October 29, 2007. This means that our consolidated results of operations for 2007 include Abitibi’s results of operations for only the 64 days following the Combination. In accordance with United States generally accepted accounting principles (“GAAP”), Abitibi’s results of operations prior to the consummation of the Combination are excluded. All non-financial information included in Part I of this Annual Report on Form 10-K reflects the combined businesses of Abitibi and Bowater unless otherwise indicated.
Creditor Protection Proceedings
U.S. and Canadian filings for creditor protection
In recent years, we have experienced significant recurring losses, which have resulted in significant negative operating cash flows. A number of factors have contributed to these results, including a highly competitive market for our products, the highly cyclical nature of the forest products industry, significant annual declines over the past several years in the demand for newsprint, which is our principal product, a weak U.S. housing market, the capital-intensive nature of our operations, the weakened global economy and cost pressures resulting from the volatility of currency exchange rates and costs for raw materials and energy. In recent quarters, we have taken steps to attempt to address these issues, including actions to curtail our production capacity, such as permanent closures or indefinite idling of certain facilities, as well as market-related downtime at other facilities. In addition, we have divested non-core assets as an additional source of liquidity, taken a disciplined approach to capital spending and implemented cost reduction initiatives to achieve improved operational efficiencies. However, these restructuring measures have not provided adequate relief from the significant liquidity pressure we have been experiencing. As global economic conditions dramatically worsened beginning in 2008, we have experienced significant pressure on our business and a deterioration of our liquidity. The extreme volatility in the global equity and credit markets has further compounded the situation by limiting our ability to refinance our debt obligations.

In early 2009, we made several unsuccessful attempts to refinance our significant indebtedness, which included, among other things, an exchange offer and concurrent notes offering to address Bowater’s liquidity issues and a debt recapitalization plan to address Abitibi’s liquidity issues. After extensive consideration of all other alternatives and after thorough consultation with our advisors, we determined, with the consent of our Board of Directors, that a comprehensive financial and business restructuring could be most effectively and quickly achieved within the framework of creditor protection proceedings in both the United States and Canada. Therefore, on April 16, 2009, AbitibiBowater and certain of its U.S. and Canadian subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases ”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”). In addition, on April 17, 2009, AbitibiBowater and certain of its Canadian subsidiaries sought creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (the “CCAA”) with the Superior Court of Quebec in Canada (the “Canadian Court”). On April 17, 2009, Abitibi and its wholly-owned subsidiary, Abitibi-Consolidated Company of Canada (“ACCC”), each filed a voluntary petition for provisional and final relief (the “Chapter 15 Cases”) in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. The Chapter 11 Cases, the Chapter 15 Cases and the CCAA Proceedings are collectively referred to as the “Creditor Protection Proceedings.” Our subsidiaries which own our Bridgewater, United Kingdom and Mokpo, South Korea operations were not included in the Creditor Protection Proceedings and will continue to operate outside of such proceedings.
We initiated the Creditor Protection Proceedings in order to enable us to pursue reorganization efforts under the protection of Chapter 11 and the CCAA. The Creditor Protection Proceedings will allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan. We remain in possession of our assets and properties and will continue to operate our business and manage our properties as “debtors in possession” under the jurisdiction of the U.S. Court and the Canadian Court and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, we and our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the relevant court(s).
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the commencement of the Creditor Protection Proceedings.
Debtor in possession financing arrangements
DIP Credit Agreement
In the Creditor Protection Proceedings, we have sought and obtained interim approval by the U.S. Court and the Canadian Court to enter into a debtor in possession financial facility for the benefit of AbitibiBowater and certain of our Bowater subsidiaries. On April 21, 2009, we entered into a Senior Secured Superpriority Debtor In Possession Credit Agreement (the “DIP Credit Agreement”) among AbitibiBowater, Bowater and Bowater Canadian Forest Products Inc. (“BCFPI”), as borrowers, Fairfax Financial Holdings Limited (“Fairfax”), as administrative agent, collateral agent and an initial lender, and Avenue Investments, L.P., as an initial lender.
The DIP Credit Agreement provides for borrowings in an aggregate principal amount of up to $206 million (the “Initial Advance”), consisting of a $166 million term loan facility to AbitibiBowater and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. The DIP Credit Agreement also provides for an incremental facility consisting of additional borrowings, upon our election and the satisfaction of certain conditions, in an aggregate principal amount of up to $360 million (less the Initial Advance). Borrowings under the DIP Credit Agreement will bear interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or LIBOR, in each case plus a specified margin. The interest margin for base rate loans is 6.5%, with a base rate floor of 2.5%. The interest margin for LIBOR loans is 7.5%, with a LIBOR floor of 3.5%. The outstanding principal amount of loans under the DIP Credit Agreement, plus accrued and unpaid interest, will be due and payable on April 21, 2010 (the “Maturity Date”), but is subject to an earlier maturity date under certain circumstances. The Maturity Date may be extended for additional six-month periods upon the satisfaction of certain conditions. The obligations of the U.S. Borrowers under the DIP Credit Agreement are guaranteed by AbitibiBowater, Bowater, Bowater Newsprint South LLC (“Newsprint South”) and each of the U.S. subsidiaries of Bowater and Newsprint South that are debtors in the Chapter 11 Cases (collectively, the “U.S. Guarantors”) and secured by all or substantially all assets of each of the U.S. Guarantors. The obligations of BCFPI under the DIP Credit Agreement are guaranteed by the U.S. Guarantors and each of Bowater’s subsidiaries that are debtors in the CCAA Proceedings, other than BCFPI, (collectively, the “Canadian Guarantors”) and secured by all or substantially all assets of BCFPI and the Canadian Guarantors.
The proceeds of the DIP Credit Agreement will be used by us, among other things, for working capital, general corporate purposes, to pay adequate protection to holders of secured debt under Bowater’s and BCFPI’s pre-petition bank credit facilities, to pay the costs associated with administration of the Creditor Protection Proceedings and to pay transaction costs, fees and expenses in connection with the DIP Credit Agreement.
The DIP Credit Agreement has been approved by the U.S. Court and the Canadian Court on an interim basis and is subject to the final approval by such courts.

Abitibi DIP Agreement
In the Creditor Protection Proceedings, we have sought approval by the Canadian Court to enter into a debtor in possession financial facility for the benefit of Abitibi and Donohue Corp. (“Donohue”), a wholly-owned subsidiary of AbitibiBowater, and expect to obtain approval of the Canadian Court shortly. We are presently negotiating a letter loan agreement (the “Abitibi DIP Agreement”), which is subject to the approval of the Canadian Court, among Abitibi and Donohue, as borrowers (the “Borrowers”) and the Bank of Montreal, as lender, which is expected to be acknowledged by Investissement Quebec, as sponsor (the “Sponsor”). Although Donohue would be a signatory thereto, the Abitibi DIP Agreement would not be enforceable against Donohue until such time as the U.S. Court would grant authorization and approval of the DIP Facility (as defined below) and the charge in connection therewith with respect to Donohue (the “U.S. DIP Order”). Donohue would have no obligation to seek a U.S. DIP Order and its failure to obtain such U.S. DIP Order would not affect the rights of Abitibi under the Abitibi DIP Agreement.
The Abitibi DIP Agreement is expected to provide for borrowings in an aggregate principal amount of up to $87.5 million for Abitibi and Donohue (the “DIP Facility”), provided that Donohue would not borrow more than $10 million and that a minimum availability of $12.5 million would be maintained at all times. The DIP Facility is expected to be made available by way of loans advanced in three disbursements pursuant to a drawdown schedule. Such loans are expected to bear interest at either LIBOR plus 1.75% (with a LIBOR floor of 3.0%) or the U.S. base rate plus 0.75%. The outstanding principal amount of loans under the DIP Facility, plus accrued and unpaid interest would be payable in full at the earliest of: (i) April 30, 2010; (ii) the effective date of a plan of reorganization under the CCAA or Chapter 11; (iii) the acceleration of the Abitibi DIP Agreement or the occurrence of a specified event of default; and (iv) the unenforceability of the backstop guarantee of the Sponsor. Notwithstanding the foregoing, the Borrowers would be required to repay the DIP Facility no later than November 1, 2009, as not doing so would result in the occurrence of a specified event of default.
The obligations of the Borrowers under the Abitibi DIP Agreement are expected to be guaranteed by certain of Abitibi’s subsidiaries (collectively, the “Subsidiary Guarantors”) and secured by first priority liens (the “DIP Liens”) on all present and after-acquired property of the Borrowers and the Subsidiary Guarantors provided that the DIP Liens would be subordinated to (i) an administrative charge not exceeding $6 million of professional fees and disbursements in connection with the CCAA Proceedings; (ii) a directors’ charge not exceeding $2.5 million; and (iii) the interests of Citibank, N.A., Abitibi Consolidated Sales Corporation and the other parties to the accounts receivable securitization program. Furthermore, the repayment obligation of the Borrowers under the DIP Facility is expected to be guaranteed by the Sponsor.
The proceeds of the loans under the Abitibi DIP Agreement would be used by us for working capital and other general corporate purposes, including costs of the Creditor Protection Proceedings.
The Abitibi DIP Agreement would contain usual and customary covenants for debtor in possession financings of this type, including among other things, the obligation for Abitibi to provide a rolling 13-week cash flow forecast of receipts and disbursements and a weekly cash flow results.
For additional information on the DIP Credit Agreement and the Abitibi DIP Agreement, including certain restrictive financial covenants, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity after the commencement of the Creditor Protection Proceedings.”
Accounts receivable securitization program
In connection with the Creditor Protection Proceedings, on April 16, 2009, Abitibi and certain subsidiaries of Donohue entered into an amendment to their existing accounts receivable securitization program, which, among other things, maintained the maximum commitment of $210 million and provided for the continuation of the program for 45 days, subject to certain termination provisions. For additional information, reference is made to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity after the commencement of the Creditor Protection Proceedings.”
Reorganization process
The U.S. Court and the Canadian Court have issued a variety of orders on either a final or interim basis intended to support our business continuity throughout the restructuring process. These orders include, among other things, authorization to: (i) make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course; (ii) ensure the continuation of existing cash management systems; (iii) honor certain ongoing customer obligations; (iv) enter into the DIP Credit Agreement discussed above; and (v) enter into the amendment to the accounts receivable securitization program discussed above. We have retained legal and financial professionals to advise us on the Creditor Protection Proceedings. From time to time, we may seek court approval for the retention of additional professionals.
Shortly after the commencement of the Creditor Protection Proceedings, we began notifying all known current or potential creditors regarding these filings. Subject to certain exceptions under Chapter 11 and the CCAA, our filings (and in Canada, the Initial Order, as defined below) automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us or our property to recover, collect or secure a claim arising prior to the filing of the Creditor Protection Proceedings. Thus, for example, most creditor actions to obtain possession of property from us, or to create, perfect or enforce any lien against our property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the courts lift such stay.
As required under Chapter 11, on April 28, 2009, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors (the “Creditors’ Committee”) in the Chapter 11 cases. The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the U.S. Court with respect to us. Under the terms of a Canadian Court order, Ernst & Young Inc. will serve as the court-appointed monitor under the CCAA Proceedings (the “Monitor”) and will assist us in formulating our restructuring plan.

Under Section 365 and other relevant sections of Chapter 11, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Any description of an executory contract or unexpired lease in this Annual Report on Form 10-K, including, where applicable, our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of Chapter 11.
Pursuant to the initial order issued by the Canadian Court on April 17, 2009 (the “Initial Order”), we have the right to, among other things, repudiate agreements, contracts or arrangements of any nature whatsoever, whether oral or written, subject to the approval of the Monitor or further order of the Canadian Court. Any description of an agreement, contract or arrangement in this Annual Report on Form 10-K must be read in conjunction with, and is qualified by, overriding rights, including the above-mentioned repudiation rights, we have under the CCAA.
In order to successfully exit Chapter 11 and the CCAA, we will need to propose and obtain approval by affected creditors and confirmation by the U.S. Court and the Canadian Court of a plan of reorganization that satisfies the requirements of Chapter 11 and the CCAA. A plan of reorganization would resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to our exit from Chapter 11 and the CCAA.
In the United States, Chapter 11 provides that we have the exclusive right for 120 days after the filing of the Creditor Protection Proceedings to file a plan of reorganization with the U.S. Court. We will likely file one or more motions to request extensions of this exclusivity period, which are routinely granted up to 18 months in cases of this size and complexity. If our exclusivity period were to lapse, any party in interest would be able to file a plan of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of Chapter 11 and must be approved or confirmed by the U.S. Court in order to become effective.
In Canada, the Initial Order provides for a general stay of proceedings for an initial period of 30 days. We will likely file one or more motions to request extensions of this stay of proceedings, which are routinely granted for up to 18 months in cases of this size and complexity. The Initial Order provides that a plan of reorganization under the CCAA shall be filed with the Canadian Court before the termination of the stay of proceedings or such other time or times as may be allowed by the Canadian Court. Third parties could seek permission to file a plan of reorganization; however, management believes that this is a rare occurrence in Canada. In addition to being voted on by the required majority of holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the CCAA and must be approved or confirmed by the Canadian Court in order to become effective.
The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Creditor Protection Proceedings. There can be no assurance at this time that a plan of reorganization will be supported and approved by affected creditors and confirmed by the U.S. Court and the Canadian Court or that any such plan will be implemented successfully.
Under the priority scheme established by Chapter 11 and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given at this time as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. A plan of reorganization could also result in holders of our common stock being materially diluted. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities. At this time, there can be no assurance that we will be able to restructure as a going concern, as described below, or successfully propose or implement a plan of reorganization.
See Item 1A, “Risk Factors — Risks Related to Our Creditor Protection Proceedings,” for, among other things, the strategic, financial, operational and procedural risks resulting from the Creditor Protection Proceedings.
Further information pertaining to our Creditor Protection Proceedings may be obtained through our website at www.abitibibowater.com. Certain information regarding the CCAA Proceedings, including the reports of the Monitor, is available at the Monitor’s website at www.ey.com/ca/abitibibowater. Documents filed with the U.S. Court and other general information about the Chapter 11 Cases are available at http://chapter11.epiqsystems.com/abh.
Listing and trading of our common stock and exchangeable shares
On April 16, 2009, we received notice from the NYSE that it had determined to immediately suspend the trading of our common stock on the NYSE. The NYSE stated that its decision was based on the commencement of the Chapter 11 Cases. Accordingly, the last day that our common stock traded on the NYSE was April 15, 2009. We do not intend to take any further action to appeal the NYSE’s decision, and therefore it is expected that our common stock will be delisted after the completion of the NYSE’s application to the SEC. Our common stock is currently traded in the over-the-counter market and is quoted on the Pink Sheets Quotation Service (“Pink Sheets”) under the symbol “ABWTQ.”
In addition, on April 16, 2009, we received notice from the TSX that trading of our common stock and the exchangeable shares of AbitibiBowater Canada Inc. had been suspended and would be delisted effective at the close of market on May 15, 2009.
While we are in the Creditor Protection Proceedings, investments in our securities will be highly speculative. Our common stock and exchangeable shares may have little or no value and there can be no assurance that they will not be cancelled pursuant to the comprehensive restructuring plan.

Reporting requirements
For periods subsequent to the Creditor Protection Proceedings, we will apply the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” in preparing our consolidated financial statements. SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Creditor Protection Proceedings will be recorded in reorganization items on the consolidated statements of operations. In addition, pre-petition obligations that may be impacted by the reorganization process will be classified on the consolidated balance sheets in liabilities subject to compromise. These liabilities will be reported at the amounts expected to be allowed by the U.S. Court and the Canadian Court, even if they may be settled for lesser amounts.
As a result of the Creditor Protection Proceedings, we are required to periodically file various documents with and provide certain information to the Canadian Court, the U.S. Court, the Monitor and the Creditors’ Committee. Depending on the jurisdiction, these documents and information may include schedules of assets and liabilities, monthly operating reports and information relating to forecasted cash flows, as well as certain other financial information. Such documents and information, to the extent they are prepared or provided by us, will be prepared and provided according to the requirements of the relevant legislation, subject to variation as approved by an order of the relevant court. Such documents and information may be prepared or provided on an unconsolidated, unaudited or preliminary basis, or in a format different from that used in the consolidated financial statements included in our periodic reports filed with the SEC. Accordingly, the substance and format of these documents and information may not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, these documents and information are not prepared for the purpose of providing a basis for an investment decision relating to our securities or for comparison with other financial information filed with the SEC.
Going Concern
Our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K (the "Consolidated Financial Statements") have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the commencement of the Creditor Protection Proceedings and the factors contributing to our liquidity issues, as discussed above, raise substantial doubt about our ability to continue as a going concern.
The Creditor Protection Proceedings and our debtor in possession financing arrangements discussed above provide us with a period of time to stabilize our operations and financial condition and develop a comprehensive restructuring plan. Management believes that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of these proceedings and as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to successfully develop and implement a comprehensive restructuring plan and improve profitability, obtain alternative financing to replace our debtor in possession financing arrangements and restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the U.S. Court and the Canadian Court. However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities. Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in our Consolidated Financial Statements. The assets and liabilities in our Consolidated Financial Statements do not reflect any adjustments related to the Creditor Protection Proceedings, which arose subsequent to December 31, 2008.
In order to improve profitability, management is seeking actions to reduce corporate and operational expenses. These actions could result in the closure of additional facilities and further headcount reductions in 2009.
Transactions within the AbitibiBowater Consolidated Group of Companies
Prior to April 1, 2008, Donohue was a wholly-owned subsidiary of ACCC, which is a wholly-owned subsidiary of Abitibi. Donohue owns 52.5% of the Augusta Newsprint Company and operates the U.S. recycling operations and the Alabama River newsprint mill and, prior to its sale on April 10, 2008, the Snowflake paper mill. On April 1, 2008, ACCC transferred all of the outstanding common and preferred stock of Donohue to AbitibiBowater US Holding LLC (“Holding”), a direct subsidiary of AbitibiBowater, for a combination of cash and notes issued or assumed by Holding. As a result, Donohue is no longer a subsidiary of Abitibi, but remains an indirect subsidiary of AbitibiBowater.
On May 12, 2008, AbitibiBowater contributed to Bowater, as additional paid-in-capital, a promissory note executed by AbitibiBowater in favor of Bowater. On May 15, 2008, Bowater transferred the ownership interest it held in its wholly-owned subsidiary, Newsprint South, to AbitibiBowater. Newsprint South, through its subsidiaries, owns and operates the Coosa Pines, Alabama and Grenada, Mississippi mills, as well as the Westover, Alabama sawmill. As a result, Newsprint South is no longer a subsidiary of Bowater, but is now a direct and wholly-owned subsidiary of AbitibiBowater.
These transfers of businesses between subsidiary companies that are under common control of AbitibiBowater, the ultimate parent, were accounted for at the AbitibiBowater level at historical costs, and accordingly, there was no impact on the financial position or results of operations of AbitibiBowater.
Reference to “Abitibi” or “Bowater” includes the operations of Donohue and Newsprint South, respectively, for the applicable period.

Expropriation
On December 16, 2008, following our December 4, 2008 announcement of the permanent closure of our Grand Falls paper mill, the Government of Newfoundland and Labrador, Canada passed legislation under Bill 75 to expropriate all of our timber rights, water rights, leases and hydroelectric assets in the Province of Newfoundland and Labrador, whether partially or wholly owned through our subsidiaries and affiliated entities. The Government of Newfoundland and Labrador also announced that it does not plan to compensate us for the loss of the water and timber rights, but has indicated that it may compensate us for certain of our hydroelectric assets. However, it has made no commitment to ensure that such compensation would represent the fair market value of such assets. As a result of the expropriation, in the fourth quarter of 2008, we recorded, as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million, or $4.45 per share, with no related income tax benefit.
We have retained legal counsel to review all legal options. On April 23, 2009, we filed a Notice of Intent to Submit a Claim to Arbitration (the “Notice of Intent”) under the North American Free Trade Agreement (“NAFTA”), relating to the expropriation of these assets specifying violations by the Government of Newfoundland and Labrador under the terms of NAFTA, for which the Government of Canada is responsible. Although there is no guarantee regarding the outcome and receipt of fair compensation under the terms of NAFTA, we believe that the Government of Newfoundland and Labrador has violated the terms of NAFTA, and that we (a U.S. domiciled company) should be fairly compensated for the expropriation. Under the terms of NAFTA, compensation for expropriated assets is based on fair market value. The Notice of Intent asserts that the expropriation was arbitrary, discriminatory and illegal, and we are seeking in excess of CDN$300 million in direct compensation for the fair market value of the expropriated rights and assets, plus additional costs and further relief as the Arbitral Tribunal may deem just and appropriate. We have asserted in the Notice of Intent that the expropriation unquestionably breaches Canada’s NAFTA obligations on a number of grounds, including among others: (i) the criteria for expropriation are not met in Bill 75; (ii) Bill 75 does not ensure payment for the fair market value of the expropriated rights and assets; (iii) Bill 75 purports to strip us of any rights to access the courts, which is independently a violation of NAFTA; and (iv) Bill 75 is retaliatory in nature and discriminates against us. We have filed the Notice of Intent as part of the dispute resolution mechanism available under NAFTA and will submit the claim to arbitration in three months, pursuant to the relevant NAFTA provisions, should this matter not be resolved by that date. Although we believe that the Canadian Government will be required to compensate us for the fair market value of the expropriated assets, we have not recognized any asset for such claim in these financial statements.
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
Certain segment and geographical financial information, including sales by segment and by geographic area, operating income (loss) by segment, total assets by segment and long-lived assets by geographic area, can be found in Note 25, “Segment Information,” to our Consolidated Financial Statements.
Newsprint
We produce newsprint at 17 facilities in North America, South Korea and the United Kingdom. We are the largest producer of newsprint in the world by capacity, with annual capacity estimated at 5.0 million metric tons, or approximately 13% of worldwide capacity. Our annual North American production capacity of approximately 4.5 million metric tons represents approximately 43% of North American capacity.
We supply leading publishers in more than 90 countries with top-quality newsprint, including products made of up to 100% recycled fiber. Our North American newsprint is sold directly by our regional sales offices. Sales outside North America are serviced primarily through our international offices located in or near the markets we supply or through international agents. We sell approximately 44% of our total newsprint production to markets outside North America. We distribute newsprint by rail, truck and ship.
We sell newsprint to various joint venture partners (partners with us in the ownership of certain mills we operate). During 2008, these joint venture partners purchased approximately 535,000 metric tons from our consolidated entities. Newsprint sold to these joint venture partners represents approximately 11% of the total newsprint tons we sold in 2008.
Coated papers
We produce coated mechanical paper at one facility in North America. We are one of the largest producers of coated mechanical paper in North America, with a capacity of approximately 736,000 short tons in 2008. This tonnage represents approximately 14% of North American capacity. Our coated papers are used in magazines, catalogs, books, retail advertising, direct mail and coupons.
We sell coated papers to major commercial printers, publishers, catalogers and retailers. We distribute coated papers by truck and rail. Export markets are served primarily through international agents.
Specialty papers
We produce specialty papers at 11 facilities in North America. We are one of the largest producers of specialty papers, including supercalendered, superbright, high bright, bulky book and directory papers in North America, with a capacity of approximately 2.3 million short tons in 2008. This tonnage represents approximately 36% of North American capacity. Our combined specialty and coated papers’ broad product family allows us to present a more balanced paper offering to our customers. Our specialty papers are used in books, retail advertising, direct mail, coupons and other commercial printing applications.
We sell specialty papers to major commercial printers, direct mailers, publishers, catalogers and retailers. We distribute primarily by truck and rail. Export markets are served primarily through international agents.
Market pulp
We produce approximately 1.0 million metric tons of market pulp at five facilities in North America, which represents approximately 6% of North American capacity. We also sell market pulp in numerous overseas markets. Market pulp is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers and other absorbent products.
North American market pulp sales are made through our regional sales offices, while export sales are made through international sales agents local to their markets. We distribute market pulp by truck, rail and ship.

Pulp and paper manufacturing facilities
The following table provides a listing of the pulp and paper manufacturing facilities we owned or operated as of December 31, 2008, and production information by product line (which represents all of our reportable segments except wood products). This table excludes facilities which have been permanently closed as of December 31, 2008.

				2008 Production by Product Line
	Number	2009	2008
	of Paper	Annual	Total			Specialty
(In 000s of metric tons)	Machines	Capacity	Production	Newsprint	Coated Paper	Paper	Market Pulp

Canada
Alma, Quebec	3	357	343	-	-	343	-
Amos, Quebec	1	209	199	199	-	-	-
Baie-Comeau, Quebec	4	574	545	545	-	-	-
Beaupre, Quebec	2	241	218	-	-	218	-
Clermont, Quebec (1)	2	353	349	349	-	-	-
Dolbeau, Quebec (2)	2	244	215	-	-	215	-
Fort Frances, Ontario	3	393	364	-	-	268	96
Gatineau, Quebec	2	357	320	320	-	-	-
Grand Falls, Newfoundland and Labrador (3)	2	51	192	192	-	-	-
Iroquois Falls, Ontario	2	276	260	225	-	35	-
Kenogami, Quebec	2	211	207	-	-	207	-
Laurentide, Quebec	2	360	327	-	-	327	-
Liverpool, Nova Scotia (4)	2	253	234	217	-	17	-
Thorold, Ontario	2	414	378	378	-	-	-
Thunder Bay, Ontario	3	760	604	274	-	23	307
United States
Alabama River, Alabama (3)	1	261	226	226	-	-	-
Augusta, Georgia (5)	2	423	400	400	-	-	-
Calhoun, Tennessee (3) (6)	5	890	839	220	-	491	128
Catawba, South Carolina	3	908	880	-	651	7	222
Coosa Pines, Alabama	2	610	583	318	-	-	265
Grenada, Mississippi	1	246	233	233	-	-	-
Usk, Washington (7)	1	257	234	234	-	-	-
United Kingdom
Bridgewater, England	2	235	212	212	-	-	-
South Korea
Mokpo, South Korea	1	254	245	245	-	-	-

	52	9,137	8,607	4,787	651	2,151	1,018

(1)	Donohue Malbaie Inc. (“DMI”), which owns one of Clermont’s paper machines, is owned 51% by us and 49% by the New York Times. We manage the facility and wholly own all of the other assets at the site. Manufacturing costs are transferred between us and DMI at agreed-upon transfer costs. DMI’s paper machine produced 217,000 metric tons of newsprint in 2008. The amounts in the above table represent the mill’s total capacity and production including DMI’s paper machine.

(2)	We indefinitely idled paper machine No. 2 at our Dolbeau, Quebec facility in late May 2007. We restarted this machine in February 2008.

(3)	On December 4, 2008, we announced the permanent closure of our Grand Falls, Newfoundland and Labrador newsprint mill by the end of the first quarter of 2009; the immediate idling, until further notice, of our Alabama River, Alabama newsprint mill; and the immediate idling, until further notice, of two paper machines (No. 1 and No. 2) in Calhoun, Tennessee (representing 118,000 metric tons of newsprint capacity and 111,000 metric tons of specialty grades capacity). The 2009 annual capacity for the Grand Falls mill represents the expected production until the closure of the mill.

(4)	The Bowater Mersey Paper Company Limited (“Mersey”) is located in Liverpool, Nova Scotia and is owned 51% by us and 49% by The Washington Post Company. We manage the facility. The amounts in the above table represent the mill’s total capacity and production.

(5)	Augusta Newsprint Company, which operates our newsprint mill in Augusta, Georgia, is owned 52.5% by us and 47.5% by The Woodbridge Company. We manage the facility. The amounts in the above table represent the mill’s total capacity and production.

(6)	Calhoun Newsprint Company (“CNC”), which owns one of Calhoun’s paper machines (No. 5), Calhoun’s recycle fiber plant and a portion of the thermomechanical pulp (“TMP”) mill, is owned 51% by us and 49% by Herald Company, Inc. We manage the facility and wholly own all of the other assets at the site, including the remaining portion of the TMP mill, a kraft pulp mill, a market pulp dryer, four other paper machines and other support equipment. Pulp, other raw materials, labor and other manufacturing services are transferred between us and CNC at agreed-upon transfer costs. CNC’s paper machine produced 201,000 metric tons of newsprint in 2008. The amounts in the above table represent the mill’s total capacity and production including CNC’s paper machine.

(7)	The Ponderay Newsprint Company (“Ponderay”) is located in Usk, Washington. Ponderay is an unconsolidated partnership in which we have a 40% interest and, through a wholly-owned subsidiary, we are the managing partner. The balance of the partnership is held by subsidiaries of five newspaper publishers. The amounts in the above table represent the mill’s total capacity and production.

Wood products
We operate sawmills in Canada and the United States that produce construction-grade lumber that is sold in North America. Our sawmills have an annual capacity of close to three billion board feet of lumber. In addition, our sawmills are a major source of wood chips for our pulp and paper mills.
On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U.S. became effective (the “2006 Softwood Lumber Agreement”). The 2006 Softwood Lumber Agreement provides for softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. Volume quotas have been established for each company within the provinces of Ontario and Quebec based on historical production, and the volume quotas are not transferable between provinces. The volume that we were allocated was insufficient to operate both our Ignace and Thunder Bay, Ontario sawmills; therefore, we decided to indefinitely shut our Ignace sawmill, which had an annual capacity of 84,000 board feet, in December 2006. U.S. composite prices would have to rise above $355 composite per thousand board feet before the quota volume restrictions would be lifted, which had not occurred as of December 31, 2008. For additional information, reference is made to Note 21, “Commitments and Contingencies - Lumber duties,” to our Consolidated Financial Statements.
The following table provides a listing of the sawmills we owned or operated as of December 31, 2008, and their respective capacity and lumber production. This table excludes facilities which have been permanently closed as of December 31, 2008.

	2009	2008
(In million board feet)	Annual Capacity	Total Production

Canada
Comtois, Quebec	140	60
Girardville-Normandin, Quebec	175	113
La Dore, Quebec	155	160
La Tuque, Quebec (1)	130	79
Mackenzie, British Columbia (2 facilities) (2)	500	10
Maniwaki, Quebec	125	99
Mistassini, Quebec	175	134
Oakhill, Nova Scotia	151	90
Obedjiwan, Quebec (3)	30	24
Pointe-aux-Outardes, Quebec	175	6
Roberval, Quebec	100	83
Saguenay Produits Forestiers Saguenay, Quebec (3 facilities)	190	20
Saint-Felicien, Quebec	100	88
Saint-Hilarion, Quebec	50	28
Saint-Ludger-de-Milot, Quebec (4)	80	88
Saint-Raymond, Quebec	54	4
Saint-Thomas, Quebec	90	97
Senneterre, Quebec	85	90
Thunder Bay, Ontario	250	198
United States
Albertville, Alabama	115	53
Westover, Alabama	54	44

	2,924	1,568

(1)	Produits Forestiers Mauricie is located in La Tuque, Quebec and is a consolidated subsidiary in which we have a 93.2% interest. The amounts in the above table represent the mill’s total capacity and production.

(2)	On November 29, 2007, we announced the results of the initial phase of a comprehensive strategic review of our businesses, which included a decision to indefinitely idle the two Mackenzie sawmills, which directly support the Mackenzie paper operation, which was also indefinitely idled and subsequently closed in the fourth quarter of 2008.

(3)	Societe en Commandite Scierie Opitciwan is located in Obedjiwan, Quebec and is an unconsolidated entity in which we have a 45% interest. The amounts in the above table represent the mill’s total capacity and production.

(4)	Produits Forestiers Petit-Paris Inc. is located in Saint-Ludger-de-Milot, Quebec and is an unconsolidated entity in which we have a 50% interest. The amounts in the above table represent the mill’s total capacity and production.

We also operate facilities that remanufacture and engineer wood for greater strength for specialized applications such as bedding components, roofing and flooring material, and other products. The following table provides a listing of our remanufacturing and engineered wood facilities we owned or operated as of December 31, 2008, and their respective capacity and wood production. This table excludes facilities which have been permanently closed as of December 31, 2008.

	2009	2008
(In million board feet, except where otherwise stated)	Annual Capacity	Total Production

Remanufacturing Wood Facilities
Chateau-Richer, Quebec	63	41
La Dore, Quebec	15	14
Manseau, Quebec	20	12
Saint-Prime, Quebec	28	23

Total Remanufacturing Wood Facilities	126	90

Engineered Wood Facilities
Larouche and Saint-Prime, Quebec (million linear feet) (1)	145	72

(1)	Abitibi-LP Engineering Wood Inc. and Abitibi-LP Engineering Wood II Inc. are located in Larouche, Quebec and Saint-Prime, Quebec, respectively, and are unconsolidated entities in which we have a 50% interest in each entity. We operate the facilities and our joint venture partners sell the products. The amounts in the above table represent the mills’ total capacity and production.
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
Wood
Our sources of wood include property we own or lease, property on which we possess cutting rights and purchases from local producers, including sawmills that supply residual wood chips. At December 31, 2008, we owned or leased approximately 0.1 million acres of timberlands in the southeastern United States, and we owned or leased approximately 1.2 million acres in Canada. We also have contractual cutting rights on approximately 44.7 million acres of Crown-owned land in Canada. The contractual cutting rights contracts are approximately 20-25 years in length and automatically renew every 5 years, contingent upon our continual compliance with environmental performance and reforestation requirements.
In accordance with our values, our environmental vision statement and forestry policies and the interests of our customers and other stakeholders, we are committed to environmental management systems with the goal of sustainable forest management. All of our managed forestlands and wood-purchasing operations in the United States are third-party certified to be in compliance with standards of the Sustainable Forestry Initiative® (“SFI”). The SFI program combines the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. We have also achieved SFI® certification for our freehold forest land in Nova Scotia and for our Ontario Crown-owned land operations (former Bowater and Abitibi licenses) with the exception of our Iroquois Falls licenses and private land, which are certified to the Canadian Standards Association Z809 (“CSA Z809”) forest management standard. This standard utilizes a continual improvement approach and requires public participation, practical demonstration of sustainable forest management practices and management commitment. In Quebec, approximately 100% of our Crown-owned managed land operations are certified to the CSA Z809 standard, while all of our private land operations are certified to either SFI or the CSA Z809 standard.
Recovered paper
We are among the largest recyclers of newspapers and magazines in the world. We have a number of recycling plants that utilize advanced mechanical and chemical processes to manufacture high quality pulp from a mixture of old newspapers and old magazines (“recovered paper”). The resulting products, which include recycled fiber newsprint and uncoated specialty paper, are comparable in quality to paper produced with 100% virgin fiber pulp. The Bridgewater, Coosa Pines, Thorold and Mokpo operations produce newsprint containing 100% recycled fiber. In 2008, we used 2.4 million metric tons of recovered paper worldwide. The average de-inking yield in our recycling facilities is approximately 78%. In 2008, our recycled fiber content in newsprint averaged 38%. We produce more than 40 grades with recycled content.
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

Energy
Steam and electrical power are the primary forms of energy used in pulp and paper production. Process steam is produced in boilers using a variety of fuel sources. All of our mills produce 100% of their own steam requirements, except our Alabama River, Bridgewater, Iroquois Falls and Dolbeau mills, which purchase their steam from third-party suppliers. In 2008, our Alma, Baie-Comeau, Calhoun, Catawba, Coosa Pines, Fort Frances, Gatineau, Grand Falls, Iroquois Falls, Kenogami, Mersey and Thunder Bay operations collectively consumed approximately 41% of their electrical requirements from internal sources, notably on-site cogeneration and hydroelectric stations. The balance of our energy needs was purchased from third parties.
We have seven sites which operate cogeneration facilities and generate “green energy” from carbon-neutral biomass. In addition, we utilize alternative fuels such as methane from landfills, used oil and tire-derived fuel to reduce consumption of virgin fossil fuels.
The following table provides a listing of our hydroelectric facilities as of December 31, 2008, and their respective capacity and generation.

						Share of
		Installed	Share of		Share of	Generation
		Capacity	Capacity	Generation	Generation	Received
	Ownership	(MW)	(MW)	(GWh)	(GWh)	(GWh)

Hydro Saguenay	100%	162	162	1,189	1,189	1,189
Fort Frances (1)	75%	27	20	127	95	95
Kenora (1)	75%	18	14	90	68	68
Iroquois Falls (1)	75%	92	69	585	439	439
Manicouagan Power Company Inc.(1) (2)	60%	335	201	2,897	1,738	666

		634	466	4,888	3,529	2,457

(1)	The amounts in the above table represent the facility’s total installed capacity and power generation.

(2)	We are required to sell a portion of our share of the power generation back to Alcoa, Inc. through January 1, 2011; therefore, the power we receive is net of the amounts sold under this contract with Alcoa, Inc.
See the “Business Strategy and Outlook” section in Item 7 below for information regarding the status of the sales of our interests in ACH Limited Partnership and Manicouagan Power Company Inc.
Hydroelectric assets and water rights at the Grand Falls facility, Star Lake Hydro Partnership and Exploits River Hydro Partnership were among the assets expropriated by the Government of Newfoundland and Labrador, Canada, as discussed above under “Expropriation” and have been excluded from the above table.
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
Newsprint, one of our principal products, is produced by numerous manufacturers worldwide. Aside from quality specifications to meet customer needs, the production of newsprint does not depend upon a proprietary process or formula. The five largest North American producers represent approximately 89% of the North American capacity for newsprint. The five largest global producers represent approximately 40% of global newsprint capacity. Our annual production capacity is approximately 13% of worldwide capacity. We face actual and potential competition from both large, global producers and numerous smaller regional producers. In recent years, a number of global producers of newsprint based in Asia, particularly China, have grown their production capacity substantially. Price, quality, customer relationships and the ability to produce paper with recycled fiber are important competitive determinants.
We compete with nine other coated mechanical paper producers with operations in North America. The five largest North American producers represent approximately 81% of the North American capacity for coated mechanical paper. In addition, several major offshore suppliers of coated mechanical paper compete for North American business. As a major supplier to printers and magazine/catalog publishers in North America, we compete with numerous worldwide suppliers of other grades of paper such as coated freesheet, supercalendered and uncoated mechanical paper. We compete on the basis of price, quality and service.
We produced approximately 2.4 million short tons of uncoated mechanical papers in 2008. This represented about 37% of North American uncoated mechanical paper demand in 2008 and was comprised mainly of supercalendered, superbright, high bright, bulky book and directory papers. We compete with numerous uncoated mechanical paper producers with operations in North America. In addition, imports from overseas represented about 9% of North American demand in 2008. We compete on the basis of price, quality and service.

We compete with six other major market pulp suppliers with operations in North America along with other smaller competitors. Market pulp is a globally traded commodity for which competition exists in all major markets. Aside from quality specifications to meet customer needs, the production of market pulp does not depend on a proprietary process or formula. We produce five major grades of market pulp (northern and southern hardwood, northern and southern softwood and fluff) and compete with other producers from South America (eucalyptus hardwood and radiata pine softwood), Europe (northern hardwood and softwood), and Asia (mixed tropical hardwood). Price, quality and service are considered the main competitive determinants.
As with other global commodities, the competitive position of our products is significantly affected by the volatility of currency exchange rates. See “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Risk” in Item 7A of this Annual Report on Form 10-K. We have operations in Canada, the United States, the United Kingdom and South Korea. Several of our primary competitors are located in Canada, Sweden, Finland and certain Asian countries. Accordingly, the relative rates of exchange between those countries’ currencies and the United States dollar can have a substantial effect on our ability to compete. In addition, the degree to which we compete with foreign producers depends in part on the level of demand abroad. Shipping costs and relative pricing generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.
Trends in advertising, electronic data transmission and storage, and the Internet could continue to adversely affect traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper publishing customers in North America use and compete with businesses that use other forms of media and advertising, such as direct mailings and newspaper inserts (both of which are end uses for several of our products), television and the Internet. U.S. consumption of newsprint declined in 2008 as a result of continued declines in newspaper circulation, declines in newspaper advertising volume and publishers’ conservation measures, which include increased usage of lighter basis-weight newsprint and web-width and page count reductions. Our magazine and catalog publishing customers are also subject to the effects of competing media, including the Internet.
Employees
As of December 31, 2008, we employed approximately 15,900 people, of whom approximately 11,600 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union in Canada and predominantly by the United Steelworkers Union in the U.S. As we develop and implement our reorganization plan, we expect to have some decline in employment.
Trademarks
We registered the mark “AbitibiBowater” and the AbitibiBowater logo in the countries of our principal markets. We consider our interest in the logo and mark to be valuable and necessary to the conduct of our business.
Environmental Matters
Information regarding environmental matters is included in Note 21, “Commitments and Contingencies,” to our Consolidated Financial Statements.
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
Internet Availability of Information
We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to these reports, available free of charge on our Internet website (www.abitibibowater.com) as soon as reasonably practicable after we file or furnish such materials to the SEC. The SEC also maintains a website (www.sec.gov) that contains our reports and other information filed with the SEC. In addition, any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Information on the operations of the Public Reference Room may be obtained by calling the SEC at
1-800-SEC-0330. Our reports are also available on the System for Electronic Document Analysis and Retrieval website (www.sedar.com). See “Creditor Protection Proceedings - Reorganization process,” for additional websites where information pertaining to our Creditor Protection Proceedings can be found.

Corporate Governance
In accordance with the corporate governance rules of the New York Stock Exchange, we have adopted Corporate Governance Principles related to certain key areas such as director qualifications and responsibilities, responsibilities of key board committees and director compensation. We have also adopted a Board of Directors Code of Conduct and a Code of Business Conduct for directors, officers and employees. Our Corporate Governance Principles, our Board of Directors Code of Conduct, our Code of Business Conduct and the charters of our Audit Committee, Human Resources & Compensation Committee and Nominating & Governance Committee are published on our website. We will disclose any amendments to our Board of Directors Code of Conduct, our Code of Business Conduct or waivers of any provision thereof on our website within four business days following the date of the amendment or waiver, and that information will remain available for at least a twelve-month period. We will provide any shareholder with printed versions of any of the foregoing guidelines, codes or committee charters upon request.
Executive Officers
Our executive officers are elected by the Board of Directors to serve one-year terms. There are no family relationships among officers or directors and no arrangements or understandings between any officer and any other person under which the officer was selected other than any provision contained in the Combination Agreement and Agreement and Plan of Merger dated as of January 29, 2007, as amended. Set forth below are the names, positions, ages and a brief description of the business experiences of our executive officers as of March 2, 2009:

			Officer
Name	Age	Position	Since

David J. Paterson	54	President and Chief Executive Officer	2007
Alain Grandmont	53	Senior Vice President, Commercial Printing Papers Division	2007
William G. Harvey	51	Senior Vice President and Chief Financial Officer	2007
Yves Laflamme	53	Senior Vice President, Wood Products Division	2007
Jon Melkerson	46	Senior Vice President, International and Business Development	2007
Pierre Rougeau	51	Senior Vice President, Newsprint	2007
W. Eric Streed	64	Senior Vice President, Supply Chain	2007
Jacques P. Vachon	49	Senior Vice President, Corporate Affairs and Chief Legal Officer	2007
James T. Wright	62	Senior Vice President, Human Resources	2007

Mr. Paterson, President and Chief Executive Officer of AbitibiBowater, served as Chairman, President and Chief Executive Officer of Bowater from January 2007 to October 2007. From May 2006 to January 2007, he was President and Chief Executive Officer and a Director of Bowater. Previously, from 1987 through 2006, Mr. Paterson worked for Georgia-Pacific Corporation where he was most recently Executive Vice President in charge of its Building Products Division. He has also been responsible for its Pulp and Paperboard Division, its Paper and Bleached Board Division and its Communications Papers Division.
Mr. Grandmont, Senior Vice President, Commercial Printing Papers Division of AbitibiBowater, served as Senior Vice President, Commercial Printing Papers of Abitibi from 2005 to October 2007. He served as Senior Vice President, Value-Added Operations and Sales of Abitibi in 2004. Previously, he was Senior Vice President, Value-Added Operations of Abitibi.
Mr. Harvey, Senior Vice President and Chief Financial Officer of AbitibiBowater, served as Executive Vice President and Chief Financial Officer of Bowater from August 2006 to October 2007. From 2005 to 2006, he was Senior Vice President and Chief Financial Officer and Treasurer of Bowater. From 1998 to 2005, he served as Vice President and Treasurer of Bowater. Previously, he was Vice President and Treasurer of Avenor Inc., a pulp and paper company, until its acquisition by Bowater.
Mr. Laflamme, Senior Vice President, Wood Products Division of AbitibiBowater, served as Senior Vice President, Woodlands and Sawmills of Abitibi from 2006 to October 2007. He was Vice President, Sales, Marketing and Value-Added Wood Products Operations of Abitibi from 2004 to 2005. Previously, he was Vice President, Sales and Marketing, Wood Products of Abitibi.
Mr. Melkerson, Senior Vice President, International and Business Development of AbitibiBowater, served as Vice President, International Newsprint Sales of Abitibi from 2006 to October 2007. He was Vice President, Operations, Commercial Printing Papers Division of Abitibi from 2004 to 2006. Previously, he was Vice President and General Manager, Newsprint Sales of Abitibi.
Mr. Rougeau, Senior Vice President, Newsprint of AbitibiBowater, served as Senior Vice President, Corporate Development and Chief Financial Officer of Abitibi from 2001 to October 2007.
Mr. Streed, Senior Vice President, Supply Chain of AbitibiBowater, served as Executive Vice President of Operations and Process Improvement of Bowater from August 2006 to October 2007. Previously, he was Vice President of Supply Chain Projects and Information Technology at Domtar Inc. He also served as Vice President of U.S. Operations for Domtar Inc. and previously held positions in engineering and mill management with Georgia-Pacific Corporation.
Mr. Vachon, Senior Vice President, Corporate Affairs and Chief Legal Officer of AbitibiBowater, served as Senior Vice President, Corporate Affairs and Secretary of Abitibi from 1997 to October 2007.
Mr. Wright, Senior Vice President, Human Resources of AbitibiBowater, served as Executive Vice President, Human Resources of Bowater from August 2006 to October 2007. He was Senior Vice President, Human Resources of Bowater from 2002 to 2006 and Vice President, Human Resources of Bowater from 1999 to 2002. Previously, he was Vice President of Human Resources for Georgia-Pacific Corporation.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors which could materially affect our business, results of operations or financial condition. The Creditor Protection Proceedings will have a direct impact on our business and exacerbate these risks and uncertainties. In particular, the risks described below could cause actual events to differ materially from those contemplated in our forward-looking statements. The risks described below are not the only risks we are facing. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or results of operations.
We have organized our risks into the following categories:
•	Risks Relating to Our Creditor Protection Proceedings, and

•	Risks Relating to Our Business
Risks Relating to Our Creditor Protection Proceedings
We, and many of our direct and indirect subsidiaries, are currently subject to Creditor Protection Proceedings and additional subsidiaries could become subject to similar proceedings. Our business, operations and financial position are subject to the risks and uncertainties associated with such proceedings.
Actions and decisions of our creditors and other third parties with interest in our Creditor Protection Proceedings may be inconsistent with our plans. For the duration of the Creditor Protection Proceedings, our business, operations and financial position will be subject to the risks and uncertainties associated with such proceedings. These risks, without limitation and in addition to the risks otherwise noted in this Annual Report on Form 10-K, are comprised of:
Strategic risks, including risks associated with our ability to:
•	stabilize the business to maximize the chances of preserving all or a portion of the enterprise;

•	develop a comprehensive restructuring plan in an effective and timely manner;
•	resolve ongoing issues with creditors and other third parties whose interests may differ from ours;

•	obtain court approval with respect to motions in the Creditor Protection Proceedings prosecuted from time to time;

•	obtain creditor, court and any other requisite third-party approvals for a comprehensive restructuring plan;

•	successfully implement a comprehensive restructuring plan; and

•	obtain court approval for asset sales.
Financial risks, including risks associated with our ability to:
•	generate cash from operations and maintain adequate cash-on-hand;

•	operate within the restrictions and limitations of the current DIP Credit Agreement, the amended accounts receivable securitization program and the proposed Abitibi DIP Agreement, or put in place a longer term solution;

•	continue to maintain currently approved intercompany lending and transfer pricing arrangements and ongoing deployment of cash resources throughout the Company in connection with ordinary course intercompany trade obligations and requirements;

•	continue to maintain our cash management arrangements, and obtain any further approvals from the Monitor, the courts or other third parties, as necessary to continue such arrangements;

•	raise capital to satisfy claims, including our ability to sell assets to satisfy claims against us;

•	obtain sufficient exit financing to support a comprehensive restructuring plan; and

•	realize full or fair value for any assets or business we may divest as part of a comprehensive restructuring plan.

Operational risks, including risks associated with our ability to:
•	attract and retain customers despite the uncertainty caused by the Creditor Protection Proceedings;

•	avoid reduction in, or delay or suspension of, customer orders as a result of the uncertainty caused by the Creditor Protection Proceedings;

•	maintain market share as our competitors move to capitalize on customer concerns;

•	operate our business effectively in consultation with the Creditors’ Committee and the Monitor;

•	actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees;

•	retain and incentivize key employees, attract new key employees and avoid labor disputes;

•	retain, or if necessary, replace major suppliers on acceptable terms;

•	avoid disruptions in our supply chain as a result of uncertainties related to our Creditor Protection Proceedings; and

•	maintain current relationships with customers, vendors and trade creditors.
Procedural risks, including risks associated with our ability to:
•	obtain court orders or approvals with respect to motions we file from time to time, including motions seeking extensions of the applicable stays of actions and proceedings against us, or obtain timely approval of transactions outside the ordinary course of business, or other events that may require a timely reaction by us or present opportunities for us;

•	resolve the claims made against us in such proceedings for amounts not exceeding our recorded liabilities subject to compromise;

•	prevent third parties from obtaining court orders or approvals that are contrary to our interests, such as the termination or shortening of the exclusivity period in the Chapter 11 Cases during which we can propose and seek confirmation of a comprehensive restructuring plan and the appointment of a Chapter 11 trustee or the conversion of our Chapter 11 Cases to Chapter 7 liquidation cases; and

•	reject, repudiate or terminate contracts.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Creditor Protection Proceedings could adversely affect our sales and relationships with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Creditor Protection Proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the U.S. Court and the Canadian Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.
We cannot provide any assurance as to what values, if any, will be ascribed in our Creditor Protection Proceedings to our various pre-petition liabilities, common stock and other securities. As a result of the Creditor Protection Proceedings, our currently outstanding common stock and exchangeable shares could have no value and may be canceled under any plan of reorganization we might propose and, therefore, we believe that the value of our various pre-petition liabilities and other securities is highly speculative. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.
Our Creditor Protection Proceedings raise substantial doubt about our ability to continue as a going concern.
Because of the risks and uncertainties associated with our Creditor Protection Proceedings, we cannot predict the ultimate outcome of the reorganization process, or predict or quantify the potential impact on our business, financial condition or results of operations. Our Creditor Protection Proceedings and our debtor in possession financing arrangements discussed above provide us with a period of time to stabilize our operations and financial condition and develop a comprehensive restructuring plan. However, it is not possible to predict the outcome of these proceedings and as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern. Our ability to continue as a going concern is dependent on market conditions and our ability to successfully develop and implement a comprehensive restructuring plan and improve profitability, obtain alternative financing to replace the debtor in possession financing arrangements and restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the U.S. Court and the Canadian Court. However, it is not possible to predict whether the actions taken in this restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. Even assuming a successful emergence from the Creditor Protection Proceedings, there can be no assurance as to the long-term viability of all or any part of the enterprise. In addition, a long period of operating under the Creditor Protection Proceedings may exacerbate the potential harm to our business and further restrict our ability to pursue certain business strategies or require us to take actions that we otherwise would not. These challenges are in addition to business, operational and competitive challenges that we would normally face even absent the Creditor Protection Proceedings.

The terms of our DIP Credit Agreement, the proposed Abitibi DIP Agreement and any future debtor in possession financing arrangements may severely limit our ability to plan for or respond to changes in our business.
Our ability to incur additional debt is significantly limited or restricted under the DIP Credit Agreement and the proposed Abitibi DIP agreement. These restrictions limit our ability to:
•	incur liens or make negative pledges on our assets;

•	merge, consolidate or sell our assets;

•	issue additional debt;

•	pay dividends or repurchase or redeem capital stock;

•	make investments and acquisitions;

•	enter into certain transactions with stockholders and affiliates;

•	make capital expenditures;

•	materially change our business;

•	amend our debt and other material agreements; or

•	make investments in unrestricted subsidiaries.
Our failure to comply with these covenants, or similar covenants in future debtor in possession financing arrangements, could result in our being required to repay these borrowings before their due date. If we are unable to make these repayments or otherwise refinance these borrowings, our lenders could foreclose on our assets. We may be unable to refinance these borrowings or refinance them on favorable terms, which could significantly increase our costs of borrowing.
Our common stock and the exchangeable shares of AbitibiBowater Canada Inc. are no longer traded on a national securities exchange. It will likely be more difficult for stockholders and investors to sell our common stock or the exchangeable shares of AbitibiBowater Canada Inc. or to obtain accurate quotations of the price of these securities.
On April 16, 2009, we received notice from the NYSE that it had determined that the trading of our common stock on the NYSE should be suspended immediately and that our common stock will be delisted after the completion of the NYSE’s application to the SEC. In addition, our common stock and the exchangeable shares of AbitibiBowater Canada Inc. have been suspended from trading by the TSX and will be delisted effective May 15, 2009. Our common stock is now traded over-the-counter (“OTC”) and is quoted on the Pink Sheets under the ticker symbol “ABWTQ.” We can provide no assurance that we will be able to re-list our common stock or exchangeable shares on a national securities exchange or that the common stock will continue being quoted on the Pink Sheets. The trading of our common stock OTC negatively impacts the trading price of our common stock. In addition, securities that trade OTC are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 under the Securities Exchange Act of 1934, as amended, commonly referred to as the “penny stock rule.” In connection with the delistings of our common stock and exchangeable shares, there may also be other negative implications, including the potential loss of confidence in us by our suppliers, customers and employees and the loss of institutional investor interest in our common stock.
OTC transactions involve risks in addition to those associated with transactions on a stock exchange. Many OTC stocks trade less frequently and in smaller volumes than stocks listed on an exchange. Accordingly, OTC-traded shares are less liquid and are likely to be more volatile than exchange-traded stocks. The price of our common stock is currently electronically displayed in the U.S. on the Pink Sheets, which is a quotation medium that publishes market maker quotes for OTC securities. It is not a stock exchange or listing service and is not owned, operated or regulated by any exchange. Investors are advised that we have not taken any steps to have our securities quoted on the Pink Sheets; there is no relationship, contractual or otherwise, between an issuer whose securities are quoted on the Pink Sheets, and Pink Sheets LLC exercises no regulatory oversight over us. Our status on the Pink Sheets is dependent on market makers’ willingness to continue to provide the service of accepting trades of our common stock.
We must restructure and transform our business and the assumptions underlying these efforts may prove to be inaccurate. We may not be able to successfully develop, obtain all requisite approvals for, or implement a comprehensive restructuring plan. Failure to obtain the requisite approvals for, or failure to successfully develop and implement our comprehensive restructuring plan within the time granted by the courts would, in all likelihood, lead to the liquidation of all of our assets.
Pursuant to the ongoing Creditor Protection Proceedings, we are working on developing a comprehensive restructuring plan. In order to successfully emerge from the Creditor Protection Proceedings, our senior management will be required to spend significant amounts of time developing a comprehensive restructuring plan, instead of focusing exclusively on business operations.

In connection with the transformation of our business, we have made, and will continue to make, judgments as to whether we should further reduce, relocate or otherwise change our workforce. Costs incurred in connection with workforce reduction efforts may be higher than estimated. Furthermore, our workforce efforts may impair our ability to achieve our current or future business objectives. Any further workforce efforts including reductions may not occur on the expected timetable and may result in the recording of additional charges.
Further, we have made, and will continue to make, judgments as to whether we should limit investment in, exit, or dispose of certain businesses. The Creditor Protection Proceedings and the development of a comprehensive plan of reorganization may result in the sale or divestiture of assets or businesses, but we can provide no assurance that we will be able to complete any sale or divestiture on acceptable terms or at all. Any decision by management to further limit investment in, or exit or dispose of businesses may result in the recording of additional charges.
We also must obtain the approvals of the respective courts, creditors, the Creditors’ Committee and the Monitor. We may not receive the requisite approvals and even if we do, a dissenting holder of a claim against us may challenge and ultimately delay the final approval and implementation of a comprehensive restructuring plan. If we are not successful in developing a comprehensive restructuring plan, or if we are successful in developing it but do not receive the requisite approvals, it is unclear whether we would be able to reorganize our businesses and what distributions, if any, holders of claims against us would receive. Should the stay or moratorium period and any subsequent extension thereof not be sufficient to develop and implement a comprehensive restructuring plan or should such plan not be approved by creditors and the courts and, in any such case, should we lose the protection of such stay or moratorium, substantially all of our debt obligations will become due and payable immediately, or subject to acceleration, creating an immediate liquidity crisis that in all likelihood would lead to the liquidation of all of our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were able to emerge as a viable, reorganized entity.
During the pendency of the Creditor Protection Proceedings, our financial results may be volatile and may not reflect historical trends. Also, as a result of the Creditor Protection Proceedings, our internal controls are currently subject to review and modification.
During the pendency of the Creditor Protection Proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance following the dates we initiated the Creditor Protection Proceedings. Further, we may sell or otherwise dispose of assets or businesses and liquidate or settle liabilities, with court approval, for amounts other than those reflected in our historical financial statements. Any such sale or disposition and any comprehensive restructuring plan could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a comprehensive restructuring plan. As a result of the Creditor Protection Proceedings, we will adopt SOP 90-7 commencing on the dates of our Creditor Protection Proceedings, which will require certain changes and additional reporting in our financial statements. Also, as a result of the Creditor Protection Proceedings, our internal controls are currently subject to review and modification, including with respect to the Monitor, and we may implement additional controls to accommodate the adoption of SOP 90-7, as well as any of the additional reporting requirements relating to our Creditor Protection Proceedings. The implementation of the foregoing may adversely affect the ability to timely file our reports.
Our liquidity position imposes significant risks to our operations.
Because of the public disclosure of our liquidity issues, and despite the liquidity provided by our DIP Credit Agreement, the accounts receivable securitization program and the proposed Abitibi DIP Agreement, our ability to maintain normal credit terms with our suppliers may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some customers could become reluctant to enter into long-term agreements with us.
The DIP Credit Agreement provides for borrowings in an aggregate principal amount of up to $206 million. The DIP Credit Agreement also provides for an incremental facility consisting of additional borrowings, upon our election and the satisfaction of certain conditions, in an aggregate principal amount of up to $360 million, less the Initial Advance. The Abitibi and Donohue securitization program has a maximum commitment of approximately $210 million and has been extended only for 45 days from April 16, 2009, subject to certain termination provisions. The Abitibi DIP Agreement, which has not yet been executed and is subject to the approval of the Canadian Court, is expected to provide for borrowings in an aggregate principal amount of up to $87.5 million. There can be no assurance that the amounts of cash from operations together with amounts available under these agreements will be sufficient to fund operations. In the event that cash flows and amounts available under these agreements are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, offered on acceptable terms. Failure to secure any necessary additional financing would have a material adverse impact on our operations. For additional information on our liquidity, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Risks Related to Our Business
Developments in alternative media could continue to adversely affect the demand for our products, especially in North America, and our responses to these developments may not be successful.
Trends in advertising, electronic data transmission and storage and the Internet could have further adverse effects on traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television and the Internet, instead of newsprint, coated paper, uncoated specialty papers or other products made by us. The demand for certain of our products weakened significantly over the last several years. For example, industry statistics indicate that North American newsprint demand has been in decline for several years and has experienced annual declines of 5.6% in 2005, 6.1% in 2006, 10.3% in 2007 and 11.2% in 2008. Third-party forecasters indicate that these declines in newsprint demand could continue or accelerate for 2009 due to conservation measures taken by publishers, reduced North American newspaper circulation, less space devoted to advertising and substitution to other uncoated mechanical grades.
One of our responses to the declining demand for our products has been to curtail our production capacity. See the “Business Strategy and Outlook” section in Item 7 for further information regarding the actions we took in 2007, 2008 and 2009 to reduce our production capacity, such as permanent closures or indefinite idling of certain facilities, as well as market-related downtime at other facilities. It may become necessary to curtail even more production or permanently shut down even more machines or facilities. Such further curtailments and shutdowns would become increasingly likely as North American newsprint demand continues to decline or if market conditions otherwise worsen. Curtailments or shutdowns could result in goodwill or asset write-downs and additional costs at the affected facilities, and could negatively impact our cash flows and materially affect our results of operations and financial condition.
Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial position and results of operations.
Trends discussed in the immediately preceding risk factor continue to impact the operations of our newsprint customers. If a customer is forced into bankruptcy as a result of these trends, any pre-petition receivables related to that customer may not be realized. In addition, such a customer may choose to reject its contracts with us, which could result in a larger pre-petition claim.
Currency fluctuations may adversely affect our results of operations and financial condition, and changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs.
We compete with North American, European and Asian producers in most of our product lines. Our products are sold and denominated in U.S. dollars, Canadian dollars and selected foreign currencies. A substantial portion of our manufacturing costs are denominated in Canadian dollars. In addition to the impact of product supply and demand, changes in the relative strength or weakness of such currencies, and particularly the U.S. dollar, may also affect international trade flows of these products. A stronger U.S. dollar may attract imports into North America from foreign producers, increase supply and have a downward effect on prices, while a weaker U.S. dollar may encourage U.S. exports and increase manufacturing costs that are in Canadian dollars or other foreign currencies. Variations in the exchange rates between the U.S. dollar and other currencies, particularly the Euro and the currencies of Canada, United Kingdom, Sweden and certain Asian countries, will significantly affect our competitive position compared to many of our competitors.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes depends primarily on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects. During the last two years, the relative value of the Canadian dollar ranged from US$0.85 in January 2007 to US$1.09 in November 2007 and back to US$0.77 in October 2008. Based on exchange rates, hedging levels and operating conditions originally projected for 2009 prior to the impact of the Creditor Protection Proceedings, we project that a one-cent increase in the Canadian-U.S. dollar exchange rate would increase our operating loss for 2009 by approximately $27 million.
If the Canadian dollar strengthens again against the U.S. dollar, it could influence the foreign exchange rate assumptions that are used in our evaluation of long-lived assets for impairment and, consequently, result in asset impairment charges. See the discussion under “Critical Accounting Estimates — Long-lived assets, other than goodwill” in Item 7 of this Annual Report on Form 10-K.
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
We compete with numerous forest products companies, some of which have greater financial resources than we do. There has been a continued trend toward consolidation in the forest products industry, leading to new global producers. These global producers are typically large, well-capitalized companies that may have greater flexibility in pricing and financial resources for marketing, investment and expansion than we do. The markets for our products are all highly competitive. Actions by competitors can affect our ability to sell our products and can affect the volatility of the prices at which our products are sold. While the principal basis for competition is price, we also compete on the basis of customer service, quality and product type. There has also been an increasing trend toward consolidation among our customers. With fewer customers in the market for our products, our negotiation position with these customers could be weakened. In addition, the Creditor Protection Proceedings and their associated risks and uncertainties may be used by our competitors in an attempt to divert our existing customers or may discourage future customers from purchasing our products under long-term agreements.
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
The forest products industry is highly cyclical. Fluctuations in the prices of, and the demand for, our products could result in small or negative profit margins, lower sales volumes and curtailment or closure of operations.
The forest products industry is highly cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. Most of our paper and wood products are commodities that are widely available from other producers and even our coated and specialty paper is susceptible to these fluctuations. Because our commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture and distribute and, consequently, our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general economic conditions in North America and worldwide. In 2008, we experienced lower demand and decreased pricing for our wood products due to a weaker U.S. housing market. We are not expecting any significant improvements in the wood products market before the end of 2009. As such, during 2008 we announced the curtailment of annualized capacity of approximately 1.3 billion board feet of lumber in the provinces of Quebec and British Columbia. We are also conducting an in-depth review of our wood products business with the objective of selling non-core assets, consolidating facilities, and curtailing or closing non-contributing operations. Curtailments or shutdowns could result in asset write-downs at the affected facilities and could negatively impact our cash flows and materially affect our results of operations and financial condition.
Our manufacturing businesses may have difficulty obtaining fiber at favorable prices, or at all.
Fiber is the principal raw material we use in our business. We use both virgin fiber (wood chips and logs) and recycled fiber (old newspapers and magazines) as fiber sources for our paper mills. Wood fiber is a commodity and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada and the United States. In addition, future domestic or foreign legislation, litigation advanced by Aboriginal groups and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest biodiversity and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. As is typical in the industry, we do not maintain insurance for any loss to our outstanding timber from natural disasters or other causes.
Wood fiber pricing is subject to market influences and our cost of wood fiber may increase in particular regions due to market shifts. In 2008, we experienced lower demand and decreased pricing for our wood products due to a weaker U.S. housing market. We are not expecting any significant improvements in the wood products market before the end of 2009. We and other wood products producers have announced closures or curtailments of sawmills. Continued closures and curtailments are likely to reduce the supply and increase the price of wood fiber.
Pricing of recycled fiber increased significantly during the first three quarters of 2008, but began to decrease during the fourth quarter of 2008. For example, prices of old newspapers increased from an average of $118 per ton in December 2007, to averages of $158 per ton, $165 per ton and $195 per ton during the first, second and third quarters of 2008, respectively, and then decreased to $111 per ton during the fourth quarter of 2008. We believe that the price increases in the first three quarters of 2008 were related to expanding paper and packaging capacity in Asia, as well as strong North American demand, and that the price decreases in the fourth quarter of 2008 were due to declining North American demand. There can be no assurance that prices of recycled fiber will remain at their current lower levels. Any sustained increase in fiber prices would increase our operating costs and we may be unable to increase prices for our products in response.

Although we believe that the balance of fiber supply between our internal sources and the open market is adequate to support our current wood products and paper and pulp production requirements, there can be no assurance that access to fiber will continue at the same levels achieved in the past. The cost of softwood fiber and the availability of wood chips may be affected. If our cutting rights pursuant to the forest licenses or forest management agreements of Abitibi and Bowater are reduced or if any third-party supplier of wood fiber stops selling or is unable to sell wood fiber to us, our financial condition and operating results could suffer.
An increase in the cost of our purchased energy, chemicals and other raw materials would lead to higher manufacturing costs, thereby reducing our margins.
Our operations consume substantial amounts of energy, such as electricity, natural gas, fuel oil, coal and wood waste. We buy energy and raw materials, including chemicals, wood, recovered paper and other raw materials, primarily on the open market.
The prices for raw materials and energy are volatile and may change rapidly, directly affecting our results of operations. The availability of raw materials and energy may also be disrupted by many factors outside our control, adversely affecting our operations. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years and prices for 2005, 2006, 2007 and 2008 exceeded historical averages. As a result, fluctuations in energy prices will impact our manufacturing costs and contribute to earnings volatility.
We are a major user of renewable natural resources such as water and wood. Accordingly, significant changes in climate and forest diseases or infestation could affect our financial condition and results of operations. The volume and value of timber that we can harvest or purchase may be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes. Also, we can provide no assurance that we will be able to maintain our rights to utilize water or to renew them at conditions comparable to those currently in effect.
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
The sale of certain of our hydroelectric facilities may result in an increase in energy and other costs.
The sale of certain of our hydroelectric facilities, as discussed below, if approved by the applicable courts in connection with the Creditor Protection Proceedings, may result in an increase in energy and other costs, which could have an adverse effect on our results of operations. See the risk factor, “The current decline in the global economy and the Creditor Protection Proceedings may significantly inhibit our ability to sell assets,” for additional information.
We could experience disruptions in operations or increased labor costs due to labor disputes.
We believe we are the largest employer in the Canadian pulp and paper sector and have the sector’s largest representation by unions. A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada will expire in the second quarter of 2009. The collective bargaining agreement for the Calhoun, Tennessee facility, which expired in July 2008, has not been renewed. The collective bargaining agreement which covers the Catawba, South Carolina facility expires in April 2009. The employees at the facility in Mokpo, South Korea have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear. While negotiations with the unions in the past have resulted in collective agreements being signed, as is the case with any negotiation, we may not be able to negotiate acceptable new agreements, which could result in strikes or work stoppages by affected employees. Renewal of collective bargaining agreements could also result in higher wage or benefit costs. Therefore, we could experience a disruption of our operations or higher ongoing labor costs which could have a material adverse effect on our business, financial condition or results of operations.
The Communications, Energy and Paperworkers Union of Canada has selected contract talks with us to set the industry-wide pattern for contracts that will replace current agreements that expire at the end of April 2009.
At this time, we cannot predict the impact of the Creditor Protection Proceedings on our labor costs and relations.
Our operations require substantial capital and we may not have adequate capital resources to provide for all of our capital requirements.
Our businesses are capital intensive and require that we regularly incur capital expenditures in order to maintain our equipment, increase our operating efficiency and comply with environmental laws. In addition, significant amounts of capital may be required to modify our equipment to produce alternative grades with better demand characteristics or to make significant improvements in the characteristics of our current products. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs and capital expenditures, we would have to obtain additional funds from borrowings or other available sources or reduce or delay our capital expenditures. The recent credit crisis and downturn in the global economy have resulted in a significant decline in the credit markets and the overall availability of credit. We may not be able to obtain additional funds on favorable terms or at all. If we cannot maintain or upgrade our equipment as we require, we may become unable to manufacture products that compete effectively. At this time, we cannot predict the impact of the Creditor Protection Proceedings on our capital expenditure program.

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
We are subject to physical and financial risks associated with climate change.
Our operations are subject to climate variations, which impact the productivity of forests, the distribution and abundance of species and the spread of disease or insect epidemics, which may adversely or positively affect timber production. Over the past several years, changing weather patterns and climatic conditions have added to the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, snow and ice storms, which could also affect our woodlands or cause variations in the cost for raw materials such as fiber. Changes in precipitation resulting in droughts could adversely affect our hydroelectric facilities’ production, increasing our energy costs, while increased precipitation may generally have positive effects.
To the extent climate change impacts raw material availability or our electricity production, it may also impact our costs or revenues. Furthermore, should financial markets view climate change as a financial risk, our ability to access capital markets or to receive acceptable terms and conditions could be affected.
We may be required to record additional long-lived asset impairment charges.
Losses related to impairment of long-lived assets are recognized when circumstances indicate the carrying values of the assets may not be recoverable, such as continuing losses in certain locations. When certain indicators that the carrying value of a long-lived asset may not be recoverable are triggered, we evaluate the carrying value of the asset group in relation to its expected undiscounted future cash flows. If the carrying value of the asset group is greater than the expected undiscounted future cash flows, an impairment charge is recorded based on the excess of the long-lived asset group’s carrying value over its fair value.

In November 2008, we announced the permanent closure of our previously idled Donnacona and Mackenzie paper mills, based on current market conditions. Upon review of the recoverability of the long-lived assets at these facilities, we recorded long-lived asset impairment charges of $127 million at our Donnacona paper mill and $12 million at our Mackenzie paper mill in the third quarter of 2008.
In December 2008, we announced the permanent closure of our Grand Falls, Newfoundland and Labrador newsprint mill by the end of the first quarter of 2009 and our Covington, Tennessee paper converting facility by the end of 2008, based on current market conditions. Upon review of the recoverability of the long-lived assets at these facilities, we recorded long-lived asset impairment charges of $74 million at our Grand Falls newsprint mill and $28 million at our Covington paper converting facility in the fourth quarter of 2008.
On March 13, 2009, we announced that we signed a non-binding agreement in principle for the sale of our interests in Manicouagan Power Company Inc. for a total purchase price of approximately Cdn$615 million ($504 million), payable 90% upon the closing of the transaction and 10% on the second anniversary of the closing, subject to adjustment for contingencies. The non-binding agreement is subject to certain terms and conditions including, but not limited to, satisfactory due diligence, obtaining required consents and approvals and execution of definitive agreements (including a long-term power supply agreement for our Baie-Comeau, Quebec paper mill). In the fourth quarter of 2008, we recorded a long-lived asset impairment charge of $181 million related to these assets held for sale. The fair value of these assets was determined based on the net realizable value of the long-lived assets consistent with the terms of the non-binding agreement in principle for the sale.
For additional information, see Note 6, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges,” to our Consolidated Financial Statements. It is possible that we could record additional non-cash long-lived asset impairment charges in future periods when there is a triggering event.
We have net liabilities with respect to our pension plans and the actual cost of our pension plan obligations could exceed current provisions.
As of December 31, 2008, our defined benefit pension plans were under-funded by an aggregate of approximately $389 million on a financial accounting basis. Our future funding obligations for the defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and demographic experience (e.g., mortality and retirement rates) and any changes in government laws and regulations. Any adverse change to any of these factors may require us to increase our cash contributions to our pension plans and those additional contributions could have a material adverse effect on our cash flows and results of operations. We are evaluating our pension and OPEB benefit obligations in the context of the Creditor Protection Proceedings and as a result, our current expectations regarding such obligations in 2009 and beyond are uncertain at this time and are subject to change.
The determination of projected benefit obligations and the recognition of expenses related to our pension plan obligations are dependent on assumptions used in calculating these amounts. These assumptions include, among other things, expected rates of return on plan assets, which are developed using our historical experience applied to our target allocation of investments in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third-party actuarial consultants and adjusted as necessary. Recent deterioration in the global securities markets has impacted the value of the assets included in our defined benefit pension plans. In June 2008, in response to market disruptions, management approved a tactical de-risking policy to increase debt securities and reduce equity securities. Over the last half of 2008, debt securities were increased to approximately 75%. Accordingly, during the second half of 2008, we mitigated much of the effect of the volatility that impacted the global equity markets during such period. In December 2008, assets were rebalanced towards a normalized allocation of 50% equity securities and 50% debt securities for the majority of our pension plans. Future minimum cash contributions will not be materially impacted in 2009 as a result of the market volatility in 2008, since the 2009 contributions are largely based on valuations performed as of or prior to January 1, 2008. The decline in the fair value of our plans may, however, increase the minimum cash contributions that will be required in 2010.

We may not be compensated for the expropriation of certain assets by the Government of Newfoundland and Labrador.
On December 16, 2008, following our December 4, 2008 announcement of the permanent closure of our Grand Falls paper mill, the Government of Newfoundland and Labrador, Canada passed legislation under Bill 75 to expropriate all of our timber rights, water rights, leases and hydroelectric assets in the Province of Newfoundland and Labrador, whether partially or wholly owned through our subsidiaries and affiliated entities. The Government of Newfoundland and Labrador also announced that it does not plan to compensate us for the loss of the water and timber rights, but has indicated that it may compensate us for certain of our hydroelectric assets. However, it has made no commitment to ensure that such compensation would represent the fair market value of such assets. As a result of the expropriation, in the fourth quarter of 2008, we recorded, as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million, or $4.45 per share, with no related income tax benefit.
We have retained legal counsel to review all legal options. On April 23, 2009, we filed a Notice of Intent under NAFTA, relating to the expropriation of these assets specifying violations by the Government of Newfoundland and Labrador under the terms of NAFTA, for which the Government of Canada is responsible. Although there is no guarantee regarding the outcome and receipt of fair compensation under the terms of NAFTA, we believe that the Government of Newfoundland and Labrador has violated the terms of NAFTA, and that we (a U.S. domiciled company) should be fairly compensated for the expropriation. Under the terms of NAFTA, compensation for expropriated assets is based on fair market value. The Notice of Intent asserts that the expropriation was arbitrary, discriminatory and illegal, and we are seeking in excess of CDN$300 million in direct compensation for the fair market value of the expropriated rights and assets, plus additional costs and further relief as the Arbitral Tribunal may deem just and appropriate. We have asserted in the Notice of Intent that the expropriation unquestionably breaches Canada’s NAFTA obligations on a number of grounds, including among others: (i) the criteria for expropriation are not met in Bill 75; (ii) Bill 75 does not ensure payment for the fair market value of the expropriated rights and assets; (iii) Bill 75 purports to strip us of any rights to access the courts, which is independently a violation of NAFTA; and (iv) Bill 75 is retaliatory in nature and discriminates against us. We have filed the Notice of Intent as part of the dispute resolution mechanism available under NAFTA and will submit the claim to arbitration in three months, pursuant to the relevant NAFTA provisions, should this matter not be resolved by that date. Although we believe that the Canadian Government will be required to compensate us for the fair market value of the expropriated assets, we have not recognized any asset for such claim in these financial statements.
The current decline in the global economy are the Creditor Protection Proceedings may significantly inhibit our ability to sell assets.
We have targeted approximately $750 million in asset sales by the end of 2009, including our 75% equity interest in ACH Limited Partnership, our interests in Manicouagan Power Company Inc., additional timberlands, sawmills, other hydroelectric sites and other assets in order to provide us with additional working capital. However, as a result of the current global economy and credit crisis, it may be difficult for potential purchasers to obtain the financing necessary to buy such assets. As a result, we may be forced to sell the assets for significantly lower amounts than planned or may not be able to sell them at all. In addition, any sale during the Creditor Protection Proceedings will be subject to approval by the applicable court. No assurances can be provided that the applicable court will approve any such sales under their current terms, or at all, or the timing of any such approvals.
The late filing of our Annual Report on Form 10-K with the SEC could adversely affect our ability to access public capital markets in the future and limit our ability to issue shares of common stock to holders of our convertible notes and to holders of the exchangeable shares of AbitibiBowater Canada Inc. under our existing shelf registration statements.
We did not file this Annual Report on Form 10-K for the year ended December 31, 2008 within the timeframe required by SEC rules. As a result, we will be ineligible to register our securities using short-form registration on Form S-3 for a period of at least 12 months, which could adversely affect our ability to raise capital during this period, or any future period, of non-compliance. In addition, we will be unable to use our previously filed registration statements on Form S-3 for a period of at least 12 months. As a result, we will be unable to deliver freely tradable shares of our common stock to (i) holders of our 8% senior convertible notes due 2013 upon exercise of their conversion rights or (ii) holders of the exchangeable shares of AbitibiBowater Canada Inc. upon exercise of their exchange rights, in each case until we have filed a new registration statement on Form S-1 with respect to such shares and the SEC has declared the registration statement effective (absent reliance on an exemption from the registration requirements of the U.S. securities laws).
Under the terms of the registration rights agreement related to the convertible notes, we may be required to pay penalties of up to 0.50% per annum of the principal amount of the convertible notes to the extent we are unable to maintain an effective registration statement for common shares deliverable upon conversion. Under the terms of the amended and restated support agreement related to the exchangeable shares, we are required to take good faith actions to maintain an effective registration statement for shares of common stock of AbitibiBowater deliverable upon exchange of exchangeable shares of AbitibiBowater Canada Inc. In light of the Creditor Protection Proceedings, holders of the exchangeable shares may be unable to exchange such shares for shares of our common stock for a significant period of time.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Information regarding our owned properties is included in Item 1 of this Form 10-K.
In addition to the properties that we own, we also lease under long-term leases certain timberlands, office premises and office and transportation equipment and have cutting rights with respect to certain timberlands. Information regarding timberland, capital and operating leases and cutting rights is included in Note 24, “Timberland, Capital and Operating Leases and Purchase Obligations,” to our Consolidated Financial Statements. As a result of the Creditor Protection Proceedings, we are in default with respect to certain contracts, including without limitation certain leases of real property. However, as a result of the Creditor Protection Proceedings, all actions against us have been stayed and no action may be undertaken against us for these defaults during the stay period. We may seek to reject, repudiate or terminate certain burdensome contracts and leases so as to vacate additional leased properties and close and sell additional facilities.
ITEM 3. LEGAL PROCEEDINGS
On April 16, 2009, AbitibiBowater and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for relief under Chapter 11. In addition, on April 17, 2009, AbitibiBowater and certain of its Canadian subsidiaries sought creditor protection under the CCAA. On April 17, 2009, Abitibi and ACCC each filed Chapter 15 Cases in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. See Item 1, “Business – Creditor Protection Proceedings,” for additional information.
We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Although the final outcome of any of these matters is subject to many variables and cannot be predicted with any degree of certainty, we establish reserves for a matter when we believe an adverse outcome is probable and the amount can be reasonably estimated. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on our results of operations in any given quarter or year. Subject to certain exceptions, all litigation against us in respect of AbitibiBowater that arose or may arise out of pre-petition conduct or acts is subject to the automatic stay provisions of Chapter 11 and the CCAA and the orders of the U.S. Court and the Canadian Court rendered thereunder. As a result, we believe that these matters will not have a material adverse effect on our results of operations during the Creditor Protection Proceedings.
On December 16, 2008, following our December 4, 2008 announcement of the permanent closure of our Grand Falls paper mill, the Government of Newfoundland and Labrador, Canada passed legislation under Bill 75 to expropriate all of our timber rights, water rights, leases and hydroelectric assets in the Province of Newfoundland and Labrador, whether partially or wholly owned through our subsidiaries and affiliated entities. The Government of Newfoundland and Labrador also announced that it does not plan to compensate us for the loss of the water and timber rights, but has indicated that it may compensate us for certain of our hydroelectric assets. However, it has made no commitment to ensure that such compensation would represent the fair market value of such assets. As a result of the expropriation, in the fourth quarter of 2008, we recorded, as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million, or $4.45 per share, with no related income tax benefit.
We have retained legal counsel to review all legal options. On April 23, 2009, we filed a Notice of Intent under NAFTA, relating to the expropriation of these assets specifying violations by the Government of Newfoundland and Labrador under the terms of NAFTA, for which the Government of Canada is responsible. Although there is no guarantee regarding the outcome and receipt of fair compensation under the terms of NAFTA, we believe that the Government of Newfoundland and Labrador has violated the terms of NAFTA, and that we (a U.S. domiciled company) should be fairly compensated for the expropriation. Under the terms of NAFTA, compensation for expropriated assets is based on fair market value. The Notice of Intent asserts that the expropriation was arbitrary, discriminatory and illegal, and we are seeking in excess of CDN$300 million in direct compensation for the fair market value of the expropriated rights and assets, plus additional costs and further relief as the Arbitral Tribunal may deem just and appropriate. We have asserted in the Notice of Intent that the expropriation unquestionably breaches Canada’s NAFTA obligations on a number of grounds, including among others: (i) the criteria for expropriation are not met in Bill 75; (ii) Bill 75 does not ensure payment for the fair market value of the expropriated rights and assets; (iii) Bill 75 purports to strip us of any rights to access the courts, which is independently a violation of NAFTA; and (iv) Bill 75 is retaliatory in nature and discriminates against us. We have filed the Notice of Intent as part of the dispute resolution mechanism available under NAFTA and will submit the claim to arbitration in three months, pursuant to the relevant NAFTA provisions, should this matter not be resolved by that date. Although we believe that the Canadian Government will be required to compensate us for the fair market value of the expropriated assets, we have not recognized any asset for such claim in these financial statements.

Following the announcement of the permanent closure of our Donnacona paper mill (the “Donnacona mill”), on December 3, 2008, the Centrale Syndicale Nationale (“CSN”) and the employees of the Donnacona mill filed, against us, Investissement Quebec and the Government of the Province of Quebec, a civil lawsuit before the Superior Court of the district of Quebec. The CSN and the employees also filed a grievance claim for labor arbitration on the same basis. The CSN and the employees are claiming an amount of approximately $48 million in salary through April 30, 2011, as well as moral and exemplary damages, arguing that we failed to respect the obligations subscribed in the context of a loan made by Investissement Quebec. The CSN and the employees are also claiming that Investissement Quebec and the Government are solidarily responsible for the loss allegedly sustained by the employees. We believe our defense is meritorious and intend to contest this matter vigorously.
On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the Combination. This complaint was dismissed and the matter is now before the Court of Common Pleas in Greenville County, South Carolina, where the parties are currently involved in the initial stages of the litigation, including discovery and the maintaining of various procedural motions. The Levin Group, L.P. seeks damages of no less than $70 million, related costs and such other relief as the court deems just and proper. We believe this claim is entirely without merit and intend to continue to contest this matter vigorously.
On April 26, 2006, we received a notice of violation from the U.S. Environmental Protection Agency (“EPA”) alleging four violations of the Clean Air Act (“CAA”) at our Calhoun mill for which penalties in excess of $100,000 could be imposed. We have strong arguments that the Calhoun mill did not violate the CAA and continue to discuss these issues with the EPA.
Since late 2001, Bowater, several other paper companies, and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury. These suits have been filed by approximately 1,800 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York, Tennessee and Texas. Approximately 1,000 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 800 claims remain. Insurers are defending these claims, and we believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, we do not expect these claims to have a material adverse impact on our business, financial position or results of operations.
We may be a “potentially responsible party” with respect to three hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was already contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. We believe we will not be liable for any significant amounts at any of these sites.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading under the symbol “ABH” on both the NYSE and the TSX on October 29, 2007, following the consummation of the Combination. Prior to the Combination, Abitibi common shares traded on the NYSE under the symbol “ABY” and on the TSX under the symbol “A,” and Bowater common stock traded on the NYSE under the symbol “BOW.” Shares of Abitibi and Bowater common stock ceased separate trading on October 29, 2007. As a result of the Creditor Protection Proceedings, our common stock has been suspended from trading on the NYSE and is expected to be delisted in the near future. Our common stock and the exchangeable shares of AbitibiBowater Canada Inc. have been suspended from trading on the TSX and will be delisted effective May 15, 2009. Our common stock is currently traded on the OTC and is quoted on the Pink Sheets under the symbol “ABWTQ.”
In the Combination, shareholders of Abitibi generally received 0.06261 shares of AbitibiBowater common stock for each common share of Abitibi they owned and shareholders of Bowater received 0.52 shares of common stock of AbitibiBowater for each share of Bowater common stock they owned.
Since Bowater was the deemed “acquirer” of Abitibi in the Combination, the following table sets forth the high and low sales prices per share and cash dividends paid on the common stock of Bowater prior to the Combination (adjusted for the 0.52 exchange ratio), and AbitibiBowater subsequent to the Combination, for each fiscal quarter of 2008 and 2007, as applicable.

	Bowater		AbitibiBowater		Dividends
	High	Low	High	Low	Per share

2007
First quarter	$57.62	$41.29	-	-	$0.38
Second quarter	$51.52	$39.10	-	-	$0.38
Third quarter	$50.23	$26.87	-	-	$0.38
Fourth quarter	$37.60	$28.58	$37.45	$14.13	-
2008
First quarter	-	-	$26.13	$4.70	-
Second quarter	-	-	$14.89	$8.65	-
Third quarter	-	-	$9.76	$3.75	-
Fourth quarter	-	-	$4.24	$0.24	-

As of March 31, 2009, there were 3,025 holders of record of AbitibiBowater common stock.
During the fourth quarter of 2007, the payment of a quarterly dividend to shareholders was suspended indefinitely. Under the terms of our debtor in possession financing arrangements and our Creditor Protection Proceedings, we cannot pay dividends on our common stock for the duration of our Creditor Protection Proceedings.
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding our equity compensation plans.

The following graph compares the cumulative 5-year total return attained by shareholders on our common stock versus the cumulative total returns of the S&P 500 index and a peer group of fifteen companies. The individual companies comprising the peer group are: Bemis Company, Inc., Caraustar Industries, Inc., Domtar Corporation, Graphic Packaging Holding Company, International Paper Company, Louisiana-Pacific Corporation, MeadWestvaco Corporation, Packaging Corporation of America, Potlatch Corporation, Rock-Tenn Company, Sealed Air Corporation, Smurfit-Stone Container Corporation, Sonoco Products Company, Temple-Inland Inc. and Wausau Paper Corp. The graph tracks the performance of a $100 investment in our common stock, in the S&P 500 index and in the peer group (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008. The stock price performance included in the graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among AbitibiBowater Inc., the S&P 500 index and a peer group

	12/03	12/04	12/05	12/06	12/07	12/08
AbitibiBowater Inc.	$100.00	$96.81	$69.29	$52.53	$25.75	$0.59
S&P 500	$100.00	$110.88	$116.33	$134.70	$142.10	$89.53
Peer group	$100.00	$109.40	$96.68	$104.40	$97.96	$45.01

ITEM 6. SELECTED FINANCIAL DATA
The following table presents summary historical consolidated financial information for each of the last five years. The selected financial information for the years ended December 31, 2008, 2007 and 2006 and as of December 31, 2008 and 2007 under the captions “Statement of Operations Data,” “Segment Sales Information” and “Financial Position” shown below has been derived from our audited Consolidated Financial Statements. All other data under the above-referenced sections has been derived from Bowater’s audited consolidated financial statements not included in this Annual Report on Form 10-K. This table should be read in conjunction with Items 7 and 8 of this Annual Report on Form 10-K. On October 29, 2007, Abitibi and Bowater became wholly-owned subsidiaries of AbitibiBowater. See information regarding the Combination in Note 1, “Organization and Basis of Presentation,” and Note 3, “Business Combination,” to our Consolidated Financial Statements. The data set forth below reflects the results of operations and financial position of Bowater for the periods before October 29, 2007 and those of both Abitibi and Bowater for periods beginning on or after October 29, 2007, and may not be indicative of our future financial condition or results of operations (see “Risk Factors” in Item 1A).

(In millions, except per share amounts or otherwise indicated)	2008	2007	2006	2005	2004

Statement of Operations Data
Sales	$6,771	$3,876	$3,530	$3,484	$3,190
Operating (loss) income(1)	(1,430)	(400)	41	99	30
Loss before extraordinary item and cumulative effect of accounting changes	(1,978)	(490)	(135)	(120)	(87)
Net loss (2)	(2,234)	(490)	(138)	(121)	(87)
Basic and diluted loss per common share	(38.79)	(14.11)	(4.64)	(4.05)	(2.93)
Dividends declared per common share(3)	-	1.15	1.54	1.54	1.54

Segment Sales Information
Newsprint	$3,238	$1,574	$1,438	$1,429	$1,341
Coated papers	659	570	612	625	495
Specialty papers	1,829	800	570	477	409
Market pulp	626	600	559	534	543
Wood products	418	318	332	385	370
Other	1	14	19	34	32

	$6,771	$3,876	$3,530	$3,484	$3,190

Financial Position
Timber and timberlands(4)	$47	$58	$61	$85	$186
Fixed assets, net	$4,460	$5,675	$2,878	$3,049	$3,301
Total assets	$8,072	$10,287	$4,646	$5,152	$5,450
Long-term debt, including current installments (5)	$5,293	$5,059	$2,267	$2,422	$2,442
Total debt (5)	$5,970	$5,648	$2,267	$2,477	$2,515

Additional Information
Cash flow (used in) provided by operations	$(420)	$(247)	$182	$169	$123
Cash invested in fixed assets, timber and timberlands	$186	$128	$199	$168	$84

Employees (number)	15,900	18,000	7,400	8,000	8,100

(1)	Operating (loss) income includes a net gain on disposition of assets of $49 million, $145 million, $186 million, $66 million and $7 million for the years 2008, 2007, 2006, 2005 and 2004, respectively. Operating (loss) income for 2008, 2007, 2006, and 2005 includes closure costs, impairment of assets other than goodwill and other related charges of $481 million, $123 million, $53 million and $83 million, respectively. Operating (loss) income for 2008 and 2006 includes impairment of goodwill charges of $810 million and $200 million, respectively. Operating loss includes an arbitration award of $28 million in 2007. Operating income includes a lumber duties refund of $92 million in 2006.

(2)	Net loss in 2008 includes a $256 million extraordinary loss (no related income tax benefit), or $4.45 per share, for the non-cash write-off of the carrying value of our timber rights, water rights, leases and hydroelectric assets in the Province of Newfoundland and Labrador, which were expropriated by the Government of Newfoundland and Labrador in the fourth quarter of 2008. See Item 3, “Legal Proceedings.”

(3)	Dividends were declared quarterly. During the fourth quarter of 2007, the payment of a quarterly dividend to shareholders was suspended indefinitely.

(4)	We sold approximately 46,400 acres, 133,600 acres, 535,200 acres, 29,900 acres and 3,200 acres of timberlands in 2008, 2007, 2006, 2005 and 2004, respectively.

(5)	The Creditor Protection Proceedings constituted an event of default under substantially all of our debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the Creditor Protection Proceedings.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition for the years ended December 31, 2008, 2007 and 2006.
Our Financial Information and the Going Concern Assumption
This discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes, which have been prepared assuming that AbitibiBowater and its subsidiaries, Abitibi and Bowater, will continue as a going concern. The going concern basis of presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the commencement of the Creditor Protection Proceedings and the factors contributing to our liquidity issues, which are discussed below under “Creditor Protection Proceedings” and “Liquidity and Capital Resources,” raise substantial doubt about our ability to continue as a going concern. The Creditor Protection Proceedings and our debtor in possession financing arrangements, which are discussed below under “Creditor Protection Proceedings” and “Liquidity and Capital Resources,” provide us with a period of time to stabilize our operations and financial condition and develop a comprehensive restructuring plan. Management believes that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of these proceedings and as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to successfully develop and implement a comprehensive restructuring plan and improve profitability, obtain alternative financing to replace our debtor in possession financing arrangements and restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the U.S. Court and the Canadian Court. However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities. Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in our Consolidated Financial Statements. The assets and liabilities in our Consolidated Financial Statements do not reflect any adjustments related to the Creditor Protection Proceedings, which arose subsequent to December 31, 2008.
Creditor Protection Proceedings
In recent years, we have experienced significant recurring losses, which have resulted in significant negative operating cash flows. A number of factors have contributed to these results, including a highly competitive market for our products, the highly cyclical nature of the forest products industry, significant annual declines over the past several years in the demand for newsprint, which is our principal product, a weak U.S. housing market, the capital-intensive nature of our operations, the weakened global economy and cost pressures resulting from the volatility of currency exchange rates and costs for raw materials and energy. In recent quarters, we have taken steps to attempt to address these issues, including actions to curtail our production capacity, such as permanent closures or indefinite idling of certain facilities, as well as market-related downtime at other facilities. In addition, we have divested non-core assets as an additional source of liquidity, taken a disciplined approach to capital spending and implemented cost reduction initiatives to achieve improved operational efficiencies. See the “Business Strategy and Outlook” section below for additional information. However, these restructuring measures have not provided adequate relief from the significant liquidity pressure we have been experiencing. As global economic conditions dramatically worsened beginning in 2008, we have experienced significant pressure on our business and a deterioration of our liquidity. The extreme volatility in the global equity and credit markets has further compounded the situation by limiting our ability to refinance our debt obligations.
In early 2009, we made several unsuccessful attempts to refinance our significant indebtedness, which included, among other things, an exchange offer and concurrent notes offering to address Bowater’s liquidity issues and a debt recapitalization plan to address Abitibi’s liquidity issues. After extensive consideration of all other alternatives and after thorough consultation with our advisors, we determined, with the consent of our Board of Directors, that a comprehensive financial and business restructuring could be most effectively and quickly achieved within the framework of creditor protection proceedings in both the United States and Canada. Therefore, on April 16, 2009, AbitibiBowater and certain of its U.S. and Canadian subsidiaries filed voluntary petitions in the U.S. Court for relief under Chapter 11. In addition, on April 17, 2009, AbitibiBowater and certain of its Canadian subsidiaries sought creditor protection under the CCAA in the Canadian Court. On April 17, 2009, Abitibi and ACCC each filed a voluntary petition for provisional and final relief in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. Our subsidiaries which own our Bridgewater, United Kingdom and Mokpo, South Korea operations were not included in the Creditor Protection Proceedings and will continue to operate outside of such proceedings.
We initiated the Creditor Protection Proceedings in order to enable us to pursue reorganization efforts under the protection of Chapter 11 and the CCAA. The Creditor Protection Proceedings will allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan. We remain in possession of our assets and properties and will continue to operate our business and manage our properties as “debtors in possession” under the jurisdiction of the U.S. Court and the Canadian Court and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, we and our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the relevant court(s).

The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the commencement of the Creditor Protection Proceedings.
In the Creditor Protection Proceedings, we have sought and obtained interim approval by the U.S. Court and the Canadian Court to enter into the DIP Credit Agreement for the benefit of AbitibiBowater and certain of our Bowater subsidiaries. In the Creditor Protection Proceedings, we have sought approval by the Canadian Court to enter into the Abitibi DIP Agreement for the benefit of Abitibi and Donohue and expect to obtain approval of the Canadian Court shortly. In connection with the Creditor Protection Proceedings, Abitibi and certain subsidiaries of Donohue entered into an amendment to their existing accounts receivable securitization program to extend the program for 45 days, subject to certain termination provisions. For additional information on our debtor in possession financing arrangements and the accounts receivable securitization program, see “Liquidity and Capital Resources” below.
See Item 1, “Business — Creditor Protection Proceedings — Reorganization process,” for information regarding the reorganization process under our Creditor Protection Proceedings.
In early 2009, we have incurred significant costs associated with our unsuccessful refinancing efforts and our Creditor Protection Proceedings and will continue to incur significant costs associated with our Creditor Protection Proceedings, which could adversely affect our results of operations and financial condition.
Our Financial Information and the Combination of Bowater and Abitibi
As discussed in more detail in Item 1 of this report, on October 29, 2007, Bowater and Abitibi combined in a merger of equals with each becoming a wholly-owned subsidiary of AbitibiBowater. Bowater was deemed to be the “acquirer” of Abitibi for accounting purposes; therefore, the financial information and discussion below reflect the results of operations and financial position of Bowater for the periods before the closing of the Combination and those of both Abitibi and Bowater for periods beginning on or after the closing of the Combination. This means that our consolidated results of operations for 2007 include Abitibi’s results of operations for only the 64 days following the Combination. Our year-end results of operations for 2006 include only Bowater results of operations.
Business Fundamentals
Through our subsidiaries, we manufacture newsprint, coated and specialty papers, market pulp and wood products. We operate pulp, paper and wood products facilities in Canada, the United States, the United Kingdom and South Korea. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products.
We manufacture approximately 8 million metric tons annually of a broad range of mechanical-based printing papers — newsprint, coated mechanical and mechanical specialty papers. These products are sold to leading publishers, commercial printers and advertisers. We also sell pulp that is not used in the production of our newsprint, coated and specialty printing papers to paper, tissue and toweling manufacturers who do not have a sufficient supply of pulp for their own needs. We are involved in the recovery of old paper, which fulfills part of our recycled fiber needs. We operate sawmills that can produce close to 3 billion board feet of lumber annually and provide a source of residual wood chips that we use to manufacture pulp and paper. We also operate remanufacturing and engineered wood facilities. Our wood products are sold to a diversified group of customers, including large retailers, buying groups, distributors, wholesalers and industrial accounts.
To produce our pulp and paper products, as of December 31, 2008, we owned or operated 24 pulp and paper mills, 21 of which are located in eastern North America. Mills outside of eastern North America include a newsprint mill in the state of Washington for which we are the managing partner, a newsprint mill in the United Kingdom that provides access to the European markets and a newsprint mill in South Korea that provides access to the growing Asian markets.
Our North American manufacturing facilities are located near key domestic markets and many have access to export markets. They are supported by approximately 46 million acres of timberland — about 1 million acres are owned or leased and the balance of 45 million acres is under long-term cutting rights on Crown-owned land in Canada.
Our products are, in large part, commodities sold in global markets. Our business is influenced by general economic conditions that impact our customers as well as changes within our industry that affect demand, supply, pricing, shipments or the cost of production. North American demand for newsprint continued to decline in 2008, and there is no indication as to whether or when the demand will stabilize.
The manufacturing facilities we operate are capital-intensive and require significant amounts of cash to maintain. Our ability to generate positive cash flow is dependent on achieving revenues that exceed manufacturing and interest costs and on the amount of cash that must be reinvested in the business.

A significant portion of our manufacturing facilities are located outside the U.S.; however, the majority of our sales are denominated in U.S. dollars. Therefore, fluctuations in currency rates can have a significant impact on our revenues, costs, relative cost competitiveness and cash flows. In particular, our results can be materially influenced by the movement of the Canadian dollar. A stronger Canadian dollar, such as existed throughout the first three quarters of 2008, will typically weaken our results, whereas a weaker Canadian dollar, such as existed in the fourth quarter of 2008, will tend to strengthen our earnings. We can also be subject to government imposed trade restrictions that can limit shipments or increase costs.
Significant cost components of manufacturing our products can be highly volatile, particularly the cost of wood, recycled fiber (old newspapers and magazines), energy, and commodity and specialty chemicals.
The current weakness in the global economy has reduced the level and extent of publishing and advertising, which in turn has adversely affected the demand for our pulp and paper products. The current weakness in the construction and real estate markets has reduced the level of building and remodeling, which has adversely impacted the demand for our wood products. Declines in demand for our products could in turn have a negative effect on prices. Changes in the level of supply caused by capacity additions or contractions could also influence the supply and demand balance for our products and have a direct impact on shipment levels and pricing.
Business Strategy and Outlook
We are attempting to stabilize our business to maximize the chances of preserving all or a portion of the enterprise and evaluating our various operations to develop a comprehensive restructuring plan in an effective and timely manner, in consultation with our business and financial advisors. As we develop a comprehensive restructuring plan, we will also consult with the Monitor and the Creditors’ Committee and any such plan would be subject to the approval of the affected creditors and the courts. There can be no assurance that any such plan will be confirmed or approved by any of the affected creditors or the courts, or that any such plan will be implemented successfully.
As discussed above under “Creditor Protection Proceedings,” a number of factors have contributed to our significant recurring losses and negative operating cash flows. In an attempt to mitigate the impact of these factors, we have taken numerous actions since the fourth quarter of 2007 including:
•	During the first quarter of 2008, we completed the implementation of the first phase of a strategic review of our business, pursuant to which, among other things, we reduced our newsprint and specialty papers production capacity by almost 1 million metric tons per year. The reductions included the permanent closure of the Belgo (Shawinigan, Quebec) and Dalhousie (New Brunswick) mills, as well as the indefinite idling of the Donnacona (Quebec) and Mackenzie (British Columbia) mills. We also indefinitely idled two sawmills that directly supported the Mackenzie paper operation. These facilities in the aggregate represented capacity of approximately 600,000 metric tons of newsprint, 400,000 metric tons of specialty papers and 500 million board feet of lumber, and were all cash flow negative. Additionally, we permanently closed previously idled paper mills at Fort William (Thunder Bay, Ontario) and Lufkin (Texas), as well as the No. 3 paper machine at the Gatineau (Quebec) facility. The previously idled operations had a total capacity of approximately 650,000 metric tons.

•	During the last half of 2008, we idled in excess of 50% of our lumber production and consolidated certain of our wood products operations in Eastern Canada, materially improving our cost competitiveness and reducing our loss on the business as the business segment continues to be challenged by severe economic conditions. We expect our 2009 operating rate in our wood products business segment to continue at these extremely low levels and we will continue to take curtailment and other actions to minimize the financial impact as a result of the economic conditions.

•	During the third quarter of 2008, we permanently closed the previously idled Donnacona (Quebec) and Mackenzie (British Columbia) paper mills.

•	On December 4, 2008, we announced additional measures aimed at creating a more flexible and responsive operating platform, addressing ongoing volatility in exchange rates, energy and fiber pricing, as well as structural challenges in the North American newsprint industry. Pursuant to these measures, we announced the removal of an additional 830,000 metric tons of newsprint, 110,000 metric tons of specialty paper and 70,000 metric tons of coated paper capacity through the permanent closure by the end of the first quarter of 2009 of our Grand Falls, Newfoundland and Labrador newsprint mill, representing 205,000 metric tons, the permanent closure by the end of 2008 of our Covington, Tennessee paper converting facility, representing 70,000 metric tons of coated grades and the indefinite idling, until further notice, of our Alabama River, Alabama newsprint mill, representing 265,000 metric tons, and two paper machines in Calhoun, Tennessee, representing 120,000 metric tons of newsprint and 110,000 metric tons of specialty grades and by taking 20,000 metric tons of monthly newsprint downtime in 2009 at other facilities across the organization until market conditions improve.

•	We successfully implemented each of our previously announced North American newsprint price increases through November 2008 and implemented price increases in export newsprint, coated papers, specialty papers and market pulp.

We have achieved our targeted run rate of annualized synergies as a result of actions taken following the Combination, one full year ahead of plan. As of December 31, 2008, we had achieved an annual run rate of approximately $375 million in captured synergies. These synergies were achieved from improved efficiencies in such areas as production, selling and administrative expenses, procurement and logistics costs. We will seek to implement additional measures as we enhance our operating efficiency and productivity through continual systems analyses and operational improvements. We believe that the synergies resulting from the Combination and these additional measures will enhance our ability to further decrease production costs per ton and to increase operating cash flow and margins.
The actions discussed above have helped mitigate the newsprint demand declines in North America and significant cost pressures from recycled fiber and energy prices we experienced in 2008. However, the current North American and global economy has required us to take additional actions in 2009 across all product lines and therefore, we curtailed a further 125,000 to 150,000 metric tons of newsprint, 70,000 short tons of commercial printing paper and 80,000 metric tons of market pulp during the first quarter of 2009, in addition to the capacity curtailments discussed above. Further capacity curtailments in 2009 would become increasingly likely as North American newsprint demand continues to decline or if market conditions otherwise worsen for all of our product lines.
We have increased our target asset sales to $750 million by the end of 2009, including our 75% equity interest in ACH Limited Partnership, our interests in Manicouagan Power Company Inc., other hydroelectric sites, timberlands, sawmills and other assets. In December 2008, we announced that we accepted a non-binding proposal for the sale of our 75% equity interest in ACH Limited Partnership, which was established to hold hydroelectric generating assets in Ontario, to a major industrial energy producer. Pursuant to such a proposal, the resulting gross cash proceeds to us would have been approximately Cdn$198 million ($162 million); the buyer would also have assumed our share of ACH Limited Partnership’s total long-term debt of Cdn$250 million ($205 million). Since we have control over ACH Limited Partnership, our consolidated financial statements include this entity on a fully consolidated basis. Accordingly, the total long-term debt of $205 million would have no longer been reflected in our Consolidated Balance Sheets. The non-binding proposal for the sale of the Ontario hydroelectric assets provided the offeror with a 60-day exclusivity period, which has since expired with no definitive agreement having been entered into by the parties. It was also made subject to due diligence, among other terms and conditions. In view of the foregoing, no assurance can be made that such sale will be concluded on the terms of the non-binding proposal, or that it will be concluded at all. On March 13, 2009, we announced that we signed a non-binding agreement in principle for the sale of our interests in Manicouagan Power Company Inc. for a total purchase price of approximately Cdn$615 million ($504 million), payable 90% upon the closing of the transaction and 10% on the second anniversary of the closing, subject to adjustment for contingencies. The non-binding agreement is subject to certain terms and conditions including, but not limited to, satisfactory due diligence, obtaining required consents and approvals and execution of definitive agreements (including a long-term power supply agreement for our Baie-Comeau, Quebec paper mill). As a result of the Creditor Protection Proceedings, these proposed sales, as well as any additional sales while the Creditor Protection Proceedings are ongoing, must be approved by the applicable courts. No assurance can be provided that the sales will be approved under their current terms or, if approved, the timing of any such approvals. It is unclear how the current global credit crisis may impact our ability to sell any of these assets.
We continue to take a disciplined approach to capital spending until market conditions improve and translate to strong positive cash flow. In light of the Creditor Protection Proceedings, any significant capital spending would be subject to the approval of the applicable court, and there can be no assurance that such approval would be granted.
Expropriation
On December 16, 2008, following our December 4, 2008 announcement of the permanent closure of our Grand Falls paper mill, the Government of Newfoundland and Labrador, Canada passed legislation under Bill 75 to expropriate all of our timber rights, water rights, leases and hydroelectric assets in the Province of Newfoundland and Labrador, whether partially or wholly owned through our subsidiaries and affiliated entities. The Government of Newfoundland and Labrador also announced that it does not plan to compensate us for the loss of the water and timber rights, but has indicated that it may compensate us for certain of our hydroelectric assets. However, it has made no commitment to ensure that such compensation would represent the fair market value of such assets. As a result of the expropriation, in the fourth quarter of 2008, we recorded, as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million, or $4.45 per share, with no related income tax benefit.
We have retained legal counsel to review all legal options. On April 23, 2009, we filed a Notice of Intent under NAFTA, relating to the expropriation of these assets specifying violations by the Government of Newfoundland and Labrador under the terms of NAFTA, for which the Government of Canada is responsible. Although there is no guarantee regarding the outcome and receipt of fair compensation under the terms of NAFTA, we believe that the Government of Newfoundland and Labrador has violated the terms of NAFTA, and that we (a U.S. domiciled company) should be fairly compensated for the expropriation. Under the terms of NAFTA, compensation for expropriated assets is based on fair market value. The Notice of Intent asserts that the expropriation was arbitrary, discriminatory and illegal, and we are seeking in excess of CDN$300 million in direct compensation for the fair market value of the expropriated rights and assets, plus additional costs and further relief as the Arbitral Tribunal may deem just and appropriate. We have asserted in the Notice of Intent that the expropriation unquestionably breaches Canada’s NAFTA obligations on a number of grounds, including among others: (i) the criteria for expropriation are not met in Bill 75; (ii) Bill 75 does not ensure payment for the fair market value of the expropriated rights and assets; (iii) Bill 75 purports to strip us of any rights to access the courts, which is independently a violation of NAFTA; and (iv) Bill 75 is retaliatory in nature and discriminates against us. We have filed the Notice of Intent as part of the dispute resolution mechanism available under NAFTA and will submit the claim to arbitration in three months, pursuant to the relevant NAFTA provisions, should this matter not be resolved by that date. Although we believe that the Canadian Government will be required to compensate us for the fair market value of the expropriated assets, we have not recognized any asset for such claim in these financial statements.

Overview of 2008 Financial Performance
In our newsprint segment, North American newsprint consumption continued to decline and we continued to seek growth in the stronger international destinations by exporting newsprint from North America into areas where market conditions are more favorable. Demand for coated mechanical papers declined primarily due to sharp declines in advertising. In specialty papers, the industry experienced increased North American demand for standard uncoated mechanical papers, while North American demand for lightweight or directory grades and supercalendered high gloss papers declined. The decrease in global demand for market pulp was primarily due to offshore markets, particularly Western Europe. Our wood products segment continues to be negatively impacted by a weaker U.S. housing market and lower demand.
Our sales in 2008 were $6.8 billion, an increase of $2,895 million from 2007, primarily due to the inclusion of a full year of Abitibi’s operating results in 2008. Excluding sales of $665 million and $3,480 million attributable to Abitibi in 2007 and 2008, respectively, sales on a comparable basis increased $80 million, or 2.5%, from $3.2 billion in 2007 to $3.3 billion in 2008. Average transaction prices in 2008 increased for all of our major products except for wood products, and shipments, excluding Abitibi’s results, decreased for all of our major products.
Our operating loss in 2008 was $1,430 million, an increase of $1,030 million from an operating loss of $400 million in 2007. Abitibi was included in our operating results beginning October 29, 2007 and contributed operating losses of $99 million and $772 million to our consolidated results in 2007 and 2008, respectively. Other factors that increased our operating loss in 2008 include higher closure costs, impairment of assets other than goodwill and other related charges of $358 million, a goodwill impairment charge of $810 million, and lower net gains on disposition of assets of $96 million, as well as the impact of higher costs for wood and fiber, energy and chemicals, as discussed further below. These factors were partially offset by the impact of the achievement of our synergies discussed above, merger-related expenses incurred in 2007 in connection with the Combination, an arbitration award in 2007 related to a 1998 asset sale and the strengthening of the U.S. dollar against the Canadian dollar in the fourth quarter of 2008.
During 2008, we recorded an extraordinary loss of $256 million (no related income tax benefit), or $4.45 per share, for the non-cash write-off of the carrying value of our timber rights, water rights, leases and hydroelectric assets in the Province of Newfoundland and Labrador, which were expropriated by the Government of Newfoundland and Labrador in the fourth quarter of 2008. For additional information, see the “Business Strategy and Outlook — Expropriation” section above under this Item 7.
Our net loss for 2008 was $2,234 million, or $38.79 per share, as compared to a net loss of $490 million, or $14.11 per share, for 2007. The increase in our net loss in 2008 was primarily due to the extraordinary loss on expropriation of assets and the increase in the operating loss discussed above. The increase in net loss was also the result of an increase in interest expense, primarily due to the inclusion of Abitibi for a full year in 2008, as well as increased interest rates, higher Abitibi debt levels and amortization of deferred financing fees that resulted from the refinancing transactions consummated on April 1, 2008, and a decreased income tax benefit. These increases in net loss were partially offset by a gain on extinguishment of debt and a foreign exchange loss that improved to a foreign exchange gain, due to a stronger U.S. dollar versus the Canadian dollar in 2008.
Total assets were $8.1 billion as of December 31, 2008, a decrease of $2.2 billion compared to December 31, 2007. The decrease relates primarily to planned reductions in inventory levels, the sale of assets, the impairments of long-lived assets, assets held for sale and goodwill, as well as the write-off of the carrying value of the expropriated assets. Total debt (short-term and long-term) was $6.0 billion at December 31, 2008, an increase of $0.3 billion compared to December 31, 2007. Cash and cash equivalents decreased $3 million to $192 million at December 31, 2008, as cash generated from investing and financing activities in 2008 was used to fund the cash shortfall from operating activities in 2008. Our current liquidity assessment and outlook, including our significant near-term liquidity challenges, is discussed further below under “Liquidity and Capital Resources.”
For purposes of the “Business and Financial Review” section which follows, Abitibi’s results include Donohue and Bowater’s results include Newsprint South for all periods presented.
Due to the Creditor Protection Proceedings and the significant uncertainties associated therewith, our past operating results and financial condition are not likely to be indicative of our future operating results and financial condition.

Business and Financial Review
Consolidated Results of Operations

	Year Ended December 31,			Change
				2008 vs.	2007 vs.
(In millions, except per share amounts)	2008	2007	2006	2007	2006

Sales	$6,771	$3,876	$3,530	$2,895	$346
Operating loss (income)	(1,430)	(400)	41	(1,030)	(441)
Net loss	(2,234)	(490)	(138)	(1,744)	(352)
Net loss per share – basic and diluted	(38.79)	(14.11)	(4.64)	(24.68)	(9.47)

Significant items that improved (lowered) operating loss (income):
Product pricing – Bowater	$340	$(89)
Shipments – Bowater	(260)	(230)
Sales – Abitibi	2,815	665

Change in sales	2,895	346

Manufacturing costs – Bowater	132	80
Manufacturing costs – Abitibi	(2,427)	(654)
Manufacturing costs – employee termination costs	27	(22)

Change in cost of sales and depreciation, amortization and cost of timber harvested	(2,268)	(596)

Distribution costs – Bowater	(7)	6
Distribution costs – Abitibi	(340)	(82)

Change in distribution costs	(347)	(76)

Selling and administrative expenses – Bowater	(1)	(9)
Selling and administrative expenses – Abitibi	(126)	(28)
Selling and administrative – merger and severance related costs	53	(47)

Change in selling and administrative expenses	(74)	(84)

Change in impairment of goodwill	(810)	-

Change in closure costs, impairment of assets other than goodwill and other related charges	(358)	130

Change in lumber duties refund	-	(92)

Change in arbitration award	28	(28)

Change in net gain on disposition of assets	(96)	(41)

	$(1,030)	$(441)

Year ended December 31, 2008 versus December 31, 2007

Sales
Sales increased in 2008 as compared to 2007, primarily due to the inclusion of a full year of Abitibi’s results. Excluding sales of $665 million and $3,480 million attributable to Abitibi in 2007 and 2008, respectively, sales on a comparable basis increased $80 million, or 2.5%, from $3,211 million in 2007 to $3,291 million in 2008. The increase was due primarily to higher transaction prices for newsprint, coated papers, specialty papers and market pulp, partially offset by lower shipments of newsprint, coated papers, specialty papers, market pulp and wood products, as well as lower product pricing for wood products. The impact of each of these items is discussed further in the “Segment Results of Operations” section of this MD&A.
Operating loss
Operating loss increased in 2008 as compared to 2007. The inclusion of Abitibi’s results since October 29, 2007 contributed operating losses of $99 million and $772 million in 2007 and 2008, respectively. Excluding the impact of Abitibi’s results, the operating loss of $658 million in 2008 represents an increase of $357 million from the operating loss of $301 million in 2007. The above table analyzes the major items that increased operating loss. A brief explanation of these major items follows.
Manufacturing costs, excluding Abitibi’s results, decreased in 2008 as compared to 2007 by $132 million, primarily due to lower volumes ($115 million) and lower costs for labor and benefits ($107 million), maintenance ($26 million), depreciation ($23 million), favorable currency exchange ($16 million) and other favorable costs. These lower costs were partially offset by higher costs for wood and fiber ($125 million), energy ($41 million) and chemicals ($39 million).
Distribution costs, excluding Abitibi’s results, were slightly higher in 2008 as compared to 2007, despite a significant decrease in shipments year over year. Distribution costs per ton in 2008 were significantly higher as a result of our market mix of domestic versus export shipments, higher fuel charges by our carriers and the destination of customers.
Excluding the impact of Abitibi’s selling and administrative costs, the decrease in our selling and administrative expenses reflects the impact of merger-related costs and severance incurred in 2007 in connection with the Combination. These costs are discussed further in the “Segment Results of Operations — Corporate and Other” section of this MD&A.
We recorded an $810 million non-cash impairment charge for goodwill in the fourth quarter of 2008, which represented the full amount of goodwill associated with our newsprint and specialty papers reporting units. In addition, in 2008, we incurred approximately $481 million in closure costs, impairment of assets other than goodwill and other related charges, primarily due to long-lived asset impairment charges related to the permanent closures in the third quarter of 2008 of our Donnacona, Quebec, and Mackenzie, British Columbia, paper mills, which were indefinitely idled during the first quarter of 2008; the permanent closures announced in the fourth quarter of 2008 of our Grand Falls, Newfoundland and Labrador paper mill and our Covington, Tennessee paper converting facility; and an impairment charge related to assets held for sale for our interest in Manicouagan Power Company Inc. In addition, we incurred charges for severance costs for workforce reductions across several facilities, the permanent closure of our recycling facility at Baie-Comeau and additional charges for noncancelable contracts and severance at our Dalhousie and Donnacona operations. In 2007, we incurred $123 million for closure costs, impairment of assets other than goodwill and other related charges related mainly to the permanent closure of our Dalhousie, New Brunswick facility, the indefinite idling of our Donnacona, Quebec facility and permanent closure of paper machine No. 3 at our Gatineau, Quebec facility. In 2007, we also recorded a charge of $28 million relating to an arbitration award for a claim regarding the cost of certain environmental matters related to the 1998 sale of our pulp and paper facility in Dryden, Ontario to Weyerhaeuser. We realized $49 million in net gains on disposition of timberlands and other fixed assets in 2008, compared to net gains of $145 million in 2007. These costs and charges are discussed further in the “Segment Results of Operations — Corporate and Other” section of this MD&A.
Net loss
Net loss in 2008 was $2,234 million, or $38.79 per common share, an increase in net loss of $1,744 million, or $24.68 per common share, compared to 2007. The net loss in 2008 includes an extraordinary loss of $256 million (no related income tax benefit), or $4.45 per share, for the non-cash write-off of the carrying value of our timber rights, water rights, leases and hydroelectric assets in the Province of Newfoundland and Labrador, which were expropriated by the Government of Newfoundland and Labrador, Canada in the fourth quarter of 2008, as discussed above. The increase in net loss was also the result of the increase in operating loss ($1,030 million) as noted above, an increase in interest expense ($457 million), primarily due to the inclusion of Abitibi for a full year in 2008, as well as increased interest rates, higher Abitibi debt levels and amortization of deferred financing fees that resulted from the refinancing transactions consummated on April 1, 2008, and a decreased income tax benefit ($66 million). These increases in net loss were partially offset by a gain on extinguishment of debt of $31 million included in other income, net (see “Liquidity and Capital Resources”) and a foreign exchange loss that improved to a foreign exchange gain ($74 million), due to a stronger U.S. dollar versus the Canadian dollar in 2008 and included in other income, net.

Year ended December 31, 2007 versus December 31, 2006

Sales
Sales increased in 2007 as compared to 2006, primarily due to the inclusion of Abitibi’s results since October 29, 2007. Excluding sales of $665 million attributable to Abitibi, sales for 2007 amounted to $3,211 million, a decrease of $319 million from 2006. The decrease was due primarily to lower shipments of newsprint, coated papers, market pulp and wood products, as well as lower product pricing for newsprint, coated papers, specialty papers and wood products. These decreases were partially offset by higher transaction prices for market pulp and higher shipments of specialty papers. The impact of each of these items is discussed further in the “Segment Results of Operations” section of this MD&A.
Operating (loss) income
Operating income in 2006 decreased to an operating loss in 2007 due to a number of factors, including changes in sales discussed previously, and costs as listed in the table above and further described below. The inclusion of Abitibi’s results since October 29, 2007 contributed an operating loss of $99 million.
Manufacturing costs, excluding Abitibi’s results, decreased in 2007 as compared to 2006. The decrease is mainly attributable to lower volumes ($112 million), as well as lower labor ($22 million), energy ($19 million), maintenance ($17 million) and chemical costs ($4 million). These decreases were partially offset by a stronger Canadian dollar ($73 million), higher wood costs ($92 million) and reduced benefits from our Canadian dollar hedging program ($34 million).
Distribution costs, excluding Abitibi’s results, were flat despite a decrease in shipments. Distribution costs per ton in 2007 were higher as a result of our mix of domestic versus export shipments, higher fuel charges by our carriers and the destination of customers.
Selling and administrative costs, excluding Abitibi’s results, increased primarily due to merger-related costs incurred in 2007 in connection with the Combination, employee termination costs and higher share-based compensation costs. These costs are discussed further in the “Segment Results of Operations — Corporate and Other” section of this MD&A.
In 2007, we incurred $123 million for closure costs, impairment of assets other than goodwill and other related charges related mainly to the permanent closure of our Dalhousie, New Brunswick facility, the indefinite idling of our Donnacona, Quebec facility and permanent closure of paper machine No. 3 at our Gatineau, Quebec facility. We also recorded a charge of $28 million relating to an arbitration award for a claim regarding the cost of certain environmental matters related to the 1998 sale of our pulp and paper facility in Dryden, Ontario to Weyerhaeuser. In 2007, we realized $145 million in net gains on disposition of timberlands and other fixed assets, compared to net gains of $186 million in 2006. These costs and charges are discussed further in the “Segment Results of Operations — Corporate and Other” section of this MD&A.
In 2006, we received a refund of $92 million for lumber duties that were previously paid to the U.S. government as a result of the finalization of the 2006 Softwood Lumber Agreement. This is discussed further in the “Segment Results of Operations — Wood Products” section of this MD&A.
Net loss
Net loss in 2007 was $490 million, or $14.11 per common share, an increase in net loss of $352 million or $9.47 per common share, compared to 2006. The increase in net loss was the result of the decrease in operating income as noted above and an increase in interest expense, partially offset by an income tax benefit recorded in 2007. Interest expense increased $53 million in 2007, from $196 million in 2006 to $249 million in 2007, due to the inclusion of Abitibi’s results since October 29, 2007, which contributed $64 million of interest expense to our consolidated results.
Fourth Quarter of 2008
Sales for the fourth quarter of 2008 increased $126 million compared to the fourth quarter of 2007, primarily due to increased transaction prices and the inclusion of Abitibi’s results since October 29, 2007, which contributed sales of $665 million and $843 million in the fourth quarter of 2007 and 2008, respectively. Transactions prices were significantly higher for our newsprint, specialty papers and coated papers products compared to the fourth quarter of 2007 due to price increases implemented throughout 2008. Despite the inclusion of Abitibi’s results for the full quarter of 2008, our shipments for our paper and pulp products declined slightly as compared to the fourth quarter of 2007.
Operating loss for the fourth quarter of 2008 was $1,059 million compared to an operating loss of $358 million for the fourth quarter of 2007. The operating loss for the fourth quarter of 2008 includes $316 million in closure costs, impairment of assets other than goodwill and other related charges, $20 million for inventory write-downs (included in Cost of sales, excluding depreciation, amortization and cost of timber harvested), primarily related to the closure of our Grand Falls and Covington facilities, goodwill impairment charges of $810 million and a net gain on disposition of assets of $4 million. The operating loss for the fourth quarter of 2007 included $123 million in closure costs, impairment of assets other than goodwill and other related charges, $39 million for severance and inventory write-downs (included in Cost of sales, excluding depreciation, amortization and cost of timber harvested) and a net gain on disposition of assets of $5 million. Depreciation, amortization and cost of timber harvested were $164 million and $156 million in the fourth quarter of 2008 and 2007, respectively. The fourth quarter of 2008 operating loss as compared to the fourth quarter of 2007 was impacted by the inclusion of Abitibi’s results since October 29, 2007 (which contributed operating losses of $99 million and $501 million in the fourth quarter of 2007 and 2008, respectively), as well as the impact of higher costs for wood and fiber and energy, partially offset by the impact of increased sales, the achievement of our synergies discussed above and a favorable currency exchange with the Canadian dollar, as the U.S. dollar strengthened considerably against the Canadian dollar in the fourth quarter of 2008, as compared to the fourth quarter of 2007.
Interest expense for the fourth quarter of 2008 was $187 million, an increase of $80 million compared to the fourth quarter of 2007. The increase is primarily due to the inclusion of Abitibi for a full quarter in 2008, as well as increased interest rates, higher Abitibi debt levels and amortization of deferred financing fees that resulted from the refinancing transactions consummated on April 1, 2008.
During the fourth quarter of 2008, we recorded an extraordinary loss of $256 million (no related income tax benefit), or $4.45 per share for the year, for the non-cash write-off of the carrying value of our timber rights, water rights, leases and hydroelectric assets in the Province of Newfoundland and Labrador, which were expropriated by the Government of Newfoundland and Labrador in the fourth quarter of 2008.
Net loss for the fourth quarter of 2008 was $1,433 million, or $24.85 per diluted share, on sales of $1,617 million compared to a net loss for the fourth quarter of 2007 of $250 million, or $5.09 per diluted share, on sales of $1,491 million.
Segment Results of Operations
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products. In general, our products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates. None of the income or loss items following “Operating (loss) income” in our Consolidated Statements of Operations included in our Consolidated Financial Statements (“Consolidated Statements of Operations”) are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment of assets other than goodwill and other related charges, impairment of goodwill, employee termination costs, net gain on disposition of assets and other discretionary charges or credits are not allocated to our segments. Share-based compensation expense and depreciation expense are, however, allocated to our segments. For further information regarding our segments, see Note 25, “Segment Information,” to our Consolidated Financial Statements.

Newsprint

	2008	2007	2006

Average price (per metric ton)	$682	$601	$636
Average cost (per metric ton)	$676	$652	$601
Shipments (thousands of metric tons)	4,746	2,620	2,260
Downtime (thousands of metric tons)	238	237	245
Inventory at end of year (thousands of metric tons)	129	221	68

	Year Ended December 31,			Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006

Sales	$3,238	$1,574	$1,438	$1,664	$136
Segment operating income (loss)	30	(134)	79	164	(213)

Significant items that improved (lowered) segment operating (loss) income:
Product pricing – Bowater	$165	$(74)
Shipments – Bowater	(123)	(148)
Sales – Abitibi	1,622	358

Change in sales	1,664	136

Manufacturing costs – Bowater	61	28
Manufacturing costs – Abitibi	(1,344)	(329)

Change in cost of sales and depreciation, amortization and cost of timber harvested	(1,283)	(301)

Distribution costs – Bowater	(1)	(3)
Distribution costs – Abitibi	(210)	(44)

Change in distribution costs	(211)	(47)

Selling and administrative expenses – Bowater	8	2
Selling and administrative expenses – Abitibi	(14)	(3)

Change in selling and administrative expenses	(6)	(1)

	$164	$(213)

Year ended December 31, 2008 versus December 31, 2007

Segment sales increased in 2008 as compared to 2007, primarily due to the inclusion of a full year of Abitibi’s results. Sales for 2008 were $3,238 million and shipments were 4,746,000 metric tons, whereas sales for 2007 on an unaudited combined basis for Abitibi and Bowater were $3,240 million and shipments were 5,323,000 metric tons.
Excluding sales of $358 million and $1,980 million attributable to Abitibi in 2007 and 2008, respectively, sales on a comparable basis increased $42 million, or 3.5%, from $1,216 million in 2007 to $1,258 million in 2008. Excluding shipments of 589,000 metric tons and 2,897,000 metric tons attributable to Abitibi in 2007 and 2008, respectively, Bowater’s newsprint shipments in 2008 decreased 182,000 metric tons, or 9.0%, compared to 2007. While North American consumption continued its decline in 2008, we continue to seek growth in the stronger international destinations by exporting newsprint from North America into areas where market conditions are more favorable. Our average transaction price in 2008 was higher than 2007 as a result of the implementation of previously announced newsprint price increases in North America, the sales impact of which offset the significant decrease in shipments.
In 2008, the total downtime was primarily related to our indefinite idling of our Mackenzie facility and maintenance and market-related downtime at several other facilities. Inventory levels at December 31, 2008 were 129,000 metric tons compared to inventory levels at December 31, 2007 of 221,000 metric tons.

Segment operating results improved to $30 million of operating income in 2008 compared to a $134 million operating loss in 2007, primarily as a result of higher transaction prices. Segment operating results for Abitibi improved to $35 million of operating income in 2008 from an operating loss of $18 million in 2007. Segment operating loss for Bowater, excluding Abitibi’s results in both years, decreased from $116 million in 2007 to $5 million in 2008. The above table analyzes the major items that improved operating results. A brief explanation of these major items follows.
Segment manufacturing costs, excluding Abitibi’s results for 2007 and 2008 decreased $61 million in 2008 compared to 2007, despite a significant increase in input costs for wood and fiber ($75 million). These increased input costs were offset by lower volumes ($17 million) and lower costs for labor and benefits ($46 million), repairs ($12 million), a favorable currency exchange ($21 million), depreciation ($4 million) and other favorable costs.
Segment distribution costs and selling and administrative costs increased in 2008 compared to 2007, primarily due to the inclusion of a full year of Abitibi’s results. Bowater’s increased distribution costs per ton were offset by lower shipments.
Newsprint Third-Party Data: For the year ended December 31, 2008, total North American newsprint demand declined 11.2%, compared to the same period last year. North American net exports of newsprint were 7.3% higher than 2007 levels. Inventories (North American mills and U.S. users) at December 31, 2008 were 1.1 million metric tons, 1.0% lower than December 31, 2007. The days of supply at the U.S. daily newspapers was 50 days at December 31, 2008 compared to 39 days at December 31, 2007. The North American operating rate was 94% for the year ended December 31, 2008.
Year ended December 31, 2007 versus December 31, 2006

Segment sales increased in 2007 as compared to 2006, primarily due to the inclusion of Abitibi’s results since October 29, 2007. Excluding sales of $358 million attributable to Abitibi, sales for 2007 amounted to $1,216 million, a decrease of $222 million from 2006. The decrease was due primarily to lower shipments of newsprint by Bowater mills and lower product pricing. Excluding shipments of 589,000 metric tons attributable to Abitibi, newsprint shipments for 2007 were 10.1% lower when compared to 2006, as we curtailed production in response to the decline in our customer orders and continued the shift of machine capacity from the production of newsprint to the production of specialty paper grades. Excluding Abitibi’s results, our average price for newsprint was 5.8% lower in 2007 compared to 2006. While North American consumption remains in decline, global newsprint demand excluding North America increased in 2007 compared to 2006.
In 2007, we had total downtime of 237,000 metric tons, including 39,000 metric tons of maintenance downtime. Inventory levels of 221,000 metric tons increased by 153,000 metric tons at December 31, 2007 as compared to December 31, 2006, due to the inclusion of Abitibi’s newsprint inventory of 133,000 metric tons and an increase in export warehouse inventory levels.
Segment operating income in 2006 decreased to a segment operating loss in 2007, primarily as a result of lower sales by Bowater, as noted above, and an operating loss of $18 million contributed by Abitibi’s operations since October 29, 2007, partially offset by lower manufacturing costs for Bowater. Manufacturing costs for Bowater were lower as a result of lower volumes ($68 million), lower labor costs ($24 million), lower maintenance costs ($11 million), lower depreciation ($6 million) and lower energy costs ($4 million), partially offset by higher wood costs ($49 million), a stronger Canadian dollar ($34 million) and reduced benefits from our Canadian dollar hedging program ($14 million). Although Bowater’s manufacturing costs were lower year over year, shipments were substantially lower, which resulted in higher fixed costs per ton and higher operating costs per ton. Bowater’s distribution costs per ton were also higher, primarily due to an increase in export shipments.

Coated Papers

	2008	2007	2006

Average price (per short ton)	$882	$720	$769
Average cost (per short ton)	$713	$667	$673
Shipments (thousands of short tons)	748	792	797
Downtime (thousands of short tons)	10	29	68
Inventory at end of year (thousands of short tons)	39	26	37

	Year Ended December 31,			Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006

Sales	$659	$570	$612	$89	$(42)
Segment operating income	126	42	76	84	(34)

Significant items that improved (lowered) segment operating income:
Product pricing				$128	$(37)
Shipments				(39)	(5)

Change in sales				89	(42)

Change in cost of sales and depreciation, amortization and cost of timber harvested				(6)	7

Change in distribution costs				(3)	(1)

Change in selling and administrative expenses				4	2

				$84	$(34)

Year ended December 31, 2008 versus December 31, 2007

The Combination did not impact our coated papers segment results as Abitibi does not have any facilities that produce or sell coated papers.
Segment sales increased to $659 million in 2008 as compared to $570 million in 2007, as a result of significantly higher transaction prices. Our average transaction price increased by 22.5% as compared to 2007, due to implemented transaction price increases over the past year.
Segment operating income increased by $84 million in 2008 as compared to 2007, primarily due to increased sales as discussed above, partially offset by higher manufacturing costs. The above table analyzes the major items that impacted operating income. The higher manufacturing costs are due to increased costs for purchased fiber and wood ($8 million), chemicals ($19 million), energy ($5 million) and fuel ($6 million), partially offset by lower volumes ($32 million).
Coated Papers Third-Party Data: U.S. consumer magazine advertising pages decreased 12% in 2008 compared to 2007. North American demand for coated mechanical papers decreased 16.3% in 2008 compared to 2007. The industry operating rate was 85% in 2008, compared to 98% in 2007. North American coated mechanical mill inventories were at 27 days supply at December 31, 2008, compared to 11 days supply at December 31, 2007.
Year ended December 31, 2007 versus December 31, 2006

Segment sales of coated papers decreased in 2007 as compared to 2006 as a result of lower product pricing and lower shipments. Our average transaction price declined 6.4% and our coated mechanical papers shipments decreased 0.6% in 2007 as compared to 2006. Demand for our coated mechanical papers improved in the second half of 2007, despite the negative impact of the May 2007 postal increase on demand, primarily due to capacity closures by some of our North American competitors and reduced offshore imports.

Segment operating income decreased in 2007 as compared to 2006, primarily as a result of lower sales, as noted above. The lower sales were partially offset by lower manufacturing costs, including the impact of lower energy costs ($9 million), lower volumes ($7 million) and lower depreciation ($4 million), partially offset by higher costs for wood ($5 million) and chemicals ($3 million).
Specialty Papers

	2008	2007	2006

Average price (per short ton)	$754	$699	$669
Average cost (per short ton)	$760	$741	$711
Shipments (thousands of short tons)	2,425	1,195	852
Downtime (thousands of short tons)	124	102	5
Inventory at end of year (thousands of short tons)	143	151	48

	Year Ended December 31,			Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006

Sales	$1,829	$800	$570	$1,029	$230
Segment operating loss	(14)	(85)	(35)	71	(50)

Significant items that improved (lowered) segment operating loss:
Product pricing – Bowater				$70	$(13)
Shipments – Bowater				(12)	24
Sales – Abitibi				971	219

Change in sales				1,029	230

Manufacturing costs – Bowater				12	(36)
Manufacturing costs – Abitibi				(856)	(213)

Change in cost of sales and depreciation, amortization and cost of timber harvested				(844)	(249)

Distribution costs – Bowater				(8)	(5)
Distribution costs – Abitibi				(107)	(26)

Change in distribution costs				(115)	(31)

Selling and administrative expenses – Bowater				5	2
Selling and administrative expenses – Abitibi				(4)	(2)

Change in selling and administrative expenses				1	-

				$71	$(50)

Year ended December 31, 2008 versus December 31, 2007

Segment sales increased in 2008 as compared to 2007, primarily due to the inclusion of a full year of Abitibi’s results. Sales for 2008 were $1,829 million and shipments were 2,425,000 short tons, whereas sales for 2007 on an unaudited combined basis for Abitibi and Bowater were $1,772 million and shipments were 2,627,000 short tons.
Excluding sales of $219 million and $1,190 million attributable to Abitibi in 2007 and 2008, respectively, sales on a comparable basis increased $58 million, or 10.0%, from $581 million in 2007 to $639 million in 2008. Excluding shipments of 315,000 short tons and 1,562,000 short tons attributable to Abitibi in 2007 and 2008, respectively, Bowater’s specialty papers shipments in 2008 decreased 17,000 short tons, or 1.9%, compared to 2007. The increase in Bowater’s sales was due to higher product pricing, partially offset by lower volumes.

Our downtime in 2008 was primarily due to the indefinite idling of our Donnacona facility, which was permanently closed in November 2008, and market-related downtime at several facilities. Inventory levels at December 31, 2008 of 143,000 short tons decreased slightly from 151,000 short tons at December 31, 2007.
Segment operating loss decreased to $14 million in 2008 compared to $85 million in 2007, primarily as a result of higher transaction prices. Segment operating loss for Abitibi decreased to $19 million compared to $22 million in 2007. Segment operating income for Bowater, excluding Abitibi’s losses in both years, improved from a $63 million loss in 2007 to $5 million of income in 2008, primarily due to increased sales revenue, as discussed above, and lower manufacturing costs as discussed below. The above table analyzes the major items that decreased operating loss. A brief explanation of these major items follows.
Segment manufacturing costs, excluding Abitibi’s results for 2007 and 2008, were slightly lower in 2008 as compared to 2007. Favorable labor and benefit costs ($18 million), lower repairs ($9 million), lower depreciation ($13 million) and other favorable costs were partially offset by unfavorable input costs for wood and fiber ($14 million) and energy ($13 million).
Segment distribution costs increased in 2008 compared to 2007, primarily due to the inclusion of a full year of Abitibi’s results and higher distribution costs per ton from higher transportation and fuel costs.
Specialty Papers Third-Party Data: In 2008 compared to 2007, North American demand for supercalendered high gloss papers was down 8.2%, for lightweight or directory grades was down 9.5% and for standard uncoated mechanical papers was up 4.0%. The industry operating rate was 92% in 2008 compared to 90% in 2007. North American uncoated mechanical mill inventories were at 20 days supply at December 31, 2008 compared to 19 days supply at December 31, 2007.
Year ended December 31, 2007 versus December 31, 2006

Segment sales increased in 2007 as compared to 2006, primarily due to the inclusion of Abitibi’s results since October 29, 2007. Excluding sales of $219 million attributable to Abitibi, sales for 2007 amounted to $581 million, an increase of $11 million from 2006. The increase was due to higher shipments of specialty papers by Bowater, partially offset by lower product pricing. Excluding shipments of 315,000 short tons attributable to Abitibi, shipments of specialty papers for 2007 were 3.3% higher when compared to 2006, primarily due to the shift of machine capacity from newsprint to specialty papers.
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
Segment operating loss increased in 2007 as compared to 2006 primarily as a result of increased manufacturing costs, the inclusion of Abitibi’s results since October 29, 2007 which contributed an operating loss of $22 million, and higher distribution costs, which were partially offset by higher sales, as discussed above. The higher manufacturing costs were a result of higher volumes ($17 million), higher wood costs ($22 million), a stronger Canadian dollar ($18 million), higher depreciation ($10 million) and reduced benefits from our Canadian dollar hedging program ($8 million), partially offset by lower energy costs ($12 million) and lower chemical costs ($11 million). As a result of the higher costs, including the costs of Abitibi since the Combination, our average cost per ton has increased. Additionally, due to the increased downtime taken on certain machines producing specialty products, our depreciation cost per ton increased substantially year over year.

Market Pulp

	2008	2007	2006

Average price (per metric ton)	$700	$661	$576
Average cost (per metric ton)	$626	$556	$538
Shipments (thousands of metric tons)	895	907	972
Downtime (thousands of metric tons)	79	43	25
Inventory at end of year (thousands of metric tons)	101	50	49

	Year Ended December 31,			Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006

Sales	$626	$600	$559	$26	$41
Segment operating income	66	96	37	(30)	59

Significant items that improved (lowered) segment operating income:
Product pricing – Bowater				$37	$73
Shipments – Bowater				(51)	(45)
Sales – Abitibi				40	13

Change in sales				26	41

Manufacturing costs – Bowater				(7)	34
Manufacturing costs – Abitibi				(44)	(10)

Change in cost of sales and depreciation, amortization and cost of timber harvested				(51)	24

Change in distribution costs				(5)	(4)

Change in selling and administrative expenses				-	(2)

				$(30)	$59

Year ended December 31, 2008 versus December 31, 2007

Segment sales increased in 2008 as compared to 2007, primarily due to the inclusion of a full year of Abitibi’s results. Sales for 2008 were $626 million and shipments were 895,000 metric tons, whereas sales for 2007 on an unaudited combined basis for Abitibi and Bowater were $639 million and shipments were 983,000 metric tons.
Excluding sales of $13 million and $53 million attributable to Abitibi in 2007 and 2008, respectively, sales on a comparable basis decreased $14 million, or 2.4% from $587 million in 2007 to $573 million in 2008. Excluding shipments of 18,000 metric tons and 79,000 metric tons attributable to Abitibi in 2007 and 2008, respectively, Bowater’s market pulp shipments in 2008 decreased 73,000 metric tons, or 8.2%, compared to 2007. The increase in Bowater’s sales was primarily due to higher transaction prices, partially offset by lower volumes.
In 2008, the total downtime was primarily related to market-related downtime at several facilities. Inventory levels at December 31, 2008 of 101,000 metric tons were significantly higher compared to inventory levels at December 31, 2007.
Segment operating income decreased to $66 million in 2008 compared to $96 million in 2007, primarily as a result of increased manufacturing costs, partially offset by an increase in sales, as noted above. Segment operating results attributable to the inclusion of Abitibi were operating income of $2 million in 2007 and an operating loss of $2 million in 2008. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs, excluding Abitibi’s results for 2007 and 2008, were $7 million higher in 2008 as compared to 2007, primarily due to higher input costs for wood and fiber ($31 million), chemicals ($16 million) and fuel ($6 million), partially offset by lower volumes ($30 million), lower labor and benefit costs ($6 million), lower depreciation ($3 million) and other slightly favorable costs.
Market Pulp Third-Party Data: World demand for market pulp decreased 0.9% or 0.4 million metric tons in 2008 compared to 2007. Demand was up 11.3% in China, up 6.8% in Latin America, down 2.8% in Western Europe, the world’s largest pulp market, and down 0.9% in Africa and Asia, other than China and Japan. World producers shipped at 87% of capacity in 2008 compared to 94% in 2007. World producer inventories were at 49 days supply at December 31, 2008, an increase of 20 days compared to 29 days supply at December 31, 2007.

Year ended December 31, 2007 versus December 31, 2006

Sales increased in 2007 as compared to 2006 and were impacted slightly by the inclusion of Abitibi’s results since October 29, 2007. Excluding sales of $13 million attributable to Abitibi, sales for 2007 amounted to $587 million, an increase of $28 million compared to 2006. The increase was the result of higher product pricing, partially offset by lower shipments by Bowater. Excluding Abitibi’s results, our average price for market pulp was 14.6% higher in 2007 compared to 2006. The increase in demand was from both North America and offshore markets, particularly China, primarily due to supply constraints and a weak U.S. dollar. Excluding shipments of 18,000 metric tons attributable to Abitibi, shipments of market pulp for 2007 were 8.5% lower when compared to 2006, due to reduced production from our Thunder Bay facility as a result of the permanent shut of our “A” kraft pulp mill in May 2006. Our downtime increased in 2007 when compared to 2006 and consisted mainly of maintenance downtime taken at our Calhoun, Coosa Pines and Thunder Bay facilities. Mill inventories remained at low levels, particularly in softwood products, and consumer inventories were at near record lows as well.
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
Wood Products

	2008	2007	2006

Average price (per thousand board feet)	$269	$287	$317
Average cost (per thousand board feet)	$313	$368	$346
Shipments (millions of board feet)	1,556	1,111	1,045
Downtime (millions of board feet)	1,225	279	232
Inventory at end of year (millions of board feet)	133	228	44

	Year Ended December 31,			Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006

Sales	$418	$318	$332	$100	$(14)
Segment operating (loss) income	(69)	(91)	63	22	(154)

Significant items that improved (lowered) segment operating (loss) income:
Product pricing – Bowater				$(47)	$(30)
Shipments – Bowater				(35)	(59)
Sales – Abitibi				182	75

Change in sales				100	(14)

Manufacturing costs – Bowater				93	40
Manufacturing costs – Abitibi				(155)	(96)

Change in cost of sales and depreciation, amortization and cost of timber harvested				(62)	(56)

Distribution costs – Bowater				10	19
Distribution costs – Abitibi				(23)	(12)

Change in distribution costs				(13)	7

Change in lumber duties refund				-	(92)

Change in selling and administrative expenses				(3)	1

				$22	$(154)

Year ended December 31, 2008 versus December 31, 2007

Segment sales increased in 2008 as compared to 2007, primarily due to the inclusion of a full year of Abitibi’s results. Sales for 2008 were $418 million and shipments were 1,556 million board feet, whereas sales for 2007 on an unaudited combined basis for Abitibi and Bowater were $698 million and shipments were 2,428 million board feet.
Excluding sales of $75 million and $257 million attributable to Abitibi in 2007 and 2008, sales on a comparable basis decreased $82 million, or 33.7% from $243 million in 2007 to $161 million in 2008. Excluding shipments of 255 million board feet and 885 million board feet attributable to Abitibi in 2007 and 2008, respectively, Bowater’s lumber shipments in 2008 decreased 185 million board feet, or 21.6%, compared to 2007. The decrease in shipments of wood products was due primarily to lower demand from a weak U.S. housing market.
In 2008, the total downtime was primarily the result of weak lumber markets. Inventory levels at December 31, 2008 of 133 million board feet were significantly lower compared to inventory levels at December 31, 2007.
Segment operating loss decreased to $69 million in 2008 as compared to $91 million in 2007. Segment operating loss for Abitibi decreased to $31 million compared to $33 million in 2007. Segment operating loss for Bowater, excluding Abitibi’s losses in both years, resulted in an operating loss decrease of $20 million compared to 2007. The above table analyzes the major items that increased our operating loss. A brief explanation of these major items follows.
The significant decrease in Bowater’s shipments in 2008 was offset by lower distribution costs and manufacturing costs. Manufacturing costs were lower for Bowater in 2008 compared to 2007, primarily due to lower volumes ($37 million), lower costs for wood ($3 million), repairs ($3 million), depreciation ($2 million), labor and benefits ($11 million) and other favorable costs.
Wood Products Third-Party Data: U.S. housing starts decreased 33% to 0.9 million units in 2008 compared to 1.4 million units in 2007. The U.S. Commerce Department recently announced that U.S. housing starts in January 2009 were down 56% from January 2008 and that the January 2009 rate was the lowest since the Commerce Department started keeping records in 1959.
Year ended December 31, 2007 versus December 31, 2006

Sales in 2007 were positively impacted by the inclusion of Abitibi’s results since October 29, 2007. Excluding sales of $75 million attributable to Abitibi, sales for 2007 amounted to $243 million, a decrease of $89 million from 2006. The decrease was the result of lower shipments of wood products by Bowater and lower product pricing. Excluding shipments of 255 million board feet attributable to Abitibi, shipments of wood products for 2007 were 18.1% lower compared to 2006, mainly as a result of sawmills that we sold in 2006, the restrictions imposed by quotas under the 2006 Softwood Lumber Agreement and a weaker U.S. housing market. Excluding Abitibi’s results, our average price for wood products was 10.7% lower in 2007 compared to 2006, primarily due to lower demand from a weaker U.S. housing market.
Downtime at our sawmills was the result of weak lumber markets and limited availability of timber supply from our cutting rights on Crown-owned land.
Segment income in 2006 decreased to a segment loss in 2007, primarily as a result of lower sales discussed above, the lumber duties refund received in 2006 (as discussed below) and the inclusion of Abitibi’s results since October 29, 2007, which contributed an operating loss of $33 million. These factors were partially offset by lower manufacturing and distribution costs for Bowater. The decrease in manufacturing costs consisted of lower volumes ($18 million) and lower costs for wood ($62 million), labor ($8 million) and maintenance ($5 million), partially offset by a stronger Canadian dollar ($12 million) and reduced benefits from our Canadian dollar hedging program ($5 million). The lower distribution costs were primarily due to lower shipments by Bowater and a reduction in lumber duties paid as a result of the 2006 Softwood Lumber Agreement. Our average cost per thousand board feet increased primarily as a result of the inclusion of Abitibi’s operating results since October 29, 2007.
On October 12, 2006, the 2006 Softwood Lumber Agreement became effective. The agreement provided for the return of accumulated cash deposits to Canadian industry and U.S. interests for lumber duties paid between May 22, 2002 and October 12, 2006. Through an arrangement with Export Development Corporation, which the government of Canada designated as its agent to expedite the refund of duties, we recovered approximately $104 million on November 10, 2006. The refund consisted of a return of $92 million of the duties paid and $12 million in interest due the Company. We do not expect to recover any additional amounts.
The 2006 Softwood Lumber Agreement provides for softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. Volume quotas have been established for each company within the provinces of Ontario and Quebec based on historical production, and the volume quotas are not transferable between provinces. The volume that we were allocated was insufficient to operate both our Ignace and Thunder Bay, Ontario sawmills; therefore, we decided to indefinitely shut our Ignace sawmill in December 2006. U.S. composite prices would have to rise above $355 composite per thousand board feet before the quota volume restrictions would be lifted, which had not occurred as of December 31, 2008.

Corporate and Other
We exclude net gain on disposition of assets, closure costs, impairment of assets other than goodwill and other related charges, impairment of goodwill, employee termination costs and merger-related charges from our internal review of segment results. Also excluded from our segment results are corporate and other items, which include timber sales and general and administrative expenses. These items are analyzed separately from our segment results. The following table is included in order to facilitate the reconciliation of our segment sales and segment operating income (loss) to our total sales and operating (loss) income on our Consolidated Statements of Operations.

	Year Ended December 31,			Change
				2008 vs.	2007 vs.
(In millions)	2008	2007	2006	2007	2006

Sales	$1	$14	$19	$(13)	$(5)
Corporate and other loss	(1,569)	(228)	(179)	(1,341)	(49)

Sales	$1	$14	$19	$(13)	$(5)

Costs comprised of:
Manufacturing costs – Bowater	(36)	(15)	(22)	(21)	7
Manufacturing costs – Abitibi	(34)	(6)	-	(28)	(6)
Manufacturing costs – Employee severance costs	1	(26)	(4)	27	(22)

Total cost of sales and depreciation, amortization and cost of timber harvested	(69)	(47)	(26)	(22)	(21)

Administrative expenses – Bowater	(122)	(107)	(93)	(15)	(14)
Administrative expenses – Abitibi	(131)	(23)	-	(108)	(23)
Administrative expenses – Merger and severance related costs	(6)	(59)	(12)	53	(47)

Total administrative expenses	(259)	(189)	(105)	(70)	(84)

Impairment of goodwill	(810)	-	(200)	(810)	200

Closure costs, impairment of assets other than goodwill and other related charges	(481)	(123)	(53)	(358)	(70)

Arbitration award	-	(28)	-	28	(28)

Net gain on disposition of assets	49	145	186	(96)	(41)

Total corporate and other loss	$(1,569)	$(228)	$(179)	$(1,341)	$(49)

Sales
Sales of timberlands declined to $1 million in 2008, as the land that was producing the timberlands has been sold in our land sales program.
Manufacturing costs
Manufacturing costs included in corporate and other include the cost of timberlands and employee severance costs, which include the cost of employee reduction initiatives (severance and pension related). Manufacturing costs for 2008 included $30 million for the writedown of mill stores inventory related to the permanent closure of our Donnacona, Mackenzie, Grand Falls and Covington paper mills.
Administrative expenses
The increase in administrative expenses in 2008 as compared to 2007 was primarily due the inclusion of a full year of Abitibi’s administrative expenses in 2008. The increase in administrative expenses in 2007 as compared to 2006 was primarily due to merger and severance related costs of $59 million incurred in 2007 in connection with the Combination and employee reduction initiatives implemented throughout the Company earlier in the year, an increase in share-based compensation expense of $8 million and the inclusion of Abitibi’s administrative expenses since October 29, 2007 of approximately $23 million.

Impairment of goodwill
In the fourth quarter of 2008, we recorded an $810 million non-cash impairment charge for goodwill, which represented the full amount of goodwill associated with our newsprint and specialty papers reporting units. In 2006, we recorded a $200 million non-cash impairment charge for goodwill related to our Thunder Bay Ontario facility. Please refer to the discussion of “Critical Accounting Estimates — Goodwill” in this Item 7 for information regarding the judgments and uncertainties involved in determining these impairment charges. For further information, see Note 5, “Goodwill and Amortizable Intangible Assets, Net — Goodwill,” to our Consolidated Financial Statements.
Closure costs, impairment of assets other than goodwill and other related charges
In 2007, immediately upon the Combination, we began a comprehensive strategic review of our operations to reduce costs and improve our profitability. On November 29, 2007, we announced the results of the initial phase of our comprehensive review, which included, among other things, a decision to reduce our newsprint and specialty papers production capacity by approximately one million metric tons per year during the first quarter of 2008. In 2007, we recorded asset impairment ($100 million) and severance charges ($23 million) associated with the permanent closure of our Dalhousie, New Brunswick facility ($110 million), the permanent closure of paper machine No. 3 at our Gatineau, Quebec facility ($10 million) and the indefinite idling of our Donnacona, Quebec facility ($3 million). A number of Abitibi’s facilities were also permanently closed or indefinitely idled, with the associated costs included in liabilities assumed in the Combination and therefore did not impact our results of operations in 2007. In 2008, we recorded additional closure costs, impairment of assets other than goodwill and other related charges associated with these actions of $13 million, primarily for noncancelable contracts and severance at our Dalhousie and Donnacona operations.
In November 2008, we announced the permanent closure of our previously idled Donnacona and Mackenzie paper mills based on current market conditions. As a result, we recorded long-lived asset impairment charges of $127 million at our Donnacona paper mill and $13 million at our Mackenzie paper mill in the third quarter of 2008.
In December 2008, we announced the permanent closure of our Grand Falls, Newfoundland and Labrador paper mill and our Covington, Tennessee paper converting facility. As a result, we recorded long-lived asset impairment charges of $74 million at our Grand Falls paper mill and $28 million at our Covington facility in the fourth quarter of 2008.
In the fourth quarter of 2008, we also recorded a long-lived asset impairment charge of $181 million related to assets held for sale for our interest in Manicouagan Power Company Inc.
Additionally, during 2008, we recorded other closure-related costs of $58 million, which represented $31 million for severance and related costs associated with the permanent closure of our Grand Falls paper mill, $13 million for severance and related costs associated with workforce reductions across several facilities, $10 million in charges for noncancelable contracts at our Dalhousie operations and long-lived asset impairment charges of $6 million related to the permanent closure of our Baie-Comeau recycling operations. These charges were offset by a $2 million reduction in an asset retirement obligation at our Port Alfred, Quebec facility, which was previously closed.
During 2006, we recorded impairment of assets other than goodwill and other related charges related to the closure of our Benton Harbor, Michigan facility ($28 million), paper machine No. 3 at our Thunder Bay facility ($19 million), our Ignace sawmill ($5 million) and our Girardville sawmill ($1 million).
Please refer to the discussion of “Critical Accounting Estimates — Long-lived assets, other than goodwill” in this Item 7 for information regarding the judgments and uncertainties involved in determining these impairment charges. For further information, see Note 6, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges,” to our Consolidated Financial Statements.
Arbitration award
In September 2007, we received a decision in an arbitration related to the 1998 sale to Weyerhaeuser Company (“Weyerhaeuser”) of our former pulp and paper facility in Dryden, Ontario. We and Weyerhaeuser had been arbitrating a claim regarding the cost of certain environmental matters related to the mill. The arbitrators awarded Weyerhaeuser approximately $43 million, including interest, which was paid in 2007. As a result of the decision, which was binding upon us and not subject to appeal, we recorded a pre-tax charge of $28 million during the third quarter of 2007. We had previously established a provision of approximately $15 million, in connection with these environmental matters, at the time of the sale.

Net gain on disposition of assets
In 2008, we recorded net pre-tax gains of $49 million related primarily to the sale of approximately 46,400 acres of timberlands and other assets, which consist primarily of our Snowflake newsprint mill sold in the second quarter of 2008 and our Price sawmill sold in the first quarter of 2008. These asset sales generated aggregate cash proceeds of $220 million. In 2007, we recorded net pre-tax gains of $145 million related primarily to the sale of approximately 133,600 acres of timberlands and other assets for aggregate cash proceeds of $197 million. In 2006, we recorded net pre-tax gains of $186 million related primarily to the sale of approximately 535,200 acres of timberlands, our Baker Brook and Degelis sawmills and other assets for aggregate cash proceeds of $332 million.
Other Income, Net
Other income, net in 2008 includes an improvement in foreign currency exchange of $74 million, due to a stronger U.S. dollar versus the Canadian dollar in 2008, and a second quarter 2008 gain on extinguishment of debt of $31 million (see “Liquidity and Capital Resources”).
Interest Expense
Interest expense increased to $706 million in 2008 from $249 million in 2007 and $196 million in 2006. This increase is attributable to the inclusion of Abitibi for a full year in 2008 versus two months in 2007, as well as increased interest rates, higher Abitibi debt levels and amortization of deferred financing fees that resulted from the refinancing transactions consummated on April 1, 2008 and amendments to our bank credit facilities (see “Liquidity and Capital Resources”).
Income Taxes
Our effective tax rate, which resulted in the recording of a tax benefit on a pre-tax loss for 2008, was 5% compared to a tax benefit on a pre-tax loss of 24% for 2007 and a tax provision on a pre-tax loss of 17% for 2006. As in prior years, income tax benefits generated on the majority of our operating losses outside the United States were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. In 2008, we determined that a full valuation allowance should be recorded against the net deferred tax assets of the majority of our U.S. operations. Additionally, any income tax benefit recorded on any future operating losses generated by these operations (U.S. and foreign) will probably be offset by additional increases to the valuation allowance (tax charge). The effective tax rate for the year ended December 31, 2008 was primarily impacted by the valuation allowance, as described above, the non-deductible goodwill impairment charge, the tax treatment on foreign currency gains and losses and the impacts of lower foreign income taxes. The effective tax rate for the year ended December 31, 2007 was primarily impacted by the valuation allowance, the reversal of tax reserves upon the expiration of the statute of limitations associated with certain tax matters and the tax treatment on foreign currency gains and losses. The effective tax rate for the year ended December 31, 2006 was impacted by the same items as 2007 plus goodwill impairment.
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates primarily as a result of the tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed in the local country. Upon consolidation, such income and gains are eliminated, but we are still liable for the local country taxes. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate. Additionally, we did not record income tax benefits on the majority of our 2008 operating losses, which will have an adverse impact on our overall effective income tax rate in future periods. To the extent that our operations on which a full valuation allowance has been recorded become profitable, the impact of this valuation allowance would lessen or reverse and positively impact our effective tax rate in those periods. See “Critical Accounting Estimates — Tax valuation allowances” for a discussion of the judgments and uncertainties involved in determining our tax valuation allowance.
Liquidity and Capital Resources
Our discussion regarding liquidity and capital resources has three distinct sections, the first relating to our historical flow of funds, the second relating to our liquidity and debt obligations prior to the commencement of the Creditor Protection Proceedings and the third relating to our liquidity after the commencement of the Creditor Protection Proceedings.
Overview
Prior to the commencement of the Creditor Protection Proceedings, our primary sources of liquidity and capital resources have been cash-on-hand, cash provided from operations and availability under our bank credit facilities and accounts receivable securitization program, which are described in more detail below.

Following the commencement of the Creditor Protection Proceedings, we expect to rely on the DIP Credit Agreement, the accounts receivable securitization program and, if approved, the Abitibi DIP Agreement for the financing of our liquidity needs, in addition to cash-on-hand and cash provided from operations.
Non-core asset sales have been and may continue to be a source of additional liquidity. We periodically review timberland holdings and sell timberlands as a source of additional liquidity. We have targeted approximately $750 million in asset sales by the end of 2009, including our 75% equity interest in ACH Limited Partnership, our interests in Manicouagan Power Company Inc., other hydroelectric sites, timberlands, sawmills and other assets.
In December 2008, we announced that we accepted a non-binding proposal for the sale of our 75% equity interest in ACH Limited Partnership, which was established to hold hydroelectric generating assets in Ontario, to a major industrial energy producer. Pursuant to such proposal, the resulting gross proceeds to us would have been approximately Cdn$198 million ($162 million); the buyer would also have assumed our share of ACH Limited Partnership’s total long-term debt of Cdn$250 million ($205 million). Since we have control over ACH Limited Partnership, our Consolidated Financial Statements include this entity on a fully consolidated basis. Accordingly, the total long-term debt of $205 million would have no longer been reflected in our Consolidated Balance Sheets. The non-binding proposal for the sale of the Ontario hydroelectric assets provided the offeror with a 60-day exclusivity period, which has since expired with no definitive agreement having been entered into by the parties. It was also made subject to due diligence, among other terms and conditions. In view of the foregoing, no assurance can be made that such sale will be concluded on the terms of the non-binding proposal, or that it will be concluded at all.
On March 13, 2009, we announced that we signed a non-binding agreement in principle for the sale of our interests in Manicouagan Power Company Inc. for a total purchase price of approximately Cdn$615 million ($504 million), payable 90% upon the closing of the transaction and 10% on the second anniversary of the closing, subject to adjustment for contingencies. The non-binding agreement is subject to certain terms and conditions including, but not limited to, satisfactory due diligence, obtaining required consents and approvals and execution of definitive agreements (including a long-term power supply agreement for our Baie-Comeau, Quebec paper mill).
Our ability to consummate these and other significant non-core asset sales will require court approval under the Creditor Protection Proceedings. No assurances can be provided that the applicable court will approve these sales under their current terms, or at all, or the timing of any such approvals. We expect to continue to review non-core assets and seek to divest those that no longer fit within our long-term strategic business plan. It is unclear how the current global credit crisis may impact our ability to sell any of these assets.
Historical flow of funds
Cash (used in) provided by operating activities
Cash used in operating activities totaled $420 million in 2008 compared to $247 million in 2007. The increase in cash used in operations was primarily related to the significant increases in our net loss and net pension contributions in 2008 compared to 2007, as well as higher severance payments related to mill closures and a significant reduction in accounts payable due to pressure from our suppliers. The increase in our net pension contributions in 2008 was due to the inclusion of Abitibi’s results, as well as an increase in our normal contribution. Additionally, we expect that our continued export of newsprint from North America to international destinations could have a negative impact on our operating cash flows due to the less favorable terms for international sales versus North American sales. These increases in cash used in operations were partially offset by a significant reduction in inventory levels due to downtime at several of our facilities in response to declining demand for our products.
Cash used in operating activities amounted to $247 million in 2007, a deterioration of $429 million compared to cash provided by operating activities of $182 million in 2006. The increase in cash used in operations was primarily due to lower Bowater sales and an increase in selling and administrative expenses, primarily due to severance and merger-related expenses, partially offset by lower manufacturing costs, the $104 million cash refund of lumber duties received in 2006, the payment of a $43 million arbitration award in 2007 and an increase in interest payments of $17 million. These factors were partially offset by a $191 million improvement in working capital, driven mainly by lower levels of accounts receivable and an increase in accounts payable and accrued liabilities related to the timing of payments.
Cash (used in) provided by investing activities
Cash used in investing activities totaled $27 million in 2008 compared to $177 million in 2007. The increase in cash used in investing activities during 2008 as compared to 2007 was due primarily to $116 million of cash acquired in the Combination in 2007, an increase in deposit requirements for letters of credit and an increase in cash invested in fixed assets, timber and timberlands, partially offset by increased proceeds from timberland and other asset sales (including the sale of our Snowflake newsprint mill) in 2008.

6

Cash provided by investing activities totaled $177 million in 2007 compared to $130 million in 2006. The increase of $47 million in cash provided by investing activities in 2007 as compared to 2006 was primarily due to $116 million of cash acquired in the Combination and a $71 million decrease in capital expenditures, which were largely offset by $135 million less in proceeds from timberland and other fixed asset sales. We spent $128 million on capital expenditures in 2007, well below depreciation expense. Additionally, in connection with the Combination, we spent $35 million for direct acquisition costs in 2007. We also received cash proceeds of $24 million from the monetization of Abitibi’s forward exchange contracts.
Capital expenditures for all periods include compliance, maintenance, and projects to increase returns on production assets. We continue to take a disciplined approach to capital spending until market conditions improve and translate to strong positive cash flow. In light of the Creditor Protection Proceedings, any significant capital spending would be subject to the approval of the applicable court, and there can be no assurance that such approval would be granted. See the “Business Strategy and Outlook” section above for information regarding our targeted sales of non-core assets as a source of additional liquidity.
Cash provided by (used in) financing activities
Cash provided by financing activities totaled $444 million in 2008 compared to $166 million in 2007. The significant increase in 2008 was due to net increased borrowings, primarily as a result of the April 1, 2008 refinancing transactions, discussed below.
Cash provided by financing activities amounted to $166 million in 2007, compared to cash used in financing activities of $243 million in 2006. The increase of $409 million in cash provided by financing activities in 2007 as compared to 2006 was primarily due to an increase in net short-term borrowings of $292 million and a decrease of $120 million in repurchases and payments of our long-term debt. The increased borrowings in 2007 were used to fund cash used in operating activities of $247 million and capital expenditures of $128 million.
During the fourth quarter of 2007, the payment of a quarterly dividend to shareholders was suspended indefinitely.
Liquidity and debt obligations prior to the commencement of the Creditor Protection Proceedings
Abitibi historical liquidity
Abitibi’s primary sources of liquidity and capital resources have been cash-on-hand, cash provided from operations and availability under the accounts receivable securitization program. In addition, cash generated by our Donohue subsidiary has been used, in part, to service the debt obligations of Abitibi. As of December 31, 2008, Abitibi and Donohue had cash-on-hand of approximately $133 million and $17 million, respectively. As of December 31, 2008, Abitibi and Donohue had $272 million outstanding under their accounts receivable securitization program.
On February 9, 2009, in order to enhance near-term liquidity, Abitibi entered into agreements with two affiliates of Fairfax (collectively, the “Purchasers”), pursuant to which the Purchasers agreed to backstop a portion of the proceeds to be received from an anticipated sale of timberlands property by Abitibi to a third party. Under the terms of the backstop agreements, the Purchasers agreed to (i) purchase the timberlands property from Abitibi for a total price of $55 million in the event that the proposed sale to the third party was not consummated and (ii) advance $25 million of the purchase price on February 9, 2009 and an additional $30 million on February 17, 2009 upon Abitibi’s request (provided such amounts be reimbursed upon consummation of the timberlands sale with the third party). The timberlands sale was consummated with the third party on February 20, 2009, and the Purchasers were reimbursed the entirety of the amounts advanced to Abitibi under the agreements and paid a termination fee of $1 million.
The transfer of Donohue out of the Abitibi consolidated group in 2008 has impacted and will continue to impact Abitibi’s results of operations going forward, decreasing its revenues and costs. However, Donohue’s cash flows have supported Abitibi’s debt obligations, since Abitibi receives interest from AbitibiBowater on the note issued as consideration for the transfer of Donohue to another subsidiary of AbitibiBowater.
During the first quarter of 2009, Abitibi experienced a severe liquidity crisis due to, among other things, a significant interest payment, lower advances from its accounts receivable securitization program due to lower sales activity as a result of current conditions in the industry and the global economy, a significant reduction in the maximum commitment under the securitization program, as discussed below, and a waiver fee paid in February 2009 of $7 million and in March 2009 of $3.5 million in connection with a waiver and amendment to the securitization program.
Abitibi experienced recurring losses and substantial negative operating cash flows in 2008 and 2007 and, as of December 31, 2008, had a significant shareholders’ deficit. The decline in industry sales volume and rising energy and input costs during 2008 and 2007 and Abitibi’s reduced production to match demand and respond to the significant cost pressures from recycled fiber and energy prices had a negative effect on cash flows.

April 1, 2008 refinancings
On April 1, 2008, we successfully completed a series of refinancing transactions, which were designed to address the debt maturities and general liquidity needs during the first half of 2008, principally at our Abitibi subsidiary. See Note 16, “Liquidity, Debt and Interest Expense — April 1, 2008 refinancings,” to our Consolidated Financial Statements for details regarding these refinancing transactions.
Accounts receivable securitization program
Abitibi and certain subsidiaries of Donohue (the “participants”) continue to participate in an accounts receivable securitization program (the “program”) that was established when Donohue was a subsidiary of Abitibi. Accordingly, the participants share among themselves the amounts available under the program. The participants sell most of their trade receivables in order to reduce working capital requirements.
As of December 31, 2008, amounts outstanding under the participants’ accounts receivable securitization program were as follows:

				Weighted
				Average
		Amount	Termination	Interest
(In millions)	Commitment	Outstanding	Date	Rate

Off-Balance Sheet:
Accounts receivable securitization program	$350	$272	07/09(1)	4.95%

(1)	As discussed below, on April 16, 2009, the program was amended to, among other things, provide for the continuation of the program for 45 days following April 16, 2009, subject to certain termination provisions.
As of December 31, 2008, the participants transferred $499 million of trade receivables resulting in cash proceeds of $272 million, which represented the total available at that time, based on current level and eligibility of trade receivables. Accounts receivable are sold at discounted amounts based on the securitization provider’s funding cost plus a margin. The participants act as servicing agents and administer the collection of the accounts receivable sold pursuant to these agreements. The fees received for servicing the accounts receivable approximate the value of services rendered. The amount that can be obtained under the securitization program depends on the amount and nature of the accounts receivable available to be sold. The commitment fee for the unused portion is 50 basis points.
On February 26, 2009, the participants and the other parties to the program entered into a waiver and amendment to the program (the “February 2009 Waiver and Amendment”), following the prior notification by Abitibi that the average delinquency ratio for the months of November 2008 through January 2009 exceeded the maximum percentage permitted, which constituted an event of termination under the terms of the program. Pursuant to the February 2009 Waiver and Amendment, the parties agreed to waive temporarily the event of termination under the program and to reduce the maximum commitment under the program from $350 million to $210 million. As consideration for entering into the February 2009 Waiver and Amendment, the participants were required to pay a fee equal to 5% of $210 million, of which $7 million was paid on February 26, 2009 and $3.5 million was paid on March 19, 2009.
On March 17, 2009, Abitibi submitted its February 2009 accounts receivable securitization compliance report indicating that the average level of delinquent receivables for the preceding three calendar months had exceeded the maximum delinquency percentage ratio, which constituted an event of default under the terms of the program. On March 22, 2009, Citibank issued to Abitibi a reservation of rights letter indicating that the event of termination was reserved and preserved in full and a waiver of the event of termination had not been provided.
On April 1, 2009, the participants and the other parties to the program entered into a waiver and amendment to the program effective April 2, 2009 (the “April 2009 Waiver and Amendment”), following the prior notification by Abitibi that (i) the average delinquency ratio for the months of November 2008 through February 2009 exceeded the maximum percentage permitted, which constituted an event of termination under the terms of the program (ii) the financial statements of us, Abitibi and Abitibi-Consolidated U.S. Funding Corp. (“ACUSF”), an affiliate of Abitibi, that are required to be delivered to the agent under the program have not been or would not be timely delivered and (iii) Abitibi did not pay all sales taxes owing in connection with certain receivables as required by the program on March 31, 2009, each of which constituted an event of termination under the terms of the program. The agent was also notified that in connection with Abitibi’s debt recapitalization plan, an interim court order obtained in a Canadian court provided a stay of proceedings of certain payment obligations of Abitibi and certain of its affiliates, which also constituted an event of termination under the terms of the program.
Pursuant to the April 2009 Waiver and Amendment, the parties agreed to waive the events of termination under the program and acknowledged that Abitibi’s filing of a debt recapitalization plan with a Canadian court and the entry of an interim court order therewith did not constitute events of termination. The April 2009 Waiver and Amendment also amended the program to, among other things, (i) extend the termination date of the facility to September 1, 2009, (ii) lower the cross default threshold from Cdn$65 million such that failure to pay when due any principal of or premium or interest on any debt with greater than $25 million principal amount outstanding will now trigger a cross default under the program, (iii) amend an event of termination condition to now be triggered when the delinquency ratio for each calendar month and the two immediately preceding calendar months exceeds (w) 8.00% for March 2009 and April 2009, (x) 7.25% for May 2009, (y) 6.50% for June 2009 and July 2009 and (z) 4.00% for each calendar month thereafter and (iv) add a new event of termination that is triggered when the ratio, which shall be computed as of each reporting date by dividing (x) the outstanding capital of receivable interests by (y) the aggregate outstanding balance of all pool receivables, exceeds 45%. The maximum commitment available under the program remained at $210 million.

Under the terms of the April 2009 Waiver and Amendment, the following would result in an immediate event of termination: (i) failure to deliver our financial statements by April 30, 2009, (ii) failure to deliver the financial statements of ACUSF by April 3, 2009, (iii) termination, amendment or unenforceability of the stay of proceedings set forth in the Canadian court interim order such that a creditor of debt would be entitled to enforce its rights with respect to such debt or (iv) failure to pay sales taxes owing in connection with certain receivables as required by the program by April 2, 2009. We delivered the financial statements of ACUSF on April 3, 2009 and paid the sales taxes owing in connection with certain receivables on April 2, 2009.
As consideration for entering into the April 2009 Waiver and Amendment, we are required to pay a fee equal to 6% of $210 million, (the “Structuring Fee”), of which $3.15 million was paid on April 2, 2009 and $3.15 million must be paid on each of April 30, 2009, May 29, 2009 and June 30, 2009. The Structuring Fee may be reduced under certain circumstances, including termination of the facility by the participants on or prior to April 30, 2009 or May 29, 2009. The remaining $9.45 million of the Structuring Fee was, however, to be immediately due and payable if an event of termination occurred after April 1, 2009.
On April 16, 2009, in anticipation of the commencement of the Creditor Protection Proceedings, the participants and the other parties to the program entered into a further waiver and amendment to the program, which, among other things, (i) maintained the maximum commitment of $210 million, (ii) provided for the continuation of the program for 45 days following April 16, 2009, subject to certain termination provisions, (iii) imposed additional reporting requirements and (iv) waived all filings relating to the Creditor Protection Proceedings, the taking of all corporate action authorizing same and the failure to pay debts that were stayed by the Creditor Protection Proceedings. As a result of the commencement of the Creditor Protection Proceedings, we paid Citibank the remaining $9.45 million of the Structuring Fee.
Bowater historical liquidity
Bowater’s primary sources of liquidity and capital resources have been cash-on-hand, cash provided from operations and available borrowings under its bank credit facilities. In addition, cash generated by our Newsprint South subsidiary is used, in part, to service the debt obligations of Bowater. As of December 31, 2008, Bowater had cash-on-hand of approximately $42 million. In addition, as of December 31, 2008, Bowater had $59 million of available borrowings under its bank credit facilities.
During the first quarter of 2009, Bowater experienced a severe liquidity crisis and faced large impending debt maturities and repayment obligations. As a result of an approximate $65 million decrease in availability under Bowater’s U.S. bank credit facility resulting from a reduction in the borrowing base calculation (due principally to declines in accounts receivable and inventory during December 2008 and significant scheduled commitment reductions), Bowater was in an “overadvanced” position by approximately $51 million in early February 2009. On February 5, 2009, Bowater repaid the overadvance, leaving $10 million unused under its bank credit facilities and minimum levels of cash-on-hand. To augment Bowater’s liquidity in light of the reduction in availability under the bank credit facilities, BCFPI received an advance in the amount of $12 million from Fairfax. As further discussed below, Bowater and other parties to its U.S. and Canadian bank credit facilities entered into amendments to these facilities.
In addition, Bowater experienced recurring losses and substantial negative operating cash flows in 2008 and 2007 and, as of December 31, 2008, had a significant shareholders’ deficit. The decline in industry sales volume and rising energy and input costs during 2008 and 2007 and Bowater’s reduced production to match demand and respond to the significant cost pressures from recycled fiber and energy prices had a negative effect on cash flows.
To address Bowater’s tightening liquidity pressures, including the near-term debt maturities discussed above, on February 9, 2009, we announced the commencement of private offers to exchange certain outstanding series of unsecured notes issued by Bowater and one of its wholly-owned subsidiaries for new secured notes to be issued by an indirect subsidiary of AbitibiBowater, as well as a concurrent notes offering. These refinancing efforts were ultimately unsuccessful.
Bowater bank credit facilities
As of December 31, 2008, available borrowings under Bowater’s bank credit facilities were as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
(In millions)	Commitment	Outstanding	Available(1)	Date	Rate(2)

U.S. bank credit facility	$400	$280	$24	05/11	6.4%
Canadian bank credit facility	136	50	35	06/09	6.8%

	$536	$330	$59

(1)	The commitment available under each of these revolving bank credit facilities is subject to collateral requirements and covenant restrictions as described below, and is reduced by outstanding letters of credit of $70 million for Bowater’s U.S. bank credit facility and $28 million for Bowater’s Canadian bank credit facility.
(2)	Borrowings under the Bowater bank credit facilities incur interest based on specified market interest rates plus a margin.

Bowater, Newsprint South and certain subsidiaries of Newsprint South are borrowers under Bowater’s U.S. bank credit facility, and their obligations under the U.S. bank credit facility are guaranteed by AbitibiBowater and certain wholly-owned U.S. subsidiaries of Bowater. The collateral securing Bowater’s U.S. bank credit facility includes (i) inventory, accounts receivable and deposit accounts of Bowater, Newsprint South and their U.S. subsidiaries that are guarantors, (ii) pledges of 65% of the equity of certain of Bowater’s foreign subsidiaries, (iii) pledges of the equity of certain of Bowater’s U.S. subsidiaries that do not own mills or converting facilities, (iv) pledges of the equity of the subsidiaries of Newsprint South and (v) the real estate, fixtures and equipment associated with the Coosa Pines, Alabama and Grenada, Mississippi mills. Availability under the U.S. bank credit facility is limited to a percentage of the value of eligible accounts receivable and inventory owned by Bowater, Newsprint South and certain of their U.S. subsidiaries, and is reduced by the amount of outstanding letters of credit against the U.S. bank credit facility.
BCFPI’s obligations under Bowater’s Canadian bank credit facility are guaranteed by Bowater, Newsprint South, certain subsidiaries of Newsprint South and certain of Bowater’s Canadian subsidiaries. The collateral securing Bowater’s Canadian bank credit facility includes (i) the inventory, accounts receivable and deposit accounts of BCFPI, (ii) the real estate, fixtures and equipment associated with the Coosa Pines, Alabama and Grenada, Mississippi mills, (iii) a lien on and security interest in substantially all of the real estate, fixtures and equipment owned by Bowater’s Canadian subsidiaries, (iv) a pledge of the equity of Bowater’s South Korean subsidiary (which operates Bowater’s Mokpo mill) and (v) fixed assets associated with the Coosa Pines and Grenada mills. Availability under the Canadian bank credit facility is limited to a percentage of the value of the eligible accounts receivable and inventory owned by BCFPI and certain of Bowater’s other Canadian subsidiaries, and is reduced by the amount of outstanding letters of credit against the Canadian bank credit facility.
Amendments to Bowater bank credit facilities
On November 12, 2008, Bowater and other parties to its U.S. and Canadian bank credit facilities entered into amendments to those facilities to, among other things: (i) waive the requirement that Bowater is required to comply immediately with the more restrictive borrowing base requirements by November 15, 2008 and providing instead for phased-in implementation through March 31, 2009 (extending to April 29, 2009 under certain circumstances) and waive compliance with certain financial covenant requirements for the third quarter of 2008 (absent such waiver, Bowater would have been in violation of the senior secured leverage ratio and the interest coverage ratio covenants under the bank credit facilities for the third quarter); (ii) amend certain covenants, including the leverage ratio, for the fourth quarter of 2008; (iii) increase the interest rate under each facility by 125 basis points; and (iv) require that Bowater maintain no more than $70 million of cash-on-hand, with any excess to be used to reduce amounts outstanding under the bank credit facilities.
On February 27, 2009, Bowater and other parties to its U.S. and Canadian bank credit facilities entered into further amendments to these facilities. The amendments provide for lender consent to $12 million of additional liquidity previously provided to BCFPI by Fairfax (the “Additional Liquidity”) and amend and modify Bowater’s U.S. and Canadian bank credit facilities to, among other things, (i) increase the commitment under the Canadian bank credit facility in an aggregate amount of $30 million in order to add two additional tranches of loans (the “Additional Loans”), one tranche in the principal amount of $12 million representing the Additional Liquidity previously funded, and the other in the principal amount of $18 million representing loans funded upon the closing of the amendments, (ii) provide that the Additional Loans are not subject to the borrowing base requirements contained in the Canadian bank credit facility, (iii) allow the collateral securing the Canadian bank credit facility (other than certain fixed assets of Newsprint South and certain of its subsidiaries) to secure the Additional Loans on a last-out basis, (iv) temporarily increase until March 17, 2009, the limit on the amount of foreign accounts receivable that may be included in the borrowing base, (v) modify the scheduled reductions to the commitment amounts under each facility to occur on March 17, 2009 and (vi) increase the interest rate under each facility by 100 basis points.
On March 17, 2009 and March 24, 2009, AbitibiBowater, Bowater and other parties to its U.S. and Canadian bank credit facilities entered into letter agreements modifying Bowater’s U.S. and Canadian credit agreements to, among other things, extend the dates for (i) a reduction of the outstanding overadvance permitted by the credit agreements by approximately $15 million and (ii) a reduction of the maximum amount of available foreign accounts receivable included in the borrowing base of each credit agreement by $15 million.
Liquidity after the commencement of the Creditor Protection Proceedings
After extensive consideration of all other alternatives and after thorough consultation with our advisors, we determined, with the consent of our Board of Directors, that a comprehensive financial and business restructuring could be most effectively and quickly achieved within the framework of creditor protection proceedings in both the United States and Canada.
As a consequence, on April 16, 2009, AbitibiBowater and certain of its U.S. and Canadian subsidiaries filed voluntary petitions in the U.S. Court for relief under the provisions of Chapter 11. In addition, on April 17, 2009, AbitibiBowater and certain of its Canadian subsidiaries sought creditor protection under the CCAA in the Canadian Court. On April 17, 2009, Abitibi and ACCC each filed a voluntary petition for provisional and final relief in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. Our subsidiaries which own our Bridgewater, United Kingdom and Mokpo, South Korea operations were not included in the Creditor Protection Proceedings and will continue to operate outside of such proceedings.
We initiated the Creditor Protection Proceedings in order to enable us to pursue reorganization efforts under the protection of Chapter 11 and the CCAA. The Creditor Protection Proceedings will allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan. We remain in possession of our assets and properties and will continue to operate our business and manage our properties as “debtors in possession” under the jurisdiction of the U.S. Court and the Canadian Court and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, we and our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the relevant court(s).

The U.S. Court and the Canadian Court have issued a variety of orders on either a final or interim basis that will support our business continuity throughout the restructuring process. These orders include, among other things, authorization to: (i) make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course; (ii) ensure the continuation of existing cash management systems; (iii) honor certain ongoing customer obligations; (iv) enter into the DIP Credit Agreement (discussed below); and (v) enter into the amendment to the accounts receivable securitization program discussed below. We have retained legal and financial professionals to advise us on the Creditor Protection Proceedings. From time to time, we may seek court approval for the retention of additional professionals.
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the commencement of the Creditor Protection Proceedings.
In early 2009, we have incurred significant costs associated with our unsuccessful refinancing efforts and our Creditor Protection Proceedings and will continue to incur significant costs associated with our Creditor Protection Proceedings, which could adversely affect our results of operations and financial condition.
Debtor in possession credit agreements
DIP Credit Agreement
In the Creditor Protection Proceedings, we have sought and obtained interim approval by the U.S. Court and the Canadian Court to enter into a debtor in possession financial facility for the benefit of AbitibiBowater and certain of our Bowater subsidiaries. On April 21, 2009, we entered into the DIP Credit Agreement among AbitibiBowater, Bowater and BCFPI, as borrowers, Fairfax, as administrative agent, collateral agent and an initial lender, and Avenue Investments, L.P., as an initial lender.
The DIP Credit Agreement provides for borrowings in an aggregate principal amount of up to $206 million (the “Initial Advance”), consisting of a $166 million term loan facility to AbitibiBowater and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. The DIP Credit Agreement also provides for an incremental facility consisting of additional borrowings, upon our election and the satisfaction of certain conditions, in an aggregate principal amount of up to $360 million (less the Initial Advance). Borrowings under the DIP Credit Agreement will bear interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or LIBOR, in each case plus a specified margin. The interest margin for base rate loans is 6.5%, with a base rate floor of 2.5%. The interest margin for LIBOR loans is 7.5%, with a LIBOR floor of 3.5%. The outstanding principal amount of loans under the DIP Credit Agreement, plus accrued and unpaid interest, will be due and payable on April 21, 2010 (the “Maturity Date”), but is subject to an earlier maturity date under certain circumstances. The Maturity Date may be extended for additional six-month periods upon the satisfaction of certain conditions. The obligations of the U.S. Borrowers under the DIP Credit Agreement are guaranteed by AbitibiBowater, Bowater, Newsprint South and each of the U.S. subsidiaries of Bowater and Newsprint South that are debtors in the Chapter 11 Cases (collectively, the “U.S. Guarantors”) and secured by all or substantially all assets of each of the U.S. Guarantors. The obligations of BCFPI under the DIP Credit Agreement are guaranteed by the U.S. Guarantors and each of Bowater’s subsidiaries that are debtors in the CCAA Proceedings, other than BCFPI, (collectively, the “Canadian Guarantors”) and secured by all or substantially all assets of BCFPI and the Canadian Guarantors.
The DIP Credit Agreement contains usual and customary covenants for debtor in possession financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the incurrence and repayment of indebtedness; (iii) restrictions on the incurrence of liens; (iv) restrictions on making certain payments; (v) restrictions on investments and capital expenditures; (vi) restrictions on asset dispositions; and (vii) restrictions on modifications to material indebtedness. Additionally, the DIP Credit Agreement contains certain financial covenants, including, among other things (i) a minimum consolidated EBITDA; (ii) a minimum fixed charge coverage ratio; and (iii) a maximum amount of capital expenditures.
The proceeds of the DIP Credit Agreement will be used by us, among other things, for working capital, general corporate purposes, to pay adequate protection to holders of secured debt under Bowater’s and BCFPI’s pre-petition bank credit facilities, to pay the costs associated with administration of the Creditor Protection Proceedings and to pay transaction costs, fees and expenses in connection with the DIP Credit Agreement.
The DIP Credit Agreement has been approved by the U.S. Court and the Canadian Court on an interim basis and is subject to the final approval by such courts.

Abitibi DIP Agreement
In the Creditor Protection Proceedings, we have sought approval by the Canadian Court to enter into a debtor in possession financial facility for the benefit of Abitibi and Donohue and expect to obtain approval of the Canadian Court shortly. We are presently negotiating the Abitibi DIP Agreement, which is subject to the approval of the Canadian Court, among Abitibi and Donohue, as borrowers, and the Bank of Montreal, as lender, which is expected to be acknowledged by Investissement Quebec, as sponsor. Although Donohue would be a signatory thereto, the Abitibi DIP Agreement would not be enforceable against Donohue until such time as the U.S. Court would grant authorization and approval of the DIP Facility and the charge in connection therewith with respect to the U.S. DIP Order. Donohue would have no obligation to seek a U.S. DIP Order and its failure to obtain such U.S. DIP Order would not affect the rights of Abitibi under the Abitibi DIP Agreement.
The Abitibi DIP Agreement is expected to provide for borrowings in an aggregate principal amount of up to $87.5 million for Abitibi and Donohue, provided that Donohue would not borrow more than $10 million and that a minimum availability of $12.5 million would be maintained at all times. The DIP Facility is expected to be made available by way of loans advanced in three disbursements pursuant to a drawdown schedule. Such loans are expected to bear interest at either LIBOR plus 1.75% (with a LIBOR floor of 3.0%) or the U.S. base rate plus 0.75%. The outstanding principal amount of loans under the DIP Facility, plus accrued and unpaid interest would be payable in full at the earliest of: (i) April 30, 2010; (ii) the effective date of a plan of reorganization under the CCAA or Chapter 11; (iii) the acceleration of the Abitibi DIP Agreement or the occurrence of a specified event of default; and (iv) the unenforceability of the backstop guarantee of the Sponsor. Notwithstanding the foregoing, the Borrowers would be required to repay the DIP Facility no later than November 1, 2009, as not doing so would result in the occurrence of a specified event of default.
The obligations of the Borrowers under the Abitibi DIP Agreement are expected to be guaranteed by the Subsidiary Guarantors and secured by first priority liens on all present and after-acquired property of the Borrowers and the Subsidiary Guarantors provided that the DIP Liens would be subordinated to (i) an administrative charge not exceeding $6 million of professional fees and disbursements in connection with the CCAA Proceedings; (ii) a directors’ charge not exceeding $2.5 million; and (iii) the interests of Citibank, N.A., Abitibi Consolidated Sales Corporation and the other parties to the accounts receivable securitization program. Furthermore, the repayment obligation of the Borrowers under the DIP Facility is expected to be guaranteed by the Sponsor.
The proceeds of the loans under the Abitibi DIP Agreement would be used by us for working capital and other general corporate purposes, including costs of the Creditor Protection Proceedings.
The Abitibi DIP Agreement would contain usual and customary covenants for debtor in possession financings of this type, including among other things, the obligation for Abitibi to provide a rolling 13-week cash flow forecast of receipts and disbursements and a weekly cash flow results.
Abitibi and Donohue accounts receivable securitization program
On April 16, 2009, in connection with the commencement of the Creditor Protection Proceedings, the participants and the other parties to the program entered into a further waiver and amendment to the program, which, among other things, maintained the maximum commitment of $210 million and provided for the continuation of the program for 45 days, subject to certain termination provisions.
Alternative fuel tax credits
The U.S. Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, may be refundable to the taxpayer. During the first quarter of 2009, Bowater applied for its registrations as alternative fuel mixers for three of its sites. In March 2009, Bowater received notification that two sites’ registrations were approved. Bowater’s third site’s registration was approved in early April 2009. Through April 29, 2009, Bowater had received approximately $48 million of these credits. There can be no assurance that our eligibility to receive this tax credit will continue.

Contractual Obligations
In addition to our debt obligations as of December 31, 2008, we had other commitments and contractual obligations that require us to make specified payments in the future. The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our debt obligations, and the majority of those obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the commencement of the Creditor Protection Proceedings. We are in the process of reviewing our executory contracts in connection with the Creditor Protection Proceedings in order to determine which contracts, if any, will be assumed in the Creditor Protection Proceedings and which contracts will be rejected by us. Accordingly, the following table summarizes the scheduled maturities of our contractual obligations as of December 31, 2008 based on the original payment terms specified in the underlying agreement or contract and could change significantly.

		Within	1 – 3	4 – 5	After
(In millions)	Total	1 Year	Years	Years	5 Years

Long-term debt, including current installments (1)	$ 9,288	$ 775	$ 3,244	$ 1,697	$ 3,572
Non-cancelable operating lease obligations (2)	98	23	29	17	29
Capital lease obligation (3)	52	8	16	16	12
Purchase obligations (4)	747	245	123	90	289
Tax reserves	138	45	22	20	51
Pension and OPEB funding (5)	260	260	-	-	-
Severance obligations (6)	55	50	5	-	-

	$ 10,638	$ 1,406	$ 3,439	$ 1,840	$ 3,953

(1)	Long-term debt commitments include interest payments but exclude related discounts and revaluation of debt of $671 million at December 31, 2008, as these items require no cash outlay.

(2)	We control 0.1 million acres of timberlands under long-term leases expiring 2023 to 2058. In addition, we lease certain office premises, office equipment and transportation equipment under operating leases.

(3)	The capital lease obligation includes interest payments and relates to a building and equipment lease for the Bridgewater cogeneration facility, which expires in 2015.

(4)	Purchase obligations include, among other things, a power supply contract for our Augusta operations with commitments totaling $66 million through 2009, a power supply contract for our Fort Frances operations with commitments totaling $60 million through 2010, a fiber supply contract for our Coosa Pines operations with commitments totaling $49 million through 2014, a cogeneration power supply contract for the Bridgewater operations with commitments totaling $74 million through 2015, a steam supply contract for our Dolbeau operations with commitments totaling $158 million through 2023 and a bridge and railroad contract for our Fort Frances operations with commitments totaling $118 million through 2044.

(5)	Pension and other postretirement projected benefit (“OPEB”) funding is calculated on an annual basis for the following year only.

(6)	Our severance obligations are primarily associated with the permanent mill closures we announced in 2007 and 2008. See Note 6, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges,” to our Consolidated Financial Statements.
In addition to the items shown in the table above, we are party to employment and change-in-control agreements with our executive officers. Those agreements are described under the heading “Executive Compensation — Severance and Change in Control Arrangements” under Item 12 of this Annual Report on Form 10-K.
Monetization of Timber Notes
In connection with certain timberland sales transactions in 2002 and prior years, Bowater received a portion of the sale proceeds in notes receivable from institutional investors. In order to increase our liquidity, we monetized these notes receivable using qualified special-purpose entities (“QSPEs”) set up in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The more significant aspects of the QSPEs are as follows:
▪	The QSPEs are not consolidated within our financial statements. The business purpose of the QSPEs is to hold the notes receivable and issue fixed and floating rate senior notes, which are secured by the notes receivable, to third parties. The value of these debt securities is equal to approximately 90% of the value of the notes receivable. The full principal amounts of the notes receivable are backed by letters of credit issued by third-party financial institutions.

▪	Our retained interest consists principally of the net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued by the QSPE to third parties) and a cash reserve account. Fair value of our retained interests was estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates. Our retained interest is recorded at a proportional amount of the previous carrying amount of the notes receivable and treated as interest-bearing investments.

▪	The cash reserve accounts were established at inception and are required to meet specified minimum levels throughout the life of the debt issued by the QSPEs to third-party investors. Any excess cash flows revert to Bowater on a quarterly or semi-annual basis. The cash reserve accounts revert to Bowater at the maturity date of the third-party debt.

▪	We may be required to make capital contributions to the QSPEs from time to time in sufficient amounts so that the QSPEs will be able to comply with their covenants regarding the payment of taxes, maintenance as entities in good standing, transaction fees, contractual indemnification of the collateral agent and certain other parties, and the maintenance of specified minimum amounts in the cash reserve account. Notwithstanding these covenants, because of the expected net available cash flow to the QSPEs (interest and principal on notes receivable backed by letters of credit will be in excess of interest and principal on debt securities), Bowater does not expect to be required to make additional capital contributions, nor have any capital contributions been required to date.

▪	No QSPEs are permitted to hold AbitibiBowater common stock and there are no commitments or guarantees that provide for the potential issuance of AbitibiBowater common stock. These entities do not engage in speculative activities of any description and are not used to hedge AbitibiBowater positions, and no AbitibiBowater employee is permitted to invest in any QSPE.
We are currently determining the impact, if any, on the QSPEs as a result of the commencement of our Creditor Protection Proceedings.
The following summarizes our retained interest in QSPEs and those QSPEs total assets and obligations as of December 31, 2008 (in millions):

				Excess of
	Retained	Total	Total	Assets over
Qualified Special Purpose Entity	Interest	Assets	Obligations	Obligations

Calhoun Note Holdings AT LLC	$7	$74	$64	$10
Calhoun Note Holdings TI LLC	10	74	62	12
Bowater Catawba Note Holdings I LLC	2	19	17	2
Bowater Catawba Note Holdings II LLC	10	98	87	11
Bowater Saluda Note Holdings LLC	8	103	91	12

	$37	$368	$321	$47

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
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes depends primarily on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels and the magnitude, and direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects. During the last two years, the relative value of the Canadian dollar ranged from a low of US$0.85 in January 2007 to US$1.09 in November 2007 and back to US$0.77 in October 2008.
Based on exchange rates, hedging levels and operating conditions originally projected for 2009, prior to the impact of the Creditor Protection Proceedings, we project that a one-cent increase in the Canadian-U.S. dollar exchange rate would increase our operating loss for 2009 by approximately $27 million.
If the Canadian dollar strengthens again against the U.S. dollar, it could influence the foreign exchange rate assumptions that are used in our evaluation of long-lived assets for impairment and, consequently, result in additional asset impairment charges. See the discussion below under “Critical Accounting Estimates — Long-lived assets, other than goodwill.”
We have entered into sales agreements denominated in the British pound sterling, representing less than 5% of our sales for the year ended December 31, 2008. Accordingly, changes in the British pound sterling-U.S. dollar exchange rate impact the amount of revenues we recognize. The magnitude and direction of the impact primarily depends on our sales volume under these sales agreements, our hedging levels, and the magnitude, direction and duration of changes in the British pound sterling-U.S. dollar exchange rate. Decreases in the value of the British pound sterling versus the U.S. dollar reduce our sales, which are reported in U.S. dollars.
Hedging Programs
For a description of our hedging activities, see Note 18, “Financial Instruments,” to our Consolidated Financial Statements. The discussion of our hedging programs below is prior to any impact of the Creditor Protection Proceedings.
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
Canadian dollar and U.S. dollar forward contracts and U.S. dollar tunnel contracts
We pay a significant portion of the operating expenses of our Canadian mill sites in Canadian dollars. To reduce our exposure to U.S.-Canadian dollar exchange rate fluctuations, we periodically enter into and designate forward contracts and tunnel contracts to hedge certain of our forecasted Canadian dollar cash outflows at our Canadian mill operations, which we believe are probable of occurring. Hedge ineffectiveness associated with these forward contracts was negligible for the periods presented. There were no contracts outstanding as of December 31, 2008.
British pound sterling forward contracts
We have entered into sales agreements denominated in British pound sterling. We began entering into currency forward contracts in early 2007 to partially limit our exposure to British pound sterling-U.S. dollar exchange rate fluctuations with respect to our British pound sterling sales. During 2007, these currency forward contracts did not qualify for hedge accounting treatment and were recorded at fair value with changes in fair value reported in “Sales” in the Consolidated Statements of Operations. During 2008, these currency forward contracts qualified for hedge accounting treatment and hedge ineffectiveness associated with these forward contracts was negligible for the year ended December 31, 2008. The net pre-tax loss recognized on these contracts in 2007 and 2008 was negligible. There were no contracts outstanding as of December 31, 2008.
Natural gas hedging program
We began entering into natural gas swap agreements in 2006 under our natural gas hedging program for the purpose of reducing the risk inherent in fluctuating natural gas prices. Our natural gas costs are based on a publicly traded index of natural gas prices plus a fixed amount. The natural gas swap agreements allow us to minimize the effect of fluctuations in that index by contractually exchanging the publicly traded index upon which we are billed for a fixed amount of natural gas costs. The swap agreements, which did not qualify for hedge accounting treatment during the year, are recorded at fair value with changes in fair value reported in “Cost of sales, excluding depreciation, amortization and cost of timer harvested” in the Consolidated Statements of Operations. As a result, less than $1 million of pre-tax gains, approximately $1 million of pre-tax losses and less than $1 million of pre-tax losses were recognized in our Consolidated Statements of Operations in 2008, 2007 and 2006 for contracts that we entered into to economically hedge forecasted transactions. As of December 31, 2008, the fair value of our outstanding natural gas swap agreements, which have a notional amount of $2 million, is negligible.
Interest rate swaps
We acquired Abitibi’s outstanding interest rate swaps in the Combination. Abitibi had utilized interest rate swaps to manage their fixed and floating interest rate mix on their long-term debt. The interest rate swaps do not qualify for hedge accounting treatment after the Combination; therefore, changes in fair value of these derivative instruments are recorded in “Interest expense” in the Consolidated Statements of Operations. As of December 31, 2008, the fair value of our outstanding interest rate swaps, which have a notional amount of $100 million, is a net asset of $7 million. Approximately $13 million and $7 million of pre-tax gains were included in interest expense in 2008 and 2007, respectively.

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
We may be a “potentially responsible party” with respect to three hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. We believe we will not be liable for any significant amounts at any of these sites.
As of December 31, 2008, we have recorded $18 million for environmental liabilities, of which approximately $17 million relates to environmental reserves established in connection with prior acquisitions, including the Combination. The majority of these liabilities are recorded at discounted amounts and are included in “Other long-term liabilities” on the Consolidated Balance Sheets included in our Consolidated Financial Statements (“Consolidated Balance Sheets”). The $18 million represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management.
Employees
As of December 31, 2008, we employed approximately 15,900 people, of whom approximately 11,600 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union in Canada and predominantly by the United Steelworkers Union in the U.S. As we develop and implement our reorganization plan, we expect to have some decline in employment.
A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada will expire in the second quarter of 2009. The collective bargaining agreement for the Calhoun, Tennessee facility, which expired in July 2008, has not been renewed. The collective bargaining agreement which covers the Catawba, South Carolina facility expires in April 2009. The employees at the facility in Mokpo, South Korea have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear. While negotiations with the unions in the past have resulted in collective agreements being signed, as is the case with any negotiation, we may not be able to negotiate acceptable new agreements, which could result in strikes or work stoppages by affected employees. Renewal of collective bargaining agreements could also result in higher wage or benefit costs. Therefore, we could experience a disruption of our operations or higher ongoing labor costs.
The Communications, Energy and Paperworkers Union of Canada has selected contract talks with us to set the industry-wide pattern for contracts that will replace current agreements that expire at the end of April 2009.
At this time, we cannot predict the impact of the Creditor Protection Proceedings on our labor costs and relations.
Employee Benefit Plans
The determination of projected benefit obligations and the recognition of expenses related to our pension and other postretirement obligations are dependent on assumptions used in calculating these amounts. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates and other factors. Management develops each assumption using our historical experience applied to our target allocation of investments in conjunction with market related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third-party actuarial consultants and adjusted as necessary.
Recent deterioration in the global securities markets has impacted the value of the assets included in our defined benefit pension plans. In June 2008, in response to market disruptions, management approved a tactical de-risking policy to increase debt securities and reduce equity securities. Over the last half of 2008, debt securities were increased to approximately 75%. Accordingly, during the second half of 2008, we mitigated much of the effect of the volatility that impacted the global equity markets during such period. In December 2008, assets were rebalanced towards a normalized allocation of 50% equity securities and 50% debt securities for the majority of our pension plans.

Should values not recover in 2009, the decline in fair value of our plans would result in increased total pension costs for 2009 as compared to total pension costs in 2008. However, future minimum cash contributions will not be materially impacted in 2009 as a result of the market volatility in 2008, since the 2009 contributions are largely based on valuations performed as of or prior to January 1, 2008. The decline in the fair value of our plans may, however, increase the minimum cash contributions that will be required in 2010.
Our policy for funding our pension and OPEB plans is to contribute annually the minimum amounts required by applicable laws and regulations. In 2008, gross contributions to our defined benefit pension and OPEB plans were $346 million. Prior to the impact of our Creditor Protection Proceedings, we expect our gross contributions to our defined benefit pension and OPEB plans in 2009 to be approximately $260 million. We are evaluating our pension and OPEB benefit obligations in the context of the Creditor Protection Proceedings and as a result, our current expectations regarding such obligations in 2009 and beyond are uncertain at this time and are subject to change. For a further discussion of our pension and OPEB plans, see Note 19, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements.
Recent Accounting Pronouncements
Reference is made to Note 2, “Summary of Significant Accounting Policies — New accounting pronouncements,” to our Consolidated Financial Statements for a discussion of new accounting pronouncements issued but not yet adopted.
Critical Accounting Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make accounting estimates based on assumptions, judgments and projections of future results of operations and cash flows. These estimates affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting periods presented.
We base our estimates, assumptions and judgments on historical and other data and experiences that we believe are reasonable under the circumstances. We believe that our accounting estimates are appropriate and that the resulting financial statement amounts are reasonable. It is important that the reader of our financial statements understand that due to the inherent uncertainties in making estimates, actual results could differ from these estimates, possibly materially, requiring adjustments to financial statement amounts in future periods.
A summary of our significant accounting policies is disclosed in Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements. Based upon a review of our significant accounting policies, we believe the following accounting policies, as well as the going concern assumption, require us to make accounting estimates that can significantly affect the results reported in our Consolidated Financial Statements. We have disclosed the development, selection and disclosures of our critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures relating to these estimates.
Going concern
Our Consolidated Financial Statements and related notes have been prepared assuming that we will continue as a going concern, although our Creditor Protection Proceedings raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Pension and other postretirement projected benefit obligations
Description of accounts impacted by the accounting estimate
We record assets and liabilities associated with our pension and OPEB obligations that may be considered material to our financial position. We also record net periodic benefit costs associated with these obligations as our employees render service. As of December 31, 2008, we have projected pension and OPEB benefit obligations aggregating $5,020 million and accumulated pension and OPEB plan assets at fair value of $4,270 million. Our 2008 net periodic pension and OPEB benefit cost was $70 million.
Judgments and uncertainties involved in the accounting estimate
The following inputs are needed to calculate the fair value of our plan assets and an actuarial value of our pension and OPEB benefit obligations. These inputs are also used to determine our net periodic benefit costs each year. The determination of these inputs requires judgment:
▪	discount rate – used to arrive at the net present value of the pension and OPEB obligations;

▪	return on assets – used to estimate the growth in the value of invested assets that are available to satisfy pension projected benefit obligations;

▪	mortality rate – used to estimate the impact of mortality on pension and OPEB obligations;

▪	rate of compensation increase – used to calculate the impact future pay increases will have on pension and OPEB obligations; and

▪	health care cost trend rate – used to calculate the impact of future health care costs on OPEB obligations.
We determined the discount rate by considering the timing and amount of projected future benefit payments, which, for our U.S. plans, is based on a portfolio of long-term high quality corporate bonds of a similar duration and, for our Canadian and other plans, is based on a model that matches the plan’s duration to published yield curves. To develop our expected long-term rate of return on assets, we considered the historical returns and the future expectations for returns for each class of assets held in our pension portfolios, as well as the target asset allocation of those portfolios. For the mortality rate, we used actuarially-determined mortality tables that were consistent with our historical mortality experience and future expectations for mortality of the employees who participate in our pension and OPEB plans. In determining the rate of compensation increase, we reviewed historical salary increases and promotions, while considering the impact of current industry conditions and our future industry outlook. For the health care cost trend rate, we considered historical trends for these costs in the U.S. and Canada.
Effect if actual results differ from assumptions
Variations in assumptions could have a significant effect on the net periodic benefit cost and net pension and OPEB benefit obligations reported in our Consolidated Financial Statements. For example, a 25 basis point change in any one of these assumptions would increase (decrease) our 2008 net periodic benefit cost for our pension and OPEB plans and our net pension and OPEB benefit obligations as follows (in millions):

			Net Pension and OPEB
			Projected Benefit
	Net Periodic Benefit Cost		Obligations
	25 Basis Point	25 Basis Point	25 Basis Point	25 Basis Point
Assumption	Increase	Decrease	Increase	Decrease

Discount rate	$(3)	$3	$(119)	$123
Return on assets	(13)	13	-	-
Rate of compensation increase	3	(3)	17	(17)
Health care cost trend rate	1	(1)	9	(8)

A change in the mortality rates for our employees could also impact our net periodic benefit cost.
In 2008, the most significant change in our assumptions was an increase to 7.3% from 5.8% in the discount rate for our plan obligations. This change will decrease the service and interest component of our 2009 annual pension expense by approximately $45 million.
Our annual net pension expense is based on the expected return on plan assets and not the actual return on plan assets and on the expected change in plan obligations arising from the time value of money and not the actual change in plan obligations. Differences between these expected and actual results are recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets as an actuarial gain or loss and subject to amortization into net pension expense over future periods. Net actuarial (losses) gains arising in 2008, before tax, and deferred in “Accumulated other comprehensive loss” were ($166) million and $245 million as of December 31, 2008 and 2007, respectively. These (losses) gains will decrease future annual pension expense by approximately $79 million.
Goodwill
Description of accounts impacted by the accounting estimate
As of December 31, 2008 and 2007, we had goodwill recorded on our Consolidated Balance Sheets, arising from prior business combinations aggregating $53 million and $779 million, respectively. In 2008, we recorded goodwill impairment charges of $810 million and in 2007, we did not record a goodwill impairment charge.
We review the carrying value of our goodwill for impairment in the fourth quarter of each year or more frequently, if an event occurs that triggers such an interim review. Goodwill is allocated to reporting units for purposes of performing a test for impairment. As discussed more fully in Note 2, “Summary of Significant Accounting Policies — Impairment of goodwill,” to our Consolidated Financial Statements, if a reporting unit’s carrying value exceeds its fair value, an impairment charge is recorded equal to the difference between the carrying value of the reporting unit’s goodwill and the implied fair value of the reporting unit’s goodwill.
Judgments and uncertainties involved in the accounting estimate
We test goodwill at the reporting unit level. Determining the reporting units to which we should allocate goodwill requires considerable judgment and is based upon the determination of the reportable segments, which in and of itself, requires management’s judgment. We are required to evaluate whether each component (i.e., one level below the reportable segment) is a business by assessing those business elements (inputs, processes, outputs) that are present within the component, those business elements that are missing from the component, and the degree of difficulty in replacing the missing elements.
Further, if any of the components are considered a business, we are required to determine whether they are similar for purposes of aggregation into a single reporting unit. Our similarity assessment includes a review of the customers, products, distribution methods and other pertinent information associated with each component that qualifies as a business and prepares discrete financial information and is regularly reviewed by segment management. Based on our analysis of our reporting units as of the date of the Combination, we concluded that all significant components within each reportable segment should be aggregated into a single reporting unit. Therefore, at the time of the Combination, our reporting units were identified as: newsprint, specialty papers, coated papers, market pulp and wood products. Prior to the Combination, our newsprint and specialty papers reporting units each included multiple reporting units.

The estimation of the fair value of a reporting unit involves many assumptions and judgments, of which the following are the most significant:
▪	the choice of valuation approach;

▪	where the income approach is used, assumptions relating to reporting unit discounted cash flows and an appropriate discount rate (weighted average cost of capital); and

▪	where the market approach is used, the choice of a particular guideline method and judgments about appropriate factors to use in applying that method.
Additional information about the nature of the assumptions underlying the estimation of fair value can be found in Note 5, “Goodwill and Amortizable Intangible Assets, Net — Impairment of goodwill,” to our Consolidated Financial Statements.
Effect if actual results differ from assumptions
A number of judgments are made in the determination of our reporting units. If different judgments were made, it could have resulted in the identification of reporting units different from those we actually identified. This may have resulted in a different conclusion when comparing the fair value to the carrying value of the reporting unit.
The assumptions used in our valuation models are interrelated. The continuing degree of interrelationship of these assumptions is itself a significant assumption. Because of the interrelationships among the assumptions, we do not believe it would be meaningful to provide a sensitivity analysis on any of the individual assumptions. However, one key assumption in our valuation model is the weighted average cost of capital, which is used to discount the projected cash flows. If the weighted average cost of capital was lower, the measure of the fair value of our assets would increase. Conversely, if the weighted average cost of capital was higher, the measure of the fair value of our assets would decrease. If our estimate of the weighted average cost of capital used were to increase or decrease by 25 basis points in our 2008 annual impairment test, the carrying values of the newsprint and specialty papers reporting units would continue to exceed their respective fair values, and the fair value of the coated papers reporting unit would continue to exceed its carrying value.
For our newsprint reporting unit, the results of our 2008 step one goodwill impairment test was that the carrying amount exceeded the fair value by 156%, a deficiency greater than the amount of its goodwill. For our specialty papers reporting unit, the results of our 2008 step one goodwill impairment test was that the carrying amount exceeded the fair value by 19%. The decline in the fair values of the newsprint and specialty papers reporting units below their carrying amounts was the result of industry and global economic conditions that sharply deteriorated in late 2008, continued decline in the demand for newsprint and specialty papers in North America, leading to our idling and closure of additional production capacity in fourth quarter 2008, and the general decline in asset values as a result of increased market cost of capital following the global credit crisis that accelerated in late 2008. As a result of these declines in fair value, we recorded a non-cash goodwill impairment charge of $610 million for our newsprint reporting unit and $200 million for our specialty papers reporting unit in the fourth quarter of 2008, representing the full amount of goodwill associated with each of those reporting units.
Although our valuation approach weighted the market approach more heavily in 2008 than in 2007, there would have been no difference in the outcome had we more heavily weighted the income approach.
Our 2008 goodwill impairment charges are estimates based on our step one analysis and are subject to finalization of the second step of the impairment analysis, which, due to the timing and complexity of the calculations required, has not yet been completed. Any adjustments arising from the completion of the step two analysis will be recorded at that time as a change in estimate. If, as we expect, the step two analysis confirms the full write-off of the goodwill of our newsprint and specialty papers reporting units, there will be very little recorded goodwill remaining on our Consolidated Balance Sheets and therefore, our estimates of goodwill impairment will not be critical to our financial reporting.
Long-lived assets, other than goodwill
Description of accounts impacted by the accounting estimate
We had long-lived assets, other than goodwill, recorded in our Consolidated Balance Sheets of $5,718 million and $7,092 million as of December 31, 2008 and 2007, respectively. These long-lived assets include timber and timberlands; fixed assets, net; amortizable intangible assets, net; and long-lived assets included in assets held for sale. In 2008 and 2007, we recorded depreciation and amortization of $726 million and $396 million, respectively, and impairment charges of $428 million and $100 million, respectively, associated with these long-lived assets, other than goodwill. The depreciation and amortization and impairment charges are based on accounting estimates.

The unit of accounting for impairment testing for long-lived assets is its asset group (see Note 2, “Summary of Significant Accounting Policies — Impairment of long-lived assets, other than goodwill,” to our Consolidated Financial Statements). The unit of accounting for the depreciation and amortization of long-lived assets is at a lower level, either an individual asset or a group of closely-related assets. The cost of a long-lived asset is amortized over its estimated remaining useful life, which is subject to change based on events and circumstances or management’s intention for the use of the asset.
Losses related to the impairment of long-lived assets to be held and used are recognized when circumstances indicate the carrying values of the asset group may not be recoverable, such as continuing losses in certain businesses. When indicators that the carrying value of an asset group may not be recoverable are triggered, we evaluate the carrying value of the asset group in relation to its expected undiscounted future cash flows. If the carrying value of an asset group is greater than the expected undiscounted future cash flows to be generated by the asset group, an impairment charge is recognized based on the excess of the asset group’s carrying value over its fair value.
When an asset group meets the criteria for classification as an asset held for sale, an impairment charge is recognized, if necessary, based on the excess of the asset group’s carrying value over the expected net proceeds from the sale (the estimated fair value minus the estimated cost to sell the asset group).
Our long-lived asset impairment charges, other than goodwill, are disclosed in Note 6, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges,” to our Consolidated Financial Statements.
Judgments and uncertainties involved in the accounting estimate
The calculation of amortization of long-lived assets requires us to apply judgment in selecting the remaining useful lives of the assets. The remaining useful life of an asset must address both physical and economic considerations. The remaining economic life of a long-lived asset is frequently shorter than its physical life. The pulp and paper industry in recent years has been characterized by considerable uncertainty in business conditions. Estimates of future economic conditions for our long-lived assets, and therefore, their remaining useful economic life, require considerable judgment.
Asset impairment is tested at the asset group level. Determining the asset groups for long-lived assets to be held and used requires management’s judgment. For 2007 and for most of 2008, the asset groups identified as being the lowest level having largely independent cash flows were, in most cases, either our individual paper manufacturing facilities, together with their supporting hydroelectric and pulp facilities, or groups of wood products facilities in similar geographic locations. In December 2008, we determined that, as a result of changes to our management practices, including those related to the management of capacity reductions, the cash flows of our newsprint paper mills located in North America were no longer largely independent of those of other North American newsprint paper mills. Consequently, commencing in late December 2008, our North American newsprint mills are tested for impairment together as one asset group, along with the supporting hydroelectric and pulp facilities. Other asset groupings for long-lived assets to be held and used remain substantially unchanged.
Asset impairment loss calculations require us to apply judgment in estimating asset group fair values and future cash flows, including periods of operation, projections of product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation, projected capital spending and specifically for fixed assets, acquired assigned useful lives, functional obsolescence, asset condition and discount rates. One key assumption, especially for our long-lived assets in Canada, is the foreign exchange rate. Foreign exchange rates were determined based on our budgeted exchange rates for 2009, adjusted year-over-year by the percentage change in market forward rates until 2013. Beyond that, the assumptions for the foreign exchange rates remained constant at the 2013 exchange rates. The assessment of whether an asset group should be classified as held for sale requires us to apply judgment in estimating the probable timing of the sale, and in testing it for impairment loss, judgment is required in estimating the net proceeds from the sale.
Effect if actual results differ from assumptions
If our estimate of the remaining useful life changes, such a change is accounted for prospectively in our determination of amortization. Actual amortization charges for an individual asset may therefore be significantly accelerated if the outlook for its remaining useful life is shortened considerably.
A number of judgments were made in the determination of our asset groups. If a different conclusion had been reached for any one of those assumptions, it could have resulted in the identification of asset groups different from those we actually identified. This may have resulted in a different conclusion when comparing the expected undiscounted future cash flows or the fair value to the carrying value of the asset group.
Actual asset impairment losses could vary considerably from estimated impairment losses if actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, and for assets held for sale, the probable timing of the sale and the net proceeds from the sale.
Assets with proportionately greater risk of acceleration in amortization or additional impairment are those facilities which are presently idled, closed or held for sale. Information on the carrying amounts of our idled assets can be found in Note 6, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges — Impairment of long-lived assets, other than goodwill,” to our Consolidated Financial Statements. Information on the carrying amounts of our assets held for sale can be found in Note 7, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets,” to our Consolidated Financial Statements. The carrying amount of facilities which are closed and not classified as held for sale are not presently significant.

Purchase price allocation
Description of accounts impacted by the accounting estimate
The Combination has been accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Bowater was deemed to be the acquirer of Abitibi for accounting purposes, and AbitibiBowater has been deemed to be the successor to Bowater for purposes of U.S. securities laws and financial reporting. In accordance with SFAS 141, we allocated the purchase price of $1.4 billion to the identifiable assets acquired and liabilities assumed based on their estimated fair values on the Combination date. Minority interests’ proportionate ownership of those assets and liabilities were recorded at historical carrying values. The excess of the purchase price over the amount allocated to the net assets was recorded as goodwill. Fair values are, by their nature, estimates. The accounts affected by these estimates are presented in the purchase price allocation table in Note 3, “Business Combination.”
Judgments and uncertainties involved in the accounting estimate
A purchase price allocation requires us to apply considerable judgment in estimating the fair value of the assets acquired and the liabilities assumed, as well as the identification of intangible assets apart from goodwill. We evaluated the reasonableness of the aggregate of our individual asset and liability valuations for each Abitibi reporting unit by reconciling the sum of these asset and liability values to our overall estimate of the fair value of the Abitibi reporting unit. We also reconciled the sum of the estimated fair values of our reporting units to Abitibi’s market value at the Combination date.
We determined that Abitibi’s reporting units were its newsprint, specialty papers and wood products businesses. We estimated reporting unit fair values using an income approach, which estimates fair value based on future discounted cash flows. We derived our cash flow assumptions from several sources, including Abitibi’s internal budgets available at the Combination date, which contain sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. Our valuation model used a cash flow period of five years, with a terminal value period computed based upon the capitalization of normalized cash flows into perpetuity. The assumptions in the fourteen month period ending December 31, 2008 of our valuation model were based on Abitibi’s internal budgets. Product pricing, sales volumes and foreign exchange rates were forecasted to fluctuate in future periods based on projections for those items for 2009 through 2012 from industry research firms and from other published reports and forecasts. We also assumed that Abitibi’s product costs would increase based on an inflation rate of approximately 2% in those projected years. Our projections included a portion of the synergies that we expected to result from the merger, which corresponded only to the market-based synergies that would have been available to a market participant. We used discount rates ranging from 9.3% to 9.7% for the different reporting units.
Working capital assets (excluding inventory) and liabilities were valued based on existing Abitibi book values due to their short maturity periods. The fair value of Abitibi’s inventory was based on its estimated net realizable value. The fair value of Abitibi’s debt was determined by reference to quoted market prices or by discounting the cash flows using interest rates as of the date of the Combination for financial instruments with similar characteristics and maturities. Pension and OPEB assets and obligations were valued in a manner similar to, and using the same estimates, described in the critical accounting estimate “Pension and other postretirement projected benefit obligations” above, although the assumptions and values were as of the Combination date.
The fair values of Abitibi’s fixed assets were based on their estimated depreciated replacement cost, reduced by estimated economic obsolescence. Depreciated replacement cost was based on estimates of replacement cost and remaining useful life. Economic obsolescence was estimated based on the deficiency, if any, between the reporting unit fair value attributable to an individual mill and their estimated depreciated replacement cost plus required working capital. The fair value of Abitibi’s net assets held for sale (Snowflake mill) was based on the sales proceeds realized from the disposition required by the U.S. Department of Justice.
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill amounts are not amortized, but rather, are tested for impairment at least annually.
A portion of the Abitibi purchase price was allocated to identifiable amortizable intangible assets, consisting of water rights and customer relationships. These amortizable intangible assets were identified after a thorough review of Abitibi’s business, including its relationships with customers and its trademarks, intellectual property and contractual arrangements with third parties. We used various assumptions in determining the fair value of these amortizable intangible assets. For the valuation of the customer relationships, assumptions included average customer lives, forecasted operating margins and required returns on contributory assets. For the valuation of the water rights, assumptions included the life of the contractual arrangement and the required returns on contributory assets. The fair value of each of the amortizable intangible assets was determined using the discounted cash flow method.
A net deferred tax liability was recognized for differences between the fair values and the tax bases of the assets and liabilities recognized in the Combination, except for goodwill, the amortization of which is not deductible for tax purposes. These temporary differences, tax loss carryforwards and tax credit carryforwards have been identified and quantified at the Combination date. We assessed whether a valuation allowance was needed at the Combination date for any deferred tax assets, considering limitations on the use of carryover tax benefits after a change in corporate ownership. We evaluated the deferred tax assets and assessed the need for a valuation allowance in a manner similar to, and using the same estimates, described in the critical accounting estimate “Tax valuation allowance” below, although the assumptions and values were as of the Combination date.

We estimated the fair value of Abitibi’s assets and liabilities using a widely accepted valuation methodology. This methodology is dependent upon management’s estimates and assumptions.
Effect if actual results differ from assumptions
A number of judgments were made in the determination of the allocation of Abitibi’s purchase price to the assets acquired and liabilities assumed. If a different conclusion had been reached for any one of our assumptions, it could have resulted in a different allocation from the one we made, which, among other things, could have resulted in a different conclusion on the amount of fixed assets, goodwill, amortizable intangible assets and deferred income taxes recorded, which could have impacted the amount of the goodwill impairment charges recorded in 2008 or the amount of depreciation and amortization and tax valuation allowances recorded in 2008 or future periods.
Tax valuation allowances
Description of accounts impacted by the accounting estimate
We have significant deferred tax assets in the U.S. and Canada related to certain discretionary costs such as research and development expenditures and capital cost recoveries, as well as tax credit carryforwards and ordinary loss carryforwards. We evaluate the deferred tax assets and assess the need for a valuation allowance based on changes in tax law, changes in facts or circumstances and all other relevant information. At December 31, 2008, we have recorded a full valuation allowance against the majority of the net deferred tax assets of our global operations in consideration of the requirements of SFAS No.109, “Accounting for Income Taxes.” We had in prior periods, recorded a full valuation allowance for the majority of our Canadian, South Korean and United Kingdom deferred tax assets, but it has now been concluded that a full valuation allowance is necessary for the majority of our U.S. operations, as well. See discussion of our valuation allowances in Note 20, “Income Taxes,” to our Consolidated Financial Statements.
Judgments and uncertainties involved in the accounting estimate
We are required to assess whether it is more likely than not that the deferred tax assets will be realized, based on the nature, frequency and severity of recent losses, forecasted income, or where necessary, the implementation of prudent and feasible tax planning strategies. The carrying value of our deferred tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits, or in the absence of sufficient future taxable income, that we would implement tax planning strategies to generate sufficient taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified.
Effect if actual results differ from assumptions
If actual results are not consistent with the assumptions and judgments used in determining and estimating the realization of our deferred tax assets, actual tax expense could vary positively or negatively from our estimates.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to risks associated with fluctuations in foreign currency exchange rates, interest rates, commodity prices and credit risk on the accounts receivable from our customers. The discussion below is prior to any impact of the Creditor Protection Proceedings.
Foreign Currency Exchange Risk
We have manufacturing operations in Canada, the United States, the United Kingdom and South Korea and sales offices located throughout the world. As a result, we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. Over half of our pulp and paper production capacity and the majority of our wood products production capacity are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. See the information set forth under Item 1A, “Risk Factors — Currency fluctuations may adversely affect our results of operations and financial condition, and changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs,” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Exchange Rate Fluctuation Effect on Earnings,” for further information on foreign exchange risks related to our operating costs.

To reduce our exposure to differences in Canadian dollar exchange rate fluctuations, we periodically enter into and designate Canadian dollar-forward contracts to hedge certain of our forecasted Canadian dollar cash outflows. We estimate the monthly forecasted Canadian dollar outflows on a rolling 24-month basis and, depending on the level of the Canadian dollar, hedge the first monthly Canadian dollar outflows of manufacturing costs up to 90% of such monthly forecasts in each of the first twelve months and up to 80% in the following twelve months of total forecasted Canadian dollar outflows. At December 31, 2008, we had no Canadian dollar forward contracts and offsetting forward contracts outstanding and at December 31, 2007, we had Canadian dollar forward contracts and offsetting forward contracts outstanding for a notional amount of $70 million. Based on exchange rates, hedging levels and operating conditions originally projected for 2009, prior to the impact of the Creditor Projection Proceedings, we project that a one-cent increase in the Canadian-U.S. dollar exchange rate would increase our operating loss for 2009 by approximately $27 million. We also periodically enter into British pound sterling forward contracts for an amount up to 75% of outstanding sales contracts with customers, depending on the level of the British pound sterling. At December 31, 2008 and 2007, we had no outstanding British pound sterling forward contracts.
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate and variable-rate long-term debt and our short-term variable-rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We have a mix of fixed-rate and variable-rate borrowings. At December 31, 2008 and 2007, we had $4.9 billion and $4.6 billion, respectively, of fixed-rate long-term debt; $0.7 billion and $0.6 billion, respectively, of short-term variable-rate debt; and $0.4 billion and $0.4 billion, respectively, of long-term variable-rate debt. The fixed-rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable-rate short and long-term debt approximates fair value as it bears interest at rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our outstanding short and long-term variable-rate debt, a 100 basis-point increase in interest rates would have increased our interest expense in 2008 by approximately $11 million before the impact of our interest rate swaps. In addition, at December 31, 2008 and 2007, Abitibi had $100 million and $850 million, respectively, of notional amount of interest rate swaps that exchange a fixed rate for a variable rate. These swaps do not qualify for hedge accounting. A 100 basis-point increase in short-term interest rates would have increased our cash disbursements for these swaps by approximately $1 million in 2008. The change in fair value of the instruments is recorded in “Interest expense” in our Consolidated Statements of Operations.
Commodity Price Risk
We purchase significant amounts of energy, chemicals, wood fiber and recovered paper to supply our manufacturing facilities. These raw materials are market-priced commodities and, as such, are subject to fluctuations in market prices. Increases in the prices of these commodities will tend to reduce our reported earnings and decreases will tend to increase our reported earnings. From time to time, we may enter into contracts aimed at securing a stable source of supply for commodities such as timber, wood fiber, energy, chemicals and recovered paper. These contracts typically require us to pay the market price at the time of purchase. Thus, under these contracts, we generally remain subject to market fluctuations in commodity prices.
Credit Risk
We are exposed to credit risk on the accounts receivable from our customers. In order to manage our credit risk, we have adopted policies, which include the analysis of the financial position of our customers and the regular review of their credit limits. We also subscribe to credit insurance and, in some cases, require bank letters of credit. As a result, we do not have significant exposure to any individual customer. Our customers are mainly in the newspaper publishing, specialty, advertising and paper converting, as well as lumber wholesaling and retailing businesses. See Item 1A, “Risk Factors — Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial position and results of operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
(In millions, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

Sales	$6,771	$3,876	$3,530
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	5,144	3,206	2,683
Depreciation, amortization and cost of timber harvested	726	396	323
Distribution costs	757	410	334
Selling and administrative expenses	332	258	174
Impairment of goodwill	810	-	200
Closure costs, impairment of assets other than goodwill and other related charges	481	123	53
Lumber duties refund	-	-	(92)
Arbitration award	-	28	-
Net gain on disposition of assets	(49)	(145)	(186)

Operating (loss) income	(1,430)	(400)	41
Interest expense	(706)	(249)	(196)
Other income, net	93	-	44

Loss before income taxes, minority interests, extraordinary item and cumulative effect of accounting change	(2,043)	(649)	(111)
Income tax benefit (provision)	92	158	(19)
Minority interests, net of tax	(27)	1	(5)

Loss before extraordinary item and cumulative effect of accounting change	(1,978)	(490)	(135)
Extraordinary loss on expropriation of assets, net of tax of $0 (Note 21)	(256)	-	-
Cumulative effect of accounting change, net of tax	-	-	(3)

Net loss	$(2,234)	$(490)	$(138)

Basic and diluted net loss per share:
Loss before extraordinary item and cumulative effect of accounting change	$(34.34)	$(14.11)	$(4.55)
Extraordinary loss on expropriation of assets, net of tax	(4.45)	-	-
Cumulative effect of accounting change, net of tax	-	-	(0.09)

Basic and diluted net loss per share	$(38.79)	$(14.11)	$(4.64)

Weighted-average number of shares outstanding:
Basic and diluted	57.6	34.7	29.8

Dividends declared per common share	$-	$1.15	$1.54

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED BALANCE SHEETS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
(In millions, except per share amount)

	As of December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$192	$195
Accounts receivable, net	816	754
Inventories, net	713	906
Assets held for sale	953	184
Other current assets	93	103

Total current assets	2,767	2,142

Timber and timberlands	47	58
Fixed assets, net	4,460	5,675
Goodwill	53	779
Amortizable intangible assets, net	285	1,192
Other assets	460	441

Total assets	$8,072	$10,287

Liabilities and shareholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued liabilities	$1,021	$1,206
Short-term bank debt	677	589
Current installments of long-term debt	278	364
Liabilities associated with assets held for sale	409	19

Total current liabilities	2,385	2,178

Long-term debt, net of current installments	5,015	4,695
Pension and other postretirement projected benefit obligations	823	936
Other long-term liabilities	147	199
Deferred income taxes	42	230
Minority interests in subsidiaries	136	150
Commitments and contingencies
Shareholders’ (deficit) equity:
Common stock, $1 par value. 53.2 and 52.4 shares outstanding at December 31, 2008 and 2007, respectively	53	52
Exchangeable shares, no par value. 4.4 and 5.1 shares outstanding at December 31, 2008 and 2007, respectively	242	276
Additional paid-in capital	2,451	2,313
Deficit	(2,838)	(598)
Accumulated other comprehensive loss	(384)	(144)

Total shareholders’ (deficit) equity	(476)	1,899

Total liabilities and shareholders’ (deficit) equity	$8,072	$10,287

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
(In millions, except per share amounts)

					Accumulated		Total
			Additional	Retained	Other		Shareholders’
	Common	Exchangeable	Paid-in	Earnings	Comprehensive	Treasury	(Deficit)
	Stock	Shares	Capital	(Deficit)	Loss	Stock	Equity

Balance at December 31, 2005	$35	$68	$1,654	$100	$(156)	$(486)	$1,215

Cumulative adjustment to retained earnings for the adoption of SAB 108	–	–	–	9	–	–	9
Dividends on common stock ($1.54 per share)	–	–	–	(47)	–	–	(47)
Share-based compensation costs for equity-classified awards	–	–	9	–	–	–	9
Comprehensive (loss) income:
Net loss	–	–	–	(138)	–	–	(138)
Minimum pension liability, net of tax of $15	–	–	–	–	60	–	60
Change in unrecognized gain on hedged transactions, net of tax of $12	–	–	–	–	(19)	–	(19)

Total comprehensive loss							(97)

Adjustment to initially apply SFAS 158, net of tax of $60	–	–	–	–	(256)	–	(256)

Balance at December 31, 2006	35	68	1,663	(76)	(371)	(486)	833

Cumulative adjustment to retained deficit for the adoption of FIN 48	–	–	–	2	–	–	2
Exchangeable shares retracted and common shares issued (0.6 shares)	1	(34)	33	–	–	–	–
Dividends on common stock ($1.15 per share)	–	–	–	(34)	–	–	(34)
Restricted stock units vested, net of shares forfeited for employee withholding taxes	–	–	2	–	–	–	2
Share-based compensation costs for equity-classified awards	–	–	12	–	–	–	12
Cancellation of 6.0 shares of treasury stock and issuance of 22.6 common shares and 5.0 exchangeable shares to effect the Combination	16	242	603	–	–	486	1,347
Comprehensive (loss) income:
Net loss	–	–	–	(490)	–	–	(490)
Change in unamortized prior service costs, net of tax of $15	–	–	–	–	23	–	23
Change in unamortized actuarial gains and losses, net of tax of $43	–	–	–	–	224	–	224
Foreign currency translation	–	–	–	–	(11)	–	(11)
Change in unrecognized gain on hedged transactions, net of tax of $4	–	–	–	–	(9)	–	(9)

Total comprehensive loss							(263)

Balance at December 31, 2007	52	276	2,313	(598)	(144)	–	1,899

Cumulative adjustment to retained deficit and accumulated other comprehensive loss for the adoption of SFAS 158, net of tax	–	–	–	(6)	(11)	–	(17)
Exchangeable shares retracted and common shares issued (0.7 shares)	1	(34)	33	–	–	–	–
Share-based compensation costs for equity-classified awards	–	–	6	–	–	–	6
Restricted stock units vested, net of shares forfeited for employee withholding taxes (0.2 shares)	–	–	–	–	–	–	–
Beneficial conversion feature of Convertible Notes	–	–	105	–	–	–	105
Equity issuance costs on Convertible Notes	–	–	(6)	–	–	–	(6)
Comprehensive (loss) income:
Net loss	–	–	–	(2,234)	–	–	(2,234)
Change in unamortized prior service costs, net of tax of $3	–	–	–	–	(9)	–	(9)
Change in unamortized actuarial gains and losses, net of tax of $3	–	–	–	–	(110)	–	(110)
Foreign currency translation	–	–	–	–	(120)	–	(120)
Change in unrecognized gain on hedged transactions, net of tax of $5	–	–	–	–	10	–	10

Total comprehensive loss							(2,463)

Balance at December 31, 2008	$53	$242	$2,451	$(2,838)	$(384)	$--	$(476)

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
(In millions)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(2,234)	$(490)	$(138)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Extraordinary loss on expropriation of assets, net of tax	256	–	–
Cumulative effect of accounting change, net of tax	–	–	3
Share-based compensation	4	13	5
Depreciation, amortization and cost of timber harvested	726	396	323
Impairment of goodwill	810	–	200
Closure costs, impairment of assets other than goodwill and other related charges	428	100	49
Write-downs of mill stores inventory	30	7	2
Deferred income taxes	(225)	(76)	25
Minority interests, net of tax	27	(1)	5
Net pension contributions	(241)	(116)	(41)
Net gain on disposition of assets	(49)	(145)	(186)
Gain on extinguishment of debt	(31)	–	(13)
Amortization of debt discount (premium), net	123	8	(4)
Gain on translation of foreign currency denominated debt	(39)	(29)	(1)
Changes in working capital:
Accounts receivable	(63)	99	(34)
Inventories	159	(8)	18
Income taxes receivable and payable	17	(3)	(21)
Accounts payable and accrued liabilities	(171)	63	(2)
Other, net	53	(65)	(8)

Net cash (used in) provided by operating activities	(420)	(247)	182

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(186)	(128)	(199)
Dispositions of assets, including timber and timberlands	220	197	332
Cash acquired in the Combination	–	116	–
Direct acquisition costs related to the Combination	–	(35)	–
Cash received in monetization of financial instruments	5	24	–
Increase in deposit requirements for letters of credit, net	(69)	–	–
Other investing activities, net	3	3	(3)

Net cash (used in) provided by investing activities	(27)	177	130

Cash flows from financing activities:
Cash dividends, including minority interests	(25)	(49)	(46)
Term loan financing	400	–	–
Term loan repayments	(53)	–	–
Short-term financing, net	(248)	230	(62)
Issuance of long-term debt	763	–	–
Repurchases and payments of long-term debt	(298)	(15)	(135)
Payments of financing and credit facility fees	(89)	–	–
Payment of equity issuance fees on Convertible Notes	(6)	–	–

Net cash provided by (used in) financing activities	444	166	(243)

Net (decrease) increase in cash and cash equivalents	(3)	96	69
Cash and cash equivalents:
Beginning of year	195	99	30

End of year	$192	$195	$99

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $0, $1 and $4 in 2008, 2007 and 2006, respectively	$559	$220	$210
Income taxes	$6	$–	$15

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Note 1. Organization and Basis of Presentation
Nature of operations
AbitibiBowater Inc. (“AbitibiBowater,” also referred to as “we,” “our” or the “Company”) was incorporated in Delaware on January 25, 2007. We are a leading producer of newsprint and coated and specialty papers. In addition, we produce and sell market pulp and wood products. We operate pulp and paper manufacturing facilities in Canada, the United States, the United Kingdom and South Korea, as well as sawmills, remanufacturing wood facilities and engineered wood facilities in Canada and the United States.
Financial statements
We have prepared the consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All amounts are expressed in U.S. dollars, unless otherwise indicated. Certain prior-year amounts in the consolidated financial statements and the related notes have been reclassified to conform to the 2008 presentation. The reclassifications had no effect on total shareholders’ (deficit) equity or net loss.
Abitibi and Bowater combination
On October 29, 2007, pursuant to a Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007 (“Combination Agreement”), Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”) combined in a merger of equals (the “Combination”) with each becoming a wholly-owned subsidiary of AbitibiBowater. The Combination has been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). Bowater was deemed to be the “acquirer” of Abitibi for accounting purposes, and AbitibiBowater has been deemed to be the successor to Bowater for purposes of U.S. securities laws and financial reporting. Therefore, unless otherwise indicated, our audited consolidated financial statements and notes reflect the results of operations and financial position of Bowater for the periods before October 29, 2007 and those of both Abitibi and Bowater for the periods beginning on or after October 29, 2007. As a result of the Combination, each issued and outstanding share of Bowater common stock and exchangeable share of Bowater Canada Inc. (a wholly-owned subsidiary of Bowater now named AbitibiBowater Canada Inc.) was converted into 0.52 of a share of AbitibiBowater common stock and 0.52 of an exchangeable share of AbitibiBowater Canada Inc., respectively. Each issued and outstanding share of Abitibi common stock was exchanged for either 0.06261 of a share of AbitibiBowater common stock or 0.06261 of an exchangeable share of AbitibiBowater Canada Inc. All Abitibi and Bowater stock options, stock appreciation rights and other stock-based awards outstanding, whether vested or unvested, were converted into AbitibiBowater stock options, stock appreciation rights or stock-based awards. The number of shares subject to such converted awards was adjusted by multiplying the number of shares outstanding by the Abitibi exchange ratio of 0.06261, in the case of an Abitibi award, and by the Bowater exchange ratio of 0.52, in the case of a Bowater award. Similarly, the exercise price of the converted stock options or base price of the stock appreciation rights was adjusted by dividing such price by the Abitibi exchange ratio or the Bowater exchange ratio as appropriate.
Refer to Note 3, “Business Combination,” for the allocation of the purchase price to the identifiable assets and liabilities of Abitibi.
Creditor Protection Proceedings
On April 16, 2009, AbitibiBowater and certain of its U.S. and Canadian subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases ”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”). In addition, on April 17, 2009, AbitibiBowater and certain of its Canadian subsidiaries sought creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (the “CCAA”) with the Superior Court of Quebec in Canada (the “Canadian Court”). On April 17, 2009, Abitibi and its wholly-owned subsidiary, Abitibi-Consolidated Company of Canada (“ACCC”), each filed a voluntary petition for provisional and final relief (the “Chapter 15 Cases”) in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. The Chapter 11 Cases, the Chapter 15 Cases and the CCAA Proceedings are collectively referred to as the “Creditor Protection Proceedings.” Our subsidiaries which own our Bridgewater, United Kingdom and Mokpo, South Korea operations were not included in the Creditor Protection Proceedings and will continue to operate outside of such proceedings. For additional information, see Note 4, “Creditor Protection Proceedings.”
Basis of presentation and going concern issues
Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the commencement of the Creditor Protection Proceedings, which are discussed further in Note 4, “Creditor Protection Proceedings,” and the factors contributing to our liquidity issues, which are discussed further in Note 16, “Liquidity, Debt and Interest Expense,” raise substantial doubt about our ability to continue as a going concern.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
The Creditor Protection Proceedings and our debtor in possession financing arrangements, discussed in Note 4, “Creditor Protection Proceedings,” provide us with a period of time to stabilize our operations and financial condition and develop a comprehensive restructuring plan. Management believes that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of these proceedings and as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to successfully develop and implement a comprehensive restructuring plan and improve profitability, obtain alternative financing to replace our debtor in possession financing arrangements and restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the U.S. Court and the Canadian Court. However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities.
Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in our consolidated financial statements. The assets and liabilities in our consolidated financial statements do not reflect any adjustments related to the Creditor Protection Proceedings, which arose subsequent to December 31, 2008. In addition, our consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings, such as (i) the realizable value of our assets on a liquidation basis or their availability to satisfy liabilities, (ii) the amounts of pre-petition liabilities that may be allowed for claims or contingencies or the status and priority thereof, (iii) the effect of any changes in shareholders’ (deficit) equity that may be made in our capitalization or (iv) the effect on our Consolidated Statements of Operations regarding any changes made to our business resulting from our comprehensive restructuring plan.
For periods subsequent to the Creditor Protection Proceedings, we will apply the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” in preparing the consolidated financial statements. SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Creditor Protection Proceedings will be recorded in reorganization items on the consolidated statements of operations. In addition, pre-petition obligations that may be impacted by the reorganization process will be classified on the consolidated balance sheets in liabilities subject to compromise. These liabilities will be reported at the amounts expected to be allowed by the U.S. Court and the Canadian Court, even if they may be settled for lesser amounts.
Transactions within the AbitibiBowater consolidated group of companies
Prior to April 1, 2008, Donohue Corp. (“Donohue”) was a wholly-owned subsidiary of ACCC, which is a wholly-owned subsidiary of Abitibi. Donohue owns 52.5% of the Augusta Newsprint Company and operates the U.S. recycling operations and the Alabama River newsprint mill and, prior to its sale on April 10, 2008, the Snowflake paper mill. On April 1, 2008, ACCC transferred all of the outstanding common and preferred stock of Donohue to AbitibiBowater US Holding LLC (“Holding”), a direct subsidiary of AbitibiBowater, for a combination of cash and notes issued or assumed by Holding. As a result, Donohue is no longer a subsidiary of Abitibi, but remains an indirect, wholly-owned subsidiary of AbitibiBowater.
On May 12, 2008, AbitibiBowater contributed to Bowater, as additional paid-in capital, a promissory note executed by AbitibiBowater in favor of Bowater. On May 15, 2008, Bowater transferred the ownership interest it held in its wholly-owned subsidiary, Bowater Newsprint South LLC (“Newsprint South”), to AbitibiBowater. Newsprint South, through its subsidiaries, owns and operates the Coosa Pines, Alabama and Grenada, Mississippi mills, as well as the Westover, Alabama sawmill. As a result, Newsprint South is no longer a subsidiary of Bowater, but is now a direct and wholly-owned subsidiary of AbitibiBowater.
These transfers of businesses between subsidiary companies that are under common control of AbitibiBowater, the ultimate parent, were accounted for at the AbitibiBowater level at historical costs, and accordingly, there was no impact on the financial position or results of operations of AbitibiBowater.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Consolidation
Our consolidated financial statements include the accounts of AbitibiBowater and its controlled subsidiaries. All significant transactions and balances between these companies have been eliminated. All consolidated subsidiaries are wholly-owned as of December 31, 2008 with the exception of the following:

	AbitibiBowater		Partner
Consolidated Subsidiary	Ownership	Partner	Ownership

Produits Forestiers Mauricie	93.2%	Cooperative Forestiere du Haut Saint-Maurice	6.8%
ACH Limited Partnership	75%	Caisse de depot et placement du Quebec	25%
Manicouagan Power Company Inc.	60%	Alcoa Inc.	40%
Augusta Newsprint Company	52.5%	The Woodbridge Company	47.5%
Calhoun Newsprint Company (“CNC”)	51%	Herald Company, Inc.	49%
Bowater Mersey Paper Company Ltd.	51%	The Washington Post Company	49%
Donohue Malbaie Inc.	51%	New York Times	49%

Equity method investments
We account for our investments in affiliated companies where we have significant influence, but not control, over their operations using the equity method of accounting.
Note 2. Summary of Significant Accounting Policies
Use of estimates
In preparing our consolidated financial statements in accordance with U.S. GAAP, management is required to make accounting estimates based on assumptions, judgments and projections of future results of operations and cash flows. These estimates and assumptions affect the reported amounts of revenues and expenses during the periods presented and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The most critical estimates relate to estimates of reporting unit fair values used in goodwill impairment testing, expected future cash flows used in long-lived assets impairment testing and in our assessment of the going concern assumption, fair value estimates in the allocation of the Abitibi purchase price, deferred tax asset valuation allowances and assumptions underlying pension and other postretirement projected benefit obligations accounting. Estimates are based on a number of factors, including historical experience, current events and other assumptions that management believes are reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions.
Cash and cash equivalents
Cash and cash equivalents generally consist of direct obligations of the United States and Canadian governments and their agencies, demand deposits and other short-term, investment-grade securities with a maturity of three months or less from the date of purchase.
Accounts receivable
Accounts receivable are recorded at cost, net of an allowance for doubtful accounts that is based on expected collectibility. Losses on the sale of accounts receivable (through our securitization program) are calculated by comparing the book value of the portion of accounts receivable sold to the total of the cash proceeds received from the sale. The allocation of the carrying value amount of the accounts receivable between the portion sold and the portion retained is based on their relative fair value. Losses on the sale of accounts receivable are recognized when incurred and included in “Other income, net” in the Consolidated Statements of Operations.
Monetization of notes receivable
We monetized notes receivable using qualified special purpose entities (“QSPEs”) set up in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). The QSPEs that were established for note monetization purposes have not been consolidated within our financial statements. Our retained interest consists principally of the net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued by the QSPE to third parties) and a cash reserve account established at inception. Fair value of our retained interests was estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates. Our retained interests are included in “Other assets” in the Consolidated Balance Sheets. Excess cash flows revert to us on a quarterly or semi-annual basis. The cash reserve accounts revert to us at the maturity date of the QSPE third-party debt.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Inventories
Inventories are stated at the lower of cost or market value. Cost includes labor, materials and production overhead and is determined by using the average cost and last-in, first-out (“LIFO”) methods. Production overhead included in the cost of our inventories is based on the normal capacity of our production facilities. Unallocated overhead, including production overhead associated with abnormal production levels, is recognized in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in the Consolidated Statements of Operations when incurred.
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
Fixed assets
Fixed assets are stated at cost less accumulated depreciation. The cost of the fixed asset is reduced by any investment tax credits or government capital grants received. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Repair and maintenance costs, including those associated with planned major maintenance, are expensed as incurred. We capitalize interest on borrowings during the construction period of major capital projects as part of the related asset and amortize the capitalized interest into earnings over the related asset’s remaining useful life. We have fixed assets under a capital lease for the building and equipment for the Bridgewater cogeneration facility. The fixed assets under the capital lease are being amortized using the straight-line method over the assets’ remaining useful lives.
Asset retirement obligations
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
Environmental costs
We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. These costs are included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. Expenditures that extend the life of the related property are capitalized. We determine our liability on a site-by-site basis and record a liability at the time it is probable and can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are discounted to their present value when the amount and timing of expected cash payments are reliably determinable. These liabilities are included in “Other long-term liabilities,” except for the current portion, which is included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets.
Amortizable intangible assets
Amortizable intangible assets are recorded at cost. Amortization of water rights is provided on a straight-line basis over the estimated life of the asset. Amortization of customer relationships is provided based on the ratio determined by the remaining useful life of the asset divided by the sum-of-the years’ digits of the years of the original estimated useful life of the asset. An impairment loss is recognized in the amount that the intangible asset’s carrying value exceeds its fair value if it is determined that the carrying amount is not recoverable.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Impairment of goodwill
We review the carrying value of our goodwill for impairment in the fourth quarter of each year or more frequently, if an event occurs that triggers such an interim review. We compare our reporting units’ fair values with their respective carrying values, including goodwill. If a reporting unit’s fair value exceeds its carrying value, no impairment loss is recognized. If a reporting unit’s carrying value exceeds its fair value, an impairment charge is recorded equal to the difference between the carrying value of the reporting unit’s goodwill and the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit is the implied fair value of goodwill.
Impairment of long-lived assets, other than goodwill
The unit of accounting for impairment testing for long-lived assets is its group, which includes fixed assets, amortizable intangible assets and liabilities directly related to those assets, such as capital lease and asset retirement obligations (herein defined as “asset group”). For asset groups to be held and used, that group represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other asset groups. For asset groups to be disposed of by sale or otherwise, that group represents assets to be disposed of together as a group in a single transaction and liabilities directly associated with those assets that will be transferred in the transaction.
Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying value of an asset group may no longer be recoverable. The recoverability of an asset group to be held and used is tested by comparing the carrying value of the asset group to the sum of the estimated undiscounted future cash flows expected to be generated by that asset group. In estimating the undiscounted future cash flows, we use projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the asset group. The principal assumptions include periods of operation, projections of product pricing, production levels and sales volumes, product costs, market supply and demand, foreign exchange rates, inflation and projected capital spending. Changes in any of these estimates could have a material effect on the estimated undiscounted future cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment loss would be calculated equal to the excess of the carrying value of the asset group over its fair value. In making our determination of the fair value of a long-lived asset group, we rely primarily on the discounted cash flow method.
When an asset group meets the criteria for classification as an asset held for sale, an impairment charge is recognized, if necessary, based on the excess of the asset group’s carrying value over the expected net proceeds from the sale (the estimated fair value minus the estimated cost to sell).
Asset groups to be disposed of other than by sale are classified as held and used until the asset group is disposed or use of the asset group has ceased.
Income taxes
Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income and tax planning strategies. We have not provided for U.S. income taxes on the undistributed earnings of certain of our foreign subsidiaries, as we have specific plans for the reinvestment of such earnings. We recognize interest and penalties accrued related to unrecognized tax benefits as components of income tax expense.
In January 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing the threshold a tax position is required to meet before being recognized in the financial statements. Tax benefits recognized in the Consolidated Statements of Operations are measured based on the largest benefit that cumulatively has a greater than fifty percent likelihood of being sustained. FIN 48 also provides guidance on de-recognition, classification,

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption on January 1, 2007, we recorded a $2 million credit to our opening deficit balance. The credit represents the cumulative effect of adoption on prior periods.
Pension and other postretirement projected benefit obligations
In accordance with FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), we recognize an asset or a liability for pension and other postretirement projected benefit obligations net of the fair value of plan assets. An asset is recognized for a plan’s over-funded status, and a liability is recognized for a plan’s under-funded status. Changes in the funding status that have not been recognized in our net periodic benefit costs are reflected as an adjustment to our “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. Net periodic benefit costs are recognized as employees render the services necessary to earn the pension and other postretirement benefits. Amounts we pay to match employees’ contributions in our defined contribution plans are expensed as incurred.
Financial instruments
We record all derivatives and embedded derivatives as either assets or liabilities in the Consolidated Balance Sheets at fair value. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are deferred and recorded as a component of “Accumulated other comprehensive loss” until the underlying transaction is recorded in earnings. At that time, gains or losses are reclassified from “Accumulated other comprehensive loss” to the Consolidated Statements of Operations on the same line as the underlying transaction has been recorded (“Sales,” “Cost of sales, excluding depreciation, amortization and cost of timber harvested” or “Interest expense”). Any ineffective portion of a hedging derivative’s change in fair value is recognized immediately in earnings. Changes in the fair value of a derivative that has not been designated or does not qualify for hedge accounting treatment and changes in the fair value of an embedded derivative are recognized in earnings immediately.
Share-based compensation
We amortize the fair value of our share-based awards over the requisite service period using the straight-line attribution approach. The requisite service period is reduced for those employees who are retirement eligible at the date of the grant or who will become retirement eligible during the vesting period. The fair value of our stock options is determined using a Black-Scholes option pricing formula. Prior to the Combination, the fair value of our restricted stock units (“RSUs”) and deferred stock units (“DSUs”) were determined by multiplying the market price of a share of Bowater common stock on the grant date by the number of units. The fair value of RSUs or DSUs granted after the Combination is determined based on the market price of a share of AbitibiBowater common stock on the day immediately preceding the grant date. Share-based awards that are settled in cash or with shares purchased on the open market are recognized as a liability, which is remeasured at fair value at each balance sheet date. The cumulative effect of the change in fair value is recognized in the period of the change as an adjustment to compensation cost. We estimate forfeitures of share-based awards based on historical experience and recognize compensation cost only for those awards expected to vest. Estimated forfeitures are adjusted to actual experience as needed. Compensation cost for performance-based awards is recognized when it is probable that the performance criteria will be met.
We have elected to adopt the alternative transition method provided in FASB Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of share-based compensation. The additional paid-in capital (“APIC”) pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2008, 2007 and 2006, we had a sufficient APIC pool to cover any tax deficiencies recorded; as a result, these deficiencies did not affect our results of operations.
We classify the cash flows resulting from the tax benefit that arises from the exercise of stock options and the vesting of RSUs and DSUs that exceed the compensation cost recognized (excess tax benefits) as financing cash flows.
The adoption of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), resulted in a cumulative effect of accounting change of $3 million, net of tax, (or $0.09 per share) that we recorded in the first quarter of 2006. This cumulative charge represents the fair value of the equity participation rights obligation at January 1, 2006, net of tax, which was estimated based on a Black-Scholes option pricing formula.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Revenue recognition
Most of our sales are generated from sales of pulp and paper products, which are primarily delivered to our customers directly from our mills by either truck or rail and typically have the terms free on board (“FOB”) shipping point. For these sales, revenue is typically recorded when the product leaves the mill. Sales are reported net of allowances and rebates, and the following criteria must be met before they are recognized: persuasive evidence of an arrangement exists, delivery has occurred and we have no remaining obligations, prices are fixed or determinable and collectibility is reasonably assured.
Loss per share
We calculate the basic loss per common share by dividing the net loss by the weighted-average number of outstanding common shares and exchangeable shares. To calculate the diluted loss per share, no adjustments to our basic weighted-average number of common shares outstanding were necessary to compute our diluted weighted-average number of common shares outstanding for all periods presented since the impact of instruments convertible into common shares (such as stock options and restricted stock units) would have been anti-dilutive. In addition, no adjustments to net loss and the diluted weighted-average number of common shares outstanding were necessary for the year ended December 31, 2008, after giving effect to the assumed conversion of our convertible notes.
Translation
The functional currency of the majority of our operations is the U.S. dollar. However, some of these operations maintain their books and records in their local currency in accordance with certain statutory requirements. Non-monetary assets and liabilities and related depreciation and amortization for such operations are remeasured into U.S. dollars using historical exchange rates. Remaining assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the balance sheet date. Gains and losses from foreign currency transactions and from remeasurement of the balance sheet are reported as “Other income, net” in the Consolidated Statements of Operations. Income and expense items are remeasured into U.S. dollars using an average exchange rate for the period.
The functional currency of all other operations is the local currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates. Income and expense items are translated at average daily or monthly exchange rates for the period. The resulting translation gains or losses are recognized as a component of equity in “Accumulated other comprehensive loss.”
Distribution costs
Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Such costs are included in “Distribution costs” in our Consolidated Statements of Operations.
Recently adopted accounting pronouncements
On January 1, 2008, we adopted Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over company-specific inputs. SFAS 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the observable inputs to the valuation of an asset or liability at the measurement date. The standard also requires that a company consider its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” that permits companies to partially defer the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We have decided to defer adoption of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The effect of our adoption of SFAS 157 on January 1, 2008 as it relates to our financial assets and liabilities did not have a significant impact on our results of operations or financial position. See also Note 18, “Financial Instruments.” We are currently unable to quantify the effect, if any, that the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities will have on our financial condition and results of operations.
In September 2006, the FASB issued SFAS 158. SFAS 158’s measurement date provisions became effective in our year ending December 31, 2008. See Note 19, “Pension and Other Postretirement Benefit Plans,” for a discussion of the impact of the adoption of this Statement on our results of operations and financial position.
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

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
SFAS 159 will continue to be carried at historical amortized cost, adjusted for other than temporary impairments in value. As a result, the adoption of SFAS 159, effective as of January 1, 2008, did not have an impact on our results of operations or financial position.
In May 2008, the FASB issued Statement No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 became effective November 15, 2008. The adoption of this accounting guidance did not have an impact on our results of operations or financial position.
New accounting pronouncements
In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires that all changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. It also requires that any gain or loss on the deconsolidation of the subsidiary to be measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment. This Statement requires expanded presentation and disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 becomes effective for us on January 1, 2009. The adoption of this statement will change the presentation of any non-controlling interests in our results of operations and financial position, but will not impact the calculation of earnings per share.
In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The Statement makes a number of changes to how the acquisition method is applied, such as measuring the assets acquired, the liabilities assumed, and any non-controlling interest at their fair values; recognizing assets acquired and liabilities assumed arising from contingencies; recognizing contingent consideration at the acquisition date, measured at its fair value; and recognizing a gain in the event of a bargain purchase (i.e. negative goodwill). In April 2009, the FASB approved FSP No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP No. FAS 141R-1”), which amends and clarifies SFAS 141R to address certain application issues. SFAS 141R and FSP No. FAS 141R-1 will be applied prospectively for business combinations for which the acquisition date is on or after January 1, 2009, and in the case of post-acquisition tax adjustments, for all business combinations, regardless of the acquisition date.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities, requiring us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. SFAS 161 becomes effective for us on January 1, 2009. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This new guidance also provides additional disclosure requirements related to recognized intangible assets. FSP FAS 142-3 becomes effective for us on January 1, 2009. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
In April 2008, the FASB issued FASB Staff Position No. SOP 90-70-1, “An Amendment of AICPA Statement of Position 90-7 (“FSP SOP 90-7-1”). FSP SOP 90-7-1 nullifies certain requirements regarding changes in accounting principles that will be applicable to the financial statements of an entity emerging from bankruptcy. Any changes in accounting principles required within the twelve months following the implementation of fresh start accounting by such an entity are no longer required to be adopted at the time fresh start accounting is implemented. Entities emerging from bankruptcy that implement fresh start accounting should only follow accounting standards in effect at the date fresh start accounting is implemented, including any standards eligible for early adoption. We will assess the impact of the application of this standard when and if fresh start accounting is required upon resolution of our Creditor Protection Proceedings.
In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 becomes effective for us on January 1, 2009. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
In June 2008, the EITF reached a consensus in Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”). This Issue addresses the accounting for nonrefundable maintenance deposits paid by the lessee to the lessor. EITF 08-3 becomes effective for us on January 1, 2009. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
In November 2008, the EITF reached a consensus in Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). This Issue clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 becomes effective for us on January 1, 2009. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP 132R-1”). This Staff Position provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and makes employers provide more transparency about the assets held by retirement plans and the concentrations of risk in those plans. FSP 132R-1 becomes effective for us on January 1, 2010. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
In January 2009, the FASB issued Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”). This Staff Position amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve consistency with the other-than-temporary impairment assessment and related disclosure requirements used in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP 99-20-1 becomes effective for us on January 1, 2009. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
In April 2009, the FASB approved FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”), which increases the frequency of fair value disclosures to a quarterly instead of an annual basis. FSP No. 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
In April 2009, the FASB approved FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. We are currently unable to quantify the effect, if any, that the adoption of FSP No. 157-4 will have on our results of operations or financial position.
Note 3. Business Combination
As discussed in Note 1, “Organization and Basis of Presentation — Abitibi and Bowater combination,” Bowater combined with Abitibi on October 29, 2007 to form AbitibiBowater. To effect the Combination, we issued 29,253,446 shares of common stock and 625,424 exchangeable shares to former Bowater shareholders and 22,594,801 shares of common stock and 4,964,860 exchangeable shares to former Abitibi shareholders.
Abitibi is a leading producer of newsprint, specialty papers, market pulp and wood products. The Combination was designed to create a stronger company, better able to meet changing customer needs, compete more effectively in an increasingly global market, adapt to lower demand for newsprint in North America and deliver increased value to shareholders. Accordingly, goodwill of $272 million was recorded in connection with the Combination and is attributable to assembled workforce, future customer relationships, market footprint and flexibility by a wider network of assets. See Note 5, “Goodwill and Amortizable Intangible Assets, Net — Goodwill,” for the allocation of such goodwill to our reporting units and for additional information regarding intangible assets acquired.
Since AbitibiBowater is the successor to Bowater, Bowater’s historical share prices were used to calculate the purchase price per share, which was determined using an average of Bowater’s closing share price beginning two days before and ending two days after January 29, 2007, the date on which the Combination Agreement was signed and announced. The Bowater exchange ratio of 0.52 was applied to this average share price, resulting in a purchase price per share of $48.79. The purchase price was determined as follows (in millions, except for the exchange ratio and purchase price per share):

Number of Abitibi issued and outstanding shares at January 29, 2007	440.0
Exchange ratio	0.06261

AbitibiBowater exchanged shares	27.6
Purchase price per share	$48.79

Fair value of Abitibi’s outstanding shares at January 29, 2007	$1,344
Fair value of Abitibi’s stock options	3
Direct acquisition costs	37

Total purchase price	$1,384

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
In order to apply purchase accounting, the total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values on the Combination date. The total purchase price was initially allocated during the closing of the fourth quarter of 2007 based upon the estimated fair value of the net assets acquired at the date of the Combination. During the closing of the fourth quarter of 2008, we completed the final purchase price allocation based on valuations of the net assets acquired. The table below presents the initial and final allocations of the purchase price.

	Initial	Final
(In millions)	Allocation	Allocation

Cash and cash equivalents	$116	$116
Accounts receivable	411	411
Inventories	554	554
Assets held for sale	200	200
Other current assets	69	69

Current assets acquired in the Combination	1,350	1,350
Fixed assets	3,214	3,306
Goodwill	188	272
Amortizable intangible assets	1,242	1,303
Other assets	617	573

Total assets acquired in the Combination	$6,611	$6,804

Accounts payable and accrued liabilities	$695	$713
Short-term bank debt	371	371
Current installments of long-term debt	342	349
Liabilities associated with assets held for sale	17	17

Current liabilities assumed in the Combination	1,425	1,450
Long-term debt, net of current installments	2,454	2,510
Pension and other postretirement projected benefit obligations	646	646
Other long-term liabilities	230	279
Deferred income taxes	472	535

Total liabilities assumed in the Combination	$5,227	$5,420

Total purchase price allocated to assets and liabilities acquired in the Combination	$1,384	$1,384

The significant adjustments between the initial and final purchase price allocation were primarily due to the following:
•	Fixed assets increased by $92 million due to the finalization of the fair values of the assets, as well as the recording of a capital lease for the Bridgewater cogeneration facility.

•	Amortizable intangible assets increased by $61 million, primarily as a result of the recognition of an intangible asset of approximately $73 million for customer relationships.

•	Total long-term debt increased by $63 million due to a capital lease obligation recorded in connection with a capital lease for the Bridgewater cogeneration facility.

•	Other long-term liabilities increased by $49 million due to an embedded derivative recorded in connection with a long-term contract at the Bridgewater cogeneration facility (see Note 18, “Financial Instruments — Cogeneration contract embedded derivative,” for additional information).

•	Goodwill increased by $84 million due to the finalization of the excess purchase price over the fair value of the assets.
In connection with the review and approval of the transaction by the U.S. Department of Justice, we agreed, among other things, to divest one newsprint mill, Abitibi’s mill in Snowflake, Arizona. As a result, as of December 31, 2007, the assets and liabilities of our Snowflake mill were recorded at fair value, less costs to sell in “Assets held for sale” and “Liabilities associated with assets held for sale,” respectively.
The fair value of the fixed assets associated with the Abitibi mills identified in November 2007 for permanent closure or indefinite idling as a result of the completion of the initial phase of our comprehensive strategic review which began immediately following the Combination, as well as the costs associated with these closures, were recorded as part of the allocation of the purchase price and did not impact our Consolidated Statements of Operations.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
The following unaudited pro forma information for the years ended December 31, 2007 and 2006 presents a summary of our consolidated results of operations as if the Combination had occurred at the beginning of each of the years presented. The pro forma financial information gives effect to actual operating results prior to the Combination and has been prepared for comparative purposes only. These pro forma results do not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

(Unaudited, in millions except per share data)	2007	2006

Sales	$7,000	$7,774
Operating (loss) income	(508)	348
Loss before cumulative effect of accounting change	(448)	(105)
Net loss	(448)	(108)
Basic and diluted loss before cumulative effect of accounting change per share	(7.78)	(1.82)
Basic and diluted net loss per share	(7.78)	(1.88)

The 2007 unaudited pro forma operating loss and net loss include approximately $222 million of net gain on disposition of assets, $123 million of closure costs, impairment of assets other than goodwill and other related charges, $386 million of foreign currency transaction gains and $28 million of costs associated with an arbitration award, excluding any tax impact. The 2006 unaudited pro forma operating income and net loss include approximately $266 million of lumber duties refunds, $203 million of net gain on disposition of assets, $261 million of closure costs, impairment of assets other than goodwill and other related charges and $18 million of foreign currency transaction gains, excluding any tax impact.
Note 4. Creditor Protection Proceedings
Overview
As discussed in Note 1, “Organization and Basis of Presentation – Creditor Protection Proceedings,” AbitibiBowater and certain of its subsidiaries commenced Creditor Protection Proceedings on April 16 and 17, 2009. We initiated the Creditor Protection Proceedings in order to enable us to pursue reorganization efforts under the protection of Chapter 11 and the CCAA. The Creditor Protection Proceedings will allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan. We remain in possession of our assets and properties and will continue to operate our business and manage our properties as “debtors in possession” under the jurisdiction of the U.S. Court and the Canadian Court and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, we and our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the relevant court(s).
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the commencement of the Creditor Protection Proceedings.
Debtor in possession financing arrangements
DIP Credit Agreement
In the Creditor Protection Proceedings, we have sought and obtained interim approval by the U.S. Court and the Canadian Court to enter into a debtor in possession financial facility for the benefit of AbitibiBowater and certain of our Bowater subsidiaries. On April 21, 2009, we entered into a Senior Secured Superpriority Debtor In Possession Credit Agreement (the “DIP Credit Agreement”) among AbitibiBowater, Bowater and Bowater Canadian Forest Products Inc. (“BCFPI”), as borrowers, Fairfax Financial Holdings Limited (“Fairfax”), as administrative agent, collateral agent and an initial lender, and Avenue Investments, L.P., as an initial lender.
The DIP Credit Agreement provides for borrowings in an aggregate principal amount of up to $206 million (the “Initial Advance”), consisting of a $166 million term loan facility to AbitibiBowater and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. The DIP Credit Agreement also provides for an incremental facility consisting of additional borrowings, upon our election and the satisfaction of certain conditions, in an aggregate principal amount of up to $360 million (less the Initial Advance). Borrowings under the DIP Credit Agreement will bear interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or LIBOR, in each case plus a specified margin. The interest margin for base rate loans is 6.5%, with a base rate floor of 2.5%. The interest margin for LIBOR loans is 7.5%, with a LIBOR floor of 3.5%. The outstanding principal amount of loans under the DIP Credit Agreement, plus accrued and unpaid interest, will be due and payable on April 21, 2010 (the “Maturity Date”), but is subject to an earlier maturity date under certain circumstances. The Maturity Date may be extended for additional six-month periods upon the satisfaction of certain conditions. The obligations of the U.S. Borrowers under the DIP Credit Agreement are guaranteed by AbitibiBowater, Bowater, Bowater Newsprint South LLC (“Newsprint South”) and each of the U.S. subsidiaries of Bowater and Newsprint South that are debtors in the Chapter 11 Cases (collectively, the “U.S. Guarantors”) and secured by all or substantially all assets of each of the U.S. Guarantors. The obligations of BCFPI under the DIP Credit Agreement are guaranteed by the U.S. Guarantors and each of Bowater’s subsidiaries that are debtors in the CCAA Proceedings, other than BCFPI, (collectively, the “Canadian Guarantors”) and secured by all or substantially all assets of BCFPI and the Canadian Guarantors.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
The DIP Credit Agreement contains usual and customary covenants for debtor in possession financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the incurrence and repayment of indebtedness; (iii) restrictions on the incurrence of liens; (iv) restrictions on making certain payments; (v) restrictions on investments and capital expenditures; (vi) restrictions on asset dispositions; and (vii) restrictions on modifications to material indebtedness. Additionally, the DIP Credit Agreement contains certain financial covenants, including, among other things (i) a minimum consolidated EBITDA; (ii) a minimum fixed charge coverage ratio; and (iii) a maximum amount of capital expenditures.
In accordance with its stated purpose, proceeds of the DIP Credit Agreement will be used by us, among other things, for working capital, general corporate purposes, to pay adequate protection to holders of secured debt under Bowater’s and BCFPI’s pre-petition bank credit facilities, to pay the costs associated with administration of the Creditor Protection Proceedings and to pay transaction costs, fees and expenses in connection with the DIP Credit Agreement.
The DIP Credit Agreement has been approved by the U.S. Court and the Canadian Court on an interim basis and is subject to the final approval by such courts.
Abitibi DIP Agreement
In the Creditor Protection Proceedings, we have filed with the Canadian Court an agreement to enter into a debtor in possession financial facility for the benefit of Abitibi and Donohue (the “Abitibi DIP Agreement”). The Abitibi DIP Agreement filed with the Canadian Court provides for borrowings in an aggregate principal amount of up to $87.5 million for Abitibi and Donohue (the “DIP Facility”), provided that Donohue would not borrow more than $10 million and that a minimum availability of $12.5 million would be maintained at all times. In accordance with its stated purpose, the proceeds of the loans under the Abitibi DIP Agreement would be used by us for working capital and other general corporate purposes, including costs of the Creditor Protection Proceedings.
Accounts receivable securitization program
In connection with the Creditor Protection Proceedings, on April 16, 2009, Abitibi and certain subsidiaries of Donohue entered into an amendment to their existing accounts receivable securitization program, which, among other things, maintained the maximum commitment of $210 million and provided for the continuation of the program for 45 days, subject to certain termination provisions. For additional information, reference is made to Note 16, “Liquidity, Debt and Interest Expense.”

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Reorganization process
The U.S. Court and the Canadian Court have issued a variety of orders on either a final or interim basis intended to support our business continuity throughout the restructuring process. These orders include, among other things, authorization to: (i) make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course; (ii) ensure the continuation of existing cash management systems; (iii) honor certain ongoing customer obligations; (iv) enter into the DIP Credit Agreement discussed above; and (v) enter into the amendment to the accounts receivable securitization program discussed above. We have retained legal and financial professionals to advise us on the Creditor Protection Proceedings. From time to time, we may seek court approval for the retention of additional professionals.
Shortly after the commencement of the Creditor Protection Proceedings, we began notifying all known current or potential creditors regarding these filings. Subject to certain exceptions under Chapter 11 and the CCAA, our filings (and in Canada, the Initial Order, as defined below) automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us or our property to recover, collect or secure a claim arising prior to the filing of the Creditor Protection Proceedings. Thus, for example, most creditor actions to obtain possession of property from us, or to create, perfect or enforce any lien against our property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the courts lift such stay.
As required under Chapter 11, on April 28, 2009, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors (the “Creditors’ Committee”) in the Chapter 11 Cases. The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the U.S. Court with respect to us. Under the terms of a Canadian Court order, Ernst & Young Inc. will serve as the court-appointed monitor under the CCAA Proceedings (the “Monitor”) and will assist us in formulating our restructuring plan.
Under Section 365 and other relevant sections of Chapter 11, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Any description of an executory contract or unexpired lease in these notes to our Consolidated Financial Statements, including, where applicable, our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of Chapter 11.
Pursuant to the initial order issued by the Canadian Court on April 17, 2009 (the “Initial Order”), we have the right to, among other things, repudiate agreements, contracts or arrangements of any nature whatsoever, whether oral or written, subject to the approval of the Monitor or further order of the Canadian Court. Any description of an agreement, contract or arrangement in these notes to our Consolidated Financial Statements must be read in conjunction with, and is qualified, by overriding rights, including the above-mentioned repudiation rights, we have under the CCAA.
In order to successfully exit Chapter 11 and the CCAA, we will need to propose and obtain approval by affected creditors and confirmation by the U.S. Court and the Canadian Court of a plan of reorganization that satisfies the requirements of Chapter 11 and the CCAA. A plan of reorganization would resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to our exit from Chapter 11 and the CCAA.
In the United States, Chapter 11 provides that we have the exclusive right for 120 days after the filing of the Creditor Protection Proceedings to file a plan of reorganization with the U.S. Court. We will likely file one or more motions to request extensions of this exclusivity period, which are routinely granted up to 18 months in cases of this size and complexity. If our exclusivity period were to lapse, any party in interest would be able to file a plan of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of Chapter 11 and must be approved or confirmed by the U.S. Court in order to become effective.
In Canada, the Initial Order provides for a general stay of proceedings for an initial period of 30 days. We will likely file one or more motions to request extensions of this stay of proceedings, which are routinely granted for up to 18 months in cases of this size and complexity. The Initial Order provides that a plan of reorganization under the CCAA shall be filed with the Canadian Court before the termination of the stay of proceedings or such other time or times as may be allowed by the Canadian Court. Third parties could seek permission to file a plan of reorganization; however, management believes that this is a rare occurrence in Canada. In addition to being voted on by the required majority of holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the CCAA and must be approved or confirmed by the Canadian Court in order to become effective.
The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Creditor Protection Proceedings. There can be no assurance at this time that a plan of reorganization will be supported and approved by affected creditors and confirmed by the U.S. Court and the Canadian Court or that any such plan will be implemented successfully.
Under the priority scheme established by Chapter 11 and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given at this time as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. A plan of reorganization could also result in holders of our common stock being materially diluted.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Listing and trading of our common stock and exchangeable shares
On April 16, 2009, we received notice from the New York Stock Exchange (“NYSE”) that it had determined to immediately suspend the trading of our common stock on the NYSE. The NYSE stated that its decision was based on the commencement of the Chapter 11 Cases. Accordingly, the last day that our common stock traded on the NYSE was April 15, 2009. We do not intend to take any further action to appeal the NYSE’s decision, and therefore it is expected that our common stock will be delisted after the completion of the NYSE’s application to the SEC. Our common stock is currently traded in the over-the-counter market and is quoted on the Pink Sheets Quotation Service (“Pink Sheets”) under the symbol “ABWTQ.”
In addition, on April 16, 2009, we received notice from the Toronto Stock Exchange (“TSX”) that trading of our common stock and the exchangeable shares of AbitibiBowater Canada Inc. had been suspended and would be delisted effective at the close of market on May 15, 2009.
Note 5. Goodwill and Amortizable Intangible Assets, Net
Goodwill
The goodwill by reportable segment for the years ended December 31, 2008 and 2007 was as follows:

		Coated	Specialty
(In millions)	Newsprint	Papers	Papers	Unallocated	Total

Balance as of January 1, 2007	$535	$-	$56	$-	$591
Initial goodwill related to the Combination	-	-	-	188	188

Balance as of December 31, 2007	535	-	56	188	779

Adjustment to goodwill arising from final purchase price allocation	-	-	-	84	84
Allocation of goodwill arising from purchase price adjustment	75	53	144	(272)	-
Impairment	(610)	-	(200)	-	(810)

Balance as of December 31, 2008	$-	$53	$-	$-	$53

We recorded additional goodwill of $84 million in 2008 related to the finalization of the purchase price allocation of the Combination (see Note 3, “Business Combination”). As a result, total goodwill related to the Combination was $272 million. We allocated this goodwill to our reporting units that were expected to benefit from the synergies of the Combination based on the implied fair value of the goodwill derived from the reporting unit’s business enterprise value and allocated assets and liabilities or, in the case of the coated papers reporting unit which did not receive an allocation of Abitibi’s assets and liabilities, based on the increase in the reporting unit’s fair value arising as a direct result of the Combination. As a result, goodwill of $75 million was allocated to the newsprint reporting unit, $144 million was allocated to the specialty papers reporting unit and $53 million was allocated to the coated papers reporting unit.
In connection with our 2008 annual and fourth quarter impairment evaluations, we recorded an $810 million non-cash impairment charge for goodwill, as discussed in more detail below. No impairment charge was recorded in 2007. We recorded a $200 million impairment charge for goodwill in 2006 related to our Thunder Bay site, as discussed in more detail below. These impairment charges were recorded in “Impairment of goodwill” in our Consolidated Statements of Operations.
The goodwill resulting from the Combination, as well as the goodwill impairment, were not deductible for income tax purposes and represent a permanent book-tax difference. As a result, no tax benefit has been recognized for the goodwill and goodwill impairment charge.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Impairment of goodwill
Under the first step of our SFAS 142 goodwill impairment test, the fair value of our reporting units is determined based on a combination of the income approach, which estimates fair value based on future discounted cash flows, and the market approach (guideline companies method), which estimates fair value based on comparable market prices. For the market approach, the guideline companies method was favored over the guideline transactions method due to the limited number of recent comparable public transactions. We chose to assign a weight of 75% to the market approach because of the uncertainty in the current economic environment of projecting future cash flows required under the income approach. In determining fair value under the income approach, several key assumptions are used, including periods of operation, projections of product pricing, production levels and sales volumes, product costs, market supply and demand, foreign exchange rates, inflation, weighted average cost of capital and capital spending. In determining fair value under the market approach (guideline companies method), several decisions are required, including the selection of guideline companies, the selection and quantification of appropriate multiples and the relative weighting of selected multiples. The sum of the fair values of all reporting units is reconciled to our market capitalization.
In 2008, we derived our income approach assumptions from several sources, including our internal budgets, which contain existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing. Our valuation model used a cash flow period of five years, with a terminal value period based on a multiple of earnings before interest, taxes and depreciation and amortization. The assumptions in the first year of our valuation model are based on our 2009 internal budget. Product pricing, sales volumes and foreign exchange rates are forecasted to fluctuate from the 2009 internal budget based on projections for those items for 2010 through 2013 from industry research firms and from other published reports and forecasts. We also assume that our production levels will match our sales volumes and that our product costs will increase based on an inflation rate of 3% in those projected years. We used a discount rate ranging from 11.7% (an increase of 410 basis points from our last impairment test) to 12.9% (an increase of 530 basis points from our last impairment test). The discount rate increased from the rate used in our last annual goodwill impairment test, primarily due to the increase in the inherent risks in the newsprint, specialty papers and coated papers markets, as well as the overall increase in the cost of equity and debt in the financial markets resulting from the recent turmoil in the financial markets.
In 2008, our market approach for the newsprint and specialty papers reporting units was based on a combination of annualized third quarter 2008 revenue and earnings before interest, taxes, depreciation and amortization multiples, and a trailing revenue multiple. Greater weight was given to the third quarter 2008 multiples because we believe that this was the best indicator of the current product pricing and production costs and therefore, provided the best indication of the annual profitability of each reporting unit given market conditions at that time. Our market approach for the coated papers reporting unit was based on a combination of an annualized third quarter 2008 earnings before interest, taxes, depreciation and amortization multiple, a trailing earnings before interest, taxes, depreciation and amortization multiple and a forecasted 2009 earnings before interest, taxes, depreciation and amortization multiple.
We believe that the assumptions and decisions used in estimating reporting unit fair value in our impairment tests are reasonable, but they are judgmental, and variations in any of the assumptions or decisions could result in materially different results.
The first step of the goodwill impairment test determined that the carrying amounts of all reporting units, except coated papers, were in excess of their fair value. The decline in the fair values of the newsprint and specialty papers reporting units below their carrying amounts was the result of industry and global economic conditions that sharply deteriorated in late 2008, continued decline in the demand for newsprint and specialty papers in North America leading to our idling and closure of additional production capacity in the fourth quarter of 2008 and the general decline in asset values as a result of increased market cost of capital following the global credit crisis that accelerated in late 2008.
Under the second step of the goodwill impairment test, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. We recorded a non-cash goodwill impairment charge of $610 million for our newsprint reporting unit and $200 million for our specialty papers reporting unit in the fourth quarter of 2008, representing the full amount of goodwill associated with each of those reporting units. These non-cash goodwill impairment charges are estimates based on our step one analysis and are subject to finalization of the second step of the impairment analysis, which, due to the timing and complexity of the calculations required, has not yet been completed. Any adjustments arising from the completion of the step two analysis will be recorded at that time as a change in estimate.
In 2006, as a result of economic conditions and the operating environment at Bowater’s Thunder Bay site, including the asset impairment charge it recorded related to paper machine No. 3 as discussed in Note 6, “Closure Costs, Impairment of Assets Other than Goodwill — Impairment of long-lived assets, other than goodwill,” Bowater performed an interim goodwill impairment test. Bowater determined the fair value of its Thunder Bay mill based on discounted cash flows using assumptions and methodology similar to those used in our annual goodwill impairment test. As a result of this interim goodwill impairment test, in 2006, Bowater recorded a $200 million non-cash impairment charge for goodwill.
We do not allocate impairment of goodwill to our reportable segments; therefore, these charges are included in “Corporate and Other” in Note 25, “Segment Information.”

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Amortizable intangible assets, net
Amortizable intangible assets, net as of December 31, 2008 and 2007 were comprised of the following:

		2008			2007
	Estimated	Gross			Gross
	life	Carrying	Accumulated		Carrying	Accumulated
(In millions)	(years)	Value	Amortization	Net	Value	Amortization	Net

Water rights	21 - 40	$220	$6	$214	$1,177	$5	$1,172
Customer relationships	20	73	2	71	-	-	-
Power purchase agreement	3	-	-	-	21	1	20

		$293	$8	$285	$1,198	$6	$1,192

As a result of the Combination, we identified and recorded intangible assets associated with water rights of $1,209 million, customer relationships of $73 million and a power purchase agreement of $21 million (see Note 3, “Business Combination”). In making our determination of fair value, we relied primarily on the discounted cash flow method.
In order to operate our hydroelectric generating facilities, Abitibi draws water from various rivers in Canada. The use of such government-owned waters is governed by water power leases/agreements with the Canadian provinces, which set out the terms, conditions and fees (as applicable). Terms of these agreements typically vary from 10 to 50 years and are generally renewable, under certain conditions, for additional terms. In certain circumstances, water rights are granted without expiration dates. In some cases, the agreements are contingent on the continued operation of the related paper mill and a minimum level of capital spending in the region. We believe that we will be able to continue meeting the conditions for future renewals. We have assigned an expected useful life of 21 - 40 years, which corresponds to the related hydroelectric power plants’ expected useful lives. The impact of the Creditor Protection Proceedings on our ability to continue to meet conditions for future renewals is not presently determinable.
Abitibi has relationships with customers that purchase specialty papers products from us.
Abitibi has a contractual right to purchase power at one of its paper mills at favorable prices until December 2010. This contractual right is expected to be canceled upon the sale of our equity interest in Manicouagan Power Company Inc.; therefore, the asset of $12 million was transferred from “Amortizable intangible assets, net” to “Assets held for sale” on our Consolidated Balance Sheets as of December 31, 2008. The water rights of Manicouagan Power Company Inc. and ACH Limited Partnership are also expected to be sold with our equity interests in those entities; therefore, those assets of $661 million were transferred from “Amortizable intangible assets, net” to “Assets held for sale” on our Consolidated Balance Sheets as of December 31, 2008. Our ability to consummate these asset sales will require court approval under the Creditor Protection Proceedings. No assurances can be provided that the applicable court will approve any such sales under their current terms, or at all, or the timing of any such approvals.
Amortization expense related to these amortizable intangible assets for the years ended December 31, 2008 and 2007 was $31 million and $6 million, respectively. Amortization expense for these amortizable intangible assets is estimated to be approximately $12 million per year for each of the next five years.
As discussed in more detail in Note 21, “Commitments and Contingencies — Extraordinary loss on expropriation of assets,” on December 16, 2008, the Government of Newfoundland and Labrador, Canada passed legislation to expropriate all of our timber rights, water rights, leases and hydroelectric assets in the Province of Newfoundland and Labrador, whether partially or wholly owned through our subsidiaries and affiliated entities, following our announcement on December 4, 2008 of the permanent closure of our Grand Falls paper mill. As a result of the expropriation, in the fourth quarter of 2008, we recorded as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million, with no related income tax benefit. Included in the write-off was $124 million related to our water rights, located in the Province of Newfoundland and Labrador, which was recorded in our Corporate and other segment, prior to the write-off. The write-off represented our carrying value of these water rights at the time of the expropriation, since the Government of Newfoundland and Labrador announced that it does not plan to compensate us for the loss of the water rights.
Note 6. Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges
Immediately upon the Combination, we began a comprehensive strategic review of our operations to reduce costs and improve our profitability. On November 29, 2007, we announced the results of the initial phase of our comprehensive review, which included, among other things, a decision to reduce our newsprint and specialty papers production capacity by approximately one million metric tons per year. The reductions included the permanent closure of Bowater’s Dalhousie, New Brunswick facility and Abitibi’s Belgo, Quebec facility, Fort William, Ontario facility and Lufkin, Texas facility, as well as the indefinite idling of Bowater’s Donnacona, Quebec facility and Abitibi’s Mackenzie, British Columbia facility, including two sawmills that directly support the Mackenzie paper mill operations. Additionally, we decided to permanently close paper machine No. 3 at Bowater’s Gatineau, Quebec facility. These actions were completed in the first quarter of 2008. Long-lived asset impairment charges, including the costs associated with asset retirement obligations, and severance and termination costs associated with these Bowater closures were recorded in “Closure costs, impairment of assets other than goodwill and

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
other related charges” in our Consolidated Statements of Operations in the fourth quarter of 2007. The costs associated with these Abitibi mills were included in liabilities assumed in the Combination and did not impact our Consolidated Statements of Operations.
In November 2008, we announced the permanent closure of our previously idled Donnacona and Mackenzie paper mills, based on current conditions. Long-lived asset impairment charges, including the costs associated with asset retirement obligations, associated with these closures were recorded in “Closure costs, impairment of assets other than goodwill and other related charges” in our Consolidated Statements of Operations in the third quarter of 2008.
In December 2008, we announced the permanent closure by the end of the first quarter of 2009 of our Grand Falls, Newfoundland and Labrador newsprint mill, the permanent closure by the end of 2008 of our Covington, Tennessee paper converting facility and the indefinite idling, until further notice, of our Alabama River, Alabama newsprint mill as well as two paper machines in Calhoun, Tennessee. Long-lived asset impairment charges, including the costs associated with asset retirement obligations, and severance and termination costs associated with the permanent closures of the Grand Falls and Covington facilities were recorded in “Closure costs, impairment of assets other than goodwill and other related charges” in our Consolidated Statements of Operations in the fourth quarter of 2008.
Closure costs, impairment of assets other than goodwill and other related charges for the years ended December 31, 2008, 2007 and 2006 were comprised of the following:

(In millions)	2008	2007	2006

Impairment of long-lived assets, other than goodwill	$247	$100	$49
Impairment of assets held for sale	181	-	-
Contractual obligations and other commitments	10	-	4
Severance and other costs	43	23	-

	$481	$123	$53

In addition, we recorded pension curtailment charges and inventory write-downs associated with certain of these closures. See Note 19, “Pension and Other Postretirement Benefit Plans,” and Note 11, “Inventories, Net,” for additional information.
Impairment of long-lived assets, other than goodwill

In 2008, permanent closures that we announced included our Baie-Comeau recycling operations, our Donnacona, Quebec facility, our Mackenzie, British Columbia paper mill, our Grand Falls, Newfoundland and Labrador facility and our Covington, Tennessee facility. Upon review of the recoverability of the long-lived assets at these facilities, including the capitalized asset retirement obligations recognized as a result of the closures, we recorded non-cash asset impairment charges of $247 million. The fair value of the assets of approximately $15 million was determined based on the estimated sale or salvage values plus any projected cash generated from operating the facilities through the date of closing. These impairment charges were offset by a $2 million reduction in an asset retirement obligation at our Port Alfred, Quebec facility, which was previously closed. We expect to recover the carrying values of our long-lived assets at our indefinitely-idled Alabama River, Alabama facility of $93 million and our two indefinitely idled paper machines at our Calhoun, Tennessee facility of $23 million; thus, no impairment exists.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
In 2007, permanent closures that we announced included our Dalhousie, New Brunswick facility and paper machine No. 3 at our Gatineau, Quebec facility. Upon review of the recoverability of the long-lived assets at these facilities, including the capitalized asset retirement obligations recognized as a result of the closures, we recorded non-cash asset impairment charges of $100 million. The fair value of the assets of approximately $16 million was determined based on the estimated sale or salvage value plus any projected cash generated from operating the facility through the date of closing.
In 2006, Bowater permanently closed paper machine No. 3 at its Thunder Bay facility, which had been idled since 2003. Accordingly, Bowater recorded a non-cash asset impairment charge of $19 million to write down the carrying value of this paper machine to its estimated fair value, which was determined using discounted cash flows. Also in 2006, Bowater recorded long-lived asset impairment charges of $30 million associated with the closure of its Benton Harbor operations, its Ignace sawmill and its Girardville sawmill. The fair value of the Benton Harbor assets was approximately $3 million and was determined using discounted cash flows. The fair value of the Ignace and Girardville sawmill assets was nominal and was determined using discounted cash flows.
Impairment of assets held for sale

On March 13, 2009, we announced that we signed a non-binding agreement in principle for the sale of our interests in Manicouagan Power Company Inc. for a total purchase price of approximately Cdn$615 million ($504 million), payable 90% upon the closing of the transaction and 10% on the second anniversary of the closing, subject to adjustment for contingencies. The non-binding agreement is subject to certain terms and conditions including, but not limited to, satisfactory due diligence, obtaining required consents and approvals and execution of definitive agreements (including a long-term power supply agreement for our Baie-Comeau, Quebec paper mill). In the fourth quarter of 2008, we recorded a long-lived asset impairment charge of $181 million related to these assets held for sale. The fair value of these assets was determined based on the net realizable value of the long-lived assets consistent with the terms of the non-binding agreement in principle for the sale.
Contractual obligations and other commitments

In 2008, we recorded $10 million in charges for noncancelable contracts at our Dalhousie operations. Through December 31, 2008, we had paid $8 million of these contractual obligations. In 2006, we recorded $4 million for lease costs and contract termination costs associated with the closure of our Benton Harbor operations.
Severance and other costs

In 2008, we recorded severance and other costs of $31 million at our Grand Falls facility, $3 million at our Dalhousie operations and $9 million for severance costs associated with workforce reductions across several facilities.
In 2007, we recorded $23 million of severance and related costs associated with the permanent closure of our Dalhousie, New Brunswick facility ($20 million) and the indefinite idling of our Donnacona, Quebec facility ($3 million).
See Note 14, “Severance Related Liabilities,” for information on changes in our severance accruals.
We do not allocate closure costs, impairment of assets other than goodwill and other related charges to our reportable segments; therefore, these charges are included in “Corporate and Other” in Note 25, “Segment Information.”
Note 7. Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets
Assets held for sale as of December 31, 2008 and 2007 were comprised of the following:

(In millions)	2008	2007

Accounts receivable	$2	$2
Inventories	3	15
Other current assets	7	-
Timber and timberlands	15	8
Fixed assets, net	419	159
Amortizable intangible assets, net	492	-
Other assets	15	-

	$953	$184

Liabilities associated with assets held for sale as of December 31, 2008 and 2007 were comprised of the following:

(In millions)	2008	2007

Accounts payable and accrued liabilities	$19	$17
Long-term debt	205	-
Other long-term liabilities	185	2

	$409	$19

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
At December 31, 2008, we held for sale the assets from the following mills (all of which were previously permanently closed): our Fort William, Ontario; Lufkin, Texas; West Tacoma, Washington; and Dalhousie, New Brunswick paper mills and our La Tuque, Quebec sawmill. In addition, we also held our investments in ACH Limited Partnership and Manicouagan Power Company Inc. and some of our timberlands in the United States and Canada for sale. The assets and liabilities held for sale are carried on our Consolidated Balance Sheets at the lower of carrying value or fair value less costs to sell. We expect to complete a sale of all of these assets within the next twelve months for an amount that exceeds their individual carrying values. For additional information, reference is made to Note 6, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges — Impairment of assets held for sale.”
We cease recording depreciation and amortization when assets are classified as held for sale. As of September 30, 2008, our Mokpo, South Korea paper mill was classified as an asset held for sale. We do not expect that we will finalize the sale of this paper mill within the next twelve months and, accordingly, we have excluded our Mokpo paper mill from our assets held for sale as of December 31, 2008. During the fourth quarter of 2008, we recorded “catch-up” depreciation and amortization expense related to the Mokpo paper mill of $9 million, representing depreciation and amortization expense for the period while this paper mill was considered an asset held for sale.
In December 2008, we announced that we accepted a non-binding proposal for the sale of our 75% equity interest in ACH Limited Partnership, which was established to hold hydroelectric generating assets in Ontario, to a major industrial energy producer. Pursuant to such proposal, the resulting gross cash proceeds to us would have been approximately Cdn$198 million ($162 million); the buyer would also have assumed our share of ACH Limited Partnership’s total long-term debt of Cdn$250 million ($205 million). Since we have control over ACH Limited Partnership, our consolidated financial statements include this entity on a fully consolidated basis. Accordingly, the total long-term debt of $205 million would have no longer been reflected in our Consolidated Balance Sheets. The non-binding proposal for the sale of the Ontario hydroelectric assets provided the offeror with a 60-day exclusivity period, which has since expired with no definitive agreement having been entered into by the parties. It was also made subject to due diligence, among other terms and conditions. In view of the foregoing, no assurance can be made that such sale will be concluded on the terms of the non-binding proposal, or that it will be concluded at all. On March 13, 2009, we announced that we signed a non-binding agreement in principle for the sale of our interests in Manicouagan Power Company Inc. for a total purchase price of approximately Cdn$615 million ($504 million), payable 90% upon the closing of the transaction and 10% on the second anniversary of the closing, subject to adjustment for contingencies. The non-binding agreement is subject to certain terms and conditions including, but not limited to, satisfactory due diligence, obtaining required consents and approvals and execution of definitive agreements (including a long-term power supply agreement for our Baie-Comeau, Quebec paper mill).

As a result of the Creditor Protection Proceedings, these proposed sales, as well as any additional sales while the Creditor Protection Proceedings are ongoing, must be approved by the applicable courts. No assurance can be provided that the sales will be approved under their current terms, or, if approved, the timing of any such approvals.
During 2008, we sold approximately 46,400 acres of timberlands and other assets, including our Snowflake paper mill and our Price sawmill, for proceeds of approximately $220 million, resulting in a net gain on disposition of assets of $49 million.
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
During 2007, we sold approximately 133,600 acres of timberlands and other assets for proceeds of approximately $197 million, resulting in a net gain on disposition of assets of $145 million.
During 2006, we sold approximately 535,200 acres of timberlands and other assets, including our Baker Brook and Degelis sawmills, for proceeds of approximately $332 million, resulting in a net gain on disposition of assets of $186 million. Goodwill of $25 million was included in the calculation of the net gain on the disposition of certain of our timberlands in 2006.
Note 8. Other Income, Net
Other income, net for the years ended December 31, 2008, 2007 and 2006 was comprised of the following:

(In millions)	2008	2007	2006

Foreign exchange gain (loss)	$72	$(2)	$9
Income (loss) from equity method investments	1	(6)	7
Interest income	10	9	18
Charges related to repurchase of debt	-	-	(8)
Gain on extinguishment of debt	31	-	13
Loss from sale of accounts receivable	(20)	(4)	-
Miscellaneous (loss) income	(1)	3	5

	$93	$-	$44

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Note 9. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as of December 31, 2008 and 2007 was comprised of the following:

(In millions)	2008	2007

Unamortized prior service costs (1)	$(9)	$-
Unamortized actuarial losses (2)	(256)	(135)
Foreign currency translation (3)	(119)	1
Unrecognized losses on hedging transactions (4)	-	(10)

	$(384)	$(144)

(1)	As of December 31, 2008 and 2007, net of deferred tax provision of $16 million and $13 million, respectively. Net of minority interest of $2 million as of both December 31, 2008 and 2007.
(2)	As of December 31, 2008 and 2007, net of deferred tax benefit of $64 million and $67 million, respectively. As of December 31, 2008, net of minority interest of $1 million.
(3)	No tax effect was recorded for foreign currency translation since the investment in foreign net assets translated are deemed indefinitely invested.
(4)	As of December 31, 2007, net of a deferred tax benefit of $5 million.
The pension and other postretirement benefit related components of other comprehensive loss for the years ended December 31, 2008 and 2007 were comprised of the following:

	2008			2007
	Before-	Tax		Before-	Tax
	tax	(Provision)	After-tax	tax	(Provision)	After-tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount

Prior service credit from plan amendment during the period	$-	$-	$-	$38	$(15)	$23
Amortization or curtailment recognition of prior service credit included in net periodic benefit cost	(6)	(3)	(9)	-	-	-

Net prior service cost arising during period	(6)	(3)	(9)	38	(15)	23
Net actuarial (gain) loss arising during period	(118)	(3)	(121)	267	(43)	224

	$(124)	$(6)	$(130)	$305	$(58)	$247

Note 10. Loss Per Share
No adjustments to net loss were necessary to compute net loss per basic and diluted share for all periods presented. Additionally, no adjustments to our basic weighted-average number of common shares outstanding were necessary to compute our diluted weighted-average number of common shares outstanding for all periods presented. Options to purchase 3.6 million shares, 3.4 million shares and 2.6 million shares for years ended December 31, 2008, 2007 and 2006, respectively, were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 0.2 million, 0.4 million and 0.3 million restricted stock units for the years ended December 31, 2008, 2007 and 2006, respectively, were excluded from the calculation of diluted loss per share for the same reason. In addition, no adjustments to net loss and the diluted weighted-average number of common shares outstanding were necessary for the year ended December 31, 2008, after giving effect to the assumed conversion of the convertible notes representing 36.9 million additional common shares (see Note 16, “Liquidity, Debt and Interest Expense”). Refer to Note 3, “Business Combination,” for information regarding shares issued on October 29, 2007 in conjunction with the Combination. These shares were weighted for only 63 days in the calculation of the weighted-average number of shares outstanding in 2007.
Note 11. Inventories, Net
Inventories, net as of December 31, 2008 and 2007 were comprised of the following:

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements

(In millions)	2008	2007

At lower of cost or market:
Raw materials and work in process	$129	$220
Finished goods	275	355
Mill stores and other supplies	327	345

	731	920
Excess of current cost over LIFO inventory value	(18)	(14)

	$713	$906

Inventories valued using the LIFO method comprised 7% and 4% of total inventories as of December 31, 2008 and 2007, respectively.
In 2008, we recorded charges of $30 million for write-downs of mill stores inventory associated with the permanent closures of our Donnacona, Mackenzie, Grand Falls and Covington paper mills. In 2007, we recorded charges of $7 million for write-downs of spare parts inventories associated with the closure of our Dalhousie facility and paper machine No. 3 at our Gatineau facility. Charges for inventory write-downs were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. See Note 6, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges,” for additional information regarding these closures.
Note 12. Fixed Assets, Net
Fixed assets, net as of December 31, 2008 and 2007 were comprised of the following:

	Range of Estimated
(In millions)	Useful Lives in Years	2008	2007

Land and land improvements	10-20	$161	$172
Buildings	20-40	530	576
Machinery and equipment	5-20	7,831	8,048
Hydroelectric power plants	40	335	774
Construction in progress		108	83
Capital lease	5-10	48	-

		9,013	9,653
Less accumulated depreciation and amortization (1)		(4,553)	(3,978)

		$4,460	$5,675

(1)	As of December 31, 2008, includes $1 million of accumulated amortization on the capital lease.
The decrease in fixed assets, net is primarily due to the sale of assets, the impairment of long-lived assets, other than goodwill and the write-off of the carrying value of the expropriated assets, as well as the transfer of certain assets to “Assets held for sale.”
Note 13. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of December 31, 2008 and 2007 were comprised of the following. Subject to certain exceptions under Chapter 11 and the CCAA, our filings (and in Canada, the Initial Order) automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us or our property to recover, collect or secure a claim arising prior to the filing of the Creditor Protection Proceedings. Thus, most creditor actions to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the courts lift such stay.

(In millions)	2008	2007

Trade accounts payable	$443	$611
Payroll, bonuses and severance payable	209	288
Accrued interest	136	101
Pension and other postretirement projected benefit obligations	66	55
Income and other taxes payable	69	35
Electricity, gas and other energy payable	15	21
Other	83	95

	$1,021	$1,206

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Note 14. Severance Related Liabilities
The activity in our severance related liabilities for the years ended December 31, 2007 and 2008 was as follows:

	2008	2007	2006	2005
(In millions)	Initiatives	Initiatives	Initiatives	Initiatives	Total

Balance at December 31, 2006	$-	$-	$5	$6	$11
Charges	-	59	-	-	59
Liabilities assumed in the Combination	-	60	-	-	60
Payments	-	(9)	(2)	(6)	(17)
Reclass to pension and other postretirement projected benefit obligations	-	(10)	-	-	(10)

Balance at December 31, 2007	-	100	3	-	103

Charges and adjustments	46	(2)	(1)	-	43
Payments	(13)	(76)	(2)	-	(91)
Other	1	(1)	-	-	-

Balance at December 31, 2008	$34	$21	$-	$-	$55

In 2008, we recorded employee termination costs primarily related to the decision to close our Grand Falls, Newfoundland and Labrador paper mill, together with downsizings at several of our mills, as well as the departure of certain corporate executives. Prior to the commencement of the Creditor Protection Proceedings, the remaining severance accrual was expected to be paid out in 2009 and 2010. Such severance payments may only be made pursuant to a court order or an approved plan of reorganization.
In 2007, we recorded employee termination costs primarily associated with the closures announced as a result of our comprehensive strategic review: mill-wide restructurings at our Thunder Bay, Ontario; Gatineau, Quebec; Donnacona, Quebec and Dolbeau, Quebec facilities, the allocation of the purchase price of Abitibi to severance liabilities assumed in the Combination, lump-sum payouts of pension assets to certain employees and certain changes to our U.S. postretirement benefit plans. Prior to the commencement of the Creditor Protection Proceedings, the remaining severance accrual was expected to be paid out in 2009. Such severance payments may only be made pursuant to a court order or an approved plan of reorganization.
In 2006, we recorded employee termination costs including severance and other benefits related to the closure of our Benton Harbor facility, the closure of our Ignace sawmill, the sale of certain other sawmills and organizational realignments.
We do not allocate employee termination and severance costs to our segments; thus, these costs are included in “Corporate and Other” in Note 25, “Segment Information.” Termination costs are classified as “Cost of sales, excluding depreciation, amortization and cost of timber harvested” (manufacturing personnel), “Selling and administrative expenses” (administrative personnel) or “Closure costs, impairment of assets other than goodwill and other related charges” (mill closures) in our Consolidated Statements of Operations. The severance accruals are included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets.
Note 15. Asset Retirement Obligations
The activity in our liability for asset retirement obligations for the years ended December 31, 2008 and 2007 was as follows:

(In millions)	2008	2007

Beginning of year	$54	$7
Additions related to the Combination	-	18
Additions related to mill closures	27	29
Accretion expense	2	1
Payments	(5)	(1)
Transfer to liabilities associated with assets held for sale	(21)	-
Other – primarily effect of foreign currency translation	(9)	-

End of year	$48	$54

These asset retirement obligations consist primarily of liabilities for landfills, sludge basins and decontamination of closed sites. The related costs are capitalized as part of land and land improvements. We have not had to legally restrict assets for purposes of settling our asset retirement obligations. The costs associated with these obligations are expected to be paid over the next three years, subject to any limitations that may be imposed as a result of the Creditor Protection Proceedings.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
The additions related to mill closures in 2008 include $7 million of obligations associated with the permanent closure of our previously idled Donnacona paper mill, $4 million associated with the permanent closure of our previously idled Mackenzie paper mill and $16 million associated with the closure our Grand Falls paper mill. These obligations include soil and groundwater testing and remediation, capping of landfills, wharf decommissioning, asbestos removal and removal of chemicals and other related materials.
Asset retirement obligations related to our Dalhousie, Lufkin, Fort William and West Tacoma paper mills were transferred from “Other long-term liabilities” to “Liabilities associated with assets held for sale” in our Consolidated Balance Sheets. See Note 7, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets.”
The additions related to mill closures in 2007 include $20 million of obligations associated with the Abitibi mill closures announced as part of the first phase of our comprehensive strategic review (Fort William, Ontario and Lufkin, Texas). These obligations include wastewater and effluent ponds that will be required to be drained, removal of chemicals and other related materials, soil and groundwater testing and remediation, capping of landfills and clean-up of sludge basins. In 2007, as part of our comprehensive strategic review, we also announced the permanent closure of our Dalhousie paper mill. As a result, we were able to estimate the fair value for certain asset retirement obligations that were conditional on the closing of the facility and could not previously be estimated since the settlement date of the obligation was indeterminable. These obligations include soil and groundwater testing and remediation, removal of chemicals and other related materials and landfill capping.
Additionally, we have certain other asset retirement obligations for which the timing of settlement is conditional upon the closure of the related operating facility. At this time we have no specific plans for the closure of these other facilities, and we currently intend to make improvements to the assets as necessary that would extend their lives indefinitely. Furthermore, the settlement dates have not been specified by law, regulation or contract. As a result, we are unable at this time to estimate the fair value of the liability because there are indeterminate settlement dates for the conditional asset retirement obligations. If a closure plan for any of these facilities is initiated in the future, the settlement dates will become determinable, an estimate of fair value will be made and an asset retirement obligation will be recorded.
Note 16. Liquidity, Debt and Interest Expense
After the commencement of our Creditor Protection Proceedings, in addition to cash-on-hand and cash provided from operations, our external sources of liquidity are comprised of (i) the DIP Credit Agreement; (ii) the accounts receivable securitization program; and (iii) if approved, the Abitibi DIP Agreement. Reference is made to Note 4, “Creditor Protection Proceedings,” for a discussion of these agreements. The information in this footnote relates to our liquidity and debt obligations prior to the commencement of the Creditor Protection Proceedings.
Abitibi historical liquidity
Abitibi’s primary sources of liquidity and capital resources have been cash-on-hand, cash provided from operations and availability under the accounts receivable securitization program. In addition, cash generated by our Donohue subsidiary has been used, in part, to service the debt obligations of Abitibi. As of December 31, 2008, Abitibi and Donohue had cash-on-hand of approximately $133 million and $17 million, respectively. As of December 31, 2008, Abitibi and Donohue had $272 million outstanding under their accounts receivable securitization program.
On February 9, 2009, in order to enhance near-term liquidity, Abitibi entered into agreements with two affiliates of Fairfax (collectively, the “Purchasers”), pursuant to which the Purchasers agreed to backstop a portion of the proceeds to be received from an anticipated sale of timberlands property by Abitibi to a third party. Under the terms of the backstop agreements, the Purchasers agreed to (i) purchase the timberlands property from Abitibi for a total price of $55 million in the event that the proposed sale to the third party was not consummated and (ii) advance $25 million of the purchase price on February 9, 2009 and an additional $30 million on February 17, 2009 upon Abitibi’s request (provided such amounts be reimbursed upon consummation of the timberlands sale with the third party). The timberlands sale was consummated with the third party on February 20, 2009, and the Purchasers were reimbursed the entirety of the amounts advanced to Abitibi under the agreements and paid a termination fee of $1 million.
The transfer of Donohue out of the Abitibi consolidated group in 2008 has impacted and will continue to impact Abitibi’s results of operations going forward, decreasing its revenues and costs. However, Donohue’s cash flows have supported Abitibi’s debt obligations, since Abitibi receives interest from AbitibiBowater on the note issued as consideration for the transfer of Donohue to another subsidiary of AbitibiBowater.
During the first quarter of 2009, Abitibi experienced a severe liquidity crisis due to, among other things, a significant interest payment, lower advances from its accounts receivable securitization program due to lower sales activity as a result of current conditions in the industry and the global economy, a significant reduction in the maximum commitment under the securitization program, as discussed below, and a waiver fee paid in February 2009 of $7 million and in March 2009 of $3.5 million in connection with a waiver and amendment to the securitization program.
Abitibi experienced recurring losses and substantial negative operating cash flows in 2008 and 2007 and, as of December 31, 2008, had a significant shareholders’ deficit. The decline in industry sales volume and rising energy and input costs during 2008 and 2007 and Abitibi’s reduced production to match demand and respond to the significant cost pressures from recycled fiber and energy prices had a negative effect on cash flows.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1 and 4)
Notes to Consolidated Financial Statements
April 1, 2008 refinancings
On April 1, 2008, we successfully completed a series of refinancing transactions, which were designed to address the debt maturities and general liquidity needs during the first half of 2008, principally at our Abitibi subsidiary. The transactions included:
▪	A private placement by ACCC of $413 million of 13.75% senior secured notes due April 1, 2011 (“2011 Notes”). The 2011 Notes are guaranteed by several of our subsidiaries, including Abitibi, Donohue and certain of their subsidiaries, and are secured by mortgages on certain pulp and paper mills owned by, and security interests in and pledges of certain other assets of, ACCC and its subsidiaries that are guarantors. Fees of $17 million associated with the issuance of the 2011 Notes are being amortized to interest expense over the term of the 2011 Notes beginning on the date of issuance.

▪	A $400 million 364-day senior secured term loan due March 30, 2009 (“Term Loan”) to ACCC, with interest at LIBOR plus 800 basis points, with a 3.5% LIBOR floor. On April 15, 2008, ACCC repaid $50 million of the Term Loan with a portion of the proceeds from the April 10, 2008 sale of our Snowflake, Arizona newsprint mill (see Note 7, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets”) and repaid another $3 million of the Term Loan with a portion of the proceeds from other debt issuances, which reduced the outstanding balance to $347 million. The Term Loan is secured primarily by the personal property (including accounts receivable and inventory, but excluding equipment, intellectual property and capital stock of subsidiaries) of ACCC, Abitibi and other guarantors, and by a first lien on substantially all of the personal property of Donohue and its subsidiaries (including accounts receivable, inventory and equipment), the pledge of the stock or other equity interest of certain subsidiaries of Donohue and by the real estate relating to our Alabama River newsprint mill. The Term Loan ranks effectively senior to the 2011 Notes and the 2010 Notes (see following paragraph) to the extent of the collateral securing the Term Loan, while the 2011 Notes rank effectively senior to the Term Loan and the 2010 Notes to the extent of the collateral securing the 2011 Notes. Fees of $33 million associated with the issuance of the Term Loan are being amortized to interest expense over the term of the Term Loan beginning on the date of issuance.
▪	The private exchange of a combination of $293 million principal amount of new senior unsecured 15.5% notes due July 15, 2010 of ACCC (“2010 Notes”) and $218 million in cash for an aggregate of $455 million of outstanding notes issued by Abitibi, ACCC and Abitibi-Consolidated Finance L.P., a wholly-owned subsidiary of Abitibi. The exchange resulted in a debt extinguishment gain during the second quarter of 2008 of approximately $31 million, which is included in “Other income, net” on our Consolidated Statements of Operations for 2008. The 2010 Notes were issued at a discount of $82 million. The fair value of the 2010 Notes was determined to be 72% of par, based on observed market prices of the 2010 Notes after they began trading on April 7, 2008 extrapolated backwards to April 1, 2008 based on fluctuations in the observed market prices of comparable outstanding Abitibi public debt. The fees associated with the 2010 Notes of $10 million and the discount on the 2010 Notes are being amortized to interest expense using the effective interest method over the term of the 2010 Notes beginning on the date of issuance, resulting in an effective interest rate of 36.8%. This exchange represented a second quarter 2008 non-cash financing item of $211 million. During the second quarter of 2008, Abitibi repaid $21 million of 6.95% Notes due April 1, 2008 and $12 million of 5.25% Notes due June 30, 2008, that were not tendered for exchange in the private exchange offer.

▪	Simultaneously with these transactions, AbitibiBowater consummated a private sale of $350 million of 8% convertible notes due April 15, 2013 (“Convertible Notes”) to Fairfax and certain of its designated subsidiaries. The Convertible Notes bear interest at a rate of 8% per annum (10% per annum if we elect to pay interest through the issuance of additional convertible notes with the same terms as “pay in kind”). Bowater provided a full and unconditional guarantee of the payment of principal and interest on the Convertible Notes. Bowater’s guarantee ranks equally in right of payment with all of our existing and future unsecured senior indebtedness. The Convertible Notes are not guaranteed by Abitibi, Donohue or any of their respective subsidiaries. The Convertible Notes are convertible into shares of AbitibiBowater common stock at a conversion price of $10.00 per share (the “Conversion Price”). Since the closing price of our common stock on the issuance date (also the commitment date) of the Convertible Notes exceeded the Conversion Price by $3.00 per share, the Convertible Notes included a beneficial conversion feature. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” we recorded a discount on the Convertible Notes and an increase in additional paid-in capital of $105 million representing the fair value of the beneficial conversion feature. We paid $20 million of fees associated with the issuance of the Convertible Notes, of which $6 million were allocated to the beneficial conversion feature. The fees associated with the debt ($14 million) and the discount on the Convertible Notes are being amortized to interest expense using the effective interest method over the term of the Convertible Notes beginning on the date of issuance, resulting in an effective interest rate of 17.5%. The fees associated with the beneficial conversion feature were recorded directly to additional paid-in capital. On April 15, 2008, Fairfax exercised its right to appoint two directors to the Board of Directors of AbitibiBowater, pursuant to the terms of the purchase agreement. On October 15, 2008, we elected to make the interest payment due on that date through the issuance of additional convertible notes. As a result, the balance as of December 31, 2008 of the Convertible Notes outstanding was $369 million.

Under the terms of the registration rights agreement relating to the Convertible Notes, we may be required to pay penalties of up to 0.50% per annum of the principal amount of the Convertible Notes to the extent we are unable to maintain an effective registration statement for common shares deliverable upon conversion. As a result of the late filing of our Annual Report on Form 10-K for the year ended December 31, 2008, we have become ineligible to register our securities using short-form registration on Form S-3 for a period of at least 12 months or to use our previously filed registration statements on Form S-3 for a period of at least 12 months. As a result, we will be unable to deliver shares of our common stock to Fairfax and its designated subsidiaries upon exercise of their conversion rights until we have filed a new registration statement on Form S-1 with respect to such shares and the United States Securities and Exchange Commission (“SEC”) has declared the registration statement effective (absent reliance on an exemption from the registration requirements of the U.S. securities laws). In addition, we may be required to pay the penalty discussed above.

▪	Abitibi’s former bank credit facility was repaid and cancelled.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1 and 4)
Notes to Consolidated Financial Statements
As a result of the refinancings and the cancellation of Abitibi’s former bank credit facility, Abitibi is no longer subject to financial maintenance covenants on its recourse debt. However, the Term Loan, the 2010 Notes and the 2011 Notes restrict the ability of Abitibi, Donohue and their respective subsidiaries to, among other things, incur additional indebtedness, to grant additional liens, to pay dividends or make loans to AbitibiBowater, to make acquisitions or to make other investments.
Abitibi and Donohue accounts receivable securitization program
Abitibi and certain subsidiaries of Donohue (the “participants”) continue to participate in an accounts receivable securitization program (the “program”) that was established when Donohue was a subsidiary of Abitibi. Accordingly, the participants share among themselves the amounts available under the program. The participants sell most of their trade receivables in order to reduce working capital requirements.
As of December 31, 2008, amounts outstanding under the participants’ accounts receivable securitization program were as follows:

				Weighted
				Average
		Amount	Termination	Interest
(In millions)	Commitment	Outstanding	Date	Rate

Off-Balance Sheet:
Accounts receivable securitization program	$350	$272	07/09(1)	4.95%

(1)	As discussed below, on April 16, 2009, the program was amended to, among other things, provide for the continuation of the program for 45 days following April 16, 2009, subject to certain termination provisions.
As of December 31, 2008, the participants transferred $499 million of trade receivables resulting in cash proceeds of $272 million, which represented the total available at that time, based on current level and eligibility of trade receivables. Accounts receivable are sold at discounted amounts based on the securitization provider’s funding cost plus a margin. The participants act as servicing agents and administer the collection of the accounts receivable sold pursuant to these agreements. The fees received for servicing the accounts receivable approximate the value of services rendered. The amount that can be obtained under the securitization program depends on the amount and nature of the accounts receivable available to be sold. The commitment fee for the unused portion is 50 basis points.
On February 26, 2009, the participants and the other parties to the program entered into a waiver and amendment to the program (the “February 2009 Waiver and Amendment”), following the prior notification by Abitibi that the average delinquency ratio for the months of November 2008 through January 2009 exceeded the maximum percentage permitted, which constituted an event of termination under the terms of the program. Pursuant to the February 2009 Waiver and Amendment, the parties agreed to waive temporarily the event of termination under the program and to reduce the maximum commitment under the program from $350 million to $210 million. As consideration for entering into the February 2009 Waiver and Amendment, the participants were required to pay a fee equal to 5% of $210 million, of which $7 million was paid on February 26, 2009 and $3.5 million was paid on March 19, 2009.
On March 17, 2009, Abitibi submitted its February 2009 accounts receivable securitization compliance report indicating that the average level of delinquent receivables for the preceding three calendar months had exceeded the maximum delinquency percentage ratio, which constituted an event of default under the terms of the program. On March 22, 2009, Citibank issued to Abitibi a reservation of rights letter indicating that the event of termination was reserved and preserved in full and a waiver of the event of termination had not been provided.
On April 1, 2009, the participants and the other parties to the program entered into a waiver and amendment to the program effective April 2, 2009 (the “April 2009 Waiver and Amendment”), following the prior notification by Abitibi that (i) the average delinquency ratio for the months of November 2008 through February 2009 exceeded the maximum percentage permitted, which constituted an event of termination under the terms of the program (ii) the financial statements of us, Abitibi and Abitibi-Consolidated U.S. Funding Corp. (“ACUSF”), an affiliate of Abitibi that are required to be delivered to the agent under the program have not been or would not be timely delivered and (iii) Abitibi did not pay all sales taxes owing in connection with certain receivables as required by the program on March 31, 2009, each of which constituted an event of termination under the terms of the program. The agent was also notified that in connection with Abitibi’s debt recapitalization plan, an interim court order obtained in a Canadian court provided a stay of proceedings of certain payment obligations of Abitibi and certain of its affiliates, which also constituted an event of termination under the terms of the program.
Pursuant to the April 2009 Waiver and Amendment, the parties agreed to waive the events of termination under the program and acknowledged that Abitibi’s filing of a debt recapitalization plan with a Canadian court and the entry of an interim court order therewith did not constitute events of termination. The April 2009 Waiver and Amendment also amended the program to, among other things, (i) extend the termination date of the facility to September 1, 2009, (ii) lower the cross default threshold from Cdn$65 million such that failure to pay when due any principal of or premium or interest on any debt with greater than $25 million principal amount outstanding will now trigger a cross default under the program, (iii) amend an event of termination condition to now be triggered when the delinquency ratio for each calendar month and the two immediately preceding calendar months exceeds (w) 8.00% for March 2009 and April 2009, (x) 7.25% for May 2009, (y) 6.50% for June 2009 and July 2009 and (z) 4.00% for each calendar month thereafter and (iv) add a new event of termination that is triggered when the ratio, which shall be computed as of each reporting date by dividing (x) the outstanding capital of receivable interests by (y) the aggregate outstanding balance of all pool receivables, exceeds 45%. The maximum commitment available under the program remained at $210 million.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Under the terms of the April 2009 Waiver and Amendment, the following would result in an immediate event of termination: (i) failure to deliver our financial statements by April 30, 2009, (ii) failure to deliver the financial statements of ACUSF by April 3, 2009, (iii) termination, amendment or unenforceability of the stay of proceedings set forth in the Canadian court interim order such that a creditor of debt would be entitled to enforce its rights with respect to such debt or (iv) failure to pay sales taxes owing in connection with certain receivables as required by the program by April 2, 2009. We delivered the financial statements of ACUSF on April 3, 2009 and paid the sales taxes owing in connection with certain receivables on April 2, 2009.
As consideration for entering into the April 2009 Waiver and Amendment, we are required to pay a fee equal to 6% of $210 million, (the “Structuring Fee”), of which $3.15 million was paid on April 2, 2009 and $3.15 million must be paid on each of April 30, 2009, May 29, 2009 and June 30, 2009. The Structuring Fee may be reduced under certain circumstances, including termination of the facility by the participants on or prior to April 30, 2009 or May 29, 2009. The remaining $9.45 million of the Structuring Fee was, however, to be immediately due and payable if an event of termination occurred after April 1, 2009.
On April 16, 2009, in anticipation of the commencement of the Creditor Protection Proceedings, the participants and the other parties to the program entered into a further waiver and amendment to the program, which, among other things, (i) maintained the maximum commitment of $210 million, (ii) provided for the continuation of the program for 45 days following April 16, 2009, subject to certain termination provisions, (iii) imposed additional reporting requirements and (iv) waived all filings relating to the Creditor Protection Proceedings, the taking of all corporate action authorizing same and the failure to pay debts that were stayed by the Creditor Protection Proceedings. As a result of the commencement of the Creditor Protection Proceedings, we paid Citibank the remaining $9.45 million of the Structuring Fee.
Bowater historical liquidity
Bowater’s primary sources of liquidity and capital resources have been cash-on-hand, cash provided from operations and available borrowings under its bank credit facilities. In addition, cash generated by our Newsprint South subsidiary is used, in part, to service the debt obligations of Bowater. As of December 31, 2008, Bowater had cash-on-hand of approximately $42 million. In addition, as of December 31, 2008, Bowater had $59 million of available borrowings under its bank credit facilities.
During the first quarter of 2009, Bowater experienced a severe liquidity crisis and faced large impending debt maturities and repayment obligations. As a result of an approximate $65 million decrease in availability under Bowater’s U.S. bank credit facility resulting from a reduction in the borrowing base calculation (due principally to declines in accounts receivable and inventory during December 2008 and significant scheduled commitment reductions), Bowater was in an “overadvanced” position by approximately $51 million in early February 2009. On February 5, 2009, Bowater repaid the overadvance, leaving $10 million unused under its bank credit facilities and minimum levels of cash-on-hand. To augment Bowater’s liquidity in light of the reduction in availability under the bank credit facilities, BCFPI received an advance in the amount of $12 million from Fairfax. As further discussed below, Bowater and other parties to its U.S. and Canadian bank credit facilities entered into amendments to these facilities.
In addition, Bowater experienced recurring losses and substantial negative operating cash flows in 2008 and 2007 and, as of December 31, 2008, had a significant shareholders’ deficit. The decline in industry sales volume and rising energy and input costs during 2008 and 2007 and Bowater’s reduced production to match demand and respond to the significant cost pressures from recycled fiber and energy prices had a negative effect on cash flows.
To address Bowater’s tightening liquidity pressures, including the near-term debt maturities discussed above, on February 9, 2009, we announced the commencement of private offers to exchange certain outstanding series of unsecured notes issued by Bowater and one of its wholly-owned subsidiaries for new secured notes to be issued by an indirect subsidiary of AbitibiBowater, as well as a concurrent notes offering. These refinancing efforts were ultimately unsuccessful.
Bowater bank credit facilities
As of December 31, 2008, available borrowings under Bowater’s bank credit facilities were as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
(In millions)	Commitment	Outstanding	Available(1)	Date	Rate(2)

U.S. bank credit facility	$400	$280	$24	05/11	6.4%
Canadian bank credit facility	136	50	35	06/09	6.8%

	$536	$330	$59

(1)	The commitment available under each of these revolving bank credit facilities is subject to collateral requirements and covenant restrictions as described below, and is reduced by outstanding letters of credit of $70 million for Bowater’s U.S. bank credit facility and $28 million for Bowater’s Canadian bank credit facility. As a result of an approximate $65 million decrease in availability under Bowater’s U.S. bank credit facility resulting from a reduction in the borrowing base calculation (due principally to declines in accounts receivable and inventory during December 2008 and significant scheduled commitment reductions), Bowater was in an “overadvanced” position by approximately $51 million in early February 2009. On February 5, 2009, Bowater repaid the overadvance, leaving $10 million unused under its bank credit facilities. Commitment fees for unused portions of Bowater’s U.S. and Canadian bank credit facilities are 50 and 25 basis points, respectively.
(2)	Borrowings under the Bowater bank credit facilities incur interest based on specified market interest rates plus a margin.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1 and 4)
Notes to Consolidated Financial Statements
Bowater, Newsprint South and certain subsidiaries of Newsprint South are borrowers under Bowater’s U.S. bank credit facility, and their obligations under the U.S. bank credit facility are guaranteed by AbitibiBowater and certain wholly-owned U.S. subsidiaries of Bowater. The collateral securing Bowater’s U.S. bank credit facility includes (i) inventory, accounts receivable and deposit accounts of Bowater, Newsprint South and their U.S. subsidiaries that are guarantors, (ii) pledges of 65% of the equity of certain of Bowater’s foreign subsidiaries, (iii) pledges of the equity of certain of Bowater’s U.S. subsidiaries that do not own mills or converting facilities, (iv) pledges of the equity of the subsidiaries of Newsprint South and (v) the real estate, fixtures and equipment associated with the Coosa Pines, Alabama and Grenada, Mississippi mills. Availability under the U.S. bank credit facility is limited to a percentage of the value of eligible accounts receivable and inventory owned by Bowater, Newsprint South and certain of their U.S. subsidiaries, and is reduced by the amount of outstanding letters of credit against the U.S. bank credit facility.
BCFPI’s obligations under Bowater’s Canadian bank credit facility are guaranteed by Bowater, Newsprint South, certain subsidiaries of Newsprint South and certain of Bowater’s Canadian subsidiaries. The collateral securing Bowater’s Canadian bank credit facility includes (i) the inventory, accounts receivable and deposit accounts of BCFPI, (ii) the real estate, fixtures and equipment associated with the Coosa Pines, Alabama and Grenada, Mississippi mills, (iii) a lien on and security interest in substantially all of the real estate, fixtures and equipment owned by Bowater’s Canadian subsidiaries, (iv) a pledge of the equity of Bowater’s South Korean subsidiary (which operates Bowater’s Mokpo mill) and (v) fixed assets associated with the Coosa Pines and Grenada mills. Availability under the Canadian bank credit facility is limited to a percentage of the value of the eligible accounts receivable and inventory owned by BCFPI and certain of Bowater’s other Canadian subsidiaries, and is reduced by the amount of outstanding letters of credit against the Canadian bank credit facility.
Bowater’s U.S. and Canadian bank credit facilities permit Bowater to send distributions to AbitibiBowater to service interest on AbitibiBowater’s convertible debt provided that no default exists under this facility at the time of such payment and Bowater is in pro forma compliance with this facility’s financial covenants at the time of such payment. The U.S. and Canadian bank credit facilities further provide that Bowater may make dividends and distributions to AbitibiBowater sufficient to pay (i) taxes attributable to Bowater and its subsidiaries and (ii) up to $10 million more than 50% of certain of AbitibiBowater’s annual overhead expenses, such as accounting and auditing costs, director fees, director and officer insurance premiums, franchise taxes, transfer agent fees and legal and other expenses connected to AbitibiBowater’s status as a public company. Overhead expenses do not include management fees, salaries, bonuses or debt service.
Amendments to Bowater bank credit facilities
On November 12, 2008, Bowater and other parties to its U.S. and Canadian bank credit facilities entered into amendments to those facilities to, among other things: (i) waive the requirement that Bowater is required to comply immediately with the more restrictive borrowing base requirements by November 15, 2008 and providing instead for phased-in implementation through March 31, 2009 (extending to April 29, 2009 under certain circumstances) and waive compliance with certain financial covenant requirements for the third quarter of 2008 (absent such waiver, Bowater would have been in violation of the senior secured leverage ratio and the interest coverage ratio covenants under the bank credit facilities for the third quarter); (ii) amend certain covenants, including the leverage ratio, for the fourth quarter of 2008; (iii) increase the interest rate under each facility by 125 basis points; and (iv) require that Bowater maintain no more than $70 million of cash-on-hand, with any excess to be used to reduce amounts outstanding under the bank credit facilities.
During the year ended December 31, 2008, we incurred fees of $16 million associated with the amendments to the bank credit facilities, which are being amortized to interest expense over the term of the facilities.
On February 27, 2009, Bowater and other parties to its U.S. and Canadian bank credit facilities entered into further amendments to these facilities. The amendments provide for lender consent to $12 million of additional liquidity previously provided to BCFPI by Fairfax (the “Additional Liquidity”) and amend and modify Bowater’s U.S. and Canadian bank credit facilities to, among other things, (i) increase the commitment under the Canadian bank credit facility in an aggregate amount of $30 million in order to add two additional tranches of loans (the “Additional Loans”), one tranche in the principal amount of $12 million representing the Additional Liquidity previously funded, and the other in the principal amount of $18 million representing loans funded upon the closing of the amendments, (ii) provide that the Additional Loans are not subject to the borrowing base requirements contained in the Canadian bank credit facility, (iii) allow the collateral securing the Canadian bank credit facility (other than certain fixed assets of Newsprint South and certain of its subsidiaries) to secure the Additional Loans on a last-out basis, (iv) temporarily increase until March 17, 2009, the limit on the amount of foreign accounts receivable that may be included in the borrowing base, (v) modify the scheduled reductions to the commitment amounts under each facility to occur on March 17, 2009 and (vi) increase the interest rate under each facility by 100 basis points.
On March 17, 2009 and March 24, 2009, AbitibiBowater, Bowater and other parties to its U.S. and Canadian bank credit facilities entered into letter agreements modifying Bowater’s U.S. and Canadian credit agreements to, among other things, extend the dates for (i) a reduction of the outstanding overadvance permitted by the credit agreements by approximately $15 million and (ii) a reduction of the maximum amount of available foreign accounts receivable included in the borrowing base of each credit agreement by $15 million.
Short-term bank debt
Short-term bank debt, as of December 31, 2008 and 2007, was comprised of the following. However, the commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our debt, and the majority of those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the commencement of the Creditor Protection Proceedings.

(In millions)	2008	2007

Bowater bank credit facilities	$330	$205
Abitibi Term Loan	347	-
Abitibi bank credit facilities	-	384

	$677	$589

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1 and 4)
Notes to Consolidated Financial Statements
Long-term debt
Long-term debt, including current installments, as of December 31, 2008 and 2007, was comprised of the following. However, the commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our debt, and the majority of those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the commencement of the Creditor Protection Proceedings.

	As of December 31, 2008
		Unamortized
	Principal	Premium		As of December 31,
(In millions)	Amount	(Discount)	Effective Rate	2008	2007

Unsecured Debt of Abitibi:
7.875% Notes due 2009	$8	$-	10.5%	$8	$144
8.55% Notes due 2010	395	(30)	13.9%	365	350
15.50% Senior Notes due 2010	293	(62)	36.8%	231	-
7.75% Notes due 2011	200	(27)	14.5%	173	165
Floating Rate Notes due 2011 (5.50% at December 31, 2008)	200	(27)	LIBOR +10.2%	173	164
0% Debentures, due in installments through 2012	11	(3)	13.9%	8	9
6.00% Notes due 2013	350	(77)	12.6%	273	261
8.375% Notes due 2015	450	(89)	13.1%	361	353
7.40% Debentures due 2018	100	(24)	11.8%	76	74
7.50% Debentures due 2028	250	(79)	11.6%	171	170
8.50% Debentures due 2029	250	(68)	12.1%	182	181
8.85% Debentures due 2030	450	(116)	12.3%	334	333
6.95% Notes due 2008	-	-		-	195
5.25% Notes due 2008	-	-		-	149
7.132% Notes due 2017 (1)	-	-		-	249

Secured Debt of Abitibi:
13.75% Senior Secured Notes due 2011	413	-		413	-

Unsecured Debt of Bowater:
9.00% Debentures due 2009	248	-		248	248
Floating Rate Senior Notes due 2010 (5.82% at December 31, 2008)	234	-		234	234
10.60% Notes due 2011	70	6	6.6%	76	79
7.95% Notes due 2011	600	-	7.9%	600	599
9.50% Debentures due 2012	125	-		125	125
6.50% Notes due 2013	400	(1)	6.5%	399	399
10.85% Debentures due 2014	103	21	6.5%	124	145
7.625% Recycling facilities revenue bonds due 2016	30	-		30	30
9.375% Debentures due 2021	200	(1)	9.4%	199	199
7.75% Recycling facilities revenue bonds due 2022	62	-		62	62
7.40% Recycling facilities revenue bonds due 2022	40	-		40	40
Floating Rate Industrial revenue bonds due 2029 (1.35% at December 31, 2008)	34	-		34	34
10.50% Notes due at various dates from 2009 to 2010	20	1	7.3%	21	38
10.26% Notes due at various dates from 2009 to 2011	7	-	7.2%	7	10
6.5% UDAG loan agreement due at various dates from 2009 to 2010	5	-		5	5
7.40% Pollution control revenue bonds due at various dates from 2009 to 2010	4	-		4	5
10.63% Notes due 2010	3	-		3	3
Non-interest bearing loan with Government of Quebec due 2008	-	-		-	7

Unsecured Debt of AbitibiBowater:
8% (10% if paid in kind) Convertible Notes due 2013	369	(95)	17.5%	274	-

Long-term debt	5,924	(671)		5,253	5,059
Capital lease obligation (2)	40	—		40	-

	$5,964	$(671)		5,293	5,059
Less: Current installments of long-term debt (including capital lease obligation)				(278)	(364)

Long-term debt, net of current installments				$5,015	$4,695

(1)	As of December 31, 2008, this long-term debt has been classified as “Liabilities associated with assets held for sale” in our Consolidated Balance Sheets. See Note 7, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets.”

(2)	For additional information, see Note 24, “Timberland, Capital and Operating Leases and Purchase Obligations.”

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1 and 4)
Notes to Consolidated Financial Statements
Total debt
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our debt obligations, and the majority of those obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the commencement of the Creditor Protection Proceedings. In addition, our current debt obligations are subject to change in connection with our overall reorganization plan in connection with our Creditor Protection Proceedings. As a result, the expected cash outlays for our debt obligations and their impact on our cash flow and liquidity in future periods are expected to change and we are currently not able to determine the amounts and timing of those obligations. Accordingly, as of December 31, 2008, the principal amount of long-term debt maturities, excluding capital lease obligations (see Note 24, “Timberland, Capital and Operating Leases and Purchase Obligations”), based on the original payment terms specified in the underlying debt agreement, was as follows:

			Abitibi-
(In millions)	Abitibi	Bowater	Bowater	Total

2009	$11	$262	$-	$273
2010	691	257	-	948
2011	816	672	-	1,488
2012	2	125	-	127
2013	350	400	369	1,119
Thereafter	1,500	469	-	1,969

	3,370	2,185	369	5,924
Discounts and revaluation of debt	(602)	26	(95)	(671)

	$2,768	$2,211	$274	$5,253

The amounts due in 2009 are recorded as “Current installments of long-term debt” in our Consolidated Balance Sheets. All other amounts are recorded as “Long-term debt, net of current installments.” Total long-term debt, net of current installments, includes a reduction of $511 million and $576 million at December 31, 2008 and 2007, respectively, due to the revaluation of the debt balances upon the acquisition of Abitibi in October 2007, the acquisition of the Grenada Operations paper mill in August 2000 and the acquisition of Avenor Inc. in July 1998. Total long-term debt, net of current installments, also includes unamortized original issue discounts of $160 million and $3 million at December 31, 2008 and 2007, respectively.
Gains and losses from repurchase of debt
During 2006, we repurchased approximately $16 million of our $250 million Floating Rate Senior Notes due March 15, 2010 and approximately $2 million of our 9.00% Debentures due August 1, 2009 for total cash consideration of approximately $18 million. In conjunction with these transactions, we recorded charges of less than $1 million for premiums, fees and unamortized deferred financing fees, which are included in “Other income, net” in our Consolidated Statements of Operations. Additionally, during 2006, we also repurchased approximately $95 million face value of our Series A, 10.625% notes due June 15, 2010 for total cash consideration of approximately $103 million. In conjunction with this transaction, we recorded a gain on extinguishment of debt of approximately $13 million and recorded charges for premiums and fees of approximately $8 million, all of which are included in “Other income, net” in our Consolidated Statements of Operations.
Fair value of notes and debentures
The fair value of our notes and debentures was determined by reference to quoted market prices or by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities. The fair value of our debt as of December 31, 2008 and 2007 was approximately $1.7 billion and $4.4 billion, respectively.
Assets pledged as collateral
The carrying value of assets pledged as collateral for our total debt obligations was approximately $5.6 billion as of December 31, 2008.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Interest expense
Interest expense for the years ended December 31, 2008, 2007 and 2006 was comprised of the following:

(In millions)	2008	2007	2006

Components of interest expense:
Amortization of deferred financing costs	$41	$4	$5
Amortization of debt discount	30	-	-
Amortization of debt revaluation	52	4	(9)

Total amortization	123	8	(4)
Change in fair value of interest rate swaps	(11)	(7)	-
Interest paid or accrued	594	248	200

Interest expense	$706	$249	$196

Note 17. Monetization of Timber Notes
In connection with certain timberland sales transactions in 2002 and prior years, Bowater received a portion of the sale proceeds in notes receivable from institutional investors. In order to increase our liquidity, we monetized these notes receivable using qualified special-purpose entities (“QSPEs”) set up in accordance with SFAS 140. The more significant aspects of the QSPEs are as follows:
•	The QSPEs are not consolidated within our financial statements. The business purpose of the QSPEs is to hold the notes receivable and issue fixed and floating rate senior notes, which are secured by the notes receivable, to third parties. The value of these debt securities is equal to approximately 90% of the value of the notes receivable. The full principal amounts of the notes receivable are backed by letters of credit issued by third-party financial institutions.

•	Our retained interest consists principally of the net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued by the QSPE to third parties) and a cash reserve account. Fair value of our retained interests was estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates. Our retained interest is recorded at a proportional amount of the previous carrying amount of the notes receivable and treated as interest-bearing investments.

•	The cash reserve accounts were established at inception and are required to meet specified minimum levels throughout the life of the debt issued by the QSPEs to third-party investors. Any excess cash flows revert to Bowater on a quarterly or semi-annual basis. The cash reserve accounts revert to Bowater at the maturity date of the third-party debt.
•	We may be required to make capital contributions to the QSPEs from time to time in sufficient amounts so that the QSPEs will be able to comply with their covenants regarding the payment of taxes, maintenance as entities in good standing, transaction fees, contractual indemnification of the collateral agent and certain other parties, and the maintenance of specified minimum amounts in the cash reserve account. Notwithstanding these covenants, because of the expected net available cash flow to the QSPEs (interest and principal on notes receivable backed by letters of credit will be in excess of interest and principal on debt securities), we do not expect to be required to make additional capital contributions, nor have any capital contributions been required to date.

•	No QSPEs are permitted to hold AbitibiBowater common stock and there are no commitments or guarantees that provide for the potential issuance of AbitibiBowater common stock. These entities do not engage in speculative activities of any description and are not used to hedge AbitibiBowater positions, and no AbitibiBowater employee is permitted to invest in any QSPE.

•	In connection with Bowater’s 1999 land sale and note monetization, Bowater previously guaranteed 25% of the outstanding investor notes principal balance of Timber Note Holdings LLC, one of our QSPEs. The remaining principal amount of these investor notes was prepaid in the fourth quarter of 2008. As a result of the prepayment of these notes, there is no longer a guarantee by Bowater.
We are currently determining the impact, if any, on the QSPEs as a result of the commencement of our Creditor Protection Proceedings.
The following summarizes our retained interest in QSPEs included in “Other assets” in our Consolidated Balance Sheets as of December 31, 2008 and 2007:

(In millions)	2008	2007

Calhoun Note Holdings AT LLC	$7	$7
Calhoun Note Holdings TI LLC	10	10
Bowater Catawba Note Holdings I LLC	2	2
Bowater Catawba Note Holdings II LLC	10	10
Timber Note Holdings LLC	-	3
Bowater Saluda Note Holdings LLC	8	8

	$37	$40

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Note 18. Financial Instruments
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
Currently, it is unclear the extent to which we will, or will be permitted to, utilize derivative instruments during the pendency of the Creditor Protection Proceedings.
Cogeneration contract embedded derivative
A cogeneration facility was constructed by a third party at the site of the Bridgewater facility, the construction and commissioning of which was completed in 2000. We entered into a 15 year contract, ending May 31, 2015, with this third party for the purchase of steam and electricity produced at this cogeneration facility. The contract also provides for a “standing charge” to cover both the cost of construction of the cogeneration facility and other fixed expenses for the operation of the facility. Termination or transfer of the contract prior to May 31, 2015, is subject to a termination charge based on the number of years remaining on the contract, whereas the ownership of the cogeneration facility would revert to us upon payment of the termination charge. At December 31, 2008 the termination charge was approximately £53 million ($77). The cogeneration facility is being operated by the third party. At the termination of the agreement, ownership of the cogeneration facility transfers to us for a nominal amount. We have accounted for the cogeneration facility contract as a capital lease.
This contract also contains two embedded derivative features; an index forward contracts component and a call option component, which have been bundled together as a single and compound embedded derivative instrument:
•	The annual standing charge, a significant portion of which represents minimum lease payments, was fixed at inception of the contract, but is annually indexed on a formula using various indices, such as gas, electricity, heavy oil, gas oil and inflation. As the standing charge is indexed to commodity prices, the indexing formula is not clearly and closely related to the contract standing charge. Therefore, this indexation mechanism constitutes an embedded derivative feature. This embedded derivative component captures the changes in the standing charge that result from changes in the indices and is therefore bifurcated and accounted for separately from the “minimum” lease payments. In order to determine the fair value of this embedded derivative component, the standing charge, including the current gas, electricity and oil indices are priced as forward contracts (“index forward contracts”) and future cash flows based on these indices, a portion of which is not observable, are projected over the remaining term of the contract (2015), after deduction for the minimum lease payments. The present value of the future payments on this embedded derivative component are then determined.

•	In calculating the fair value of the embedded derivative, we have also considered the termination charge mechanism as a cap on the fair value of the various components of the contract (embedded derivative and the capital lease obligation), thus in essence a “call option” (which is currently considered in-the-money) to terminate the contract for a determinable (i.e. strike) price. As such, the termination charge is considered a series of call options with strike prices that change over time subject to a pre-determined contractual schedule. The fair value of the option is calculated by taking into account the difference between the total contract obligation and the termination charge.
The embedded derivative is recorded at fair value with changes in fair value reported in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. The carrying value of the embedded derivative is also impacted by foreign currency translation adjustments, with changes related to exchange recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. The embedded derivative’s carrying value decreased by approximately $9 million, net, of which approximately $14 million was related to foreign currency translation and was partially offset by an increase of approximately $5 million related to the change in fair value of the embedded derivative. The embedded derivative was estimated at $40 million as of December 31, 2008 and was recorded in “Other long-term liabilities” in our Consolidated Balance Sheets.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Canadian dollar and U.S. dollar forward contracts and U.S. dollar tunnel contracts
We pay a significant portion of the operating expenses of our Canadian mill sites in Canadian dollars. To reduce our exposure to U.S.-Canadian dollar exchange rate fluctuations, we periodically enter into and designate forward contracts and tunnel contracts to hedge certain of our forecasted Canadian dollar cash outflows at our Canadian mill operations, which we believe are probable of occurring. Hedge ineffectiveness associated with these forward contracts was negligible for the periods presented. There were no contracts outstanding as of December 31, 2008.
British pound sterling forward contracts
We have entered into sales agreements denominated in British pound sterling. We began entering into currency forward contracts in early 2007 to partially limit our exposure to British pound sterling-U.S. dollar exchange rate fluctuations with respect to our British pound sterling sales. During 2007, these currency forward contracts did not qualify for hedge accounting treatment and were recorded at fair value with changes in fair value reported in “Sales” in the Consolidated Statements of Operations. The net pre-tax loss recognized on these contracts for the years ended December 31, 2008 and 2007 was negligible. During 2008, these currency forward contracts qualified for hedge accounting treatment and hedge ineffectiveness associated with these forward contracts was negligible for the year ended December 31, 2008. There were no contracts outstanding as of December 31, 2008.
Natural gas hedging instruments
We began entering into natural gas swap agreements in 2006 under our natural gas hedging program for the purpose of reducing the risk inherent in fluctuating natural gas prices. Our natural gas costs are based on a publicly traded index of natural gas prices plus a fixed amount. The natural gas swap agreements allow us to minimize the effect of fluctuations in that index by contractually exchanging the publicly traded index upon which we are billed for a fixed amount of natural gas costs. The swap agreements, which did not qualify for hedge accounting treatment during the year, are recorded at fair value with changes in fair value reported in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in the Consolidated Statements of Operations. As a result, less than $1 million of pre-tax gains, approximately $1 million of pre-tax losses and less than $1 million of pre-tax losses were recognized in our Consolidated Statements of Operations in 2008, 2007 and 2006, respectively, for contracts that we entered into to economically hedge forecasted transactions.
Interest rate swaps
We acquired Abitibi’s outstanding interest rate swaps in the Combination. Abitibi had utilized interest rate swaps to manage their fixed and floating interest rate mix on their long-term debt. The interest rate swaps do not qualify for hedge accounting treatment after the Combination; therefore, changes in fair value of these derivative instruments is recorded in “Interest expense” in the Consolidated Statements of Operations. Approximately $13 million and $7 million of pre-tax gains were included in interest expense in 2008 and 2007, respectively.
Monetization of financial instruments
Abitibi’s foreign exchange instruments were in a substantial gain position at the date of the Combination due to the strengthening of the Canadian dollar against the U.S. dollar. In November 2007, the Board authorized the monetization of Abitibi’s forward exchange and tunnel contracts. We completed the monetization of these derivative instruments in 2007 and, as a result, received cash proceeds of approximately $24 million upon the termination of certain of these contracts. For those contracts that were not terminated, we entered into offsetting currency forward contracts to effectuate the monetization. The change in fair value of the contracts from the date of the Combination to the date of the monetization has been recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets and is reclassified into our Consolidated Statements of Operations as the hedged transactions occur.
Information as of December 31, 2008 and 2007 regarding our outstanding Canadian dollar, U.S. dollar, interest rate and natural gas swap contracts’ notional amount, fair market value and range of exchange rates, interest rates or natural gas index prices is summarized in the table below, prior to the impact of the Creditor Protection Proceedings. The fair value of our derivative financial instruments is based on current termination values or quoted market prices of comparable contracts. The notional amount of these natural gas contracts and interest rate swaps represents the principal amount used to calculate the amount of periodic payments and does not represent our exposure on these contracts.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements

				Range Of
				Natural Gas
		Net Asset/		Index Prices,
	Notional	(Liability)	SFAS 157	Interest Rates and
	Amount of	Fair	Valuation	Exchange Rates
(In millions, except rates and prices)	Derivatives	Value	Hierarchy(1)	per US$

As of December 31, 2008:
Natural gas swap agreements due in 2009	$2	$(1)	Level 2	$5.878 – 14.32
Receive fixed rate interest rate swaps	100	7	Level 2	5.40% - 5.42%
Cogeneration contract embedded derivative	Multiple (2)	(40)	Level 3	Multiple (2)

As of December 31, 2007:
Foreign currency exchange agreements:
Buy Canadian dollars due in 2008	$70	$6	n/a	$1.048 - 1.199
Sell Canadian dollars due in 2008	70	(1)	n/a	1.004 - 1.199
Natural gas swap agreements due in 2008	6	-	n/a	6.56 – 9.87
Receive fixed rate interest rate swaps	850	(4)	n/a	2.53% - 4.73%

(1)	As a result of our adoption of SFAS 157 effective January 1, 2008, the change in fair value of our derivative financial instruments was inconsequential at the date of our adoption. At December 31, 2007, the fair value of our derivative financial instruments was based on current termination values or quoted market prices of comparable contracts. At December 31, 2008, the fair value of our derivative instruments was calculated using similar information, except that the values have been adjusted for the risk of non-performance of the obligor in the contract.

(2)	The cogeneration contract embedded derivative contains multiple notional amounts and used multiple indices to determine the fair value, as discussed above.
The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. We have entered into master netting agreements with those counterparties that provide that in the event of default, any amounts due to or from a counterparty will be offset. The risk of counterparty nonperformance is considered to be unlikely.
The changes in cash flow hedges included in Accumulated other comprehensive loss for the years ended December 31, 2008, 2007 and 2006 were as follows:

(In millions)	2008	2007	2006

Losses (gains) reclassified on matured cash flow hedges	$14	$2	$(31)
Unrecognized losses for change in value on outstanding cash flow hedging instruments	-	(15)	-

	14	(13)	(31)
Income tax	(4)	4	12

	$10	$(9)	$(19)

We do not expect to reclassify gains from “Accumulated other comprehensive loss” to the Consolidated Statements of Operations during the next twelve months.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1 and 4)
Notes to Consolidated Financial Statements
Note 19. Pension and Other Postretirement Benefit Plans
We have multiple contributory and non-contributory defined benefit pension plans covering substantially all of our employees. We also sponsor a number of other postretirement benefit plans (e.g., defined benefit health care and life insurance plans) for retirees (“OPEB plans”) at certain locations. Benefits are based on years of service and, depending on the plan, average compensation earned by employees either during their last years of employment or over their careers. Our cash contributions to the plans have been sufficient to provide pension benefits to participants and meet the funding requirements of Employee Retirement Income Security Act (“ERISA”) in the United States and applicable pension benefits legislation in Canada.
In addition to the previously described plans, we also sponsor a number of defined contribution plans. Employees are allowed to contribute to these plans, and for the most part we make matching contributions varying from 40% to 50% on the first 6% of a union hourly employee’s contribution, and, beginning in 2007, a matching contribution of 100% on the first 3% and 50% on the next 2% of a salaried or non-union employee’s contribution. Effective April 1, 2009, the matching contribution was indefinitely suspended. Prior to 2007, we made matching contributions of 60% on the first 6% of a salaried or non-union employee’s annual compensation. On January 1, 2007 we began making an automatic contribution, regardless of the employee’s contribution, of 2.5% to 6.5% of a salaried or non-union employee’s annual compensation, depending on their age plus years of service on the previous December 31. The new automatic contribution for salaried and non-union employees was implemented as a result of the freeze of benefits effective January 1, 2007 for certain employees under our defined benefit pension plan for U.S. salaried employees. Our expense for the defined contribution plans totaled $19 million in 2008, $11 million in 2007 and $7 million in 2006.
Certain of the above plans are covered under collective bargaining agreements.
The amounts described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Creditor Protection Proceedings. In particular, as a result of the Creditor Protection Proceedings, our current expectation on pension plan funding in 2009 and beyond is uncertain at this time and is subject to change.
In 2007, a measurement date of September 30 was used for all of our Bowater plans, while the measurement date for our Abitibi plans was October 29, 2007. SFAS 158 required us to switch to a December 31 measurement date beginning in 2008. In lieu of re-measuring our plan assets and projected benefit obligations as of January 1, 2008, we used the earlier measurements determined as of September 30, 2007 and October 29, 2007 for our Bowater and Abitibi plans, respectively. Net periodic benefit cost for this extended period (15 months in the case of Bowater and 14 months in the case of Abitibi) was allocated proportionately to 2007 and 2008. The portion allocated to 2007 was recorded as an adjustment to our opening deficit balance and opening accumulated other comprehensive loss balance on January 1, 2008, and the portion allocated to 2008 was recorded in our Consolidated Statements of Operations for the year ended December 31, 2008. The adoption of the measurement date provision of SFAS 158 resulted in an increase to our opening deficit by $6 million, net of taxes of $2 million, and an increase to our opening accumulated other comprehensive loss by $11 million, net of taxes of $1 million. The increase to our accumulated other comprehensive loss primarily represents the additional net actuarial loss that arose from our fourth quarter of 2007 settlement and curtailment events. The period between the applicable 2007 measurement date and January 1, 2008 is considered the transition period for purposes of disclosure in the following tables. The following tables include our foreign (Canada, United Kingdom and South Korea) and domestic (U.S.) plans. The pension and OPEB projected benefit obligations of the foreign plans are significant relative to the total projected benefit obligations; however, the assumptions used to measure the obligations of those plans are not significantly different from those used for our domestic plans.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
The changes in our pension and OPEB projected benefit obligations and plan assets for the years ended December 31, 2008 and 2007 and the funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets as of December 31, 2008 and 2007 were as follows:

	Pension Plans		OPEB Plans
(In millions)	2008	2007	2008	2007

Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$6,387	$2,316	$401	$264
Projected benefit obligations related to the Combination	-	3,967	-	185
Adjustment due to adoption of SFAS 158:
Service and interest cost during transition period	89	-	7	-
Benefits paid, net of participant contributions, during transition period	(76)	-	-	-
Service cost	71	38	3	2
Interest cost	340	129	23	13
Amendments	-	2	-	(44)
Actuarial gain	(851)	(134)	(16)	(14)
Participant contributions	30	11	5	3
Curtailments, settlements and special termination benefits	9	(21)	5	1
Benefits paid	(427)	(166)	(38)	(17)
Effect of foreign currency exchange rate changes	(913)	245	(29)	8

Projected benefit obligations at end of year	4,659	6,387	361	401

Change in plan assets:
Fair value of plan assets at beginning of year	5,825	1,858	-	-
Plan assets related to the Combination	-	3,559	-	-
Adjustment due to adoption of SFAS 158:
Benefits paid, net of participant contributions, during transition period	(76)	-	-	-
Actual return on plan assets	(540)	217	-	-
Employer contributions	313	129	33	14
Participant contributions	30	11	5	3
Benefits paid	(427)	(166)	(38)	(17)
Effect of foreign currency exchange rate changes	(855)	217	-	-

Fair value of plan assets at end of year	4,270	5,825	-	-

Reconciliation of funded status:
Funded status deficiency	(389)	(562)	(361)	(401)
Post-measurement date contributions	-	66	-	4

Funded status at end of year	$(389)	$(496)	$(361)	$(397)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$139	$98	$-	$-
Accounts payable and accrued liabilities	(36)	(23)	(30)	(32)
Pension and OPEB projected benefit obligations	(492)	(571)	(331)	(365)

Net obligations recognized	$(389)	$(496)	$(361)	$(397)

The sum of the projected benefit obligations and the sum of the fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $3,580 million and $3,052 million, respectively, as of December 31, 2008, and were $4,542 million and $3,903 million, respectively, as of December 31, 2007. The sum of the accumulated projected benefit obligations and the sum of the fair value of plan assets for pension plans with accumulated projected benefit obligations in excess of plan assets were $2,701 million and $2,364 million, respectively, as of December 31, 2008, and were $2,917 million and $2,519 million, respectively, as of December 31, 2007. The total accumulated projected benefit obligations for all pension plans were $4,401 million and $5,981 million as of December 31, 2008 and 2007, respectively.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
The components of net periodic benefit cost relating to our pension and OPEB plans for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Pension Plans			OPEB Plans
(In millions)	2008	2007	2006	2008	2007	2006

Service cost	$71	$47	$44	$3	$3	$4
Interest cost	340	168	119	23	14	16
Expected return on plan assets	(385)	(180)	(122)	-	-	-
Amortization of prior service cost (credit)	3	4	5	(11)	(11)	(6)
Recognized net actuarial loss	7	27	36	6	6	8
Curtailments, settlements and special termination benefits	11	29	14	2	(4)	(6)

	$47	$95	$96	$23	$8	$16

A detail of amounts included in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets can be found in Note 9, “Accumulated Other Comprehensive Loss.” We estimate that $8 million of prior service credits and $4 million of net actuarial gains will be amortized from accumulated other comprehensive loss into our Consolidated Statements of Operations in 2009.
Events impacting net periodic benefit cost for the year ended December 31, 2008
In December 2008, we received an unfavorable ruling by an arbitrator in a claim for additional pension benefits. Accordingly, a curtailment loss of $1 million was included in the net periodic benefit cost of our pension plans.
During the fourth quarter of 2008, certain employees received lump-sum payouts from one of our retirement pension plans. Accordingly, settlement losses of $1 million were included in the net periodic benefit cost of our pension plans.
In November 2008, upon the permanent closure of our Donnacona, Quebec paper mill (see Note 6, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges”), which was indefinitely idled during the first quarter of 2008, approximately 251 positions were eliminated. As a result, a curtailment loss of $1 million was included in the net periodic benefit cost of our pension plans.
In June and November 2008, we recorded special termination benefits of $5 million related to the retirement of certain executives. These special termination benefits were included in the net periodic benefit cost of our pension plans, and will likely result in a settlement loss at the time the benefits are paid.
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
Events impacting net periodic benefit cost for the year ended December 31, 2007
In December 2007, we amended certain of our plans to finance benefits of grandfathered executives and allow for an in-service distribution election for all active members. Accordingly, a curtailment loss of $2 million was included in the net periodic benefit cost of our pension plans.
At various dates from December 2006 to December 2007, certain employees received lump-sum payouts from three of our retirement pension plans. Accordingly, settlement losses of $8 million were included in the net periodic benefit cost of our pension plans.
In November 2007, we announced the permanent closure of our Dalhousie, Quebec mill (see Note 6, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges”). As a result, a curtailment loss of $3 million and special termination benefits of $1 million were included in the net periodic benefit cost of our pension plans, and a curtailment gain of $1 million was included in the net periodic benefit cost of our OPEB plans.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
In June 2007, union members at our Dolbeau, Quebec facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 130 jobs were eliminated. A curtailment loss of approximately $2 million and special termination benefits of $3 million were included in the net periodic benefit cost of our pension plans as a result of the employee reduction.
In May 2007, union members at our Gatineau, Quebec facility ratified a new labor agreement. As a result of a mill-wide restructuring of this facility, 143 jobs were eliminated. A curtailment loss of approximately $2 million and special termination benefits of approximately $2 million were included in the net periodic benefit cost of our pension plans as a result of the employee reductions.
In February 2007, as a result of a mill-wide restructuring of our Thunder Bay, Ontario facility, 157 jobs were eliminated. As a result, a curtailment loss of $2 million and special termination benefits of $4 million were included in the net periodic benefit cost of our pension plans. This event will also result in a settlement loss at the time the benefits are paid.
In October 2006, we approved changes to our OPEB plan for Bowater’s U.S. salaried employees. Benefits for employees were either eliminated or reduced depending on whether the employee met certain age and years of service criteria. As a result, a curtailment gain of $3 million was included in the net periodic benefit cost of our OPEB plans during the year ended December 31, 2007.
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
In June 2006, we approved changes to our defined benefit pension plan for our Canadian salaried employees. Benefits for certain employees were frozen January 1, 2008 and were replaced by a Company contribution to a defined contribution plan. A curtailment loss of approximately $2 million was included in net periodic benefit cost for our pension plans.
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
Assumptions used to determine projected benefit obligations and net periodic benefit cost
The weighted average assumptions used to determine the projected benefit obligations at the measurement dates and the net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Pension Plans			OPEB Plans
	2008	2007	2006	2008	2007	2006

Projected benefit obligations:
Discount rate	7.3%	5.8%	5.4%	7.0%	6.1%	5.8%
Rate of compensation increase	3.0%	2.9%	2.7%	3.0%	3.0%	3.0%
Net periodic benefit cost:
Discount rate	5.8%	5.6%	5.2%	6.1%	5.9%	5.4%
Expected return on assets	7.2%	7.2%	7.5%	-	-	-
Rate of compensation increase	2.5%	2.6%	3.2%	3.0%	3.0%	4.0%

The discount rate for our domestic plans is determined by considering the timing and amount of projected future benefit payments and is based on a portfolio of long-term high quality corporate bonds of a similar duration or, for our foreign plans, a model that matches the plan’s duration to published yield curves. In determining the expected return on assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1 and 4)
Notes to Consolidated Financial Statements
allocation of the pension portfolio. In determining the rate of compensation increase, we reviewed historical salary increases and promotions while considering the impact of current industry conditions and future industry outlook.
The assumed health care cost trend rates used to determine the projected benefit obligations for the OPEB plans as of December 31, 2008 and 2007 were as follows:

	2008	2007

Health care cost trend rate assumed for next year	8.0%	9.7%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.6%	4.8%
Year that the rate reaches the ultimate trend rate	2015	2013

For the health care cost trend rate, we considered historical trends in these types of costs in the U.S. and Canada.
Variations in this health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have had the following impact on our 2008 obligations and costs:

(Dollars in millions)	1% Increase		1% Decrease

OPEB projected benefit obligations	$36	10%	$(31)	(9%)
Service and interest costs	3	12%	(3)	(12%)

Allocation of plan assets
The allocation of fair value by asset category for plan assets held by our pension plans as of the measurement dates for the years ended December 31, 2008 and 2007 were as follows:

	Weighted
	Average Target
	Allocation	2008	2007

Equity securities	48%	51%	50%
Debt securities	52%	49%	49%
Real estate	-	-	1%

	100%	100%	100%

Our investment strategy for our plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to secure our obligations to pay pension benefits to qualifying employees while minimizing and stabilizing pension benefit costs and contributions. The asset allocation for each plan is reviewed periodically and rebalancing toward target asset mix is made when asset classes fall outside of a predetermined range. Risk is managed for each plan through diversification of asset classes, specific constraints imposed within asset classes, annual review of the investment policies to assess the need for changes and monitoring of fund managers for compliance with mandates, as well as performance measurement. A series of permitted and prohibited investments are listed in our respective investment policies. Prohibited investments include investments in the equity or debt securities of AbitibiBowater and its subsidiaries. In June 2008, in response to market disruptions, management approved a tactical de-risking policy to increase debt securities and reduce equity securities. Over the last half of 2008, debt securities were increased to approximately 75%. In December 2008, assets were rebalanced towards a normalized allocation of 50% equity securities and 50% debt securities for the majority of our pension plans.
Expected future contributions and benefit payments
We originally estimated our 2009 contributions, prior to the impact of the Creditor Protection Proceedings, to be approximately $230 million to our pension plans and approximately $30 million to our OPEB plans. We are evaluating our pension and OPEB benefit obligations in the context of the Creditor Protection Proceedings and as a result, our current expectations regarding such obligations in 2009 and beyond are uncertain at this time and are subject to change.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
The following benefit payments are expected to be paid from the plans’ net assets. The OPEB plans’ projected benefit payments have been reduced by expected Medicare subsidy receipts associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

	Pension	OPEB	Expected Subsidy
(In millions)	Plans	Plans	Receipts

2009	$399	$30	$1
2010	385	30	2
2011	413	30	2
2012	490	30	2
2013	417	30	2
2014 – 2018	1,961	148	13

Note 20. Income Taxes
Loss before income taxes, minority interests, extraordinary item and cumulative effect of accounting change by taxing jurisdiction for the years ended December 31, 2008, 2007 and 2006 were as follows:

(In millions)	2008	2007	2006

United States	$(118)	$(26)	$194
Foreign	(1,925)	(623)	(305)

	$(2,043)	$(649)	$(111)

Income tax benefit (provision) for the years ended December 31, 2008, 2007 and 2006 was comprised of the following:

(In millions)	2008	2007	2006

Federal:
Current	$-	$6	$6
Deferred	(32)	39	(46)

	(32)	45	(40)

State:
Current	(1)	(1)	(1)
Deferred	1	3	9

	-	2	8

Foreign:
Current	-	(7)	1
Deferred	124	118	12

	124	111	13

Total:
Current	(1)	(2)	6
Deferred	93	160	(25)

	$92	$158	$(19)

Deferred income taxes as of December 31, 2008 and 2007 were comprised of the following. The impact of the Creditor Protection Proceedings on these balances and net operating loss carryforwards is not presently determinable.

(In millions)	2008	2007

Timber and timberlands	$(15)	$(21)
Fixed assets, net	(368)	(658)
Deferred gains	(105)	(113)
Other assets	(146)	(199)

Deferred tax liabilities	(634)	(991)

Current assets and liabilities	40	33
Employee benefits and other long-term liabilities	222	-
United States tax credit carryforwards	87	96
Canadian investment tax credit carryforwards	305	349
Ordinary loss carryforwards	609	718
Valuation allowance	(772)	(415)

Deferred tax assets	491	781

Net deferred tax liability	$(143)	$(210)

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
As of December 31, 2008, $117 million of the deferred tax liability is presented as a component of “Liabilities associated with assets held for sale” in our Consolidated Balance Sheets.
The income tax benefit (provision) attributable to loss before income taxes, minority interests, extraordinary item and cumulative effect of accounting change differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the years ended December 31, 2008, 2007 and 2006 as a result of the following:

(In millions)	2008	2007	2006

Loss before income taxes, minority interests, extraordinary item and cumulative effect of accounting change	$(2,043)	$(649)	$(111)

Income tax benefit (provision):
Expected income tax benefit	715	227	39
Increase (decrease) in income taxes resulting from:
Valuation allowance (1)	(331)	(147)	(27)
Tax reserves	(6)	16	13
Goodwill (2)	(251)	-	(77)
Foreign exchange	313	(23)	(5)
State income taxes, net of federal income tax benefit	2	4	(5)
Foreign taxes	(323)	43	40
Change in statutory tax rates	-	54	-
Other, net	(27)	(16)	3

	$92	$158	$(19)

(1)	We have significant deferred tax assets in the U.S. and Canada related to tax credit carryforwards and ordinary loss carryforwards. The carrying value of our deferred tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits, or in the absence of sufficient future taxable income, that we would implement tax planning strategies to generate sufficient taxable income. If these tax planning strategies, estimates and related assumptions change in the future, we may be required to reduce the value of our deferred tax assets, resulting in additional income tax expense. Income tax benefits generated on the majority of our operating losses outside the United States in 2008, 2007 and 2006 were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future operating losses generated by these operations will probably be offset by additional increases to the valuation allowance (tax charge). This would have a negative impact on our overall effective income tax rate in future periods. In addition, certain events transpired during the fourth quarter of 2008 that led management to reassess its expectations of the realization of the deferred tax assets in the majority of our U.S. operations and to conclude that a full valuation allowance was necessary. The valuation of deferred tax assets requires judgment based on the weight of all available evidence. Based on the existence of significant negative evidence such as a cumulative three-year loss and our financial condition, we concluded that a full valuation allowance was necessary on net deferred tax assets. Management will reassess the realization of the deferred tax assets based on the criteria of SFAS No. 109, “Accounting for Income Taxes,” each reporting period. To the extent that our financial results of operations improve and the deferred tax assets become realizable, the valuation allowance will be reduced through earnings.

(2)	We recorded goodwill impairment charges of $810 million and $200 million during the years ended December 31, 2008 and 2006, respectively. No tax benefits were provided by these charges.
We adopted the provisions of FIN 48 on January 1, 2007, which resulted in a decrease in our liability for unrecognized tax benefits of $2 million, which we accounted for as a reduction of our January 1, 2007 opening deficit balance. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007 was as follows:

(In millions)	2008	2007

Beginning of year	$88	$28
Increase (decrease) in unrecognized tax benefits resulting from:
Positions taken in a prior period	21	1
Combination	29	82
Positions taken in the current period	12	-
Settlements with taxing authorities	(1)	(2)
Change in Canadian foreign exchange rate	(4)	(3)
Expiration of statute of limitations	(7)	(18)

End of year	$138	$88

We recognize interest and penalties accrued related to unrecognized tax benefits as components of income tax benefit (provision). The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $136 million. If recognized, these items would impact the Consolidated Statements of Operations and our effective tax rate. We anticipate that the total amount of unrecognized tax benefits will decrease by approximately $7 million to $8 million during the next twelve months due to certain U.S. federal and state statute of limitations expiring, primarily in the third quarter of 2009. The

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1 and 4)
Notes to Consolidated Financial Statements
approximate $7 million to $8 million of unrecognized tax benefits is attributable to various U.S. income tax issues including interest deductibility, intercompany transactions and purchase price allocations. We remain subject to income tax examinations in Canada for tax years 2003-2007 and in the U.S. for tax years 2005-2007. In March 2009, legislation in Canada was enacted which will result in a reversal of $36 million of unrecognized tax benefits, which will be reflected in our first quarter 2009 financial statements.
As of at December 31, 2008, we had U.S. federal and state net operating loss carryforwards of $793 million and $1,076 million, respectively, and Canadian federal and provincial net operating loss carryforwards of $678 million and $783 million, respectively. In addition, $305 million of Canadian investment tax credit and expense carryforwards and $82 million of U.S. tax credit carryforwards were available to reduce future income taxes. The U.S. federal and state loss carryforwards expire at various dates up to 2028. The Canadian non-capital loss and investment tax credit carryforwards expire at various dates between 2009 and 2028. Of the U.S. tax credit carryforwards, $79 million consists of alternative minimum tax credits that have no expiration. A valuation allowance totaling $832 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain.
As of December 31, 2008 and 2007, we had unremitted earnings of our subsidiaries outside the United States totaling $162 million and $103 million, respectively, which have been deemed to be permanently invested. No deferred tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.
In the normal course of business, we are subject to audits from the federal, state, provincial and other tax authorities regarding various tax liabilities. The U.S. federal statute of limitations for pre-2005 tax years expired on September 15, 2008. We are not currently under audit by the IRS regarding the post-2003 tax years. The Canadian taxing authorities are auditing years 2002 through 2006 for our Canadian entities. There were no significant adjustments to our tax liabilities arising from any audits over the last three years.
Any audits may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amount accrued. We believe that taxes accrued on our Consolidated Balance Sheets fairly represent the amount of future tax liability due.
Note 21. Commitments and Contingencies
Creditor Protection Proceedings
On April 16, 2009, AbitibiBowater and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for relief under Chapter 11. In addition, on April 17, 2009, AbitibiBowater and certain of its Canadian subsidiaries sought creditor protection under the CCAA. On April 17, 2009, Abitibi and ACCC each filed Chapter 15 Cases in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. See Note 4, “Creditor Protection Proceedings,” for additional information.
Extraordinary loss on expropriation of assets
On December 16, 2008, following our December 4, 2008 announcement of the permanent closure of our Grand Falls paper mill, the Government of Newfoundland and Labrador, Canada passed legislation under Bill 75 to expropriate all of our timber rights, water rights, leases and hydroelectric assets in the Province of Newfoundland and Labrador, whether partially or wholly owned through our subsidiaries and affiliated entities. The Government of Newfoundland and Labrador also announced that it does not plan to compensate us for the loss of the water and timber rights, but has indicated that it may compensate us for certain of our hydroelectric assets. However, it has made no commitment to ensure that such compensation would represent the fair market value of such assets. As a result of the expropriation, in the fourth quarter of 2008, we recorded, as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million, or $4.45 per share, with no related income tax benefit.
We have retained legal counsel to review all legal options. On April 23, 2009, we filed a Notice of Intent to Submit a Claim to Arbitration (the “Notice of Intent”) under the North American Free Trade Agreement (“NAFTA”), relating to the expropriation of these assets specifying violations by the Government of Newfoundland and Labrador under the terms of NAFTA, for which the Government of Canada is responsible. Although there is no guarantee regarding the outcome and receipt of fair compensation under the terms of NAFTA, we believe that the Government of Newfoundland and Labrador has violated the terms of NAFTA, and that we (a U.S. domiciled company) should be fairly compensated for the expropriation. Under the terms of NAFTA, compensation for expropriated assets is based on fair market value. The Notice of Intent asserts that the expropriation was arbitrary, discriminatory and illegal, and we are seeking in excess of CDN$300 million in direct compensation for the fair market value of the expropriated rights and assets, plus additional costs and further relief as the Arbitral Tribunal may deem just and appropriate. We have asserted in the Notice of Intent that the expropriation unquestionably breaches Canada’s NAFTA obligations on a number of grounds, including among others: (i) the criteria for expropriation are not met in Bill 75; (ii) Bill 75 does not ensure payment for the fair market value of the expropriated rights and assets; (iii) Bill 75 purports to strip us of any rights to access the courts, which is independently a violation of NAFTA; and (iv) Bill 75 is retaliatory in nature and discriminates against us. We have filed the Notice of Intent as part of the dispute resolution mechanism available under NAFTA and will submit the claim to arbitration in three months, pursuant to the relevant NAFTA provisions, should this matter not be resolved by that date. Although we believe that the Canadian Government will be required to compensate us for the fair market value of the expropriated assets, we have not recognized any asset for such claim in these financial statements.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1 and 4)
Notes to Consolidated Financial Statements
Legal items
We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Although the final outcome of any of these matters is subject to many variables and cannot be predicted with any degree of certainty, we establish reserves for a matter when we believe an adverse outcome is probable and the amount can be reasonably estimated. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on our results of operations in any given quarter or year. Subject to certain exceptions, all litigation against us in respect of AbitibiBowater that arose or may arise out of pre-petition conduct or acts is subject to the automatic stay provisions of Chapter 11 and the CCAA and the orders of the U.S. Court and the Canadian Court rendered thereunder. As a result, we believe that these matters will not have a material adverse effect on our results of operations during the Creditor Protection Proceedings.
Following the announcement of the permanent closure of our Donnacona paper mill (the “Donnacona mill”), on December 3, 2008, the Centrale Syndicale Nationale (“CSN”) and the employees of the Donnacona mill filed, against us, Investissement Quebec and the Government of the Province of Quebec, a civil lawsuit before the Superior Court of the district of Quebec. The CSN and the employees also filed a grievance claim for labor arbitration on the same basis. The CSN and the employees are claiming an amount of approximately $48 million in salary through April 30, 2011, as well as moral and exemplary damages, arguing that we failed to respect the obligations subscribed in the context of a loan made by Investissement Quebec. The CSN and the employees are also claiming that Investissement Quebec and the Government are solidarily responsible for the loss allegedly sustained by the employees. We believe our defense is meritorious and intend to contest this matter vigorously.
On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the Combination. This complaint was dismissed and the matter is now before the Court of Common Pleas in Greenville County, South Carolina, where the parties are currently involved in the initial stages of the litigation, including discovery and the maintaining of various procedural motions. The Levin Group, L.P. seeks damages of no less than $70 million, related costs and such other relief as the court deems just and proper. We believe this claim is entirely without merit and intend to continue to contest this matter vigorously.
On April 26, 2006, we received a notice of violation from the U.S. Environmental Protection Agency (“EPA”) alleging four violations of the Clean Air Act (“CAA”) at our Calhoun mill for which penalties in excess of $100,000 could be imposed. We have strong arguments that the Calhoun mill did not violate the CAA and continue to discuss these issues with the EPA.
Since late 2001, Bowater, several other paper companies, and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury. These suits have been filed by approximately 1,800 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York, Tennessee and Texas. Approximately 1,000 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 800 claims remain. Insurers are defending these claims, and we believe that all of these asbestos-related claims are covered by insurance, subject to any applicable deductibles and our insurers’ rights to dispute coverage. While it is not possible to predict with certainty the outcome of these matters, we do not expect these claims to have a material adverse impact on our business, financial position or results of operations.
Lumber duties
Lumber duties imposed by the U.S. Department of Commerce were effective for lumber shipments from Canada to the U.S. beginning May 22, 2002. Between May 22, 2002 and October 12, 2006, we paid duties totaling approximately $113 million to cover the various duty rates then in effect. Lumber duties were included as a component of “Distribution costs” in our Consolidated Statements of Operations.
On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U. S. became effective (the “2006 Softwood Lumber Agreement”). The agreement provides for the return of approximately $4.5 billion in accumulated cash deposits to Canadian interests with the remaining $1 billion to U.S. interests. Through an arrangement with Export Development Corporation, which the government of Canada designated as its agent to expedite the refund of duties, we recovered approximately $104 million on November 10, 2006. The refund consisted of a return of $92 million of the duties paid and $12 million in interest due the Company. We do not expect to recover any additional amounts.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1 and 4)
Notes to Consolidated Financial Statements
The 2006 Softwood Lumber Agreement provides for softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. Volume quotas have been established for each company within the provinces of Ontario and Quebec based on historical production, and the volume quotas are not transferable between provinces. The volume that we were allocated was insufficient to operate both our Ignace and Thunder Bay, Ontario sawmills; therefore, we decided to indefinitely shut our Ignace sawmill in December 2006. U.S. composite prices would have to rise above $355 composite per thousand board feet before the quota volume restrictions would be lifted, which had not occurred as of December 31, 2008.
In 2005, the Province of Quebec mandated that the annual harvests of softwood timber on Crown-owned land would be reduced 20% below 2004 levels. The 20% reduction was required to be achieved, on average, for the period 2005 to 2008. In December 2006, the Province of Quebec increased that reduction to 23.8% below 2004 levels for the period 2008 to 2013. These requirements did not have any material impact on our results of operations or financial condition during 2006, 2007 or 2008.
In February 2009, the LCIA tribunal (formerly the London Court of International Arbitration) issued its decision on a remedy in the softwood lumber arbitration in which Canada was found to have breached the 2006 Softwood Lumber Agreement between the United States and Canada by failing to properly calculate quotas during six months of 2007. The tribunal determined that, as an appropriate adjustment to compensate for the breach, Canada must collect an additional 10 percent ad valorem export charge on softwood lumber shipments from Eastern Canadian provinces, including Quebec and Ontario, until Cdn$68.26 million has been collected or the breach is cured some other way. If Canada fails to cure the breach, the United States is authorized to impose duties up to the amount specified by the tribunal. In April 2009, the United States announced that it would impose 10 percent ad valorem customs duties on imports of softwood lumber products in response to Canada’s failure to cure the breach. We estimate that such duties will not have a significant impact on our results of operations and financial condition.
Letters of credit
There were outstanding letters of credit commitments totaling $98 million at December 31, 2008 (primarily for employee benefit programs, certain debt obligations and other purchase commitments), reducing availability under our revolving bank credit facilities. The commencement of the Creditor Protection Proceedings constituted an event of default under these credit facilities.
Employees
As of December 31, 2008, we employed approximately 15,900 people, of whom approximately 11,600 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union in Canada and predominantly by the United Steelworkers Union in the United States.
A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada will expire in the second quarter of 2009. The collective bargaining agreement for the Calhoun, Tennessee facility, which expired in July 2008, has not been renewed. The collective bargaining agreement which covers the Catawba, South Carolina facility expires in April 2009. The employees at the facility in Mokpo, South Korea have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear. While negotiations with the unions in the past have resulted in collective agreements being signed, as is the case with any negotiation, we may not be able to negotiate acceptable new agreements, which could result in strikes or work stoppages by affected employees. Renewal of collective bargaining agreements could also result in higher wage or benefit costs. Therefore, we could experience a disruption of our operations or higher ongoing labor costs.
The Communications, Energy and Paperworkers Union of Canada has selected contract talks with us to set the industry-wide pattern for contracts that will replace current agreements that expire at the end of April 2009.
At this time, we cannot predict the impact of the Creditor Protection Proceedings on our labor costs and relations.
Environmental matters
We may be a “potentially responsible party” with respect to three hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was already contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The third site, at our mill in Coosa Pines, Alabama, contained buried drums and has been remediated pursuant to RCRA. We continue to monitor the groundwater. We believe we will not be liable for any significant amounts at any of these sites.
As of December 31, 2008, we have recorded $18 million for environmental liabilities, of which approximately $17 million relates to environmental reserves established in connection with prior acquisitions, including the Combination. The majority of these liabilities are recorded at discounted amounts and are included in “Other long-term liabilities” in the Consolidated Balance Sheets. The $18 million represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for these liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1 and 4)
Notes to Consolidated Financial Statements
The activity for the liabilities associated with environmental costs related to prior acquisitions or dispositions for the years ended December 31, 2008, 2007 and 2006 was as follows:

(In millions)	2008	2007	2006

Beginning of year	$24	$18	$19
Payments against reserve (1)	(4)	(17)	(2)
Increase to reserve (2)	3	22	1
Transfer to liabilities associated with assets held for sale	(2)	-	-
Foreign exchange	(4)	1	-

End of year	$17	$24	$18

(1)	Approximately $15 million of the payments against the reserve in 2007 were to Weyerhaeuser Company (“Weyerhaeuser”) relating to a September 2007 binding arbitration award for a claim regarding the cost of certain environmental matters related to the 1998 sale of our pulp and paper facility in Dryden, Ontario to Weyerhaeuser.

(2)	Approximately $21 million of the increase during the year ended December 31, 2007 was attributable to the Combination.
Note 22. Share Capital
Refer to Note 3, “Business Combination,” for information regarding the merger of Abitibi and Bowater and the resulting issuance of shares.
Preferred stock
AbitibiBowater is authorized to issue 10 million shares of serial preferred stock, $1 par value per share. As of December 31, 2008 and 2007, no preferred shares were issued and outstanding.
Common stock
On June 5, 2008, our stockholders approved an amendment to AbitibiBowater’s Certificate of Incorporation to increase the number of authorized shares of AbitibiBowater’s common stock from 100 million shares to 150 million shares. The par value of AbitibiBowater’s common stock is $1 per share. As of December 31, 2008, 4.4 million shares of common stock were reserved for issuance upon the exchange of AbitibiBowater Canada Inc. exchangeable shares, 37.0 million shares of common stock were reserved for issuance upon the conversion of the Convertible Notes and 5.7 million shares of common stock were reserved for issuance upon the exercise from time to time of stock options and other share-based awards. On April 16, 2009, we received notice from the NYSE that it had determined to immediately suspend the trading of our common stock on the NYSE. The NYSE stated that its decision was based on the commencement of the Chapter 11 Cases. Accordingly, the last day that our common stock traded on the NYSE was April 15, 2009. In addition, on April 16, 2009, we received notice from the TSX that trading of our common stock had been suspended and would be delisted effective at the close of market on May 15, 2009. Reference is made to Note 4, “Creditor Protection Proceedings — Listing and trading of our common stock and exchangeable shares,” for additional information.
Exchangeable shares
In conjunction with the 1998 acquisition of Avenor, the 2001 acquisition of Alliance and the 2007 acquisition of Abitibi, our indirect wholly-owned subsidiary, AbitibiBowater Canada Inc. (“ABCI”) (formerly known as Bowater Canada Inc.), issued shares of no par value exchangeable shares (“Exchangeable Shares”). The Exchangeable Shares are exchangeable at any time, at the option of the holder, on a one-for-one basis for shares of AbitibiBowater common stock (previously Bowater common stock). Holders of Exchangeable Shares have voting rights substantially equivalent to holders of AbitibiBowater common stock and are entitled to receive dividends equivalent, on a per-share basis, to dividends paid by AbitibiBowater on its common stock. At some future date (i.e., after 2026 or if there are ever fewer than 500,000 Exchangeable Shares held by the public), the Exchangeable Shares become redeemable at the option of ABCI in consideration for the issuance and delivery of shares of AbitibiBowater common stock. On April 16, 2009, we received notice from the TSX that trading of the Exchangeable Shares had been suspended and would be delisted effective at the close of market on May 15, 2009. Reference is made to Note 4, “Creditor Protection Proceedings — Listing and trading of our common stock and exchangeable shares,” for additional information.
As a result of the late filing of our Annual Report on Form 10-K for the year ended December 31, 2008, we have become ineligible to register our securities using short-form registration on Form S-3 for a period of at least 12 months or to use our previously filed registration statements on Form S-3 for a period of at least 12 months. As a result, we will be unable to deliver freely tradable shares of our common stock to holders of the Exchangeable Shares upon exercise of their exchange rights until we have filed a new registration statement on Form S-1 with respect to such shares and the SEC has declared the registration statement effective (absent reliance on an exemption from the registration requirements of the U.S. securities laws).
Under the terms of the amended and restated support agreement related to the Exchangeable Shares, we are required to take good faith actions to maintain an effective registration statement for shares of common stock deliverable upon exchange of Exchangeable Shares. In light of the Creditor Protection Proceedings, the holders of the Exchangeable Shares may by unable to exchange such Exchangeable Shares for shares of our common stock for a significant period of time.
Treasury stock
At December 31, 2006, we held shares of common stock in treasury to pay for employee and director benefits and to fund our dividend reinvestment plan. These shares were cancelled upon consummation of the Combination.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Note 23. Share-Based Compensation
We maintain incentive stock plans that provide for grants of stock options, restricted stock units (“RSUs”) and deferred stock units (“DSUs”) to our directors, officers and certain key employees.
No new equity awards have been made in 2009 or are currently contemplated to be made. In the context of the Creditor Protection Proceedings, we will continue to consider alternatives on all compensation issues.
Our stock options and certain of our RSUs are accounted for as equity-classified awards because these awards are settled by issuing shares of AbitibiBowater common stock upon exercise, in the case of stock options, or upon vesting and/or achievement of the performance criteria, in the case of RSUs. The Human Resources and Compensation Committee (“HRCC”), a sub-committee of the Board of Directors, approves on an annual basis the stock option and RSU grants and the vesting or performance conditions. As of December 31, 2008, all outstanding stock options and 156,878 RSUs were service-based awards and 28,184 RSUs were performance-based awards.
In addition to equity-classified awards, we have liability-classified awards outstanding. Certain of our RSUs, as well as our DSUs, are accounted for as liability-classified awards because these awards are settled with cash or common shares that we have purchased on the open market. As of December 31, 2008, all DSUs were service-based awards, 745,168 RSUs were service-based awards and 600,153 RSUs were performance-based awards.
The share-based compensation expense (benefit) (excluding the cumulative effect of accounting change) recorded in the Consolidated Statements of Operations by award for the years ended December 31, 2008, 2007 and 2006 was as follows:

(In millions)	2008	2007	2006

Equity-classified stock options	$3	$1	$1
Equity-classified RSUs	5	13	8
Liability-classified DSUs and RSUs	(4)	(1)	(4)

	$4	$13	$5

The tax (benefit) provision by award for the years ended December 31, 2008, 2007 and 2006 was as follows:

(In millions)	2008	2007	2006

Equity-classified stock options	$-	$-	$-
Equity-classified RSUs	(1)	(4)	(2)
Liability-classified DSUs and RSUs	-	-	1

	$(1)	$(4)	$(1)

Our share-based compensation plans authorized the grant of up to 15.5 million shares of our common stock in the form of stock options, RSUs and DSUs. As of December 31, 2008, approximately 5.7 million shares were available for issuance under these plans.
Refer to Note 1, “Organization and Basis of Presentation — Abitibi and Bowater combination,” for information regarding the exchange of outstanding Abitibi and Bowater share-based awards into AbitibiBowater share-based awards.
Equity-classified stock options
We grant equity-classified options to eligible employees to buy AbitibiBowater common stock at exercise prices equal to the market stock price on the date that the options are granted. Stock options granted generally become exercisable over a period of two to four years, except for those granted to directors, which vest immediately. Unless terminated earlier in accordance with their terms, all options expire 10 years from the date of grant.
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

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
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
In March 2008, we granted 566,000 stock options to certain employees, which vest ratably over four years and allow for continued vesting upon a grantee’s retirement. For accounting purposes, the grant date of these awards was June 4, 2008, the date our shareholders approved the new share-based compensation plan under which these stock options were granted.
A summary of option activity under our stock plans for the year ended December 31, 2008 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
	Number Of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000s)	Price	Life (years)	($000)

Outstanding at December 31, 2007	3,412	$106.55
Granted	566	13.08
Exercised	-	-
Canceled	(399)	106.67

Outstanding at December 31, 2008	3,579	$91.76	4.4	$-

Exercisable at December 31, 2008	2,816	$106.78	3.0	$-

The following table shows the weighted-average assumptions used to determine the fair value of each stock option granted in 2008, 2007 and 2006:

	2008	2007	2006

Assumptions:
Expected dividend yield	0.0%	0.11%	2.95%
Expected volatility	65.0%	41.8%	32.1%
Risk-free interest rate	2.0%	4.0%	5.1%
Expected life (in years)	6.5	3.9	6.1
Weighted-average fair value of options granted	$7.73	$3.74	$15.38

We estimated the expected dividend yield based on the projected dividend payment per share divided by the stock price on the grant date. We estimated the expected volatility based on an equal weighting of the historical volatility of our common stock (measured over a term approximating the expected life of the stock option) and implied volatility from traded options on our common stock having a life of more than one year. We estimated the risk-free interest rate based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the option. We estimated the expected life based on historical experience.
As of December 31, 2008, there was $3 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.3 years. During the three years ended December 31, 2008, all vested stock options were “out-of-the-money” (i.e., they had an exercise price greater than our trading stock price). As a result, there were no stock options exercised.
Equity-classified restricted stock units
We grant to eligible employees RSUs for the right to receive one share of AbitibiBowater common stock for each unit that vests. RSUs granted generally vest over a period of two to four years, except for those granted to directors, which vest immediately.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
In May 2006, we granted 403,275 equity-classified RSUs, of which 22,635 were performance-based and cliff vest after 32 months, 92,738 were service-based and cliff vest after 32 months, 261,902 were service-based and cliff vest after 20 months and 26,000 were service-based and cliff vest after 12 months. In August 2006 and September 2006, we granted 10,400 and 5,200 equity-classified RSUs, respectively, that were service-based and cliff vest after 36 months. In January 2007, we granted 170,531 equity-classified RSUs that were service-based and cliff vest after 36 months and allow for accelerated vesting upon a grantee’s retirement. In February 2007, we granted 18,773 equity-classified RSUs that were performance-based awards that vested upon the completion of the Combination. In March 2007, we granted 28,184 equity-classified RSUs that were performance-based awards. The vesting of these awards is contingent upon the realization of certain synergies within two years of the Combination. In June 2007, we granted 986 equity-classified RSUs that were service-based and cliff vest after 36 months.
In March 2007, our President and Chief Executive Officer (formerly the Chairman and CEO of Bowater) was granted up to 28,184 RSUs, with the vesting of these RSUs contingent upon attaining certain post-Combination synergies during the period ended April 30, 2010. The synergy targets associated with these RSUs were determined in January 2008. Since the synergy targets were a key term of the award, the grant date of these RSUs for accounting purposes was January 18, 2008. As of December 31, 2008, it was probable that the performance target will be achieved. Accordingly, during the year ended December 31, 2008, we recorded compensation expense related to this RSU grant of less than $1 million.
In September 2007, the terms of all outstanding performance-based and service-based RSUs granted in 2006, except the awards granted in May 2006 that cliff vest over 20 months, were modified to allow for accelerated vesting in full upon a grantee’s involuntary termination without cause and to remove any performance conditions from the awards. The modification of these 106,968 equity-classified RSUs was treated as a cancellation of the 2006 awards and a new grant of the modified awards. Of the modified equity-classified RSUs, 33,763 were considered Type III modifications. For those equity-classified RSUs, we reversed cumulative compensation expense recognized through the date of modification, and started recognizing compensation expense over the new requisite service periods (based on the expected vesting date for each applicable grantee). Of the modified equity-classified RSUs, 73,205 were considered Type I Modifications, and the original compensation expense continues to be recognized over the original requisite service periods. The impact of these modifications on 2007 compensation expense was negligible.
The activity of the equity-classified RSUs for the year ended December 31, 2008 was as follows:

	Number Of Shares	Weighted-Average Fair
	(000s)	Value at Grant Date

Outstanding at December 31, 2007	433	$51.31
Granted	28	20.41
Vested	(271)	51.35
Forfeited	(5)	53.49

Outstanding at December 31, 2008	185	$42.24

As of December 31, 2008, there was $2 million of unrecognized compensation cost related to equity-classified RSUs, which is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of equity-classified RSUs vested during 2008, 2007 and 2006 was $5 million, $3 million and $1 million, respectively.
Liability-classified awards
At the date of the Combination, we granted liability-classified RSUs and DSUs to senior executives and directors of Abitibi in exchange for similar outstanding awards that had been granted to them by Abitibi prior to the Combination. All of the DSUs granted are fully vested, while the RSUs will continue to vest over their original requisite service periods, which continue for periods up to two years. Additionally, we grant DSUs to directors upon deferral of their annual board retainer and meeting fees and as share-based awards. Each DSU is equivalent in value to one share of AbitibiBowater common stock. The DSUs granted to directors for board retainer and meeting fees vest immediately, while the DSUs credited to directors as retirement awards vest after five years of service. Vested DSUs are payable upon termination or retirement. AbitibiBowater also grants RSUs to certain of its employees as share-based awards.
In March 2007, our former Executive Chairman (formerly the President and CEO of Abitibi) was granted up to 28,926 RSUs, with the vesting of these RSUs contingent upon attaining certain post-Combination synergies during the period ended April 30, 2010. The synergy targets associated with these RSUs were determined in January 2008. Since the synergy targets were a key term of the award, the grant date of these RSUs for accounting purposes was January 18, 2008. As of December 31, 2008, it was probable that the performance target will be achieved. Accordingly, during the year ended December 31, 2008, we recorded negligible compensation expense related to this RSU grant.
In March 2008, we granted 581,044 service-based RSUs and 581,045 performance-based RSUs to certain employees. The service-based RSUs cliff vest after 33 months. The performance-based RSUs vest if our financial results meet or exceed specified thresholds over a 3-year performance period from 2008 to 2010. These awards allow for continued vesting upon a grantee’s retirement. For accounting purposes, the grant date of these awards was June 4, 2008, the date our shareholders approved the new share-based compensation plan under which these RSUs were granted. As of December 31, 2008, it was not probable that the performance-based RSUs would vest, and accordingly, no expense was recorded during 2008.
In June 2008, we granted 74,928 DSUs to directors, which vested immediately and will be settled in cash upon their departure from the Board of Directors.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1 and 4)
Notes to Consolidated Financial Statements
As of December 31, 2008, there were 1,543,697 liability-classified awards outstanding at a share price of $0.47, with a remaining contractual term of 7.2 years. The liability for these awards was $1 million and $3 million at December 31, 2008 and 2007, respectively.
Note 24. Timberland, Capital and Operating Leases and Purchase Obligations
We control approximately 52,000 acres of timberlands under long-term leases expiring 2023 to 2058 for which aggregate lease payments were less than $1 million each year in 2008, 2007 and 2006. These lease costs are capitalized as part of timberlands and are charged against income at the time the timber is harvested. In addition, we lease certain office premises, office equipment and transportation equipment under operating leases. Total rental expense for operating leases was $33 million in 2008, $27 million in 2007 and $9 million in 2006. The capital lease obligation relates to a building and equipment lease for the Bridgewater cogeneration facility, which expires in 2015. We also enter into various supply and cutting rights agreements, guarantees and purchase commitments in the normal course of business. Total expenses for these agreements, guarantees and purchase commitments were $362 million in 2008, $91 million in 2007 and $76 million in 2006. We manage approximately 45 million acres of Crown-owned land in Canada on which we have cutting rights. We make payments to various Canadian provinces based on the amount of timber harvested.
We are in the process of reviewing our executory contracts in connection with the Creditor Protection Proceedings in order to determine which contracts, if any, will be assumed in the Creditor Protection Proceedings and which contracts will be rejected by us. As a result, the expected cash outlays for our contractual obligations and their impact on our cash flow and liquidity in future periods are expected to change and we are currently not able to determine the amounts and timing of those obligations. Accordingly, as of December 31, 2008, the future minimum rental payments under timberland, capital, and operating leases and commitments for purchase obligations, based on the original payment terms specified in the underlying agreement, were as follows:

				Capital
	Timberland	Purchase	Operating	Lease
(In millions)	Lease Payments	Obligations (1)	Leases, Net	Obligation

2009	$-	$245	$23	$8
2010	1	76	16	8
2011	-	47	12	8
2012	-	45	9	8
2013	1	45	7	8
Thereafter	8	289	21	12

	$10	$747	$88	52
Less interest				(12)

Present value of total capital lease obligation				$40

(1)	Purchase obligations include, among other things, a power supply contract for our Augusta operations with commitments totaling $66 million through 2009, a power supply contract for our Fort Frances operations with commitments totaling $60 million through 2010, a fiber supply contract for our Coosa Pines operations with commitments totaling $49 million through 2014, a cogeneration power supply contract for the Bridgewater operations with commitments totaling $74 million through 2015, a steam supply contract for our Dolbeau operations with commitments totaling $158 million through 2023 and a bridge and railroad contract for our Fort Frances operations with commitments totaling $118 million through 2044.
Note 25. Segment Information
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are newsprint, coated papers, specialty papers, market pulp and wood products.
None of the income or loss items following “Operating (loss) income” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment of assets other than goodwill and other related charges, impairment of goodwill, employee termination costs, net gain on disposition of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Only assets which are identifiable by segment and reviewed by our management are allocated to segment assets. Allocated assets include goodwill and finished goods inventory. All other assets are not identifiable by segment and are included in “Corporate and Other.”
The Combination impacted our results beginning October 29, 2007. Information about certain segment data as of and for the years ended December 31, 2008, 2007 and 2006 was as follows:

			Coated	Specialty	Market	Wood	Corporate	Consolidated
(In millions)		Newsprint	Papers	Papers	Pulp (1)	Products (2)	and Other	Total

Sales
	2008	$3,238	$659	$1,829	$626	$418	$1	$6,771
	2007	1,574	570	800	600	318	14	3,876
	2006	1,438	612	570	559	332	19	3,530

Depreciation, amortization and cost of timber harvested
	2008	$341	$37	$239	$53	$40	$16	$726
	2007	165	38	109	54	23	7	396
	2006	137	42	64	53	18	9	323

Operating income (loss) (3)
	2008	$30	$126	$(14)	$66	$(69)	$(1,569)	$(1,430)
	2007	(134)	42	(85)	96	(91)	(228)	(400)
	2006	79	76	(35)	37	63	(179)	41

Capital expenditures
	2008	$67	$7	$72	$18	$16	$6	$186
	2007	41	7	25	40	6	9	128
	2006	65	14	65	40	4	11	199

Assets (4)
	2008	$78	$76	$76	$51	$49	$7,742	$8,072
	2007	671	15	149	25	86	9,341	10,287
	2006	574	21	83	25	10	3,933	4,646

(1)	For the years ended December 31, 2008, 2007 and 2006, market pulp sales exclude inter-segment sales of $20 million, $18 million and $6 million, respectively.

(2)	For the years ended December 31, 2008 and 2007, wood product sales exclude inter-segment sales of $170 million and $26 million, respectively.

(3)	“Corporate and Other” operating loss for the years ended December 31, 2008, 2007 and 2006 included the following special items:

(In millions)	2008	2007	2006

Net gain on disposition of assets	$49	$145	$186
Employee termination costs	(43)	(59)	(16)
Impairment of goodwill	(810)	-	(200)
Closure costs, impairment of assets other than goodwill and other related charges	(481)	(123)	(53)
Write-down of mill stores and spare parts inventory	(30)	(7)	(2)
Merger-related costs	-	(49)	-
Pre-tax charge for an arbitration award	-	(28)	-

Operating income for wood products for the year ended December 31, 2006 included a refund of lumber duties of $92 million.

(4)	The decrease relates primarily to planned reductions in inventory levels, the sale of assets, the impairments of long-lived assets, assets held for sale and goodwill, as well as the write-off of the carrying value of the expropriated assets.
We sell newsprint to various joint venture partners (partners with us in the ownership of certain mills we operate). Sales to our joint venture partners, which are transacted at arm’s length negotiated prices, were $344 million, $255 million and $359 million in 2008, 2007 and 2006, respectively. Amounts due from joint venture partners were $35 million and $30 million at December 31, 2008 and 2007, respectively, and are included in “Accounts receivable, net” in our Consolidated Balance Sheets.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Notes 1 and 4)
Notes to Consolidated Financial Statements
Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of our 2008, 2007 or 2006 consolidated sales. No country in the “Other countries” group in the table below exceeded 2% of consolidated sales. Sales by country for the years ended December 31, 2008, 2007 and 2006 were as follows:

(In millions)	2008	2007	2006

United States	$4,583	$2,498	$2,493

Foreign countries:
Canada	559	333	235
United Kingdom	281	150	64
Brazil	202	51	48
Mexico	141	112	93
India	133	86	69
Korea	104	92	106
Italy	92	104	74
Other countries	676	450	348

	2,188	1,378	1,037

	$6,771	$3,876	$3,530

Long-lived assets, which exclude goodwill, intangible assets, financial instruments and deferred tax assets, by country, as of December 31, 2008, 2007 and 2006 were as follows:

(In millions)	2008	2007	2006

United States	$1,812	$1,907	$1,549

Foreign countries:
Canada	2,968	3,717	1,253
Korea	112	124	135
United Kingdom	72	17	-

	3,152	3,858	1,388

	$4,964	$5,765	$2,937

Note 26. Quarterly Information (Unaudited)

Year ended December 31, 2008	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Sales	$1,728	$1,696	$1,730	$1,617	$6,771
Operating loss (1)	(149)	(63)	(159)	(1,059)	(1,430)
Loss before extraordinary item	(248)	(251)	(302)	(1,177)	(1,978)
Net loss	(248)	(251)	(302)	(1,433)	(2,234)
Basic and diluted loss before extraordinary item per common share	(4.32)	(4.36)	(5.23)	(20.41)	(34.34)
Basic and diluted net loss per common share	(4.32)	(4.36)	(5.23)	(24.85)	(38.79)

Year ended December 31, 2007	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter (3)	Year

Sales	$772	$798	$815	$1,491	$3,876
Operating income (loss) (2)	25	15	(82)	(358)	(400)
Net loss	(35)	(63)	(142)	(250)	(490)
Basic and diluted net loss per common share	(1.19)	(2.09)	(4.75)	(5.09)	(14.11)

(1) Operating loss for the year ended December 31, 2008 included the following special items:

	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter	Year

Net gain on disposition of assets	$23	$17	$5	$4	$49
Employee termination costs	(8)	(7)	(7)	(21)	(43)
Impairment of goodwill	-	-	-	(810)	(810)
Closure costs, impairment of assets other than goodwill and other related charges	(10)	(17)	(138)	(316)	(481)
Write-down of mill stores and spare parts inventory	-	-	(10)	(20)	(30)

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1 and 4)
Notes to Consolidated Financial Statements

(2)	Operating income (loss) for the year ended December 31, 2007 included the following special items:

	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter	Year

Net gain on disposition of assets	$58	$65	$17	$5	$145
Employee termination costs	(7)	(12)	(8)	(32)	(59)
Closure costs, impairment of assets other than goodwill and other related charges	-	-	-	(123)	(123)
Write-down of mill stores and spare parts inventory	-	-	-	(7)	(7)
Merger related costs	(2)	(8)	(10)	(29)	(49)
Pre-tax charge for an arbitration award	-	-	(28)	-	(28)

(3)	The fourth quarter of 2007 included the operating results of Abitibi from the date of the Combination through December 31, 2007. Sales and operating losses for Abitibi during this period were $665 million and $99 million, respectively.
Note 27. Subsequent Events
The following significant events occurred subsequent to December 31, 2008, as more fully discussed in the referenced footnote:

Event	Footnote

Creditor Protection Proceedings, including debtor in possession financing arrangements	Note 1, Organization and Basis of Presentation — Creditor Protection Proceedings and Note 4, Creditor Protection Proceedings

Sale of select Quebec timberlands	Note 16, Liquidity, Debt and Interest Expense — Abitibi historical liquidity

Amendments to Abitibi and Donohue accounts receivable securitization program	Note 16, Liquidity, Debt and Interest Expense — Abitibi and Donohue accounts receivable securitization program

Amendments to Bowater bank credit facilities	Note 16, Liquidity, Debt and Interest Expense — Amendments to Bowater bank credit facilities

Agreement in principle for sale of our interests in Manicouagan Power Company Inc.	Note 6, Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges — Impairment of assets held for sale

Filing of Notice of Intent to submit a claim under NAFTA	Note 21, Commitments and Contingencies — Extraordinary loss on expropriation of assets

Common stock trading suspension from NYSE and TSX	Note 22, Share Capital — Common stock

Exchangeable shares trading suspension from TSX	Note 22, Share Capital — Exchangeable shares

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
Management assessed the effectiveness of AbitibiBowater Inc.’s internal control over financial reporting as of December 31, 2008. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of AbitibiBowater Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2008, AbitibiBowater Inc.’s internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, the independent registered public accounting firm which audited and reported on the Consolidated Financial Statements of AbitibiBowater Inc. included in this Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting. PricewaterhouseCoopers LLP’s report follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Shareholders of AbitibiBowater Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows present fairly, in all material respects, the financial position of AbitibiBowater Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions. The consolidated financial statements and financial statement schedule of Bowater Incorporated, the predecessor to AbitibiBowater Inc., for the year ended December 31, 2006 were audited by other auditors whose report dated March 1, 2007 expressed an unqualified opinion on those statements.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 4 to the consolidated financial statements, the Company and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for reorganization under Chapters 11 and 15 of the United States Bankruptcy Code and Companies’ Creditors Arrangement Act in Canada on April 16, 2009 and April 17, 2009, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Notes 1 and 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
/s/ PricewaterhouseCoopers LLP (1)
Montréal, Canada
April 30, 2009

(1)	Chartered accountant auditor permit No. T759

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors of AbitibiBowater Inc.:
We have audited the accompanying consolidated statements of operations, capital accounts and cash flows of AbitibiBowater Inc. and subsidiaries (formerly Bowater Incorporated) for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of AbitibiBowater Inc. and subsidiaries (formerly Bowater Incorporated) for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
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
KPMG LLP
Greenville, South Carolina
March 1, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2008. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
On March 3, 2009, we filed a Form 12b-25 (Notification of Late Filing) with the SEC to extend the filing deadline for this Annual Report on Form 10-K for the year ended December 31, 2008, from March 2, 2009 to March 17, 2009; however, we were unable to file this Annual Report on Form 10-K within the additional time period provided by the extension due to certain extraordinary circumstances. The circumstances that caused us to file this Annual Report on Form 10-K late principally included the necessity of additional time associated with finalizing our accounting for recent significant mill closures and capacity reductions, an expropriation of certain of our assets and for goodwill impairment and the complex analysis required to determine potential impairment, as well as finalizing disclosures that (i) most accurately and completely reflect the results of exploring refinancing alternatives with respect to our principal operating subsidiaries in response to significant and immediate liquidity issues at such subsidiaries and subsequently (ii) the commencement of Creditor Protection Proceedings (and, in both cases, disclosures regarding the substantial doubt about our ability to continue as a going concern). AbitibiBowater has timely filed all previous reports. We believe this late filing was an isolated event due to the extraordinary circumstances described above and, in spite of this late filing, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that we continue to have effective disclosure controls and procedures.
Management’s Report on Internal Control over Financial Reporting
Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective at December 31, 2008. Management’s report on internal control over financial reporting can be found on page 124 of this Annual Report on Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2008. This report can be found on page 125 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of internal control over financial reporting, there were no changes during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
The Board of Directors (the “Board”) of AbitibiBowater Inc. (referred to as “AbitibiBowater” or the “Company”) is divided into three classes of directors: Class I, Class II and Class III. Each class consists as nearly as possible of one-third of the total number of directors, and one class is elected each year for a three-year term.
Class I Directors

William E. Davis Age: 67 Director since 2007 Equity-based ownership (excluding stock options): 1,851 shares and 5,352 deferred stock units (“DSUs”)	Mr. Davis served as a director of Abitibi-Consolidated Inc. (“Abitibi”) from 2003 to October 2007. From 2002 to 2003, he served as Chairman of National Grid USA and as an executive director of National Grid (UK). From 1993 to 2002, he served as Chairman of the Board and Chief Executive Officer of Niagara Mohawk Power Corporation. He currently sits on the Board of Directors of Consol Energy Inc.

Ruth R. Harkin Age: 64 Director since 2007 Equity-based ownership (excluding stock options): 7,500 shares and 8,230 DSUs	Ms. Harkin served as a director of Bowater Incorporated (“Bowater”) from 2005 to October 2007. Ms. Harkin served as Senior Vice President, International Affairs and Government Relations, of United Technologies International from 1997 to 2005. From 1993 to 1997, she served as President and Chief Executive Officer of the Overseas Private Investment Corporation. Since 2002, she has served as a director of ConocoPhillips. Ms. Harkin is also a member of the Iowa Board of Regents.

Lise Lachapelle Age: 59 Director since 2007 Equity-based ownership (excluding stock options): 250 shares and 6,842 DSUs	Mrs. Lachapelle served as a director of Abitibi from 2002 to October 2007. She currently serves as a director of Industrial Alliance, Insurance and Financial Services Inc., Russel Metals Inc. and Innergex Power Trust. Mrs. Lachapelle is a consultant on corporate strategies and government trade policy.

John A. Rolls Age: 68 Director since 2007 Equity-based ownership (excluding stock options): 60,790 DSUs	Mr. Rolls served as a director of Bowater from 1990 to October 2007. Mr. Rolls served as President and Chief Executive Officer of Thermion Systems International, an aerospace and industrial heating systems company from 1996 to 2007. He was President and Chief Executive Officer of Deutsche Bank North America, an international banking company, from 1992 to 1996. Mr. Rolls is also a director of MBIA Inc. and FuelCell Energy, Inc.

Class II Directors

Jacques Bougie, O.C. Age: 61 Director since 2007 Equity-based ownership (excluding stock options): 37,505 shares and 12,612 DSUs	Mr. Bougie served as a director of Abitibi from 2004 to October 2007. He currently serves as a director of Nova Chemicals Inc., McCain Foods Ltd. and CSL Group Inc. From 1993 to 2001, he served as President and Chief Executive Officer of Alcan Inc.

Anthony F. Griffiths Age: 78 Director since 2008 Equity-based ownership (excluding stock options): 6,073 DSUs	Mr. Griffiths was appointed to the Board effective April 15, 2008. He is a member of the board of directors of Fairfax Financial Holdings Limited and is its Lead Director as well as the Chair of its Compensation and Governance and Nominating Committees and a member of its Audit Committee. Mr. Griffiths is currently an independent business consultant and corporate director. He is a director of Bronco Energy Ltd., Northbridge Financial Corporation, Crum & Forster Holding Corp., OdysseyRe Holding Corp., Vitran Corporation Inc. and Jaguar Mining Inc. He is also the Chairman of Russel Metals Inc. and Novadaq Technologies Inc. Mr. Griffiths was the Chairman of Mitel Corporation, a telecommunications company, from 1987 to 1993, and from 1991 to 1993, he assumed the positions of President and Chief Executive Officer in addition to that of Chairman.

Gary J. Lukassen Age: 65 Director since 2007 Equity-based ownership (excluding stock options): 1,037 shares and 6,286 DSUs	Mr. Lukassen served as a director of Abitibi from 2003 to October 2007. He currently serves as a Trustee of The North West Company Fund. From 1989 to 2001, he served as Executive Vice President, Chief Financial Officer and Director of Hudson’s Bay Company.

David J. Paterson Age: 54 Director since 2007 Equity-based ownership (excluding stock options): 224,108 shares and 162,520 restricted stock units (“RSUs”)	Mr. Paterson is the President and Chief Executive Officer of AbitibiBowater. Mr. Paterson served as President and Chief Executive Officer and a Director of Bowater from May 2006 to October 2007 and served as Chairman of Bowater from January 2007 until October 2007. Mr. Paterson was Executive Vice President of Georgia-Pacific Corporation, in charge of its Building Products Division, from 2003 to 2006. At various times from 2000 to 2006, Mr. Paterson had been responsible for Georgia-Pacific’s Pulp and Paperboard Division, Paper and Bleached Board Division and Communication Papers Division. Mr. Paterson joined Georgia-Pacific in 1987.

Hon. Togo D. West, Jr. Age: 66 Director since 2007 Equity-based ownership (excluding stock options): 11,373 DSUs	Mr. West served as a director of Bowater Incorporated from 2002 to October 2007. From December 2004 to May 2006, he served as President and Chief Executive Officer of the Joint Center for Political and Economic Studies. From 2000 until 2004, he was Of Counsel to Covington & Burling, a law firm headquartered in Washington, D.C. From 1998 until 2000, he served as Secretary of Veterans Affairs in the Clinton Administration. From 1993 until 1998, he was Secretary of the Army, a period during which he also served as Chairman of the Panama Canal Commission. Mr. West is the Chairman of TLI Leadership Group and also serves as a director of Bristol-Myers Squibb Company, Krispy Kreme Doughnuts, Inc. and FuelCell Energy, Inc.

Class III Directors

John Q. Anderson Age: 57 Director since 2007 Equity-based ownership (excluding stock options): 7,527 DSUs	Mr. Anderson served as a director of Abitibi from 2006 to October 2007. Mr. Anderson is currently Managing Director of Fenway Partners Resources, Inc. and Chairman and Chief Executive Officer of Big Wheel Partners, Inc. He is also Chairman of the North American Electric Reliability Corporation.

Richard B. Evans Age: 61 Director since 2007 Equity-based ownership (excluding stock options): 101,040 shares and 42,447 DSUs	Mr. Evans is the Chairman of the Board of AbitibiBowater, effective February 1, 2009, and has been a director since the Combination. Mr. Evans previously served as a director of Bowater from 2003 to October 2007. He is currently Executive Director of Rio Tinto PLC and Rio Tinto Ltd. From March 2006 to October 2007, Mr. Evans served as President and Chief Executive Officer of Alcan Inc., the parent company of an international group involved in many aspects of the aluminum and packaging industries. From October 2005 to March 2006, he was Chief Operating Officer of Alcan Inc. and from 1997 to October 2005, he held several executive positions for Alcan Inc., including Executive Vice President, Aluminum Fabrication, Europe; Executive Vice President, Fabricated Products, North America; and President of Alcan Aluminum Corporation. Mr. Evans is also the Chairman of the International Aluminum Institute.

Paul C. Rivett Age: 41 Director since 2008 Equity-based ownership (excluding stock options): 6,073 DSUs	Mr. Rivett was appointed to the Board effective April 15, 2008. Since 2004, Mr. Rivett has served as Vice President and Chief Legal Officer of Fairfax Financial Holdings Limited. He also serves as Vice President and Chief Operating Officer of Hamblin Watsa Investment Counsel Ltd. He currently serves as a director of Mega Brands Inc. Prior to 2004, Mr. Rivett was an attorney at Shearman & Sterling LLP in Toronto, Canada.

John W. Weaver Age: 63 Director since 2007 Equity-based ownership (excluding stock options): 7,950 shares 9,521 DSUs 142,879 RSUs	Mr. Weaver is the former Executive Chairman of AbitibiBowater. Mr. Weaver served as President and Chief Executive Officer of Abitibi from 1999 to October 2007. Mr. Weaver held a number of senior executive positions in operations and sales prior to being appointed President and Chief Executive Officer of Abitibi. He has over 30 years of experience in the forest products industry. Mr. Weaver is a member of the Abitibi board of directors, the chair of both the Forest Products Association of Canada and FPInnovations and a director of the U.S. Endowment for Forestry and Communities. Mr. Weaver indicated that he will resign from his position as a director of the Company at its next Annual Meeting of Shareholders.
AbitibiBowater expects its directors to regularly attend Board meetings, meetings held by committees on which the directors sit and annual and special meetings of AbitibiBowater’s stockholders. The Board met 31 times during 2008.
Audit Committee
The Audit Committee oversees AbitibiBowater’s financial reporting, internal controls and audit function process on behalf of the Board. The Board has adopted a written charter for the Audit Committee, which is available on AbitibiBowater’s website (www.abitibibowater.com) or upon request from AbitibiBowater’s legal department.
The Audit Committee is currently comprised of four directors, each of whom the Board has determined is independent as defined under the listing standards of the New York Stock Exchange (“NYSE”) and the standards of the United States Securities and Exchange Commission (“SEC”) adopted under the Sarbanes-Oxley Act of 2002. The members of the Audit Committee are William E. Davis, Lise Lachapelle, Gary J. Lukassen and John A. Rolls, who acts as Chairman. As Chairman of the Board, Richard B. Evans is an ad hoc member of all Board committees. The Board has determined that Audit Committee Chairman John A. Rolls and member Gary J. Lukassen is each an “audit committee financial expert” as defined by the SEC. None of the members of the Audit Committee is engaged professionally in the practice of auditing or accounting or is an employee of AbitibiBowater.
The purposes and responsibilities of the Audit Committee include:
•	monitoring the integrity of AbitibiBowater’s financial reporting process and systems of internal control, including reviewing the Company’s accounting policies, internal auditing procedures, earnings press releases, quarterly financial statements and the scope and results of the Company’s annual audit;

•	monitoring the independence and qualifications of the Company’s independent registered public accounting firm, including approving the non-audit services rendered by the independent registered public accounting firm and considering the effect of such services on the independence of such firm;

•	monitoring the performance of the Company’s internal audit function and independent registered public accounting firm, including appointing, retaining or replacing the independent registered public accounting firm;

•	monitoring the Company’s compliance with legal and regulatory requirements, including establishing and maintaining procedures for the receipt, retention and treatment of complaints or concerns regarding accounting or auditing matters; and

•	providing an open avenue of communication among the Board, management, the independent registered public accounting firm and internal auditors.
The Audit Committee met 15 times in 2008.

Corporate Governance Principles
The Board has adopted Corporate Governance Principles, which are available on AbitibiBowater’s website (www.abitibibowater.com) or upon request from the Company’s legal department. The purpose of the Corporate Governance Principles is to provide a structure within which the Board and management can pursue AbitibiBowater’s objectives for the benefit of its stockholders and supervise the management of the Company.
The Corporate Governance Principles outline the Board’s responsibilities and the interplay among the Board and its committees in furthering AbitibiBowater’s overall objectives. The Corporate Governance Principles note the Board’s role in advising management on significant issues facing AbitibiBowater and in reviewing and approving significant actions by the Company. In addition, the Corporate Governance Principles highlight the principal roles of certain of the Board’s committees, including:
•	the selection and evaluation of senior executive officers (including the President and Chief Executive Officer) by the Board, with assistance from the Human Resources and Compensation Committee (“HRCC”) and the Nominating and Governance Committee, including succession planning;

•	the administration of executive and director compensation by the HRCC, with assistance from the Nominating and Governance Committee and final approval by the Board;

•	the selection and oversight of the Company’s independent registered public accounting firm and oversight of public financial reporting by the Audit Committee; and

•	the evaluation of candidates for Board membership and the oversight of the structure and practices of the Board, the committees and corporate governance matters in general by the Nominating and Governance Committee, including annual assessment of Board and committee effectiveness.
AbitibiBowater’s Corporate Governance Principles also include, among other things:
•	general qualifications for Board membership, including independence requirements (with, among other things, the categorical standards for Board determinations of independence);

•	director responsibilities, including Board and stockholder meeting attendance and advance review of meeting materials;

•	provisions for director access to management and independent advisors and for director orientation and continuing education; and

•	an outline of management’s responsibilities, including production of financial reports and disclosures, implementation and monitoring of internal control and disclosure control and procedures, development, presentation and implementation of strategic plans and setting a strong ethical “tone at the top.”
AbitibiBowater has adopted a code of business conduct that applies to all of AbitibiBowater’s North American employees, including but not limited to, AbitibiBowater’s chief executive officer, principal financial and accounting officer and controller. The code of business conduct is posted on AbitibiBowater’s website. AbitibiBowater will disclose amendments to its code of business conduct and any waivers of its provisions with respect to its chief executive officer, chief financial officer, principal accounting officer and controller on its website within five business days following the date of the amendment or waiver.
Proposal by Stockholders
Stockholders may recommend nominees to AbitibiBowater’s Board of Directors. The Nominating and Governance Committee of the Board will consider candidates who have been properly and timely proposed for nomination or recommended as prospective nominees by stockholders, but the committee has the sole discretion to recommend the candidates as nominees for Board approval.
Under the Company’s by-laws, AbitibiBowater’s stockholders must give advance notice of nominations for directors. For nominations of directors to be considered at the 2010 Annual Meeting, such notice must be received by AbitibiBowater no later than April 1, 2010. The notice of nomination must set forth the following:
(a)	the name and record address of each stockholder proposing the nomination (the “Proponent”), as they appear on the Company’s books;

(b)	the name and address of (i) any other beneficial owner of stock of the Company that is owned by such stockholder and (ii) any person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the stockholder or such beneficial owner (a “Stockholder Associated Person”);

(c)	as to each Proponent and any Stockholder Associated Person, (i) the class or series and number of shares of stock directly or indirectly held of record and beneficially by the Proponent or Stockholder Associated Person, (ii) the date such shares of stock were acquired, (iii) a description of any agreement, arrangement or understanding, direct or indirect, with respect to such proposed stockholder business between or among the Proponent, any Stockholder Associated Person or any others (including their names) acting in concert with any of the foregoing, (iv) a description of any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, hedging transactions and borrowed or loaned shares) that has been entered into, directly or indirectly, as of the date of the Proponent’s notice by, or on behalf of, the Proponent or any Stockholder Associated Person, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, the Proponent or any Stockholder Associated Person with respect to shares of stock of the Company and (v) a description in reasonable detail of any proxy (including revocable proxies), contract, arrangement, understanding or other relationship pursuant to which the Proponent or Stockholder Associated Person has a right to vote any shares of stock of the Company;

(d)	a representation that each Proponent is a holder of record of stock of the Company entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to propose such stockholder business;

(e)	the written consent of each stockholder nominee to be named in a proxy statement as a nominee and to serve as director if elected;

(f)	a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among a nominating stockholder, Stockholder Associated Person or their respective associates, or others acting in concert therewith, including all information that would be required to be disclosed pursuant to Rule 404 promulgated under Regulation S-K if the nominating stockholder, Stockholder Associated Person or any person acting in concert therewith, were the “registrant” for purposes of such rule and the stockholder nominee were a director or executive of such registrant;

(g)	a representation as to whether the Proponent intends (i) to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to approve or adopt such stockholder business or (ii) otherwise to solicit proxies from stockholders in support of such stockholder business;

(h)	all other information that would be required to be filed with the SEC if the Proponent or Stockholder Associated Person were participants in a solicitation subject to Section 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and

(i)	a representation that the Proponent will provide any other information reasonably requested by the Company.
Executive Officers
Information regarding AbitibiBowater’s executive officers is provided under the caption “Executive Officers” in Item 1 of this Annual Report on Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and 10% stockholders to file reports of holdings and transactions in common stock and exchangeable shares with the SEC. Following the Combination, the Company conducted a review of Section 16(a) filings and realized that, due to an administrative error, several transactions were inadvertently not timely reported. When these transactions were identified, the Company undertook to file corrected forms. In most of these cases there was no purchase or sale involved, but rather these late filings related to the failure to timely report the vesting or settlement of certain equity grants previously reported on Form 4. Since conducting the review, the Company has developed new procedures to ensure improved compliance with Section 16(a) on an ongoing basis.
The following Section 16(a) reports required to be filed since the Combination were inadvertently not filed on a timely basis:

•	Each of Messrs. Harvey and Wright filed two late Form 4s and Mr. Streed filed one late Form 4 in connection with the vesting of RSUs that were previously timely reported at grant.

•	Each of Messrs. Grandmont, Laflamme, Melkerson, Paterson, Rougeau, Vachon and Weaver filed one late Form 4 in connection with the cash settlement of RSUs that were previously timely reported at grant.

ITEM 11.	EXECUTIVE COMPENSATION
The members of the HRCC are John Q. Anderson, Jacques Bougie, Anthony F. Griffiths, Ruth R. Harkin and Togo D. West, Jr., who acts as Chairman. As Chairman of the Board, Richard B. Evans is an ad hoc member of all Board committees. Each member of the HRCC is independent as defined in the NYSE’s listing standards.
The purposes and responsibilities of the HRCC include:
•	with the assistance of the Nomination and Governance Committee, annually evaluating and recommending to the Board for approval the compensation of the President and Chief Executive Officer and reviewing and approving appropriate corporate goals and objectives relating to the President and Chief Executive Officer and assessing his performance in light of such goals;

•	reviewing and evaluating the Company’s executive compensation structure as it applies to the officers reporting directly to the President and Chief Executive Officer;

•	evaluating and making recommendations for approval by the Board, in consultation with the Nominating and Governance Committee, regarding the compensation of directors; and

•	evaluating and approving the adoption, amendment and termination of equity-based plans for the Company’s executive officers and administering executive bonus plans and awards and stock option plans and grants under the plans.
The HRCC met eight times in 2008.
Compensation Committee Interlocks and Insider Participation
None of AbitibiBowater’s executive officers served as a member of the board of directors or the compensation committee of any entity having one or more executive officers serving on the Board or the Company’s HRCC.

Director Compensation
DIRECTOR COMPENSATION FOR 2008

					Change in Pension
					Value and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash(1)	Awards(2)(8)	Awards	Compensation	Earnings	Compensation	Total
John Q. Anderson	$50,000	$2,515	$—	$—	$—	$—	$52,515
Hans P. Black(3)	14,444	65,776	—	—	—	—	80,220
Jacques Bougie, O.C.	55,000	2,515	—	—	—	—	57,515
William E. Davis	50,000	2,515	—	—	—	—	52,515
Richard B. Evans(4)	50,000	2,515	—	—	2,631	—	55,146
Gordon D. Giffin(10)	50,000	2,515	—	—	—	—	52,515
Anthony F. Griffiths	37,500	2,854	—	—	—	—	40,354
Ruth R. Harkin(5)	50,000	2,515	—	—	—	—	52,515
Lise Lachapelle	55,000	2,515	—	—	—	—	57,515
Gary J. Lukassen	50,000	2,515	—	—	—	—	52,515
David J. Paterson(9)	—	—	—	—	—	—	—
John A. Rolls(6)	60,000	2,515	—	—	3,157	—	62,515
Paul C. Rivett	37,500	2,854	—	—	—	—	40,354
Bruce W. Van Saun(7)	14,444	65,776	—	—	—	—	80,220
John W. Weaver(9)	60,000	—	—	—	—	—	60,000
Togo D. West, Jr.	55,000	2,515	—	—	—	—	57,515

(1)	The retainer fees of directors Anderson, Bougie, Davis, Giffin, Griffiths, Lachapelle, Lukassen, Rivett and West were paid in cash.

(2)	Represents the compensation expense recorded in 2008 computed in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Compensation,” (“SFAS 123R”) disregarding estimates of forfeitures related to service-based vesting conditions. There were no forfeitures for the listed directors in 2008. Additional information about the assumptions used in these calculations is available in Note 23 to the Consolidated Financial Statements in this Annual Report on Form 10-K. This column does not include the value of DSUs attributable to deferred cash compensation shown in the “Fees Earned or Paid in Cash” column. The aggregate number of stock awards outstanding for each director at the end of 2008 is as follows: 7,527 DSUs for John Q. Anderson; 12,612 DSUs for Jacques Bougie; 5,352 DSUs for William E. Davis; 3,016 RSUs, 34,079 shares of phantom stock and 5,352 DSUs for Richard B. Evans; 6,073 DSUs for Anthony F. Griffiths; 1,990 RSUs, 888 shares of phantom stock and 5,352 DSUs for Ruth R. Harkin; 6,842 DSUs for Lise Lachapelle; 6,286 DSUs for Gary J. Lukassen; 6,073 DSUs for Paul Rivett; 3,016 RSUs, 52,422 shares of phantom stock and 5,352 DSUs for John A. Rolls; 3,016 RSUs, 3,005 shares of phantom stock and 5,352 DSUs for Hon. Togo D. West, Jr. The aggregate number of option awards outstanding for each director at the end of 2008 is as follows: 343 options for William E. Davis; 1,040 options for Richard B. Evans; 1,820 options for Gordon D. Giffin; 632 options for Lise Lachapelle; 343 options for Gary J. Lukassen; 12,480 options for John A. Rolls; 7,511 options for Hon. Togo D. West, Jr.

(3)	Mr. Black resigned from the Board on April 14, 2008. His grant of 5,352 DSUs ($65,776) was paid on September 30, 2008.

(4)	Mr. Evans elected to allocate his 2008 annual retainer and meeting fees to DSUs under Bowater’s Deferred Plan, as defined below.

(5)	Ms. Harkin elected to allocate her 2008 annual retainer and meeting fees to a deferred cash account under Bowater’s Deferred Plan.

(6)	Mr. Rolls elected to allocate his 2008 annual retainer and meeting fees to DSUs under Bowater’s Deferred Plan.

(7)	Mr. Van Saun resigned from the Board on April 14, 2008. His 2008 grant of 5,352 DSUs ($65,776) was paid on September 4, 2008.

(8)	The grant date fair value of each stock award made during 2008 computed in accordance with SFAS 123R, based on the closing price on the NYSE on the grant date, is as follows:

Grant Date	Shares	Value	Director Recipients
6/4/08	5,352	$67,649	Anderson, Black, Bougie, Davis, Evans, Giffin, Harkin, Lachapelle, Lukassen, Rolls, Van Saun and West
7/30/08	6,073	$52,106	Griffiths and Rivett

(9)	As is required under SEC rules, all of Mr. Paterson’s and part of Mr. Weaver’s compensation from the Company for 2008 are recorded in the Summary Compensation Table since they appear in that table as named executive officers.

(10)	Mr. Giffin resigned from the Board on January 22, 2009.

Compensation payable to AbitibiBowater’s directors is based on an annual retainer fee of $50,000 for all non-employee directors. In addition, the chair of the Audit Committee receives an annual retainer of $10,000 and other committee chairs receive $5,000 in recognition of their added responsibilities. All directors are reimbursed for reasonable expenses incurred in connection with attending Board and committee meetings.
To ensure that the interests of the directors are aligned with those of the stockholders, AbitibiBowater makes an annual equity-based grant valued at $70,000 to the directors. AbitibiBowater uses DSUs granted under AbitibiBowater’s 2008 Equity Incentive Plan to provide this type of compensation. The value of all outstanding equity grants to directors has become nearly worthless as a result of the significant decrease in the Company’s stock price in 2008 and 2009. The equity-based grant for 2009 has been postponed by the Board.
In addition, AbitibiBowater adopted a deferred compensation plan (described below) that permits the directors to defer the receipt of cash income in the form of DSUs. To ensure that AbitibiBowater’s directors make steady progress toward satisfying applicable stock ownership guidelines, AbitibiBowater may require that a portion of the director’s cash compensation be deferred as DSUs until the guidelines are satisfied. The Company has not imposed such requirements in 2008 given the current value of the Company’s stock.
Stock Ownership Guidelines
AbitibiBowater has stock ownership guidelines applicable to directors which were adopted to ensure that the directors would also be stockholders and thus their interests would be aligned with stockholders’ interests. However, measurements of compliance with existing guidelines have been suspended in light of equity market conditions. The Board plans on resetting the ownership guidelines at a later date.
Deferred Compensation
In 2008, the Company established the AbitibiBowater Outside Director Deferred Compensation Plan (the “AbitibiBowater DSU Plan”) effective as of January 1, 2009, which combines features from prior plans used by Abitibi and Bowater for non-employee directors. Under the AbitibiBowater DSU Plan, a director who is a U.S. resident for tax purposes and elects to defer all or a portion of his/her annual cash compensation for Board service, can allocate his/her deferrals in an interest-bearing cash account and/or a DSU account, subject to a 5% discount for initial deferrals to the DSU account. The director cannot subsequently make transfers between the accounts. If a director who is a Canadian resident for tax purposes elects to defer all or a portion of his/her annual cash compensation, it may only be allocated to the DSU account.
Distributions generally will be made in a lump sum cash payment upon the director’s termination or resignation from service or death, whichever is earlier. Actual payment will be made by the later of the end of the calendar year in which the payment event occurs or the 15th day of the third month following the payment event. The timing for distribution complies with Section 409A of the Internal Revenue Code (the “Code”), which governs the AbitibiBowater DSU Plan.
Before the establishment of the AbitibiBowater DSU Plan, directors were permitted to defer their cash compensation pursuant to the terms of the former plans of Abitibi and Bowater, which are described below. In conjunction with the establishment of the AbitibiBowater DSU Plan, any eligible director’s outstanding balance determined as of December 31, 2008 under these plans along with any deferred stock unit award granted to a Bowater director under the Bowater Incorporated 2006 Stock Option and Restricted Stock Plan were transferred and credited to the AbitibiBowater DSU Plan as an opening account balance. The respective Abitibi and Bowater plans were then terminated on December 31, 2008. As a result, the AbitibiBowater DSU Plan is the only ongoing deferred compensation plan for non-employee directors.
Any pending payments in respect of awards made under the AbitibiBowater DSU plan cannot be paid as a result of the Creditor Protection Proceedings without further court order or pursuant to a plan of reorganization.
Historical Abitibi deferred compensation
To ensure that Abitibi directors’ compensation would be aligned with stockholders’ interests, half of the annual retainer paid to Abitibi directors was paid in the form of DSUs pursuant to the Abitibi Deferred Share Unit Plan until the directors met the stock ownership guidelines of three times the total amount of the annual retainer. Once this objective was reached, the director had the option to receive his annual retainer in cash or DSUs. After termination of board service, directors received an amount equal to the number of DSUs credited to their account (including the value of dividends, as if reinvested in additional units) multiplied by the then fair market value of the Abitibi common shares (as determined under the Abitibi Deferred Share Unit Plan).

Historical Bowater deferred compensation
Bowater had three director plans. The primary deferred compensation plan was the Deferred Compensation Plan for Outside Directors of Bowater Incorporated (the “Bowater Deferred Plan”), which permitted Bowater non-employee directors to elect irrevocably to defer receipt of all or a part of their annual retainer and meeting fees. Directors who elected to defer their fees to the Bowater Deferred Plan could allocate their fees to a cash account, a stock account or both accounts, as elected by the director. Deferred compensation was allocated to the applicable account as of the end of each calendar quarter. The directors could elect to transfer balances between the cash and stock accounts subject to certain conditions set forth in the Bowater Deferred Plan.
The number of units credited to the stock account would equal the dollar amount of the compensation deferred divided by 95% of the closing price of the common stock (i.e., a 5% discount). Amounts credited to the cash account would accrue interest on the average monthly balance of that account at a rate equal to the rate for the Fixed Income Fund maintained for Bowater’s Retirement Savings Plan.
The second plan offered to Bowater directors was the Bowater Incorporated Outside Directors’ Stock-Based Deferred Fee Plan, originally effective May 11, 2005. This plan credited to a deferred account a number of stock units equal to a number of shares of stock with a fair market value of $15,000 (the mean between the highest and lowest stock price as reported on the NYSE). As noted above, this plan was terminated effective December 31, 2008 and any outstanding balance for an active director was transferred to the AbitibiBowater DSU Plan. The third plan was the Bowater Incorporated 2004 Non-Employee Director Stock Unit Plan, which was in effect for a limited time, but outstanding balances remained as of December 31, 2008 and were likewise transferred to the AbitibiBowater DSU Plan.
Executive Compensation
Compensation discussion and analysis
Overview
AbitibiBowater was formed by the combination of Abitibi and Bowater, which occurred on October 29, 2007. The compensation philosophy, which was developed from that of the two predecessor companies, is described below.
The primary objective of AbitibiBowater’s executive compensation program is to provide competitive, performance-based compensation to enable the Company to attract and retain key individuals and to motivate executives to achieve the Company’s short-, medium- and long-term business goals. The program was designed to reward the achievement of goals that were aligned with the interests of stockholders in order to enhance stockholder value post-Combination. A secondary goal in 2008 was to retain executives through the short-term transition period and motivate them to expend the extra efforts required to integrate the Company’s businesses post-Combination during a period of challenging market conditions in the forest products industry.
The significant decline in value of the Company’s common stock price in 2008 and early 2009, and most recently as a result of the Creditor Protection Proceedings, has directly affected the Company’s named executive officers who, due to the emphasis on equity-based pay in the Company’s compensation program, had significant holdings and compensation valued by reference to the Company’s common stock. However, the Board’s primary focus has been to preserve cash usage while the Company attempted to refinance its significant indebtedness. It is against the backdrop of these circumstances that the HRCC and the Board have made certain of the 2008 compensation decisions discussed here. Also, because of these exceptional circumstances, the HRCC and the Board have postponed their decisions with respect to key compensation elements for 2009, namely the adoption of an annual incentive plan and the grant of equity awards.
Key compensation actions for 2008
In 2008, AbitibiBowater set performance goals under the 2008 AbitibiBowater Annual Incentive Plan (the “2008 Annual Incentive Plan”). However, no bonuses were paid to the named executive officers as payments were made contingent upon the Company achieving two consecutive quarters of positive operating cash flow in 2009. The Company granted stock options and RSUs to named executive officers in March 2008. In addition, the Company structured a severance agreement and a consulting agreement with Mr. Thorsteinson, entered into a consulting agreement with Mr. Weaver, and reached an agreement with Mr. Weaver on the dates of payments due to him from the Company following his retirement. In light of the Creditor Protection Proceedings, payments of bonuses, severance, and in respect of equity, are not permitted except pursuant to a court order or a plan of reorganization.

Named executive officers
AbitibiBowater’s named executive officers are:
•	David J. Paterson, President and Chief Executive Officer.

•	William G. Harvey, Senior Vice President and Chief Financial Officer.

•	Alain Grandmont, Senior Vice President, Commercial Printing and Papers Division.

•	Pierre Rougeau, Senior Vice President, Newsprint.

•	James T. Wright, Senior Vice President, Human Resources.
•	John W. Weaver, Executive Chairman (retired on June 30, 2008 and resigned as Executive Chairman of the Board on February 1, 2009).

•	Thor Thorsteinson, Senior Vice President, International (resigned on July 31, 2008).
Committee responsibilities
The HRCC approves all compensation and awards to the Company’s executive officers, including the President and Chief Executive Officer and the Chief Financial Officer and all the executive officers who report directly to the President and Chief Executive Officer. The HRCC, with the assistance of the Nominating and Governance Committee, assesses the performance goals and objectives of the President and Chief Executive Officer and makes recommendations to the Board relating thereto. The final compensation package for the President and Chief Executive Officer is ultimately approved by the independent directors of the Board.
The HRCC has, as part of its charter, the authority to select and retain its own independent advisors to provide guidance on the competitiveness and appropriateness of the compensation programs for the President and Chief Executive Officer and the other top executive officers. This advice typically pertains to base salaries, short- and long-term incentives, pension design, benefits, perquisites, employment and change in control provisions, analysis of performance factors used to determine incentive awards and payouts and related pay-for-performance analysis.
Compensation consultants
The HRCC engaged independent consultants to gather information and provide advice and counsel on various executive compensation matters. Over the course of 2008, the HRCC engaged Mercer Human Resource Consulting (“Mercer”) and Hugessen Consulting. In early 2008, Mercer was asked to evaluate and provide recommendations regarding the compensation of the Chief Executive Officer and the Executive Chairman, stock ownership guidelines and Board compensation. Mercer and Hugessen Consulting were called upon to provide additional executive compensation consulting services to the HRCC from time to time in order to ensure that the Company’s compensation strategies remained appropriate.
While external information and advice have been used in the ongoing assessment of the executive compensation programs, the HRCC and the Board retained the full responsibility for all decisions related to the Company’s compensation programs and plans as well as their implementation.
Selection and use of peer group companies
The AbitibiBowater peer group for 2008 included large forest products companies (i.e., with annual revenues over $6 billion) and, because of the limited number of forest industry peers, a number of large Canadian industrial companies (i.e., also with revenues over $6 billion) with a North American pay philosophy. This peer group is being retained for 2009. The peer group is listed below:

United States	Canada
Domtar Corporation	Bombardier Inc.
International Paper Company	Canadian National Railway Company
MeadWestvaco Corp.	Quebecor World Inc.
Smurfit-Stone Container Corporation
Weyerhaeuser Company
The companies were selected based on business similarity, geographic breadth of operations and size and because they represent the primary market for the key skills and attributes the Company requires at the executive level. The Company reviews this group of companies periodically to ensure its continued relevance, and last reviewed this group in late 2007 in connection with the Combination.

Key elements and policies for compensation of executive officers
AbitibiBowater’s philosophy and strategy regarding executive compensation recognizes the value added by a highly skilled and committed management team. The skills and impact of this group are essential for the successful management of the Company and for the formulation and implementation of strategic plans.
The compensation packages adopted by AbitibiBowater were designed to meet the following objectives:
•	to attract team members with superior management ability, insight and judgment;
•	to retain valued members of the executive team throughout the business cycles typical in the forest products industry;

•	to motivate and reward members of the executive group for achieving short-, mid- and long-term results, with a view to contributing to the prosperity of the Company and its stockholders;

•	to have a significant portion of the compensation package linked to the achievement of specific financial measures; and

•	to ensure that executives recognize the close link between their personal interest and the creation of stockholder value.
The following four principles support the philosophy described above:
•	Market competitiveness: The compensation for executives is designed to be competitive with compensation of executives of comparable peer companies and to take into consideration Company and business unit results relative to the results of peers.

•	Performance-based: Executive compensation levels reflect Company, business unit and individual results based on specific quantitative and qualitative objectives established at the start of each financial year in keeping with short-, mid- and long-term strategic objectives.

•	Aligned with stockholder interests: The executive compensation programs are designed with the goal of aligning executives’ interests with those of the stockholders. Specifically, the annual incentive plans incorporate short-term financial and operational performance goals, the attainment of which is expected to enhance stockholder value. Further, the granting of equity awards in the form of both stock options and RSUs, coupled with the stock ownership guidelines requiring senior executives to own stock with a value equal to a specified multiple of their base salaries, is designed to ensure that the executives have a substantial ownership interest consistent with those of the Company’s stockholders. See “—Compensation elements—stock ownership guidelines” below. Both AbitibiBowater stockholders and the named executive officers were affected by the unprecedented decline in the Company’s stock price in 2008 and early 2009.

•	Individual considerations: The compensation levels are also designed to reflect individual factors such as scope of responsibility, experience and performance against individual measures.
As discussed in detail below, total compensation to named executive officers in 2008 was well below what was intended by the Company. The priority of preserving cash usage and attempting to refinance the Company’s debt has prevented the Company from applying its compensation philosophy and objectives.
Market competitiveness
To stay competitive, AbitibiBowater seeks to ensure that compensation paid to executives is consistent with “market” levels in the forest products industry. To help make this assessment, the HRCC considers compensation policies and levels of the peer companies as described above. AbitibiBowater uses executive compensation benchmarking as part of its compensation philosophy under which collective target compensation levels for the executives should be set at the median (50th percentile) of the peer group. The actual total direct compensation levels should be above median when financial performance is superior to the median performance of the peer group and below median when financial performance is inferior to the median financial performance of the peer group. In light of the Creditor Protection Proceedings, the HRCC and the Board have postponed any decisions or changes to total compensation that are intended to ensure that the compensation paid is consistent with market levels in the forest industry.
In summary, the compensation policy as defined by AbitibiBowater is shown below:

Base Salaries

Total Cash Compensation (Base + Short-Term Incentive Plan)	50th percentile for median (50th percentile) performance

75th percentile for top quartile performance

Total Direct Compensation (Base + Short-Term + Mid-Term + Long-Term Incentive Plans)	50th percentile for median (50th percentile) performance

75th percentile for top quartile performance

Total compensation amounts depend greatly on AbitibiBowater’s performance. The variable components (short-, mid- and long-term plans) place a significant amount of compensation at risk, which results in higher compensation in the years of better Company performance. The substantial decline in AbitibiBowater’s stock price in 2008 and early 2009 has, for the time being, eliminated a large portion of the overall value of the total compensation package.
Following the Combination, AbitibiBowater conducted a thorough assessment of its compensation policy in 2007 and analyzed the executive compensation program at that time to make sure the overall pay program was competitive. This review has not yet been updated, and while the Board wishes to ensure that executive compensation remains competitive, the Board’s primary focus is to preserve cash usage. As a consequence of cash preservation and the unprecedented decrease in the Company’s common stock price in 2008 and early 2009, no new awards of equity-based compensation have been made or are contemplated to be made to employees, including the named executive officers. The Board will continue to consider alternatives on all compensation issues and may make changes as circumstances change.
The following are the two guiding principles AbitibiBowater uses to establish and determine the reference market group for individual executives:
•	In general, compensation is designed to be competitive at the relevant national market level. For executives based in or recruited from Canada, the reference market is Canada and for executives based in or recruited from the United States, the reference market is the United States.

•	For those positions unique to the forest products or forestry industries, industry specific data is primarily used to determine market competitiveness. For positions of an administrative nature that exist in some form in the majority of organizations, other large corporation data is used to determine market competitiveness.
Compensation structure
The financial, operating and stock performance of AbitibiBowater since the Combination has continued to reflect, in part, adverse conditions in the forest products industry, which were experienced over the previous five years by the predecessor companies. The Company and its predecessors used a pay-for-performance framework, which, under current market conditions, has delivered total earned pay to named executive officers at levels well below what either company intended or expected. For example, the value of all outstanding equity grants to executives has substantially declined as a result of the unprecedented decrease in the Company’s common stock price in 2008 and early 2009, and most recently as a result of the Creditor Protection Proceedings. The Company’s troubled industry is one in which success is dependent upon superior executive leadership capable of weathering its unique economic challenges. AbitibiBowater believes it is critical to provide meaningful award opportunities and incentives to executives that will retain top talent and motivate executives to excel in segments over which they have some control, as demonstrated since the Combination through significant synergy savings, health and safety improvements and increased operating efficiencies, and reward them for staying with the Company through a difficult period. However, the immediate priority of developing a comprehensive restructuring plan, preserving cash usage and weathering the current business downturn has prevented the Company from applying these fundamental compensation principles to the pay of senior executives.
The key elements of the 2008 executive compensation programs consisted of: (i) base salary and benefits, (ii) short-term cash incentive compensation, (iii) mid- and long-term incentive awards and (iv) severance and change in control arrangements. The different elements have distinct purposes within the overall compensation plan, as described below:
•	Base salary and benefits are designed to be a fixed element of compensation competitive with market benchmarks.

•	Short-term cash incentive compensation under the annual incentive plans was designed to focus executives on the objectives approved by the HRCC for a particular year (discussed in detail under “—Annual bonus” below), including divisional goals or individual goals set by the HRCC or management.

•	Mid- and long-term incentive awards, such as RSUs and stock options, focus executives’ efforts on goals within the recipients’ control that the HRCC believed were necessary to ensure the long-term success of the Company, as would be reflected in increases to the stock prices over a period of several years, and to align the executives’ interests with those of stockholders.

•	Severance and change in control arrangements were designed to facilitate AbitibiBowater’s ability to attract and retain executives as the Company competes for executive talent in a marketplace where such protections are commonly offered. The severance benefits provide benefits to ease an executive’s transition in the event of termination of employment by the Company due to on going changes in the Company’s employment needs. The change in control benefits encourage executives to remain focused on the Company’s business in the event of rumored or actual fundamental corporate changes.
Allocation among elements of compensation
AbitibiBowater believes that the mix of base salary and benefits, cash incentive compensation, mid- and long-term incentive awards and severance and change in control arrangements provided to the named executive officers—generally those executives having the greatest ability to influence Company performance—should be predominately performance-based and long-term in nature, while lower levels of management should receive a greater portion of their compensation in base salary and annual incentives. AbitibiBowater believes that the named executive officers should have more of their pay at risk than other executives who have less impact on the overall performance of the Company.
The average pay mix was set following the Combination, with the assistance of Mercer, in application of the concept identified above. The pay mix was intended for 2008. It is presented in the following table:

			Mid-/
		Annual	Long-Term
Level	Base Salary	Incentive	Incentive
President and Chief Executive Officer	23%	18%	59%
CFO / Senior Vice Presidents (Newsprint & Commercial Printing and Coated Papers)	34%	24%	42%
Senior Vice Presidents (Wood Products)	39%	23%	38%
Senior Vice Presidents (Support Functions) and Vice Presidents (Newsprint & Commercial Printing and Coated Papers)	43%	19%	38%
Vice Presidents (Direct Reports to Senior Vice Presidents)	57%	21%	22%
No changes to the pay mix were introduced in 2008 despite the fact that the total compensation earned by named executive officers has been well below what the Company intended or expected. The focus of the Board is to preserve cash usage during the pendency of the Creditor Protection Proceedings. The Board may evaluate the need to revise the current pay mix at a later date.
Compensation elements
Base salary
AbitibiBowater seeks to provide senior management with a level of assured cash compensation in the form of base salary that recognizes competitive market practice within the applicable industry as well as the executives’ professional status and accomplishments. Executive officers’ salaries are generally set to be competitive with executive compensation at comparable companies considering the scope of the individual’s responsibilities relative to the responsibilities of executives at comparable companies.
The uniform nominal dollar salary structure established following the Combination provides for all executive salaries to be in the currency of the country of residence. This does not apply to the Canadian senior vice presidents whose employment agreements provide for their salaries to be in U.S. dollars, notwithstanding that their country of residence is Canada. In their case, the salary is converted monthly, for payroll and fiscal purposes, to Canadian dollars, using the previous month’s average exchange rate.
Future salary increases for senior executives will be made only under one or more of the following circumstances: (i) assumption of significantly greater responsibility, (ii) outstanding achievement that leads to improved profitability and/or (iii) adjustment of base salary that is considerably below the 50th percentile of pay for similar positions at comparable companies. Although competitive pay is important, the Company’s focus on improving its performance and preserving cash caused the HRCC to freeze salaries for senior executives in 2008 and salaries have remained frozen since the date of the Combination.

Annual bonus
In 2008, the Company established the 2008 Annual Incentive Plan to provide an incentive to executives to meet pre-established short-term financial and operational performance goals. Awards to be granted in respect of 2008, if any, would also take into account performance in the months of November and December 2007, upon the decision of the HRCC to carry over performance post-closing of the Combination to 2008 for bonus payment purposes. Consequently, any bonus payment amount in respect of the 2008 annual award would have been multiplied by 14/12 in order to also reflect performance of the Company at the end of 2007 after the Combination was consummated. The 2008 Annual Incentive Plan is administered by the HRCC. As discussed in detail below, the HRCC has determined that no executive bonus for 2008 would be paid unless and until the Company experienced two quarters of positive operating cash flow in 2009. In light of the Creditor Protection Proceedings, these payments are not permitted to be made except pursuant to a court order or under a plan of reorganization. As mentioned above, the HRCC has postponed the adoption of an annual incentive plan for 2009.
The 2008 Annual Incentive Plan sets performance goals for six metrics: operational excellence, cash return on capital employed, operating profit, individual performance component, synergy attainment and a financial reduction factor. There is a holdback feature of 20% based on individual or group performance goals. The metrics are defined as follows:
•	Operational Excellence—Operational Excellence is defined as the performance result of each individual operation’s objectives (at division or site level), which include at least three performance criteria from the following: Volume, Cost, Overall Equipment Efficiency, Quality and Safety.

•	Cash Return on Capital Employed (“Cash ROCE”)—Cash ROCE is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) divided by the average over a 12-month period of total assets minus accounts payable and accrued liabilities minus income tax payable.
•	Cash ROCE performance of the Company is measured against the following peer group in the United States for the 12-month period ending September 30, 2008: Domtar Corporation, International Paper Company, MeadWestvaco Corp., Smurfit-Stone Container Corporation and Weyerhaeuser Company.
•	Operating Profit—Operating Profit is defined as the EBITDA result for the Company in 2008 compared with the annual EBITDA forecast per the table below.

•	Individual Performance Component
•	Each participant is given individual performance objectives (“key objectives”) by the participant’s reporting manager.

•	At the end of the calendar year, a potential bonus for each participant is calculated based on the results for the other four metrics: Operational Excellence, Cash ROCE, EBITDA and the Financial Reduction Factor. Participants in the 2008 Annual Incentive Plan may receive up to 80% of the computed payout based on the results of the performance goals. The remaining bonus portion of 20% is discretionary and can be earned in part, in full or in excess of 20% based on individual performance.
•	Individual Performance Goals—The individual non-financial goals established for the named executive officers were qualitative in nature and did not contain any specific quantitative targets or thresholds. No specific weighting was assigned to any particular individual non-financial goal. In light of this, AbitibiBowater believes that a detailed discussion of each of the other named executive officers’ individual goals would not be material or meaningful for the stockholders’ understanding of AbitibiBowater’s compensation decisions.

•	Synergy Attainment—In addition to the 2008 Annual Incentive Plan bonus, a separate award will be based on synergy attainment. Final savings are based on the annualized quarterly run rate for the last quarter of 2008, which is the average ongoing costs for that quarter multiplied by four, and is compared to the 2006 year-end baseline for synergy calculation.

•	Financial Reduction Factor—Bonus results under both the 2008 Annual Incentive Plan and the Synergy Bonus Plan could be reduced by 50% for the top executives if the Company’s cash position (cash from operations minus capital expenditures) was negative.
The HRCC had the discretion to adjust any or all awards, or to cancel any or all awards for any year despite achievement of performance measures.

Performance metrics for 2008 were as follows:
2008 OPERATING PROFIT — PAYOUT SCHEDULE

	50%	100%	150%	200%

EBITDA	$700 M	$1.0B	$1.3B	$1.6B
CASH ROCE RETURN — PAYOUT SCHEDULE

	50%	100%	150%	200%
2007 - 2008 ranking with respect to U.S. peer group: (Number of companies AbitibiBowater beats):	2	3	4	5
In the first quarter of 2009, management recommended, and the HRCC had determined that no bonus would be payable to AbitibiBowater named executive officers unless and until the Company experienced two consecutive quarters of positive operating cash flow (defined as cash from operations minus capital expenditures) during 2009 and further eliminated the Individual Performance Component discussed above. This new metric was introduced as a consequence of the Company’s financial situation, to preserve cash usage while the Company attempted to refinance its significant indebtedness and as a means of tying bonus payments to the repeated achievement of positive cash flows. In light of the Creditor Protection Proceedings, these payments are not permitted except pursuant to a court order or under a plan of reorganization. The following tables show the incentive compensation target goal for 2008 for the named executive officers, the assigned weight for each metric, the Company’s performance against each assigned goal and the unpaid amounts computed under the 2008 Annual Incentive Plan (subject to the above noted new metric):
ANNUAL INCENTIVE

	Incentive
	Compensation			Operating	Total Payout
	Goal (target	Operational		Profit		Percent of	Financial
	percentage of	Excellence	Cash ROCE	(EBITDA)	Target Goal	Target Goal	Reduction	Unpaid
Named Executive Officer	base salary)	Weighting	Weighting	Weighting	Achieved	Achieved	Factor	Amounts
David J. Paterson	75%	50%	20%	30%	113.41%	56.7%	50%	$222,469
William G. Harvey	70%	50%	20%	30%	113.41%	56.7%	50%	98,051
Pierre Rougeau	70%	50%	20%	30%	113.41%	56.7%	50%	103,819
Alain Grandmont	70%	50%	20%	30%	113.41%	56.7%	50%	98,051
James T. Wright	50%	50%	20%	30%	113.41%	56.7%	50%	56,029
John W. Weaver(1)	75%	50%	20%	30%	113.41%	56.7%	50%	190,688
Achievements of Targets					113.41%	56.7%	50%

(1)	Mr. Weaver’s total potential bonus payment, per his termination agreement, is 8/12 of the regular 2008 Annual Incentive Plan bonus.
SYNERGY ATTAINMENT

			Total Payout
	Synergy		Percent of
	Attainment (% of	Target	Target Goal	Financial	Unpaid
Named Executive Officer	Target Bonus)	Goal Achieved	Achieved	Reduction Factor	Amounts
David J. Paterson	50%	200%	100%	50%	$393,750
William G. Harvey	50%	200%	100%	50%	173,542
Pierre Rougeau	50%	200%	100%	50%	183,750
Alain Grandmont	50%	200%	100%	50%	173,542
James T. Wright	50%	200%	100%	50%	99,167
John W. Weaver(1)	50%	200%	100%	50%	590,625
Achievements of Targets		200%	100%	50%

(1)	Mr. Weaver’s total potential bonus payment, per his termination agreement, is a full 14/12 of the Synergy Bonus.

Equity awards
AbitibiBowater adopted the 2008 Equity Incentive Plan to enable the grants of new common stock-based awards to employees.
The Company generally makes equity awards to executive officers at the HRCC’s first or second meeting each year following the availability of the financial results for the prior year. This generally permits the HRCC to consider the prior year’s performance and expectations for the current year. The 2008 awards were made as early as practicable in the year in order to maximize the positive incentive component associated with the awards. The HRCC’s schedule was determined several months in advance, and the proximity of the awards to any earnings announcements or other market events was coincidental. The Company made equity awards at the HRCC’s March 25, 2008 meeting. As previously discussed, no new equity awards have been made or are currently contemplated to be made.
The Board had intended that the 2008 grants of RSUs and stock option awards would not only retain their initial value, but also serve to deliver long lasting appreciation to recipients so that 2008 grants made would remain a large part of the overall total long-term compensation package. However, as reflected in the table below, those awards lost almost all of their value during 2008.
LOSS IN COMPENSATION VALUE OF THE 2008 EQUITY GRANTS

					Fair Value
			Exercise or	Grant Date	at
		Number of	Base Price of	Fair Value of	December 31,
	Number of	Stock	Option	Stock and	2008 (closing	Loss in Compensation Value
	RSUs	Options	Awards	Option	price of		On
Name	Granted	Granted	(Per Share)	Awards	$0.47)	On RSUs	Options	Total
David J. Paterson	118,178	—	$—	$1,493,770	$55,544	$(1,438,226)	$—	$—
	—	152,000	13.08	1,174,960	22,800	—	(1,152,160)	(2,590,386)
William G. Harvey	34,995	—	—	442,337	16,448	(425,889)	—	—
	—	45,000	13.08	347,850	6,750	—	(341,100)	(766,989)
Pierre Rougeau	34,995	—	—	442,337	16,448	(425,889)	—	—
	—	45,000	13.08	347,850	6,750	—	(341,100)	(766,989)
Alain Grandmont	34,995	—	—	442,337	16,448	(425,889)	—	—
	—	45,000	13.08	347,850	6,750	—	(341,100)	(766,989)
James T. Wright	23,368	—	—	295,372	10,983	(284,389)	—	—
	—	30,000	13.08	231,900	4,500	—	(227,400)	(511,789)
John W. Weaver	93,625	—	—	1,183,420	44,004	(1,139,416)	—	—
	—	120,000	13.08	927,600	18,000	—	(909,600)	(2,049,016)
Thor Thorsteinson	—	—	—	—	—	—	—	—
The Board does not intend to replace equity grants that have lost value.
Retirement plans
Abitibi and Bowater have provided ongoing pension benefits in the past through traditional defined benefit pension plans.
After the Combination, the Company decided that its executives would continue to receive retirement benefits through new defined contribution plans rather than traditional defined benefit pension plans, except for certain former Abitibi executives who met eligibility requirements for continued participation in existing defined benefits plans. The Company believes that providing defined contribution plans instead of defined benefit plans will provide a more effective way of offering a competitive retirement benefit. A mix of tax-qualified retirement plans and supplemental plans for select members of management is designed to attract and retain the senior and experienced mid- to late-career executive talent the Company believes is necessary to compete in the forest products industry. In the qualified defined contribution plan, the Company provides an automatic contribution equal to a certain percentage of earnings (generally, base and paid bonus). In addition, the Company provides a supplemental defined contribution plan for executives above a certain salary grade. Under this plan, the Company will contribute an additional amount as an automatic company contribution so that the executive receives a total of 6.5% of earnings between the qualified and supplemental plans. In addition, an employer contribution is made equal to 10% of base salary (12% of base salary for Mr. Paterson). In light of the Creditor Protection Proceedings, no additional supplemental plan benefits will be paid except pursuant to a court order or plan of reorganization. The executives who continue to be covered by one of the Company’s defined benefit plans are entitled to benefits determined based on age and years of service. Additional details regarding the supplemental retirement plans and the different retirement plans applicable to each of the named executive officers are provided following the Pension Benefits Table set forth below.
Severance and change in control arrangements
AbitibiBowater believes that it should provide reasonable severance benefits to its employees. With respect to senior management, these severance benefits should reflect the fact that it may be difficult for employees to find comparable employment within a short period of time. Severance benefits should help provide an opportunity for the Company and former employee to part ways in an efficient and effective manner.
AbitibiBowater believes that the interests of stockholders will be best served if the interests of the Company’s senior management are aligned with them, and providing change in control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders.
Severance benefits will not be paid to the Company’s named executive officers in light of the Creditor Protection Proceedings, except pursuant to a court order or under a plan of reorganization.
Perquisites
Mr. Paterson is entitled to perquisites available by virtue of his position, including fiscal and financial advice, tax preparation, and a comprehensive annual medical examination, as well as other perquisites as approved from time to time by the HRCC. AbitibiBowater provides an executive perquisite allowance of $12,000 for executives who report directly to the President and Chief Executive Officer, an additional benefit value up to $5,000 for U.S. tax preparation for U.S. taxpayers who also have Canadian tax liabilities, plus a comprehensive annual medical examination for each of them. The purpose of the allowance is to cover the cost of personal tax preparation, personal automobile costs and club membership. Except in the case of Mr. Paterson, the HRCC decided to grant allowances set at a specific amount instead of granting reimbursements in order to simplify administration. In 2008, Mr. Paterson and Mr. Wright also received, respectively, $237,345 and $114,924 as tax and cost of living allowances and benefits under the Company’s international relocation policy linked to their Canadian residences.
Stock ownership guidelines
AbitibiBowater has stock ownership guidelines applicable to senior management which were adopted to ensure that senior executives would also be stockholders and thus their interests would be aligned with stockholders’ interests. However, measurement of compliance with existing guidelines has been suspended in light of equity market conditions. The Board plans on resetting ownership guidelines.
Deductibility of compensation—Section 162(m) of the Code
In order to maintain flexibility to attract and retain qualified executives, the Company allows for compensation that is not deductible under Section 162(m) of the Code and it will continue to do so in the future if it determines such approach to be in the best interests of the Company.
Compensation Committee Report
The following report does not constitute soliciting material and is not considered filed or incorporated by reference into any other filing by AbitibiBowater under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
The HRCC has reviewed and discussed the Compensation Discussion and Analysis above with management and, based on such review and discussion, the HRCC recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Hon. Togo D. West, Jr. (Chairman)
John Q. Anderson
Jacques Bougie
Richard B. Evans (Ad Hoc)
Anthony F. Griffiths
Ruth R. Harkin

Tabular Disclosure of Executive Compensation
The following table sets forth information concerning all compensation earned by the Company’s named executive officers for 2008, 2007 and 2006:
SUMMARY COMPENSATION TABLE FOR 2008

								Change in
								Pension Value
								and Non-
								Qualified
							Non-Equity	Deferred	All Other
Name and Principal					Stock	Option	Incentive Plan	Compensation	Compensation
Position	Year		Salary	Bonus	Awards(1)	Awards(2)	Compensation(3)	Earnings(4)(10)	(5)	Total
David J. Paterson	2008		$900,000	$—	$685,750	$618,590	$—	$—	$519,114	$2,723,454
President and Chief	2007		900,000	380,970	836,099	653,182	174,834	—	420,372	3,365,457
Executive Officer	2006	(6)	550,000	374,000	908,333	447,950	—	—	224,210	2,504,493

William G. Harvey	2008		425,000	—	54,511	364,826	—	—	194,069	1,038,406
Senior Vice President	2007		375,652	377,725	583,648	64,781	46,922	80,881	189,295	1,718,904
and Chief Financial	2006		350,769	—	73,530	11,317	101,590	78,003	13,455	628,664
Officer

Pierre Rougeau(7)	2008		450,000	—	1,837	90,295	—	—	15,287	557,419
Senior Vice President,	2007		431,104	287,981	47,011	42,866	95,853	196,691	19,681	1,121,187
Newsprint

Alain Grandmont(7)	2008		425,000	—	2,109	125,866	—	—	16,260	569,235
Senior Vice President,	2007		403,119	199,341	41,780	42,411	118,275	253,536	12,556	1,071,018
Commercial Printing
Papers Division

James T. Wright(7)	2008		340,000	—	154,693	214,685	—	318,686	295,088	1,323,152
Senior Vice President,	2007		312,859	342,802	302,682	32,689	39,466	113,020	42,982	1,186,500
Human Resources

John W. Weaver(7)(8)	2008		689,345	—	35,595	927,600	—	3,691,654	2,141,514	7,485,708
Former Executive	2007		1,259,926	—	840,037	373,688	329,468	729,083	65,309	3,597,511
Chairman

Thor Thorsteinson(9)	2008		302,187	—	—	43,722	—	1,672,492	834,079	2,852,480
Former Senior Vice	2007		403,119	199,341	131,507	83,837	59,404	250,967	23,405	1,151,580
President, International

(1)	Amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008, 2007 and 2006 in accordance with SFAS 123R for awards of RSUs. Assumptions used in the calculation of these amounts are included (i) for 2006, in Note 21 to Bowater’s audited financial statements for the fiscal year ended December 31, 2006, included in Bowater’s Annual Report on Form 10-K originally filed with the SEC on March 1, 2007 (the “2006 Financial Statements”), (ii) for 2007, in Note 24 to AbitibiBowater’s audited financial statements for the fiscal year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K originally filed with the SEC on March 17, 2008 (the “2007 Financial Statements”) and (iii) for 2008, in Note 23 to AbitibiBowater’s audited financial statements for the fiscal year ended December 31, 2008, included in this Annual Report on Form 10-K (the “2008 Financial Statements”).

(2)	Amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008, 2007 and 2006 in accordance with SFAS 123R for awards of nonqualified stock options as shown in the 2006 Financial Statements, the 2007 Financial Statements and the 2008 Financial Statements, respectively. Assumptions used in the calculation of these amounts are included (i) for 2006, in Note 21 to the 2006 Financial Statements, (ii) for 2007, in Note 24 to the 2007 Financial Statements and (iii) for 2008, in Note 23 to the 2008 Financial Statements.

(3)	No bonus has been earned by the named executive officers under the 2008 Annual Incentive Plan, as payments were made contingent upon achieving two consecutive quarters of positive operating cash flow in 2009. As previously discussed, in light of the Creditor Protection Proceedings, payment of these bonuses are not permitted except pursuant to a court order or under a plan of reorganization. The Plan metrics and computed potential payout are discussed in significant detail under “Compensation discussion and analysis —Annual bonus.”

(4)	Amounts shown in this column reflect the actuarial increase in the present value of the named executive officers’ benefits under applicable pension plans established by Abitibi, Bowater and AbitibiBowater using interest rate and mortality rate assumptions consistent with those used in the applicable company’s financial statements. The actuarial present value of Messrs. Harvey, Grandmont and Rougeau’s pension benefits declined by $123,943, $299,099 and $52,557, respectively. Before 2008, AbitibiBowater’s defined benefit pension plans’ measurement dates for financial statement reporting purposes were September 30. Beginning in 2008, the measurement dates changed to December 31, the end of AbitibiBowater’s fiscal year. In accordance with SEC guidance, the amounts shown reflect the annualized change in the actuarial present value of the named executive officers’ accumulated benefits under all defined benefit plans from October 1, 2007 to December 31, 2008. There were no above-market or preferential earnings on nonqualified deferred compensation for the named executive officers in 2008, 2007 or 2006. A discussion of pension benefits is provided after the Pension Benefits Table below.

(5)	Amounts in this column reflect, for each former Bowater named executive officer, matching contributions allocated by Bowater to such individuals pursuant to the Bowater Savings Plan and a non-qualified supplemental retirement savings plan in the following amounts: Mr. Paterson, $164,950, Mr. Harvey, $63,365 and Mr. Wright, $46,522.

Mr. Paterson is entitled to perquisites available by virtue of his position, including fiscal and financial advice, tax preparation, and a comprehensive annual medical examination, as well as other perquisites as approved from time to time by the HRCC. Additional perquisites for the other named executive officers include (i) a $12,000 perquisite account covering personal transportation, fiscal/financial advice, etc., (ii) an additional benefit value of up to $5,000 for U.S. tax preparation for U.S. taxpayers who also have Canadian tax liabilities and (iii) a comprehensive annual medical examination.

In addition:
•	Mr. Paterson received a tax and cost of living allowance of $225,752 and benefits under the international relocation policy for relocation expenses of $11,593.

•	Mr. Wright received a tax and cost of living allowance of $104,649 and benefits under the international relocation policy for relocation expenses of $10,000.

•	Under his memorandum of agreement, Mr. Weaver is entitled to a $1,067,924 severance payment, $240,000 in consulting fees, $737,226 as part of a non-compete agreement and $60,000 in Director’s fees for his services from July 1 through December 31, 2008. In light of the Creditor Protection Proceedings, the remaining unpaid amounts due to Mr. Weaver may not be paid except pursuant to a court order or under a plan of reorganization.

•	Mr. Thorsteinson is entitled to receive a $136,140 severance payment, $380,000 in consulting fees and $182,797 as part of a non-compete agreement. In light of the Creditor Protection Proceedings, the remaining unpaid amounts due to Mr. Thorsteinson may not be paid except pursuant to a court order or under a plan of reorganization.

(6)	Mr. Paterson joined Bowater on May 1, 2006. Amounts in this line represent his total compensation for eight months.

(7)	The executive officer was not previously an officer of Bowater (AbitibiBowater’s predecessor) and therefore was not a “named executive officer” for U.S. securities law purposes prior to 2007. Accordingly, summary compensation disclosure is provided for 2007 and 2008 only.

(8)	The portion of Mr. Weaver’s Canadian salary that was paid in Canadian dollars was converted using the exchange rate in effect on the date of each payroll processing.

(9)	Mr. Thorsteinson’s non-equity incentive plan compensation is a prorated bonus award based on the average of his previous two years’ bonus payments, in accordance with his severance agreement. Mr. Thorsteinson’s salary for 2008 includes $54,270 in accrued vacation pay.

(10)	Due to a change in measurement date as required by FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the value of benefits accrued in 2008 is the annualized value of the total benefits accrued between September 30, 2007 and December 31, 2008.

GRANTS OF PLAN-BASED AWARDS FOR 2008

								All Other	All Other	Exercise
								Stock	Option	or Base	Closing	Grant
								Awards:	Awards:	Price of	Market	Date Fair
								Number of	Number of	Option	Price	Value of
		Estimated Possible Payouts Under			Estimated Future Payouts Under			Shares of	Securities	Awards(4)	on Date	Stock and
		Non-Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards (2)			Stock or	Underlying	(Per	of	Option
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units (3)	Options	Share)	Grant	Awards
David J. Paterson	6/4/08	$—	$—	$—	—	59,089	118,178	59,089	—	$—	$—	$1,493,770
	6/4/08	—	—	—	—	—	—	—	152,000	13.08	12.64	1,174,960
	n/a	590,625	1,181,250	2,362,500	—	—	—	—	—	—	—	—
William G. Harvey	6/4/08	—	—	—	—	17,497	34,995	17,498	—	—	—	442,337
	6/4/08	—	—	—	—	—	—	—	45,000	13.08	12.64	347,850
	n/a	260,313	520,625	1,041,250	—	—	—	—	—	—	—	—
Pierre Rougeau	6/4/08	—	—	—	—	17,497	34,995	17,498	—	—	—	442,337
	6/4/08	—	—	—	—	—	—	—	45,000	13.08	12.64	347,850
	n/a	275,625	551,250	1,102,500	—	—	—	—	—	—	—	—
Alain Grandmont	6/4/08	—	—	—	—	17,497	34,995	17,498	—	—	—	442,337
	6/4/08	—	—	—	—	—	—	—	45,000	13.08	12.64	347,850
	n/a	260,313	520,625	1,041,250	—	—	—	—	—	—	—	—
James T. Wright	6/4/08	—	—	—	—	11,684	23,368	11,684	—	—	—	295,372
	6/4/08	—	—	—	—	—	—	—	30,000	13.08	12.64	231,900
	n/a	148,750	297,500	595,000	—	—	—	—	—	—	—	—
John W. Weaver	6/4/08	—	—	—	—	46,812	93,625	46,813	—	—	—	1,183,420
	6/4/08	—	—	—	—	—	—	—	120,000	13.08	12.64	927,600
	n/a	759,375	1,518,750	3,037,500	—	—	—	—	—	—	—	—
Thor Thorsteinson	n/a	—	—	—	—	—	—	—	—	—	—	—

(1)	Amounts shown in these columns represent threshold, target and maximum amounts that could have been awarded under the 2008 Annual Incentive Plan. No bonus amount was paid for 2008 and none will be paid until such time as the Company has experienced two consecutive quarters of positive operating cash flow in 2009 (defined as cash from operations minus capital expenditures). In light of the Creditor Protection Proceedings, these payments are not permitted except pursuant to a court order or under a plan of reorganization. The amounts computed but unpaid under the 2008 Annual Incentive Plan are set forth in the 2008 Annual Incentive Plan table in the Compensation Discussion and Analysis.

(2)	The performance-based awards are based on performance against EBITDA targets at the end of the vesting period having a payment potential of 0% to 200% with payment occurring if our financial results meet or exceed the specified thresholds over a 3-year performance period from 2008 to 2010 and cliff vests on December 31, 2010. As of December 31, 2008, it was not probable that the performance-based awards would vest.

(3)	The service-based awards cliff vest on December 31, 2010.

(4)	The exercise price was the average high and low price on the NYSE on March 25, 2008.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
No cash incentive compensation was awarded to the named executive officers under the 2008 Annual Incentive Plan as the HRCC had previously made any payment pursuant to this plan contingent upon the Company experiencing two consecutive quarters of positive operating cash flow in 2009, and in light of the Creditor Protection Proceedings, these payments are not permitted except pursuant to a court order or under a plan of reorganization.
Bonus awards that would otherwise have been payable for 2008 are set forth in the Grants of Plan-Based Awards Table, along with the target and maximum amounts that could have been awarded under the 2008 Annual Incentive Plan. A discussion of each named executive officer’s target goals under the performance metrics and the actual amounts that may be earned by each named executive officer under the applicable plan is provided under “Annual bonus” in the Compensation discussion and analysis.
Employment agreements and offer letters
The material terms of each named executive officer’s employment agreement or arrangement are identified below, but any severance arrangement to which a named executive officer may be entitled upon certain termination events, whether or not in connection with a change in control, are described under “Severance and change in control arrangements.”
Messrs. Paterson, Harvey and Wright
From May 1, 2006 until the closing of the Combination, Mr. Paterson served as President and Chief Executive Officer of Bowater pursuant to the terms of an employment agreement, which continues in effect with AbitibiBowater. Mr. Wright’s employment agreement with Bowater also continues in effect; however, he is subject to an offer letter with AbitibiBowater that establishes his base salary and bonus target levels as well as addresses his specific perquisites. Mr. Harvey is subject to an offer letter and an employment agreement with the Company. Each of the employment agreements with Messrs. Paterson, Harvey and Wright continues in effect until death, disability, retirement or written notice of termination by the Company or the executive.

Mr. Paterson is entitled to an annual base salary of $900,000. He is also eligible to receive an annual bonus with a target payout of 75% of his base salary, with a maximum payout of 200% of his target bonus. Each of Messrs. Harvey and Wright are entitled to salaries of $425,000 and $340,000, respectively, and to participate in a short-term incentive plan with a bonus target level of 70% of base salary for Mr. Harvey and 50% of base salary for Mr. Wright. All bonuses are covered under the 2008 Annual Incentive Plan which also provides for a synergy bonus with target payouts set at 50% of the regular bonus target and may produce a maximum payout of 200% of the synergy target bonus. For 2008, no bonus was paid, as explained under “Compensation discussion and analysis—Annual bonus.”
Mr. Paterson is also entitled to paid vacation, reimbursement of reasonable business expenses and the perquisites available by virtue of his position, including fiscal and financial advice, tax preparation, and a comprehensive annual medical examination, as well as other perquisites as approved from time to time by the HRCC. Messrs. Harvey and Wright are also entitled to paid vacation and such reimbursement, but are each eligible for a perquisite allowance of $12,000 per year, an additional benefit value of up to $5,000 for U.S. tax preparation, plus a comprehensive annual medical examination. The scope of the perquisite allowance is described earlier under “Compensation discussion and analysis—Perquisites.”
Messrs. Paterson, Harvey and Wright are all subject to an ongoing covenant not to disclose confidential information and covenants not to compete with the Company and not to solicit the customers of the Company during the term of the agreement. Mr. Paterson’s covenants not to compete or solicit customers extend for two years following termination while Messrs. Harvey’s and Wright’s post-employment restrictive covenant period is one year following termination. The scope of these covenants is more fully described in each executive’s employment agreement.
Mr. Harvey is also entitled to a lump sum payment of $133,279 as a tax and cost of living allowance when he begins the relocation process to Canada and an education allowance of $15,000 per child per year for a period of three years. Mr. Harvey has not yet relocated to Canada. Messrs. Paterson and Wright were also entitled to a lump sum payment of, respectively, $225,752 and $104,649, as a tax and cost of living allowance when they began the relocation process to Canada. Mr. Paterson and Mr. Wright have relocated to Canada and the payments they received in connection with such relocation are reflected in the Summary Compensation Table.
Messrs. Grandmont, Thorsteinson and Rougeau
Messrs. Grandmont, Thorsteinson and Rougeau did not have separate employment agreements, but were provided offer letters by AbitibiBowater establishing the parameters for base salary, bonus targets and perquisites. Pursuant to the terms of the applicable offer letter, the executive is entitled to an annual base salary of $425,000 in the case of Messrs. Grandmont and Thorsteinson and $450,000 in the case of Mr. Rougeau. Each executive is eligible to participate in a short-term incentive plan with a target level of 70% of his base salary in the case of Messrs. Grandmont and Rougeau or 60% in the case of Mr. Thorsteinson. Each executive received a signing bonus of $30,000 in the case of Messrs. Grandmont and Thorsteinson and $50,000 in the case of Mr. Rougeau. Each executive is also eligible for an annual perquisite allowance of $12,000 in addition to a comprehensive annual medical examination.
Weaver consulting agreement
In connection with Mr. Weaver’s retirement on June 30, 2008, AbitibiBowater entered into a consulting agreement with Mr. Weaver effective July 1, 2008. Under the agreement, Mr. Weaver provided consulting services to AbitibiBowater during the period July 1, 2008 to March 31, 2009. Mr. Weaver was entitled to receive a consulting fee of $40,000 per month, plus reimbursement for reasonable business expenses.
Thorsteinson consulting agreement
In connection with Mr. Thorsteinson’s resignation on July 31, 2008, AbitibiBowater entered into a consulting agreement with Mr. Thorsteinson effective July 14, 2008. Under the agreement, Mr. Thorsteinson provided consulting services to AbitibiBowater during the period July 14, 2008 until December 31, 2008. Mr. Thorsteinson received consulting fees at a rate of $4,000 per day for up to 95 days or a total of up to 760 hours of consulting services. On days that Mr. Thorsteinson provided services for part of a working day, he was entitled to receive consulting fees at a rate of $500 per hour.
All offer letters anticipated an equity award tied to synergy achievement following the Combination, in addition to continuation of annual equity grants of similar value as the executive received pre-Combination. Equity awards outstanding before the Combination were rolled over and were to be paid in accordance with the initial payout schedule. However, in light of the Creditor Protection Proceedings, payment of equity awards are not permitted except pursuant to a court order or under a plan of reorganization.
Future employment agreements
Offer letters presented to the named executives officers provided that the executive will be covered by an employment agreement and a new change in control agreement. To date, only Mr. Harvey has received a new employment agreement. The HRCC expects to harmonize benefits for executives at a later date. Executives will continue to participate in various benefit plans such as pension, group insurance and vacation until informed otherwise.

Equity Awards
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008

			Option Awards							Stock Awards
			Number of Securities Underlying										Equity Incentive Plan
			Unexercised Options										Awards
						Equity									Market
						Incentive				Number of		Market	Number of		Value of
						Plan				Shares or Units		Value of	Unearned		Unearned
						Awards:	Option		Option	of Stock That		Shares or Units	Units That		Units That
	Grant					Unearned	Exercise		Expiration	Have Not		That Have	Have Not		Have Not
Name	Date		Exercisable	Unexercisable		Options	Price		Date	Vested		Not Vested	Vested		Vested(1)
David J. Paterson (1)	05/01/06		86,666	43,334	(2)	—	$52.74		05/01/2016	—		$—	—		$—
	01/30/07		8,161	16,322	(3)	—	53.60		01/30/2017	16,158	(3)	7,594	—		—
	01/18/08		—	—		—	—		—	—		—	28,184	(6)	13,246
	06/04/08	(10)	—	152,000	(7)	—	13.08		03/25/2018	59,089	(8)	27,772	59,089	(8)	27,772
William G. Harvey(1)	01/26/99		5,200	—		—	78.91		01/26/2009	—		—	—		—
	02/22/99		520	—		—	76.50		02/22/2009	—		—	—		—
	01/25/00		5,200	—		—	92.31		01/25/2010	—		—	—		—
	05/10/00		4,212	—		—	105.46		05/10/2010	—		—	—		—
	01/30/01		5,200	—		—	99.87		01/30/2011	—		—	—		—
	01/29/02		5,200	—		—	90.43		01/29/2012	—		—	—		—
	01/28/03		5,200	—		—	78.35		01/28/2013	—		—	—		—
	01/27/04		5,200	—		—	86.58		01/27/2014	—		—	—		—
	01/25/05		5,200	—		—	71.72		01/25/2015	—		—	—		—
	05/10/05		5,200	—		—	61.67		05/10/2015	—		—	—		—
	05/10/06		—	3,003	(4)	—	50.67		05/10/2016	1,554	(4)	730	—		—
	01/30/07		913	1,826	(3)	—	53.60		01/30/2017	3,414	(3)	1,605	—		—
	06/04/08	(10)	—	45,000	(7)	—	13.08		03/25/2018	17,498	(8)	8,224	17,497	(8)	8,224
Pierre Rougeau(1)	09/04/01		11,270	—		—	204.71	(5)	09/04/2011	—		—	—		—
	02/26/02		4,696	—		—	222.96	(5)	02/26/2012	—		—	—		—
	03/04/03		6,261	—		—	183.62	(5)	03/04/2013	—		—	—		—
	02/24/04		4,070	—		—	174.92	(5)	02/24/2014	—		—	—		—
	03/01/05		4,226	1,409	(7)	—	102.44	(5)	03/01/2015	—		—	—		—
	02/28/06		3,130	3,131	(7)	—	67.96	(5)	02/28/2016	—		—	—		—
	03/06/07		1,878	5,635	(7)	—	54.90	(5)	03/06/2017	8,662	(9)	4,071	—		—
	06/04/08	(10)	—	45,000	(7)	—	13.08		03/25/2018	17,498	(8)	8,224	17,497	(8)	8,224
Alain Grandmont(1)	01/15/99		620	—		—	241.04	(5)	01/15/2009	—		—	—		—
	02/28/00		1,928	—		—	224.63	(5)	02/28/2010	—		—	—		—
	02/26/01		3,023	—		—	197.01	(5)	02/27/2011	—		—	—		—
	02/26/02		3,757	—		—	222.96	(5)	02/26/2012	—		—	—		—
	03/04/03		4,696	—		—	183.62	(5)	03/04/2013	—		—	—		—
	02/24/04		4,070	—		—	174.92	(5)	02/24/2014	—		—	—		—
	03/01/05		4,226	1,409	(7)	—	102.44	(5)	03/01/2015	—		—	—		—
	02/28/06		3,130	3,131	(7)	—	67.96	(5)	02/28/2016	—		—	—		—
	03/06/07		1,565	4,696	(7)	—	54.90	(5)	03/06/2017	6,701	(9)	3,149	—		—
	06/04/08	(10)	—	45,000	(7)	—	13.08		03/25/2018	17,498	(8)	8,224	17,497	(8)	8,224
James T. Wright(1)	03/15/99		7,800	—		—	85.70		03/15/2009	—		—	—		—
	01/25/00		7,800	—		—	92.31		01/25/2010	—		—	—		—
	05/10/00		4,888	—		—	105.46		05/10/2010	—		—	—		—
	01/30/01		7,800	—		—	99.87		01/30/2011	—		—	—		—
	01/29/02		7,800	—		—	90.43		01/29/2012	—		—	—		—
	01/28/03		7,800	—		—	78.35		01/28/2013	—		—	—		—
	01/27/04		7,800	—		—	86.58		01/27/2014	—		—	—		—
	01/25/05		7,800	—		—	71.72		01/25/2015	—		—	—		—
	05/10/06		—	2,610	(4)	—	50.67		05/10/2016	1,352	(4)	635	—		—
	01/30/07		794	1,588	(3)	—	53.60		01/30/2017	2,969	(3)	1,395	—		—
	06/04/08	(10)	—	30,000	(7)	—	13.08		03/25/2018	11,684	(8)	5,491	11,684	(8)	5,491
John W. Weaver(1)	01/15/99		10,362	—		—	241.04	(5)	01/15/2009	—		—	—		—
	04/13/99		18,783	—		—	223.04	(5)	04/13/2009	—		—	—		—
	02/28/00		21,287	—		—	224.63	(5)	02/28/2010	—		—	—		—
	02/27/01		24,174	—		—	197.01	(5)	02/27/2011	—		—	—		—
	02/26/02		30,648	—		—	222.96	(5)	02/26/2012	—		—	—		—
	03/04/03		28,175	—		—	183.62	(5)	03/04/2013	—		—	—		—
	02/24/04		25,044	—		—	174.92	(5)	02/24/2014	—		—	—		—
	03/01/05		26,609	—		—	102.44	(5)	03/01/2015	—		—	—		—
	02/28/06		26,609	—		—	67.96	(5)	02/28/2016	—		—	—		—
	03/06/07		31,305	—		—	54.90	(5)	03/06/2017	20,328	(9)	9,554	—		—
	01/18/08		—	—		—	—		—	—		—	28,926	(6)	13,595
	06/04/08	(10)	120,000	—		—	13.08		03/25/2018	93,625	(8)	44,004	—		—

											Market
								Number of	Market	Number of	Value of
		Number of Securities Underlying						Shares Units	Value of	Unearned	Unearned
		Unexercised Options			Option		Option	of Stock That	Shares Units	Units That	Units That
	Grant			Unearned	Exercise		Expiration	Have Not	That Have	Have Not	Have Not
Name	Date	Exercisable	Unexercisable	Options	Price		Date	Vested	Not Vested	Vested	Vested(1)
Thor Thorsteinson(1)	01/15/99	394	—	—	241.04	(5)	01/15/2009	—	—	—	—
	02/28/00	1,578	—	—	224.63	(5)	02/28/2010	—	—	—	—
	02/27/01	3,023	—	—	197.01	(5)	02/27/2011	—	—	—	—
	02/26/02	3,757	—	—	222.96	(5)	02/26/2012	—	—	—	—
	03/04/03	4,696	—	—	183.62	(5)	03/04/2013	—	—	—	—
	02/24/04	4,070	—	—	174.92	(5)	02/24/2014	—	—	—	—
	03/01/05	4,383	—	—	102.44	(5)	03/01/2015	—	—	—	—
	02/28/06	6,261	—	—	67.96	(5)	02/28/2016	—	—	—	—
	03/06/07	6,261	—	—	54.90	(5)	03/06/2017	4,065 (9)	1,911	—	—

(1)
The stock awards vest as follows:
January 24, 2009: Mr. Harvey, 1,554; Mr. Wright, 1,352
January 30, 2009: Mr. Paterson, 8,079; Mr. Harvey, 1,707; Mr. Wright, 1,485
December 31, 2009: Mr. Rougeau, 4,889; Mr. Grandmont, 4,065
January 30, 2010: Mr. Paterson, 8,080; Mr. Harvey, 1,707; Mr. Wright, 1,484
Upon termination, Mr. Rougeau and Mr. Grandmont would receive 3,773 and 2,636 DSUs, respectively.
Upon termination, all outstanding options held by Mr. Weaver and Mr. Thorsteinson vested and remain exercisable to the end of their respective terms.

(2)	43,333 vested on May 1, 2008; 43,334 vest on May 1, 2009.

(3)	One-third vested on January 30, 2008, one-third vested on January 30, 2009 and one-third vests on January 30, 2010.

(4)	Vested on January 24, 2009.

(5)	Exercise prices converted as of October 29, 2007 into U.S. dollars using the exchange rate on that date of $1.048.

(6)	Synergy Awards: vest upon HRCC decision and following achievement of documented post-Combination synergies of at least $200 million (66.6% vesting), $250 million (83.2% vesting) or $300 million (100% vesting).

(7)	Vest ratably over a four-year period.

(8)	RSUs are 50% service-based and 50% performance-based. See the Grants of Plan-Based Awards table above. The service-based RSUs cliff vest on December 31, 2010; the performance-based RSUs cliff vest on December 31, 2010 if our financial results meet or exceed specified thresholds over a 3-year performance period from 2008 to 2010.

(9)	Vests on December 31, 2009.

(10)	The exercise price for the options was computed using the average of the high and low stock price as quoted on the NYSE on March 25, 2008, which was the date the options were issued to employees; however, in accordance with SFAS 123R, the grant date fair value was determined on June 4, 2008, which was the date of shareholder approval of the 2008 Equity Incentive Plan.

OPTION EXERCISES AND STOCK VESTED FOR 2008

	Stock Awards
	Number of shares	Value realized on
Name	acquired on vesting	vesting(2)
David J. Paterson	8,080	$76,800	(1)(4)
William G. Harvey	4,638	75,716	(1)(4)
Pierre Rougeau	2,539	1,182	(2)(3)
Alain Grandmont	2,540	1,182	(2)(3)
James T. Wright	4,396	73,200	(1)(4)
John W. Weaver	10,800	5,027	(2)(3)
Thor Thorsteinson	2,540	1,182	(2)(3)

(1)	David J. Paterson: 8,080 RSUs vested on May 5, 2008.
William G. Harvey: 2,931 RSUs vested on January 1, 2008 and 1,707 RSUs vested on May 5, 2008.
James T. Wright: 2,911 RSUs vested on January 1, 2008 and 1,485 vested on May 5, 2008.

(2)	The Abitibi Restricted Share Unit Plan units granted February 28, 2006 vested on December 31, 2008.

(3)	Stock price used in calculating value realized is the closing price on TSX (Cdn$0.57) on the vesting date, and conversion to U.S. dollars was made at the rate of 0.8166.

(4)	Stock prices used in calculating value realized are the average high and low share price on the NYSE on the following vesting dates:

January 1, 2008	$20.297
May 5, 2008	$9.505

Pension Benefits
The table below shows the present value of accumulated benefits payable to each of the named executive officers, including the number of years of service credited to them under each applicable plan. The benefits were determined using the interest rates and mortality rate assumptions consistent with those used in the Company’s financial statements.
PENSION BENEFITS FOR 2008

		Number	Present	Payments
		of Years	Value of	During Last
		Credited	Accumulated	Fiscal
Name	Plan Name	Service	Benefit(1)	Year
David J. Paterson	n/a	—	$—	$—

William G. Harvey	Registered Plan (Canada)	7.42	96,649	—
	Supplemental Plan (Canada)	7.42	21,977	—
	Qualified Plan (U.S.)	8.42	118,927
	Equalization Plan (U.S.)	—	—	128,667
	Supplemental Plan (U.S.)	—	—	573,127

Pierre Rougeau	Registered Plan (Canada)	7.25	150,698	—
	Supplemental Plan (Canada)	11.50	717,748	—

Alain Grandmont	Registered Plan (Canada)	10.00	251,678	—
	Supplemental Plan (Canada)	24.58	1,745,183	—

James T. Wright	Qualified Plan (U.S.)	8.80	262,359	—
	Equalization Plan (U.S.)	—	—	402,244
	Supplemental Plan (U.S.)	—	—	919,652

John W. Weaver	Qualified Plan (Sales) (U.S.)	20.40	—	380,235
	Qualified Plan (Augusta) (U.S.)	5.58	93,291	—
	Supplemental Plan (U.S.)	25.33	11,303,281	—

(1)	The present value of accumulated benefits was measured as of December 31, 2008 using plan-specific discount rates and mortality assumptions.
The following discussion describes the terms of the pension plans applicable to each named executive officer.
Bowater U.S. pension benefits
Of the named executive officers, Messrs. Harvey and Wright have pension benefits payable from the Bowater pension plans. Mr. Paterson has never been covered by any of the three Bowater pension plans (qualified or non-qualified) described below. His retirement benefits are provided through defined contribution plans, described further below.
Pension benefits under the Bowater plans were offered through a qualified plan and two non-qualified plans. In general, the plans’ formulas provide a traditional pension plan formula based on years of service and a percentage of final average monthly compensation. A “qualified plan” means the plan is qualified for favorable tax treatment under Section 401(a) of the Code and is available to a broad base of employees. In contrast, a “non-qualified plan” is not qualified for this favorable tax treatment and provides for retirement benefits to a select group of management and highly compensated employees in order to provide for additional pension benefits that cannot be provided under the qualified plans because of statutory Code limitations or to provide an overall benefit that is partially offset by the benefit provided under the qualified plan.
The Bowater qualified plan is the AbitibiBowater Inc. Retirement Plan (formerly named the Bowater Incorporated Retirement Plan or “BRP”) and the two non-qualified plans are the Bowater Incorporated Benefits Equalization Plan (“Equalization Plan”) and the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies (“SERP”).

Before 2007, the three plans worked together as follows to provide a pension benefit for those covered by all three plans: The SERP provided the overall pension benefit to which a participant was entitled, part of which was offset by the benefit payable under the BRP and the Equalization Plan. The BRP and the Equalization Plan worked together by providing benefits pursuant to one formula, set forth in the BRP. The BRP limited the amount of pension benefit payable due to statutory limits under the Code. The Equalization Plan provided a make-up of the qualified plan benefits that were limited by those statutory limits. As a result, there were two formulas — the one provided by the SERP and the formula provided by the BRP.
Bowater changed its retirement program by shifting to a predominantly defined contribution environment from a traditional defined benefit pension environment. In this regard, effective January 1, 2007, all three pension plans were frozen to new entrants and to certain current employees who did not meet a threshold eligibility requirement for continued participation (determined as of December 31, 2006). For these affected individuals, including Messrs. Paterson and Harvey, retirement benefits were provided through a new defined contribution program described below. Mr. Wright was not among those determined as of December 31, 2006 to have been affected by this freeze. However, effective December 31, 2007, the SERP and Equalization Plans were frozen to any remaining active participants, including Mr. Wright. Mr. Wright moved to the new defined contribution program described below.
SERP
The SERP provides a pension benefit at age 65 equal to 2.5% of the participant’s final average monthly compensation for each year of service up to 20 years of service, plus 1% of the participant’s final average monthly compensation for each year of service greater than 20 and up to 30 years of service. This pension benefit is offset by the benefit payable to the participant under the BRP and Equalization Plan. Participants are allowed to retire before age 60 if they are otherwise eligible to retire under the qualified plan. In the case of retirement before age 60, the retirement benefit is reduced by 1/2% per month before age 60.
BRP and Equalization Plan
The BRP provides an age 65 pension benefit equal to 52.5% of a participant’s final average monthly compensation, proportionately reduced for each year of benefit service less than 35 years, minus 50% of his primary Social Security benefit, proportionately reduced for each year of benefit service less than 35 years. Participants with at least 10 years of service can begin this benefit, unreduced, at age 62. The plan also provides for a reduced early retirement benefit if the participant has attained age 50 and completed at least 10 years of service. The early retirement reduction is 4.5% per year before age 62.
Time and form for payment
The BRP provides for payment in an annuity with a participant option to select payment among different types of annuities, any of which will provide monthly payments for the life of the participant, and if elected, the life of the participant’s beneficiary. Payment is made following termination from employment with AbitibiBowater and its related entities, and following an affirmative election by the participant. Mr. Harvey is currently eligible to retire and elect payment of his benefits under the BRP. Mr. Wright became eligible to retire on April 1, 2009.
The SERP and Equalization Plans provide for lump sum distributions. In connection with the December 31, 2007 freeze of the SERP and Equalization Plan, both Messrs. Wright and Harvey elected to and received a lump sum payment of their benefits from these two plans. These amounts are reflected in the Pension Benefits table above.
In light of the Creditor Protection Proceedings, payments from the Equalization Plan and the SERP are not permitted except pursuant to a court order or under a plan of reorganization.
Assumptions for Bowater U.S. pension benefits
Compensation
The definition of compensation under the three plans includes base salary and any annual incentive bonus. Final average monthly compensation for the BRP and the Equalization Plan is determined using the highest paying 60 consecutive calendar months out of the most recent 120 calendar months. Final average monthly compensation for the SERP is determined using the highest three non-overlapping 12 month periods in the most recent 120 calendar months.
As of December 31, 2008, final average compensation used under the BRP was $207,000 for Mr. Harvey and $212,000 for Mr. Wright.

Service
Under the BRP, Mr. Harvey is credited with 8.4 years of benefit service and Mr. Wright is credited with 8.8 years of benefit service. Effective October 29, 2007, Mr. Wright was granted an additional 1.25 years of vesting service under the SERP and Equalization Plans. This additional service was not credited under the BRP.
Interest rate and mortality
The accrued benefit amounts shown in the Pension Benefits table above were measured as of December 31, 2008, using a 6.75% discount rate and the RP2000 mortality table projected to 2006 with white collar adjustments, which are the same assumptions used for AbitibiBowater’s financial statements.
Retirement age
Benefits were calculated assuming retirement at age 60 or current age, if greater, but no earlier than the earliest retirement age at which the participant can receive an unreduced benefit. In this regard, Mr. Wright became eligible to retire with an unreduced benefit on April 1, 2009.
Bowater Canadian pension benefits
Mr. Harvey
In addition to the pension benefits described above, Mr. Harvey accumulated 7.4151 years of credited service in a Bowater Canadian Registered Plan and an unfunded Canadian Supplemental Plan before transferring to the United States on November 30, 1998. For each year of credited service in Canada, Mr. Harvey is entitled to a total unreduced pension from age 65 equal to 1.6% of final average earnings determined on November 30, 1998, indexed to the date of termination of employment based on the increase in Canadian average weekly earnings for the period. The pension would not be reduced if he is aged 60 or more upon retirement, and it would be reduced by 6% for each year retirement precedes age 60. Upon early retirement at age 60, for each year of credited service in Canada, Mr. Harvey is entitled to a bridge benefit equal to 1/35 of the maximum annual retirement pension payable under the Canadian Qualified Pension Plan.
The portion of the pension payable from the Registered Plan will be determined upon termination of employment or retirement based on the maximum pension payable under the Canadian Income Tax Act on that date.
The pension is payable for life subject to a five-year guarantee. Final average earnings are based on the 36 consecutive months prior to November 30, 1998, including 50% of target bonus. The resulting final average earnings are $130,883 as of November 30, 1998.
The accrued benefit amounts shown in the Pension Benefits table above were measured as of December 31, 2008, using a 7.45% discount rate and the RP2000 mortality table projected to 2006 with white collar adjustments, which are the same assumptions used for AbitibiBowater’s financial statements. Benefits were calculated assuming Mr. Harvey’s retirement at age 60 since he would be eligible to receive an unreduced pension and bridge benefit at that age.
In light of the Creditor Protection Proceedings, payments from the unfunded Canadian Supplemental Plan are suspended and will not resume except pursuant to a court order or under a plan of reorganization.
Abitibi Canadian pension benefits
Of the named executive officers, Messrs. Grandmont, Rougeau and Thorsteinson have pension benefits payable under the Abitibi Canadian pension plans. The following describes the pension benefits payable under those plans.
Pension benefits under the Abitibi Canadian plans were offered through a registered plan and a non-registered plan. In general, the plans’ formulas provide a traditional pension plan formula based on years of credited service and a percentage of final average annual compensation. A “registered plan” means the plan is intended to be qualified for favorable tax treatment under Canadian Income Tax Act (“Income Tax Act”) and to apply to a broad base of employees. In contrast, a “non-registered plan” is not qualified for this favorable tax treatment and provides for retirement benefits to a select group of management and highly compensated employees in order to provide for additional pension benefits that cannot be provided under the qualified plans because of statutory limitations or provide an overall benefit that is partially offset by the benefit provided under the registered plan.
The Abitibi registered plan is the Pension Plan for Executive Employees of Abitibi-Consolidated Inc. (“Abitibi Registered Plan”), and the non-registered plan is the Canadian Supplemental Executive Retirement Plan for Executive Employees of

Abitibi-Consolidated Inc. (“Canadian SERP”). The Canadian SERP provides an overall pension benefit that is offset by the benefit payable under the Registered Plan. The Registered Plan limits the amount of pension benefit payable due to statutory constraints. As a result, there is one formula provided by the Canadian SERP.
Abitibi changed its retirement program by shifting to predominantly defined contribution plans from traditional pension plans. Effective January 1, 2009, the Abitibi Registered Plan and Canadian SERP were frozen to new entrants, as well as to current employees who did not meet a threshold eligibility requirement for continued participation, including Mr. Rougeau. New entrants and non-eligible participants enrolled in new defined contribution plans.
The final average earnings used for the calculation of the accumulated benefit as of December 31, 2008 as shown in the Pension Benefits table are: Mr. Grandmont, $595,649, Mr. Rougeau, $637,418, and Mr. Thorsteinson as of his retirement date, July 31, 2008, $596,651.
Messrs. Grandmont and Rougeau
Messrs. Grandmont and Rougeau are entitled to total pension benefits under the Canadian SERP equal to 2% of average annual compensation multiplied by years of credited service up to 35 years of service, which represents the overall pension benefits under the Abitibi plans.
Total pension benefits are payable from the Abitibi Registered Plan and Canadian SERP. The Canadian SERP provides benefits in excess of the maximum benefits payable under the Abitibi Registered Plan. The amounts paid under the Canadian SERP are offset by amounts paid under the Abitibi Registered Plan, including any registered plan benefits that have been commuted.
For years of credited service up to December 31, 2008, average annual compensation is the sum of (i) average monthly base salary based on the best 60 consecutive months of base salary within the last 120 months and (ii) the best five annual bonuses in the last ten years.
For years of credited service after December 31, 2008, average annual compensation is the average of the five highest consecutive calendar years of eligible earnings in the last 10 years; eligible earnings in a given calendar year is the sum of the base salary and the bonus paid in the year under the annual incentive plan; the paid bonus component is capped at 125% of the target bonus of each year.
Participants are entitled to early retirement provided they have attained age 55 and completed at least two years of service. The total pension is payable unreduced if the executive retires at age 58 and the sum of his age and years of continuous or credited service is at least 80. A reduction of 6% per year, or 0.5% per month, applies to retirement before unreduced eligibility if the member has completed 20 years of service; if the member has less than 20 years of service, the 6% per year reduction is calculated for each year prior to age 65 that the retirement occurs.
Starting January 1, 2009, Mr. Grandmont is required to contribute to the Abitibi Registered Plan. His contribution is equal to 5% of his pensionable earnings up to the U.S. compensation limit ($245,000 in 2009).
The Abitibi Human Resources and Compensation Committee granted five extra years of credited service under the Canadian SERP to Mr. Rougeau. The extra years vest gradually and will be fully vested on September 4, 2009. As mentioned above, Mr. Rougeau’s years of credited service were frozen in December 31, 2008 and effective January 1, 2009 he participates in the Company’s new defined contribution plans.
Mr. Thorsteinson
Mr. Thorsteinson retired on July 31, 2008 and began receiving a monthly pension from the Canadian Registered Plan as of that date. He also received a lump sum payment in October 2008 in respect of his accumulated pension benefit under the Alabama River Retirement Plan, a qualified pension plan in which Mr. Thorsteinson was formerly an active participant.
Mr. Thorsteinson’s retirement benefits under the Canadian SERP are to be fully settled in two equal lump sum payments of $2,684,000. The first payment was made on February 1, 2009 and the second payment will be payable on August 1, 2009.
In light of the Creditor Protection Proceedings, payments from the Canadian SERP are suspended and will not resume except with court approval or under a plan of reorganization.
The accrued benefit amounts shown in the Pension Benefits table above reflect defined benefit pension plan benefits and were measured as of December 31, 2008, using a 7.45% discount rate and the RP2000 mortality table projected to 2006 with white collar adjustments, which are the same assumptions used for AbitibiBowater’s financial statements. Benefits were calculated assuming retirement at age 58, with the sum of the executive’s age and years of continuous or credited service being at least 80.

Abitibi U.S. pension benefits
Mr. Weaver
Retirement benefits for Mr. Weaver are payable under the following defined benefit pension plans: a qualified defined benefit plan covering all U.S. salaried employees (the “Qualified Sales Plan”) which provides pension benefits based on earnings, service, and age; the Augusta Newsprint Company Retirement Plan (the “Augusta Plan”), a qualified plan in which Mr. Weaver was formerly an active participant, which provides pension benefits based on earnings and service; and a nonqualified Supplemental Plan covering designated senior executives including Mr. Weaver (the “U.S. SERP”), which provides a target benefit offset by the value of benefits provided in other qualified plans. The definition of compensation under the plans includes salary and bonus.
The Qualified Sales Plan is a cash balance retirement plan which provides an account balance based upon accumulated interest and pay credits. The interest crediting rate used for a plan year is based upon the 30-year Treasury Rate for the month of November preceding the plan year. The pay credits are based upon a participant’s age and range from 4% to 8% of compensation, which includes both base pay and bonuses. The Qualified Sales Plan allows for the payment of a lump sum at the time of termination. The Augusta Plan provides an age 65 benefit based upon 1.5% of average compensation multiplied by years of credited service. Compensation includes base pay only. The Augusta Plan provides an unreduced early retirement benefit at age 62 if the participant has at least 85 points (age plus service). The Augusta Plan also provides for a reduced early retirement benefit if the participant has attained age 55 and completed at least 15 years of service. The early retirement reduction is 4.8% per year before age 65.
The U.S. SERP provides an age 65 retirement benefit (if the participant has at least two years of service), equal to 2% of average annual compensation multiplied by years of credited service up to 35 years (reduced by qualified plan amounts including any qualified plan amounts that have been commuted). Average annual compensation is the sum of (i) average monthly base salary based on the best 60 consecutive months of base salary within the last 120 months and (ii) the best five annual bonuses in the last 10 years. The total pension is payable unreduced if the executive retires at age 58 and the sum of his age and years of continuous or credited service is at least 80. A reduction of 6% per year, or 0.5% per month, applies to retirement before unreduced eligibility if the member has completed 20 years of service; if the member has less than 20 years of service, the 6% per year reduction is calculated for each year prior to age 65 that the retirement occurs. For Mr. Weaver, the total pension was payable in a single lump sum on January 1, 2009. The Abitibi Human Resources and Compensation Committee granted Mr. Weaver an additional five years of service under the U.S. SERP.
Mr. Weaver retired from AbitibiBowater effective July 1, 2008. For those benefit amounts which are payable in the form of a single lump sum payment (i.e. benefits from the Qualified Sales Plan and the U.S. SERP), the actual value of the lump sum amounts as of December 31, 2008, determined under the terms of the applicable plan provisions, were used for these purposes. Specifically, the Qualified Sales Plan amount is the actual value of the cash balance amount which was payable August 1, 2008 adjusted with interest at 4.52% (the 2008 interest crediting rate) to December 31, 2008. The value of the Supplemental Plan benefit is based upon an interest rate of 4.75% and the GAR94 projected to 2002 mortality table (the Supplemental Plan lump sum assumption for 2008). For the Augusta Plan, the accrued benefit amount for Mr. Weaver was measured as of December 31, 2008, using a 6.75% discount rate and the RP2000 mortality table projected to 2006 with white collar adjustments assuming retirement at age 65. Mr. Weaver has not yet elected to begin his benefit in this plan.
In light of the Creditor Protection Proceedings, payments from the U.S. SERP are not permitted except pursuant to a court order or under a plan of reorganization.
The accrued benefit amounts for Mr. Weaver were measured as of December 31, 2008, using a 6.75% discount rate and the RP2000 mortality table projected to 2006 with white collar adjustments, which are the same assumptions used for AbitibiBowater’s financial statements. Benefits were calculated assuming retirement at age 65.

Nonqualified Deferred Compensation for 2008
The following table shows information with respect to the AbitibiBowater Inc. Supplemental Retirement Savings Plan (“AbitibiBowater DC SERP” and formerly named the Bowater Incorporated Supplemental Retirement Savings Plan) for the former Bowater named executive officers. The amounts shown for the former Abitibi named executive officers relate to their DSU accounts.

	Executive	Registrant	Aggregate
	Contributions	Contributions	Earnings in	Aggregate	Aggregate
	in Last	in Last	Last	Withdrawals/	Balance at Last
Name	Fiscal Year	Fiscal Year	Fiscal Year	Distributions	Fiscal Year
David J. Paterson (1)	$—	$164,950	$(200,715)	$—	$496,136
William G. Harvey (1)	—	63,365	(66,478)	—	158,415
Pierre Rougeau (2)	—	—	(77,752)	—	1,777
Alain Grandmont (2)	—	—	(54,336)	—	1,239
James T. Wright (1)	—	46,522	(20,009)	—	57,882
John W. Weaver (2)	—	—	(196,237)	—	4,475
Thor Thorsteinson (2)	—	—	(51,851)	—	1,182

(1)	Information refers to the AbitibiBowater DC SERP.

(2)	The amounts shown under “Aggregate Earnings in Last Fiscal Year” for Messrs. Weaver, Rougeau, Grandmont and Thorsteinson reflect the decline in value of their DSU accounts. Messrs. Rougeau, Grandmont, Weaver and Thorsteinson have had the opportunity to elect to defer a portion of their annual bonus as DSUs. The amounts disclosed in the table for these executives are in respect of prior years’ bonuses that were deferred as DSUs.
The AbitibiBowater DC SERP provides that:
•	If the employee participates in the AbitibiBowater Retirement Savings Plan, the tax-qualified savings plan, and cannot receive the full employer match under the plan because of Code limitations, the employee will receive the remainder of the match in the AbitibiBowater DC SERP.

•	Similarly, if the employee cannot receive the full employer automatic contribution (ranging from 2.5% to 6.5% of earnings depending on age and service of participants) because of Code limitations, the employee will receive the remainder of the automatic contribution in the AbitibiBowater DC SERP. This feature changed for 2009 and an employee in salary grade 29 or above will be eligible to receive 6.5% of earnings less what he received in the qualified savings plan.

•	Eligible executives in salary grade 40 and above (including Messrs. Paterson, Wright (beginning in 2008) and Harvey), will receive an additional employer contribution of 10% of base salary plus bonus (12% for Mr. Paterson) and can elect to defer up to 50% of base salary. No base salary deferrals were made. Eligibility for 2009 is limited to those in salary grade 43 and above and the deferral feature was eliminated January 1, 2009.

•	Employees have hypothetical investment options mirroring the same options offered under the tax-qualified savings plan.

•	Investment elections can be changed at any time before separation from service.

•	Amounts are generally subject to a three year vesting schedule. Exceptions apply for excess matching contributions credited before January 1, 2009, which were fully vested. Certain events that occur before the employee is vested can operate to accelerate the vesting — in full or in part. These events include an involuntary termination without cause, death or disability and, for amounts credited before January 1, 2009, a change in control. In any event, if an employee voluntarily quits before age 55, then he/she will forfeit one-half of the amounts credited on or after January 1, 2009.

•	The AbitibiBowater DC SERP pays any amounts due in two installments. The first is payable as of the seventh month following separation from service for any reason and the second installment is due on the first anniversary of separation from service. Interest will be credited from the employee’s separation until the entire account balance is distributed. Interest is credited at the one-year LIBOR rate published in the Wall Street Journal. Distribution is also triggered by a death or disability on terms described in the AbitibiBowater DC SERP.
In January 2007, Mr. Paterson was enrolled in the Bowater Retirement Savings Plan and Supplemental Retirement Savings Plan. Mr. Paterson is entitled to contribute 5% of his annual base salary and bonus to these plans, in which case the Company contributes a maximum of 20.5%. In lieu of any deferred plan participation or payment to which he may otherwise be entitled for his employment during 2006, Mr. Paterson was entitled to a contribution in respect of 2006 on the foregoing basis, including his 5% elective deferral, but based on his 2006 base salary and bonus, which was credited as non-qualified deferred compensation under the Supplemental Retirement Savings Plan. He will be vested in this benefit on May 1, 2009, other than with respect to 21.95% of the total Bowater contribution, which shall remain subject to three year vesting. Messrs. Harvey and Wright are entitled to an employer contribution under these plans. However, neither of them was provided a specific contribution similar to that of Mr. Paterson.
In light of the Creditor Protection Proceedings, payments from the non-qualified deferred compensation arrangements are not permitted except pursuant to a court order or under a plan of reorganization.
Severance and Change in Control Arrangements
Severance
Messrs. Paterson and Wright are covered by employment agreements providing for severance that were originally provided by Bowater. Mr. Harvey is covered by an employment agreement originally provided by Bowater and amended by AbitibiBowater. Mr. Weaver is covered by a severance agreement originally provided by Abitibi and a memorandum of agreement covering his June 30, 2008 termination. The remaining named executive officers do not have employment agreements but are covered by an executive severance policy.
Mr. Weaver
In connection with his retirement following Abitibi’s change in control as effected through the Combination, Mr. Weaver and the Company entered into a memorandum of agreement dated July 29, 2008 (as amended on January 21, 2009) fixing payment dates of the total compensation to be paid to Mr. Weaver after his June 30, 2008 retirement. The agreement details payment obligations totaling $17,540,000, to be paid in non-periodic unequal installments on January 23, 2009, April 30, 2009, September 15, 2009, October 15, 2009, November 15, 2009 and December 15, 2009. Amounts paid to Mr. Weaver would be reduced by applicable withholding taxes and an amount necessary to repay an outstanding loan from AbitibiBowater to Mr. Weaver in the amount of Cdn$906,750. Mr. Weaver was paid $4,500,000 on January 23, 2009 (the net amount delivered to Mr. Weaver was reduced to reflect Mr. Weaver’s repayment of his loan). AbitibiBowater owes interest on unpaid amounts owed to Mr. Weaver beginning January 5, 2009 until all payments are made. Mr. Weaver is also entitled to a payment equal to two-thirds the amount, if any, he may be entitled to receive under the 2008 Annual Incentive Plan for the 2008 calendar year. In addition, Mr. Weaver is entitled to fourteen-twelfths of any Synergy Attainment Bonus he may be entitled to receive for the 2008 calendar year under the 2008 Annual Incentive Plan. Mr. Weaver’s unvested equity awards vested on his termination, and he retains the right to exercise all outstanding vested equity awards for the duration of the remaining term of each outstanding award. AbitibiBowater undertook to reimburse Mr. Weaver for all reasonable moving expenses incurred by him in connection with his move from Montreal, Quebec to another location in North America. In light of the Creditor Protection Proceedings, the remaining unpaid amounts due to Mr. Weaver, including payment of equity awards, may not be paid except pursuant to a court order or under a plan of reorganization. Mr. Weaver was eligible to continue to receive for up to three years following his termination of employment all the health and welfare benefits provided by AbitibiBowater to Mr. Weaver at the time of his termination. If Mr. Weaver has not begun to receive equivalent benefits from a new employer beginning July 1, 2011, Mr. Weaver would have been eligible for any retiree welfare benefits otherwise available to executives of AbitibiBowater at that time. In light of the Creditor Protection Proceedings, Mr. Weaver will only receive retiree health and welfare benefits available to U.S. retirees of the Company, except pursuant to a court order or under a plan of reorganization. Mr. Weaver is subject to an ongoing covenant not to disclose confidential information.
Messrs. Harvey, Paterson and Wright
In the event each of the executive’s employment is involuntarily terminated without “cause” (i.e. for reasons other than death, disability, retirement or “cause”), or is terminated by the executive for “good reason” in the case of Messrs. Harvey and Paterson only, the executive will receive a lump sum payment equal to (i) twenty-four months of his then current annual base salary, plus (ii) two times his most recently paid bonus, plus (iii) a prorated portion of his most recently paid bonus for the calendar year of termination. This lump sum payment will be paid within ten business days following Mr. Paterson’s or Mr. Wright’s termination date, and as soon as administratively feasible following Mr. Harvey’s termination date. For all executives, payment will not be made later than two and one-half months after the end of the calendar year of termination.
If payments under an executive’s change in control agreement are also triggered by termination of the executive’s employment, then those payments will be made in lieu of any payments under his employment agreement.
For purposes of these agreements, “cause” is defined as gross negligence or willful misconduct by the executive either in the course of his employment or which has a material adverse effect on the Company or on the executive’s ability to perform his duties adequately and effectively, or, under Mr. Paterson’s employment agreement only, conviction of (or pleading guilty or nolo contendere) to a felony.

For Messrs. Harvey and Paterson, “good reason” is constituted by the following actions which are not cured within 20 days of receiving notice of such action from the executive: (i) a reduction in his base salary, or target bonus (or maximum bonus percentages for Mr. Paterson) unless such reduction is made with respect to all management personnel; (ii) a material diminution in his title, duties or responsibilities; (iii) a change to whom he must report (unless, for Mr. Harvey, the change means Mr. Harvey reports to the chairman of the board); (iv) an unconsented relocation of the executive’s principal place of work to a location more than 30 miles from Greenville, South Carolina or Montreal, Quebec, Canada after he has relocated; or (v) failure of a successor to expressly assume the agreement. For Mr. Harvey, “good reason” also includes failure to provide an acceptable work environment for 24 months from the effective date of the agreement as determined in his sole discretion.
Messrs. Grandmont, Rougeau and Thorsteinson
Messrs. Grandmont and Rougeau are covered by an executive severance policy. If they are terminated involuntarily, they would receive severance equal to six weeks of eligible pay per year of service, with a minimum of 52 weeks and a maximum of 104 weeks. Eligible pay would be base pay, plus the average of the last two bonuses up to a maximum of 125% of target bonus.
In connection with Mr. Thorsteinson’s termination of employment on July 31, 2008 following Abitibi’s change in control as effected through the Combination, Mr. Thorsteinson was entitled to a severance payment of $136,140 payable on February 1, 2009. In addition, Mr. Thorsteinson was entitled to payments of $1,316,140 in exchange for his covenants not to compete which were set forth in his severance compensation agreement dated April 1, 2002. The non-compete period for Mr. Thorsteinson began on August 1, 2008 and extends through July 31, 2011. Mr. Thorsteinson was entitled to a 2008 annual bonus award equal to $126,960. His outstanding restricted stock units will continue to vest according to their original terms. Mr. Thorsteinson is subject to a covenant not to disclose confidential information.
In addition, Mr. Thorsteinson received his accrued and unused vacation entitlement, three years of service credit under the pension plan in which he participates and continued participation in Abitibi benefit plans. Coverage for Mr. Thorsteinson under the Abitibi benefit plans (except for long-term disability) ends on the earlier of three years following termination of employment or when Mr. Thorsteinson accepts comparable employment. Mr. Thorsteinson’s long-term disability coverage ended eight weeks following his termination of employment. Mr. Thorsteinson’s outstanding options vested, and they remain exercisable as if Mr. Thorsteinson had remained employed by Abitibi. See “—Pension Benefits” for a discussion of the pension benefits that Mr. Thorsteinson is entitled to receive in connection with the termination of his employment.
Mr. Thorsteinson was paid $3,354,828 on February 13, 2009 but in light of the Creditor Protection Proceedings, the remaining unpaid amounts due Mr. Thorsteinson may not be paid except pursuant to a court order or under a plan of reorganization.
Equity Awards
Messrs. Paterson, Harvey and Wright currently hold equity awards outstanding pursuant to the terms of one or more of the following five Company equity incentive plans of Bowater: the 1992 Stock Incentive Plan, the Amended and Restated 1997 Stock Option Plan, the 2000 Stock Option Plan, 2002 Stock Option Plan, and 2006 Stock Option and Restricted Stock Plan. Messrs. Grandmont and Rougeau currently hold equity awards pursuant to the terms of the Abitibi 1998 Stock Option Plan and the Abitibi 2007 Restricted Share Unit Plan.
Under each equity incentive plan, if employment is terminated for cause, as determined by the Company, all options, SARs and restricted stock awards, whether or not vested and exercisable, are forfeited.
Under each equity incentive plan except the 2006 Plan, if employment is terminated without cause or by the executive for any reason other than death, disability or retirement, all unvested equity awards are forfeited but the executive will have three months after termination to exercise all exercisable options and SARs. If employment is terminated due to disability or retirement, the grantee under each plan other than the 1992 Stock Incentive Plan will be treated under all awards as if employment continued for five years after the date of termination for purposes of determining vesting and the portion of the award that is exercisable. Under the 1992 Stock incentive Plan, awards exercisable at the time of termination of employment will remain exercisable for an additional five years. If the executive dies, all awards become exercisable and all restrictions and conditions will lapse.
Pursuant to the award agreements granted in 2006 under the plans, if employment is terminated due to death, disability, retirement or involuntary termination without cause, a pro rata portion of all unvested options and RSUs will become exercisable on the date of termination. If termination is due to retirement or disability, the grantee will have five years from the date of termination to exercise vested awards and two years if due to death. For any termination due to any reason other than death, retirement or disability, the grantee will have 90 days to exercise the vested awards following termination.
Pursuant to the award agreements granted in 2007 under the plans, if employment is terminated due to death, disability, retirement or involuntary termination without cause, all unvested options will become exercisable and all RSUs will become vested on the date of termination. If termination is due to retirement or disability, the grantee will have five years from the date of termination to exercise vested awards and two years if due to death. For any termination due to any reason other than death, retirement or disability, the grantee will have 90 days to exercise the vested awards following termination.
Pursuant to the terms of the Abitibi 2007 Restricted Share Unit Plan, if employment is terminated due to retirement or involuntary termination leading to retirement eligibility at termination or immediately following the severance period, vesting of previously granted RSUs will proceed as if the employee had remained employed. If employment is terminated due to involuntary termination without cause, RSUs will continue to vest during the severance period. If due to death, vesting will be prorated to time worked or time including severance period vesting if death occurs following retirement or involuntary termination without cause.
AbitibiBowater’s executives currently hold outstanding equity awards pursuant to the terms of the 2008 Equity Incentive Plan. Under this plan, if employment is terminated due to termination without cause and without eligibility to retire, vested options are exercisable during the 90 days following termination and a pro rata portion of RSUs will become vested on the date of termination. If employment is terminated due to death or long-term disability, vested options remain exercisable for a period of two years from termination and a pro rata portion of RSUs will become vested on the date of termination. If employment is terminated due to retirement or termination without cause while eligible for retirement, all awards continue to vest with exercise rights maintained for five years (or to expiration) following vesting, in the case of options, and to term in the case of RSUs.
Severance projection in the case of non-change in control, non-cause termination
If the named executive officers (other than Messrs. Weaver and Thorsteinson) had been terminated without cause and without there being a change in control on December 31, 2008, and assuming the executive severance policy would have applied, the named executive officers would have received the following benefits:

	David J.	William G.	Pierre	Alain	James T.
	Paterson	Harvey	Rougeau	Grandmont	Wright
Base Salary (1 — 2X) (1)	$1,800,000	$850,000	$450,000	$850,000	$680,000
Bonus (1 — 3X) (2)	524,502	140,766	117,928	228,678	118,398
Accelerated Vesting and Payment of RSUs	20,841	2,335	7,396	14,115	2,031

Total	$2,345,343	$993,101	$575,324	$1,092,793	$800,429

(1)	Assumes annual base salaries of $900,000, $425,000, $450,000, $425,000 and $340,000, respectively.

(2)	Assumes average bonuses of $174,834, $46,922, $117,928, $114,339 and $39,466, respectively.
The accelerated equity awards include 59,656 options and 44,342 RSUs for Mr. Paterson; 4,829 options and 4,968 RSUs for Mr. Harvey and 4,198 options and 4,321 RSUs for Mr. Wright. Stock option awards would not be accelerated for Messrs. Grandmont and Rougeau but RSUs would vest pro-ratably with 15,736 RSUs vesting for Mr. Rougeau and 30,031 RSUs vesting for Mr. Grandmont. No quantification in respect of stock options appears because the stock options all had exercise prices in excess of the fair market value of the underlying shares on December 31, 2008.
In light of the Creditor Protection Proceedings, severance payments to named executive officers are not permitted except pursuant to a court order or under a plan of reorganization.
Change in Control Benefits
Equity Awards
Under each of the Bowater equity incentive plans, upon a change in control (as defined in the Bowater change in control agreements), all options and SARs become immediately exercisable in full and all restricted and performance stock awards will be immediately exchanged for common stock free of any restrictions or performance conditions.
Under each of the Bowater equity incentive plans except the 2006 Plan, upon a change in control, all outstanding options, SARs and restricted stock awards held by officers and directors will automatically be purchased by Bowater at the “Acceleration Price” within 30 days of the change in control. Acceleration Price means (i) in the case of a restricted stock award, the highest of (A) through (D) described below; and (ii) in the case of an option or SAR, the excess over the exercise or base price thereof of the highest of (A) though (D), on the date of a change in control: (A) the highest reported sales price of Bowater common stock within the 60 days preceding the date of the change in control; (B) the highest price of Bowater common stock reported in a Schedule 13D or an amendment thereto that is paid within the 60 days preceding the date of the change in control; (C) the highest tender offer price paid for Bowater common stock; and (D) any cash merger or similar price.
Bowater Change in Control Arrangements
At present, certain named executive officers are entitled to change in control benefits pursuant to legacy arrangements adopted by Bowater. Bowater change in control agreements apply to Messrs. Harvey, Paterson and Wright and continue in effect until the date of the executive’s termination and, if applicable, until all severance payments and benefits have been provided under the executive’s change in control agreement. For compliance with final regulations under Code Section 409A, the Bowater change in control agreements were amended in December 2008 to the minimum extent necessary to incorporate the applicable payment times and deadlines for severance and other items of compensation that would become payable under the terms of the agreement. The amendments did not otherwise change the amount that could be payable upon a triggering event.
Under the Bowater change in control agreements, if the executive’s employment is terminated within 36 months after a change in control (which did not occur with respect to Bowater upon the consummation of the Combination), the executive will receive his accrued salary, bonus awards for fiscal years completed before termination and vacation pay and, unless the executive’s termination is for “cause,” he will also receive a prorated annual incentive award and all benefits under the benefit plans and policies to which he is entitled through his date of termination.
In addition, if such termination is for any reason other than death, disability, or for cause (defined as gross negligence or willful misconduct that has not been cured within 30 days after receipt of notice or conviction of a felony, which action has a demonstrable and material adverse effect upon Bowater) or if the executive elects to terminate his employment for “good reason,” he will receive, in lieu of any severance payments provided in any applicable employment agreement, a lump sum payment in an amount equal to the sum of: (i) three times the executive’s annual base salary, using either the rate in effect as of his termination date or immediately prior to the change in control, whichever is greater; (ii) three times the target annual incentive award, using either the rate in effect on termination of employment or immediately prior to the change in control, whichever is greater; (iii) three times the largest annual contribution that could have been made by Bowater to its defined contribution savings plans on the executive’s behalf for the fiscal year in which the change in control occurred, or, if greater, the maximum contribution that could have been made on the executive’s behalf for the fiscal year in which the executive’s employment terminated; (iv) 30% of the executive’s annual base salary, using either the rate in effect on termination of employment or immediately prior to the change in control, whichever is greater and (v) an amount equal to the present value of the additional retirement benefits the executive would have earned for the three years following the date of termination under the qualified and nonqualified defined benefit retirement plans under which Messrs. Harvey and Wright are covered, or the defined contribution or savings plans under which Mr. Paterson is covered (excluding any employer matching contributions). Any severance payment will be delayed six months per Code Section 409A.
Certain retiree health care and life insurance coverage is also provided if the termination is without cause or by the executive for good reason. In this case, the executive and his dependents are entitled to retiree health care and life insurance coverage for the remainder of their lives. If the retiree health coverage and life insurance cannot be provided on a tax-free basis, AbitibiBowater will either provide individual insurance policies with substantially similar coverage or a monthly cash payment equal to the amount of tax imposed on the value of such coverage (plus the amount of tax imposed on such monthly cash payment). Also, AbitibiBowater will provide each executive with, or pay for, reasonable individual outplacement assistance (at a total cost not to exceed $20,000 in the case of Mr. Harvey).
The Bowater agreements contain a definition of a “change in control,” which will now be determined with reference to AbitibiBowater.
In general, the Bowater agreements define a “change in control” as occurring if: (a) any person becomes beneficial owner of an amount of Bowater stock representing 20% or more of the combined voting power of Bowater’s then outstanding voting securities, unless the Board has approved the acquisition of up to 50% of these securities or the person has filed a Schedule 13G indicating the person’s intent to hold the securities for investment; (b) less than 50% of the total membership of the Board are continuing directors (as defined in the change in control agreements) or (c) Bowater’s stockholders approve a merger, consolidation or reorganization of Bowater, or Bowater sells or otherwise transfers all or substantially all of Bowater’s assets, unless at least 50% of the voting power of the outstanding securities of the resulting entity is still owned by previous Bowater stockholders or at least 50% of the board of directors of the resulting entity are previous Bowater directors.
In general, the Bowater agreements define “good reason” as: (a) a substantial adverse change in the executive’s status, title, position or responsibilities (including a change in reporting relationships) as in effect within 180 days preceding, or at any time after, the change in control; (b) failure to pay or provide the executive the compensation and benefits, in the aggregate, at least equal to those to which he was previously entitled within 180 days preceding, or at any time after, the change in control; (c) the reduction of the executive’s salary as in effect on the date of the change in control or any time thereafter; (d) Bowater’s failure to obtain from any successor its assumption of the change in control agreement or (e) the relocation of the executive’s principal office to a location more than 35 miles from its location immediately prior to the change in control or a substantial increase in the executive’s travel obligations following the change in control. All definitions are qualified in their entirety by the terms of the agreements.

The change in control agreements also generally provide a terminated executive with (i) a waiver of any non-compete obligations to AbitibiBowater to which the executive is subject pursuant to any other agreement and (ii) reimbursement for any cost incurred (or to be incurred) in connection with realizing the benefits of the change in control agreement, payable to the executive by the end of the year following the year in which the cost is incurred.
The change in control agreements with Messrs. Paterson, Wright and Harvey provide that in the event any payment to the executive following a change in control results in the imposition of an excise tax under Section 4999 of the Code, the executive will receive an additional payment such that after the payment of all such excise taxes and any taxes on the additional payments, he will be in the same after-tax position as if no excise tax had been imposed.
All of the Bowater equity compensation plans provide that awards will be automatically vested upon a change in control. Some of the equity compensation plans provide for a cash-out of the equity awards at an acceleration price (all of the stock option awards are currently underwater).
Abitibi Change in Control Arrangements
Abitibi severance compensation agreements apply to Messrs. Grandmont and Rougeau and, generally, continue in effect until the date of the executive’s termination and, if applicable, until all severance payments and benefits have been provided under the executive’s severance compensation agreement. However, if an executive becomes disabled (as defined in the severance compensation agreements), AbitibiBowater may terminate his agreement at any time with 30 days’ notice.
Following a change in control (which occurred for Abitibi upon consummation of the Combination), if the executive’s employment is terminated by AbitibiBowater before October 29, 2009 other than for “just cause” (defined as the willful failure of the executive to properly carry out the executive’s duties or theft, fraud or dishonesty or material misconduct), death, disability or retirement or by the executive for “good reason,” the executive will receive a lump sum payment equal to three times (A) the executive’s base salary in effect at the end of the month immediately before the month of termination plus (B) the greater of the executive’s last bonus or the average of the bonuses the executive received for the two completed fiscal years preceding his termination under the Annual Incentive Plan, less required statutory deductions. In addition, for up to three years after his termination date or, if earlier, upon receipt of equivalent benefits from another employer, the executive will continue to receive group welfare benefits other than disability insurance benefits and a car allowance on the scale provided to him as of his termination date. In the alternative, Messrs. Grandmont and Rougeau are entitled to receive cash payments equal to the value of such continued benefits (as determined by a mutually agreed upon accountant). The executive will also receive an additional three years of service credited under any pension plans or retirement agreements (above actual credited service), and imputed earnings during the extra three years of service will be included in the earnings components of the pension calculations. All additional pension benefits will be paid upon termination in accordance with the terms of the applicable pension plans or retirement agreements. In addition, upon termination, all outstanding stock options will become fully vested but will remain exercisable in accordance with their terms as though the executive remained employed and, similarly, all outstanding RSUs will continue to vest during the severance period as though the executive remained employed. Also, any outstanding loans related to share purchases will remain in effect in accordance with their terms as though the executive remained employed.
In general, the Abitibi agreements define a “change in control” as (i) the acquisition of 35% of the voting shares, (ii) election by any holders of voting shares, or a number of holders, of the board of directors equal to or greater than one-third of the board of directors or (iii) transaction(s) whereby 50% of the assets are transferred.
In general, the Abitibi agreements define “good reason” as (i) assignment of duties inconsistent with existing duties, a material change in position, duties or responsibilities, or failure to reappoint the executive to his or her existing position, (ii) reduction of the executive’s salary, (iii) failure to continue any incentive, compensation, pension, or welfare benefits, or reduction in excess benefits under such plans, (iv) relocation to a location other than Abitibi’s principal offices, or substantial increase in travel obligations, (v) any reason that would be considered constructive dismissal by a court of competent jurisdiction, (vi) failure of a successor company to assume the severance agreement or (vii) if the executive is required to relocate and Abitibi does not pay for the moving expenses plus the extra cost of obtaining a new residence.
Each Abitibi severance compensation agreement generally provides that the executive will be reimbursed for all legal fees and expenses as a result of the termination of employment in circumstances covered by the agreement. Each agreement also imposes confidentiality restrictions and a two-year non-compete obligation.

Based upon a hypothetical termination and change in control date of December 31, 2008, the change in control termination benefits for the named executive officers (other than Messrs. Weaver and Thorsteinson) would be as set forth in the following table.

	David J.	William G.	Alain	Pierre	James T.
	Paterson	Harvey	Grandmont	Rougeau	Wright
Severance	$4,725,000	$2,167,500	$1,982,547	$2,008,779	$1,530,000
Pro-rata bonus	675,000	297,500	—	—	170,000
Payment based on historic savings plan contributions	189,000	86,700	—	—	61,200
Welfare payment	270,000	127,500	—	—	102,000
Outplacement	20,000	20,000	—	—	20,000
Value of RSUs	185,780	55,259	64,095	55,312	43,110
Additional retirement benefit	1,158,342	320,187	1,467,655	726,330	250,722
Nonqualified medical and life insurance funding	—	—	—	—	45,702

Total pre-tax value	7,223,122	3,074,646	3,514,297	2,790,421	2,222,734
Excise tax and gross-up payment	2,567,504	1,354,587	—	—	892,872

Total funding	$9,790,626	$4,429,233	$3,514,297	$2,790,421	$3,115,606

No qualification is provided for outstanding stock options since all awards had exercise prices in excess of the fair market value of common stock on December 31, 2008.
Calculations to estimate the excise tax due under the Code and the related gross-up payments are complex and require a number of assumptions. The gross-up payments detailed above are calculated based on the assumption that the Code Section 4999 excise tax rate is 20%, the cumulative rate for other taxes, including federal, state, and local income taxes, applicable for each affected named executive officer is 42%, that all shares subject to outstanding equity awards are treated as accelerated upon a change in control and included in the gross-up calculation in full, and the equity awards were valued taking into account the closing price of a share of AbitibiBowater common stock on December 31, 2008, which was $0.47 per share, and an exchange rate of $0.93 per Canadian dollar. These calculations are estimates for disclosure purposes only.
In light of the Creditor Protection Proceedings, severance payments to named executive officers are not permitted except pursuant to a court order or under a plan of reorganization.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information as of April 27, 2009 with respect to the shares of common stock and exchangeable shares beneficially owned, on a fully diluted basis, by (i) those persons known to AbitibiBowater to beneficially own more than 5% of the outstanding common stock (based solely on a review of Schedules 13D or 13G as filed with the SEC by such persons with respect to such shares), (ii) each AbitibiBowater director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” and (iv) AbitibiBowater directors and executive officers as a group.

	Common Stock
	Number of		Percent	Total Voting
Name and Address of Beneficial Owner	Shares		of Class	Power(1)
Fairfax Financial Holdings Limited 95 Wellington Street West, Suite 800 Toronto, Ontario M5J 2N7 Canada	36,886,111	(2)	40.9%	40.9%

Lord, Abbett & Co. LLC 90 Hudson Street Jersey City, NJ 07302	3,801,260	(3)	6.75%	6.75%

Steelhead Partners, LLC 1301 First Avenue, Suite 201 Seattle, WA 98101	7,867,039	(4)	14.8%	14.8%

David J. Paterson	318,935	(5)	*	*
William G. Harvey	129,156	(6)	*	*
Pierre Rougeau	54,953	(7)	*	*
Thor Thorsteinson	34,632	(8)	*	*
James T. Wright	82,522	(9)	*	*
Alain Grandmont	44,925	(10)	*	*
John Q. Anderson	—		—	—
Jacques Bougie, O.C.	37,504	(11)	*	*
William E. Davis	2,194	(12)	*	*
Richard B. Evans	102,080	(13)	*	*
Anthony F. Griffiths	—		—	—
Ruth R. Harkin	7,500	(14)	*	*
Lise Lachapelle	882	(15)	*	*
Gary J. Lukassen	1,380	(16)	*	*
Paul C. Rivett	—		—	—
John A. Rolls	13,260	(17)	*	*
Togo D. West, Jr.	7,511	(18)	*	*
John W. Weaver	370,946	(19)	*	*
Current directors and executive officers as a group (18 persons)	1,477,695	(20)	2%	2%

*	Less than 1%

(1)	On all matters submitted for a stockholder vote, holders of common stock and the holder of the Special Voting Stock (representing the exchangeable shares) vote together as a single class. Under the Amended and Restated Voting and Exchange Trust Agreement, the Trustee is entitled to cast a number of votes equal to the number of outstanding exchangeable shares not owned by AbitibiBowater or its affiliates and as to which the Trustee has timely received voting instructions from the holders of exchangeable shares. Accordingly, total voting power has been calculated based upon the total number of shares of common stock and exchangeable shares outstanding as of April 27, 2009, excluding all exchangeable shares held by AbitibiBowater and its affiliates.

(2)	These shares are issuable upon exercise of conversion rights in respect of the 8.0% convertible notes due 2013 issued to Fairfax Financial Holdings Limited and subsidiaries (“Fairfax”) pursuant to the note purchase agreement, dated as of March 24, 2008, between the Company and Fairfax. In an amendment to Schedule 13D dated as of October 15, 2008 and filed on October 17, 2008, Fairfax reported that it exercises sole voting power with respect to all 36,886,111 of the shares shown and shared dispositive power to all 36,886,111 of the shares shown.

(3)	In an amendment to Schedule 13G dated as of August 31, 2008 and filed on September 10, 2008, Lord, Abbett & Co. LLC reported that it exercises sole voting power with respect to 3,603,813 of the shares shown and sole dispositive power with respect to 3,765,565 of the shares shown.

(4)	In an amendment to Schedule 13G dated as of January 30, 2009 and filed on February 6, 2009, Steelhead Partners, LLC (“Steelhead Partners”) reported that it exercises sole voting power and sole dispositive power with respect to all 7,867,039 shares shown. James Michael Johnston and Brian Katz Klein share voting power and dispositive power with respect to all 7,867,039 shares shown. Steelhead Navigator Master, L.P. exercises sole voting power and sole dispositive power with respect to 3,151,500 shares, and the J.K. One Fund, L.P. exercises sole voting power and sole dispositive power with respect to 4,715,539 shares.

(5)	Includes 223,753 shares held directly, 355 shares held under a 401(k) plan and 94,827 shares underlying exercisable stock options.

(6)	Includes 78,104.5 shares held directly, 3,766 shares held in benefit plans, 40 exchangeable shares and 47,245 shares underlying exercisable stock options.

(7)	Includes 19,421.5 shares held directly and 35,531 shares underlying exercisable stock options. The Abitibi-Consolidated Employee Ownership Plan was terminated and liquidated in January 2008.

(8)	Includes 209 shares held directly and 34,423 shares underlying exercisable stock options. The Abitibi-Consolidated Employee Ownership Plan was terminated and liquidated in January 2008.

(9)	Includes 18,839 shares held directly, 3,401 shares held in benefit plans, and 60,282 shares underlying exercisable stock options.

(10)	Includes 17,909.5 shares held directly and 27,015 shares underlying exercisable stock options. The Abitibi-Consolidated Employee Ownership Plan was terminated and liquidated in January 2008.

(11)	Shares held directly.

(12)	Includes 1,851 shares held directly and 343 shares underlying stock options.

(13)	Includes 101,040 shares held directly and 1,040 shares underlying stock options.

(14)	Shares held directly.

(15)	Includes 250 shares held directly and 632 shares underlying stock options.

(16)	Includes 1,037 shares held directly and 343 shares underlying stock options.

(17)	Includes 13,260 shares underlying stock options.

(18)	Includes 7,511 shares underlying stock options.

(19)	Includes 7,950 shares held directly and 362,996 shares underlying exercisable stock options.

(20)	Includes 516,245 shares held directly, 7,167 shares held in benefit plans and 954,283 shares underlying stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
AbitibiBowater believes that good corporate governance is important. Ten of AbitibiBowater’s 13 directors are independent, and AbitibiBowater’s Audit Committee, Human Resources and Compensation Committee and Nominating and Governance Committee are comprised entirely of independent directors. Some of the more significant aspects of AbitibiBowater’s corporate governance, which complies with the standards established by the SEC and the NYSE, include the following:
•	A majority of AbitibiBowater’s directors are “independent” as defined by the NYSE’s listing standards and AbitibiBowater’s By-Laws and Corporate Governance Principles require that all directors, except for the President and Chief Executive Officer and, at the discretion of the Board, up to two additional directors, be Independent Directors (as defined in the Corporate Governance Principles); and
•	AbitibiBowater’s independent directors (namely, all directors except for Messrs. Paterson, Rivett and Weaver) hold formal executive sessions as necessary after Board meetings without the presence of non-independent directors or executive officers. The Chairman presides at these meetings.
The Board has determined that directors Anderson, Bougie, Davis, Evans, Griffiths, Harkin, Lachapelle, Lukassen, Rolls and West (ten out of the Company’s 13 directors) are “independent directors” as defined in the listing standards of the NYSE. As part of this determination, which included consideration of the relationships described below under “Related Party Transactions,” the Board determined that none of these directors has a material relationship with the Company. AbitibiBowater’s Corporate Governance Principles include the Board’s determination that the following categories of relationships are not material and will not impair a director’s independence:
•	ownership of less than 5% of the equity of, or being a director of, another company that does business with the Company where the annual sales to, or purchases from, AbitibiBowater are less than 5% of the annual revenues of either company;

•	ownership of less than 5% of the equity of, or being an executive officer or director of, an unaffiliated company that is indebted to the Company or to which the Company is indebted, where the total amount of either company’s indebtedness to the other is less than 5% of the total consolidated assets of either company; and

•	serving as an officer, director or trustee of a charitable organization, where AbitibiBowater’s charitable contributions to the organization are less than 2% of that organization’s total annual charitable receipts, or $20,000 per year, whichever is less, and excluding AbitibiBowater’s match of charitable contributions by employees, officers and directors.

AbitibiBowater has adopted a written Code of Business Conduct that applies to all employees of the Company, its subsidiaries and their divisions, including the Company’s President and Chief Executive Officer, Chief Financial Officer, and the Controller as the principal accounting officer. The Board has a separate Board of Directors’ Code of Conduct, which contains provisions specifically applicable to directors. Under the Code of Business Conduct, employees are required to obtain the prior approval of the Senior Vice President, Corporate Affairs and Chief Legal Officer or, in the case of executive officers, from the Audit Committee, before entering into any transactions that might present a conflict of interest, including related party transactions with the Company. The Board of Directors’ Code of Conduct, among other things, sets forth AbitibiBowater’s policies with regard to the review and approval of conflicts of interest or related party transactions with respect to Board members. The guidelines apply to transactions in which a director’s personal interest is adverse to, or may appear to be adverse to, the interests of the Company as a whole. The guidelines provide that, with respect to any such transaction, (1) a director shall recuse him or herself from any Board decision involving another firm or company with which the director is affiliated and (2) directors may not receive a personal benefit from a person or firm which is seeking to do business or to retain business with the Company, unless such a relationship is fully disclosed by the interested director and approved by the vote of the directors disinterested in the transaction. The Board, acting through the disinterested directors, considered each of the transactions discussed in the preceding paragraphs and determined that they were in compliance with the guidelines. The Audit Committee is responsible for reviewing and overseeing related party transactions and conflicts of interest situations involving the Company, its directors, officers and related parties.
Related Transactions
Paul C. Rivett, a director of the Company, is the Vice President and Chief Legal Officer of Fairfax Financial Holdings Limited.
Note purchase agreement
On February 8, 2009, the Company, Bowater and Bowater Finance II LLC entered into a note purchase agreement with Fairfax, pursuant to which Fairfax agreed to purchase, on a private placement basis, $80 million principal amount of 15.5% First Lien Notes due November 15, 2011 for a purchase price of $80 million (the “Financing Transaction”). The Financing Transaction was ultimately unsuccessful.
Backstop agreement
On February 9, 2009, in order to enhance near-term liquidity, Abitibi entered into agreements with two affiliates of Fairfax (collectively, the “Purchasers”), pursuant to which the Purchasers agreed to backstop a portion of the proceeds to be received from an anticipated sale of timberlands property by Abitibi to a third party. Under the terms of the backstop agreements, the Purchasers agreed to (i) purchase the timberlands property from Abitibi for a total price of $55 million in the event that the proposed sale to the third party was not consummated and (ii) advance $25 million of the purchase price on February 9, 2009 and an additional $30 million on February 17, 2009 upon Abitibi’s request (provided such amounts be reimbursed upon consummation of the timberlands sale with the third party). The timberlands sale was consummated with the third party on February 20, 2009, and the Purchasers were reimbursed the entirety of the amounts advanced to Abitibi under the agreements and paid a termination fee of $1 million.
DIP Credit Agreement
In the Creditor Protection Proceedings, we have sought and obtained interim approval by the U.S. Court and the Canadian Court to enter into a debtor in possession financial facility for the benefit of AbitibiBowater and certain of our Bowater subsidiaries. On April 21, 2009, we entered into a Senior Secured Superpriority Debtor In Possession Credit Agreement (the “DIP Credit Agreement”) among AbitibiBowater, Bowater and Bowater Canadian Forest Products Inc. (“BCFPI”), as borrowers, Fairfax, as administrative agent, collateral agent and an initial lender and Avenue Investments, L.P., as an initial lender.
The DIP Credit Agreement provides for borrowings in an aggregate principal amount of up to $206 million (the “Initial Advance”), consisting of a $166 million term loan facility to AbitibiBowater and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. The DIP Credit Agreement also provides for an incremental facility consisting of additional borrowings, upon our election and the satisfaction of certain conditions, in an aggregate principal amount of up to $360 million (less the Initial Advance). Borrowings under the DIP Credit Agreement will bear interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or LIBOR, in each case plus a specified margin. The interest margin for base rate loans is 6.5%, with a base rate floor of 2.5%. The interest margin for LIBOR loans is 7.5%, with a LIBOR floor of 3.5%.
The outstanding principal amount of loans under the DIP Credit Agreement, plus accrued and unpaid interest, will be due and payable on April 21, 2010 (the “Maturity Date”), but is subject to an earlier maturity date under certain circumstances. The Maturity Date may be extended for additional six-month periods upon the satisfaction of certain conditions.
The obligations of the U.S. Borrowers under the DIP Credit Agreement are guaranteed by AbitibiBowater, Bowater, Bowater Newsprint South LLC (“Newsprint South”) and each of the U.S. subsidiaries of Bowater and Newsprint South that are debtors in the Chapter 11 Cases (collectively, the “U.S. Guarantors”) and secured by all or substantially all assets of each of the U.S. Guarantors. The obligations of BCFPI under the DIP Credit Agreement are guaranteed by the U.S. Guarantors and each of Bowater’s subsidiaries that are debtors in the CCAA Proceedings, other than BCFPI, (collectively, the “Canadian Guarantors”) and secured by all or substantially all assets of BCFPI and the Canadian Guarantors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Effective October 29, 2007, AbitibiBowater engaged PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm.
Audit and Non-Audit Fees
The following is a summary of the fees paid by AbitibiBowater to PwC for professional services rendered for the years ended December 31, 2008 and 2007.

Fee Category	2008 Fees	2007 Fees
	(in thousands)
Audit fees	$8,283	$5,569
Audit-related fees	1,167	226
Tax fees	350	1,682
All other fees	203	77

Total fees	$10,003	$7,554

Audit fees. Audit fees consist of fees billed for professional services rendered for the audits of annual consolidated financial statements and internal control over financial reporting, review of interim consolidated financial statements included in quarterly reports on Form 10-Q and other services provided in connection with statutory and regulatory filings or engagements.
Audit-related fees. Audit-related fees in 2008 consist primarily of fees for audits of financial statements of certain employee benefit plans and other attestation engagements and in 2007 consisted primarily of fees related to the Combination.
Tax fees. Tax fees in 2008 consisted primarily of tax planning and consulting for AbitibiBowater’s Canadian legal entities. Tax fees in 2007 consisted primarily of fees of approximately $1 million for tax planning and consulting related to the Combination and approximately $309,000 for tax planning and consulting for AbitibiBowater’s Korean and Canadian legal entities.
All other fees. All other fees in 2008 consist mainly of translation services for the Company’s annual and quarterly reports and in 2007 consisted of fees for services related to fact witness services provided by PwC.
AbitibiBowater’s Audit Committee has adopted a policy requiring that the Audit Committee pre-approve all audit and non-audit services (including audit-related, tax and other services) performed by AbitibiBowater’s independent registered public accounting firm, and the Audit Committee pre-approved all audit and permissible non-audit services provided by PwC in 2008. Under policies and procedures adopted by the Audit Committee, the terms and fees of the annual audit services engagement are subject to approval by the Audit Committee prior to the rendering of the services. The Audit Committee also reviews and approves non-audit services prior to the rendering of the services. The Audit Committee may not approve the provision of non-audit services that the SEC prohibits independent registered public accounting firm from performing for their audit clients or that are otherwise inconsistent with the independent registered public accounting firm’s independence. The Audit Committee is required to establish annually a budget for services to be performed by AbitibiBowater’s independent registered public accounting firm and AbitibiBowater’s management is required to track the independent registered public accounting firm’s fees against the budget and report at least annually to the Audit Committee.
AbitibiBowater’s Chief Financial Officer, Controller or other officer designated by the Board must submit to the Audit Committee, jointly with the independent registered public accounting firm, requests for the independent registered public accounting firm to provide services that require pre-approval. Each request must include a statement as to whether both the independent registered public accounting firm and the submitting officer view the provision of the requested services as consistent with the SEC’s rules on auditor independence. The request must be sufficiently detailed to enable the Audit Committee to precisely identify the services requested. The Audit Committee may delegate pre-approval authority to its chair or one or more other committee members but not to AbitibiBowater’s management. Any committee members with delegated authority must report all pre-approval decisions to the Audit Committee at its next scheduled meeting.
In accordance with the procedures described in its committee charter, the Audit Committee has considered whether the provision of these services is compatible with maintaining PwC’s independence and has concluded that such provision is consistent with such independence.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as a part of this Annual Report on Form 10-K:
(1)	The following are included at the indicated page of this Annual Report on Form 10-K:
(2)	The following financial statement schedule for the years ended December 31, 2008 and 2007 is submitted:

	Schedule I-AbitibiBowater Inc. Condensed Financial Statements and Notes	F-1
All other financial statement schedules are omitted because they are not applicable, not material or because the required information is included in the financial statements or notes.
(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1*	Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007, among Alpha-Bravo Holdings Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc., and Bowater Canada Inc. (incorporated by reference from Exhibit 2.1 to Bowater Incorporated’s Current Report on Form 8-K filed on January 29, 2007, SEC File No. 001-08712).

2.1.1*	First Amendment, dated as of May 7, 2007, to the Combination Agreement and Agreement and Plan of Merger dated as of January 29, 2007 among AbitibiBowater Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc. and Bowater Canada Inc. (the “First Amendment”) (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 10, 2007, SEC File No. 001-08712).

2.2*	Form of Plan Arrangement (incorporated by reference from Annex E to the Joint Proxy Statement/Prospectus/Management Information Circular of AbitibiBowater Inc., filed pursuant to Rule 424(b)(3) on June 25, 2007).

2.3*	Asset and Stock Purchase Agreement, dated as of February 10, 2008, by and between Abitibi Consolidated Sales Corporation and Catalyst Paper Corporation (incorporated by reference from Exhibit 2.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

3.1*	Second Amended and Restated Certificate of Incorporation of AbitibiBowater Inc. effective July 8, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

3.2*	Amended and Restated By-Laws of AbitibiBowater Inc. effective July 30, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 30, 2008, SEC File No. 001-33776).

4.1*	Form of Amended and Restated Support Agreement, among AbitibiBowater Inc., Bowater Canadian Holdings Incorporated, AbitibiBowater Canada Inc. and Bowater Incorporated (incorporated by reference from Exhibit 4.1 to the Company’s Form S-3ASR filed on October 29, 2007).

4.2*	Form of Provisions Attaching to the Exchangeable Shares (incorporated by reference from Schedule 1 of Annex F to the Joint Proxy Statement/Prospectus/Management Information Circular of the Company, filed pursuant to Rule 424(b)(3) on June 25, 2007).

4.3*	Certificate of Designation of Special Voting Stock of AbitibiBowater Inc. effective as of 5:45 a.m. Eastern Time on October 29, 2007 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K12B/A filed on October 29, 2007, SEC File No. 001-33776).

4.4*	Purchase Agreement dated June 16, 2003, by and between Bowater Incorporated and UBS Securities, LLC as Representative of the Several Initial Purchasers named in Schedule I thereto (incorporated by reference from Exhibit 4.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003, SEC File No. 001-08712).

4.5*	Indenture dated June 19, 2003, by and between Bowater Incorporated, as Issuer, and The Bank of New York, as Trustee (incorporated by reference from Exhibit 4.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003, SEC File No. 001-08712).

Exhibit No.	Description
4.6*	Indenture dated as of October 31, 2001, by and among Bowater Canada Finance Corporation (as Issuer), Bowater Incorporated (as Guarantor) and The Bank of New York (as Trustee) (incorporated by reference from Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001, SEC File No. 001-08712).

4.7*	Senior Indenture, dated March 17, 2004, between Bowater Incorporated and The Bank of New York (incorporated by reference from Bowater Incorporated’s Current Report on Form 8-K filed on March 17, 2004, SEC File No. 001-08712).

4.8*	First Supplemental Indenture, dated March 17, 2004, between Bowater Incorporated and The Bank of New York (incorporated by reference from Exhibit 4.1 to Bowater Incorporated’s Current Report on Form 8-K filed on March 17, 2004, SEC File No. 001-08712).

4.9*	Indenture, dated June 15, 2004, among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada (as Issuer) and the Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference from Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-10 filed on July 26, 2004, SEC File No. 001-14636).

4.10*	Purchase Agreement among Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., CIBC World Markets Corp., Scotia Capital (USA) Inc., NBF Securities (USA) Corp., RBC Dominion Securities Corporation, ABN Amro Incorporated, SG Americas Securities, LLC, Credit Suisse First Boston LLC, Tokyo-Mitsubishi International PLC, dated June 10, 2004 (incorporated by reference from Exhibit 3.1 to Abitibi-Consolidated Inc.’s Form F-10 filed on July 26, 2004, SEC File No. 001-14636).

4.11*	13.75% Senior Secured Notes due 2011 Indenture, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, the Guarantor Parties named therein and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

4.12*	15.5% Senior Notes due 2010 Indenture, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, the Guarantor Parties named therein and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

4.13*	Fourth Supplemental Indenture, dated April 1, 2008, to the indenture governing the 6.95% Senior Notes due 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

4.14*	First Supplemental Indenture, dated April 1, 2008, to the indenture governing the 5.25% Senior Notes due 2008 (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

4.15*	Fifth Supplemental Indenture, dated April 1, 2008, to the indenture governing the 7.875% Senior Notes due 2009 (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

4.16*	8% Convertible Senior Notes due 2013 Indenture, dated April 1, 2008, by and among AbitibiBowater Inc., Bowater Incorporated and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

4.17*	Indenture, dated as of August 1, l989, between Bowater Incorporated and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference from Exhibit 4.0 to Bowater Incorporated’s Quarterly Report on Form 10-Q dated November 10, 1989, SEC File No. 001-08712).

4.18*	Indenture, dated December 11, 2001, among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada (as Issuer) and The Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference from Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-9/A filed on November 20, 2001, SEC File No. 001-14636).

4.19*	Indenture, dated November 2001, among Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P. (as Issuer) and The Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference from Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-9/A filed on July 12, 2000, SEC File No. 001-14636).

4.20*	Indenture, dated as of April 6, 1998, between Abitibi-Consolidated Inc. and Montreal Trust Company, as trustee (incorporated by reference from Exhibit 4.6 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

4.21*	First Supplemental Indenture to the April 6, 1998 Indenture, dated as of September 1, 2001, between Abitibi-Consolidated Inc., 3834328 Canada Inc. and Abitibi-Consolidated Inc as partners, Abitibi-Consolidated General Partnership and Computershare Trust Company of Canada (incorporated by reference from Exhibit 4.7 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

4.22*	Second Supplemental Indenture to the April 6, 1998 Indenture, dated as of October 1, 2001, between Abitibi-Consolidated Inc., 3834328 Canada Inc. and Abitibi-Consolidated Inc as partners, Abitibi-Consolidated General Partnership, Donohue Forest Products Inc. and Computershare Trust Company of Canada (incorporated by reference from Exhibit 4.8 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

Exhibit No.	Description
4.23*	Third Supplemental Indenture to the April 6, 1998 Indenture, dated as of December 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated General Partnership and Computershare Trust Company of Canada (incorporated by reference from Exhibit 4.9 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

4.24*	Indenture, dated as of July 26, 1999, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P. and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference from Exhibit 4.10 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

4.25*	First Supplemental Indenture to the July 26, 1999 Indenture, dated as of September 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., 3834328 Canada Inc. and Abitibi-Consolidated Inc. as partners, Abitibi-Consolidated General Partnership and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.11 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

4.26*	Second Supplemental Indenture to the July 26, 1999 Indenture, dated as of October 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., 3834328 Canada Inc. and Abitibi-Consolidated Inc. as partners, Abitibi-Consolidated General Partnership, Donohue Forest Products Inc. and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.12 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

4.27*	Third Supplemental Indenture to the July 26, 1999 Indenture, dated as of December 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated General Partnership and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.13 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

4.28*	Fourth Supplemental Indenture to the July 26, 1999 Indenture, dated as of November 21, 2005, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., Abitibi-Consolidated Company of Canada and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.14 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

4.29*	Indenture, dated as of December 1, l991, between Bowater Incorporated and Marine Midland Bank, N.A., as Trustee (incorporated by reference from Exhibit 4.8 to Bowater Incorporated’s Annual Report on Form 10-K for 1991, SEC File No. 001-08712).

4.30*	Indenture, dated as of October 15, l992, between Bowater Incorporated and The Chase Manhattan Bank (N.A.) as Trustee (incorporated by reference from Exhibit 4.10 to Bowater Incorporated’s Annual Report on Form 10-K for 1992, SEC File No. 001-08712).

4.31**	Trust Indenture, dated as of December 12, 1989, between Canadian Pacific Forest Products Limited and Montreal Trust Company, as Trustee.

4.32**	Note Agreement, dated as of November 1, 1990, between Canadian Pacific Forest Products Limited and the Purchasers named therein.

9.1*	Form of Amended and Restated Voting and Exchange Trust Agreement among AbitibiBowater Canada Inc., Bowater Canadian Holdings Incorporated, AbitibiBowater Inc., Bowater Incorporated and CIBC Mellon Trust Company (incorporated by reference from Exhibit 9.1 to the Company’s Form S-3ASR filed on October 29, 2007).

†10.1*	Offer letter between Pierre Rougeau and AbitibiBowater Inc., dated September 28, 2007 (incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.2*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Pierre Rougeau, dated April 1, 2002 (incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.3*	Repayment Agreement between William G. Harvey and Bowater Incorporated, dated October 29, 2007 (incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.4*	Bonus Letter between William G. Harvey and Bowater Incorporated, dated October 26, 2007 (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

Exhibit No.	Description
†10.5*	Offer Letter between William G. Harvey and AbitibiBowater Inc., dated October 12, 2007 (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.6*	Repayment Agreement between Jim T. Wright and Bowater Incorporated, dated November 1, 2007 (incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.7*	Offer Letter between Jim T. Wright and AbitibiBowater Inc., dated October 17, 2007 (incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.8*	Bonus Letter between Jim T. Wright and Bowater Incorporated, dated October 17, 2007 (incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.9*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Alain Grandmont, dated April 1, 2002 (incorporated by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.10*	Offer Letter between Alain Grandmont and AbitibiBowater Inc., dated September 27, 2007 (incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.11**	Amendment No. One to the AbitibiBowater (formerly Abitibi-Consolidated) U.S. Supplemental Executive Retirement Plan (SERP) For Certain Executives, effective July 1, 2008.

†10.12**	AbitibiBowater Inc. Supplemental Retirement Savings Plan, effective January 1, 2009.

†10.13*	Severance Compensation Agreement Letter between Abitibi-Consolidated Inc. and Yves Laflamme, dated December 11, 2006 (incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.14*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Yves Laflamme, dated September 1, 2006 (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.15*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Jacques Vachon, dated November 10, 1998 (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.16*	Offer Letter between W. Eric Streed and AbitibiBowater Inc., dated October 19, 2007 (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.17*	Employment Agreement, dated as of March 15, 1999, by and between Bowater Incorporated and James T. Wright (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 30, 1999 filed on May 13, 1999, SEC File No. 001-08712).

†10.18*	Employment Agreement, dated as of April 4, 2006, by and between Bowater Incorporated and David J. Paterson (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 filed on May 10, 2006, SEC File No. 001-08712).

†10.19*	Repayment Agreement between David J. Paterson and Bowater Incorporated, dated January 28, 2008 (incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.20*	Abitibi-Consolidated Inc. Executive Deferred Share Units Plan, effective date as of January 1, 2000 (incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.21*	Abitibi-Consolidated Inc. Restricted Share Unit Plan, undated (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.22*	Abitibi-Consolidated Inc. Deferred Share Unit Plan (Stock plan for non-employee directors), dated March 11, 1998 (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.23*	Abitibi-Consolidated Inc. U.S. Supplement Executive Retirement Plan (SERP), as Amended and Restated, dated January 1, 2007 (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

Exhibit No.	Description
†10.24*	Canadian Supplemental Executive Retirement Plan (SERP) for Executive Employees of Abitibi-Consolidated Inc., effective as at January 1, 1999 (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.25*	Fifth Amendment, dated November 27, 2007, to the Bowater Incorporated Benefits Equalization Plan as Amended and Restated effective as of February 26, 1999 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 3, 2007, SEC File No. 001-33776).

†10.26*	Sixth Amendment, dated November 27, 2007, to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies as Amended and Restated effective as of February 26, 1999 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2007, SEC File No. 001-33776).

†10.27*	Seventh Amendment, dated November 27, 2007, to the Bowater Incorporated Retirement Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 3, 2007, SEC File No. 001-33776).

†10.28*	Second Amendment, dated November 27, 2007, to the Bowater Incorporated Retirement Savings Plan as Amended and Restated effective as of January 1, 2007 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 3, 2007, SEC File No. 001-33776).

10.29*	Third Amendment and Waiver, dated as of February 25, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 29, 2008, SEC File No. 001-33776).

10.30*	Third Amendment and Waiver, dated as of February 25, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater, Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 29, 2008, SEC File No. 001-33776).

10.31*	Second Amendment, effective as of November 2, 2007, to the Credit Agreement between Bowater Incorporated, certain subsidiaries of Bowater party thereto, the Lenders and Wachovia Bank, National Association, as Administrative Agent for the Lenders party thereto, dated as of May 31, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2007, SEC File No. 001-33776).

10.32*	Second Amendment, effective as of November 2, 2007, to the Credit Agreement among Bowater Incorporated, Bowater Canadian Forest Products Inc., Bowater Canadian Holdings Incorporated, certain subsidiaries of Bowater Canadian Forest Products Inc., the Lenders and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto, dated as of May 31, 2006 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2007, SEC File No. 001-33776).

10.33*	8% Convertible Senior Notes due 2013 Registration and Qualification Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

10.34*	Credit Agreement, dated May 31, 2006, by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, the Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 4.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 4, 2006, SEC File No. 001-08712).

10.35*	Credit Agreement, dated May 31, 2006, by and among Bowater Incorporated, the Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 4.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 4, 2006, SEC File No. 001-08712).

10.36*	Amended and Restated Receivables Purchase Agreement among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, PLC, Citibank, N.A., the Originators Named Herein, Abitibi Consolidated Sales Corporation and Abitibi-Consolidated Inc., dated January 31, 2008 (incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

10.37*	Amended and Restated Purchase and Contribution Agreement among Abitibi-Consolidated Inc., Abitibi Consolidated Sales Corporation and Abitibi-Consolidated U.S. Funding Corp., dated January 31, 2008 (incorporated by reference from Exhibit 10.41 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.38*	Offer Letter between Jon Melkerson and AbitibiBowater Inc., dated October 3, 2007 (incorporated by reference from Exhibit 10.48 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

Exhibit No.	Description
10.39*	Fifth Amendment, dated as of April 30, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008, SEC File No. 001-33776).

10.40*	Fifth Amendment, dated as of April 30, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008, SEC File No. 001-33776).

10.41*	13.75% Senior Secured Notes due 2011 Exchange and Registration Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

10.42*	15.5% Senior Notes due 2010 Exchange and Registration Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

10.43*	Credit and Guaranty Agreement, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc., certain subsidiaries and affiliates of Abitibi-Consolidated Inc., Goldman Sachs Credit Partners L.P., Wachovia Capital Markets, LLC and the various lenders named therein (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

†10.44*	2008 Equity Incentive Plan (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2008, SEC File No. 001-33776).

†10.45*	Form of AbitibiBowater Inc. 2008 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

†10.46*	Form of AbitibiBowater Inc. Performance-Based Vesting Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

†10.47*	Form of AbitibiBowater Inc. Time-Based Vesting Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

†10.48*	Form of Assumption and Consent to Assignment Agreement between Abitibi-Consolidated Inc., AbitibiBowater Inc. and each of John W. Weaver, Pierre Rougeau, Thor Thorsteinson, Alain Grandmont, Yves Laflamme, Jacques Vachon, Colin Keeler, Viateur Camire, Jon Melkerson, Bruno Tremblay and Paul Planet (incorporated by reference from Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

10.49*	Seventh Amendment, dated as of June 6, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 12, 2008, SEC File No. 001-33776).

10.50*	Seventh Amendment and Waiver, dated as of August 7, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

10.51*	Ninth Amendment and Waiver, dated as of August 7, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

†10.52*	Consulting Agreement, dated as of July 14, 2008, between AbitibiBowater Inc. and Thor Thorsteinson (incorporated by reference from Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

†10.53*	AbitibiBowater Inc. Outside Director Deferred Compensation Plan, dated as of November 11, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 14, 2008, SEC File No. 001-33776).

Exhibit No.	Description
†10.54*	Consulting Agreement, dated as of August 15, 2008, between AbitibiBowater Inc. and John Weaver (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 15, 2008, SEC File No. 001-33776).

10.55*	Eighth Amendment and Waiver, dated as of November 12, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 18, 2008, SEC File No. 001-33776).

10.56*	Tenth Amendment and Waiver, dated as of November 12, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated November 18, 2008, SEC File No. 001-33776).

†10.57**	Amendment to Amended and Restated Change in Control Agreement between David J. Paterson and Bowater Incorporated, dated December 22, 2008.

†10.58**	Amendment to Amended and Restated Change in Control Agreement between William G. Harvey and Bowater Incorporated, dated December 19, 2008.

†10.59**	Amendment to Amended and Restated Change in Control Agreement between W. Eric Streed and Bowater Incorporated, dated December 22, 2008.

†10.60**	Amendment to Amended and Restated Change in Control Agreement between James T. Wright and Bowater Incorporated, dated December 23, 2008.

†10.61**	Memorandum of Agreement, dated as of July 29, 2008, between AbitibiBowater Inc. and John W. Weaver.

†10.62*	Employment Agreement between Bowater Incorporated and William G. Harvey, executed on August 4, 2006, effective as of February 5, 2005 (incorporated by reference from Exhibit 10.6 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed on August 4, 2006, SEC File No. 001-08712).

†10.63**	Amendment No. 1, dated as of January 21, 2009, to the Memorandum of Agreement, dated as of July 29, 2008, between AbitibiBowater Inc. and John W. Weaver.

10.64*	Purchase Agreement, dated March 24, 2008, by and between AbitibiBowater Inc. and Fairfax Financial Holdings Limited (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 28, 2008, SEC File No. 001-33776).

10.65*	Waiver and Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of February 26, 2009 to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2009, SEC File No. 001-33776).

10.66*	Ninth Amendment and Consent, dated as of February 27, 2009, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, Bowater Newsprint South LLC, certain subsidiaries and affiliates of Bowater Incorporated and Bowater Newsprint South LLC party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2009, SEC File No. 001-33776).

10.67*	Eleventh Amendment and Consent, dated as of February 27, 2009, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, Bowater Newsprint South LLC, certain subsidiaries and affiliates of Bowater Incorporated, Bowater Canadian Forest Products Inc. and Bowater Newsprint South LLC party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 4, 2009, SEC File No. 001-33776).

†10.68*	Change in Control Agreement between David J. Paterson and Bowater Incorporated, dated May 10, 2006 (incorporated by reference from Exhibit 10.4 to Bowater Incorporated’s Current Report on Form 8-K dated May 9, 2006, SEC File No. 001-08712).

†10.69*	Amended and Restated Change in Control Agreement between Bowater Incorporated and William G. Harvey, executed on August 4, 2006, effective as of February 5, 2005 (incorporated by reference from Exhibit 10.5 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed on August 4, 2006, SEC File No. 001-08712).

†10.70*	Change in Control Agreement, dated August 7, 2006, between Bowater Incorporated and W. Eric Streed (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 filed on November 14, 2006, SEC File No. 001-08712).

Exhibit No.	Description
†10.71*	Revised Change in Control Agreement between Bowater Incorporated and James T. Wright, executed on October 10, 2006, effective as of September 1, 2005 (incorporated by reference from Exhibit 10.4 to Bowater Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007, SEC File No. 001-08712).

†10.72**	Second Amendment to the Deferred Compensation Plan for Outside Directors of Bowater Incorporated.

†10.73**	First Amendment to the Bowater Incorporated 2004 Non-Employee Director Stock Unit Plan.

†10.74**	Second Amendment to the Bowater Incorporated Outside Directors’ Stock-Based Deferred Fee Plan.

†10.75**	First Amendment to the Abitibi-Consolidated Inc. Stock Plan for Non-Employee Directors.

†10.76**	Seventh Amendment to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies.

†10.77**	Fifth Amendment to the Bowater Incorporated Compensatory Benefits Plan.

10.78*	Omnibus Amendment No. 5 to Amended and Restated Receivables Purchase Agreement and Amendment No. 3 to Amended and Restated Purchase and Contribution Agreement and Waiver Agreement, dated as of April 16, 2009 to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer and to the Amended and Restated Purchase and Contribution Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., as purchaser, Abitibi Consolidated Sales Corporation, as a seller and Abitibi-Consolidated Inc., as a seller (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2009, SEC File No. 001-33776).

10.79*	Senior Secured Superpriority Debtor in Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Avenue Investments, as an initial lender, and Fairfax Financial Holdings Ltd., as an initial lender, initial administrative agent and initial collateral agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated April 29, 2009, SEC File No. 001-33776).

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

23.2**	Consent of Previous Independent Registered Public Accounting Firm.

24.1 – 24.12**	Powers of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

**	Filed with this Annual Report on Form 10-K.

†	This is a management contract or compensatory plan or arrangement.

(b)	The above-referenced exhibits are being filed with this Annual Report on Form 10-K.

(c)	None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABITIBIBOWATER INC.
Date: April 30, 2009	By:	/s/ David J. Paterson
David J. Paterson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Paterson	President and Chief Executive Officer	April 30, 2009

David J. Paterson	(Principal Executive Officer)

/s/ William G. Harvey	Senior Vice President and	April 30, 2009

William G. Harvey	Chief Financial Officer (Principal Financial Officer)

/s/ Joseph B. Johnson	Vice President and Controller	April 30, 2009

Joseph B. Johnson	(Principal Accounting Officer)

/s/ Richard B. Evans*	Chairman, Director	April 30, 2009

Richard B. Evans

/s/ John Q. Anderson*	Director	April 30, 2009

John Q. Anderson

/s/ Jacques Bougie*	Director	April 30, 2009

Jacques Bougie

/s/ William E. Davis*	Director	April 30, 2009

William E. Davis

/s/ Anthony F. Griffiths*	Director	April 30, 2009

Anthony F. Griffiths

/s/ Ruth R. Harkin*	Director	April 30, 2009

Ruth R. Harkin

/s/ Lise Lachapelle*	Director	April 30, 2009

Lise Lachapelle

/s/ Gary J. Lukassen*	Director	April 30, 2009

Gary J. Lukassen

/s/ Paul C. Rivett*	Director	April 30, 2009

Paul C. Rivett

/s/ John A. Rolls*	Director	April 30, 2009

John A. Rolls

/s/ John W. Weaver*	Director	April 30, 2009

John W. Weaver

/s/ Togo D. West, Jr.*	Director	April 30, 2009

Togo D. West, Jr.
* William G. Harvey, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons that are filed herewith as Exhibit 24.

By:	/s/ William G. Harvey
William G. Harvey, Attorney-in-Fact

Schedule I — ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater Inc.
(Parent Company Only)
Condensed Balance Sheets
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Note A)
(In millions, except per share amount)

	As of December 31,
	2008	2007

Assets
Accounts receivable from subsidiaries	$32	$-
Note and interest receivable from a subsidiary	365	-
Investment in subsidiaries	-	1,624
Deferred financing fees	13	-

Total assets	$410	$1,624

Liabilities and shareholders’ (deficit) equity
Liabilities:
Accounts payable and accrued expenses	$12	$-
Accounts payable to subsidiaries	56	1
Note and interest payable to a subsidiary	702	-
Long-term debt due to an affiliate	274	-

Total liabilities	1,044	1

Shareholders’ (deficit) equity:
Common stock, $1 par value. 150 and 100 shares authorized at December 31, 2008 and 2007, respectively; 53.2 and 52.4 shares outstanding at December 31, 2008 and 2007, respectively	53	52
Additional paid-in capital	2,451	2,313
Deficit	(2,754)	(598)
Accumulated other comprehensive loss	(384)	(144)

Total shareholders’ (deficit) equity	(634)	1,623

Total liabilities and shareholders’ (deficit) equity	$410	$1,624

Schedule I — ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater Inc.
(Parent Company Only)
Condensed Statements of Operations and Deficit
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Note A)
(In millions)

		For the Period
	For the	from Inception
	Year Ended	(January 25, 2007)
	December 31,	Through
	2008	December 31, 2007
Expenses
Selling and administrative expenses	$35	$1
Interest expense	88	-

Total expenses	123	1

Interest income	34	-
Equity in loss of operations of subsidiaries before extraordinary item	(1,837)	(489)

Loss before income taxes and extraordinary item	(1,926)	-
Income tax benefit	32	-

Loss before extraordinary item	(1,894)	(490)

Equity share of extraordinary loss recorded by a subsidiary on expropriation of assets, net of tax of $0 (Note B)	(256)	-

Net loss	(2,150)	(490)
Deficit at beginning of period	(598)	(108)
Cumulative adjustment to retained deficit for the adoption of SFAS 158, net of tax	(6)	-

Deficit at end of year	$(2,754)	$(598)

Schedule I — ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Note A)
(In millions)

		For the Period
	For the	from Inception
	Year Ended	(January 25, 2007)
	December 31,	Through
	2008	December 31, 2007
Cash flows from operating activities:
Net loss	$(2,150)	$(490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of operations of subsidiaries before extraordinary item	1,837	489
Equity share of extraordinary loss recorded by a subsidiary on expropriation of assets, net of tax	256	-
Amortization of deferred financing fees	1	-
Amortization of debt discount	10	-
Interest paid in kind on note payable to subsidiary	19	-
Increase in accounts receivable from subsidiaries	(32)	-
Increase in accounts payable to subsidiaries	47	-
Increase in accounts payable and accrued liabilities	12	1

Net cash provided by operating activities	-	-

Cash flows from investing activities:
Issuance of note receivable to subsidiary	(350)	-

Net cash used in investing activities	(350)	-

Cash flows from financing activities:
Issuance of Convertible Notes	350	-

Net cash provided by financing activities	350	-

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents:
Beginning of period	-	-

End of year	$-	$-

Schedule I — ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater Inc.
(Parent Company Only)
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Note A)
(In millions)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note A — Organization and Basis of Presentation
Financial statements
The accompanying condensed financial statements, including the notes thereto, should be read in conjunction with the consolidated financial statements of AbitibiBowater Inc. AbitibiBowater Inc. (“AbitibiBowater,” also referred to as “we” or “our”) was incorporated in Delaware on January 25, 2007. All amounts are expressed in U.S. dollars, unless otherwise indicated. Certain prior-year amounts in these condensed financial statements and the related notes have been reclassified to conform to the 2008 presentation.
Abitibi and Bowater combination
On October 29, 2007, pursuant to a Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007, Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”) combined in a merger of equals with each becoming a wholly-owned subsidiary of AbitibiBowater (the “Combination”).
As a result of the Combination, each issued and outstanding share of Bowater common stock and exchangeable share of Bowater Canada Inc. (a wholly-owned subsidiary of Bowater now named AbitibiBowater Canada Inc.) was converted into 0.52 of a share of AbitibiBowater common stock and 0.52 of an exchangeable share of AbitibiBowater Canada, Inc., respectively. Each issued and outstanding share of Abitibi common stock was exchanged for either 0.06261 of a share of AbitibiBowater common stock or 0.06261 of an exchangeable share of AbitibiBowater Canada Inc. All Abitibi and Bowater stock options, stock appreciation rights and other stock-based awards outstanding, whether vested or unvested, were converted into AbitibiBowater stock options, stock appreciation rights or stock-based awards. The number of shares subject to such converted awards was adjusted by multiplying the number of shares outstanding by the Abitibi exchange ratio of 0.06261, in the case of an Abitibi award, and by the Bowater exchange ratio of 0.52, in the case of a Bowater award. Similarly, the exercise price of the converted stock options or base price of the stock appreciation rights was adjusted by dividing such price by the Abitibi exchange ratio or the Bowater exchange ratio as appropriate.
The Combination has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Bowater was deemed to be the “acquirer” of Abitibi for accounting purposes, and AbitibiBowater has been deemed to be the successor to Bowater for purposes of U.S. securities laws and financial reporting.
The Combination resulted in AbitibiBowater becoming a holding company whose only significant assets are an investment in the common stock of Abitibi and Bowater and a note receivable from a subsidiary. As the successor to Bowater, AbitibiBowater has recorded its investment in Bowater at the amount of its shareholders’ equity at the date of the Combination. The investment in Abitibi was recorded at its fair value at the date of the Combination.
Creditor Protection Proceedings
On April 16, 2009, AbitibiBowater and certain of its U.S. and Canadian subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases ”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as amended. In addition, on April 17, 2009, AbitibiBowater and certain of its Canadian subsidiaries sought creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act with the Superior Court of Quebec in Canada. On April 17, 2009, Abitibi and its wholly-owned subsidiary, Abitibi-Consolidated Company of Canada, each filed a voluntary petition for provisional and final relief (the “Chapter 15 Cases”) in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. The Chapter 11 Cases, the Chapter 15 Cases and the CCAA Proceedings are collectively referred to as the “Creditor Protection Proceedings.” AbitibiBowater’s subsidiaries which own the Bridgewater, United Kingdom and Mokpo, South Korea operations were not included in the Creditor Protection Proceedings and will continue to operate outside of such proceedings. For additional information, see Note 4, “Creditor Protection Proceedings,” to our Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K (“Consolidated Financial Statements”).
Basis of presentation and going concern issues
The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the commencement of the Creditor Protection Proceedings, discussed above and in more detail in Note 4, “Creditor Protection Proceedings,” to our Consolidated Financial Statements and the factors contributing to AbitibiBowater’s liquidity issues, which are discussed in Note 16, “Liquidity, Debt and Interest Expense,” to our Consolidated Financial Statements, raise substantial doubt about AbitibiBowater’s ability to continue as a going concern.

Schedule I — ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater Inc.
(Parent Company Only)
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Note A)
(In millions)
The Creditor Protection Proceedings and the debtor in possession financing arrangements, discussed in Note 4, “Creditor Protection Proceedings,” to our Consolidated Financial Statements provide AbitibiBowater with a period of time to stabilize its operations and financial condition and develop a comprehensive restructuring plan. Management believes that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of these proceedings and as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, AbitibiBowater’s ability to continue as a going concern is dependent on market conditions and its ability to successfully develop and implement a comprehensive restructuring plan and improve profitability, obtain alternative financing to replace its debtor in possession financing arrangements and restructure its obligations in a manner that allows it to obtain confirmation of a plan of reorganization by the U.S. Court and the Canadian Court. However, it is not possible to predict whether the actions taken in AbitibiBowater’s restructuring will result in improvements to its financial condition sufficient to allow it to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities.
Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in the accompanying condensed financial statements. The assets and liabilities in our condensed financial statements do not reflect any adjustments related to the Creditor Protection Proceedings, which arose subsequent to December 31, 2008.
Note B — Equity Method Investments
On December 16, 2008, following our December 4, 2008 announcement of the permanent closure of Abitibi’s Grand Falls paper mill, the Government of Newfoundland and Labrador, Canada passed legislation under Bill 75 to expropriate all of Abitibi’s timber rights, water rights, leases and hydroelectric assets in the Province of Newfoundland and Labrador, whether partially or wholly owned through its subsidiaries and affiliated entities. As a result of the expropriation, in the fourth quarter of 2008, Abitibi recorded as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million, with no related income tax benefit. We have retained legal counsel to review all legal options. On April 23, 2009, we filed a Notice of Intent to Submit a Claim to Arbitration (the “Notice of Intent”) under the North American Free Trade Agreement (“NAFTA”), relating to the expropriation of these assets specifying violations by the Government of Newfoundland and Labrador under the terms of NAFTA, for which the Government of Canada is responsible. The Notice of Intent asserts that the expropriation was arbitrary, discriminatory and illegal, and we are seeking in excess of CDN$300 million in direct compensation for the fair market value of the expropriated rights and assets, plus additional costs and further relief as the Arbitral Tribunal may deem just and appropriate. Although we believe that the Canadian Government will be required to compensate Abitibi for the fair market value of the expropriated assets, we have not recognized any asset for such claim in these condensed financial statements. See Note 21, “Commitments and Contingencies – Extraordinary loss on expropriation of assets,” to our Consolidated Financial Statements.
AbitibiBowater’s financial results for the year ended December 31, 2008 include $256 million, no related income tax benefit, representing our equity share of the extraordinary loss recorded by Abitibi on expropriation of assets and $1,837 million, representing our share of the equity in the loss of operations of subsidiaries before extraordinary item. Recognition of these losses has resulted in a reported investment in our subsidiaries of $0 as of December 31, 2008. Since we cannot report a negative investment in our subsidiaries under the equity method, we will not record our share of future losses of our subsidiaries until such time as future subsidiaries profits offset any subsequent losses that would otherwise have resulted in the reporting of a negative investment by us. We have no obligation to fund any additional losses reported by our subsidiaries.
Note C — Financing Arrangements
The information in this footnote relates to our liquidity and debt obligations as of December 31, 2008, prior to the impact of the Creditor Protection Proceedings.
On April 1, 2008, AbitibiBowater consummated a private sale of $350 million of 8% convertible notes due April 15, 2013 (“Convertible Notes”) to Fairfax Financial Holdings Limited (“Fairfax”) and certain of its designated subsidiaries. The Convertible Notes bear interest at a rate of 8% per annum (10% per annum if we elect to pay interest through the issuance of additional convertible notes with the same terms as “pay in kind”). Bowater provided a full and unconditional guarantee of the payment of principal and interest on the Convertible Notes. Bowater’s guarantee ranks equally in right of payment with all of our existing and future unsecured senior indebtedness. The Convertible Notes are not guaranteed by Abitibi, Donohue Corp. (“Donohue”), a wholly-owned subsidiary of AbitibiBowater, or any of their respective subsidiaries. The Convertible Notes are convertible into shares of AbitibiBowater common stock at a conversion price of $10.00 per share (the “Conversion Price”). Since the closing price of our common stock on the issuance date (also the commitment date) of the Convertible Notes exceeded the Conversion Price by $3.00 per share, the Convertible Notes included a beneficial conversion feature. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” we recorded a discount on the Convertible Notes and an increase in additional paid-in capital of $105 million representing the fair value of the beneficial

Schedule I — ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater Inc.
(Parent Company Only)
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 - Note A)
(In millions)
conversion feature. We paid $20 million of fees associated with the issuance of the Convertible Notes, of which $6 million were allocated to the beneficial conversion feature. The fees associated with the debt ($14 million) and the discount on the Convertible Notes are being amortized to interest expense using the effective interest method over the term of the Convertible Notes beginning on the date of issuance, resulting in an effective interest rate of 17.5%. The fees associated with the beneficial conversion feature were recorded directly to additional paid-in capital. On April 15, 2008, Fairfax exercised its right to appoint two directors to the Board of Directors of AbitibiBowater, pursuant to the terms of the purchase agreement. On October 15, 2008, we elected to make the interest payment due on that date through the issuance of additional convertible notes. As a result, the balance as of December 31, 2008 of the Convertible Notes outstanding was $369 million. As a result of the late filing of this Annual Report on Form 10-K for the year ended December 31, 2008, AbitibiBowater has become ineligible to register its securities using short-form registration on Form S-3 for a period of at least 12 months or to use its previously filed registration statements on Form S-3 for a period of at least 12 months. As a result, AbitibiBowater will be unable to deliver shares of its common stock to Fairfax and its designated subsidiaries upon exercise of their conversion rights until AbitibiBowater has filed a new registration statement on Form S-1 with respect to such shares and the United States Securities and Exchange Commission (“SEC”) has declared the registration statement effective (absent reliance on an exemption from the registration requirements of the U.S. securities laws). In addition, AbitibiBowater may be required to pay certain penalties. See Note 16, “Liquidity, Debt and Interest Expense — April 1, 2008 refinancings,” to our Consolidated Financial Statements.
Both Abitibi and Bowater have entered into various financing arrangements. Certain of these agreements impose restrictions on the ability of the subsidiaries to transfer funds or other assets to AbitibiBowater in the form of dividends or advances. These restrictions could affect AbitibiBowater’s operations or its ability to pay dividends in the future. Additionally, Bowater’s U.S. bank credit facility is guaranteed by AbitibiBowater.
Note D — Transactions with Related Parties
As more fully discussed in Note 1, “Organization and Basis of Presentation — Transactions with the AbitibiBowater consolidated group of companies,” to our Consolidated Financial Statements, on May 12, 2008, we contributed to Bowater, as additional paid-in capital, a 12.5% promissory note in the amount of $650 million due June 30, 2013, executed by us in favor of Bowater. Interest on the note is due semi-annually. This note is guaranteed by Bowater Newsprint South LLC and certain of its subsidiaries. On October 15, 2008, we elected to make the interest payment due on that date through the issuance of an additional note with similar terms. As a result, the interest payable on the note as of December 31, 2008 of $51 million is included in “Note and interest payable to a subsidiary” in our Condensed Statements of Operations and Deficit.
As more fully discussed in Note 1, “Organization and Basis of Presentation — Transactions with the AbitibiBowater consolidated group of companies,” to our Consolidated Financial Statements, on April 1, 2008, ACCC transferred all of the outstanding and common and preferred stock of Donohue to AbitibiBowater US Holding LLC (“Holding”), a direct subsidiary of ours. As part of this transaction, we loaned Holding $350 million, which was the proceeds from our issuance of the Convertible Notes, as discussed in Note C, “Financing Arrangements.” This note receivable matures on March 31, 2013 and bears interest at 13.75% per annum, payable semi-annually. During the year ended December 31, 2008, interest on the note receivable from Holding was $34 million, and is included in “Interest income” in our Condensed Statements of Operations and Deficit.
On January 1, 2008, Abitibi and Bowater began providing certain corporate administrative services on our behalf and certain of our subsidiaries, including legal, finance, tax, risk management, IT, executive management, payroll and employee benefits. As such, Abitibi and Bowater have charged us a portion of their general and administrative expenses, based on specific identification or on an appropriate allocation key (e.g., sales, purchases, headcount, etc.) determined by the type of expense or department. During the year ended December 31, 2008, Abitibi and Bowater charged us approximately $25 million for certain corporate administrative expenses, which is recorded in “Selling and administrative expenses” in our Condensed Statements of Operations and Deficit.
For the year ended December 31, 2008, AbitibiBowater recorded a tax benefit of $32 million, which will be used to offset the current income tax liability of its U.S. subsidiaries with which it files a consolidated U.S. income tax return. AbitibiBowater has recorded an intercompany receivable for this amount. This presentation is a permitted method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”
Note E — Subsequent Events
Significant events occurred subsequent to December 31, 2008. See Note 27, “Subsequent Events,” to our Consolidated Financial Statements for additional information.

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007, among Alpha-Bravo Holdings Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc., and Bowater Canada Inc. (incorporated by reference from Exhibit 2.1 to Bowater Incorporated’s Current Report on Form 8-K filed on January 29, 2007, SEC File No. 001-08712).

2.1.1*	First Amendment, dated as of May 7, 2007, to the Combination Agreement and Agreement and Plan of Merger dated as of January 29, 2007 among AbitibiBowater Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc. and Bowater Canada Inc. (the “First Amendment”) (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 10, 2007, SEC File No. 001-08712).

2.2*	Form of Plan Arrangement (incorporated by reference from Annex E to the Joint Proxy Statement/Prospectus/Management Information Circular of AbitibiBowater Inc., filed pursuant to Rule 424(b)(3) on June 25, 2007).

2.3*	Asset and Stock Purchase Agreement, dated as of February 10, 2008, by and between Abitibi Consolidated Sales Corporation and Catalyst Paper Corporation (incorporated by reference from Exhibit 2.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

3.1*	Second Amended and Restated Certificate of Incorporation of AbitibiBowater Inc. effective July 8, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

3.2*	Amended and Restated By-Laws of AbitibiBowater Inc. effective July 30, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 30, 2008, SEC File No. 001-33776).

4.1*	Form of Amended and Restated Support Agreement, among AbitibiBowater Inc., Bowater Canadian Holdings Incorporated, AbitibiBowater Canada Inc. and Bowater Incorporated (incorporated by reference from Exhibit 4.1 to the Company’s Form S-3ASR filed on October 29, 2007).

4.2*	Form of Provisions Attaching to the Exchangeable Shares (incorporated by reference from Schedule 1 of Annex F to the Joint Proxy Statement/Prospectus/Management Information Circular of the Company, filed pursuant to Rule 424(b)(3) on June 25, 2007).

4.3*	Certificate of Designation of Special Voting Stock of AbitibiBowater Inc. effective as of 5:45 a.m. Eastern Time on October 29, 2007 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K12B/A filed on October 29, 2007, SEC File No. 001-33776).

4.4*	Purchase Agreement dated June 16, 2003, by and between Bowater Incorporated and UBS Securities, LLC as Representative of the Several Initial Purchasers named in Schedule I thereto (incorporated by reference from Exhibit 4.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003, SEC File No. 001-08712).

4.5*	Indenture dated June 19, 2003, by and between Bowater Incorporated, as Issuer, and The Bank of New York, as Trustee (incorporated by reference from Exhibit 4.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003, SEC File No. 001-08712).

Exhibit No.	Description
4.6*	Indenture dated as of October 31, 2001, by and among Bowater Canada Finance Corporation (as Issuer), Bowater Incorporated (as Guarantor) and The Bank of New York (as Trustee) (incorporated by reference from Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001, SEC File No. 001-08712).

4.7*	Senior Indenture, dated March 17, 2004, between Bowater Incorporated and The Bank of New York (incorporated by reference from Bowater Incorporated’s Current Report on Form 8-K filed on March 17, 2004, SEC File No. 001-08712).

4.8*	First Supplemental Indenture, dated March 17, 2004, between Bowater Incorporated and The Bank of New York (incorporated by reference from Exhibit 4.1 to Bowater Incorporated’s Current Report on Form 8-K filed on March 17, 2004, SEC File No. 001-08712).

4.9*	Indenture, dated June 15, 2004, among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada (as Issuer) and the Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference from Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-10 filed on July 26, 2004, SEC File No. 001-14636).

4.10*	Purchase Agreement among Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., CIBC World Markets Corp., Scotia Capital (USA) Inc., NBF Securities (USA) Corp., RBC Dominion Securities Corporation, ABN Amro Incorporated, SG Americas Securities, LLC, Credit Suisse First Boston LLC, Tokyo-Mitsubishi International PLC, dated June 10, 2004 (incorporated by reference from Exhibit 3.1 to Abitibi-Consolidated Inc.’s Form F-10 filed on July 26, 2004, SEC File No. 001-14636).

4.11*	13.75% Senior Secured Notes due 2011 Indenture, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, the Guarantor Parties named therein and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

4.12*	15.5% Senior Notes due 2010 Indenture, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, the Guarantor Parties named therein and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

4.13*	Fourth Supplemental Indenture, dated April 1, 2008, to the indenture governing the 6.95% Senior Notes due 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

4.14*	First Supplemental Indenture, dated April 1, 2008, to the indenture governing the 5.25% Senior Notes due 2008 (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

4.15*	Fifth Supplemental Indenture, dated April 1, 2008, to the indenture governing the 7.875% Senior Notes due 2009 (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

4.16*	8% Convertible Senior Notes due 2013 Indenture, dated April 1, 2008, by and among AbitibiBowater Inc., Bowater Incorporated and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

4.17*	Indenture, dated as of August 1, l989, between Bowater Incorporated and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference from Exhibit 4.0 to Bowater Incorporated’s Quarterly Report on Form 10-Q dated November 10, 1989, SEC File No. 001-08712).

Exhibit No.	Description
4.18*	Indenture, dated December 11, 2001, among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada (as Issuer) and The Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference from Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-9/A filed on November 20, 2001, SEC File No. 001-14636).

4.19*	Indenture, dated November 2001, among Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P. (as Issuer) and The Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference from Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-9/A filed on July 12, 2000, SEC File No. 001-14636).

4.20*	Indenture, dated as of April 6, 1998, between Abitibi-Consolidated Inc. and Montreal Trust Company, as trustee (incorporated by reference from Exhibit 4.6 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

4.21*	First Supplemental Indenture to the April 6, 1998 Indenture, dated as of September 1, 2001, between Abitibi-Consolidated Inc., 3834328 Canada Inc. and Abitibi-Consolidated Inc as partners, Abitibi-Consolidated General Partnership and Computershare Trust Company of Canada (incorporated by reference from Exhibit 4.7 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

4.22*	Second Supplemental Indenture to the April 6, 1998 Indenture, dated as of October 1, 2001, between Abitibi-Consolidated Inc., 3834328 Canada Inc. and Abitibi-Consolidated Inc as partners, Abitibi-Consolidated General Partnership, Donohue Forest Products Inc. and Computershare Trust Company of Canada (incorporated by reference from Exhibit 4.8 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

4.23*	Third Supplemental Indenture to the April 6, 1998 Indenture, dated as of December 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated General Partnership and Computershare Trust Company of Canada (incorporated by reference from Exhibit 4.9 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

4.24*	Indenture, dated as of July 26, 1999, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P. and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference from Exhibit 4.10 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

4.25*	First Supplemental Indenture to the July 26, 1999 Indenture, dated as of September 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., 3834328 Canada Inc. and Abitibi-Consolidated Inc. as partners, Abitibi-Consolidated General Partnership and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.11 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

4.26*	Second Supplemental Indenture to the July 26, 1999 Indenture, dated as of October 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., 3834328 Canada Inc. and Abitibi-Consolidated Inc. as partners, Abitibi-Consolidated General Partnership, Donohue Forest Products Inc. and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.12 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

Exhibit No.	Description
4.27*	Third Supplemental Indenture to the July 26, 1999 Indenture, dated as of December 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated General Partnership and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.13 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

4.28*	Fourth Supplemental Indenture to the July 26, 1999 Indenture, dated as of November 21, 2005, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., Abitibi-Consolidated Company of Canada and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.14 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed on April 10, 2008, SEC File No. 001-14636).

4.29*	Indenture, dated as of December 1, l991, between Bowater Incorporated and Marine Midland Bank, N.A., as Trustee (incorporated by reference from Exhibit 4.8 to Bowater Incorporated’s Annual Report on Form 10-K for 1991, SEC File No. 001-08712).

4.30*	Indenture, dated as of October 15, l992, between Bowater Incorporated and The Chase Manhattan Bank (N.A.) as Trustee (incorporated by reference from Exhibit 4.10 to Bowater Incorporated’s Annual Report on Form 10-K for 1992, SEC File No. 001-08712).

4.31**	Trust Indenture, dated as of December 12, 1989, between Canadian Pacific Forest Products Limited and Montreal Trust Company, as Trustee.

4.32**	Note Agreement, dated as of November 1, 1990, between Canadian Pacific Forest Products Limited and the Purchasers named therein.

9.1*	Form of Amended and Restated Voting and Exchange Trust Agreement among AbitibiBowater Canada Inc., Bowater Canadian Holdings Incorporated, AbitibiBowater Inc., Bowater Incorporated and CIBC Mellon Trust Company (incorporated by reference from Exhibit 9.1 to the Company’s Form S-3ASR filed on October 29, 2007).

†10.1*	Offer letter between Pierre Rougeau and AbitibiBowater Inc., dated September 28, 2007 (incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.2*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Pierre Rougeau, dated April 1, 2002 (incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.3*	Repayment Agreement between William G. Harvey and Bowater Incorporated, dated October 29, 2007 (incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.4*	Bonus Letter between William G. Harvey and Bowater Incorporated, dated October 26, 2007 (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.5*	Offer Letter between William G. Harvey and AbitibiBowater Inc., dated October 12, 2007 (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.6*	Repayment Agreement between Jim T. Wright and Bowater Incorporated, dated November 1, 2007 (incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

Exhibit No.	Description
†10.7*	Offer Letter between Jim T. Wright and AbitibiBowater Inc., dated October 17, 2007 (incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.8*	Bonus Letter between Jim T. Wright and Bowater Incorporated, dated October 17, 2007 (incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.9*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Alain Grandmont, dated April 1, 2002 (incorporated by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.10*	Offer Letter between Alain Grandmont and AbitibiBowater Inc., dated September 27, 2007 (incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.11**	Amendment No. One to the AbitibiBowater (formerly Abitibi-Consolidated) U.S. Supplemental Executive Retirement Plan (SERP) For Certain Executives, effective July 1, 2008.

†10.12**	AbitibiBowater Inc. Supplemental Retirement Savings Plan, effective January 1, 2009.

†10.13*	Severance Compensation Agreement Letter between Abitibi-Consolidated Inc. and Yves Laflamme, dated December 11, 2006 (incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.14*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Yves Laflamme, dated September 1, 2006 (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.15*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Jacques Vachon, dated November 10, 1998 (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.16*	Offer Letter between W. Eric Streed and AbitibiBowater Inc., dated October 19, 2007 (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.17*	Employment Agreement, dated as of March 15, 1999, by and between Bowater Incorporated and James T. Wright (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 30, 1999 filed on May 13, 1999, SEC File No. 001-08712).

†10.18*	Employment Agreement, dated as of April 4, 2006, by and between Bowater Incorporated and David J. Paterson (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 filed on May 10, 2006, SEC File No. 001-08712).

†10.19*	Repayment Agreement between David J. Paterson and Bowater Incorporated, dated January 28, 2008 (incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

Exhibit No.	Description
†10.20*	Abitibi-Consolidated Inc. Executive Deferred Share Units Plan, effective date as of January 1, 2000 (incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.21*	Abitibi-Consolidated Inc. Restricted Share Unit Plan, undated (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.22*	Abitibi-Consolidated Inc. Deferred Share Unit Plan (Stock plan for non-employee directors), dated March 11, 1998 (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.23*	Abitibi-Consolidated Inc. U.S. Supplement Executive Retirement Plan (SERP), as Amended and Restated, dated January 1, 2007 (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.24*	Canadian Supplemental Executive Retirement Plan (SERP) for Executive Employees of Abitibi-Consolidated Inc., effective as at January 1, 1999 (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.25*	Fifth Amendment, dated November 27, 2007, to the Bowater Incorporated Benefits Equalization Plan as Amended and Restated effective as of February 26, 1999 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 3, 2007, SEC File No. 001-33776).

†10.26*	Sixth Amendment, dated November 27, 2007, to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies as Amended and Restated effective as of February 26, 1999 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2007, SEC File No. 001-33776).

†10.27*	Seventh Amendment, dated November 27, 2007, to the Bowater Incorporated Retirement Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 3, 2007, SEC File No. 001-33776).

†10.28*	Second Amendment, dated November 27, 2007, to the Bowater Incorporated Retirement Savings Plan as Amended and Restated effective as of January 1, 2007 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 3, 2007, SEC File No. 001-33776).

10.29*	Third Amendment and Waiver, dated as of February 25, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 29, 2008, SEC File No. 001-33776).

10.30*	Third Amendment and Waiver, dated as of February 25, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater, Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 29, 2008, SEC File No. 001-33776).

Exhibit No.	Description
10.31*	Second Amendment, effective as of November 2, 2007, to the Credit Agreement between Bowater Incorporated, certain subsidiaries of Bowater party thereto, the Lenders and Wachovia Bank, National Association, as Administrative Agent for the Lenders party thereto, dated as of May 31, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2007, SEC File No. 001-33776).

10.32*	Second Amendment, effective as of November 2, 2007, to the Credit Agreement among Bowater Incorporated, Bowater Canadian Forest Products Inc., Bowater Canadian Holdings Incorporated, certain subsidiaries of Bowater Canadian Forest Products Inc., the Lenders and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto, dated as of May 31, 2006 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2007, SEC File No. 001-33776).

10.33*	8% Convertible Senior Notes due 2013 Registration and Qualification Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

10.34*	Credit Agreement, dated May 31, 2006, by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, the Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 4.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 4, 2006, SEC File No. 001-08712).

10.35*	Credit Agreement, dated May 31, 2006, by and among Bowater Incorporated, the Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 4.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 4, 2006, SEC File No. 001-08712).

10.36*	Amended and Restated Receivables Purchase Agreement among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, PLC, Citibank, N.A., the Originators Named Herein, Abitibi Consolidated Sales Corporation and Abitibi-Consolidated Inc., dated January 31, 2008 (incorporated by reference from Exhibit 10.40 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

10.37*	Amended and Restated Purchase and Contribution Agreement among Abitibi-Consolidated Inc., Abitibi Consolidated Sales Corporation and Abitibi-Consolidated U.S. Funding Corp., dated January 31, 2008 (incorporated by reference from Exhibit 10.41 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

†10.38*	Offer Letter between Jon Melkerson and AbitibiBowater Inc., dated October 3, 2007 (incorporated by reference from Exhibit 10.48 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on March 20, 2008, SEC File No. 001-33776).

10.39*	Fifth Amendment, dated as of April 30, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008, SEC File No. 001-33776).

10.40*	Fifth Amendment, dated as of April 30, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008, SEC File No. 001-33776).

Exhibit No.	Description
10.41*	13.75% Senior Secured Notes due 2011 Exchange and Registration Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

10.42*	15.5% Senior Notes due 2010 Exchange and Registration Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

10.43*	Credit and Guaranty Agreement, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc., certain subsidiaries and affiliates of Abitibi-Consolidated Inc., Goldman Sachs Credit Partners L.P., Wachovia Capital Markets, LLC and the various lenders named therein (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K dated April 7, 2008, SEC File No. 001-33776).

†10.44*	2008 Equity Incentive Plan (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2008, SEC File No. 001-33776).

†10.45*	Form of AbitibiBowater Inc. 2008 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

†10.46*	Form of AbitibiBowater Inc. Performance-Based Vesting Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

†10.47*	Form of AbitibiBowater Inc. Time-Based Vesting Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

†10.48*	Form of Assumption and Consent to Assignment Agreement between Abitibi-Consolidated Inc., AbitibiBowater Inc. and each of John W. Weaver, Pierre Rougeau, Thor Thorsteinson, Alain Grandmont, Yves Laflamme, Jacques Vachon, Colin Keeler, Viateur Camire, Jon Melkerson, Bruno Tremblay and Paul Planet (incorporated by reference from Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

10.49*	Seventh Amendment, dated as of June 6, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 12, 2008, SEC File No. 001-33776).

10.50*	Seventh Amendment and Waiver, dated as of August 7, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

10.51*	Ninth Amendment and Waiver, dated as of August 7, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

Exhibit No.	Description
†10.52*	Consulting Agreement, dated as of July 14, 2008, between AbitibiBowater Inc. and Thor Thorsteinson (incorporated by reference from Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008, SEC File No. 001-33776).

†10.53*	AbitibiBowater Inc. Outside Director Deferred Compensation Plan, dated as of November 11, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 14, 2008, SEC File No. 001-33776).

†10.54*	Consulting Agreement, dated as of August 15, 2008, between AbitibiBowater Inc. and John Weaver (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 15, 2008, SEC File No. 001-33776).

10.55*	Eighth Amendment and Waiver, dated as of November 12, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, certain subsidiaries of Bowater party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 18, 2008, SEC File No. 001-33776).

10.56*	Tenth Amendment and Waiver, dated as of November 12, 2008, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, certain subsidiaries and affiliates of Bowater party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated November 18, 2008, SEC File No. 001-33776).

†10.57**	Amendment to Amended and Restated Change in Control Agreement between David J. Paterson and Bowater Incorporated, dated December 22, 2008.

†10.58**	Amendment to Amended and Restated Change in Control Agreement between William G. Harvey and Bowater Incorporated, dated December 19, 2008.

†10.59**	Amendment to Amended and Restated Change in Control Agreement between W. Eric Streed and Bowater Incorporated, dated December 22, 2008.

†10.60**	Amendment to Amended and Restated Change in Control Agreement between James T. Wright and Bowater Incorporated, dated December 23, 2008.

†10.61**	Memorandum of Agreement, dated as of July 29, 2008, between AbitibiBowater Inc. and John W. Weaver.

†10.62*	Employment Agreement between Bowater Incorporated and William G. Harvey, executed on August 4, 2006, effective as of February 5, 2005 (incorporated by reference from Exhibit 10.6 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed on August 4, 2006, SEC File No. 001-08712).

†10.63**	Amendment No. 1, dated as of January 21, 2009, to the Memorandum of Agreement, dated as of July 29, 2008, between AbitibiBowater Inc. and John W. Weaver.

10.64*	Purchase Agreement, dated March 24, 2008, by and between AbitibiBowater Inc. and Fairfax Financial Holdings Limited (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 28, 2008, SEC File No. 001-33776).

Exhibit No.	Description
10.65*	Waiver and Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of February 26, 2009 to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2009, SEC File No. 001-33776).

10.66*	Ninth Amendment and Consent, dated as of February 27, 2009, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, Bowater Newsprint South LLC, certain subsidiaries and affiliates of Bowater Incorporated and Bowater Newsprint South LLC party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2009, SEC File No. 001-33776).

10.67*	Eleventh Amendment and Consent, dated as of February 27, 2009, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, Bowater Newsprint South LLC, certain subsidiaries and affiliates of Bowater Incorporated, Bowater Canadian Forest Products Inc. and Bowater Newsprint South LLC party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 4, 2009, SEC File No. 001-33776).

†10.68*	Change in Control Agreement between David J. Paterson and Bowater Incorporated, dated May 10, 2006 (incorporated by reference from Exhibit 10.4 to Bowater Incorporated’s Current Report on Form 8-K dated May 9, 2006, SEC File No. 001-08712).

†10.69*	Amended and Restated Change in Control Agreement between Bowater Incorporated and William G. Harvey, executed on August 4, 2006, effective as of February 5, 2005 (incorporated by reference from Exhibit 10.5 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed on August 4, 2006, SEC File No. 001-08712).

†10.70*	Change in Control Agreement, dated August 7, 2006, between Bowater Incorporated and W. Eric Streed (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 filed on November 14, 2006, SEC File No. 001-08712).

†10.71*	Revised Change in Control Agreement between Bowater Incorporated and James T. Wright, executed on October 10, 2006, effective as of September 1, 2005 (incorporated by reference from Exhibit 10.4 to Bowater Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007, SEC File No. 001-08712).

†10.72**	Second Amendment to the Deferred Compensation Plan for Outside Directors of Bowater Incorporated.

†10.73**	First Amendment to the Bowater Incorporated 2004 Non-Employee Director Stock Unit Plan.

†10.74**	Second Amendment to the Bowater Incorporated Outside Directors’ Stock-Based Deferred Fee Plan.

†10.75**	First Amendment to the Abitibi-Consolidated Inc. Stock Plan for Non-Employee Directors.

†10.76**	Seventh Amendment to the Supplemental Benefit Plan for Designated Employees of Bowater Incorporated and Affiliated Companies.

Exhibit No.	Description
†10.77**	Fifth Amendment to the Bowater Incorporated Compensatory Benefits Plan.

10.78*	Omnibus Amendment No. 5 to Amended and Restated Receivables Purchase Agreement and Amendment No. 3 to Amended and Restated Purchase and Contribution Agreement and Waiver Agreement, dated as of April 16, 2009 to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer and to the Amended and Restated Purchase and Contribution Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., as purchaser, Abitibi Consolidated Sales Corporation, as a seller and Abitibi-Consolidated Inc., as a seller (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2009, SEC File No. 001-33776).

10.79*	Senior Secured Superpriority Debtor in Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Avenue Investments, as an initial lender, and Fairfax Financial Holdings Ltd., as an initial lender, initial administrative agent and initial collateral agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated April 29, 2009, SEC File No. 001-33776).

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

23.2**	Consent of Previous Independent Registered Public Accounting Firm.

24.1 – 24.12**	Powers of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

**	Filed with this Form 10-K.

†	This is a management contract or compensatory plan or arrangement.