Form 10-Q
period 2009-03-31
AbitibiBowater Inc.
filed 2009-05-15
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
Yes ☐ No ☑
As of April 30, 2009, there were 54,697,186 shares of AbitibiBowater common stock outstanding.

ABITIBIBOWATER INC.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
(Unaudited, in millions except per share amounts)

	Three months ended
	March 31,
	2009	2008

Sales	$1,113	$1,728
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	788	1,403
Depreciation, amortization and cost of timber harvested	166	191
Distribution costs	115	199
Selling and administrative expenses	90	97
Closure costs, impairment and other related charges	30	10
Net gain on disposition of assets	(52)	(23)

Operating loss	(24)	(149)
Interest expense	(192)	(129)
Other (expense) income, net	(1)	34

Loss before income taxes	(217)	(244)
Income tax benefit (provision)	7	(3)

Net loss including noncontrolling interests	(210)	(247)
Less: Net income attributable to noncontrolling interests	(8)	(1)

Net loss attributable to AbitibiBowater	$(218)	$(248)

Net loss per share attributable to AbitibiBowater common shareholders:
Basic and diluted	$(3.78)	$(4.32)

Weighted-average number of AbitibiBowater common shares outstanding:
Basic and diluted	57.7	57.5

See accompanying notes to unaudited consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED BALANCE SHEETS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
(Unaudited, in millions)

	March 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$181	$192
Accounts receivable, net	662	816
Inventories, net	692	713
Assets held for sale	576	953
Other current assets	84	93

Total current assets	2,195	2,767

Timber and timberlands	59	47
Fixed assets, net	4,415	4,460
Goodwill	53	53
Amortizable intangible assets, net	456	285
Other assets	495	460

Total assets	$7,673	$8,072

Liabilities and deficit
Current liabilities:
Accounts payable and accrued liabilities	$915	$1,021
Short-term bank debt	643	677
Current installments of long-term debt	698	278
Liabilities associated with assets held for sale	193	409

Total current liabilities	2,449	2,385

Long-term debt, net of current installments	4,809	5,015
Pension and other postretirement projected benefit obligations	788	823
Other long-term liabilities	141	147
Deferred income taxes	65	42
Commitments and contingencies
Deficit:
AbitibiBowater shareholders’ deficit:
Common stock, $1 par value. 54.4 and 53.2 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	54	53
Exchangeable shares, no par value. 3.3 and 4.4 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	186	242
Additional paid-in capital	2,508	2,451
Deficit	(3,056)	(2,838)
Accumulated other comprehensive loss	(407)	(384)

Total AbitibiBowater shareholders’ deficit	(715)	(476)
Noncontrolling interests	136	136

Total deficit	(579)	(340)

Total liabilities and deficit	$7,673	$8,072

See accompanying notes to unaudited consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
(Unaudited, in millions)
For the three months ended March 31, 2009

	AbitibiBowater Shareholders’ Deficit
					Accumulated
			Additional		Other	Non-
	Common	Exchangeable	Paid-In		Comprehensive	controlling
	Stock	Shares	Capital	Deficit	Loss	Interests	Total Deficit

Balance as of December 31, 2008	$53	$242	$2,451	$(2,838)	$(384)	$136	$(340)

Exchangeable shares retracted and common shares issued (1.1 shares)	1	(56)	55	—	—	—	—
Share-based compensation costs for equity-classified awards	—	—	2	—	—	—	2
Restricted stock units vested, net of shares forfeited for employee withholding taxes (0.1 shares)	—	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(7)	(7)
Net (loss) income	—	—	—	(218)	—	8	(210)
Other comprehensive loss, net of tax	—	—	—	—	(23)	(1)	(24)

Balance as of March 31, 2009	$54	$186	$2,508	$(3,056)	$(407)	$136	$(579)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2009	2008

Net loss including noncontrolling interests	$(210)	$(247)

Other comprehensive income (loss):
Change in unamortized prior service costs, net of tax of $0 and $1 in 2009 and 2008, respectively	(2)	1
Change in unamortized actuarial gains and losses, net of tax of $0 and $1 in 2009 and 2008, respectively	(1)	(2)
Foreign currency translation	(21)	(19)
Change in unrecognized gain on hedged transactions, net of tax of $1 in 2008	—	2

Other comprehensive loss, net of tax	(24)	(18)

Comprehensive loss including noncontrolling interests	(234)	(265)

Less: Comprehensive income attributable to noncontrolling interests:
Net income	(8)	(1)
Foreign currency translation	1	—

Comprehensive income attributable to noncontrolling interests	(7)	(1)

Comprehensive loss attributable to AbitibiBowater	$(241)	$(266)

See accompanying notes to unaudited consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss including noncontrolling interests	$(210)	$(247)
Adjustments to reconcile net loss including noncontrolling interests to net cash used in operating activities:
Share-based compensation	2	6
Depreciation, amortization and cost of timber harvested	166	191
Closure costs, impairment and other related charges	30	2
Deferred income taxes	23	(8)
Net pension contributions	(59)	(60)
Net gain on disposition of assets	(52)	(23)
Amortization of debt discount (premium), net	39	17
Gain on translation of foreign currency denominated debt	(4)	(14)
Changes in working capital:
Accounts receivable	154	(55)
Inventories	21	1
Income taxes receivable and payable	14	11
Accounts payable and accrued liabilities	(121)	6
Other, net	(16)	(24)

Net cash used in operating activities	(13)	(197)

Cash flows from investing activities:
Cash invested in fixed assets, timber and timberlands	(25)	(35)
Dispositions of assets, including timber and timberlands	68	29
Decrease in deposit requirements for letters of credit, net	3	—
Other investing activities, net	—	(1)

Net cash provided by (used in) investing activities	46	(7)

Cash flows from financing activities:
Cash dividends to noncontrolling interests	(7)	(2)
Short-term financing, net	(32)	306
Payments of long-term debt	(3)	(3)
Payments of bank credit facility fees	(2)	—

Net cash (used in) provided by financing activities	(44)	301

Net (decrease) increase in cash and cash equivalents	(11)	97
Cash and cash equivalents:
Beginning of period	192	195

End of period	$181	$292

See accompanying notes to unaudited consolidated financial statements.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
Note 1. Organization and Basis of Presentation
Nature of operations
AbitibiBowater Inc. (“AbitibiBowater,” also referred to as “we,” “our” or the “Company”) was incorporated in Delaware on January 25, 2007. We are a leading producer of newsprint and coated and specialty papers. In addition, we produce and sell market pulp and wood products. We operate pulp and paper manufacturing facilities in Canada, the United States, the United Kingdom and South Korea, as well as sawmills, remanufacturing facilities and engineered wood facilities in Canada and the United States. On October 29, 2007, Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”) combined in a merger of equals (the “Combination”) with each becoming a wholly-owned subsidiary of AbitibiBowater.
Financial statements
The consolidated balance sheets as of March 31, 2009 and December 31, 2008, the related statement of changes in deficit for the three months ended March 31, 2009 and the related statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2009 and 2008 are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes and critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009. Certain prior-year amounts in the unaudited consolidated financial statements and the related notes have been reclassified to conform to the 2009 presentation. The reclassifications had no effect on net loss. As discussed in more detail below, effective January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). This accounting pronouncement, which related to noncontrolling interests, required retrospective application.
Creditor Protection Proceedings
On April 16, 2009, AbitibiBowater and certain of its U.S. and Canadian subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”). In addition, on April 17, 2009, AbitibiBowater and certain of its Canadian subsidiaries sought creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (the “CCAA”) with the Superior Court of Quebec in Canada (the “Canadian Court”). On April 17, 2009, Abitibi and its wholly-owned subsidiary, Abitibi-Consolidated Company of Canada (“ACCC”), each filed a voluntary petition for provisional and final relief (the “Chapter 15 Cases”) in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. The Chapter 11 Cases, the Chapter 15 Cases and the CCAA Proceedings are collectively referred to as the “Creditor Protection Proceedings.” The U.S. Court and the Canadian Court are collectively referred to as the “Courts.” Our subsidiaries which own our Bridgewater, United Kingdom and Mokpo, South Korea operations were not included in the Creditor Protection Proceedings and will continue to operate outside of such proceedings. For additional information, see Note 2, “Creditor Protection Proceedings.”
Basis of presentation and going concern issues
Our unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the commencement of the Creditor Protection Proceedings, which are discussed further in Note 2, “Creditor Protection Proceedings,” and the factors contributing to our liquidity issues, which are discussed further in Note 10, “Liquidity, Debt and Interest Expense,” raise substantial doubt about our ability to continue as a going concern.

The Creditor Protection Proceedings and our debtor in possession financing arrangements, discussed in Note 2,

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
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
Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in our consolidated financial statements. The assets and liabilities in our unaudited interim consolidated financial statements do not reflect any adjustments related to the Creditor Protection Proceedings, which arose subsequent to March 31, 2009. In addition, our unaudited interim consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings, such as (i) the realizable value of our assets on a liquidation basis or their availability to satisfy liabilities, (ii) the amounts of pre-petition liabilities that may be allowed for claims or contingencies or the status and priority thereof, (iii) the effect of any changes in our shareholders’ deficit that may be made in our recapitalization or (iv) the effect on our Consolidated Statements of Operations regarding any changes made to our business resulting from our comprehensive restructuring plan.
Beginning in the second quarter of 2009, we will apply the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” in preparing the consolidated financial statements. SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Creditor Protection Proceedings will be recorded in reorganization items in the Consolidated Statements of Operations. In addition, pre-petition obligations that may be impaired by the reorganization process will be classified in the Consolidated Balance Sheets as liabilities subject to compromise. These liabilities will be reported at the amounts expected to be allowed by the U.S. Court and the Canadian Court, even if they may be settled for lesser amounts.
Transactions within the AbitibiBowater consolidated group of companies
Prior to April 1, 2008, Donohue Corp. (“Donohue”) was a wholly-owned subsidiary of ACCC. Donohue owns 52.5% of the Augusta Newsprint Company and operates the U.S. recycling operations and the Alabama River newsprint mill and, prior to its sale on April 10, 2008, the Snowflake paper mill. On April 1, 2008, ACCC transferred all of the outstanding common and preferred stock of Donohue to AbitibiBowater US Holding LLC (“Holding”), a direct subsidiary of AbitibiBowater, for a combination of cash and notes issued or assumed by Holding. As a result, Donohue is no longer a subsidiary of Abitibi, but remains an indirect, wholly-owned subsidiary of AbitibiBowater.
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
Recently adopted accounting pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160, which established new guidance governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. For us, SFAS 160 was effective beginning January 1, 2009. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, we retroactively reclassified the “Minority interests in subsidiaries” balance previously included as a separate liability caption in our Consolidated Balance Sheets to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used in our Consolidated Statements of Operations, largely identifying net loss including NCI and net loss attributable to AbitibiBowater. Additional disclosures required by this standard are also reflected in our Consolidated Statement of Changes in Deficit. The adoption of SFAS 160 did not have a material impact on our results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. As disclosed in the notes included in our consolidated financial statements for the year ended December 31, 2008, we adopted SFAS 157, as amended by associated FASB Staff Positions (“FSPs”), beginning January 1, 2008, on a prospective basis. One of these FSPs, FSP No. 157-2, deferred the effective date for one year relative to nonfinancial assets and liabilities that are not measured at fair value on a recurring basis, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. We adopted these remaining aspects of SFAS 157 prospectively beginning January 1, 2009 and the adoption did not have a material impact on our results of operations or financial position.
In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”), which changed the accounting for business acquisitions. SFAS 141R, as amended by FSP No. FAS 141-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” issued in April 2009, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. For us, SFAS 141R, as amended, was effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. This standard had no immediate impact upon adoption by us, and will be applied to business combinations completed post-2008 and to applicable adjustments to acquired entity deferred tax items occurring after December 31, 2008.
On January 1, 2009, we adopted Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities, requiring us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. The adoption of this accounting guidance did not have an impact on our results of operations or financial position.
On January 1, 2009, we adopted Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This new guidance also provides additional disclosure requirements related to recognized intangible assets. The adoption of this accounting guidance did not impact our results of operations or financial position.

On January 1, 2009, we adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of this accounting guidance did not impact our results of operations or financial position.
On January 1, 2009, we adopted EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”). This Issue addresses the accounting for nonrefundable maintenance deposits paid by the lessee to the lessor. The adoption of this accounting guidance did not impact our results of operations or financial position.
On January 1, 2009, we adopted EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). This Issue clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of this accounting guidance did not impact our results of operations or financial position.
On January 1, 2009, we adopted Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”). This Staff Position amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve consistency with the other-than-temporary impairment assessment and related disclosure requirements used in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The adoption of this accounting guidance did not impact our results of operations or financial position.
New accounting pronouncements
In April 2008, the FASB issued FASB Staff Position No. SOP 90-7-1, “An Amendment of AICPA Statement of Position 90-7” (“FSP SOP 90-7-1”). FSP SOP 90-7-1 nullifies certain requirements regarding changes in accounting principles that will be applicable to the financial statements of an entity emerging from bankruptcy. Any changes in accounting principles required within the twelve months following the implementation of fresh start accounting by such an entity are no longer required to be adopted at the time fresh start accounting is implemented. Entities emerging from bankruptcy that implement fresh start accounting should only follow accounting standards in effect at the date fresh start accounting is implemented, including any standards eligible for early adoption. We will assess the impact of the application of this standard when and if fresh start accounting is required upon resolution of our Creditor Protection Proceedings.
In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP 132R-1”). This Staff Position provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and makes employers provide more transparency about the assets held by retirement plans and the concentrations of risk in those plans. FSP 132R-1 becomes effective for us on January 1, 2010. As this standard relates to disclosures only, we do not expect the adoption of this accounting guidance to impact our results of operations or financial position.
In April 2009, the FASB approved FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”), which increases the frequency of fair value disclosures to a quarterly instead of an annual basis. FSP No. 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the requirements of these additional disclosures.
In April 2009, the FASB approved FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. We are currently in the process of evaluating the impact, if any, that the adoption of FSP No. 157-4 will have on our results of operations or financial position.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
Note 2. Creditor Protection Proceedings
Overview
As discussed in Note 1, “Organization and Basis of Presentation — Creditor Protection Proceedings,” AbitibiBowater and certain of its subsidiaries commenced Creditor Protection Proceedings on April 16 and 17, 2009. We initiated the Creditor Protection Proceedings in order to enable us to pursue reorganization efforts under the protection of Chapter 11 and the CCAA. The Creditor Protection Proceedings will allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan. We remain in possession of our assets and properties and will continue to operate our business and manage our properties as “debtors in possession” under the jurisdiction of the U.S. Court and the Canadian Court and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, we and our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the relevant court(s).
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the commencement of the Creditor Protection Proceedings.
Debtor in possession financing arrangements
DIP Credit Agreement
In the Creditor Protection Proceedings, we have sought and obtained interim approval by the Courts to enter into a debtor in possession financial facility for the benefit of AbitibiBowater and certain of our Bowater subsidiaries. On April 21, 2009, we entered into a Senior Secured Superpriority Debtor In Possession Credit Agreement (the “DIP Credit Agreement”) among AbitibiBowater, Bowater and Bowater Canadian Forest Products Inc., a subsidiary of Bowater (“BCFPI”), as borrowers, Fairfax Financial Holdings Limited (“Fairfax”), as administrative agent, collateral agent and an initial lender, and Avenue Investments, L.P., as an initial lender. On May 8, 2009, Law Debenture Trust Company of New York replaced Fairfax as the administrative agent and collateral agent under the DIP Credit Agreement.
The DIP Credit Agreement provides for term loans in an aggregate principal amount of $206 million (the “Initial Advance”), consisting of a $166 million term loan facility to AbitibiBowater and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. Following the payment of fees associated payable to the lenders in connection with the DIP Credit Agreement, the U.S. Borrowers and BCFPI received aggregate loan proceeds of $195.7 million. The DIP Credit Agreement also permits the U.S. Borrowers to request, subject to the approval of the requisite lenders under the DIP Credit Agreement, an incremental term loan facility (the “Incremental Facility”) and an asset based-revolving credit facility (the “ABL Facility”) provided that the aggregate principal amount of the Initial Advance and the Incremental Facility may not exceed $360 million and the aggregate principal amount of the Initial Advance, Incremental Facility and the ABL Facility may not exceed $600 million. The outstanding principal amount of loans under the DIP Credit Agreement, plus accrued and unpaid interest, will be due and payable on April 21, 2010 (the “Maturity Date”), but is subject to an earlier maturity date under certain circumstances. The Maturity Date may be extended for two additional periods of three months each, subject to the satisfaction of certain conditions. Borrowings under the DIP Credit Agreement will bear interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or LIBOR, in each case plus a specified margin. The interest margin for base rate loans is 6.5%, with a base rate floor of 2.5%. The interest margin for LIBOR loans is 7.5%, with a LIBOR floor of 3.5%. Such interest rates will each increase by 1.00% if the Maturity Date is extended beyond April 21, 2010. The obligations of the U.S. Borrowers under the DIP Credit Agreement are guaranteed by AbitibiBowater, Bowater, Newsprint South and each of the U.S. subsidiaries of Bowater and Newsprint South that are debtors in the Chapter 11 Cases (collectively, the “U.S. Guarantors”) and secured by all or substantially all of the assets of each of the U.S. Borrowers and the U.S. Guarantors. The obligations of BCFPI under the DIP Credit Agreement are guaranteed by the U.S. Borrowers and the U.S. Guarantors and each of Bowater’s Canadian subsidiaries (other than BCFPI) that are debtors in the CCAA Proceedings, other than BCFPI, (collectively, the “Canadian Guarantors”) and secured by all or substantially all of the assets of BCFPI and the Canadian Guarantors.
The DIP Credit Agreement contains usual and customary covenants for debtor in possession financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the incurrence and repayment of indebtedness; (iii) restrictions on the incurrence of liens; (iv) restrictions on making certain payments; (v) restrictions on investments; (vi) restrictions on asset dispositions and (vii) restrictions on modifications to material indebtedness. Additionally, the DIP Credit Agreement contains certain financial covenants, including, among other things: (i) a minimum consolidated EBITDA; (ii) a minimum fixed charge coverage ratio and (iii) a maximum amount of capital expenditures.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
In accordance with its stated purpose, the proceeds of the DIP Credit Agreement will be used by us, among other things, for working capital, general corporate purposes, to pay adequate protection to holders of secured debt under Bowater’s and BCFPI’s pre-petition bank credit facilities, to pay the costs associated with administration of the Creditor Protection Proceedings and to pay transaction costs, fees and expenses in connection with the DIP Credit Agreement.
The DIP Credit Agreement has been approved by the Courts on an interim basis and is subject to the final approval by such courts.
Abitibi DIP Agreement
In the Creditor Protection Proceedings, we have sought and obtained approval by the Canadian Court to enter into a debtor in possession financial facility for the benefit of Abitibi and Donohue. On May 6, 2009, we entered into a letter loan agreement (the “Abitibi DIP Agreement”), among Abitibi and Donohue, as borrowers (the “Borrowers”) and the Bank of Montreal, as lender, which was acknowledged by Investissement Quebec, as sponsor (the “Sponsor”). The Abitibi DIP Agreement has been approved by the Canadian Court. Although Donohue is a signatory thereto, the Abitibi DIP Agreement will not be enforceable against Donohue until such time as the U.S. Court has granted an order authorizing and approving the DIP Facility (as defined below) and the charge in connection therewith with respect to Donohue (the “U.S. DIP Order”). Donohue has no obligation to seek a U.S. DIP Order and its failure to obtain such U.S. DIP Order will not affect the rights of Abitibi under the Abitibi DIP Agreement.
The Abitibi DIP Agreement provides for borrowings in an aggregate principal amount of up to $100 million for Abitibi and Donohue (the “DIP Facility”), provided that Donohue will not borrow more than $10 million and that a minimum availability of $12.5 million shall be maintained at all times. The DIP Facility will be made available by way of loans advanced in multiple disbursements pursuant to borrowing requests. Such loans will bear interest at either LIBOR plus 1.75% (with a LIBOR floor of 3.0%) or the U.S. base rate plus 0.75%. The outstanding principal amount of loans under the DIP Facility, plus accrued and unpaid interest are to be repaid in full at the earliest of: (i) April 30, 2010; (ii) the effective date of a plan of reorganization under the CCAA or Chapter 11; (iii) the acceleration of the Abitibi DIP Agreement or the occurrence of a specified event of default and (iv) the unenforceability of the backstop guarantee of the Sponsor. Notwithstanding the foregoing, the Borrowers will be required to repay the DIP Facility no later than November 1, 2009, as not doing so will result in the occurrence of a specified event of default.
The obligations of Abitibi under the Abitibi DIP Agreement are guaranteed by certain of Abitibi’s subsidiaries (collectively, the “Subsidiary Guarantors”) and secured by super priority liens (the “DIP Liens”) on all present and after-acquired property of Abitibi and the Subsidiary Guarantors provided that the DIP Liens are subordinated to: (i) an administrative charge not exceeding $6 million of professional fees and disbursements in connection with the CCAA Proceedings; (ii) a directors’ charge not exceeding $22.5 million and (iii) the interests of Citibank, N.A., Abitibi Consolidated Sales Corporation and the other parties to the accounts receivable securitization program. Furthermore, the repayment obligation of the Borrowers under the DIP Facility is guaranteed by the Sponsor.
The Abitibi DIP Agreement contains usual and customary covenants for debtor in possession financings of this type, including, among other things, the obligation for Abitibi to provide a rolling 13-week cash flow forecast of receipts and disbursements and weekly cash flow results.
In accordance with its stated purpose, the proceeds of the loans under the Abitibi DIP Agreement will be used by us for working capital and other general corporate purposes, including costs of the Creditor Protection Proceedings and fees and expenses associated with the DIP Facility.
Accounts receivable securitization program
In connection with the Creditor Protection Proceedings, on April 16, 2009, Abitibi and certain subsidiaries of Donohue, entered into an amendment to their existing accounts receivable securitization program, which, among other things, maintained the maximum commitment of $210 million and provided for the continuation of the program for 45 days, subject to certain termination provisions. On May 12, 2009, a waiver was obtained relating to certain reporting requirements, including the delivery of daily expense reports and weekly descriptions of daily operating expenses. On May 13, 2009, a waiver letter was obtained extending the latest date for the U.S. Court to enter into a final order relating to the accounts receivable securitization program from May 17, 2009 to May 27, 2009, or such later date as agreed to in writing by the securitization provider. For additional information, reference is made to Note 10, “Liquidity, Debt and Interest Expense.”

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
Reorganization process
The Courts have issued a variety of orders on either a final or interim basis intended to support our business continuity throughout the restructuring process. These orders include, among other things, authorization to: (i) make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course; (ii) ensure the continuation of existing cash management systems; (iii) honor certain ongoing customer obligations; (iv) enter into the DIP Credit Agreement and the Abitibi DIP agreement and (v) enter into an amendment to the accounts receivable securitization program on April 16, 2009. We have retained legal and financial professionals to advise us on the Creditor Protection Proceedings. From time to time, we may seek court approval for the retention of additional professionals.
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
Under Section 365 and other relevant sections of Chapter 11, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Any description of an executory contract or unexpired lease in these Notes to our Unaudited Consolidated Financial Statements, including, where applicable, our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of Chapter 11.
Pursuant to the initial order issued by the Canadian Court on April 17, 2009 (the “Initial Order”), we have the right to, among other things, repudiate agreements, contracts or arrangements of any nature whatsoever, whether oral or written, subject to the approval of the Monitor or further order of the Canadian Court. Any description of an agreement, contract or arrangement in these Notes to our Unaudited Consolidated Financial Statements must be read in conjunction with, and is qualified, by overriding rights, including the above-mentioned repudiation rights, we have under the CCAA.
In order to successfully exit Chapter 11 and the CCAA, we will need to propose and obtain approval by affected creditors and confirmation by the Courts of a plan of reorganization that satisfies the requirements of Chapter 11 and the CCAA. A plan of reorganization would resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to our exit from Chapter 11 and the CCAA.
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
In Canada, the Initial Order provides for a general stay of proceedings for an initial period of 30 days. On May 14, 2009, we filed a motion to request an extension of this stay of proceedings and obtained an extension until September 4, 2009. We will likely file more motions to request further extensions of this stay of proceedings, which are routinely granted for up to 18 months in cases of this size and complexity. The Initial Order provides that a plan of reorganization under the CCAA shall be filed with the Canadian Court before the termination of the stay of proceedings or such other time or times as

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
may be allowed by the Canadian Court. Third parties could seek permission to file a plan of reorganization; however, management believes that this is a rare occurrence in Canada. In addition to being voted on by the required majority of holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the CCAA and must be approved or confirmed by the Canadian Court in order to become effective.
The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Creditor Protection Proceedings. There can be no assurance at this time that a plan of reorganization will be supported and approved by affected creditors and confirmed by the Courts or that any such plan will be implemented successfully.
Under the priority scheme established by Chapter 11 and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given at this time as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. A plan of reorganization could also result in holders of our common stock being materially diluted.
Listing and trading of our common stock and the exchangeable shares of AbitibiBowater Canada Inc.
On April 16, 2009, we received notice from the New York Stock Exchange (“NYSE”) that it had determined to immediately suspend the trading of our common stock on the NYSE. The NYSE stated that its decision was based on the commencement of the Chapter 11 Cases. Accordingly, the last day that our common stock traded on the NYSE was April 15, 2009. We did not appeal the NYSE’s decision. The NYSE has completed its application to the SEC, and accordingly, our common stock will be delisted effective at the opening of business on May 21, 2009. Our common stock is currently traded in the over-the-counter market and is quoted on the Pink Sheets Quotation Service (“Pink Sheets”) and on the OTC Bulletin Board under the symbol “ABWTQ.”
In addition, on April 16, 2009, we received notice from the Toronto Stock Exchange (“TSX”) that trading of our common stock and the exchangeable shares of AbitibiBowater Canada Inc. had been suspended and would be delisted effective at the close of market on May 15, 2009. We do not intend to take any further actions to appeal the TSX’s decision or prevent the delisting of our common stock and the exchangeable shares of AbitibiBowater Canada Inc.
Note 3. Closure Costs, Impairment and Other Related Charges
During the three months ended March 31, 2009, we recorded a $30 million long-lived asset impairment charge related to assets held for sale for our interest in Manicouagan Power Company. This estimated long-lived asset impairment charge was calculated based on the assumption that this transaction will be structured as a stock sale, which is the transaction structure that was approved by our Board of Directors and is currently being negotiated with the buyer. However, there is a possibility that the transaction could subsequently be structured as an asset sale and, unless other terms of the transaction are also revised, an additional long-lived asset impairment charge could be recorded, and that additional impairment charge could be significant. See Note 8, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets,” for additional information.
During the three months ended March 31, 2008, we recorded $10 million in charges for noncancelable contracts at our Dalhousie operations, which, in the fourth quarter of 2007, we announced would be permanently closed.
In the fourth quarter of 2008, we recorded a non-cash goodwill impairment charge of $610 million for our newsprint reporting unit and $200 million for our specialty papers reporting units, representing the full amount of goodwill associated with each of those reporting units. These non-cash goodwill impairment charges are estimates based on our step one analysis and are subject to finalization of the second step of the impairment analysis, which, due to the timing and complexity of the calculations required, has not yet been completed. Any adjustments arising from the completion of the step two analysis will be recorded at that time as a change in estimate.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
Note 4. Severance Related Liabilities
The activity in our severance related liabilities for the three months ended March 31, 2009 was as follows:

(Unaudited, in millions)	2009 Initiatives	2008 Initiatives	2007 Initiatives	Total

Balance at December 31, 2008	$—	$34	$21	$55
Charges (credits)	6	(4)	(2)	—
Payments	—	(5)	(4)	(9)

Balance at March 31, 2009	$6	$25	$15	$46

During the first quarter of 2009, we recorded employee termination costs primarily due to the indefinite idling, until further notice, of our Alabama River, Alabama newsprint mill since it became probable the mill would remain idled for a period greater than six months, the period at which employees are entitled to severance benefits. Prior to the commencement of the Creditor Protection Proceedings, the remaining severance accrual was expected to be paid out in 2009. Such severance payments may only be made pursuant to a court order or an approved plan of reorganization. Further, we reduced the severance liability related to our Grand Falls, Newfoundland and Labrador paper mill recorded as of December 31, 2008 as a result of additional information regarding the expropriation and the extent to which employees will be severed.
In 2008, we recorded employee termination costs primarily related to the decision to close our Grand Falls, Newfoundland and Labrador paper mill, together with downsizings at several of our other mills, as well as the departure of certain corporate executives. Prior to the commencement of the Creditor Protection Proceedings, the remaining severance accrual was expected to be paid out in 2009 and 2010. Such severance payments may only be made pursuant to a court order or an approved plan of reorganization.
In 2007, we recorded employee termination costs primarily associated with the mill-wide restructurings at several of our mills, the allocation of the purchase price of Abitibi to severance liabilities assumed in the Combination, lump-sum payouts of pension assets to certain employees and certain changes to our U.S. postretirement benefit plans. Prior to the commencement of the Creditor Protection Proceedings, the remaining severance accrual was expected to be paid out in 2009. Such severance payments may only be made pursuant to a court order or an approved plan of reorganization.
We do not allocate employee termination and severance costs to our segments; thus, these costs are included in “Corporate and Other” in Note 15, “Segment Information.” Termination costs are classified as “Cost of sales, excluding depreciation, amortization and cost of timber harvested” (manufacturing personnel), “Selling and administrative expenses” (administrative personnel) or “Closure costs, impairment and other related charges” (mill closures) in our Consolidated Statements of Operations. The severance accruals are included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets.
Note 5. Other (Expense) Income, Net
Other (expense) income, net for the three months ended March 31, 2009 and 2008 was comprised of the following:

(Unaudited, in millions)	2009	2008

Foreign exchange gain	$6	$41
Fees for waiver and amendment to accounts receivable securitization program	(11)	—
Loss from equity method investments	—	(1)
Interest income	—	3
Loss from sale of accounts receivable	(3)	(5)
Miscellaneous income (loss)	7	(4)

	$(1)	$34

Note 6. Loss Per Share
No adjustments to net loss were necessary to compute net loss per basic and diluted share for all periods presented. Additionally, no adjustments to our basic weighted-average number of common shares outstanding were necessary to compute our diluted weighted-average number of common shares outstanding for all periods presented. Options to purchase 3.6 million and 3.8 million shares for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 0.2 million restricted stock units for both the three months ended March 31, 2009 and 2008 were excluded from the calculation of diluted loss per share for the same reason. In addition, no adjustments to net loss and the diluted weighted-average number of common shares outstanding were necessary for the three months ended March 31, 2009, after giving effect to the assumed conversion of the convertible notes representing 36.9 million additional common shares.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
Note 7. Inventories, Net
Inventories, net as of March 31, 2009 and December 31, 2008 were comprised of the following:

	March 31,	December 31,
(Unaudited, in millions)	2009	2008

At lower of cost or market:
Raw materials and work in process	$114	$129
Finished goods	280	275
Mill stores and other supplies	316	327

	710	731
Excess of current cost over LIFO inventory value	(18)	(18)

	$692	$713

Note 8. Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets
Assets held for sale as of March 31, 2009 and December 31, 2008 were comprised of the following:

	March 31,	December 31,
(Unaudited, in millions)	2009	2008

Accounts receivable, net	$1	$2
Inventories, net	3	3
Other current assets	—	7
Timber and timberlands	8	15
Fixed assets, net	292	419
Amortizable intangible assets, net	272	492
Other assets	—	15

	$576	$953

Liabilities associated with assets held for sale as of March 31, 2009 and December 31, 2008 were comprised of the following:

	March 31,	December 31,
(Unaudited, in millions)	2009	2008

Accounts payable and accrued liabilities	$15	$19
Long-term debt	—	205
Other long-term liabilities	178	185

	$193	$409

As of December 31, 2008, we held for sale the assets from the following mills (all of which were previously permanently closed): our Fort William, Ontario; Lufkin, Texas; West Tacoma, Washington; and Dalhousie, New Brunswick paper mills and our La Tuque, Quebec sawmill. In addition, we also held our investments in ACH Limited Partnership and Manicouagan Power Company and some of our timberlands in the United States and Canada for sale.
As of March 31, 2009, we held for sale the assets from the following mills (all of which were previously permanently closed): our Fort William, Ontario; Lufkin, Texas; West Tacoma, Washington; and Dalhousie, New Brunswick paper mills and our La Tuque, Quebec sawmill. In addition, we also held our investment in Manicouagan Power Company and some of our timberlands in the United States and Canada for sale. The assets and liabilities held for sale are carried on our Consolidated Balance Sheets at the lower of carrying value or fair value less costs to sell. As of March 31, 2009, we expected to complete a sale of all of these assets within the next twelve months for an amount that exceeds their individual carrying values.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
We cease recording depreciation and amortization when assets are classified as held for sale. As of December 31, 2008, our investment in ACH Limited Partnership was classified as an asset held for sale and such classification has been maintained in the comparative balance sheet. As of March 31, 2009, it was no longer probable that we would finalize the sale of this investment within the next twelve months and, accordingly, we have excluded our investment in ACH Limited Partnership from our assets held for sale as of March 31, 2009. Since we have control over ACH Limited Partnership, our unaudited consolidated financial statements include this entity on a fully consolidated basis. During the first quarter of 2009, we recorded “catch-up” depreciation and amortization expense related to the fixed assets and amortizable intangible assets of ACH Limited Partnership of $2 million, representing depreciation and amortization expense for the period while our investment in ACH Limited Partnership was considered an asset held for sale.
On March 13, 2009, we announced that we signed a non-binding agreement in principle for the sale of our interests in Manicouagan Power Company for a total purchase price of approximately Cdn$615 million ($488 million), payable 90% upon the closing of the transaction and 10% on the second anniversary of the closing, subject to adjustment for contingencies. The non-binding agreement is subject to certain terms and conditions including, but not limited to, satisfactory due diligence, obtaining required consents and approvals and negotiation and execution of definitive agreements (including a long-term power supply agreement for our Baie-Comeau, Quebec paper mill).
For the duration of the Creditor Protection Proceedings, any divestiture must be approved by the applicable court.
During the three months ended March 31, 2009, we sold 191,463 acres of timberlands and other assets, including the water system associated with our Lufkin Texas mill, for proceeds of approximately $68 million, resulting in a net gain on disposition of assets of $52 million. The remainder of the Lufkin mill assets, including real estate, buildings and equipment, continues to be held for sale.
During the three months ended March 31, 2008, we sold 14,916 acres of timberlands and other assets, including our Price sawmill, for proceeds of approximately $29 million, resulting in a net gain on disposition of assets of $23 million.
Note 9. Pension and Other Postretirement Benefit Plans
The components of net periodic benefit (credit) cost relating to our pension and other postretirement benefits plans (“OPEB plans”) for the three months ended March 31, 2009 and 2008 were as follows:

	Pension Plans		OPEB Plans
(Unaudited, in millions)	2009	2008	2009	2008

Components of net periodic benefit (credit) cost:
Service cost	$10	$19	$1	$1
Interest cost	82	89	6	6
Expected return on plan assets	(88)	(102)	—	—
Amortization of prior service cost	1	1	(3)	(3)
Recognized net actuarial (gain) loss	(2)	2	1	1
Curtailments and settlements	(10)	—	(1)	—

Net periodic benefit (credit) cost	$(7)	$9	$4	$5

Events impacting net periodic benefit cost for the three months ended March 31, 2009
In February 2009, upon the permanent closure of our Grand Falls, Newfoundland and Labrador paper mill, approximately 473 positions were eliminated. As a result, a curtailment gain of $10 million was included in the net periodic benefit cost of our pension plans and a curtailment gain of $1 million was included in the net periodic benefit cost of our OPEB plans.
Note 10. Liquidity, Debt and Interest Expense
After the commencement of our Creditor Protection Proceedings, in addition to cash-on-hand and cash provided by operations, our external sources of liquidity are comprised of: (i) the DIP Credit Agreement; (ii) the Abitibi DIP

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
Agreement and (iii) the accounts receivable securitization program. Reference is made to Note 2, “Creditor Protection Proceedings,” for a discussion of these agreements. The information in this footnote relates to our liquidity and debt obligations prior to the commencement of the Creditor Protection Proceedings.
Abitibi historical liquidity
Abitibi’s primary sources of liquidity and capital resources have been cash-on-hand, cash provided by operations and availability under the accounts receivable securitization program. In addition, cash generated by our Donohue subsidiary has been used, in part, to service the debt obligations of Abitibi. As of March 31, 2009, Abitibi and Donohue had cash-on-hand of approximately $114 million and $28 million, respectively. As of March 31, 2009, Abitibi and Donohue had $172 million outstanding under their accounts receivable securitization program.
On February 9, 2009, in order to enhance near-term liquidity, Abitibi entered into agreements with two affiliates of Fairfax (collectively, the “Purchasers”), pursuant to which the Purchasers agreed to backstop a portion of the proceeds to be received from an anticipated sale of timberlands property by Abitibi to a third party. Under the terms of the backstop agreements, the Purchasers agreed to: (i) purchase the timberlands property from Abitibi for a total price of $55 million in the event that the proposed sale to the third party was not consummated and (ii) advance $25 million of the purchase price on February 9, 2009 and an additional $25 million on February 18, 2009 upon Abitibi’s request (provided such amounts be reimbursed upon consummation of the timberlands sale with the third party). The timberlands sale was consummated with the third party on February 20, 2009, and the Purchasers were reimbursed the entirety of the amounts advanced to Abitibi under the agreements and paid a termination fee of $2 million.
The transfer of Donohue out of the Abitibi consolidated group in 2008 has impacted and will continue to impact Abitibi’s results of operations going forward, decreasing its revenues and costs. However, Donohue’s cash flows have supported Abitibi’s debt obligations, since Abitibi receives interest from AbitibiBowater on the note issued as consideration for the transfer of Donohue.
During the first quarter of 2009, Abitibi experienced a severe liquidity crisis due to, among other things, substantial negative operating cash flows, a significant interest payment, lower advances from its accounts receivable securitization program due to lower sales activity as a result of current conditions in the industry and the global economy, a significant reduction in the maximum commitment under the securitization program, as discussed below, and an aggregate of $10.5 million in fees paid in February and March 2009 in connection with a waiver and amendment to the securitization program. We recorded these fees in “Other (expense) income, net,” in our Consolidated Statements of Operations.
On March 13, 2009, we launched a proposal in the Canadian court to recapitalize Abitibi’s debt obligations. The commencement of Abitibi’s debt recapitalization constituted an event of default under Abitibi’s 364-day term loan due March 30, 2009, and that debt obligation became automatically and immediately due and payable, although any actions to enforce such payment obligation were stayed through May 5, 2009, as a result of the commencement of Abitibi’s debt recapitalization. The default of Abitibi’s term loan triggered cross defaults under substantially all of Abitibi’s other debt obligations. Subsequently, as discussed in Note 2, “Creditor Protection Proceedings,” AbitibiBowater and certain of its U.S. and Canadian subsidiaries commenced Creditor Protection Proceedings on April 16 and 17, 2009. Any actions to enforce any payment obligations were immediately stayed by the Creditor Protection Proceedings. As of March 31, 2009, Abitibi’s unsecured debt obligations have been classified as long-term liabilities and Abitibi’s secured debt obligations have been classified as current liabilities.
Beginning in the second quarter of 2009, we will apply the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” in preparing our consolidated financial statements. SOP 90-7 requires, among other things, that pre-petition obligations that may be impaired by the reorganization process be classified in the consolidated balance sheets as liabilities subject to compromise. These liabilities will be reported at the amounts expected to be allowed by the Courts, even if they may be settled for lesser amounts.
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

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
As of March 31, 2009, amounts outstanding under the participants’ accounts receivable securitization program were as follows:

				Weighted
				Average
		Amount	Termination	Interest
(Unaudited, in millions)	Commitment	Outstanding	Date	Rate

Off-Balance Sheet:
Accounts receivable securitization program	$210	$172	(1)	6.94%

(1)	As discussed below, on April 16, 2009, the program was amended to, among other things, provide for the continuation of the program for 45 days following April 16, 2009, subject to certain termination provisions.
As of March 31, 2009, the participants transferred $392 million of trade receivables resulting in cash proceeds of $172 million, which represented the total available at that time, based on the current level and eligibility of trade receivables. Accounts receivable are sold at discounted amounts based on the securitization provider’s funding cost plus a margin. The participants act as servicing agents and administer the collection of the accounts receivable sold pursuant to these agreements. The fees received for servicing the accounts receivable approximate the value of services rendered. The amount that can be obtained under the securitization program depends on the amount and nature of the accounts receivable available to be sold. The commitment fee for the unused portion is 50 basis points.
On February 26, 2009, the participants and the other parties to the program entered into a waiver and amendment to the program (the “February 2009 Waiver and Amendment”), following the prior notification by Abitibi that the average delinquency ratio for the months of November 2008 through January 2009 exceeded the maximum percentage permitted, which constituted an event of termination under the terms of the program. Pursuant to the February 2009 Waiver and Amendment, the parties agreed to waive temporarily the event of termination under the program and to reduce the maximum commitment under the program from $350 million to $210 million. As consideration for entering into the February 2009 Waiver and Amendment, the participants were required to pay a fee equal to 5% of $210 million, or $10.5 million, which was paid in February and March 2009.
On March 17, 2009, Abitibi submitted its February 2009 accounts receivable securitization compliance report indicating that the average level of delinquent receivables for the preceding three calendar months had exceeded the maximum delinquency percentage ratio, which constituted an event of default under the terms of the program. On March 22, 2009, the securitization provider issued to Abitibi a reservation of rights letter indicating that the event of termination was reserved and preserved in full and that a waiver of the event of termination had not been provided.
On April 1, 2009, the participants and the other parties to the program entered into a waiver and amendment to the program effective April 2, 2009 (the “April 2009 Waiver and Amendment”), following the prior notification by Abitibi that: (i) the average delinquency ratio for the months of November 2008 through February 2009 exceeded the maximum percentage permitted, which constituted an event of termination under the terms of the program, (ii) the financial statements of us, Abitibi and Abitibi-Consolidated U.S. Funding Corp. (“ACUSF”), an affiliate of Abitibi, required to be delivered to the agent under the program had not been or would not be timely delivered and (iii) Abitibi had not paid all sales taxes owing in connection with certain receivables as required by the program on March 31, 2009, each of which constituted an event of termination under the terms of the program. The agent was also notified that in connection with Abitibi’s debt recapitalization plan, an interim court order obtained in a Canadian court provided a stay of proceedings of certain payment obligations of Abitibi and certain of its affiliates, which also constituted an event of termination under the terms of the program.
Pursuant to the April 2009 Waiver and Amendment, the parties agreed to waive the events of termination under the program and acknowledged that Abitibi’s filing of a debt recapitalization plan with a Canadian court and the entry of an interim court order therewith did not constitute events of termination. The April 2009 Waiver and Amendment also amended the program to, among other things: (i) extend the termination date of the facility to September 1, 2009, (ii) lower the cross default threshold from Cdn$65 million such that failure to pay when due any principal of or premium or interest on any debt with greater than $25 million principal amount outstanding will now trigger a cross default under the program, (iii) amend an event of termination condition to now be triggered when the delinquency ratio for each calendar month and the two immediately preceding calendar months exceeds (w) 8.00% for March 2009 and April 2009, (x) 7.25% for May 2009, (y) 6.50% for June 2009 and July 2009 and (z) 4.00% for each calendar month thereafter and (iv) add a new event of termination that is triggered when the ratio, which shall be computed as of each reporting date by dividing (x) the outstanding capital of receivable interests by (y) the aggregate outstanding balance of all pool receivables, exceeds 45%. The maximum commitment available under the program remained at $210 million.
Under the terms of the April 2009 Waiver and Amendment, the following would result in an immediate event of termination: (i) failure to deliver our financial statements by April 30, 2009, (ii) failure to deliver the financial statements of ACUSF by April 3, 2009, (iii) termination, amendment or unenforceability of the stay of proceedings set

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
forth in the Canadian court interim order such that a creditor of debt would be entitled to enforce its rights with respect to such debt or (iv) failure to pay sales taxes owing in connection with certain receivables as required by the program by April 2, 2009. We delivered the financial statements of ACUSF on April 3, 2009, paid the sales taxes owing in connection with certain receivables on April 2, 2009 and delivered our financial statements on April 30, 2009.
As consideration for entering into the April 2009 Waiver and Amendment, we were required to pay a fee equal to 6% of $210 million, (the “Structuring Fee”), of which $3.15 million was paid on April 2, 2009, with the remainder due at various dates through June 30, 2009. The remaining $9.45 million of the Structuring Fee was, however, to be immediately due and payable if an event of termination occurred after April 1, 2009.
On April 16, 2009, in anticipation of the commencement of the Creditor Protection Proceedings, the participants and the other parties to the program entered into a further waiver and amendment to the program, which, among other things: (i) maintained the maximum commitment of $210 million, (ii) provided for the continuation of the program for 45 days following April 16, 2009, subject to certain termination provisions, (iii) imposed additional reporting requirements and (iv) waived all defaults associated with filings relating to the Creditor Protection Proceedings, the taking of all corporate action authorizing same and the failure to pay debts that were stayed by the Creditor Protection Proceedings. As a result of the commencement of the Creditor Protection Proceedings, we paid the securitization provider the remaining $9.45 million of the Structuring Fee.
Effective May 12, 2009, Abitibi and certain subsidiaries of Donohue obtained a waiver under the accounts receivable securitization program relating to certain reporting requirements, including the delivery of daily expense reports and weekly descriptions of daily operating expenses. The waiver, and the obligation of the securitization provider to make purchases of additional receivable interests under the accounts receivable securitization program, are subject to: (i) a ratio (expressed as a percentage) on any business day of the outstanding capital over the outstanding balance of all pool receivables not exceeding 40% and (ii) a ratio (expressed as a percentage) on any business day of the outstanding capital over the net receivables pool balance not exceeding 78%. On May 13, 2009, an additional waiver letter was obtained extending the latest date for the U.S. Court to enter into a final order relating to the accounts receivable securitization program from May 17, 2009 to May 27, 2009, or such later date as agreed to in writing by the securitization provider.
Bowater historical liquidity
Bowater’s primary sources of liquidity and capital resources have been cash-on-hand, cash provided by operations and available borrowings under its bank credit facilities. In addition, cash generated by our Newsprint South subsidiary is used, in part, to service the debt obligations of Bowater. As of March 31, 2009, Bowater had cash-on-hand of approximately $39 million. In addition, as of March 31, 2009, Bowater had $20 million of available borrowings under its bank credit facilities.
During the first quarter of 2009, Bowater experienced continued negative operating cash flows due to lower sales activity as a result of current conditions in the industry and the global economy. As a result, Bowater experienced a severe liquidity crisis and faced large impending debt maturities and repayment obligations. As a result of an approximate $65 million decrease in availability under Bowater’s U.S. bank credit facility resulting from a reduction in the borrowing base calculation (due principally to significant scheduled commitment reductions implemented as part of a November 2008 amendment to the bank credit facility, as well as declines in accounts receivable and inventory during December 2008), Bowater was in an “overadvanced” position by approximately $51 million in early February 2009. On February 5, 2009, Bowater repaid the overadvance, leaving $10 million unused under its bank credit facilities and minimum levels of cash-on-hand. To augment Bowater’s liquidity in light of the reduction in availability under the bank credit facilities, BCFPI received an advance in the amount of $12 million from Fairfax. As further discussed below, Bowater and other parties to its U.S. and Canadian bank credit facilities subsequently entered into amendments to these facilities.
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

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
Bowater bank credit facilities
As of March 31, 2009, available borrowings under Bowater’s bank credit facilities were as follows:

					Weighted
		Amount	Commitment	Termination	Average
(Unaudited, in millions)	Commitment	Outstanding	Available (1)	Date	Interest Rate (2)

U.S. bank credit facility	$370	$204	$1	05/11	6.4%
Canadian bank credit facility	160	92	19	06/09	5.9%

	$530	$296	$20

(1)	The commitment available under each of these revolving bank credit facilities is subject to collateral requirements and covenant restrictions as described below, and is reduced by outstanding letters of credit of $69 million for Bowater’s U.S. bank credit facility and $27 million for Bowater’s Canadian bank credit facility. Commitment fees for unused portions of Bowater’s U.S. and Canadian bank credit facilities are 50 and 25 basis points, respectively.

(2)	Borrowings under the Bowater bank credit facilities incur interest based on specified market interest rates plus a margin.
Bowater, Newsprint South and certain subsidiaries of Newsprint South are borrowers under Bowater’s U.S. bank credit facility, and their obligations under the U.S. bank credit facility are guaranteed by AbitibiBowater and certain wholly-owned U.S. subsidiaries of Bowater. The collateral securing Bowater’s U.S. bank credit facility includes: (i) inventory, accounts receivable and deposit accounts of Bowater, Newsprint South and their U.S. subsidiaries that are guarantors, (ii) pledges of 65% of the equity of certain of Bowater’s foreign subsidiaries, (iii) pledges of the equity of certain of Bowater’s U.S. subsidiaries that do not own mills or converting facilities, (iv) pledges of the equity of the subsidiaries of Newsprint South and (v) the real estate, fixtures and equipment associated with the Coosa Pines, Alabama and Grenada, Mississippi mills. Availability under the U.S. bank credit facility is limited to a percentage of the value of eligible accounts receivable and inventory owned by Bowater, Newsprint South and certain of their U.S. subsidiaries, and is reduced by the amount of outstanding letters of credit against the U.S. bank credit facility.
BCFPI’s obligations under Bowater’s Canadian bank credit facility are guaranteed by Bowater, Newsprint South, certain subsidiaries of Newsprint South and certain of Bowater’s Canadian subsidiaries. The collateral securing Bowater’s Canadian bank credit facility includes: (i) the inventory, accounts receivable and deposit accounts of BCFPI, (ii) the real estate, fixtures and equipment associated with the Coosa Pines, Alabama and Grenada, Mississippi mills, (iii) a lien on and security interest in substantially all of the real estate, fixtures and equipment owned by Bowater’s Canadian subsidiaries, (iv) a pledge of the equity of Bowater’s South Korean subsidiary (which operates Bowater’s Mokpo mill) and (v) fixed assets associated with the Coosa Pines and Grenada mills. Availability under the Canadian bank credit facility is limited to a percentage of the value of the eligible accounts receivable and inventory owned by BCFPI and certain of Bowater’s other Canadian subsidiaries, and is reduced by the amount of outstanding letters of credit against the Canadian bank credit facility.
Bowater’s U.S. and Canadian bank credit facilities permit Bowater to send distributions to AbitibiBowater to service interest on AbitibiBowater’s convertible debt provided that no default exists under this facility at the time of such payment and Bowater is in pro forma compliance with this facility’s financial covenants at the time of such payment. The U.S. and Canadian bank credit facilities further provide that Bowater may make dividends and distributions to AbitibiBowater sufficient to pay: (i) taxes attributable to Bowater and its subsidiaries and (ii) up to $10 million more than 50% of certain of AbitibiBowater’s annual overhead expenses, such as accounting and auditing costs, director fees, director and officer insurance premiums, franchise taxes, transfer agent fees and legal and other expenses connected to AbitibiBowater’s status as a public company. Overhead expenses do not include management fees, salaries, bonuses or debt service.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
Amendments to Bowater bank credit facilities
On February 27, 2009, Bowater and other parties to its U.S. and Canadian bank credit facilities entered into amendments to these facilities. The amendments provided for lender consent to $12 million of additional liquidity previously provided to BCFPI by Fairfax (the “Additional Liquidity”) and amended and modified the bank credit facilities to, among other things: (i) increase the commitment under the Canadian bank credit facility in an aggregate amount of $30 million in order to add two additional tranches of loans (the “Additional Loans”), one tranche in the principal amount of $12 million representing the Additional Liquidity previously funded, and the other in the principal amount of $18 million representing loans funded upon the closing of the amendments, (ii) provide that the Additional Loans are not subject to the borrowing base requirements contained in the Canadian bank credit facility, (iii) allow the collateral securing the Canadian bank credit facility (other than certain fixed assets of Newsprint South and certain of its subsidiaries) to secure the Additional Loans on a last-out basis, (iv) temporarily increase until March 17, 2009, the limit on the amount of foreign accounts receivable that may be included in the borrowing base, (v) modify the scheduled reductions to the commitment amounts under each facility to occur on March 17, 2009 and (vi) increase the interest rate under each facility by 100 basis points.
On March 17, 2009 and March 24, 2009, AbitibiBowater, Bowater and other parties to its U.S. and Canadian bank credit facilities entered into letter agreements modifying the credit agreements to, among other things, extend the dates for: (i) a reduction of the outstanding overadvance permitted by the credit agreements by approximately $15 million and (ii) a reduction of the maximum amount of available foreign accounts receivable included in the borrowing base of each credit agreement by $15 million.
During the three months ended March 31, 2009, we incurred fees of $2 million associated with the amendments to the bank credit facilities, which, prior to the Creditor Protection Proceedings, would have been amortized to interest expense over the term of the facilities.
Short-term bank debt
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt, and the majority of those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the commencement of the Creditor Protection Proceedings. Short-term bank debt, as of March 31, 2009 and December 31, 2008, was comprised of the following:

	March 31,	December 31,
(Unaudited, in millions)	2009	2008

Bowater bank credit facilities	$296	$330
Abitibi term loan	347	347

	$643	$677

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
Long-term debt
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt, and the majority of those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the commencement of the Creditor Protection Proceedings. Long-term debt, including current installments, as of March 31, 2009 and December 31, 2008, was comprised of the following:

	As of March 31, 2009
		Unamortized		As of	As of
	Principal	Premium	Effective	March 31,	December 31,
(Unaudited, in millions)	Amount	(Discount)	Rate	2009	2008

Unsecured Debt of Abitibi:
7.875% Notes due 2009	$8	$—	10.5%	$8	$8
8.55% Notes due 2010	395	(25)	13.9%	370	365
15.50% Senior Notes due 2010	293	(54)	36.8%	239	231
7.75% Notes due 2011	200	(24)	14.5%	176	173
Floating Rate Notes due 2011 (4.82% at March 31, 2009)	200	(25)	LIBOR +10.2%	175	173
0% Debentures, due in installments through 2012	11	(3)	13.9%	8	8
6.00% Notes due 2013	350	(73)	12.6%	277	273
8.375% Notes due 2015	450	(86)	13.1%	364	361
7.40% Debentures due 2018	100	(24)	11.8%	76	76
7.50% Debentures due 2028	250	(78)	11.6%	172	171
8.50% Debentures due 2029	250	(68)	12.1%	182	182
8.85% Debentures due 2030	450	(116)	12.3%	334	334
7.132% Notes due 2017 (1)	198	(1)	7.3%	197	—
Secured Debt of Abitibi:
13.75% Senior Secured Notes due 2011	413	—		413	413
Unsecured Debt of Bowater:
9.00% Debentures due 2009	248	—		248	248
Floating Rate Senior Notes due 2010 (4.32% at March 31, 2009)	234	—		234	234
10.60% Notes due 2011	70	6	6.6%	76	76
7.95% Notes due 2011	600	—	7.9%	600	600
9.50% Debentures due 2012	125	—		125	125
6.50% Notes due 2013	400	(1)	6.5%	399	399
10.85% Debentures due 2014	99	20	6.5%	119	124
7.625% Recycling facilities revenue bonds due 2016	30	—		30	30
9.375% Debentures due 2021	200	(1)	9.4%	199	199
7.75% Recycling facilities revenue bonds due 2022	62	—		62	62
7.40% Recycling facilities revenue bonds due 2022	40	—		40	40
Floating Rate Industrial revenue bonds due 2029 (0.57% at March 31, 2009)	34	—		34	34
10.50% Notes due at various dates from 2009 to 2010	20	1	7.3%	21	21
10.26% Notes due at various dates from 2009 to 2011	4	—	7.2%	4	7
6.5% UDAG loan agreement due at various dates from 2009 to 2010	5	—		5	5
7.40% Pollution control revenue bonds due at various dates from 2009 to 2010	3	—		3	4
10.63% Notes due 2010	3	—		3	3
Unsecured Debt of AbitibiBowater:
8% (10% if paid in kind) Convertible Notes due 2013	369	(92)	17.5%	277	274

Long-term debt	6,114	(644)		5,470	5,253
Capital lease obligation	37	—		37	40

	$6,151	$(644)		5,507	5,293
Less: Current installments of long-term debt (including capital lease obligation)				(698)	(278)

Long-term debt, net of current installments				$4,809	$5,015

(1)	As of December 31, 2008, this long-term debt of ACH Limited Partnership was classified as “Liabilities associated with assets held for sale” in our Consolidated Balance Sheets. See Note 8, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets.”

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
Total debt
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and the majority of those obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the commencement of the Creditor Protection Proceedings. In addition, our current debt obligations are subject to change in connection with our overall reorganization plan in connection with our Creditor Protection Proceedings. As a result, the expected cash outlays for our debt obligations and their impact on our cash flow and liquidity in future periods are expected to change and we are currently not able to determine the amounts and timing of those obligations. Accordingly, as of March 31, 2009, our disclosures of the principal amount of long-term debt maturities, excluding capital lease obligations, are based on the original payment terms specified in the underlying debt agreement, with the exception of Abitibi’s Senior Secured Notes due 2011, and was as follows:

			Abitibi
(Unaudited, in millions)	Abitibi	Bowater	Bowater	Total

April 1, 2009 to December 31, 2009	$424	$259	$—	$683
Twelve months ended December 31, 2010	691	257	—	948
Twelve months ended December 31, 2011	403	672	—	1,075
Twelve months ended December 31, 2012	2	125	—	127
Twelve months ended December 31, 2013	350	400	369	1,119
Thereafter	1,698	464	—	2,162

	3,568	2,177	369	6,114
Discounts and revaluation of debt	(577)	25	(92)	(644)

	$2,991	$2,202	$277	$5,470

Amounts due during the period April 1, 2009 through March 31, 2010 are recorded as “Current installments of long-term debt” in our Consolidated Balance Sheets. All other amounts are recorded as “Long-term debt, net of current installments.” Total long-term debt, net of current installments, includes a reduction of $497 million and $511 million as of March 31, 2009 and December 31, 2008, respectively, due to the revaluation of the debt balances upon the acquisition of Abitibi in October 2007, the acquisition of the Grenada Operations paper mill in August 2000 and the acquisition of Avenor Inc. in July 1998. Total long-term debt, net of current installments, also includes unamortized original issue discounts of $147 million and $160 million as of March 31, 2009 and December 31, 2008, respectively.
Fair value of notes and debentures
The fair value of our notes and debentures was determined by reference to quoted market prices or by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities. The fair value of our debt as of March 31, 2009 and December 31, 2008 was approximately $1.8 billion and $1.7 billion, respectively.
Assets pledged as collateral
The carrying value of assets pledged as collateral for our total debt obligations was approximately $5.4 billion and $5.6 billion as of March 31, 2009 and December 31, 2008, respectively.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
Interest expense
Interest expense for the three months ended March 31, 2009 and 2008 was comprised of the following:

(Unaudited, in millions)	2009	2008

Components of interest expense:
Amortization of deferred financing costs	$15	$1
Amortization of debt discount	11	—
Amortization of debt revaluation	13	16

Total amortization	39	17
Change in fair value of interest rate swaps	—	(17)
Interest paid or accrued	153	129

Interest expense	$192	$129

8% Convertible Notes due 2013
On April 1, 2008, AbitibiBowater consummated a private sale of $350 million of 8% convertible notes due April 15, 2013 (“Convertible Notes”) to Fairfax and certain of its designated subsidiaries. For a discussion of the terms (including the accounting) of the Convertible Notes, as well as possible penalties we may be required to pay and certain restrictions related to the conversion feature, reference is made to Note 16, “Liquidity, Debt and Interest Expense — April 1, 2008 refinancings,” included in our consolidated financial statements for the year ended December 31, 2008. The scheduled interest payment due on April 15, 2009 was not made. However, pursuant to the agreement governing the Convertible Notes, interest was accrued from October 16, 2008 through and including April 15, 2009 at the “paid in kind” interest rate of 10% per annum.
Note 11. Income Taxes
The income tax benefit (provision) attributable to loss before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three months ended March 31, 2009 and 2008 as a result of the following:

(Unaudited, in millions)	2009	2008

Loss before income taxes and noncontrolling interests	$(217)	$(244)

Income tax benefit (provision):
Expected income tax benefit	76	85
Increase (decrease) in income taxes resulting from:
Valuation allowance	(71)	(93)
Foreign exchange	11	29
State income taxes, net of federal income tax benefit	1	(1)
Foreign taxes	(6)	(14)
Tax reserves	(1)	(6)
Other, net	(3)	(3)

	$7	$(3)

During the three months ended March 31, 2009 and 2008, income tax benefits of approximately $71 million and $93 million, respectively, generated on the majority of our current quarter losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future losses will probably be offset by additional increases to the valuation allowance (tax charge).
During the three months ended March 31, 2009, we reversed $36 million of liabilities for unrecognized tax benefits as a result of pending Canadian legislation that was enacted during this period. This reversal had no impact on income tax expense, as it was offset by an adjustment to the valuation allowance.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
Note 12. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008 was comprised of the following:

	March 31,	December 31,
(Unaudited, in millions)	2009	2008

Unamortized prior service costs (1)	$(11)	$(9)
Unamortized actuarial losses (2)	(257)	(256)
Foreign currency translation (3)	(139)	(119)

	$(407)	$(384)

(1)	Net of deferred tax provision of $16 million as of both March 31, 2009 and December 31, 2008. Net of noncontrolling interests of $2 million as of both March 31, 2009 and December 31, 2008.

(2)	Net of deferred tax benefit of $64 million as of both March 31, 2009 and December 31, 2008. Net of noncontrolling interests of $1 million as of both March 31, 2009 and December 31, 2008.

(3)	No tax effect was recorded for foreign currency translation since the investment in foreign net assets translated are deemed indefinitely invested. Net of noncontrolling interests of $1 million and $0 as of March 31, 2009 and December 31, 2008, respectively.
Note 13. Financial Instruments
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
Reference is made to our consolidated financial statements for the year ended December 31, 2008 for a description of the derivative financial instruments we use and the basis for determining their fair value.
Information as of March 31, 2009 and December 31, 2008 regarding our outstanding interest rate swap, natural gas swap and cogeneration contract embedded derivative contracts’ notional amount, fair value and range of interest rates or natural gas index prices is summarized in the table below, prior to the impact of the Creditor Protection Proceedings. The fair value of our derivative financial instruments is based on current termination values or quoted market prices of comparable contracts, adjusted for the risk of non-performance of the obligor in the contract. The notional amount of these natural gas swap and interest rate swap contracts represents the principal amount used to calculate the amount of periodic payments and does not represent our exposure on these contracts.

		Net Asset/		Range Of
	Notional	(Liability)	SFAS 157	Natural Gas
	Amount of	Fair	Valuation	Index Prices and
(Unaudited, in millions, except rates and prices)	Derivatives	Value	Hierarchy	Interest Rates

As of March 31, 2009:
Receive fixed rate interest rate swaps (1)	$100	$7	Level 2	5.40% - 5.42%
Cogeneration contract embedded derivative	Multiple (2)	(38)	Level 3	Multiple (2)

As of December 31, 2008:
Natural gas swap agreements due in 2009	$2	$(1)	Level 2	$5.878 - 14.32
Receive fixed rate interest rate swaps	100	7	Level 2	5.40% - 5.42%
Cogeneration contract embedded derivative	Multiple (2)	(40)	Level 3	Multiple (2)

(1)	On April 14, 2009, we terminated these interest rate swaps and on April 16, 2009, we received cash proceeds of approximately $5 million.

(2)	The cogeneration contract embedded derivative contains multiple notional amounts and uses multiple indices to determine the fair value. Refer to our consolidated financial statements for the year ended December 31, 2008 for additional information,

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions. We have entered into master netting agreements with those counterparties that provide that in the event of default, any amounts due to or from a counterparty will be offset. The risk of counterparty nonperformance is considered to be unlikely.
The changes in the cash flow hedges included in Accumulated other comprehensive loss for the three months ended March 31, 2009 and 2008 were as follows:

(Unaudited, in millions)	2009	2008

Losses reclassified on matured cash flow hedges	$—	$6
Unrecognized losses for change in value on outstanding cash flow hedging instruments	—	(3)

	—	3
Income tax	—	(1)

	$—	$2

As of March 31, 2009 and December 31, 2008, we did not have any financial instruments that qualified as cash flow hedges.
Note 14. Commitments and Contingencies
Creditor Protection Proceedings
On April 16, 2009, AbitibiBowater and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for relief under Chapter 11. In addition, on April 17, 2009, AbitibiBowater and certain of its Canadian subsidiaries sought creditor protection under the CCAA. On April 17, 2009, Abitibi and ACCC each filed Chapter 15 Cases in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. Our subsidiaries which own our Bridgewater, United Kingdom and Mokpo, South Korea operations were not included in the Creditor Protection Proceedings and will continue to operate outside of such proceedings. See Note 2, “Creditor Protection Proceedings,” for additional information.
Legal items
We initiated the Creditor Protection Proceedings in order to enable us to pursue reorganization efforts under the protection of Chapter 11 and the CCAA. The Creditor Protection Proceedings will allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan. We remain in possession of our assets and properties and will continue to operate our business and manage our properties as “debtors in possession” under the jurisdiction of the Courts and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, we and our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the relevant court(s).
We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Although the final outcome of any of these matters is subject to many variables and cannot be predicted with any degree of certainty, we establish reserves for a matter when we believe an adverse outcome is probable and the amount can be reasonably estimated. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on our results of operations in any given quarter or year. Subject to certain exceptions, all litigation against AbitibiBowater and its subsidiaries that are parties to the Creditor Protection Proceedings that arose or may arise out of pre-petition conduct or acts is subject to the automatic stay provisions of Chapter 11 and the CCAA and the orders of the U.S. Court and the Canadian Court rendered thereunder. As a result, we believe that these matters will not have a material adverse effect on our results of operations during the Creditor Protection Proceedings.
Information relative to our legal proceedings is presented in Note 21, “Commitments and Contingencies — Legal items,” included in our consolidated financial statements for the year ended December 31, 2008. There have been no material developments to the legal proceedings described in our consolidated financial statements for the year ended December 31, 2008.
Note 15. Segment Information
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are newsprint, coated papers, specialty papers, market pulp and wood products.
None of the income or loss items following “Operating loss” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net gain on disposition of assets and other discretionary charges or credits are not allocated to the segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1 and 2)
Notes to Unaudited Consolidated Financial Statements
Information about segment sales and operating income (loss) for the three months ended March 31, 2009 and 2008 was as follows:

			Coated	Specialty	Market	Wood	Corporate	Consolidated
(Unaudited, in millions)		Newsprint	Papers	Papers	Pulp (1)	Products (2)	and Other	Total

Sales
First quarter	2009	$494	$114	$345	$102	$53	$5	$1,113
First quarter	2008	809	169	459	168	123	—	1,728

Operating income (loss) (3)
First quarter (4)	2009	$19	$23	$40	$(11)	$(27)	$(68)	$(24)
First quarter	2008	(69)	34	(39)	31	(35)	(71)	(149)

(1)	For the three months ended March 31, 2009 and 2008, market pulp sales exclude inter-segment sales of $2 million and $5 million, respectively.

(2)	For the three months ended March 31, 2009 and 2008, wood product sales exclude inter-segment sales of $32 million and $46 million, respectively.

(3)	For the three months ended March 31, 2009 and 2008, “Corporate and Other” operating loss included net gain on disposition of assets of $52 million and $23 million, respectively; employee termination costs of $0 and $8 million, respectively; and closure costs, impairment and other related charges of $30 million and $10 million, respectively. For the three months ended March 31, 2009, “Corporate and Other” operating loss also included $24 million of costs related to our unsuccessful refinancing efforts and our Creditor Protection Proceedings.

(4)	For the three months ended March 31, 2009, operating income (loss) for newsprint, coated papers, specialty papers and market pulp included $2 million, $10 million, $5 million and $16 million, respectively, for the alternative fuel mixture tax credits. Reference is made to Note 16, “Alternative Fuel Mixture Tax Credits,” for additional information.
Note 16. Alternative Fuel Mixture Tax Credits
The U.S. Internal Revenue Code of 1986, as amended (the “Code”) provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. During the first quarter of 2009, Bowater applied for its registrations as alternative fuel mixtures for three of its sites. In March 2009, Bowater received notification that two sites’ registrations were approved. Bowater’s third site’s registration was approved in early April 2009. During the first quarter of 2009, Bowater recorded $33 million of these credits, which were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. According to the Code, the tax credit expires at the end of 2009. The U.S. Congress is currently reviewing the Alternative Fuel Credit law and may enact legislation to amend the Code.
Note 17. Subsequent Events
The following significant events occurred subsequent to March 31, 2009, as more fully discussed in the referenced footnote:

Event	Footnote
Creditor Protection Proceedings, including debtor in possession financing arrangements	Note 1, Organization and Basis of Presentation — Creditor Protection Proceedings and Note 2, Creditor Protection Proceedings

Amendments to Abitibi and Donohue accounts receivable securitization program	Note 10, Liquidity, Debt and Interest Expense — Abitibi and Donohue accounts receivable securitization program

Amendments to Bowater bank credit facilities	Note 10, Liquidity, Debt and Interest Expense — Amendments to Bowater bank credit facilities

Filing of Notice of Intent to submit a claim under NAFTA	Note 21, Commitments and Contingencies — Extraordinary loss on expropriation of assets as included in our consolidated financial statements for the year ended December 31, 2008

Common stock trading suspension from NYSE and TSX	Note 1, Organization and Basis of Presentation — Listing and trading of our common stock and the exchangeable shares of AbitibiBowater Canada Inc.

Exchangeable shares trading suspension from TSX	Note 1, Organization and Basis of Presentation — Listing and trading of our common stock and the exchangeable shares of AbitibiBowater Canada Inc.

Interest payment on 8% Convertible Notes due 2013	Note 10, Liquidity, Debt and Interest Expense — 8% Convertible Notes due 2013

ABITIBIBOWATER INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) of AbitibiBowater Inc. (referred to with its subsidiaries and affiliates unless otherwise indicated, as “AbitibiBowater,” “we,” “our” or the “Company”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition for the three months ended March 31, 2009. On October 29, 2007, Bowater Incorporated (“Bowater”) and Abitibi-Consolidated Inc. (“Abitibi”) combined in a merger of equals to form AbitibiBowater (the “Combination”).
Cautionary Statements Regarding Forward-Looking Information and Use of Third-Party Data
Statements in this report that are not reported financial results or other historical information of AbitibiBowater are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our creditor protection proceedings, debtor in possession financing arrangements and reorganization process; our ability to successfully restructure our debt and other obligations at our Abitibi and Bowater subsidiaries; our efforts to reduce costs and increase revenues and profitability; our business outlook; our curtailment of production of certain of our products; our assessment of market conditions; and the success of our program to sell non-core assets in light of the current global credit crisis and the requirements under the creditor protection proceedings to obtain court approval for asset sales, as well as strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate” and other terms with similar meaning indicating possible future events or potential impact on the business or shareholders of AbitibiBowater.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties relating to our creditor protection proceedings including, among other things: (a) risks associated with our ability to: continue as a going concern; stabilize the business to maximize the chances of preserving all or a portion of the enterprise; develop a comprehensive restructuring plan in an effective and timely manner; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; obtain court orders or approvals with respect to motions filed from time to time, including court approvals for asset sales; obtain alternative or replacement financing to replace our debtor in possession financing and restructure our substantial indebtedness and other obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the courts in order to successfully exit our creditor protection proceedings, especially in light of the current decline in the global economy and the credit crisis; successfully implement a comprehensive restructuring plan and a plan of reorganization; generate cash from operations and maintain cash-on-hand; operate within the restrictions and limitations of our current and any future debtor in possession financing arrangements; realize full or fair value for any assets or business we may divest as part of our comprehensive restructuring plan; attract and retain customers; maintain market share as our competitors move to capitalize on customer concerns; maintain current relationships with customers, vendors and trade creditors by actively and adequately communicating on and responding to events, media and rumors associated with the creditor protection proceedings that could adversely affect such relationships; resolve claims made against us in connection with the creditor protection proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; and reject, repudiate or terminate certain contracts; and (b) risks and uncertainties associated with: limitations on actions against any debtor during the creditor protection proceedings; the values, if any, that will be ascribed in our creditor protection proceedings to our various pre-petition liabilities, common stock and other securities; and our suspension from the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”) and expected subsequent delistings; and (ii) risks and uncertainties relating to our business including: industry conditions generally and further growth in alternative media; our ability to achieve growth in the stronger international destinations where market conditions are more favorable; our capital intensive operations and the adequacy of our capital resources; our ability to obtain timely contributions to our cost-reduction initiatives from our unionized and salaried employees; the prices and terms under which we would be able to sell targeted assets; the volatility of the U.S. dollar versus the Canadian dollar; the costs of raw materials such as

ABITIBIBOWATER INC.
energy, chemicals and fiber and the success of our post-merger integration activities, including the implementation of additional measures to enhance our operating efficiency and productivity; and our ability to obtain fair compensation for our expropriated assets in the Province of Newfoundland and Labrador, Canada. Additional risks that could cause actual results to differ from forward-looking statements are enumerated in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009. All forward-looking statements in this report are expressly qualified by information contained in this report and in our other filings with the United States Securities and Exchange Commission (“SEC”) and the Canadian securities regulatory authorities. We disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.
Market and industry data
Information about industry or general economic conditions contained in this Quarterly Report on Form 10-Q is derived from third-party sources and certain trade publications (“third-party data”) that we believe are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.
Our Financial Information and the Going Concern Assumption
The discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and related notes appearing in Item 1 of this Quarterly Report on Form 10-Q (“Unaudited Consolidated Financial Statements”), which have been prepared assuming that AbitibiBowater and its subsidiaries, Abitibi and Bowater, will continue as a going concern. The going concern basis of presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the commencement of the Creditor Protection Proceedings (as defined below) and the factors contributing to our liquidity situations, which are discussed below under “Creditor Protection Proceedings” and “Liquidity and Capital Resources,” raise substantial doubt about our ability to continue as a going concern. The Creditor Protection Proceedings and our debtor in possession financing arrangements, which are discussed below under “Creditor Protection Proceedings” and “Liquidity and Capital Resources,” provide us with a period of time to stabilize our operations and financial condition and develop a comprehensive restructuring plan. Management believes that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of these proceedings and as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to successfully develop and implement a comprehensive restructuring plan and improve profitability, obtain alternative financing to replace our debtor in possession financing arrangements and restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the U.S. Court and the Canadian Court (each as defined below). However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities. Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in our Unaudited Consolidated Financial Statements. The assets and liabilities in our Unaudited Consolidated Financial Statements do not reflect any adjustments related to the Creditor Protection Proceedings, which arose subsequent to March 31, 2009.
Creditor Protection Proceedings
U.S. and Canadian filings for creditor protection
In recent years, Abitibi and Bowater have experienced significant recurring losses, which have resulted in significant negative operating cash flows. A number of factors have contributed to these results, including a highly competitive market for our products, the highly cyclical nature of the forest products industry, significant annual declines over the past several years in the demand for newsprint, which is our principal product, a weak U.S. housing market, the capital-intensive nature of our operations, the weakened global economy and cost pressures resulting from the volatility of currency exchange rates and costs for raw materials and energy. In recent quarters, we have taken steps to attempt to address these issues, including actions to curtail our production capacity, such as permanent closures or indefinite idling of certain facilities, as well as market-related downtime at other facilities. In addition, we have divested non-core assets as an additional source of liquidity, taken a disciplined approach to capital spending and implemented cost reduction initiatives to achieve improved operational efficiencies. However, these restructuring measures have not provided

ABITIBIBOWATER INC.
adequate relief from the significant liquidity pressure at both Abitibi and Bowater. As global economic conditions dramatically worsened beginning in 2008, they have experienced significant pressure on their business and a deterioration of their liquidity. The extreme volatility in the global equity and credit markets has further compounded the situation by limiting our ability to refinance our debt obligations.
In early 2009, we made several unsuccessful attempts to refinance our significant indebtedness, which included, among other things, an exchange offer and concurrent notes offering to address Bowater’s liquidity issues and a debt recapitalization plan to address Abitibi’s liquidity issues. After extensive consideration of all other alternatives and after thorough consultation with our advisors, we determined, with the consent of our Board of Directors, that a comprehensive financial and business restructuring could be most effectively and quickly achieved within the framework of creditor protection proceedings in both the United States and Canada (the “Creditor Protection Proceedings”). Therefore, on April 16, 2009, AbitibiBowater and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”). In addition, on April 17, 2009, AbitibiBowater and certain of its Canadian subsidiaries sought creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (the “CCAA”) in the Superior Court of Quebec (the “Canadian Court”). On April 17, 2009, Abitibi and Abitibi-Consolidated Company of Canada (“ACCC”), a wholly-owned subsidiary of Abitibi, each filed a voluntary petition for provisional and final relief in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. Our subsidiaries which own our Bridgewater, United Kingdom and Mokpo, South Korea operations were not included in the Creditor Protection Proceedings and will continue to operate outside of such proceedings.
We initiated the Creditor Protection Proceedings in order to enable us to pursue reorganization efforts under the protection of Chapter 11 and the CCAA. The Creditor Protection Proceedings will allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan. We remain in possession of our assets and properties and will continue to operate our business and manage our properties as “debtors in possession” under the jurisdiction of the U.S. Court and the Canadian Court (collectively, the “Courts”), and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, we and our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the relevant court(s).
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the commencement of the Creditor Protection Proceedings.
In the Creditor Protection Proceedings, we have sought and obtained interim approval by the Courts to enter into a debtor in possession financial facility for the benefit of AbitibiBowater and certain of our Bowater subsidiaries (the “DIP Credit Agreement”). In the Creditor Protection Proceedings, we have sought and obtained approval by the Canadian Court to enter into a debtor in possession financial facility for the benefit of Abitibi and Donohue Corp. (“Donohue”), an indirect subsidiary of AbitibiBowater (the “Abitibi DIP Agreement”). In connection with the Creditor Protection Proceedings, Abitibi and certain subsidiaries of Donohue entered into an amendment to their existing accounts receivable securitization program to extend the program for 45 days, subject to certain termination provisions. For additional information on our debtor in possession financing arrangements and the accounts receivable securitization program, see “Liquidity and Capital Resources” below.
Reorganization process
The Courts have issued a variety of orders on either a final or interim basis intended to support our business continuity throughout the restructuring process. These orders include, among other things, authorization to: (i) make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course; (ii) ensure the continuation of existing cash management systems; (iii) honor certain ongoing customer obligations; (iv) enter into the DIP Credit Agreement and the Abitibi DIP Agreement discussed in more detail under “Liquidity and Capital Resources” and (v) enter into an amendment to the accounts receivable securitization program on April 16, 2009, discussed in more detail under “Liquidity and Capital Resources.” We have retained legal and financial professionals to advise us on the Creditor Protection Proceedings. From time to time, we may seek court approval for the retention of additional professionals.
Shortly after the commencement of the Creditor Protection Proceedings, we began notifying all known current or

ABITIBIBOWATER INC.
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
Under Section 365 and other relevant sections of Chapter 11, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Any description of an executory contract or unexpired lease in this Quarterly Report on Form 10-Q, including, where applicable, our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of Chapter 11.
Pursuant to the initial order issued by the Canadian Court on April 17, 2009 (the “Initial Order”), we have the right to, among other things, repudiate agreements, contracts or arrangements of any nature whatsoever, whether oral or written, subject to the approval of the Monitor or further order of the Canadian Court. Any description of an agreement, contract or arrangement in this Quarterly Report on Form 10-Q must be read in conjunction with, and is qualified by, overriding rights, including the above-mentioned repudiation rights, we have under the CCAA.
In order to successfully exit Chapter 11 and the CCAA, we will need to propose and obtain approval by affected creditors and confirmation by the Courts of a plan of reorganization that satisfies the requirements of Chapter 11 and the CCAA. A plan of reorganization would resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to our exit from Chapter 11 and the CCAA.
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
In Canada, the Initial Order provides for a general stay of proceedings for an initial period of 30 days. On May 14, 2009, we filed a motion to request an extension of this stay of proceedings and obtained an extension until September 4, 2009. We will likely file more motions to request further extensions of this stay of proceedings, which are routinely granted for up to 18 months in cases of this size and complexity. The Initial Order provides that a plan of reorganization under the CCAA shall be filed with the Canadian Court before the termination of the stay of proceedings or such other time or times as may be allowed by the Canadian Court. Third parties could seek permission to file a plan of reorganization; however, management believes that this is a rare occurrence in Canada. In addition to being voted on by the required majority of holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the CCAA and must be approved or confirmed by the Canadian Court in order to become effective.
The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Creditor Protection Proceedings. There can be no assurance at this time that a plan of reorganization will be supported and approved by affected creditors and confirmed by the Courts or that any such plan will be implemented successfully.
Under the priority scheme established by Chapter 11 and the CCAA, unless creditors agree otherwise, pre-petition

ABITIBIBOWATER INC.
liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given at this time as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. A plan of reorganization could also result in holders of our common stock being materially diluted. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities. At this time, there can be no assurance that we will be able to restructure as a going concern, as described above, or successfully propose or implement a plan of reorganization.
See Part I, Item 1A, “Risk Factors — Risks Related to Our Creditor Protection Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009 for, among other things, the strategic, financial, operational and procedural risks resulting from the Creditor Protection Proceedings.
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
Listing and trading of our common stock and the exchangeable shares of AbitibiBowater Canada Inc.
On April 16, 2009, we received notice from the NYSE that it had determined to immediately suspend the trading of our common stock on the NYSE. The NYSE stated that its decision was based on the commencement of the Chapter 11 Cases. Accordingly, the last day that our common stock traded on the NYSE was April 15, 2009. We did not appeal the NYSE’s decision. The NYSE has completed its application to the SEC, and accordingly, our common stock will be delisted effective at the opening of business on May 21, 2009. Our common stock is currently traded in the over-the-counter market and is quoted on the Pink Sheets Quotation Service (“Pink Sheets”) and on the OTC Bulletin Board under the symbol “ABWTQ.”
In addition, on April 16, 2009, we received notice from the TSX that trading of our common stock and the exchangeable shares of AbitibiBowater Canada Inc. had been suspended and would be delisted effective at the close of market on May 15, 2009. We do not intend to take any further actions to appeal the TSX's decision or prevent the delisting of our common stock and the exchangeable shares of AbitibiBowater Canada Inc.
While we are in the Creditor Protection Proceedings, investments in our securities will be highly speculative. Our common stock and exchangeable shares may have little or no value and there can be no assurance that they will not be cancelled pursuant to the comprehensive restructuring plan.
Reporting requirements
Beginning in the second quarter of 2009, we will apply the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” in preparing our consolidated financial statements. SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Creditor Protection Proceedings will be recorded in reorganization items in the consolidated statements of operations. In addition, pre-petition obligations that may be impaired by the reorganization process will be classified in the consolidated balance sheets as liabilities subject to compromise. These liabilities will be reported at the amounts expected to be allowed by the Courts, even if they may be settled for lesser amounts.
As a result of the Creditor Protection Proceedings, we are required to periodically file various documents with and provide certain information to the Courts, the Monitor and the Creditors’ Committee. Depending on the jurisdiction, these documents and information may include statements of financial affairs, schedules of assets and liabilities, monthly operating reports and information relating to forecasted cash flows, as well as certain

ABITIBIBOWATER INC.
other financial information. Such documents and information, to the extent they are prepared or provided by us, will be prepared and provided according to the requirements of the relevant legislation, subject to variation as approved by an order of the relevant court. Such documents and information may be prepared or provided on an unconsolidated, unaudited or preliminary basis, or in a format different from that used in the consolidated financial statements included in our periodic reports filed with the SEC. Accordingly, the substance and format of these documents and information may not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, these documents and information are not prepared for the purpose of providing a basis for an investment decision relating to our securities or for comparison with other financial information filed with the SEC.
Expropriation
On December 16, 2008, following our December 4, 2008 announcement of the permanent closure of our Grand Falls paper mill, the Government of Newfoundland and Labrador, Canada passed legislation under Bill 75 to expropriate all of our timber rights, water rights, leases and hydroelectric assets in the Province of Newfoundland and Labrador, whether partially or wholly owned through our subsidiaries and affiliated entities. The Government of Newfoundland and Labrador also announced that it does not plan to compensate us for the loss of the water and timber rights, but has indicated that it may compensate us for certain of our hydroelectric assets. However, it has made no commitment to ensure that such compensation would represent the fair market value of such assets. As a result of the expropriation, in the fourth quarter of 2008, we recorded, as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million.
We have retained legal counsel to review all legal options. On April 23, 2009, we filed a Notice of Intent to Submit a Claim to Arbitration (the “Notice of Intent”) under the North American Free Trade Agreement (“NAFTA”), relating to the expropriation of these assets specifying violations by the Government of Newfoundland and Labrador under the terms of NAFTA, for which the Government of Canada is responsible. Although there is no guarantee regarding the outcome and receipt of fair compensation under the terms of NAFTA, we believe that the Government of Newfoundland and Labrador has violated the terms of NAFTA, and that we (a U.S. domiciled company) should be fairly compensated for the expropriation. Under the terms of NAFTA, compensation for expropriated assets is based on fair market value. The Notice of Intent asserts that the expropriation was arbitrary, discriminatory and illegal, and we are seeking in excess of Cdn$300 million in direct compensation for the fair market value of the expropriated rights and assets, plus additional costs and further relief as the Arbitral Tribunal may deem just and appropriate. We have asserted in the Notice of Intent that the expropriation breaches Canada’s NAFTA obligations on a number of grounds, including among others: (i) the criteria for expropriation are not met in Bill 75; (ii) Bill 75 does not ensure payment for the fair market value of the expropriated rights and assets; (iii) Bill 75 purports to strip us of any rights to access the courts, which is independently a violation of NAFTA and (iv) Bill 75 is retaliatory in nature and discriminates against us. We have filed the Notice of Intent as part of the dispute resolution mechanism available under NAFTA and will submit the claim to arbitration in three months, pursuant to the relevant NAFTA provisions, should this matter not be resolved by that date. Although we believe that the Canadian Government will be required to compensate us for the fair market value of the expropriated assets, we have not recognized any asset for such claim in these financial statements.
Transactions within the AbitibiBowater Consolidated Group of Companies
Prior to April 1, 2008, Donohue was a wholly-owned subsidiary of ACCC. Donohue owns 52.5% of the Augusta Newsprint Company and operates the U.S. recycling operations and the Alabama River newsprint mill and, prior to its sale on April 10, 2008, the Snowflake paper mill. On April 1, 2008, ACCC transferred all of the outstanding common and preferred stock of Donohue to AbitibiBowater US Holding LLC (“Holding”), a direct subsidiary of AbitibiBowater, for a combination of cash and notes issued or assumed by Holding. As a result, Donohue is no longer a subsidiary of Abitibi, but remains an indirect subsidiary of AbitibiBowater.
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

ABITIBIBOWATER INC.
Reference to “Abitibi” or “Bowater” includes the operations of Donohue and Newsprint South, respectively, for the applicable period.
Business Strategy and Outlook
Through our subsidiaries, we manufacture newsprint, coated and specialty papers, market pulp and wood products. We operate pulp and paper facilities and wood products facilities in Canada, the United States, the United Kingdom and South Korea. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products.
We are attempting to stabilize our business to maximize the chances of preserving all or a portion of the enterprise and evaluating our various operations to develop a comprehensive restructuring plan in an effective and timely manner, in consultation with our business and financial advisors. As we develop a comprehensive restructuring plan, we will also consult with the Monitor and the Creditors’ Committee, among other stakeholders, and any such plan would be subject to the approval of the affected creditors and the Courts. There can be no assurance that any such plan will be confirmed or approved by any of the affected creditors or the Courts, or that any such plan will be implemented successfully.
As discussed above under “Creditor Protection Proceedings,” a number of factors have contributed to our significant recurring losses and negative operating cash flows. In an attempt to mitigate the impact of these factors, we have taken numerous actions since the fourth quarter of 2007, including, among other things: (i) the permanent closures and indefinite idling of certain facilities, as well as market-related downtime at other facilities, to reduce our production capacity, (ii) the idling of more than 50% of our lumber production and the consolidation of certain of our wood products operations in Eastern Canada in the last half of 2008, which materially improved our cost competitiveness and has reduced our loss on the business as the business segment continues to be challenged by severe economic conditions and (iii) the successful implementation in 2008 of price increases in newsprint, coated papers, specialty papers and market pulp. During the first quarter of 2009 and as previously announced in December 2008, we permanently closed our Grand Falls, Newfoundland and Labrador newsprint mill, representing 205,000 metric tons annually, and indefinitely idled, until further notice, our Alabama River, Alabama newsprint mill, representing 265,000 metric tons annually. In addition to the Grand Falls closure and the Alabama River idling, we further curtailed approximately 272,000 metric tons of newsprint during the first quarter of 2009. In addition to the Alabama River newsprint mill idling, we expect to curtail approximately 200,000 to 300,000 metric tons of newsprint per quarter in 2009. During the first quarter of 2009, in addition to the idling of two paper machines at our Calhoun, Tennessee mill, we further curtailed approximately 120,000 short tons of specialty and coated papers. We expect to curtail approximately 100,000 short tons of specialty and coated papers per quarter for the balance of 2009. During the first quarter of 2009, we also curtailed approximately 79,000 metric tons of market pulp. Further capacity curtailments in 2009 would become increasingly likely as North American newsprint demand continues to decline or if market conditions continue to worsen for all of our product lines. In our wood products business segment, we expect our 2009 operating rate to continue at extremely low levels and we will continue to take curtailment and other actions to minimize the financial impact as a result of the economic conditions.
In 2008, we increased our target asset sales to $750 million by the end of 2009, including our interests in Manicouagan Power Company, other hydroelectric sites, timberlands, sawmills and other assets. On March 13, 2009, we announced that we signed a non-binding agreement in principle for the sale of our interests in Manicouagan Power Company for a total purchase price of approximately Cdn$615 million ($488 million), payable 90% upon the closing of the transaction and 10% on the second anniversary of the closing, subject to adjustment for contingencies. The non-binding agreement is subject to certain terms and conditions including, but not limited to, satisfactory due diligence, obtaining required consents and approvals and negotiation and execution of definitive agreements (including a long-term power supply agreement for our Baie-Comeau, Quebec paper mill). For the duration of the Creditor Protection Proceedings, any divestiture must be approved by the applicable court. No assurances can be provided that the applicable court will approve any such divestiture under their current terms, or at all, or as to the timing of any such approvals.
We continue to take a disciplined approach to capital spending until market conditions improve and translate into strong positive cash flow. In light of the Creditor Protection Proceedings, any significant capital spending would be subject to the approval of the applicable court, and there can be no assurance that such approval would be granted.

ABITIBIBOWATER INC.
Overview of Financial Performance
In the first quarter of 2009, all of our paper and pulp product lines experienced demand declines due to the newsprint industry and global economic conditions. In our newsprint segment, North American newsprint consumption continued to decline in the first quarter of 2009 due to a significant decline in circulation and advertising. Demand for coated mechanical papers continued to decline in the first quarter of 2009 primarily due to sharp declines in advertising. In the first quarter of 2009, the specialty papers’ industry experienced declines in North American demand for standard uncoated mechanical papers, lightweight or directory grades and supercalendered high gloss papers. The decrease in global demand for market pulp during the first quarter of 2009 was primarily due to offshore markets, particularly Western Europe. Our wood products segment continues to be negatively impacted by a weaker U.S. housing market and lower demand.
Our sales in the first quarter of 2009 were $1.1 billion, a decrease of $615 million, or 35.6%, from $1.7 billion in the first quarter of 2008. This decrease was primarily due to sharply lower sales volumes resulting from the lower industry demand for all of our products, as noted above. Average transaction prices in the first quarter of 2009 for newsprint and specialty papers were higher compared to the first quarter of 2008, whereas average transaction prices in the first quarter of 2009 for coated papers, market pulp and wood products were significantly lower compared to the first quarter of 2008. Shipments for the first quarter of 2009 were lower for all of our product lines.
Our operating loss in the first quarter of 2009 was $24 million, an improvement of $125 million from an operating loss of $149 million in the first quarter of 2008, despite the significant decrease in sales discussed above. The improvement in our operating loss was primarily due to higher transaction prices for newsprint and specialty papers as noted above, a higher net gain on disposition of assets and lower costs for depreciation, amortization and cost of timber harvested and distribution and selling and administrative expenses. Our operating income by segment (newsprint, coated papers, specialty papers, market pulp and wood products) improved by approximately $122 million compared to an operating loss by segment in the first quarter of 2008, driven by higher transaction prices in our newsprint and specialty papers segments and lower costs per ton in our newsprint, coated papers, specialty papers and wood products segments. Operating loss for the first quarter of 2009 included approximately $33 million of alternative fuel mixture tax credits. For additional information, reference is made to Note 16, “Alternative Fuel Mixture Tax Credits,” to our Unaudited Consolidated Financial Statements.
Net loss attributable to AbitibiBowater for the first quarter of 2009 was $218 million, or $3.78 per share, as compared to a net loss attributable to AbitibiBowater of $248 million, or $4.32 per share, for the first quarter of 2008. The decrease in our net loss was primarily due to the improvement in operating loss discussed above, partially offset by a significant increase in interest expense, which is discussed further below, as well as a decline in other (expense) income, net.
In early 2009, we have incurred significant costs associated with our unsuccessful refinancing efforts and our Creditor Protection Proceedings and will continue to incur significant costs associated with our Creditor Protection Proceedings, which could adversely affect our results of operations and financial condition. In the first quarter of 2009, we expensed approximately $24 million related to our unsuccessful refinancing efforts and our Creditor Protection Proceedings, which is recorded in “Selling and administrative expenses” in our Consolidated Statements of Operations.
Due to the Creditor Protection Proceedings and the significant uncertainties associated therewith, our past operating results and financial condition are not likely to be indicative of our future operating results and financial condition.

ABITIBIBOWATER INC.
Business and Financial Review
Consolidated Results of Operations

	Three Months Ended
	March 31,
(Unaudited, in millions, except per share amounts)	2009	2008	Change

Sales	$1,113	$1,728	$(615)
Operating loss	(24)	(149)	125
Net loss attributable to AbitibiBowater	(218)	(248)	30
Net loss per share attributable to AbitibiBowater — basic and diluted	(3.78)	(4.32)	0.54

Significant items that improved (lowered) operating loss:
Product pricing			$61
Shipments			(676)

Change in sales			(615)

Change in cost of sales and depreciation, amortization and cost of timber harvested			640

Change in distribution costs			84

Change in selling and administrative expenses			7

Change in closure costs, impairment and other related costs			(20)

Change in net gain on disposition of assets			29

			$125

Three months ended March 31, 2009 versus March 31, 2008

Sales
Sales decreased $615 million, or 35.6%, from $1,728 million in the first quarter of 2008 to $1,113 million in the first quarter of 2009. The decrease was primarily due to lower shipments of newsprint, coated papers, specialty papers, market pulp and wood products, as well as lower transaction prices for coated papers, market pulp and wood products, partially offset by higher transaction prices for newsprint and specialty papers. The impact of each of these items is discussed further in the “Segment Results of Operations” section of this MD&A.
Operating loss
Operating loss improved $125 million from an operating loss of $149 million in the first quarter of 2008 to an operating loss of $24 million in the first quarter of 2009. The above table analyzes the major items that improved operating loss. A brief explanation of these major items follows.
Manufacturing costs decreased $640 million in the first quarter of 2009 as compared to the first quarter of 2008, primarily due to lower volumes ($404 million), favorable currency exchange ($141 million), alternative fuel mixture tax credits ($33 million) and lower costs for labor and benefits ($27 million), depreciation ($22 million), wood and fiber ($11 million) and other favorable costs. These lower costs were partially offset by higher costs for chemicals ($18 million) and energy ($11 million).
Distribution costs were lower in the first quarter of 2009 as compared to the first quarter of 2008, due to significantly lower shipment volumes and lower distribution costs per ton.

ABITIBIBOWATER INC.
Selling and administrative costs decreased in the first quarter of 2009 as compared to the first quarter of 2008 by $7 million, primarily due to our continued efforts to reduce costs, partially offset by $24 million of costs related to our unsuccessful refinancing efforts and Creditor Protection Proceedings. These costs are discussed further in the “Segment Results of Operations – Corporate and Other” section of this MD&A.
Additionally, in the first quarter of 2009, we incurred approximately $30 million in closure costs, impairment and other related charges, primarily due to a long-lived asset impairment charge related to assets held for sale for our interest in Manicouagan Power Company. In the first quarter of 2008, we incurred $10 million in closure costs, impairment and other related charges for noncancelable contracts at our Dalhousie operations. We realized $52 million in net gains on disposition of timberlands and other assets in the first quarter of 2009, compared to net gains of $23 million in the same period of 2008. These costs and charges are discussed further in the “Segment Results of Operations – Corporate and Other” section of this MD&A.
Net loss attributable to AbitibiBowater
Net loss attributable to AbitibiBowater in the first quarter of 2009 was $218 million, or $3.78 per common share, a decrease in net loss of $30 million, or $0.54 per common share, compared to the first quarter of 2008. The decrease in net loss attributable to AbitibiBowater was a result of the improvement in operating loss of $125 million as noted above, partially offset by an increase in interest expense of $63 million due to increased interest rates, higher debt levels of Abitibi and amortization of deferred financing fees that resulted from the refinancing transactions consummated on April 1, 2008 and lower other (expense) income, net, primarily due to a lower foreign exchange gain in the first quarter of 2009 compared to the first quarter of 2008.
Segment Results of Operations
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products. In general, our products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates. None of the income or loss items following “Operating loss” in our Unaudited Consolidated Statements of Operations included in our Unaudited Consolidated Financial Statements (“Unaudited Consolidated Statements of Operations”) are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net gain on dispositions of assets and other discretionary charges or credits are not allocated to our segments. Share-based compensation expense and depreciation expense are, however, allocated to our segments. For further information regarding our segments, see Note 15, “Segment Information,” to our Unaudited Consolidated Financial Statements.

ABITIBIBOWATER INC.
Newsprint

	Three Months Ended
	March 31,
	2009	2008	Change

Average price (per metric ton)	$682	$623	$59
Average cost (per metric ton)	$655	$676	$(21)
Shipments (thousands of metric tons)	725	1,299	(574)
Downtime (thousands of metric tons)	375	45	330
Inventory at end of period (thousands of metric tons)	193	208	(15)

(Unaudited, in millions)

Sales	$494	$809	$(315)
Segment operating income (loss)	19	(69)	88

Significant items that improved (lowered) segment operating income (loss):
Product pricing			$77
Shipments			(392)

Change in sales			(315)

Change in cost of sales and depreciation, amortization and cost of timber harvested			355

Change in distribution costs			50

Change in selling and administrative expenses			(2)

			$88

Three months ended March 31, 2009 versus March 31, 2008

Segment sales decreased $315 million, or 38.9%, from $809 million in the first quarter of 2008 to $494 million in the first quarter of 2009, primarily due to significantly lower shipment volumes as a result of industry and global economic conditions, partially offset by higher transaction prices. Newsprint shipments for the first quarter of 2009 decreased 574,000 metric tons, or 44.2%, compared to the first quarter of 2008. Our average transaction price in the first quarter of 2009 was higher than the first quarter of 2008 as a result of additional North American newsprint price increases that were implemented since the same period last year, the sales impact of which partially offset the significant decrease in shipments.
In the first quarter of 2009, the total downtime was primarily related to market-related downtime at several of our facilities. Inventory levels as of March 31, 2009 were 193,000 metric tons compared to inventory levels as of March 31, 2008 of 208,000 metric tons.
Segment operating loss improved $88 million to $19 million of operating income in the first quarter of 2009 compared to a $69 million operating loss in the first quarter of 2008. The above table analyzes the major items that improved operating results. A brief explanation of these major items follows.
Segment manufacturing costs, decreased $355 million in the first quarter of 2009 as compared to the first quarter of 2008, primarily due to lower volumes ($244 million), favorable currency exchange ($71 million), alternative fuel mixture tax credits ($2 million) and lower costs for wood and fiber ($18 million), depreciation ($17 million) and labor and benefits ($9 million), partially offset by higher costs for chemicals ($4 million).
Segment distribution costs decreased in the first quarter of 2009 compared to the first quarter of 2008 due to lower shipment volumes, as well as lower distribution costs per ton.

ABITIBIBOWATER INC.
Newsprint Third-Party Data: In the first three months of 2009, total North American newsprint demand declined 32.2% compared to the same period of 2008. North American newsprint demand for the month of March 2009 declined 34% compared to the month of March 2008, which is the largest monthly year-over-year decline on record. In the first three months of 2009, North American net exports of newsprint were 26.6% lower than the same period of 2008. Inventories (North American mills and U.S. users) as of March 31, 2009 were 528,000 metric tons, which is 50.7% higher than as of March 31, 2008. The days of supply at the U.S. daily newspapers was 54 days as of March 31, 2009, which is 42.1% higher compared to 38 days as of March 31, 2008. The North American operating rate was 66.7% in the first three months of 2009 compared to 91.4% in the same period of 2008.
Coated Papers

	Three Months Ended
	March 31,
	2009	2008	Change

Average price (per short ton)	$784	$843	$(59)
Average cost (per short ton)	$628	$673	$(45)
Shipments (thousands of short tons)	145	201	(56)
Downtime (thousands of short tons)	36	1	35
Inventory at end of period (thousands of short tons)	38	27	11

(Unaudited, in millions)

Sales	$114	$169	$(55)
Segment operating income	23	34	(11)

Significant items that improved (lowered) segment operating income:
Product pricing			$(11)
Shipments			(44)

Change in sales			(55)

Change in cost of sales and depreciation, amortization and cost of timber harvested			36

Change in distribution costs			5

Change in selling and administrative expenses			3

			$(11)

Three months ended March 31, 2009 versus March 31, 2008

Segment sales decreased $55 million, or 32.5%, from $169 million in the first quarter of 2008 to $114 million in the first quarter of 2009, due to lower shipment volumes and lower average transaction prices compared to the same period last year.
Segment operating income decreased $11 million to $23 million in the first quarter of 2009 compared to $34 million in the first quarter of 2008, primarily due to decreased sales as discussed above, partially offset by lower manufacturing costs. The above table analyzes the major items that impacted operating income. A brief explanation of these major items follows.
Segment manufacturing costs decreased $36 million in the first quarter of 2009 as compared to the first quarter of 2008, primarily due to lower volumes ($25 million), alternative fuel mixture tax credits ($10 million) and lower costs for depreciation ($2 million) and labor and benefits ($1 million), partially offset by higher costs for chemicals ($4 million).

ABITIBIBOWATER INC.
Segment distribution costs and selling and administrative costs decreased in the first quarter of 2009 compared to the first quarter of 2008, primarily due to lower volume.
Coated Papers Third-Party Data: U.S. consumer magazine advertising pages decreased 26.0% in the first three months of 2009 compared to the same period of 2008. North American demand for coated mechanical papers decreased 33.6% in the first three months of 2009 compared to the same period of 2008, which is the largest decline on record. The industry operating rate was 69% in the first three months of 2009 compared to 99% in the same period of 2008. North American coated mechanical mill inventories were at 38 days supply as of March 31, 2009 compared to 11 days supply as of March 31, 2008.
Specialty Papers

	Three Months Ended
	March 31,
	2009	2008	Change

Average price (per short ton)	$829	$710	$119
Average cost (per short ton)	$733	$770	$(37)
Shipments (thousands of short tons)	416	646	(230)
Downtime (thousands of short tons)	109	47	62
Inventory at end of period (thousands of short tons)	143	146	(3)

(Unaudited, in millions)

Sales	$345	$459	$(114)
Segment operating income (loss)	40	(39)	79

Significant items that improved (lowered) segment operating income (loss):
Product pricing			$77
Shipments			(191)

Change in sales			(114)

Change in cost of sales and depreciation, amortization and cost of timber harvested			177

Change in distribution costs			16

Change in selling and administrative expenses			—

			$79

Three months ended March 31, 2009 versus March 31, 2008

Segment sales decreased $114 million, or 24.8%, from $459 million in the first quarter of 2008 to $345 million in the first quarter of 2009, primarily due to lower shipment volumes, partially offset by higher product pricing due to implemented price increases for our uncoated mechanical grades since the same period last year.
Our downtime in the first quarter of 2009 was primarily due to market-related downtime at several of our facilities. Inventory levels as of March 31, 2009 were 143,000 short tons compared to 146,000 short tons as of March 31, 2008.
Segment operating loss improved $79 million to $40 million of operating income in the first quarter of 2009 compared to a $39 million operating loss in the first quarter of 2008. The above table analyzes the major items that improved operating loss. A brief explanation of these major items follows.
Segment manufacturing costs decreased $177 million in the first quarter of 2009 as compared to the first quarter of 2008, primarily due to lower volumes ($86 million), favorable currency exchange ($41 million), alternative fuel mixture tax credits ($5 million) and lower costs for depreciation ($37 million), labor and benefits ($9 million) and other favorable costs. These lower costs were partially offset by higher costs for chemicals ($6 million).
Segment distribution costs decreased in the first quarter of 2009 compared to the first quarter of 2008, primarily due to lower volume.

ABITIBIBOWATER INC.
Specialty Papers Third-Party Data: In the first three months of 2009 compared to the same period in 2008, North American demand for supercalendered high gloss papers was down 29.7%, for lightweight or directory grades was down 26.2%, for standard uncoated mechanical papers was down 18.3% and in total for all specialty papers was down 24.6%, which is the largest quarterly decline on record. The industry operating rate was 74% in the first three months of 2009 compared to 91% in the same period of 2008. North American uncoated mechanical mill inventories were at 23 days supply as of March 31, 2009 compared to 17 days supply as of March 31, 2008.
Market Pulp

	Three Months Ended
	March 31,
	2009	2008	Change

Average price (per metric ton)	$535	$713	$(178)
Average cost (per metric ton)	$592	$583	$9
Shipments (thousands of metric tons)	191	236	(45)
Downtime (thousands of metric tons)	79	4	75
Inventory at end of period (thousands of metric tons)	71	59	12

(Unaudited, in millions)

Sales	$102	$168	$(66)
Segment operating (loss) income	(11)	31	(42)

Significant items that improved (lowered) segment operating (loss) income:
Product pricing			$(42)
Shipments			(24)

Change in sales			(66)

Change in cost of sales and depreciation, amortization and cost of timber harvested			21

Change in distribution costs			2

Change in selling and administrative expenses			1

			$(42)

Three months ended March 31, 2009 versus March 31, 2008

Segment sales decreased $65 million, or 38.7%, from $168 million in the first quarter of 2008 to $103 million in the first quarter of 2009, due to lower shipment volumes and lower transaction prices.
Inventory levels as of March 31, 2009 were 71,000 metric tons compared to 59,000 metric tons as of March 31, 2008.
Segment operating income decreased $42 million to an operating loss of $11 million in the first quarter of 2009 compared to $31 million of operating income in the first quarter of 2008, primarily due to the decrease in sales as noted above, partially offset by lower manufacturing costs. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs decreased $21 million in the first quarter of 2009 as compared to the first quarter of 2008, primarily due to favorable currency exchange ($14 million), lower volumes ($10 million) and alternative fuel mixture tax credits ($16 million), partially offset by higher costs for wood and fiber ($7 million), energy ($5 million) and chemicals ($4 million).

ABITIBIBOWATER INC.
Market Pulp Third-Party Data: World demand for market pulp decreased 9.1%, or 1.0 million metric tons in the first three months of 2009, compared to the same period of 2008. Demand was down 22.1% in Western Europe, the world’s largest pulp market, up 63.6% in China, down 5.0% in Latin America and down 12.6% in Africa and Asia (excluding China and Japan). World producers shipped at 86% of capacity in the first three months of 2009 compared to 90% in the same period of 2008. World producer inventories were at 43 days supply as of March 31, 2009, an increase of 9 days compared to 34 days supply as of March 31, 2008.
Wood Products

	Three Months Ended
	March 31,
	2009	2008	Change

Average price (per thousand board feet)	$212	$283	$(71)
Average cost (per thousand board feet)	$271	$363	$(92)
Shipments (millions of board feet)	251	435	(184)
Downtime (millions of board feet)	348	213	135
Inventory at end of period (millions of board feet)	106	170	(64)

(Unaudited, in millions)

Sales	$53	$123	$(70)
Segment operating loss	(27)	(35)	8

Significant items that improved (lowered) segment operating loss:
Product pricing			$(45)
Shipments			(25)

Change in sales			(70)

Change in cost of sales and depreciation, amortization and cost of timber harvested			66

Change in distribution costs			11

Change in selling and administrative expenses			1

			$8

Three months ended March 31, 2009 versus March 31, 2008

Segment sales decreased $67 million, or 54.5%, from $123 million in the first quarter of 2008 to $56 million in the first quarter of 2009, primarily due to lower shipment volumes and lower product pricing. The decrease in shipments of wood products was due primarily to lower demand from a weak U.S. housing market. We are not expecting any significant improvements in the wood products market in the short term.
Segment operating loss decreased $8 million to $27 million in the first quarter of 2009 as compared to $35 million in the first quarter of 2008. The above table analyzes the major items that decreased our operating loss. A brief explanation of these major items follows.
The significant decrease in shipments in the first quarter of 2009 was offset by lower distribution costs and manufacturing costs in the first quarter of 2009 compared to the first quarter of 2008. The decrease in manufacturing costs was primarily due to lower volumes ($34 million), favorable currency exchange ($14 million) and lower costs for labor and benefits ($5 million), maintenance ($2 million) and other favorable costs.

ABITIBIBOWATER INC.
Wood Products Third-Party Data: U.S. housing starts decreased 48.4% to 510,000 units in the first three months of 2009, compared to 988,000 units in the first three months of 2008, and for the month of March 2009, were at the second lowest monthly level since the Commerce Department started keeping records in 1959.
Corporate and Other
We exclude net gain on disposition of assets, closure costs, impairment and other related charges and employee termination costs from our internal review of segment results. Also excluded from our segment results are corporate and other items, which include timber sales and general and administrative expenses. These items are analyzed separately from our segment results. The following table is included in order to facilitate the reconciliation of our segment sales and segment operating income (loss) to our total sales and operating loss in our Consolidated Statements of Operations.

	Three Months Ended
	March 31,
(Unaudited, in millions)	2009	2008	Change

Sales	$5	$—	$5
Corporate and other loss	(68)	(71)	3

Sales	$5	$—	$5
Costs comprised of:
Manufacturing costs	(27)	(10)	(17)
Manufacturing costs — Employee severance costs	—	(2)	2

Total cost of sales and depreciation, amortization and cost of timber harvested	(27)	(12)	(15)

Administrative expenses	(44)	(66)	22
Administrative expenses — Costs related to unsuccessful refinancing efforts and Creditor Protection Proceedings	(24)	—	(24)
Administrative expenses — Severance related costs	—	(6)	6

Total administrative expenses	(68)	(72)	4

Closure costs, impairment and related charges	(30)	(10)	(20)

Net gain on disposition of assets	52	23	29

Total corporate and other loss	$(68)	$(71)	$3

Manufacturing costs
Manufacturing costs included in corporate and other include the cost of timberlands and employee severance costs, which include the cost of employee reduction initiatives (severance and pension related).
Administrative expenses
The decrease in administrative expenses in the first quarter of 2009 as compared to the first quarter of 2008 of $4 million was primarily due to our continued efforts to reduce costs. This decrease was partially offset by $24 million of costs related to our unsuccessful refinancing efforts and Creditor Protection Proceedings.
Closure costs, impairment and other related charges
During the first quarter of 2009, we recorded closure costs, impairment and other related charges of $30 million, primarily for a long-lived asset impairment charge related to assets held for sale for our interest in Manicouagan Power Company. During the first quarter of 2008, we recorded closure costs, impairment and other related

ABITIBIBOWATER INC.
charges of $10 million, primarily for noncancelable contracts at our Dalhousie operations.
Net gain on disposition of assets
During the first quarter of 2009, we recorded net pre-tax gains of $52 million, primarily related to the sale of 191,463 acres of timberlands and other assets. These asset sales generated aggregate cash proceeds of approximately $68 million. During the first quarter of 2008, we recorded net pre-tax gains of $23 million, primarily related to the sale of 14,916 acres of timberlands and other assets, mainly our Price sawmill. These asset sales generated aggregate cash proceeds of approximately $29 million.
Other (Expense) Income, Net
Other (expense) income, net for the first three months of 2009 primarily includes a foreign currency exchange gain of $6 million, compared $41 million in the same period last year, partially offset by $11 million in fees in the first three months of 2009 for a waiver and amendment to the accounts receivable securitization program.
Interest Expense
Interest expense increased $63 million from $129 million in the first quarter of 2008 to $192 million in the first quarter of 2009. This increase is attributable to increased interest rates, higher debt levels of Abitibi and amortization of deferred financing fees that resulted from the refinancing transactions consummated on April 1, 2008 (see “Liquidity and Capital Resources”).
Income Taxes
Our effective tax rate, which resulted in the recording of a tax benefit on a pre-tax loss for the first quarter of 2009, was 3%, compared to a tax provision on a pre-tax loss of 1% for the first quarter of 2008.
During the three months ended March 31, 2009 and 2008, income tax benefits of approximately $71 million and $93 million, respectively, generated on the majority of our current quarter losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future losses generated by these operations will probably be offset by additional increases to the valuation allowance (tax charge).
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates, primarily as a result of the tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed in the local country. Upon consolidation, such income and gains are eliminated, but we are still liable for the local country taxes. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate. Additionally, we will probably not be recording income tax benefits on the majority of any 2009 losses, which will have an adverse impact on our overall effective income tax rate in future periods. To the extent that our operations on which a full valuation allowance has been recorded become profitable, the impact of this valuation allowance would lessen or reverse and positively impact our effective tax rate in those periods.
Liquidity and Capital Resources
The following discussion regarding our liquidity and capital resources is divided into three distinct sections: the first relating to our historical flow of funds, the second relating to our liquidity and debt obligations prior to the commencement of the Creditor Protection Proceedings and the third relating to our liquidity after the commencement of the Creditor Protection Proceedings.
Overview
Prior to the commencement of the Creditor Protection Proceedings, our primary sources of liquidity and capital resources have been cash-on-hand, cash provided from operations and availability under our bank credit facilities and accounts receivable securitization program, which are described in more detail below.

ABITIBIBOWATER INC.
Following the commencement of the Creditor Protection Proceedings, we expect to rely on the DIP Credit Agreement, the Abitibi DIP Agreement and the accounts receivable securitization program for the financing of our liquidity needs, in addition to cash-on-hand and cash provided from operations.
Non-core asset sales have been and may continue to be a source of additional liquidity. We periodically review timberland holdings and sell timberlands as a source of additional liquidity. We have targeted approximately $750 million in asset sales by the end of 2009, including our interests in Manicouagan Power Company, other hydroelectric sites, timberlands, sawmills and other assets.
On March 13, 2009, we announced that we signed a non-binding agreement in principle for the sale of our interests in Manicouagan Power Company for a total purchase price of approximately Cdn$615 million ($488 million), payable 90% upon the closing of the transaction and 10% on the second anniversary of the closing, subject to adjustment for contingencies. The non-binding agreement is subject to certain terms and conditions including, but not limited to, satisfactory due diligence, obtaining required consents and approvals and negotiation and execution of definitive agreements (including a long-term power supply agreement for our Baie-Comeau, Quebec paper mill).
For the duration of the Creditor Protection Proceedings, any divestiture must be approved by the applicable court. No assurances can be provided that the applicable court will approve any such divestiture under their current terms, or at all, or as to the timing of any such approvals. We expect to continue to review non-core assets and seek to divest those that no longer fit within our long-term strategic business plan. It is unclear how the current global credit crisis may impact our ability to sell any of these assets.
Historical flow of funds
Cash used in operating activities
Cash used in operating activities totaled $13 million in the first three months of 2009 compared to $197 million in the first three months of 2008. The decrease in cash used in operations was primarily related to the decrease in our net loss in the first three months of 2009 compared to the same period of 2008 and a significant reduction in accounts receivable, partially offset by a reduction in accounts payable due to pressure from our suppliers.
Cash provided by (used in) investing activities
Cash provided by investing activities totaled $46 million in the first three months of 2009 compared to cash used in investing activities of $7 million in the first three months of 2008. The increase in cash provided by investing activities during the first three months of 2009 as compared with the same period in 2008 was due primarily to increased proceeds from timberland and other asset sales in 2009.
Capital expenditures for both periods include compliance, maintenance and projects to increase returns on production assets. We continue to take a disciplined approach to capital spending until market conditions improve and translate into strong positive cash flow. In light of the Creditor Protection Proceedings, any significant capital spending would be subject to the approval of the applicable court, and there can be no assurance that such approval would be granted. See the “Overview” section above for information regarding our targeted sales of non-core assets as a source of additional liquidity.
Cash (used in) provided by financing activities
Cash used in financing activities totaled $44 million in the first three months of 2009 compared to cash provided by financing activities of $301 million in the first three months of 2008. The significant increase in cash used in financing activities in the first three months of 2009 was due to lower net short-term borrowings under our bank credit facilities.

ABITIBIBOWATER INC.
Liquidity and debt obligations prior to the commencement of the Creditor Protection Proceedings
Abitibi historical liquidity
Abitibi’s primary sources of liquidity and capital resources have been cash-on-hand, cash provided from operations and availability under the accounts receivable securitization program. In addition, cash generated by our Donohue subsidiary has been used, in part, to service the debt obligations of Abitibi. As of March 31, 2009, Abitibi and Donohue had cash-on-hand of approximately $114 million and $28 million, respectively. As of March 31, 2009, Abitibi and Donohue had $172 million outstanding under their accounts receivable securitization program.
On February 9, 2009, in order to enhance near-term liquidity, Abitibi entered into agreements with two affiliates of Fairfax Financial Holdings Limited (“Fairfax”) (collectively, the “Purchasers”), pursuant to which the Purchasers agreed to backstop a portion of the proceeds to be received from an anticipated sale of timberlands property by Abitibi to a third party. Under the terms of the backstop agreements, the Purchasers agreed to: (i) purchase the timberlands property from Abitibi for a total price of $55 million in the event that the proposed sale to the third party was not consummated and (ii) advance $25 million of the purchase price on February 9, 2009 and an additional $25 million on February 18, 2009 upon Abitibi’s request (provided such amounts be reimbursed upon consummation of the timberlands sale with the third party). The timberlands sale was consummated with the third party on February 20, 2009, and the Purchasers were reimbursed the entirety of the amounts advanced to Abitibi under the agreements and paid a termination fee of $2 million.
The transfer of Donohue out of the Abitibi consolidated group in 2008 has impacted and will continue to impact Abitibi’s results of operations going forward, decreasing its revenues and costs. However, Donohue’s cash flows have supported Abitibi’s debt obligations, since Abitibi receives interest from AbitibiBowater on the note issued as consideration for the transfer of Donohue.
During the first quarter of 2009, Abitibi experienced a severe liquidity crisis due to, among other things, substantial negative operating cash flows, a significant interest payment, lower advances from its accounts receivable securitization program due to lower sales activity as a result of current conditions in the industry and the global economy, a significant reduction in the maximum commitment under the securitization program, as discussed below, and an aggregate of $10.5 million in fees paid in February and March 2009 in connection with a waiver and amendment to the securitization program.
April 1, 2008 refinancings
On April 1, 2008, we completed a series of refinancing transactions, which were designed to address the debt maturities and general liquidity needs during the first half of 2008, principally at our Abitibi subsidiary. See Note 16, “Liquidity, Debt and Interest Expense – April 1, 2008 refinancings,” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009, for details regarding these refinancing transactions.
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
As of March 31, 2009, amounts outstanding under the participants’ accounts receivable securitization program were as follows:

ABITIBIBOWATER INC.

				Weighted
				Average
		Amount	Termination	Interest
(Unaudited, in millions)	Commitment	Outstanding	Date	Rate

Off-Balance Sheet:
Accounts receivable securitization program	$210	$172	(1)	6.94%

(1)	As discussed below, on April 16, 2009, the program was amended to, among other things, provide for the continuation of the program for 45 days following April 16, 2009, subject to certain termination provisions.
As of March 31, 2009, the participants transferred $392 million of trade receivables resulting in cash proceeds of $172 million, which represented the total available at that time, based on the current level and eligibility of trade receivables. Accounts receivable are sold at discounted amounts based on the securitization provider’s funding cost plus a margin. The participants act as servicing agents and administer the collection of the accounts receivable sold pursuant to these agreements. The fees received for servicing the accounts receivable approximate the value of services rendered. The amount that can be obtained under the securitization program depends on the amount and nature of the accounts receivable available to be sold. The commitment fee for the unused portion is 50 basis points.
On February 26, 2009, the participants and the other parties to the program entered into a waiver and amendment to the program (the “February 2009 Waiver and Amendment”), following the prior notification by Abitibi that the average delinquency ratio for the months of November 2008 through January 2009 exceeded the maximum percentage permitted, which constituted an event of termination under the terms of the program. Pursuant to the February 2009 Waiver and Amendment, the parties agreed to waive temporarily the event of termination under the program and to reduce the maximum commitment under the program from $350 million to $210 million. As consideration for entering into the February 2009 Waiver and Amendment, the participants were required to pay a fee equal to 5% of $210 million, or $10.5 million, which was paid in February and March 2009.
On March 17, 2009, Abitibi submitted its February 2009 accounts receivable securitization compliance report indicating that the average level of delinquent receivables for the preceding three calendar months had exceeded the maximum delinquency percentage ratio, which constituted an event of default under the terms of the program. On March 22, 2009, the securitization provider issued to Abitibi a reservation of rights letter indicating that the event of termination was reserved and preserved in full and that a waiver of the event of termination had not been provided.
On April 1, 2009, the participants and the other parties to the program entered into a waiver and amendment to the program effective April 2, 2009 (the “April 2009 Waiver and Amendment”), following the prior notification by Abitibi that: (i) the average delinquency ratio for the months of November 2008 through February 2009 exceeded the maximum percentage permitted, which constituted an event of termination under the terms of the program, (ii) the financial statements of us, Abitibi and Abitibi-Consolidated U.S. Funding Corp. (“ACUSF”), an affiliate of Abitibi, required to be delivered to the agent under the program had not been or would not be timely delivered and (iii) Abitibi had not paid all sales taxes owing in connection with certain receivables as required by the program on March 31, 2009, each of which constituted an event of termination under the terms of the program. The agent was also notified that in connection with Abitibi’s debt recapitalization plan, an interim court order obtained in a Canadian court provided a stay of proceedings of certain payment obligations of Abitibi and certain of its affiliates, which also constituted an event of termination under the terms of the program.
Pursuant to the April 2009 Waiver and Amendment, the parties agreed to waive the events of termination under the program and acknowledged that Abitibi’s filing of a debt recapitalization plan with a Canadian court and the entry of an interim court order therewith did not constitute events of termination. The April 2009 Waiver and Amendment also amended the program to, among other things: (i) extend the termination date of the facility to September 1, 2009, (ii) lower the cross default threshold from Cdn$65 million such that failure to pay when due any principal of or premium or interest on any debt with greater than $25 million principal amount outstanding will now trigger a cross default under the program, (iii) amend an event of termination condition to now be triggered when the delinquency ratio for each calendar month and the two immediately preceding calendar months exceeds (w) 8.00% for March 2009 and April 2009, (x) 7.25% for May 2009, (y) 6.50% for June 2009 and July 2009 and (z) 4.00% for each calendar month thereafter and (iv) add a new event of termination that is triggered when the ratio, which shall be computed as of each

ABITIBIBOWATER INC.
reporting date by dividing (x) the outstanding capital of receivable interests by (y) the aggregate outstanding balance of all pool receivables, exceeds 45%. The maximum commitment available under the program remained at $210 million.
Under the terms of the April 2009 Waiver and Amendment, the following would result in an immediate event of termination: (i) failure to deliver our financial statements by April 30, 2009, (ii) failure to deliver the financial statements of ACUSF by April 3, 2009, (iii) termination, amendment or unenforceability of the stay of proceedings set forth in the Canadian court interim order such that a creditor of debt would be entitled to enforce its rights with respect to such debt or (iv) failure to pay sales taxes owing in connection with certain receivables as required by the program by April 2, 2009. We delivered the financial statements of ACUSF on April 3, 2009, paid the sales taxes owing in connection with certain receivables on April 2, 2009 and delivered our financial statements on April 30, 2009.
As consideration for entering into the April 2009 Waiver and Amendment, we were required to pay a fee equal to 6% of $210 million, (the “Structuring Fee”), of which $3.15 million was paid on April 2, 2009, with the remainder due at various dates through June 30, 2009. The remaining $9.45 million of the Structuring Fee was, however, to be immediately due and payable if an event of termination occurred after April 1, 2009.
On April 16, 2009, in anticipation of the commencement of the Creditor Protection Proceedings, the participants and the other parties to the program entered into a further waiver and amendment to the program, which, among other things: (i) maintained the maximum commitment of $210 million, (ii) provided for the continuation of the program for 45 days following April 16, 2009, subject to certain termination provisions, (iii) imposed additional reporting requirements and (iv) waived all defaults associated with filings relating to the Creditor Protection Proceedings, the taking of all corporate action authorizing same and the failure to pay debts that were stayed by the Creditor Protection Proceedings. As a result of the commencement of the Creditor Protection Proceedings, we paid the securitization provider the remaining $9.45 million of the Structuring Fee.
Effective May 12, 2009, Abitibi and certain subsidiaries of Donohue obtained a waiver under the accounts receivable securitization program relating to certain reporting requirements, including the delivery of daily expense reports and weekly descriptions of daily operating expenses. The waiver, and the obligation of the securitization provider to make purchases of additional receivable interests under the accounts receivable securitization program, are subject to: (i) a ratio (expressed as a percentage) on any business day of the outstanding capital over the outstanding balance of all pool receivables not exceeding 40% and (ii) a ratio (expressed as a percentage) on any business day of the outstanding capital over the net receivables pool balance not exceeding 78%. On May 13, 2009, an additional waiver letter was obtained extending the latest date for the U.S. Court to enter into a final order relating to the accounts receivable securitization program from May 17, 2009 to May 27, 2009, or such later date as agreed to in writing by the securitization provider.
Bowater historical liquidity
Bowater’s primary sources of liquidity and capital resources have been cash-on-hand, cash provided from operations and available borrowings under its bank credit facilities. In addition, cash generated by our Newsprint South subsidiary is used, in part, to service the debt obligations of Bowater. As of March 31, 2009, Bowater had cash-on-hand of approximately $39 million. In addition, as of March 31, 2009, Bowater had $20 million of available borrowings under its bank credit facilities.
During the first quarter of 2009, Bowater experienced continued negative operating cash flows due to lower sales activity as a result of current conditions in the industry and the global economy. As a result, Bowater experienced a severe liquidity crisis and faced large impending debt maturities and repayment obligations. As a result of an approximate $65 million decrease in availability under Bowater’s U.S. bank credit facility resulting from a reduction in the borrowing base calculation (due principally to significant scheduled commitment reductions implemented as part of a November 2008 amendment to the bank credit facility, as well as declines in accounts receivable and inventory during December 2008), Bowater was in an “overadvanced” position by approximately $51 million in early February 2009. On February 5, 2009, Bowater repaid the overadvance, leaving $10 million unused under its bank credit facilities and minimum levels of cash-on-hand. To augment Bowater’s liquidity in light of the reduction in availability under the bank credit facilities, Bowater Canadian Forest Products Inc. (“BCFPI”) received an advance in the amount of $12 million from Fairfax. As further discussed below, Bowater and other parties to its U.S. and Canadian bank credit facilities subsequently entered into amendments to these facilities.
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

ABITIBIBOWATER INC.
Bowater bank credit facilities
As of March 31, 2009, available borrowings under Bowater’s bank credit facilities were as follows:

					Weighted
					Average
		Amount	Commitment	Termination	Interest
(Unaudited, in millions)	Commitment	Outstanding	Available (1)	Date	Rate (2)

U.S. bank credit facility	$370	$204	$1	05/11	6.4%
Canadian bank credit facility	160	92	19	06/09	5.9%

	$530	$296	$20

(1)	The commitment available under each of these revolving bank credit facilities is subject to collateral requirements and covenant restrictions as described below, and is reduced by outstanding letters of credit of $69 million for Bowater’s U.S. bank credit facility and $27 million for Bowater’s Canadian bank credit facility.

(2)	Borrowings under the Bowater bank credit facilities incur interest based on specified market interest rates plus a margin.
Bowater, Newsprint South and certain subsidiaries of Newsprint South are borrowers under Bowater’s U.S. bank credit facility, and their obligations under the U.S. bank credit facility are guaranteed by AbitibiBowater and certain wholly-owned U.S. subsidiaries of Bowater. The collateral securing Bowater’s U.S. bank credit facility includes: (i) inventory, accounts receivable and deposit accounts of Bowater, Newsprint South and their U.S. subsidiaries that are guarantors, (ii) pledges of 65% of the equity of certain of Bowater’s foreign subsidiaries, (iii) pledges of the equity of certain of Bowater’s U.S. subsidiaries that do not own mills or converting facilities, (iv) pledges of the equity of the subsidiaries of Newsprint South and (v) the real estate, fixtures and equipment associated with the Coosa Pines, Alabama and Grenada, Mississippi mills. Availability under the U.S. bank credit facility is limited to a percentage of the value of eligible accounts receivable and inventory owned by Bowater, Newsprint South and certain of their U.S. subsidiaries, and is reduced by the amount of outstanding letters of credit against the U.S. bank credit facility.
BCFPI’s obligations under Bowater’s Canadian bank credit facility are guaranteed by Bowater, Newsprint South, certain subsidiaries of Newsprint South and certain of Bowater’s Canadian subsidiaries. The collateral securing Bowater’s Canadian bank credit facility includes: (i) the inventory, accounts receivable and deposit accounts of BCFPI, (ii) the real estate, fixtures and equipment associated with the Coosa Pines, Alabama and Grenada, Mississippi mills, (iii) a lien on and security interest in substantially all of the real estate, fixtures and equipment owned by Bowater’s Canadian subsidiaries, (iv) a pledge of the equity of Bowater’s South Korean subsidiary (which operates Bowater’s Mokpo mill) and (v) fixed assets associated with the Coosa Pines and Grenada mills. Availability under the Canadian bank credit facility is limited to a percentage of the value of the eligible accounts receivable and inventory owned by BCFPI and certain of Bowater’s other Canadian subsidiaries, and is reduced by the amount of outstanding letters of credit against the Canadian bank credit facility.
Amendments to Bowater bank credit facilities
On February 27, 2009, Bowater and other parties to its U.S. and Canadian bank credit facilities entered into amendments to these facilities. The amendments provided for lender consent to $12 million of additional liquidity

ABITIBIBOWATER INC.
previously provided to BCFPI by Fairfax (the “Additional Liquidity”) and amended and modified the bank credit facilities to, among other things: (i) increase the commitment under the Canadian bank credit facility in an aggregate amount of $30 million in order to add two additional tranches of loans (the “Additional Loans”), one tranche in the principal amount of $12 million representing the Additional Liquidity previously funded, and the other in the principal amount of $18 million representing loans funded upon the closing of the amendments, (ii) provide that the Additional Loans are not subject to the borrowing base requirements contained in the Canadian bank credit facility, (iii) allow the collateral securing the Canadian bank credit facility (other than certain fixed assets of Newsprint South and certain of its subsidiaries) to secure the Additional Loans on a last-out basis, (iv) temporarily increase until March 17, 2009, the limit on the amount of foreign accounts receivable that may be included in the borrowing base, (v) modify the scheduled reductions to the commitment amounts under each facility to occur on March 17, 2009 and (vi) increase the interest rate under each facility by 100 basis points.
On March 17, 2009 and March 24, 2009, AbitibiBowater, Bowater and other parties to its U.S. and Canadian bank credit facilities entered into letter agreements modifying the credit agreements to, among other things, extend the dates for: (i) a reduction of the outstanding overadvance permitted by the credit agreements by approximately $15 million and (ii) a reduction of the maximum amount of available foreign accounts receivable included in the borrowing base of each credit agreement by $15 million.
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
We initiated the Creditor Protection Proceedings in order to enable us to pursue reorganization efforts under the protection of Chapter 11 and the CCAA. The Creditor Protection Proceedings will allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan. We remain in possession of our assets and properties and will continue to operate our business and manage our properties as “debtors in possession” under the jurisdiction of the Courts and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, we and our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the relevant court(s).
The Courts have issued a variety of orders on either a final or interim basis that will support our business continuity throughout the restructuring process. These orders include, among other things, authorization to: (i) make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course; (ii) ensure the continuation of existing cash management systems; (iii) honor certain ongoing customer obligations; (iv) enter into the DIP Credit Agreement and the Abitibi DIP agreement (discussed below) and (v) enter into the amendment to the accounts receivable securitization program discussed below. We have retained legal and financial professionals to advise us on the Creditor Protection Proceedings. From time to time, we may seek court approval for the retention of additional professionals.
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the commencement of the Creditor Protection Proceedings.

ABITIBIBOWATER INC.
In early 2009, we have incurred significant costs associated with our unsuccessful refinancing efforts and our Creditor Protection Proceedings and will continue to incur significant costs associated with our Creditor Protection Proceedings, which could adversely affect our results of operations and financial condition. In the first quarter of 2009, we expensed approximately $24 million related to our unsuccessful refinancing efforts and our Creditor Protection Proceedings, which is recorded in “Selling and administrative expenses” in our Consolidated Statements of Operations.
Debtor in possession credit agreements
DIP Credit Agreement
In the Creditor Protection Proceedings, we have sought and obtained interim approval by the U.S. Court and the Canadian Court to enter into a debtor in possession financial facility for the benefit of AbitibiBowater and certain of our Bowater subsidiaries. On April 21, 2009, we entered into a Senior Secured Superpriority Debtor in Possession Credit Agreement (the “DIP Credit Agreement”) among AbitibiBowater, Bowater and BCFPI, as borrowers, Fairfax, as administrative agent, collateral agent and an initial lender, and Avenue Investments, L.P., as an initial lender. On May 8, 2009, Law Debenture Trust Company of New York replaced Fairfax as the administrative agent and collateral agent under the DIP Credit Agreement.
The DIP Credit Agreement provides for term loans in an aggregate principal amount of $206 million (the “Initial Advance”), consisting of a $166 million term loan facility to AbitibiBowater and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. Following the payment of fees associated payable to the lenders in connection with the DIP Credit Agreement, the U.S. Borrowers and BCFPI received aggregate loan proceeds of $195.7 million. The DIP Credit Agreement also permits the U.S. Borrowers to request, subject to the approval of the requisite lenders under the DIP Credit Agreement, an incremental term loan facility (the “Incremental Facility”) and an asset based-revolving credit facility (the “ABL Facility”) provided that the aggregate principal amount of the Initial Advance and the Incremental Facility may not exceed $360 million and the aggregate principal amount of the Initial Advance, Incremental Facility and the ABL Facility may not exceed $600 million. The outstanding principal amount of loans under the DIP Credit Agreement, plus accrued and unpaid interest, will be due and payable on April 21, 2010 (the “Maturity Date”), but is subject to an earlier maturity date under certain circumstances. The Maturity Date may be extended for two additional periods of three months each, subject to the satisfaction of certain conditions. Borrowings under the DIP Credit Agreement will bear interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or LIBOR, in each case plus a specified margin. The interest margin for base rate loans is 6.5%, with a base rate floor of 2.5%. The interest margin for LIBOR loans is 7.5%, with a LIBOR floor of 3.5%. Such interest rates will each increase by 1.00% if the Maturity Date is extended beyond April 21, 2010. The obligations of the U.S. Borrowers under the DIP Credit Agreement are guaranteed by AbitibiBowater, Bowater, Newsprint South and each of the U.S. subsidiaries of Bowater and Newsprint South that are debtors in the Chapter 11 Cases (collectively, the “U.S. Guarantors”) and secured by all or substantially all of the assets of each of the U.S. Borrowers and the U.S. Guarantors. The obligations of BCFPI under the DIP Credit Agreement are guaranteed by the U.S. Borrowers and the U.S. Guarantors and each of Bowater’s Canadian subsidiaries (other than BCFPI) that are debtors in the CCAA Proceedings, other than BCFPI, (collectively, the “Canadian Guarantors”) and secured by all or substantially all of the assets of BCFPI and the Canadian Guarantors.
The DIP Credit Agreement contains usual and customary covenants for debtor in possession financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the incurrence and repayment of indebtedness; (iii) restrictions on the incurrence of liens; (iv) restrictions on making certain payments; (v) restrictions on investments; (vi) restrictions on asset dispositions and (vii) restrictions on modifications to material indebtedness. Additionally, the DIP Credit Agreement contains certain financial covenants, including, among other things: (i) a minimum consolidated EBITDA; (ii) a minimum fixed charge coverage ratio and (iii) a maximum amount of capital expenditures.
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
The DIP Credit Agreement has been approved by the Courts on an interim basis and is subject to the final approval by such courts.
Abitibi DIP Agreement
In the Creditor Protection Proceedings, we have sought and obtained approval by the Canadian Court to enter into a debtor in possession financial facility for the benefit of Abitibi and Donohue. On May 6, 2009, we entered into a letter loan agreement (the “Abitibi DIP Agreement”), among Abitibi and Donohue, as borrowers (the “Borrowers”) and the

ABITIBIBOWATER INC.
Bank of Montreal, as lender, which was acknowledged by Investissement Quebec, as sponsor (the “Sponsor”). The Abitibi DIP Agreement has been approved by the Canadian Court. Although Donohue is a signatory thereto, the Abitibi DIP Agreement will not be enforceable against Donohue until such time as the U.S. Court has granted an order authorizing and approving the DIP Facility (as defined below) and the charge in connection therewith with respect to Donohue (the “U.S. DIP Order”). Donohue has no obligation to seek a U.S. DIP Order and its failure to obtain such U.S. DIP Order will not affect the rights of Abitibi under the Abitibi DIP Agreement.
The Abitibi DIP Agreement provides for borrowings in an aggregate principal amount of up to $100 million for Abitibi and Donohue (the “DIP Facility”), provided that Donohue will not borrow more than $10 million and that a minimum availability of $12.5 million shall be maintained at all times. The DIP Facility will be made available by way of loans advanced in multiple disbursements pursuant to borrowing requests. Such loans will bear interest at either LIBOR plus 1.75% (with a LIBOR floor of 3.0%) or the U.S. base rate plus 0.75%. The outstanding principal amount of loans under the DIP Facility, plus accrued and unpaid interest are to be repaid in full at the earliest of: (i) April 30, 2010; (ii) the effective date of a plan of reorganization under the CCAA or Chapter 11; (iii) the acceleration of the Abitibi DIP Agreement or the occurrence of a specified event of default and (iv) the unenforceability of the backstop guarantee of the Sponsor. Notwithstanding the foregoing, the Borrowers will be required to repay the DIP Facility no later than November 1, 2009, as not doing so will result in the occurrence of a specified event of default.
The obligations of Abitibi under the Abitibi DIP Agreement are guaranteed by certain of Abitibi’s subsidiaries (collectively, the “Subsidiary Guarantors”) and secured by super priority liens (the “DIP Liens”) on all present and after-acquired property of Abitibi and the Subsidiary Guarantors provided that the DIP Liens are subordinated to: (i) an administrative charge not exceeding $6 million of professional fees and disbursements in connection with the CCAA Proceedings; (ii) a directors’ charge not exceeding $22.5 million and (iii) the interests of Citibank, N.A., Abitibi Consolidated Sales Corporation and the other parties to the accounts receivable securitization program. Furthermore, the repayment obligation of the Borrowers under the DIP Facility is guaranteed by the Sponsor.
The Abitibi DIP Agreement contains usual and customary covenants for debtor in possession financings of this type, including among other things, the obligation for Abitibi to provide a rolling 13-week cash flow forecast of receipts and disbursements and weekly cash flow results.
The proceeds of the loans under the Abitibi DIP Agreement will be used by us for working capital and other general corporate purposes, including costs of the Creditor Protection Proceedings and fees and expenses associated with the DIP Facility.
Abitibi and Donohue accounts receivable securitization program
On April 16, 2009, in connection with the commencement of the Creditor Protection Proceedings, the participants and the other parties to the program entered into a further waiver and amendment to the program, which, among other things, maintained the maximum commitment of $210 million and provided for the continuation of the program for 45 days, subject to certain termination provisions. On May 12, 2009, a waiver was obtained relating to certain reporting requirements, including the delivery of daily expense reports and weekly descriptions of daily operating expenses. On May 13, 2009, a waiver letter was obtained extending the latest date for the U.S. Court to enter into a final order relating to the accounts receivable securitization program from May 17, 2009 to May 27, 2009, or such later date as agreed to in writing by the securitization provider.
Alternative fuel mixture tax credits
The U.S. Internal Revenue Code of 1986, as amended (the “Code”) provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. During the first quarter of 2009, Bowater applied for its registrations as alternative fuel mixtures for three of its sites. In March 2009, Bowater received notification that two sites’ registrations were approved. Bowater’s third site’s registration was approved in early April 2009. During the first quarter of 2009, Bowater recorded $33 million of these credits, which were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. According to the Code, the tax credit expires at the end of 2009. The U.S. Congress is currently reviewing the Alternative Fuel Credit law and may enact legislation to amend the Code.
Employees
As of March 31, 2009, we employed approximately 14,400 people, of whom approximately 10,300 were represented by

ABITIBIBOWATER INC.
bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union in Canada and predominantly by the United Steelworkers Union in the U.S. As we develop and implement our reorganization plan, we expect to have some decline in employment.
A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada expired at the end of April 2009. The collective bargaining agreement for the Calhoun, Tennessee facility, which expired in July 2008, has not been renewed. The collective bargaining agreement which covers the Catawba, South Carolina facility expired in April 2009. The employees at the facility in Mokpo, South Korea have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear. While negotiations with the unions in the past have resulted in collective agreements being signed, as is the case with any negotiation, we may not be able to negotiate acceptable new agreements, which could result in strikes or work stoppages by affected employees. Renewal of collective bargaining agreements could also result in higher wage or benefit costs. Therefore, we could experience a disruption of our operations or higher ongoing labor costs.
The Communications, Energy and Paperworkers Union of Canada has selected contract talks with us to set the industry-wide pattern for contracts that will replace current agreements that expired at the end of April 2009.
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
Recent deterioration in the global securities markets has impacted the value of the assets included in our defined benefit pension plans. In June 2008, in response to market disruptions, management approved a tactical de-risking policy to increase debt securities and reduce equity securities. Over the last half of 2008, debt securities were increased to approximately 75%. Accordingly, during the second half of 2008, we mitigated much of the effect of the volatility that impacted the global equity markets during such period. In December 2008, assets were rebalanced towards a normalized allocation of 50% equity securities and 50% debt securities for the majority of our pension plans. We will continue to closely monitor our asset allocation. However, due to the Creditor Protection Proceedings, our asset allocation may be impacted by decisions of the pension regulators supervising our pension plans.
Should values not recover in 2009, the decline in fair value of our plans would result in increased total pension costs for 2010 as compared to total pension costs in 2009. However, future minimum cash contributions will not be materially impacted in 2009 as a result of the market volatility in 2008, since the 2009 contributions are largely based on valuations performed as of or prior to January 1, 2008. However, pension regulators may request that more recent valuations be filed, which would increase our minimum cash contributions. The decline in the fair value of our plans will increase the minimum cash contributions that will be required in 2010.
Our policy for funding our pension and OPEB plans is to contribute annually the minimum amounts required by applicable laws and regulations. In 2008, gross contributions to our defined benefit pension and OPEB plans were $346 million. Prior to the impact of our Creditor Protection Proceedings, we expected our gross contributions to our defined benefit pension and OPEB plans in 2009 to be approximately $260 million. The Canadian Court supervising the Creditor Protection Proceedings has authorized us to suspend the payments of past service contributions to our Canadian pension plans during the period of reorganization. We are evaluating our pension and OPEB benefit obligations in the context of the Creditor Protection Proceedings and as a result, our current expectations regarding such obligations in 2009 and beyond are uncertain at this time and are subject to change.
Recent Accounting Pronouncements
Reference is made to Note 1, “Organization and Basis of Presentation — New accounting pronouncements,” to our Unaudited Consolidated Financial Statements, for a discussion of new accounting pronouncements issued but not yet adopted.

ABITIBIBOWATER INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to risks associated with fluctuations in foreign currency exchange rates, interest rates, commodity prices and credit risk on the accounts receivable from our customers. The discussion below is prior to any impact of the Creditor Protection Proceedings.
Foreign Currency Exchange Risk
We have manufacturing operations in Canada, the United States, the United Kingdom and South Korea and sales offices located throughout the world. As a result, we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. Over half of our pulp and paper production capacity and the majority of our wood products production capacity are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. See the information set forth under Part I, Item 1A, “Risk Factors – Currency fluctuations may adversely affect our results of operations and financial condition, and changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs,” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009, for further information on foreign exchange risks related to our operating costs.
To reduce our exposure to differences in Canadian dollar exchange rate fluctuations, we periodically enter into and designate Canadian dollar-forward contracts to hedge certain of our forecasted Canadian dollar cash outflows. We estimate the monthly forecasted Canadian dollar outflows on a rolling 24-month basis and, depending on the level of the Canadian dollar, hedge the first monthly Canadian dollar outflows of manufacturing costs up to 90% of such monthly forecasts in each of the first twelve months and up to 80% in the following twelve months of total forecasted Canadian dollar outflows. As of March 31, 2009 and December 31, 2008, we had no Canadian dollar forward contracts and offsetting forward contracts outstanding. Based on exchange rates, hedging levels and operating conditions originally projected for 2009, prior to the impact of the Creditor Protection Proceedings, we project that a one-cent increase in the Canadian-U.S. dollar exchange rate would increase our operating loss for 2009 by approximately $27 million. We also periodically enter into British pound sterling forward contracts for an amount up to 75% of outstanding sales contracts with customers, depending on the level of the British pound sterling. As of March 31, 2009 and December 31, 2008, we had no outstanding British pound sterling forward contracts. Information regarding the carrying value and fair market value of the contracts is set forth in Note 13, “Financial Instruments,” to our Unaudited Consolidated Financial Statements.
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate and variable-rate long-term debt and our short-term variable-rate bank debt. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We have a mix of fixed-rate and variable-rate borrowings. As of March 31, 2009 and December 31, 2008, we had $5.2 billion and $4.9 billion, respectively, of fixed-rate long-term debt; $0.6 billion and $0.7 billion, respectively, of short-term variable-rate debt; and $0.4 billion and $0.4 billion, respectively, of long-term variable-rate debt. The fixed-rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but not earnings or cash flows. Our variable-rate short and long-term debt approximates fair value as it bears interest at rates that approximate market, but changes in interest rates do affect future earnings and cash flows. Based on our outstanding short and long-term variable-rate debt, a 100 basis-point increase in interest rates would have increased our interest expense in the three months ended March 31, 2009 by approximately $3 million before the impact of our interest rate swaps. In addition, as of both March 31, 2009 and December 31, 2008, Abitibi had $100 million of notional amount of interest rate swaps that exchange a fixed rate for a variable rate. These swaps do not qualify for hedge accounting. A 100 basis-point increase in short-term interest rates would have increased our cash disbursements for these swaps by less than $1 million in the first three months of 2009. The change in fair value of the instruments is recorded in “Interest expense” in our Unaudited Consolidated Statements of Operations. On April 14, 2009, we terminated these interest rate swaps and on April 16, 2009, we received cash proceeds of approximately $5 million.

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
Credit Risk
We are exposed to credit risk on the accounts receivable from our customers. In order to manage our credit risk, we have adopted policies, which include the analysis of the financial position of our customers and the regular review of their credit limits. We also subscribe to credit insurance and, in some cases, require bank letters of credit. As a result, we do not have significant exposure to any individual customer. Our customers are mainly in the newspaper publishing, specialty, advertising and paper converting, as well as lumber wholesaling and retailing businesses. See Part I, Item 1A, “Risk Factors – Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial position and results of operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of March 31, 2009. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
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
We initiated the Creditor Protection Proceedings in order to enable us to pursue reorganization efforts under the protection of Chapter 11 and the CCAA. The Creditor Protection Proceedings will allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan. We remain in possession of our assets and properties and will continue to operate our business and manage our properties as “debtors in possession” under the jurisdiction of the Courts and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, we and our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the relevant court(s).
We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Although the final outcome of any of these matters is subject to many variables and cannot be predicted with any degree of certainty, we establish reserves for a matter when we believe an adverse outcome is probable and the amount can be reasonably estimated. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse

ABITIBIBOWATER INC.
effect on our results of operations in any given quarter or year. Subject to certain exceptions, all litigation against AbitibiBowater and its subsidiaries that are parties to the Creditor Protection Proceedings that arose or may arise out of pre-petition conduct or acts is subject to the automatic stay provisions of Chapter 11 and the CCAA and the orders of the Courts rendered thereunder. As a result, we believe that these matters will not have a material adverse effect on our results of operations during the Creditor Protection Proceedings.
Information relative to our legal proceedings is presented in Note 21, "Commitments and Contingencies — Legal items," included in our consolidated financial statements for the year ended December 31, 2008. There have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009, particularly the “Risks Relating to Our Creditor Protection Proceedings,” which could materially affect our business, financial condition or future results.
There are no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors,” in our Annual Report on
Form 10-K for the year ended December 31, 2008, filed on April 30, 2009. Such risks are not the only risks we are facing. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or results of operations.

ABITIBIBOWATER INC.
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1*	Second Amended and Restated By-Laws of AbitibiBowater Inc. effective April 29, 2009 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 29, 2009, SEC File No. 001-33776).

†10.1*	AbitibiBowater Inc. Supplemental Retirement Savings Plan, effective January 1, 2009 (incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on April 30, 2009, SEC File No. 001-33776).

†10.2*	Amendment No. 1, dated as of January 21, 2009, to the Memorandum of Agreement, dated as of July 29, 2008, between AbitibiBowater Inc. and John W. Weaver (incorporated by reference from Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on April 30, 2009, SEC File No. 001-33776).

10.3*	Waiver and Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of February 26, 2009 to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2009, SEC File No. 001-33776).

10.4*	Waiver and Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated as of April 1, 2009 to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2009, SEC File No. 001-33776).

10.5*	Ninth Amendment and Consent, dated as of February 27, 2009, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, Bowater Newsprint South LLC, certain subsidiaries and affiliates of Bowater Incorporated and Bowater Newsprint South LLC party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2009, SEC File No. 001-33776).

10.6*	Eleventh Amendment and Consent, dated as of February 27, 2009, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, Bowater Newsprint South LLC, certain subsidiaries and affiliates of Bowater Incorporated, Bowater Canadian Forest Products Inc. and Bowater Newsprint South LLC party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 4, 2009, SEC File No. 001-33776).

10.7*	Omnibus Amendment No. 5 to Amended and Restated Receivables Purchase Agreement and Amendment No. 3 to Amended and Restated Purchase and Contribution Agreement and Waiver Agreement, dated as of April 16, 2009 to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer and to the Amended and Restated Purchase and Contribution Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., as purchaser, Abitibi Consolidated Sales Corporation, as a seller and Abitibi-Consolidated Inc., as a seller (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2009, SEC File No. 001-33776).

10.8*	Senior Secured Superpriority Debtor in Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Avenue Investments, as an initial lender, and Fairfax Financial Holdings Ltd., as an initial lender, initial administrative agent and initial collateral agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated April 29, 2009, SEC File No. 001-33776).

10.9*	Letter Loan Agreement, dated as of May 6, 2009, relating to the Super-Priority, Senior Secured Debtor-in-Possession Credit Facility, among Abitibi-Consolidated Inc. and Donohue Corp., as Borrowers, Bank of Montreal, as Lender, and the Subsidiary Guarantors named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2009, SEC File No. 001-33776).

10.10*	Form of Offer to Guarantee a Loan (translated from French) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 12, 2009, SEC File No. 001-33776).

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

**	Filed with this Quarterly Report on Form 10-Q.

†	This is a management contract or compensatory plan or arrangement.

ABITIBIBOWATER INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABITIBIBOWATER INC.
By	/s/ William G. Harvey
William G. Harvey
Senior Vice President and Chief Financial Officer

By	/s/ Joseph B. Johnson
Joseph B. Johnson
Vice President and Controller

Dated: May 15, 2009

ABITIBIBOWATER INC.
INDEX TO EXHIBITS

Exhibit No.	Description
3.1*	Second Amended and Restated By-Laws of AbitibiBowater Inc. effective April 29, 2009 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 29, 2009, SEC File No. 001-33776).

†10.1*	AbitibiBowater Inc. Supplemental Retirement Savings Plan, effective January 1, 2009 (incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on April 30, 2009, SEC File No. 001-33776).

†10.2*	Amendment No. 1, dated as of January 21, 2009, to the Memorandum of Agreement, dated as of July 29, 2008, between AbitibiBowater Inc. and John W. Weaver (incorporated by reference from Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on April 30, 2009, SEC File No. 001-33776).

10.3*	Waiver and Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of February 26, 2009 to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2009, SEC File No. 001-33776).

10.4*	Waiver and Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated as of April 1, 2009 to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2009, SEC File No. 001-33776).

10.5*	Ninth Amendment and Consent, dated as of February 27, 2009, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, Bowater Newsprint South LLC, certain subsidiaries and affiliates of Bowater Incorporated and Bowater Newsprint South LLC party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2009, SEC File No. 001-33776).

10.6*	Eleventh Amendment and Consent, dated as of February 27, 2009, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, Bowater Newsprint South LLC, certain subsidiaries and affiliates of Bowater Incorporated, Bowater Canadian Forest Products Inc. and Bowater Newsprint South LLC party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 4, 2009, SEC File No. 001-33776).

10.7*	Omnibus Amendment No. 5 to Amended and Restated Receivables Purchase Agreement and Amendment No. 3 to Amended and Restated Purchase and Contribution Agreement and Waiver Agreement, dated as of April 16, 2009 to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer and to the Amended and Restated Purchase and Contribution Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., as purchaser, Abitibi Consolidated Sales Corporation, as a seller and Abitibi-Consolidated Inc., as a seller (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2009, SEC File No. 001-33776).

10.8*	Senior Secured Superpriority Debtor in Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Avenue Investments, as an initial lender, and Fairfax Financial Holdings Ltd., as an initial lender, initial administrative agent and initial collateral agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated April 29, 2009, SEC File No. 001-33776).

10.9*	Letter Loan Agreement, dated as of May 6, 2009, relating to the Super-Priority, Senior Secured Debtor-in-Possession Credit Facility, among Abitibi-Consolidated Inc. and Donohue Corp., as Borrowers, Bank of Montreal, as Lender, and the Subsidiary Guarantors named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2009, SEC File No. 001-33776).

10.10*	Form of Offer to Guarantee a Loan (translated from French) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 12, 2009, SEC File No. 001-33776).

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

**	Filed with this Quarterly Report on Form 10-Q.

†	This is a management contract or compensatory plan or arrangement.