Form 10-Q
period 2009-06-30
AbitibiBowater Inc.
filed 2009-08-11
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2009, there were 54,698,206 shares of AbitibiBowater Inc. common stock outstanding.

ABITIBIBOWATER INC.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
(Unaudited, in millions except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$1,036	$1,696	$2,149	$3,424
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	784	1,293	1,572	2,696
Depreciation, amortization and cost of timber harvested	148	187	314	378
Distribution costs	119	189	234	388
Selling and administrative expenses	31	90	111	187
Closure costs, impairment and other related charges	240	17	270	27
Net gain on disposition of assets	(1)	(17)	(53)	(40)

Operating loss	(285)	(63)	(299)	(212)
Interest expense (contractual interest of $194 and $386 in the three and six months ended June 30, 2009, respectively) (Note 11)	(143)	(203)	(335)	(332)
Other (expense) income, net	(30)	15	(31)	49

Loss before reorganization items and income taxes	(458)	(251)	(665)	(495)
Reorganization items, net (Note 3)	(89)	—	(99)	—

Loss before income taxes	(547)	(251)	(764)	(495)
Income tax benefit	34	5	41	2

Net loss including noncontrolling interests	(513)	(246)	(723)	(493)
Net loss (income) attributable to noncontrolling interests	3	(5)	(5)	(6)

Net loss attributable to AbitibiBowater Inc.	$(510)	$(251)	$(728)	$(499)

Net loss per share attributable to AbitibiBowater Inc. common shareholders:
Basic and diluted	$(8.84)	$(4.36)	$(12.62)	$(8.68)

Weighted-average number of AbitibiBowater Inc. common shares outstanding:
Basic and diluted	57.7	57.6	57.7	57.5

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED BALANCE SHEETS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
(Unaudited, in millions)

	June 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$479	$192
Accounts receivable, net	669	816
Inventories, net	664	713
Assets held for sale	409	953
Other current assets	112	93

Total current assets	2,333	2,767

Fixed assets, net	4,369	4,507
Goodwill	53	53
Amortizable intangible assets, net	464	285
Other assets	556	460

Total assets	$7,775	$8,072

Liabilities and deficit
Liabilities not subject to compromise:
Current liabilities:
Accounts payable and accrued liabilities	$403	$1,021
Debtor in possession financing	236	—
Short-term bank debt	672	677
Current portion of long-term debt	633	278
Liabilities associated with assets held for sale	60	409

Total current liabilities	2,004	2,385

Long-term debt, net of current portion	35	5,015
Pension and other postretirement projected benefit obligations	79	823
Other long-term liabilities	129	147
Deferred income taxes	165	42

Total liabilities not subject to compromise	2,412	8,412

Liabilities subject to compromise (Note 3)	6,424	—

Total liabilities	8,836	8,412

Commitments and contingencies
Deficit:
AbitibiBowater Inc. shareholders’ deficit:
Common stock, $1 par value. 54.7 and 53.2 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	55	53
Exchangeable shares, no par value. 3.0 and 4.4 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	173	242
Additional paid-in capital	2,521	2,451
Deficit	(3,566)	(2,838)
Accumulated other comprehensive loss	(384)	(384)

Total AbitibiBowater Inc. shareholders’ deficit	(1,201)	(476)
Noncontrolling interests	140	136

Total deficit	(1,061)	(340)

Total liabilities and deficit	$7,775	$8,072

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
(Unaudited, in millions)
For the six months ended June 30, 2009

	AbitibiBowater Inc. Shareholders’ Deficit

			Additional		Accumulated	Non-
	Common	Exchangeable	Paid-In		Other	controlling	Total
	Stock	Shares	Capital	Deficit	Comprehensive Loss	Interests	Deficit

Balance as of December 31, 2008	$53	$242	$2,451	$(2,838)	$(384)	$136	$(340)

Exchangeable shares retracted and common shares issued (1.4 shares)	2	(69)	67	—	—	—	—
Share-based compensation costs for equity-classified awards	—	—	3	—	—	—	3
Restricted stock units vested, net of shares forfeited for employee withholding taxes (0.1 shares)	—	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(7)	(7)
Net (loss) income	—	—	—	(728)	—	5	(723)
Other comprehensive income, net of tax	—	—	—	—	—	6	6

Balance as of June 30, 2009	$55	$173	$2,521	$(3,566)	$(384)	$140	$(1,061)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2009	2008

Net loss including noncontrolling interests	$(723)	$(493)

Other comprehensive income (loss):
Change in unamortized prior service costs, net of tax of $0 in both 2009 and 2008	(4)	1
Change in unamortized actuarial gains and losses, net of tax of $0 and $1 in 2009 and 2008, respectively	(2)	(4)
Foreign currency translation	12	(14)
Change in unrecognized gain on hedged transactions, net of tax of $3 in 2008	—	7

Other comprehensive income (loss), net of tax	6	(10)

Comprehensive loss including noncontrolling interests	(717)	(503)

Less: Comprehensive income attributable to noncontrolling interests:
Net income	(5)	(6)
Foreign currency translation	(6)	—

Comprehensive income attributable to noncontrolling interests	(11)	(6)

Comprehensive loss attributable to AbitibiBowater Inc.	$(728)	$(509)

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss including noncontrolling interests	$(723)	$(493)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by (used in) operating activities:
Share-based compensation	3	7
Depreciation, amortization and cost of timber harvested	314	378
Closure costs, impairment and other related charges	270	6
Write-downs of mill stores inventory	12	—
Deferred income taxes	10	(9)
Net pension contributions	(188)	(110)
Net gain on disposition of assets	(53)	(40)
Gain on extinguishment of debt	—	(31)
Amortization of debt discount (premium), net	48	51
Loss (gain) on translation of foreign currency denominated debt	6	(15)
Non-cash reorganization items, net	46	—
Debtor in possession financing costs	29	—
Changes in working capital:
Accounts receivable	148	(65)
Inventories	37	56
Other current assets	(25)	10
Accounts payable and accrued liabilities	78	(97)
Other, net	51	(2)

Net cash provided by (used in) operating activities	63	(354)

Cash flows from investing activities:
Cash invested in fixed assets	(53)	(82)
Dispositions of assets	69	205
Decrease (increase) in deposit requirements for letters of credit, net	39	(70)
Cash received in monetization of derivative financial instruments	5	4

Net cash provided by investing activities	60	57

Cash flows from financing activities:
Cash dividends to noncontrolling interests	(7)	(7)
Debtor in possession financing	236	—
Debtor in possession financing costs	(27)	—
Term loan financing	—	400
Term loan repayments	—	(53)
Short-term financing, net	(24)	(272)
Issuance of long-term debt	—	763
Payments of long-term debt	(5)	(297)
Payments of financing and bank credit facility fees	(9)	(85)
Payment of equity issuance fees on Convertible Notes	—	(6)

Net cash provided by financing activities	164	443

Net increase in cash and cash equivalents	287	146
Cash and cash equivalents:
Beginning of period	192	195

End of period	$479	$341

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 1. Organization and Basis of Presentation
Nature of operations
AbitibiBowater Inc. (referred to with its subsidiaries and affiliates unless otherwise indicated, as “AbitibiBowater,” “we,” “our” or the “Company”) is incorporated in Delaware and is a leading producer of newsprint and coated and specialty papers. In addition, we produce and sell market pulp and wood products. We operate pulp and paper manufacturing facilities in Canada, the United States, the United Kingdom and South Korea, as well as sawmills, remanufacturing facilities and engineered wood facilities in Canada and the United States.
Financial statements
The consolidated balance sheets as of June 30, 2009 and December 31, 2008, the related statements of operations for the three and six months ended June 30, 2009 and 2008, the related statement of changes in deficit for the six months ended June 30, 2009 and the related statements of cash flows and comprehensive loss for the six months ended June 30, 2009 and 2008 are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009. Certain prior year amounts in the unaudited interim consolidated financial statements and the related notes have been reclassified to conform to the 2009 presentation. The reclassifications had no effect on net loss. As discussed in more detail below, effective January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). This accounting pronouncement, which related to noncontrolling interests, required retrospective application.
We have evaluated subsequent events through August 11, 2009, which is the date that these financial statements were issued.
Creditor Protection Proceedings
On April 16, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases ”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”). In addition, on April 17, 2009, AbitibiBowater Inc. and certain of its Canadian subsidiaries sought creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (the “CCAA”) with the Superior Court of Quebec in Canada (the “Canadian Court”). On April 17, 2009, Abitibi-Consolidated Inc. (“Abitibi”), a subsidiary of AbitibiBowater Inc., and its wholly-owned subsidiary, Abitibi-Consolidated Company of Canada (“ACCC”), each filed a voluntary petition for provisional and final relief (the “Chapter 15 Cases”) in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. The Chapter 11 Cases, the Chapter 15 Cases and the CCAA Proceedings are collectively referred to as the “Creditor Protection Proceedings.” The U.S. Court and the Canadian Court are collectively referred to as the “Courts.” Our subsidiaries which own our Bridgewater, United Kingdom and Mokpo, South Korea operations were not included in the Creditor Protection Proceedings and will continue to operate outside of such proceedings. In addition, almost all of our less than wholly-owned subsidiaries were excluded from the Creditor Protection Proceedings and will continue to operate outside of such proceedings. For additional information, see Note 2, “Creditor Protection Proceedings.”
Basis of presentation and going concern issues
Our unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the commencement of the Creditor Protection Proceedings, which are discussed further in Note 2, “Creditor Protection Proceedings,” raises substantial doubt about our ability to continue as a going concern.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
The Creditor Protection Proceedings and our debtor in possession financing arrangements, discussed in Note 11, “Liquidity and Debt,” provide us with a period of time to stabilize our operations and financial condition and develop a comprehensive restructuring plan. Management believes that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of these proceedings and as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to successfully develop and implement a comprehensive restructuring plan and improve profitability, obtain alternative financing to replace our debtor in possession financing arrangements and restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Courts. However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities.
Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in our consolidated financial statements. The assets and liabilities in our unaudited interim consolidated financial statements do not reflect any adjustments related to such a comprehensive restructuring plan. In addition, our unaudited interim consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings, such as: (i) the realizable value of our assets on a liquidation basis or their availability to satisfy liabilities, (ii) the amounts of pre-petition liabilities that may be allowed for claims or contingencies or the status and priority thereof, (iii) the effect of any changes in our deficit that may be made in our recapitalization or (iv) the effect on our Consolidated Statements of Operations regarding any changes made to our business resulting from our comprehensive restructuring plan.
Effective upon the commencement of the Creditor Protection Proceedings, we applied the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” in preparing our consolidated financial statements and we will continue to apply SOP 90-7 while we operate under the Creditor Protection Proceedings. SOP 90-7 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees) and provisions for losses directly associated with the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in the Consolidated Statements of Operations. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net.” The timing of recognition of Reorganization items, net is in accordance with U.S. GAAP related to accounting for severance and termination benefits and accounting for costs associated with exit and disposal activities (including costs incurred in a restructuring). Pre-petition obligations that may be impaired by the reorganization process have been classified in the Consolidated Balance Sheets as “Liabilities subject to compromise.” These liabilities have been reported at the amounts expected to be allowed by the Courts, even if they may be settled for lesser amounts. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.” Additionally, we have continued to record interest expense on certain of our pre-petition debt obligations. For additional information, see Note 11, “Liquidity and Debt.”
Recently adopted accounting pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160, included in FASB Accounting Standards Codification™ (“ASC”) 810, “Consolidation.” See SFAS 168, as defined and discussed below, for additional information regarding the FASB’s codification of U.S. GAAP accounting standards. SFAS 160 established new guidance governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. We adopted SFAS 160 effective as of January 1, 2009. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
result, upon adoption, we retroactively reclassified the “Minority interests in subsidiaries” balance previously included as a separate liability caption in our Consolidated Balance Sheets to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used in our Consolidated Statements of Operations, largely identifying net loss including NCI and net loss attributable to AbitibiBowater Inc. Additional disclosures required by this standard are also reflected in our Consolidated Statement of Changes in Deficit. The adoption of SFAS 160 did not have a material impact on our results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), included in FASB ASC 820, “Fair Value Measurements and Disclosures.” SFAS 157 established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. As disclosed in the notes included in our consolidated financial statements for the year ended December 31, 2008, we adopted SFAS 157, as amended by associated FASB Staff Positions (“FSPs”), beginning January 1, 2008, on a prospective basis. One of these FSPs, FSP No. 157-2, deferred the effective date for one year relative to nonfinancial assets and liabilities that are not measured at fair value on a recurring basis, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. We adopted these remaining aspects of SFAS 157 prospectively beginning January 1, 2009 and the adoption did not have a material impact on our results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), included in FASB ASC 805, “Business Combinations,” which changed the accounting for business acquisitions. SFAS 141R, as amended by FSP No. FAS 141-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” issued in April 2009, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. For us, SFAS 141R, as amended, was effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. This standard had no immediate impact upon adoption by us, and will be applied to business combinations completed post-2008 and to applicable adjustments to acquired entity deferred tax items occurring after December 31, 2008.
On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), included in FASB ASC 815, “Derivatives and Hedging.” This SFAS changes the disclosure requirements for derivative instruments and hedging activities, requiring us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. The adoption of this accounting guidance did not have an impact on our results of operations or financial position.
On January 1, 2009, we adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), included in FASB ASC 350-30, “General Intangibles Other Than Goodwill.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This new guidance also provides additional disclosure requirements related to recognized intangible assets. The adoption of this accounting guidance did not impact our results of operations or financial position.
On January 1, 2009, we adopted Emerging Issues Task Force Issue (“EITF Issue”) No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), included in FASB ASC 815, “Derivatives and Hedging.” This EITF Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. The adoption of this accounting guidance did not impact our results of operations or financial position.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
On January 1, 2009, we adopted EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”), included in FASB ASC 840, “Leases.” This EITF Issue addresses the accounting for nonrefundable maintenance deposits paid by the lessee to the lessor. The adoption of this accounting guidance did not impact our results of operations or financial position.
On January 1, 2009, we adopted EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), included in FASB ASC 323, “Investments - Equity Method and Joint Ventures.” This EITF Issue clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of this accounting guidance did not impact our results of operations or financial position.
On January 1, 2009, we adopted FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP 99-20-1”), included in FASB ASC 325-40, “Beneficial Interests in Securitized Financial Assets.” This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve consistency with the other-than-temporary impairment assessment and related disclosure requirements used in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The adoption of this accounting guidance did not impact our results of operations or financial position.
On June 30, 2009, we adopted FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” included in FASB ASC 825, “Financial Instruments,” which increases the frequency of fair value financial instruments disclosures to a quarterly instead of an annual basis. The adoption of this accounting guidance increased our quarterly disclosures relating to the fair value of our financial instruments in Note 14, “Derivative Financial Instruments and Other Embedded Derivatives.”
On June 30, 2009, we adopted FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” included in FASB ASC 820, “Fair Value Measurements and Disclosures,” which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. The adoption of this accounting guidance did not impact our results of operations or financial position.
On June 30, 2009, we adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”), included in FASB ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events, the basis for that date and whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this accounting guidance required that we indicate the date through which we considered subsequent events and did not result in significant changes in subsequent events that we report or recognize and therefore, did not impact our results of operations or financial position (see Note 18, “Subsequent Events”).
New accounting pronouncements
In April 2008, the FASB issued FSP No. SOP 90-7-1, “An Amendment of AICPA Statement of Position 90-7” (“FSP SOP 90-7-1”), included in FASB ASC 852, “Reorganizations.” FSP SOP 90-7-1 nullifies certain requirements regarding changes in accounting principles that will be applicable to the financial statements of an entity emerging from bankruptcy. Any changes in accounting principles required within the twelve months following the implementation of fresh start accounting by such an entity are no longer required to be adopted at the time fresh start accounting is implemented. Entities emerging from bankruptcy that implement fresh start accounting should only follow accounting standards in effect at the date fresh start accounting is implemented, including any standards eligible for early adoption. We will assess the impact of the application of this standard when and if fresh start accounting is required upon resolution of our Creditor Protection Proceedings.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP 132R-1”), included in FASB ASC 715-20, “Defined Benefit Plans - General.” This FSP relates to disclosures only and provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
other postretirement plan and makes employers provide more transparency about the assets held by retirement plans and the concentrations of risk in those plans. FSP 132R-1 becomes effective for us on January 1, 2010.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), included in FASB ASC 860, “Transfers and Servicing,” which revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 166 will require entities to provide additional information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 becomes effective for us on January 1, 2010, and will be applied prospectively. We are currently assessing the impact, if any, that the adoption of SFAS 166 will have on our results of operations or financial position.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), included in FASB ASC 810, “Consolidation,” which is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Qualified special-purpose entities (“QSPEs”) will no longer be excepted from the FIN 46(R) guidance. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 becomes effective for us on January 1, 2010. We are currently assessing the impact that the adoption of SFAS 167 will have on our results of operations or financial position, since we have several QSPEs that are not currently consolidated.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS 168”), included in FASB ASC 105, “Generally Accepted Accounting Principles.” SFAS 168 defines the new hierarchy for U.S. GAAP and explains how the FASB will use its ASC as the sole source for all authoritative guidance and replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which was issued in May 2008. SFAS 168 becomes effective for us beginning with our unaudited interim financial statements for the quarter ended September 30, 2009. Since SFAS 168 relates to disclosures only, the adoption of this accounting guidance will not impact our results of operations or financial position. However, because the codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced within the consolidated financial statements and accounting policies.
In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 – Generally Accepted Accounting Principles,” which incorporated text changes from SFAS 168 into the ASC.
In June 2009, the FASB issued ASU No. 2009-02, “Omnibus Update – Amendments to Various Topics for Technical Correction,” which amends various topics in the ASC for technical corrections.
Note 2. Creditor Protection Proceedings
Overview
As discussed in Note 1, “Organization and Basis of Presentation – Creditor Protection Proceedings,” AbitibiBowater Inc. and certain of its subsidiaries commenced Creditor Protection Proceedings on April 16 and 17, 2009. We initiated the Creditor Protection Proceedings in order to enable us to pursue reorganization efforts under the protection of Chapter 11 and the CCAA. The Creditor Protection Proceedings will allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan. We remain in possession of our assets and properties and are continuing to operate our business and manage our properties as “debtors in possession” under the jurisdiction of the Courts and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, we and our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the relevant court(s).
On July 2, 2009, we appointed a Chief Restructuring Officer (the “CRO”), who will work closely with our executive management team. The appointment of a CRO was a requirement under our Bowater DIP Agreement (as defined and discussed in Note 11, “Liquidity and Debt”). The CRO’s primary responsibilities are to support our efforts in the restructuring process stemming from our Creditor Protection Proceedings.
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings. Due to the commencement of the Creditor Protection Proceedings, unsecured

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
pre-petition debt obligations of $4,893 million are included in “Liabilities subject to compromise” in our Consolidated Balance Sheets as of June 30, 2009. Secured pre-petition debt obligations of $1,085 million are included in current liabilities in our Consolidated Balance Sheets as of June 30, 2009. See Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.”
Debtor in possession financing arrangements
In the Creditor Protection Proceedings, we have: (i) sought and obtained final approval by the Courts to enter into a debtor in possession financial facility for the benefit of AbitibiBowater Inc. and certain of our Bowater Incorporated (“Bowater”), a wholly-owned subsidiary of AbitibiBowater Inc., subsidiaries, (ii) sought and obtained final approval by the Canadian Court to enter into a debtor in possession financial facility for the benefit of Abitibi and Donohue Corp. (“Donohue”), an indirect, wholly-owned subsidiary of AbitibiBowater Inc., which was a wholly-owned subsidiary of ACCC prior to April 1, 2008, and (iii) obtained final approval by the Courts to amend and restate, in its entirety, the Abitibi and Donohue existing accounts receivable securitization program. Each of these financing arrangements is discussed in further detail in Note 11, “Liquidity and Debt.”
Reorganization process
General
The Courts have issued a variety of orders on either a final or interim basis intended to support our business continuity throughout the restructuring process. These orders include, among other things, authorization to:
(i)	make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course;
(ii)	ensure the continuation of existing cash management systems;
(iii)	honor certain ongoing customer obligations;
(iv)	enter into the Bowater DIP Agreement and the Abitibi DIP Agreement (both defined and discussed in Note 11, “Liquidity and Debt”) and
(v)	enter into the Abitibi and Donohue second amended and restated accounts receivable securitization program on June 16, 2009 (as discussed in Note 11, “Liquidity and Debt”).
We have retained legal and financial professionals to advise us on the Creditor Protection Proceedings and may, from time to time, seek court approval for the retention of additional professionals.
On April 28, 2009, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors (the “Creditors’ Committee”) in the Chapter 11 Cases pursuant to the requirements of Chapter 11. The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the U.S. Court with respect to us.
Under the terms of a Canadian Court order, Ernst & Young Inc. serves as the court-appointed monitor under the CCAA Proceedings (the “Monitor”) and is assisting us in formulating our restructuring plan.
Stay of claims
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
We began notifying all known current or potential creditors regarding these filings shortly after the commencement of the Creditor Protection Proceedings. We have successfully applied on several occasions to the Canadian Court in order to enforce the stay of proceedings against creditors acting in breach of the stay.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Rejection and repudiation of contractual obligations
Under Section 365 and other relevant sections of Chapter 11, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Similarly, pursuant to the initial order issued by the Canadian Court on April 17, 2009 (the “Initial Order”), we have the right to, among other things, repudiate agreements, contracts or arrangements of any nature whatsoever, whether oral or written, subject to the approval of the Monitor or further order of the Canadian Court. Any description of an agreement, contract, unexpired lease or arrangement in these Notes to our Unaudited Interim Consolidated Financial Statements must be read in light of these overriding rights pursuant to Section 365 of Chapter 11 and to the CCAA, as applicable.
Since initiating the Creditor Protection Proceedings, we have engaged and will continue to engage in a review of our various agreements in light of the overriding rights described above. The following highlights some of the more important steps relating to the rejection and repudiation of contractual obligations we have taken to date:
•	On May 8, 2009, we obtained an order from the Canadian Court specifying that the payment of special contributions for past service to Canadian pension plans maintained by Abitibi and Bowater could be suspended. Abitibi and Bowater continue to make their respective pension plan contributions for current service costs. Special contributions for past service that were suspended amounted to approximately $102 million for Abitibi and approximately $57 million for Bowater on an annual basis.
•	We repudiated certain supply contracts between Abitibi and SFK Pâte S.E.N.C. and on May 21, 2009, the Canadian Court rejected a motion by SFK Pâte S.E.N.C. to overturn that repudiation.
•	Bowater Canadian Forest Products Inc. (“BCFPI”), a subsidiary of Bowater, Abitibi and ACCC repudiated certain contracts with Boralex Dolbeau Inc. and on July 28, 2009, we obtained a motion De Bene Esse to confirm our repudiation of those contracts in light of injunctions issued by the Canadian Court and the Court of Appeal of Quebec on January 22, 2008 and October 8, 2008, respectively, initially preventing such actions. As a result of our repudiation of these contracts, our Dolbeau, Quebec facility has been effectively idled since July 7, 2009.
For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures — Reorganization items, net and — Liabilities subject to compromise.”
Plan of reorganization
In order to successfully exit from Chapter 11 and the CCAA, we will be required to propose and obtain approval from affected creditors and confirmation by the Courts of a plan of reorganization that satisfies the requirements of Chapter 11 and the CCAA. An approved plan of reorganization would resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance following our exit from Chapter 11 and the CCAA.
In the United States, Chapter 11 provides that we have the exclusive right for 120 days after the filing of the Creditor Protection Proceedings to file a plan of reorganization with the U.S. Court. On August 4, 2009, the U.S. Court entered an order extending our exclusive right to file a plan of reorganization and solicit votes thereon until December 14, 2009 and February 10, 2010, respectively. We will likely file additional motions to request extensions of this exclusivity period, which we believe are routinely granted up to 18 months in cases of this size and complexity. If our exclusivity period were to lapse, any party in interest would be able to file a plan of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of Chapter 11 and must be approved or confirmed by the U.S. Court in order to become effective.
Similarly, in Canada, the Initial Order provides for a general stay of proceedings for an initial period of 30 days. On May 14, 2009, we filed a motion to request an extension of this stay of proceedings and obtained an extension until September 4, 2009. We will likely file additional motions to request further extensions of this stay of proceedings, which we believe are routinely granted for up to 18 months in cases of this size and complexity. The Initial Order provides that a plan of reorganization under the CCAA shall be filed with the Canadian Court before the termination of the stay of proceedings or such other time or times as may be allowed by the Canadian Court. Third parties could thereafter seek permission to file a plan of reorganization. In addition to being voted on by the required majority of holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the CCAA and must be approved or confirmed by the Canadian Court in order to become effective.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Creditor Protection Proceedings. There can be no assurance that a plan of reorganization will be supported and approved by affected creditors and confirmed by the Courts or that any such plan will be implemented successfully.
Under the priority scheme established by Chapter 11 and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. A plan of reorganization could also result in holders of our common stock being materially diluted.
Listing and trading of our common stock and the exchangeable shares of AbitibiBowater Canada Inc.
Due to the commencement of the Creditor Protection Proceedings, the New York Stock Exchange suspended the trading of our common stock at the opening of business on April 16, 2009 and delisted our common stock at the opening of business on May 21, 2009. Our common stock is currently traded in the over-the-counter market and is quoted on the Pink Sheets Quotation Service (“Pink Sheets”) and on the OTC Bulletin Board under the symbol “ABWTQ.” In addition, the Toronto Stock Exchange suspended the trading of our common stock and the exchangeable shares of AbitibiBowater Canada Inc. at the opening of business on April 16, 2009 and delisted our common stock and the exchangeable shares of AbitibiBowater Canada Inc. at the close of market on May 15, 2009.
Note 3. Creditor Protection Proceedings Related Disclosures
Reorganization items, net
SOP 90-7 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees and other expenses directly related to the reorganization process under the Creditor Protection Proceedings. Also included in Reorganization items, net is interest income, which was less than $1 million for both the three and six months ended June 30, 2009.
Reorganization items, net for the three and six months ended June 30, 2009 were comprised of the following:

	Three Months Ended	Six Months Ended
(Unaudited, in millions)	June 30, 2009	June 30, 2009

Professional fees(1)	$45	$55
Debtor in possession financing costs (2)	29	29
Provision for rejected executory contracts and leases (3)	15	15

	$89	$99

(1)	Professional fees directly related to the Creditor Protection Proceedings, ongoing monitoring and establishment of a reorganization plan, including legal, accounting and other professional fees.

(2)	Debtor in possession financing costs incurred during the second quarter of 2009 in connection with entering into the Bowater DIP Agreement and Abitibi DIP Agreement (both defined in Note 11, “Liquidity and Debt”) and the Abitibi and Donohue second amended and restated accounts receivable securitization program.

(3)	Provision for rejected executory contracts and leases for estimated claims primarily related to the repudiation of various supply contracts and equipment leases. See Note 2, “Creditor Protection Proceedings – Reorganization process,” for additional information.
We paid $42 million and $51 million relating to reorganization items in the three and six months ended June 30, 2009, respectively.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
In the six months ended June 30, 2009, we classified $10 million of costs incurred in the first quarter of 2009 related to our Creditor Protection Proceedings in “Reorganization items, net,” which prior to the application of SOP 90-7, were classified within “Selling and administrative expenses” in the Consolidated Statements of Operations.
Liabilities subject to compromise
Liabilities subject to compromise primarily represent unsecured pre-petition obligations of the entities subject to the Creditor Protection Proceedings (the “Debtors”) that will be accounted for and may be subject to impairment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. SOP 90-7 requires pre-petition liabilities that may be subject to compromise be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Creditor Protection Proceedings, and remain subject to future potentially material adjustments arising from negotiated settlements, actions of the Courts, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases and the determination of the secured status of certain claims, as well as the value of collateral securing the claims, proofs of claim or other events. The Debtors have rejected certain pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations with the approval of the Courts and may reject additional ones in the future. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and are also classified as liabilities subject to compromise.
Holders of pre-petition claims are required to file proofs of claims by the “bar date,” which will be established later with approval of the Courts. A bar date is the date by which certain claims against us must be filed if the claimants wish to receive any distribution in the Creditor Protection Proceedings. Once a bar date is established, creditors will be notified of the bar date and the requirement to file a proof of claim with the Courts. Differences between liability amounts estimated by us and claims filed by creditors will be investigated and, if necessary, the Courts will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Courts approve a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.
Liabilities subject to compromise of our Debtors as of June 30, 2009 were comprised of the following:

June 30,
(Unaudited, in millions)	2009

Unsecured pre-petition debt (Note 11)	$4,893
Accrued interest on unsecured pre-petition debt	205
Accounts payable and accrued liabilities, excluding accrued interest on unsecured pre-petition debt	471
Pension and other postretirement projected benefit obligations	807
Rejected leases and contracts	15
Other liabilities	33

$6,424

We have not included the Debtors’ secured pre-petition debt obligations in liabilities subject to compromise since we believe that the value of the underlying collateral of these obligations significantly exceeds the amount of the expected claims by the secured creditors. As discussed in Note 2, “Creditor Protection Proceedings – Reorganization process,” the Courts have granted approval for our Debtors to, among other things, make payments relating to certain employee’s pre-petition wages, salaries and benefit programs in the ordinary course, ensure the continuation of existing cash management systems, honor certain ongoing customer obligations, enter into our debtor in possession financing arrangements, retain legal and financial professionals and other business-related payments necessary to maintain the operation of our business. Liabilities subject to compromise do not include: (i) liabilities held by Non-Debtors; (ii) liabilities incurred after the commencement of the Creditor Protection Proceedings and (iii) pre-petition liabilities that the Debtors expect to pay in full, even though certain of these amounts may not be paid until a plan of reorganization is approved.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
The classification of liabilities as “not subject to compromise” versus “subject to compromise” is based on currently available information and analysis. As the Creditor Protection Proceedings continue and additional information and analysis is completed or as the Courts rule on relevant matters, the classification of amounts between these two categories may change. The amount of any such changes could be significant. We classify liabilities subject to compromise as a long-term liability because management does not believe we will use existing current assets or create additional current liabilities to fund these obligations.
Condensed combined financial statements of Debtors
The following unaudited condensed combined financial statements represent the financial statements of the Debtors. Our subsidiaries that are not subject to the Creditor Protection Proceedings (“Non-Debtors”) are not consolidated in these condensed combined financial statements and, as such, their net loss is included in “Equity in net loss of Non-Debtors, net of tax” in the condensed combined statement of operations and their net assets are included as “Investments in and advances to Non-Debtors” in the condensed combined balance sheet. The Debtors’ condensed combined financial statements have been prepared in accordance with the guidance of SOP 90-7.
Intercompany transactions between the Debtors have been eliminated in these condensed combined financial statements. Intercompany transactions between the Debtors and Non-Debtors have not been eliminated in these condensed combined financial statements.

ABITIBIBOWATER INC.
CONDENSED COMBINED STATEMENT OF OPERATIONS — DEBTORS
(Unaudited, in millions)

Six Months Ended
June 30, 2009

Sales	$1,651
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	1,151
Depreciation, amortization and cost of timber harvested	264
Distribution costs	205
Selling and administrative expenses	101
Closure costs, impairment and other related charges	92
Net gain on disposition of assets	(53)

Operating loss	(109)
Interest expense (contractual interest of $377)	(326)
Other expense, net	(47)

Loss before reorganization items, income taxes and equity in net loss of Non-Debtors	(482)
Reorganization items, net	(99)

Loss before income taxes and equity in net loss of Non-Debtors	(581)
Income tax provision	(10)

Loss before equity in net loss of Non-Debtors	(591)
Equity in net loss of Non-Debtors, net of tax	(137)

Net loss attributable to AbitibiBowater Inc.	$(728)

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements

ABITIBIBOWATER INC.
CONDENSED COMBINED BALANCE SHEET — DEBTORS
(Unaudited, in millions)

June 30,
2009

Assets
Current assets:
Cash and cash equivalents	$414
Accounts receivable, net	391
Accounts receivable from Non-Debtors	185
Inventories, net	572
Other current assets	109

Total current assets	1,671

Fixed assets, net	3,894
Goodwill	53
Amortizable intangible assets, net	186
Investments in and advances to Non-Debtors	715
Other assets	535

Total assets	$7,054

Liabilities and deficit
Liabilities not subject to compromise:
Current liabilities:
Accounts payable and accrued liabilities	$361
Accounts payable to Non-Debtors	38
Debtor in possession financing	236
Short-term bank debt	672
Current portion of long-term debt	413

Total current liabilities	1,720

Long-term liabilities	111

Total liabilities not subject to compromise	1,831

Liabilities subject to compromise	6,424

Total liabilities	8,255

Commitments and contingencies
Shareholders’ deficit	(1,201)

Total liabilities and deficit	$7,054

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements

ABITIBIBOWATER INC.
CONDENSED COMBINED STATEMENT OF CASH FLOWS — DEBTORS
(Unaudited, in millions)

Six Months
Ended
June 30, 2009

Cash flows from operating activities:
Net cash provided by operating activities	$21

Cash flows from investing activities:
Cash invested in fixed assets	(32)
Dispositions of assets	69
Decrease in deposit requirements for letters of credit, net	39
Advances to Non-Debtors, net	(2)
Cash received in monetization of derivative financial instruments	5

Net cash provided by investing activities	79

Cash flows from financing activities:
Cash dividends to noncontrolling interests	(7)
Debtor in possession financing	236
Debtor in possession financing costs	(27)
Short-term financing, net	(24)
Payments of long–term debt	(3)
Payments of financing and bank credit facility fees	(9)

Net cash provided by financing activities	166

Net increase in cash and cash equivalents	266
Cash and cash equivalents:
Beginning of period	148

End of period	$414

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 4. Closure Costs, Impairment and Other Related Charges
During the three and six months ended June 30, 2009, we recorded closure costs, impairment and other related charges of $240 million and $270 million, respectively, primarily for long-lived asset impairment charges related to: (i) assets held for sale for our interest in Manicouagan Power Company and (ii) certain of our newsprint mill assets, which are both discussed below. In addition, we recorded closure costs, impairment and other related charges related to the permanent closures of our Westover, Alabama sawmill and Goodwater, Alabama planer mill operations.
During the three and six months ended June 30, 2009, we recorded long-lived asset impairment charges of $148 million and $178 million, respectively, related to assets held for sale for our interest in Manicouagan Power Company. During the first quarter of 2009, the estimated long-lived asset impairment charge was calculated based on the assumption that this transaction would be structured as a stock sale, which, at the time, was the transaction structure that was approved by our Board of Directors. However, second quarter 2009 negotiations with the potential buyer indicate that the sale will likely be structured as an asset sale. Accordingly, during the second quarter of 2009, we recorded an additional long-lived asset impairment charge to reflect the current terms of the proposed sale. See Note 9, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets,” for additional information.
During the fourth quarter of 2008, we announced, among other things, the indefinite idling of certain of our newsprint mill assets. At that time, we expected to recover the carrying value of these newsprint mill assets, and accordingly, no impairment was recorded during the fourth quarter of 2008. During the second quarter of 2009, upon review of the recoverability of these newsprint mill assets, we recorded a long-lived asset impairment charge of $85 million. The fair value of these assets of approximately $6 million was determined based on their estimated sale or salvage values.
During the three and six months ended June 30, 2008, we recorded closure costs, impairment and other related charges of $17 million and $27 million, respectively, primarily for asset impairment charges and noncancelable contracts at our Dalhousie and Donnacona operations, asset impairment charges at our Baie-Comeau recycling facility and severance costs for workforce reductions across numerous facilities.
In the fourth quarter of 2008, we recorded a non-cash goodwill impairment charge of $610 million for our newsprint reporting unit and $200 million for our specialty papers reporting unit, representing the full amount of goodwill associated with each of those reporting units. These non-cash goodwill impairment charges are estimates based on our step one analysis and are subject to finalization of the second step of the impairment analysis, which, due to the timing and complexity of the calculations required, has not yet been completed. Any adjustments arising from the completion of the step two analysis will be recorded at that time as a change in estimate.
Note 5. Severance Related Liabilities
The activity in our severance related liabilities for the six months ended June 30, 2009 was as follows:

(Unaudited, in millions)	2009 Initiatives	2008 Initiatives	2007 Initiatives	Total

Balance at December 31, 2008	$—	$34	$21	$55
Charges (credits)	7	(2)	(2)	3
Payments	(3)	(5)	(4)	(12)
Other	—	1	1	2

Balance at June 30, 2009	$4	$28	$16	$48

During the six months ended June 30, 2009, we recorded employee termination costs primarily due to the indefinite idling of our Alabama River, Alabama newsprint mill since it became probable the mill would remain idled for a period greater than six months, the period at which employees are entitled to severance benefits.
In 2008, we recorded employee termination costs primarily related to the decision to close our Grand Falls, Newfoundland and Labrador paper mill, together with downsizings at several of our other mills, as well as the departure of certain corporate employees.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
In 2007, we recorded employee termination costs primarily associated with the mill-wide restructurings at several of our mills, the allocation of the purchase price of Abitibi to severance liabilities assumed in the combination of Abitibi and Bowater, lump-sum payouts of pension assets to certain employees and certain changes to our U.S. postretirement benefit plans.
As a result of the Creditor Protection Proceedings, severance payments may only be made pursuant to a court order or an approved plan of reorganization.
We do not allocate employee termination and severance costs to our segments. Termination costs that are not associated with our restructuring are classified as “Cost of sales, excluding depreciation, amortization and cost of timber harvested” (manufacturing personnel), “Selling and administrative expenses” (administrative personnel) or “Closure costs, impairment and other related charges” (mill closures) in our Consolidated Statements of Operations. Such costs are included in “Corporate and Other” in Note 16, “Segment Information.” Additionally, termination and severance costs incurred as part of our restructuring will be included in “Reorganization items, net” in our Consolidated Statements of Operations. The severance accruals are included in “Accounts payable and accrued liabilities” or “Liabilities subject to compromise” in our Consolidated Balance Sheets.
Note 6. Other (Expense) Income, Net
Other (expense) income, net for the three and six months ended June 30, 2009 and 2008 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2009	2008	2009	2008

Foreign exchange (loss) gain	$(10)	$(16)	$(4)	$25
Fees for waivers and amendments to accounts receivable securitization program (1)	(12)	—	(23)	—
Loss from equity method investments	(2)	(2)	(2)	(3)
Interest income (2)	—	3	—	6
Gain on extinguishment of debt	—	31	—	31
Loss from sale of accounts receivable	(4)	(5)	(7)	(10)
Miscellaneous (loss) income	(2)	4	5	—

	$(30)	$15	$(31)	$49

(1)	As consideration for entering into certain waivers and amendments to our former accounts receivable securitization program, we incurred fees of $12 million and $23 million in the three and six months ended June 30, 2009, respectively. For additional information, reference is made to Note 10, “Liquidity, Debt and Interest Expense – Abitibi and Donohue accounts receivable securitization program,” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 15, 2009.

(2)	Subsequent to the Creditor Protection Proceedings, we have recorded interest income in “Reorganization items, net,” in the Consolidated Statements of Operations.
Note 7. Loss Per Share
No adjustments to net loss were necessary to compute net loss per basic and diluted share for all periods presented. Additionally, no adjustments to our basic weighted-average number of common shares outstanding were necessary to compute our diluted weighted-average number of common shares outstanding for all periods presented. Options to purchase 3.6 million shares for both the three and six months ended June 30, 2009, and 3.8 million shares for both the three and six months ended June 30, 2008 were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 0.2 million equity-classified restricted stock units for both the three and six months ended June 30, 2009, and 0.2 million equity-classified restricted stock units for both the three and six months ended June 30, 2008 were excluded from the calculation of diluted loss per share for the same reason. In addition, no adjustments to net loss and the diluted weighted-average number of common shares outstanding were necessary for all

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
periods presented after giving effect to the assumed conversion of the convertible notes representing 36.9 million additional common shares for the three and six months ended June 30, 2009 and 35 million additional common shares for the three and six months ended June 30, 2008.
Note 8. Inventories, Net
Inventories, net as of June 30, 2009 and December 31, 2008 were comprised of the following:

	June 30,	December 31,
(Unaudited, in millions)	2009	2008

At lower of cost or market:
Raw materials and work in process	$100	$129
Finished goods	276	275
Mill stores and other supplies	306	327

	682	731
Excess of current cost over LIFO inventory value	(18)	(18)

	$664	$713

During the six months ended June 30, 2009, we recorded charges of $12 million for write-downs of mill stores inventory associated with our Alabama River and Dalhousie mills. Charges for inventory write-downs were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations.
Note 9. Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets
Assets held for sale as of June 30, 2009 and December 31, 2008 were comprised of the following:

	June 30,	December 31,
(Unaudited, in millions)	2009	2008

Accounts receivable, net	$1	$2
Inventories, net	3	3
Other current assets	1	7
Fixed assets, net	135	372
Amortizable intangible assets, net	269	554
Other assets	—	15

	$409	$953

Liabilities associated with assets held for sale as of June 30, 2009 and December 31, 2008 were comprised of the following:

	June 30,	December 31,
(Unaudited, in millions)	2009	2008

Accounts payable and accrued liabilities	$4	$19
Long-term debt	—	205
Other long-term liabilities	56	185

	$60	$409

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
As of June 30, 2009, we held our investment in Manicouagan Power Company and some of our timberlands for sale. Since we have control over Manicouagan Power Company, our unaudited interim consolidated financial statements include this entity on a fully consolidated basis. The assets and liabilities related to this investment held for sale are

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
carried in our Consolidated Balance Sheets at the lower of carrying value or fair value less costs to sell. As of June 30, 2009, we expected to complete a sale of this investment within the next twelve months for an amount that approximates its current carrying value. See Note 4, “Closure Costs, Impairment and Other Related Charges,” for additional information. On March 13, 2009, we announced that we signed a non-binding agreement in principle for the sale of our interest in Manicouagan Power Company for a total purchase price of approximately Cdn$615 million ($529 million), payable 90% upon the closing of the transaction and 10% on the second anniversary of the closing, subject to adjustment for contingencies. The non-binding agreement is subject to certain terms and conditions including, but not limited to, satisfactory due diligence, obtaining required consents and approvals and negotiation and execution of definitive agreements (including a long-term power supply agreement for our Baie-Comeau, Quebec paper mill). In addition, pursuant to the Abitibi DIP Agreement (as defined and discussed in Note 11, “Liquidity and Debt”), net cash proceeds from the sale of our investment in Manicouagan Power Company must be used to repay any loans outstanding under the Abitibi DIP Agreement.
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), sets out the criteria that need to be met for the classification of assets as held for sale. Of the assets previously classified as held for sale, management has determined that only our investment in Manicouagan Power Company continues to meet the SFAS 144 criteria as of June 30, 2009. As a result, all other assets held for sale as of December 31, 2008, except for our investment in Manicouagan Power Company, those that were sold and our investment in ACH Limited Partnership, as described below, were reclassified to assets “held and used.”
As of December 31, 2008, our investment in ACH Limited Partnership was classified as an asset held for sale. During the first quarter of 2009, it was determined that it was no longer probable that we would finalize the sale of this investment within the next twelve months and, accordingly, beginning with the quarter ended March 31, 2009, our investment in ACH Limited Partnership is no longer included in our assets held for sale. Since we have control over ACH Limited Partnership, our unaudited interim consolidated financial statements include this entity on a fully consolidated basis.
We cease recording depreciation and amortization when assets are classified as held for sale. During the first quarter of 2009, we recorded “catch-up” depreciation and amortization expense related to the fixed assets and amortizable intangible assets of ACH Limited Partnership of $2 million, representing depreciation and amortization expense for the period while our investment in ACH Limited Partnership was considered an asset held for sale. No “catch up” depreciation and amortization expense was required for the assets reclassified as “held and used” during the second quarter of 2009, since all such assets were related to closed mills.
There were no material asset sales during the three months ended June 30, 2009. During the six months ended June 30, 2009, we sold 191,838 acres of timberlands and other assets, including the water system associated with our Lufkin, Texas mill, for proceeds of $69 million, resulting in a net gain on disposition of assets of $53 million. The remainder of the Lufkin mill assets, including real estate, buildings and equipment, are still for sale.
During the three and six months ended June 30, 2008, we recorded a net gain on disposition of assets of $17 million and $40 million, respectively, primarily related to the sale of timberlands. During the three and six months ended June 30, 2008, we completed the sale of 28,200 and 43,100 acres, respectively, of timberlands and other assets, mainly our Snowflake and Price sawmills. These asset sales generated aggregate proceeds of $176 million and $205 million during the three and six months ended June 30, 2008, respectively.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 10. Pension and Other Postretirement Benefit Plans
The components of net periodic benefit (credit) cost relating to our pension and other postretirement benefits plans (“OPEB plans”) for the three and six months ended June 30, 2009 and 2008 were as follows:
Pension Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2009	2008	2009	2008

Components of net periodic benefit cost (credit):
Service cost	$9	$18	$19	$37
Interest cost	82	89	164	178
Expected return on plan assets	(87)	(101)	(175)	(203)
Amortization of prior service cost	1	1	2	2
Recognized net actuarial (gain) loss	(2)	2	(4)	4
Special termination benefits	—	4	—	4
Curtailments and settlements	—	—	(10)	—

	$3	$13	$(4)	$22

OPEB Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2009	2008	2009	2008

Components of net periodic benefit cost:
Service cost	$1	$1	$2	$2
Interest cost	6	6	12	12
Amortization of prior service cost	(3)	(3)	(6)	(6)
Recognized net actuarial loss	1	1	2	2
Curtailments and settlements	(1)	2	(2)	2

	$4	$7	$8	$12

Events impacting net periodic benefit cost for the three and six months ended June 30, 2009
In June 2009, as a result of the permanent closure of our Westover, Alabama sawmill and Goodwater, Alabama planer mill operations, approximately 60 positions were eliminated. As a result, a curtailment gain of $1 million was included in the net periodic benefit cost of our OPEB plans.
In February 2009, upon the permanent closure of our Grand Falls, Newfoundland and Labrador paper mill, approximately 473 positions were eliminated. As a result, a curtailment gain of $10 million was included in the net periodic benefit cost (credit) of our pension plans and a curtailment gain of $1 million was included in the net periodic benefit cost of our OPEB plans.
Events impacting net periodic benefit cost for the three and six months ended June 30, 2008
In June 2008, we recorded special termination benefits of $4 million related to the retirement of certain executives. These special termination benefits were included in the net periodic benefit cost (credit) of our pension plans and will likely result in a settlement loss at the time the benefits are paid.
In June 2008, the cumulative number of employees terminated as a result of the combination of Abitibi and Bowater became significant, triggering a curtailment. As a result, a curtailment loss of $2 million was included in the net periodic benefit cost of our OPEB plans.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 11. Liquidity and Debt
Prior to the commencement of the Creditor Protection Proceedings, our primary sources of liquidity and capital resources were cash-on-hand, cash provided by operations and availability under our bank credit facilities and accounts receivable securitization program.
Following the commencement of the Creditor Protection Proceedings, in addition to cash-on-hand and cash provided by operations, our external sources of liquidity are comprised of the following (which are defined and discussed below): (i) the Bowater DIP Agreement, (ii) the Abitibi DIP Agreement and (iii) the Abitibi and Donohue second amended and restated accounts receivable securitization program. All other previous external sources of liquidity are no longer available.
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings. Due to the commencement of the Creditor Protection Proceedings, unsecured pre-petition debt obligations of $4,893 million are included in “Liabilities subject to compromise” in our Consolidated Balance Sheets as of June 30, 2009. Secured pre-petition debt obligations of $1,085 million (consisting of Abitibi’s $413 million 13.75% Senior Secured Notes due 2011, Abitibi’s $347 million term loan and Bowater’s $325 million bank credit facilities) are included in current liabilities in our Consolidated Balance Sheets as of June 30, 2009. See Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.”
SOP 90-7 requires that debt discounts and premiums, as well as debt issuance costs, be viewed as valuations of the related debt. When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt discounts, premiums and issuance costs to the extent necessary to report the debt at this allowed amount). Through August 11, 2009, the Courts have not classified any of our outstanding debt obligations as allowed claims. Therefore, we have not adjusted debt discounts, premiums and issuance costs, totaling $671 million as of June 30, 2009, related to our outstanding debt. We may be required to expense these amounts or a portion thereof as reorganization items if the Courts ultimately allow claim amounts that differ from the net carrying amount of the debt.
In accordance with SOP 90-7, we have continued to record interest expense on our pre-petition debt obligations only to the extent that: (i) interest will be paid during the Creditor Protection Proceedings or (ii) it is probable that interest will be an allowed priority, secured or unsecured claim. As such, we have continued to accrue interest on the Debtors’ pre-petition secured debt obligations and the CCAA filers’ pre-petition unsecured debt obligations (based on the expectation that accrued interest on the CCAA filers’ pre-petition debt obligations will be a permitted claim under the CCAA Proceedings) at the contractual non-default rates. Interest expense recorded in our Consolidated Statements of Operations totaled $143 million and $335 million for the three and six months ended June 30, 2009, respectively. Contractual interest expense totaled $194 million and $386 million for the three and six months ended June 30, 2009, respectively. Subsequent to the initiation of the Creditor Protection Proceedings, cash payments for interest will only be made on the Abitibi DIP Agreement (as defined below), the Bowater DIP Agreement (as defined below), the Bowater bank credit facilities and Abitibi’s senior secured term loan.
Abitibi and Donohue liquidity
Abitibi’s and Donohue’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations, the Abitibi DIP Agreement (defined below) and availability under the accounts receivable securitization program. As of June 30, 2009, Abitibi and Donohue had cash-on-hand of approximately $110 million and $22 million, respectively. As of June 30, 2009, Abitibi and Donohue had $57.5 million of available borrowings under the Abitibi DIP Agreement ($30 million of borrowings outstanding) and $118 million outstanding under their accounts receivable securitization program.
Abitibi DIP Agreement
In the Creditor Protection Proceedings, we have sought and obtained approval by the Canadian Court to enter into a debtor in possession financial facility for the benefit of Abitibi and Donohue. On May 6, 2009, we entered into a letter loan agreement (the “Abitibi DIP Agreement”), among Abitibi and Donohue, as borrowers (the “Borrowers”), certain

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
subsidiaries of Abitibi as guarantors and the Bank of Montreal, as lender (“BMO”), which was acknowledged by Investissement Quebec, as sponsor (the “Sponsor”). The Abitibi DIP Agreement has been approved by the Canadian Court. Although Donohue is a signatory thereto, the Abitibi DIP Agreement will not be enforceable against Donohue until such time as the U.S. Court has granted an order authorizing and approving the DIP Facility (as defined below) and the charge in connection therewith with respect to Donohue (the “U.S. DIP Order”). Donohue has no obligation to seek, and does not expect to seek, a U.S. DIP Order and its failure to obtain such U.S. DIP Order will not affect the rights of Abitibi under the Abitibi DIP Agreement.
The Abitibi DIP Agreement provides for borrowings in an aggregate principal amount of up to $100 million for Abitibi and, following any U.S. DIP Order, Donohue (the “DIP Facility”), provided that Donohue will not borrow more than $10 million in the aggregate and that a minimum availability of $12.5 million shall be maintained at all times. The DIP Facility will be made available by way of loans advanced in multiple disbursements pursuant to borrowing requests. Such loans will bear interest at either the London interbank offered rate for deposits in U.S. dollars (“LIBOR”) plus 1.75% (with a LIBOR floor of 3.0%) or the BMO U.S. base rate, as defined in the Abitibi DIP Agreement, plus 0.75%. The outstanding principal amount of loans under the DIP Facility, plus accrued and unpaid interest are to be repaid in full at the earliest of: (i) April 30, 2010; (ii) the effective date of a plan of reorganization or a plan of compromise or arrangement confirmed by order of the Courts; (iii) the acceleration of the Abitibi DIP Agreement or the occurrence of a specified event of default within the meaning set forth in the Abitibi DIP Agreement and (iv) the unenforceability of the backstop guarantee of the Sponsor. Notwithstanding the foregoing, the Borrowers will be required to repay the DIP Facility no later than November 1, 2009, as not doing so will result in the occurrence of a specified event of default. In addition, the Borrowers will be required to make mandatory prepayments of any loans outstanding from the net cash proceeds of, among other things, any payment by a governmental authority in respect of any expropriation claim and the sale of our investment in Manicouagan Power Company.
The obligations of Abitibi under the Abitibi DIP Agreement are guaranteed by certain of Abitibi’s subsidiaries (collectively, the “Subsidiary Guarantors”) and secured by superpriority liens (the “DIP Liens”) on all present and after-acquired property of Abitibi and the Subsidiary Guarantors provided that the DIP Liens are subordinated to: (i) an administrative charge ordered by the Canadian Court in the aggregate amount not exceeding $6 million of professional fees and disbursements in connection with the CCAA Proceedings; (ii) a directors’ charge not exceeding $22.5 million and (iii) the interests of Citibank, N.A., Abitibi Consolidated Sales Corporation and the other parties to the accounts receivable securitization program. Furthermore, the repayment obligation of the Borrowers under the DIP Facility is guaranteed by the Sponsor.
The Abitibi DIP Agreement contains customary covenants for debtor in possession financings of this type, including, among other things, the obligation for Abitibi to provide a rolling 13-week cash flow forecast of receipts and disbursements and weekly cash flow results.
In accordance with its stated purpose, the proceeds of the loans under the Abitibi DIP Agreement will be used by us for working capital and other general corporate purposes, including costs of the Creditor Protection Proceedings and fees and expenses associated with the DIP Facility.
As consideration for entering into the Abitibi DIP Agreement, during the second quarter of 2009, we incurred fees of approximately $4 million, which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations (see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net”).
Abitibi and Donohue accounts receivable securitization program
Abitibi and certain subsidiaries of Donohue (the “Participants”) continue to participate in an accounts receivable securitization program that was established when Donohue was a subsidiary of Abitibi. Accordingly, the Participants share among themselves the amounts available under the accounts receivable securitization program. The Participants sell most of their trade receivables in order to reduce working capital requirements.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
As of June 30, 2009, amounts outstanding under the Participants’ accounts receivable securitization program were as follows:

				Weighted
				Average
		Amount	Termination	Interest
(Unaudited, in millions)	Commitment	Outstanding	Date	Rate

Off-Balance Sheet:
Accounts receivable securitization program	$270	$118	June 16, 2010	10.50%

As of June 30, 2009, the Participants had transferred $306 million of trade receivables resulting in cash proceeds of $118 million, which represented the total available at that time, based on the current level and eligibility of trade receivables. Accounts receivable are sold at discounted amounts based on the securitization provider’s funding cost plus a margin. The Participants act as servicing agents and administer the collection of the accounts receivable sold pursuant to these agreements. The fees received for servicing the accounts receivable approximate the value of services rendered. The amount that can be obtained under the accounts receivable securitization program depends on the amount and nature of the accounts receivable available to be sold. The commitment fee for the unused portion is 1.50% per annum.
On June 16, 2009, Abitibi and certain of its affiliates amended and restated, in its entirety, the existing accounts receivable securitization program, which now provides for an accounts receivable securitization facility in an amount of up to $270 million to be provided by the banks party to the agreement. Unless terminated earlier due to the occurrence of certain events of termination, or the substantial consummation of a plan of reorganization or a plan of compromise or arrangement confirmed by order of the Courts or unless extended pursuant to its new terms, the facility will terminate on June 16, 2010. The facility may be extended to September 16, 2010 or December 16, 2010 upon the satisfaction of certain conditions. All payment obligations of Abitibi-Consolidated U.S. Funding Corp., a subsidiary of Donohue, under the facility are secured by all of its assets and guaranteed by the following subsidiaries of ours: Donohue, Abitibi Consolidated Sales Corporation, Abitibi-Consolidated Corp., Augusta Woodlands, LLC, Abitibi-Consolidated Alabama Corporation and Alabama River Newsprint Company. Final approval of the amended and restated accounts receivable securitization program has been given by the Courts.
As consideration for entering into the amended and restated accounts receivable securitization program, during the second quarter of 2009, we incurred fees of approximately $11 million, which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations (see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net”).
Bowater liquidity
Bowater’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations and the Bowater DIP Agreement (defined below). As of June 30, 2009, Bowater had cash-on-hand of approximately $347 million.
Bowater DIP Agreement
In the Creditor Protection Proceedings, we have sought and obtained final approval by the Courts to enter into a debtor in possession financial facility for the benefit of AbitibiBowater Inc. and certain of our Bowater subsidiaries. On April 21, 2009, we entered into a Senior Secured Superpriority Debtor In Possession Credit Agreement (the “Bowater DIP Agreement”) among AbitibiBowater Inc., Bowater and BCFPI, as borrowers, Fairfax Financial Holdings Limited (“Fairfax”), as administrative agent, collateral agent and an initial lender, and Avenue Investments, L.P., as an initial lender. On May 8, 2009, Law Debenture Trust Company of New York replaced Fairfax as the administrative agent and collateral agent under the Bowater DIP Agreement.
The Bowater DIP Agreement provides for term loans in an aggregate principal amount of $206 million (the “Initial Advance”), consisting of a $166 million term loan facility to AbitibiBowater Inc. and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. Following the payment of fees payable to the lenders in connection with the Bowater DIP Agreement, the U.S. Borrowers and BCFPI received aggregate loan proceeds of $195.7 million. The Bowater DIP Agreement also permits the U.S. Borrowers to request, subject to the approval of the requisite lenders

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
under the Bowater DIP Agreement, an incremental term loan facility (the “Incremental Facility”) and an asset based-revolving credit facility (the “ABL Facility”) provided that the aggregate principal amount of the Initial Advance and the Incremental Facility may not exceed $360 million and the aggregate principal amount of the Initial Advance, Incremental Facility and the ABL Facility may not exceed $600 million. The outstanding principal amount of loans under the Bowater DIP Agreement, plus accrued and unpaid interest, will be due and payable on April 21, 2010 (the “Maturity Date”), but is subject to an earlier maturity date under certain circumstances. The Maturity Date may be extended for two additional periods of three months each, subject to the satisfaction of certain conditions. Borrowings under the Bowater DIP Agreement will bear interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or LIBOR, in each case plus a specified margin. The interest margin for base rate loans is 6.50%, with a base rate floor of 4.50%. The interest margin for LIBOR loans is 7.50%, with a LIBOR floor of 3.50%. Such interest rates will each increase by 1.00% if the Maturity Date is extended beyond April 21, 2010. The obligations of the U.S. Borrowers under the Bowater DIP Agreement are guaranteed by AbitibiBowater Inc., Bowater, Bowater Newsprint South LLC (“Newsprint South”), a direct, wholly-owned subsidiary of AbitibiBowater Inc., which was a wholly-owned subsidiary of Bowater prior to May 15, 2008, and each of the U.S. subsidiaries of Bowater and Newsprint South that are debtors in the Chapter 11 Cases (collectively, the “U.S. Guarantors”) and secured by all or substantially all of the assets of each of the U.S. Borrowers and the U.S. Guarantors. The obligations of BCFPI under the Bowater DIP Agreement are guaranteed by the U.S. Borrowers and the U.S. Guarantors and each of Bowater’s Canadian subsidiaries (other than BCFPI) that are debtors in the CCAA Proceedings (collectively, the “Canadian Guarantors”) and secured by all or substantially all of the assets of BCFPI and the Canadian Guarantors. On June 24, 2009, Bowater Canadian Finance Corporation was released from its obligations under the Bowater DIP Agreement.
On June 5, 2009, the Bowater DIP Agreement was amended to, among other things: (i) correct certain documentation errors, including, but not limited to: (a) correcting the minimum base rate from 2.50% per annum to 4.50% per annum, (b) modifying the calculation of the fixed charge coverage ratio required to be maintained by Bowater and the guarantors under the Bowater DIP Agreement and (c) clarifying certain provisions related to interest calculations and payment dates (including waiving certain defaults which occurred as a result of confusion over the prior language); (ii) amend the definition of consolidated EBITDA to, among other things, permit Chapter 11 and CCAA expenses, including professional fees, to be added to net income for purposes of calculating consolidated EBITDA; (iii) permit additional debt owed by Calhoun Newsprint Company (“CNC”), a subsidiary owned 51% by us and 49% by Herald Company, Inc., to one or more Bowater entities so long as the aggregate amount of such additional debt, together with any additional investments in CNC, does not exceed $10 million; (iv) extend the time available for AbitibiBowater to appoint a chief restructuring officer from June 5, 2009 to June 20, 2009 (or such later time as the required lenders approved) and (v) extend the time available from June 5, 2009 to June 30, 2009 to: (a) obtain private debt ratings from Moody’s Investor Services, Inc. and Standard & Poor’s Rating Services on the loans under the term loan facility provided pursuant to the Bowater DIP Agreement and any other incremental facility and (b) provide the mortgages and other related documentation with respect to certain properties. We complied with these requirements.
The Bowater DIP Agreement contains customary covenants for debtor in possession financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the incurrence and repayment of indebtedness; (iii) restrictions on the incurrence of liens; (iv) restrictions on making certain payments; (v) restrictions on investments; (vi) restrictions on asset dispositions and (vii) restrictions on modifications to material indebtedness. Additionally, the Bowater DIP Agreement contains certain financial covenants, including, among other things: (i) a minimum consolidated EBITDA; (ii) a minimum fixed charge coverage ratio and (iii) a maximum amount of capital expenditures.
In accordance with its stated purpose, the proceeds of the Bowater DIP Agreement will be used by us, among other things, for working capital, general corporate purposes, to pay adequate protection to holders of secured debt under Bowater’s and BCFPI’s pre-petition bank credit facilities, to pay the costs associated with administration of the Creditor Protection Proceedings and to pay transaction costs, fees and expenses in connection with the Bowater DIP Agreement.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
As consideration for entering into the Bowater DIP Agreement, during the second quarter of 2009, we incurred fees of approximately $14 million, which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations (see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net”).
ACH Limited Partnership
We own 75% of ACH Limited Partnership (“ACH”) and Caisse de depot et placement du Quebec owns the remaining 25% of ACH. Since we have control over ACH, our unaudited interim consolidated financial statements include this entity on a fully consolidated basis. ACH was excluded from the Creditor Protection Proceedings and we expect that it will continue to operate outside of such proceedings. As of June 30, 2009, ACH had outstanding debt comprised of a $215 million (Cdn$250 million) 7.132% loan due 2017 (the “Loan”). In addition, ACH has entered into a Cdn$15 million bank revolving credit agreement due March 31, 2010 (the “Credit Agreement,” and collectively with the Loan, the “Agreements”). ACH has not drawn down any of the Credit Agreement. As of June 30, 2009, ACH failed to meet a financial covenant under the Agreements but obtained a waiver from the lenders and no default occurred. ACH’s ability to maintain compliance with each of the financial covenants for the next 12 months is uncertain and as a result, as of June 30, 2009, we reclassified the $215 million Loan from “Long-term debt, net of current portion” to “Current portion of long-term debt” in our Consolidated Balance Sheets. Any future breach or default under the Agreements that is not waived by the lenders is not expected to significantly affect our liquidity or capital resources, but may force ACH to seek alternate sources of financing or to seek creditor protection pursuant to the CCAA, and thereby may affect the value of our equity in ACH.
Note 12. Income Taxes
The income tax benefit attributable to loss before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three and six months ended June 30, 2009 and 2008 as a result of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2009	2008	2009	2008

Loss before income taxes	$(547)	$(251)	$(764)	$(495)

Income tax benefit (provision):
Expected income tax benefit	191	88	267	173
Increase (decrease) in income taxes resulting from:
Valuation allowance	(75)	(79)	(146)	(172)
Foreign exchange	(48)	(1)	(37)	28
State income taxes, net of federal income tax benefit	—	—	—	(1)
Foreign taxes	(17)	(7)	(23)	(21)
Tax reserves	—	(2)	—	(8)
Other, net	(17)	6	(20)	3

	$34	$5	$41	$2

During the three months ended June 30, 2009 and 2008, income tax benefits of approximately $75 million and $82 million, respectively, generated on the majority of our current quarter losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. During the six months ended June 30, 2009 and 2008, income tax benefits of approximately $146 million and $175 million, respectively, generated on the majority of our operating losses for the first six months of 2009 and 2008 were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future losses will probably be offset by additional increases to the valuation allowance (tax charge). During the three and six months ended June 30, 2009, we recorded a tax recovery of approximately $41 million and $49 million, respectively, related to the asset impairment charges recorded associated with our assets held for sale for our investment in Manicouagan Power Company. For additional information, see Note 4, “Closure Costs, Impairment and Other Related Charges.”

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
During the six months ended June 30, 2009, we reversed $36 million of liabilities for unrecognized tax benefits as a result of pending Canadian legislation that was enacted during the first quarter of 2009. This reversal had no impact on income tax expense, as it was offset by an adjustment to the valuation allowance.
Note 13. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008 was comprised of the following:

	June 30,	December 31,
(Unaudited, in millions)	2009	2008

Unamortized prior service costs (1)	$(13)	$(9)
Unamortized actuarial losses (2)	(258)	(256)
Foreign currency translation (3)	(113)	(119)

	$(384)	$(384)

(1)	Net of deferred tax provision of $16 million as of both June 30, 2009 and December 31, 2008. Net of noncontrolling interests of $2 million as of both June 30, 2009 and December 31, 2008.

(2)	Net of deferred tax benefit of $64 million as of both June 30, 2009 and December 31, 2008. Net of noncontrolling interests of $1 million as of both June 30, 2009 and December 31, 2008.

(3)	No tax effect was recorded for foreign currency translation since the investment in foreign net assets translated are deemed indefinitely invested. Net of noncontrolling interests of $6 million and $0 as of June 30, 2009 and December 31, 2008, respectively.
Note 14. Derivative Financial Instruments and Other Embedded Derivatives
We previously utilized certain derivative financial instruments to enhance our ability to manage risk relating to cash flow exposures. Derivative financial instruments were entered into for periods consistent with related underlying cash flow exposures and did not constitute positions independent of those exposures. We did not enter into contracts for speculative purposes; however, from time to time, we entered into interest rate, commodity and currency derivative contracts that were not accounted for as accounting hedges. Counterparty risk was limited to institutions with long-term debt ratings of A or better for North American financial institutions or ratings of AA or better for international institutions.
During the pendency of the Creditor Protection Proceedings, the extent to which we will be permitted to utilize derivative instruments will be limited.
The fair value of our derivative instruments is determined based on the fair value hierarchy provided in SFAS 157, which requires the use of observable inputs whenever available. In addition, we consider the risk of non-performance of the obligor, which in some cases reflects our own credit risk, in determining the fair value of our derivative instruments. There have been no material changes to the methods used in determining the fair value of our derivative instruments as described in our consolidated financial statements for the year ended December 31, 2008.
We maintain a cogeneration facility that was constructed by a third party at our Bridgewater facility and are under contract with this third party for the purchase of steam and electricity produced at this cogeneration facility. This contract contains two embedded derivative features; an index forward contracts component and a call option component, which have been bundled together as a single and compound embedded derivative instrument:
•	In order to determine the fair value of the forward contracts component, the standing charge, including the current gas, electricity and oil indices are priced as forward contracts (“index forward contracts”) and future cash flows based on these indices, a portion of which is not observable, are projected over the remaining term of the contract, after deduction for the minimum lease payments. The present value of the future payments on this embedded derivative component are then determined.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
•	In calculating the fair value of the call option component, we considered the termination charge mechanism as a cap on the fair value of the various components of the contract (embedded derivative and the capital lease obligation), thus in essence a “call option” (which is currently considered in-the-money) to terminate the contract for a determinable (i.e. strike) price. As such, the termination charge is considered a series of call options with strike prices that change over time subject to a pre-determined contractual schedule. The fair value of the option is calculated by taking into account the difference between the total contract obligation and the termination charge.
The embedded derivative is recorded at fair value with changes in fair value reported in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. The carrying value of the embedded derivative is also impacted by foreign currency translation adjustments, with changes related to exchange recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. The embedded derivative’s carrying value increased by approximately $4 million, net, for the six months ended June 30, 2009, of which approximately $5 million was related to foreign currency translation and was partially offset by a decrease of approximately $1 million related to the change in fair value of the embedded derivative. The embedded derivative was estimated at $44 million as of June 30, 2009 and was recorded in “Other long-term liabilities” in our Consolidated Balance Sheets.
Information as of June 30, 2009 and December 31, 2008 regarding our outstanding interest rate swap, natural gas swap and cogeneration contract embedded derivative contracts’ notional amount, fair value and range of interest rates or natural gas index prices is summarized in the table below. The fair value of our derivative financial instruments was based on current termination values or quoted market prices of comparable contracts, adjusted for the risk of non-performance of the obligor in the contract. The notional amount of these natural gas swap and interest rate swap contracts represented the principal amount used to calculate the amount of periodic payments and does not represent our exposure on these contracts.

		Net Asset/		Range Of
	Notional	(Liability)	SFAS 157	Natural Gas
	Amount of	Fair	Valuation	Index Prices and
(Unaudited, in millions, except rates and prices)	Derivatives	Value	Hierarchy	Interest Rates

As of June 30, 2009:
Cogeneration contract embedded derivative	Multiple (1)	$(44)	Level 3	Multiple (1)

As of December 31, 2008:
Natural gas swap agreements due in 2009	$2	$(1)	Level 2	$5.878 - 14.32
Receive fixed rate interest rate swaps (2)	100	7	Level 2	5.40% - 5.42%
Cogeneration contract embedded derivative	Multiple (1)	(40)	Level 3	Multiple (1)

(1)	The cogeneration contract embedded derivative contains multiple notional amounts and uses multiple indices to determine the fair value.

(2)	On April 14, 2009, we terminated these interest rate swaps and on April 16, 2009, we received cash proceeds of approximately $5 million. As a result of the termination, we incurred a net loss of $2 million, which was recorded in “Interest expense” in our Consolidated Statements of Operations.
The counterparties to our derivative financial instruments were substantial and creditworthy multi-national financial institutions. We entered into master netting agreements with those counterparties that provided that in the event of default, any amounts due to or from a counterparty would be offset. The risk of counterparty nonperformance was considered to be unlikely.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
The changes in the cash flow hedges included in Accumulated other comprehensive loss for the six months ended June 30, 2009 and 2008 were as follows:

(Unaudited, in millions)	2009	2008

Losses reclassified on matured cash flow hedges	$—	$12
Unrecognized losses for change in value on outstanding cash flow hedging instruments	—	(2)

	—	10
Income tax	—	(3)

	$—	$7

As of June 30, 2009 and December 31, 2008, we did not have any derivative financial instruments that qualified as cash flow hedges.
Note 15. Commitments and Contingencies
Creditor Protection Proceedings
On April 16, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for relief under Chapter 11. In addition, on April 17, 2009, AbitibiBowater Inc. and certain of its Canadian subsidiaries sought creditor protection under the CCAA. On April 17, 2009, Abitibi and ACCC each filed Chapter 15 Cases to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. Our subsidiaries which own our Bridgewater, United Kingdom and Mokpo, South Korea operations were not included in the Creditor Protection Proceedings and will continue to operate outside of such proceedings. In addition, almost all of our less than wholly-owned subsidiaries were excluded from the Creditor Protection Proceedings and will continue to operate outside of such proceedings. See Note 2, “Creditor Protection Proceedings,” for additional information.
Legal items
We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Although the final outcome of any of these matters is subject to many variables and cannot be predicted with any degree of certainty, we establish reserves for a matter when we believe an adverse outcome is probable and the amount can be reasonably estimated. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on our results of operations in any given quarter or year. Subject to certain exceptions, all litigation against AbitibiBowater Inc. and its subsidiaries that are parties to the Creditor Protection Proceedings that arose or may arise out of pre-petition conduct or acts is subject to the automatic stay provisions of Chapter 11 and the CCAA and the orders of the Courts rendered thereunder. As a result, we believe that these matters will not have a material adverse effect on our results of operations during the Creditor Protection Proceedings.
We continue to work to resolve the matter relating to the expropriation of our assets in the Province of Newfoundland and Labrador, as further described in Note 21, “Commitments and Contingencies – Extraordinary loss on expropriation of assets,” included in our consolidated financial statements for the year ended December 31, 2008. We are in a position to submit a notice of arbitration pursuant to the relevant NAFTA provisions now that the mandatory 90-day waiting period following the filing of our notice of intent to arbitrate has passed. The filing of the notice of arbitration may be delayed to provide additional time for settlement opportunities.
Information relative to our legal proceedings is presented in Note 21, “Commitments and Contingencies – Legal items,” included in our consolidated financial statements for the year ended December 31, 2008. Except as otherwise described herein, there have been no material developments to the legal proceedings described in our consolidated financial statements for the year ended December 31, 2008.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 16. Segment Information
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are newsprint, coated papers, specialty papers, market pulp and wood products.
None of the income or loss items following “Operating loss” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net gain on disposition of assets, costs associated with our unsuccessful refinancing efforts and other discretionary charges or credits are not allocated to our segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.
Information about segment sales and operating income (loss) for the three and six months ended June 30, 2009 and 2008 was as follows:

			Coated	Specialty	Market	Wood	Corporate	Consolidated
(Unaudited, in millions)		Newsprint	Papers	Papers	Pulp(1)	Products(2)	and Other	Total

Sales
Second quarter	2009	$441	$94	$328	$117	$56	$—	$1,036
Second quarter	2008	788	166	449	169	124	—	1,696

First six months	2009	935	208	673	219	109	5	2,149
First six months	2008	1,597	335	908	337	247	—	3,424

Operating income (loss) (3)
Second quarter (4)	2009	$(81)	$27	$21	$38	$(20)	$(270)	$(285)
Second quarter	2008	1	35	(32)	21	(13)	(75)	(63)

First six months (4)	2009	(62)	50	61	27	(47)	(328)	(299)
First six months	2008	(68)	69	(71)	52	(48)	(146)	(212)

(1)	Market pulp sales exclude inter-segment sales of $4 million for both the three months ended June 30, 2009 and 2008 and $6 million and $9 million for the six months ended June 30, 2009 and 2008, respectively.

(2)	Wood product sales exclude inter-segment sales of $32 million and $48 million for the three months ended June 30, 2009 and 2008, respectively, and $64 million and $94 million for the six months ended June 30, 2009 and 2008, respectively.

(3)	“Corporate and Other” operating loss for the three and six months ended June 30, 2009 and 2008 included the following special items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2009	2008	2009	2008

Net gain on disposition of assets	$1	$17	$53	$40
Employee termination costs	—	(7)	—	(15)
Closure costs, impairment and other related charges	(240)	(17)	(270)	(27)
Write-downs of mill stores inventory	(12)	—	(12)	—
Reversal of previously recorded Canadian capital tax liabilities due to new legislation	16	—	16	—
Fees for unsuccessful refinancing efforts	(4)	—	(10)	—

	$(239)	$(7)	$(223)	$(2)

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 — Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements

(4)	Operating income (loss) for newsprint, coated papers, specialty papers and market pulp included $4 million, $17 million, $8 million and $56 million, respectively, for the alternative fuel mixture tax credits for the three months ended June 30, 2009 and $6 million, $27 million, $13 million and $72 million, respectively, for the six months ended June 30, 2009. Reference is made to Note 17, “Alternative Fuel Mixture Tax Credits,” for additional information.
Note 17. Alternative Fuel Mixture Tax Credits
The U.S. Internal Revenue Code of 1986, as amended (the “Code”) provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. During the first quarter of 2009, Bowater applied for its registrations as alternative fuel mixtures for three of its sites. In March 2009, Bowater received notification that two sites’ registrations were approved. Bowater’s third site’s registration was approved in early April 2009. During the three and six months ended June 30, 2009, Bowater recorded $85 million and $118 million, respectively, of these credits, which were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. According to the Code, the tax credit expires at the end of 2009. The U.S. Congress is currently reviewing the Alternative Fuel Credit law and may enact legislation to repeal the credit prior to its scheduled expiration.
Note 18. Subsequent Events
The following significant events occurred subsequent to June 30, 2009 and through August 11, 2009, which is the date that these financial statements were issued:
•	Various motions and actions taken in connection with the Creditor Protection Proceedings, as more fully discussed in Note 2, “Creditor Protection Proceedings – Reorganization process.”
•	As a result of our repudiation of certain contracts with Boralex Dolbeau Inc. (see Note 2, “Creditor Protection Proceedings – Reorganization process”), our Dolbeau, Quebec facility has been effectively idled since July 7, 2009.
•	On July 27, 2009, we agreed to sell an aggregate of approximately 300,000 acres of timberlands in the Province of Quebec for aggregate consideration of approximately Cdn$53 million ($48 million). The Canadian Court has approved this transaction. In addition, on July 28, 2009, we agreed, subject to court approval, to participate in a transaction pursuant to which we would receive approximately $25 million in respect of a subsidiary’s interest in the sale of certain timberlands formerly owned by a predecessor of that entity. Each of these transactions is expected to close in the third quarter of 2009.
•	On August 4, 2009, we announced that we had implemented and will continue to work on selling, general and administrative (“SG&A”) austerity measures with a target reduction of approximately $100 million on an annualized basis, as compared to 2008. The SG&A reduction efforts include a 25% corporate headcount reduction, the suspension, until further notice, of 2009 incentive compensation plans, including special equity awards, a reduction of warehousing and inventory levels, limitations of in-house contractors, the suspension of many association memberships, the reduction of business travel expenses and the review of corporate lease arrangements.
•	On August 5, 2009, we announced that we will indefinitely idle our paper machines No. 4 and No. 5 at our Thunder Bay, Ontario newsprint mill, effective August 21, 2009, due to weak market conditions.

ABITIBIBOWATER INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) of AbitibiBowater Inc. (referred to with its subsidiaries and affiliates unless otherwise indicated, as “AbitibiBowater,” “we,” “our” or the “Company”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition for the three and six months ended June 30, 2009. On April 16 and 17, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for creditor protection. See “Creditor Protection Proceedings” below.
Cautionary Statements Regarding Forward-Looking Information and Use of Third-Party Data
Statements in this Quarterly Report on Form 10-Q that are not reported financial results or other historical information of AbitibiBowater are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our Creditor Protection Proceedings (as defined below), debtor in possession financing arrangements and reorganization process; our ability to successfully restructure our debt and other obligations at our Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”) (both subsidiaries of AbitibiBowater Inc.) subsidiaries; our efforts to reduce costs and increase revenues and profitability, including our continued efforts to reduce selling, general and administrative expenses; our business outlook; our curtailment of production of certain of our products; our assessment of market conditions; and the success of our program to sell non-core assets in light of the current global economic conditions and the requirements under the creditor protection proceedings to obtain court approval for asset sales, as well as strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate” and other terms with similar meaning indicating possible future events or potential impact on the business or shareholders of AbitibiBowater.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties relating to our creditor protection proceedings including, among other things: (a) risks associated with our ability to: continue as a going concern; stabilize the business to maximize the chances of preserving all or a portion of the enterprise; develop a comprehensive restructuring plan in an effective and timely manner; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; obtain court orders or approvals with respect to motions filed from time to time, including court approvals for asset sales; obtain alternative or replacement financing to replace our debtor in possession financing and restructure our substantial indebtedness and other obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the courts in order to successfully exit our creditor protection proceedings, especially in light of the current decline in the global economy and the credit crisis; successfully implement a comprehensive restructuring plan and a plan of reorganization; generate cash from operations and maintain cash-on-hand; operate within the restrictions and limitations of our current and any future debtor in possession financing arrangements; realize full or fair value for any assets or business we may divest as part of our comprehensive restructuring plan; attract and retain customers; maintain market share as our competitors move to capitalize on customer concerns; maintain current relationships with customers, vendors and trade creditors by actively and adequately communicating on and responding to events, media and rumors associated with the creditor protection proceedings that could adversely affect such relationships; resolve claims made against us in connection with the creditor protection proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; and reject, repudiate or terminate certain contracts; and (b) risks and uncertainties associated with: limitations on actions against any debtor during the creditor protection proceedings; and the values, if any, that will be ascribed in our creditor protection proceedings to our various pre-petition liabilities, common stock and other securities; and (ii) risks and uncertainties relating to our business including: industry conditions generally and further growth in alternative media; our ability to achieve growth in the stronger international destinations where market conditions are more favorable; our capital intensive operations and the adequacy of our capital resources; our ability to obtain timely contributions to our cost-reduction initiatives from our unionized and salaried employees; the prices and terms under which we would be able to sell targeted assets; the volatility of the U.S. dollar versus the Canadian dollar; the costs of raw materials such as energy, chemicals and fiber and the success of our post-merger integration activities, including the implementation of additional measures to

ABITIBIBOWATER INC.
enhance our operating efficiency and productivity; our ability to obtain fair compensation for our expropriated assets in the Province of Newfoundland and Labrador, Canada; and the possiblity that we could lose any or all of our equity interest in Augusta Newsprint Company. Additional risks that could cause actual results to differ from forward-looking statements are enumerated in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009, particularly the “Risks Relating to our Creditor Protection Proceedings.” See Item 1A, “Risk Factors,” in Part II of this Form 10-Q for a discussion of an additional risk factor. All forward-looking statements in this Quarterly Report on Form 10-Q are expressly qualified by the cautionary statements contained or referred to in this section and in our other filings with the United States Securities and Exchange Commission (“SEC”) and the Canadian securities regulatory authorities. We disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.
Market and industry data
Information about industry or general economic conditions contained in this Quarterly Report on Form 10-Q is derived from third-party sources and certain trade publications (“Third-Party Data”) that we believe are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.
Our Financial Information and the Going Concern Assumption
The discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited interim consolidated financial statements and related notes appearing in Item 1 of this Quarterly Report on Form 10-Q (“Unaudited Interim Consolidated Financial Statements”), which have been prepared assuming that AbitibiBowater will continue as a going concern. The going concern basis of presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the commencement of the Creditor Protection Proceedings (as defined and discussed below) raises substantial doubt about our ability to continue as a going concern. The Creditor Protection Proceedings and our debtor in possession financing arrangements, which are discussed below under “Liquidity and Capital Resources,” provide us with a period of time to stabilize our operations and financial condition and develop a comprehensive restructuring plan. Management believes that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of these proceedings and as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to successfully develop and implement a comprehensive restructuring plan and improve profitability, obtain alternative financing to replace our debtor in possession financing arrangements and restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Courts (as defined below). However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities. Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in our Unaudited Interim Consolidated Financial Statements and could result in additional long-lived asset impairment charges. The assets and liabilities in our Unaudited Interim Consolidated Financial Statements do not reflect any adjustments related to such a comprehensive restructuring plan.
Creditor Protection Proceedings
U.S. and Canadian filings for creditor protection
Our Abitibi and Bowater subsidiaries experienced significant recurring losses in recent years, which resulted in significant negative operating cash flows. As global economic conditions dramatically worsened beginning in 2008, these entities each experienced significant pressure on their business and a deterioration of their liquidity. The extreme volatility in the global equity and credit markets further compounded the situation by limiting our ability to refinance our debt obligations. During the first quarter of 2009, both Abitibi and Bowater experienced severe liquidity crises due to continued negative operating cash flows resulting from lower sales activity as a result of current conditions in the industry and the global economy and faced large impending debt maturities and repayment obligations. Both Abitibi and Bowater attempted various refinancing efforts in the first quarter of 2009, which were ultimately unsuccessful. Therefore, on April 16, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”). In addition, on April 17, 2009, AbitibiBowater Inc. and certain of its Canadian subsidiaries sought

ABITIBIBOWATER INC.
creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (the “CCAA”) with the Superior Court of Quebec in Canada (the “Canadian Court”). On April 17, 2009, Abitibi and its wholly-owned subsidiary, Abitibi-Consolidated Company of Canada (“ACCC”), each filed a voluntary petition for provisional and final relief (the “Chapter 15 Cases”) in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. The Chapter 11 Cases, the Chapter 15 Cases and the CCAA Proceedings are collectively referred to as the “Creditor Protection Proceedings.” The U.S. Court and the Canadian Court are collectively referred to as the “Courts.” Our subsidiaries which own our Bridgewater, United Kingdom and Mokpo, South Korea operations were not included in the Creditor Protection Proceedings and will continue to operate outside of such proceedings. In addition, almost all of our less than wholly-owned subsidiaries were excluded from the Creditor Protection Proceedings and will continue to operate outside of such proceedings.
We initiated the Creditor Protection Proceedings in order to enable us to pursue reorganization efforts under the protection of Chapter 11 and the CCAA. The Creditor Protection Proceedings will allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan. We remain in possession of our assets and properties and are continuing to operate our business and manage our properties as “debtors in possession” under the jurisdiction of the Courts and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, we and our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the relevant court(s).
On July 2, 2009, we appointed a Chief Restructuring Officer (the “CRO”), who will work closely with our executive management team. The appointment of a CRO was a requirement under our Bowater DIP Agreement (defined and discussed below under “Liquidity and Capital Resources”). The CRO’s primary responsibilities are to support our efforts in the restructuring process stemming from our Creditor Protection Proceedings.
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings. Due to the commencement of the Creditor Protection Proceedings, unsecured pre-petition debt obligations of $4,893 million are included in “Liabilities subject to compromise” in our Unaudited Consolidated Balance Sheets included in our Unaudited Interim Consolidated Financial Statements (“Unaudited Consolidated Balance Sheets”) as of June 30, 2009. Secured pre-petition debt obligations of $1,085 million (consisting of Abitibi’s $413 million 13.75% Senior Secured Notes due 2011, Abitibi’s $347 million term loan and Bowater’s $325 million bank credit facilities) are included in current liabilities in our Unaudited Consolidated Balance Sheets as of June 30, 2009. See Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise,” to our Unaudited Interim Consolidated Financial Statements.
Debtor in possession financing arrangements
In the Creditor Protection Proceedings, we have: (i) sought and obtained final approval by the Courts to enter into a debtor in possession financial facility for the benefit of AbitibiBowater Inc. and certain of our Bowater subsidiaries, (ii) sought and obtained final approval by the Canadian Court to enter into a debtor in possession financial facility for the benefit of Abitibi and Donohue Corp. (“Donohue”), an indirect, wholly-owned subsidiary of AbitibiBowater Inc., which was a wholly-owned subsidiary of ACCC prior to April 1, 2008, and (iii) obtained final approval by the Courts to amend and restate, in its entirety, the Abitibi and Donohue existing accounts receivable securitization program. Each of these financing arrangements is discussed in further detail under “Liquidity and Capital Resources.”
Reorganization process
General
The Courts have issued a variety of orders on either a final or interim basis intended to support our business continuity throughout the restructuring process. These orders include, among other things, authorization to:
(i)	make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course;

ABITIBIBOWATER INC.
(ii)	ensure the continuation of existing cash management systems;

(iii)	honor certain ongoing customer obligations;

(iv)	enter into the Bowater DIP Agreement and the Abitibi DIP Agreement (both defined and discussed below under “Liquidity and Capital Resources”) and

(v)	enter into the Abitibi and Donohue second amended and restated accounts receivable securitization program on June 16, 2009 (as discussed below under “Liquidity and Capital Resources”).
We have retained legal and financial professionals to advise us on the Creditor Protection Proceedings and may, from time to time, seek court approval for the retention of additional professionals.
On April 28, 2009, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors (the “Creditors’ Committee”) in the Chapter 11 Cases pursuant to the requirements of Chapter 11. The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the U.S. Court with respect to us.
Under the terms of a Canadian Court order, Ernst & Young Inc. serves as the court-appointed monitor under the CCAA Proceedings (the “Monitor”) and is assisting us in formulating our restructuring plan.
Stay of claims
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
We began notifying all known current or potential creditors regarding these filings shortly after the commencement of the Creditor Protection Proceedings. We have successfully applied on several occasions to the Canadian Court in order to enforce the stay of proceedings against creditors acting in breach of the stay.
Rejection and repudiation of contractual obligations
Under Section 365 and other relevant sections of Chapter 11, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Similarly, pursuant to the initial order issued by the Canadian Court on April 17, 2009 (the “Initial Order”), we have the right to, among other things, repudiate agreements, contracts or arrangements of any nature whatsoever, whether oral or written, subject to the approval of the Monitor or further order of the Canadian Court. Any description of an agreement, contract, unexpired lease or arrangement in this Quarterly Report on Form 10-Q must be read in light of these overriding rights pursuant to Section 365 of Chapter 11 and to the CCAA, as applicable.
Since initiating the Creditor Protection Proceedings, we have engaged and will continue to engage in a review of our various agreements in light of the overriding rights described above. The following highlights some of the more important steps relating to the rejection and repudiation of contractual obligations we have taken to date:
•	On May 8, 2009, we obtained an order from the Canadian Court specifying that the payment of special contributions for past service to Canadian pension plans maintained by Abitibi and Bowater could be suspended. Abitibi and Bowater continue to make their respective pension plan contributions for current service costs. Special contributions for past service that were suspended amounted to approximately $102 million for Abitibi and approximately $57 million for Bowater on an annual basis.

ABITIBIBOWATER INC.
•	We repudiated certain supply contracts between Abitibi and SFK Pâte S.E.N.C. and on May 21, 2009, the Canadian Court rejected a motion by SFK Pâte S.E.N.C. to overturn that repudiation.

•	Bowater Canadian Forest Products Inc. (“BCFPI”), a subsidiary of Bowater, Abitibi and ACCC repudiated certain contracts with Boralex Dolbeau Inc. and on July 28, 2009, we obtained a motion De Bene Esse to confirm our repudiation of those contracts in light of injunctions issued by the Canadian Court and the Court of Appeal of Quebec on January 22, 2008 and October 8, 2008, respectively, initially preventing such actions. As a result of our repudiation of these contracts, our Dolbeau, Quebec facility has been effectively idled since July 7, 2009.
For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures — Reorganization items, net and — Liabilities subject to compromise,” to our Unaudited Interim Consolidated Financial Statements.
Plan of reorganization
In order to successfully exit from Chapter 11 and the CCAA, we will be required to propose and obtain approval from affected creditors and confirmation by the Courts of a plan of reorganization that satisfies the requirements of Chapter 11 and the CCAA. An approved plan of reorganization would resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance following our exit from Chapter 11 and the CCAA.
In the United States, Chapter 11 provides that we have the exclusive right for 120 days after the filing of the Creditor Protection Proceedings to file a plan of reorganization with the U.S. Court. On August 4, 2009, the U.S. Court entered an order extending our exclusive right to file a plan of reorganization and solicit votes thereon until December 14, 2009 and February 10, 2010, respectively. We will likely file additional motions to request extensions of this exclusivity period, which we believe are routinely granted up to 18 months in cases of this size and complexity. If our exclusivity period were to lapse, any party in interest would be able to file a plan of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of Chapter 11 and must be approved or confirmed by the U.S. Court in order to become effective.
Similarly, in Canada, the Initial Order provides for a general stay of proceedings for an initial period of 30 days. On May 14, 2009, we filed a motion to request an extension of this stay of proceedings and obtained an extension until September 4, 2009. We will likely file additional motions to request further extensions of this stay of proceedings, which we believe are routinely granted for up to 18 months in cases of this size and complexity. The Initial Order provides that a plan of reorganization under the CCAA shall be filed with the Canadian Court before the termination of the stay of proceedings or such other time or times as may be allowed by the Canadian Court. Third parties could thereafter seek permission to file a plan of reorganization. In addition to being voted on by the required majority of holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the CCAA and must be approved or confirmed by the Canadian Court in order to become effective.
The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Creditor Protection Proceedings. There can be no assurance that a plan of reorganization will be supported and approved by affected creditors and confirmed by the Courts or that any such plan will be implemented successfully.
Under the priority scheme established by Chapter 11 and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. A plan of reorganization could also result in holders of our common stock being materially diluted. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities. At this time, there can be no assurance that we will be able to restructure as a going concern, as described above, or successfully propose or implement a plan of reorganization.

ABITIBIBOWATER INC.
See Part I, Item 1A, “Risk Factors — Risks Related to Our Creditor Protection Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009 for, among other things, the strategic, financial, operational and procedural risks resulting from the Creditor Protection Proceedings. See Item 1A, “Risk Factors,” in Part II of this Form 10-Q for a discussion of an additional risk factor.
Further information pertaining to our Creditor Protection Proceedings may be obtained through our website at www.abitibibowater.com. Certain information regarding the CCAA Proceedings, including the reports of the Monitor, is available at the Monitor’s website at www.ey.com/ca/abitibibowater. Documents filed with the U.S. Court and other general information about the Chapter 11 Cases are available at http://chapter11.epiqsystems.com/abh. Information contained on these websites does not constitute a part of this Quarterly Report on Form 10-Q.
Listing and trading of our common stock and the exchangeable shares of AbitibiBowater Canada Inc.
Due to the commencement of the Creditor Protection Proceedings, the New York Stock Exchange suspended the trading of our common stock at the opening of business on April 16, 2009 and delisted our common stock at the opening of business on May 21, 2009. Our common stock is currently traded in the over-the-counter market and is quoted on the Pink Sheets Quotation Service (“Pink Sheets”) and on the OTC Bulletin Board under the symbol “ABWTQ.” In addition, the Toronto Stock Exchange suspended the trading of our common stock and the exchangeable shares of AbitibiBowater Canada Inc. at the opening of business on April 16, 2009 and delisted our common stock and the exchangeable shares of AbitibiBowater Canada Inc. at the close of market on May 15, 2009.
While we are in the Creditor Protection Proceedings, investments in our securities is highly speculative. Our common stock and exchangeable shares may have little or no value and there can be no assurance that they will not be cancelled pursuant to the comprehensive restructuring plan.
Reporting requirements
Effective upon the commencement of the Creditor Protection Proceedings, we applied the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” in preparing our Unaudited Interim Consolidated Financial Statements and we will continue to apply SOP 90-7 while we operate under the Creditor Protection Proceedings. SOP 90-7 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees) and provisions for losses directly associated with the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in the Unaudited Consolidated Statements of Operations included in our Unaudited Interim Consolidated Financial Statements (“Unaudited Consolidated Statements of Operations”). For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements. The timing of recognition of Reorganization items, net is in accordance with United States generally accepted acounting principles related to accounting for severance and termination benefits and accounting for costs associated with exit and disposal activities (including costs incurred in a restructuring). Pre-petition obligations that may be impaired by the reorganization process have been classified in the Unaudited Consolidated Balance Sheets as “Liabilities subject to compromise.” These liabilities have been reported at the amounts expected to be allowed by the Courts, even if they may be settled for lesser amounts. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise,” to our Unaudited Interim Consolidated Financial Statements. Additionally, we have continued to record interest expense on certain of our pre-petition debt obligations. For additional information, see Note 11, “Liquidity and Debt,” to our Unaudited Interim Consolidated Financial Statements.
As a result of the Creditor Protection Proceedings, we are required to periodically file various documents with and provide certain information to the Courts, the Monitor and the Creditors’ Committee. Depending on the jurisdiction, such documents and information may include statements of financial affairs, schedules of assets and liabilities, monthly operating reports and information relating to forecasted cash flows, as well as certain other financial information. Such documents and information, to the extent they are prepared or provided by us, will be prepared and provided according to the requirements of the relevant legislation, subject to variation as approved by an order of the relevant court. Such documents and information may be prepared or provided on an unconsolidated, unaudited or preliminary basis, or in a

ABITIBIBOWATER INC.
format different from that used in the consolidated financial statements and the debtors’ condensed combined financial statements included in our periodic reports filed with the SEC. Accordingly, the substance and format of these documents and information may not allow meaningful comparison with our regular publicly disclosed consolidated financial statements. Moreover, such documents and information are not prepared for the purpose of providing a basis for an investment decision relating to our securities or for comparison with other financial information filed with the SEC.
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
We have retained legal counsel to review all legal options relating to the expropriation. On April 23, 2009, we filed a Notice of Intent to Submit a Claim to Arbitration (the “Notice of Intent”) under the North American Free Trade Agreement (“NAFTA”), relating to the expropriation of these assets specifying what we believe to be violations by the Government of Newfoundland and Labrador under the terms of NAFTA, for which the Government of Canada is responsible. Although there is no guarantee regarding the outcome and receipt of fair compensation under the terms of NAFTA, we believe that the Government of Newfoundland and Labrador has violated the terms of NAFTA, and that we (a U.S. domiciled company) should be fairly compensated for the expropriation. Under the terms of NAFTA, compensation for expropriated assets is based on fair market value. The Notice of Intent asserts that the expropriation was arbitrary, discriminatory and illegal, and we are seeking in excess of Cdn$300 million in direct compensation for the fair market value of the expropriated rights and assets, plus additional costs and further relief as the Arbitral Tribunal may deem just and appropriate. We have asserted in the Notice of Intent that the expropriation breaches Canada’s NAFTA obligations on a number of grounds, including among others: (i) the criteria for expropriation are not met in Bill 75; (ii) Bill 75 does not ensure payment for the fair market value of the expropriated rights and assets; (iii) Bill 75 purports to strip us of any rights to access the courts, which is independently a violation of NAFTA and (iv) Bill 75 is retaliatory in nature and discriminates against us.
We filed the Notice of Intent as part of the dispute resolution mechanism available under NAFTA and we are in a position to submit a notice of arbitration to commence the proceedings now that the mandatory 90-day waiting period following the filing of our Notice of Intent to arbitrate has passed. The filing of the notice of arbitration may be delayed to provide additional time for settlement opportunities. Although we believe that the Canadian Government will be required to compensate us for the fair market value of the expropriated assets, we have not recognized any asset for such claim in our Unaudited Interim Consolidated Financial Statements.
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
We are attempting to stabilize our business to maximize the chances of preserving all or a portion of the enterprise and evaluating our various operations, corporate structure and headcount to develop a comprehensive restructuring plan in an effective and timely manner, all in consultation with our business and financial advisors. As we develop a comprehensive restructuring plan, we will also consult with the Monitor and the Creditors’ Committee and any such plan would be subject to the approval of the affected creditors and the Courts. There can be no assurance that any such plan will be confirmed or approved by any of the affected creditors or the Courts, or that any such plan will be implemented successfully.

ABITIBIBOWATER INC.
Since the fourth quarter of 2007, we have experienced significant recurring losses and negative operating cash flows, and have taken numerous actions to mitigate these losses and negative cash flows, including, among other things: (i) the permanent closures and indefinite idling of certain facilities, as well as market-related downtime at other facilities, to reduce our production capacity, (ii) the idling of more than 50% of our lumber production and the consolidation of certain of our wood products operations in Eastern Canada in the last half of 2008, which materially improved our cost competitiveness and has reduced our loss on the business as the business segment continues to be challenged by severe economic conditions and (iii) the successful implementation in 2008 of price increases in newsprint, coated papers, specialty papers and market pulp (however, as noted below, prices have subsequently decreased). During the first quarter of 2009, we permanently closed our Grand Falls, Newfoundland and Labrador newsprint mill, representing 205,000 metric tons annually, and indefinitely idled, until further notice, our Alabama River, Alabama newsprint mill, representing 265,000 metric tons annually. In addition to the Grand Falls closure and the Alabama River idling, we further curtailed approximately 583,000 metric tons of newsprint during the first six months of 2009. In August 2009, we announced the indefinite idling of our two newsprint machines at our Thunder Bay, Ontario facility effective August 21, 2009. Including the Thunder Bay idling, we expect to curtail approximately 250,000 to 300,000 metric tons of newsprint per quarter for the balance of 2009. During the first six months of 2009, we curtailed approximately 335,000 short tons of specialty and coated papers. We expect to curtail approximately 130,000 to 140,000 short tons of specialty and coated papers per quarter for the balance of 2009. During the first six months of 2009, we also curtailed approximately 114,000 metric tons of market pulp. Further capacity curtailments in 2009 would become increasingly likely as North American newsprint demand continues to decline or if market conditions continue to worsen for all of our product lines. In our wood products business segment, we expect our 2009 operating rate to continue at extremely low levels and we will continue to take curtailment and other actions to minimize the financial impact as a result of the economic conditions. Additionally, as a result of our repudiation of certain contracts with Boralex Dolbeau Inc. (see Note 2, “Creditor Protection Proceedings — Reorganization process,” to our Unaudited Interim Consolidated Financial Statements), our Dolbeau, Quebec facility has been effectively idled since July 7, 2009.
On August 4, 2009, we announced that we had implemented and will continue to work on selling, general and administrative (“SG&A”) austerity measures with a target reduction of approximately $100 million on an annualized basis, as compared to 2008. The SG&A reduction efforts include, among other items, a 25% corporate headcount reduction and the suspension, until further notice, of 2009 incentive compensation plans, including special equity awards.
In 2008, we increased our target asset sales to $750 million by the end of 2009, including our interest in Manicouagan Power Company, other hydroelectric sites, timberlands, sawmills and other assets. On March 13, 2009, we announced that we signed a non-binding agreement in principle for the sale of our interest in Manicouagan Power Company for a total purchase price of approximately Cdn$615 million ($529 million), payable 90% upon the closing of the transaction and 10% on the second anniversary of the closing, subject to adjustment for contingencies. The non-binding agreement is subject to certain terms and conditions including, but not limited to, satisfactory due diligence, obtaining required consents and approvals and negotiation and execution of definitive agreements (including a long-term power supply agreement for our Baie-Comeau, Quebec paper mill).
For the duration of the Creditor Protection Proceedings, any divestiture not subject to the de minimis asset sale proceedings must be approved by the applicable court. No assurances can be provided that the applicable court will approve any such divestiture under their current terms, or at all, or as to the timing of any such approvals. Although our proposed sale of our investment in Manicouagan Power Company has not received formal court approval, the plan to sell was committed to prior to the commencement of the Creditor Protection Proceedings and the Abitibi DIP Agreement (as defined below) contemplates the planned sale of our investment in Manicouagan Power Company, which the Canadian Court noted during its review and approval of such agreement. Proceeds generated as a result of any divestiture may have to, and must in the case of our investment in Manicouagan Power Company, be used to repay amounts outstanding pursuant to the terms of our debtor in possession financing arrangements.
On July 27, 2009, we agreed to sell an aggregate of approximately 300,000 acres of timberlands in the Province of Quebec for aggregate consideration of approximately Cdn$53 million ($48 million). The Canadian Court has approved this transaction. In addition, on July 28, 2009, we agreed, subject to court approval, to participate in a transaction pursuant to which we would receive approximately $25 million in respect of a subsidiary’s interest in the sale of certain timberlands formerly owned by a predecessor of that entity. Each of these transactions is expected to close in the third quarter of 2009.
We continue to take a disciplined approach to capital spending until market conditions improve and translate into strong positive cash flow. In light of the Creditor Protection Proceedings, any significant capital spending would be subject to the approval of the applicable court, and there can be no assurance that such approval would be granted.

ABITIBIBOWATER INC.
During the three and six months ended June 30, 2009, Bowater recorded $85 million and $118 million, respectively, of alternative fuel mixture tax credits, which were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. This tax credit expires at the end of 2009. The U.S. Congress is currently reviewing the Alternative Fuel Credit law and may enact legislation to repeal the credit prior to its scheduled expiration.
Business and Financial Review
Consolidated Results of Operations
In the second quarter of 2009, all of our paper and pulp product lines experienced significant demand declines due to trends in the newsprint industry and global economic conditions. In our newsprint segment, North American newsprint consumption continued to decline in the second quarter of 2009 due to a significant decline in circulation and advertising. Demand for coated mechanical papers continued to decline in the second quarter of 2009 primarily due to sharp declines in advertising. In the second quarter of 2009, the specialty papers’ industry experienced declines in North American demand for standard uncoated mechanical papers, lightweight or directory grades and supercalendered high gloss papers. The decrease in global demand for market pulp during the second quarter of 2009 was primarily due to decreased demand from offshore markets, particularly Western Europe. Our wood products segment continues to be negatively impacted by lower demand due to a weak U.S. housing market.
Due to the Creditor Protection Proceedings and the significant uncertainties associated therewith, our past operating results and financial condition are not likely to be indicative of our future operating results and financial condition.

	Three Months Ended			Six Months Ended
(Unaudited, in millions, except	June 30,			June 30,
per share amounts)	2009	2008	Change	2009	2008	Change

Sales	$1,036	$1,696	$(660)	$2,149	$3,424	$(1,275)
Operating loss	(285)	(63)	(222)	(299)	(212)	(87)
Net loss attributable to AbitibiBowater Inc.	(510)	(251)	(259)	(728)	(499)	(229)
Net loss per share attributable to AbitibiBowater Inc. — basic and diluted	(8.84)	(4.36)	(4.48)	(12.62)	(8.68)	(3.94)

Significant items that (unfavorably) favorably impacted operating loss:
Product pricing			$(216)			$(155)
Shipments			(444)			(1,120)

Change in sales			(660)			(1,275)

Change in cost of sales and depreciation, amortization and cost of timber harvested			548			1,188

Change in distribution costs			70			154

Change in selling and administrative expenses			59			76

Change in closure costs, impairment and other related charges			(223)			(243)

Change in net gain on disposition of assets			(16)			13

			$(222)			$(87)

ABITIBIBOWATER INC.
Three months ended June 30, 2009 versus June 30, 2008

Sales
Sales decreased $660 million, or 38.9%, from $1,696 million in the second quarter of 2008 to $1,036 million in the second quarter of 2009. The decrease was primarily due to significantly lower shipments of newsprint, coated papers, specialty papers and wood products, as well as significantly lower average transaction prices for newsprint, coated papers, market pulp and wood products. The impact of each of these items is discussed further in the “Segment Results of Operations” section of this MD&A.
Operating loss
Operating loss increased $222 million from $63 million in the second quarter of 2008 to $285 million in the second quarter of 2009. The above table analyzes the major items that increased operating loss. A brief explanation of these major items follows.
Manufacturing costs decreased $548 million in the second quarter of 2009 as compared to the second quarter of 2008, primarily due to lower volumes ($238 million), favorable currency exchange ($90 million), alternative fuel mixture tax credits ($85 million) and lower costs for labor and benefits ($47 million), depreciation ($40 million), wood and fiber ($22 million), maintenance ($17 million) and other favorable costs. These lower costs were partially offset by higher costs for chemicals ($13 million). For additional information regarding the alternative fuel mixture tax credits, reference is made to Note 17, “Alternative Fuel Mixture Tax Credits,” to our Unaudited Interim Consolidated Financial Statements.
Distribution costs decreased in the second quarter of 2009 as compared to the second quarter of 2008, due to significantly lower shipment volumes and lower distribution costs per ton.
Selling and administrative costs decreased in the second quarter of 2009 as compared to the second quarter of 2008 by $59 million, primarily due to our continued efforts to reduce costs, as well as a $16 million reversal of previously recorded Canadian capital tax liabilities in the second quarter of 2009 as a result of legislation enacted which eliminated this tax.
Additionally, in the second quarter of 2009, we incurred approximately $240 million in closure costs, impairment and other related charges, primarily for long-lived asset impairment charges related to: (i) assets held for sale for our interest in Manicouagan Power Company and (ii) certain of our newsprint mill assets. In addition, we recorded closure costs, impairment and other related charges related to the permanent closures of our Westover, Alabama sawmill and Goodwater, Alabama planer mill operations. In the second quarter of 2008, we incurred $17 million in closure costs, impairment and other related charges, primarily due to severance costs for workforce reductions across numerous facilities, the permanent closure of our recycling facility at Baie-Comeau and additional asset impairment charges at our Dalhousie facility. We realized $1 million in net gains on disposition of timberlands and other assets in the second quarter of 2009, compared to net gains of $17 million in the same period of 2008.
Net loss attributable to AbitibiBowater Inc.
Net loss attributable to AbitibiBowater Inc. in the second quarter of 2009 was $510 million, or $8.84 per common share, an increase in net loss of $259 million, or $4.48 per common share, compared to the second quarter of 2008. The increase in net loss attributable to AbitibiBowater Inc. was a result of the increase in operating loss of $222 million as noted above, as well as an increase in other (expense) income, net and reorganization items, net, partially offset by a significant decrease in interest expense resulting from the Creditor Protection Proceedings and an increased income tax benefit. The increase in other (expense) income, net was primarily due to a gain on extinguishment of debt of $31 million in 2008. We have incurred significant costs associated with our Creditor Protection Proceedings and will continue to incur significant costs, which could adversely affect our results of operations and financial condition. In the second quarter of

ABITIBIBOWATER INC.
2009, we expensed approximately $89 million related to our Creditor Protection Proceedings, which is recorded in “Reorganization items, net” in our Unaudited Consolidated Statements of Operations pursuant to SOP 90-7.
Six months ended June 30, 2009 versus June 30, 2008

Sales
Sales decreased $1,275 million, or 37.2%, from $3,424 million in the first six months of 2008 to $2,149 million in the same period of 2009. The decrease was primarily due to significantly lower shipments of newsprint, coated papers, specialty papers, market pulp and wood products, as well as significantly lower transaction prices for newsprint, coated papers, market pulp and wood products, partially offset by higher transaction prices for specialty papers. The impact of each of these items is discussed further in the “Segment Results of Operations” section of this MD&A.
Operating loss
Operating loss increased $87 million from $212 million in the first six months of 2008 to $299 million in the same period of 2009. The above table analyzes the major items that increased operating loss. A brief explanation of these major items follows.
Manufacturing costs decreased $1,188 million in the first six months of 2009 as compared to the same period of 2008, primarily due to lower volumes ($642 million), favorable currency exchange ($231 million), alternative fuel mixture tax credits ($118 million) and lower costs for labor and benefits ($74 million), depreciation ($62 million), wood and fiber ($33 million), maintenance ($22 million) and other favorable costs. These lower costs were partially offset by higher costs for chemicals ($31 million).
Distribution costs decreased in the first six months of 2009 as compared to the same period of 2008, due to significantly lower shipment volumes and lower distribution costs per ton.
Selling and administrative costs decreased $76 millions in the first six months of 2009 as compared to the same period of 2008, primarily due to our continued efforts to reduce costs and the elimination of our 2009 incentive compensation plans, as well as a $16 million reversal of previously recorded Canadian capital tax liabilities in the second quarter of 2009 as a result of legislation enacted which eliminated this tax, partially offset by $10 million of costs related to our unsuccessful refinancing efforts.
Additionally, in the first six months of 2009, we incurred approximately $270 million in closure costs, impairment and other related charges, primarily for long-lived asset impairment charges related to: (i) assets held for sale for our interest in Manicouagan Power Company and (ii) certain of our newsprint mill assets. In addition, we recorded closure costs, impairment and other related charges related to the permanent closures of our Westover, Alabama sawmill and Goodwater, Alabama planer mill operations. In the first six months of 2008, we incurred approximately $27 million in closure costs, impairment and other related charges for severance costs for workforce reductions across numerous facilities, the permanent closure of our Baie-Comeau recycling facility and additional charges for asset impairment and noncancelable contracts at our Dalhousie and Donnacona operations. We realized $53 million in net gains on disposition of timberlands and other assets in the first six months of 2009, compared to net gains of $40 million in the same period of 2008.
Net loss attributable to AbitibiBowater Inc.
Net loss attributable to AbitibiBowater Inc. in the first six months of 2009 was $728 million, or $12.62 per common share, an increase in net loss of $229 million, or $3.94 per common share, compared to the same period of 2008. The increase in net loss attributable to AbitibiBowater Inc. was a result of the increase in operating loss of $87 million as noted above, as well as an increase in other (expense) income, net and reorganization items, net, partially offset by an increased income tax benefit. The increase in other (expense) income, net was primarily due to a gain on extinguishment of debt of $31 million in 2008, fees for waivers and amendments to the Abitibi and Donohue accounts receivable securitization program of $23 million in 2009 and a foreign exchange gain of $25 million in 2008 as

ABITIBIBOWATER INC.
compared to a foreign exchange loss of $4 million in 2009. In the first six months of 2009, we expensed approximately $99 million related to our Creditor Protection Proceedings, which is recorded in “Reorganization items, net” in our Unaudited Consolidated Statements of Operations pursuant to SOP 90-7.
Segment Results of Operations
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products. In general, our products are globally traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates. None of the income or loss items following “Operating loss” in our Unaudited Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net gain on dispositions of assets, costs associated with our unsuccessful refinancing efforts and other discretionary charges or credits are not allocated to our segments. Share-based compensation expense and depreciation expense are, however, allocated to our segments. For further information regarding our segments, see Note 16, “Segment Information,” to our Unaudited Interim Consolidated Financial Statements.
Newsprint

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change

Average price (per metric ton)	$581	$672	$(91)	$630	$646	$(16)
Average cost (per metric ton)	$688	$671	$17	$672	$673	$(1)
Shipments (thousands of metric tons)	759	1,173	(414)	1,484	2,472	(988)
Downtime (thousands of metric tons)	367	21	346	742	66	676
Inventory at end of period (thousands of metric tons)	187	191	(4)	187	191	(4)

(Unaudited, in millions)

Segment sales	$441	$788	$(347)	$935	$1,597	$(662)
Segment operating (loss) income	(81)	1	(82)	(62)	(68)	6

Significant items that (unfavorably) favorably impacted segment operating (loss) income:
Product pricing			$(107)			$(30)
Shipments			(240)			(632)

Change in sales			(347)			(662)

Change in cost of sales and depreciation, amortization and cost of timber harvested			216			571

Change in distribution costs			40			90

Change in selling and administrative expenses			9			7

			$(82)			$6

Three months ended June 30, 2009 versus June 30, 2008

Segment sales decreased $347 million, or 44.0%, from $788 million in the second quarter of 2008 to $441 million in the second quarter of 2009, due to significantly lower shipment volumes and transaction prices as a result of industry and global economic conditions. Newsprint shipments for the second quarter of 2009 decreased 414,000 metric tons, or 35.3%, compared to the second quarter of 2008. Our average transaction price in the second quarter of 2009 was lower than the second quarter of 2008 as a result of a reduction in prices due to market conditions.

ABITIBIBOWATER INC.
In the second quarter of 2009, the total downtime was primarily market-related downtime at several of our facilities. Inventory levels as of June 30, 2009 were 187,000 metric tons compared to inventory levels as of June 30, 2008 of 191,000 metric tons.
Segment operating income decreased $82 million to an operating loss of $81 million in the second quarter of 2009 compared to $1 million of operating income in the second quarter of 2008, primarily due to decreased sales as discussed above, partially offset by lower manufacturing costs. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs decreased $216 million in the second quarter of 2009 as compared to the second quarter of 2008, primarily due to lower volumes ($119 million), favorable currency exchange ($46 million), alternative fuel mixture tax credits ($4 million) and lower costs for wood and fiber ($25 million), depreciation ($11 million) and labor and benefits ($12 million), partially offset by higher costs for chemicals ($2 million) and energy ($4 million).
Segment distribution costs decreased in the second quarter of 2009 compared to the second quarter of 2008 due to significantly lower shipment volumes, as well as lower distribution costs per ton.
Six months ended June 30, 2009 versus June 30, 2008

Segment sales decreased $662 million, or 41.4%, from $1,597 million in the first six months of 2008 to $935 million in the same period of 2009, primarily due to significantly lower shipment volumes as a result of industry and global economic conditions. Newsprint shipments for the first six months of 2009 decreased 988,000 metric tons, or 40.0%, compared to the same period of 2008.
For the first six months of 2009, the total downtime was primarily market-related downtime at several of our facilities.
Segment operating loss decreased $6 million to $62 million in the first six months of 2009 compared to $68 million in the same period of 2008, primarily due to lower manufacturing costs, partially offset by the decrease in sales as noted above. The above table analyzes the major items that improved operating results. A brief explanation of these major items follows.
Segment manufacturing costs decreased $571 million in the first six months of 2009 as compared to the same period of 2008, primarily due to lower volumes ($363 million), favorable currency exchange ($117 million), alternative fuel mixture tax credits ($6 million) and lower costs for wood and fiber ($43 million), depreciation ($28 million) and labor and benefits ($21 million), partially offset by higher costs for chemicals ($6 million) and energy ($7 million).
Segment distribution costs decreased in the first six months of 2009 compared to the same period of 2008 due to significantly lower shipment volumes, as well as lower distribution costs per ton.
Newsprint Third-Party Data: In the first six months of 2009, total North American newsprint demand declined 30.5% compared to the same period of 2008. North American newsprint demand for the month of June 2009 declined 24.8% compared to the month of June 2008. In the first six months of 2009, North American net exports of newsprint were 34.7% lower than the same period of 2008. Inventories for North American mills as of June 30, 2009 were 465,000 metric tons, which is 41.3% higher than as of June 30, 2008. The days of supply at the U.S. daily newspapers was 53 days as of June 30, 2009, which is 12.8% higher compared to 47 days as of June 30, 2008. The North American operating rate was 66.9% in the first six months of 2009 compared to 91.5% in the same period of 2008.

ABITIBIBOWATER INC.
Coated Papers

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change

Average price (per short ton)	$729	$887	$(158)	$759	$864	$(105)
Average cost (per short ton)	$524	$701	$(177)	$579	$687	$(108)
Shipments (thousands of short tons)	129	187	(58)	274	388	(114)
Downtime (thousands of short tons)	49	2	47	85	2	83
Inventory at end of period (thousands of short tons)	30	43	(13)	30	43	(13)

(Unaudited, in millions)

Segment sales	$94	$166	$(72)	$208	$335	$(127)
Segment operating income	27	35	(8)	50	69	(19)

Significant items that (unfavorably) favorably impacted segment operating income:
Product pricing			$(30)			$(41)
Shipments			(42)			(86)

Change in sales			(72)			(127)

Change in cost of sales and depreciation, amortization and cost of timber harvested			56			92

Change in distribution costs			5			10

Change in selling and administrative expenses			3			6

			$(8)			$(19)

Three months ended June 30, 2009 versus June 30, 2008

Segment sales decreased $72 million, or 43.4%, from $166 million in the second quarter of 2008 to $94 million in the second quarter of 2009, due to lower shipment volumes and lower average transaction prices.
In the second quarter of 2009, the total downtime was primarily market-related downtime.
Segment operating income decreased $8 million to $27 million in the second quarter of 2009 compared to $35 million in the second quarter of 2008, primarily due to decreased sales as discussed above, partially offset by lower manufacturing costs. The above table analyzes the major items that impacted operating income. A brief explanation of these major items follows.
Segment manufacturing costs decreased $56 million in the second quarter of 2009 as compared to the second quarter of 2008, primarily due to lower volumes ($20 million), alternative fuel mixture tax credits ($17 million) and lower costs for depreciation ($3 million) and labor and benefits ($9 million), partially offset by higher costs for chemicals ($1 million). The average cost per ton decreased $177 in the second quarter of 2009 as compared to the second quarter of 2008, primarily due to the alternative fuel mixture tax credits.
Segment distribution costs decreased in the second quarter of 2009 compared to the second quarter of 2008 due to lower shipment volumes, as well as lower distribution costs per ton.
Six months ended June 30, 2009 versus June 30, 2008

Segment sales decreased $127 million, or 37.9%, from $335 million in the first six months of 2008 to $208 million in the same period of 2009, due to lower shipment volumes and lower average transaction prices.

ABITIBIBOWATER INC.
For the first six months of 2009, the total downtime was primarily market-related downtime.
Segment operating income decreased $19 million to $50 million in the first six months of 2009 compared to $69 million in the same period of 2008, primarily due to decreased sales as discussed above, partially offset by lower manufacturing costs. The above table analyzes the major items that impacted operating income. A brief explanation of these major items follows.
Segment manufacturing costs decreased $92 million in the first six months of 2009 as compared to the same period of 2008, primarily due to lower volumes ($45 million), alternative fuel mixture tax credits ($27 million) and lower costs for depreciation ($5 million) and labor and benefits ($10 million), partially offset by higher costs for chemicals ($5 million). The average cost per ton decreased $108 in the first six months of 2009 as compared to the same period of 2008, primarily due to the alternative fuel mixture tax credits.
Segment distribution costs decreased in the first six months of 2009 compared to the same period of 2008 due to lower shipment volumes, as well as lower distribution costs per ton.
Coated Papers Third-Party Data: U.S. consumer magazine advertising pages decreased 27.9% in the first six months of 2009 compared to the same period of 2008. North American demand for coated mechanical papers decreased 30.5% in the first six months of 2009 compared to the same period of 2008. The industry operating rate was 69% in the first six months of 2009 compared to 91% in the same period of 2008. North American coated mechanical mill inventories were at 33 days supply as of June 30, 2009 compared to 25 days supply as of June 30, 2008.
Specialty Papers

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change

Average price (per short ton)	$746	$745	$1	$786	$727	$59
Average cost (per short ton)	$697	$799	$(102)	$715	$784	$(69)
Shipments (thousands of short tons)	440	602	(162)	856	1,248	(392)
Downtime (thousands of short tons)	141	33	108	250	80	170
Inventory at end of period (thousands of short tons)	126	155	(29)	126	155	(29)

(Unaudited, in millions)

Segment sales	$328	$449	$(121)	$673	$908	$(235)
Segment operating income (loss)	21	(32)	53	61	(71)	132

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing			$—			$77
Shipments			(121)			(312)

Change in sales			(121)			(235)

Change in cost of sales and depreciation, amortization and cost of timber harvested			156			333

Change in distribution costs			17			33

Change in selling and administrative expenses			1			1

			$53			$132

ABITIBIBOWATER INC.
Three months ended June 30, 2009 versus June 30, 2008

Segment sales decreased $121 million, or 26.9%, from $449 million in the second quarter of 2008 to $328 million in the second quarter of 2009, primarily due to lower shipment volumes.
Our downtime in the second quarter of 2009 was primarily market-related downtime at several of our facilities. Inventory levels as of June 30, 2009 were 126,000 short tons compared to 155,000 short tons as of June 30, 2008.
Segment operating loss improved $53 million to $21 million of operating income in the second quarter of 2009 compared to a $32 million operating loss in the second quarter of 2008, primarily due to lower manufacturing costs, partially offset by the decrease in sales as noted above. The above table analyzes the major items that improved operating loss. A brief explanation of these major items follows.
Segment manufacturing costs decreased $156 million in the second quarter of 2009 as compared to the second quarter of 2008, primarily due to lower volumes ($64 million), favorable currency exchange ($26 million), alternative fuel mixture tax credits ($8 million) and lower costs for depreciation ($32 million), labor and benefits ($16 million), maintenance ($7 million) and other favorable costs. These lower costs were partially offset by higher costs for chemicals ($6 million).
Segment distribution costs decreased in the second quarter of 2009 compared to the second quarter of 2008 due to lower shipment volumes, as well as lower distribution costs per ton.
Six months ended June 30, 2009 versus June 30, 2008

Segment sales decreased $235 million, or 25.9%, from $908 million in the first six months of 2008 to $673 million in the same period of 2009, due to lower shipment volumes, partially offset by higher product pricing due to implemented price increases for our uncoated mechanical grades.
Our downtime in the first six months of 2009 was primarily market-related downtime at several of our facilities.
Segment operating loss improved $132 million to $61 million of operating income in the first six months of 2009 compared to a $71 million operating loss in the same period of 2008, primarily due to lower manufacturing costs, partially offset by the decrease in sales as noted above. The above table analyzes the major items that improved operating loss. A brief explanation of these major items follows.
Segment manufacturing costs decreased $333 million in the first six months of 2009 as compared to the same period of 2008, primarily due to lower volumes ($150 million), favorable currency exchange ($67 million), alternative fuel mixture tax credits ($13 million) and lower costs for depreciation ($69 million), labor and benefits ($25 million), maintenance ($8 million) and other favorable costs. These lower costs were partially offset by higher costs for chemicals ($12 million).
Segment distribution costs decreased in the first six months of 2009 compared to the same period of 2008 due to lower shipment volumes, as well as lower distribution costs per ton.
Specialty Papers Third-Party Data: In the first six months of 2009 compared to the same period in 2008, North American demand for supercalendered high gloss papers was down 23.2%, for lightweight or directory grades was down 21.8%, for standard uncoated mechanical papers was down 19.4% and in total for all specialty papers was down 22.9%. The industry operating rate was 72% in the first six months of 2009 compared to 91% in the same period of 2008. North American uncoated mechanical mill inventories were at 22 days supply as of June 30, 2009 compared to 18 days supply as of June 30, 2008.

ABITIBIBOWATER INC.
Market Pulp

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change

Average price (per metric ton)	$498	$719	$(221)	$515	$716	$(201)
Average cost (per metric ton)	$335	$630	$(295)	$450	$606	$(156)
Shipments (thousands of metric tons)	234	235	(1)	425	471	(46)
Downtime (thousands of metric tons)	25	16	9	104	20	84
Inventory at end of period (thousands of metric tons)	90	64	26	90	64	26

(Unaudited, in millions)

Segment sales	$117	$169	$(52)	$219	$337	$(118)
Segment operating income	38	21	17	27	52	(25)

Significant items that (unfavorably) favorably impacted segment operating income:
Product pricing			$(52)			$(94)
Shipments			—			(24)

Change in sales			(52)			(118)

Change in cost of sales and depreciation, amortization and cost of timber harvested			68			89

Change in distribution costs			—			2

Change in selling and administrative expenses			1			2

			$17			$(25)

Three months ended June 30, 2009 versus June 30, 2008

Segment sales decreased $52 million, or 30.8%, from $169 million in the second quarter of 2008 to $117 million in the second quarter of 2009, primarily due to lower transaction prices.
Inventory levels as of June 30, 2009 were 90,000 metric tons compared to 64,000 metric tons as of June 30, 2008.
Segment operating income increased $17 million to $38 million in the second quarter of 2009 compared to $21 million in the second quarter of 2008, primarily due to lower manufacturing costs, partially offset by the decrease in sales as noted above. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows.
Segment manufacturing costs decreased $68 million in the second quarter of 2009 as compared to the second quarter of 2008, primarily due to favorable currency exchange ($11 million), lower volumes ($2 million), energy ($2 million) and alternative fuel mixture tax credits ($56 million), partially offset by higher costs for wood and fiber ($6 million) and chemicals ($4 million). The average cost per ton decreased $295 in the second quarter of 2009 as compared to the second quarter of 2008, primarily due to the alternative fuel mixture tax credits.
Six months ended June 30, 2009 versus June 30, 2008

Segment sales decreased $118 million, or 35.0%, from $337 million in the first six months of 2008 to $219 million in the same period of 2009, due to lower shipment volumes and lower transaction prices.

Segment operating income decreased $25 million to $27 million in the first six months of 2009 compared to $52 million in the same period of 2008, primarily due to the decrease in sales as noted above, partially offset by lower

ABITIBIBOWATER INC.
manufacturing costs. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs decreased $89 million in first six months of 2009 as compared to the same period of 2008, primarily due to favorable currency exchange ($25 million), lower volumes ($12 million) and alternative fuel mixture tax credits ($72 million), partially offset by higher costs for wood and fiber ($13 million), energy ($3 million) and chemicals ($8 million). The average cost per ton decreased $156 in the first six months of 2009 as compared to the same period of 2008, primarily due to the alternative fuel mixture tax credits.
Market Pulp Third-Party Data: World demand for market pulp decreased 4.6%, or 1.0 million metric tons in the first six months of 2009, compared to the same period of 2008. Demand was down 18.8% in Western Europe, the world’s largest pulp market, down 19.4% in North America, up 67.6% in China, down 0.7% in Latin America and down 2.0% in Africa and Asia (excluding China and Japan). World producers shipped at 89% of capacity in the first six months of 2009 compared to 91% in the same period of 2008. World producer inventories were at 29 days supply as of June 30, 2009 compared to 32 days supply as of June 30, 2008.
Wood Products

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change

Average price (per thousand board feet)	$205	$283	$(78)	$207	$278	$(71)
Average cost (per thousand board feet)	$278	$312	$(34)	$297	$337	$(40)
Shipments (millions of board feet)	270	439	(169)	524	874	(350)
Downtime (millions of board feet)	502	292	210	973	505	468
Inventory at end of period (millions of board feet)	79	124	(45)	79	124	(45)

(Unaudited, in millions)

Segment sales	$56	$124	$(68)	$109	$247	$(138)
Segment operating loss	(20)	(13)	(7)	(47)	(48)	1

Significant items that (unfavorably) favorably impacted segment operating loss:
Product pricing			$(27)			$(72)
Shipments			(41)			(66)

Change in sales			(68)			(138)

Change in cost of sales and depreciation, amortization and cost of timber harvested			52			118

Change in distribution costs			8			19

Change in selling and administrative expenses			1			2

			$(7)			$1

Three months ended June 30, 2009 versus June 30, 2008

Segment sales decreased $68 million, or 54.8%, from $124 million in the second quarter of 2008 to $56 million in the second quarter of 2009, due to lower shipment volumes and lower product pricing. The decrease in shipments of wood products was due primarily to lower demand from a weak U.S. housing market. We are not expecting any significant improvements in the wood products market in the short term.
Segment operating loss increased $7 million to $20 million in the second quarter of 2009 as compared to $13 million in the second quarter of 2008. The above table analyzes the major items that increased operating loss. A brief explanation of these major items follows.

ABITIBIBOWATER INC.
The significant decrease in shipments in the second quarter of 2009 was offset by lower manufacturing and distribution costs in the second quarter of 2009 compared to the second quarter of 2008. The decrease in manufacturing costs was primarily due to lower volumes ($32 million), favorable currency exchange ($8 million) and lower costs for labor and benefits ($7 million), maintenance ($2 million) and other favorable costs.
Six months ended June 30, 2009 versus June 30, 2008

Segment sales decreased $138 million, or 55.9%, from $247 million in the first six months of 2008 to $109 million in the same period of 2009, due to lower shipment volumes and lower product pricing. The decrease in shipments of wood products was due primarily to lower demand from a weak U.S. housing market. We are not expecting any significant improvements in the wood products market in the short term.
Segment operating loss decreased $1 million to $47 million in the first six months of 2009 compared to $48 million in the same period of 2008. The above table analyzes the major items that decreased operating loss. A brief explanation of these major items follows.
The significant decrease in shipments in the first six months of 2009 was offset by lower manufacturing and distribution costs in the first six months of 2009 compared to the same period of 2008. The decrease in manufacturing costs was primarily due to lower volumes ($66 million), favorable currency exchange ($22 million) and lower costs for labor and benefits ($12 million), maintenance ($4 million) and other favorable costs.
Wood Products Third-Party Data: Privately-owned housing starts in the U.S. decreased 46.0% to a seasonally-adjusted annual rate of 582,000 units in June 2009, compared to 1,078,000 units in June 2008. Housing starts rose to the highest level in June 2009 since December 2008, but not before reaching an all time record low in April 2009 with a seasonally-adjusted annual rate of 479,000 units. The recent increase in housing starts has been attributed largely to the deadline associated with the special tax break for first-time homebuyers.

ABITIBIBOWATER INC.
Corporate and Other
We exclude net gain on disposition of assets, closure costs, impairment and other related charges and employee termination costs from our internal review of segment results. Also excluded from our segment results are corporate and other items, which include timber sales and general and administrative expenses, including costs associated with our unsuccessful refinancing efforts. These items are analyzed separately from our segment results. The following table is included in order to facilitate the reconciliation of our segment sales and segment operating income (loss) to our total sales and operating loss in our Unaudited Consolidated Statements of Operations.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Unaudited, in millions)	2009	2008	Change	2009	2008	Change

Sales	$—	$—	$—	$5	$—	$5
Operating loss	(270)	(75)	(195)	(328)	(146)	(182)

Sales	$—	$—	$—	$5	$—	$5
Costs comprised of:
Manufacturing costs	(24)	(24)	—	(51)	(34)	(17)
Manufacturing costs - Employee severance costs	—	—	—	—	(2)	2

Total cost of sales and depreciation, amortization and cost of timber harvested	(24)	(24)	—	(51)	(36)	(15)

Administrative expenses	(19)	(44)	25	(71)	(110)	39
Administrative expenses - Canadian capital tax benefit	16	—	16	16	—	16
Administrative expenses - Costs related to unsuccessful refinancing efforts	(4)	—	(4)	(10)	—	(10)
Administrative expenses - Severance related costs	—	(7)	7	—	(13)	13

Total administrative expenses	(7)	(51)	44	(65)	(123)	58

Closure costs, impairment and other related charges	(240)	(17)	(223)	(270)	(27)	(243)

Net gain on disposition of assets	1	17	(16)	53	40	13

Total operating loss	$(270)	$(75)	$(195)	$(328)	$(146)	$(182)

Manufacturing costs
Manufacturing costs included in corporate and other include the cost of timberlands and employee severance costs, which include the cost of employee reduction initiatives (severance and pension related). Manufacturing costs for the three and six months ended June 30, 2009 included $12 million in both periods for the writedown of mills stores inventory associated with our Alabama River and Dalhousie mills.
Administrative expenses
The decrease in administrative expenses in the second quarter and first six months of 2009 as compared to the same periods of 2008 of $44 million and $58 million, respectively, was primarily due to our continued efforts to reduce costs and the elimination of our 2009 annual incentive compensation plans, as well as a $16 million reversal of previously recorded Canadian capital tax liabilities in the second quarter of 2009 as a result of legislation enacted which eliminated this tax. Additionally, in the six months ended June 30, 2009, we classified $10 million of costs incurred in the first quarter of 2009 related to our Creditor Protection Proceedings in “Reorganization items, net,” which prior to the application of SOP 90-7, were classified within “Selling and administrative expenses” in our Consolidated Statements of Operations. The decrease in administrative expenses was partially offset by $4 million and $10 million of costs incurred in the three and six months ended June 30, 2009, respectively, related to our unsuccessful refinancing efforts.

ABITIBIBOWATER INC.
Closure costs, impairment and other related charges
During the second quarter and first six months of 2009, we recorded closure costs, impairment and other related charges of $240 million and $270 million, respectively, primarily for long-lived asset impairment charges related to: (i) assets held for sale for our interest in Manicouagan Power Company and (ii) certain of our newsprint mill assets. In addition, we recorded closure costs, impairment and other related charges related to the permanent closures of our Westover, Alabama sawmill and Goodwater, Alabama planer mill operations. During the second quarter and first six months of 2008, we recorded closure costs, impairment and other related charges of $17 million and $27 million, respectively, primarily for asset impairment charges and noncancelable contracts at our Dalhousie and Donnacona operations, asset impairment charges at our Baie-Comeau recycling facility and severance costs for workforce reductions across numerous facilities.
Net gain on disposition of assets
During the second quarter and first six months of 2009, we recorded a net gain on disposition of assets of $1 million and $53 million, respectively, primarily related to the sale of 375 and 191,838 acres, respectively, of timberlands and other assets, for aggregate cash proceeds of $1 million and $69 million, respectively. During the second quarter and first six months of 2008, we recorded a net gain on disposition of assets of $17 million and $40 million, respectively, primarily related to the sale of timberlands. During the second quarter and first six months of 2008, we completed the sale of 28,200 and 43,100 acres, respectively, of timberlands and other assets, mainly our Snowflake and Price sawmills. These asset sales generated aggregate proceeds of $176 million and $205 million during the second quarter and first six months of 2008, respectively.
Interest Expense
Interest expense decreased $60 million from $203 million in the second quarter of 2008 to $143 million in the second quarter of 2009 since, pursuant to the Creditor Protection Proceedings, we ceased recording interest expense on certain pre-petition debt obligations. In accordance with SOP 90-7, we have continued to record interest expense on our pre-petition debt obligations only to the extent that: (i) interest will be paid during the Creditor Protection Proceedings or (ii) it is probable that interest will be an allowed priority, secured or unsecured claim. As such, we have continued to accrue interest only on the debtors’ pre-petition secured debt obligations and the CCAA filers’ pre-petition unsecured debt obligations (based on the expectation that accrued interest on the CCAA filers’ pre-petition debt obligations will be a permitted claim under the CCAA Proceedings) at the contractual non-default rates. Subsequent to the initiation of the Creditor Protection Proceedings, cash payments for interest will only be made on the Abitibi DIP Agreement (as defined below), the Bowater DIP Agreement (as defined below), the Bowater bank credit facilities and Abitibi’s senior secured term loan. Interest expense increased $3 million from $332 million in the first six months of 2008 to $335 million in the same period of 2009. This increase is attributable to increased interest rates, higher debt levels of Abitibi and amortization of deferred financing fees that resulted from the refinancing transactions consummated on April 1, 2008 (see “Liquidity and Capital Resources”), partially offset by the reduction in interest expense resulting from the Creditor Protection Proceedings discussed above.
Other (Expense) Income, Net
Other expense, net for the second quarter and first six months of 2009 was $30 million and $31 million, respectively, primarily comprised of fees for waivers and amendments to the accounts receivable securitization program of $12 million and $23 million, respectively and foreign currency exchange losses of $10 million and $4 million, respectively. Other income, net for the second quarter and first six months of 2008 was $15 million and $49 million, respectively, primarily comprised of a $31 million gain on extinguishment of debt in both the second quarter and first six months of 2008. In addition, other income, net for the second quarter of 2008 included a foreign currency exchange loss of $16 million, while the first six months of 2008 included a foreign currency exchange gain of $25 million.
Reorganization Items, Net
During the second quarter and first six months of 2009, we recorded reorganization items, net of $89 million and $99 million, respectively, primarily related to professional fees and debtor in possession financing costs. For additional

ABITIBIBOWATER INC.
information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
Income Taxes
Our effective tax rate, which resulted in the recording of tax benefits on pre-tax losses for the second quarter and first six months of 2009, was 6.2% and 5.4%, respectively, compared to tax benefits on pre-tax losses of 2.0% and 0.4%, respectively, for the same periods of 2008.
During the three months ended June 30, 2009 and 2008, income tax benefits of approximately $75 million and $82 million, respectively, generated on the majority of our current quarter losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. During the six months ended June 30, 2009 and 2008, income tax benefits of approximately $146 million and $175 million, respectively, generated on the majority of our operating losses for the first six months of 2009 and 2008 were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future losses will probably be offset by additional increases to the valuation allowance (tax charge). During the three and six months ended June 30, 2009, we recorded a tax recovery of approximately $41 million and $49 million, respectively, related to the asset impairment charges recorded associated with our assets held for sale for our investment in Manicouagan Power Company. For additional information, see Note 4, “Closure Costs, Impairment and Other Related Charges,” to our Unaudited Interim Consolidated Financial Statements.
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates, primarily as a result of the tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed in the local country. Upon consolidation, such gains and losses are eliminated, but we are still liable for the local country taxes. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate. Additionally, we will probably not be recording income tax benefits on the majority of any 2009 losses, which will have an adverse impact on our overall effective income tax rate in future periods. To the extent that our operations on which a full valuation allowance has been recorded become profitable, the impact of this valuation allowance would lessen or reverse and positively impact our effective tax rate in those periods.
Liquidity and Capital Resources
Overview
Prior to the commencement of the Creditor Protection Proceedings, our primary sources of liquidity and capital resources were cash-on-hand, cash provided by operations and availability under our bank credit facilities and accounts receivable securitization program.
Following the commencement of the Creditor Protection Proceedings, in addition to cash-on-hand and cash provided by operations, our external sources of liquidity are comprised of the following (which are defined and discussed below): (i) the Bowater DIP Agreement, (ii) the Abitibi DIP Agreement and (iii) the Abitibi and Donohue second amended and restated accounts receivable securitization program. All other previous external sources of liquidity are no longer available.
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings.
Non-core asset sales have been and may continue to be a source of additional liquidity, subject to the approval of the Courts. We periodically review timberland holdings and sell timberlands as a source of additional liquidity. We have targeted approximately $750 million in asset sales by the end of 2009, including our interest in Manicouagan Power Company, other hydroelectric sites, timberlands, sawmills and other assets.
On March 13, 2009, we announced that we signed a non-binding agreement in principle for the sale of our interest in Manicouagan Power Company for a total purchase price of approximately Cdn$615 million ($529 million), payable

ABITIBIBOWATER INC.
90% upon the closing of the transaction and 10% on the second anniversary of the closing, subject to adjustment for contingencies. The non-binding agreement is subject to certain terms and conditions including, but not limited to, satisfactory due diligence, obtaining required consents and approvals and negotiation and execution of definitive agreements (including a long-term power supply agreement for our Baie-Comeau, Quebec paper mill).
For the duration of the Creditor Protection Proceedings, any divestiture not subject to the de minimis asset sale proceedings must be approved by the applicable court. No assurances can be provided that the applicable court will approve any such divestiture under their current terms, or at all, or as to the timing of any such approvals. Although our proposed sale of our investment in Manicouagan Power Company has not received formal court approval, the plan to sell was committed to prior to the commencement of the Creditor Protection Proceedings and the Abitibi DIP Agreement (as defined below) contemplates the planned sale of our investment in Manicouagan Power Company, which the Canadian Court noted during its review and approval of such agreement. Proceeds generated as a result of a divestiture may have to, and must in the case of our investment in Manicouagan Power Company, be used to repay amounts outstanding pursuant to the terms of our debtor in possession financing arrangements.
On July 27, 2009, we agreed to sell an aggregate of approximately 300,000 acres of timberlands in the Province of Quebec for aggregate consideration of approximately Cdn$53 million ($48 million). The Canadian Court has approved this transaction. In addition, on July 28, 2009, we agreed, subject to court approval, to participate in a transaction pursuant to which we would receive approximately $25 million in respect of a subsidiary’s interest in the sale of certain timberlands formerly owned by a predecessor of that entity. Each of these transactions is expected to close in the third quarter of 2009.
We expect to continue to review non-core assets and seek to divest those that no longer fit within our long-term strategic business plan. It is unclear how the current global credit crisis may impact our ability to sell any of these assets.
During the first six months of 2009, we have incurred significant costs associated with our Creditor Protection Proceedings and will continue to incur similar significant costs, which could adversely affect our liquidity, results of operations and financial condition. We paid $42 million and $51 million relating to reorganization items in the three and six months ended June 30, 2009, respectively. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements. Partially offsetting these increased payments will be lower cash payments for interest. Subsequent to the initiation of the Creditor Protection Proceedings, cash payments for interest will only be made on the Abitibi DIP Agreement (as defined below), the Bowater DIP Agreement (as defined below), the Bowater bank credit facilities and Abitibi’s senior secured term loan. Additionally, on August 4, 2009, we announced that we had implemented and will continue to work on selling, general and administrative (“SG&A”) austerity measures with a target reduction of approximately $100 million on an annualized basis, as compared to 2008. The SG&A reduction efforts include, among other items, a 25% corporate headcount reduction and the suspension, until further notice, of 2009 incentive compensation plans, including special equity awards.
Abitibi and Donohue liquidity
Abitibi’s and Donohue’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations, the Abitibi DIP Agreement (defined below) and availability under the accounts receivable securitization program. As of June 30, 2009, Abitibi and Donohue had cash-on-hand of approximately $110 million and $22 million, respectively. As of June 30, 2009, Abitibi and Donohue had $57.5 million of available borrowings under the Abitibi DIP Agreement ($30 million of borrowings outstanding) and $118 million outstanding under their accounts receivable securitization program.
Abitibi DIP Agreement
In the Creditor Protection Proceedings, we have sought and obtained approval by the Canadian Court to enter into a debtor in possession financial facility for the benefit of Abitibi and Donohue. On May 6, 2009, we entered into a letter loan agreement (the “Abitibi DIP Agreement”), among Abitibi and Donohue, as borrowers (the “Borrowers”), certain subsidiaries of Abitibi as guarantors and the Bank of Montreal, as lender (“BMO”), which was acknowledged by Investissement Quebec, as sponsor (the “Sponsor”). The Abitibi DIP Agreement has been approved by the Canadian Court. Although Donohue is a signatory thereto, the Abitibi DIP Agreement will not be enforceable against Donohue until such time as the U.S. Court has granted an order authorizing and approving the DIP Facility (as defined below) and the charge in connection therewith with respect to Donohue (the “U.S. DIP Order”). Donohue has no obligation to seek, and does not expect to seek, a U.S. DIP Order and its failure to obtain such U.S. DIP Order will not affect the rights of Abitibi under the Abitibi DIP Agreement.
The Abitibi DIP Agreement provides for borrowings in an aggregate principal amount of up to $100 million for Abitibi and, following any U.S. DIP Order, Donohue (the “DIP Facility”), provided that Donohue will not borrow more than

ABITIBIBOWATER INC.
$10 million in the aggregate and that a minimum availability of $12.5 million shall be maintained at all times. The DIP Facility will be made available by way of loans advanced in multiple disbursements pursuant to borrowing requests. Such loans will bear interest at either the London interbank offered rate for deposits in U.S. dollars (“LIBOR”) plus 1.75% (with a LIBOR floor of 3.0%) or the BMO U.S. base rate, as defined in the Abitibi DIP Agreement, plus 0.75%. The outstanding principal amount of loans under the DIP Facility, plus accrued and unpaid interest are to be repaid in full at the earliest of: (i) April 30, 2010; (ii) the effective date of a plan of reorganization or a plan of compromise or arrangement confirmed by order of the Courts; (iii) the acceleration of the Abitibi DIP Agreement or the occurrence of a specified event of default within the meaning set forth in the Abitibi DIP Agreement and (iv) the unenforceability of the backstop guarantee of the Sponsor. Notwithstanding the foregoing, the Borrowers will be required to repay the DIP Facility no later than November 1, 2009, as not doing so will result in the occurrence of a specified event of default. In addition, the Borrowers will be required to make mandatory prepayments of any loans outstanding from the net cash proceeds of, among other things, any payment by a governmental authority in respect of any expropriation claim and the sale of our investment in Manicouagan Power Company.
The obligations of Abitibi under the Abitibi DIP Agreement are guaranteed by certain of Abitibi’s subsidiaries (collectively, the “Subsidiary Guarantors”) and secured by superpriority liens (the “DIP Liens”) on all present and after-acquired property of Abitibi and the Subsidiary Guarantors provided that the DIP Liens are subordinated to: (i) an administrative charge ordered by the Canadian Court in the aggregate amount not exceeding $6 million of professional fees and disbursements in connection with the CCAA Proceedings; (ii) a directors’ charge not exceeding $22.5 million and (iii) the interests of Citibank, N.A., Abitibi Consolidated Sales Corporation and the other parties to the accounts receivable securitization program. Furthermore, the repayment obligation of the Borrowers under the DIP Facility is guaranteed by the Sponsor.
The Abitibi DIP Agreement contains customary covenants for debtor in possession financings of this type, including, among other things, the obligation for Abitibi to provide a rolling 13-week cash flow forecast of receipts and disbursements and weekly cash flow results.
In accordance with its stated purpose, the proceeds of the loans under the Abitibi DIP Agreement will be used by us for working capital and other general corporate purposes, including costs of the Creditor Protection Proceedings and fees and expenses associated with the DIP Facility.
As consideration for entering into the Abitibi DIP Agreement, during the second quarter of 2009, we incurred fees of approximately $4 million, which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
Abitibi and Donohue accounts receivable securitization program
Abitibi and certain subsidiaries of Donohue (the “Participants”) continue to participate in an accounts receivable securitization program that was established when Donohue was a subsidiary of Abitibi. Accordingly, the Participants share among themselves the amounts available under the accounts receivable securitization program. The Participants sell most of their trade receivables in order to reduce working capital requirements.
As of June 30, 2009, amounts outstanding under the Participants’ accounts receivable securitization program were as follows:

				Weighted
				Average
		Amount	Termination	Interest
(Unaudited, in millions)	Commitment	Outstanding	Date	Rate

Off-Balance Sheet:
Accounts receivable securitization program	$270	$118	June 16, 2010	10.50%

As of June 30, 2009, the Participants had transferred $306 million of trade receivables resulting in cash proceeds of $118 million, which represented the total available at that time, based on the current level and eligibility of trade receivables. Accounts receivable are sold at discounted amounts based on the securitization provider’s funding cost plus

ABITIBIBOWATER INC.
a margin. The Participants act as servicing agents and administer the collection of the accounts receivable sold pursuant to these agreements. The fees received for servicing the accounts receivable approximate the value of services rendered. The amount that can be obtained under the accounts receivable securitization program depends on the amount and nature of the accounts receivable available to be sold. The commitment fee for the unused portion is 1.50% per annum.
On June 16, 2009, Abitibi and certain of its affiliates amended and restated, in its entirety, the existing accounts receivable securitization program, which now provides for an accounts receivable securitization facility in an amount of up to $270 million to be provided by the banks party to the agreement. Unless terminated earlier due to the occurrence of certain events of termination, or the substantial consummation of a plan of reorganization or a plan of compromise or arrangement confirmed by order of the Courts or unless extended pursuant to its new terms, the facility will terminate on June 16, 2010. The facility may be extended to September 16, 2010 or December 16, 2010 upon the satisfaction of certain conditions. All payment obligations of Abitibi-Consolidated U.S. Funding Corp., a subsidiary of Donohue, under the facility are secured by all of its assets and guaranteed by the following subsidiaries of ours: Donohue, Abitibi Consolidated Sales Corporation, Abitibi-Consolidated Corp., Augusta Woodlands, LLC, Abitibi-Consolidated Alabama Corporation and Alabama River Newsprint Company. Final approval of the amended and restated accounts receivable securitization program has been given by the Courts.
As consideration for entering into the amended and restated accounts receivable securitization program, during the second quarter of 2009, we incurred fees of approximately $11 million, which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
For a discussion of the previous Abitibi and Donohue accounts receivable securitization program, including various waivers and amendments to that program, reference is made to Note 10, “Liquidity and Debt — Abitibi and Donohue accounts receivable securitization program,” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 15, 2009. As consideration for entering into certain of these waivers and amendments, we incurred fees of $12 million and $23 million in the three and six months ended June 30, 2009, respectively, and recorded these fees in “Other (expense) income, net” in our Consolidated Statements of Operations.
April 1, 2008 refinancings
On April 1, 2008, we completed a series of refinancing transactions, which were designed to address the debt maturities and general liquidity needs during the first half of 2008, principally at our Abitibi subsidiary. See Note 16, “Liquidity, Debt and Interest Expense — April 1, 2008 refinancings,” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009, for details regarding these refinancing transactions.
Bowater liquidity
Bowater’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations and the Bowater DIP Agreement (defined below). As of June 30, 2009, Bowater had cash-on-hand of approximately $347 million.
Bowater DIP Agreement
In the Creditor Protection Proceedings, we have sought and obtained final approval by the Courts to enter into a debtor in possession financial facility for the benefit of AbitibiBowater Inc. and certain of our Bowater subsidiaries. On April 21, 2009, we entered into a Senior Secured Superpriority Debtor In Possession Credit Agreement (the “Bowater DIP Agreement”) among AbitibiBowater Inc., Bowater and BCFPI, as borrowers, Fairfax Financial Holdings Limited (“Fairfax”), as administrative agent, collateral agent and an initial lender, and Avenue Investments, L.P., as an initial lender. On May 8, 2009, Law Debenture Trust Company of New York replaced Fairfax as the administrative agent and collateral agent under the Bowater DIP Agreement.
The Bowater DIP Agreement provides for term loans in an aggregate principal amount of $206 million (the “Initial Advance”), consisting of a $166 million term loan facility to AbitibiBowater Inc. and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. Following the payment of fees payable to the lenders in connection with

ABITIBIBOWATER INC.
the Bowater DIP Agreement, the U.S. Borrowers and BCFPI received aggregate loan proceeds of $195.7 million. The Bowater DIP Agreement also permits the U.S. Borrowers to request, subject to the approval of the requisite lenders under the Bowater DIP Agreement, an incremental term loan facility (the “Incremental Facility”) and an asset based-revolving credit facility (the “ABL Facility”) provided that the aggregate principal amount of the Initial Advance and the Incremental Facility may not exceed $360 million and the aggregate principal amount of the Initial Advance, Incremental Facility and the ABL Facility may not exceed $600 million. The outstanding principal amount of loans under the Bowater DIP Agreement, plus accrued and unpaid interest, will be due and payable on April 21, 2010 (the “Maturity Date”), but is subject to an earlier maturity date under certain circumstances. The Maturity Date may be extended for two additional periods of three months each, subject to the satisfaction of certain conditions. Borrowings under the Bowater DIP Agreement will bear interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or LIBOR, in each case plus a specified margin. The interest margin for base rate loans is 6.50%, with a base rate floor of 4.50%. The interest margin for LIBOR loans is 7.50%, with a LIBOR floor of 3.50%. Such interest rates will each increase by 1.00% if the Maturity Date is extended beyond April 21, 2010. The obligations of the U.S. Borrowers under the Bowater DIP Agreement are guaranteed by AbitibiBowater Inc., Bowater, Bowater Newsprint South LLC (“Newsprint South”), a direct, wholly-owned subsidiary of AbitibiBowater Inc., which was a wholly-owned subsidiary of Bowater prior to May 15, 2008, and each of the U.S. subsidiaries of Bowater and Newsprint South that are debtors in the Chapter 11 Cases (collectively, the “U.S. Guarantors”) and secured by all or substantially all of the assets of each of the U.S. Borrowers and the U.S. Guarantors. The obligations of BCFPI under the Bowater DIP Agreement are guaranteed by the U.S. Borrowers and the U.S. Guarantors and each of Bowater’s Canadian subsidiaries (other than BCFPI) that are debtors in the CCAA Proceedings (collectively, the “Canadian Guarantors”) and secured by all or substantially all of the assets of BCFPI and the Canadian Guarantors. On June 24, 2009, Bowater Canadian Finance Corporation was released from its obligations under the Bowater DIP Agreement.
On June 5, 2009, the Bowater DIP Agreement was amended to, among other things: (i) correct certain documentation errors, including, but not limited to: (a) correcting the minimum base rate from 2.50% per annum to 4.50% per annum, (b) modifying the calculation of the fixed charge coverage ratio required to be maintained by Bowater and the guarantors under the Bowater DIP Agreement and (c) clarifying certain provisions related to interest calculations and payment dates (including waiving certain defaults which occurred as a result of confusion over the prior language); (ii) amend the definition of consolidated EBITDA to, among other things, permit Chapter 11 and CCAA expenses, including professional fees, to be added to net income for purposes of calculating consolidated EBITDA; (iii) permit additional debt owed by Calhoun Newsprint Company (“CNC”), a subsidiary owned 51% by us and 49% by Herald Company, Inc., to one or more Bowater entities so long as the aggregate amount of such additional debt, together with any additional investments in CNC, does not exceed $10 million; (iv) extend the time available for AbitibiBowater to appoint a chief restructuring officer from June 5, 2009 to June 20, 2009 (or such later time as the required lenders approved) and (v) extend the time available from June 5, 2009 to June 30, 2009 to: (a) obtain private debt ratings from Moody’s Investor Services, Inc. and Standard & Poor’s Rating Services on the loans under the term loan facility provided pursuant to the Bowater DIP Agreement and any other incremental facility and (b) provide the mortgages and other related documentation with respect to certain properties. We complied with these requirements.
The Bowater DIP Agreement contains customary covenants for debtor in possession financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the incurrence and repayment of indebtedness; (iii) restrictions on the incurrence of liens; (iv) restrictions on making certain payments; (v) restrictions on investments; (vi) restrictions on asset dispositions and (vii) restrictions on modifications to material indebtedness. Additionally, the Bowater DIP Agreement contains certain financial covenants, including, among other things: (i) a minimum consolidated EBITDA; (ii) a minimum fixed charge coverage ratio and (iii) a maximum amount of capital expenditures.
In accordance with its stated purpose, the proceeds of the Bowater DIP Agreement will be used by us, among other things, for working capital, general corporate purposes, to pay adequate protection to holders of secured debt under Bowater’s and BCFPI’s pre-petition bank credit facilities, to pay the costs associated with administration of the Creditor Protection Proceedings and to pay transaction costs, fees and expenses in connection with the Bowater DIP Agreement.

ABITIBIBOWATER INC.
As consideration for entering into the Bowater DIP Agreement, during the second quarter of 2009, we incurred fees of approximately $14 million, which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
Alternative fuel mixture tax credits
The U.S. Internal Revenue Code of 1986, as amended (the “Code”) provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. During the first quarter of 2009, Bowater applied for its registrations as alternative fuel mixtures for three of its sites. In March 2009, Bowater received notification that two sites’ registrations were approved. Bowater’s third site’s registration was approved in early April 2009. During the three and six months ended June 30, 2009, Bowater recorded $85 million and $118 million, respectively, of these credits, which were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Unaudited Consolidated Statements of Operations. According to the Code, the tax credit expires at the end of 2009. The U.S. Congress is currently reviewing the Alternative Fuel Credit law and may enact legislation to repeal the credit prior to its scheduled expiration.
ACH Limited Partnership
We own 75% of ACH Limited Partnership (“ACH”) and Caisse de depot et placement du Quebec owns the remaining 25% of ACH. Since we have control over ACH, our unaudited interim consolidated financial statements include this entity on a fully consolidated basis. ACH was excluded from the Creditor Protection Proceedings and we expect that it will continue to operate outside of such proceedings. As of June 30, 2009, ACH had outstanding debt comprised of a $215 million (Cdn$250 million) 7.132% loan due 2017 (the “Loan”). In addition, ACH has entered into a Cdn$15 million bank revolving credit agreement due March 31, 2010 (the “Credit Agreement,” and collectively with the Loan, the “Agreements”). ACH has not drawn down any of the Credit Agreement. As of June 30, 2009, ACH failed to meet a financial covenant under the Agreements but obtained a waiver from the lenders and no default occurred. ACH’s ability to maintain compliance with each of the financial covenants for the next 12 months is uncertain and as a result, as of June 30, 2009, we reclassified the $215 million Loan from “Long-term debt, net of current portion” to “Current portion of long-term debt” in our Consolidated Balance Sheets. Any future breach or default under the Agreements that is not waived by the lenders is not expected to significantly affect our liquidity or capital resources, but may force ACH to seek alternate sources of financing or to seek creditor protection pursuant to the CCAA, and thereby may affect the value of our equity in ACH.
Flow of funds
Cash provided by (used in) operating activities
Cash provided by operating activities totaled $63 million in the first six months of 2009 compared to $354 million of cash used in operating activities in the first six months of 2008. The increase in cash provided by operations was primarily related to a significant reduction in accounts receivable and a significant increase in accounts payable and accrued liabilities in the first six months of 2009 as compared to the same period of 2008. Liabilities subject to compromise include pre-petition accounts payable and accrued liabilities, all of which were not paid. As a result, our cash flows from operations were favorably affected by the stay of payment related to such accounts payable and accrued liabilities, including the stay of interest payments related to certain pre-petition debt obligations.
Cash provided by investing activities
Cash provided by investing activities totaled $60 million in the first six months of 2009 compared to $57 million in the first six months of 2008. The increase in cash provided by investing activities during the first six months of 2009 as compared to the same period in 2008 was primarily due to reductions in cash invested in fixed assets and deposit requirements for letters of credit, partially offset by decreased proceeds from timberland and other asset sales in 2009.

ABITIBIBOWATER INC.
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
Cash provided by financing activities
Cash provided by financing activities totaled $164 million in the first six months of 2009 compared to $443 million in the first six months of 2008. The decrease in cash provided by financing activities in the first six months of 2009 was due to the level of borrowings under the Bowater DIP Agreement and Abitibi DIP Agreement versus the long-term borrowings during this same period of 2008, primarily due to the April 1, 2008 refinancings, as discussed above, and were partially offset by lower repayments on our bank credit facilities.
Employees
As of June 30, 2009, we employed approximately 13,500 people, of whom approximately 9,700 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union in Canada and predominantly by the United Steelworkers Union in the U.S. As we develop and implement our reorganization plan and respond to the need to further reduce capacity in some product lines, we expect to have some decline in employment. Additionally, on August 4, 2009, we announced a corporate headcount reduction of approximately 25%, as part of our plan to implement and continue to work on selling, general and administrative austerity measures.
A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada expired at the end of April 2009 and to date, negotiations for renewal have not begun. The collective bargaining agreement for the Calhoun, Tennessee facility, which expired in July 2008, has not been renewed. The collective bargaining agreement which covers the Catawba, South Carolina facility expired in April 2009 and to date, negotiations for renewal have not begun. The employees at the facility in Mokpo, South Korea have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear. We served the six-month notice necessary to terminate the collective bargaining agreement related to the Mokpo facility on June 19, 2009. While negotiations with the unions in the past have resulted in collective agreements being signed, as is the case with any negotiation, we may not be able to negotiate acceptable new agreements, which could result in strikes or work stoppages by affected employees. Renewal of collective bargaining agreements could also result in higher wage or benefit costs. Therefore, we could experience a disruption of our operations or higher ongoing labor costs.
The Communications, Energy and Paperworkers Union of Canada has selected contract talks with us to set the industry-wide pattern for contracts that will replace current agreements that expired at the end of April 2009.
At this time, we cannot predict the impact of the Creditor Protection Proceedings on our labor costs and relations. We anticipate negotiations with both major unions will occur later in 2009.
Recent Accounting Pronouncements
Reference is made to Note 1, “Organization and Basis of Presentation — New accounting pronouncements,” to our Unaudited Interim Consolidated Financial Statements, for a discussion of new accounting pronouncements issued but not yet adopted.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009. There have been no material changes in our exposure to market risk since December 31, 2008, with the exception of the termination of $100 million of notional amount of interest rate swaps on April 14, 2009, as further discussed in Note 14, “Derivative Financial Instruments and Other Embedded Derivatives,” to our Unaudited Interim Consolidated Financial Statements.

ABITIBIBOWATER INC.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as of June 30, 2009. Based on that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
(b)	Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On April 16, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for relief under Chapter 11. In addition, on April 17, 2009, AbitibiBowater Inc. and certain of its Canadian subsidiaries sought creditor protection under the CCAA. On April 17, 2009, Abitibi and ACCC each filed Chapter 15 Cases to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. Our subsidiaries which own our Bridgewater, United Kingdom and Mokpo, South Korea operations were not included in the Creditor Protection Proceedings and will continue to operate outside of such proceedings. In addition, almost all of our less than wholly-owned subsidiaries were excluded from the Creditor Protection Proceedings and will continue to operate outside of such proceedings.
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
We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Although the final outcome of any of these matters is subject to many variables and cannot be predicted with any degree of certainty, we establish reserves for a matter when we believe an adverse outcome is probable and the amount can be reasonably estimated. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on our results of operations in any given quarter or year. Subject to certain exceptions, all litigation against AbitibiBowater Inc. and its subsidiaries that are parties to the Creditor Protection Proceedings that arose or may arise out of pre-petition conduct or acts is subject to the automatic stay provisions of Chapter 11 and the CCAA and the orders of the Courts rendered thereunder. As a result, we believe that these matters will not have a material adverse effect on our results of operations during the Creditor Protection Proceedings.
We continue to work to resolve the matter relating to the expropriation of our assets in the Province of Newfoundland and Labrador, as further described in Note 21, “Commitments and Contingencies — Extraordinary loss on expropriation of assets,” included in our consolidated financial statements for the year ended December 31, 2008. We are in a position to submit a notice of arbitration pursuant to the relevant NAFTA provisions now that the mandatory 90-day waiting period following the filing of our notice of intent to arbitrate has passed. The filing of the notice of arbitration may be delayed to provide additional time for settlement opportunities.
Information relative to our legal proceedings is presented in Note 21, “Commitments and Contingencies — Legal items,” included in our consolidated financial statements for the year ended December 31, 2008. Except as otherwise described herein, there have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009.

ABITIBIBOWATER INC.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009, particularly the “Risks Relating to Our Creditor Protection Proceedings,” which could materially affect our business, financial condition or future results. Except for the following risk factor, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009.
Abitibi Consolidated Sales Corporation could lose any or all of its equity interest in Augusta Newsprint Company.
Abitibi Consolidated Sales Corporation (“ACSC”), an indirect, wholly-owned subsidiary of AbitibiBowater Inc., Abitibi and Woodbridge International Holdings Limited, Woodbridge International Holdings SA and the Woodbridge Company Limited (collectively, “Woodbridge”), are party to an amended and restated call agreement. The call agreement grants ACSC the right to purchase Augusta Newsprint Inc., ACSC’s 47.5% partner in Augusta Newsprint Company and a subsidiary of Woodbridge, on or before December 31, 2009, at a pre-established price. ACSC currently owns 52.5% of Augusta Newsprint Company, which owns the Augusta, Georgia newsprint mill. If ACSC does not exercise its option to purchase Augusta Newsprint Inc., ACSC has one year to sell Augusta Newsprint Company. If ACSC does not sell Augusta Newsprint Company, Woodbridge would then have one year to sell Augusta Newsprint Company. A pre-established amount of the proceeds of any such sale, which we believe would significantly exceed the value of Augusta Newsprint Inc. under current market conditions, would be payable, first, to Woodbridge. ACSC would not purchase Augusta Newsprint Inc. under the current terms of the call agreement. Therefore, Augusta Newsprint Company might be sold by ACSC or Woodbridge. The debtors have filed a motion to reject the call agreement in their Chapter 11 Cases. Although we believe such motion should be granted, it is uncertain whether the U.S. Court will authorize the rejection of the call agreement. If the U.S. Court does not grant the debtor’s motion to reject the call agreement and a forced sale is consummated, there can be no assurance that we would be able to recover any or all of our 52.5% equity interest in Augusta Newsprint Company, which as of June 30, 2009, was approximately $72 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Creditor Protection Proceedings” in Part I of this Form 10-Q.

ABITIBIBOWATER INC.
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1*	Second Amended and Restated By-Laws of AbitibiBowater Inc. effective April 29, 2009 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 29, 2009, SEC File No. 001-33776).

10.1*	Waiver and Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated as of April 1, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008, by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2009, SEC File No. 001-33776).

10.2*	Omnibus Amendment No. 5 to Amended and Restated Receivables Purchase Agreement and Amendment No. 3 to Amended and Restated Purchase and Contribution Agreement and Waiver Agreement, dated as of April 16, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008, by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer and to the Amended and Restated Purchase and Contribution Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., as purchaser, Abitibi Consolidated Sales Corporation, as a seller and Abitibi-Consolidated Inc., as a seller (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2009, SEC File No. 001-33776).

10.3*	Amendment No. 6 to Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008, by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2009, SEC File No. 001-33776).

10.4*	Amendment No. 7 to Amended and Restated Receivables Purchase Agreement, dated as of June 12, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008, by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 18, 2009, SEC File No. 001-33776).

10.5*	Second Amended and Restated Receivables Purchase Agreement, dated June 16, 2009, by and among Abitibi-Consolidated U.S. Funding Corp., as the seller, Abitibi Consolidated Sales Corporation and Abitibi-Consolidated Inc. as originators, Abitibi Consolidated Sales Corporation, as servicer, Abitibi-Consolidated Inc. as subservicer, Citibank, N.A., as agent, Barclays Capital Inc., as syndication agent, The CIT Group / Business Credit, Inc., as documentation agent, and Citibank, N.A., Barclays Bank PLC and the other financial and other institutions from time to time party thereto, as banks (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 18, 2009, SEC File No. 001-33776).

ABITIBIBOWATER INC.

Exhibit No.	Description
10.6**	Guaranty and Undertaking Agreement, dated as of June 16, 2009, among the Guarantors party thereto, each a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, Abitibi-Consolidated Inc., an obligator, and Citibank, N.A., as agent.

10.7*	Senior Secured Superpriority Debtor In Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Avenue Investments, as an initial lender, and Fairfax Financial Holdings Ltd., as an initial lender, initial administrative agent and initial collateral agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated April 29, 2009, SEC File No. 001-33776).

10.8*	Amendment No. 1, dated as of June 5, 2009, to the Senior Secured SuperPriority Debtor In Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc. and each of the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 11, 2009, SEC File No. 001-33776).

10.9*	Letter Loan Agreement, dated as of May 6, 2009, relating to the SuperPriority, Senior Secured Debtor In Possession Credit Facility, among Abitibi-Consolidated Inc. and Donohue Corp., as Borrowers, Bank of Montreal, as Lender, and the Subsidiary Guarantors named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2009, SEC File No. 001-33776).

10.10*	Form of Offer to Guarantee a Loan (translated from French) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 12, 2009, SEC File No. 001-33776).

†10.11*	AbitibiBowater Inc. Amended and Restated Outside Director Deferred Compensation Plan, effective as of June 16, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 22, 2009, SEC File No. 001-33776).

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

**	Filed with this Quarterly Report on Form 10-Q.

†	This is a management contract or compensatory plan or arrangement.

ABITIBIBOWATER INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABITIBIBOWATER INC.

By	/s/ William G. Harvey
William G. Harvey
Executive Vice President and Chief
Financial Officer

By	/s/ Joseph B. Johnson
Joseph B. Johnson
Vice President and Controller
Dated: August 11, 2009

ABITIBIBOWATER INC.
INDEX TO EXHIBITS

Exhibit No.	Description
3.1*	Second Amended and Restated By-Laws of AbitibiBowater Inc. effective April 29, 2009 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 29, 2009, SEC File No. 001-33776).

10.1*	Waiver and Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated as of April 1, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008, by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2009, SEC File No. 001-33776).

10.2*	Omnibus Amendment No. 5 to Amended and Restated Receivables Purchase Agreement and Amendment No. 3 to Amended and Restated Purchase and Contribution Agreement and Waiver Agreement, dated as of April 16, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008, by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer and to the Amended and Restated Purchase and Contribution Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., as purchaser, Abitibi Consolidated Sales Corporation, as a seller and Abitibi-Consolidated Inc., as a seller (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2009, SEC File No. 001-33776).

10.3*	Amendment No. 6 to Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008, by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2009, SEC File No. 001-33776).

10.4*	Amendment No. 7 to Amended and Restated Receivables Purchase Agreement, dated as of June 12, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008, by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 18, 2009, SEC File No. 001-33776).

10.5*	Second Amended and Restated Receivables Purchase Agreement, dated June 16, 2009, by and among Abitibi-Consolidated U.S. Funding Corp., as the seller, Abitibi Consolidated Sales Corporation and Abitibi-Consolidated Inc. as originators, Abitibi Consolidated Sales Corporation, as servicer, Abitibi-Consolidated Inc. as subservicer, Citibank, N.A., as agent, Barclays Capital Inc., as syndication agent, The CIT Group / Business Credit, Inc., as documentation agent, and Citibank, N.A., Barclays Bank PLC and the other financial and other institutions from time to time

ABITIBIBOWATER INC.

Exhibit No.	Description
party thereto, as banks. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 18, 2009, SEC File No. 001-33776).

10.6**	Guaranty and Undertaking Agreement, dated as of June 16, 2009, among the Guarantors party thereto, each a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, Abitibi-Consolidated Inc., an obligator, and Citibank, N.A., as agent.

10.7*	Senior Secured Superpriority Debtor In Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Avenue Investments, as an initial lender, and Fairfax Financial Holdings Ltd., as an initial lender, initial administrative agent and initial collateral agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated April 29, 2009, SEC File No. 001-33776).

10.8*	Amendment No. 1, dated as of June 5, 2009, to the Senior Secured SuperPriority Debtor In Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc. and each of the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 11, 2009, SEC File No. 001-33776).

10.9*	Letter Loan Agreement, dated as of May 6, 2009, relating to the SuperPriority, Senior Secured Debtor In Possession Credit Facility, among Abitibi-Consolidated Inc. and Donohue Corp., as Borrowers, Bank of Montreal, as Lender, and the Subsidiary Guarantors named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2009, SEC File No. 001-33776).

10.10*	Form of Offer to Guarantee a Loan (translated from French) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 12, 2009, SEC File No. 001-33776).

†10.11*	AbitibiBowater Inc. Amended and Restated Outside Director Deferred Compensation Plan, effective as of June 16, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 22, 2009, SEC File No. 001-33776).

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

**	Filed with this Quarterly Report on Form 10-Q.

†	This is a management contract or compensatory plan or arrangement.