Form 10-Q
period 2009-09-30
AbitibiBowater Inc.
filed 2009-11-13
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2009, there were 54,701,517 shares of AbitibiBowater Inc. common stock outstanding.

ABITIBIBOWATER INC.
TABLE OF CONTENTS

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$1,091	$1,730	$3,240	$5,154
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	885	1,294	2,457	3,990
Depreciation, amortization and cost of timber harvested	147	184	461	562
Distribution costs	120	195	354	583
Selling and administrative expenses	54	83	165	270
Closure costs, impairment and other related charges (Note 4)	(44)	138	226	165
Net gain on disposition of assets	(38)	(5)	(91)	(45)

Operating loss	(33)	(159)	(332)	(371)
Interest expense (contractual interest of $192 and $578 in the three and nine months ended September 30, 2009, respectively) (Note 11)	(126)	(187)	(461)	(519)
Other (expense) income, net	(25)	2	(56)	51

Loss before reorganization items and income taxes	(184)	(344)	(849)	(839)
Reorganization items, net (Note 3)	(301)	-	(400)	-

Loss before income taxes	(485)	(344)	(1,249)	(839)
Income tax (provision) benefit	(34)	50	7	52

Net loss including noncontrolling interests	(519)	(294)	(1,242)	(787)
Net loss (income) attributable to noncontrolling interests	8	(8)	3	(14)

Net loss attributable to AbitibiBowater Inc.	$(511)	$(302)	$(1,239)	$(801)

Net loss per share attributable to AbitibiBowater Inc. common shareholders:
Basic and diluted	$(8.85)	$(5.23)	$(21.48)	$(13.91)

Weighted-average number of AbitibiBowater Inc. common shares outstanding:
Basic and diluted	57.7	57.6	57.7	57.6

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED BALANCE SHEETS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions)

	September 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$569	$192
Accounts receivable, net	715	816
Inventories, net	598	713
Assets held for sale	526	953
Other current assets	117	93

Total current assets	2,525	2,767

Fixed assets, net	4,101	4,507
Goodwill	53	53
Amortizable intangible assets, net	475	285
Other assets	449	460

Total assets	$7,603	$8,072

Liabilities and deficit
Liabilities not subject to compromise:
Current liabilities:
Accounts payable and accrued liabilities	$460	$1,021
Debtor in possession financing	261	—
Short-term bank debt	679	677
Current portion of long-term debt	651	278
Liabilities associated with assets held for sale	66	409

Total current liabilities	2,117	2,385

Long-term debt, net of current portion	35	5,015
Pension and other postretirement projected benefit obligations	73	823
Other long-term liabilities	145	147
Deferred income taxes	219	42

Total liabilities not subject to compromise	2,589	8,412

Liabilities subject to compromise (Note 3)	6,550	—

Total liabilities	9,139	8,412

Commitments and contingencies
Deficit:
AbitibiBowater Inc. shareholders’ deficit:
Common stock, $1 par value. 54.7 and 53.2 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	55	53
Exchangeable shares, no par value. 3.0 and 4.4 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	173	242
Additional paid-in capital	2,522	2,451
Deficit	(4,077)	(2,838)
Accumulated other comprehensive loss	(348)	(384)

Total AbitibiBowater Inc. shareholders’ deficit	(1,675)	(476)
Noncontrolling interests	139	136

Total deficit	(1,536)	(340)

Total liabilities and deficit	$7,603	$8,072

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions)
For the nine months ended September 30, 2009

	AbitibiBowater Inc. Shareholders’ Deficit
					Accumulated
			Additional		Other	Non-
	Common	Exchangeable	Paid-In		Comprehensive	controlling	Total
	Stock	Shares	Capital	Deficit	Loss	Interests	Deficit

Balance as of December 31, 2008	$53	$242	$2,451	$(2,838)	$(384)	$136	$(340)

Exchangeable shares retracted and common shares issued (1.4 shares)	2	(69)	67	–	–	–	–
Share-based compensation costs for equity-classified awards	–	–	4	–	–	–	4
Restricted stock units vested, net of shares forfeited for employee withholding taxes (0.1 shares)	–	–	–	–	–	–	–
Dividends paid to noncontrolling interests	–	–	–	–	–	(7)	(7)
Net loss	–	–	–	(1,239)	–	(3)	(1,242)
Other comprehensive income, net of tax	–	–	–	–	36	13	49

Balance as of September 30, 2009	$55	$173	$2,522	$(4,077)	$(348)	$139	$(1,536)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2009	2008

Net loss including noncontrolling interests	$(1,242)	$(787)

Other comprehensive income (loss):
Change in unamortized prior service costs, net of tax of $0 and $3 in 2009 and 2008, respectively	(6)	3
Change in unamortized actuarial gains and losses, net of tax of $0 and tax benefit of $4 in 2009 and 2008, respectively	(4)	(5)
Foreign currency translation	59	(42)
Change in unrecognized gain on hedged transactions, net of tax of $5 in 2008	-	10

Other comprehensive income (loss), net of tax	49	(34)

Comprehensive loss including noncontrolling interests	(1,193)	(821)

Less: Comprehensive loss (income) attributable to noncontrolling interests:
Net loss (income)	3	(14)
Foreign currency translation	(13)	5

Comprehensive income attributable to noncontrolling interests	(10)	(9)

Comprehensive loss attributable to AbitibiBowater Inc.	$(1,203)	$(830)

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net loss including noncontrolling interests	$(1,242)	$(787)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by (used in) operating activities:
Share-based compensation	4	4
Depreciation, amortization and cost of timber harvested	461	562
Closure costs, impairment and other related charges	226	146
Write-downs of mill stores inventory	17	10
Deferred income taxes	64	(40)
Net pension contributions	(155)	(185)
Net gain on disposition of assets	(91)	(45)
Gain on extinguishment of debt	-	(31)
Amortization of debt discount (premium), net	51	87
Loss (gain) on translation of foreign currency denominated debt	45	(21)
Non-cash reorganization items, net	321	-
Debtor in possession financing costs	29	-
Changes in working capital:
Accounts receivable	102	(132)
Inventories	100	8
Other current assets	(30)	(20)
Accounts payable and accrued liabilities	232	(9)
Other, net	(63)	25

Net cash provided by (used in) operating activities	71	(428)

Cash flows from investing activities:
Cash invested in fixed assets	(80)	(127)
Disposition of assets	119	215
Decrease (increase) in deposit requirements for letters of credit, net	75	(77)
Cash received in monetization of derivative financial instruments	5	5

Net cash provided by investing activities	119	16

Cash flows from financing activities:
Cash dividends to noncontrolling interests	(7)	(14)
Debtor in possession financing	261	-
Debtor in possession financing costs	(29)	-
Term loan financing	-	400
Term loan repayments	-	(53)
Short-term financing, net	(24)	(195)
Issuance of long-term debt	-	763
Payments of long-term debt	(5)	(298)
Payments of financing and bank credit facility fees	(9)	(85)
Payment of equity issuance fees on Convertible Notes	-	(6)

Net cash provided by financing activities	187	512

Net increase in cash and cash equivalents	377	100
Cash and cash equivalents:
Beginning of period	192	195

End of period	$569	$295

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 1. Organization and Basis of Presentation
Nature of operations
AbitibiBowater Inc. (collectively with its subsidiaries and affiliates, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our” or the “Company”) is incorporated in Delaware and is a leading producer of newsprint and coated and specialty papers. In addition, we produce and sell market pulp and wood products. We operate pulp and paper manufacturing facilities in Canada, the United States, the United Kingdom and South Korea, as well as sawmills, remanufacturing facilities and engineered wood facilities in Canada and the United States.
Financial statements
The consolidated balance sheets as of September 30, 2009 and December 31, 2008, the related statements of operations for the three and nine months ended September 30, 2009 and 2008, the related statement of changes in deficit for the nine months ended September 30, 2009 and the related statements of cash flows and comprehensive loss for the nine months ended September 30, 2009 and 2008 are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the interim period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009. Certain prior year amounts in the unaudited interim consolidated financial statements and the related notes have been reclassified to conform to the 2009 presentation. The reclassifications had no effect on net loss. As discussed in more detail below, effective January 1, 2009, we adopted new accounting guidance governing the accounting for and reporting of noncontrolling interests, which required retrospective application.
We have evaluated subsequent events through November 13, 2009, which is the date that these financial statements were issued.
Creditor Protection Proceedings
On April 16, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”). In addition, on April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries sought creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (the “CCAA”) with the Superior Court of Quebec in Canada (the “Canadian Court”). On April 17, 2009, Abitibi-Consolidated Inc. (“Abitibi”), a subsidiary of AbitibiBowater Inc., and its wholly-owned subsidiary, Abitibi-Consolidated Company of Canada (“ACCC”), each filed a voluntary petition for provisional and final relief (the “Chapter 15 Cases”) in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. The Chapter 11 Cases, the Chapter 15 Cases and the CCAA Proceedings are collectively referred to as the “Creditor Protection Proceedings.” The U.S. Court and the Canadian Court are collectively referred to as the “Courts.” Our wholly-owned subsidiaries that operate the Bridgewater, United Kingdom and Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries continue to operate outside of the Creditor Protection Proceedings. For additional information, see Note 2, “Creditor Protection Proceedings.”
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
The Creditor Protection Proceedings and our debtor in possession financing arrangements, discussed in Note 11,

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
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
Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in our consolidated financial statements. The assets and liabilities in our unaudited interim consolidated financial statements do not reflect any adjustments related to such a comprehensive restructuring plan, except for the charges related to indefinite idlings and permanent closures, as discussed in Note 3, “Creditor Protection Proceedings Related Disclosures — Reorganization items, net.” In addition, our unaudited interim consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings, such as: (i) the realizable value of our assets on a liquidation basis or their availability to satisfy liabilities, (ii) the amounts of pre-petition liabilities that may be allowed for claims or contingencies or the status and priority thereof, (iii) the effect of any changes in our deficit that may be made in our recapitalization or (iv) the effect on our Consolidated Statements of Operations regarding any changes made to our business resulting from our comprehensive restructuring plan.
Effective upon the commencement of the Creditor Protection Proceedings, we applied the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 852, “Reorganizations” (“FASB ASC 852”), in preparing our consolidated financial statements and we will continue to apply this guidance while we operate under the Creditor Protection Proceedings. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), charges related to indefinite idlings and permanent closures and other provisions for losses directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in the Consolidated Statements of Operations. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net.” The timing of recognition of Reorganization items, net is in accordance with U.S. GAAP related to accounting for severance and termination benefits and accounting for costs associated with exit and disposal activities (including costs incurred in a restructuring). Pre-petition obligations that may be impaired by the reorganization process have been classified in the Consolidated Balance Sheets as “Liabilities subject to compromise.” These liabilities have been reported at the amounts expected to be allowed by the Courts, even if they may be settled for lesser amounts. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.” Additionally, we have continued to record interest expense on certain of our pre-petition debt obligations. For additional information, see Note 11, “Liquidity and Debt.”
Recently adopted accounting guidance
On September 30, 2009, we adopted the FASB’s Accounting Standards Codification (“Codification”). The Codification defines the new hierarchy for U.S. GAAP and is now the single source for all authoritative U.S. GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. Since the Codification relates to disclosures only, the adoption of this accounting guidance did not impact our results of operations or financial position. However, because the Codification completely replaced existing standards, it affects the way U.S. GAAP is referenced within the consolidated financial statements and accounting policies. The FASB has subsequently issued numerous Accounting Standards Updates to amend various topics in the Codification for text revisions and technical corrections, none of which impacted our results of operations or financial condition.
Effective January 1, 2009, we adopted new accounting guidance governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this guidance indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This guidance also required changes to certain presentation and disclosure requirements. The provisions of this guidance were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, we retroactively reclassified the “Minority interests in subsidiaries” balance previously included as a separate liability caption in our Consolidated Balance Sheets to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used in our Consolidated Statements of Operations, largely identifying net loss including NCI and net loss attributable to AbitibiBowater Inc. Additional disclosures required by this guidance are also reflected in our Consolidated Statement of Changes in Deficit. The adoption of this guidance did not have a material impact on our results of operations or financial position.
As disclosed in the notes included in our consolidated financial statements for the year ended December 31, 2008, beginning January 1, 2008, on a prospective basis, we adopted new accounting guidance on fair value measurements as it relates to financial assets and liabilities. However, the FASB deferred the effective date for one year relative to nonfinancial assets and liabilities that are not measured at fair value on a recurring basis, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. On January 1, 2009, we prospectively adopted these remaining aspects of this guidance, which did not have a material impact on our results of operations or financial position.
We adopted new accounting guidance which changed the accounting for business acquisitions. This guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this guidance impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. For us, this guidance was effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. This guidance had no immediate impact upon adoption by us, and will be applied to business combinations completed post-2008 and to applicable adjustments to acquired entity deferred tax items occurring after December 31, 2008.
On January 1, 2009, we adopted new accounting guidance regarding disclosure requirements for derivative instruments and hedging activities, which requires us to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. The adoption of this accounting guidance did not have an impact on our results of operations or financial position.
On January 1, 2009, we adopted new accounting guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This new guidance also provides additional disclosure requirements related to recognized intangible assets. The adoption of this accounting guidance did not impact our results of operations or financial position.
On January 1, 2009, we adopted new accounting guidance which addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception included in current accounting guidance. The adoption of this accounting guidance did not impact our results of operations or financial position.
On January 1, 2009, we adopted new accounting guidance which addresses the accounting for nonrefundable maintenance deposits paid by the lessee to the lessor. The adoption of this accounting guidance did not impact our results of operations or financial position.
On January 1, 2009, we adopted new accounting guidance which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of this accounting guidance did not impact our results of operations or financial position.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
On January 1, 2009, we adopted new accounting guidance which amends the previous impairment guidance to achieve consistency with the other-than-temporary impairment assessment and related disclosure requirements used in other related guidance. The adoption of this accounting guidance did not impact our results of operations or financial position.
On June 30, 2009, we adopted new accounting guidance which increases the frequency of fair value financial instruments disclosures to a quarterly instead of an annual basis. The adoption of this accounting guidance increased our quarterly disclosures relating to the fair value of our financial instruments in Note 14, “Derivative Financial Instruments and Other Embedded Derivatives.”
On June 30, 2009, we adopted new accounting guidance which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. This guidance reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. The adoption of this accounting guidance did not impact our results of operations or financial position.
On June 30, 2009, we adopted new accounting guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events, the basis for that date and whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this accounting guidance required that we indicate the date through which we considered subsequent events and did not result in significant changes in subsequent events that we report or recognize and therefore, did not impact our results of operations or financial position (see Note 18, “Subsequent Events”).
On September 30, 2009, we adopted new accounting guidance which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques as described in the guidance. The adoption of this accounting guidance did not have an impact on our results of operations or financial position.
New accounting guidance
In April 2008, the FASB issued new accounting guidance which nullifies certain requirements regarding changes in accounting principles that will be applicable to the financial statements of an entity emerging from bankruptcy. Any changes in accounting principles required within the twelve months following the implementation of fresh start accounting by such an entity are no longer required to be adopted at the time fresh start accounting is implemented. Entities emerging from bankruptcy that implement fresh start accounting should only follow accounting standards in effect at the date fresh start accounting is implemented, including any standards eligible for early adoption. We will assess the impact of the application of this new guidance when, and if, fresh start accounting is required upon resolution of our Creditor Protection Proceedings.
In December 2008, the FASB issued new accounting guidance which requires additional disclosures by employers regarding plan assets of a defined benefit pension or other postretirement plan and requires employers to provide more transparency about the assets held by retirement plans and the concentrations of risk in those plans. This new guidance relates to annual disclosures only and becomes effective for us on December 31, 2009.
In June 2009, the FASB issued new accounting guidance which requires entities to provide additional information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The new guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. The new guidance becomes effective for us on January 1, 2010, and will be applied prospectively. We do not expect the adoption of this new guidance to have a material impact on our results of operations or financial position.
In June 2009, the FASB issued new accounting guidance which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Qualified special-purpose entities (“QSPEs”) will no longer be excepted from current accounting guidance. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
performance. The new guidance becomes effective for us on January 1, 2010. Although we have QSPEs that are not currently consolidated, we do not expect the adoption of this new accounting guidance to have a material impact on our results of operations or financial position.
Note 2. Creditor Protection Proceedings
Overview
As discussed in Note 1, “Organization and Basis of Presentation — Creditor Protection Proceedings,” AbitibiBowater Inc. and certain of its subsidiaries commenced Creditor Protection Proceedings on April 16 and 17, 2009 in order to enable us to pursue reorganization efforts under the protection of Chapter 11 and the CCAA. The Creditor Protection Proceedings allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan. We remain in possession of our assets and properties and continue to operate our business and manage our properties as “debtors in possession” under the jurisdiction of the Courts and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, we and our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the relevant Court(s) or the Monitor (as defined below), as applicable.
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings. Due to the commencement of the Creditor Protection Proceedings, unsecured pre-petition debt obligations of $4,885 million are included in “Liabilities subject to compromise” in our Consolidated Balance Sheets as of September 30, 2009. Secured pre-petition debt obligations of $1,092 million are included in current liabilities in our Consolidated Balance Sheets as of September 30, 2009. See Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.”
Debtor in possession financing arrangements
In the Creditor Protection Proceedings, we have: (i) sought and obtained final approval by the Courts to enter into a debtor in possession financial facility for the benefit of AbitibiBowater Inc. and certain of our Bowater Incorporated (“Bowater”), a wholly-owned subsidiary of AbitibiBowater Inc., subsidiaries, (ii) sought and obtained final approval by the Canadian Court to enter into a debtor in possession financial facility for the benefit of Abitibi and Donohue Corp. (“Donohue”), an indirect, wholly-owned subsidiary of AbitibiBowater Inc., which was a wholly-owned subsidiary of ACCC prior to April 1, 2008, and (iii) obtained final approval by the Courts to amend and restate, in its entirety, the Abitibi and Donohue existing accounts receivable securitization program. We currently expect to replace the Abitibi and Donohue debtor in possession financial facility with a similar facility entered into with a wholly-owned unlimited liability company subsidiary in connection with the sale of our 60% interest in Manicouagan Power Company. Each of these financing arrangements is discussed in further detail in Note 11, “Liquidity and Debt.”
Reorganization process
General
The Courts have issued a variety of orders on either a final or interim basis intended to support our business continuity throughout the restructuring process. These orders include, among other things, authorization to:
•	make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course;

•	ensure the continuation of existing cash management systems;

•	honor certain ongoing customer obligations;

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
•	repudiate certain customer, supplier and other contracts;

•	enter into the Bowater DIP Agreement and the Abitibi DIP Agreement (both defined and discussed in Note 11, “Liquidity and Debt”);

•	enter into the Abitibi and Donohue second amended and restated accounts receivable securitization program on June 16, 2009 (as discussed in Note 11, “Liquidity and Debt”);

•	conduct certain asset sales, including our interest in Manicouagan Power Company, as discussed in Note 9, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets”;

•	settle certain intercompany obligations; and

•	restructure our European sales structure.
We also obtained an order from the Canadian Court on May 8, 2009, specifying that the payment of special contributions for past service to Canadian pension plans maintained by Abitibi and Bowater could be suspended. Abitibi and Bowater continue to make their respective pension plan contributions for current service costs. Special contributions for past service that were suspended amounted to approximately $102 million for Abitibi and approximately $57 million for Bowater on an annual basis.
We have retained legal and financial professionals to advise us on the Creditor Protection Proceedings and may, from time to time, retain additional professionals, subject to any applicable Court approval.
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
Stay of proceedings
Subject to certain exceptions under Chapter 11 and the CCAA, our filings (and in Canada, the Initial Order, as defined below) automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us and our property to recover, collect or secure a claim arising prior to the filing of the Creditor Protection Proceedings. Thus, for example, most creditor actions to obtain possession of property from us, or to create, perfect or enforce any lien against our property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the Courts lift such stay.
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
Since initiating the Creditor Protection Proceedings, we have engaged and will continue to engage in a review of our various agreements in light of the overriding rights described above. Some of the more important steps we have taken relating to the rejection and repudiation of contractual obligations include the following:

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
•	We repudiated certain supply contracts between Abitibi and SFK Pate S.E.N.C. and on May 21, 2009, the Canadian Court rejected a motion by SFK Pate S.E.N.C. to overturn that repudiation.

•	On June 15, 2009, we filed a motion with the U.S. Court to reject an amended and restated call agreement in respect of Augusta Newsprint Inc., an indirect subsidiary of The Woodbridge Company Limited and our partner in Augusta Newsprint Company, which is the partnership that owns and operates the Augusta, Georgia newsprint mill. The agreement granted Abitibi Consolidated Sales Corporation, an indirect, wholly-owned subsidiary of AbitibiBowater Inc., the right, which it did not expect to exercise under current economic conditions, to buy out Augusta Newsprint Inc. at a pre-determined price before the end of the current fiscal year, failing which our partner’s parents could force the sale of Augusta Newsprint Company and retain a pre-established amount of the proceeds, which we believe would have significantly exceeded the value of the partner’s interest in the partnership. The U.S. Court granted our motion on October 27, 2009 and our counterparties to the amended and restated call agreement filed a Notice of Appeal with the U.S. Court on November 3, 2009.

•	Bowater Canadian Forest Products Inc. (“BCFPI”), a subsidiary of Bowater, Abitibi and ACCC repudiated certain contracts with Boralex Dolbeau Inc. and on July 28, 2009, we obtained a motion De Bene Esse to confirm our repudiation of those contracts in light of injunctions issued by the Canadian Court and the Court of Appeal of Quebec on January 22, 2008 and October 8, 2008, respectively, initially preventing such actions. Following our repudiation of these contracts, our Dolbeau, Quebec facility has been effectively idled since July 7, 2009.

•	On September 14, 2009, we repudiated certain of Abitibi’s shipping contracts with Spliethoff Transport B.V. based on expected savings and more favorable contractual terms with a new shipper. Spliethoff Transport B.V. challenged our repudiation and the matter is currently before the Canadian Court.

•	The Debtors, as defined in Note 3, “Creditor Protection Proceedings Related Disclosures — Liabilities subject to compromise,” have rejected and repudiated a number of leases, including leases of real estate and equipment. The Debtors included in the Chapter 11 Cases are subject to a November 12, 2009 deadline to assume or reject unexpired leases of nonresidential real property.
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
In the United States, Chapter 11 provides that we have the exclusive right for 120 days after the filing of the Creditor Protection Proceedings to file a plan of reorganization with the U.S. Court. On August 4, 2009, the U.S. Court entered an order extending our exclusive right to file a plan of reorganization and solicit votes thereon until December 14, 2009 and February 10, 2010, respectively. We will likely file additional motions to request extensions of this exclusivity period, which we believe are routinely granted for up to 18 months in cases of this size and complexity. If our exclusivity period were to lapse, any party in interest would be able to file a plan of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of Chapter 11 and must be approved or confirmed by the U.S. Court in order to become effective.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Similarly, in Canada, the Initial Order provides for a general stay of proceedings for an initial period of 30 days. On May 14, 2009, the stay of proceedings was extended until September 4, 2009 and on September 4, 2009, was further extended until December 15, 2009. We will likely file additional motions to request further extensions of this stay of proceedings, which we believe are routinely granted for up to 18 months in cases of this size and complexity. The Initial Order provides that a plan of reorganization under the CCAA must be filed with the Canadian Court before the termination of the stay of proceedings or such other time or times as may be allowed by the Canadian Court. Third parties could thereafter seek permission to file a plan of reorganization. In addition to being voted on by the required majority of holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the CCAA and must be approved or confirmed by the Canadian Court in order to become effective.
The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Creditor Protection Proceedings. There can be no assurance that a plan of reorganization will be supported and approved by affected creditors and confirmed by the Courts or that any such plan will be implemented successfully.
Under the priority scheme established by Chapter 11 and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. A plan of reorganization could also result in holders of our common stock being materially diluted. In addition, a plan of reorganization could further result in the cancellation of all of our common stock for nominal or no consideration.
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
Note 3. Creditor Protection Proceedings Related Disclosures
Reorganization items, net
FASB ASC 852 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business. Accordingly, professional fees, charges related to indefinite idlings and permanent closures as part of our work towards a comprehensive restructuring plan and other expenses directly related to the reorganization process under the Creditor Protection Proceedings have been recorded in Reorganization items, net. Also included in Reorganization items, net is interest income, which was less than $1 million for both the three and nine months ended September 30, 2009.
Reorganization items, net for the three and nine months ended September 30, 2009 were comprised of the following:

	Three Months Ended	Nine Months Ended
(Unaudited, in millions)	September 30, 2009	September 30, 2009

Professional fees(1)	$26	$81
Debtor in possession financing costs (2)	-	29
Provision for repudiated executory contracts (3)	92	107
Charges related to indefinite idlings and permanent closures (4)	162	162
Other (5)	21	21

	$301	$400

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements

(1)	Professional fees directly related to the Creditor Protection Proceedings, ongoing monitoring and establishment of a reorganization plan, including legal, accounting and other professional fees.
(2)	Debtor in possession financing costs incurred during the second quarter of 2009 in connection with entering into the Bowater DIP Agreement and Abitibi DIP Agreement (both defined in Note 11, “Liquidity and Debt”) and the Abitibi and Donohue second amended and restated accounts receivable securitization program.
(3)	Provision for repudiated executory contracts represents provision for estimated claims arising from repudiated executory contracts, primarily supply contracts and equipment leases. See Note 2, “Creditor Protection Proceedings – Reorganization process,” for additional information.
(4)	Represents charges related to the indefinite idling of various paper mills and paper machines located in Canada, as well as the permanent closure of a sawmill in the United States and a chipping operation in Quebec, Canada. These actions were initiated during the third quarter of 2009 as part of our work towards a comprehensive restructuring plan. Accordingly, these charges are included in Reorganization items, net. Such charges for both the three and nine months ended September 30, 2009 included: (i) long-lived asset impairment charges of $112 million; (ii) accelerated depreciation charges of $11 million; (iii) severance charges of $32 million and (iv) charges for the write-downs of mill stores inventory of $7 million. The fair value of the impaired assets of approximately $34 million was determined based on their estimated sale or salvage values.
(5)	In connection with certain timberland transactions in 2002 and prior years, Bowater received a portion of the sales proceeds in notes receivable from institutional investors. In order to increase our liquidity, we monetized these notes receivable using qualified special-purpose entities (“QSPEs”). For further information, reference is made to Note 17, “Monetization of Timber Notes,” in our consolidated financial statements for the year ended December 31, 2008. The commencement of the Creditor Protection Proceedings constituted an event of default under the notes payable agreements for three of these QSPEs, which resulted in a 200 basis point increase in the interest rate payable to the note holders. As a result, our retained interest, which primarily represents the excess of the interest to be received over the interest to be paid, in these three QSPEs has been impaired. Accordingly, we recorded impairment charges totaling $21 million in the third quarter of 2009 to reduce our retained interest in these three QSPEs to zero.
In the three and nine months ended September 30, 2009, we paid $28 million and $79 million, respectively, relating to reorganization items, which were comprised of: (i) professional fees of $28 million and $50 million, respectively, and (ii) debtor in possession financing costs of zero and $29 million, respectively. Payments relating to professional fees and debtor in possession financing costs were included in cash flows from operating activities and cash flows from financing activities, respectively, in our Consolidated Statements of Cash Flows.
Liabilities subject to compromise
Liabilities subject to compromise primarily represent unsecured pre-petition obligations of the entities subject to the Creditor Protection Proceedings (the “Debtors”) that will be accounted for and may be subject to impairment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. FASB ASC 852 requires pre-petition liabilities that may be subject to compromise be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Creditor Protection Proceedings, and remain subject to future potentially material adjustments arising from negotiated settlements, actions of the Courts, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases and the determination of the secured status of certain claims, as well as the value of collateral securing the claims, proofs of claim or other events. The Debtors have rejected certain pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations with the approval of the Courts and may reject additional ones in the future. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and are also classified as liabilities subject to compromise.
Procedures for filing a proof of claim
Holders of pre-petition non-excluded claims are required to file a proof of claim by the bar date, which is the date by which claims against us (subject to certain exceptions) must be filed for a claimant to receive any distribution in the Creditor Protection Proceedings. On August 26, 2009 and September 3, 2009, the Canadian Court and the U.S. Court, respectively, granted our motions to establish November 13, 2009 as the bar date for certain claims generally representing the majority of our creditors. We have notified the majority of our creditors and potential creditors of the bar date and the requirement to file a proof of claim with the Courts.
The applicable procedure for the investigation of discrepancies between liability amounts estimated by us and claims filed by our creditors and for the valuation of liabilities will be established by the Courts at a later date. The determination of how liabilities will ultimately be treated cannot be made until the Courts approve a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Liabilities subject to compromise
Liabilities subject to compromise of our Debtors as of September 30, 2009 were comprised of the following:

September 30,
(Unaudited, in millions)	2009

Unsecured pre-petition debt (Note 11)	$4,885
Accrued interest on unsecured pre-petition debt	299
Accounts payable and accrued liabilities, excluding accrued interest on unsecured pre-petition debt	498
Pension and other postretirement projected benefit obligations	726
Rejected leases and contracts	110
Other liabilities	32

$6,550

We have not included the Debtors’ secured pre-petition debt obligations in liabilities subject to compromise since we believe that the value of the underlying collateral of these obligations significantly exceeds the amount of the expected claims by the secured creditors. As discussed in Note 2, “Creditor Protection Proceedings – Reorganization process,” the Courts have granted approval for our Debtors to, among other things, make payments relating to certain employee’s pre-petition wages, salaries and benefit programs in the ordinary course, ensure the continuation of existing cash management systems, honor certain ongoing customer obligations, enter into our debtor in possession financing arrangements, conduct certain de minimis asset sales, settle certain intercompany obligations, retain legal and financial professionals and other business-related payments necessary to maintain the operation of our business. Liabilities subject to compromise do not include: (i) liabilities held by Non-Debtors (as defined below); (ii) liabilities incurred after the commencement of the Creditor Protection Proceedings, except for accrued interest on unsecured pre-petition debt obligations of the Debtors under the CCAA Proceedings and (iii) pre-petition liabilities that the Debtors expect to pay in full, even though certain of these amounts may not be paid until a plan of reorganization is approved.
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
Condensed combined financial statements of Debtors
The following unaudited condensed combined financial statements represent the financial statements of the Debtors. Our subsidiaries that are not subject to the Creditor Protection Proceedings (“Non-Debtors”) are not consolidated in these condensed combined financial statements and, as such, their net loss is included in “Equity in net loss of Non-Debtors, net of tax” in the condensed combined statement of operations and their net assets are included as “Investments in and advances to Non-Debtors” in the condensed combined balance sheet. The Debtors’ condensed combined financial statements have been prepared in accordance with the guidance of FASB ASC 852.
Intercompany transactions between the Debtors have been eliminated in these condensed combined financial statements. Intercompany transactions between the Debtors and Non-Debtors have not been eliminated in these condensed combined financial statements.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements

ABITIBIBOWATER INC.
CONDENSED COMBINED STATEMENT OF OPERATIONS – DEBTORS
(Unaudited, in millions)

Nine Months Ended
September 30, 2009

Sales	$2,514
Costs and expenses	2,711

Operating loss	(197)
Interest expense (contractual interest of $562)	(445)
Other expense, net	(66)
Reorganization items, net	(400)
Income tax provision	(29)
Equity in net loss of Non-Debtors, net of tax	(102)

Net loss attributable to AbitibiBowater Inc.	$(1,239)

ABITIBIBOWATER INC.
CONDENSED COMBINED BALANCE SHEET – DEBTORS
(Unaudited, in millions)

September 30,
2009

Assets
Current assets:
Accounts receivable from Non-Debtors	$205
All other current assets	1,590

Total current assets	1,795

Fixed assets, net	3,524
Amortizable intangible assets, net	275
Investments in and advances to Non-Debtors	822
All other assets	511

Total assets	$6,927

Liabilities and deficit
Liabilities not subject to compromise:
Current liabilities:
Accounts payable to Non-Debtors	$36
Debtor in possession financing	261
All other current liabilities	1,542

Total current liabilities	1,839

Long-term liabilities	213

Total liabilities not subject to compromise	2,052

Liabilities subject to compromise	6,550

Total liabilities	8,602

Shareholders’ deficit	(1,675)

Total liabilities and deficit	$6,927

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements

ABITIBIBOWATER INC.
CONDENSED COMBINED STATEMENT OF CASH FLOWS – DEBTORS
(Unaudited, in millions)

Nine Months Ended
September 30, 2009

Net cash provided by operating activities	$56

Net cash provided by investing activities (includes $4 million of advances to Non-Debtors, net)	126

Cash flows from financing activities:
Debtor in possession financing	261
Debtor in possession financing costs	(29)
Other, net	(45)

Net cash provided by financing activities	187

Net increase in cash and cash equivalents	369
Cash and cash equivalents:
Beginning of period	143

End of period	$512

Note 4. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges, which are not associated with our work towards a comprehensive restructuring plan, for the three and nine months ended September 30, 2009 and 2008 were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2009	2008	2009	2008

Impairment of long-lived assets	$10	$137	$95	$143
Accelerated depreciation	28	-	28	-
Impairment of assets held for sale	(82)	-	96	-
Contractual obligations and other commitments	-	-	-	10
Severance and other costs	-	1	7	12

	$(44)	$138	$226	$165

Impairment of long-lived assets
During the fourth quarter of 2008, we announced, among other things, the indefinite idling of certain of our newsprint mill assets. At that time, we expected to recover the carrying value of those newsprint mill assets, and accordingly, no impairment was recorded. During the second quarter of 2009, upon review of the recoverability of these newsprint mill assets following a steep decline in market demand in early 2009, we recorded a long-lived asset impairment charge of $85 million. The fair value of these assets of approximately $6 million was determined based on their estimated sale or salvage values.
During the third quarter of 2009, we recorded additional long-lived asset impairment charges of $10 million, related to a group of four previously permanently closed mills, which we intend to bundle and sell together, to further reduce the carrying value of their assets to their current fair value. The fair value of these assets of approximately $8 million was determined based on their estimated sale values.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
In November 2008, we announced the permanent closure of our previously idled Donnacona, Quebec and Mackenzie, British Columbia paper mills, based on current market conditions. Upon review of the recoverability of the long-lived assets at these facilities, we recorded long-lived asset impairment charges of $127 million at our Donnacona paper mill and $12 million at our Mackenzie paper mill for the three and nine months ended September 30, 2008. The fair values of the long-lived assets of Donnacona and Mackenzie of $10 million and zero, respectively, were determined based on their estimated sale and salvage values. These impairment charges were offset by a $2 million reduction in an asset retirement obligation at our Port Alfred, Quebec facility, which was previously closed. We also recorded asset impairment charges of $6 million at our Baie-Comeau recycling facility for the nine months ended September 30, 2008.
Accelerated depreciation
In December 2008, we announced, among other things, the indefinite idling of two paper machines at our Calhoun, Tennessee newsprint mill. At that time, we expected to recover the carrying values of these long-lived assets and accordingly, no impairment was recorded. During the third quarter of 2009, we reviewed the remaining depreciable lives of these paper machines and concluded that the estimated remaining useful lives should be reduced to zero. Accordingly, we recorded accelerated depreciation of $28 million to reduce their carrying values to their estimated salvage values of zero.
Impairment of assets held for sale
During the six months ended June 30, 2009, we recorded long-lived asset impairment charges of $178 million related to assets held for sale for our interest in Manicouagan Power Company. As further discussed in Note 9, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets,” the transaction for the sale of Manicouagan Power Company is denominated in Canadian dollars. During the third quarter of 2009, as a result of the strengthening of the Canadian dollar as compared to the U.S. dollar and updated estimates of the costs to sell, we recorded an $82 million reversal of these impairment charges to increase the carrying value of our investment in Manicouagan Power Company to fair value less costs to sell, without exceeding its net carrying value as of the date the decision to sell was made.
Contractual obligations and other commitments
During the nine months ended September 30, 2008, we recorded $10 million in charges for noncancelable contracts at our Dalhousie operations.
Severance and other costs
During the nine months ended September 30, 2009, we recorded severance and other costs related to the permanent closures of our Westover, Alabama sawmill and Goodwater, Alabama planer mill operations.
During the nine months ended September 30, 2008, we recorded severance and other costs of $3 million at our Dalhousie and Donnacona operations. Additionally, during the three and nine months ended September 30, 2008, we recorded severance costs of $1 million and $9 million, respectively, for severance costs associated with workforce reductions across several facilities.
In the fourth quarter of 2008, we recorded a non-cash goodwill impairment charge of $610 million for our newsprint reporting unit and $200 million for our specialty papers reporting unit, representing the full amount of goodwill associated with each of those reporting units. These non-cash goodwill impairment charges were estimates based on our step one analysis. In the third quarter of 2009, upon completion of our step two analysis, no adjustment to these non-cash goodwill impairment charges was required.
Note 5. Severance Related Liabilities
The activity in our severance related liabilities for the nine months ended September 30, 2009 was as follows:

(Unaudited, in millions)	2009 Initiatives	2008 Initiatives	2007 Initiatives	Total

Balance at December 31, 2008	$-	$34	$21	$55
Charges (credits)	43	(2)	(2)	39
Payments	(3)	(5)	(4)	(12)
Other	-	3	3	6

Balance at September 30, 2009	$40	$30	$18	$88

During the nine months ended September 30, 2009, we recorded employee termination costs primarily related to: (i) the indefinite idling of various paper mills and paper machines located in Canada resulting from our work towards a comprehensive restructuring plan, (ii) the indefinite idling of our Alabama River, Alabama newsprint mill since it became probable the mill would remain idled for a period greater than six months, at the end of which employees would be entitled to severance benefits and (iii) the permanent closure of a sawmill in the United States resulting from our work towards a comprehensive restructuring plan.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
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
We do not allocate employee termination and severance costs to our segments. Termination costs that are not associated with our restructuring were classified as “Cost of sales, excluding depreciation, amortization and cost of timber harvested” (manufacturing personnel), “Selling and administrative expenses” (administrative personnel) or “Closure costs, impairment and other related charges” (mill closures) in our Consolidated Statements of Operations. Such costs are included in “Corporate and Other” in Note 16, “Segment Information.” Additionally, termination and severance costs incurred as part of our restructuring were included in “Reorganization items, net” in our Consolidated Statements of Operations. The severance accruals were included in “Accounts payable and accrued liabilities” or “Liabilities subject to compromise” in our Consolidated Balance Sheets.
Note 6. Other (Expense) Income, Net
Other (expense) income, net for the three and nine months ended September 30, 2009 and 2008 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2009	2008	2009	2008

Foreign exchange (loss) gain	$(42)	$6	$(46)	$31
Fees for waivers and amendments to accounts receivable securitization program (1)	-	-	(23)	-
(Loss) income from equity method investments	(3)	2	(5)	(1)
Interest income (2)	-	3	-	9
Gain on extinguishment of debt	-	-	-	31
Loss from sale of accounts receivable	(6)	(5)	(13)	(15)
Miscellaneous income (loss) (3)	26	(4)	31	(4)

	$(25)	$2	$(56)	$51

(1)	As consideration for entering into certain waivers and amendments to our former accounts receivable securitization program, we incurred fees of $23 million in the nine months ended September 30, 2009. For additional information, reference is made to Note 10, “Liquidity, Debt and Interest Expense – Abitibi and Donohue accounts receivable securitization program,” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 15, 2009.
(2)	Subsequent to the commencement of the Creditor Protection Proceedings, we have recorded interest income in “Reorganization items, net,” in the Consolidated Statements of Operations.
(3)	Miscellaneous income (loss) for both the three and nine months ended September 30, 2009 included approximately $24 million of income, net from a subsidiary’s proceeds sharing arrangement related to a third party’s sale of timberlands during the third quarter of 2009. In October 2009, the related proceeds were deposited in trust with the Monitor, pending a further order from the Canadian Court.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 7. Loss Per Share
No adjustments to net loss were necessary to compute net loss per basic and diluted share for all periods presented. Additionally, no adjustments to our basic weighted-average number of common shares outstanding were necessary to compute our diluted weighted-average number of common shares outstanding for all periods presented. Options to purchase 3.6 million shares for both the three and nine months ended September 30, 2009 and 3.1 million shares for both the three and nine months ended September 30, 2008 were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 0.2 million equity-classified restricted stock units for both the three and nine months ended September 30, 2009 and 0.2 million equity-classified restricted stock units for both the three and nine months ended September 30, 2008 were excluded from the calculation of diluted loss per share for the same reason. In addition, no adjustments to net loss and the diluted weighted-average number of common shares outstanding were necessary for all periods presented after giving effect to the assumed conversion of the convertible notes representing 36.9 million additional common shares for the three and nine months ended September 30, 2009 and 35 million additional common shares for the three and nine months ended September 30, 2008.
Note 8. Inventories, Net
Inventories, net as of September 30, 2009 and December 31, 2008 were comprised of the following:

	September 30,	December 31,
(Unaudited, in millions)	2009	2008

At lower of cost or market:
Raw materials and work in process	$104	$129
Finished goods	220	275
Mill stores and other supplies	292	327

	616	731
Excess of current cost over LIFO inventory value	(18)	(18)

	$598	$713

During the three months ended September 30, 2009, we recorded charges of $12 million for write-downs of mill stores inventory associated with certain indefinitely idled paper mills and machines. Additionally, during the nine months ended September 30, 2009, we recorded charges of $12 million for write-downs of mill stores inventory associated with our Alabama River and Dalhousie paper mills. During the three and nine months ended September 30, 2008, we recorded charges of $10 million for write-downs of mill stores inventory related to the permanent closure of our Donnacona and Mackenzie paper mills. Charges for inventory write-downs that are not associated with our restructuring were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. Charges for inventory write-downs incurred as part of our restructuring were included in “Reorganization items, net” in our Consolidated Statements of Operations.
Note 9. Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets
Assets held for sale as of September 30, 2009 and December 31, 2008 were comprised of the following:

	September 30,	December 31,
(Unaudited, in millions)	2009	2008

Accounts receivable, net	$1	$2
Inventories, net	2	3
Other current assets	1	7
Fixed assets, net	175	372
Amortizable intangible assets, net	347	554
Other assets	-	15

	$526	$953

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Liabilities associated with assets held for sale as of September 30, 2009 and December 31, 2008 were comprised of the following:

	September 30,	December 31,
(Unaudited, in millions)	2009	2008

Accounts payable and accrued liabilities	$5	$19
Long-term debt	-	205
Other long-term liabilities	61	185

	$66	$409

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
As of September 30, 2009, we held our investment in Manicouagan Power Company for sale. Since we have control over Manicouagan Power Company, our unaudited interim consolidated financial statements include this entity on a fully consolidated basis. The assets and liabilities related to this investment held for sale are carried in our Consolidated Balance Sheets at the lower of carrying value or fair value less costs to sell. As of September 30, 2009, we expected to complete a sale of this investment within the next twelve months for an amount that approximates its current carrying value. See Note 4, “Closure Costs, Impairment and Other Related Charges,” for additional information.
On September 3, 2009, we announced that we entered into an implementation agreement through Abitibi and ACCC with Alcoa Canada Ltd. and Alcoa Ltd. (collectively, “Alcoa”) and Manicouagan Power Company, to which HQ Energie Inc., a wholly-owned subsidiary of Hydro Quebec, intervened (the “Implementation Agreement”), to set forth the parties’ intent to implement certain transactions that would result in the sale of our 60% interest in Manicouagan Power Company to a wholly-owned subsidiary of Hydro Quebec for gross proceeds of Cdn$615 million ($575 million). On September 29, 2009, the Canadian Court approved this transaction. On November 12, 2009, as contemplated by the Implementation Agreement, we entered into an Acquisition Agreement through Abitibi and ACCC with a wholly-owned subsidiary of Hydro Quebec relating to the sale of our 60% interest in Manicouagan Power Company. The closing of the transaction is expected to occur in the fourth quarter of 2009, subject to a number of significant conditions, including, among others, the execution of definitive agreements, the receipt of applicable regulatory approvals and other third party consents. As previously announced, it is expected that in connection with the foregoing, ACCC will enter into a long-term power supply agreement with Hydro Quebec’s distribution division for the supply of electricity to our Baie-Comeau, Quebec paper mill. Net cash proceeds from the sale must be used to repay all outstanding amounts under the Abitibi DIP Facility (as defined and discussed in Note 11, “Liquidity and Debt”).
FASB ASC 360-10-45-9, “Initial Criteria for Classification as Held for Sale,” sets out the criteria that need to be met for the classification of assets as held for sale. Of the assets previously classified as held for sale, management has determined that only our investment in Manicouagan Power Company continues to meet these criteria as of September 30, 2009. As a result, all other assets held for sale as of December 31, 2008, except for our investment in Manicouagan Power Company, those that were sold and our investment in ACH Limited Partnership, as described below, were reclassified to assets “held and used” in the second quarter of 2009.
As of December 31, 2008, our investment in ACH Limited Partnership was classified as an asset held for sale. During the first quarter of 2009, it was determined that it was no longer probable that we would finalize the sale of this investment within the next twelve months and, accordingly, beginning with the quarter ended March 31, 2009, the assets and liabilities related to our investment in ACH Limited Partnership are no longer included in our assets held for sale. Since we have control over ACH Limited Partnership, our unaudited interim consolidated financial statements include this entity on a fully consolidated basis.
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

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
depreciation and amortization expense was required for the assets reclassified as “held and used” during the second quarter of 2009, since all such assets were related to closed mills.
During the three months ended September 30, 2009, we sold, with Court approval, as applicable, 299,518 acres of timberlands, primarily located in Quebec, Canada and other assets for proceeds of $50 million, resulting in a net gain on disposition of assets of $38 million. During the nine months ended September 30, 2009, we sold, with Court approval, as applicable, 491,356 acres of timberlands and other assets, including the water system associated with our Lufkin, Texas paper mill, for proceeds of $119 million, resulting in a net gain on disposition of assets of $91 million. On October 28, 2009, the U.S. Court granted our motion and approved our proposed transaction to sell most of the remaining assets of the Lufkin paper mill, including some real estate, buildings and equipment, for gross proceeds of approximately $21 million.
During the three months ended September 30, 2008, we sold approximately 900 acres of timberlands and other assets for proceeds of $10 million, resulting in a net gain on disposition of assets of $5 million. During the nine months ended September 30, 2008, we sold approximately 44,000 acres of timberlands and other assets, including our Snowflake paper mill and our Price sawmill, for proceeds of $215 million, resulting in a net gain on disposition of assets of $45 million. Since the Snowflake mill’s assets were acquired in the combination of Bowater and Abitibi, they were already carried at fair value less costs to sell and accordingly, we did not recognize a gain or loss on this sale.
Note 10. Pension and Other Postretirement Benefit Plans
The components of net periodic benefit cost (credit) relating to our pension and other postretirement benefits plans (“OPEB plans”) for the three and nine months ended September 30, 2009 and 2008 were as follows:
Pension Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2009	2008	2009	2008

Components of net periodic benefit cost (credit):
Service cost	$10	$19	$29	$56
Interest cost	82	89	246	267
Expected return on plan assets	(89)	(102)	(264)	(305)
Amortization of prior service cost	1	1	3	3
Recognized net actuarial (gain) loss	(3)	2	(7)	6
Special termination benefits	-	-	-	5
Curtailments and settlements	1	-	(9)	2

	$2	$9	$(2)	$34

OPEB Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2009	2008	2009	2008

Components of net periodic benefit cost:
Service cost	$-	$1	$2	$3
Interest cost	6	6	18	18
Amortization of prior service cost	(2)	(2)	(8)	(8)
Recognized net actuarial loss	1	1	3	3
Curtailments and settlements	-	-	(2)	2

	$5	$6	$13	$18

In September 2009, as a result of the permanent closure of our Albertville, Alabama sawmill, approximately 74 positions were eliminated. As a result, a curtailment gain of $2 million will be included in the net periodic benefit cost of our OPEB plans when the employees terminate employment, which is expected to occur in the fourth quarter of 2009.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Events impacting net periodic benefit cost (credit) for the three and nine months ended September 30, 2009
In September 2009, as a result of the permanent closure of a production line at our Thunder Bay, Ontario paper mill, approximately 116 positions were eliminated. As a result, a curtailment loss of $1 million was included in the net periodic benefit cost (credit) of our pension plans.
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
Events impacting net periodic benefit cost for the three and nine months ended September 30, 2008
In June 2008, we recorded special termination benefits of $4 million related to the retirement of certain executives. These special termination benefits were included in the net periodic benefit cost of our pension plans and will likely result in a settlement loss at the time the benefits are paid.
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
Following the commencement of the Creditor Protection Proceedings, in addition to cash-on-hand and cash provided by operations, our external sources of liquidity have been comprised of the following (which are defined and discussed below): (i) the Bowater DIP Agreement, (ii) the Abitibi DIP Agreement and (iii) the Abitibi and Donohue second amended and restated accounts receivable securitization program. All other previous external sources of liquidity are no longer available.
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings. Due to the commencement of the Creditor Protection Proceedings, unsecured pre-petition debt obligations of $4,885 million are included in “Liabilities subject to compromise” in our Consolidated Balance Sheets as of September 30, 2009. Secured pre-petition debt obligations of $1,092 million (consisting of Abitibi’s $413 million 13.75% Senior Secured Notes due 2011, Abitibi’s $347 million senior secured term loan and Bowater’s $332 million bank credit facilities) are included in current liabilities in our Consolidated Balance Sheets as of September 30, 2009. See Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.”
FASB ASC 852 requires that debt discounts and premiums, as well as debt issuance costs, be viewed as valuations of the related debt. When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt discounts, premiums and issuance costs to the extent necessary to report the debt at this allowed amount). Through November 13, 2009, the Courts have not classified any of our outstanding debt obligations as allowed claims. Therefore, we have not adjusted debt discounts, premiums and issuance costs, totaling $666 million as of September 30,

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
2009, related to our outstanding debt. We may be required to expense these amounts or a portion thereof as reorganization items if the Courts ultimately allow claim amounts that differ from the net carrying amount of the debt.
In accordance with FASB ASC 852, we have continued to record interest expense on our pre-petition debt obligations only to the extent that: (i) interest will be paid during the Creditor Protection Proceedings or (ii) it is probable that interest will be an allowed priority, secured or unsecured claim. As such, we have continued to accrue interest on the Debtors’ pre-petition secured debt obligations and the CCAA filers’ pre-petition unsecured debt obligations (based on the expectation that accrued interest on the CCAA filers’ pre-petition debt obligations will be a permitted claim under the CCAA Proceedings) at the contractual non-default rates. Interest expense recorded in our Consolidated Statements of Operations totaled $126 million and $461 million for the three and nine months ended September 30, 2009, respectively. Contractual interest expense totaled $192 million and $578 million for the three and nine months ended September 30, 2009, respectively. Subsequent to the commencement of the Creditor Protection Proceedings, cash payments for interest are only being made on the Abitibi DIP Agreement (as defined below), the Bowater DIP Agreement (as defined below), the Bowater pre-petition bank credit facilities and Abitibi’s senior secured term loan.
Abitibi and Donohue liquidity
Abitibi’s and Donohue’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations, the Abitibi DIP Agreement (defined below) and availability under the accounts receivable securitization program. As of September 30, 2009, Abitibi and Donohue had cash-on-hand of approximately $156 million and $29 million, respectively. As of September 30, 2009, Abitibi had $32.5 million of available borrowings under the Abitibi DIP Agreement ($55 million of borrowings outstanding) and $141 million outstanding under Abitibi’s and Donohue’s second amended and restated accounts receivable securitization program.
Abitibi DIP Agreement
In the Creditor Protection Proceedings, we have sought and obtained approval by the Canadian Court to enter into a debtor in possession financial facility for the benefit of Abitibi and Donohue. On May 6, 2009, we entered into a letter loan agreement (the “Abitibi DIP Agreement”), among Abitibi and Donohue, as borrowers (the “Borrowers”), certain subsidiaries of Abitibi as guarantors and the Bank of Montreal, as lender (“BMO”), which was acknowledged by Investissement Quebec, as sponsor (the “Sponsor”). The Abitibi DIP Agreement has been approved by the Canadian Court. Although Donohue is a signatory thereto, the Abitibi DIP Agreement is not enforceable against Donohue, and Donohue cannot borrow thereunder, until such time as the U.S. Court has granted an order authorizing and approving the Abitibi DIP Facility (as defined below) and the charge in connection therewith with respect to Donohue (the “U.S. DIP Order”). Donohue has no obligation to seek, and does not expect to seek, a U.S. DIP Order and its failure to obtain such U.S. DIP Order will not affect the rights of Abitibi under the Abitibi DIP Agreement.
The Abitibi DIP Agreement provides for borrowings in an aggregate principal amount of up to $100 million for Abitibi and, following any U.S. DIP Order, Donohue (the “Abitibi DIP Facility”), provided that Donohue will not borrow more than $10 million in the aggregate and that a minimum availability of $12.5 million shall be maintained at all times. The Abitibi DIP Facility is available by way of loans advanced in multiple disbursements pursuant to borrowing requests. Such loans will bear interest at either the London interbank offered rate for deposits in U.S. dollars (“LIBOR”) plus 1.75% (with a LIBOR floor of 3.0%) or the BMO U.S. base rate, as defined in the Abitibi DIP Agreement, plus 0.75%. The outstanding principal amount of loans under the Abitibi DIP Facility, plus accrued and unpaid interest are to be repaid in full at the earliest of: (i) April 30, 2010; (ii) the effective date of a plan of reorganization or a plan of compromise or arrangement confirmed by order of the Courts; (iii) the acceleration of the Abitibi DIP Agreement or the occurrence of a specified event of default within the meaning set forth in the Abitibi DIP Agreement and (iv) the unenforceability of the backstop guarantee of the Sponsor. Notwithstanding the foregoing, the Borrowers are required to repay the Abitibi DIP Facility no later than December 15, 2009 (as extended), as not doing so will result in the occurrence of a specified event of default. In addition, the Borrowers are required to make mandatory prepayments of any loans outstanding from the net cash proceeds of, among other things, any payment by a governmental authority in respect of any expropriation claim and the sale of our investment in Manicouagan Power Company. As discussed in Note 9, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets,” we expect to close the sale of our 60% interest in Manicouagan Power Company in the fourth quarter of 2009, and, as a result, expect to fully repay the Abitibi DIP Facility at closing. In connection with the series of transactions contemplated pursuant to the Implementation Agreement, Abitibi has sought the Canadian Court’s

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
approval to enter into the ULC DIP Facility (as defined below) by motion filed on October 16, 2009 and amended on October 28, 2009 and on November 9, 2009, which, as of November 12, 2009, was before the Canadian Court. If approved, Cdn$230 million ($207 million based on an exchange rate of Cdn$1.00 is equal to US$0.90 for illustrative purposes only) would be made available to Abitibi in the form of an interest-free debtor in possession loan on terms and conditions similar to the Abitibi DIP Facility and reasonably satisfactory to Alcoa, including similar security features, but it would rank immediately thereafter (the “ULC DIP Facility”).
The obligations of Abitibi under the Abitibi DIP Agreement are guaranteed by certain of Abitibi’s subsidiaries (collectively, the “Subsidiary Guarantors”) and secured by superpriority liens (the “DIP Liens”) on all present and after-acquired property of Abitibi and the Subsidiary Guarantors provided that the DIP Liens are subordinated to: (i) an administrative charge ordered by the Canadian Court in the aggregate amount not exceeding $6 million of professional fees and disbursements in connection with the CCAA Proceedings; (ii) a directors’ charge not exceeding $22.5 million and (iii) the interests of Citibank, N.A., Abitibi Consolidated Sales Corporation and the other parties to the accounts receivable securitization program. Furthermore, the repayment obligation of the Borrowers under the Abitibi DIP Facility is guaranteed by the Sponsor.
The Abitibi DIP Agreement contains customary covenants for debtor in possession financings of this type, including, among other things, the obligation for Abitibi to provide a rolling 13-week cash flow forecast of receipts and disbursements and weekly cash flow results.
In accordance with its stated purpose, the proceeds of the loans under the Abitibi DIP Agreement can be used by us for working capital and other general corporate purposes, including costs of the Creditor Protection Proceedings and fees and expenses associated with the Abitibi DIP Facility.
In connection with entering into the Abitibi DIP Agreement, during the second quarter of 2009, we incurred fees of approximately $4 million, which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations (see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net”).
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
As of September 30, 2009, amounts outstanding under the Participants’ accounts receivable securitization program were as follows:

				Weighted
				Average
		Amount	Termination	Interest
(Unaudited, in millions)	Commitment	Outstanding	Date	Rate

Off-Balance Sheet:
Accounts receivable securitization program	$270	$141	June 16, 2010	10.50%

As of September 30, 2009, the Participants had transferred $321 million of trade receivables resulting in cash proceeds of $141 million, which represented the total available at that time, based on the current level and eligibility of trade receivables. Accounts receivable are sold at discounted amounts based on the securitization provider’s funding cost plus a margin. The Participants act as servicing agents and administer the collection of the accounts receivable sold pursuant to these agreements. The fees received for servicing the accounts receivable approximate the value of services rendered. The amount that can be obtained under the accounts receivable securitization program depends on the amount and nature of the accounts receivable available to be sold. The commitment fee for the unused portion is 1.50% per annum.
On June 16, 2009, Abitibi and certain of its affiliates amended and restated, in its entirety, the existing accounts receivable securitization program, which now provides for a second amended and restated accounts receivable securitization facility in an amount of up to $270 million to be provided by the banks party to the agreement. Unless terminated earlier due to the occurrence of certain events of termination, or the substantial consummation of a plan of reorganization or a plan of compromise or arrangement confirmed by order of the Courts or unless extended pursuant to its new terms, the facility will terminate on June 16, 2010. The facility may be extended to September 16, 2010 or December 16, 2010 upon the satisfaction of

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
certain conditions. All payment obligations of Abitibi-Consolidated U.S. Funding Corp., a subsidiary of Donohue, under the facility are secured by all of its assets and guaranteed by the following subsidiaries of ours: Donohue, Abitibi Consolidated Sales Corporation, Abitibi-Consolidated Corp., Augusta Woodlands, LLC, Abitibi-Consolidated Alabama Corporation and Alabama River Newsprint Company. Final approval of the second amended and restated accounts receivable securitization program has been given by the Courts.
In connection with entering into the second amended and restated accounts receivable securitization program, during the second quarter of 2009, we incurred fees of approximately $11 million, which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations (see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net”).
Bowater liquidity
Bowater’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations and the Bowater DIP Agreement (defined below). As of September 30, 2009, Bowater had cash-on-hand of approximately $384 million.
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

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
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
In accordance with its stated purpose, the proceeds of the Bowater DIP Agreement can be used by us for, among other things, working capital, general corporate purposes, to pay adequate protection to holders of secured debt under Bowater’s and BCFPI’s pre-petition bank credit facilities, to pay the costs associated with administration of the Creditor Protection Proceedings and to pay transaction costs, fees and expenses in connection with the Bowater DIP Agreement.
In connection with entering into the Bowater DIP Agreement, during the second quarter of 2009, we incurred fees of approximately $14 million, which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations (see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net”).
ACH Limited Partnership
We own 75% of ACH Limited Partnership (“ACH”) and Caisse de depot et placement du Quebec owns the remaining 25% of ACH. Since we have control over ACH, our unaudited interim consolidated financial statements include this entity on a fully consolidated basis. ACH was excluded from the Creditor Protection Proceedings and we expect that it will continue to operate outside of such proceedings. As of September 30, 2009, ACH had outstanding debt comprised of a $234 million (Cdn$250 million) 7.132% loan due 2017 (the “Loan”). In addition, ACH has entered into a Cdn$15 million bank revolving credit agreement due March 31, 2010 (the “Credit Agreement,” and collectively with the Loan, the “Agreements”). ACH has not drawn down any of the Credit Agreement. As of June 30, 2009, ACH failed to meet a financial covenant under the Agreements but obtained a waiver from the lenders and no default occurred. The terms of the financial covenant under the Agreements were subsequently amended for the remainder of the current fiscal year and as a result, ACH was in compliance with such financial covenant as of September 30, 2009. However, ACH’s ability to maintain compliance with the financial covenants for the next 12 months is uncertain and as a result, as of September 30, 2009, we continued to classify the $234 million Loan in “Current portion of long-term debt” in our Consolidated Balance Sheets. Any future breach or default under the Agreements that is not waived by the lenders is not expected to significantly affect our liquidity or capital resources, but may force ACH to seek alternate sources of financing or to seek creditor protection pursuant to the CCAA, and thereby may affect the value of our equity in ACH and our ability to consolidate ACH in our consolidated financial statements.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 12. Income Taxes
The income tax benefit attributable to loss before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three and nine months ended September 30, 2009 and 2008 as a result of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2009	2008	2009	2008

Loss before income taxes	$(485)	$(344)	$(1,249)	$(839)

Income tax benefit (provision):
Expected income tax benefit	170	121	437	294
Increase (decrease) in income taxes resulting from:
Valuation allowance	(121)	(126)	(267)	(298)
Foreign exchange	(71)	29	(109)	57
State income taxes, net of federal income tax benefit	—	1	8	-
Foreign taxes	(25)	5	(51)	(16)
Tax reserves	5	2	4	(6)
Other, net	8	18	(15)	21

	$(34)	$50	$7	$52

During the three months ended September 30, 2009 and 2008, income tax benefits of approximately $121 million and $126 million, respectively, generated on the majority of our current quarter losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. During the nine months ended September 30, 2009 and 2008, income tax benefits of approximately $267 million and $301 million, respectively, generated on the majority of our operating losses for the first nine months of 2009 and 2008 were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. During the three and nine months ended September 30, 2009, we recorded a tax provision of approximately $21 million and a tax recovery of approximately $28 million, respectively, related to the asset impairment charges recorded associated with our assets held for sale for our investment in Manicouagan Power Company. For additional information, see Note 4, “Closure Costs, Impairment and Other Related Charges.”
During the second quarter of 2009, we reversed $36 million of liabilities for unrecognized tax benefits as a result of pending Canadian legislation that was enacted during the first quarter of 2009. This reversal had no impact on income tax expense, as it was offset by an adjustment to the valuation allowance.
Note 13. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as of September 30, 2009 and December 31, 2008 was comprised of the following:

	September 30,	December 31,
(Unaudited, in millions)	2009	2008

Unamortized prior service costs (1)	$(15)	$(9)
Unamortized actuarial losses (2)	(260)	(256)
Foreign currency translation (3)	(73)	(119)

	$(348)	$(384)

(1)	Net of deferred tax provision of $16 million as of both September 30, 2009 and December 31, 2008. Net of noncontrolling interests of $2 million of net income as of both September 30, 2009 and December 31, 2008.

(2)	Net of deferred tax benefit of $64 million as of both September 30, 2009 and December 31, 2008. Net of

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements

noncontrolling interests of $2 million and $1 million of net losses as of September 30, 2009 and December 31, 2008, respectively.

(3)	No tax effect was recorded for foreign currency translation since the investment in foreign net assets translated is deemed indefinitely invested. Net of noncontrolling interests of zero as of both September 30, 2009 and December 31, 2008, respectively.
Note 14. Derivative Financial Instruments and Other Embedded Derivatives
Prior to the Creditor Protection Proceedings, we utilized certain derivative financial instruments to enhance our ability to manage risk relating to cash flow exposures. For further information regarding our prior use of derivative financial instruments, reference is made to Note 18, “Financial Instruments,” in our consolidated financial statements for the year ended December 31, 2008.
During the pendency of the Creditor Protection Proceedings, the extent to which we will be permitted to utilize derivative instruments will be limited.
The fair value of our derivative instruments is determined based on the fair value hierarchy provided in FASB ASC 820-10-35, “Fair Value Measurements and Disclosures — Subsequent Measurement,” which requires the use of observable inputs whenever available. In addition, we consider the risk of non-performance of the obligor, which in some cases reflects our own credit risk, in determining the fair value of our derivative instruments. There have been no material changes to the methods used in determining the fair value of our derivative instruments as described in our consolidated financial statements for the year ended December 31, 2008.
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
The embedded derivative is recorded at fair value with changes in fair value reported in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. The carrying value of the embedded derivative is also impacted by foreign currency translation adjustments, with changes related to exchange recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. The embedded derivative’s carrying value increased by approximately $1 million, net, for the nine months ended September 30, 2009, of which approximately $3 million was related to foreign currency translation and was partially offset by a decrease of approximately $2 million related to the change in fair value of the embedded derivative. The embedded derivative was estimated at $41 million as of September 30, 2009 and was recorded in “Other long-term liabilities” in our Consolidated Balance Sheets.
Information as of September 30, 2009 and December 31, 2008 regarding our outstanding derivatives is summarized in the table below. The fair value of our derivative financial instruments was based on current termination values or quoted market prices of comparable contracts, adjusted for the risk of non-performance of the obligor in the contract. The notional amount of these natural gas swap and interest rate swap contracts represented the principal amount used to

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
calculate the amount of periodic payments and does not represent our exposure on these contracts.

		Net Asset/		Range Of
	Notional	(Liability)	U.S. GAAP	Natural Gas
	Amount of	Fair	Valuation	Index Prices and
(Unaudited, in millions, except rates and prices)	Derivatives	Value	Hierarchy	Interest Rates

As of September 30, 2009:
Cogeneration contract embedded derivative	Multiple (1)	$(41)	Level 3	Multiple (1)

As of December 31, 2008:
Natural gas swap agreements due in 2009	$2	$(1)	Level 2	$ 5.878 - 14.32
Receive fixed rate interest rate swaps (2)	100	7	Level 2	5.40% - 5.42%
Cogeneration contract embedded derivative	Multiple (1)	(40)	Level 3	Multiple (1)

(1)	The cogeneration contract embedded derivative contains multiple notional amounts and uses multiple indices to determine the fair value.

(2)	On April 14, 2009, we terminated these interest rate swaps and on April 16, 2009, we received cash proceeds of approximately $5 million. As a result of the termination, we incurred a net loss of $2 million, which was recorded in “Interest expense” in our Consolidated Statements of Operations.
The changes in the cash flow hedges included in Accumulated other comprehensive loss for the nine months ended September 30, 2009 and 2008 were as follows:

(Unaudited, in millions)	2009	2008

Losses reclassified on matured cash flow hedges	$-	$14
Unrecognized losses for change in value on outstanding cash flow hedging instruments	-	1

	-	15
Income tax	-	(5)

	$-	$10

As of September 30, 2009 and December 31, 2008, we did not have any derivative financial instruments that qualified as cash flow hedges.
Note 15. Commitments and Contingencies
Creditor Protection Proceedings
On April 16, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for relief under Chapter 11. In addition, on April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries sought creditor protection under the CCAA. On April 17, 2009, Abitibi and ACCC each filed Chapter 15 Cases to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. Our wholly-owned subsidiaries that operate the Bridgewater, United Kingdom and Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries continue to operate outside of the Creditor Protection Proceedings. See Note 2, “Creditor Protection Proceedings,” for additional information.
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

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
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
On June 15, 2009, we filed a motion with the U.S. Court to reject an amended and restated call agreement in respect of Augusta Newsprint Inc., an indirect subsidiary of The Woodbridge Company Limited and our partner in Augusta Newsprint Company, which is the partnership that owns and operates the Augusta, Georgia newsprint mill. The agreement granted Abitibi Consolidated Sales Corporation, an indirect, wholly-owned subsidiary of AbitibiBowater Inc., the right, which it did not expect to exercise under current economic conditions, to buy out Augusta Newsprint Inc. at a pre-determined price before the end of the current fiscal year, failing which our partner’s parents could force the sale of Augusta Newsprint Company and retain a pre-established amount of the proceeds, which we believe would have significantly exceeded the value of the partner’s interest in the partnership. The U.S. Court granted our motion on October 27, 2009 and our counterparties to the amended and restated call agreement filed a Notice of Appeal with the U.S. Court on November 3, 2009.
On April 26, 2006, we received a notice of violation from the U.S. Environmental Protection Agency alleging four violations of the Clean Air Act at our Calhoun, Tennessee newsprint mill for which penalties in excess of $100,000 could have been imposed. We settled this matter with the U.S. Environmental Protection Agency and the Department of Justice in the third quarter of 2009 for a civil penalty of $30,000 and mutually agreeable permit limits, pending approval of the applicable court.
Information on our commitments and contingencies is presented in Note 21, “Commitments and Contingencies,” included in our consolidated financial statements for the year ended December 31, 2008, as updated in Note 15, “Commitments and Contingencies,” included in our unaudited interim consolidated financial statements for the quarter ended June 30, 2009, both incorporated herein by reference, as further updated above. Except as otherwise described above and in Note 15, “Commitments and Contingencies — Legal items,” to our unaudited interim consolidated financial statements for the quarter ended June 30, 2009, there have been no material developments to the legal proceedings described in our consolidated financial statements for the year ended December 31, 2008.
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

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Information about segment sales and operating income (loss) for the three and nine months ended September 30, 2009 and 2008 was as follows:

			Coated	Specialty	Market	Wood	Corporate	Consolidated
(Unaudited, in millions)		Newsprint	Papers	Papers	Pulp (1)	Products (2)	and Other	Total

Sales

Third quarter	2009	$396	$105	$340	$147	$95	$8	$1,091

Third quarter	2008	826	176	473	156	98	1	1,730

First nine months	2009	1,331	313	1,013	366	204	13	3,240

First nine months	2008	2,423	511	1,381	493	345	1	5,154

Operating income (loss) (3)

Third quarter (4)	2009	$(140)	$24	$10	$41	$(13)	$45	$(33)

Third quarter	2008	28	30	7	6	(10)	(220)	(159)

First nine months (4)	2009	(202)	74	71	68	(60)	(283)	(332)

First nine months	2008	(40)	99	(64)	58	(58)	(366)	(371)

(1)	Market pulp sales exclude inter-segment sales of $5 million and $6 million for the three months ended September 30, 2009 and 2008, respectively, and $11 million and $15 million for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Wood product sales exclude inter-segment sales of $27 million and $39 million for the three months ended September 30, 2009 and 2008, respectively, and $91 million and $133 million for the nine months ended September 30, 2009 and 2008, respectively.

(3)	“Corporate and Other” operating income (loss) for the three and nine months ended September 30, 2009 and 2008 included the following special items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2009	2008	2009	2008

Net gain on disposition of assets	$38	$5	$91	$45
Employee termination costs	(2)	(7)	(2)	(22)
Closure costs, impairment and other related charges	44	(138)	(226)	(165)
Write-downs of mill stores inventory	(5)	(10)	(17)	(10)
Reversal of previously recorded Canadian capital tax liabilities due to new legislation	-	-	16	-
Fees for unsuccessful refinancing efforts	-	-	(10)	-

	$75	$(150)	$(148)	$(152)

(4)	Operating income (loss) for newsprint, coated papers, specialty papers and market pulp included $5 million, $19 million, $10 million and $49 million, respectively, for the alternative fuel mixture tax credits for the three months ended September 30, 2009 and $11 million, $46 million, $23 million and $121 million, respectively, for the nine months ended September 30, 2009. Reference is made to Note 17, “Alternative Fuel Mixture Tax Credits,” for additional information.
Note 17. Alternative Fuel Mixture Tax Credits
The U.S. Internal Revenue Code of 1986, as amended (the “Code”) provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. During the first quarter of 2009, Bowater applied

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
for its registrations as alternative fuel mixtures for three of its sites. In March 2009, Bowater received notification that two sites’ registrations were approved. Bowater’s third site’s registration was approved in early April 2009. During the three and nine months ended September 30, 2009, Bowater recorded $83 million and $201 million, respectively, of these credits, which were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. According to the Code, the tax credit expires at the end of 2009. The U.S. Congress is currently reviewing the Alternative Fuel Credit law and may enact legislation to repeal the credit prior to its scheduled expiration.
Note 18. Subsequent Events
The following significant events occurred subsequent to September 30, 2009 and through November 13, 2009, which is the date that these financial statements were issued:
•	Various motions and actions taken in connection with the Creditor Protection Proceedings, as more fully discussed in Note 2, “Creditor Protection Proceedings — Reorganization process” and in Note 11, “Liquidity and Debt.”

•	On November 12, 2009, we entered into an Acquisition Agreement related to the sale of our interest in Manicouagan Power Company, as more fully discussed in Note 9, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets.”

ABITIBIBOWATER INC.
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) of AbitibiBowater Inc. (collectively with its subsidiaries and affiliates, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our,” “us” or the “Company”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition for the three and nine months ended September 30, 2009. On April 16 and 17, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for creditor protection. See “Creditor Protection Proceedings” below.
Cautionary Statements Regarding Forward-Looking Information and Use of Third-Party Data
Statements in this Quarterly Report on Form 10-Q that are not reported financial results or other historical information of AbitibiBowater are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: Creditor Protection Proceedings (as defined below), debtor in possession financing arrangements and reorganization process; ability to successfully restructure our debt and other obligations at our Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”) subsidiaries; efforts to reduce costs and increase revenues and profitability, including our cost reduction initiatives regarding selling, general and administrative expenses; business outlook; curtailment of production of certain of our products; assessment of market conditions; ability to complete the anticipated sale of our 60% interest in Manicouagan Power Company and apply the proceeds as anticipated; and our ability to sell non-core assets in light of the current global economic conditions and the requirements under the creditor protection proceedings to obtain court approval for asset sales, as well as strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt” and other terms with similar meaning indicating possible future events or potential impact on the business or shareholders of AbitibiBowater.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties relating to our creditor protection proceedings including, among other things: (a) risks associated with our ability to: continue as a going concern; stabilize the business to maximize the chances of preserving all or a portion of the enterprise; develop a comprehensive restructuring plan in an effective and timely manner; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; obtain court orders or approvals with respect to motions filed from time to time, including court approvals for asset sales; obtain alternative or replacement financing to replace our debtor in possession financing and restructure our substantial indebtedness and other obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the courts in order to successfully exit our creditor protection proceedings, especially in light of the current decline in the global economy and the credit crisis; successfully implement a comprehensive restructuring plan and a plan of reorganization; generate cash from operations and maintain cash-on-hand; operate within the restrictions and limitations of our current and any future debtor in possession financing arrangements; realize full or fair value for any assets or business we may divest as part of our comprehensive restructuring plan; attract and retain customers; maintain market share as our competitors move to capitalize on customer concerns; maintain current relationships with customers, vendors and trade creditors by actively and adequately communicating on and responding to events, media and rumors associated with the creditor protection proceedings that could adversely affect such relationships; resolve claims made against us in connection with the creditor protection proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; and reject, repudiate or terminate certain contracts; (b) risks and uncertainties associated with: limitations on actions against any debtor during the creditor protection proceedings and the values, if any, that will be ascribed in our creditor protection proceedings to our various pre-petition liabilities, common stock and other securities; and (c) risks and uncertainties associated with the consummation of the anticipated sale of our 60% interest in Manicouagan Power Company, including our and our counterparties’ ability to satisfy all of the closing conditions, and that the closing may be further delayed for unforeseen reasons; and (ii) risks and uncertainties relating to our business including: industry conditions generally and further growth in alternative media; our ability to achieve growth in the stronger international destinations where market conditions are more favorable; our capital intensive operations and the adequacy of our capital resources; our ability to obtain timely contributions to our cost-reduction initiatives from our unionized and salaried employees; the prices and

ABITIBIBOWATER INC.
terms under which we would be able to sell targeted assets; the relative volatility of the U.S. dollar and the Canadian dollar; the costs of raw materials such as energy, chemicals and fiber and the success of our post-merger integration activities, including the implementation of additional measures to enhance our operating efficiency and productivity; our ability to obtain fair compensation for our expropriated assets in the Province of Newfoundland and Labrador, Canada and the possibility that we could lose any or all of our equity interest in Augusta Newsprint Company. Additional risks that could cause actual results to differ from forward-looking statements are enumerated in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009, particularly the “Risks Relating to our Creditor Protection Proceedings,” as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 11, 2009. All forward-looking statements in this Quarterly Report on Form 10-Q are expressly qualified by the cautionary statements contained or referred to in this section and in our other filings with the United States Securities and Exchange Commission (“SEC”) and the Canadian securities regulatory authorities. We disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.
Market and industry data
Information about industry or general economic conditions contained in this Quarterly Report on Form 10-Q is derived from third-party sources and certain trade publications (“Third-Party Data”) that we believe are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.
Our Financial Information and the Going Concern Assumption
The discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited interim consolidated financial statements and related notes appearing in Item 1 of this Quarterly Report on Form 10-Q (“Unaudited Interim Consolidated Financial Statements”), which have been prepared assuming that AbitibiBowater will continue as a going concern. The going concern basis of presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the commencement of the Creditor Protection Proceedings (as defined and discussed below) raises substantial doubt about our ability to continue as a going concern. The Creditor Protection Proceedings and our debtor in possession financing arrangements, which are discussed below under “Liquidity and Capital Resources,” provide us with a period of time to stabilize our operations and financial condition and develop a comprehensive restructuring plan. Management believes that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of these proceedings and as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to successfully develop and implement a comprehensive restructuring plan and improve profitability, obtain alternative financing to replace our debtor in possession financing arrangements and restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Courts (as defined below). However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities. Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in our Unaudited Interim Consolidated Financial Statements and could result in additional long-lived asset impairment charges. The assets and liabilities in our Unaudited Interim Consolidated Financial Statements do not reflect any adjustments related to such a comprehensive restructuring plan, except for the charges related to indefinite idlings and permanent closures, as discussed in Note 3, “Creditor Protection Proceedings Related Disclosures — Reorganization item, net,” to our Unaudited Interim Consolidated Financial Statements.
Creditor Protection Proceedings
U.S. and Canadian filings for creditor protection
Our Abitibi and Bowater subsidiaries experienced significant recurring losses in recent years, which resulted in significant negative operating cash flows. As global economic conditions dramatically worsened beginning in 2008, these entities each experienced significant pressure on their business and a deterioration of their liquidity. The extreme volatility in the global equity and credit markets further compounded the situation by limiting our ability to refinance our debt obligations. During the first quarter of 2009, both Abitibi and Bowater experienced severe liquidity crises due to the continued negative operating cash flows resulting from lower sales activity due principally to current conditions in the industry and the global economy and faced large impending debt maturities and repayment obligations. Both Abitibi and Bowater attempted various refinancing efforts in the first quarter of 2009, which were ultimately unsuccessful. Therefore, on April 16, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of

ABITIBIBOWATER INC.
Delaware (the “U.S. Court”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”). In addition, on April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries sought creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (the “CCAA”) with the Superior Court of Quebec in Canada (the “Canadian Court”). On April 17, 2009, Abitibi and its wholly-owned subsidiary, Abitibi-Consolidated Company of Canada (“ACCC”), each filed a voluntary petition for provisional and final relief (the “Chapter 15 Cases”) in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. The Chapter 11 Cases, the Chapter 15 Cases and the CCAA Proceedings are collectively referred to as the “Creditor Protection Proceedings.” The U.S. Court and the Canadian Court are collectively referred to as the “Courts.” Our wholly-owned subsidiaries that operate the Bridgewater, United Kingdom and Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries continue to operate outside of the Creditor Protection Proceedings.
We initiated the Creditor Protection Proceedings in order to enable us to pursue reorganization efforts under the protection of Chapter 11 and the CCAA. The Creditor Protection Proceedings allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan. We remain in possession of our assets and properties and continue to operate our business and manage our properties as “debtors in possession” under the jurisdiction of the Courts and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, we and our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the relevant Court(s) or the Monitor (as defined below), as applicable.
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings. Due to the commencement of the Creditor Protection Proceedings, unsecured pre-petition debt obligations of $4,885 million are included in “Liabilities subject to compromise” in our Unaudited Consolidated Balance Sheets included in our Unaudited Interim Consolidated Financial Statements (“Unaudited Consolidated Balance Sheets”) as of September 30, 2009. Secured pre-petition debt obligations of $1,092 million (consisting of Abitibi’s $413 million 13.75% Senior Secured Notes due 2011, Abitibi’s $347 million senior secured term loan and Bowater’s $332 million bank credit facilities) are included in current liabilities in our Unaudited Consolidated Balance Sheets as of September 30, 2009. See Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise,” to our Unaudited Interim Consolidated Financial Statements.
Debtor in possession financing arrangements
In the Creditor Protection Proceedings, we have: (i) sought and obtained final approval by the Courts to enter into a debtor in possession financial facility for the benefit of AbitibiBowater Inc. and certain of our Bowater subsidiaries, (ii) sought and obtained final approval by the Canadian Court to enter into a debtor in possession financial facility for the benefit of Abitibi and Donohue Corp. (“Donohue”), an indirect, wholly-owned subsidiary of AbitibiBowater Inc., which was a wholly-owned subsidiary of ACCC prior to April 1, 2008, and (iii) obtained final approval by the Courts to amend and restate, in its entirety, the Abitibi and Donohue existing accounts receivable securitization program. We currently expect to replace the Abitibi and Donohue debtor in possession financial facility with a similar facility entered into with a wholly-owned unlimited liability company subsidiary in connection with the sale of our 60% interest in Manicouagan Power Company. Each of these financing arrangements is discussed in further detail under “Liquidity and Capital Resources.”
Reorganization process
General
The Courts have issued a variety of orders on either a final or interim basis intended to support our business continuity throughout the restructuring process. These orders include, among other things, authorization to:
•	make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course;

•	ensure the continuation of existing cash management systems;

ABITIBIBOWATER INC.
•	honor certain ongoing customer obligations;

•	repudiate certain customer, supplier and other contracts;

•	enter into the Bowater DIP Agreement and the Abitibi DIP Agreement (both defined and discussed below under “Liquidity and Capital Resources”);

•	enter into the Abitibi and Donohue second amended and restated accounts receivable securitization program on June 16, 2009 (as discussed below under “Liquidity and Capital Resources”);

•	conduct certain asset sales, including our interest in Manicouagan Power Company, as discussed in Note 9, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets,” to our Unaudited Interim Consolidated Financial Statements;

•	settle certain intercompany obligations; and

•	restructure our European sales structure.
We also obtained an order from the Canadian Court on May 8, 2009, specifying that the payment of special contributions for past service to Canadian pension plans maintained by Abitibi and Bowater could be suspended. Abitibi and Bowater continue to make their respective pension plan contributions for current service costs. Special contributions for past service that were suspended amounted to approximately $102 million for Abitibi and approximately $57 million for Bowater on an annual basis.
We have retained legal and financial professionals to advise us on the Creditor Protection Proceedings and may, from time to time, retain additional professionals, subject to any applicable Court approval.
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
Stay of proceedings
Subject to certain exceptions under Chapter 11 and the CCAA, our filings (and in Canada, the Initial Order, as defined below) automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us and our property to recover, collect or secure a claim arising prior to the filing of the Creditor Protection Proceedings. Thus, for example, most creditor actions to obtain possession of property from us, or to create, perfect or enforce any lien against our property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the Courts lift such stay.
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
Since initiating the Creditor Protection Proceedings, we have engaged and will continue to engage in a review of our various agreements in light of the overriding rights described above. Some of the more important steps we have taken relating to the rejection and repudiation of contractual obligations include the following:

ABITIBIBOWATER INC.
•	We repudiated certain supply contracts between Abitibi and SFK Pate S.E.N.C. and on May 21, 2009, the Canadian Court rejected a motion by SFK Pate S.E.N.C. to overturn that repudiation.

•	On June 15, 2009, we filed a motion with the U.S. Court to reject an amended and restated call agreement in respect of Augusta Newsprint Inc., an indirect subsidiary of The Woodbridge Company Limited and our partner in Augusta Newsprint Company, which is the partnership that owns and operates the Augusta, Georgia newsprint mill. The agreement granted Abitibi Consolidated Sales Corporation, an indirect, wholly-owned subsidiary of AbitibiBowater Inc., the right, which it did not expect to exercise under current economic conditions, to buy out Augusta Newsprint Inc. at a pre-determined price before the end of the current fiscal year, failing which our partner’s parents could force the sale of Augusta Newsprint Company and retain a pre-established amount of the proceeds, which we believe would have significantly exceeded the value of the partner’s interest in the partnership. The U.S. Court granted our motion on October 27, 2009 and our counterparties to the amended and restated call agreement filed a Notice of Appeal with the U.S. Court on November 3, 2009.

•	Bowater Canadian Forest Products Inc. (“BCFPI”), a subsidiary of Bowater, Abitibi and ACCC repudiated certain contracts with Boralex Dolbeau Inc. and on July 28, 2009, we obtained a motion De Bene Esse to confirm our repudiation of those contracts in light of injunctions issued by the Canadian Court and the Court of Appeal of Quebec on January 22, 2008 and October 8, 2008, respectively, initially preventing such actions. Following our repudiation of these contracts, our Dolbeau, Quebec facility has been effectively idled since July 7, 2009.

•	On September 14, 2009, we repudiated certain of Abitibi’s shipping contracts with Spliethoff Transport B.V. based on expected savings and more favorable contractual terms with a new shipper. Spliethoff Transport B.V. challenged our repudiation and the matter is currently before the Canadian Court.

•	The Debtors, as defined in Note 3, “Creditor Protection Proceedings Related Disclosures — Liabilities subject to compromise,” to our Unaudited Interim Consolidated Financial Statements have rejected and repudiated a number of leases, including leases of real estate and equipment. The Debtors included in the Chapter 11 Cases are subject to a November 12, 2009 deadline to assume or reject unexpired leases of nonresidential real property.
For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures — Reorganization items, net and — Liabilities subject to compromise,” to our Unaudited Interim Consolidated Financial Statements.
Procedures for filing a proof of claim
Holders of pre-petition non-excluded claims are required to file a proof of claim by the bar date, which is the date by which claims against us (subject to certain exceptions) must be filed for a claimant to receive any distribution in the Creditor Protection Proceedings. On August 26, 2009 and September 3, 2009, the Canadian Court and the U.S. Court, respectively, granted our motions to establish November 13, 2009 as the bar date for certain claims generally representing the majority of our creditors. We have notified the majority of our creditors and potential creditors of the bar date and the requirement to file a proof of claim with the Courts.
The applicable procedure for the investigation of discrepancies between liability amounts estimated by us and claims filed by our creditors and for the valuation of liabilities will be established by the Courts at a later date. The determination of how liabilities will ultimately be treated cannot be made until the Courts approve a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.
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
In the United States, Chapter 11 provides that we have the exclusive right for 120 days after the filing of the Creditor Protection Proceedings to file a plan of reorganization with the U.S. Court. On August 4, 2009, the U.S. Court entered an order extending our exclusive right to file a plan of reorganization and solicit votes thereon until December 14, 2009 and February 10, 2010, respectively. We will likely file additional motions to request extensions of this exclusivity period, which we believe are routinely granted for up to 18 months in cases of this size and complexity. If our exclusivity period were to lapse, any party in interest would be able to file a plan of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of Chapter 11 and must be approved or confirmed by the U.S. Court in order to become effective.
Similarly, in Canada, the Initial Order provides for a general stay of proceedings for an initial period of 30 days. On May 14, 2009, the stay of proceedings was extended until September 4, 2009 and on September 4, 2009, was further extended until December 15, 2009. We will likely file additional motions to request further extensions of this stay of

ABITIBIBOWATER INC.
proceedings, which we believe are routinely granted for up to 18 months in cases of this size and complexity. The Initial Order provides that a plan of reorganization under the CCAA must be filed with the Canadian Court before the termination of the stay of proceedings or such other time or times as may be allowed by the Canadian Court. Third parties could thereafter seek permission to file a plan of reorganization. In addition to being voted on by the required majority of holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the CCAA and must be approved or confirmed by the Canadian Court in order to become effective.
The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Creditor Protection Proceedings. There can be no assurance that a plan of reorganization will be supported and approved by affected creditors and confirmed by the Courts or that any such plan will be implemented successfully.
Under the priority scheme established by Chapter 11 and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. A plan of reorganization could also result in holders of our common stock being materially diluted. In addition, a plan of reorganization could further result in the cancellation of all of our common stock for nominal or no consideration. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities. At this time, there can be no assurance that we will be able to restructure as a going concern, as described above, or successfully propose or implement a plan of reorganization.
See Part I, Item 1A, “Risk Factors — Risks Related to Our Creditor Protection Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 11, 2009, for, among other things, the strategic, financial, operational and procedural risks resulting from the Creditor Protection Proceedings.
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
Reporting requirements
Effective upon the commencement of the Creditor Protection Proceedings, we applied the guidance in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 852, “Reorganizations” (“FASB ASC 852”), in preparing our Unaudited Interim Consolidated Financial Statements and we will continue to apply this guidance while we operate under the Creditor Protection Proceedings. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), charges related to indefinite idlings and permanent closures and other provisions for losses directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in the Unaudited Consolidated Statements of Operations

ABITIBIBOWATER INC.
included in our Unaudited Interim Consolidated Financial Statements (“Unaudited Consolidated Statements of Operations”). For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements. The timing of recognition of Reorganization items, net is in accordance with United States generally accepted accounting principles related to accounting for severance and termination benefits and accounting for costs associated with exit and disposal activities (including costs incurred in a restructuring). Pre-petition obligations that may be impaired by the reorganization process have been classified in the Unaudited Consolidated Balance Sheets as “Liabilities subject to compromise.” These liabilities have been reported at the amounts expected to be allowed by the Courts, even if they may be settled for lesser amounts. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise,” to our Unaudited Interim Consolidated Financial Statements. Additionally, we have continued to record interest expense on certain of our pre-petition debt obligations. For additional information, see Note 11, “Liquidity and Debt,” to our Unaudited Interim Consolidated Financial Statements.
As a result of the Creditor Protection Proceedings, we are required to periodically file various documents with and provide certain information to the Courts, the Monitor and the Creditors’ Committee. Depending on the jurisdiction, such documents and information include statements of financial affairs, schedules of assets and liabilities, monthly operating reports and information relating to forecasted cash flows, as well as certain other financial information. Such documents and information, to the extent they are prepared or provided by us, are prepared and provided according to the requirements of the relevant legislation, subject to variation as approved by an order of the relevant Court. Such documents and information are prepared or provided on an unconsolidated, unaudited or preliminary basis, or in a format different from that used in the consolidated financial statements and the debtors’ condensed combined financial statements included in our periodic reports filed with the SEC. Accordingly, the substance and format of these documents and information does not allow meaningful comparison with our regular publicly disclosed consolidated financial statements. Moreover, such documents and information are not prepared for the purpose of providing a basis for an investment decision relating to our securities or for comparison with other financial information filed with the SEC.
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
We filed the Notice of Intent as part of the dispute resolution mechanism available under NAFTA and we are in a position to submit a notice of arbitration to commence the proceedings now that the mandatory 90-day waiting period following the filing of our Notice of Intent to arbitrate has passed. The filing of the notice of arbitration has been and

ABITIBIBOWATER INC.
may further be delayed to provide additional time for settlement opportunities. Although we believe that the Canadian Government will be required to compensate us for the fair market value of the expropriated assets, we have not recognized any asset for such claim in our Unaudited Interim Consolidated Financial Statements.
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
We are attempting to stabilize our business by preserving all or a portion of the enterprise and evaluating our various operations, corporate structure and headcount to develop a comprehensive restructuring plan in an effective and timely manner, all in consultation with our business and financial advisors. As we develop a comprehensive restructuring plan, we will also consult with the Monitor and the Creditors’ Committee and any such plan would be subject to the approval of the affected creditors and the Courts. There can be no assurance that any such plan will be confirmed or approved by any of the affected creditors or the Courts, or that any such plan will be implemented successfully.
Since the fourth quarter of 2007, we have experienced significant recurring losses and negative operating cash flows, and have taken numerous actions to mitigate these losses and negative cash flows, including, among other things: (i) the permanent closures and indefinite idling of certain facilities, as well as market-related downtime at other facilities, to reduce our production capacity in 2008, (ii) the idling of more than 50% of our lumber production and the consolidation of certain of our wood products operations in Eastern Canada in the last half of 2008, which materially improved our cost competitiveness and has reduced our loss on the business as the business segment continues to be challenged by severe economic conditions and (iii) the successful implementation in 2008 of price increases in newsprint, coated papers, specialty papers and market pulp.
However, as noted below under “Business and Financial Review,” our transaction prices began a precipitous decline starting in the fourth quarter of 2008, which has continued in 2009 as a result of the global economy and weakness in our North American market. In response to these conditions, we announced several actions in the fourth quarter of 2008, including:
•	The permanent closure of our Grand Falls, Newfoundland and Labrador newsprint mill, representing 205,000 metric tons annually;

•	The indefinite idling of our Alabama River, Alabama newsprint mill, representing 265,000 metric tons annually;

•	The immediate idling of two paper machines (#1 and #2) in Calhoun, Tennessee, representing 230,000 metric tons of capacity, including 120,000 metric tons of newsprint and 110,000 metric tons of specialty grades; and

•	Rotating monthly downtime at other facilities across the organization until market conditions improved.
Market and pricing conditions continued to worsen subsequent to the commencement of our Creditor Protection Proceedings for most of our paper grades. Therefore, in response to these continued declining conditions and in developing our comprehensive restructuring plan, we have taken the following actions:
•	We repudiated certain contracts with Boralex Dolbeau Inc. (see Note 2, “Creditor Protection Proceedings — Reorganization process,” to our Unaudited Interim Consolidated Financial Statements), and following the repudiations, our Dolbeau, Quebec facility has been effectively idled since July 7, 2009, representing 244,000 short tons of specialty papers annually;

•	Announced the indefinite idling of our two newsprint machines at our Thunder Bay, Ontario facility effective August 21, 2009, representing 392,000 metric tons annually;

•	In August 2009, we announced an ongoing initiative to reduce selling, general and administrative (“SG&A”) costs through additional austerity measures, with a target reduction of approximately $100 million on an annualized basis, as compared to 2008. The SG&A reduction efforts include, among other items, a 25% corporate headcount reduction and the suspension, until further notice, of 2009 incentive compensation plans; and

•	In September 2009, we announced our intent to implement further production curtailments by indefinitely

ABITIBIBOWATER INC.
idling (either immediately or by October 31, 2009) certain additional facilities and machines, including:
Ο	Our Beaupre, Quebec paper mill, representing 241,000 metric tons of specialty papers annually;

Ο	A specialty paper machine at our Fort Frances, Ontario facility, representing 70,000 metric tons annually;

Ο	A newsprint machine at our Clermont, Quebec facility, representing 130,000 metric tons annually; and

Ο	A newsprint machine at our Coosa Pines, Alabama paper mill, representing 170,000 metric tons annually.
But, as a result of increased customer orders, we now expect the Clermont newsprint machine to run for the remainder of 2009 and the Fort Frances paper machine to run four to six weeks beyond its originally scheduled idle date.
Further capacity curtailments for 2010 may become necessary if North American newsprint demand declines or if global conditions worsen for all of our product lines. In our wood products business segment, we expect our 2009 operating rate to continue at extremely low levels and we will continue to take curtailment and other actions to minimize the financial impact as a result of the economic conditions.
Additionally, we implemented North American newsprint price increases of $35 per metric ton for each of September and October 2009. As reported in certain trade publications, we also announced two further $25 per metric ton price increases for U.S. based newsprint customers to be implemented in November and December 2009.
In 2008, we increased our target asset sales to $750 million by the end of 2009, including our 60% interest in Manicouagan Power Company, other hydroelectric sites, timberlands, sawmills and other assets. On September 3, 2009, we announced that we entered into an implementation agreement through Abitibi and ACCC with Alcoa Canada Ltd. and Alcoa Ltd. (collectively, “Alcoa”) and Manicouagan Power Company, to which HQ Energie Inc., a wholly-owned subsidiary of Hydro Quebec, intervened (the “Implementation Agreement”), to set forth the parties’ intent to implement certain transactions that would result in the sale of our 60% interest in Manicouagan Power Company to a wholly-owned subsidiary of Hydro Quebec for gross proceeds of Cdn$615 million ($575 million). For additional information, see “Liquidity and Capital Resources — Overview” below. On September 29, 2009, the Canadian Court approved this transaction. On November 12, 2009, as contemplated by the Implementation Agreement, we entered into an Acquisition Agreement through Abitibi and ACCC with a wholly-owned subsidiary of Hydro Quebec relating to the sale of our 60% interest in Manicouagan Power Company. The closing of the transaction is expected to occur in the fourth quarter of 2009, subject to a number of significant conditions, including, among others, the execution of definitive agreements, the receipt of applicable regulatory approvals and other third party consents. As previously announced, it is expected that in connection with the foregoing, ACCC will enter into a long-term power supply agreement with Hydro Quebec’s distribution division for the supply of electricity to our Baie-Comeau, Quebec paper mill.
For the duration of the Creditor Protection Proceedings, any divestiture not subject to the de minimis asset sale threshold under the Creditor Protection Proceedings must be approved by the applicable Court. No assurances can be provided that the applicable Court will approve any such divestiture under their current terms, or at all, or as to the timing of any such approvals. Proceeds generated as a result of any divestiture may have to, and must in the case of our investment in Manicouagan Power Company, be used to repay amounts outstanding pursuant to the terms of our debtor in possession financing arrangements.
In September 2009, after obtaining Canadian Court approval, we sold an aggregate of approximately 300,000 acres of timberlands in the Province of Quebec for aggregate consideration of approximately Cdn$53 million ($48 million). In addition, in September 2009, after obtaining Canadian Court approval, we participated in a transaction pursuant to which we would receive approximately Cdn$29 million ($27 million) from a subsidiary’s proceeds sharing arrangement related to a third party’s sale of timberlands. In October 2009, the proceeds were deposited in trust with the Monitor, pending a further order from the Canadian Court.
We continue to take a restricted approach to capital spending until market conditions improve and translate into positive cash flow. In light of the Creditor Protection Proceedings, any significant capital spending is subject to the approval of the applicable Court, and there can be no assurance that such approval would be granted.
During the three and nine months ended September 30, 2009, Bowater recorded $83 million and $201 million, respectively, of alternative fuel mixture tax credits, which were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Unaudited Consolidated Statements of Operations. This tax credit expires at the end of 2009. The U.S. Congress is currently reviewing the Alternative Fuel Credit law and may enact legislation to repeal the credit prior to its scheduled expiration.

ABITIBIBOWATER INC.
Business and Financial Review
Consolidated Results of Operations
In the third quarter of 2009, all of our paper product lines experienced significant demand declines due to trends in the newsprint industry and global economic conditions. North American newsprint consumption continued to decline in the third quarter of 2009 due to a significant decline in circulation and advertising. Demand for coated mechanical papers continued to decline in the third quarter of 2009 primarily due to sharp declines in advertising. In the third quarter of 2009, the specialty papers’ industry experienced declines in North American demand for standard uncoated mechanical papers, lightweight or directory grades and supercalendered high gloss papers. Global demand for market pulp increased slightly during the third quarter of 2009, primarily due to increased demand from China and Latin America. Our wood products segment continues to be negatively impacted by lower demand due to a weak U.S. housing market.
Due to the Creditor Protection Proceedings and the significant uncertainties associated therewith, our past operating results and financial condition are not likely to be indicative of our future operating results and financial condition.

	Three Months Ended			Nine Months Ended
(Unaudited, in millions, except	September 30,			September 30,
per share amounts)	2009	2008	Change	2009	2008	Change

Sales	$1,091	$1,730	$(639)	$3,240	$5,154	$(1,914)

Operating loss	(33)	(159)	126	(332)	(371)	39

Net loss attributable to AbitibiBowater Inc.	(511)	(302)	(209)	(1,239)	(801)	(438)

Net loss per share attributable to

AbitibiBowater Inc. – basic and diluted	(8.85)	(5.23)	(3.62)	(21.48)	(13.91)	(7.57)

Significant items that (unfavorably) favorably impacted operating loss:

Product pricing			$(363)			$(518)

Shipments			(276)			(1,396)

Change in sales			(639)			(1,914)

Change in cost of sales and depreciation, amortization and cost of timber harvested			446			1,634

Change in distribution costs			75			229

Change in selling and administrative expenses			29			105

Change in closure costs, impairment and other related charges			182			(61)

Change in net gain on disposition of assets			33			46

			$126			$39

Three months ended September 30, 2009 versus September 30, 2008

Sales
Sales decreased $639 million, or 36.9%, from $1,730 million in the third quarter of 2008 to $1,091 million in the third quarter of 2009. The decrease was primarily due to significantly lower shipments of newsprint, coated papers, specialty papers and wood products, as well as significantly lower average transaction prices for newsprint, coated papers, specialty papers and market pulp. The impact of each of these items is discussed further in the “Segment Results of Operations” section of this MD&A.
Operating loss
Operating loss decreased $126 million from $159 million in the third quarter of 2008 to $33 million in the third quarter of 2009. The above table analyzes the major items that decreased operating loss. A brief explanation of these major items follows.

ABITIBIBOWATER INC.
Manufacturing costs decreased $446 million in the third quarter of 2009 as compared to the third quarter of 2008, primarily due to lower volumes ($160 million), favorable currency exchange ($45 million), alternative fuel mixture tax credits ($83 million) and lower costs for labor and benefits ($32 million), depreciation ($37 million), wood and fiber ($40 million), maintenance ($29 million) and other favorable costs. For additional information regarding the alternative fuel mixture tax credits, reference is made to Note 17, “Alternative Fuel Mixture Tax Credits,” to our Unaudited Interim Consolidated Financial Statements.
Distribution costs decreased in the third quarter of 2009 as compared to the third quarter of 2008, due to significantly lower shipment volumes and lower distribution costs per ton.
Selling and administrative costs decreased in the third quarter of 2009 as compared to the third quarter of 2008 by $29 million, primarily due to our cost reduction initiatives.
Additionally, in the third quarter of 2009 and 2008, we recorded a net credit of $44 million and expense of $138 million, respectively, in closure costs, impairment and other related charges, which are not associated with our work towards a comprehensive restructuring plan. We realized $38 million in net gains on disposition of timberlands and other assets in the third quarter of 2009, compared to net gains of $5 million in the same period of 2008. For additional information, see “Segment Results of Operations — Corporate and Other” below.
Net loss attributable to AbitibiBowater Inc.
Net loss attributable to AbitibiBowater Inc. in the third quarter of 2009 was $511 million, or $8.85 per common share, an increase in net loss of $209 million, or $3.62 per common share, compared to the third quarter of 2008. The increase in net loss attributable to AbitibiBowater Inc. was a result of the increase in reorganization items, net, other (expense) income, net and income taxes, partially offset by the decrease in operating loss as noted above and a significant decrease in interest expense resulting from the Creditor Protection Proceedings. We have incurred significant costs associated with our Creditor Protection Proceedings and will continue to incur significant costs, which could adversely affect our results of operations and financial condition. In the third quarter of 2009, we expensed $301 million related to our Creditor Protection Proceedings, which is recorded in “Reorganization items, net” in our Unaudited Consolidated Statements of Operations pursuant to FASB ASC 852.
Nine months ended September 30, 2009 versus September 30, 2008

Sales
Sales decreased $1,914 million, or 37.1%, from $5,154 million in the first nine months of 2008 to $3,240 million in the same period of 2009. The decrease was primarily due to significantly lower shipments of newsprint, coated papers, specialty papers and wood products, as well as significantly lower transaction prices for newsprint, coated papers, market pulp and wood products. The impact of each of these items is discussed further in the “Segment Results of Operations” section of this MD&A.
Operating loss
Operating loss decreased $39 million from $371 million in the first nine months of 2008 to $332 million in the same period of 2009. The above table analyzes the major items that decreased operating loss. A brief explanation of these major items follows.
Manufacturing costs decreased $1,634 million in the first nine months of 2009 as compared to the same period of 2008, primarily due to lower volumes ($802 million), favorable currency exchange ($276 million), alternative fuel mixture tax credits ($201 million) and lower costs for labor and benefits ($106 million), depreciation ($99 million), wood and fiber ($73 million), maintenance ($51 million) and other favorable costs. These lower costs were partially offset by higher costs for chemicals ($27 million).
Distribution costs decreased in the first nine months of 2009 as compared to the same period of 2008, due to significantly lower shipment volumes and lower distribution costs per ton.
Selling and administrative costs decreased $105 million in the first nine months of 2009 as compared to the same period

ABITIBIBOWATER INC.
of 2008, primarily due to our cost reduction initiatives, as well as a $16 million reversal of previously recorded Canadian capital tax liabilities in the second quarter of 2009 as a result of legislation enacted which eliminated this tax, partially offset by $10 million of costs related to our unsuccessful refinancing efforts.
Additionally, in the first nine months of 2009 and 2008, we recorded $226 million and $165 million, respectively, in closure costs, impairment and other related charges, which are not associated with our work towards a comprehensive restructuring plan. We realized $91 million in net gains on disposition of timberlands and other assets in the first nine months of 2009, compared to net gains of $45 million in the same period of 2008. For additional information, see “Segment Results of Operations — Corporate and Other” below.
Net loss attributable to AbitibiBowater Inc.
Net loss attributable to AbitibiBowater Inc. in the first nine months of 2009 was $1,239 million, or $21.48 per common share, an increase in net loss of $438 million, or $7.57 per common share, compared to the same period of 2008. The increase in net loss attributable to AbitibiBowater Inc. was a result of the increase in reorganization items, net, other (expense) income, net and income taxes, partially offset by the decrease in operating loss as noted above and a decrease in interest expense resulting from the Creditor Protection Proceedings. The increase in other (expense) income, net was primarily due to a gain on extinguishment of debt of $31 million in 2008, fees for waivers and amendments to the Abitibi and Donohue accounts receivable securitization program of $23 million in 2009 and a foreign exchange gain of $31 million in 2008 as compared to a foreign exchange loss of $46 million in 2009, partially offset by $24 million of income, net from a subsidiary’s proceeds sharing arrangement related to a third party’s sale of timberlands. In the first nine months of 2009, we expensed $400 million related to our Creditor Protection Proceedings, which is recorded in “Reorganization items, net” in our Unaudited Consolidated Statements of Operations pursuant to FASB ASC 852.
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

ABITIBIBOWATER INC.
Newsprint

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Average price (per metric ton)	$507	$718	$(211)	$588	$669	$(81)

Average cost (per metric ton)	$686	$695	$(9)	$677	$680	$(3)

Shipments (thousands of metric tons)	780	1,149	(369)	2,264	3,621	(1,357)

Downtime (thousands of metric tons)	408	28	380	1,150	94	1,056

Inventory at end of period (thousands of metric tons)	149	218	(69)	149	218	(69)

(Unaudited, in millions)

Segment sales	$396	$826	$(430)	$1,331	$2,423	$(1,092)

Segment operating (loss) income	(140)	28	(168)	(202)	(40)	(162)

Significant items that (unfavorably) favorably impacted segment operating (loss) income:

Product pricing			$(264)			$(294)

Shipments			(166)			(798)

Change in sales			(430)			(1,092)

Change in cost of sales and depreciation, amortization and cost of timber harvested			222			793

Change in distribution costs			41			131

Change in selling and administrative expenses			(1)			6

			$(168)			$(162)

Three months ended September 30, 2009 versus September 30, 2008

Segment sales decreased $430 million, or 52.1%, from $826 million in the third quarter of 2008 to $396 million in the third quarter of 2009, due to significantly lower transaction prices and shipment volumes as a result of industry and global economic conditions. Newsprint shipments for the third quarter of 2009 decreased 369,000 metric tons, or 32.1%, compared to the third quarter of 2008. Our average transaction price in the third quarter of 2009 was lower than the third quarter of 2008 as a result of a reduction in prices due to market conditions.
In the third quarter of 2009, downtime at our facilities was primarily market related. Inventory levels as of September 30, 2009 were 149,000 metric tons compared to inventory levels as of September 30, 2008 of 218,000 metric tons.
Segment operating income decreased $168 million to an operating loss of $140 million in the third quarter of 2009 compared to $28 million of operating income in the third quarter of 2008, primarily due to decreased sales as discussed above, partially offset by lower manufacturing costs. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs decreased $222 million in the third quarter of 2009 compared to the third quarter of 2008, primarily due to lower volumes ($159 million), favorable currency exchange ($20 million), alternative fuel mixture tax credits ($5 million) and lower costs for wood and fiber ($32 million), depreciation ($12 million), labor and benefits ($13 million) and maintenance ($10 million), partially offset by higher costs for chemicals ($2 million), energy ($2 million) and other unfavorable costs.
Segment distribution costs decreased in the third quarter of 2009 compared to the third quarter of 2008 due to significantly lower shipment volumes, as well as lower distribution costs per ton.

ABITIBIBOWATER INC.
Nine months ended September 30, 2009 versus September 30, 2008

Segment sales decreased $1,092 million, or 45.1%, from $2,423 million in the first nine months of 2008 to $1,331 million in the same period of 2009, due to significantly lower shipment volumes and transaction prices as a result of industry and global economic conditions. Newsprint shipments for the first nine months of 2009 decreased 1,357,000 metric tons, or 37.5%, compared to the same period of 2008. Our average transaction price in the first nine months of 2009 was lower than the same period of 2008 as a result of a reduction in prices due to market conditions.
For the first nine months of 2009, there was significant market-related downtime at our facilities.
Segment operating loss increased $162 million to $202 million in the first nine months of 2009 compared to $40 million in the same period of 2008, primarily due to decreased sales as discussed above, partially offset by lower manufacturing costs. The above table analyzes the major items that increased operating loss. A brief explanation of these major items follows.
Segment manufacturing costs decreased $793 million in the first nine months of 2009 compared to the same period of 2008, primarily due to lower volumes ($522 million), favorable currency exchange ($137 million), alternative fuel mixture tax credits ($11 million) and lower costs for wood and fiber ($75 million), depreciation ($40 million), labor and benefits ($34 million) and maintenance ($12 million), partially offset by higher costs for chemicals ($8 million), energy ($9 million) and other unfavorable costs.
Segment distribution costs decreased in the first nine months of 2009 compared to the same period of 2008 due to significantly lower shipment volumes, as well as lower distribution costs per ton.
Newsprint Third-Party Data: In the first nine months of 2009, total North American newsprint demand declined 28.1% compared to the same period of 2008. North American newsprint demand for the month of September 2009 declined 22.5% compared to the month of September 2008. In the first nine months of 2009, North American net exports of newsprint were 38.0% lower than the same period of 2008. Inventories for North American mills as of September 30, 2009 were 343,000 metric tons, which is 6.8% lower than as of September 30, 2008. The days of supply at the U.S. daily newspapers was 48 days as of both September 30, 2009 and 2008. The North American operating rate was 72% in the first nine months of 2009 compared to 95% in the same period of 2008.

ABITIBIBOWATER INC.
Coated Papers

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Average price (per short ton)	$714	$920	$(206)	$743	$882	$(139)

Average cost (per short ton)	$546	$764	$(218)	$568	$712	$(144)

Shipments (thousands of short tons)	147	191	(44)	421	579	(158)

Downtime (thousands of short tons)	25	7	18	110	9	101

Inventory at end of period (thousands of short tons)	18	42	(24)	18	42	(24)

(Unaudited, in millions)

Segment sales	$105	$176	$(71)	$313	$511	$(198)

Segment operating income	24	30	(6)	74	99	(25)

Significant items that (unfavorably) favorably impacted segment operating income:

Product pricing			$(39)			$(80)

Shipments			(32)			(118)

Change in sales			(71)			(198)

Change in cost of sales and depreciation, amortization and cost of timber harvested			60			152

Change in distribution costs			4			14

Change in selling and administrative expenses			1			7

			$(6)			$(25)

Three months ended September 30, 2009 versus September 30, 2008

Segment sales decreased $71 million, or 40.3%, from $176 million in the third quarter of 2008 to $105 million in the third quarter of 2009, due to lower average transaction prices and shipment volumes.
In the third quarter of 2009, downtime at our facilities was primarily market related.
Segment operating income decreased $6 million to $24 million in the third quarter of 2009 compared to $30 million in the third quarter of 2008, primarily due to decreased sales as discussed above, partially offset by lower manufacturing costs. The above table analyzes the major items that impacted operating income. A brief explanation of these major items follows.
Segment manufacturing costs decreased $60 million in the third quarter of 2009 compared to the third quarter of 2008, primarily due to lower volumes ($20 million), alternative fuel mixture tax credits ($19 million) and lower costs for depreciation ($3 million), labor and benefits ($4 million), maintenance ($3 million), fuel ($3 million) and other favorable costs. The average cost per ton decreased $218 in the third quarter of 2009 compared to the third quarter of 2008, primarily due to the above reductions.
Segment distribution costs decreased in the third quarter of 2009 compared to the third quarter of 2008 due to lower shipment volumes, as well as lower distribution costs per ton.
Nine months ended September 30, 2009 versus September 30, 2008

Segment sales decreased $198 million, or 38.7%, from $511 million in the first nine months of 2008 to $313 million in the same period of 2009, due to lower shipment volumes and average transaction prices.

ABITIBIBOWATER INC.
For the first nine months of 2009, downtime at our facilities was primarily market related.
Segment operating income decreased $25 million to $74 million in the first nine months of 2009 compared to $99 million in the same period of 2008, primarily due to decreased sales as discussed above, partially offset by lower manufacturing costs. The above table analyzes the major items that impacted operating income. A brief explanation of these major items follows.
Segment manufacturing costs decreased $152 million in the first nine months of 2009 compared to the same period of 2008, primarily due to lower volumes ($65 million), alternative fuel mixture tax credits ($46 million) and lower costs for depreciation ($8 million), labor and benefits ($14 million), maintenance ($4 million), fuel ($5 million) and other favorable costs, partially offset by higher costs for chemicals ($5 million). The average cost per ton decreased $144 in the first nine months of 2009 compared to the same period of 2008, primarily due to the alternative fuel mixture tax credits.
Segment distribution costs decreased in the first nine months of 2009 compared to the same period of 2008 due to lower shipment volumes, as well as lower distribution costs per ton.
Coated Papers Third-Party Data: U.S. consumer magazine advertising pages decreased 27.2% in the first nine months of 2009 compared to the same period of 2008. North American demand for coated mechanical papers decreased 24.9% in the first nine months of 2009 compared to the same period of 2008. The industry operating rate was 75% in the first nine months of 2009 compared to 88% in the same period of 2008. North American coated mechanical mill inventories were at 24 days of supply as of September 30, 2009 compared to 26 days of supply as of September 30, 2008.
Specialty Papers

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Average price (per short ton)	$684	$778	$(94)	$749	$747	$2

Average cost (per short ton)	$664	$768	$(104)	$696	$779	$(83)

Shipments (thousands of short tons)	497	607	(110)	1,353	1,855	(502)

Downtime (thousands of short tons)	130	12	118	380	92	288

Inventory at end of period (thousands of short tons)	92	161	(69)	92	161	(69)

(Unaudited, in millions)

Segment sales	$340	$473	$(133)	$1,013	$1,381	$(368)

Segment operating income (loss)	10	7	3	71	(64)	135

Significant items that favorably (unfavorably) impacted segment operating income (loss):

Product pricing			$(68)			$9

Shipments			(65)			(377)

Change in sales			(133)			(368)

Change in cost of sales and depreciation, amortization and cost of timber harvested			125			458

Change in distribution costs			16			49

Change in selling and administrative expenses			(5)			(4)

			$3			$135

Three months ended September 30, 2009 versus September 30, 2008

Segment sales decreased $133 million, or 28.1%, from $473 million in the third quarter of 2008 to $340 million in the third quarter of 2009, due to lower average transaction prices and shipment volumes.

ABITIBIBOWATER INC.
In the third quarter of 2009, downtime at our facilities was primarily market related. Inventory levels as of September 30, 2009 were 92,000 short tons compared to 161,000 short tons as of September 30, 2008.
Segment operating income improved $3 million to $10 million in the third quarter of 2009 compared to $7 million in the third quarter of 2008, primarily due to lower manufacturing costs, partially offset by the decrease in sales as noted above. The above table analyzes the major items that improved operating income. A brief explanation of these major items follows.
Segment manufacturing costs decreased $125 million in the third quarter of 2009 compared to the third quarter of 2008, primarily due to lower volumes ($40 million), favorable currency exchange ($12 million), alternative fuel mixture tax credits ($10 million) and lower costs for wood and fiber ($7 million), depreciation ($28 million), labor and benefits ($12 million), maintenance ($6 million), energy ($6 million) and other favorable costs.
Segment distribution costs decreased in the third quarter of 2009 compared to the third quarter of 2008 due to lower shipment volumes, as well as lower distribution costs per ton.
Nine months ended September 30, 2009 versus September 30, 2008

Segment sales decreased $368 million, or 26.6%, from $1,381 million in the first nine months of 2008 to $1,013 million in the same period of 2009, primarily due to lower shipment volumes.
For the first nine months of 2009, there was significant market-related downtime at our facilities.
Segment operating loss improved $135 million to $71 million of operating income in the first nine months of 2009 compared to a $64 million operating loss in the same period of 2008, primarily due to lower manufacturing costs, partially offset by the decrease in sales as noted above. The above table analyzes the major items that improved operating loss. A brief explanation of these major items follows.
Segment manufacturing costs decreased $458 million in the first nine months of 2009 compared to the same period of 2008, primarily due to lower volumes ($190 million), favorable currency exchange ($79 million), alternative fuel mixture tax credits ($23 million) and lower costs for wood and fiber ($8 million), depreciation ($97 million), labor and benefits ($37 million), maintenance ($14 million), energy ($11 million) and other favorable costs. These lower costs were partially offset by higher costs for chemicals ($9 million).
Segment distribution costs decreased in the first nine months of 2009 compared to the same period of 2008 due to lower shipment volumes, as well as lower distribution costs per ton.
Specialty Papers Third-Party Data: In the first nine months of 2009 compared to the same period in 2008, North American demand for supercalendered high gloss papers was down 24.0%, for lightweight or directory grades was down 22.1%, for standard uncoated mechanical papers was down 16.4% and in total for all specialty papers was down 20.6%. The industry operating rate was 76% in the first nine months of 2009 compared to 92% in the same period of 2008. North American uncoated mechanical mill inventories were at 17 days of supply as of both September 30, 2009 and 2008.

ABITIBIBOWATER INC.
Market Pulp

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Average price (per metric ton)	$540	$723	$(183)	$524	$718	$(194)

Average cost (per metric ton)	$391	$698	$(307)	$427	$635	$(208)

Shipments (thousands of metric tons)	272	215	57	697	686	11

Downtime (thousands of metric tons)	21	16	5	125	36	89

Inventory at end of period (thousands of metric tons)	65	64	1	65	64	1

(Unaudited, in millions)

Segment sales	$147	$156	$(9)	$366	$493	$(127)

Segment operating income	41	6	35	68	58	10

Significant items that (unfavorably) favorably impacted segment operating income:

Product pricing			$(39)			$(133)

Shipments			30			6

Change in sales			(9)			(127)

Change in cost of sales and depreciation, amortization and cost of timber harvested			44			133

Change in distribution costs			-			2

Change in selling and administrative expenses			-			2

			$35			$10

Three months ended September 30, 2009 versus September 30, 2008

Segment sales decreased $9 million, or 5.8%, from $156 million in the third quarter of 2008 to $147 million in the third quarter of 2009, primarily due to lower transaction prices, partially offset by higher shipments.
Inventory levels as of September 30, 2009 were 65,000 metric tons compared to 64,000 metric tons as of September 30, 2008.
Segment operating income increased $35 million to $41 million in the third quarter of 2009 compared to $6 million in the third quarter of 2008, primarily due to lower manufacturing costs, partially offset by the decrease in sales as noted above. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows.
Segment manufacturing costs decreased $44 million in the third quarter of 2009 compared to the third quarter of 2008, primarily due to favorable currency exchange ($3 million), alternative fuel mixture tax credits ($49 million), chemicals ($3 million), maintenance ($8 million) and fuel ($3 million), partially offset by higher volumes ($26 million). The average cost per ton decreased $307 in the third quarter of 2009 compared to the third quarter of 2008, primarily due to the alternative fuel mixture tax credits.
Nine months ended September 30, 2009 versus September 30, 2008

Segment sales decreased $127 million, or 25.8%, from $493 million in the first nine months of 2008 to $366 million in the same period of 2009, primarily due to lower transaction prices.
Segment operating income increased $10 million to $68 million in the first nine months of 2009 compared to $58 million in the same period of 2008, primarily due to lower manufacturing costs, partially offset by the decrease in sales as noted above.

ABITIBIBOWATER INC.
The above table analyzes the major items that increased operating income. A brief explanation of these major items follows.
Segment manufacturing costs decreased $133 million in first nine months of 2009 compared to the same period of 2008, primarily due to favorable currency exchange ($28 million), alternative fuel mixture tax credits ($121 million), maintenance ($14 million) and fuel ($5 million), partially offset by higher volumes ($14 million) and higher costs for wood and fiber ($12 million) and chemicals ($5 million). The average cost per ton decreased $208 in the first nine months of 2009 compared to the same period of 2008, primarily due to the alternative fuel mixture tax credits.
Market Pulp Third-Party Data: World demand for market pulp decreased 0.1%, or 0.1 million metric tons in the first nine months of 2009, compared to the same period of 2008. Demand was down 14.6% in Western Europe, the world’s largest pulp market, down 14.3% in North America, up 75.6% in China, up 5.5% in Latin America and up 0.9% in Africa and Asia (excluding China and Japan). World producers shipped at 91% of capacity in the first nine months of 2009 compared to 90% in the same period of 2008. World producer inventories were at 26 days of supply as of September 30, 2009 compared to 44 days of supply as of September 30, 2008.
Wood Products

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Average price (per thousand board feet)	$320	$276	$44	$248	$278	$(30)

Average cost (per thousand board feet)	$364	$305	$59	$321	$328	$(7)

Shipments (millions of board feet)	298	354	(56)	822	1,228	(406)

Downtime (millions of board feet)	378	326	52	1,351	837	514

Inventory at end of period (millions of board feet)	102	155	(53)	102	155	(53)

(Unaudited, in millions)

Segment sales	$95	$98	$(3)	$204	$345	$(141)

Segment operating loss	(13)	(10)	(3)	(60)	(58)	(2)

Significant items that favorably (unfavorably) impacted segment operating loss:

Product pricing			$40			$(32)

Shipments			(43)			(109)

Change in sales			(3)			(141)

Change in cost of sales and depreciation, amortization and cost of timber harvested			(2)			116

Change in distribution costs			3			22

Change in selling and administrative expenses			(1)			1

			$(3)			$(2)

Three months ended September 30, 2009 versus September 30, 2008

Segment sales decreased $3 million, or 3.1%, from $98 million in the third quarter of 2008 to $95 million in the third quarter of 2009, primarily due to lower shipment volumes, partially offset by higher product pricing. The decrease in shipments of wood products was due to lower demand from a weak U.S. housing market. In the short term, we are not expecting any significant improvements in the wood products market.
Segment operating loss increased $3 million to $13 million in the third quarter of 2009 compared to $10 million in the third quarter of 2008. The above table analyzes the major items that increased operating loss. A brief explanation of these major items follows.

ABITIBIBOWATER INC.
Segment manufacturing costs increased $2 million in the third quarter of 2009 compared to the same period of 2008, primarily due to higher costs for wood ($3 million) and other unfavorable costs, partially offset by favorable currency exchange ($10 million).
Nine months ended September 30, 2009 versus September 30, 2008

Segment sales decreased $141 million, or 40.9%, from $345 million in the first nine months of 2008 to $204 million in the same period of 2009, due to lower shipment volumes and product pricing. The decrease in shipments of wood products was primarily due to lower demand from a weak U.S. housing market. In the short term, we are not expecting any significant improvements in the wood products market.
Segment operating loss increased $2 million to $60 million in the first nine months of 2009 compared to $58 million in the same period of 2008. The above table analyzes the major items that increased operating loss. A brief explanation of these major items follows.
The significant decrease in shipments in the first nine months of 2009 was offset by lower manufacturing and distribution costs in the first nine months of 2009 compared to the same period of 2008. The decrease in manufacturing costs was primarily due to lower volumes ($54 million), favorable currency exchange ($32 million) and lower costs for labor and benefits ($14 million), maintenance ($6 million) and other favorable costs.
Wood Products Third-Party Data: Privately-owned housing starts in the U.S. decreased 28.2% to a seasonally-adjusted annual rate of 590,000 units in September 2009, compared to 822,000 units in September 2008. Housing starts rose to the highest level in July 2009 since November 2008, but not before reaching an all time record low in April 2009 with a seasonally-adjusted annual rate of 479,000 units. The recent increase in housing starts has been attributed largely to the deadline associated with the special tax break for first-time homebuyers.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Unaudited, in millions)	2009	2008	Change	2009	2008	Change

Sales	$8	$1	$7	$13	$1	$12

Operating income (loss)	45	(220)	265	(283)	(366)	83

Sales	$8	$1	$7	$13	$1	$12

Costs comprised of:

Manufacturing costs	(23)	(16)	(7)	(64)	(40)	(24)
Manufacturing costs – Employee severance costs	-	(4)	4	-	(6)	6

Total cost of sales and depreciation, amortization and cost of timber harvested	(23)	(20)	(3)	(64)	(46)	(18)

Distribution costs	11	-	11	11	-	11

Administrative expenses	(31)	(65)	34	(112)	(185)	73
Administrative expenses – Canadian capital tax benefit	-	-	-	16	-	16
Administrative expenses – Costs related to unsuccessful refinancing efforts	-	-	-	(10)	-	(10)
Administrative expenses – Severance related costs	(2)	(3)	1	(2)	(16)	14

Total administrative expenses	(33)	(68)	35	(108)	(201)	93

Closure costs, impairment and other related charges	44	(138)	182	(226)	(165)	(61)

Net gain on disposition of assets	38	5	33	91	45	46

Total operating income (loss)	$45	$(220)	$265	$(283)	$(366)	$83

Manufacturing costs
Manufacturing costs included in corporate and other include the cost of timberlands and employee severance costs, which include the cost of employee reduction initiatives (severance and pension related). Manufacturing costs included write-downs of mill stores inventory of $5 million in the three months ended September 30, 2009 for inventory associated with two paper machines at our Calhoun mill. Additionally, manufacturing costs included write-downs of mill stores inventory of $12 million in the nine months ended September 30, 2009 for inventory associated with our Alabama River and Dalhousie mills. Manufacturing costs included write-downs of mill stores inventory of $10 million in the three and nine months ended September 30, 2008 related to the permanent closure of our Donnacona and Mackenzie paper mills.
Administrative expenses
The decrease in administrative expenses in the third quarter and first nine months of 2009 as compared to the same periods of 2008 of $35 million and $93 million, respectively, was primarily due to our continued cost reduction initiatives. Additionally, administrative expenses in the first

ABITIBIBOWATER INC.
nine months of 2009 also included a $16 million reversal in the second quarter of 2009 of previously recorded Canadian capital tax liabilities as a result of legislation enacted which eliminated this tax. The decrease in administrative expenses in the first nine months of 2009 as compared to the same period of 2008 was partially offset by $10 million of costs incurred in the nine months ended September 30, 2009 related to our unsuccessful refinancing efforts.
Closure costs, impairment and other related charges
In the third quarter of 2009, we recorded a net credit of $44 million in closure costs, impairment and other related charges, which are not associated with our work towards a comprehensive restructuring plan. This credit was primarily related to an $82 million reversal of impairment charges for assets held for sale for our interest in Manicouagan Power Company to increase the carrying value of this interest to its current fair value less costs to sell, without exceeding its net carrying value as of the date the decision to sell was made. This credit was partially offset by closure costs, impairment and other related charges related to accelerated depreciation charges of $28 million for two paper machines at our Calhoun, Tennessee newsprint mill, which were previously indefinitely idled and additional long-lived asset impairment charges of $10 million related to a group of four mills, which were previously permanently closed. Additionally, in the first nine months of 2009, we incurred $270 million in closure costs, impairment and other related charges, which are not associated with our work towards a comprehensive restructuring plan, primarily for long-lived asset impairment charges related to assets held for sale for our interest in Manicouagan Power Company and certain of our newsprint mill assets. In addition, in the first nine months of 2009, we recorded closure costs, impairment and other related charges related to the permanent closures of our Westover, Alabama sawmill and Goodwater, Alabama planer mill operations.
During the third quarter and first nine months of 2008, we recorded closure costs, impairment and other related charges of $138 million and $165 million, respectively, primarily for asset impairment charges at our Donnacona operations, Mackenzie paper mill and Baie-Comeau recycling facility, charges for noncancelable contracts at our Dalhousie operations and severance costs for workforce reductions across numerous facilities.
For additional information, see Note 4, “Closure Costs, Impairment and Other Related Charges,” to our Unaudited Interim Consolidated Financial Statements.
Net gain on disposition of assets
During the third quarter and first nine months of 2009, we recorded a net gain on disposition of assets of $38 million and $91 million, respectively, primarily related to the sale, with Court approval, as applicable, of 299,518 and 491,356 acres, respectively, of timberlands and other assets, for aggregate cash proceeds of $50 million and $119 million, respectively. During the third quarter and first nine months of 2008, we recorded a net gain on disposition of assets of $5 million and $45 million, respectively, primarily related to the sale of timberlands. During the third quarter and first nine months of 2008, we completed the sale of approximately 900 and 44,000 acres, respectively, of timberlands and other assets. Other assets primarily consisted of our Snowflake newsprint mill sold in the second quarter of 2008 and our Price sawmill sold in the first quarter of 2008. These asset sales generated aggregate proceeds of $10 million and $215 million during the third quarter and first nine months of 2008, respectively.
Interest Expense
Interest expense decreased $61 million from $187 million in the third quarter of 2008 to $126 million in the third quarter of 2009 and decreased $58 million from $519 million in the first nine months of 2008 to $461 million in the same period of 2009. Pursuant to the Creditor Protection Proceedings, we ceased recording interest expense on certain pre-petition debt obligations. In accordance with FASB ASC 852, we have continued to record interest expense on our pre-petition debt obligations only to the extent that: (i) interest will be paid during the Creditor Protection Proceedings or (ii) it is probable that interest will be an allowed priority, secured or unsecured claim. As such, we have continued to accrue interest only on the debtors’ pre-petition secured debt obligations and the CCAA filers’ pre-petition unsecured debt obligations (based on the expectation that accrued interest on the CCAA filers’ pre-petition debt obligations will be a permitted claim under the CCAA Proceedings) at the contractual non-default rates. Subsequent to the commencement of the Creditor Protection Proceedings, cash payments for interest are only being made on the Abitibi DIP Agreement (as defined below), the Bowater DIP Agreement (as defined below), the Bowater pre-petition bank credit facilities and Abitibi’s senior secured term loan.
Other (Expense) Income, Net
Other expense, net for the third quarter and first nine months of 2009 was $25 million and $56 million, respectively,

ABITIBIBOWATER INC.
primarily comprised of foreign currency exchange losses of $42 million and $46 million, respectively, and income, net from a subsidiary’s proceeds sharing arrangement related to a third party’s sale of timberlands of $24 million in both the third quarter and first nine months of 2009. In addition, in the first nine months of 2009, other expense, net included fees for waivers and amendments to the accounts receivable securitization program of $23 million. Other income, net for the third quarter and first nine months of 2008 was $2 million and $51 million, respectively, primarily comprised of foreign currency exchange gains of $6 million and $31 million, respectively, and a $31 million gain on extinguishment of debt in the first nine months of 2008.
Reorganization Items, Net
During the third quarter and first nine months of 2009, we recorded reorganization items, net of $301 million and $400 million, respectively, primarily related to professional fees and provision for repudiated executory contracts in both periods, charges related to our indefinite idlings and permanent closures as part of our work towards a comprehensive restructuring plan in the third quarter of 2009 and debtor in possession financing costs in the first nine months of 2009. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
Income Taxes
For the three and nine months ended September 30, 2009, our effective tax rate was 7.0% and 0.6%, respectively, resulting from the recording of a tax provision on a pre-tax loss and a tax benefit on a pre-tax loss, respectively. For the three and nine months ended September 30, 2008, our effective tax rate was 14.5% and 6.2%, respectively, resulting from the recording of tax benefits on pre-tax losses for both periods.
During the three months ended September 30, 2009 and 2008, income tax benefits of approximately $121 million and $126 million, respectively, generated on the majority of our current quarter losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. During the nine months ended September 30, 2009 and 2008, income tax benefits of approximately $267 million and $301 million, respectively, generated on the majority of our operating losses for the first nine months of 2009 and 2008 were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future losses will probably be offset by additional increases to the valuation allowance (tax charge). During the three and nine months ended September 30, 2009, we recorded a tax provision of approximately $21 million and a tax recovery of approximately $28 million, respectively, related to the asset impairment charges recorded associated with our assets held for sale for our investment in Manicouagan Power Company. For additional information, see Note 4, “Closure Costs, Impairment and Other Related Charges,” to our Unaudited Interim Consolidated Financial Statements.
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
Following the commencement of the Creditor Protection Proceedings, in addition to cash-on-hand and cash provided by operations, our external sources of liquidity have been comprised of the following (which are defined and discussed below): (i) the Bowater DIP Agreement, (ii) the Abitibi DIP Agreement and (iii) the Abitibi and Donohue second amended and restated accounts receivable securitization program. All other previous external sources of liquidity are no longer available.

ABITIBIBOWATER INC.
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings.
Non-core asset sales have been and may continue to be a source of additional liquidity, subject to the approval of the Courts and the Monitor, as applicable. We periodically review timberland holdings and sell timberlands as a source of additional liquidity. We have targeted approximately $750 million in asset sales by the end of 2009, including our interest in Manicouagan Power Company, other hydroelectric sites, timberlands, sawmills and other assets.
As discussed in more detail above under “Business Strategy and Outlook,” pursuant to the Implementation Agreement, we expect to sell our 60% interest in Manicouagan Power Company to a wholly-owned subsidiary of Hydro Quebec in the fourth quarter of 2009. For purposes of the discussion in this paragraph only, an exchange rate of Cdn$1.00 is equal to US$0.90. The actual US dollar amounts will be based on the exchange rate on the date of closing. We intend to use expected gross proceeds of Cdn$615 million ($553 million) from the sale as follows: (i) approximately Cdn$61 million ($55 million) to repay all amounts outstanding under the Abitibi DIP Facility; (ii) Cdn$200 million ($180 million) as partial repayment of ACCC’s 13.75% Senior Secured Notes due 2011; (iii) Cdn$282 million ($254 million) will be set aside temporarily in a wholly-owned unlimited liability company subsidiary to secure certain indemnities and undertakings provided to Alcoa (of which Cdn$230 million ($207 million) would be made available to Abitibi in the form of an interest-free debtor in possession loan on terms and conditions similar to the Abitibi DIP Facility (as defined below) and reasonably satisfactory to Alcoa, including similar security features, but it would rank immediately thereafter (the “ULC DIP Facility”)); (iv) approximately Cdn$67 million ($60 million) to pay taxes incurred by Alcoa and its affiliates as a result of the transaction, pre-filing amounts owed to the distribution division of Hydro Quebec by ACCC and its affiliates, including amounts owed by BCFPI, as well as pre-filing amounts owed to Manicouagan Power Company and Alcoa for electricity purchased by ACCC from Manicouagan Power Company and (v) approximately Cdn$31 million ($28 million) will be subject to a two-year holdback by Hydro Quebec. As a result, we expect that this transaction, provided that the use of proceeds and the ULC DIP Facility are approved by the Canadian Court, will provide Abitibi with additional net liquidity of approximately Cdn$168 million ($151 million), after the extinguishment of the remaining availability of approximately Cdn$36 million ($32 million) under the Abitibi DIP Facility.
For the duration of the Creditor Protection Proceedings, any divestiture not subject to the de minimis asset sale threshold under the Creditor Protection Proceedings must be approved by the applicable Court and the Monitor, as applicable. No assurances can be provided that the applicable Court will approve any such divestiture under their current terms, or at all, or as to the timing of any such approvals. Proceeds generated as a result of a divestiture may have to, and must in the case of our investment in Manicouagan Power Company, be used to repay amounts outstanding pursuant to the terms of our debtor in possession financing arrangements.
In September 2009, after obtaining Canadian Court approval, we sold an aggregate of approximately 300,000 acres of timberlands in the Province of Quebec for aggregate consideration of approximately Cdn$53 million ($48 million). In addition, in September 2009, after obtaining Canadian Court approval, we participated in a transaction pursuant to which we would receive approximately Cdn$29 million ($27 million) from a subsidiary’s proceeds sharing arrangement related to a third party’s sale of timberlands, for which $24 million of income, net was recorded in the third quarter of 2009 in “Other (expense) income, net” in our Unaudited Consolidated Statements of Operations. In October 2009, the proceeds were deposited in trust with the Monitor, pending a further order from the Canadian Court.
We expect to continue to review non-core assets and seek to divest those that no longer fit within our long-term strategic business plan. It is unclear how the current global credit crisis may impact our ability to sell any of these assets.
During the first nine months of 2009, we have incurred significant costs associated with our Creditor Protection Proceedings and will continue to incur similar significant costs, which could adversely affect our liquidity, results of operations and financial condition. We paid $28 million and $79 million relating to reorganization items in the three and nine months ended September 30, 2009, respectively. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements. Partially offsetting these increased payments were lower cash payments for interest. Subsequent to the commencement of the Creditor Protection Proceedings, cash payments for interest are only being made on the Abitibi DIP

ABITIBIBOWATER INC.
Agreement (as defined below), the Bowater DIP Agreement (as defined below), the Bowater pre-petition bank credit facilities and Abitibi’s senior secured term loan. Additionally, on August 4, 2009, we announced that we had implemented and will continue to work on selling, general and administrative (“SG&A”) austerity measures with a target reduction of approximately $100 million on an annualized basis, as compared to 2008. The SG&A reduction efforts include, among other items, a 25% corporate headcount reduction and the suspension, until further notice, of 2009 incentive compensation plans, including special equity awards.
Abitibi and Donohue liquidity
Abitibi’s and Donohue’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations, the Abitibi DIP Agreement (defined below) and availability under the accounts receivable securitization program. As of September 30, 2009, Abitibi and Donohue had cash-on-hand of approximately $156 million and $29 million, respectively. As of September 30, 2009, Abitibi had $32.5 million of available borrowings under the Abitibi DIP Agreement ($55 million of borrowings outstanding) and $141 million outstanding under Abitibi’s and Donohue’s second amended and restated accounts receivable securitization program.
Abitibi DIP Agreement
In the Creditor Protection Proceedings, we have sought and obtained approval by the Canadian Court to enter into a debtor in possession financial facility for the benefit of Abitibi and Donohue. On May 6, 2009, we entered into a letter loan agreement (the “Abitibi DIP Agreement”), among Abitibi and Donohue, as borrowers (the “Borrowers”), certain subsidiaries of Abitibi as guarantors and the Bank of Montreal, as lender (“BMO”), which was acknowledged by Investissement Quebec, as sponsor (the “Sponsor”). The Abitibi DIP Agreement has been approved by the Canadian Court. Although Donohue is a signatory thereto, the Abitibi DIP Agreement is not enforceable against Donohue, and Donohue cannot borrow thereunder, until such time as the U.S. Court has granted an order authorizing and approving the Abitibi DIP Facility (as defined below) and the charge in connection therewith with respect to Donohue (the “U.S. DIP Order”). Donohue has no obligation to seek, and does not expect to seek, a U.S. DIP Order and its failure to obtain such U.S. DIP Order will not affect the rights of Abitibi under the Abitibi DIP Agreement.
The Abitibi DIP Agreement provides for borrowings in an aggregate principal amount of up to $100 million for Abitibi and, following any U.S. DIP Order, Donohue (the “Abitibi DIP Facility”), provided that Donohue will not borrow more than $10 million in the aggregate and that a minimum availability of $12.5 million shall be maintained at all times. The Abitibi DIP Facility is available by way of loans advanced in multiple disbursements pursuant to borrowing requests. Such loans will bear interest at either the London interbank offered rate for deposits in U.S. dollars (“LIBOR”) plus 1.75% (with a LIBOR floor of 3.0%) or the BMO U.S. base rate, as defined in the Abitibi DIP Agreement, plus 0.75%. The outstanding principal amount of loans under the Abitibi DIP Facility, plus accrued and unpaid interest are to be repaid in full at the earliest of: (i) April 30, 2010; (ii) the effective date of a plan of reorganization or a plan of compromise or arrangement confirmed by order of the Courts; (iii) the acceleration of the Abitibi DIP Agreement or the occurrence of a specified event of default within the meaning set forth in the Abitibi DIP Agreement and (iv) the unenforceability of the backstop guarantee of the Sponsor. Notwithstanding the foregoing, the Borrowers are required to repay the Abitibi DIP Facility no later than December 15, 2009 (as extended), as not doing so will result in the occurrence of a specified event of default. In addition, the Borrowers are required to make mandatory prepayments of any loans outstanding from the net cash proceeds of, among other things, any payment by a governmental authority in respect of any expropriation claim and the sale of our investment in Manicouagan Power Company. As discussed in Note 9, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets” to our Unaudited Interim Consolidated Financial Statements, we expect to close the sale of our 60% interest in Manicouagan Power Company in the fourth quarter of 2009, and, as a result, expect to fully repay the Abitibi DIP Facility at closing. In connection with the series of transactions contemplated pursuant to the Implementation Agreement, Abitibi has sought the Canadian Court’s approval to enter into the ULC DIP Facility by motion filed on October 16, 2009 and amended on October 28, 2009 and on
November 9, 2009, which, as of November 12, 2009, was before the Canadian Court.
The obligations of Abitibi under the Abitibi DIP Agreement are guaranteed by certain of Abitibi’s subsidiaries (collectively, the “Subsidiary Guarantors”) and secured by superpriority liens (the “DIP Liens”) on all present and after-acquired property of Abitibi and the Subsidiary Guarantors provided that the DIP Liens are subordinated to: (i) an administrative charge ordered by the Canadian Court in the aggregate amount not exceeding $6 million of professional fees and disbursements in connection with the CCAA Proceedings; (ii) a directors’ charge not exceeding $22.5 million and (iii) the interests of Citibank, N.A., Abitibi Consolidated Sales Corporation and the other parties to the accounts

ABITIBIBOWATER INC.
receivable securitization program. Furthermore, the repayment obligation of the Borrowers under the Abitibi DIP Facility is guaranteed by the Sponsor.
The Abitibi DIP Agreement contains customary covenants for debtor in possession financings of this type, including, among other things, the obligation for Abitibi to provide a rolling 13-week cash flow forecast of receipts and disbursements and weekly cash flow results.
In accordance with its stated purpose, the proceeds of the loans under the Abitibi DIP Agreement can be used by us for working capital and other general corporate purposes, including costs of the Creditor Protection Proceedings and fees and expenses associated with the Abitibi DIP Facility.
In connection with entering into the Abitibi DIP Agreement, during the second quarter of 2009, we incurred fees of approximately $4 million, which were recorded in “Reorganization items, net” in our Unaudited Consolidated Statements of Operations. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
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
As of September 30, 2009, amounts outstanding under the Participants’ accounts receivable securitization program were as follows:

				Weighted
				Average
		Amount	Termination	Interest
(Unaudited, in millions)	Commitment	Outstanding	Date	Rate

Off-Balance Sheet:
Accounts receivable securitization program	$270	$141	June 16, 2010	10.50%

As of September 30, 2009, the Participants had transferred $321 million of trade receivables resulting in cash proceeds of $141 million, which represented the total available at that time, based on the current level and eligibility of trade receivables. Accounts receivable are sold at discounted amounts based on the securitization provider’s funding cost plus a margin. The Participants act as servicing agents and administer the collection of the accounts receivable sold pursuant to these agreements. The fees received for servicing the accounts receivable approximate the value of services rendered. The amount that can be obtained under the accounts receivable securitization program depends on the amount and nature of the accounts receivable available to be sold. The commitment fee for the unused portion is 1.50% per annum.
On June 16, 2009, Abitibi and certain of its affiliates amended and restated, in its entirety, the existing accounts receivable securitization program, which now provides for a second amended and restated accounts receivable securitization facility in an amount of up to $270 million to be provided by the banks party to the agreement. Unless terminated earlier due to the occurrence of certain events of termination, or the substantial consummation of a plan of reorganization or a plan of compromise or arrangement confirmed by order of the Courts or unless extended pursuant to its new terms, the facility will terminate on June 16, 2010. The facility may be extended to September 16, 2010 or December 16, 2010 upon the satisfaction of certain conditions. All payment obligations of Abitibi-Consolidated U.S. Funding Corp., a subsidiary of Donohue, under the facility are secured by all of its assets and guaranteed by the following subsidiaries of ours: Donohue, Abitibi Consolidated Sales Corporation, Abitibi-Consolidated Corp., Augusta Woodlands, LLC, Abitibi-Consolidated Alabama Corporation and Alabama River Newsprint Company. Final approval of the second amended and restated accounts receivable securitization program has been given by the Courts.
In connection with entering into the second amended and restated accounts receivable securitization program, during the second quarter of 2009, we incurred fees of approximately $11 million, which were recorded in “Reorganization items, net” in our Unaudited Consolidated Statements of Operations. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.

ABITIBIBOWATER INC.
For a discussion of the previous Abitibi and Donohue accounts receivable securitization program, including various waivers and amendments to that program, reference is made to Note 10, “Liquidity and Debt — Abitibi and Donohue accounts receivable securitization program,” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 15, 2009. In connection with entering into certain of these waivers and amendments, we incurred fees of $23 million in the nine months ended September 30, 2009 and recorded these fees in “Other (expense) income, net” in our Unaudited Consolidated Statements of Operations.
Bowater liquidity
Bowater’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations and the Bowater DIP Agreement (defined below). As of September 30, 2009, Bowater had cash-on-hand of approximately $384 million.
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

ABITIBIBOWATER INC.
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
In accordance with its stated purpose, the proceeds of the Bowater DIP Agreement can be used by us for, among other things, working capital, general corporate purposes, to pay adequate protection to holders of secured debt under Bowater’s and BCFPI’s pre-petition bank credit facilities, to pay the costs associated with administration of the Creditor Protection Proceedings and to pay transaction costs, fees and expenses in connection with the Bowater DIP Agreement.
In connection with entering into the Bowater DIP Agreement, during the second quarter of 2009, we incurred fees of approximately $14 million, which were recorded in “Reorganization items, net” in our Unaudited Consolidated Statements of Operations. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net” to our Unaudited Interim Consolidated Financial Statements.
Alternative fuel mixture tax credits
The U.S. Internal Revenue Code of 1986, as amended (the “Code”) provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. During the first quarter of 2009, Bowater applied for its registrations as alternative fuel mixtures for three of its sites. In March 2009, Bowater received notification that two sites’ registrations were approved. Bowater’s third site’s registration was approved in early April 2009. During the three and nine months ended September 30, 2009, Bowater recorded $83 million and $201 million, respectively, of these credits, which were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Unaudited Consolidated Statements of Operations. According to the Code, the tax credit expires at the end of 2009. The U.S. Congress is currently reviewing the Alternative Fuel Credit law and may enact legislation to repeal the credit prior to its scheduled expiration.
ACH Limited Partnership
We own 75% of ACH Limited Partnership (“ACH”) and Caisse de depot et placement du Quebec owns the remaining 25% of ACH. Since we have control over ACH, our Unaudited Interim Consolidated Financial Statements include this entity on a fully consolidated basis. ACH was excluded from the Creditor Protection Proceedings and we expect that it will continue to operate outside of such proceedings. As of September 30, 2009, ACH had outstanding debt comprised of a $234 million (Cdn$250 million) 7.132% loan due 2017 (the “Loan”). In addition, ACH has entered into a Cdn$15 million bank revolving credit agreement due March 31, 2010 (the “Credit Agreement,” and collectively with the Loan, the “Agreements”). ACH has not drawn down any of the Credit Agreement. As of June 30, 2009, ACH failed to meet a financial covenant under the Agreements but obtained a waiver from the lenders and no default occurred. The terms of the financial covenant under the Agreements were subsequently amended for the remainder of the current fiscal year and as a result, ACH was in compliance with such financial covenant as of September 30, 2009. However, ACH’s ability to maintain compliance with the financial covenants for the next 12 months is uncertain and as a result, as of September 30, 2009, we continued to classify the $234 million Loan in “Current portion of long-term debt” in our Unaudited Consolidated Balance Sheets. Any future breach or default under the Agreements that is not waived by the lenders is not expected to significantly affect our liquidity or capital resources, but may force ACH to seek alternate sources of financing or to seek creditor protection pursuant to the CCAA, and thereby may affect the value of our equity in ACH and our ability to consolidate ACH in our consolidated financial statements.

ABITIBIBOWATER INC.
Flow of funds
Cash provided by (used in) operating activities
Cash provided by operating activities totaled $71 million in the first nine months of 2009 compared to cash used in operating activities of $428 million in the first nine months of 2008. The increase in cash provided by operations was primarily related to a significant reduction in accounts receivable and a significant increase in accounts payable and accrued liabilities in the first nine months of 2009 as compared to the same period of 2008. Liabilities subject to compromise include pre-petition accounts payable and accrued liabilities, all of which were not paid. As a result, our cash flows from operations were favorably affected by the stay of payment related to such accounts payable and accrued liabilities, including the stay of interest payments related to certain pre-petition debt obligations.
Cash provided by investing activities
Cash provided by investing activities totaled $119 million in the first nine months of 2009 compared to $16 million in the first nine months of 2008. The increase in cash provided by investing activities was primarily due to reductions in cash invested in fixed assets and deposit requirements for letters of credit, partially offset by decreased proceeds from timberland and other asset sales in 2009.
Capital expenditures for both periods include compliance, maintenance and projects to increase returns on production assets. We continue to take a restricted approach to capital spending until market conditions improve and translate into positive cash flow. In light of the Creditor Protection Proceedings, any significant capital spending is subject to the approval of the applicable Court, and there can be no assurance that such approval would be granted. See the “Overview” section above for information regarding our targeted sales of non-core assets as a source of additional liquidity.
Cash provided by financing activities
Cash provided by financing activities totaled $187 million in the first nine months of 2009 compared to $512 million in the first nine months of 2008. The decrease in cash provided by financing activities was due to the level of borrowings under the Bowater DIP Agreement and Abitibi DIP Agreement versus the long-term borrowings during this same period of 2008, primarily due to refinancings in the second quarter of 2008, and were partially offset by lower repayments on our bank credit facilities.
Employees
As of September 30, 2009, we employed approximately 13,000 people, of whom approximately 9,200 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union in Canada and predominantly by the United Steelworkers Union in the U.S.
A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada expired at the end of April 2009, as have those for the Calhoun, Tennessee facility and the Catawba, South Carolina facility. The Communications, Energy and Paperworkers Union of Canada has selected contract talks with us to set the industry-wide pattern for contracts that will replace current expired agreements. The employees at the facility in Mokpo, South Korea have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear; we served the six-month notice necessary to terminate the collective bargaining agreement related to the Mokpo facility on June 19, 2009.
While negotiations are either underway or will begin shortly in each of the foregoing cases, we are currently reviewing all of our collective agreements in the context of the Creditor Protection Proceedings with a view to reducing costs.
We also announced in the third quarter of 2009 an ongoing initiative to reduce our selling, general and administrative costs by $100 million on an annualized basis, as compared to 2008, through additional austerity measures, including a corporate headcount reduction of approximately 25%. We expect to have some further decline in employment as we develop and implement our reorganization plan and respond to the need to further reduce capacity in some product lines.
At this time, we cannot predict the impact of the Creditor Protection Proceedings on our labor costs, labor relations, nor any potential disruption of operations.

ABITIBIBOWATER INC.
Recent Accounting Pronouncements
Reference is made to Note 1, “Organization and Basis of Presentation — New accounting guidance,” to our Unaudited Interim Consolidated Financial Statements, for a discussion of new accounting guidance issued but not yet adopted.
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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as of September 30, 2009. Based on that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
(b)	Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As previously discussed, on April 16, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for relief under Chapter 11. In addition, on April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries sought creditor protection under the CCAA. On April 17, 2009, Abitibi and ACCC each filed Chapter 15 Cases to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings. Our wholly-owned subsidiaries that operate the Bridgewater, United Kingdom and Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries continue to operate outside of the Creditor Protection Proceedings.
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

ABITIBIBOWATER INC.
On June 15, 2009, we filed a motion with the U.S. Court to reject an amended and restated call agreement in respect of Augusta Newsprint Inc., an indirect subsidiary of The Woodbridge Company Limited and our partner in Augusta Newsprint Company, which is the partnership that owns and operates the Augusta, Georgia newsprint mill. The agreement granted Abitibi Consolidated Sales Corporation, an indirect, wholly-owned subsidiary of AbitibiBowater Inc., the right, which it did not expect to exercise under current economic conditions, to buy out Augusta Newsprint Inc. at a pre-determined price before the end of the current fiscal year, failing which our partner’s parents could force the sale of Augusta Newsprint Company and retain a pre-established amount of the proceeds, which we believe would have significantly exceeded the value of the partner’s interest in the partnership. The U.S. Court granted our motion on October 27, 2009 and our counterparties to the amended and restated call agreement filed a Notice of Appeal with the U.S. Court on November 3, 2009.
On April 26, 2006, we received a notice of violation from the U.S. Environmental Protection Agency alleging four violations of the Clean Air Act at our Calhoun, Tennessee newsprint mill for which penalties in excess of $100,000 could have been imposed. We settled this matter with the U.S. Environmental Protection Agency and the Department of Justice in the third quarter of 2009 for a civil penalty of $30,000 and mutually agreeable permit limits, pending approval of the applicable court.
Information on our legal proceedings is presented under Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009, as updated under Part II, Item 1, “Legal Proceedings,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 11, 2009, as further updated herein and except as so updated, there have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009, particularly the “Risks Relating to Our Creditor Protection Proceedings,” which could materially affect our business, financial condition or future results, as well as in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 11, 2009. There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 30, 2009, as updated by the risk factor included under Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 11, 2009, which is incorporated by reference herein.

ABITIBIBOWATER INC.
ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Implementation Agreement among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada, Alcoa Canada Ltee, Alcoa Ltd. and Manicouagan Power Company and to which intervened HQ Energie Inc., dated September 3, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 3, 2009, SEC File No. 001-33776).

10.2*	Amending Agreement dated as of October 30, 2009 among Abitibi-Consolidated Inc., Donohue Corp. and Bank of Montreal, read and received by Investissement Quebec, to the US$100 Million SuperPriority Senior Secured Debtor In Possession Credit Facility dated May 6, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 5, 2009, SEC File No. 001-33776).

10.3**	Form of Amendment Letter among Abitibi-Consolidated Inc., Donohue Corp. and Investissement Quebec dated October 30, 2009 to Investissement Quebec’s Offer to Guarantee a Loan dated as of May 6, 2009.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

**	Filed with this Quarterly Report on Form 10-Q.

ABITIBIBOWATER INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABITIBIBOWATER INC.
By	/s/ William G. Harvey
William G. Harvey
Executive Vice President and Chief Financial Officer

By	/s/ Joseph B. Johnson
Joseph B. Johnson
Senior Vice President, Finance and Chief Accounting Officer

Dated:      November 13, 2009

ABITIBIBOWATER INC.
INDEX TO EXHIBITS

Exhibit No.	Description
10.1*	Implementation Agreement among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada, Alcoa Canada Ltee, Alcoa Ltd. and Manicouagan Power Company and to which intervened HQ Energie Inc., dated September 3, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 3, 2009, SEC File No. 001-33776).

10.2*	Amending Agreement dated as of October 30, 2009 among Abitibi-Consolidated Inc., Donohue Corp. and Bank of Montreal, read and received by Investissement Quebec, to the US$100 Million SuperPriority Senior Secured Debtor In Possession Credit Facility dated May 6, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 5, 2009, SEC File No. 001-33776).

10.3**	Form of Amendment Letter among Abitibi-Consolidated Inc., Donohue Corp. and Investissement Quebec dated October 30, 2009 to Investissement Quebec’s Offer to Guarantee a Loan dated as of May 6, 2009.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

**	Filed with this Quarterly Report on Form 10-Q.