Form 10-K
period 2009-12-31
AbitibiBowater Inc.
filed 2010-03-31
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common stock, $1.00 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $6 million. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed pursuant to Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐ No ☐
As of February 28, 2010, there were 54,703,212 shares of AbitibiBowater Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement or amendment to this Annual Report on Form 10-K to be filed within 120 days of December 31, 2009 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF
THIRD-PARTY DATA
Statements in this Annual Report on Form 10-K that are not reported financial results or other historical information of AbitibiBowater Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our,” “us” or the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: Creditor Protection Proceedings (as defined below); debtor in possession financing arrangements and reorganization process; ability to successfully restructure our debt and other obligations; efforts to reduce costs and increase revenues and profitability, including our cost reduction initiatives regarding selling, general and administrative expenses; business outlook; curtailment of production of certain of our products; assessment of market conditions; and ability to sell non-core assets in light of the current global economic conditions and the requirements under the Creditor Protection Proceedings to obtain court approval for certain asset sales; and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt” and other terms with similar meaning indicating possible future events or potential impact on our business or AbitibiBowater’s shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties relating to our Creditor Protection Proceedings including, among other things: (a) risks associated with our ability to: continue as a going concern; stabilize the business to maximize the chances of preserving all or a portion of the enterprise; develop a comprehensive restructuring plan in an effective and timely manner; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; obtain court orders or approvals with respect to motions filed from time to time, including court approvals for asset sales; obtain alternative or replacement financing to replace our debtor in possession financing arrangements and restructure our substantial indebtedness and other obligations in a manner that allows us to obtain confirmation of a plan or plans of reorganization by the courts in order to successfully exit our Creditor Protection Proceedings, especially in light of the current decline in the global economy and credit conditions; renew or extend our current debtor in possession financing arrangements and/or accounts receivable securitization program, as the case may be, if the need to do so should arise; successfully implement a comprehensive restructuring plan and a plan or plans of reorganization; generate cash from operations and maintain cash-on-hand; operate within the restrictions and limitations of our current and any future debtor in possession financing arrangements; realize full or fair value for any assets or business we may divest as part of our comprehensive restructuring plan; attract and retain customers; maintain market share as our competitors move to capitalize on customer concerns; maintain current relationships with customers, vendors and trade creditors by actively and adequately communicating on and responding to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect such relationships; resolve claims made against us in connection with the Creditor Protection Proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; and reject, repudiate or terminate certain contracts; and (b) risks and uncertainties associated with: limitations on actions against any debtor during the Creditor Protection Proceedings and the values, if any, that will be ascribed in our Creditor Protection Proceedings to our various pre-petition liabilities, common stock and other securities; and (ii) risks and uncertainties relating to our business including: industry conditions generally and further growth in alternative media; our capital intensive operations and the adequacy of our capital resources; the prices and terms under which we would be able to sell assets; the relative volatility of the U.S. dollar and the Canadian dollar; the costs of raw materials such as energy, chemicals and fiber; the success of our implementation of additional measures to enhance our operating efficiency and productivity; our ability to obtain fair compensation for our expropriated assets in the province of Newfoundland and Labrador, Canada and the possibility that we could lose any or all of our equity interest in Augusta Newsprint Company (“ANC”). Additional risks that could cause actual results to differ from forward-looking statements are enumerated in Item 1A of this Annual Report on Form 10-K, “Risk Factors” (“Item 1A”). All forward-looking statements in this Annual Report on Form 10-K are expressly qualified by the cautionary statements contained or referred to in this section and in our other filings with the United States Securities and Exchange Commission (“SEC”) and the Canadian securities regulatory authorities. We disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.
Market and Industry Data
Information about industry or general economic conditions contained in this Annual Report on Form 10-K is derived from third-party sources and certain trade publications (“Third-Party Data”) that we believe are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.

PART I
ITEM 1. BUSINESS
We are a leading producer of newsprint and coated and specialty papers. In addition, we produce and sell market pulp and wood products. As of December 31, 2009, excluding facilities we have permanently closed as of such date, we owned or operated 23 pulp and paper manufacturing facilities located in Canada, the United States, the United Kingdom and South Korea and 26 wood products facilities located in Canada. We are also among the world’s largest recyclers of newspapers and magazines and have third-party certified all of our managed forest lands to one or more globally-recognized sustainable forest management standards. Effective as of February 2, 2010, our Bridgewater Paper Company Limited (“BPCL”) subsidiary filed for administration pursuant to U.K. insolvency law, as discussed below under “Bridgewater Administration.”
AbitibiBowater Inc. is a Delaware corporation incorporated on January 25, 2007. On October 29, 2007, pursuant to a Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007 (“Combination Agreement”), Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”) combined in a merger of equals (the “Combination”) with each becoming a subsidiary of AbitibiBowater Inc. Bowater was deemed to be the “acquirer” of Abitibi for accounting purposes and AbitibiBowater Inc. was deemed to be the successor to Bowater for purposes of U.S. securities laws and financial reporting. Therefore, unless otherwise indicated, the financial information included in this Annual Report on Form 10-K reflects the results of operations and financial position of Bowater for the periods before October 29, 2007 and those of both Abitibi and Bowater for the periods beginning on or after October 29, 2007.
Creditor Protection Proceedings
U.S. and Canadian filings for creditor protection
Our Abitibi and Bowater subsidiaries experienced significant recurring losses in recent years, which resulted in significant negative operating cash flows. As global economic conditions dramatically worsened beginning in 2008, these entities each experienced significant pressure on their business and a deterioration of their liquidity. The extreme volatility in the global equity and credit markets further compounded the situation by limiting our ability to refinance our debt obligations. During the first quarter of 2009, both Abitibi and Bowater experienced severe liquidity crises due to the continued negative operating cash flows resulting from lower sales activity, due principally to conditions in the industry and the global economy, and faced large impending debt maturities and repayment obligations. Both Abitibi and Bowater attempted various refinancing efforts in the first quarter of 2009, which were ultimately unsuccessful.
Therefore, on April 16, 2009 and December 21, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”). In addition, on April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries sought creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (the “CCAA”) with the Superior Court of Quebec in Canada (the “Canadian Court”). On April 17, 2009, Abitibi and its wholly-owned subsidiary, Abitibi-Consolidated Company of Canada (“ACCC”), each filed a voluntary petition for provisional and final relief (the “Chapter 15 Cases”) in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings and also on that date, AbitibiBowater Inc. and certain of its subsidiaries in the Chapter 11 Cases obtained orders under Section 18.6 of the CCAA in respect thereof (the “18.6 Proceedings”). The Chapter 11 Cases, the Chapter 15 Cases, the CCAA Proceedings and the 18.6 Proceedings are collectively referred to as the “Creditor Protection Proceedings.” The entities subject to the Creditor Protection Proceedings are referred to herein as the “Debtors.” The U.S. Court and the Canadian Court are collectively referred to as the “Courts.” Our wholly-owned subsidiaries that operate the Bridgewater, United Kingdom (which is under administration, as discussed below under “Bridgewater Administration”) and Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries continue to operate outside of the Creditor Protection Proceedings.
We initiated the Creditor Protection Proceedings in order to enable us to pursue reorganization efforts under the protection of Chapter 11 and the CCAA, as applicable. The Creditor Protection Proceedings allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan. We remain in possession of our assets and properties and are continuing to operate our business and manage our properties as “debtors in possession” under the jurisdiction of the Courts and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, the Debtors are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the applicable Court(s) or the Monitor (as defined below), as applicable.

The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings. See Note 4, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise,” and Note 17, “Liquidity and Debt,” to our consolidated financial statements and related notes (“Consolidated Financial Statements”) appearing in Item 8 of this Annual Report on Form 10-K, “Financial Statements and Supplementary Data” (“Item 8”).
Debtor in possession financing arrangements
In the Creditor Protection Proceedings, we have sought and obtained: (i) final approval by the Courts to enter into a debtor in possession financing facility for the benefit of AbitibiBowater Inc., Bowater and certain of Bowater’s subsidiaries, (ii) final approval by the Canadian Court to enter into a debtor in possession financing facility for the benefit of Abitibi and Donohue Corp. (“Donohue”) which, on December 9, 2009, was terminated, repaid and replaced with a debtor in possession financing facility for the benefit of Abitibi with a wholly-owned subsidiary of ACCC, and (iii) final approval by the Courts to amend and restate, in its entirety, the Abitibi and Donohue accounts receivable securitization program. Each of these financing arrangements is discussed in further detail in Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”), under “Liquidity and Capital Resources.”
Reorganization process
General
The Courts have issued a variety of orders on either a final or interim basis intended to support our business continuity throughout the restructuring process. These orders include, among other things, authorization to:
•	make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course;

•	ensure the continuation of existing cash management systems;

•	honor certain ongoing customer obligations;

•	repudiate or reject certain customer, supplier and other contracts;

•	enter into our debtor in possession financing arrangements and the Abitibi and Donohue second amended and restated accounts receivable securitization program, which are discussed under “Liquidity and Capital Resources” in Item 7;

•	conduct certain asset sales, including our interest in Manicouagan Power Company (“MPCo”), as discussed in Note 8, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets,” to our Consolidated Financial Statements and under “Liquidity and Capital Resources” in Item 7;

•	settle certain intercompany obligations; and

•	restructure our European sales structure.
We also obtained an order from the Canadian Court on May 8, 2009 specifying that the payment of special contributions for past service to Canadian pension plans maintained by Abitibi and Bowater could be suspended. Abitibi and Bowater continue to make their respective Canadian pension plan contributions for current service costs. Special contributions to our Canadian pension plans for past service that were suspended amounted to approximately $102 million for Abitibi and approximately $57 million for Bowater on an annual basis. We have continued to meet our obligations to our U.S. pension plans in the ordinary course.
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

Under the terms of a Canadian Court order, Ernst & Young Inc. serves as the court-appointed monitor under the CCAA Proceedings (the “Monitor”) and is assisting us in formulating our CCAA restructuring plan.
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
We began notifying all known current or potential creditors regarding these filings shortly after the commencement of the Creditor Protection Proceedings. We have successfully applied on several occasions to the Courts in order to enforce the stay of proceedings against creditors acting in breach of the stay.
Rejection and repudiation of contractual obligations
Under Section 365 and other relevant sections of Chapter 11, we may assume, assign or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Similarly, pursuant to the initial order issued by the Canadian Court on April 17, 2009 (the “Initial Order”), we have the right to, among other things, repudiate or reject agreements, contracts or arrangements of any nature whatsoever, whether oral or written, subject to the approval of the Monitor or further order of the Canadian Court. Any description of an agreement, contract, unexpired lease or arrangement in this Annual Report on Form 10-K must be read in light of these overriding rights pursuant to Section 365 of Chapter 11 and to the CCAA, as applicable.
Since initiating the Creditor Protection Proceedings, we have engaged and will continue to engage in a review of our various agreements in light of the overriding rights described above. We have rejected and repudiated a number of leases, including leases of real estate and equipment, and have assumed or assigned certain others. Some of the more significant agreements we repudiated or rejected, as the case may be, include the following:
•	We repudiated certain supply contracts between Abitibi and SFK Pate S.E.N.C. and on May 21, 2009, the Canadian Court rejected a motion by SFK Pate S.E.N.C. to overturn that repudiation.

•	On June 15, 2009, we filed a motion with the U.S. Court to reject an amended and restated call agreement (the “Call Agreement”) in respect of Augusta Newsprint Inc. (“ANI”), an indirect subsidiary of The Woodbridge Company Limited (“Woodbridge”) and our partner in ANC. ANC is the partnership that owns and operates the Augusta, Georgia newsprint mill. The Call Agreement obligated Abitibi Consolidated Sales Corporation, an indirect, wholly-owned subsidiary of AbitibiBowater Inc. (“ACSC”), to either buy out ANI at a price well above market, or risk losing all of its equity in the joint venture pursuant to forced sale provisions. The U.S. Court granted our motion on October 27, 2009 and approved our rejection of the Call Agreement. Our counterparties to the Call Agreement filed a Notice of Appeal with the U.S. Court on November 3, 2009. Also, on March 9, 2010, Woodbridge filed a motion in the U.S. Court to force ACSC to reject the partnership agreement governing ANC.

•	Effective July 13, 2009, Bowater Canadian Forest Products Inc. (“BCFPI,” an indirect subsidiary of Bowater), Abitibi and ACCC repudiated contracts with Boralex Dolbeau Inc. and on July 28, 2009, we obtained a motion De Bene Esse to confirm our repudiation of those contracts in light of injunctions issued by the Canadian Court and the Court of Appeal of Quebec on January 22, 2008 and October 8, 2008, respectively, initially preventing such actions. Following the repudiation of these contracts, our Dolbeau, Quebec facility has been effectively idled since July 7, 2009.

•	On July 7, 2009, we repudiated a parental guarantee issued by Abitibi in favor of NPower Cogen Limited relating to BPCL’s obligations under an energy supply contract for the Bridgewater, United Kingdom newsprint mill.

•	On September 14, 2009, we repudiated certain of Abitibi’s shipping contracts with Spliethoff Transport B.V. based on expected savings and more favorable contractual terms with a new shipper. The Canadian Court rejected Spliethoff Transport B.V.’s motion to overturn the repudiation on November 24, 2009.

•	We rejected a number of pre-petition engagement letters with financial advisors retained to provide advisory services on an exclusive basis in connection with pre-petition restructuring activities and certain transactions that ultimately were not consummated.

For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net and – Liabilities subject to compromise,” to our Consolidated Financial Statements.
Procedures for the filing, review and determination of creditors’ claims in the U.S. and in Canada
On August 26, 2009 and September 3, 2009, the Canadian Court and the U.S. Court, respectively, granted our motions to establish November 13, 2009 (the “General Claims Bar Date”) as the bar date for the filing of such claims, generally representing the majority of our creditors. We notified the majority of our creditors and potential creditors of the General Claims Bar Date and the requirement to file a proof of claim with the Courts before that deadline in order for a claimant to receive any distribution in the Creditor Protection Proceedings. Individuals who were employed by us as of April 16, 2009 (the date on which we filed for creditor protection in the U.S.) or thereafter (“Post-filing Employees”) were excluded from the General Claims Bar Date in the U.S. and Canada, as were certain other “Excluded Claims” in Canada.
On January 18, 2010, the Canadian Court issued an order setting out the process for the review, determination and adjudication of contested claims with a view to determining their amounts for an eventual vote by the holders of such claims on a plan of arrangement to be presented by us. No such order has been issued in the U.S., where the applicable procedure for the investigation of discrepancies between liability amounts estimated by us and claims filed by our creditors and for the valuation of liabilities is generally governed by the rules under Chapter 11.
On February 18, 2010, the U.S. Court granted our motion to establish April 7, 2010 (the “Second Claims Bar Date”) as the date by which Post-filing Employees are required to file employee proofs of claim against us on account of: (i) any claim against us owing as of April 16, 2009 and (ii) any claim or expense asserted against us for the period from April 16, 2009 through and including February 28, 2010 (but excluding amounts owed for ordinary course payroll obligations that are scheduled to be paid on the next pay date occurring after February 28, 2010, or for the reimbursement of expenses scheduled to be paid in the ordinary course).
On February 23, 2010, the Canadian Court granted our motion to establish an identical Second Claims Bar Date of April 7, 2010 for Post-filing Employees and most previously Excluded Claims, including a category of claims that includes claims arising out of contract repudiation after August 31, 2009 (“Restructuring Claims”). A “rolling bar date,” being the later of the Second Claims Bar Date or 30 days after the issuance of a notice giving rise to any Restructuring Claim, was established for those Restructuring Claims that arise between the Second Claims Bar Date of April 7, 2010 and emergence from the CCAA Proceedings.
There have been approximately 4,500 and 5,200 claims filed against the Chapter 11 filers and the CCAA filers, respectively, that total, together with the Chapter 11 filers’ scheduled liabilities, approximately $43 billion (which, for the claims filed against the CCAA filers in Canadian dollars, reflects the exchange rate to U.S. dollars on the date of the commencement of the CCAA Proceedings). We are currently in the process of reconciling such claims to the amounts we have recorded in “Liabilities subject to compromise” as of December 31, 2009 in our Consolidated Balance Sheets included in our Consolidated Financial Statements (“Consolidated Balance Sheets”). Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Courts, where appropriate. We have identified, and expect to continue to identify, many claims that we believe should be disallowed by the Courts because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. In addition, as a result of this process, we may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete.
In both the U.S. and Canada, the determination of how claims will ultimately be treated, as well as how each class of affected claims will be settled, including payment terms, if applicable, cannot be made until the Courts approve a plan or plans of reorganization. Accordingly, the ultimate number and amount of allowed claims, as well as the ultimate treatment and recovery of allowed claims, is not determinable at this time. Given the magnitude of the claims asserted, it is possible that allowed claims may be materially in excess of the amounts recorded as liabilities subject to compromise as of December 31, 2009 and adjustments to these liabilities may be recorded as “Reorganization items, net” in our Consolidated Statements of Operations included in our Consolidated Financial Statements (“Consolidated Statements of Operations”) in future periods. Classification for purposes of our Consolidated Financial Statements of any pre-petition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or legal conclusion by the Debtors as to the manner of classification, treatment, allowance or payment in the Creditor Protection Proceedings, including in connection with any plan or plans of reorganization that may be confirmed by the Courts and that may become effective pursuant to the Courts’ orders.

For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net and – Liabilities subject to compromise,” to our Consolidated Financial Statements.
Plan or plans of reorganization
In order to successfully exit from Chapter 11 and the CCAA, we will be required to propose and obtain approval from affected creditors and confirmation by the Courts of a plan or plans of reorganization that satisfies the requirements of Chapter 11 and the CCAA. An approved plan or plans of reorganization would resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance following our exit from Chapter 11 and the CCAA.
In the United States, Chapter 11 provides that we have the exclusive right for 120 days after the filing of the Creditor Protection Proceedings to file a plan or plans of reorganization with the U.S. Court. On August 4, 2009, the U.S. Court entered an order extending our exclusive right to file a plan or plans of reorganization and solicit votes thereon until December 14, 2009 and February 10, 2010, respectively, which the U.S. Court further extended to April 15, 2010 and June 11, 2010, respectively. We will likely file additional motions to request extensions of this exclusivity period, which we believe are routinely granted for up to 18 months in cases of this size and complexity. If our exclusivity period were to lapse, any party in interest would be able to file a plan or plans of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan or plans of reorganization must satisfy certain requirements of Chapter 11 and must be approved or confirmed by the U.S. Court in order to become effective.
Similarly, in Canada, the Initial Order provides for a general stay of proceedings for an initial period of 30 days. The Canadian Court extended the stay of proceedings on each of May 14, 2009, September 4, 2009, December 11, 2009 and March 12, 2010 through September 4, 2009, December 15, 2009, March 15, 2010 and June 18, 2010, respectively. We will likely file additional motions to request further extensions of this stay of proceedings, which we believe are routinely granted for up to 18 months in cases of this size and complexity. The Initial Order provides that a plan or plans of reorganization under the CCAA must be filed with the Canadian Court before the termination of the stay of proceedings or such other time or times as may be allowed by the Canadian Court. Third parties could thereafter seek permission to file a plan or plans of reorganization. In addition to being voted on by the required majority of affected creditors, a plan or plans of reorganization must satisfy certain requirements of the CCAA and must be approved or confirmed by the Canadian Court in order to become effective.
The timing of filing a plan or plans of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Creditor Protection Proceedings. There can be no assurance that a plan or plans of reorganization will be supported and approved by affected creditors and confirmed by the Courts or that any such plan will be implemented successfully. The maturity date of the Bowater DIP Agreement, defined in “Liquidity and Capital Resources” in Item 7, will extend by three months if we file with the Courts a plan or plans of reorganization that is (are) reasonably acceptable to the requisite lenders before the current maturity date of April 21, 2010, and a further three months if, as of the last day of the extension, we are using best efforts to pursue confirmation of the plan or plans of reorganization and seeking confirmation thereof by the Courts. Multi-party pension deficit discussions are continuing between the CCAA filers and various governments and unions in Canada as we work on developing the reorganization strategy.
Under the priority scheme established by Chapter 11 and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan or plans of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they will receive. A plan or plans of reorganization could result in holders of our liabilities and/or securities, including our common stock and exchangeable shares, receiving no distribution on account of their interests and cancellation of their holdings. A plan or plans of reorganization could also result in holders of our common stock and exchangeable shares being materially diluted or result in the cancellation of all of our equity securities for nominal or no consideration. Because of such possibilities, the value of our liabilities and securities, including our common stock and exchangeable shares, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities. At this time, there can be no assurance that we will be able to restructure as a going concern, as described below, or successfully propose or implement a plan or plans of reorganization.
See Item 1A, “Risk Factors – Risks Related to Our Creditor Protection Proceedings,” for, among other things, the strategic, financial, operational and procedural risks resulting from the Creditor Protection Proceedings.
Further information pertaining to our Creditor Protection Proceedings may be obtained through our website at www.abitibibowater.com. Certain information regarding the CCAA Proceedings, including the reports of the Monitor, is available at the Monitor’s website at www.ey.com/ca/abitibibowater. Documents filed with the U.S. Court and other general information about the Chapter 11 Cases are available at http://chapter11.epiqsystems.com/abh. Information contained on these websites does not constitute a part of this Annual Report on Form 10-K.

Listing and trading of our common stock and the exchangeable shares of AbitibiBowater Canada Inc.
Due to the commencement of the Creditor Protection Proceedings, each of the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (the “TSX”) suspended the trading of our common stock at the opening of business on April 16, 2009 and delisted our common stock at the opening of business on May 21, 2009 and the close of market on May 15, 2009, respectively. Our common stock is currently traded in the over-the-counter market and is quoted on the Pink Sheets Quotation Service (the “Pink Sheets”) and on the OTC Bulletin Board under the symbol “ABWTQ.” In addition, the TSX suspended the trading of the exchangeable shares of AbitibiBowater Canada Inc. at the opening of business on April 16, 2009 and delisted such shares at the close of market on May 15, 2009.
Reporting requirements
Effective upon the commencement of the Creditor Protection Proceedings, we applied the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“FASB ASC 852”), in preparing our Consolidated Financial Statements and we continue to apply this guidance while we operate under the Creditor Protection Proceedings. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), charges related to indefinite idlings and permanent closures and other provisions for losses directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in our Consolidated Statements of Operations. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Consolidated Financial Statements. The timing of recognition of Reorganization items, net is in accordance with United States generally accepted accounting principles (“U.S. GAAP”) related to accounting for severance and termination benefits and accounting for costs associated with exit and disposal activities (including costs incurred in a restructuring). Pre-petition obligations that may be impaired by the reorganization process have been classified in our Consolidated Balance Sheets as “Liabilities subject to compromise.” These liabilities have been reported at the amounts expected to be allowed by the Courts, even if they may be settled for lesser amounts. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise,” to our Consolidated Financial Statements. Additionally, we have continued to record interest expense on certain of our pre-petition debt obligations. For additional information, see “Liquidity and Capital Resources” in Item 7.
As a result of the Creditor Protection Proceedings, we are required to periodically file various documents with and provide certain information to the Courts, the Monitor and the Creditors’ Committee. Depending on the jurisdiction, such documents and information include statements of financial affairs, schedules of assets and liabilities, monthly operating reports and information relating to forecasted cash flows, as well as certain other financial information. Such documents and information, to the extent they are prepared or provided by us, are prepared and provided according to the requirements of the relevant legislation, subject to variation as approved by an order of the applicable Court. Such documents and information are prepared or provided on an unconsolidated, unaudited or preliminary basis, or in a format different from that used in the consolidated financial statements and the Debtors’ condensed combined financial statements included in our periodic reports filed with the SEC. Accordingly, the substance and format of these documents and information does not allow meaningful comparison with our regular publicly disclosed consolidated financial statements. Moreover, such documents and information are not prepared for the purpose of providing a basis for an investment decision relating to our securities or for comparison with other financial information filed with the SEC.
Going Concern
Our Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Creditor Protection Proceedings raise substantial doubt about our ability to continue as a going concern.
The Creditor Protection Proceedings and our debtor in possession financing arrangements, which are discussed under “Liquidity and Capital Resources” in Item 7, provide us with a period of time to stabilize our operations and financial condition and develop a comprehensive restructuring plan. Management believes that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of these proceedings and as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to successfully develop and implement a comprehensive restructuring plan, improve profitability, obtain alternative financing to replace our debtor in possession financing arrangements, renew or extend our current debtor in possession financing arrangements and/or accounts receivable securitization program, as the case may be, if the need to do so should arise, and restructure our obligations in a manner that allows us to obtain confirmation of a plan or plans of reorganization by the Courts. However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities.
Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in our Consolidated Financial Statements and could result in additional long-lived asset impairment charges. The assets and liabilities in our Consolidated Financial Statements do not reflect any adjustments related to such a comprehensive restructuring plan, except for the charges related to indefinite idlings and permanent closures, as discussed in Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net,” to our Consolidated Financial Statements.
Bridgewater Administration
On February 2, 2010, BPCL filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended (the “BPCL Administration”). BPCL’s board of directors appointed Ernst & Young LLP as joint administrators for the BPCL Administration, whose responsibilities are to manage the affairs, business and assets of BPCL. The joint administrators have indicated that they are exploring various options for BPCL and will determine how the BPCL Administration will unfold. As a result of the filing for administration, we no longer have control over or the ability to influence BPCL’s operations. As a result, effective as of the date of the BPCL Administration filing, we will no longer consolidate BPCL in our consolidated financial statements and will account for BPCL using the cost method of accounting.
Following the BPCL Administration, the administrators announced their decision to cease operation of the Bridgewater newsprint mill while they continue to explore all options. BPCL is a party to a contract with NPower Cogen Limited for the cogeneration building and equipment lease and for the purchase of steam and electricity to operate the paper mill. For additional information, reference is made to Note 19, “Derivative Financial Instruments and Other Embedded Derivatives – Cogeneration contract embedded derivative,” to our Consolidated Financial Statements. Abitibi had provided a guarantee in favor of NPower Cogen Limited as it relates to BPCL’s obligations under this agreement, which it repudiated on July 7, 2009. As a result of the BPCL Administration, in the first quarter of 2010, we will record a liability for this repudiated claim. NPower Cogen Limited filed a related claim against Abitibi in November 2009. However, the estimated amount of our obligation under the claim does not exceed the obligation recorded by BPCL as of December 31, 2009 under the terms of the contract.
We do not expect that the net effect of all of the above will have a material impact on our operating income (loss) in 2010.
Transactions within the Consolidated Group of Companies
Prior to April 1, 2008, Donohue was a wholly-owned subsidiary of ACCC. On April 1, 2008, ACCC transferred all of the outstanding common and preferred stock of Donohue to AbitibiBowater US Holding LLC (“Holding”), a direct subsidiary of AbitibiBowater Inc., for a combination of cash and notes issued or assumed by Holding. As a result, Donohue is no longer a subsidiary of Abitibi, but remains an indirect, wholly-owned subsidiary of AbitibiBowater Inc. Donohue, through its subsidiaries, owns 52.5% of ANC, the Alabama River, Alabama newsprint mill and the U.S. recycling operations and, prior to its sale on April 10, 2008, the Snowflake, Arizona newsprint mill. On January 5, 2010, we sold the material recycling facilities located in Arlington, Houston and San Antonio, Texas, but we continue to operate the recycling programs in those three cities, as well as in 20 other metropolitan areas across North America.
On May 12, 2008, AbitibiBowater Inc. contributed to Bowater, as additional paid-in capital, a promissory note executed by AbitibiBowater Inc. in favor of Bowater. On May 15, 2008, Bowater transferred the ownership interest it held in its wholly-owned subsidiary, Bowater Newsprint South LLC (“Newsprint South”), to AbitibiBowater Inc. As a result, Newsprint South is no longer a subsidiary of Bowater, but is now a direct, wholly-owned subsidiary of AbitibiBowater Inc. Newsprint South, through its subsidiaries, owns the Coosa Pines, Alabama and Grenada, Mississippi mills and, prior to its sale on January 28, 2010, the Westover, Alabama sawmill.
These transfers of businesses between subsidiary companies that are under common control of AbitibiBowater Inc., the ultimate parent, were accounted for at the AbitibiBowater Inc. level at historical costs and accordingly, there was no impact on the financial position or results of operations of AbitibiBowater.

Expropriation
On December 16, 2008, following our December 4, 2008 announcement of the permanent closure of our Grand Falls newsprint mill, the Government of Newfoundland and Labrador, Canada passed the Abitibi-Consolidated Rights and Assets Act, S.N.L. 2008, c.A-1.01 (“Bill 75”) to expropriate, among other things, all of our timber rights, water rights, leases and hydroelectric assets in the province of Newfoundland and Labrador, whether partially or wholly owned through our subsidiaries and affiliated entities. The Government of Newfoundland and Labrador also announced that it does not plan to compensate us for the loss of the water and timber rights, but has indicated that it may compensate us for certain of our hydroelectric assets. However, it has made no commitment to ensure that such compensation would represent the fair market value of such assets. As a result of the expropriation, in the fourth quarter of 2008, we recorded, as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million.
We have retained legal counsel to review all legal options relating to the expropriation. On April 23, 2009, we filed a Notice of Intent to Submit a Claim to Arbitration under the North American Free Trade Agreement (“NAFTA”), relating to the expropriation of these assets specifying what we believe to be violations by the Government of Newfoundland and Labrador under the terms of NAFTA, for which the Government of Canada is responsible. We filed a notice of arbitration (the “Notice of Arbitration”) on February 25, 2010 to formally launch the NAFTA dispute resolution proceedings. Although there is no guarantee regarding the outcome and receipt of fair compensation under the terms of NAFTA, we believe that the Government of Newfoundland and Labrador has violated the terms of NAFTA, and that we (a U.S. domiciled company) should be fairly compensated for the expropriation. Under the terms of NAFTA, compensation for expropriated assets is based on fair market value. The Notice of Arbitration asserts that the expropriation was arbitrary, discriminatory and illegal. Our claim seeks direct compensation for damages of approximately Cdn$500 million, plus additional costs and relief deemed just and appropriate by the Arbitral Tribunal. We have asserted in the Notice of Arbitration that the expropriation breaches Canada’s NAFTA obligations on a number of grounds, including among others: (i) the criteria for expropriation are not met in Bill 75; (ii) Bill 75 does not ensure payment for the fair market value of the expropriated rights and assets; (iii) Bill 75 purports to strip us of any rights to access the courts, which is independently a violation of NAFTA, and (iv) Bill 75 is retaliatory in nature and discriminates against us.
Although we believe that the Canadian Government will be required to compensate us for the fair market value of the expropriated assets, there can be no assurance that it will and we have not recognized an asset for such claim in our Consolidated Financial Statements. We continue to reach out to the Canadian Government in an effort to come to a negotiated settlement and avoid protracted NAFTA proceedings.
Product Lines
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products. In general, our products are globally-traded commodities and are marketed in more than 90 countries. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates.
Certain segment and geographical financial information, including sales by segment and by geographic area, operating income (loss) by segment, total assets by segment and long-lived assets by geographic area, can be found in Note 26, “Segment Information,” to our Consolidated Financial Statements.
Newsprint
In 2009, we produced newsprint at 15 facilities in North America, South Korea and the United Kingdom. We are the largest producer of newsprint in the world by capacity, with worldwide capacity of approximately 4.9 million metric tons, or approximately 12% of worldwide capacity. Our North American capacity of approximately 4.4 million metric tons represents approximately 42% of North American capacity.
We supply leading publishers with top-quality newsprint, including products made of up to 100% recycled fiber. We distribute newsprint by rail, truck and ship. Our North American newsprint is sold directly by our regional sales offices. Export markets are serviced primarily through our international offices located in or near the markets we supply or through international agents. In 2009, approximately 43% of our total newsprint shipments were to markets outside of North America.
We sell newsprint to various joint venture partners (partners with us in the ownership of certain mills we operate). During 2009, these joint venture partners purchased approximately 431,000 metric tons from our consolidated entities, which represented approximately 14% of the total newsprint tons we sold in 2009.

Coated papers
We produce coated mechanical paper at one facility in North America. We are one of the largest producers of coated mechanical paper in North America, with a capacity of approximately 658,000 metric tons in 2009, or approximately 15% of North American capacity. Our coated papers are used in magazines, catalogs, books, retail advertising, direct mail and coupons.
We sell coated papers to major commercial printers, publishers, catalogers and retailers. We distribute coated papers by truck and rail. Export markets are serviced primarily through international agents.
Specialty papers
We produce specialty papers at 11 facilities in North America. We are one of the largest producers of specialty papers, including supercalendered, superbright, high bright, bulky book and directory papers in North America, with a capacity of approximately 2.4 million metric tons in 2009, or approximately 36% of North American capacity. Our specialty papers are used in books, retail advertising, direct mail, coupons and other commercial printing applications.
We sell specialty papers to major commercial printers, direct mailers, publishers, catalogers and retailers. We distribute specialty papers by truck and rail. Export markets are serviced primarily through international agents.
Market pulp
We produce market pulp at five facilities in North America, with a capacity of approximately 1.1 million metric tons, or approximately 7% of North American capacity. Market pulp is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers and other absorbent products.
North American market pulp sales are made through our regional sales offices, while export sales are made through international sales agents local to their markets. We distribute market pulp by truck, rail and ship.
Wood products
We operate 20 sawmills in Canada that produce construction-grade lumber that is sold in North America. In addition, our sawmills are a major source of wood chips for our pulp and paper mills. We also operate six facilities in Canada that remanufacture or engineer wood for greater strength for specialized applications such as bedding components, roofing and flooring material, and other products.

Pulp and paper manufacturing facilities
The following table provides a listing of the pulp and paper manufacturing facilities we owned or operated as of December 31, 2009 and production information by product line (which represents all of our reportable segments except wood products). This table excludes facilities which have been permanently closed as of December 31, 2009. Beginning in the first quarter of 2009, we implemented rotating monthly downtime at several facilities across the organization until market conditions improved. The table below represents these facilities’ actual 2009 production, which reflects the impact of the rotating downtime, and 2010 total capacity.

	Number	2010	2009	2009 Production by Product Line
	of Paper	Total	Total			Specialty
(In 000s of metric tons)	Machines	Capacity	Production	Newsprint	Coated Papers	Papers	Market Pulp

Canada
Alma, Quebec	3	380	327	–	–	327	–
Amos, Quebec	1	209	115	115	–	–	–
Baie-Comeau, Quebec	4	542	429	429	–	–	–
Beaupre, Quebec (1)	2	241	103	–	–	103	–
Clermont, Quebec (2)	2	347	310	310	–	–	–
Dolbeau, Quebec (3)	2	244	106	–	–	106	–
Fort Frances, Ontario (1)	3	410	305	–	–	217	88
Gatineau, Quebec	2	358	247	217	–	30	–
Iroquois Falls, Ontario	2	271	206	182	–	24	–
Kenogami, Quebec	2	216	203	–	–	203	–
Laurentide, Quebec	2	354	259	–	–	259	–
Liverpool, Nova Scotia (4)	2	259	148	122	–	26	–
Thorold, Ontario (5)	2	414	280	280	–	–	–
Thunder Bay, Ontario (6)	3	740	406	128	–	–	278
United States
Alabama River, Alabama (7)	1	261	–	–	–	–	–
Augusta, Georgia (8)	2	419	368	368	–	–	–
Calhoun, Tennessee (7) (9)	5	950	601	185	–	274	142
Catawba, South Carolina	3	889	789	–	516	46	227
Coosa Pines, Alabama (1)	2	628	453	210	–	–	243
Grenada, Mississippi	1	244	148	148	–	–	–
Usk, Washington (10)	1	260	234	234	–	–	–
United Kingdom
Bridgewater, England (11)	2	223	207	207	–	–	–
South Korea
Mokpo, South Korea	1	253	235	235	–	–	–

	50	9,112	6,479	3,370	516	1,615	978

(1)	In September 2009, we announced the indefinite idling of the following: our Beaupre specialty paper mill (representing 241,000 metric tons of capacity); a specialty paper machine at our Fort Frances facility (representing 70,000 metric tons of capacity) and a newsprint machine at our Coosa Pines paper mill (representing 170,000 metric tons of capacity).
(2)	Donohue Malbaie Inc. (“DMI”), which owns one of Clermont’s paper machines, is owned 51% by us and 49% by NYT Capital Inc. We manage the facility and wholly own all of the other assets at the site. Manufacturing costs are transferred between us and DMI at agreed-upon transfer costs. DMI’s paper machine produced 214,000 metric tons of newsprint in 2009. The amounts in the above table represent the mill’s total capacity and production including DMI’s paper machine.
(3)	We repudiated contracts with Boralex Dolbeau Inc. (see “Business – Creditor Protection Proceedings – Reorganization process” above) and following these repudiations, our Dolbeau facility has been effectively idled since July 7, 2009 (representing 244,000 short tons of specialty papers capacity).
(4)	The Bowater Mersey Paper Company Limited (“Mersey”) is located in Liverpool, Nova Scotia and is owned 51% by us and 49% by The Daily Herald Company, a wholly-owned subsidiary of The Washington Post. We manage the facility. The amounts in the above table represent the mill’s total capacity and production.
(5)	On March 11, 2010, we announced the indefinite idling of one of our newsprint machines at our Thorold facility,

effective April 12, 2010 (representing approximately 207,000 metric tons of capacity).
(6)	In August 2009, we announced the indefinite idling of our two newsprint machines at our Thunder Bay facility effective August 21, 2009 (representing 392,000 metric tons of capacity), one of which was restarted in February 2010.
(7)	In the fourth quarter of 2008, we announced the immediate idling, until further notice, of our Alabama River newsprint mill (representing 265,000 metric tons of capacity) and two paper machines (No. 1 and No. 2) at our Calhoun facility (representing 120,000 metric tons of newsprint capacity and 110,000 metric tons of specialty papers capacity).
(8)	ANC, which operates our newsprint mill in Augusta is owned 52.5% by us and 47.5% by an indirect subsidiary of Woodbridge. We manage the facility. The amounts in the above table represent the mill’s total capacity and production.
(9)	Calhoun Newsprint Company (“CNC”), which owns one of Calhoun’s paper machines (No. 5), Calhoun’s recycled fiber plant and a portion of the thermomechanical pulp (“TMP”) mill, is owned 51% by us and 49% by Herald Company, Inc. We manage the facility and wholly own all of the other assets at the site, including the remaining portion of the TMP mill, a kraft pulp mill, a market pulp dryer, four other paper machines (two of which are still operating) and other support equipment. Pulp, other raw materials, labor and other manufacturing services are transferred between us and CNC at agreed-upon transfer costs. CNC’s paper machine produced 185,000 metric tons of newsprint in 2009. The amounts in the above table represent the mill’s total capacity and production including CNC’s paper machine.
(10)	The Ponderay Newsprint Company is located in Usk, Washington and is an unconsolidated partnership in which we have a 40% interest and, through a wholly-owned subsidiary, we are the managing partner. The balance of the partnership is held by subsidiaries of four newspaper publishers. The amounts in the above table represent the mill’s total capacity and production.
(11)	Effective as of February 2, 2010, BPCL filed for administration pursuant to U.K. insolvency law. The joint administrators are not currently operating this newsprint mill. See “Bridgewater Administration” above.
Wood products facilities
The following table provides a listing of the sawmills we owned or operated as of December 31, 2009 and their respective capacity and lumber production. This table excludes facilities which have been permanently closed as of December 31, 2009.

	2010	2009
(In million board feet)	Total Capacity	Total Production

Comtois, Quebec	140	30
Girardville-Normandin, Quebec	175	141
La Dore, Quebec	155	154
La Tuque, Quebec (1)	130	15
Mackenzie, British Columbia (2 facilities) (2)	500	13
Maniwaki, Quebec	125	39
Mistassini, Quebec	175	122
Oakhill, Nova Scotia (3)	151	64
Obedjiwan, Quebec (4)	30	23
Pointe-aux-Outardes, Quebec	175	12
Roberval, Quebec	100	20
Saguenay Produits Forestiers Saguenay, Quebec (2 facilities)	163	23
Saint-Felicien, Quebec	100	70
Saint-Hilarion, Quebec	35	24
Saint-Ludger-de-Milot, Quebec (5)	80	68
Saint-Thomas, Quebec	90	82
Senneterre, Quebec	85	52
Thunder Bay, Ontario	280	159

	2,689	1,111

(1)	Produits Forestiers Mauricie L.P. is located in La Tuque, Quebec and is a consolidated subsidiary in which we have a 93.2% interest. The amounts in the above table represent the mill’s total capacity and production.
(2)	In the fourth quarter of 2007, we announced the indefinite idling of our two Mackenzie sawmills. We are currently in the process of selling these two sawmills and other assets located in Mackenzie.
(3)	The Oakhill, Nova Scotia sawmill is owned by Mersey, which is a consolidated subsidiary in which we have a 51% interest. The amounts in the above table represent the mill’s total capacity and production.
(4)	Societe en Commandite Scierie Opitciwan is located in Obedjiwan, Quebec and is an unconsolidated entity in which we have a 45% interest. The amounts in the above table represent the mill’s total capacity and production.
(5)	Produits Forestiers Petit-Paris Inc. is located in Saint-Ludger-de-Milot, Quebec and is an unconsolidated entity in which we have a 50% interest. The amounts in the above table represent the mill’s total capacity and production.

The following table provides a listing of our remanufacturing and engineered wood facilities we owned or operated as of December 31, 2009 and their respective capacity and wood production. This table excludes facilities which have been permanently closed as of December 31, 2009.

	2010	2009
(In million board feet, except where otherwise stated)	Total Capacity	Total Production

Remanufacturing Wood Facilities
Chateau-Richer, Quebec	63	40
La Dore, Quebec	15	12
Manseau, Quebec	20	8
Saint-Prime, Quebec	28	26

Total Remanufacturing Wood Facilities	126	86

Engineered Wood Facilities
Larouche and Saint-Prime, Quebec (million linear feet) (1)	145	80

(1)	Abitibi-LP Engineering Wood Inc. and Abitibi-LP Engineering Wood II Inc. are located in Larouche, Quebec and Saint-Prime, Quebec, respectively, and are unconsolidated entities in which we have a 50% interest in each entity. We operate the facilities and our joint venture partners sell the products. The amounts in the above table represent the mills’ total capacity and production.
On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U. S. became effective (the “2006 Softwood Lumber Agreement”). The 2006 Softwood Lumber Agreement provides for, among other things, softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. Volume quotas have been established for each company within the provinces of Ontario and Quebec based on historical production, and the volume quotas are not transferable between provinces. U.S. composite prices would have to rise above $355 composite per thousand board feet before the quota volume restrictions would be lifted, which had not occurred as of December 31, 2009. For additional information, reference is made to Note 22, “Commitments and Contingencies – Lumber duties,” to our Consolidated Financial Statements.
Other products
We also sell pulpwood, sawtimber, wood chips and electricity to customers located in Canada and the United States. Sales of these other products are considered a recovery of the cost of manufacturing our primary products.
Raw Materials
Our operations consume substantial amounts of raw materials such as wood, recovered paper and chemicals, and energy, including electricity, natural gas, fuel oil, coal and wood waste, in the manufacturing of our pulp, paper and wood products. We purchase our raw materials and energy sources (except internal generation) primarily on the open market.
Wood
Our sources of wood include property we own or lease, property on which we possess cutting rights and purchases from local producers, including sawmills that supply residual wood chips. As of December 31, 2009, we owned or leased approximately 0.1 million and 0.8 million acres of timberlands in the southeastern United States and Canada, respectively. We also have contractual cutting rights on approximately 43.1 million acres of Crown-owned land in Canada. The cutting rights contracts are approximately 20-25 years in length and automatically renew every five years, contingent upon our continual compliance with environmental performance and reforestation requirements.
In accordance with our values, our environmental vision statement and forestry policies and in the interests of our customers and other stakeholders, we are committed to implementing and maintaining environmental management systems at our woodlands and wood procurement operations to promote the conservation and sustainable use of forests and other natural resources. All of our managed forest lands are third-party certified to one or more globally recognized sustainable forest management standards, including those of the Sustainable Forestry Initiative, Canadian Standards Association and Forest Stewardship Council. We have implemented fiber tracking systems at our mills to ensure that our wood fiber supply comes from acceptable sources such as certified forests and legal harvesting operations. At several of our mills, these systems are third-party certified to recognize chain of custody standards and others are in the process of being certified.
We strive to improve our forest management and wood fiber procurement practices and we encourage our wood and fiber suppliers to demonstrate continual improvement in forest resource management, wood and fiber procurement and third-party certification.
Recovered paper
We are among the largest recyclers of newspapers and magazines in the world. We have a number of recycling plants that utilize advanced mechanical and chemical processes to manufacture high quality pulp from a mixture of old newspapers and old magazines (“recovered paper”). The resulting products, which include recycled fiber newsprint and uncoated specialty paper, are comparable in quality to paper produced with 100% virgin fiber pulp. We produce more than 30 grades with recycled content. The Coosa Pines, Thorold and Mokpo operations produce newsprint containing 100% recycled fiber. In 2009, we used 1.7 million metric tons of recovered paper worldwide, the average de-inking yield in our recycling facilities was approximately 78% and our recycled fiber content in newsprint averaged 39%.
In 2009, our North American recycling division collected or purchased 1.3 million metric tons of recovered paper. Our trademarked Paper Retriever® program collects recovered fiber through a combination of community drop-off containers and recycling programs with businesses and commercial offices. The recovered paper we physically purchase is from suppliers generally within the region of our recycling plants, primarily under long-term agreements.
Energy
Steam and electrical power are the primary forms of energy used in pulp and paper production. Process steam is produced in boilers using a variety of fuel sources. All of our mills produce 100% of their own steam requirements, except our Alabama River, Iroquois Falls and Dolbeau mills, which purchase their steam from third-party suppliers. In 2009, our Alma, Calhoun, Catawba, Coosa Pines, Fort Frances, Gatineau, Iroquois Falls, Kenogami, Mersey and Thunder Bay operations collectively consumed approximately 26% of their electrical requirements from internal sources, notably on-site cogeneration and hydroelectric stations. The balance of our energy needs was purchased from third parties.
We have seven sites which operate cogeneration facilities and six of these sites generate “green energy” from carbon-neutral biomass. In addition, we utilize alternative fuels such as methane from landfills, used oil, tire-derived fuel and black liquor to reduce consumption of virgin fossil fuels.
The following table provides a listing of our hydroelectric facilities as of December 31, 2009 and their respective capacity and generation.

						Share of
		Installed	Share of		Share of	Generation
		Capacity	Capacity	Generation	Generation	Received
	Ownership	(MW)	(MW)	(GWh)	(GWh)	(GWh)

Hydro Saguenay	100%	162	162	942	942	942
Fort Frances (1)	75%	27	20	183	137	137
Kenora (1)	75%	18	14	89	67	67
Iroquois Falls (1)	75%	92	69	554	416	416

		299	265	1,768	1,562	1,562

(1)	The amounts in the above table represent the facility’s total installed capacity and power generation.
The water rights agreements typically vary from 10 to 50 years and are generally renewable, under certain conditions, for additional terms. In certain circumstances, water rights are granted without expiration dates. In some cases, the agreements are contingent on the continued operation of the related paper mill and a minimum level of capital spending in the region.
Hydroelectric assets and water rights at the Grand Falls facility, Star Lake Hydro Partnership and Exploits River Hydro Partnership were among the assets expropriated in the fourth quarter of 2008 by the Government of Newfoundland and Labrador, Canada, as discussed above under “Expropriation” and have been excluded from the above table.

Competition
In general, our products are globally-traded commodities, the markets in which we compete are highly competitive and, aside from quality specifications to meet customer needs, the production of our products does not depend upon a proprietary process or formula. Pricing and the level of shipments of our products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates. Any material decline in prices for our products or other adverse developments in the markets for our products could have a material adverse effect on our results of operations or financial condition. Prices for our products have been and are likely to continue to be highly volatile.
Newsprint, one of our principal products, is produced by numerous manufacturers worldwide. The five largest North American producers represent approximately 84% of North American capacity for newsprint. The five largest global producers represent approximately 38% of global newsprint capacity. Our annual production capacity is approximately 12% of worldwide capacity. We face competition from both large global producers and numerous smaller regional producers. In recent years, a number of global producers of newsprint based in Asia, particularly China, have grown their production capacity. Price, quality, customer relationships and the ability to produce paper with recycled fiber are important competitive determinants.
We compete with eight other coated mechanical paper producers with operations in North America. The five largest North American producers represent approximately 78% of North American capacity for coated mechanical paper. In addition, several major offshore suppliers of coated mechanical paper compete for North American business. Offshore imports represent approximately 11% of North American demand. As a major supplier to printers, end users (such as magazine publishers, catalogers and retailers) and brokers/merchants in North America, we compete with numerous worldwide suppliers of other grades of paper such as coated freesheet and supercalendered paper. We compete on the basis of price, quality and service.
We produced approximately 33% of North American uncoated mechanical paper demand in 2009, comprised mainly of supercalendered, superbright, high bright, bulky book and directory papers. We compete with numerous uncoated mechanical paper producers with operations in North America. In addition, imports from overseas represented approximately 6% of North American demand in 2009 and were primarily concentrated in the supercalendered paper market where they represent approximately 13% of North American demand. We compete on the basis of price, quality, service and breadth of product line.
We compete with eight other major market pulp suppliers with operations in North America along with other smaller competitors. Market pulp is a globally traded commodity for which competition exists in all major markets. We produce five major grades of market pulp (northern and southern hardwood, northern and southern softwood and fluff) and compete with other producers from South America (eucalyptus hardwood and radiata pine softwood), Europe (northern hardwood and softwood) and Asia (mixed tropical hardwood). Price, quality and service are considered the main competitive determinants.
In 2008, we fulfilled our commitment to obtain third-party certification for all of our managed forest lands to globally-recognized sustainable forest management standards, such as the Sustainable Forestry Initiative and the Z809 standard of the Canadian Standards Association. In 2009, to further differentiate our products from those of the competition and to better position ourselves to meet increasing demand for products certified to the Forest Stewardship Council, we achieved third-party certification for two forests, one in Quebec and one in Ontario.
As with other global commodities, the competitive position of our products is significantly affected by the volatility of currency exchange rates. See Item 7A of this Annual Report on Form 10-K, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Risk.” We have operations in Canada, the United States and South Korea. Several of our primary competitors are located in Canada, Sweden, Finland and certain Asian countries. Accordingly, the relative rates of exchange between those countries’ currencies and the United States dollar can have a substantial effect on our ability to compete. In addition, the degree to which we compete with foreign producers depends in part on the level of demand abroad. Shipping costs and relative pricing generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.
Trends in advertising, electronic data transmission and storage and the Internet could have further adverse effects on traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper publishing customers in North America use and compete with businesses that use other forms of media and advertising, such as direct mailings and newspaper inserts (both of which are end uses for several of our products), television and the Internet. U.S. consumption of newsprint declined in 2009 as a result of continued declines in newspaper circulation, declines in newspaper advertising volume and publishers’ conservation measures, which include increased usage of lighter basis-weight newsprint and web-width and page count reductions. Our newsprint, magazine and catalog publishing customers are also subject to the effects of competing media, including the Internet.

Employees
As of December 31, 2009, we employed approximately 12,100 people, of whom approximately 8,800 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union in Canada and predominantly by the United Steelworkers Union in the U.S. We expect to have further declines in employment as we develop and implement our plan or plans of reorganization and respond to the need to further reduce capacity in some product lines. For additional information, see “Employees” in Item 7.
Trademarks
We registered the mark “AbitibiBowater” and the AbitibiBowater logo in the countries of our principal markets. We consider our interest in the logo and mark to be valuable and necessary to the conduct of our business.
Environmental Matters
We are subject to a variety of federal, state, provincial and local environmental laws and regulations in the jurisdictions in which we operate. We believe our operations are in material compliance with current applicable environmental laws and regulations. While it is impossible to predict future environmental regulations that may be established, we believe that we will not be at a competitive disadvantage with regard to meeting future Canadian, United States or South Korean standards. For additional information, see “Environmental Matters” in Item 7.
Internet Availability of Information
We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to these reports, available free of charge on our Internet website (www.abitibibowater.com) as soon as reasonably practicable after we file or furnish such materials to the SEC. The SEC also maintains a website (www.sec.gov) that contains our reports and other information filed with the SEC. In addition, any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Information on the operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our reports are also available on the System for Electronic Document Analysis and Retrieval website (www.sedar.com). See “Creditor Protection Proceedings – Reorganization process” above for additional websites where information pertaining to our Creditor Protection Proceedings can be found.
Corporate Governance
We have adopted Corporate Governance Principles related to certain key areas such as director qualifications and responsibilities, responsibilities of key board committees and director compensation designed to be consistent with the corporate governance rules of the NYSE. We have also adopted a Board of Directors Code of Business Conduct and Ethics and a Code of Business Conduct for our executive officers and employees. Our Board of Directors Corporate Governance Principles, our Board of Directors Code of Business Conduct and Ethics, our Code of Business Conduct and the charters of our Audit Committee, Human Resources and Compensation Committee, Nominating and Governance Committee and Environmental, Health and Safety Committee are available through our website. We will disclose any amendments to our Board of Directors Code of Business Conduct and Ethics, our Code of Business Conduct or waivers of any provision thereof on our website within four business days following the date of the amendment or waiver, and that information will remain available for at least a twelve-month period. We will provide any shareholder with printed versions of any of the foregoing guidelines, codes or committee charters upon request.

Executive Officers
Our executive officers are elected by the Board of Directors. There are no family relationships among officers or directors and no arrangements or understandings between any officer and any other person under which the officer was selected other than any provision contained in the Combination Agreement. Set forth below are the names, positions, ages and a brief description of the business experiences of our executive officers as of March 31, 2010:

Name	Age	Position	Officer Since

David J. Paterson	55	President and Chief Executive Officer	2007
Alain Grandmont	54	Executive Vice President, Human Resources and Supply Chain	2007
William G. Harvey	52	Executive Vice President and Chief Financial Officer	2007
Pierre Rougeau	52	Executive Vice President, Operations and Sales	2007
Joseph B. Johnson	47	Senior Vice President, Finance and Chief Accounting Officer	2009
Yves Laflamme	54	Senior Vice President, Wood Products	2007
Jacques P. Vachon	50	Senior Vice President, Corporate Affairs and Chief Legal Officer	2007

Mr. Paterson served as Chairman, President and Chief Executive Officer of Bowater from January 2007 to October 2007 and as President and Chief Executive Officer and a Director of Bowater from May 2006 to January 2007. Previously, Mr. Paterson worked for Georgia-Pacific Corporation from 1987 through 2006, where he was most recently Executive Vice President in charge of its Building Products Division. He has also been responsible for its Pulp and Paperboard Division, its Paper and Bleached Board Division and its Communications Papers Division.
Mr. Grandmont previously served as Senior Vice President, Commercial Printing Papers Division from October 2007 to July 2009. He served as Senior Vice President, Commercial Printing Papers of Abitibi from 2005 to October 2007 and as Senior Vice President, Value-Added Operations and Sales of Abitibi in 2004.
Mr. Harvey previously served as Senior Vice President and Chief Financial Officer from October 2007 to July 2009. He served as Executive Vice President and Chief Financial Officer of Bowater from August 2006 to October 2007, as Senior Vice President and Chief Financial Officer and Treasurer of Bowater from 2005 to 2006 and as Vice President and Treasurer of Bowater from 1998 to 2005.
Mr. Rougeau previously served as Senior Vice President, Newsprint from October 2007 to July 2009. He served as Senior Vice President, Corporate Development and Chief Financial Officer of Abitibi from 2001 to October 2007.
Mr. Johnson previously served as Vice President and Controller from October 2007 to July 2009. He served as Vice President and Controller of Bowater from January 2006 to October 2007 and as Director of Accounting and Compliance Reporting of Bowater from 2003 to 2006.
Mr. Laflamme served as Senior Vice President, Woodlands and Sawmills of Abitibi from 2006 to October 2007 and as Vice President, Sales, Marketing and Value-Added Wood Products Operations of Abitibi from 2004 to 2005.
Mr. Vachon served as Senior Vice President, Corporate Affairs and Secretary of Abitibi from 1997 to October 2007.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors which could materially affect our business, results of operations or financial condition. The Creditor Protection Proceedings have had a direct impact on our business and have exacerbated these risks and uncertainties. In particular, the risks described below could cause actual events to differ materially from those contemplated in our forward-looking statements.
We have organized our risks into the following categories:
•	Risks Relating to Our Creditor Protection Proceedings and

•	Risks Relating to Our Business

Risks Relating to Our Creditor Protection Proceedings
AbitibiBowater Inc., and many of its direct and indirect subsidiaries, are currently subject to Creditor Protection Proceedings and additional subsidiaries could become subject to similar proceedings. Our business, operations and financial position are subject to the risks and uncertainties associated with such proceedings.
Actions and decisions of our creditors and other third parties with interest in our Creditor Protection Proceedings may be inconsistent with our plans. For the duration of the Creditor Protection Proceedings, our business, operations and financial position will be subject to the risks and uncertainties associated with such proceedings. These risks, without limitation and in addition to the risks otherwise noted in this Annual Report on Form 10-K, include:
     Strategic risks, including risks associated with our ability to:
•	continue as a going concern;

•	stabilize the business to maximize the chances of preserving all or a portion of the enterprise;

•	develop a comprehensive restructuring plan in an effective and timely manner;

•	resolve ongoing issues with creditors and other third parties whose interests may differ from ours;

•	obtain Court approval with respect to motions in the Creditor Protection Proceedings filed from time to time;

•	obtain creditor, Court and any other requisite third-party approvals for a comprehensive restructuring plan;

•	successfully implement a comprehensive restructuring plan and plan or plans of reorganization; and

•	obtain Court approval for asset sales, as required.
     Financial risks, including risks associated with our ability to:
•	generate cash from operations and maintain adequate cash-on-hand;

•	operate within the restrictions and limitations of our current debtor in possession financing arrangements and the amended accounts receivable securitization program;

•	renew or extend our current debtor in possession financing arrangements and/or accounts receivable securitization program, as the case may be, if the need to do so should arise;

•	continue to maintain currently approved intercompany lending and transfer pricing arrangements and ongoing deployment of cash resources throughout the Company in connection with ordinary course intercompany trade obligations and requirements;

•	continue to maintain our cash management arrangements and obtain any further approvals from the Monitor, the Courts or other third parties, as necessary to continue such arrangements;

•	raise capital to satisfy claims, including our ability to sell assets to satisfy claims against us;

•	obtain alternative or replacement financing to replace our debtor in possession financing and restructure our substantial indebtedness and other obligations in a manner that allows us to obtain confirmation of a plan or plans of reorganization by the Courts in order to successfully exit our Creditor Protection Proceedings; and

•	realize full or fair value for any assets or business we may divest as part of a comprehensive restructuring plan.
     Operational risks, including risks associated with our ability to:
•	attract and retain customers despite the uncertainty caused by the Creditor Protection Proceedings;

•	avoid reduction in, or delay or suspension of, customer orders as a result of the uncertainty caused by the Creditor Protection Proceedings;

•	maintain market share as our competitors move to capitalize on customer concerns;

•	operate our business effectively in consultation with the Creditors’ Committee and the Monitor;

•	actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees;

•	retain and incentivize key employees, attract new employees and avoid labor disputes;

•	retain, or if necessary, replace major suppliers on acceptable terms;

•	avoid disruptions in our supply chain as a result of uncertainties related to our Creditor Protection Proceedings; and

•	maintain current relationships with customers, vendors and trade creditors.
     Procedural risks, including risks associated with our ability to:
•	obtain Court orders or approvals with respect to motions we file from time to time, including motions seeking extensions of the applicable stays of actions and proceedings against us, or obtain timely approval of transactions outside the ordinary course of business, or other events that may require a timely reaction by us or present opportunities for us;

•	resolve the claims made against us in such proceedings for amounts not exceeding our recorded liabilities subject to compromise;

•	prevent third parties from obtaining Court orders or approvals that are contrary to our interests, such as the termination or shortening of the exclusivity period in the Chapter 11 Cases during which we can propose and seek confirmation of a comprehensive restructuring plan or the conversion of our Chapter 11 Cases to Chapter 7 liquidation cases; and

•	reject, repudiate or terminate adverse contracts.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Creditor Protection Proceedings could adversely affect our sales and relationships with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Creditor Protection Proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Courts, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.
The Creditor Protection Proceedings raise substantial doubt about our ability to continue as a going concern.
The Creditor Protection Proceedings raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on market conditions and our ability to successfully develop and implement a comprehensive restructuring plan, improve profitability, obtain alternative financing to replace our debtor in possession financing arrangements, renew or extend our current debtor in possession financing arrangements and/or accounts receivable securitization program, as the case may be, if the need to do so should arise, and restructure our obligations in a manner that allows us to obtain confirmation of a plan or plans of reorganization by the Courts. However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. Even assuming a successful emergence from the Creditor Protection Proceedings, there can be no assurance as to the long-term viability of all or any part of the enterprise. In addition, a long period of operating under the Creditor Protection Proceedings may exacerbate the potential harm to our business and further restrict our ability to pursue certain business strategies or require us to take actions that we otherwise would not. These challenges are in addition to business, operational and competitive challenges that we would normally face even absent the Creditor Protection Proceedings.
We must restructure and transform our business and the assumptions underlying these efforts may prove to be inaccurate. We may not be able to successfully develop, obtain all requisite approvals for or implement a comprehensive restructuring plan. Failure to obtain the requisite approvals for, or failure to successfully develop and implement our comprehensive restructuring plan within the time granted by the Courts would, in all likelihood, lead to the liquidation of all of our assets.
We are working to develop a comprehensive restructuring plan to successfully emerge from the Creditor Protection

Proceedings. Our senior management spends significant amounts of time developing the comprehensive restructuring plan instead of focusing exclusively on business operations.
In connection with the development of the restructuring plan, we have made, and will continue to make, judgments as to whether we should further reduce, relocate or otherwise change our workforce. Costs incurred in connection with workforce reduction efforts may be higher than estimated. Furthermore, our workforce efforts may impair our ability to achieve our current or future business objectives. Any further workforce efforts including reductions may not occur on the expected timetable and may result in the recording of additional charges.
Further, we have made, and will continue to make, judgments as to whether we should limit investment in, exit or dispose of certain businesses. The Creditor Protection Proceedings and the development of a restructuring plan may result in the sale or divestiture of assets or businesses, but we can provide no assurance that we will be able to complete any sale or divestiture on acceptable terms or at all. Any decision by management to further limit investment in, or exit or dispose of businesses may result in the recording of additional charges.
We also must obtain the approvals of the respective Courts, creditors, the Creditors’ Committee and the Monitor, as applicable. We may not receive the requisite approvals and even if we do, a dissenting holder of a claim against us may challenge and ultimately delay the final approval and implementation of a comprehensive restructuring plan. If we are not successful in developing a comprehensive restructuring plan, or if we are successful in developing it but do not receive the requisite approvals, it is unclear whether we would be able to reorganize our businesses and what distributions, if any, holders of claims against us would receive. Should the exclusivity period or stay or moratorium period and any subsequent extension thereof not be sufficient to develop and implement a comprehensive restructuring plan or should such plan not be approved by creditors and the Courts and, in any such case, should we lose the protection of such stay or moratorium, substantially all of our debt obligations will become due and payable immediately, or subject to acceleration, creating an immediate liquidity crisis that in all likelihood would lead to the liquidation of all of our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were able to emerge as a viable, reorganized entity.
A plan or plans of reorganization could result in holders of our liabilities and/or securities receiving no distribution.
The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they will receive. A plan or plans of reorganization could result in holders of our liabilities and/or securities, including our common stock and exchangeable shares, receiving no distribution on account of their interests and cancellation of their holdings. A plan or plans of reorganization could also result in holders of our common stock and exchangeable shares being materially diluted or result in the cancellation of all of our equity securities for nominal or no consideration. Because of such possibilities, the value of our liabilities and securities, including our common stock and exchangeable shares, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities. At this time, there can be no assurance that we will be able to restructure as a going concern, as described above, or successfully propose or implement a plan or plans of reorganization.
The terms of our current and any future financing arrangements may severely limit our ability to plan for or respond to changes in our business.
We are subject to a number of significant restrictions under our debtor in possession financing arrangements and the accounts receivable securitization program. These restrictions limit our ability to:
•	incur additional debt;

•	incur liens or make negative pledges on our assets;

•	merge, consolidate or sell our assets;

•	pay dividends or repurchase or redeem capital stock;

•	make investments and acquisitions;

•	enter into certain transactions with shareholders and affiliates;

•	make capital expenditures;

•	materially change our business;

•	amend our debt and other material agreements; or

•	make investments in unrestricted subsidiaries.
Our failure to comply with these covenants, or similar covenants in future financing arrangements, could result in our being required to repay these borrowings before their due date. If we are unable to make these repayments or otherwise refinance these borrowings, our lenders could foreclose on our assets and could force us into a liquidation.
Our common stock and the exchangeable shares of AbitibiBowater Canada Inc. are no longer traded on a national securities exchange and as a result, it is more difficult for shareholders to sell our common stock or the exchangeable shares of AbitibiBowater Canada Inc. and to obtain accurate quotations of the price of these securities.
Due to the commencement of the Creditor Protection Proceedings, each of the NYSE and the TSX suspended the trading of our common stock at the opening of business on April 16, 2009 and delisted our common stock at the opening of business on May 21, 2009 and at the close of market on May 15, 2009, respectively. Our common stock is currently traded in the over-the-counter market and is quoted on the Pink Sheets and on the OTC Bulletin Board under the symbol “ABWTQ.” In addition, the TSX suspended the trading of the exchangeable shares of AbitibiBowater Canada Inc. at the opening of business on April 16, 2009 and delisted such shares at the close of market on May 15, 2009.
We can provide no assurance that we will be able to re-list our common stock or exchangeable shares on a national securities exchange or that the common stock will continue being quoted on the Pink Sheets. The trading of our common stock over-the-counter negatively impacts the trading price of our common stock. In addition, securities that trade over-the-counter are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 under the Securities Exchange Act of 1934, as amended, commonly referred to as the “penny stock rule.”
Over-the-counter transactions involve risks in addition to those associated with transactions on a stock exchange. Many over-the-counter stocks trade less frequently and in smaller volumes than stocks listed on an exchange. Accordingly, over-the-counter-traded shares are less liquid and are likely to be more volatile than exchange-traded stocks. The price of our common stock is currently electronically displayed in the U.S. on the Pink Sheets, which is a quotation medium that publishes market maker quotes for over-the-counter securities. It is not a stock exchange or listing service and is not owned, operated or regulated by any exchange. Investors are advised that we have not taken any steps to have our securities quoted on the Pink Sheets; there is no relationship, contractual or otherwise, between an issuer whose securities are quoted on the Pink Sheets and Pink Sheets LLC, which operates that market; and Pink Sheets LLC exercises no regulatory oversight over us. Our status on the Pink Sheets is dependent on market makers’ willingness to continue to provide the service of accepting trades of our common stock.
During the pendency of the Creditor Protection Proceedings, our financial results may be volatile and may not reflect historical trends.
During the pendency of the Creditor Protection Proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities (including mill and paper machine closures and idlings), contract terminations, repudiations and rejections and claims assessments may significantly impact our Consolidated Financial Statements. As a result, our historical financial performance is likely not indicative of our financial performance following the dates we initiated the Creditor Protection Proceedings. Further, we may sell or otherwise dispose of assets or businesses and liquidate or settle liabilities, with Court approval, for amounts other than those reflected in our historical financial statements. Any such sale or disposition and any comprehensive restructuring plan could materially change the amounts and classifications reported in our Consolidated Financial Statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a comprehensive restructuring plan.
Our liquidity position imposes significant risks to our operations.
Because of the public disclosure of our liquidity issues, and despite the liquidity provided by our debtor in possession financing arrangements and the accounts receivable securitization program, our ability to maintain credit terms with our suppliers may become impaired. We may be required to pay cash in advance to additional vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some customers could become reluctant to enter into long-term agreements with us.

The Bowater DIP Agreement, defined in “Liquidity and Capital Resources” in Item 7, provides for term loans in an aggregate principal amount of $206 million (the “Initial Advance”). Subject to the approval of the requisite lenders, the Bowater DIP Agreement also provides for an incremental term loan facility (the “Incremental Facility”) and an asset-based revolving credit facility (the “ABL Facility”) provided that the aggregate principal amount of the Initial Advance and the Incremental Facility may not exceed $360 million and the aggregate principal amount of the Initial Advance, Incremental Facility and the ABL Facility may not exceed $600 million. The outstanding principal amount of loans under the Bowater DIP Agreement, plus accrued and unpaid interest, will be due and payable on April 21, 2010, but is subject to an earlier maturity date under certain circumstances. The maturity date of the Bowater DIP Agreement, defined in “Liquidity and Capital Resources” in Item 7, will extend by three months if we file with the Courts a plan or plans of reorganization that is (are) reasonably acceptable to the requisite lenders before the current maturity date of April 21, 2010, and a further three months if, as of the last day of the extension, we are using best efforts to pursue confirmation of the plan or plans of reorganization and seeking confirmation thereof by the Courts. The Abitibi and Donohue accounts receivable securitization program has a maximum purchase limit of approximately $270 million and expires on June 16, 2010, but may be terminated earlier with the occurrence of certain events of termination or the substantial consummation of a plan or plans of reorganization or a plan of compromise or arrangement confirmed by order of the Courts. We have the option to extend the termination date of the accounts receivable securitization program: (i) from June 16, 2010 to September 16, 2010 if we have filed a plan or plans of reorganization with the Courts that provide for the full repayment thereof in cash upon consummation and we have met certain other conditions and (ii) from September 16, 2010 to December 16, 2010 if we have not withdrawn the plan or plans of reorganization, and those plans have not been denied by either Court before September 16, 2010 and we have met certain other conditions. Upon the sale of our interest in MPCo, a portion of the proceeds was used to fund a $218 million ULC DIP Facility, as defined and discussed under “Liquidity and Capital Resources” in Item 7, of which we had drawn $123 million as of December 31, 2009. The ULC DIP Facility will terminate on December 31, 2010, but is subject to earlier termination under certain circumstances.
There can be no assurance that cash generated from operations together with amounts available under these agreements will be sufficient to fund operations. In the event that cash flows and amounts available under these agreements are not sufficient to meet our liquidity requirements or if we are unable to meet the conditions to extend the financing arrangements if and when needed, we may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, offered on acceptable terms. Failure to secure any necessary additional financing could have a material adverse impact on our operations. For additional information on our liquidity, see “Liquidity and Capital Resources” in Item 7.
Risks Related to Our Business
Developments in alternative media could continue to adversely affect the demand for our products, especially in North America, and our responses to these developments may not be successful.
Trends in advertising, electronic data transmission and storage and the Internet could have further adverse effects on traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television and the Internet, instead of newsprint, coated papers, uncoated specialty papers or other products made by us. The demand for certain of our products weakened significantly over the last several years. For example, industry statistics indicate that North American newsprint demand has been in decline for several years and has experienced annual declines of 5.6% in 2005, 6.1% in 2006, 10.3% in 2007, 11.2% in 2008 and 25.3% in 2009. Third-party forecasters indicate that these declines in newsprint demand could continue in 2010 or beyond due to conservation measures taken by publishers, reduced North American newspaper circulation, less space devoted to advertising and substitution to other uncoated mechanical grades.
One of our responses to the declining demand for our products has been to curtail our production capacity. See “Business Strategy and Outlook” in Item 7 for further information regarding the actions we took in 2007, 2008 and 2009 to reduce our production capacity, such as permanent closures or indefinite idling of certain facilities and machines, as well as market-related downtime at other facilities. It may become necessary to curtail even more production or permanently shut down even more machines or facilities. Such further curtailments and shutdowns would become increasingly likely as North American newsprint demand continues to decline or if market conditions otherwise worsen. Curtailments or shutdowns could result in goodwill or asset impairments and additional costs at the affected facilities, and could negatively impact our cash flows and materially affect our results of operations and financial condition.
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
We compete with North American, European and Asian producers in most of our product lines. Our products are sold and denominated in U.S. dollars, Canadian dollars and selected foreign currencies. A substantial portion of our manufacturing costs are denominated in Canadian dollars. In addition to the impact of product supply and demand, changes in the relative strength or weakness of such currencies, particularly the U.S. dollar, may also affect international trade flows of these products. A stronger U.S. dollar may attract imports into North America from foreign producers, increase supply and have a downward effect on prices, while a weaker U.S. dollar may encourage U.S. exports and increase manufacturing costs that are in Canadian dollars or other foreign currencies. Variations in the exchange rates between the U.S. dollar and other currencies, particularly the Euro and the currencies of Canada, Sweden and certain Asian countries, will significantly affect our competitive position compared to many of our competitors.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes depends primarily on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects. During the last two years, the relative value of the Canadian dollar ranged from US$1.02 in March 2008 to US$0.77 in October 2008 and back to US$0.95 as of December 31, 2009. Based on exchange rates and operating conditions projected for 2010, and prior to the impact of our plan or plans of reorganization, we project that a one-cent increase in the Canadian-U.S. dollar exchange rate would decrease our pre-tax income (loss) for 2010 by approximately $22 million.
If the Canadian dollar continues to remain strong versus the U.S. dollar, it could influence the foreign exchange rate assumptions that are used in our evaluation of long-lived assets for impairment and consequently, result in asset impairment charges. See the discussion under “Critical Accounting Estimates — Long-lived assets, other than goodwill” in Item 7.
We may not be successful in our strategy of increasing our share of coated and specialty papers and competing in growth markets with higher returns.
One of the components of our long-term strategy is to improve our portfolio of businesses by focusing on coated and specialty papers and competing more aggressively in growth markets with higher returns. There are risks associated with the implementation of this strategy, which is complicated and involves a substantial number of mills, machines and personnel. To the extent we are unsuccessful in achieving this strategy, our results of operations may be adversely affected.
We face intense competition in the forest products industry and the failure to compete effectively would have a material adverse effect on our business, financial condition or results of operations.
We compete with numerous forest products companies, many of which have greater financial resources than we do. There has been a continued trend toward consolidation in the forest products industry, leading to new global producers. These global producers are typically large, well-capitalized companies that may have greater flexibility in pricing and financial resources for marketing, investment and expansion than we do. The markets for our products are all highly competitive. Actions by competitors can affect our ability to sell our products and can affect the volatility of the prices at which our products are sold. While the principal basis for competition is price, we also compete on the basis of customer service, quality and product type. There has also been an increasing trend toward consolidation among our customers. With fewer customers in the market for our products, our negotiation position with these customers could be weakened. In addition, the Creditor Protection Proceedings and their associated risks and uncertainties may be used by our competitors in an attempt to divert our existing customers or may discourage future customers from purchasing our products under long-term agreements.
In addition, our industry is capital intensive, which leads to high fixed costs. Some of our competitors may be lower-cost producers in some of the businesses in which we operate. Global newsprint capacity, particularly Chinese and European newsprint capacity, has been increasing, which is expected to result in lower prices, volumes or both for our exported products. We believe that new hardwood pulp capacity at South American pulp mills has unit costs that are significantly below those of our hardwood kraft pulp mills. Other actions by competitors, such as reducing costs or adding low-cost capacity, may adversely affect our competitive position in the products we manufacture and consequently, our sales, operating income and cash flows. We may not be able to compete effectively and achieve adequate levels of sales and product margins. Failure to compete effectively would have a material adverse effect on our business, financial condition or results of operations.

The forest products industry is highly cyclical. Fluctuations in the prices of, and the demand for, our products could result in small or negative profit margins, lower sales volumes and curtailment or closure of operations.
The forest products industry is highly cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. Most of our paper and wood products are commodities that are widely available from other producers and even our coated and specialty papers are susceptible to these fluctuations. Because our commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture and distribute and consequently, our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general economic conditions in North America and worldwide. In 2008 and 2009, we experienced lower demand and decreased pricing for our wood products due to a weaker U.S. housing market. As a result, during 2008, we announced the curtailment of annualized capacity of approximately 1.3 billion board feet of lumber in the provinces of Quebec and British Columbia and during 2009, we continued our wood products’ operating rate at extremely low levels. We are not expecting any significant improvements in the U.S. housing market in 2010, but transaction prices have shown some improvement in early 2010. As such, we are continuing to conduct an in-depth review of our wood products business with the objective of selling non-core assets, consolidating facilities and curtailing or closing non-contributing operations. Curtailments or shutdowns could result in asset impairments at the affected facilities and could materially affect our results of operations or financial condition.
Our manufacturing businesses may have difficulty obtaining wood fiber at favorable prices, or at all.
Wood fiber is the principal raw material we use in our business. We use both virgin fiber (wood chips and logs) and recycled fiber (old newspapers and magazines) as fiber sources for our paper mills. The primary source for wood fiber is timber. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada and the United States. In addition, future domestic or foreign legislation, litigation advanced by Aboriginal groups and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest biodiversity and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. As is typical in the industry, we do not maintain insurance for any loss to our outstanding timber from natural disasters or other causes.
Wood fiber is a commodity and prices historically have been cyclical, are subject to market influences and may increase in particular regions due to market shifts. Pricing of recycled fiber is also subject to market influences and has experienced significant fluctuations. During the last two years, the prices of old newspapers have ranged from a high of $195 average per ton during the third quarter of 2008 to a low of $76 average per ton during the first quarter of 2009 and averaged $131 per ton during the fourth quarter of 2009. There can be no assurance that prices of recycled fiber will remain at their current level. Any sustained increase in fiber prices would increase our operating costs and we may be unable to increase prices for our products in response.
Although we believe that the balance of fiber supply between our internal sources and the open market is adequate to support our current wood products and paper and pulp production requirements, there can be no assurance that access to fiber will continue at the same levels achieved in the past. The cost of softwood fiber and the availability of wood chips may be affected. If our cutting rights pursuant to the forest licenses or forest management agreements are reduced or if any third-party supplier of wood fiber stops selling or is unable to sell wood fiber to us, our financial condition or operating results could suffer.
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
The prices for raw materials and energy are volatile and may change rapidly, directly affecting our results of operations. The availability of raw materials and energy may also be disrupted by many factors outside our control, adversely affecting our operations. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years and prices every year since 2005 have exceeded long-term historical averages. As a result, fluctuations in energy prices will impact our manufacturing costs and contribute to earnings volatility.

We are a major user of renewable natural resources such as water and wood. Accordingly, significant changes in climate and forest diseases or infestation could affect our financial condition or results of operations. The volume and value of timber that we can harvest or purchase may be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes. Also, we can provide no assurance that we will be able to maintain our rights to utilize water or to renew them at conditions comparable to those currently in effect.
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
We believe we are the largest employer in the Canadian pulp and paper sector and have the sector’s largest representation by unions. A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada expired at the end of April 2009, as have those for the Calhoun and Catawba facilities. The Communications, Energy and Paperworkers Union of Canada (the “CEP”) has selected contract talks with us to set the industry-wide pattern for contracts that will replace current expired agreements. We recently reached an agreement in principle with representatives of both the CEP and the Confederation des syndicats nationaux (the “CSN”), subject to a ratification vote of their members and to the resolution of multi-party pension deficit discussions that are continuing between the CCAA filers and various governments and unions in Canada. The members of the CSN have ratified that agreement. The employees at the Mokpo facility have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear; we served the six-month notice necessary to terminate the collective bargaining agreement related to the Mokpo facility on June 19, 2009. While negotiations with the unions in the past have resulted in collective bargaining agreements, as is the case with any negotiation, we may not be able to negotiate acceptable new agreements, which could result in strikes or work stoppages by affected employees. Renewal of collective bargaining agreements could also result in higher wage or benefit costs. Therefore, we could experience a disruption of our operations or higher ongoing labor costs which could have a material adverse effect on our business, financial condition or results of operations.
While negotiations are either underway or will begin shortly in each of the foregoing cases, we are currently reviewing all of our collective bargaining agreements in the context of the Creditor Protection Proceedings with a view to reducing costs. At this time, we cannot predict the impact of the Creditor Protection Proceedings on our labor costs, labor relations or any potential disruption of operations.
Our operations require substantial capital and we may not have adequate capital resources to provide for all of our capital requirements.
Our businesses are capital intensive and require that we regularly incur capital expenditures in order to maintain our equipment, increase our operating efficiency and comply with environmental laws. In addition, significant amounts of capital may be required to modify our equipment to produce alternative grades with better demand characteristics or to make significant improvements in the characteristics of our current products. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs and capital expenditures, we would have to obtain additional funds from borrowings or other available sources or reduce or delay our capital expenditures. Current global credit conditions and the downturn in the global economy have resulted in a significant decline in the credit markets and the overall availability of credit. We may not be able to obtain additional funds on favorable terms or at all. If we cannot maintain or upgrade our equipment as we require, we may become unable to manufacture products that compete effectively. At this time, we cannot predict the impact of the Creditor Protection Proceedings on our capital expenditure program.
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
We manufacture products in Canada, the United States and South Korea and sell products throughout the world. Paper prices are tied to the health of the economies of North and South America, Asia and Europe, as well as to paper inventory levels in these regions. The economic and political climate of each region has a significant impact on our costs and the prices of, and demand for, our products. Changes in regional economies or political instability, including acts of war or terrorist activities, can affect the cost of manufacturing and distributing our products, pricing and sales volume, directly affecting our results of operations. Such changes could also affect the availability or cost of insurance.
We may be required to record additional environmental liabilities.
We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing air emissions, wastewater discharges, timber harvesting, the storage, management and disposal of hazardous substances and waste, the clean-up of contaminated sites, landfill operation and closure, forestry operations, endangered species habitat, and health and safety. As an owner and operator of real estate and manufacturing and processing facilities, we may be liable under environmental laws for cleanup and other costs and damages, including tort liability and damages to natural resources, resulting from past or present spills or releases of hazardous or toxic substances on or from our current or former properties. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of, any spill or release of hazardous or toxic substances on or from our property, or at properties where we arranged for the disposal of regulated materials. Claims may arise out of currently unknown environmental conditions or aggressive enforcement efforts by governmental or private parties. As a result of the above, we may be required to record additional environmental liabilities. For additional information, see “Environmental Matters” in Item 7.
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
To the extent climate change impacts raw material availability or our electricity production, it may also impact our costs and revenues. Furthermore, should financial markets view climate change as a financial risk, our ability to access capital markets or to receive acceptable terms and conditions could be affected.
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
For information regarding long-lived asset impairment charges recorded in 2009, 2008 and 2007, see Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net,” and Note 7, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges,” to our Consolidated Financial Statements. It is possible that we could record additional non-cash long-lived asset impairment charges in future periods when there is a triggering event.
We have net liabilities with respect to our pension plans and the actual cost of our pension plan obligations could exceed current provisions.
As of December 31, 2009, our defined benefit pension plans were under-funded by an aggregate of approximately $424 million on a financial accounting basis. Our future funding obligations for the defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and demographic experience (e.g., mortality and retirement rates) and any changes in government laws and regulations. Any adverse change to any of these factors may require us to increase our cash contributions to our pension plans and those additional contributions could have a material adverse effect on our cash flows and results of operations.
We obtained an order from the Canadian Court on May 8, 2009 specifying that the payment of special contributions for past service to Canadian pension plans maintained by Abitibi and Bowater could be suspended. Abitibi and Bowater continue to make their respective Canadian pension plan contributions for current service costs.
The determination of projected benefit obligations and the recognition of expenses related to our pension plan obligations are dependent on assumptions used in calculating these amounts. These assumptions include, among other things, expected rates of return on plan assets, which are developed using our historical experience applied to our target allocation of investments in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third-party actuarial consultants and adjusted as necessary. Any deterioration in the global securities markets could impact the value of the assets included in our defined benefit pension plans, which could materially impact future minimum cash contributions. We continue to evaluate our pension and other postretirement benefit obligations in the context of the Creditor Protection Proceedings and as a result, our current expectations regarding such obligations in 2010 and beyond are uncertain at this time and are subject to change. Multi-party pension deficit discussions are continuing between the CCAA filers and various governments and unions in Canada as we work on developing the reorganization strategy.
We may not be compensated for the expropriation of certain assets by the Government of Newfoundland and Labrador.
On December 16, 2008, following our December 4, 2008 announcement of the permanent closure of our Grand Falls newsprint mill, the Government of Newfoundland and Labrador, Canada passed legislation under Bill 75 to expropriate, among other things, all of our timber rights, water rights, leases and hydroelectric assets in the province of Newfoundland and Labrador, whether partially or wholly owned through our subsidiaries and affiliated entities. The Government of Newfoundland and Labrador also announced that it does not plan to compensate us for the loss of the water and timber rights, but has indicated that it may compensate us for certain of our hydroelectric assets. However, it has made no commitment to ensure that such compensation would represent the fair market value of such assets.
On February 25, 2010, we filed a Notice of Arbitration under NAFTA, which asserts that the expropriation was arbitrary, discriminatory and illegal. Our claim seeks direct compensation for damages of approximately Cdn$500 million, plus additional costs and relief. Although we believe that the Canadian Government will be required to compensate us for the fair market value of the expropriated assets, there can be no assurance that it will and we have not recognized an asset for such claim in our Consolidated Financial Statements. We continue to reach out to the Canadian Government in an effort to come to a negotiated settlement and avoid protracted NAFTA proceedings. See Item 1, “Business – Expropriation,” for additional information.
We could be compelled to remediate certain sites we formerly owned and/or operated in the province of Newfoundland and Labrador.
On November 12, 2009, the province of Newfoundland and Labrador issued five orders under section 99 of its Environmental Protection Act, which we appealed unsuccessfully, to require us to proceed immediately with the environmental remediation of various sites formerly owned or operated by us (some of which the province has expropriated with Bill 75). It also filed a motion with the Canadian Court for a declaratory judgment to the effect that its remediation orders are not subject to the stay of proceedings granted pursuant to the Initial Order and are not subject to compromise under a plan of arrangement because they consist of non-monetary injunctive orders. The province also contends that the definition of “claim” in the Initial Order is overly broad and inconsistent with the definition in the CCAA, and therefore unconstitutional. The province of British Columbia intervened to the proceedings in support of Newfoundland and Labrador’s constitutional argument. We contest vigorously the motion on the grounds that the remediation orders are essentially monetary in nature (or, if anything, contingent claims) and that the province should have filed a claim in the Creditor Protection Proceedings to recover the estimated costs of the remediation work. If the Canadian Court rules in favor of the province of Newfoundland and Labrador, we could be compelled to remediate those sites, which could require us to, among other things, prepare a plan of remediation, obtain the province’s approval of the plan and finance and carry out the remediation work to the satisfaction of the province by January 15, 2011, or by a later date acceptable to the province. We cannot provide a reliable estimate of the potential costs of any remediation at this time, but the financial impact of an adverse decision could materially affect our results of operations and financial position. The hearing took place on February 24, 25 and 26, 2010; the matter is currently before the Canadian Court and the parties expect a decision imminently.
The continued decline in the global economy and the Creditor Protection Proceedings may significantly inhibit our ability to sell assets.
Non-core asset sales have been and may continue to be a source of additional liquidity, subject to the approval of the applicable Court or the Monitor, as applicable. We periodically review timberlands and other assets and sell such assets as a source of additional liquidity. However, as a result of the current global economy and credit conditions, it may be difficult for potential purchasers to obtain the financing necessary to buy such assets. As a result, we may be forced to sell the assets for significantly lower amounts than planned or may not be able to sell them at all. No assurances can be provided that the Courts or the Monitor, as applicable, will approve such sales or as to the timing of any such approvals.

We could lose any or all of our equity interest in ANC.
On June 15, 2009, we filed a motion with the U.S. Court to reject the Call Agreement in respect of ANI, an indirect subsidiary of Woodbridge and our partner in ANC. ANC is the partnership that owns and operates the Augusta newsprint mill. The Call Agreement obligated ACSC to either buy out ANI at a price well above market, or risk losing all of its equity in the joint venture pursuant to forced sale provisions. The U.S. Court granted our motion on October 27, 2009 and approved our rejection of the Call Agreement. Our counterparties to the Call Agreement filed a Notice of Appeal with the U.S. Court on November 3, 2009. If the U.S. Court does not uphold the U.S. Court’s judgment and a forced sale is consummated, there can be no assurance that we would be able to recover any or all of our 52.5% equity interest in ANC, which as of December 31, 2009, was approximately $42 million.
Also, on March 9, 2010, Woodbridge filed a motion in the U.S. Court to force ACSC to reject the partnership agreement governing ANC. If ACSC were forced to reject the partnership agreement, the future of the Augusta mill would be uncertain.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Information regarding our owned properties is included in Item 1, “Business,” of this Annual Report on Form 10-K.
In addition to the properties that we own, we also lease under long-term leases certain timberlands, office premises and office and transportation equipment and have cutting rights with respect to certain timberlands. Information regarding timberland, capital and operating leases and cutting rights is included in Note 24, “Timberland, Capital and Operating Leases and Purchase Obligations,” to our Consolidated Financial Statements. The commencement of the Creditor Protection Proceedings constituted an event of default with respect to certain contracts, including without limitation certain leases of real property. However, as a result of the Creditor Protection Proceedings, all actions against us have been stayed and no action may be undertaken against us for these defaults during the stay period. We conducted a review of certain of our executory contracts in order to determine which contracts, if any, would be assumed in the Creditor Protection Proceedings and which contracts would be rejected or repudiated by us. As such, we have rejected and repudiated a number of leases, including leases of real estate and equipment, and have assumed or assigned certain others.
ITEM 3. LEGAL PROCEEDINGS
Creditor Protection Proceedings
As previously discussed, on April 16, 2009 and December 21, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for relief under Chapter 11. In addition, on April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries sought creditor protection under the CCAA. On April 17, 2009, Abitibi and ACCC each filed Chapter 15 Cases to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings and also on that date, AbitibiBowater Inc. and certain of its subsidiaries in the Chapter 11 Cases obtained orders under the 18.6 Proceedings. Our wholly-owned subsidiaries that operate the Bridgewater, United Kingdom (which is under administration) and Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries continue to operate outside of the Creditor Protection Proceedings. For additional information, see Item 1, “Business – Creditor Protection Proceedings and – Bridgewater Administration.”
Expropriation
As previously discussed, on December 16, 2008, following our December 4, 2008 announcement of the permanent closure of our Grand Falls newsprint mill, the Government of Newfoundland and Labrador, Canada passed legislation under Bill 75 to expropriate, among other things, all of our timber rights, water rights, leases and hydroelectric assets in the province of Newfoundland and Labrador, whether partially or wholly owned through our subsidiaries and affiliated entities. The Government of Newfoundland and Labrador also announced that it does not plan to compensate us for the loss of the water and timber rights, but has indicated that it may compensate us for certain of our hydroelectric assets. However, it has made no commitment to ensure that such compensation would represent the fair market value of such assets. As a result of the expropriation, in the fourth quarter of 2008, we recorded, as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million.

On February 25, 2010, we filed a Notice of Arbitration under NAFTA, which asserts that the expropriation was arbitrary, discriminatory and illegal. Our claim seeks direct compensation for damages of approximately Cdn$500 million, plus additional costs and relief. Although we believe that the Canadian Government will be required to compensate us for the fair market value of the expropriated assets, there can be no assurance that it will and we have not recognized an asset for such claim in our Consolidated Financial Statements. We continue to reach out to the Canadian Government in an effort to come to a negotiated settlement and avoid protracted NAFTA proceedings. For additional information, see Item 1, “Business – Expropriation.”
Legal Items
We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Although the final outcome of any of these matters is subject to many variables and cannot be predicted with any degree of certainty, we establish reserves for a matter (including legal costs expected to be incurred) when we believe an adverse outcome is probable and the amount can be reasonably estimated. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on our results of operations in any given quarter or year.
Subject to certain exceptions, all litigation against the Debtors that arose or may arise out of pre-petition conduct or acts is subject to the automatic stay provisions of Chapter 11 and the CCAA and the orders of the Courts rendered thereunder. In addition, any recovery by the plaintiffs in those matters will be treated consistent with all other general unsecured claims in the Creditor Protection Proceedings. We believe that these matters will not have a material adverse effect on our results of operations or financial position.
On November 12, 2009, the province of Newfoundland and Labrador issued five orders under section 99 of its Environmental Protection Act, which we appealed unsuccessfully, to require us to proceed immediately with the environmental remediation of various sites formerly owned or operated by us (some of which the province has expropriated with Bill 75). It also filed a motion with the Canadian Court for a declaratory judgment to the effect that its remediation orders are not subject to the stay of proceedings granted pursuant to the Initial Order and are not subject to compromise under a plan of arrangement because they consist of non-monetary injunctive orders. The province also contends that the definition of “claim” in the Initial Order is overly broad and inconsistent with the definition in the CCAA, and therefore unconstitutional. The province of British Columbia intervened to the proceedings in support of Newfoundland and Labrador’s constitutional argument. We contest vigorously the motion on the grounds that the remediation orders are essentially monetary in nature (or, if anything, contingent claims) and that the province should have filed a claim in the Creditor Protection Proceedings to recover the estimated costs of the remediation work. If the Canadian Court rules in favor of the province of Newfoundland and Labrador, we could be compelled to remediate those sites, which could require us to, among other things, prepare a plan of remediation, obtain the province’s approval of the plan and finance and carry out the remediation work to the satisfaction of the province by January 15, 2011, or by a later date acceptable to the province. We cannot provide a reliable estimate of the potential costs of any remediation at this time, but the financial impact of an adverse decision could materially affect our results of operations and financial position. The hearing took place on February 24, 25 and 26, 2010; the matter is currently before the Canadian Court and the parties expect a decision imminently.
On June 15, 2009, we filed a motion with the U.S. Court to reject the Call Agreement in respect of ANI, an indirect subsidiary of Woodbridge and our partner in ANC. ANC is the partnership that owns and operates the Augusta newsprint mill. The Call Agreement obligated ACSC to either buy out ANI at a price well above market, or risk losing all of its equity in the joint venture pursuant to forced sale provisions. The U.S. Court granted our motion on October 27, 2009 and approved our rejection of the Call Agreement. Our counterparties to the Call Agreement filed a Notice of Appeal with the U.S. Court on November 3, 2009. Also, on March 9, 2010, Woodbridge filed a motion in the U.S. Court to force ACSC to reject the partnership agreement governing ANC. If ACSC were forced to reject the partnership agreement, the future of the Augusta mill would be uncertain. Our counterparties to the Call Agreement filed proofs of claim for approximately Cdn$260 million (which reflects the exchange rate to Canadian dollars on the date of the commencement of the Creditor Protection Proceedings) and $214 million in the CCAA and Chapter 11 claims process, respectively.
Following the announcement of the permanent closure of our Donnacona, Quebec paper mill, on December 3, 2008, the Centrale Syndicale Nationale (“CSN”) and the employees of the Donnacona mill filed against us, Investissement Quebec and the Government of the province of Quebec a civil lawsuit before the Superior Court of the district of Quebec. The CSN and the employees also filed a grievance claim for labor arbitration on the same basis. The CSN and the employees are claiming an amount of approximately $48 million in salary through April 30, 2011, as well as moral and exemplary damages, arguing that we failed to respect the obligations subscribed in the context of a loan made by Investissement Quebec. The CSN and the employees are also claiming that Investissement Quebec and the Government are solidarily responsible for the loss allegedly sustained by the employees. We believe our defense is meritorious and intend to contest this matter vigorously. This litigation is now stayed as a result of the CCAA Proceedings.

On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the Combination. The Levin Group, L.P. seeks damages of not less than $70 million, related costs and such other relief as the court deems just and proper. We believe this claim is entirely without merit and intend to continue to contest this matter vigorously. This complaint was dismissed and, prior to the commencement of the Chapter 11 Cases, the complaint was pending before the Court of Common Pleas in Greenville County, South Carolina. This litigation is now stayed as a result of the commencement of the Chapter 11 Cases. We filed a motion with the U.S. Court on December 15, 2009 to reject the engagement letter entered into with The Levin Group, L.P. The Levin Group, L.P. has filed a proof of claim for $88 million in the Chapter 11 claims process.
On April 26, 2006, we received a notice of violation from the U.S. Environmental Protection Agency alleging four violations of the Clean Air Act at our Calhoun newsprint mill for which penalties in excess of $100,000 could have been imposed. We settled this matter with the U.S. Environmental Protection Agency and the Department of Justice in 2009 for a civil penalty of $30,000 and mutually agreeable permit limits.
Since late 2001, Bowater, several other paper companies, and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury. These suits have been filed by approximately 1,800 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York and Texas. Approximately 1,000 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 800 claims remain. Any pending actions against Bowater are currently stayed as a result of the commencement of the Chapter 11 Cases.
For a discussion of environmental matters we are subject to, see “Environmental Matters” in Item 7.
ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading under the symbol “ABH” on both the NYSE and the TSX on October 29, 2007, following the consummation of the Combination. As a result of the Creditor Protection Proceedings, each of the NYSE and the TSX delisted our common stock at the opening of business on May 21, 2009 and at the close of market on May 15, 2009, respectively. Our common stock is currently traded in the over-the-counter market and is quoted on the Pink Sheets and on the OTC Bulletin Board under the symbol “ABWTQ.”
The high and low prices of our common stock for 2009 and 2008, by quarter, are set forth below. The data after May 21, 2009 reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

2008
First quarter	$26.13	$4.70
Second quarter	$14.89	$8.65
Third quarter	$9.76	$3.75
Fourth quarter	$4.24	$0.24
2009
First quarter	$1.25	$0.31
Second quarter	$0.60	$0.11
Third quarter	$0.18	$0.10
Fourth quarter	$0.34	$0.10

As of February 28, 2010, there were 3,017 holders of record of our common stock.
During the fourth quarter of 2007, the payment of a quarterly dividend to shareholders was suspended indefinitely. Additionally, under the terms of our debtor in possession financing arrangements and our Creditor Protection Proceedings, we cannot pay dividends on our common stock for the duration of our Creditor Protection Proceedings.
See Item 12 of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents summary historical consolidated financial information for each of the last five years. The selected financial information for the years ended December 31, 2009, 2008 and 2007 and as of December 31, 2009 and 2008 under the captions “Statement of Operations Data,” “Segment Sales Information” and “Financial Position” shown below has been derived from our audited Consolidated Financial Statements. All other data under the above-referenced sections has been derived from Bowater’s audited consolidated financial statements not included in this Annual Report on Form 10-K. This table should be read in conjunction with Items 7 and 8. On October 29, 2007, Abitibi and Bowater became subsidiaries of AbitibiBowater Inc. See information regarding the Combination in Note 1, “Organization and Basis of Presentation,” and Note 5, “Business Combination,” to our Consolidated Financial Statements. The data set forth below reflects the results of operations and financial position of Bowater for the periods before October 29, 2007 and those of both Abitibi and Bowater for periods beginning on or after October 29, 2007, and may not be indicative of our future financial condition or results of operations (see “Risk Factors” in Item 1A).

(In millions, except per share amounts or
otherwise indicated)	2009	2008	2007	2006	2005

Statement of Operations Data
Sales	$4,366	$6,771	$3,876	$3,530	$3,484
Operating (loss) income (1)	(375)	(1,430)	(400)	41	99
Reorganization items, net (2)	(639)	–	–	–	–
Loss before extraordinary item and cumulative effect of accounting changes (3)	(1,682)	(1,951)	(491)	(130)	(130)
Net loss attributable to AbitibiBowater Inc. (4)	(1,553)	(2,234)	(490)	(138)	(121)
Basic and diluted net loss per share attributable to AbitibiBowater Inc. common shareholders	(26.91)	(38.79)	(14.11)	(4.64)	(4.05)
Dividends declared per common share(5)	–	–	1.15	1.54	1.54

Segment Sales Information
Newsprint	$1,802	$3,238	$1,574	$1,438	$1,429
Coated papers	416	659	570	612	625
Specialty papers	1,331	1,829	800	570	477
Market pulp	518	626	600	559	534
Wood products	290	418	318	332	385
Other	9	1	14	19	34

	$4,366	$6,771	$3,876	$3,530	$3,484

Financial Position
Fixed assets, net (6)	$3,897	$4,507	$5,733	$2,939	$3,134
Total assets	7,112	8,072	10,287	4,646	5,152
Long-term debt, net of current portion (7)	274	5,293	5,059	2,267	2,422
Total debt (7)	1,465	5,970	5,648	2,267	2,477

Additional Information
Cash flow provided by (used in) operating activities	$46	$(420)	$(247)	$182	$169
Cash invested in fixed assets	$101	$186	$128	$199	$168
Employees (number)	12,100	15,900	18,000	7,400	8,000

(1)	Operating (loss) income for 2009, 2008, 2007, 2006 and 2005 included a net gain on disposition of assets of $91 million, $49 million, $145 million, $186 million and $66 million, respectively. Operating (loss) income for 2009, 2008, 2007, 2006 and 2005 included closure costs, impairment of assets other than goodwill and other related charges of $202 million, $481 million, $123 million, $53 million and $83 million, respectively. Operating loss for 2009 included $276 million for alternative fuel mixture tax credits (see “Liquidity and Capital Resources – Bowater liquidity – Alternative fuel mixture tax credits” in Item 7 for additional information). Operating (loss) income for 2008 and 2006 included impairment of goodwill charges of $810 million and $200 million, respectively. Operating loss for 2007 included a charge for an arbitration award of $28 million. Operating income for 2006 included a lumber duties refund of $92 million.

(2)	Certain expenses and charges that have been incurred as part of our work towards a comprehensive restructuring plan or directly related to or resulting from the reorganization process under the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in our Consolidated Statements of Operations. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Consolidated Financial Statements.

(3)	Effective January 1, 2009, we adopted new accounting guidance governing the accounting for and reporting of noncontrolling interests, which required retrospective application. The adoption impacted certain captions previously used in our Consolidated Statements of Operations, largely identifying net loss including noncontrolling interests

(previously referred to as minority interests) and net loss attributable to AbitibiBowater Inc.

(4)	Net loss attributable to AbitibiBowater Inc. in 2008 includes a $256 million extraordinary loss (no related income tax benefit), or $4.45 per share, for the non-cash write-off of the carrying value of our timber rights, water rights, leases and hydroelectric assets in the province of Newfoundland and Labrador, which were expropriated by the Government of Newfoundland and Labrador in the fourth quarter of 2008. For additional information, see Item 1, “Business – Expropriation.”

(5)	Dividends were declared quarterly. During the fourth quarter of 2007, the payment of a quarterly dividend to shareholders was suspended indefinitely. Additionally, under the terms of our debtor in possession financing arrangements and our Creditor Protection Proceedings, we cannot pay dividends on our common stock for the duration of our Creditor Protection Proceedings.

(6)	We sold 491,356 acres, 46,400 acres, 133,600 acres, 535,200 acres and 29,900 acres of timberlands in 2009, 2008, 2007, 2006 and 2005, respectively.

(7)	The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings. Due to the commencement of the Creditor Protection Proceedings, our Consolidated Balance Sheets as of December 31, 2009 include unsecured pre-petition debt obligations of $4,886 million (included in “Liabilities subject to compromise”) and secured pre-petition debt obligations of $980 million (included in current liabilities). For additional information, see “Liquidity and Capital Resources” in Item 7.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) provides information that we believe is useful in understanding our results of operations, cash flows and financial condition for the years ended December 31, 2009, 2008 and 2007.
Our Financial Information and the Going Concern Assumption
This discussion should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements, which have been prepared assuming that AbitibiBowater will continue as a going concern. For a discussion of the going concern assumption, as well as the ramifications if the going concern basis is not appropriate, see Item 1, “Business – Going Concern.”
Creditor Protection Proceedings
As previously discussed, on April 16, 2009 and December 21, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for relief under Chapter 11. In addition, on April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries sought creditor protection under the CCAA. On April 17, 2009, Abitibi and ACCC each filed Chapter 15 Cases to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings and also on that date, AbitibiBowater Inc. and certain of its subsidiaries in the Chapter 11 Cases obtained orders under the 18.6 Proceedings. Our wholly-owned subsidiaries that operate the Bridgewater, United Kingdom (which is under administration, as discussed in Item 1, “Business – Bridgewater Administration”) and Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries continue to operate outside of the Creditor Protection Proceedings.
See Item 1, “Business – Creditor Protection Proceedings,” for information regarding the following as it relates to our Creditor Protection Proceedings:
•	U.S. and Canadian filings for creditor protection;

•	Debtor in possession financing arrangements (which are discussed in further detail below in “Liquidity and Capital Resources”);

•	Reorganization process;

•	Listing and trading of our common stock and the exchangeable shares of AbitibiBowater Canada Inc.; and

•	Reporting requirements.
Bridgewater Administration
See Item 1, “Business – Bridgewater Administration,” for information regarding our BPCL subsidiary’s filing for administration in the United Kingdom on February 2, 2010.

Our Financial Information and the Combination of Bowater and Abitibi
As discussed in more detail in Item 1, “Business,” on October 29, 2007, Bowater and Abitibi combined in a merger of equals with each becoming a subsidiary of AbitibiBowater Inc. Bowater was deemed to be the “acquirer” of Abitibi for accounting purposes; therefore, the financial information and discussion below reflect the results of operations and cash flows of Bowater for the periods before October 29, 2007 and those of both Abitibi and Bowater for periods beginning on or after October 29, 2007.
Business Fundamentals
Through our subsidiaries, we manufacture newsprint, coated and specialty papers, market pulp and wood products. We operate pulp and paper manufacturing facilities in Canada, the United States and South Korea and wood products facilities in Canada. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products.
We manufacture approximately six million metric tons annually of a broad range of mechanical-based printing papers – newsprint, coated mechanical and mechanical specialty papers. These products are sold to leading publishers, commercial printers and advertisers. We also sell pulp that is not used in the production of our newsprint, coated and specialty printing papers to paper, tissue and toweling manufacturers who do not have a sufficient supply of pulp for their own needs. We are involved in the recovery of old paper, which fulfills part of our recycled fiber needs. We operate sawmills that can produce approximately three billion board feet of lumber annually and provide a source of residual wood chips that we use to manufacture pulp and paper. We also operate remanufacturing and engineered wood facilities. Our wood products are sold to a diversified group of customers, including large retailers, buying groups, distributors, wholesalers and industrial accounts.
To produce our pulp and paper products, as of December 31, 2009, excluding facilities we have permanently closed as of such date, we owned or operated 23 pulp and paper mills, 20 of which are located in eastern North America. Mills outside of eastern North America included a newsprint mill in the state of Washington for which we are the managing partner, a newsprint mill in the United Kingdom, and a newsprint mill in South Korea that provides access to the growing Asian markets.
Our North American manufacturing facilities are located near key domestic markets and many have access to export markets. They are supported by approximately 44 million acres of timberland – approximately 1 million acres are owned or leased and the balance of 43 million acres is under long-term cutting rights on Crown-owned land in Canada.
In general, our products are globally-traded commodities. Pricing and the level of shipments of these products will continue to be influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates. North American demand for newsprint continued to decline in 2009 and there is no indication as to whether or when the demand will stabilize.
The manufacturing facilities we operate are capital intensive and require significant amounts of cash to maintain. Our ability to generate positive cash flow is dependent on achieving revenues that exceed manufacturing and interest costs and on the amount of cash that must be reinvested in the business.
A significant portion of our manufacturing facilities are located outside the U.S.; however, the majority of our sales are denominated in U.S. dollars. Therefore, fluctuations in currency rates can have a significant impact on our revenues, costs, relative cost competitiveness and cash flows. In particular, our results can be materially influenced by the movement of the Canadian dollar. A stronger Canadian dollar will typically weaken our results, whereas a weaker Canadian dollar will tend to strengthen our earnings. We can also be subject to government imposed trade restrictions that can limit shipments or increase costs.
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

Business Strategy and Outlook
We are attempting to stabilize our business by preserving all or a portion of the enterprise and evaluating our various operations, corporate structure and headcount to develop a comprehensive restructuring plan in an effective and timely manner, all in consultation with our business and financial advisors. As we develop a comprehensive restructuring plan, we are also consulting with the Monitor and the Creditors’ Committee and any such plan will be subject to the approval of the affected creditors and the Courts. There can be no assurance that any such plan will be confirmed or approved by any of the affected creditors or the Courts, or that any such plan will be implemented successfully.
Since the fourth quarter of 2007, we have experienced significant recurring losses and negative operating cash flows, and have taken numerous actions to mitigate these losses and negative cash flows, including, among other things: (i) the permanent closures and indefinite idling of certain non-profitable facilities, as well as market-related downtime at other facilities, to reduce our production, (ii) the idling of more than 50% of our lumber production and the consolidation of certain of our wood products operations in Eastern Canada, which materially improved our cost competitiveness and has reduced our loss on the business as the business segment continues to be challenged by severe economic conditions and (iii) the successful implementation in 2008 of price increases in newsprint, coated papers, specialty papers and market pulp.
However, as noted below under “Business and Financial Review,” there was a precipitous decline in demand for all of our products and a corresponding decline in selling prices starting in the fourth quarter of 2008, which continued in 2009 as a result of the global economy and weakness in our North American market. In response to these conditions, we announced several actions in the fourth quarter of 2008, including:
•	The permanent closure of our Grand Falls newsprint mill, representing 205,000 metric tons annually;

•	The indefinite idling of our Alabama River newsprint mill, representing 265,000 metric tons annually;

•	The immediate idling of two paper machines at our Calhoun facility, representing 230,000 metric tons of capacity, including 120,000 metric tons of newsprint and 110,000 metric tons of specialty grades; and

•	Rotating monthly downtime at other facilities across the organization until market conditions improved.
Market and pricing conditions continued to worsen subsequent to the commencement of our Creditor Protection Proceedings for most of our paper grades. Therefore, in response to these continued declining conditions and in developing our comprehensive restructuring plan, we have taken the following actions:
•	We repudiated contracts with Boralex Dolbeau Inc. (see Note 3, “Creditor Protection Proceedings – Reorganization process,” to our Consolidated Financial Statements), and following the repudiations, our Dolbeau facility has been effectively idled since July 7, 2009, representing 244,000 short tons of specialty papers annually;

•	We announced the indefinite idling of our two newsprint machines at our Thunder Bay facility effective August 21, 2009, representing 392,000 metric tons annually, one of which was restarted in February 2010.

•	In August 2009, we announced that we would continue to work on selling, general and administrative (“SG&A”) austerity measures with a target reduction of approximately $100 million on an annualized basis, as compared to 2008. The SG&A reduction efforts included, among other items, a 25% corporate headcount reduction and the suspension of 2009 incentive compensation plans, including special equity awards; and

•	In September 2009, we announced our intent to implement further production curtailments by indefinitely idling (either immediately or by October 31, 2009) certain additional non-profitable facilities and machines, including:
o	Our Beaupre paper mill, representing 241,000 metric tons of specialty papers annually;

o	A specialty paper machine at our Fort Frances facility, representing 70,000 metric tons annually;

o	A newsprint machine at our Clermont facility, representing 130,000 metric tons annually; and

o	A newsprint machine at our Coosa Pines paper mill, representing 170,000 metric tons annually.
•	In March 2010, we announced the indefinite idling of one of our newsprint machines at our Thorold facility, effective April 12, 2010, representing approximately 207,000 metric tons of newsprint annually.
As a result of increased customer orders, the Clermont newsprint machine has not been idled and the Fort Frances paper machine ran six weeks beyond its originally scheduled idling date.
Further non-profitable capacity curtailments for 2010 may become necessary if newsprint demand declines or if global conditions worsen for all of our product lines. In our wood products business segment, we expect our 2010 operating rate to continue at extremely low levels and we will continue to take curtailment and other actions to minimize the financial impact as a result of the economic conditions.
Although the price of newsprint in North America collapsed to extremely low levels in the summer of 2009, as reported by third-party sources, we announced North American newsprint price increases of $35 per metric ton in each of September and October 2009 and $25 per metric ton in March 2010. We also announced an additional North American newsprint price increase of $25 per metric ton to be implemented in April 2010.
We continue to divest non-core assets, subject to the approval of the Courts or the Monitor, as applicable, as a source of additional liquidity. For information regarding significant asset sales we completed in 2009, see “Liquidity and Capital Resources – Overview” below. For the duration of the Creditor Protection Proceedings, any divestiture not subject to certain de minimis asset sale thresholds under the Creditor Protection Proceedings must be approved by the applicable Court or the Monitor, as applicable. No assurances can be provided that such approvals will be obtained or as to the timing of any such approvals. Proceeds generated as a result of any divestiture: (i) may be deposited in trust with the Monitor, and require Court approval to release the proceeds or (ii) may have to be used to repay amounts outstanding pursuant to the terms of our debtor in possession financing arrangements or pre-petition secured indebtedness.
We continue to take a restricted approach to capital spending until market conditions improve and translate into positive cash flow. In light of the Creditor Protection Proceedings, any significant capital spending is subject to the approval of the applicable Court, and there can be no assurance that such approval would be granted.
In 2009, we recorded $276 million of alternative fuel mixture tax credits, which were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. This tax credit expired at the end of 2009.
Business and Financial Review
     Overview
In 2009, all of our paper product lines experienced significant demand declines due to trends in the newsprint industry and global economic conditions. North American newsprint consumption continued to decline in 2009 due to a significant decline in circulation and advertising. Demand for coated mechanical papers continued to decline in 2009 primarily due to sharp declines in advertising. The specialty papers industry experienced declines in 2009 in North American demand for standard uncoated mechanical papers, lightweight or directory grades and supercalendered high gloss papers. Global demand for market pulp increased slightly in 2009, despite significant declines in North America and Western Europe, which were partially offset by increased demand from China. Our wood products segment continues to be negatively impacted by lower demand due to a weak U.S. housing market.
For purposes of this “Business and Financial Review” section, Abitibi’s results include Donohue and Bowater’s results include Newsprint South for all periods presented.
Due to the Creditor Protection Proceedings and the significant uncertainties associated therewith, our past operating results and financial condition are not likely to be indicative of our future operating results and financial condition.

     Consolidated Results of Operations
Year Ended December 31, 2009 versus December 31, 2008

	Years Ended December 31,
(In millions, except per share amounts)	2009	2008	Change

Sales	$4,366	$6,771	$(2,405)
Operating loss	(375)	(1,430)	1,055
Net loss attributable to AbitibiBowater Inc.	(1,553)	(2,234)	681
Net loss per share attributable to AbitibiBowater Inc. – basic and diluted	(26.91)	(38.79)	11.88

Significant items that (unfavorably) favorably impacted operating loss:
Product pricing			$(838)
Shipments			(1,567)

Change in sales			(2,405)

Change in cost of sales and depreciation, amortization and cost of timber harvested			1,925

Change in distribution costs			270

Change in selling and administrative expenses			134

Change in impairment of goodwill			810

Change in closure costs, impairment of assets other than goodwill and other related charges			279

Change in net gain on disposition of assets			42

			$1,055

Sales
Sales decreased $2,405 million, or 35.5%, from $6,771 million in 2008 to $4,366 million in 2009. The decrease was primarily due to significantly lower shipments of newsprint, coated papers, specialty papers and wood products, as well as significantly lower transaction prices for newsprint, coated papers and market pulp. The impact of each of these items is discussed further below under “Segment Results of Operations.”
Operating loss
Operating loss decreased $1,055 million from $1,430 million in 2008 to $375 million in 2009. The above table analyzes the major items that decreased operating loss. A brief explanation of these major items follows.
Manufacturing costs decreased $1,925 million in 2009 compared to 2008, primarily due to lower volumes ($931 million), favorable currency exchange ($194 million), alternative fuel mixture tax credits ($276 million) and lower costs for labor and benefits ($135 million), depreciation ($124 million), wood and fiber ($109 million), maintenance ($49 million), energy ($20 million), fuel ($13 million) and other favorable cost variances. These lower costs were partially offset by higher costs for chemicals ($18 million). For additional information regarding the alternative fuel mixture tax credits, see “Alternative Fuel Mixture Tax Credits” below.
Distribution costs decreased $270 million in 2009 compared to 2008, due to significantly lower shipment volumes and lower distribution costs per ton.
Selling and administrative costs decreased $134 million in 2009 compared to 2008, primarily due to our cost reduction initiatives, as well as a $16 million reversal in 2009 of previously recorded Canadian capital tax liabilities as a result of legislation enacted which eliminated this tax, partially offset by $10 million of costs incurred in 2009 related to our unsuccessful refinancing efforts.
In 2008, we recorded an $810 million non-cash impairment charge for goodwill. Additionally, in 2009 and 2008, we recorded $202 million and $481 million, respectively, in closure costs, impairment of assets other than goodwill and other related charges, which are not associated with our work towards a comprehensive restructuring plan. We realized $91 million in net gains on disposition of assets in 2009 compared to $49 million in 2008. For additional information, see “Segment Results of Operations – Corporate and Other” below.
Net loss attributable to AbitibiBowater Inc.
Net loss attributable to AbitibiBowater Inc. in 2009 was $1,553 million, or $26.91 per common share, a decrease of $681 million, or $11.88 per common share, compared to $2,234 million, or $38.79 per common share, in 2008. The decrease was primarily due to the decrease in operating loss, as discussed above, and a decrease in interest expense resulting from the Creditor Protection Proceedings, a decrease in income taxes, as well as the extraordinary loss on expropriation of assets recorded in 2008. These decreases were partially offset by increases in reorganization items, net and other (expense) income, net. Each of these items, except for operating loss discussed above, is discussed further below under “Non-operating Items.”
Fourth Quarter of 2009 versus Fourth Quarter of 2008
Sales decreased $491 million, or 30.4%, from $1,617 million in the fourth quarter of 2008 to $1,126 million in the fourth quarter of 2009. The decrease was primarily due to significantly lower transaction prices for newsprint, coated papers and specialty papers, as well as significantly lower shipments of newsprint, coated papers and specialty papers.
Operating loss decreased $1,016 million from $1,059 million in the fourth quarter of 2008 to $43 million in the fourth quarter of 2009. The decrease was primarily due to the following:
•	a decrease in manufacturing costs of $291 million, primarily due to lower volumes ($129 million), alternative fuel mixture tax credits ($75 million) and lower costs for labor and benefits ($29 million), depreciation ($23 million), wood and fiber ($36 million), energy ($20 million), chemicals ($9 million) and other favorable cost variances, partially offset by unfavorable currency exchange ($82 million);

•	a decrease in distribution costs of $41 million, due to significantly lower shipment volumes and lower distribution costs per ton;

•	a decrease in selling and administrative costs of $29 million, primarily due to our cost reduction initiatives;

•	an $810 million non-cash impairment charge for goodwill recorded in 2008; and

•	a decrease in closure costs, impairment of assets other than goodwill and other related charges, which are not associated with our work towards a comprehensive restructuring plan, of $340 million.
The decreases discussed above were partially offset by the impact of the decrease in sales, as discussed above.
Interest expense decreased $51 million from $187 million in the fourth quarter of 2008 to $136 million in the fourth quarter of 2009, primarily as a result of the Creditor Protection Proceedings.
Other expense, net was $15 million in the fourth quarter of 2009 compared to other income, net of $42 million in the fourth quarter of 2008, primarily due to an unfavorable currency exchange as a result of a stronger Canadian dollar versus the U.S. dollar in the fourth quarter of 2009 compared to the fourth quarter of 2008.
Net loss attributable to AbitibiBowater Inc. for the fourth quarter of 2009 was $314 million, or $5.43 per common share, compared to $1,433 million, or $24.85 per common share, in the fourth quarter of 2008. The decrease was primarily due to the decreases in operating loss and interest expense, as discussed above, a decrease in income taxes, as well as the extraordinary loss on expropriation of assets of $256 million recorded in the fourth quarter of 2008. These decreases were partially offset by the increase in other (expense) income, net, as discussed above, as well as $239 million of reorganization items, net we expensed in the fourth quarter of 2009.

Year Ended December 31, 2008 versus December 31, 2007

	Years Ended December 31,
(In millions, except per share amounts)	2008	2007	Change

Sales	$6,771	$3,876	$2,895
Operating loss	(1,430)	(400)	(1,030)
Net loss attributable to AbitibiBowater Inc.	(2,234)	(490)	(1,744)
Net loss per share attributable to AbitibiBowater Inc. – basic and diluted	(38.79)	(14.11)	(24.68)

Significant items that favorably (unfavorably) impacted operating loss:
Product pricing – Bowater			$340
Shipments – Bowater			(260)
Sales – Abitibi			2,815

Change in sales			2,895

Manufacturing costs – Bowater			132
Manufacturing costs – Abitibi			(2,427)
Manufacturing costs - employee termination costs			27

Change in cost of sales and depreciation, amortization and cost of timber harvested			(2,268)

Distribution costs – Bowater			(7)
Distribution costs – Abitibi			(340)

Change in distribution costs			(347)

Selling and administrative expenses – Bowater			(1)
Selling and administrative expenses – Abitibi			(126)
Selling and administrative – merger and severance related costs			53

Change in selling and administrative expenses			(74)

Change in impairment of goodwill			(810)

Change in closure costs, impairment of assets other than goodwill and other related charges			(358)

Change in arbitration award			28

Change in net gain on disposition of assets			(96)

			$(1,030)

Sales
Sales increased in 2008 compared to 2007, primarily due to the inclusion of a full year of Abitibi’s results. Excluding sales of $665 million and $3,480 million attributable to Abitibi in 2007 and 2008, respectively, sales on a comparable basis increased $80 million, or 2.5%, from $3,211 million in 2007 to $3,291 million in 2008. The increase was primarily due to higher transaction prices for newsprint, coated papers, specialty papers and market pulp, partially offset by lower shipments of newsprint, coated papers, specialty papers, market pulp and wood products, as well as lower product pricing for wood products. The impact of each of these items is discussed further below under “Segment Results of Operations.”
Operating loss
Operating loss increased in 2008 compared to 2007. The inclusion of Abitibi’s results since October 29, 2007 contributed operating losses of $99 million and $772 million in 2007 and 2008, respectively. Excluding the impact of Abitibi’s results, the operating loss of $658 million in 2008 represents an increase of $357 million from the operating loss of $301 million in 2007. The above table analyzes the major items that increased operating loss. A brief explanation of these major items follows.
Manufacturing costs, excluding Abitibi’s results, decreased $132 million in 2008 compared to 2007, primarily due to lower volumes ($115 million) and lower costs for labor and benefits ($107 million), maintenance ($26 million), depreciation ($23 million), favorable currency exchange ($16 million) and other favorable cost variances. These lower costs were partially offset by higher costs for wood and fiber ($125 million), energy ($41 million) and chemicals ($39 million).
Distribution costs, excluding Abitibi’s results, were slightly higher in 2008 compared to 2007, despite a significant decrease in shipments year over year. Distribution costs per ton in 2008 were significantly higher as a result of our market mix of domestic versus export shipments, higher fuel charges by our carriers and the destination of customers.
Excluding the impact of Abitibi’s selling and administrative costs, the decrease in our selling and administrative expenses reflects the impact of merger-related costs and severance incurred in 2007 in connection with the Combination. These costs are discussed further below under “Segment Results of Operations – Corporate and Other.”
In 2008, we recorded an $810 million non-cash impairment charge for goodwill. Additionally, in 2008 and 2007, we recorded $481 million and $123 million, respectively, in closure costs, impairment of assets other than goodwill and other related charges. We realized $49 million in net gains on disposition of assets in 2008 compared to $145 million in 2007. For additional information, see “Segment Results of Operations – Corporate and Other” below.
Net loss attributable to AbitibiBowater Inc.
Net loss attributable to AbitibiBowater Inc. in 2008 was $2,234 million, or $38.79 per common share, an increase of $1,744 million, or $24.68 per common share, compared to $490 million, or $14.11 per common share, in 2007. The increase was primarily due to the extraordinary loss on expropriation of assets recorded in 2008, the increase in operating loss, as discussed above, and an increase in interest expense. These increases were partially offset by an increase in other income, net. Each of these items, except for operating loss discussed above, is discussed further below under “Non-operating Items.”
Non-operating Items - Years Ended December 31, 2009, 2008 and 2007
Interest expense
Interest expense decreased $109 million from $706 million in 2008 to $597 million in 2009. Pursuant to the Creditor Protection Proceedings, we ceased recording interest expense on certain pre-petition debt obligations. In accordance with FASB ASC 852, we have continued to record interest expense on our pre-petition debt obligations only to the extent that: (i) interest will be paid during the Creditor Protection Proceedings or (ii) it is probable that interest will be an allowed priority, secured or unsecured claim. As such, we have continued to accrue interest only on the Debtors’ pre-petition secured debt obligations and the CCAA filers’ pre-petition unsecured debt obligations (based on the expectation that accrued interest on the CCAA filers’ pre-petition debt obligations will be a permitted claim under the CCAA Proceedings) at the contractual non-default rates. Subsequent to the commencement of the Creditor Protection Proceedings, cash payments for interest are only being made on the Bowater DIP Agreement (as defined below), the Bowater pre-petition secured bank credit facilities and Abitibi’s pre-petition senior secured term loan, as well as the Abitibi DIP Agreement (as defined below) through December 9, 2009, the date such agreement was terminated. Additionally, as discussed in “Liquidity and Capital Resources” below, $72 million of accrued interest was paid to the holders of ACCC’s 13.75% Senior Secured Notes due 2011.
Interest expense increased $457 million from $249 million in 2007 to $706 million in 2008. This increase is primarily due to the inclusion of Abitibi for a full year in 2008 versus two months in 2007, as well as increased interest rates, higher Abitibi debt levels and amortization of deferred financing fees that resulted from the refinancing transactions consummated on April 1, 2008 and amendments to our secured bank credit facilities.
Other (expense) income, net
Other expense, net in 2009 was $71 million and was primarily comprised of foreign exchange losses of $59 million (primarily due to a stronger Canadian dollar versus the U.S. dollar) and fees of $23 million for waivers and amendments to the Abitibi and Donohue accounts receivable securitization program, partially offset by $24 million of income, net from a subsidiary’s proceeds sharing arrangement related to a third party’s sale of timberlands. Other income, net in 2008 was $93 million and was primarily comprised of foreign currency exchange gains of $72 million (primarily due to a stronger U.S. dollar versus the Canadian dollar) and a gain on extinguishment of debt of $31 million.
Reorganization items, net
We have incurred significant costs associated with our Creditor Protection Proceedings and will continue to incur significant costs, which could adversely affect our results of operations and financial condition. In 2009, pursuant to FASB ASC 852, we recorded reorganization items, net of $639 million, primarily related to professional fees, provision for repudiated or rejected executory contracts, charges related to our indefinite idlings and permanent closures as part of our work towards a comprehensive restructuring plan and debtor in possession financing costs. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Consolidated Financial Statements.
Income taxes
Our effective tax rate in 2009, 2008 and 2007 was 7%, 5% and 24%, respectively, resulting from the recording of a tax benefit on a pre-tax loss in 2009, 2008 and 2007.
In 2009, 2008 and 2007, income tax benefits of approximately $615 million, $331 million and $147 million, respectively, generated on the majority of our losses for each of these years were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future losses will probably be offset by additional increases to the valuation allowance (tax charge). Our effective tax rate for the year ended December 31, 2009 was primarily impacted by the valuation allowance, as described above, and the tax treatment on foreign currency gains and losses. Additionally, subsequent to the commencement of Abitibi’s CCAA Proceedings, in 2009, we concluded that our investment in the common stock of Abitibi no longer had any value and therefore, we recorded a $308 million tax benefit for a worthless stock deduction, which represents the estimated tax basis in our investment in Abitibi of approximately $800 million. In addition, in 2009, we recorded a tax recovery of approximately $141 million related to the asset impairment charges associated with our investment in MPCo while it was an asset held for sale. Our effective tax rate for the year ended December 31, 2008 was primarily impacted by the valuation allowance, the non-deductible goodwill impairment charge, the tax treatment on foreign currency gains and losses and the impacts of lower foreign income taxes. Our effective tax rate for the year ended December 31, 2007 was primarily impacted by the valuation allowance, the reversal of tax reserves upon the expiration of the statute of limitations associated with certain tax matters and the tax treatment on foreign currency gains and losses.
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates, primarily as a result of the tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed in the local country. Upon consolidation, such gains and losses are eliminated, but we are still liable for the local country taxes. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate. Additionally, we did not record income tax benefits on the majority of our 2009 losses, which will have an adverse impact on our overall effective income tax rate in future periods. To the extent that our operations on which a full valuation allowance has been recorded become profitable, the impact of this valuation allowance would lessen or reverse and positively impact our effective tax rate in those periods.
Extraordinary loss on expropriation of assets
In 2008, we recorded an extraordinary loss of $256 million, or $4.45 per common share, for the non-cash write-off of the carrying value of our expropriated assets in the province of Newfoundland and Labrador, which were expropriated by the Government of Newfoundland and Labrador in the fourth quarter of 2008. For additional information, see “Expropriation” below.
     Financial Condition
Total assets were $7.1 billion as of December 31, 2009, a decrease of $1.0 billion compared to December 31, 2008. The decrease related primarily to planned reductions in inventory levels, the sale of assets and the impairments of long-lived assets and assets held for sale, partially offset by an increase in cash and cash equivalents. Cash and cash equivalents were $774 million as of December 31, 2009, an increase of $582 million compared to December 31, 2008. This increase was primarily due to borrowings under our debtor in possession financing arrangements, proceeds from the sale of our interest in MPCo, as well as sales of timberlands, and proceeds from alternative fuel mixture tax credits, as well as the stay of payments related to pre-petition accounts payable and accrued liabilities, including the stay of interest payments related to certain pre-petition debt obligations. For additional information regarding our liquidity, see “Liquidity and Capital Resources” below.
     Segment Results of Operations
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products. None of the income or loss items following “Operating loss” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, impairment of goodwill, closure costs, impairment of assets other than goodwill and other related charges, employee termination costs, net gain on disposition of assets, costs associated with our unsuccessful refinancing efforts and other discretionary charges or credits are not allocated to our segments. Share-based compensation expense and depreciation expense are, however, allocated to our segments. For additional information regarding our segments, see Note 26, “Segment Information,” to our Consolidated Financial Statements.
Year Ended December 31, 2009 versus December 31, 2008
Newsprint

	Years Ended December 31,

	2009	2008	Change

Average price (per metric ton)	$571	$682	$(111)
Average cost (per metric ton)	$682	$676	$6
Shipments (thousands of metric tons)	3,157	4,746	(1,589)
Downtime (thousands of metric tons)	1,404	238	1,166
Inventory at end of year (thousands of metric tons)	117	129	(12)

(In millions)

Segment sales	$1,802	$3,238	$(1,436)
Segment operating (loss) income	(353)	30	(383)

Significant items that (unfavorably) favorably impacted segment operating (loss) income:
Product pricing			$(529)
Shipments			(907)

Change in sales			(1,436)

Change in cost of sales and depreciation, amortization and cost of timber harvested			873

Change in distribution costs			170

Change in selling and administrative expenses			10

			$(383)

Segment sales decreased $1,436 million, or 44.3%, from $3,238 million in 2008 to $1,802 million in 2009, due to significantly lower shipment volumes and transaction prices as a result of industry and global economic conditions and mill and paper machine closures and idlings. Shipments in 2009 decreased 1,589,000 metric tons, or 33.5%, compared to 2008. Our average transaction price in 2009 was lower than 2008 as a result of a reduction in prices due to market conditions.
In 2009, there was significant market-related downtime at our facilities. Inventory levels as of December 31, 2009 were 117,000 metric tons compared to 129,000 metric tons as of December 31, 2008.
Segment operating income decreased $383 million to an operating loss of $353 million in 2009 compared to $30 million of operating income in 2008, primarily due to decreased sales as discussed above, partially offset by lower manufacturing and distribution costs. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs decreased $873 million in 2009 compared to 2008, primarily due to lower volumes ($581 million), favorable currency exchange ($103 million), alternative fuel mixture tax credits ($15 million) and lower costs for wood and fiber ($92 million), depreciation ($48 million), labor and benefits ($47 million) and maintenance ($15 million), partially offset by higher costs for chemicals ($7 million) and other unfavorable cost variances.
Segment distribution costs decreased $170 million in 2009 compared to 2008 due to significantly lower shipment volumes, as well as lower distribution costs per ton.
Newsprint Third-Party Data: In 2009, North American newsprint demand declined 25.3% compared to 2008. North American newsprint demand for the month of December 2009 declined 15.5% compared to the month of December 2008. In 2009, North American net exports of newsprint were 35.3% lower compared to 2008. Inventories for North American mills as of December 31, 2009 were 284,000 metric tons, which is 11.3% lower than as of December 31, 2008. The days of supply at the U.S. daily newspapers was 47 days as of December 31, 2009 compared to 50 days as of December 31, 2008. The North American operating rate for newsprint was 75% in 2009 compared to 94% in 2008.

Coated Papers

	Years Ended December 31,

	2009	2008	Change

Average price (per short ton)	$730	$882	$(152)
Average cost (per short ton)	$574	$713	$(139)
Shipments (thousands of short tons)	571	748	(177)
Downtime (thousands of short tons)	114	10	104
Inventory at end of year (thousands of short tons)	22	39	(17)

(In millions)

Segment sales	$416	$659	$(243)
Segment operating income	89	126	(37)

Significant items that (unfavorably) favorably impacted segment operating income:
Product pricing			$(113)
Shipments			(130)

Change in sales			(243)

Change in cost of sales and depreciation, amortization and cost of timber harvested			183

Change in distribution costs			16

Change in selling and administrative expenses			7

			$(37)

Segment sales decreased $243 million, or 36.9%, from $659 million in 2008 to $416 million in 2009, due to significantly lower shipment volumes and transaction prices as a result of industry and global economic conditions.
In 2009, downtime at our facilities was primarily market related.
Segment operating income decreased $37 million to $89 million in 2009 compared to $126 million in 2008, primarily due to decreased sales as discussed above, partially offset by lower manufacturing costs. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs decreased $183 million in 2009 compared to 2008, primarily due to lower volumes ($71 million), alternative fuel mixture tax credits ($62 million) and lower costs for depreciation ($10 million), labor and benefits ($16 million), maintenance ($5 million), fuel ($6 million) and other favorable cost variances, partially offset by higher costs for chemicals ($5 million). The average cost per ton decreased $139 in 2009 compared to 2008, primarily due to the alternative fuel mixture tax credits.
Segment distribution costs decreased $16 million in 2009 compared to 2008 due to lower shipment volumes, as well as lower distribution costs per ton.
Coated Papers Third-Party Data: North American magazine advertising pages decreased 26% in 2009 compared to 2008. In 2009, North American demand for coated mechanical papers decreased 19.8% compared to 2008. The North American operating rate for coated mechanical papers was 78% in 2009 compared to 85% in 2008. North American coated mechanical mill inventories were at 19 days of supply as of December 31, 2009 compared to 27 days of supply as of December 31, 2008.

Specialty Papers

	Years Ended December 31,

	2009	2008	Change

Average price (per short ton)	$731	$754	$(23)
Average cost (per short ton)	$685	$760	$(75)
Shipments (thousands of short tons)	1,819	2,425	(606)
Downtime (thousands of short tons)	521	124	397
Inventory at end of year (thousands of short tons)	86	143	(57)

(In millions)

Segment sales	$1,331	$1,829	$(498)
Segment operating income (loss)	85	(14)	99

Significant items that (unfavorably) favorably impacted segment operating income (loss):
Product pricing			$(54)
Shipments			(444)

Change in sales			(498)

Change in cost of sales and depreciation, amortization and cost of timber harvested			537

Change in distribution costs			60

			$99

Segment sales decreased $498 million, or 27.2%, from $1,829 million in 2008 to $1,331 million in 2009, due to lower shipment volumes and transaction prices as a result of industry and global economic conditions and mill and paper machine closures and idlings.
In 2009, there was significant market-related downtime at our facilities. Inventory levels as of December 31, 2009 were 86,000 short tons compared to 143,000 short tons as of December 31, 2008.
Segment operating loss improved $99 million to $85 million of operating income in 2009 compared to a $14 million operating loss in 2008, primarily due to lower manufacturing and distribution costs, partially offset by the decrease in sales as noted above. The above table analyzes the major items that improved operating loss. A brief explanation of these major items follows.
Segment manufacturing costs decreased $537 million in 2009 compared to 2008, primarily due to lower volumes ($265 million), favorable currency exchange ($52 million), alternative fuel mixture tax credits ($34 million) and lower costs for wood and fiber ($13 million), depreciation ($88 million), labor and benefits ($48 million), maintenance ($15 million), energy ($13 million) and other favorable cost variances.
Segment distribution costs decreased $60 million in 2009 compared to 2008 due to lower shipment volumes, as well as lower distribution costs per ton.
Specialty Papers Third-Party Data: In 2009 compared to 2008, North American demand for supercalendered high gloss papers was down 18.9%, for lightweight or directory grades was down 21.3%, for standard uncoated mechanical papers was down 14.5% and in total for all specialty papers was down 17.5%. The North American operating rate for all specialty papers was 76% in 2009 compared to 92% in 2008. North American uncoated mechanical mill inventories were at 18 days of supply as of December 31, 2009 compared to 20 days supply as of December 31, 2008.

Market Pulp

	Years Ended December 31,

	2009	2008	Change

Average price (per metric ton)	$548	$700	$(152)
Average cost (per metric ton)	$430	$626	$(196)
Shipments (thousands of metric tons)	946	895	51
Downtime (thousands of metric tons)	138	79	59
Inventory at end of year (thousands of metric tons)	53	101	(48)

(In millions)

Segment sales	$518	$626	$(108)
Segment operating income	112	66	46

Significant items that (unfavorably) favorably impacted segment operating income:
Product pricing			$(136)
Shipments			28

Change in sales			(108)

Change in cost of sales and depreciation, amortization and cost of timber harvested			150

Change in distribution costs			1

Change in selling and administrative expenses			3

			$46

Segment sales decreased $108 million, or 17.3%, from $626 million in 2008 to $518 million in 2009, primarily due to lower transaction prices, partially offset by slightly higher shipment volumes.
Inventory levels as of December 31, 2009 were 53,000 metric tons compared to 101,000 metric tons as of December 31, 2008.
Segment operating income increased $46 million to $112 million in 2009 compared to $66 million in 2008, primarily due to lower manufacturing costs, partially offset by the decrease in sales as noted above. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows.
Segment manufacturing costs decreased $150 million in 2009 compared to 2008, primarily due to favorable currency exchange ($18 million), alternative fuel mixture tax credits ($165 million), maintenance ($6 million), energy ($5 million) and fuel ($6 million), partially offset by higher volumes ($36 million) and higher costs for wood and fiber ($6 million), labor and benefits ($7 million) and chemicals ($3 million). The average cost per ton decreased $196 in 2009 compared to 2008, primarily due to the alternative fuel mixture tax credits.
Market Pulp Third-Party Data: World shipments for market pulp increased 1.8% in 2009 compared to 2008. Shipments were down 10.9% in Western Europe (the world’s largest pulp market), down 10.9% in North America, up 55.4% in China, up 9.5% in Latin America and up 8.6% in Africa and Asia (excluding China and Japan). World market pulp producers shipped at 91% of capacity in 2009 compared to 87% in 2008. World market pulp producer inventories were at 27 days of supply as of December 31, 2009 compared to 49 days of supply as of December 31, 2008.

Wood Products

	Years Ended December 31,

	2009	2008	Change

Average price (per thousand board feet)	$254	$269	$(15)
Average cost (per thousand board feet)	$303	$313	$(10)
Shipments (millions of board feet)	1,143	1,556	(413)
Downtime (millions of board feet)	1,761	1,225	536
Inventory at end of year (millions of board feet)	106	133	(27)

(In millions)

Segment sales	$290	$418	$(128)
Segment operating loss	(56)	(69)	13

Significant items that (unfavorably) favorably impacted segment operating loss:
Product pricing			$(14)
Shipments			(114)

Change in sales			(128)

Change in cost of sales and depreciation, amortization and cost of timber harvested			121

Change in distribution costs			17

Change in selling and administrative expenses			3

			$13

Segment sales decreased $128 million, or 30.6%, from $418 million in 2008 to $290 million in 2009, due to lower shipment volumes and product pricing. The decrease in shipments of wood products was primarily due to lower demand from a weak U.S. housing market. In the short term, we are not expecting any significant improvements in the U.S. housing market, but transaction prices have shown some improvement in early 2010.
Segment operating loss decreased $13 million to $56 million in 2009 compared to $69 million in 2008. The above table analyzes the major items that decreased operating loss. A brief explanation of these major items follows.
The significant decrease in shipments in 2009 was offset by lower manufacturing and distribution costs in 2009 compared to 2008. The decrease in manufacturing costs was primarily due to lower volumes ($60 million), favorable currency exchange ($21 million) and lower costs for labor and benefits ($15 million), maintenance ($9 million) and other favorable cost variances.
Wood Products Third-Party Data: Privately-owned housing starts in the U.S. increased 0.2% to a seasonally-adjusted annual rate of 557,000 units in December 2009 compared to 556,000 units in December 2008. Housing starts rose to the highest level in July 2009 since November 2008, but not before reaching an all time record low in April 2009 with a seasonally-adjusted annual rate of 479,000 units. The recent increase in housing starts has been attributed largely to the deadline associated with the special tax break for first-time homebuyers.

Corporate and Other
We exclude net gain on disposition of assets, impairment of goodwill, closure costs, impairment of assets other than goodwill and other related charges and employee termination costs from our internal review of segment results. Also excluded from our segment results are corporate and other items, which include timber sales and general and administrative expenses, including costs associated with our unsuccessful refinancing efforts. These items are analyzed separately from our segment results. The following table is included in order to facilitate the reconciliation of our segment sales and segment operating income (loss) to our total sales and operating loss in our Consolidated Statements of Operations.

	Years Ended December 31,

(In millions)	2009	2008	Change

Sales	$9	$1	$8
Operating loss	(252)	(1,569)	1,317

Sales	$9	$1	$8

Cost of sales and depreciation, amortization and cost of timber harvested	(8)	(69)	61

Distribution costs	6	–	6

Administrative expenses	(154)	(259)	105
Administrative expenses – Canadian capital tax benefit	16	–	16
Administrative expenses – Costs related to unsuccessful refinancing efforts	(10)	–	(10)

Total administrative expenses	(148)	(259)	111

Impairment of goodwill	–	(810)	810

Closure costs, impairment of assets other than goodwill and other related charges	(202)	(481)	279

Net gain on disposition of assets	91	49	42

Operating loss	$(252)	$(1,569)	$1,317

Manufacturing costs
Manufacturing costs included in corporate and other included the cost of timberlands and the cost of employee reduction initiatives (severance and pension related). Manufacturing costs in 2009 included write-downs of mill stores inventory of $17 million, primarily associated with our Alabama River and Dalhousie, New Brunswick mills, as well as two paper machines at our Calhoun mill. Manufacturing costs in 2008 included write-downs of mill stores inventory of $30 million related to the permanent closures of our Donnacona; Mackenzie, British Columbia; Grand Falls; and Covington, Tennessee paper mills.
Administrative expenses
The decrease in administrative expenses of $111 million in 2009 compared to 2008 was primarily due to our cost reduction initiatives, as well as a $16 million reversal in 2009 of previously recorded Canadian capital tax liabilities as a result of legislation enacted which eliminated this tax, partially offset by $10 million of costs incurred in 2009 related to our unsuccessful refinancing efforts.
Impairment of goodwill
In 2008, we recorded an $810 million non-cash impairment charge for goodwill, which represented the full amount of goodwill associated with our newsprint and specialty papers reporting units. For additional information, see Note 6, “Goodwill and Amortizable Intangible Assets, Net – Goodwill,” to our Consolidated Financial Statements.

Closure costs, impairment of assets other than goodwill and other related charges
In 2009, we recorded $202 million of closure costs, impairment of assets other than goodwill and other related charges, which are not associated with our work towards a comprehensive restructuring plan, primarily for asset impairment charges related to assets held for sale for our interest in MPCo, as well as certain of our newsprint mill assets, accelerated depreciation charges for two paper machines at our Calhoun mill, which were previously indefinitely idled, and additional asset impairment charges primarily related to two previously permanently closed mills. In addition, in 2009, we recorded severance and other costs related to the permanent closures of our Westover, Alabama sawmill and Goodwater, Alabama planer mill operations and the continued idling of our Alabama River newsprint mill.
In 2008, we recorded $481 million of closure costs, impairment of assets other than goodwill and other related charges, primarily for asset impairment charges related to assets held for sale for our interest in MPCo and for the permanent closures of our Donnacona, Mackenzie, Grand Falls and Covington paper mills and Baie-Comeau recycling facility, charges for noncancelable contracts at our Dalhousie operations and severance costs at our Donnacona and Grand Falls paper mills and workforce reductions across numerous facilities.
For additional information, see Note 7, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges,” to our Consolidated Financial Statements.
Net gain on disposition of assets
In 2009, we recorded a net gain on disposition of assets of $91 million, primarily related to the sale, with Court or Monitor approval, as applicable, of 491,356 acres of timberlands, primarily located in Quebec, Canada and other assets. In 2008, we recorded a net gain on disposition of assets of $49 million, primarily related to the sale of 46,400 acres of timberlands and other assets, primarily our Price, Quebec sawmill.
For additional information, see Note 8, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets – Net gain on disposition of assets,” to our Consolidated Financial Statements.

Year Ended December 31, 2008 versus December 31, 2007
Newsprint

	Years Ended December 31,
	2008	2007	Change

Average price (per metric ton)	$682	$601	$81
Average cost (per metric ton)	$676	$652	$24
Shipments (thousands of metric tons)	4,746	2,620	2,126
Downtime (thousands of metric tons)	238	237	1
Inventory at end of year (thousands of metric tons)	129	221	(92)

(In millions)

Segment sales	$3,238	$1,574	$1,664
Segment operating income (loss)	30	(134)	164

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing – Bowater			$165
Shipments – Bowater			(123)
Sales - Abitibi			1,622

Change in sales			1,664

Manufacturing costs - Bowater			61
Manufacturing costs - Abitibi			(1,344)

Change in cost of sales and depreciation, amortization and cost of timber harvested			(1,283)

Distribution costs - Bowater			(1)
Distribution costs - Abitibi			(210)

Change in distribution costs			(211)

Selling and administrative expenses - Bowater			8
Selling and administrative expenses - Abitibi			(14)

Change in selling and administrative expenses			(6)

			$164

Segment sales increased in 2008 compared to 2007, primarily due to the inclusion of a full year of Abitibi’s results. Sales for 2008 were $3,238 million and shipments were 4,746,000 metric tons, whereas sales for 2007 on an unaudited combined basis for Abitibi and Bowater were $3,240 million and shipments were 5,323,000 metric tons.
Excluding sales of $358 million and $1,980 million attributable to Abitibi in 2007 and 2008, respectively, sales on a comparable basis increased $42 million, or 3.5%, from $1,216 million in 2007 to $1,258 million in 2008. Excluding shipments of 589,000 metric tons and 2,897,000 metric tons attributable to Abitibi in 2007 and 2008, respectively, shipments on a comparable basis decreased 182,000 metric tons in 2008, or 9.0%, compared to 2007. Our average transaction price in 2008 was higher than 2007 as a result of the implementation of price increases in North America, the sales impact of which offset the significant decrease in shipments.
Our downtime in 2008 was primarily related to the indefinite idling of our Mackenzie facility and maintenance and market-related downtime at several other facilities.
Segment operating results improved to $30 million of operating income in 2008 compared to a $134 million operating loss in 2007, primarily due to higher transaction prices. Segment operating results for Abitibi improved to $35 million of operating income in 2008 from an operating loss of $18 million in 2007. Segment operating loss for Bowater decreased from $116 million in 2007 to $5 million in 2008. The above table analyzes the major items that improved operating results. A brief explanation of these major items follows.
Segment manufacturing costs, excluding Abitibi’s results for 2007 and 2008, decreased $61 million in 2008 compared to

2007, despite a significant increase in costs for wood and fiber ($75 million). These increased costs were offset by lower volumes ($17 million) and lower costs for labor and benefits ($46 million), repairs ($12 million), favorable currency exchange ($21 million), depreciation ($4 million) and other favorable cost variances.
Segment distribution costs and selling and administrative costs increased in 2008 compared to 2007, primarily due to the inclusion of a full year of Abitibi’s results. Bowater’s increased distribution costs per ton were offset by lower shipments.
Coated Papers

	Years Ended December 31,
	2008	2007	Change

Average price (per short ton)	$882	$720	$162
Average cost (per short ton)	$713	$667	$46
Shipments (thousands of short tons)	748	792	(44)
Downtime (thousands of short tons)	10	29	(19)
Inventory at end of year (thousands of short tons)	39	26	13

(In millions)

Segment sales	$659	$570	$89
Segment operating income	126	42	84

Significant items that favorably (unfavorably) impacted segment operating income:
Product pricing			$128
Shipments			(39)

Change in sales			89

Change in cost of sales and depreciation, amortization and cost of timber harvested			(6)

Change in distribution costs			(3)

Change in selling and administrative expenses			4

			$84

The Combination did not impact our coated papers segment results as Abitibi does not have any facilities that produce or sell coated papers.
Segment sales increased $89 million, or 15.6%, from $570 million in 2007 to $659 million in 2008, due to significantly higher transaction prices. Our average transaction price increased 22.5% compared to 2007, due to implemented transaction price increases in 2008.
Segment operating income increased $84 million from $42 million in 2007 to $126 million in 2008, primarily due to increased sales as discussed above, partially offset by higher manufacturing costs. The above table analyzes the major items that impacted operating income. The higher manufacturing costs are due to increased costs for purchased fiber and wood ($8 million), chemicals ($19 million), energy ($5 million) and fuel ($6 million), partially offset by lower volumes ($32 million).

Specialty Papers

	Years Ended December 31,
	2008	2007	Change

Average price (per short ton)	$754	$699	$55
Average cost (per short ton)	$760	$741	$19
Shipments (thousands of short tons)	2,425	1,195	1,230
Downtime (thousands of short tons)	124	102	22
Inventory at end of year (thousands of short tons)	143	151	(8)

(In millions)

Segment sales	$1,829	$800	$1,029
Segment operating loss	(14)	(85)	71

Significant items that favorably (unfavorably) impacted segment operating loss:
Product pricing – Bowater			$70
Shipments – Bowater			(12)
Sales - Abitibi			971

Change in sales			1,029

Manufacturing costs - Bowater			12
Manufacturing costs - Abitibi			(856)

Change in cost of sales and depreciation, amortization and cost of timber harvested			(844)

Distribution costs - Bowater			(8)
Distribution costs - Abitibi			(107)

Change in distribution costs			(115)

Selling and administrative expenses - Bowater			5
Selling and administrative expenses - Abitibi			(4)

Change in selling and administrative expenses			1

			$71

Segment sales increased in 2008 compared to 2007, primarily due to the inclusion of a full year of Abitibi’s results. Sales for 2008 were $1,829 million and shipments were 2,425,000 short tons, whereas sales for 2007 on an unaudited combined basis for Abitibi and Bowater were $1,772 million and shipments were 2,627,000 short tons.
Excluding sales of $219 million and $1,190 million attributable to Abitibi in 2007 and 2008, respectively, sales on a comparable basis increased $58 million, or 10.0%, from $581 million in 2007 to $639 million in 2008. Excluding shipments of 315,000 short tons and 1,562,000 short tons attributable to Abitibi in 2007 and 2008, respectively, shipments on a comparable basis decreased 17,000 short tons in 2008, or 1.9%, compared to 2007. The increase in sales, excluding Abitibi, was due to higher product pricing, partially offset by lower volumes.
Our downtime in 2008 was primarily due to the indefinite idling of our Donnacona facility, which was permanently closed in November 2008, and market-related downtime at several facilities.
Segment operating loss decreased $71 million from $85 million in 2007 to $14 million in 2008, primarily due to higher transaction prices. Segment operating loss for Abitibi decreased to $19 million compared to $22 million in 2007. Segment operating income for Bowater improved from a $63 million loss in 2007 to $5 million of income in 2008, primarily due to increased sales, as discussed above, and lower manufacturing costs, as discussed below. The above table analyzes the major items that decreased operating loss. A brief explanation of these major items follows.
Segment manufacturing costs, excluding Abitibi’s results for 2007 and 2008, were slightly lower in 2008 compared to 2007. Lower costs for labor and benefits ($18 million), repairs ($9 million), depreciation ($13 million) and other favorable cost variances were partially offset by unfavorable cost variances for wood and fiber ($14 million) and energy ($13 million).

Segment distribution costs increased in 2008 compared to 2007, primarily due to the inclusion of a full year of Abitibi’s results and higher distribution costs per ton from higher transportation and fuel costs.
Market Pulp

	Years Ended December 31,
	2008	2007	Change

Average price (per metric ton)	$700	$661	$39
Average cost (per metric ton)	$626	$556	$70
Shipments (thousands of metric tons)	895	907	(12)
Downtime (thousands of metric tons)	79	43	36
Inventory at end of year (thousands of metric tons)	101	50	51

(In millions)

Segment sales	$626	$600	$26
Segment operating income	66	96	(30)

Significant items that favorably (unfavorably) impacted segment operating income:
Product pricing – Bowater			$37
Shipments – Bowater			(51)
Sales - Abitibi			40

Change in sales			26

Manufacturing costs - Bowater			(7)
Manufacturing costs - Abitibi			(44)

Change in cost of sales and depreciation, amortization and cost of timber harvested			(51)

Change in distribution costs			(5)

			$(30)

Segment sales increased in 2008 compared to 2007, primarily due to the inclusion of a full year of Abitibi’s results. Sales for 2008 were $626 million and shipments were 895,000 metric tons, whereas sales for 2007 on an unaudited combined basis for Abitibi and Bowater were $639 million and shipments were 983,000 metric tons.
Excluding sales of $13 million and $53 million attributable to Abitibi in 2007 and 2008, respectively, sales on a comparable basis decreased $14 million, or 2.4%, from $587 million in 2007 to $573 million in 2008. Excluding shipments of 18,000 metric tons and 79,000 metric tons attributable to Abitibi in 2007 and 2008, respectively, shipments on a comparable basis decreased 73,000 metric tons in 2008, or 8.2%, compared to 2007. The increase in sales, excluding Abitibi, was primarily due to higher transaction prices, partially offset by lower volumes.
In 2008, we had market-related downtime at several facilities.
Segment operating income decreased $30 million from $96 million in 2007 to $66 million in 2008, primarily due to increased manufacturing costs, partially offset by an increase in sales, as noted above. Segment operating results attributable to the inclusion of Abitibi were operating income of $2 million in 2007 and an operating loss of $2 million in 2008. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs, excluding Abitibi’s results for 2007 and 2008, were $7 million higher in 2008 compared to 2007, primarily due to higher costs for wood and fiber ($31 million), chemicals ($16 million) and fuel ($6 million), partially offset by lower volumes ($30 million) and lower costs for labor and benefits ($6 million), depreciation ($3 million) and other slightly favorable cost variances.

Wood Products

	Years Ended December 31,

	2008	2007	Change

Average price (per thousand board feet)	$269	$287	$(18)
Average cost (per thousand board feet)	$313	$368	$(55)
Shipments (millions of board feet)	1,556	1,111	445
Downtime (millions of board feet)	1,225	279	946
Inventory at end of year (millions of board feet)	133	228	(95)

(In millions)

Segment sales	$418	$318	$100
Segment operating loss	(69)	(91)	22

Significant items that (unfavorably) favorably impacted segment operating loss:
Product pricing – Bowater			$(47)
Shipments – Bowater			(35)
Sales - Abitibi			182

Change in sales			100

Manufacturing costs - Bowater			93
Manufacturing costs - Abitibi			(155)

Change in cost of sales and depreciation, amortization and cost of timber harvested			(62)

Distribution costs - Bowater			10
Distribution costs - Abitibi			(23)

Change in distribution costs			(13)

Change in selling and administrative expenses			(3)

			$22

Segment sales increased in 2008 compared to 2007, primarily due to the inclusion of a full year of Abitibi’s results. Sales for 2008 were $418 million and shipments were 1,556 million board feet, whereas sales for 2007 on an unaudited combined basis for Abitibi and Bowater were $698 million and shipments were 2,428 million board feet.
Excluding sales of $75 million and $257 million attributable to Abitibi in 2007 and 2008, sales on a comparable basis decreased $82 million, or 33.7%, from $243 million in 2007 to $161 million in 2008. Excluding shipments of 255 million board feet and 885 million board feet attributable to Abitibi in 2007 and 2008, respectively, shipments on a comparable basis decreased 185 million board feet in 2008, or 21.6%, compared to 2007. The decrease in shipments of wood products was primarily due to lower demand from a weak U.S. housing market.
Our downtime in 2008 was primarily the result of weak lumber markets.
Segment operating loss decreased $22 million from $91 million in 2007 to $69 million in 2008. Segment operating loss for Abitibi decreased to $31 million compared to $33 million in 2007. Segment operating loss for Bowater resulted in an operating loss decrease of $20 million compared to 2007. The above table analyzes the major items that decreased our operating loss. A brief explanation of these major items follows.
The significant decrease in Bowater’s shipments in 2008 was offset by lower distribution costs and manufacturing costs. Manufacturing costs were lower for Bowater in 2008 compared to 2007, primarily due to lower volumes ($37 million) and lower costs for wood ($3 million), repairs ($3 million), depreciation ($2 million), labor and benefits ($11 million) and other favorable cost variances.

Corporate and Other
We exclude net gain on disposition of assets, impairment of goodwill, closure costs, impairment of assets other than goodwill and other related charges, employee termination costs and merger-related charges from our internal review of segment results. Also excluded from our segment results are corporate and other items, which include timber sales and general and administrative expenses. These items are analyzed separately from our segment results. The following table is included in order to facilitate the reconciliation of our segment sales and segment operating income (loss) to our total sales and operating loss in our Consolidated Statements of Operations.

	Years Ended December 31,
(In millions)	2008	2007	Change

Sales	$1	$14	$(13)
Operating loss	(1,569)	(228)	(1,341)

Sales	$1	$14	$(13)

Manufacturing costs - Bowater	(36)	(15)	(21)
Manufacturing costs - Abitibi	(34)	(6)	(28)
Manufacturing costs – Employee severance costs	1	(26)	27

Total cost of sales and depreciation, amortization and cost of timber harvested	(69)	(47)	(22)

Administrative expenses - Bowater	(122)	(107)	(15)
Administrative expenses – Abitibi	(131)	(23)	(108)
Administrative expenses – Merger and severance-related costs	(6)	(59)	53

Total administrative expenses	(259)	(189)	(70)

Impairment of goodwill	(810)	–	(810)

Closure costs, impairment of assets other than goodwill and other related charges	(481)	(123)	(358)

Arbitration award	–	(28)	28

Net gain on disposition of assets	49	145	(96)

Operating loss	$(1,569)	$(228)	$(1,341)

Sales
Sales of timberlands declined to $1 million in 2008, as the land that was producing the timberlands was sold.
Manufacturing costs
Manufacturing costs included in corporate and other included the cost of timberlands and employee severance costs, which include the cost of employee reduction initiatives (severance and pension related). Manufacturing costs in 2008 included write-downs of mill stores inventory of $30 million related to the permanent closures of our Donnacona, Mackenzie, Grand Falls and Covington paper mills.
Administrative expenses
The increase in administrative expenses in 2008 compared to 2007 was primarily due to the inclusion of a full year of Abitibi’s administrative expenses in 2008, partially offset by the impact of merger and severance-related costs incurred in 2007 in connection with the Combination.
Impairment of goodwill
In 2008, we recorded an $810 million non-cash impairment charge for goodwill, which represented the full amount of goodwill associated with our newsprint and specialty papers reporting units. For additional information, see Note 6, “Goodwill and Amortizable Intangible Assets, Net – Goodwill,” to our Consolidated Financial Statements.
Closure costs, impairment of assets other than goodwill and other related charges
In 2008, we recorded $481 million of closure costs, impairment of assets other than goodwill and other related charges, primarily for asset impairment charges related to assets held for sale for our interest in MPCo and for the permanent closures of our Donnacona, Mackenzie, Grand Falls and Covington paper mills and Baie-Comeau recycling facility, charges for noncancelable contracts at our Dalhousie operations and severance costs at our Donnacona and Grand Falls paper mills and workforce reductions across numerous facilities.
In 2007, we recorded $123 million of closure costs, impairment of assets other than goodwill and other related charges, primarily for the permanent closure of our Dalhousie operations, the indefinite idling of our Donnacona paper mill and the permanent closure of a paper machine at our Gatineau, Quebec facility.
For additional information, see Note 7, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges,” to our Consolidated Financial Statements.
Arbitration award
In 2007, we recorded a charge of $28 million relating to an arbitration award for a claim regarding the cost of certain environmental matters related to the 1998 sale of our pulp and paper facility in Dryden, Ontario to Weyerhaeuser Company.
Net gain on disposition of assets
In 2008, we recorded a net gain on disposition of assets of $49 million, primarily related to the sale of 46,400 acres of timberlands and other assets, primarily our Price sawmill. In 2007, we recorded a net gain on disposition of assets of $145 million, primarily related to the sale of 133,600 acres of timberlands and other assets.
For additional information, see Note 8, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets – Net gain on disposition of assets,” to our Consolidated Financial Statements.
Liquidity and Capital Resources
Overview
Prior to the commencement of the Creditor Protection Proceedings, our primary sources of liquidity and capital resources were cash-on-hand, cash provided by operations, secured bank credit facilities and an accounts receivable securitization program.
Following the commencement of the Creditor Protection Proceedings, in addition to cash-on-hand and cash provided by operations, our external sources of liquidity have been comprised of the following (which are defined and discussed below): (i) the Bowater DIP Agreement, (ii) the Abitibi DIP Agreement, which, on December 9, 2009, was terminated, repaid and replaced with the ULC DIP Facility, and (iii) the Abitibi and Donohue accounts receivable securitization program, which was amended and restated on June 16, 2009. All other previous external sources of liquidity are no longer available.
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings.
Non-core asset sales have been and may continue to be a source of additional liquidity. We periodically review timberlands and other assets and sell such assets as a source of additional liquidity. We expect to continue to review non-core assets and seek to divest those that no longer fit within our long-term strategic business plan. It is unclear how current global credit conditions may impact our ability to sell any of these assets. In addition, for the duration of the Creditor Protection Proceedings, any divestiture not subject to certain de minimis asset sale thresholds under the Creditor Protection Proceedings must be approved by the applicable Court or the Monitor, as applicable. No assurances can be provided that such approvals will be obtained or as to the timing of any such approvals. Proceeds generated as a result of any divestiture: (i) may be deposited in trust with the Monitor, and require Court approval to release the proceeds or (ii) may have to be used to repay amounts outstanding pursuant to the terms of our debtor in possession financing arrangements or pre-petition secured indebtedness.

During 2009, our significant asset sales included the following:
•	Our 60% interest in MPCo, as discussed in more detail below;

•	an aggregate of 491,356 acres of timberlands, primarily located in the province of Quebec, and other assets for aggregate consideration of $119 million; and

•	participation in a transaction pursuant to which we received approximately Cdn$29 million ($27 million) from a subsidiary’s proceeds sharing arrangement related to a third party’s sale of timberlands, for which $24 million of income, net was recorded in “Other (expense) income, net” in our Consolidated Statements of Operations. The proceeds were deposited in trust with the Monitor, pending a further order from the Courts.
In 2009, we incurred significant costs associated with our Creditor Protection Proceedings and will continue to incur similar significant costs, which could adversely affect our liquidity, results of operations and financial condition. In 2009, we paid $104 million relating to reorganization items. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Consolidated Financial Statements. Partially offsetting these increased payments were lower cash payments for interest. Subsequent to the commencement of the Creditor Protection Proceedings, cash payments for interest are only being made on the Bowater DIP Agreement (as defined below), the Bowater pre-petition secured bank credit facilities and Abitibi’s pre-petition senior secured term loan, as well as the Abitibi DIP Agreement (as defined below) through December 9, 2009, the date such agreement was terminated. In addition, as discussed below under “Sale of our investment in MPCo,” in 2009, $72 million of accrued interest was paid to the holders of ACCC’s 13.75% Senior Secured Notes due 2011. As a result, cash payments for interest were $276 million in 2009 compared to $559 million in 2008. Additionally, on August 4, 2009, we announced that we would continue to work on selling, general and administrative (“SG&A”) austerity measures with a target reduction of approximately $100 million on an annualized basis, as compared to 2008. The SG&A reduction efforts included, among other items, a 25% corporate headcount reduction and the suspension of 2009 incentive compensation plans, including special equity awards.
Sale of our investment in MPCo
On December 9, 2009, we announced the closing of a series of transactions resulting in the sale by ACCC to HQ Manicouagan Inc., a wholly-owned direct subsidiary of Hydro-Quebec, of ACCC’s 60% interest in MPCo for gross cash proceeds of Cdn$615 million ($583 million) (the “MPCo Transactions”). The remaining 40% interest in MPCo continues to be held by Alcoa Canada Ltd. (collectively with certain affiliates, “Alcoa”). We applied the proceeds from the sale as follows which, along with the MPCo Transactions, were approved by the Canadian Court and which reflect the exchange rate to U.S. dollars in effect on December 9, 2009:
•	$267 million was set aside temporarily in 3239432 Nova Scotia Company, a wholly-owned subsidiary of ACCC (the “ULC”), to secure certain indemnities and undertakings provided to Alcoa under the MPCo Transactions, and the ULC entered into a guarantee agreement with Alcoa for this purpose. Of the $267 million set aside in the ULC, $218 million was used by the ULC to fund our ULC DIP Facility (as defined and discussed below);

•	$55 million was used to repay all amounts outstanding under the Abitibi DIP Agreement (as defined below), $26 million of which was paid from the proceeds of our ULC DIP Facility (as defined below);

•	$113 million was used as a partial repayment of ACCC’s 13.75% Senior Secured Notes due 2011, $72 million was used to pay accrued interest on such notes and $5 million was used to cover fees related to the partial repayment of such notes;

•	approximately $67 million was used to pay Alcoa in respect of taxes that it incurred as a result of the MPCo Transactions, as well as ACCC’s estimated transaction costs, pre-petition amounts owed to the distribution division of Hydro-Quebec by ACCC and its affiliates, including amounts owed by BCFPI, and pre-petition amounts owed to MPCo and Alcoa for electricity purchased by ACCC from MPCo and to make certain other adjustments contemplated by the MPCo Transactions; and

•	approximately $29 million is subject to a two-year holdback by HQ Manicouagan Inc. (and guaranteed by Hydro-Quebec) and was included in “Other assets” in our Consolidated Balance Sheets as of December 31, 2009.
The effect of the MPCo Transactions provided Abitibi with additional net liquidity of approximately $159 million, after the extinguishment of the remaining availability of approximately $34 million under the Abitibi DIP Agreement. In connection with the foregoing, we also entered into a power supply agreement with Hydro-Quebec’s distribution division for the supply of electricity to our Baie-Comeau paper mill.

Abitibi and Donohue liquidity
Abitibi’s and Donohue’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations, the ULC DIP Facility (defined below) and an accounts receivable securitization program. As of December 31, 2009, Abitibi and Donohue had cash and cash equivalents of approximately $304 million and $21 million, respectively. As of December 31, 2009, Abitibi had $95 million of availability under its ULC DIP Facility, of which $47.5 million was included in “Cash and cash equivalents” and $47.5 million was included as restricted cash in “Other assets” in our Consolidated Balance Sheets. Abitibi and Donohue also had the ability to receive additional proceeds of up to $129 million under their accounts receivable securitization program, depending on the amount and nature of accounts receivable available to be transferred under the program.
Abitibi DIP Agreement
In the Creditor Protection Proceedings, we sought and obtained approval by the Canadian Court to enter into a debtor in possession financing facility for the benefit of Abitibi and Donohue. On May 6, 2009, we entered into a letter loan agreement (the “Abitibi DIP Agreement”), among Abitibi and Donohue, as borrowers, certain subsidiaries of Abitibi, as guarantors, and the Bank of Montreal, as lender, which was acknowledged by Investissement Quebec, as sponsor. The Abitibi DIP Agreement was approved by the Canadian Court. The Abitibi DIP Agreement provided for borrowings in an aggregate principal amount of up to $100 million for Abitibi and, following applicable U.S. Court approval (which was not sought), Donohue, provided that Donohue would not borrow more than $10 million in the aggregate and that a minimum availability of $12.5 million would be maintained at all times. The Abitibi DIP Agreement was available by way of loans advanced in multiple disbursements pursuant to borrowing requests. On December 9, 2009, in connection with the consummation of the MPCo Transactions, with Canadian Court approval, we repaid all amounts outstanding under the Abitibi DIP Agreement, totaling $55 million, and terminated the Abitibi DIP Agreement.
In connection with entering into and extending through December 15, 2009 the Abitibi DIP Agreement, during 2009, we incurred fees of approximately $6 million, which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations. See Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Consolidated Financial Statements.
ULC DIP Facility
On December 9, 2009, Abitibi entered into a Cdn$230 million ($218 million) Super Priority Debtor-In-Possession Credit Facility (the “ULC DIP Facility”) with the ULC, which is an intercompany facility that was created upon the sale of MPCo and was funded by a portion of the sale proceeds, as discussed above. On the same date, Cdn$130 million ($123 million) of the ULC DIP Facility was drawn pursuant to the Canadian Court’s approval. Subsequent draws of up to Cdn$50 million ($47.5 million) in the aggregate will be advanced upon not less than five business days’ notice, subject to meeting certain draw down requirements and certain conditions determined by the Canadian Court, and the remaining Cdn$50 million ($47.5 million) will become available only upon further order of the Canadian Court.
The obligations of Abitibi under its ULC DIP Facility are guaranteed by certain of Abitibi’s subsidiaries and secured by superpriority liens on all present and after-acquired property of Abitibi and the subsidiary guarantors, but subordinate to: (i) an administrative charge in the aggregate amount not exceeding Cdn$6 million ($6 million) of professional fees and disbursements in connection with the CCAA Proceedings; (ii) a directors’ charge not exceeding Cdn$22.5 million ($21 million) and (iii) the Cdn$140 million ($130 million) charge granted by the Canadian Court in connection with the Abitibi DIP Agreement (but only to the extent of the subrogation rights of certain secured creditors of Abitibi, estimated to be in an aggregate amount of approximately Cdn$40 million ($38 million)).
Loans made under the ULC DIP Facility bear no interest, except in the case of an overdue payment. All loans advanced under the ULC DIP Facility are to be repaid in full and the ULC DIP Facility will terminate on the earliest of: (i) December 31, 2010, (ii) the effective date of a plan or plans of reorganization or a plan of compromise or arrangement confirmed by order of the Courts or (iii) the acceleration of the ULC DIP Facility or the occurrence of an event of default. Loans must be prepaid to the extent the ULC does not have sufficient funds to make a payment under the guarantee agreement with Alcoa. As of December 31, 2009, the ULC maintained an approximate Cdn$52 million ($49 million) reserve for this purpose, which was included as restricted cash in “Other assets” in our Consolidated Balance Sheets.
The ULC DIP Facility contains usual and customary events of default and covenants for debtor in possession financings of this type, including, among other things, the obligation for Abitibi to provide to Alcoa and the trustee for the 13.75% Senior Secured Notes due 2011 a weekly cash flow forecast and certain monthly financial information.
In accordance with its stated purpose, the proceeds of the loans under the ULC DIP Facility will be used by Abitibi and certain of its subsidiaries for working capital and other general corporate purposes, costs of the Creditor Protection Proceedings and fees and expenses associated with the ULC DIP Facility.
Abitibi and Donohue accounts receivable securitization program
Abitibi and ACSC, a subsidiary of Donohue, (the “Participants”) participate in an accounts receivable securitization program (the “Program”) whereby the Participants share among themselves the proceeds received under the Program. On June 16, 2009, with the approval of the Courts, the former accounts receivable securitization program was amended and restated in its entirety and now provides for a maximum outstanding limit of $270 million (the “Purchase Limit”) for the purchase of ownership interests in our trade accounts receivable by the third-party financial institutions party to the agreement (the “Banks”).
The Participants sell most of their receivables to Abitibi-Consolidated U.S. Funding Corp., which is a bankruptcy-remote, special-purpose, indirect consolidated subsidiary of Donohue (“Funding”). On a revolving basis, Funding transfers to the agent for the Banks (the “Agent”) undivided percentage ownership interests (“Receivable Interests”) in the pool of receivables that Funding acquired from the Participants. The outstanding balance of Receivable Interests increases as new Receivable Interests are transferred to the Banks and decreases as collections reduce previously transferred Receivable Interests. The amount of Receivable Interests that can be transferred to the Banks depends on the amount and nature of the receivables available to be transferred and cannot result in the outstanding balance of Receivable Interests exceeding the Purchase Limit.
The receivables transferred under the Program are accounted for as sales in accordance with FASB ASC 860, “Transfers and Servicing.” We have no other continuing involvement with the transferred receivables, other than servicing the receivables, as discussed below. The Receivable Interests are sold to the Banks, net of an amount based on the Banks’ funding cost plus a margin, which was 10.5% as of December 31, 2009. This results in a loss on the sale of the Receivable Interests for the amount of the Receivable Interests sold in excess of the cash proceeds received. Losses on the sale of Receivable Interests, which totaled $17 million, $20 million and $4 million during the years ended December 31, 2009, 2008 and 2007, respectively, are recognized when incurred and included in “Other (expense) income, net” in our Consolidated Statements of Operations.
Funding retains an interest in the pool of receivables acquired from the Participants. Such retained interest equals the percentage of the pool of receivables that has not been sold as Receivable Interests to the Banks. This retained interest is recorded at cost, and adjustments to cost have not been material. Due to the short-term nature of the receivables, the carrying value of the retained interest approximates fair value. As of December 31, 2009, Funding’s outstanding balance of receivables acquired from the Participants was $314 million and the outstanding balance of Receivable Interests sold to the Banks was $141 million, which represented the total amount allowable at that time based on the current level and eligibility of the pool of receivables. The resulting retained balance of the pool of receivables was included in “Accounts receivable, net” in our Consolidated Balance Sheets.
Abitibi and ACSC act as servicing agents and administer the collection of the receivables under the Program. The fees received from the Banks for servicing their Receivable Interests approximate the value of services rendered. In addition, Funding pays the Agent an unused Purchase Limit fee of 1.5% per annum.
The Program contains usual and customary events of termination and covenants for accounts receivable securitization programs of this type, including, among other things, the requirement for Funding to provide to the Agent financial statements and other reports and to provide to the Agent copies of any reports the Participants or their subsidiaries file with the SEC or any other U.S., Canadian or other national or provincial securities exchange.
Unless terminated earlier due to the occurrence of certain events of termination, or the substantial consummation of a plan or plans of reorganization or a plan of compromise or arrangement confirmed by order of the Courts, the Program will terminate on June 16, 2010. We have the option to extend the termination date of the Program: (i) from June 16, 2010 to September 16, 2010 if we have filed a plan or plans of reorganization with the Courts that provide for the full repayment thereof in cash upon consummation and we have met certain other conditions and (ii) from September 16, 2010 to December 16, 2010 if we have not withdrawn the plan or plans of reorganization, and those plans have not been denied by either Court before September 16, 2010 and we have met certain other conditions.

In connection with entering into the amended and restated accounts receivable securitization program on June 16, 2009, we incurred fees of approximately $11 million in 2009, which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations (see Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items”).
Bowater liquidity
Bowater’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations and the Bowater DIP Agreement (defined below). As of December 31, 2009, Bowater had cash and cash equivalents of approximately $449 million.
Bowater DIP Agreement
In the Creditor Protection Proceedings, we have sought and obtained final approval by the Courts to enter into a debtor in possession financing facility for the benefit of AbitibiBowater Inc., Bowater and certain of Bowater’s subsidiaries. On April 21, 2009, we entered into a Senior Secured Superpriority Debtor In Possession Credit Agreement (the “Bowater DIP Agreement”) among AbitibiBowater Inc., Bowater and BCFPI, as borrowers, Fairfax Financial Holdings Limited (“Fairfax”), as administrative agent, collateral agent and an initial lender, and Avenue Investments, L.P., as an initial lender. On May 8, 2009, Law Debenture Trust Company of New York replaced Fairfax as the administrative agent and collateral agent under the Bowater DIP Agreement.
The Bowater DIP Agreement provides for term loans in an aggregate principal amount of $206 million (the “Initial Advance”), consisting of a $166 million term loan facility to AbitibiBowater Inc. and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. Following the payment of fees payable to the lenders in connection with the Bowater DIP Agreement, the U.S. Borrowers and BCFPI received aggregate loan proceeds of $196 million. The Bowater DIP Agreement also permits the U.S. Borrowers to request, subject to the approval of the requisite lenders under the Bowater DIP Agreement, an incremental term loan facility (the “Incremental Facility”) and an asset-based revolving credit facility (the “ABL Facility”), provided that the aggregate principal amount of the Initial Advance and the Incremental Facility may not exceed $360 million and the aggregate principal amount of the Initial Advance, Incremental Facility and the ABL Facility may not exceed $600 million. The outstanding principal amount of loans under the Bowater DIP Agreement, plus accrued and unpaid interest, will be due and payable on April 21, 2010 (the “Maturity Date”), but is subject to an earlier maturity date under certain circumstances. The Maturity Date will extend by three months if we file with the Courts a plan or plans of reorganization that is (are) reasonably acceptable to the requisite lenders before the current Maturity Date, and a further three months if, as of the last day of the extension, we are using best efforts to pursue confirmation of the plan or plans of reorganization and seeking confirmation thereof by the Courts. Borrowings under the Bowater DIP Agreement bear interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or the London interbank offered rate for deposits in U.S. dollars (“LIBOR”), in each case plus a specified margin. The interest margin for base rate loans is 6.50%, with a base rate floor of 4.50%. The interest margin for LIBOR loans is 7.50%, with a LIBOR floor of 3.50%. Such interest rates will each increase by 1.00% if the Maturity Date is extended beyond April 21, 2010. The obligations of the U.S. Borrowers under the Bowater DIP Agreement are guaranteed by AbitibiBowater Inc., Bowater, Newsprint South and each of the U.S. subsidiaries of Bowater and Newsprint South that are debtors in the Chapter 11 Cases (collectively, the “U.S. Guarantors”) and secured by all or substantially all of the assets of each of the U.S. Borrowers and the U.S. Guarantors. The obligations of BCFPI under the Bowater DIP Agreement are guaranteed by the U.S. Borrowers and the U.S. Guarantors and each of the Bowater Canadian subsidiaries (other than BCFPI) that are debtors in the CCAA Proceedings (collectively, the “Canadian Guarantors”) and secured by all or substantially all of the assets of the U.S. Borrowers, the U.S. Guarantors, BCFPI and the Canadian Guarantors. On June 24, 2009, Bowater Canadian Finance Corporation was released from its obligations under the Bowater DIP Agreement.
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
In accordance with its stated purpose, the proceeds of the Bowater DIP Agreement can be used by us for, among other things, working capital, general corporate purposes, to pay adequate protection to holders of secured debt under Bowater’s and BCFPI’s pre-petition secured bank credit facilities, to pay the costs associated with administration of the Creditor Protection Proceedings and to pay transaction costs, fees and expenses in connection with the Bowater DIP Agreement.
In connection with entering into the Bowater DIP Agreement, during 2009, we incurred fees of approximately $14 million,

which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations. See Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Consolidated Financial Statements.
Alternative fuel mixture tax credits
During 2009, the U.S. Internal Revenue Code of 1986, as amended (the “Code”) provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, was refundable to the taxpayer. In 2009, we recorded $276 million of these credits, which were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. According to the Code, the tax credit expired at the end of 2009. Of this amount, $262 million had been received in cash as of December 31, 2009.
ACH Limited Partnership
We own 75% of ACH Limited Partnership (“ACH”) and Caisse de depot et placement du Quebec owns the remaining 25% of ACH. Since we have control over ACH, our Consolidated Financial Statements include this entity on a fully consolidated basis. ACH was excluded from the Creditor Protection Proceedings and we expect that it will continue to operate outside of such proceedings. As of December 31, 2009, ACH had outstanding debt comprised of a $240 million (Cdn$253 million) 7.132% loan due 2017 (the “Loan”). In addition, ACH has entered into a Cdn$15 million bank revolving credit agreement due March 30, 2011 (the “Credit Agreement,” and collectively with the Loan, the “Agreements”). As of December 31, 2009, ACH had not drawn down any of the Credit Agreement but had issued a letter of credit of approximately Cdn$1 million, which reduced the availability under the Credit Agreement to approximately Cdn$14 million. As of June 30, 2009, ACH failed to meet a financial covenant under the Agreements but obtained a waiver from the lenders and no default occurred. The terms of the financial covenant under the Agreements were subsequently amended through March 31, 2010 and as a result, ACH was in compliance with such financial covenant as of September 30, 2009 and December 31, 2009 and anticipates remaining in compliance with the financial covenant for the next 12 months.
Flow of funds
Summary of cash flows
A summary of cash flows for the years ended December 31, 2009, 2008 and 2007 was as follows:

(In millions)	2009	2008	2007

Net cash provided by (used in) operating activities	$46	$(420)	$(247)
Net cash provided by (used in) investing activities	502	(27)	177
Net cash provided by financing activities	34	444	166

Net increase (decrease) in cash and cash equivalents	$582	$(3)	$96

Cash provided by (used in) operating activities
The $466 million increase in cash provided by operating activities in 2009 compared to 2008 was primarily related to a significant reduction in accounts receivable and a significant increase in accounts payable and accrued liabilities, as well as proceeds from alternative fuel mixture tax credits. Liabilities subject to compromise include pre-petition accounts payable and accrued liabilities, none of which were paid. As a result, our cash flows from operating activities were favorably affected by the stay of payment related to such accounts payable and accrued liabilities, including the stay of interest payments related to certain pre-petition debt obligations.
The $173 million increase in cash used in operating activities in 2008 compared to 2007 was primarily related to the significant increases in our net loss and net pension contributions, as well as higher severance payments related to mill closures and a significant reduction in accounts payable due to pressure from our suppliers, partially offset by a significant reduction in inventory levels due to downtime at several of our facilities.
Cash provided by (used in) investing activities
The $529 million increase in cash provided by investing activities in 2009 compared to 2008 was primarily due to proceeds from the sale of our interest in MPCo and reductions in cash invested in fixed assets and deposit requirements for letters of credit in 2009, partially offset by decreased proceeds from timberlands and other asset sales and an increase in restricted cash in 2009.

The $204 million increase in cash used in investing activities in 2008 compared to 2007 was primarily due to $116 million of cash acquired in the Combination in 2007, as well as increases in 2008 in deposit requirements for letters of credit and cash invested in fixed assets, partially offset by increased proceeds from timberlands and other asset sales in 2008.
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
Cash provided by financing activities
The $410 million decrease in cash provided by financing activities in 2009 compared to 2008 was due to the lower level of borrowings under the Bowater DIP Agreement in 2009 versus the long-term borrowings in 2008, primarily due to refinancings in the second quarter of 2008, and the partial repayment of ACCC’s 13.75% Senior Secured Notes due 2011 in 2009, as discussed above, partially offset by lower repayments in 2009 on our pre-petition secured bank credit facilities.
The $278 million increase in cash provided by financing activities in 2008 compared to 2007 was due to net increased borrowings, primarily as a result of the 2008 refinancing transactions, discussed in Note 17, “Liquidity and Debt – April 1, 2008 refinancings,” to our Consolidated Financial Statements.
Contractual Obligations
In addition to our debt obligations as of December 31, 2009, we had other commitments and contractual obligations that require us to make specified payments in the future. The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the Creditor Protection Proceedings. In addition, our current debt obligations are subject to change as a result of our plan or plans of reorganization in connection with our Creditor Protection Proceedings. Additionally, since initiating the Creditor Protection Proceedings, we have engaged and will continue to engage in a review of our various agreements in light of the overriding rights afforded under Section 365 and other sections of Chapter 11 and the Initial Order. We have rejected and repudiated a number of contracts and leases, including leases of real estate and equipment, and have assumed or assigned certain others. As a result, the expected cash outlays for our contractual obligations and their impact on our cash flow and liquidity in future periods are expected to change and we are currently not able to determine the amounts and timing of those obligations. As of December 31, 2009, the scheduled maturities of our contractual obligations, based on the original payment terms specified in the underlying agreements or contracts, were as follows (and exclude certain obligations that were due in 2009 that were stayed as a result of the Creditor Protection Proceedings):

			2 – 3	4 – 5	After
(In millions)	Total	1 Year	Years	Years	5 Years

Long-term debt, including current portion of long-term debt and debt classified as liabilities subject to compromise (1)	$8,809	$1,424	$2,132	$1,657	$3,596
Debtor in possession financing, including interest payments	213	213	–	–	–
Non-cancelable operating lease obligations (2)	50	11	16	10	13
Capital lease obligation (3)	49	9	18	18	4
Purchase obligations (4)	593	70	117	109	297
Tax reserves	206	13	18	19	156
Pension and OPEB funding (5)	247	247	–	–	–
Severance obligations (6)	87	87	–	–	–

	$10,254	$2,074	$2,301	$1,813	$4,066

(1)	Long-term debt commitments include interest payments but exclude related discounts and revaluation of debt of $637 million as of December 31, 2009, as these items require no cash outlay.

(2)	We lease approximately 40,000 acres of timberlands, certain office premises, office equipment and transportation equipment under operating leases.

(3)	The capital lease obligation includes interest payments and relates to a building and equipment lease for our Bridgewater cogeneration facility.

(4)	As of December 31, 2009, purchase obligations include, among other things, two fiber supply contracts for our Coosa

Pines operations with commitments totaling $50 million through 2014, a cogeneration power supply contract for our Bridgewater operations with commitments totaling $69 million through 2015, a steam supply contract for our Thorold operations with commitments totaling $22 million through 2015, a power supply contract for our Coosa Pines operations with commitments totaling $36 million through 2019, a steam supply contract for our Dolbeau operations with commitments totaling $172 million through 2023 (which, as discussed in Item 1, “Business – Creditor Protection Proceedings – Reorganization process,” has been repudiated) and a bridge and railroad contract for our Fort Frances operations with commitments totaling $133 million through 2044.

(5)	Pension and other postretirement projected benefit (“OPEB”) funding is calculated on an annual basis for the following year only, although the payment and amount of these funding obligations is uncertain. See Note 20, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements for additional information.

(6)	The payment and timing of our severance obligations is uncertain and accordingly, for this presentation, the total severance obligation is included above under “1 Year.” See Note 15, “Severance Related Liabilities,” to our Consolidated Financial Statements for additional information regarding our severance obligations.
In addition to the items shown in the table above, we are party to employment and change-in-control agreements with our executive officers. See Item 11 of this Annual Report on Form 10-K, “Executive Compensation.”
Expropriation
On December 16, 2008, following our December 4, 2008 announcement of the permanent closure of our Grand Falls newsprint mill, the Government of Newfoundland and Labrador, Canada passed legislation under Bill 75 to expropriate, among other things, all of our timber rights, water rights, leases and hydroelectric assets in the province of Newfoundland and Labrador, whether partially or wholly owned through our subsidiaries and affiliated entities. The Government of Newfoundland and Labrador also announced that it does not plan to compensate us for the loss of the water and timber rights, but has indicated that it may compensate us for certain of our hydroelectric assets. However, it has made no commitment to ensure that such compensation would represent the fair market value of such assets. As a result of the expropriation, in the fourth quarter of 2008, we recorded, as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million.
On February 25, 2010, we filed a Notice of Arbitration under NAFTA, which asserts that the expropriation was arbitrary, discriminatory and illegal. Our claim seeks direct compensation for damages of approximately Cdn$500 million, plus additional costs and relief. Although we believe that the Canadian Government will be required to compensate us for the fair market value of the expropriated assets, there can be no assurance that it will and we have not recognized an asset for such claim in our Consolidated Financial Statements. We continue to reach out to the Canadian Government in an effort to come to a negotiated settlement and avoid protracted NAFTA proceedings. For additional information, see Item 1, “Business – Expropriation.”
Monetization of Timber Notes
In connection with certain timberland sales transactions in 2002 and prior years, Bowater received a portion of the sale proceeds in notes receivable from institutional investors. In order to increase our liquidity, we monetized these notes receivable using qualified special purpose entities (“QSPEs”) set up in accordance with FASB ASC 860. The more significant aspects of the QSPEs are discussed in Note 18, “Monetization of Timber Notes,” to our Consolidated Financial Statements.
The following summarizes our retained interest in our QSPEs and the QSPEs’ total assets and obligations as of December 31, 2009:

				Excess of
	Retained	Total	Total	Assets over
(In millions)	Interest	Assets	Obligations	Obligations

Calhoun Note Holdings AT LLC	$7	$74	$64	$10
Calhoun Note Holdings TI LLC	11	74	62	12
Bowater Catawba Note Holdings I LLC (1)	–	20	18	2
Bowater Catawba Note Holdings II LLC (1)	–	98	88	10
Bowater Saluda Note Holdings LLC (1)	–	103	93	10

	$18	$369	$325	$44

(1)	As discussed in Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net,” to our Consolidated Financial Statements, the commencement of the Creditor Protection Proceedings constituted an event of default under the note purchase agreements for three of our QSPEs, which resulted in a 200 basis point increase in the interest rate payable to the note holders. As a result, our retained interest in these three QSPEs was impaired. Accordingly, we recorded impairment charges totaling $21 million for the year ended December 31, 2009, which were included in “Reorganization items, net” in our Consolidated Statements of Operations, to reduce our retained interest in these three QSPEs to zero.
We are currently determining the further impact, if any, on all of our QSPEs as a result of the commencement of our Creditor Protection Proceedings.
Exchange Rate Fluctuation Effect on Earnings
We compete with North American, European and Asian producers in most of our product lines. Our products are sold and denominated in U.S. dollars, Canadian dollars and selected foreign currencies. A substantial portion of our manufacturing costs are denominated in Canadian dollars. In addition to the impact of product supply and demand, changes in the relative strength or weakness of such currencies, particularly the U.S. dollar, may also affect international trade flows of these products. A stronger U.S. dollar may attract imports into North America from foreign producers, increase supply and have a downward effect on prices, while a weaker U.S. dollar may encourage U.S. exports and increase manufacturing costs that are in Canadian dollars or other foreign currencies. Variations in the exchange rates between the U.S. dollar and other currencies, particularly the Euro and the currencies of Canada, Sweden and certain Asian countries, will significantly affect our competitive position compared to many of our competitors.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes depends primarily on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects. During the last two years, the relative value of the Canadian dollar ranged from US$1.02 in March 2008 to US$0.77 in October 2008 and back to US$0.95 as of December 31, 2009. Based on exchange rates and operating conditions projected for 2010, and prior to the impact of our plan or plans of reorganization, we project that a one-cent increase in the Canadian-U.S. dollar exchange rate would decrease our pre-tax income (loss) for 2010 by approximately $22 million.
If the Canadian dollar continues to remain strong versus the U.S. dollar, it could influence the foreign exchange rate assumptions that are used in our evaluation of long-lived assets for impairment and consequently, result in asset impairment charges. See the discussion below under “Critical Accounting Estimates – Long-lived assets, other than goodwill.”
Hedging Programs
For a description of our hedging activities during 2009, 2008 and 2007, see Note 19, “Derivative Financial Instruments and Other Embedded Derivatives,” to our Consolidated Financial Statements. There were no foreign currency exchange contracts outstanding as of December 31, 2009. During the pendency of the Creditor Protection Proceedings, the extent to which we will be permitted to utilize derivative financial instruments is limited.
Environmental Matters
We are subject to a variety of federal, state, provincial and local environmental laws and regulations in the jurisdictions in which we operate. We believe our operations are in material compliance with current applicable environmental laws and regulations. Environmental regulations promulgated in the future could require substantial additional expenditures for compliance and could have a material impact on us, in particular, and the industry in general.
We may be a “potentially responsible party” with respect to six hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was already contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The third site, at our mill in Coosa Pines contained buried drums and has been remediated pursuant to RCRA and the RCRA permit has been closed. We continue to monitor the groundwater. The fourth site is called Organic Chemicals Inc. in Grandville, Michigan, where we sent 133,400 gallons of spent solvents to be treated on site. The remediation cost of this site is estimated to be approximately $10 million, with our share of the cost estimated to be approximately 1% of this amount. The fifth site is called Alburn Incinerator at Lake Calumet Cluster, Chicago, Illinois,

where we shipped about 4,500 gallons of solvent coating waste to be incinerated. Our share of this site’s remediation cost has currently not been determined and no consent decree has yet been signed. The sixth site called Alternate Energy Resources involves ANC. ANC shipped to this site less than 100,000 gallons of waste to be disposed of and ANC’s share of the remediation costs is less than 0.5%. We believe we will not be liable for any significant amounts at any of these sites.
On November 12, 2009, the province of Newfoundland and Labrador issued five orders under section 99 of its Environmental Protection Act, which we appealed unsuccessfully, to require us to proceed immediately with the environmental remediation of various sites formerly owned or operated by us (some of which the province has expropriated with Bill 75). For additional information, see Item 3, Legal Proceedings – Legal Items.”
We have been charged by the Quebec Ministry of Natural Resources (“QMNR”) for some penal violations related to our woodlands operations. The proposed penalties for two of these charges are above Cdn$100,000 and allege that wood volume cut in July 2005 was above the authorized allowances. Norbord Inc. is co-defendant in these two charges. A settlement has been reached with the QMNR for one of these two infractions as part of the restructuring process.
As of December 31, 2009, we have recorded $27 million for environmental liabilities, which represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for environmental liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management. These liabilities are included in “Other long-term liabilities” or “Liabilities subject to compromise” in our Consolidated Balance Sheets.
Employees
As of December 31, 2009, we employed approximately 12,100 people, of whom approximately 8,800 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union (the “CEP”) in Canada and predominantly by the United Steelworkers Union in the U.S.
A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada expired at the end of April 2009, as have those for the Calhoun and Catawba facilities. The CEP has selected contract talks with us to set the industry-wide pattern for contracts that will replace current expired agreements. We recently reached an agreement in principle with representatives of both the CEP and the CSN, subject to a ratification vote of their members and to the resolution of multi-party pension deficit discussions that are continuing between the CCAA filers and various governments and unions in Canada. The members of the CSN have ratified that agreement. The employees at the Mokpo facility have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear; we served the six-month notice necessary to terminate the collective bargaining agreement related to the Mokpo facility on June 19, 2009.
While negotiations are either underway or will begin shortly in each of the foregoing cases, we are currently reviewing all of our collective bargaining agreements in the context of the Creditor Protection Proceedings with a view to reducing costs.
We also announced in the third quarter of 2009 that we would continue to work on selling, general and administrative (“SG&A”) austerity measures with a target reduction of approximately $100 million on an annualized basis, as compared to 2008. The SG&A reduction efforts included, among other items, a 25% corporate headcount reduction. We expect to have further declines in employment as we develop and implement our plan or plans of reorganization and respond to the need to further reduce capacity in some product lines.
At this time, we cannot predict the impact of the Creditor Protection Proceedings on our labor costs, labor relations or any potential disruption of operations.
Employee Benefit Plans
The determination of projected benefit obligations and the recognition of expenses related to our pension and other postretirement obligations are dependent on assumptions used in calculating these amounts. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality, termination, health care inflation trend rates and other factors. Management develops each assumption using our historical experience applied to our target allocation of investments in conjunction with market-related data for each individual country in which such plans exist. All assumptions are reviewed periodically with third-party actuarial consultants and adjusted as necessary.
Any deterioration in the global securities markets could impact the value of the assets included in our defined benefit pension plans, which could materially impact future minimum cash contributions. Should values deteriorate in 2010, the decline in fair value of our plans could result in increased total pension costs for 2011 as compared to total pension costs in 2010.

Our policy for funding our pension and OPEB plans is to contribute annually the minimum amounts required by applicable laws and regulations. In 2009, gross contributions to our defined benefit pension and OPEB plans were $183 million. We estimate our 2010 contributions would be approximately $219 million to our pension plans and approximately $28 million to our OPEB plans if we were not involved in the Creditor Protection Proceedings. As discussed in Item 1, “Business – Creditor Protection Proceedings – Reorganization process,” the Canadian Court approved the suspension of contributions for past service to our Canadian pension plans. In 2009, we suspended contributions of approximately $111 million for past service. We may be required by the Canadian Court to contribute these amounts to our pension plans prior to our emergence from the Creditor Protection Proceedings. We continue to evaluate our pension and OPEB benefit obligations in the context of the Creditor Protection Proceedings and as a result, our current expectations regarding such obligations in 2010 and beyond are uncertain at this time and are subject to change. Multi-party pension deficit discussions are continuing between the CCAA filers and various governments and unions in Canada as we work on developing the reorganization strategy.
For a further discussion of our pension and OPEB plans, see Note 20, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements.
Recent Accounting Guidance
Reference is made to Note 2, “Summary of Significant Accounting Policies – New accounting guidance,” to our Consolidated Financial Statements for a discussion of new accounting guidance issued but not yet adopted.
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make accounting estimates based on assumptions, judgments and projections of future results of operations and cash flows. These estimates and assumptions affect the reported amounts of revenues and expenses during the periods presented and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements.
We base our estimates, assumptions and judgments on a number of factors, including historical experience, current events and other data that we believe are reasonable under the circumstances. We believe that our accounting estimates are appropriate and that the resulting financial statement amounts are reasonable. Due to the inherent uncertainties in making estimates, actual results could differ materially from these estimates, requiring adjustments to financial statement amounts in future periods.
A summary of our significant accounting policies is disclosed in Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements. Based upon a review of our significant accounting policies, we believe the following accounting policies, as well as the going concern assumption, require us to make accounting estimates that can significantly affect the results reported in our Consolidated Financial Statements. We have reported the development, selection and disclosures of our critical accounting estimates to the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures relating to these estimates.
Going concern
Our Consolidated Financial Statements have been prepared assuming that we will continue as a going concern, although the Creditor Protection Proceedings raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Pension and other postretirement projected benefit obligations
Description of accounts impacted by the accounting estimate
We record assets and liabilities associated with our pension and OPEB obligations that may be considered material to our financial position. We also record net periodic benefit costs associated with these obligations as our employees render service. As of December 31, 2009, we have pension and OPEB projected benefit obligations aggregating $6,047 million and accumulated pension and OPEB plan assets at fair value of $5,241 million. Our 2009 net periodic pension and OPEB benefit cost was $24 million.

Judgments and uncertainties involved in the accounting estimate
The following inputs are used to determine our net periodic benefit costs each year and the determination of these inputs requires judgment:
•	discount rate – used to arrive at the net present value of the pension and OPEB projected benefit obligations;

•	return on assets – used to estimate the growth in the value of invested assets that are available to satisfy pension projected benefit obligations;

•	mortality rate – used to estimate the impact of mortality on pension and OPEB projected benefit obligations;

•	rate of compensation increase – used to calculate the impact future pay increases will have on pension projected benefit obligations; and

•	health care cost trend rate – used to calculate the impact of future health care costs on OPEB projected benefit obligations.
We determined the discount rate by considering the timing and amount of projected future benefit payments, which, for our U.S. plans, is based on a portfolio of long-term high quality corporate bonds of a similar duration and, for our Canadian and other plans, is based on a model that matches the plan’s duration to published yield curves. To develop our expected long-term rate of return on assets, we considered the historical returns and the future expectations for returns for each class of assets held in our pension portfolios, as well as the target asset allocation of those portfolios. For the mortality rate, we used actuarially-determined mortality tables that were consistent with our historical mortality experience and future expectations for mortality of the employees who participate in our pension and OPEB plans. In determining the rate of compensation increase, we reviewed historical salary increases and promotions, while considering the impact of the Creditor Protection Proceedings, current industry conditions and our future industry outlook. For the health care cost trend rate, we considered historical trends for these costs in the U.S. and Canada.
Effect if actual results differ from assumptions
Variations in assumptions could have a significant effect on the net periodic benefit cost and net unfunded pension and OPEB projected benefit obligations reported in our Consolidated Financial Statements. For example, a 25 basis point change in any one of these assumptions would have increased (decreased) our 2009 net periodic benefit cost for our pension and OPEB plans and our net pension and OPEB projected benefit obligations as follows (in millions):

			Net Pension and OPEB Projected
	Net Periodic Benefit Cost		Benefit Obligations
	25 Basis Point	25 Basis Point	25 Basis Point	25 Basis Point
Assumption	Increase	Decrease	Increase	Decrease

Discount rate	$(7)	$7	$(154)	$159
Return on assets	(12)	12	–	–
Rate of compensation increase	4	(3)	22	(22)
Health care cost trend rate	1	(1)	9	(9)

A change in the mortality rates for our employees could also impact our net periodic benefit cost.
In 2009, the most significant change in our assumptions was a decrease to 6.4% from 7.3% in the weighted-average discount rate for our pension projected benefit obligations. This change will decrease the service and interest component of our 2010 annual pension expense by approximately $5 million.
The net periodic benefit cost of our pension plans is based on the expected return on plan assets and not the actual return on plan assets, and the net periodic benefit cost of our pension and OPEB plans is based on the expected change in pension and OPEB projected benefit obligations arising from the time value of money and not the actual change in pension and OPEB projected benefit obligations. Differences between these expected and actual results are recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets as an actuarial gain or loss and subject to amortization into net periodic benefit costs over future periods. Net losses arising in 2009 and 2008, before tax, and deferred in “Accumulated other comprehensive loss” were $158 million and $151 million as of December 31, 2009 and 2008, respectively. These losses will increase 2010 net periodic benefit costs by approximately $6 million.

Long-lived assets, other than goodwill
Description of accounts impacted by the accounting estimate
We had long-lived assets, other than goodwill, recorded in our Consolidated Balance Sheets of $4,422 million and $5,718 million as of December 31, 2009 and 2008, respectively. These long-lived assets include fixed assets, net (including timber and timberlands); amortizable intangible assets, net; and long-lived assets included in assets held for sale. In 2009 and 2008, we recorded depreciation and amortization of $602 million and $726 million, respectively, and impairment and accelerated depreciation charges aggregating $373 million and $428 million, respectively, associated with these long-lived assets, other than goodwill. The depreciation and amortization and impairment charges are based on accounting estimates.
The unit of accounting for impairment testing for long-lived assets is its asset group (see Note 2, “Summary of Significant Accounting Policies – Impairment of long-lived assets, other than goodwill,” to our Consolidated Financial Statements). The unit of accounting for the depreciation and amortization of long-lived assets is at a lower level, either an individual asset or a group of closely-related assets. The cost of a long-lived asset is amortized over its estimated remaining useful life, which is subject to change based on events and circumstances or management’s intention for the use of the asset.
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
Our long-lived asset impairment charges, other than goodwill, are disclosed in Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net,” and Note 7, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges,” to our Consolidated Financial Statements.
Judgments and uncertainties involved in the accounting estimate
The calculation of amortization of long-lived assets requires us to apply judgment in selecting the remaining useful lives of the assets. The remaining useful life of an asset must address both physical and economic considerations. The remaining economic life of a long-lived asset is frequently shorter than its physical life. The pulp and paper industry in recent years has been characterized by considerable uncertainty in business conditions. Estimates of future economic conditions for our long-lived assets and therefore, their remaining useful economic life, require considerable judgment.
Asset impairment for long-lived assets to be held and used is tested at the lowest asset group level having largely independent cash flows. Determining the asset groups for long-lived assets to be held and used requires management’s judgment.
Asset impairment loss calculations require us to apply judgment in estimating asset group fair values and future cash flows, including periods of operation, projections of product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation, projected capital spending and specifically for fixed assets, acquired assigned useful lives, functional obsolescence, asset condition and discount rates. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe would be consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. One key assumption, especially for our long-lived assets in Canada, is the foreign exchange rate. Foreign exchange rates were determined based on our budgeted exchange rates for 2010. The assessment of whether an asset group should be classified as held for sale requires us to apply judgment in estimating the probable timing of the sale, and in testing for impairment loss, judgment is required in estimating the net proceeds from the sale.
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
Assets with proportionately greater risk of acceleration in amortization or additional impairment are those facilities which are presently idled, closed or held for sale. Information on certain of our idled assets can be found in Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net,” and in Note 7, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges – Impairment of long-lived assets, other than goodwill,” to our Consolidated Financial Statements. Information on the carrying amounts of our assets held for sale can be found in Note 8, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets – Assets held for sale and liabilities associated with assets held for sale,” to our Consolidated Financial Statements. The carrying amount of facilities which are closed and not classified as held for sale as of December 31, 2009 was approximately $36 million.
Liabilities subject to compromise
Description of accounts impacted by the accounting estimate
We have liabilities subject to compromise recorded in our Consolidated Balance Sheets of $6,761 million as of December 31, 2009. Other than our debt obligations, these liabilities are recorded at the amounts expected to be allowed as claims by the Courts, whether known or potential claims, under a plan or plans of reorganization, even if the claims may be settled for lesser amounts. Our debt obligations are recorded net of unamortized debt discounts and premiums, which we are no longer amortizing as a result of the Creditor Protection Proceedings. Such amounts are viewed as valuations of the related debt until the debt obligations are allowed as claims by the Courts, at which time the recorded amounts will be adjusted to the amounts of the allowed claims.
Our liabilities subject to compromise are disclosed in Note 4, “Creditor Protection Proceedings Related Disclosures – Liabilities subject to compromise,” to our Consolidated Financial Statements.
Judgments and uncertainties involved in the accounting estimate
Significant judgment is required in the recording of certain of our liabilities subject to compromise. Specifically, we must make assumptions as to whether the Courts will allow a claim or not, and if we assume it will be allowed, we must make assumptions to estimate the amount that will be allowed for such claim. For example, we need to make assumptions as to whether the debt holders will be allowed by the Courts to include accrued interest subsequent to the commencement of the Creditor Protection Proceedings in their claim and, if allowed, whether the debt holder will be entitled to interest at a default rate. Another important area within liabilities subject to compromise that requires several assumptions are the liabilities for rejected or repudiated executory contracts and unexpired leases. We must make certain assumptions as to the amounts the Courts will allow as damage claims by the counterparties to the contracts and leases including, but not limited to, the counterparties’ ability to mitigate their damages, the period over which the counterparties will incur unmitigated losses, the amount of the counterparties’ lost profit and the rate that will be applied to discount the damages to present value.
Liabilities subject to compromise remain subject to future potentially material adjustments arising from negotiated settlements, actions of the Courts, further developments with respect to disputed claims, repudiation or rejection of executory contracts and unexpired leases and the determination of the secured status of certain claims, as well as the value of collateral securing the claims, proofs of claim or other events.
Effect if actual results differ from assumptions
We have continued to accrue interest on the Debtors’ pre-petition secured debt obligations and the CCAA filers’ pre-petition unsecured debt obligations (based on the expectation that accrued interest on the CCAA filers’ pre-petition debt obligations will be a permitted claim under the CCAA Proceedings) at the contractual non-default rates. Interest expense recorded in our Consolidated Statements of Operations totaled $597 million for the year ended December 31, 2009. Contractual interest expense totaled $788 million for the year ended December 31, 2009. If our assumptions are incorrect, the interest expense recorded in our Consolidated Statements of Operations and the accrued interest recorded in “Liabilities subject to compromise” in our Consolidated Balance Sheets could be significantly different. Our interest expense and accrued interest would be greater by $191 million if we were to assume that the accrued interest on the pre-petition unsecured debt obligations of the debtors under the Chapter 11 Cases would be a permitted claim under Chapter 11. Our interest expense and accrued interest would be lower by $195 million if we were to assume that the accrued interest on the pre-petition unsecured debt obligations of the debtors under the CCAA Proceedings would not be a permitted claim under the CCAA Proceedings. Our interest expense and accrued interest would be greater if we were to assume that any of the debtors would be permitted to claim interest at a default rate.
We have accrued $228 million for damage claims that we expect will be allowed by the Courts related to the executory contracts and leases that we have repudiated or rejected since the commencement of the Creditor Protection Proceedings. If these repudiations or rejections are not approved by the Courts, there could be significant and material differences to the amounts that we have recorded as liabilities subject to compromise. As further discussed in Item 1, “Business – Creditor Protection Proceedings,” various bar dates have been established for which proof of claims must be filed against us for a claimant to receive any distribution in the Creditor Protection Proceedings.
For information regarding our claims reconciliation and resolution process, see Item 1, “Business – Creditor Protection Proceedings.”
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to risks associated with fluctuations in foreign currency exchange rates, interest rates, commodity prices and credit risk on the accounts receivable from our customers.
Foreign Currency Exchange Risk
We have manufacturing operations in Canada, the United States and South Korea and sales offices located throughout the world. As a result, we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. Over half of our pulp and paper production capacity and the majority of our wood products production capacity are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. See “Exchange Rate Fluctuation Effect on Earnings” in Item 7 for additional information on foreign exchange risks related to our operating costs.
There were no foreign currency exchange contracts outstanding as of December 31, 2009. During the pendency of the Creditor Protection Proceedings, the extent to which we will be permitted to utilize derivative financial instruments is limited.
Interest Rate Risk
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings. In accordance with FASB ASC 852, we have continued to record interest expense on our pre-petition debt obligations only to the extent that: (i) interest will be paid during the Creditor Protection Proceedings or (ii) it is probable that interest will be an allowed priority, secured or unsecured claim. As such, we have continued to accrue interest only on the Debtors’ pre-petition secured debt obligations and the CCAA filers’ pre-petition unsecured debt obligations (based on the expectation that accrued interest on the CCAA filers’ pre-petition debt obligations will be a permitted claim under the CCAA Proceedings) at the contractual non-default rates. Our variable-rate debt for which we are accruing interest approximates fair value as it bears interest at rates that approximate market, but changes in interest rates do affect future earnings and cash flows. As of December 31, 2009, our variable-rate debt for which we are accruing interest was comprised of the Bowater DIP Agreement of $206 million, Abitibi’s pre-petition Senior Secured Term Loan of $347 million, Abitibi’s pre-petition Floating Rate Notes due 2011 of $200 million and Bowater’ pre-petition secured bank credit facilities of $333 million. Based on such variable-rate debt, a 100 basis-point increase in interest rates would have increased our interest expense in 2009 by approximately $11 million. However, our cash flows are only impacted by the Bowater DIP Agreement, Abitibi’s pre-petition Senior Secured Term Loan and Bowater’ pre-petition secured bank credit facilities, since subsequent to the Creditor

Protection Proceedings, cash payments for interest are only being made on these three variable-rate debt obligations. Our fixed-rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but such changes do not affect earnings or cash flows.
Commodity Price Risk
We purchase significant amounts of energy, chemicals, wood fiber and recovered paper to supply our manufacturing facilities. These raw materials are market-priced commodities and as such, are subject to fluctuations in market prices. Increases in the prices of these commodities will tend to reduce our reported earnings and decreases will tend to increase our reported earnings. From time to time, we may enter into contracts aimed at securing a stable source of supply for commodities such as timber, wood fiber, energy, chemicals and recovered paper. These contracts typically require us to pay the market price at the time of purchase. Thus, under these contracts, we generally remain subject to market fluctuations in commodity prices.
Credit Risk
We are exposed to credit risk on the accounts receivable from our customers. In order to manage our credit risk, we have adopted policies, which include the analysis of the financial position of our customers and the regular review of their credit limits. We also subscribe to credit insurance and, in some cases, require bank letters of credit. As a result, we do not have significant exposure to any individual customer. Our customers are mainly in the newspaper publishing, specialty, advertising and paper converting, as well as lumber wholesaling and retailing businesses. See Item 1A, “Risk Factors – Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial position and results of operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
(In millions, except per share amounts)

	Years Ended December 31,
	2009	2008	2007

Sales	$4,366	$6,771	$3,876
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	3,343	5,144	3,206
Depreciation, amortization and cost of timber harvested	602	726	396
Distribution costs	487	757	410
Selling and administrative expenses	198	332	258
Impairment of goodwill	–	810	–
Closure costs, impairment of assets other than goodwill and other related charges	202	481	123
Arbitration award	–	–	28
Net gain on disposition of assets	(91)	(49)	(145)

Operating loss	(375)	(1,430)	(400)
Interest expense (contractual interest of $788 for the year ended December 31, 2009) (Note 17)	(597)	(706)	(249)
Other (expense) income, net	(71)	93	–

Loss before reorganization items, income taxes and extraordinary item	(1,043)	(2,043)	(649)
Reorganization items, net (Note 4)	(639)	–	–

Loss before income taxes and extraordinary item	(1,682)	(2,043)	(649)
Income tax benefit	122	92	158

Loss before extraordinary item	(1,560)	(1,951)	(491)
Extraordinary loss on expropriation of assets, net of tax of $0 (Note 22)	–	(256)	–

Net loss including noncontrolling interests	(1,560)	(2,207)	(491)
Net loss (income) attributable to noncontrolling interests	7	(27)	1

Net loss attributable to AbitibiBowater Inc.	$(1,553)	$(2,234)	$(490)

Loss per share – basic and diluted:
Loss attributable to AbitibiBowater Inc. common shareholders before extraordinary item	$(26.91)	$(34.34)	$(14.11)
Extraordinary loss on expropriation of assets, net of tax	–	(4.45)	–

Net loss attributable to AbitibiBowater Inc. common shareholders	$(26.91)	$(38.79)	$(14.11)

Weighted-average number of AbitibiBowater Inc. common shares outstanding:
Basic and diluted	57.7	57.6	34.7

Dividends declared per common share	$–	$–	$1.15

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED BALANCE SHEETS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
(In millions, except per share amount)

	As of December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$774	$192
Accounts receivable, net	644	816
Inventories, net	581	713
Assets held for sale	52	953
Other current assets	121	93

Total current assets	2,172	2,767

Fixed assets, net	3,897	4,507
Goodwill	53	53
Amortizable intangible assets, net	473	285
Other assets	517	460

Total assets	$7,112	$8,072

Liabilities and deficit
Liabilities not subject to compromise:
Current liabilities:
Accounts payable and accrued liabilities	$462	$1,021
Debtor in possession financing	206	–
Short-term bank debt	680	677
Current portion of long-term debt	305	278
Liabilities associated with assets held for sale	35	409

Total current liabilities	1,688	2,385

Long-term debt, net of current portion	274	5,015
Pension and other postretirement projected benefit obligations	89	823
Other long-term liabilities	162	147
Deferred income taxes	107	42

Total liabilities not subject to compromise	2,320	8,412

Liabilities subject to compromise (Note 4)	6,761	–

Total liabilities	9,081	8,412

Commitments and contingencies
Deficit:
AbitibiBowater Inc. shareholders’ deficit:
Common stock, $1 par value. 54.7 and 53.2 shares outstanding as of December 31, 2009 and 2008, respectively	55	53
Exchangeable shares, no par value. 3.0 and 4.4 shares outstanding as of December 31, 2009 and 2008, respectively	173	242
Additional paid-in capital	2,522	2,451
Deficit	(4,391)	(2,838)
Accumulated other comprehensive loss	(450)	(384)

Total AbitibiBowater Inc. shareholders’ deficit	(2,091)	(476)
Noncontrolling interests	122	136

Total deficit	(1,969)	(340)

Total liabilities and deficit	$7,112	$8,072

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
(In millions, except per share amounts)

	AbitibiBowater Inc. Shareholders’ Equity (Deficit)
					Accumulated
			Additional		Other		Non-	Total
	Common	Exchangeable	Paid-in		Comprehensive	Treasury	controlling	Equity
	Stock	Shares	Capital	Deficit	Loss	Stock	Interests	(Deficit)

Balance as of December 31, 2006	$35	$68	$1,663	$(76)	$(371)	$(486)	$59	$892

Cumulative adjustment to deficit for the adoption of new accounting guidance related to income taxes	–	–	–	2	–	–	–	2
Exchangeable shares retracted and common shares issued (0.6 shares)	1	(34)	33	–	–	–	–	–
Dividends on common stock ($1.15 per share)	–	–	–	(34)	–	–	–	(34)
Restricted stock units vested, net of shares forfeited for employee withholding taxes (0.1 shares)	–	–	2	–	–	–	–	2
Share-based compensation costs for equity-classified awards	–	–	12	–	–	–	–	12
Cancellation of 6.0 shares of treasury stock and issuance of 22.6 common shares and 5.0 exchangeable shares to effect the Combination	16	242	603	–	–	486	–	1,347
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(3)	(3)
Noncontrolling interests assumed in the Combination	–	–	–	–	–	–	75	75
Net loss	–	–	–	(490)	–	–	(1)	(491)
Other comprehensive income, net of tax	–	–	–	–	227	–	20	247

Balance as of December 31, 2007	52	276	2,313	(598)	(144)	–	150	2,049

Cumulative adjustment to deficit and accumulated other comprehensive loss for the adoption of new accounting guidance related to pension and other postretirement benefit plans, net of tax	–	–	–	(6)	(11)	–	–	(17)
Exchangeable shares retracted and common shares issued (0.7 shares)	1	(34)	33	–	–	–	–	–
Restricted stock units vested, net of shares forfeited for employee withholding taxes (0.2 shares)	–	–	–	–	–	–	–	–
Share-based compensation costs for equity-classified awards	–	–	6	–	–	–	–	6
Beneficial conversion feature of Convertible Notes	–	–	105	–	–	–	–	105
Equity issuance costs on Convertible Notes	–	–	(6)	–	–	–	–	(6)
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(25)	(25)
Net (loss) income	–	–	–	(2,234)	–	–	27	(2,207)
Other comprehensive loss, net of tax	–	–	–	–	(229)	–	(16)	(245)

Balance as of December 31, 2008	53	242	2,451	(2,838)	(384)	–	136	(340)

Exchangeable shares retracted and common shares issued (1.4 shares)	2	(69)	67	–	–	–	–	–
Share-based compensation costs for equity-classified awards	–	–	4	–	–	–	–	4
Restricted stock units vested, net of shares forfeited for employee withholding taxes (0.1 shares)	–	–	–	–	–	–	–	–
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(7)	(7)
Net loss	–	–	–	(1,553)	–	–	(7)	(1,560)
Other comprehensive loss, net of tax	–	–	–	–	(66)	–	–	(66)

Balance as of December 31, 2009	$55	$173	$2,522	$(4,391)	$(450)	$–	$122	$(1,969)

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
(In millions)

	Years Ended December 31,
	2009	2008	2007

Net loss including noncontrolling interests	$(1,560)	$(2,207)	$(491)

Other comprehensive (loss) income:
Change in unamortized prior service costs, net of tax of $0, $3 and $15 in 2009, 2008 and 2007, respectively	(15)	(9)	23
Change in unamortized actuarial gains and losses, net of tax of $0, $3 and $43 in 2009, 2008 and 2007, respectively	(176)	(110)	224
Foreign currency translation	125	(136)	9
Change in unrecognized gain on hedged transactions, net of tax of $5 and $4 in 2008 and 2007, respectively	–	10	(9)

Other comprehensive (loss) income, net of tax	(66)	(245)	247

Comprehensive loss including noncontrolling interests	(1,626)	(2,452)	(244)

Less: Comprehensive loss (income) attributable to noncontrolling interests:
Net loss (income)	7	(27)	1
Foreign currency translation	–	16	(20)

Comprehensive loss (income) attributable to noncontrolling interests	7	(11)	(19)

Comprehensive loss attributable to AbitibiBowater Inc.	$(1,619)	$(2,463)	$(263)

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
(In millions)

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net loss including noncontrolling interests	$(1,560)	$(2,207)	$(491)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by (used in) operating activities:
Extraordinary loss on expropriation of assets, net of tax	–	256	–
Share-based compensation	4	4	13
Depreciation, amortization and cost of timber harvested	602	726	396
Impairment of goodwill	–	810	–
Closure costs, impairment of assets other than goodwill and other related charges	170	428	100
Write-downs of mill stores inventory	17	30	7
Deferred income taxes	(118)	(225)	(76)
Net pension contributions	(150)	(241)	(116)
Net gain on disposition of assets	(91)	(49)	(145)
Gain on extinguishment of debt	–	(31)	–
Amortization of debt discount (premium) and debt issuance costs, net	57	123	8
Loss (gain) on translation of foreign currency denominated debt	62	(39)	(29)
Non-cash reorganization items, net	535	–	–
Debtor in possession financing costs	31	–	–
Changes in working capital:
Accounts receivable	159	(63)	99
Inventories	101	159	(8)
Other current assets	(29)	(13)	(2)
Accounts payable and accrued liabilities	229	(171)	63
Other, net	27	83	(66)

Net cash provided by (used in) operating activities	46	(420)	(247)

Cash flows from investing activities:
Cash invested in fixed assets	(101)	(186)	(128)
Disposition of investment in Manicouagan Power Company (Note 17)	554	–	–
Disposition of timberlands and other assets	119	220	197
Increase in restricted cash (Notes 9 and 17)	(124)	–	–
Decrease (increase) in deposit requirements for letters of credit, net	49	(69)	–
Cash received in monetization of derivative financial instruments	5	5	24
Cash acquired in the Combination	–	–	116
Direct acquisition costs related to the Combination	–	–	(35)
Other investing activities, net	–	3	3

Net cash provided by (used in) investing activities	502	(27)	177

Cash flows from financing activities:
Cash dividends, including noncontrolling interests	(7)	(25)	(49)
Debtor in possession financing	261	–	–
Debtor in possession financing costs	(31)	–	–
Payment of debtor in possession financing	(55)	–	–
Term loan financing	–	400	–
Term loan repayments	–	(53)	–
Short-term financing, net	(7)	(248)	230
Issuance of long-term debt	–	763	–
Payments of long-term debt	(118)	(298)	(15)
Payments of financing and bank credit facility fees	(9)	(89)	–
Payment of equity issuance fees on Convertible Notes	–	(6)	–

Net cash provided by financing activities	34	444	166

Net increase (decrease) in cash and cash equivalents	582	(3)	96
Cash and cash equivalents:
Beginning of year	192	195	99

End of year	$774	$192	$195

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, including capitalized interest of $1, $0 and $1 in 2009, 2008 and 2007, respectively (Note 17)	$276	$559	$220
Income taxes, net	$(3)	$6	$–

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Note 1. Organization and Basis of Presentation
Nature of operations
AbitibiBowater Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our,” “us” or the “Company”) is incorporated in Delaware and is a leading producer of newsprint and coated and specialty papers. In addition, we produce and sell market pulp and wood products. As of December 31, 2009, we operated pulp and paper manufacturing facilities in Canada, the United States, the United Kingdom and South Korea, as well as wood products and hydroelectric facilities in Canada. Effective as of February 2, 2010, our Bridgewater Paper Company Limited (“BPCL”) subsidiary filed for administration pursuant to U.K. insolvency law, as discussed below under “Bridgewater Administration.”
Financial statements
We have prepared our consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All amounts are expressed in U.S. dollars, unless otherwise indicated. Certain prior year amounts in our consolidated financial statements and the related notes have been reclassified to conform to the 2009 presentation. The reclassifications had no effect on net loss. As discussed in more detail below, effective January 1, 2009, we adopted new accounting guidance governing the accounting for and reporting of noncontrolling interests, which required retrospective application.
Creditor Protection Proceedings
On April 16, 2009 and December 21, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”). In addition, on April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries sought creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (the “CCAA”) with the Superior Court of Quebec in Canada (the “Canadian Court”). On April 17, 2009, Abitibi-Consolidated Inc. (“Abitibi”), a subsidiary of AbitibiBowater Inc., and its wholly-owned subsidiary, Abitibi-Consolidated Company of Canada (“ACCC”), each filed a voluntary petition for provisional and final relief (the “Chapter 15 Cases”) in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings and also on that date, AbitibiBowater Inc. and certain of its subsidiaries in the Chapter 11 Cases obtained orders under Section 18.6 of the CCAA in respect thereof (the “18.6 Proceedings”). The Chapter 11 Cases, the Chapter 15 Cases, the CCAA Proceedings and the 18.6 Proceedings are collectively referred to as the “Creditor Protection Proceedings.” The entities subject to the Creditor Protection Proceedings are referred to herein as the “Debtors.” The U.S. Court and the Canadian Court are collectively referred to as the “Courts.” Our wholly-owned subsidiaries that operate the Bridgewater, United Kingdom (which is under administration, as discussed below under “Bridgewater Administration”) and Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries continue to operate outside of the Creditor Protection Proceedings. For additional information, see Note 3, “Creditor Protection Proceedings.”
Basis of presentation and going concern issues
Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Creditor Protection Proceedings, which are discussed further in Note 3, “Creditor Protection Proceedings,” raise substantial doubt about our ability to continue as a going concern.
The Creditor Protection Proceedings and our debtor in possession financing arrangements, which are discussed in Note 17, “Liquidity and Debt,” provide us with a period of time to stabilize our operations and financial condition and develop a comprehensive restructuring plan. Management believes that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of these proceedings and as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to successfully develop and implement a comprehensive restructuring plan, improve profitability, obtain alternative financing to replace our debtor in possession financing arrangements, renew or extend our current debtor in possession financing arrangements and/or accounts receivable securitization program, as the case may be, if the need to do so should arise, and restructure our obligations in a manner that allows us to obtain confirmation of a plan or plans of reorganization by the Courts. However, it is not possible to predict whether the actions taken in our

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities.
Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in our consolidated financial statements. The assets and liabilities in our consolidated financial statements do not reflect any adjustments related to such a comprehensive restructuring plan, except for the charges related to indefinite idlings and permanent closures, as discussed in Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.” In addition, our consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings, such as: (i) the realizable value of our assets on a liquidation basis or their availability to satisfy liabilities, (ii) the amounts of pre-petition liabilities that may be allowed for claims or contingencies or the status and priority thereof, (iii) the effect of any changes in our deficit that may be made in our recapitalization or (iv) the effect on our Consolidated Statements of Operations regarding any changes made to our business resulting from our comprehensive restructuring plan, except for the charges related to indefinite idlings and permanent closures, as discussed in Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.”
Effective upon the commencement of the Creditor Protection Proceedings, we applied the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“FASB ASC 852”), in preparing our consolidated financial statements and we continue to apply this guidance while we operate under the Creditor Protection Proceedings. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), charges related to indefinite idlings and permanent closures and other provisions for losses directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in our Consolidated Statements of Operations. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net.” The timing of recognition of Reorganization items, net is in accordance with U.S. GAAP related to accounting for severance and termination benefits and accounting for costs associated with exit and disposal activities (including costs incurred in a restructuring). Pre-petition obligations that may be impaired by the reorganization process have been classified in our Consolidated Balance Sheets as “Liabilities subject to compromise.” These liabilities have been reported at the amounts expected to be allowed by the Courts, even if they may be settled for lesser amounts. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.” Additionally, we have continued to record interest expense on certain of our pre-petition debt obligations. For additional information, see Note 17, “Liquidity and Debt.”
Bridgewater Administration
On February 2, 2010, BPCL filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended (the “BPCL Administration”). BPCL’s board of directors appointed Ernst & Young LLP as joint administrators for the BPCL Administration, whose responsibilities are to manage the affairs, business and assets of BPCL. The joint administrators have indicated that they are exploring various options for BPCL and will determine how the BPCL Administration will unfold. As a result of the filing for administration, we no longer have control over or the ability to influence BPCL’s operations. As a result, effective as of the date of the BPCL Administration filing, we will no longer consolidate BPCL in our consolidated financial statements and will account for BPCL using the cost method of accounting.
Following the BPCL Administration, the administrators announced their decision to cease operation of the Bridgewater newsprint mill while they continue to explore all options. BPCL is a party to a contract with NPower Cogen Limited for the cogeneration building and equipment lease and for the purchase of steam and electricity to operate the paper mill. For additional information, reference is made to Note 19, “Derivative Financial Instruments and Other Embedded Derivatives – Cogeneration contract embedded derivative.” Abitibi had provided a guarantee in favor of NPower Cogen Limited as it relates to BPCL’s obligations under this agreement, which it repudiated on July 7, 2009. As a result of the BPCL Administration, in the first quarter of 2010, we will record a liability for this repudiated claim. NPower Cogen Limited filed a related claim against Abitibi in November 2009. However, the estimated amount of our obligation under the claim does not exceed the obligation recorded by BPCL as of December 31, 2009 under the terms of the contract.
We do not expect that the net effect of all of the above will have a material impact on our operating income (loss) in 2010. Our consolidated financial statements and the related notes reflect the results of operations and financial condition of BPCL for all years presented.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Abitibi and Bowater combination
On October 29, 2007, pursuant to a Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007, Abitibi and Bowater Incorporated (“Bowater”) combined in a merger of equals (the “Combination”) with each becoming a subsidiary of AbitibiBowater Inc. The Combination was accounted for in accordance with FASB ASC 805, “Business Combinations.” Bowater was deemed to be the “acquirer” of Abitibi for accounting purposes and AbitibiBowater Inc. was deemed to be the successor to Bowater for purposes of U.S. securities laws and financial reporting. Therefore, unless otherwise indicated, our consolidated financial statements reflect the results of operations of Bowater for the period before October 29, 2007 and those of both Abitibi and Bowater for the periods beginning on or after October 29, 2007. Refer to Note 5, “Business Combination,” for additional information.
Transactions within the consolidated group of companies
Prior to April 1, 2008, Donohue Corp. (“Donohue”) was a wholly-owned subsidiary of ACCC. On April 1, 2008, ACCC transferred all of the outstanding common and preferred stock of Donohue to AbitibiBowater US Holding LLC (“Holding”), a direct subsidiary of AbitibiBowater Inc., for a combination of cash and notes issued or assumed by Holding. As a result, Donohue is no longer a subsidiary of Abitibi, but remains an indirect, wholly-owned subsidiary of AbitibiBowater Inc. Donohue, through its subsidiaries, owns 52.5% of the Augusta Newsprint Company, the Alabama River, Alabama newsprint mill and the U.S. recycling operations and, prior to its sale on April 10, 2008, the Snowflake, Arizona newsprint mill. On January 5, 2010, we sold the material recycling facilities located in Arlington, Houston and San Antonio, Texas, but we continue to operate the recycling programs in those three cities, as well as in 20 other metropolitan areas across North America.
On May 12, 2008, AbitibiBowater Inc. contributed to Bowater, as additional paid-in capital, a promissory note executed by AbitibiBowater Inc. in favor of Bowater. On May 15, 2008, Bowater transferred the ownership interest it held in its wholly-owned subsidiary, Bowater Newsprint South LLC (“Newsprint South”), to AbitibiBowater Inc. As a result, Newsprint South is no longer a subsidiary of Bowater, but is now a direct, wholly-owned subsidiary of AbitibiBowater Inc. Newsprint South, through its subsidiaries, owns the Coosa Pines, Alabama and Grenada, Mississippi mills and, prior to its sale on January 28, 2010, the Westover, Alabama sawmill.
These transfers of businesses between subsidiary companies that are under common control of AbitibiBowater Inc., the ultimate parent, were accounted for at the AbitibiBowater Inc. level at historical costs and accordingly, there was no impact on the results of operations or financial position of AbitibiBowater.
Consolidation
Our consolidated financial statements include the accounts of AbitibiBowater Inc. and its controlled subsidiaries. All significant transactions and balances between these companies have been eliminated. All consolidated subsidiaries are wholly-owned as of December 31, 2009 with the exception of the following:

	AbitibiBowater		Partner
Consolidated Subsidiary	Ownership	Partner	Ownership

Produits Forestiers Mauricie L.P.	93.2%	Cooperative Forestiere du Haut Saint-Maurice	6.8%
ACH Limited Partnership (“ACH”)	75%	Caisse de depot et placement du Quebec	25%
Augusta Newsprint Company (“ANC”)	52.5%	The Woodbridge Company (“Woodbridge”)	47.5%
Calhoun Newsprint Company (“CNC”)	51%	Herald Company, Inc.	49%
Bowater Mersey Paper Company Limited	51%	The Daily Herald Company	49%
Donohue Malbaie Inc.	51%	NYT Capital Inc.	49%

Equity method investments
We account for our investments in affiliated companies where we have significant influence, but not control over their operations, using the equity method of accounting.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Note 2. Summary of Significant Accounting Policies
Use of estimates
In preparing our consolidated financial statements in accordance with U.S. GAAP, management is required to make accounting estimates based on assumptions, judgments and projections of future results of operations and cash flows. These estimates and assumptions affect the reported amounts of revenues and expenses during the periods presented and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. The most critical estimates relate to expected future cash flows used in long-lived assets impairment testing and in our assessment of the going concern assumption and assumptions underlying pension and other postretirement projected benefit obligations accounting and liabilities subject to compromise. Estimates, assumptions and judgments are based on a number of factors, including historical experience, current events and other data that management believes are reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions.
Cash and cash equivalents
Cash and cash equivalents generally consist of direct obligations of the U.S. and Canadian governments and their agencies, demand deposits and other short-term, investment grade securities with a maturity of three months or less from the date of purchase.
Accounts receivable
Accounts receivable are recorded at cost, net of an allowance for doubtful accounts that is based on expected collectibility, and such carrying value approximates fair value. Under our securitization program, ownership interests in certain of our accounts receivable are sold to third-party financial institutions, net of an amount based on the financial institutions’ funding cost plus a margin. This results in a loss on the sale of the ownership interests in the receivables sold for the amount sold in excess of cash proceeds received. The allocation of the carrying value of accounts receivable between the portion sold and the portion retained is based on their relative fair values.
Monetization of notes receivable
We monetized notes receivable using qualified special purpose entities (“QSPEs”) set up in accordance with FASB ASC 860, “Transfers and Servicing” (“FASB ASC 860”). The QSPEs that were established for note monetization purposes have not been consolidated within our financial statements. Our retained interest consists principally of the net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued by the QSPE to third parties) and a cash reserve account established at inception. Fair value of our retained interest was estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates. Our retained interest is included in “Other assets” in our Consolidated Balance Sheets. Excess cash flows revert to us on a quarterly or semi-annual basis. The balance of the cash reserve accounts, if any, reverts to us at the maturity date of the QSPE third-party debt.
Inventories
Inventories are stated at the lower of cost or market value. Cost includes labor, materials and production overhead and is determined by using the average cost and last-in, first-out (“LIFO”) methods. Production overhead included in the cost of our inventories is based on the normal capacity of our production facilities. Unallocated overhead, including production overhead associated with abnormal production levels, is recognized in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations when incurred.
Fixed assets, including timber and timberlands
Fixed assets are stated at cost less accumulated depreciation. The cost of the fixed assets is reduced by any investment tax credits or government capital grants received. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Repair and maintenance costs, including those associated with planned major maintenance, are expensed as incurred. We capitalize interest on borrowings during the construction period of major capital projects as part of the related asset and amortize the capitalized interest into earnings over the related asset’s remaining useful life. We have fixed assets under a capital lease for the building and equipment for the cogeneration facility at our Bridgewater, United Kingdom

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
operations. The fixed assets under the capital lease are being amortized using the straight-line method over the assets’ remaining useful lives.
We capitalize costs related to the acquisition of timber and timberlands and subsequent costs incurred for the planting and growing of timber. The cost generally includes the acquisition cost of land and timber, property taxes, lease payments, site preparation and other costs. These costs, excluding land, are expensed at the time the timber is harvested, based on annually determined depletion rates, and are included in “Depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. Growth and yield models are used to estimate timber volume on our land from year to year. These volumes affect the depletion rates, which are calculated annually based on the capitalized costs and the total timber volume based on the current stage of the growth cycle.
Asset retirement obligations
We record an asset and a liability equal to the fair value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists; life of the long-lived asset is determinable; and a reasonable estimate of fair value can be made, even if the timing and/or settlement of the obligation is conditional on a future event that may or may not be within our control. Fair value is established using the discounted cash flow method. The liability is accreted to recognize the passage of time using a credit adjusted risk-free interest rate, and the asset is depreciated over the life of the related equipment or facility. The asset and liability are subsequently adjusted for changes in the amount or timing of the estimated costs.
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
Amortizable intangible assets
Amortizable intangible assets are stated at cost less accumulated amortization. Amortization of water rights is provided on a straight-line basis over the estimated useful lives of the assets. Amortization of customer relationships is provided based on the ratio determined by the remaining useful life of the asset divided by the sum-of-the-years’ digits of the years of the original estimated useful life of the asset. An impairment loss is recognized in the amount that the intangible asset’s carrying value exceeds its fair value if it is determined that the carrying amount is not recoverable.
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

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying value of an asset group may no longer be recoverable. The recoverability of an asset group to be held and used is tested by comparing the carrying value of the asset group to the sum of the estimated undiscounted future cash flows expected to be generated by that asset group. In estimating the undiscounted future cash flows, we use projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the asset group. The principal assumptions include periods of operation, projections of product pricing, production levels and sales volumes, product costs, market supply and demand, foreign exchange rates, inflation and projected capital spending. Changes in any of these estimates could have a material effect on the estimated undiscounted future cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment loss would be calculated equal to the excess of the carrying value of the asset group over its fair value. The fair value of a long-lived asset group is determined in accordance with our accounting policy for fair value measurements, as discussed below.
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
Pension and other postretirement projected benefit obligations
For our defined benefit plans, we recognize an asset or a liability for pension and other postretirement projected benefit obligations net of the fair value of plan assets. An asset is recognized for a plan’s over-funded status and a liability is recognized for a plan’s under-funded status. Changes in the funding status that have not been recognized in our net periodic benefit costs are reflected as an adjustment to our “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. Net periodic benefit costs are recognized as employees render the services necessary to earn the pension and other postretirement benefits. Amounts we contribute to our defined contribution plans are expensed as incurred.
Derivative financial instruments and other embedded derivatives
We record all derivative financial instruments and embedded derivatives as either assets or liabilities in our Consolidated Balance Sheets at fair value. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are deferred and recorded as a component of “Accumulated other comprehensive loss” until the underlying transaction is recorded in earnings. At that time, gains or losses are reclassified from “Accumulated other comprehensive loss” to our Consolidated Statements of Operations on the same line as the underlying transaction has been recorded (“Sales,” “Cost of sales, excluding depreciation, amortization and cost of timber harvested” or “Interest expense”). Any ineffective portion of a hedging derivative’s change in fair value is recognized immediately in earnings. Changes in the fair value of a derivative that has not been designated or does not qualify for hedge accounting treatment and changes in the fair value of an embedded derivative are recognized in earnings immediately.
Fair value measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and is based on our principal or most advantageous

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
market for the specific asset or liability. We consider the risk of non-performance of the obligor, which in some cases reflects our own credit risk, in determining fair value. In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” we categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. This fair value hierarchy is as follows:
Level 1 -	Valuations based on quoted prices in active markets for identical assets and liabilities.

Level 2 -	Valuations based on observable inputs, other than Level 1 prices, such as quoted interest or currency exchange rates.

Level 3 -	Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.
The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used in the determination of fair value of our assets and liabilities, when required, maximize the use of observable inputs and minimize the use of unobservable inputs.
Share-based compensation
We maintain incentive stock plans that provide for grants of stock options, restricted stock units (“RSUs”) and deferred stock units (“DSUs”) to our directors, officers and certain key employees.
During the pendency of the Creditor Protection Proceedings, no new equity awards or payments of equity awards are permitted except pursuant to a Court order or under a plan or plans of reorganization. We will continue to consider alternatives on all compensation issues. For the years ended December 31, 2009, 2008 and 2007, share-based compensation expense, net of tax, was $4 million, $3 million and $9 million, respectively.
We amortize the fair value of our share-based awards over the requisite service period using the straight-line attribution approach. The requisite service period is reduced for those employees who are retirement eligible at the date of the grant or who will become retirement eligible during the vesting period. The fair value of our stock options is determined using a Black-Scholes option pricing formula. Prior to the Combination, the fair value of our RSUs and DSUs were determined by multiplying the market price of a share of Bowater common stock on the grant date by the number of units. The fair value of RSUs or DSUs granted after the Combination is determined based on the market price of a share of AbitibiBowater Inc. common stock on the day immediately preceding the grant date. Share-based awards that are settled in cash or with shares purchased on the open market are recognized as a liability, which is remeasured at fair value as of each balance sheet date. The cumulative effect of the change in fair value is recognized in the period of the change as an adjustment to compensation cost. We estimate forfeitures of share-based awards based on historical experience and recognize compensation cost only for those awards expected to vest. Estimated forfeitures are adjusted to actual experience as needed. Compensation cost for performance-based awards is recognized when it is probable that the performance criteria will be met.
We adopted the alternative transition method for calculating the tax effects of share-based compensation. The additional paid-in capital (“APIC”) pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, we will record the excess as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2009, 2008 and 2007, we had a sufficient APIC pool to cover any tax deficiencies recorded; as a result, these deficiencies did not affect our results of operations.
We classify the cash flows resulting from the tax benefit that arises from the exercise of stock options and the vesting of RSUs and DSUs that exceed the compensation cost recognized (excess tax benefits) as financing cash flows.
Revenue recognition
Most of our sales are generated from sales of pulp and paper products, which are primarily delivered to our customers directly from our mills by either truck or rail and generally have the terms free on board (“FOB”) shipping point. For these sales, revenue is typically recorded when the product leaves the mill. Sales are reported net of allowances and rebates, and the following criteria must be met before they are recognized: persuasive evidence of an arrangement exists, delivery has occurred and we have no remaining obligations, prices are fixed or determinable and collectibility is reasonably assured.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Loss per share
We calculate basic loss per common share by dividing the net loss by the weighted-average number of outstanding common shares and exchangeable shares. To calculate diluted loss per share, no adjustments to our basic weighted-average number of common shares outstanding were necessary to compute our diluted weighted-average number of common shares outstanding for all periods presented since the impact of instruments convertible into common shares (such as stock options and RSUs) would have been anti-dilutive. In addition, no adjustments to net loss and the diluted weighted-average number of common shares outstanding were necessary for the years ended December 31, 2009 and 2008, after giving effect to the assumed conversion of our Convertible Notes, as defined in Note 17, “Liquidity and Debt – April 1, 2008 refinancings.”
Translation
The functional currency of the majority of our operations is the U.S. dollar. However, some of these operations maintain their books and records in their local currency in accordance with certain statutory requirements. Non-monetary assets and liabilities and related depreciation and amortization for such operations are remeasured into U.S. dollars using historical exchange rates. Remaining assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the balance sheet date. Gains and losses from foreign currency transactions and from remeasurement of the balance sheet are reported as “Other (expense) income, net” in our Consolidated Statements of Operations. Income and expense items are remeasured into U.S. dollars using an average exchange rate for the period.
The functional currency of all other operations is their local currency. Assets and liabilities of these operations are translated into U.S. dollars at the exchange rates in effect as of the balance sheet dates. Income and expense items are translated at average daily or monthly exchange rates for the period. The resulting translation gains or losses are recognized as a component of equity in “Accumulated other comprehensive loss.”
Distribution costs
Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Such costs are included in “Distribution costs” in our Consolidated Statements of Operations.
Creditor Protection Proceedings
As discussed in Note 1, “Organization and Basis of Presentation – Basis of presentation and going concern issues,” we have applied the guidance in FASB ASC 852, which requires that financial statements distinguish transactions and events that are directly associated with the reorganization process from the ongoing operations of the business.
Reorganization items, net
FASB ASC 852 requires separate disclosure of reorganization items such as expenses (including professional fees), realized gains and losses from the settlement of pre-petition liabilities and provisions for losses resulting from the reorganization and restructuring of the business. Accordingly, professional fees, charges related to indefinite idlings and permanent closures as part of our work towards a comprehensive restructuring plan and other expenses directly related to or resulting from the reorganization process under the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in our Consolidated Statements of Operations. As a result, all charges related to the commencement of an indefinite idling or permanent closure of mills and paper machines subsequent to the commencement of the Creditor Protection Proceedings are recorded in “Reorganization items, net”; whereas all charges related to the commencement of an indefinite idling or permanent closure of mills and paper machines prior to the commencement of the Creditor Protection Proceedings are recorded in “Closure costs, impairment of assets other than goodwill and other related charges” in our Consolidated Statements of Operations. The timing of recognition of Reorganization items, net, unless specifically prescribed otherwise by FASB ASC 852, is in accordance with U.S. GAAP, including accounting for impairments of long-lived assets, accelerated depreciation, severance and termination benefits and costs associated with exit and disposal activities (including costs incurred in a restructuring).
Liabilities subject to compromise
Liabilities subject to compromise primarily represent unsecured pre-petition obligations of the Debtors that are subject to impairment as part of a plan or plans of reorganization and as a result, are subject to settlement at lesser amounts. Generally, actions to enforce or otherwise effect payment of such liabilities have been stayed by the Courts. Such liabilities are classified

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
separately from other liabilities in our Consolidated Balance Sheets as “Liabilities subject to compromise” and are accounted for in accordance with our normal accounting policies except that: (i) other than our debt obligations, these liabilities are recorded at the amounts expected to be allowed as claims by the Courts, whether known or potential claims, under a plan or plans of reorganization, even if the claims may be settled for lesser amounts, and (ii) debt obligations are recorded net of unamortized debt discounts and premiums, which we are no longer amortizing as a result of the Creditor Protection Proceedings. Such amounts are viewed as valuations of the related debt until the debt obligations are allowed as claims by the Courts, at which time the recorded amounts will be adjusted to the amounts of the allowed claims.
Liabilities subject to compromise remain subject to future potentially material adjustments arising from negotiated settlements, actions of the Courts, further developments with respect to disputed claims, repudiation or rejection of executory contracts and unexpired leases and the determination of the secured status of certain claims, as well as the value of collateral securing the claims, proofs of claim or other events. The Debtors have repudiated or rejected certain pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations with the approval of the Courts and may repudiate or reject additional ones in the future. Damages resulting from repudiations or rejections of executory contracts and unexpired leases are typically treated as general unsecured claims and are also classified as liabilities subject to compromise.
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
Interest expense
We continue to record interest expense on our pre-petition debt obligations only to the extent that: (i) interest will be paid during the Creditor Protection Proceedings or (ii) it is probable that interest will be an allowed priority, secured, or unsecured claim.
Recently adopted accounting guidance
On September 30, 2009, we adopted the FASB’s Accounting Standards Codification (“Codification”). The Codification defines the new hierarchy for U.S. GAAP and is now the single source for all authoritative U.S. GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. Since the Codification relates to disclosures only, the adoption of this accounting guidance did not impact our results of operations or financial position. However, because the Codification completely replaced existing standards, it affects the way U.S. GAAP is referenced within our consolidated financial statements. The FASB has subsequently issued numerous Accounting Standards Updates to amend various topics in the Codification for text revisions and technical corrections, none of which impacted our results of operations or financial position.
Effective January 1, 2009, we adopted new accounting guidance governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this guidance indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This guidance also required changes to certain presentation and disclosure requirements. The provisions of this guidance were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, we retroactively reclassified the “Minority interests in subsidiaries” balance previously included as a separate liability caption in our Consolidated Balance Sheets to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used in our Consolidated Statements of Operations, largely identifying net loss including NCI and net loss attributable to AbitibiBowater Inc. Additional disclosures required by this guidance are also reflected in our Consolidated Statements of Changes in Equity (Deficit). The adoption of this guidance did not have a material impact on our results of operations or financial position.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
On January 1, 2009, we prospectively adopted new accounting guidance on fair value measurements as it relates to nonfinancial assets and liabilities that are not measured at fair value on a recurring basis, but are recognized or disclosed at fair value on a nonrecurring basis. This guidance applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The adoption of this guidance did not have a material impact on our results of operations or financial position.
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
In June 2009, the FASB issued new accounting guidance which eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets and requires additional disclosures. The new guidance requires entities to provide additional information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The new guidance becomes effective for us on January 1, 2010 and will be applied prospectively. We do not expect the adoption of this new guidance to have a material impact on our results of operations or financial position as it relates to our QSPEs that were established for note monetization purposes (see Note 18, “Monetization of Timber Notes”). We are currently in the process of evaluating the impact, if any, that the adoption of this new accounting guidance will have on our results of operations or financial position as it relates to our accounts receivable securitization program.
In June 2009, the FASB issued new accounting guidance which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. QSPEs will no longer be excepted from current accounting guidance. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new guidance becomes effective for us on January 1, 2010. Although we have QSPEs that are not currently consolidated (see Note 18, “Monetization of Timber Notes”), we do not expect the adoption of this new accounting guidance to have a material impact on our results of operations or financial position as it relates to these QSPEs. We are currently in the process of evaluating the impact, if any, that the adoption of this new accounting guidance will have on our results of operations or financial position as it relates to our accounts receivable securitization program.
In January 2010, the FASB issued new accounting guidance which requires expanded fair value measurement disclosures in quarterly and annual financial statements. The new guidance clarifies existing disclosure requirements for each class of assets and liabilities and inputs and valuation techniques for Level 2 and 3 fair value measurements. Additionally, the new guidance also requires details of significant transfers of assets between Level 1 and 2 fair value measurements, including a description of the reasons for such transfers, as well as gross presentation of activity within the Level 3 fair value measurements. This new guidance is effective for us on January 1, 2010, except for the gross presentation of Level 3 activity, which is effective for us on January 1, 2011. We do not expect the adoption of this new accounting guidance to impact our results of operations or financial position.
Note 3. Creditor Protection Proceedings
Overview
As discussed in Note 1, “Organization and Basis of Presentation – Creditor Protection Proceedings,” AbitibiBowater Inc. and certain of its subsidiaries commenced Creditor Protection Proceedings on April 16 and 17, 2009 and December 21, 2009 in order to enable us to pursue reorganization efforts under the protection of Chapter 11 and the CCAA, as applicable. The Creditor Protection Proceedings allow us to reassess our business strategy with a view to developing a comprehensive financial and business restructuring plan. We remain in possession of our assets and properties and are continuing to operate our business and manage our properties as “debtors in possession” under the jurisdiction of the Courts and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, the Debtors are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the applicable Court(s) or the Monitor (as defined below), as applicable.
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms,

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings. Due to the commencement of the Creditor Protection Proceedings, unsecured pre-petition debt obligations of $4,886 million are included in “Liabilities subject to compromise” in our Consolidated Balance Sheets as of December 31, 2009. Secured pre-petition debt obligations of $980 million are included in current liabilities in our Consolidated Balance Sheets as of December 31, 2009. See Note 4, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.”
Debtor in possession financing arrangements
In the Creditor Protection Proceedings, we have sought and obtained: (i) final approval by the Courts to enter into a debtor in possession financing facility for the benefit of AbitibiBowater Inc., Bowater and certain of Bowater’s subsidiaries, (ii) final approval by the Canadian Court to enter into a debtor in possession financing facility for the benefit of Abitibi and Donohue, which, on December 9, 2009, was terminated, repaid and replaced with a debtor in possession financing facility for the benefit of Abitibi with a wholly-owned subsidiary of ACCC, and (iii) final approval by the Courts to amend and restate, in its entirety, the Abitibi and Donohue accounts receivable securitization program. Each of these financing arrangements is discussed in further detail in Note 17, “Liquidity and Debt.”
Reorganization process
General
The Courts have issued a variety of orders on either a final or interim basis intended to support our business continuity throughout the restructuring process. These orders include, among other things, authorization to:
•	make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course;
•	ensure the continuation of existing cash management systems;
•	honor certain ongoing customer obligations;
•	repudiate or reject certain customer, supplier and other contracts;
•	enter into our debtor in possession financing arrangements and the Abitibi and Donohue second amended and restated accounts receivable securitization program, which are discussed in Note 17, “Liquidity and Debt”;
•	conduct certain asset sales, including our interest in Manicouagan Power Company (“MPCo”), as discussed in Note 8, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets,” and Note 17, “Liquidity and Debt”;
•	settle certain intercompany obligations; and
•	restructure our European sales structure.
We also obtained an order from the Canadian Court on May 8, 2009 specifying that the payment of special contributions for past service to Canadian pension plans maintained by Abitibi and Bowater could be suspended. Abitibi and Bowater continue to make their respective Canadian pension plan contributions for current service costs. Special contributions to our Canadian pension plans for past service that were suspended amounted to approximately $102 million for Abitibi and approximately $57 million for Bowater on an annual basis. We have continued to meet our obligations to our U.S. pension plans in the ordinary course.
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
Under the terms of a Canadian Court order, Ernst & Young Inc. serves as the court-appointed monitor under the CCAA

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Proceedings (the “Monitor”) and is assisting us in formulating our CCAA restructuring plan.
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
We began notifying all known current or potential creditors regarding these filings shortly after the commencement of the Creditor Protection Proceedings. We have successfully applied on several occasions to the Courts in order to enforce the stay of proceedings against creditors acting in breach of the stay.
Rejection and repudiation of contractual obligations
Under Section 365 and other relevant sections of Chapter 11, we may assume, assign or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Similarly, pursuant to the initial order issued by the Canadian Court on April 17, 2009 (the “Initial Order”), we have the right to, among other things, repudiate or reject agreements, contracts or arrangements of any nature whatsoever, whether oral or written, subject to the approval of the Monitor or further order of the Canadian Court. Any description of an agreement, contract, unexpired lease or arrangement in these notes to our consolidated financial statements must be read in light of these overriding rights pursuant to Section 365 of Chapter 11 and to the CCAA, as applicable.
Since initiating the Creditor Protection Proceedings, we have engaged and will continue to engage in a review of our various agreements in light of the overriding rights described above. We have rejected and repudiated a number of leases, including leases of real estate and equipment, and have assumed or assigned certain others. Some of the more significant agreements we repudiated or rejected, as the case may be, include the following:
•	We repudiated certain supply contracts between Abitibi and SFK Pate S.E.N.C. and on May 21, 2009, the Canadian Court rejected a motion by SFK Pate S.E.N.C. to overturn that repudiation.
•	On June 15, 2009, we filed a motion with the U.S. Court to reject an amended and restated call agreement (the “Call Agreement”) in respect of Augusta Newsprint Inc. (“ANI”), an indirect subsidiary of Woodbridge and our partner in ANC. ANC is the partnership that owns and operates the Augusta, Georgia newsprint mill. The Call Agreement obligated Abitibi Consolidated Sales Corporation, an indirect, wholly-owned subsidiary of AbitibiBowater Inc. (“ACSC”), to either buy out ANI at a price well above market, or risk losing all of its equity in the joint venture pursuant to forced sale provisions. The U.S. Court granted our motion on October 27, 2009 and approved our rejection of the Call Agreement. Our counterparties to the Call Agreement filed a Notice of Appeal with the U.S. Court on November 3, 2009. Also, on March 9, 2010, Woodbridge filed a motion in the U.S. Court to force ACSC to reject the partnership agreement governing ANC.
•	Effective July 13, 2009, Bowater Canadian Forest Products Inc. (“BCFPI,” an indirect subsidiary of Bowater), Abitibi and ACCC repudiated contracts with Boralex Dolbeau Inc. and on July 28, 2009, we obtained a motion De Bene Esse to confirm our repudiation of those contracts in light of injunctions issued by the Canadian Court and the Court of Appeal of Quebec on January 22, 2008 and October 8, 2008, respectively, initially preventing such actions. Following the repudiation of these contracts, our Dolbeau, Quebec facility has been effectively idled since July 7, 2009.
•	On July 7, 2009, we repudiated a parental guarantee issued by Abitibi in favor of NPower Cogen Limited relating to BPCL’s obligations under an energy supply contract for the Bridgewater newsprint mill.
•	On September 14, 2009, we repudiated certain of Abitibi’s shipping contracts with Spliethoff Transport B.V. based on expected savings and more favorable contractual terms with a new shipper. The Canadian Court rejected Spliethoff Transport B.V.’s motion to overturn the repudiation on November 24, 2009.
•	We rejected a number of pre-petition engagement letters with financial advisors retained to provide advisory services on an exclusive basis in connection with pre-petition restructuring activities and certain transactions that ultimately were not consummated.
For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net and – Liabilities subject to compromise.”

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Procedures for the filing, review and determination of creditors’ claims in the U.S. and in Canada
On August 26, 2009 and September 3, 2009, the Canadian Court and the U.S. Court, respectively, granted our motions to establish November 13, 2009 (the “General Claims Bar Date”) as the bar date for the filing of such claims, generally representing the majority of our creditors. We notified the majority of our creditors and potential creditors of the General Claims Bar Date and the requirement to file a proof of claim with the Courts before that deadline in order for a claimant to receive any distribution in the Creditor Protection Proceedings. Individuals who were employed by us as of April 16, 2009 (the date on which we filed for creditor protection in the U.S.) or thereafter (“Post-filing Employees”) were excluded from the General Claims Bar Date in the U.S. and Canada, as were certain other “Excluded Claims” in Canada.
On January 18, 2010, the Canadian Court issued an order setting out the process for the review, determination and adjudication of contested claims with a view to determining their amounts for an eventual vote by the holders of such claims on a plan of arrangement to be presented by us. No such order has been issued in the U.S., where the applicable procedure for the investigation of discrepancies between liability amounts estimated by us and claims filed by our creditors and for the valuation of liabilities is generally governed by the rules under Chapter 11.
On February 18, 2010, the U.S. Court granted our motion to establish April 7, 2010 (the “Second Claims Bar Date”) as the date by which Post-filing Employees are required to file employee proofs of claim against us on account of: (i) any claim against us owing as of April 16, 2009 and (ii) any claim or expense asserted against us for the period from April 16, 2009 through and including February 28, 2010 (but excluding amounts owed for ordinary course payroll obligations that are scheduled to be paid on the next pay date occurring after February 28, 2010, or for the reimbursement of expenses scheduled to be paid in the ordinary course).
On February 23, 2010, the Canadian Court granted our motion to establish an identical Second Claims Bar Date of April 7, 2010 for Post-filing Employees and most previously Excluded Claims, including a category of claims that includes claims arising out of contract repudiation after August 31, 2009 (“Restructuring Claims”). A “rolling bar date,” being the later of the Second Claims Bar Date or 30 days after the issuance of a notice giving rise to any Restructuring Claim, was established for those Restructuring Claims that arise between the Second Claims Bar Date of April 7, 2010 and emergence from the CCAA Proceedings.
There have been approximately 4,500 and 5,200 claims filed against the Chapter 11 filers and the CCAA filers, respectively, that total, together with the Chapter 11 filers’ scheduled liabilities, approximately $43 billion (which, for the claims filed against the CCAA filers in Canadian dollars, reflects the exchange rate to U.S. dollars on the date of the commencement of the CCAA Proceedings). We are currently in the process of reconciling such claims to the amounts we have recorded in “Liabilities subject to compromise” as of December 31, 2009 in our Consolidated Balance Sheets. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Courts, where appropriate. We have identified, and expect to continue to identify, many claims that we believe should be disallowed by the Courts because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. In addition, as a result of this process, we may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete.
In both the U.S. and Canada, the determination of how claims will ultimately be treated, as well as how each class of affected claims will be settled, including payment terms, if applicable, cannot be made until the Courts approve a plan or plans of reorganization. Accordingly, the ultimate number and amount of allowed claims, as well as the ultimate treatment and recovery of allowed claims, is not determinable at this time. Given the magnitude of the claims asserted, it is possible that allowed claims may be materially in excess of the amounts recorded as liabilities subject to compromise as of December 31, 2009 and adjustments to these liabilities may be recorded as “Reorganization items, net” in our Consolidated Statements of Operations in future periods. Classification for purposes of our consolidated financial statements of any pre-petition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or legal conclusion by the Debtors as to the manner of classification, treatment, allowance or payment in the Creditor Protection Proceedings, including in connection with any plan or plans of reorganization that may be confirmed by the Courts and that may become effective pursuant to the Courts’ orders.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net and – Liabilities subject to compromise.”
Plan or plans of reorganization
In order to successfully exit from Chapter 11 and the CCAA, we will be required to propose and obtain approval from affected creditors and confirmation by the Courts of a plan or plans of reorganization that satisfies the requirements of Chapter 11 and the CCAA. An approved plan or plans of reorganization would resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance following our exit from Chapter 11 and the CCAA.
In the United States, Chapter 11 provides that we have the exclusive right for 120 days after the filing of the Creditor Protection Proceedings to file a plan or plans of reorganization with the U.S. Court. On August 4, 2009, the U.S. Court entered an order extending our exclusive right to file a plan or plans of reorganization and solicit votes thereon until December 14, 2009 and February 10, 2010, respectively, which the U.S. Court further extended to April 15, 2010 and June 11, 2010, respectively. We will likely file additional motions to request extensions of this exclusivity period, which we believe are routinely granted for up to 18 months in cases of this size and complexity. If our exclusivity period were to lapse, any party in interest would be able to file a plan or plans of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan or plans of reorganization must satisfy certain requirements of Chapter 11 and must be approved or confirmed by the U.S. Court in order to become effective.
Similarly, in Canada, the Initial Order provides for a general stay of proceedings for an initial period of 30 days. The Canadian Court extended the stay of proceedings on each of May 14, 2009, September 4, 2009, December 11, 2009 and March 12, 2010 through September 4, 2009, December 15, 2009, March 15, 2010 and June 18, 2010, respectively. We will likely file additional motions to request further extensions of this stay of proceedings, which we believe are routinely granted for up to 18 months in cases of this size and complexity. The Initial Order provides that a plan or plans of reorganization under the CCAA must be filed with the Canadian Court before the termination of the stay of proceedings or such other time or times as may be allowed by the Canadian Court. Third parties could thereafter seek permission to file a plan or plans of reorganization. In addition to being voted on by the required majority of affected creditors, a plan or plans of reorganization must satisfy certain requirements of the CCAA and must be approved or confirmed by the Canadian Court in order to become effective.
The timing of filing a plan or plans of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Creditor Protection Proceedings. There can be no assurance that a plan or plans of reorganization will be supported and approved by affected creditors and confirmed by the Courts or that any such plan will be implemented successfully. The maturity date of the Bowater DIP Agreement, defined in Note 17, “Liquidity and Debt,” will extend by three months if we file with the Courts a plan or plans of reorganization that is (are) reasonably acceptable to the requisite lenders before the current maturity date of April 21, 2010, and a further three months if, as of the last day of the extension, we are using best efforts to pursue confirmation of the plan or plans of reorganization and seeking confirmation thereof by the Courts. Multi-party pension deficit discussions are continuing between the CCAA filers and various governments and unions in Canada as we work on developing the reorganization strategy.
Under the priority scheme established by Chapter 11 and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan or plans of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they will receive. A plan or plans of reorganization could result in holders of our liabilities and/or securities, including our common stock and exchangeable shares, receiving no distribution on account of their interests and cancellation of their holdings. A plan or plans of reorganization could also result in holders of our common stock and exchangeable shares being materially diluted or result in the cancellation of all of our equity securities for nominal or no consideration.
Listing and trading of our common stock and the exchangeable shares of AbitibiBowater Canada Inc.
Due to the commencement of the Creditor Protection Proceedings, each of the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (the “TSX”) suspended the trading of our common stock at the opening of business on April 16, 2009 and delisted our common stock at the opening of business on May 21, 2009 and the close of market on May 15, 2009, respectively. Our common stock is currently traded in the over-the-counter market and is quoted on the Pink Sheets Quotation Service and on the OTC Bulletin Board under the symbol “ABWTQ.” In addition, the TSX suspended the trading of the exchangeable shares of AbitibiBowater Canada Inc. at the opening of business on April 16, 2009 and delisted such shares at the close of market on May 15, 2009.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Note 4. Creditor Protection Proceedings Related Disclosures
Reorganization items, net
Reorganization items, net for the year ended December 31, 2009 were comprised of the following:

(In millions)	2009

Professional fees (1)	$106
Debtor in possession financing costs (2)	31
Provision for repudiated or rejected executory contracts (3)	225
Charges related to indefinite idlings and permanent closures (4)	242
Other (5)	35

$639

(1)	Professional fees directly related to the Creditor Protection Proceedings, ongoing monitoring and establishment of a plan or plans of reorganization, including legal, accounting and other professional fees, as well as professional fees incurred by our creditors.

(2)	Debtor in possession financing costs incurred during 2009 in connection with entering into the Bowater DIP Agreement and Abitibi DIP Agreement (both defined in Note 17, “Liquidity and Debt”) and the Abitibi and Donohue second amended and restated accounts receivable securitization program.

(3)	Provision for repudiated or rejected executory contracts represents provision for estimated claims arising from repudiated or rejected executory contracts, primarily supply contracts and equipment leases. See Note 3, “Creditor Protection Proceedings – Reorganization process,” for additional information.

(4)	Represents charges related to the indefinite idling of various paper mills and paper machines located in Canada, as well as the permanent closure of a sawmill in the United States and a chipping operation in Canada. These actions were initiated subsequent to the commencement of the Creditor Protection Proceedings as part of our work towards a comprehensive restructuring plan. Accordingly, these charges are included in Reorganization items, net. Such charges for the year ended December 31, 2009 included: (i) long-lived asset impairment charges of $130 million; (ii) accelerated depreciation charges of $51 million; (iii) severance charges of $32 million; (iv) charges for the write-downs of mill stores inventory of $17 million, (v) contractual obligation charges of $10 million and (vi) charges for asset retirement obligations of $2 million. The fair value of the impaired assets of approximately $12 million was determined based on their estimated sale or salvage values.

(5)	We monetized notes receivable using QSPEs. The commencement of the Creditor Protection Proceedings constituted an event of default under the note purchase agreements for three of these QSPEs, which resulted in a 200 basis point increase in the interest rate payable to the note holders. As a result, our retained interest, which primarily represents the excess of the interest to be received over the interest to be paid, in these three QSPEs was impaired. Accordingly, we recorded impairment charges totaling $21 million for the year ended December 31, 2009 to reduce our retained interest in these three QSPEs to zero. For further information, reference is made to Note 18, “Monetization of Timber Notes.” Also included in “Other” are charges for reserves for certain pre-petition receivables of $14 million and interest income, which was less than $1 million.
For the year ended December 31, 2009, we paid $104 million relating to reorganization items, which were comprised of: (i) professional fees of $73 million and (ii) debtor in possession financing costs of $31 million. Payments relating to professional fees and debtor in possession financing costs were included in cash flows from operating activities and cash flows from financing activities, respectively, in our Consolidated Statements of Cash Flows.
Liabilities subject to compromise
Liabilities subject to compromise of the Debtors as of December 31, 2009 were comprised of the following:

(In millions)	2009

Unsecured pre-petition debt (Note 17)	$4,886
Accrued interest on unsecured pre-petition debt	385
Accounts payable and accrued liabilities, excluding accrued interest on unsecured pre-petition debt	463
Pension and other postretirement projected benefit obligations	791
Repudiated or rejected executory contracts	228
Other liabilities	8

$6,761

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
We have not included the Debtors’ secured pre-petition debt obligations in liabilities subject to compromise since we believe that the value of the underlying collateral of these obligations significantly exceeds the amount of the expected claims by the secured creditors. As discussed in Note 3, “Creditor Protection Proceedings – Reorganization process,” the Courts have granted approval for the Debtors to, among other things, make payments relating to certain employee’s pre-petition wages, salaries and benefit programs in the ordinary course, ensure the continuation of existing cash management systems, honor certain ongoing customer obligations, enter into our debtor in possession financing arrangements, settle certain intercompany obligations, retain legal and financial professionals and other business-related payments necessary to maintain the operation of our business. Liabilities subject to compromise do not include: (i) liabilities held by Non-Debtors (as defined below); (ii) liabilities incurred after the commencement of the Creditor Protection Proceedings, except for accrued interest on unsecured pre-petition debt obligations of the Debtors under the CCAA Proceedings and (iii) pre-petition liabilities that the Debtors expect to pay in full, even though certain of these amounts may not be paid until a plan or plans of reorganization is approved.
Condensed combined financial statements of Debtors
The following condensed combined financial statements represent the financial statements of the Debtors. Our subsidiaries that are not subject to the Creditor Protection Proceedings (“Non-Debtors”) are not consolidated in these condensed combined financial statements and, as such, their net loss is included in “Equity in net loss of Non-Debtors, net of tax” in the condensed combined statement of operations and their net assets are included as “Investments in and advances to Non-Debtors” in the condensed combined balance sheet. The Debtors’ condensed combined financial statements have been prepared in accordance with the guidance of FASB ASC 852.
Intercompany transactions between the Debtors have been eliminated in these condensed combined financial statements. Intercompany transactions between the Debtors and Non-Debtors have not been eliminated in these condensed combined financial statements.

ABITIBIBOWATER INC.
CONDENSED COMBINED STATEMENT OF OPERATIONS – DEBTORS
(In millions)

Year Ended
December 31, 2009

Sales	$3,390
Costs and expenses	3,604

Operating loss	(214)
Interest expense (contractual interest of $762)	(571)
Other expense, net	(107)
Reorganization items, net	(639)
Income tax provision	(18)
Equity in net loss of Non-Debtors, net of tax	(4)

Net loss attributable to AbitibiBowater Inc.	$(1,553)

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements

ABITIBIBOWATER INC.
CONDENSED COMBINED BALANCE SHEET – DEBTORS
(In millions)

December 31,
2009

Assets
Current assets:
Accounts receivable from Non-Debtors	$63
All other current assets	1,806

Total current assets	1,869

Fixed assets, net	3,341
Amortizable intangible assets, net	271
Investments in and advances to Non-Debtors	648
All other assets	486

Total assets	$6,615

Liabilities and deficit
Liabilities not subject to compromise:
Current liabilities:
Debtor in possession financing	$206
All other current liabilities	1,496

Total current liabilities	1,702

Long-term liabilities	243

Total liabilities not subject to compromise	1,945

Liabilities subject to compromise	6,761

Total liabilities	8,706

Shareholders’ deficit	(2,091)

Total liabilities and deficit	$6,615

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements

ABITIBIBOWATER INC.
CONDENSED COMBINED STATEMENT OF CASH FLOWS – DEBTORS
(In millions)

Year Ended
December 31, 2009

Net cash used in operating activities	$(31)

Cash flows from investing activities:
Disposition of investment in MPCo	554
Other, net (includes $17 million of advances from Non-Debtors, net)	(19)

Net cash provided by investing activities	535

Cash flows from financing activities:
Debtor in possession financing	261
Debtor in possession financing costs	(31)
Payment of debtor in possession financing	(55)
Payments of long-term debt	(118)
Other, net	(23)

Net cash provided by financing activities	34

Net increase in cash and cash equivalents	538
Cash and cash equivalents:
Beginning of year	143

End of year	$681

Note 5. Business Combination
As discussed in Note 1, “Organization and Basis of Presentation – Abitibi and Bowater combination,” Bowater combined with Abitibi on October 29, 2007 to form AbitibiBowater. The aggregate purchase price was $1,384 million.
Abitibi is a leading producer of newsprint, specialty papers, market pulp and wood products. The Combination was designed to create a stronger company, better able to meet changing customer needs, compete more effectively in an increasingly global market, adapt to lower demand for newsprint in North America and deliver increased value to shareholders. Goodwill of $272 million was recorded in connection with the Combination and was attributable to assembled workforce, future customer relationships, market footprint and flexibility by a wider network of assets. See Note 6, “Goodwill and Amortizable Intangible Assets, Net – Goodwill,” for the allocation of such goodwill to our reporting units.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
In order to apply purchase accounting, the total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values on the Combination date. The final allocation of the purchase price was recorded in the fourth quarter of 2008 and is presented below.

(In millions)

Cash and cash equivalents	$116
Accounts receivable	411
Inventories	554
Assets held for sale	200
Other current assets	69

Current assets acquired in the Combination	1,350
Fixed assets	3,306
Goodwill	272
Amortizable intangible assets	1,303
Other assets	573

Total assets acquired in the Combination	6,804

Accounts payable and accrued liabilities	713
Short-term bank debt	371
Current portion of long-term debt	349
Liabilities associated with assets held for sale	17

Current liabilities assumed in the Combination	1,450
Long-term debt, net of current portion	2,510
Pension and other postretirement projected benefit obligations	646
Other long-term liabilities	279
Deferred income taxes	535

Total liabilities assumed in the Combination	5,420

Total purchase price allocated to assets and liabilities acquired in the Combination	$1,384

The following unaudited pro forma information for the year ended December 31, 2007 presents a summary of our consolidated results of operations as if the Combination had occurred on January 1, 2007. The pro forma financial information gives effect to actual operating results prior to the Combination and has been prepared for comparative purposes only. These pro forma results do not purport to be indicative of the results that would have occurred for the period presented or that may be expected in the future.

(Unaudited, in millions except per share data)	2007

Sales	$7,000
Operating loss	(508)
Net loss attributable to AbitibiBowater Inc.	(448)
Basic and diluted net loss per share attributable to AbitibiBowater Inc.	(7.78)

The 2007 unaudited pro forma operating loss and net loss attributable to AbitibiBowater Inc. included approximately $222 million of net gain on disposition of assets, $123 million of closure costs, impairment of assets other than goodwill and other related charges, $386 million of foreign currency transaction gains and $28 million of costs associated with an arbitration award, excluding any tax impact.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Note 6. Goodwill and Amortizable Intangible Assets, Net
Goodwill
Goodwill by reportable segment for the years ended December 31, 2008 and 2009 was as follows:

		Coated	Specialty
(In millions)	Newsprint	Papers	Papers	Unallocated	Total

Balance as of January 1, 2008	$535	$–	$56	$188	$779
Adjustment to goodwill arising from final purchase price allocation	–	–	–	84	84
Allocation of goodwill arising from purchase price adjustment	75	53	144	(272)	–
Impairment	(610)	–	(200)	–	(810)

Balance as of December 31, 2008	$–	$53	$–	$–	$53

Balance as of December 31, 2009	$–	$53	$–	$–	$53

We allocated the goodwill resulting from the Combination to our reporting units that were expected to benefit from the synergies of the Combination based on the implied fair value of the goodwill derived from the reporting unit’s business enterprise value and allocated assets and liabilities or, in the case of the coated papers reporting unit, which did not receive an allocation of Abitibi’s assets and liabilities, based on the increase in the reporting unit’s fair value arising as a direct result of the Combination. The goodwill resulting from the Combination was not deductible for income tax purposes and represents a permanent book-tax difference. As a result, no tax benefit was recognized for this goodwill.
Impairment of goodwill
In 2009, 2008 and 2007, we recorded zero, $810 million and zero, respectively, of non-cash goodwill impairment charges, which were recorded in “Impairment of goodwill” in our Consolidated Statements of Operations. In 2008, the goodwill impairment charge of $810 million represented $610 million for our newsprint reporting unit and $200 million for our specialty papers reporting unit, representing the full amount of goodwill associated with each of those reporting units. The fair value of our reporting units was determined based on a combination of the income approach, which estimates fair value based on future discounted cash flows, and the market approach (guideline companies method), which estimates fair value based on comparable market prices. We chose to assign a weight of 75% to the market approach and 25% to the income approach. The decline in the fair values of the newsprint and specialty papers reporting units below their carrying amounts was the result of industry and global economic conditions that sharply deteriorated in late 2008, continued decline in the demand for newsprint and specialty papers in North America leading to our idling and closure of additional production capacity in the fourth quarter of 2008 and the general decline in asset values as a result of increased market cost of capital following the global credit crisis that accelerated in late 2008. The goodwill impairment charges were not deductible for income tax purposes and represent a permanent book-tax difference. As a result, no tax benefit was recognized for these goodwill impairment charges.
We do not allocate impairment of goodwill to our reportable segments; therefore, these charges are included in “Corporate and Other” in Note 26, “Segment Information.”

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Amortizable intangible assets, net
Amortizable intangible assets, net as of December 31, 2009 and 2008 were comprised of the following:

		2009			2008
	Estimated	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
(In millions)	(Years)	Value	Amortization	Net	Value	Amortization	Net

Water rights	15 - 40	$436	$27	$409	$220	$6	$214
Customer relationships	20	73	9	64	73	2	71

		$509	$36	$473	$293	$8	$285

In order to operate our hydroelectric generating facilities, we draw water from various rivers in Canada. The use of such government-owned waters is governed by water power leases/agreements with the Canadian provinces, which set out the terms, conditions and fees (as applicable). Terms of these agreements typically vary from 10 to 50 years and are generally renewable, under certain conditions, for additional terms. In certain circumstances, water rights are granted without expiration dates. In some cases, the agreements are contingent on the continued operation of the related paper mill and a minimum level of capital spending in the region. We have assigned the water rights an expected useful life of 15 – 40 years, which corresponds to the related hydroelectric power plants’ expected useful lives. The impact of the Creditor Protection Proceedings on our ability to continue to meet conditions for future renewals is not presently determinable.
In 2008, the water rights of ACH were expected to be sold with our equity interest in this entity; therefore, these assets were included in “Assets held for sale” in our Consolidated Balance Sheets as of December 31, 2008. However, during the first quarter of 2009, it was determined that it was no longer probable that we would finalize the sale of ACH within the next twelve months. Therefore, in the first quarter of 2009, these assets, which had a net book value of $183 million as of December 31, 2008, were reclassified from “Assets held for sale” to “Amortizable intangible assets, net” in our Consolidated Balance Sheets.
We have relationships with customers that purchase specialty papers products from us.
Amortization expense related to amortizable intangible assets for the years ended December 31, 2009, 2008 and 2007 was $25 million, $31 million and $6 million, respectively. Amortization expense for these amortizable intangible assets is estimated to be approximately $21 million per year for each of the next five years.
As discussed in more detail in Note 22, “Commitments and Contingencies – Extraordinary loss on expropriation of assets,” on December 16, 2008, the Government of Newfoundland and Labrador, Canada passed legislation to expropriate, among other things, all of our timber rights, water rights, leases and hydroelectric assets in the province of Newfoundland and Labrador, whether partially or wholly owned through our subsidiaries and affiliated entities, following our announcement on December 4, 2008 of the permanent closure of our Grand Falls, Newfoundland and Labrador newsprint mill. As a result of the expropriation, in the fourth quarter of 2008, we recorded as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million, with no related income tax benefit. Included in the write-off was $124 million related to our water rights, located in the province of Newfoundland and Labrador, which was recorded in our Corporate and other segment, prior to the write-off. The write-off represented our carrying value of these water rights at the time of the expropriation, since the Government of Newfoundland and Labrador announced that it does not plan to compensate us for the loss of the water rights.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Note 7. Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges
Closure costs, impairment of assets other than goodwill and other related charges, which are not associated with our work towards a comprehensive restructuring plan, for the years ended December 31, 2009, 2008 and 2007 were comprised of the following:

(In millions)	2009	2008	2007

Impairment of long-lived assets, other than goodwill	$87	$247	$100
Accelerated depreciation	21	–	–
Impairment of assets held for sale	84	181	–
Contractual obligations and other commitments	–	10	–
Severance and other costs	10	43	23

	$202	$481	$123

Impairment of long-lived assets, other than goodwill
During the fourth quarter of 2008, we announced, among other things, the indefinite idling of certain of our newsprint mill assets. At that time, we expected to recover the carrying values of those newsprint mill assets and accordingly, no impairment was recorded. During the second quarter of 2009, upon review of the recoverability of these newsprint mill assets following a steep decline in market demand in early 2009, we recorded a long-lived asset impairment charge of $85 million. The fair value of these assets of approximately $6 million was determined based on their estimated sale or salvage values. In 2009, we also recorded long-lived asset impairment charges of $10 million, primarily related to two previously permanently closed mills (which we intend to bundle and sell together with two other previously permanently closed mills) to further reduce the carrying value of their assets to their current estimated fair value, which was determined based on their estimated sale values.
In 2008, permanent closures that we announced included our Baie-Comeau, Quebec recycling operations, our previously idled Donnacona, Quebec and Mackenzie, British Columbia paper mills, our Grand Falls newsprint mill and our Covington, Tennessee paper converting facility. Upon review of the recoverability of the long-lived assets at these facilities, including the capitalized asset retirement obligations recognized as a result of the closures, we recorded long-lived asset impairment charges of $249 million. The fair value of these assets of approximately $15 million was determined based on their estimated sale or salvage values plus any projected cash generated from operating the facilities through the date of closing. These impairment charges were offset by a $2 million reduction in an asset retirement obligation at our Port Alfred, Quebec facility, which was previously closed.
In 2007, permanent closures that we announced included our Dalhousie, New Brunswick facility and a paper machine at our Gatineau, Quebec facility. Upon review of the recoverability of the long-lived assets at these facilities, including the capitalized asset retirement obligations recognized as a result of the closures, we recorded long-lived asset impairment charges of $100 million. The fair value of these assets of approximately $16 million was determined based on their estimated sale or salvage values plus any projected cash generated from operating these assets through the date of closing.
Accelerated depreciation
In December 2008, we announced, among other things, the indefinite idling of two paper machines at our Calhoun, Tennessee newsprint mill. At that time, we expected to recover the carrying value of these long-lived assets and accordingly, no impairment was recorded. In 2009, we reviewed the remaining depreciable lives of these paper machines and concluded that the estimated remaining useful lives should be reduced to zero. Accordingly, we recorded accelerated depreciation charges of $21 million to reduce their carrying values to their estimated salvage values of zero.
Impairment of assets held for sale
In 2008, we recorded a long-lived asset impairment charge of $181 million related to the assets held for sale for our interest in MPCo to reduce the carrying value of our investment to fair value less costs to sell. The fair value of these assets was determined based on the net realizable value of the long-lived assets consistent with the terms of a non-binding agreement in principle for the sale. As discussed in Note 8, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets,” the sale of MPCo was completed in the fourth quarter of 2009. In 2009, we recorded

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
additional long-lived asset impairment charges of $84 million related to these assets held for sale to further reduce the carrying value of our investment in MPCo to its current fair value less costs to sell to reflect the terms of the final sale and actual costs to sell.
Contractual obligations and other commitments
In 2008, we recorded $10 million in charges for noncancelable contracts at our Dalhousie operations. Through December 31, 2009, we had paid $8 million of these contractual obligations.
Severance and other costs
In 2009, we recorded severance and other costs related to the permanent closures of our Westover sawmill and Goodwater, Alabama planer mill operations and the continued idling of our Alabama River newsprint mill.
In 2008, we recorded severance and other costs of $31 million at our Grand Falls facility, $3 million at our Donnacona operations and $9 million for severance costs associated with workforce reductions across several facilities.
In 2007, we recorded $23 million of severance and related costs associated with the permanent closure of our Dalhousie facility ($20 million) and the indefinite idling of our Donnacona facility ($3 million).
See Note 15, “Severance Related Liabilities,” for information on changes in our severance accruals.
We do not allocate closure costs, impairment of assets other than goodwill and other related charges to our reportable segments; therefore, these charges are included in “Corporate and Other” in Note 26, “Segment Information.”
In addition, we recorded net pension credits and inventory write-downs associated with certain of these facilities. See Note 20, “Pension and Other Postretirement Benefit Plans,” and Note 12, “Inventories, Net,” for additional information.
Note 8. Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets
Assets held for sale and liabilities associated with assets held for sale
Assets held for sale as of December 31, 2009 and 2008 were comprised of the following:

(In millions)	2009	2008

Accounts receivable, net	$–	$2
Inventories, net	–	3
Other current assets	–	7
Fixed assets, net	52	372
Amortizable intangible assets, net	–	554
Other assets	–	15

	$52	$953

Liabilities associated with assets held for sale as of December 31, 2009 and 2008 were comprised of the following:

(In millions)	2009	2008

Accounts payable and accrued liabilities	$35	$19
Long-term debt	–	205
Other long-term liabilities	–	185

	$35	$409

As of December 31, 2008, we held for sale the assets from the following mills (all of which were previously permanently closed): our Fort William, Ontario; Lufkin, Texas; West Tacoma, Washington; and Dalhousie paper mills and our La Tuque, Quebec sawmill. In addition, we also held our investments in ACH and MPCo and some of our timberlands in the United States and Canada for sale.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
As of December 31, 2009, we held for sale the following assets (all of which have been approved for sale, as required, by the applicable Court or the Monitor): our Saint-Raymond, Quebec and Westover sawmills; our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio, Texas; our Belgo, Quebec facility; our Port Alfred facility; certain assets associated with our Lufkin paper mill and other assets. The assets and liabilities held for sale are carried in our Consolidated Balance Sheets at the lower of carrying value or fair value less costs to sell. As of December 31, 2009, we expected to complete a sale of all of these assets within the next twelve months for amounts that exceed their individual carrying values.
FASB ASC 360, “Property, Plant, and Equipment,” sets out the criteria that need to be met for the classification of assets as held for sale. Of the assets classified as held for sale as of December 31, 2008, management determined that only our investment in MPCo continued to meet these criteria during 2009. As a result, all other assets held for sale as of December 31, 2008, except for those that were sold (including our investment in MPCo), our investment in ACH, as described below, and certain assets associated with our Lufkin paper mill were reclassified to assets “held and used” in the second quarter of 2009.
As of December 31, 2008, our investment in ACH was classified as an asset held for sale. During the first quarter of 2009, it was determined that it was no longer probable that we would finalize the sale of this investment within the next twelve months and accordingly, beginning with the quarter ended March 31, 2009, the assets and liabilities related to our investment in ACH are no longer included in our assets held for sale.
We cease recording depreciation and amortization when assets are classified as held for sale. During the first quarter of 2009, we recorded “catch-up” depreciation and amortization expense related to the fixed assets and amortizable intangible assets of ACH of $2 million, representing depreciation and amortization expense for the period while our investment in ACH was considered an asset held for sale. No “catch up” depreciation and amortization expense was required for the assets reclassified from assets held for sale during the second quarter of 2009, since all such assets were related to closed mills.
Net gain on disposition of assets
During 2009, we sold, with Court or Monitor approval, as applicable, 491,356 acres of timberlands, primarily located in Quebec, Canada and other assets, including the water system associated with our Lufkin paper mill, for proceeds of $119 million, resulting in a net gain on disposition of assets of $91 million. In addition, on December 9, 2009, with Canadian Court approval, we announced the closing of a series of transactions resulting in the sale of our 60% interest in MPCo to HQ Manicouagan Inc., a wholly-owned direct subsidiary of Hydro-Quebec, for gross cash proceeds of Cdn$615 million ($583 million). We did not recognize a gain or loss on this sale since we had previously recorded long-lived asset impairment charges to reduce the carrying value of our investment in MPCo to its fair value less costs to sell. See Note 7, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges – Impairment of assets held for sale,” for additional information. Proceeds from the sale of MPCo were used, in part, to repay all amounts outstanding under the Abitibi DIP Agreement and to provide funding for the ULC DIP Facility (both defined and discussed in Note 17, “Liquidity and Debt”).
During 2008, we sold 46,400 acres of timberlands and other assets, including our Snowflake newsprint mill and our Price, Quebec sawmill, for proceeds of $220 million, resulting in a net gain on disposition of assets of $49 million. Since the Snowflake mill’s assets were acquired in the Combination, they were already carried at fair value less costs to sell and accordingly, we did not recognize a gain or loss on this sale.
During 2007, we sold 133,600 acres of timberlands and other assets for proceeds of $197 million, resulting in a net gain on disposition of assets of $145 million.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Note 9. Other (Expense) Income, Net
Other (expense) income, net for the years ended December 31, 2009, 2008 and 2007 was comprised of the following:

(In millions)	2009	2008	2007

Foreign exchange (loss) gain	$(59)	$72	$(2)
Fees for waivers and amendments to accounts receivable securitization program (1)	(23)	–	–
(Loss) income from equity method investments	(9)	1	(6)
Interest income (2)	–	10	9
Gain on extinguishment of debt	–	31	–
Loss on sale of ownership interests in accounts receivable (Note 17)	(17)	(20)	(4)
Miscellaneous income (loss) (3)	37	(1)	3

	$(71)	$93	$–

(1)	As consideration for entering into certain waivers and amendments to our former accounts receivable securitization program, we incurred fees of $23 million in 2009 prior to the commencement of the Creditor Protection Proceedings.

(2)	Subsequent to the commencement of the Creditor Protection Proceedings, we have recorded interest income in “Reorganization items, net” in our Consolidated Statements of Operations.

(3)	Miscellaneous income (loss) included approximately $24 million of income, net from a subsidiary’s proceeds sharing arrangement related to a third party’s sale of timberlands in 2009. The related proceeds were deposited in trust with the Monitor, pending a further order from the Courts, and are included as restricted cash in “Other assets” in our Consolidated Balance Sheets.
Note 10. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as of December 31, 2009 and 2008 was comprised of the following:

(In millions)	2009	2008

Unamortized prior service costs (1)	$(24)	$(9)
Unamortized actuarial losses (2)	(432)	(256)
Foreign currency translation (3) (4)	6	(119)

	$(450)	$(384)

(1)	Net of deferred tax provision of $16 million as of both December 31, 2009 and 2008. Net of noncontrolling interests of $2 million of net income as of both December 31, 2009 and 2008.

(2)	Net of deferred tax benefit of $64 million as of both December 31, 2009 and 2008. Net of noncontrolling interests of $6 million and $1 million of net losses as of December 31, 2009 and 2008, respectively.

(3)	No tax effect was recorded for foreign currency translation since the investment in foreign net assets translated is deemed indefinitely invested. Net of noncontrolling interests of zero as of both December 31, 2009 and 2008.

(4)	Accumulated other comprehensive loss as of December 31, 2009 is net of $91 million that was transferred and included in “Closure costs, impairment of assets other than goodwill and other related charges” in our Consolidated Statements of Operations for the year ended December 31, 2009 as a result of the sale of our interest in MPCo.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
The pension and other postretirement benefit related components of other comprehensive loss for the years ended December 31, 2009, 2008 and 2007 were comprised of the following:

	2009			2008			2007
	Before-		After-	Before-			Before-		After-
	tax		tax	tax	Tax	After-tax	tax	Tax	tax
(In millions)	Amount	Taxes	Amount	Amount	Provision	Amount	Amount	Provision	Amount

Prior service credit from plan amendment during the period	$–	$–	$–	$–	$–	$–	$38	$(15)	$23
Amortization or curtailment recognition of prior service credit included in net periodic benefit cost	(15)	–	(15)	(6)	(3)	(9)	–	–	–

Net prior service cost arising during period	(15)	–	(15)	(6)	(3)	(9)	38	(15)	23
Net actuarial (loss) gain arising during period	(176)	–	(176)	(118)	(3)	(121)	267	(43)	224

	$(191)	$–	$(191)	$(124)	$(6)	$(130)	$305	$(58)	$247

Note 11. Loss Per Share
No adjustments to net loss were necessary to compute net loss per basic and diluted share for all periods presented. Additionally, no adjustments to our basic weighted-average number of common shares outstanding were necessary to compute our diluted weighted-average number of common shares outstanding for all periods presented. Options to purchase 2.9 million shares, 3.6 million shares and 3.4 million shares for the years ended December 31, 2009, 2008 and 2007, respectively, were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 0.1 million, 0.2 million and 0.4 million equity-classified restricted stock units for the years ended December 31, 2009, 2008 and 2007, respectively, were excluded from the calculation of diluted loss per share for the same reason. In addition, no adjustments to net loss and the diluted weighted-average number of common shares outstanding were necessary for the years ended December 31, 2009 and 2008 after giving effect to the assumed conversion of the Convertible Notes representing 36.9 million additional common shares for both periods. The shares issued on October 29, 2007 in conjunction with the Combination were weighted for only 63 days in the calculation of the weighted-average number of shares outstanding in 2007.
Note 12. Inventories, Net
Inventories, net as of December 31, 2009 and 2008 were comprised of the following:

(In millions)	2009	2008

At lower of cost or market:
Raw materials and work in process	$124	$129
Finished goods	199	275
Mill stores and other supplies	271	327

	594	731
Excess of current cost over LIFO inventory value	(13)	(18)

	$581	$713

Inventories valued using the LIFO method comprised 6% and 7% of total inventories as of December 31, 2009 and 2008, respectively.
In 2009, we recorded charges of $34 million for write-downs of mill stores inventory associated with certain indefinitely idled paper mills and machines, as well as our Dalhousie paper mill. In 2008, we recorded charges of $30 million for write-downs of mill stores inventory associated with the permanent closures of our Donnacona, Mackenzie, Grand Falls and Covington paper mills. Charges for inventory write-downs of $17 million incurred in 2009 that are not associated with our restructuring, as well as the 2008 write-downs, were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. Charges for inventory write-downs of $17 million incurred in 2009 as part of our restructuring were included in “Reorganization items, net” in our Consolidated Statements of Operations.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Note 13. Fixed Assets, Net
Fixed assets, net as of December 31, 2009 and 2008 were comprised of the following:

	Range of Estimated
(In millions)	Useful Lives in Years	2009	2008

Land and land improvements	10-20	$140	$161
Buildings	20-40	546	530
Machinery and equipment	5-20	7,851	7,831
Hydroelectric power plants	40	372	335
Timber and timberlands		88	80
Construction in progress		49	108
Capital lease	5-10	49	48

		9,095	9,093
Less accumulated depreciation and amortization (1)		(5,198)	(4,586)

		$3,897	$4,507

(1)	As of December 31, 2009 and 2008, included $6 million and $1 million, respectively, of accumulated amortization on the capital lease.
The decrease in fixed assets, net is primarily due to the sale of assets and the impairment of long-lived assets other than goodwill, partially offset by the reclassification of certain fixed assets from assets held for sale.
Note 14. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of December 31, 2009 and 2008 were comprised of the following:

(In millions)	2009	2008

Trade accounts payable	$249	$458
Payroll, bonuses and severance payable	95	209
Accrued interest	15	136
Pension and other postretirement projected benefit obligations	47	66
Income and other taxes payable	40	69
Other	16	83

	$462	$1,021

Note 15. Severance Related Liabilities
The activity in our severance related liabilities for the years ended December 31, 2008 and 2009 was as follows:

	2009	2008	2007	2006
(In millions)	Initiatives	Initiatives	Initiatives	Initiatives	Total

Balance as of December 31, 2007	$–	$–	$100	$3	$103
Charges (credits)	–	46	(2)	(1)	43
Payments	–	(13)	(76)	(2)	(91)
Other	–	1	(1)	–	–

Balance as of December 31, 2008	–	34	21	–	55

Charges (credits)	45	(5)	(3)	–	37
Payments	(3)	(5)	(4)	–	(12)
Other	1	3	3	–	7

Balance as of December 31, 2009	$43	$27	$17	$–	$87

In 2009, we recorded employee termination costs primarily related to: (i) the indefinite idling of various paper mills and paper machines located in Canada resulting from our work towards a comprehensive restructuring plan, (ii) the continued

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
idling of our Alabama River newsprint mill and (iii) the permanent closure of a sawmill in the United States resulting from our work towards a comprehensive restructure plan.
In 2008, we recorded employee termination costs primarily related to the decision to close our Grand Falls newsprint mill, together with downsizings at several of our mills, as well as the departure of certain corporate executives.
In 2007, we recorded employee termination costs primarily associated with the mill-wide restructurings at several of our mills, the allocation of the purchase price of Abitibi to severance liabilities assumed in the Combination, lump-sum payouts of pension assets to certain employees and certain changes to our U.S. postretirement benefit plans.
As a result of the Creditor Protection Proceedings, severance payments may only be made pursuant to a Court order or an approved plan or plans of reorganization.
We do not allocate employee termination and severance costs to our segments. Such costs were included in “Corporate and Other” in Note 26, “Segment Information.” Termination costs that are not associated with our restructuring were classified as “Cost of sales, excluding depreciation, amortization and cost of timber harvested” (manufacturing personnel), “Selling and administrative expenses” (administrative personnel) or “Closure costs, impairment of assets other than goodwill and other related charges” (mill closures) in our Consolidated Statements of Operations. Additionally, termination and severance costs incurred as part of our restructuring were included in “Reorganization items, net” in our Consolidated Statements of Operations. The severance accruals were included in “Accounts payable and accrued liabilities” or “Liabilities subject to compromise” in our Consolidated Balance Sheets.
Note 16. Asset Retirement Obligations
The activity in our liability for asset retirement obligations for the years ended December 31, 2009 and 2008 was as follows:

(In millions)	2009	2008

Beginning of year	$48	$54
Additions related to mill closures and idlings	4	27
Accretion expense	1	2
Payments	(2)	(5)
Transfer to liabilities associated with assets held for sale, net	(3)	(21)
Other – primarily effect of foreign currency translation	7	(9)

End of year	$55	$48

These asset retirement obligations consist primarily of liabilities for landfills, sludge basins and decontamination of closed sites. The related costs are capitalized as part of land and land improvements. We have not had to legally restrict assets for purposes of settling our asset retirement obligations.
The additions related to mill closures and idlings in 2009 included $2 million of obligations associated with our indefinitely idled Beaupre, Quebec paper mill and $2 million of obligations associated with our previously permanently closed Lufkin facility. These obligations included soil and groundwater testing and remediation, capping of landfills and removal of chemicals and other related materials.
The additions related to mill closures and idlings in 2008 included $7 million of obligations associated with the permanent closure of our previously idled Donnacona paper mill, $4 million associated with the permanent closure of our previously idled Mackenzie paper mill and $16 million associated with the closure of our Grand Falls newsprint mill. These obligations included soil and groundwater testing and remediation, capping of landfills, wharf decommissioning, asbestos removal and removal of chemicals and other related materials.
Asset retirement obligations related to our Belgo facility were transferred from “Other long-term liabilities” to “Liabilities associated with assets held for sale” in our Consolidated Balance Sheets as of December 31, 2009. Asset retirement obligations related to our Dalhousie, Lufkin, Fort William and West Tacoma paper mills were transferred from “Other long-term liabilities” to “Liabilities associated with assets held for sale” in our Consolidated Balance Sheets as of December 31, 2008. See Note 8, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets.”
Additionally, we have certain other asset retirement obligations for which the timing of settlement is conditional upon the

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
closure of the related operating facility. At this time, we have no specific plans for the closure of these other facilities and currently intend to make improvements to the assets as necessary that would extend their lives indefinitely. Furthermore, the settlement dates have not been specified by law, regulation or contract. As a result, we are unable at this time to estimate the fair value of the liability because there are indeterminate settlement dates for the conditional asset retirement obligations. If a closure plan for any of these facilities is initiated in the future, the settlement date will become determinable, an estimate of fair value will be made and an asset retirement obligation will be recorded.
The asset retirement obligations were included in “Accounts payable and accrued liabilities,” “Other long-term liabilities” or “Liabilities subject to compromise” in our Consolidated Balance Sheets.
Note 17. Liquidity and Debt
Liquidity
Overview
Prior to the commencement of the Creditor Protection Proceedings, our primary sources of liquidity and capital resources were cash-on-hand, cash provided by operations, secured bank credit facilities and an accounts receivable securitization program.
Following the commencement of the Creditor Protection Proceedings, in addition to cash-on-hand and cash provided by operations, our external sources of liquidity have been comprised of the following (which are defined and discussed below): (i) the Bowater DIP Agreement, (ii) the Abitibi DIP Agreement, which, on December 9, 2009, was terminated, repaid and replaced with the ULC DIP Facility, and (iii) the Abitibi and Donohue accounts receivable securitization program, which was amended and restated on June 16, 2009. All other previous external sources of liquidity are no longer available.
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings. Due to the commencement of the Creditor Protection Proceedings, unsecured pre-petition debt obligations of $4,886 million are included in “Liabilities subject to compromise” in our Consolidated Balance Sheets as of December 31, 2009. Secured pre-petition debt obligations of $980 million (consisting of ACCC’s $300 million 13.75% Senior Secured Notes due 2011, Abitibi’s $347 million pre-petition senior secured term loan and Bowater’s $333 million pre-petition secured bank credit facilities) are included in current liabilities in our Consolidated Balance Sheets as of December 31, 2009. See Note 4, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.”
FASB ASC 852 requires that debt discounts and premiums, as well as debt issuance costs, be viewed as valuations of the related debt. When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt discounts, premiums and issuance costs to the extent necessary to report the debt at this allowed amount). As of March 31, 2010, the Courts had not classified any of our outstanding debt obligations as allowed claims. Therefore, we have not adjusted debt discounts, premiums and issuance costs, totaling $684 million as of December 31, 2009, related to our outstanding debt. We may be required to expense these amounts or a portion thereof as reorganization items if the Courts ultimately allow claim amounts that differ from the net carrying amount of the debt.
In accordance with FASB ASC 852, we have continued to record interest expense on our pre-petition debt obligations only to the extent that: (i) interest will be paid during the Creditor Protection Proceedings or (ii) it is probable that interest will be an allowed priority, secured or unsecured claim. As such, we have continued to accrue interest on the Debtors’ pre-petition secured debt obligations and the CCAA filers’ pre-petition unsecured debt obligations (based on the expectation that accrued interest on the CCAA filers’ pre-petition debt obligations will be a permitted claim under the CCAA Proceedings) at the contractual non-default rates. Interest expense recorded in our Consolidated Statements of Operations totaled $597 million for the year ended December 31, 2009. Contractual interest expense totaled $788 million for the year ended December 31, 2009. Subsequent to the commencement of the Creditor Protection Proceedings, cash payments for interest are only being made on the Bowater DIP Agreement (as defined below), the Bowater pre-petition secured bank credit facilities and Abitibi’s pre-petition senior secured term loan, as well as the Abitibi DIP Agreement (as defined below) through December 9, 2009, the date such agreement was terminated. In addition, as discussed below under “Sale of our investment in MPCo,” in 2009, we also paid accrued interest to the holders of ACCC’s 13.75% Senior Secured Notes due 2011.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Sale of our investment in MPCo
On December 9, 2009, we announced the closing of a series of transactions resulting in the sale by ACCC to HQ Manicouagan Inc., a wholly-owned direct subsidiary of Hydro-Quebec, of ACCC’s 60% interest in MPCo for gross cash proceeds of Cdn$615 million ($583 million) (the “MPCo Transactions”). The remaining 40% interest in MPCo continues to be held by Alcoa Canada Ltd. (collectively with certain affiliates, “Alcoa”). We applied the proceeds from the sale as follows which, along with the MPCo Transactions, were approved by the Canadian Court and which reflect the exchange rate to U.S. dollars in effect on December 9, 2009:
•	$267 million was set aside temporarily in 3239432 Nova Scotia Company, a wholly-owned subsidiary of ACCC (the “ULC”), to secure certain indemnities and undertakings provided to Alcoa under the MPCo Transactions, and the ULC entered into a guarantee agreement with Alcoa for this purpose. Of the $267 million set aside in the ULC, $218 million was used by the ULC to fund our ULC DIP Facility (as defined and discussed below);

•	$55 million was used to repay all amounts outstanding under the Abitibi DIP Agreement (as defined below), $26 million of which was paid from the proceeds of our ULC DIP Facility (as defined below);

•	$113 million was used as a partial repayment of ACCC’s 13.75% Senior Secured Notes due 2011, $72 million was used to pay accrued interest on such notes and $5 million was used to cover fees related to the partial repayment of such notes;

•	approximately $67 million was used to pay Alcoa in respect of taxes that it incurred as a result of the MPCo Transactions, as well as ACCC’s estimated transaction costs, pre-petition amounts owed to the distribution division of Hydro-Quebec by ACCC and its affiliates, including amounts owed by BCFPI, and pre-petition amounts owed to MPCo and Alcoa for electricity purchased by ACCC from MPCo and to make certain other adjustments contemplated by the MPCo Transactions; and

•	approximately $29 million is subject to a two-year holdback by HQ Manicouagan Inc. (and guaranteed by Hydro-Quebec) and was included in “Other assets” in our Consolidated Balance Sheets as of December 31, 2009.
The effect of the MPCo Transactions provided Abitibi with additional net liquidity of approximately $159 million, after the extinguishment of the remaining availability of approximately $34 million under the Abitibi DIP Agreement. In connection with the foregoing, we also entered into a power supply agreement with Hydro-Quebec’s distribution division for the supply of electricity to our Baie-Comeau paper mill.
For additional information, see Note 7, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges – Impairment of assets held for sale,” and Note 8, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets – Net gain on disposition of assets.”
Abitibi and Donohue liquidity
Abitibi’s and Donohue’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations, the ULC DIP Facility (defined below) and an accounts receivable securitization program. As of December 31, 2009, Abitibi and Donohue had cash and cash equivalents of approximately $304 million and $21 million, respectively. As of December 31, 2009, Abitibi had $95 million of availability under its ULC DIP Facility, of which $47.5 million was included in “Cash and cash equivalents” and $47.5 million was included as restricted cash in “Other assets” in our Consolidated Balance Sheets. Abitibi and Donohue also had the ability to receive additional proceeds of up to $129 million under their accounts receivable securitization program, depending on the amount and nature of accounts receivable available to be transferred under the program.
Abitibi DIP Agreement
In the Creditor Protection Proceedings, we sought and obtained approval by the Canadian Court to enter into a debtor in possession financing facility for the benefit of Abitibi and Donohue. On May 6, 2009, we entered into a letter loan agreement (the “Abitibi DIP Agreement”), among Abitibi and Donohue, as borrowers, certain subsidiaries of Abitibi, as guarantors, and the Bank of Montreal, as lender, which was acknowledged by Investissement Quebec, as sponsor. The Abitibi DIP Agreement was approved by the Canadian Court. The Abitibi DIP Agreement provided for borrowings in an aggregate principal amount of up to $100 million for Abitibi and, following applicable U.S. Court approval (which was not sought), Donohue, provided that Donohue would not borrow more than $10 million in the aggregate and that a minimum availability

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
of $12.5 million would be maintained at all times. The Abitibi DIP Agreement was available by way of loans advanced in multiple disbursements pursuant to borrowing requests. On December 9, 2009, in connection with the consummation of the MPCo Transactions, with Canadian Court approval, we repaid all amounts outstanding under the Abitibi DIP Agreement, totaling $55 million, and terminated the Abitibi DIP Agreement.
In connection with entering into and extending through December 15, 2009 the Abitibi DIP Agreement, during 2009, we incurred fees of approximately $6 million, which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations (see Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net”).
ULC DIP Facility
On December 9, 2009, Abitibi entered into a Cdn$230 million ($218 million) Super Priority Debtor-In-Possession Credit Facility (the “ULC DIP Facility”) with the ULC, which is an intercompany facility that was created upon the sale of MPCo and was funded by a portion of the sale proceeds, as discussed above. On the same date, Cdn$130 million ($123 million) of the ULC DIP Facility was drawn pursuant to the Canadian Court’s approval. Subsequent draws of up to Cdn$50 million ($47.5 million) in the aggregate will be advanced upon not less than five business days’ notice, subject to meeting certain draw down requirements and certain conditions determined by the Canadian Court, and the remaining Cdn$50 million ($47.5 million) will become available only upon further order of the Canadian Court.
The obligations of Abitibi under its ULC DIP Facility are guaranteed by certain of Abitibi’s subsidiaries and secured by superpriority liens on all present and after-acquired property of Abitibi and the subsidiary guarantors, but subordinate to: (i) an administrative charge in the aggregate amount not exceeding Cdn$6 million ($6 million) of professional fees and disbursements in connection with the CCAA Proceedings; (ii) a directors’ charge not exceeding Cdn$22.5 million ($21 million) and (iii) the Cdn$140 million ($130 million) charge granted by the Canadian Court in connection with the Abitibi DIP Agreement (but only to the extent of the subrogation rights of certain secured creditors of Abitibi, estimated to be in an aggregate amount of approximately Cdn$40 million ($38 million)).
Loans made under the ULC DIP Facility bear no interest, except in the case of an overdue payment. All loans advanced under the ULC DIP Facility are to be repaid in full and the ULC DIP Facility will terminate on the earliest of: (i) December 31, 2010, (ii) the effective date of a plan or plans of reorganization or a plan of compromise or arrangement confirmed by order of the Courts or (iii) the acceleration of the ULC DIP Facility or the occurrence of an event of default. Loans must be prepaid to the extent the ULC does not have sufficient funds to make a payment under the guarantee agreement with Alcoa. As of December 31, 2009, the ULC maintained an approximate Cdn$52 million ($49 million) reserve for this purpose, which was included as restricted cash in “Other assets” in our Consolidated Balance Sheets.
The ULC DIP Facility contains usual and customary events of default and covenants for debtor in possession financings of this type, including, among other things, the obligation for Abitibi to provide to Alcoa and the trustee for the 13.75% Senior Secured Notes due 2011 a weekly cash flow forecast and certain monthly financial information.
In accordance with its stated purpose, the proceeds of the loans under the ULC DIP Facility will be used by Abitibi and certain of its subsidiaries for working capital and other general corporate purposes, costs of the Creditor Protection Proceedings and fees and expenses associated with the ULC DIP Facility.
Abitibi and Donohue accounts receivable securitization program
Abitibi and ACSC, a subsidiary of Donohue, (the “Participants”) participate in an accounts receivable securitization program (the “Program”) whereby the Participants share among themselves the proceeds received under the Program. On June 16, 2009, with the approval of the Courts, the former accounts receivable securitization program was amended and restated in its entirety and now provides for a maximum outstanding limit of $270 million (the “Purchase Limit”) for the purchase of ownership interests in our trade accounts receivable by the third-party financial institutions party to the agreement (the “Banks”).
The Participants sell most of their receivables to Abitibi-Consolidated U.S. Funding Corp., which is a bankruptcy-remote, special-purpose, indirect consolidated subsidiary of Donohue (“Funding”). On a revolving basis, Funding transfers to the agent for the Banks (the “Agent”) undivided percentage ownership interests (“Receivable Interests”) in the pool of receivables that Funding acquired from the Participants. The outstanding balance of Receivable Interests increases as new Receivable Interests are transferred to the Banks and decreases as collections reduce previously transferred Receivable

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Interests. The amount of Receivable Interests that can be transferred to the Banks depends on the amount and nature of the receivables available to be transferred and cannot result in the outstanding balance of Receivable Interests exceeding the Purchase Limit.
The receivables transferred under the Program are accounted for as sales in accordance with FASB ASC 860. We have no other continuing involvement with the transferred receivables, other than servicing the receivables, as discussed below. The Receivable Interests are sold to the Banks, net of an amount based on the Banks’ funding cost plus a margin, which was 10.5% as of December 31, 2009. This results in a loss on the sale of the Receivable Interests for the amount of the Receivable Interests sold in excess of the cash proceeds received. Losses on the sale of Receivable Interests, which totaled $17 million, $20 million and $4 million during the years ended December 31, 2009, 2008 and 2007, respectively, are recognized when incurred and included in “Other (expense) income, net” in our Consolidated Statements of Operations.
Funding retains an interest in the pool of receivables acquired from the Participants. Such retained interest equals the percentage of the pool of receivables that has not been sold as Receivable Interests to the Banks. This retained interest is recorded at cost, and adjustments to cost have not been material. Due to the short-term nature of the receivables, the carrying value of the retained interest approximates fair value. As of December 31, 2009, Funding’s outstanding balance of receivables acquired from the Participants was $314 million and the outstanding balance of Receivable Interests sold to the Banks was $141 million, which represented the total amount allowable at that time based on the current level and eligibility of the pool of receivables. The resulting retained balance of the pool of receivables was included in “Accounts receivable, net” in our Consolidated Balance Sheets.
Abitibi and ACSC act as servicing agents and administer the collection of the receivables under the Program. The fees received from the Banks for servicing their Receivable Interests approximate the value of services rendered. In addition, Funding pays the Agent an unused Purchase Limit fee of 1.5% per annum.
The Program contains usual and customary events of termination and covenants for accounts receivable securitization programs of this type, including, among other things, the requirement for Funding to provide to the Agent financial statements and other reports and to provide to the Agent copies of any reports the Participants or their subsidiaries file with the SEC or any other U.S., Canadian or other national or provincial securities exchange.
Unless terminated earlier due to the occurrence of certain events of termination, or the substantial consummation of a plan or plans of reorganization or a plan of compromise or arrangement confirmed by order of the Courts, the Program will terminate on June 16, 2010. We have the option to extend the termination date of the Program: (i) from June 16, 2010 to September 16, 2010 if we have filed a plan or plans of reorganization with the Courts that provide for the full repayment thereof in cash upon consummation and we have met certain other conditions and (ii) from September 16, 2010 to December 16, 2010 if we have not withdrawn the plan or plans of reorganization, and those plans have not been denied by either Court before September 16, 2010 and we have met certain other conditions.
In connection with entering into the amended and restated accounts receivable securitization program on June 16, 2009, we incurred fees of approximately $11 million in 2009, which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations (see Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items”).
Bowater liquidity
Bowater’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations and the Bowater DIP Agreement (defined below). As of December 31, 2009, Bowater had cash and cash equivalents of approximately $449 million.
Bowater DIP Agreement
In the Creditor Protection Proceedings, we have sought and obtained final approval by the Courts to enter into a debtor in possession financing facility for the benefit of AbitibiBowater Inc., Bowater and certain of Bowater’s subsidiaries. On April 21, 2009, we entered into a Senior Secured Superpriority Debtor In Possession Credit Agreement (the “Bowater DIP Agreement”) among AbitibiBowater Inc., Bowater and BCFPI, as borrowers, Fairfax Financial Holdings Limited (“Fairfax”), as administrative agent, collateral agent and an initial lender, and Avenue Investments, L.P., as an initial lender. On May 8, 2009, Law Debenture Trust Company of New York replaced Fairfax as the administrative agent and collateral agent under the Bowater DIP Agreement.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
The Bowater DIP Agreement provides for term loans in an aggregate principal amount of $206 million (the “Initial Advance”), consisting of a $166 million term loan facility to AbitibiBowater Inc. and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. Following the payment of fees payable to the lenders in connection with the Bowater DIP Agreement, the U.S. Borrowers and BCFPI received aggregate loan proceeds of $196 million. The Bowater DIP Agreement also permits the U.S. Borrowers to request, subject to the approval of the requisite lenders under the Bowater DIP Agreement, an incremental term loan facility (the “Incremental Facility”) and an asset-based revolving credit facility (the “ABL Facility”), provided that the aggregate principal amount of the Initial Advance and the Incremental Facility may not exceed $360 million and the aggregate principal amount of the Initial Advance, Incremental Facility and the ABL Facility may not exceed $600 million. The outstanding principal amount of loans under the Bowater DIP Agreement, plus accrued and unpaid interest, will be due and payable on April 21, 2010 (the “Maturity Date”), but is subject to an earlier maturity date under certain circumstances. The Maturity Date will extend by three months if we file with the Courts a plan or plans of reorganization that is (are) reasonably acceptable to the requisite lenders before the current Maturity Date, and a further three months if, as of the last day of the extension, we are using best efforts to pursue confirmation of the plan or plans of reorganization and seeking confirmation thereof by the Courts. Borrowings under the Bowater DIP Agreement bear interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or the London interbank offered rate for deposits in U.S. dollars (“LIBOR”), in each case plus a specified margin. The interest margin for base rate loans is 6.50%, with a base rate floor of 4.50%. The interest margin for LIBOR loans is 7.50%, with a LIBOR floor of 3.50%. Such interest rates will each increase by 1.00% if the Maturity Date is extended beyond April 21, 2010. The obligations of the U.S. Borrowers under the Bowater DIP Agreement are guaranteed by AbitibiBowater Inc., Bowater, Newsprint South and each of the U.S. subsidiaries of Bowater and Newsprint South that are debtors in the Chapter 11 Cases (collectively, the “U.S. Guarantors”) and secured by all or substantially all of the assets of each of the U.S. Borrowers and the U.S. Guarantors. The obligations of BCFPI under the Bowater DIP Agreement are guaranteed by the U.S. Borrowers and the U.S. Guarantors and each of the Bowater Canadian subsidiaries (other than BCFPI) that are debtors in the CCAA Proceedings (collectively, the “Canadian Guarantors”) and secured by all or substantially all of the assets of the U.S. Borrowers, the U.S. Guarantors, BCFPI and the Canadian Guarantors. On June 24, 2009, Bowater Canadian Finance Corporation was released from its obligations under the Bowater DIP Agreement.
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
In accordance with its stated purpose, the proceeds of the Bowater DIP Agreement can be used by us for, among other things, working capital, general corporate purposes, to pay adequate protection to holders of secured debt under Bowater’s and BCFPI’s pre-petition secured bank credit facilities, to pay the costs associated with administration of the Creditor Protection Proceedings and to pay transaction costs, fees and expenses in connection with the Bowater DIP Agreement.
In connection with entering into the Bowater DIP Agreement, during 2009, we incurred fees of approximately $14 million, which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations (see Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net”).
Debt
Short-term bank debt
Short-term bank debt as of December 31, 2009 and 2008 was comprised of the following:

(In millions)	2009	2008

Bowater pre-petition secured bank credit facilities (1)	$333	$330
Abitibi pre-petition senior secured term loan	347	347

	$680	$677

(1)	As of December 31, 2009 and 2008, the weighted average interest rate was 8.0% and 6.5%, respectively.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Long-term debt
Long-term debt, including current portion, as of December 31, 2009 and 2008, was comprised of the following:

	As of December 31, 2009
		Unamortized
	Principal	(Discount)	Effective	As of December 31,
(In millions)	Amount	Premium	Rate	2009	2008

Unsecured Pre-Petition Debt of Abitibi:
7.875% Notes due 2009	$8	$–	10.5%	$8	$8
8.55% Notes due 2010	395	(24)	13.9%	371	365
15.50% Senior Notes due 2010	293	(52)	36.8%	241	231
7.75% Notes due 2011	200	(24)	14.5%	176	173
Floating Rate Notes due 2011 (3.75% as of December 31, 2009)	200	(24)	LIBOR +10.2%	176	173
0% Debentures, due in installments through 2012	11	(3)	13.9%	8	8
6.00% Notes due 2013	350	(73)	12.6%	277	273
8.375% Notes due 2015	450	(86)	13.1%	364	361
7.132% Notes due 2017 (1)	240	(1)	7.2%	239	–
7.40% Debentures due 2018	100	(24)	11.8%	76	76
7.50% Debentures due 2028	250	(78)	11.6%	172	171
8.50% Debentures due 2029	250	(68)	12.1%	182	182
8.85% Debentures due 2030	450	(116)	12.3%	334	334

Secured Pre-Petition Debt of Abitibi:
13.75% Senior Secured Notes due 2011	300	–		300	413

Unsecured Pre-Petition Debt of Bowater:
9.00% Debentures due 2009	248	–		248	248
Floating Rate Senior Notes due 2010 (3.25% as of December 31, 2009)	234	–		234	234
10.60% Notes due 2011	70	6	6.6%	76	76
7.95% Notes due 2011	600	–	7.9%	600	600
9.50% Debentures due 2012	125	–		125	125
6.50% Notes due 2013	400	(1)	6.5%	399	399
10.85% Debentures due 2014	118	23	6.5%	141	124
7.625% Recycling facilities revenue bonds due 2016	30	–		30	30
9.375% Debentures due 2021	200	(1)	9.4%	199	199
7.75% Recycling facilities revenue bonds due 2022	62	–		62	62
7.40% Recycling facilities revenue bonds due 2022	40	–		40	40
Floating Rate Industrial revenue bonds due 2029 (0.32% as of December 31, 2009)	34	–		34	34
10.50% Notes due at various dates from 2009 to 2010	20	1	7.3%	21	21
10.26% Notes due at various dates from 2010 to 2011	4	–	7.2%	4	7
6.50% UDAG loan agreement due at various dates from 2009 to 2010	5	–		5	5
7.40% Pollution control revenue bonds due at various dates from 2009 to 2010	4	–		4	4
10.63% Notes due 2010	3	–	10.0%	3	3

Unsecured Pre-Petition Debt of AbitibiBowater Inc.:
8% (10% if paid in kind) Convertible Notes due 2013	369	(92)	17.5%	277	274

Long-term debt	6,063	(637)		5,426	5,253
Capital lease obligation (2)	39	–		39	40

	$6,102	$(637)		5,465	5,293
Less: Current portion of long-term debt (including capital lease obligation) (3)				(305)	(278)
Less: Debt classified as liabilities subject to compromise (Note 4)				(4,886)	–

Long-term debt, net of current portion				$274	$5,015

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements

(1)	As of December 31, 2008, this long-term debt was classified as “Liabilities associated with assets held for sale” in our Consolidated Balance Sheets. During the first quarter of 2009, it was determined that it was no longer probable that we would finalize the sale of this investment within the next twelve months and accordingly, this debt was classified in “Long-term debt, net of current portion” in our Consolidated Balance Sheets as of December 31, 2009. See Note 8, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets,” and the section entitled “ACH Limited Partnership” below.

(2)	In 2008, a capital lease obligation of $49 million related to a building and equipment lease for our Bridgewater cogeneration facility was recorded in connection with the finalization of the purchase price accounting related to the Combination. For additional information, see Note 24, “Timberland, Capital and Operating Leases and Purchase Obligations.”

(3)	As of December 31, 2009, the current portion of long-term debt was comprised of ACCC’s 13.75% Senior Secured Notes due 2011 of $300 million and the current portion of a capital lease obligation of $5 million. As of December 31, 2008, the current portion of long-term debt was comprised of the amounts due in 2009.
Total debt
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the Creditor Protection Proceedings. In addition, our current debt obligations are subject to change as a result of our overall plan or plans of reorganization in connection with our Creditor Protection Proceedings. As a result, the expected cash outlays for our debt obligations and their impact on our cash flow and liquidity in future periods are expected to change and we are currently not able to determine the amounts and timing of those obligations. As of December 31, 2009, the principal amount of long-term debt maturities, excluding capital lease obligations (see Note 24, “Timberland, Capital and Operating Leases and Purchase Obligations”), based on the original payment terms specified in the underlying debt agreements and taking into account that certain debt obligations due in 2009 of $268 million were stayed as a result of the Creditor Protection Proceedings, was as follows:

(In millions)	Total

2009 and 2010	$1,217
2011	1,375
2012	128
2013	1,119
2014	118
Thereafter	2,106

6,063
Discounts and revaluation of debt	(637)

$5,426

Total debt included a reduction of $492 million and $511 million as of December 31, 2009 and 2008, respectively, due to the revaluation of the debt balances upon the acquisition of Abitibi in October 2007, the acquisition of the Grenada paper mill in August 2000 and the acquisition of Avenor Inc. in July 1998. Total debt also included unamortized original issue discounts of $145 million and $160 million as of December 31, 2009 and 2008, respectively.
Fair value of notes and debentures
The fair value of our notes and debentures was determined by reference to quoted market prices or by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities. The fair value of our debt as of December 31, 2009 and 2008 was approximately $2.5 billion and $1.7 billion, respectively. The fair value of the debt as of December 31, 2009 does not represent the ultimate recovery to our debt holders, which will only be determined by the Courts upon their confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed to our debt holders or what types or amounts of distributions, if any, they will receive under a plan or plans of reorganization.
Assets pledged as collateral
The carrying value of assets pledged as collateral for our total debt obligations was approximately $5.1 billion as of December 31, 2009.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
April 1, 2008 refinancings
On April 1, 2008, we completed a series of refinancing transactions, which were designed to address the debt maturities and general liquidity needs during the first half of 2008, principally at our Abitibi subsidiary. The transactions included:
•	A private placement by ACCC of $413 million of 13.75% senior secured notes due April 1, 2011. During 2009, ACCC repaid $113 million of these notes with a portion of the proceeds from the sale of our interest in MPCo, which reduced the outstanding balance to $300 million.

•	A $400 million 364-day senior secured term loan due March 30, 2009 (“Term Loan”), with interest at LIBOR plus 800 basis points, with a 3.5% LIBOR floor. During 2008, ACCC repaid $53 million of the Term Loan, which reduced the outstanding balance to $347 million.

•	The private exchange of a combination of $293 million principal amount of new senior unsecured 15.5% notes due July 15, 2010 of ACCC and $218 million in cash for an aggregate of $455 million of outstanding notes issued by Abitibi, ACCC and Abitibi-Consolidated Finance L.P., a wholly-owned subsidiary of Abitibi. The exchange resulted in a debt extinguishment gain of $31 million in 2008, which is included in “Other (expense) income, net” in our Consolidated Statements of Operations. This exchange represented a 2008 non-cash financing item of $211 million.

•	Simultaneously with these transactions, AbitibiBowater Inc. consummated a private sale of $350 million of 8% convertible notes due April 15, 2013 (“Convertible Notes”) to Fairfax and certain of its designated subsidiaries. The Convertible Notes bear interest at a rate of 8% per annum (10% per annum if we elect to pay interest through the issuance of additional convertible notes with the same terms as “pay in kind”). The Convertible Notes are convertible into shares of our common stock at a conversion price of $10.00 per share (the “Conversion Price”). Since the closing price of our common stock on the issuance date (also the commitment date) of the Convertible Notes exceeded the Conversion Price by $3.00 per share, the Convertible Notes included a beneficial conversion feature. In accordance with FASB ASC 505, “Equity,” we recorded a discount on the Convertible Notes and an increase in additional paid-in capital of $105 million representing the fair value of the beneficial conversion feature. We paid $20 million of fees associated with the issuance of the Convertible Notes, of which $6 million were allocated to the beneficial conversion feature and were recorded directly to additional paid-in capital. On April 15, 2008, Fairfax exercised its right to appoint two directors to the Board of Directors of AbitibiBowater, pursuant to the terms of the purchase agreement. On October 15, 2008, we elected to make the interest payment due on that date through the issuance of additional convertible notes. As a result, the balance as of December 31, 2009 and 2008 of the Convertible Notes outstanding was $369 million.

•	Abitibi’s former bank credit facility was repaid and cancelled.
ACH Limited Partnership
We own 75% of ACH and Caisse de depot et placement du Quebec owns the remaining 25% of ACH. Since we have control over ACH, our consolidated financial statements include this entity on a fully consolidated basis. ACH was excluded from the Creditor Protection Proceedings and we expect that it will continue to operate outside of such proceedings. As of December 31, 2009, ACH had outstanding debt comprised of a $240 million (Cdn$253 million) 7.132% loan due 2017 (the “Loan”). In addition, ACH has entered into a Cdn$15 million bank revolving credit agreement due March 30, 2011 (the “Credit Agreement,” and collectively with the Loan, the “Agreements”). As December 31, 2009, ACH had not drawn down any of the Credit Agreement but had issued a letter of credit of approximately Cdn$1 million, which reduced the availability under the Credit Agreement to approximately Cdn$14 million. As of June 30, 2009, ACH failed to meet a financial covenant under the Agreements but obtained a waiver from the lenders and no default occurred. The terms of the financial covenant under the Agreements were subsequently amended through March 31, 2010 and as a result, ACH was in compliance with such financial covenant as of September 30, 2009 and December 31, 2009 and anticipates remaining in compliance with the financial covenant for the next 12 months.
Note 18. Monetization of Timber Notes
In connection with certain timberland sales transactions in 2002 and prior years, Bowater received a portion of the sale proceeds in notes receivable from institutional investors. In order to increase our liquidity, we monetized these notes receivable using QSPEs set up in accordance with FASB ASC 860. The more significant aspects of the QSPEs are as follows:
•	The QSPEs are not consolidated within our financial statements. The business purpose of the QSPEs is to hold the notes receivable and issue fixed and floating rate senior notes, which are secured by the notes receivable, to third parties. The value of these debt securities is equal to approximately 90% of the value of the notes receivable. The

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
full principal amounts of the notes receivable are backed by letters of credit issued by third-party financial institutions.

•	Our retained interest consists principally of the net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued by the QSPE to third parties) and a cash reserve account. Fair value of our retained interests was estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates. Our retained interest is recorded at a proportional amount of the previous carrying amount of the notes receivable and treated as interest-bearing investments.

•	The cash reserve accounts were established at inception and are required to meet specified minimum levels throughout the life of the debt issued by the QSPEs to third-party investors. Any excess cash flows revert to us on a quarterly or semi-annual basis. The balance of the cash reserve accounts, if any, reverts to us at the maturity date of the third-party debt.

•	With respect to Calhoun Note Holdings AT LLC and Calhoun Note Holdings TI LLC, we may be required to make capital contributions to these QSPEs from time to time in sufficient amounts so that these QSPEs will be able to comply with their covenants regarding the payment of taxes, maintenance as entities in good standing, transaction fees, contractual indemnification of the collateral agent and certain other parties, and the maintenance of specified minimum amounts in the cash reserve account. Notwithstanding these covenants, because of the expected net available cash flow to these QSPEs (interest and principal on notes receivable backed by letters of credit will be in excess of interest and principal on debt securities), we do not expect to be required to make additional capital contributions, nor have any capital contributions been required to date.

•	No QSPEs are permitted to hold our common stock and there are no commitments or guarantees that provide for the potential issuance of our common stock. These entities do not engage in speculative activities of any description and are not used to hedge AbitibiBowater positions, and no AbitibiBowater employee is permitted to invest in any QSPE.
The following summarizes our retained interest in the QSPEs included in “Other assets” in our Consolidated Balance Sheets as of December 31, 2009 and 2008:

(In millions)	2009	2008

Calhoun Note Holdings AT LLC	$7	$7
Calhoun Note Holdings TI LLC	11	10
Bowater Catawba Note Holdings I LLC (1)	–	2
Bowater Catawba Note Holdings II LLC (1)	–	10
Bowater Saluda Note Holdings LLC (1)	–	8

	$18	$37

(1)	As discussed in Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net,” the commencement of the Creditor Protection Proceedings constituted an event of default under the note purchase agreements for three of our QSPEs, which resulted in a 200 basis point increase in the interest rate payable to the note holders. As a result, our retained interest in these three QSPEs was impaired. Accordingly, we recorded impairment charges totaling $21 million for the year ended December 31, 2009, which were included in “Reorganization items, net” in our Consolidated Statements of Operations, to reduce our retained interest in these three QSPEs to zero. We are not obligated to fund the shortfall in interest payments due to the note holders.
We are currently determining the further impact, if any, on all of our QSPEs as a result of the commencement of the Creditor Protection Proceedings.
Note 19. Derivative Financial Instruments and Other Embedded Derivatives
Prior to the commencement of the Creditor Protection Proceedings, we utilized certain derivative financial instruments to enhance our ability to manage risk relating to cash flow exposures. Derivative financial instruments were entered into for periods consistent with related underlying cash flow exposures and did not constitute positions independent of those exposures. We did not enter into contracts for speculative purposes; however, we did, from time to time, enter into interest rate, commodity and currency derivative contracts that were not accounted for as accounting hedges. Counterparty risk was limited to institutions with long-term debt ratings of A or better for North American financial institutions or ratings of AA or better for international institutions. Hedge ineffectiveness associated with forward foreign currency exchange contracts used in all periods presented was negligible. There were no foreign currency exchange contracts outstanding as of December 31, 2009 and 2008. During the pendency of the Creditor Protection Proceedings, the extent to which we will be permitted to utilize derivative financial instruments is limited.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Cogeneration contract embedded derivative
A cogeneration facility was constructed by a third party at the site of the Bridgewater facility, the construction and commissioning of which was completed in 2000, at which time a 15-year contract, ending May 31, 2015 was entered into with this third party for the purchase of steam and electricity produced at this cogeneration facility. The contract also provides for a “standing charge” to cover both the cost of construction of the cogeneration facility and other fixed expenses for the operation of the facility. Termination or transfer of the contract prior to May 31, 2015 is subject to a termination charge based on the number of years remaining on the contract, whereas the ownership of the cogeneration facility would revert to us upon payment of the termination charge. As of December 31, 2009, the termination charge was approximately £51 million ($82 million). The cogeneration facility is being operated by the third party. At the termination of the agreement, ownership of the cogeneration facility transfers to us for a nominal amount. We have accounted for the cogeneration facility contract as a capital lease.
This contract also contains two embedded derivative features: an index forward contracts component and a call option component, which have been bundled together as a single and compound embedded derivative instrument:
•	The annual standing charge, a significant portion of which represents minimum lease payments, was fixed at inception of the contract, but is annually indexed on a formula using various indices, such as gas, electricity, heavy oil, gas oil and inflation. As the standing charge is indexed to commodity prices, the indexing formula is not clearly and closely related to the contract standing charge. Therefore, this indexation mechanism constitutes an embedded derivative feature. This embedded derivative component captures the changes in the standing charge that result from changes in the indices and is therefore bifurcated and accounted for separately from the “minimum” lease payments. In order to determine the fair value of this embedded derivative component, the standing charge, including the current gas, electricity and oil indices are priced as forward contracts (“index forward contracts”) and future cash flows based on these indices, a portion of which is not observable, are projected over the remaining term of the contract, after deduction for the minimum lease payments. The present value of the future payments on this embedded derivative component are then determined.

•	In calculating the fair value of the embedded derivative, we have also considered the termination charge mechanism as a cap on the fair value of the various components of the contract (embedded derivative and the capital lease obligation), thus in essence a “call option” (which is currently considered in-the-money) to terminate the contract for a determinable (i.e. strike) price. As such, the termination charge is considered a series of call options with strike prices that change over time subject to a pre-determined contractual schedule. The fair value of the option is calculated by taking into account the difference between the total fair value of the contract obligation and the termination charge.
The embedded derivative is recorded at fair value with changes in fair value reported in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. The carrying value of the embedded derivative is also impacted by foreign currency translation adjustments, with changes related to exchange recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. For the year ended December 31, 2009, the embedded derivative’s carrying value increased by approximately $5 million, of which approximately $4 million was related to foreign currency translation and approximately $1 million was related to the change in fair value of the embedded derivative. For the year ended December 31, 2008, the embedded derivative’s carrying value decreased by approximately $9 million, net, of which approximately $14 million was related to foreign currency translation, which was partially offset by an increase of approximately $5 million related to the change in fair value of the embedded derivative. The embedded derivative was estimated to be $45 million and $40 million as of December 31, 2009 and 2008, respectively, and was recorded in “Other long-term liabilities” in our Consolidated Balance Sheets.
Natural gas hedging instruments
We began entering into natural gas swap agreements for the purpose of reducing the risk inherent in fluctuating natural gas prices. Our natural gas costs were based on a publicly-traded index of natural gas prices plus a fixed amount. The natural gas swap agreements allowed us to minimize the effect of fluctuations in that index by contractually exchanging the publicly-traded index upon which we were billed for a fixed amount of natural gas costs. The swap agreements, which did not qualify for hedge accounting treatment, were recorded at fair value with changes in fair value reported in “Cost of sales, excluding

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. We recorded negligible pre-tax gains in both 2009 and 2008 and approximately $1 million of pre-tax losses in 2007 in our Consolidated Statements of Operations for contracts that we entered into to economically hedge forecasted transactions.
Interest rate swaps
We acquired Abitibi’s outstanding interest rate swaps in the Combination. Abitibi had utilized interest rate swaps to manage their fixed and floating interest rate mix on their long-term debt. The interest rate swaps did not qualify for hedge accounting treatment after the Combination; therefore, changes in fair value of these derivative financial instruments was recorded in “Interest expense” in our Consolidated Statements of Operations. In 2009, we terminated the remaining interest rate swaps and received cash proceeds of approximately $5 million. Approximately $2 million of pre-tax losses, $13 million of pre-tax gains and $7 million of pre-tax gains were included in interest expense in 2009, 2008 and 2007, respectively.
Monetization of derivative financial instruments
Abitibi’s foreign exchange instruments were in a substantial gain position at the date of the Combination due to the strengthening of the Canadian dollar against the U.S. dollar. In November 2007, the Board authorized the monetization of Abitibi’s forward exchange and tunnel contracts. We completed the monetization of these derivative financial instruments in 2007 and, as a result, received cash proceeds of approximately $24 million upon the termination of certain of these contracts. For those contracts that were not terminated, we entered into offsetting currency forward contracts to effectuate the monetization. The change in fair value of the contracts from the date of the Combination to the date of the monetization was recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets and was reclassified into our Consolidated Statements of Operations as the hedged transactions occurred.
Information as of December 31, 2009 and 2008 regarding our outstanding derivatives is summarized in the table below. The fair value of our derivative financial instruments was based on current termination values or quoted market prices of comparable contracts, adjusted for the risk of non-performance of the obligor in the contract. The notional amount of the natural gas swap and interest rate swap contracts represented the principal amount used to calculate the amount of periodic payments and did not represent our exposure on these contracts.

		Net (Liability)		Range of
	Notional	Asset	U.S. GAAP	Natural Gas
	Amount of	Fair	Valuation	Index Prices and
(In millions, except rates and prices)	Derivatives	Value	Hierarchy	Interest Rates

As of December 31, 2009:
Cogeneration contract embedded derivative	Multiple (1)	$(45)	Level 3	Multiple (1)

As of December 31, 2008:
Natural gas swap agreements due in 2009	2	$(1)	Level 2	$5.878 - $14.32
Receive fixed rate interest rate swaps	100	7	Level 2	5.40% - 5.42%
Cogeneration contract embedded derivative	Multiple (1)	(40)	Level 3	Multiple (1)

(1)	The cogeneration contract embedded derivative contains multiple notional amounts and used multiple indices to determine the fair value, as discussed above.
The changes in cash flow hedges included in Accumulated other comprehensive loss for the years ended December 31, 2009, 2008 and 2007 were as follows:

(In millions)	2009	2008	2007

Losses reclassified on matured cash flow hedges	$–	$14	$2
Unrecognized gains for change in value on outstanding cash flow hedging instruments	–	–	(15)

	–	14	(13)
Income tax	–	(4)	4

	$–	$10	$(9)

As of December 31, 2009 and 2008, we did not have any derivative financial instruments that qualified as cash flow hedges.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Note 20. Pension and Other Postretirement Benefit Plans
We have multiple contributory and non-contributory defined benefit pension plans covering substantially all of our employees. We also sponsor a number of other postretirement benefit plans (e.g., defined benefit health care and life insurance plans) for retirees (“OPEB plans”) at certain locations. Benefits are based on years of service and, depending on the plan, average compensation earned by employees either during their last years of employment or over their careers. Our plan assets and cash contributions to the plans have been sufficient to provide pension benefits to participants and meet the funding requirements of Employee Retirement Income Security Act (“ERISA”) in the United States and, prior to the CCAA Proceedings, applicable pension benefits legislation in Canada. In connection with the CCAA Proceedings, on May 8, 2009, the Canadian Court approved a reduction in the cash contributions required for our Canadian pension plans. As a result, the cash contributions we are making to our Canadian pension plans are currently sufficient to meet the funding requirements for current service costs, but not for prior service costs. Suspended contributions for past service costs associated with our Canadian pension plans amount to approximately $159 million on an annual basis.
The amounts described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Creditor Protection Proceedings. In particular, as a result of the Creditor Protection Proceedings, our current expectation on pension plan funding in 2010 and beyond is uncertain at this time and is subject to change.
In addition to the previously described plans, we have a number of defined contribution plans covering substantially all of our U.S. employees and a significant portion of our Canadian employees. Under the U.S. defined contribution plans, employees are allowed to contribute to these plans and we make matching contributions. However, effective April 1, 2009, the matching contribution was indefinitely suspended for non-union employees. In addition, under the U.S. defined contribution plans, most non-union employees also receive an automatic company contribution, regardless of the employee’s contribution. The amount of the automatic company contribution is a percentage of the employee’s pay, determined based on age and years of service. The Canadian registered defined contribution plans provide for mandatory contributions by employees and the Company, as well as opportunities for employees to make additional optional contributions and receive, in some cases, matching contributions on those optional amounts. Our expense for the defined contribution plans totaled $14 million in 2009, $19 million in 2008 and $11 million in 2007.
Certain of the above plans are covered under collective bargaining agreements.
In 2007, a measurement date of September 30 was used for all of our Bowater plans, while the measurement date for our Abitibi plans was October 29, 2007. Beginning in 2008, new accounting guidance required us to change to a December 31 measurement date. In lieu of re-measuring our plan assets and projected benefit obligations as of January 1, 2008, we used the earlier measurements determined as of September 30, 2007 and October 29, 2007 for our Bowater and Abitibi plans, respectively. Net periodic benefit cost for this extended period (15 months in the case of Bowater and 14 months in the case of Abitibi) was allocated proportionately to 2007 and 2008. The portion allocated to 2007 was recorded as an adjustment to our opening deficit balance and opening accumulated other comprehensive loss balance on January 1, 2008, and the portion allocated to 2008 was recorded in our Consolidated Statements of Operations for the year ended December 31, 2008. The adoption of the measurement date provision of the new accounting guidance resulted in an increase to our January 1, 2008 opening deficit by $6 million, net of taxes of $2 million, and an increase to our January 1, 2008 opening accumulated other comprehensive loss by $11 million, net of taxes of $1 million. The increase to our accumulated other comprehensive loss primarily represented the additional net actuarial loss that arose from our fourth quarter of 2007 settlement and curtailment events.
The following tables include our foreign (Canada, United Kingdom and South Korea) and domestic (U.S.) plans. The pension and OPEB projected benefit obligations of the foreign plans are significant relative to the total projected benefit obligations; however, with the exception of the health care trend rates, the assumptions used to measure the obligations of those plans are not significantly different from those used for our domestic plans.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
The changes in our pension and OPEB projected benefit obligations and plan assets for the years ended December 31, 2009 and 2008 and the funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets as of December 31, 2009 and 2008 were as follows:

	Pension Plans		OPEB Plans
(In millions)	2009	2008	2009	2008

Change in projected benefit obligations:
Projected benefit obligations as of beginning of year	$4,659	$6,387	$361	$401
Adjustment due to adoption of new accounting guidance:
Service and interest cost during transition period	–	89	–	7
Benefits paid, net of participant contributions, during transition period	–	(76)	–	–
Service cost	40	71	3	3
Interest cost	346	340	24	23
Actuarial loss (gain)	451	(851)	–	(16)
Participant contributions	24	30	4	5
Curtailments, settlements and special termination benefits	(68)	9	(2)	5
Benefits paid	(416)	(427)	(29)	(38)
Effect of foreign currency exchange rate changes	629	(913)	21	(29)

Projected benefit obligations as of end of year	5,665	4,659	382	361

Change in plan assets:
Fair value of plan assets as of beginning of year	4,270	5,825	–	–
Adjustment due to adoption of new accounting guidance:
Benefits paid, net of participant contributions, during transition period	–	(76)	–	–
Actual return on plan assets	644	(540)	–	–
Employer contributions	158	313	25	33
Participant contributions	24	30	4	5
Settlements	(41)	–	–	–
Benefits paid	(416)	(427)	(29)	(38)
Effect of foreign currency exchange rate changes	602	(855)	–	–

Fair value of plan assets as of end of year	5,241	4,270	–	–

Funded status as of end of year	$(424)	$(389)	$(382)	$(361)

Amounts recognized in our Consolidated Balance Sheets consist of:
Other assets	$121	$139	$–	$–
Accounts payable and accrued liabilities	(19)	(36)	(28)	(30)
Pension and OPEB projected benefit obligations	(54)	(492)	(35)	(331)
Liabilities subject to compromise	(472)	–	(319)	–

Net obligations recognized	$(424)	$(389)	$(382)	$(361)

The sum of the projected benefit obligations and the sum of the fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $4,261 million and $3,717 million, respectively, as of December 31, 2009, and were $3,580 million and $3,052 million, respectively, as of December 31, 2008. The sum of the accumulated projected benefit obligations and the sum of the fair value of plan assets for pension plans with accumulated projected benefit obligations in excess of plan assets were $4,010 million and $3,686 million, respectively, as of December 31, 2009, and were $2,701 million and $2,364 million, respectively, as of December 31, 2008. The total accumulated projected benefit obligations for all pension plans were $5,380 million and $4,401 million as of December 31, 2009 and 2008, respectively.
In May 2009, as a result of the Creditor Protection Proceedings, letters of credit totaling $74 million were drawn for the benefit of the participants of several of our pension plans, resulting in a non-cash increase in short-term bank debt of $22 million and a decrease in our net unfunded pension obligations of $74 million. The $74 million is included in the employer contributions of our pension plans in the table above.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
The components of net periodic benefit cost relating to our pension and OPEB plans for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Pension Plans			OPEB Plans
(In millions)	2009	2008	2007	2009	2008	2007

Service cost	$40	$71	$47	$3	$3	$3
Interest cost	346	340	168	24	23	14
Expected return on plan assets	(370)	(385)	(180)	–	–	–
Amortization of prior service cost (credit)	3	3	4	(10)	(11)	(11)
Recognized net actuarial (gain) loss	(7)	7	27	4	6	6
Curtailments, settlements and special termination benefits	(4)	11	29	(5)	2	(4)

	$8	$47	$95	$16	$23	$8

A detail of amounts included in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets can be found in Note 10, “Accumulated Other Comprehensive Loss.” We estimate that $4 million of prior service credits and $6 million of net actuarial losses will be amortized from accumulated other comprehensive loss into our Consolidated Statements of Operations in 2010.
The following is a summary of the special events that impacted our net periodic benefit costs as a curtailment, settlement or special termination benefit for the years ended December 31, 2009, 2008 and 2007:

	Pension Plans			OPEB Plans
(In millions)	2009	2008	2007	2009	2008	2007

Settlements resulting from lump-sum payouts	$2	$1	$8	$–	$–	$–
Curtailments, net and special retirement benefits resulting from indefinite idling and closure of mills and paper machines and mill-wide restructurings	(6)	4	19	(5)	–	(1)
Curtailments resulting from terminations following the Combination	–	5	–	–	2	–
Curtailment resulting from an unfavorable ruling by an arbitrator in a claim for additional pension benefits	–	1	–	–	–	–
Curtailments resulting from plan amendments	–	–	2	–	–	(3)

	$(4)	$11	$29	$(5)	$2	$(4)

In 2009, we indefinitely idled our Dolbeau paper mill, our Beaupre paper mill and a paper machine at our Thunder Bay, Ontario paper mill. We also permanently closed our Grand Falls newsprint mill, our Westover sawmill, our Albertville, Alabama sawmill and our Goodwater planer mill operations. Approximately 1,319 employees were impacted by these events. In addition, approximately 33 employees retired at our Laurentide, Quebec paper mill following a special program introduced in 2008.
In 2008, we permanently closed our Donnacona paper mill and several employees retired from our Clermont, Quebec paper mill after a mill-wide downsizing. Approximately 295 employees were impacted by these events. In addition, certain executives retired and certain employees were terminated following the Combination.
In 2007, we amended certain of our pension plans to finance benefits of grandfathered executives and allow for an in-service distribution election for all active members. We also approved changes to our OPEB plan for Bowater’s U.S. salaried employees to eliminate or reduce their benefits. As a result of mill-wide restructurings at our Dolbeau, Gatineau and Thunder Bay paper mills, approximately 430 jobs were eliminated. In addition, we permanently closed our Dalhousie paper mill.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Assumptions used to determine projected benefit obligations and net periodic benefit cost
The weighted-average assumptions used to determine the projected benefit obligations at the measurement dates and the net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Pension Plans			OPEB Plans
	2009	2008	2007	2009	2008	2007

Projected benefit obligations:
Discount rate	6.4%	7.3%	5.8%	6.3%	7.0%	6.1%
Rate of compensation increase	2.3%	3.0%	2.9%	2.9%	3.0%	3.0%
Net periodic benefit cost:
Discount rate	7.3%	5.8%	5.6%	7.0%	6.1%	5.9%
Expected return on assets	7.3%	7.2%	7.2%	–	–	–
Rate of compensation increase	3.0%	2.5%	2.6%	3.0%	3.0%	3.0%

The discount rate for our domestic plans is determined by considering the timing and amount of projected future benefit payments and is based on a portfolio of long-term high quality corporate bonds of a similar duration or, for our foreign plans, a model that matches the plan’s duration to published yield curves. In determining the expected return on assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In determining the rate of compensation increase, we reviewed historical salary increases and promotions while considering the impact of the Creditor Protection Proceedings, current industry conditions and future industry outlook.
The assumed health care cost trend rates used to determine the projected benefit obligation for our domestic and foreign OPEB plans as of December 31, 2009 and 2008 were as follows:

	2009		2008
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans

Health care cost trend rate assumed for next year	7.2%	6.5%	8.5%	7.1%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	3.8%	5.0%	3.8%
Year that the rate reaches the ultimate trend rate	2028	2014	2015	2014

For the health care cost trend rates, we considered historical trends in these types of costs. Based on recent studies in the United States, it was determined that a longer period to reach the ultimate trend rate is more realistic and that the ultimate rate should follow more closely to the long-term Gross Domestic Product of the United States, which results in a slightly lower ultimate rate.
Variations in this health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have had the following impact on our 2009 OPEB obligation and costs for our domestic and foreign plans:

	1% Increase				1% Decrease
(Dollars in millions)	Domestic Plans		Foreign Plans		Domestic Plans		Foreign Plans

Projected benefit obligation	$31	13%	$8	5%	$(26)	(11)%	$(8)	(5)%
Service and interest costs	$3	15%	$1	5%	$(2)	(12)%	$(1)	(5)%

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Fair value of plan assets
The fair value of plan assets held by our pension plans as of December 31, 2009 was as follows:

(In millions)	Total	Level 1	Level 2	Level 3

Equity securities:
U.S. companies	$1,248	$1,219	$29	$–
Non-U.S. companies	1,163	496	667	–
Debt securities:
Corporate and government securities	2,296	45	2,251	–
Asset-backed securities	154	–	154	–
Bank loans/foreign annuities	5	–	–	5
Real estate	37	–	–	37
Cash and cash equivalents	296	296	–	–
Accrued interest and dividends	42	–	42	–

	$5,241	$2,056	$3,143	$42

Equity securities primarily include large-cap and mid-cap publicly-traded companies primarily located in the United States, Canada and other developed countries, as well as commingled equity funds invested in the same types of securities. The fair value of the equity securities is determined based on quoted market prices (Level 1) or the net asset values per share that are derived from the accumulated fair values of the equity securities within the commingled funds (Level 2).
Debt securities primarily include corporate bonds of U.S. and Canadian companies from diversified industries, bonds and treasuries issued by the U.S. government and the Canadian federal and provincial governments, mortgage-backed securities and commingled fixed income funds invested in these same types of securities. The fair value of the debt securities is determined based on quoted market prices (Level 1), market-corroborated inputs such as matrix prices, yield curves and indices (Level 2), the net asset values per share that are derived from the accumulated fair values of the debt securities within the commingled funds (Level 2) or specialized pricing sources that utilize consensus-based contributed prices and spreads (Level 3).
Real estate investments are primarily located in Canada. The fair value of the real estate is determined based on an appraisal completed by a national real estate firm. Those appraisers use several valuation concepts, including the cost approach, market approach and income approach (Level 3).
Cash and cash equivalents include approximately $52 million deposited in a refundable tax account with the Canada Revenue Agency for the benefit of former employees and retirees participating in certain of our non-qualified pension plans in Canada. Approximately $38 million was deposited in 2009 as a result of the Creditor Protection Proceedings.
The fair value of accrued interest and dividends is determined based on market-corroborated inputs such as declared dividends and stated interest rates (Level 2).
The changes in Level 3 pension plan assets for the year ended December 31, 2009 were as follows:

	Bank Loans/
	Foreign
(In millions)	Annuities	Real Estate	Total

Balance as of December 31, 2008	$3	$41	$44
Actual return on assets relating to assets held as of December 31, 2009	–	(2)	(2)
Purchases, sales and settlements, net	2	(2)	–

Balance as of December 31, 2009	$5	$37	$42

Long-term strategy and objective
Our investment strategy and objective is to maximize the long-term rate of return on our plan assets within an acceptable level of risk in order to meet our current and future obligations to pay benefits to qualifying employees and their beneficiaries while minimizing and stabilizing pension benefit costs and contributions. One way we accomplish this objective is to diversify our plan investments. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, experienced third-party investment management firms with complementary investment styles and philosophies to implement these allocations. Risk is further

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
managed by reviewing our investment policies at least annually and monitoring our fund managers at least quarterly for compliance with mandates and performance measures. A series of permitted and prohibited investments are listed in our respective investment policies, which are provided to our fund managers. The use of derivative financial instruments for speculative purposes and investments in the equity or debt securities of AbitibiBowater are both prohibited.
We have established a target asset allocation for our plans based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical returns, prospective capital market returns, forecasted benefit payments and the forecasted timing of those payments. The targeted asset allocation of the plan assets is 50% equity securities and 50% debt and other securities, including up to 2% in short-term instruments required for near-term liquidity needs. Two-thirds of the equity securities are targeted to be invested in the U.S. and Canada, with the balance in other developed countries. Substantially all of the debt securities are targeted to be invested in the U.S. and Canada. The asset allocation for each plan is reviewed periodically and rebalanced toward the targeted asset mix when the fair value of the investments within an asset class falls outside a predetermined range.
Expected benefit payments and future contributions
The following benefit payments would be expected to be paid from the plans’ net assets if we were not involved in the Creditor Protection Proceedings. The Pension Protection Act of 2006 (“PPA”) enacted certain benefit restrictions for defined benefit plans. Specifically, for plan sponsors in bankruptcy, the PPA restricts certain benefit payments, such as lump sum payments, social security level income payments and payments with retroactive annuity starting dates, from being made. Additionally, payments under several of our non-qualified defined benefit pension plans have been suspended during the Creditor Protection Proceedings. The OPEB plans’ projected benefit payments have been reduced by expected Medicare subsidy receipts associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

			Expected
	Pension	OPEB	Subsidy
(In millions)	Plans	Plans	Receipts

2010	$546	$30	$2
2011	467	30	2
2012	556	30	2
2013	466	30	2
2014	416	30	2

2015 – 2019	2,271	156	14

We estimate our 2010 contributions would be approximately $219 million to our pension plans and approximately $28 million to our OPEB plans if we were not involved in the Creditor Protection Proceedings. As discussed above, the Canadian Court approved restrictions to the contributions to our Canadian pension plans, which currently only cover current service. In 2009, we suspended contributions of approximately $111 million for past service. We may be required by the Canadian Court to contribute these amounts to our pension plans prior to our emergence from the Creditor Protection Proceedings. We continue to evaluate our pension and OPEB benefit obligations in the context of the Creditor Protection Proceedings and as a result, our current expectations regarding such obligations in 2010 and beyond are uncertain at this time and are subject to change. Multi-party pension deficit discussions are continuing between the CCAA filers and various governments and unions in Canada as we work on developing the reorganization strategy.
Note 21. Income Taxes
Loss before income taxes and extraordinary item by taxing jurisdiction for the years ended December 31, 2009, 2008 and 2007 was as follows:

(In millions)	2009	2008	2007

United States	$(421)	$(118)	$(26)
Foreign	(1,261)	(1,925)	(623)

	$(1,682)	$(2,043)	$(649)

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Income tax benefit for the years ended December 31, 2009, 2008 and 2007 was comprised of the following:

(In millions)	2009	2008	2007

Federal:
Current	$–	$–	$6
Deferred	(1)	(32)	39

	(1)	(32)	45

State:
Current	–	(1)	(1)
Deferred	–	1	3

	–	–	2

Foreign:
Current	–	–	(7)
Deferred	123	124	118

	123	124	111

Total:
Current	–	(1)	(2)
Deferred	122	93	160

	$122	$92	$158

Deferred income taxes as of December 31, 2009 and 2008 were comprised of the following. The impact of the Creditor Protection Proceedings on these balances and net operating loss carryforwards is not presently determinable.

(In millions)	2009	2008

Fixed assets, net	$(119)	$(383)
Deferred gains	(98)	(105)
Other assets	6	(146)

Deferred tax liabilities	(211)	(634)

Current assets and liabilities	89	40
Employee benefits and other long-term liabilities	139	222
United States tax credit carryforwards	95	87
Canadian investment tax credit carryforwards	391	305
Ordinary loss carryforwards	968	609
Valuation allowance	(1,552)	(772)

Deferred tax assets	130	491

Net deferred tax liability	$(81)	$(143)

As of December 31, 2008, $117 million of the deferred tax liability is presented as a component of “Liabilities associated with assets held for sale” in our Consolidated Balance Sheets.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
The income tax benefit attributable to loss before income taxes and extraordinary item differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the years ended December 31, 2009, 2008 and 2007 as a result of the following:

(In millions)	2009	2008	2007
| | |
Loss before income taxes and extraordinary item	$(1,682)	$(2,043)	$(649)

Income tax benefit (provision):
Expected income tax benefit	588	715	227
Increase (decrease) in income taxes resulting from:
Valuation allowance (1)	(615)	(331)	(147)
Worthless stock (2)	308	–	–
Tax reserves	45	(6)	16
Goodwill (3)	–	(251)	–
Foreign exchange	(230)	313	(23)
State income taxes, net of federal income tax benefit	12	2	4
Foreign taxes	30	(323)	43
Change in statutory tax rates	–	–	54
Other, net	(16)	(27)	(16)

	$122	$92	$158

(1)	We have significant deferred tax assets in the U.S. and Canada related to tax credit carryforwards and ordinary loss carryforwards. The carrying value of our deferred tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred tax benefits, or in the absence of sufficient future taxable income, that we would implement tax planning strategies to generate sufficient taxable income. If these tax planning strategies, estimates and related assumptions change in the future, we may be required to reduce the value of our deferred tax assets, resulting in additional income tax expense. During 2009, 2008 and 2007, income tax benefits generated on the majority of our losses in 2009, 2008 and 2007 were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. The valuation of deferred tax assets requires judgment based on the weight of all available evidence. Based on the existence of significant negative evidence such as a cumulative three-year loss and our financial condition, we concluded that a full valuation allowance was necessary on net deferred tax assets. Management reassesses the realization of the deferred tax assets based on the criteria of FASB ASC 740, “Income Taxes,” each reporting period. To the extent that our financial results of operations improve and the deferred tax assets become realizable, the valuation allowance will be reduced through earnings.

(2)	Subsequent to the commencement of Abitibi’s CCAA Proceedings, in 2009, we concluded that our investment in the common stock of Abitibi no longer had any value and therefore, we recorded a $308 million tax benefit for a worthless stock deduction, which represents the estimated tax basis in our investment in Abitibi of approximately $800 million.

(3)	We recorded goodwill impairment charges of $810 million during the year ended December 31, 2008. No tax benefits were provided by these charges.
In 2009, we recorded a tax recovery of approximately $141 million related to the asset impairment charges associated with our investment in MPCo while it was an asset held for sale. For additional information, see Note 7, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges.”
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009 and 2008 was as follows:

(In millions)	2009	2008

Beginning of year	$138	$88
Increase (decrease) in unrecognized tax benefits resulting from:
Positions taken in a prior period	(17)	21
Combination	–	29
Positions taken in the current period	105	12
Settlements with taxing authorities	(25)	(1)
Change in Canadian foreign exchange rate	15	(4)
Expiration of statute of limitations	(10)	(7)

End of year	$206	$138

We recognize interest and penalties accrued related to unrecognized tax benefits as components of income tax benefit.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $11 million. If recognized, these items would impact our Consolidated Statements of Operations and our effective tax rate. We anticipate that the total amount of unrecognized tax benefits will decrease by approximately $1 million to $2 million during the next twelve months due to certain U.S. federal and state statute of limitations expiring, primarily in the third quarter of 2010. The approximate $1 million to $2 million of unrecognized tax benefits is attributable to various U.S. income tax issues including interest deductibility, intercompany transactions and purchase price allocations. We remain subject to income tax examinations in Canada for tax years 2003 - 2008 and in the U.S. for tax years 2006 - 2008. During 2009, we reversed $36 million of liabilities for unrecognized tax benefits as a result of pending Canadian legislation that was enacted during the first quarter of 2009. This reversal had no impact on income tax expense, as it was offset by an adjustment to the valuation allowance. In addition, $102 million was recognized in 2009 related to the alternative fuel mixture tax credits (see Note 25, “Alternative Fuel Mixture Tax Credits”) received in 2009. There is uncertainty as to whether this excise tax credit should be included in taxable income. Until clear guidance is obtained, the credits have not been included in taxable income, but 100% of the federal and state income tax associated with them has been reserved. This has no impact on income tax expense, since it is offset by an adjustment to the valuation allowance.
In Canada, due to the expiration of a statute, reserves related to provincial allocation were removed during 2009, which decreased the reserve by $4 million. In addition, due to the settlement of an audit, reserves related to research and development credits were reduced by $25 million. Both of these items were offset by a valuation allowance.
As of December 31, 2009, we had U.S. federal and state net operating loss carryforwards of $1,097 million and $1,474 million, respectively, and Canadian federal and provincial net operating loss carryforwards of $808 million and $885 million, respectively. In addition, $391 million of Canadian investment tax credit and expense carryforwards and $95 million of U.S. tax credit carryforwards were available to reduce future income taxes. The U.S. federal and state loss carryforwards expire at various dates up to 2029. The Canadian non-capital loss and investment tax credit carryforwards expire at various dates between 2010 and 2029. Of the U.S. tax credit carryforwards, $86 million consists of alternative minimum tax credits that have no expiration. A valuation allowance has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain.
As of December 31, 2009 and 2008, we had unremitted earnings of our subsidiaries outside the U.S. totaling $169 million and $162 million, respectively, which have been deemed to be permanently invested. No deferred tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.
In the normal course of business, we are subject to audits from the federal, state, provincial and other tax authorities regarding various tax liabilities. The U.S. federal statute of limitations for pre-2006 tax years expired on September 15, 2009. We are not currently under audit by the IRS regarding the post-2004 tax years. The Canadian taxing authorities are auditing years 2003 through 2008 for our Canadian entities. There were no significant adjustments to our tax liabilities arising from any audits over the last three years.
Any audits may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amount accrued. We believe that taxes accrued in our Consolidated Balance Sheets fairly represent the amount of future tax liability due.
Note 22. Commitments and Contingencies
Creditor Protection Proceedings
On April 16, 2009 and December 21, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for relief under Chapter 11. In addition, on April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries sought creditor protection under the CCAA. On April 17, 2009, Abitibi and ACCC each filed Chapter 15 Cases to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings and also on that date, AbitibiBowater Inc. and certain of its subsidiaries in the Chapter 11 Cases obtained orders under the 18.6 Proceedings. Our wholly-owned subsidiaries that operate the Bridgewater, United Kingdom (which is under administration, as discussed in Note 1, “Organization and Basis of Presentation – Bridgewater Administration”) and Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries continue to operate outside of the Creditor Protection Proceedings. See Note 3, “Creditor Protection Proceedings,” for additional information.
Extraordinary loss on expropriation of assets
On December 16, 2008, following our December 4, 2008 announcement of the permanent closure of our Grand Falls newsprint mill, the Government of Newfoundland and Labrador, Canada passed the Abitibi-Consolidated Rights and Assets Act, S.N.L. 2008, c.A-1.01 (“Bill 75”) to expropriate, among other things, all of our timber rights, water rights, leases and hydroelectric assets in the province of Newfoundland and Labrador, whether partially or wholly owned through our subsidiaries and affiliated entities. The Government of Newfoundland and Labrador also announced that it does not plan to compensate us for the loss of the water and timber rights, but has indicated that it may compensate us for certain of our hydroelectric assets. However, it has made no commitment to ensure that such compensation would represent the fair market

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
value of such assets. As a result of the expropriation, in the fourth quarter of 2008, we recorded, as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million, or $4.45 per share, with no related income tax benefit.
We have retained legal counsel to review all legal options relating to the expropriation. On April 23, 2009, we filed a Notice of Intent to Submit a Claim to Arbitration under the North American Free Trade Agreement (“NAFTA”), relating to the expropriation of these assets specifying what we believe to be violations by the Government of Newfoundland and Labrador under the terms of NAFTA, for which the Government of Canada is responsible. We filed a notice of arbitration (the “Notice of Arbitration”) on February 25, 2010 to formally launch the NAFTA dispute resolution proceedings. Although there is no guarantee regarding the outcome and receipt of fair compensation under the terms of NAFTA, we believe that the Government of Newfoundland and Labrador has violated the terms of NAFTA, and that we (a U.S. domiciled company) should be fairly compensated for the expropriation. Under the terms of NAFTA, compensation for expropriated assets is based on fair market value. The Notice of Arbitration asserts that the expropriation was arbitrary, discriminatory and illegal. Our claim seeks direct compensation for damages of approximately Cdn$500 million, plus additional costs and relief deemed just and appropriate by the Arbitral Tribunal. We have asserted in the Notice of Arbitration that the expropriation breaches Canada’s NAFTA obligations on a number of grounds, including among others: (i) the criteria for expropriation are not met in Bill 75; (ii) Bill 75 does not ensure payment for the fair market value of the expropriated rights and assets; (iii) Bill 75 purports to strip us of any rights to access the courts, which is independently a violation of NAFTA, and (iv) Bill 75 is retaliatory in nature and discriminates against us.
Although we believe that the Canadian Government will be required to compensate us for the fair market value of the expropriated assets, there can be no assurance that it will and we have not recognized an asset for such claim in our consolidated financial statements. We continue to reach out to the Canadian Government in an effort to come to a negotiated settlement and avoid protracted NAFTA proceedings.
Legal items
We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Although the final outcome of any of these matters is subject to many variables and cannot be predicted with any degree of certainty, we establish reserves for a matter (including legal costs expected to be incurred) when we believe an adverse outcome is probable and the amount can be reasonably estimated. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on our results of operations in any given quarter or year.
Subject to certain exceptions, all litigation against the Debtors that arose or may arise out of pre-petition conduct or acts is subject to the automatic stay provisions of Chapter 11 and the CCAA and the orders of the Courts rendered thereunder. In addition, any recovery by the plaintiffs in those matters will be treated consistent with all other general unsecured claims in the Creditor Protection Proceedings. We believe that these matters will not have a material adverse effect on our results of operations or financial position.
On November 12, 2009, the province of Newfoundland and Labrador issued five orders under section 99 of its Environmental Protection Act, which we appealed unsuccessfully, to require us to proceed immediately with the environmental remediation of various sites formerly owned or operated by us (some of which the province has expropriated with Bill 75). It also filed a motion with the Canadian Court for a declaratory judgment to the effect that its remediation orders are not subject to the stay of proceedings granted pursuant to the Initial Order and are not subject to compromise under a plan of arrangement because they consist of non-monetary injunctive orders. The province also contends that the definition of “claim” in the Initial Order is overly broad and inconsistent with the definition in the CCAA, and therefore unconstitutional. The province of British Columbia intervened to the proceedings in support of Newfoundland and Labrador’s constitutional argument. We contest vigorously the motion on the grounds that the remediation orders are essentially monetary in nature (or, if anything, contingent claims) and that the province should have filed a claim in the Creditor Protection Proceedings to recover the estimated costs of the remediation work. If the Canadian Court rules in favor of the province of Newfoundland and Labrador, we could be compelled to remediate those sites, which could require us to, among other things, prepare a plan of remediation, obtain the province’s approval of the plan and finance and carry out the remediation work to the satisfaction of the province by January 15, 2011, or by a later date acceptable to the province. We cannot provide a reliable estimate of the potential costs of any remediation at this time, but the financial impact of an adverse decision could materially affect our results of operations and financial position. The hearing took place on February 24, 25 and 26, 2010; the matter is currently before the Canadian Court and the parties expect a decision imminently.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
On June 15, 2009, we filed a motion with the U.S. Court to reject the Call Agreement in respect of ANI, an indirect subsidiary of Woodbridge and our partner in ANC. ANC is the partnership that owns and operates the Augusta newsprint mill. The Call Agreement obligated ACSC to either buy out ANI at a price well above market, or risk losing all of its equity in the joint venture pursuant to forced sale provisions. The U.S. Court granted our motion on October 27, 2009 and approved our rejection of the Call Agreement. Our counterparties to the Call Agreement filed a Notice of Appeal with the U.S. Court on November 3, 2009. Also, on March 9, 2010, Woodbridge filed a motion in the U.S. Court to force ACSC to reject the partnership agreement governing ANC. If ACSC were forced to reject the partnership agreement, the future of the Augusta mill would be uncertain. Our counterparties to the Call Agreement filed proofs of claim for approximately Cdn$260 million (which reflects the exchange rate to Canadian dollars on the date of the commencement of the Creditor Protection Proceedings) and $214 million in the CCAA and Chapter 11 claims process, respectively.
Following the announcement of the permanent closure of our Donnacona paper mill, on December 3, 2008, the Centrale Syndicale Nationale (“CSN”) and the employees of the Donnacona mill filed against us, Investissement Quebec and the Government of the province of Quebec a civil lawsuit before the Superior Court of the district of Quebec. The CSN and the employees also filed a grievance claim for labor arbitration on the same basis. The CSN and the employees are claiming an amount of approximately $48 million in salary through April 30, 2011, as well as moral and exemplary damages, arguing that we failed to respect the obligations subscribed in the context of a loan made by Investissement Quebec. The CSN and the employees are also claiming that Investissement Quebec and the Government are solidarily responsible for the loss allegedly sustained by the employees. We believe our defense is meritorious and intend to contest this matter vigorously. This litigation is now stayed as a result of the CCAA Proceedings.
On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the Combination. The Levin Group, L.P. seeks damages of not less than $70 million, related costs and such other relief as the court deems just and proper. We believe this claim is entirely without merit and intend to continue to contest this matter vigorously. This complaint was dismissed and, prior to the commencement of the Chapter 11 Cases, the complaint was pending before the Court of Common Pleas in Greenville County, South Carolina. This litigation is now stayed as a result of the commencement of the Chapter 11 Cases. We filed a motion with the U.S. Court on December 15, 2009 to reject the engagement letter entered into with The Levin Group, L.P. The Levin Group, L.P. has filed a proof of claim for $88 million in the Chapter 11 claims process.
On April 26, 2006, we received a notice of violation from the U.S. Environmental Protection Agency alleging four violations of the Clean Air Act at our Calhoun newsprint mill for which penalties in excess of $100,000 could have been imposed. We settled this matter with the U.S. Environmental Protection Agency and the Department of Justice in 2009 for a civil penalty of $30,000 and mutually agreeable permit limits.
Since late 2001, Bowater, several other paper companies, and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury. These suits have been filed by approximately 1,800 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York and Texas. Approximately 1,000 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 800 claims remain. Any pending actions against Bowater are currently stayed as a result of the commencement of the Chapter 11 Cases.
Lumber duties
On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U.S. became effective (the “2006 Softwood Lumber Agreement”). The 2006 Softwood Lumber Agreement provides for, among other things, softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. Volume quotas have been established for each company within the provinces of Ontario and Quebec based on historical production, and the volume quotas are not transferable between provinces. U.S. composite prices would have to rise above $355 composite per thousand board feet before the quota volume restrictions would be lifted, which had not occurred as of December 31, 2009.
In 2005, the province of Quebec mandated that the annual harvests of softwood timber on Crown-owned land would be reduced 20% below 2004 levels. The 20% reduction was required to be achieved, on average, for the period 2005 to 2008. In December 2006, the province of Quebec increased that reduction to 23.8% below 2004 levels for the period 2008 to 2013. These requirements did not have any material impact on our results of operations or financial position during 2007, 2008 or 2009.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
In February 2009, the LCIA tribunal (formerly the London Court of International Arbitration) issued its decision on a remedy in the softwood lumber arbitration in which Canada was found to have breached the 2006 Softwood Lumber Agreement between the United States and Canada by failing to properly calculate quotas during six months of 2007. The tribunal determined that, as an appropriate adjustment to compensate for the breach, Canada must collect an additional 10 percent ad valorem export charge on softwood lumber shipments from Eastern Canadian provinces, including Quebec and Ontario, until Cdn$68.26 million has been collected or the breach is cured some other way. If Canada fails to cure the breach, the United States is authorized to impose duties up to the amount specified by the tribunal. In April 2009, the United States announced that it would impose 10 percent ad valorem customs duties on imports of softwood lumber products in response to Canada’s failure to cure the breach. We estimate that such duties will not have a significant impact on our results of operations or financial position.
Employees
As of December 31, 2009, we employed approximately 12,100 people, of whom approximately 8,800 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union (the “CEP”) in Canada and predominantly by the United Steelworkers Union in the U.S.
A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada expired at the end of April 2009, as have those for the Calhoun facility and the Catawba, South Carolina facility. The CEP has selected contract talks with us to set the industry-wide pattern for contracts that will replace current expired agreements. We recently reached an agreement in principle with representatives of both the CEP and the Confederation des syndicats nationaux (the “CSN”), subject to a ratification vote of their members and to the resolution of multi-party pension deficit discussions that are continuing between the CCAA filers and various governments and unions in Canada. The members of the CSN have ratified that agreement. The employees at the facility in Mokpo, South Korea have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear; we served the six-month notice necessary to terminate the collective bargaining agreement related to the Mokpo facility on June 19, 2009.
While negotiations are either underway or will begin shortly in each of the foregoing cases, we are currently reviewing all of our collective bargaining agreements in the context of the Creditor Protection Proceedings with a view to reducing costs.
At this time, we cannot predict the impact of the Creditor Protection Proceedings on our labor costs, labor relations or any potential disruption of operations.
Environmental matters
We are subject to a variety of federal, state, provincial and local environmental laws and regulations in the jurisdictions in which we operate. We believe our operations are in material compliance with current applicable environmental laws and regulations. Environmental regulations promulgated in the future could require substantial additional expenditures for compliance and could have a material impact on us, in particular, and the industry in general.
We may be a “potentially responsible party” with respect to six hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was already contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The third site, at our mill in Coosa Pines contained buried drums and has been remediated pursuant to RCRA and the RCRA permit has been closed. We continue to monitor the groundwater. The fourth site is called Organic Chemicals Inc. in Grandville, Michigan, where we sent 133,400 gallons of spent solvents to be treated on site. The remediation cost of this site is estimated to be approximately $10 million, with our share of the cost estimated to be approximately 1% of this amount. The fifth site is called Alburn Incinerator at Lake Calumet Cluster, Chicago, Illinois, where we shipped about 4,500 gallons of solvent coating waste to be incinerated. Our share of this site’s remediation cost has currently not been determined and no consent decree has yet been signed. The sixth site called Alternate Energy Resources involves ANC. ANC shipped to this site less than 100,000 gallons of waste to be disposed of and ANC’s share of the remediation costs is less than 0.5%. We believe we will not be liable for any significant amounts at any of these sites.
On November 12, 2009, the province of Newfoundland and Labrador issued five orders under section 99 of its Environmental Protection Act, which we appealed unsuccessfully, to require us to proceed immediately with the environmental remediation of various sites formerly owned or operated by us (some of which the province has expropriated with Bill 75). For additional information, reference is made to “Legal items” above.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
We have been charged by the Quebec Ministry of Natural Resources (“QMNR”) for some penal violations related to our woodlands operations. The proposed penalties for two of these charges are above Cdn$100,000 and allege that wood volume cut in July 2005 was above the authorized allowances. Norbord Inc. is co-defendant in these two charges. A settlement has been reached with the QMNR for one of these two infractions as part of the restructuring process.
As of December 31, 2009, we have recorded $27 million for environmental liabilities, which represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for environmental liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management. These liabilities are included in “Accounts payable and accrued liabilities” or “Other long-term liabilities” in our Consolidated Balance Sheets.
The activity in our environmental liabilities for the years ended December 31, 2009, 2008 and 2007 was as follows:

(In millions)	2009	2008	2007

Beginning of year	$18	$25	$19
Payments against reserve (1)	(2)	(4)	(17)
Increase to reserve (2)	11	3	22
Transfer to liabilities associated with assets held for sale	(2)	(2)	–
Foreign exchange	–	(4)	1
Other	2	–	–

End of year	$27	$18	$25

(1)	Approximately $15 million of the payments against the reserve in 2007 were to Weyerhaeuser Company (“Weyerhaeuser”) relating to a September 2007 binding arbitration award for a claim regarding the cost of certain environmental matters related to the 1998 sale of our pulp and paper facility in Dryden, Ontario to Weyerhaeuser.

(2)	Approximately $21 million of the increase during the year ended December 31, 2007 was attributable to the Combination.
Note 23. Share Capital
The impact of the Creditor Protection Proceedings on our share capital is not presently determinable.
Preferred stock
AbitibiBowater Inc. is authorized to issue 10 million shares of serial preferred stock, $1 par value per share. As of December 31, 2009 and 2008, no preferred shares were issued and outstanding.
Common stock
AbitibiBowater Inc. is authorized to issue 150 million shares of common stock, $1 par value per share. As of December 31, 2009, 3.0 million shares of common stock were reserved for issuance upon the exchange of AbitibiBowater Canada Inc. exchangeable shares, 37.0 million shares of common stock were reserved for issuance upon the conversion of the Convertible Notes and 5.6 million shares of common stock were reserved for issuance upon the exercise from time to time of stock options and other share-based awards. Due to the commencement of the Creditor Protection Proceedings, each of the NYSE and the TSX suspended the trading of our common stock at the opening of business on April 16, 2009 and delisted our common stock at the opening of business on May 21, 2009 and the close of market on May 15, 2009, respectively. Our common stock is currently traded in the over-the-counter market and is quoted on the Pink Sheets Quotation Service and on the OTC Bulletin Board under the symbol “ABWTQ.”
During the fourth quarter of 2007, the payment of a quarterly dividend to shareholders was suspended indefinitely. Additionally, under the terms of our debtor in possession financing arrangements and our Creditor Protection Proceedings, we cannot pay dividends on our common stock for the duration of the Creditor Protection Proceedings.
Exchangeable shares
In conjunction with the 1998 acquisition of Avenor, the 2001 acquisition of Alliance and the 2007 acquisition of Abitibi, our

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
indirect wholly-owned subsidiary, AbitibiBowater Canada Inc. (“ABCI”) (formerly known as Bowater Canada Inc.), issued shares of no par value exchangeable shares (“Exchangeable Shares”). The Exchangeable Shares are exchangeable at any time, at the option of the holder, on a one-for-one basis for shares of our common stock (previously Bowater common stock). As of December 31, 2009, there were 3.0 million Exchangeable Shares issued and outstanding. Holders of Exchangeable Shares have voting rights substantially equivalent to holders of our common stock and are entitled to receive dividends equivalent, on a per-share basis, to dividends paid by us on our common stock. At some future date (i.e., after 2026 or if there are ever fewer than 500,000 Exchangeable Shares held by the public), the Exchangeable Shares become redeemable at the option of ABCI in consideration for the issuance and delivery of shares of our common stock. The TSX suspended the trading of the Exchangeable Shares at the opening of business on April 16, 2009 and delisted such shares at the close of market on May 15, 2009.
Note 24. Timberland, Capital and Operating Leases and Purchase Obligations
We lease approximately 40,000 acres of timberlands under long-term leases for which aggregate lease payments were less than $1 million each year in 2009, 2008 and 2007. These lease costs are capitalized as part of timberlands included in fixed asset and are charged against income at the time the timber is harvested. In addition, we lease certain office premises, office equipment and transportation equipment under operating leases for which total expense was $24 million in 2009, $33 million in 2008 and $27 million in 2007. We also have a capital lease obligation that relates to a building and equipment lease for our Bridgewater cogeneration facility. In the normal course of business, we have also entered into various supply agreements, guarantees, purchase commitments and cutting rights agreements (for land that we manage for which we make payments to various Canadian provinces based on the amount of timber harvested). Total expense for these agreements, guarantees and purchase commitments was $174 million in 2009, $362 million in 2008 and $91 million in 2007.
Since initiating the Creditor Protection Proceedings, we have engaged and will continue to engage in a review of our various agreements in light of the overriding rights afforded under Section 365 and other sections of Chapter 11 and the Initial Order. We have rejected and repudiated a number of contracts and leases, including leases of real estate and equipment, and have assumed or assigned certain others. As a result, the expected cash outlays for our contractual obligations and their impact on our cash flow and liquidity in future periods are expected to change and we are currently not able to determine the amounts and timing of those obligations. As of December 31, 2009, the future minimum rental payments under timberland, capital and operating leases and commitments for purchase obligations, based on the original payment terms specified in the underlying agreements, were as follows (and exclude certain obligations that were due in 2009 that were stayed as a result of the Creditor Protection Proceedings):

	Timberland			Capital
	Lease	Purchase	Operating	Lease
(In millions)	Payments	Obligations (1)	Leases, Net	Obligation

2010	$–	$70	$11	$9
2011	–	61	9	9
2012	–	56	7	9
2013	–	55	6	9
2014	–	54	4	9
Thereafter	2	297	11	4

	$2	$593	$48	49
Less interest				(10)

Present value of total capital lease obligation				$39

(1)	Purchase obligations include, among other things, two fiber supply contracts for our Coosa Pines operations with commitments totaling $50 million through 2014, a cogeneration power supply contract for our Bridgewater operations with commitments totaling $69 million through 2015, a steam supply contract for our Thorold, Ontario operations with commitments totaling $22 million through 2015, a power supply contract for our Coosa Pines operations with commitments totaling $36 million through 2019, a steam supply contract for our Dolbeau operations with commitments totaling $172 million through 2023 (which, as discussed in Note 3, “Creditor Protection Proceedings – Reorganization process,” has been repudiated) and a bridge and railroad contract for our Fort Frances, Ontario operations with commitments totaling $133 million through 2044.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Note 25. Alternative Fuel Mixture Tax Credits
During 2009, the U.S. Internal Revenue Code of 1986, as amended (the “Code”) provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, was refundable to the taxpayer. During the year ended December 31, 2009, we recorded $276 million of these credits, which were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. According to the Code, the tax credit expired at the end of 2009.
Note 26. Segment Information
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are newsprint, coated papers, specialty papers, market pulp and wood products.
None of the income or loss items following “Operating loss” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, impairment of goodwill, closure costs, impairment of assets other than goodwill and other related charges, employee termination costs, net gain on disposition of assets, costs associated with our unsuccessful refinancing efforts and other discretionary charges or credits are not allocated to our segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.
Only assets which are identifiable by segment and reviewed by our management are allocated to segment assets. Allocated assets include goodwill and finished goods inventory. All other assets are not identifiable by segment and are included in “Corporate and Other.”
The Combination impacted our results beginning October 29, 2007. Information about certain segment data as of and for the years ended December 31, 2009, 2008 and 2007 was as follows:

		Coated	Specialty	Market	Wood		Corporate	Consolidated
(In millions)	Newsprint	Papers	Papers	Pulp (1)	Products	(2)	and Other	Total

Sales
2009	$1,802	$416	$1,331	$518	$290		$9	$4,366
2008	3,238	659	1,829	626	418		1	6,771
2007	1,574	570	800	600	318		14	3,876

Depreciation, amortization and cost of timber harvested
2009	$291	$28	$151	$52	$49		$31	$602
2008	341	37	239	53	40		16	726
2007	165	38	109	54	23		7	396

Operating income (loss) (3)
2009 (4)	$(353)	$89	$85	$112	$(56)		$(252)	$(375)
2008	30	126	(14)	66	(69)		(1,569)	(1,430)
2007	(134)	42	(85)	96	(91)		(228)	(400)

Capital expenditures
2009	$36	$3	$43	$9	$9		$1	$101
2008	67	7	72	18	16		6	186
2007	41	7	25	40	6		9	128

Assets (5)
2009	$74	$65	$46	$28	$42		$6,857	$7,112
2008	78	76	76	51	49		7,742	8,072
2007	671	15	149	25	86		9,341	10,287

(1)	For the years ended December 31, 2009, 2008 and 2007, market pulp sales excluded inter-segment sales of $17 million, $20 million and $18 million, respectively.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements

(2)	For the years ended December 31, 2009, 2008 and 2007, wood product sales excluded inter-segment sales of $128 million, $170 million and $26 million, respectively.

(3)	“Corporate and Other” operating loss for the years ended December 31, 2009, 2008 and 2007 included the following special items:

(In millions)	2009	2008	2007

Net gain on disposition of assets	$91	$49	$145
Employee termination costs	(2)	(43)	(59)
Impairment of goodwill	–	(810)	–
Closure costs, impairment of assets other than goodwill and other related charges	(202)	(481)	(123)
Write-downs of mill stores inventory	(17)	(30)	(7)
Reversal of previously recorded Canadian capital tax liabilities due to new legislation	16	–	–
Fees for unsuccessful refinancing efforts	(10)	–	–
Merger-related costs	–	–	(49)
Charge for an arbitration award	–	–	(28)

	$(124)	$(1,315)	$(121)

(4)	For the year ended December 31, 2009, operating income (loss) for newsprint, coated papers, specialty papers and market pulp included $15 million, $62 million, $34 million and $165 million, respectively, for the alternative fuel mixture tax credits. Reference is made to Note 25, “Alternative Fuel Mixture Tax Credits,” for additional information.

(5)	The decrease in assets in 2009 compared to 2008 relates primarily to planned reductions in inventory levels, the sale of assets and the impairments of long-lived assets and asset held for sale, partially offset by an increase in cash and cash equivalents. The decrease in assets in 2008 compared to 2007 relates primarily to planned reductions in inventory levels, the sale of assets, the impairments of long-lived assets, assets held for sale and goodwill, as well as the write-off of the carrying value of the expropriated assets.
We sell newsprint to various joint venture partners (partners with us in the ownership of certain mills we operate). Sales to our joint venture partners, which are transacted at arm’s length negotiated prices, were $301 million, $506 million and $255 million in 2009, 2008 and 2007, respectively. Amounts due from joint venture partners were $33 million and $71 million as of December 31, 2009 and 2008, respectively, and are included in “Accounts receivable, net” in our Consolidated Balance Sheets.
Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of our 2009, 2008 or 2007 consolidated sales. No country in the “Other countries” group in the table below exceeded 2% of consolidated sales. Sales by country for the years ended December 31, 2009, 2008 and 2007 were as follows:

(In millions)	2009	2008	2007

United States	$2,852	$4,583	$2,498

Foreign countries:
Canada	508	559	333
United Kingdom	188	281	150
Brazil	118	202	51
Mexico	93	141	112
Korea	88	104	92
Italy	83	92	104
India	34	133	86
Other countries	402	676	450

	1,514	2,188	1,378

	$4,366	$6,771	$3,876

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements
Long-lived assets, which exclude goodwill, intangible assets, derivative financial instruments and deferred tax assets, by country, as of December 31, 2009, 2008 and 2007 were as follows:

(In millions)	2009	2008	2007

United States	$1,449	$1,812	$1,907

Foreign countries:
Canada	2,785	2,968	3,717
Korea	102	112	124
United Kingdom	78	72	17

	2,965	3,152	3,858

	$4,414	$4,964	$5,765

Note 27. Quarterly Information (Unaudited)

Year ended December 31, 2009	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Sales	$1,113	$1,036	$1,091	$1,126	$4,366
Operating loss (1) (2)	(24)	(285)	(33)	(43)	(375)
Net loss attributable to AbitibiBowater Inc.	(218)	(510)	(511)	(314)	(1,553)
Basic and diluted net loss per share attributable to AbitibiBowater Inc. common shareholders	(3.78)	(8.84)	(8.85)	(5.43)	(26.91)

Year ended December 31, 2008	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Sales	$1,728	$1,696	$1,730	$1,617	$6,771
Operating loss (3)	(149)	(63)	(159)	(1,059)	(1,430)
Loss before extraordinary item	(247)	(246)	(294)	(1,164)	(1,951)
Net loss attributable to AbitibiBowater Inc.	(248)	(251)	(302)	(1,433)	(2,234)
Basic and diluted loss per share attributable to AbitibiBowater Inc. common shareholders before extraordinary item	(4.32)	(4.36)	(5.23)	(20.41)	(34.34)
Basic and diluted net loss per share attributable to AbitibiBowater Inc. common shareholders	(4.32)	(4.36)	(5.23)	(24.85)	(38.79)

(1)	Operating loss for the year ended December 31, 2009 included the following special items:

	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter	Year

Net gain on disposition of assets	$52	$1	$38	$–	$91
Alternative fuel mixture tax credits	33	85	83	75	276
Employee termination costs	–	–	(2)	–	(2)
Closure costs, impairment of assets other than goodwill and other related charges	(30)	(240)	44	24	(202)
Write-downs of mill stores inventory	–	(12)	(5)	–	(17)
Reversal of previously recorded Canadian capital tax liabilities due to new legislation	–	16	–	–	16
Fees for unsuccessful refinancing efforts	(6)	(4)	–	–	(10)

(2)	In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 11, 2009, in the six month period ended June 30, 2009, we classified $10 million of costs incurred in the first quarter of 2009 related to our Creditor Protection Proceedings in “Reorganization items, net,” which prior to the application of FASB ASC 852, were classified within “Selling and administrative expenses” in our Consolidated Statements of Operations in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 15, 2009.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 3 and 4)
Notes to Consolidated Financial Statements

(3)	Operating loss for the year ended December 31, 2008 included the following special items:

	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter	Year

Net gain on disposition of assets	$23	$17	$5	$4	$49
Employee termination costs	(8)	(7)	(7)	(21)	(43)
Impairment of goodwill	–	–	–	(810)	(810)
Closure costs, impairment of assets other than goodwill and other related charges	(10)	(17)	(138)	(316)	(481)
Write-downs of mill stores inventory	–	–	(10)	(20)	(30)

Note 28. Subsequent Events
The following significant events occurred subsequent to December 31, 2009:
•	Various motions and actions taken in connection with the Creditor Protection Proceedings, as more fully discussed in Note 3, “Creditor Protection Proceedings – Reorganization process.”

•	On February 2, 2010, BPCL filed for administration pursuant to U.K. insolvency law, as more fully discussed in Note 1, “Organization and Basis of Presentation – Bridgewater Administration.”

•	On February 25, 2010, we filed the Notice of Arbitration to formally launch the NAFTA dispute resolution proceedings, as more fully discussed in Note 22, “Commitments and Contingencies – Extraordinary loss on expropriation of assets.”

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
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of AbitibiBowater Inc.;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures of AbitibiBowater Inc. are being made only in accordance with the authorizations of management and directors of AbitibiBowater Inc.; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of AbitibiBowater Inc.’s internal control over financial reporting as of December 31, 2009. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of AbitibiBowater Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2009, AbitibiBowater Inc.’s internal control over financial reporting was effective.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Shareholders of AbitibiBowater Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in equity (deficit), comprehensive loss and cash flows present fairly, in all material respects, the financial position of AbitibiBowater Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 3 to the consolidated financial statements, in 2009, the Company and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for reorganization under Chapters 11 and 15 of the United States Bankruptcy Code and Companies’ Creditors Arrangement Act in Canada, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Notes 1 and 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Furthermore, as discussed in Note 2 to the accompanying consolidated financial statements, as of January 1, 2009, the Company adopted Financial Accounting Standards Board Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB Accounting Standards Codification Topic 810, Consolidation).
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
/s/ PricewaterhouseCoopers LLP (1)
Montreal, Canada
March 31, 2010
(1) Chartered accountant auditor permit No. T759

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2009. Based on that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
Management’s Report on Internal Control over Financial Reporting
Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective as of December 31, 2009. Management’s report on internal control over financial reporting can be found on page 134 of this Annual Report on Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2009. This report can be found on page 135 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of internal control over financial reporting, there were no changes during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding AbitibiBowater Inc.’s executive officers is provided under the caption “Executive Officers” in Item 1, “Business,” of this Annual Report on Form 10-K. The information required by this Item that is not included under the caption “Executive Officers” will be in our definitive proxy statement or in an amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2009, which will be filed within 120 days of the end of our fiscal year ended December 31, 2009 (the “Amendment”), and is incorporated herein by reference to the identically-titled section of our definitive proxy statement or the Amendment.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be in our definitive proxy statement or the Amendment, and is incorporated herein by reference to the identically-titled section of our definitive proxy statement or the Amendment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item that is not included below under “Equity Compensation Plan Information” will be in our definitive proxy statement or the Amendment, and is incorporated herein by reference to the identically-titled section of our definitive proxy statement or the Amendment.
Equity Compensation Plan Information
The following table provides information as of December 31, 2009 regarding securities to be issued on exercise of outstanding stock options or pursuant to outstanding restricted stock units and performance-based awards, and securities remaining available for issuance under our equity compensation plans that were in effect during 2009.

(c)
Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under
	to be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders (1)	4,453,778	$95.52	993,475
Equity compensation plans not approved by security holders	–	–	–
Total	4,453,778	$95.52	993,475

(1)	Plans and related outstanding options and rights are as follows: Abitibi Stock Option Plan – 742,799; Abitibi-Consolidated Inc. Restricted Share Unit Plan – 28,926; Abitibi Directors’ Stock Option Plan – 9,859; Bowater 1997 Stock Option Plan – 43,290; Bowater 2000 Stock Option Plan – 806,000; Bowater 2002 Stock Option Plan – 1,070,420; Bowater 2006 Stock Option and Restricted Stock Plan – 131,086; and 2008 Equity Incentive Plan – 1,006,525.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be in our definitive proxy statement or the Amendment, and is incorporated herein by reference to the identically-titled section of our definitive proxy statement or the Amendment.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be in our definitive proxy statement or the Amendment, and is incorporated herein by reference to the identically-titled section of our definitive proxy statement or the Amendment.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as a part of this Annual Report on Form 10-K:

(1) The following are included at the indicated page of this Annual Report on Form 10-K:
Page
Consolidated Statements of Operations for Each of the Years in the Three-Year Period Ended December 31, 2009	72
Consolidated Balance Sheets as of December 31, 2009 and 2008	73
Consolidated Statements of Changes in Equity (Deficit) for Each of the Years in the Three-Year Period Ended December 31, 2009	74
Consolidated Statements of Comprehensive Loss for Each of the Years in the Three-Year Period Ended December 31, 2009	75
Consolidated Statements of Cash Flows for Each of the Years in the Three- Year Period Ended December 31, 2009	76
Notes to Consolidated Financial Statements	77
Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting	134
Report of Independent Registered Public Accounting Firm	135

(2) The following financial statement schedule for the years ended December 31, 2009, 2008 and 2007 is submitted:

Schedule I – AbitibiBowater Inc. Condensed Financial Statements and Notes	F-1

All other financial statement schedules are omitted because they are not applicable, not material or because the required information is included in the financial statements or notes.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1*	Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007, among Alpha-Bravo Holdings Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc., and Bowater Canada Inc. (incorporated by reference from Exhibit 2.1 to Bowater Incorporated’s Current Report on Form 8-K filed January 29, 2007, SEC File No. 001-08712).

2.1.1*	First Amendment, dated as of May 7, 2007, to the Combination Agreement and Agreement and Plan of Merger dated as of January 29, 2007 among AbitibiBowater Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc. and Bowater Canada Inc. (the “First Amendment”) (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed May 10, 2007, SEC File No. 001-08712).

2.2*	Form of Plan Arrangement (incorporated by reference from Annex E to the Joint Proxy Statement/Prospectus/Management Information Circular of AbitibiBowater Inc., filed pursuant to Rule 424(b)(3) on June 25, 2007).

3.1*	Second Amended and Restated Certificate of Incorporation of AbitibiBowater Inc. effective July 8, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 11, 2008, SEC File No. 001-33776).

3.2*	Second Amended and Restated By-Laws of AbitibiBowater Inc. effective April 29, 2009 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 29, 2009, SEC File No. 001-33776).

4.1*	Indenture, dated as of August 1, 1989, between Bowater Incorporated and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference from Exhibit 4.0 to Bowater Incorporated’s Quarterly Report on Form 10-Q filed November 10, 1989, SEC File No. 001-08712).

Exhibit No.	Description
4.2*	Trust Indenture, dated as of December 12, 1989, between Canadian Pacific Forest Products Limited and Montreal Trust Company, as Trustee (incorporated by reference from Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

4.3*	Note Agreement, dated as of November 1, 1990, between Canadian Pacific Forest Products Limited and the Purchasers named therein (incorporated by reference from Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

4.4*	Indenture, dated as of December 1, l991, between Bowater Incorporated and Marine Midland Bank, N.A., as Trustee (incorporated by reference from Exhibit 4.8 to Bowater Incorporated’s Annual Report on Form 10-K for 1991, SEC File No. 001-08712).

4.5*	Indenture, dated as of October 15, l992, between Bowater Incorporated and The Chase Manhattan Bank (N.A.) as Trustee (incorporated by reference from Exhibit 4.10 to Bowater Incorporated’s Annual Report on Form 10-K for 1992, SEC File No. 001-08712).

4.6*	Indenture, dated as of April 6, 1998, between Abitibi-Consolidated Inc. and Montreal Trust Company, as trustee (incorporated by reference from Exhibit 4.6 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.7*	First Supplemental Indenture to the April 6, 1998 Indenture, dated as of September 1, 2001, between Abitibi-Consolidated Inc., 3834328 Canada Inc. and Abitibi-Consolidated Inc as partners, Abitibi-Consolidated General Partnership and Computershare Trust Company of Canada (incorporated by reference from Exhibit 4.7 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.8*	Second Supplemental Indenture to the April 6, 1998 Indenture, dated as of October 1, 2001, between Abitibi-Consolidated Inc., 3834328 Canada Inc. and Abitibi-Consolidated Inc as partners, Abitibi-Consolidated General Partnership, Donohue Forest Products Inc. and Computershare Trust Company of Canada (incorporated by reference from Exhibit 4.8 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.9*	Third Supplemental Indenture to the April 6, 1998 Indenture, dated as of December 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated General Partnership and Computershare Trust Company of Canada (incorporated by reference from Exhibit 4.9 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.10*	Fourth Supplemental Indenture, dated April 1, 2008, to the indenture governing the 6.95% Senior Notes due 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

4.11*	Indenture, dated as of July 26, 1999, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P. and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference from Exhibit 4.10 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.12*	First Supplemental Indenture to the July 26, 1999 Indenture, dated as of September 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., 3834328 Canada Inc. and Abitibi-Consolidated Inc. as partners, Abitibi-Consolidated General Partnership and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.11 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

Exhibit No.	Description
4.13*	Second Supplemental Indenture to the July 26, 1999 Indenture, dated as of October 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., 3834328 Canada Inc. and Abitibi-Consolidated Inc. as partners, Abitibi-Consolidated General Partnership, Donohue Forest Products Inc. and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.12 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.14*	Third Supplemental Indenture to the July 26, 1999 Indenture, dated as of December 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated General Partnership and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.13 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.15*	Fourth Supplemental Indenture to the July 26, 1999 Indenture, dated as of November 21, 2005, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., Abitibi-Consolidated Company of Canada and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.14 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.16*	Fifth Supplemental Indenture, dated April 1, 2008, to the indenture governing the 7.875% Senior Notes due 2009 (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

4.17*	Indenture dated as of October 31, 2001, by and among Bowater Canada Finance Corporation (as Issuer), Bowater Incorporated (as Guarantor) and The Bank of New York (as Trustee) (incorporated by reference from Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed November 14, 2001, SEC File No. 001-08712).

4.18*	Indenture, dated November 2001, among Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P. (as Issuer) and The Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference from Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-9/A filed July 12, 2000, SEC File No. 001-14636).

4.19*	Indenture, dated December 11, 2001, among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada (as Issuer) and The Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference from Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-9/A filed November 20, 2001, SEC File No. 001-14636).

4.20*	First Supplemental Indenture, dated April 1, 2008, to the indenture governing the 5.25% Senior Notes due 2008 (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

4.21*	Indenture dated June 19, 2003, by and between Bowater Incorporated, as Issuer, and The Bank of New York, as Trustee (incorporated by reference from Exhibit 4.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003, SEC File No. 001-08712).

4.22*	Senior Indenture, dated March 17, 2004, between Bowater Incorporated and The Bank of New York (incorporated by reference from Exhibit 4.1 to Bowater Incorporated’s Current Report on Form 8-K filed March 17, 2004, SEC File No. 001-08712).

4.23*	First Supplemental Indenture, dated March 17, 2004, between Bowater Incorporated and The Bank of New York (incorporated by reference from Exhibit 4.2 to Bowater Incorporated’s Current Report on Form 8-K filed March 17, 2004, SEC File No. 001-08712).

4.24*	Indenture, dated June 15, 2004, among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada (as Issuer) and the Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference from Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-10 filed July 26, 2004, SEC File No. 001-14636).

4.25*	Form of Provisions Attaching to the Exchangeable Shares (incorporated by reference from Schedule 1 of Annex F to the Joint Proxy Statement/Prospectus/Management Information Circular of the Company, filed pursuant to Rule 424(b)(3) on June 25, 2007).

Exhibit No.	Description
4.26*	Form of Amended and Restated Support Agreement, among AbitibiBowater Inc., Bowater Canadian Holdings Incorporated, AbitibiBowater Canada Inc. and Bowater Incorporated (incorporated by reference from Exhibit 4.1 to the Company’s Form S-3ASR filed October 29, 2007).

4.27*	Certificate of Designation of Special Voting Stock of AbitibiBowater Inc. effective as of 5:45 a.m. Eastern Time on October 29, 2007 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K12B/A filed October 29, 2007, SEC File No. 001-33776).

4.28*	13.75% Senior Secured Notes due 2011 Indenture, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, the Guarantor Parties named therein and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

4.29*	15.5% Senior Notes due 2010 Indenture, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, the Guarantor Parties named therein and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

4.30*	8% Convertible Senior Notes due 2013 Indenture, dated April 1, 2008, by and among AbitibiBowater Inc., Bowater Incorporated and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

9.1*	Form of Amended and Restated Voting and Exchange Trust Agreement among AbitibiBowater Canada Inc., Bowater Canadian Holdings Incorporated, AbitibiBowater Inc., Bowater Incorporated and CIBC Mellon Trust Company (incorporated by reference from Exhibit 9.1 to the Company’s Form S-3ASR filed October 29, 2007).

10.1*	Purchase Agreement, dated March 24, 2008, by and between AbitibiBowater Inc. and Fairfax Financial Holdings Limited (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, SEC File No. 001-33776).

10.2*	8% Convertible Senior Notes due 2013 Registration and Qualification Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

10.3*	13.75% Senior Secured Notes due 2011 Exchange and Registration Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

10.4*	15.5% Senior Notes due 2010 Exchange and Registration Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

10.5*	Waiver and Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of February 26, 2009 to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2009, SEC File No. 001-33776).

Exhibit No.	Description
10.6*	Omnibus Amendment No. 5 to Amended and Restated Receivables Purchase Agreement and Amendment No. 3 to Amended and Restated Purchase and Contribution Agreement and Waiver Agreement, dated as of April 16, 2009 to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer and to the Amended and Restated Purchase and Contribution Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., as purchaser, Abitibi Consolidated Sales Corporation, as a seller and Abitibi-Consolidated Inc., as a seller (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2009, SEC File No. 001-33776).

10.7*	Amendment No. 6 to Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008, by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2009, SEC File No. 001-33776).

10.8*	Amendment No. 7 to Amended and Restated Receivables Purchase Agreement, dated as of June 12, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008, by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 18, 2009, SEC File No. 001-33776).

10.9*	Second Amended and Restated Receivables Purchase Agreement, dated June 16, 2009, by and among Abitibi-Consolidated U.S. Funding Corp., as the seller, Abitibi Consolidated Sales Corporation and Abitibi-Consolidated Inc. as originators, Abitibi Consolidated Sales Corporation, as servicer, Abitibi-Consolidated Inc. as subservicer, Citibank, N.A., as agent, Barclays Capital Inc., as syndication agent, The CIT Group / Business Credit, Inc., as documentation agent, and Citibank, N.A., Barclays Bank PLC and the other financial and other institutions from time to time party thereto, as banks (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2009, SEC File No. 001-33776).

10.10*	Ninth Amendment and Consent, dated as of February 27, 2009, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, Bowater Newsprint South LLC, certain subsidiaries and affiliates of Bowater Incorporated and Bowater Newsprint South LLC party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2009, SEC File No. 001-33776).

10.11*	Eleventh Amendment and Consent, dated as of February 27, 2009, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, Bowater Newsprint South LLC, certain subsidiaries and affiliates of Bowater Incorporated, Bowater Canadian Forest Products Inc. and Bowater Newsprint South LLC party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2009, SEC File No. 001-33776).

Exhibit No.	Description
10.12*	Form of Firm Commitment Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 19, 2009, SEC File No. 001-33776).

10.13*	Senior Secured Superpriority Debtor in Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Avenue Investments, as an initial lender, and Fairfax Financial Holdings Ltd., as an initial lender, initial administrative agent and initial collateral agent (incorporated by reference from Exhibit 10.79 to the Company’s Current Report on Form 8-K filed December 18, 2009, SEC File No. 001-33776).

10.14*	Amendment No. 1, dated as of June 5, 2009, to the Senior Secured SuperPriority Debtor In Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc. and each of the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 11, 2009, SEC File No. 001-33776).

10.15*	Letter Loan Agreement, dated as of May 6, 2009, relating to the Super-Priority, Senior Secured Debtor-in-Possession Credit Facility, among Abitibi-Consolidated Inc. and Donohue Corp., as Borrowers, Bank of Montreal, as Lender, and the Subsidiary Guarantors named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 12, 2009, SEC File No. 001-33776).

10.16*	Amending Agreement dated as of October 30, 2009 among Abitibi-Consolidated Inc., Donohue Corp. and Bank of Montreal, read and received by Investissement Quebec, to the US$100 Million SuperPriority Senior Secured Debtor In Possession Credit Facility dated May 6, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2009, SEC File No. 001-33776).

10.17*	Form of Offer to Guarantee a Loan (translated from French) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 12, 2009, SEC File No. 001-33776).

10.18*	Form of Amendment Letter among Abitibi-Consolidated Inc., Donohue Corp. and Investissement Quebec dated October 30, 2009 to Investissement Quebec’s Offer to Guarantee a Loan dated as of May 6, 2009 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 13, 2009, SEC File No. 001-33776).

10.19*	Guaranty and Undertaking Agreement, dated as of June 16, 2009, among the Guarantors party thereto, each a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, Abitibi-Consolidated Inc., an obligator, and Citibank, N.A., as agent (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 11, 2009, SEC File No. 001-33776).

10.20*	Implementation Agreement among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada, Alcoa Canada Ltee, Alcoa Ltd. and Manicouagan Power Company and to which intervened HQ Energie Inc., dated September 3, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2009, SEC File No. 001-33776).

10.21*	Acquisition Agreement among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada and HQ Energie Inc., dated as of November 12, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2009, SEC File No. 001-33776).

Exhibit No.	Description
10.22*	CDN$230 million Super Priority Debtor-In-Possession Credit Facility dated December 9, 2009 between Abitibi-Consolidated Inc. and 3239432 Nova Scotia Company (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2009, SEC File No. 001-33776).

†10.23*	Employment Agreement, dated as of April 4, 2006, by and between Bowater Incorporated and David J. Paterson (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 filed May 10, 2006, SEC File No. 001-08712).

†10.24*	Repayment Agreement between David J. Paterson and Bowater Incorporated, dated January 28, 2008 (incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.25*	Change in Control Agreement between David J. Paterson and Bowater Incorporated, dated May 10, 2006 (incorporated by reference from Exhibit 10.4 to Bowater Incorporated’s Current Report on Form 8-K filed May 15, 2006, SEC File No. 001-08712).

†10.26*	Amendment to Amended and Restated Change in Control Agreement between David J. Paterson and Bowater Incorporated, dated December 22, 2008 (incorporated by reference from Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.27*	Offer Letter between William G. Harvey and AbitibiBowater Inc., dated October 12, 2007 (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.28**	Employment Agreement between AbitibiBowater Inc. and William G. Harvey, executed on October 29, 2007, effective as of October 29, 2007.

†10.29*	Bonus Letter between William G. Harvey and Bowater Incorporated, dated October 26, 2007 (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.30*	Repayment Agreement between William G. Harvey and Bowater Incorporated, dated October 29, 2007 (incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.31*	Amended and Restated Change in Control Agreement between Bowater Incorporated and William G. Harvey, executed on August 4, 2006, effective as of February 5, 2005 (incorporated by reference from Exhibit 10.5 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed August 4, 2006, SEC File No. 001-08712).

†10.32*	Amendment to Amended and Restated Change in Control Agreement between William G. Harvey and Bowater Incorporated, dated December 19, 2008 (incorporated by reference from Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.33*	Offer letter between Pierre Rougeau and AbitibiBowater Inc., dated September 28, 2007 (incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.34*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Pierre Rougeau, dated April 1, 2002 (incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

Exhibit No.	Description
†10.35*	Offer Letter between Alain Grandmont and AbitibiBowater Inc., dated September 27, 2007 (incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.36*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Alain Grandmont, dated April 1, 2002 (incorporated by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.37**	Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated September 28, 2007.

†10.38*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Jacques Vachon, dated November 10, 1998 (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.39*	Offer Letter between Jim T. Wright and AbitibiBowater Inc., dated October 17, 2007 (incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.40*	Employment Agreement, dated as of March 15, 1999, by and between Bowater Incorporated and James T. Wright (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 30, 1999 filed May 13, 1999, SEC File No. 001-08712).

†10.41*	Bonus Letter between Jim T. Wright and Bowater Incorporated, dated October 17, 2007 (incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.42*	Repayment Agreement between Jim T. Wright and Bowater Incorporated, dated November 1, 2007 (incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.43*	Revised Change in Control Agreement between Bowater Incorporated and James T. Wright, executed on October 10, 2006, effective as of September 1, 2005 (incorporated by reference from Exhibit 10.4 to Bowater Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 1, 2007, SEC File No. 001-08712).

†10.44*	Amendment to Amended and Restated Change in Control Agreement between James T. Wright and Bowater Incorporated, dated December 23, 2008 (incorporated by reference from Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.45*	Offer Letter between Jon Melkerson and AbitibiBowater Inc., dated September 28, 2007 (incorporated by reference from Exhibit 10.48 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.46**	Bonus Letter between Jon Melkerson and AbitibiBowater Inc., dated January 30, 2009.

†10.47*	Severance Compensation Agreement Letter between Abitibi-Consolidated Inc. and Yves Laflamme, dated December 11, 2006 (incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

Exhibit No.	Description
†10.48*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Yves Laflamme, dated September 1, 2006 (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.49*	Form of Assumption and Consent to Assignment Agreement between Abitibi-Consolidated Inc., AbitibiBowater Inc. and each of Pierre Rougeau, Alain Grandmont, Yves Laflamme and Jacques Vachon (incorporated by reference from Exhibit 10.48 to the Company’s Current Report on Form 8-K filed December 18, 2009, SEC File No. 001-33776).

†10.50*	Offer Letter between W. Eric Streed and AbitibiBowater Inc., dated October 19, 2007 (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.51*	Change in Control Agreement, dated August 7, 2006, between Bowater Incorporated and W. Eric Streed (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 filed November 14, 2006, SEC File No. 001-08712).

†10.52*	Amendment to Amended and Restated Change in Control Agreement between W. Eric Streed and Bowater Incorporated, dated December 22, 2008 (incorporated by reference from Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.53**	Offer Letter between Joseph B. Johnson and AbitibiBowater Inc., dated October 17, 2007.

†10.54*	Employment Agreement between Bowater Incorporated and Joseph B. Johnson, executed on August 2, 2006, effective as of January 25, 2006 (incorporated by reference to Exhibit 10.11 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed August 4, 2006, SEC File No. 001-08712).

†10.55*	Amended and Restated Change in Control Agreement between Bowater Incorporated and Joseph B. Johnson, executed on August 2, 2006, effective as of January 25, 2006 (incorporated by reference to Exhibit 10.8 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed August 4, 2006, SEC File No. 001-08712).

†10.56**	Amendment to Amended and Restated Change in Control Agreement between Bowater Incorporated and Joseph B. Johnson, dated December 29, 2009.

†10.57**	Form of AbitibiBowater Inc. Change in Control Agreement.

†10.58*	Consulting Agreement, dated as of August 15, 2008, between AbitibiBowater Inc. and John Weaver (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 15, 2008, SEC File No. 001-33776).

†10.59*	Memorandum of Agreement, dated as of July 29, 2008, between AbitibiBowater Inc. and John W. Weaver (incorporated by reference from Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.60*	Amendment No. 1, dated as of January 21, 2009, to the Memorandum of Agreement, dated as of July 29, 2008, between AbitibiBowater Inc. and John W. Weaver (incorporated by reference from Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

Exhibit No.	Description
†10.61*	Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.31 to Bowater Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1996, filed March 26, 1997, SEC File No. 001-8712).

†10.62*	First Amendment, effective April 15, 1998, to the Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.38.1 to Bowater Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1996, filed March 26, 1997, SEC File No. 001-8712).

†10.63*	Second Amendment, effective February 26, 1999, to the Bowater Incorporated 1997 Stock Option Plan, as amended and restated January 1, 1997 (incorporated by reference to Exhibit 10.16 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed April 16, 1999, SEC File No. 001-8712).

†10.64*	Abitibi-Consolidated Inc. Stock Option Plan, dated as of April 27, 1998 (incorporated by reference to Exhibit 4.1 to Abitibi-Consolidated Inc.’s Form S-8, filed March 10, 2003, SEC File No. 333-103697).

†10.65*	Bowater Incorporated 2000 Stock Option Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.40 to Bowater Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 27, 2000, SEC File No. 001-8712).

†10.66*	Bowater Incorporated 2002 Stock Option Plan, dated as of January 30, 2002 (incorporated by reference to Exhibit 10.14 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 2001, filed March 19, 2002, SEC File No. 001-8712).

†10.67*	First Amendment to the Bowater Incorporated 2002 Stock Option Plan dated September 16, 2002. (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002, SEC File No. 001-8712).

†10.68*	Form of Non-Qualified Stock Option Agreement for 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 9, 2004, SEC File No. 001-8712).

†10.69*	Bowater Incorporated 2006 Stock Option and Restricted Stock Plan, dated as of May 10, 2006 (incorporated by reference to Exhibit A to Bowater Incorporated’s Proxy Statement on Form DEF 14A for the period ended December 31, 2005, filed April 12, 2006, SEC File No. 001-8712).

†10.70*	Abitibi-Consolidated Inc. Restricted Share Unit Plan, undated (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.71*	2008 Equity Incentive Plan (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 28, 2008, SEC File No. 001-33776).

†10.72*	Form of AbitibiBowater Inc. 2008 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 11, 2008, SEC File No. 001-33776).

†10.73*	Form of AbitibiBowater Inc. Performance-Based Vesting Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.46 to the Company’s Current Report on Form 8-K filed December 18, 2009, SEC File No. 001-33776).

Exhibit No.	Description
†10.74*	Form of AbitibiBowater Inc. Time-Based Vesting Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 11, 2008, SEC File No. 001-33776).

†10.75*	Abitibi-Consolidated Inc. U.S. Supplemental Executive Retirement Plan, as Amended and Restated, dated January 1, 2007, renamed the AbitibiBowater U.S. Supplemental Executive Retirement Plan for Certain Executives (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.76*	Amendment No. One to the AbitibiBowater U.S. Supplemental Executive Retirement Plan For Certain Executives, effective July 1, 2008 (incorporated by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.77*	Canadian Supplemental Executive Retirement Plan (SERP) for Executive Employees of Abitibi-Consolidated Inc., effective as at January 1, 1999 (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.78*	AbitibiBowater Inc. Supplemental Retirement Savings Plan, effective January 1, 2009 (incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.79**	AbitibiBowater Defined Contribution Supplemental Executive Retirement Plan, effective January 1, 2009.

†10.80*	Abitibi-Consolidated Inc. Executive Deferred Share Unit Plan, effective date as of January 1, 2000 (incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.81**	Amendment No. One to the Abitibi-Consolidated Inc. Executive Deferred Share Units Plan, dated as of December 13, 2005.

†10.82*	AbitibiBowater Inc. Amended and Restated Outside Director Deferred Compensation Plan, effective as of June 16, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2009, SEC File No. 001-33776).

12.1**	Computation of Ratio of Earnings to Fixed Charges

21.1**	Subsidiaries of the registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Powers of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

**	Filed with this Annual Report on Form 10-K.

†	This is a management contract or compensatory plan or arrangement.

(b)	The above-referenced exhibits are being filed with this Annual Report on Form 10-K.

(c)	None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABITIBIBOWATER INC.
Date: March 31, 2010	By:	/s/ David J. Paterson
David J. Paterson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Paterson	President and Chief Executive Officer	March 31, 2010

David J. Paterson	(Principal Executive Officer)

/s/ Richard B. Evans*	Chairman, Director	March 31, 2010

Richard B. Evans

/s/ William G. Harvey	Executive Vice President and Chief Financial Officer	March 31, 2010

William G. Harvey	(Principal Financial Officer)

/s/ Joseph B. Johnson	Senior Vice President, Finance and Chief Accounting Officer	March 31, 2010

Joseph B. Johnson	(Principal Accounting Officer)

/s/ John Q. Anderson*	Director	March 31, 2010

John Q. Anderson

/s/ Jacques Bougie*	Director	March 31, 2010

Jacques Bougie

/s/ William E. Davis*	Director	March 31, 2010

William E. Davis

/s/ Anthony F. Griffiths*	Director	March 31, 2010

Anthony F. Griffiths

/s/ Ruth R. Harkin*	Director	March 31, 2010

Ruth R. Harkin

/s/ Lise Lachapelle*	Director	March 31, 2010

Lise Lachapelle

/s/ Gary J. Lukassen*	Director	March 31, 2010

Gary J. Lukassen

/s/ Paul C. Rivett*	Director	March 31, 2010

Paul C. Rivett

/s/ John A. Rolls*	Director	March 31, 2010

John A. Rolls

/s/ Togo D. West, Jr.*	Director	March 31, 2010

Togo D. West, Jr.
* William G. Harvey, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons that are filed herewith as Exhibit 24.

By:	/s/ William G. Harvey
William G. Harvey, Attorney-in-Fact

Schedule I – ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater Inc.
(Parent Company Only)
Condensed Statements of Operations and Deficit
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes A and B)
(In millions)

			For the Period
			from Inception
			(January 25, 2007)
	Years Ended December 31,		Through
	2009	2008	December 31, 2007

Expenses:
Selling and administrative expenses	$30	$35	$1
Interest expense	40	88	–
Reserve for receivables from subsidiaries (Note E)	410	–	–

Total expenses	480	123	1

Interest income	13	34	–
Equity in loss of operations of subsidiaries before extraordinary item	–	(1,837)	(489)

Loss before reorganization items, income taxes and extraordinary item	(467)	(1,926)	(490)
Reorganization items, net (Note B)	(2)	–	–

Loss before income taxes and extraordinary item	(469)	(1,926)	(490)
Income tax benefit	–	32	–

Loss before extraordinary item	(469)	(1,894)	(490)
Equity share of extraordinary loss recorded by a subsidiary on expropriation of assets, net of tax of $0 (Note C)	–	(256)	–

Net loss	(469)	(2,150)	(490)
Deficit as of beginning of period	(2,754)	(598)	(108)
Cumulative adjustment to deficit for the adoption of new accounting guidance related to pension and other postretirement benefit plans, net of tax	–	(6)	–

Deficit as of end of year	$(3,223)	$(2,754)	$(598)

See accompanying notes to condensed financial statements.

Schedule I – ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater Inc.
(Parent Company Only)
Condensed Balance Sheets
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes A and B)
(In millions)

	As of December 31,
	2009	2008

Assets
Accounts receivable from subsidiaries, net of an allowance of $32 as of December 31, 2009 (Note E)	$–	$32
Note and interest receivable from a subsidiary, net of an allowance of $378 as of December 31, 2009 (Note E)	–	365
Investment in subsidiaries (Note C)	–	–
Deferred financing fees	12	13

Total assets	$12	$410

Liabilities and deficit
Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$6	$12
Accounts payable to subsidiaries	77	56
Note and interest payable to a subsidiary (Note E)	–	702
Long-term debt due to an affiliate (Note D)	–	274

Total liabilities not subject to compromise	83	1,044

Liabilities subject to compromise (Note B)	1,025	–

Total liabilities	1,108	1,044

Deficit:
Common stock, $1 par value. 150 shares authorized as of December 31, 2009 and 2008; 54.7 and 53.2 shares outstanding as of December 31, 2009 and 2008, respectively	55	53
Additional paid-in capital	2,522	2,451
Deficit	(3,223)	(2,754)
Accumulated other comprehensive loss	(450)	(384)

Total AbitibiBowater Inc. deficit	(1,096)	(634)

Total liabilities and deficit	$12	$410

See accompanying notes to condensed financial statements.

Schedule I – ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes A and B)
(In millions)

			For the Period
			from Inception
			(January 25, 2007)
	Years Ended December 31,		Through
	2009	2008	December 31, 2007

Cash flows from operating activities:
Net loss	$(469)	$(2,150)	$(490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Reserve for receivables from subsidiaries (Note E)	410	–	–
Equity in loss of operations of subsidiaries before extraordinary item	–	1,837	489
Equity share of extraordinary loss recorded by a subsidiary on expropriation of assets, net of tax	–	256	–
Amortization of deferred financing fees	1	1	–
Amortization of debt discount	3	10	–
Interest paid in kind on note payable to subsidiary	–	19	–
Non-cash reorganization, items, net	2	–	–
Increase in accrued interest on note receivable from a subsidiary	(13)	(32)	–
Increase in accounts payable and accrued liabilities	15	47	–
Increase in accounts payable to subsidiaries	21	12	1
Increase in note and interest payable to a subsidiary	23	–	–
Other, net	7	–	–

Net cash provided by operating activities	–	–	–

Cash flows from investing activities:
Issuance of note receivable to subsidiary	–	(350)	–

Net cash used in investing activities	–	(350)	–

Cash flows from financing activities:
Issuance of Convertible Notes	–	350	–

Net cash provided by financing activities	–	350	–

Net increase in cash and cash equivalents	–	–	–
Cash and cash equivalents:
Beginning of period	–	–	–

End of year	$–	$–	$–

See accompanying notes to condensed financial statements.

Schedule I – ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater Inc.
(Parent Company Only)
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes A and B)
Notes to Condensed Financial Statements
Note A – Organization and Basis of Presentation
Financial statements
The accompanying condensed financial statements, including the notes thereto, should be read in conjunction with the consolidated financial statements of AbitibiBowater Inc. AbitibiBowater Inc. was incorporated in Delaware on January 25, 2007. When the term “AbitibiBowater Inc.” (also referred to as “AbitibiBowater,” “we,” “us” or “our”) is used, we mean AbitibiBowater Inc., the parent company only. All amounts are expressed in U.S. dollars, unless otherwise indicated.
Creditor Protection Proceedings
On April 16, 2009 and December 21, 2009, AbitibiBowater and certain of its U.S. and Canadian subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases ”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as amended. In addition, on April 17, 2009, certain of AbitibiBowater’s Canadian subsidiaries sought creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act with the Superior Court of Quebec in Canada. On April 17, 2009, Abitibi, as defined below, and its wholly-owned subsidiary, Abitibi-Consolidated Company of Canada, each filed a voluntary petition for provisional and final relief (the “Chapter 15 Cases”) in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings and also on that date, AbitibiBowater Inc. and certain of its subsidiaries in the Chapter 11 Cases obtained orders under Section 18.6 of the CCAA in respect thereof (the “18.6 Proceedings”). The Chapter 11 Cases, the Chapter 15 Cases, the CCAA Proceedings and the 18.6 Proceedings are collectively referred to as the “Creditor Protection Proceedings.” The various debtors, including us, under the Chapter 11 Cases and the various petitioners under the CCAA Proceedings are herein collectively referred to as the “Creditor Protection Applicants.” Our wholly-owned subsidiaries that operate the Bridgewater, United Kingdom (which, effective February 2, 2010, was placed under administration pursuant to U.K. insolvency law) and Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries continue to operate outside of the Creditor Protection Proceedings. For additional information, see Note 1, “Organization and Basis of Presentation – Bridgewater Administration,” and Note 3, “Creditor Protection Proceedings,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K (“Consolidated Financial Statements”).
Basis of presentation and going concern issues
Our condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Creditor Protection Proceedings, discussed above and in more detail in Note 3, “Creditor Protection Proceedings,” to the Consolidated Financial Statements, raise substantial doubt about AbitibiBowater’s ability to continue as a going concern.
The Creditor Protection Proceedings and the debtor in possession financing arrangements, which are discussed in Note 17, “Liquidity and Debt,” to the Consolidated Financial Statements provide the Creditor Protection Applicants with a period of time to stabilize their operations and financial condition and develop a comprehensive restructuring plan. Management believes that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of these proceedings and as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, AbitibiBowater’s ability to continue as a going concern is dependent on market conditions and the ability of the Creditor Protection Applicants to successfully develop and implement a comprehensive restructuring plan, improve profitability, obtain alternative financing to replace the debtor in possession financing arrangements, renew or extend the current debtor in possession financing arrangements and/or accounts receivable securitization program, as the case may be, if the need to do so should arise, and restructure their obligations in a manner that allows the Creditor Protection Applicants to obtain confirmation of a plan or plans of reorganization by the Courts. However, it is not possible to predict whether the actions taken in this restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities.

AbitibiBowater Inc.
(Parent Company Only)
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes A and B)
Notes to Condensed Financial Statements
Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in our condensed financial statements. The assets and liabilities in our condensed financial statements do not reflect any adjustments related to such a comprehensive restructuring plan. In addition, our condensed financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings, such as (i) the realizable value of our assets on a liquidation basis or their availability to satisfy liabilities, (ii) the amounts of pre-petition liabilities that may be allowed for claims or contingencies or the status and priority thereof, (iii) the effect of any changes in our deficit that may be made in our recapitalization or (iv) the effect on our Condensed Statements of Operations and Deficit regarding any changes made to our business resulting from the comprehensive restructuring plan.
Effective upon the commencement of the Creditor Protection Proceedings, we applied the guidance in Financial Accounting Standards Board Accounting Standards Codification 852, “Reorganizations” (“FASB ASC 852”), in preparing our condensed financial statements and we continue to apply this guidance while we operate under the Creditor Protection Proceedings. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, provisions for losses directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in our Condensed Statements of Operations and Deficit. For additional information, see Note B, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net.” The timing of recognition of Reorganization items, net is in accordance with U.S. GAAP. Pre-petition obligations that may be impaired by the reorganization process have been classified in our Condensed Balance Sheets as “Liabilities subject to compromise.” These liabilities have been reported at the amounts expected to be allowed by the U.S. Court, even if they may be settled for lesser amounts. For additional information, see Note B, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.”
Abitibi and Bowater combination
On October 29, 2007, pursuant to a Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007, Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”) combined in a merger of equals with each becoming a subsidiary of AbitibiBowater (the “Combination”). The Combination was accounted for in accordance with FASB ASC 805, “Business Combinations.” Bowater was deemed to be the “acquirer” of Abitibi for accounting purposes and AbitibiBowater was deemed to be the successor to Bowater for purposes of U.S. securities laws and financial reporting. The Combination resulted in AbitibiBowater becoming a holding company whose only significant assets were an investment in the common stock of Abitibi and Bowater and a note receivable from a subsidiary. As the successor to Bowater, AbitibiBowater recorded its investment in Bowater at the amount of its shareholders’ equity at the date of the Combination. The investment in Abitibi was recorded at its fair value at the date of the Combination.
Note B. Creditor Protection Proceedings Related Disclosures
Reorganization items, net
FASB ASC 852 requires separate disclosure of reorganization items such as expenses, realized gains and losses from the settlement of pre-petition liabilities and provisions for losses resulting from the reorganization and restructuring of the business. Accordingly, expenses directly related to or resulting from the reorganization process under the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in our Condensed Statements of Operations and Deficit. The timing of recognition of Reorganization items, net, unless specifically prescribed otherwise by FASB ASC 852, is in accordance with U.S. GAAP. For the year ended December 31, 2009, Reorganization items, net were comprised of $2 million for the provision for estimated claims arising from repudiated or rejected executory contracts, none of which were paid as of December 31, 2009.
Liabilities subject to compromise
Liabilities subject to compromise primarily represent our unsecured pre-petition obligations that are subject to impairment as part of a plan or plans of reorganization and as a result, are subject to settlement at lesser amounts. Generally, actions to enforce or otherwise effect payment of such liabilities have been stayed by the U.S. Court. Such liabilities are classified separately from other liabilities in our Condensed Balance Sheets as “Liabilities subject to compromise” and are accounted

AbitibiBowater Inc.
(Parent Company Only)
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes A and B)
Notes to Condensed Financial Statements
for in accordance with our normal accounting policies except that: (i) other than our debt obligations, these liabilities are recorded at the amounts expected to be allowed as claims by the U.S. Court, whether known or potential claims, under a plan or plans of reorganization, even if the claims may be settled for lesser amounts, and (ii) debt obligations are recorded net of unamortized debt discounts, which we are no longer amortizing as a result of the Creditor Protection Proceedings. Such amounts are viewed as valuations of the related debt until the debt obligations are allowed as claims by the U.S. Court, at which time the recorded amounts will be adjusted to the amounts of the allowed claims.
Liabilities subject to compromise remain subject to future potentially material adjustments arising from negotiated settlements, actions of the U.S. Court, further developments with respect to disputed claims, repudiation or rejection of executory contracts and unexpired leases and the determination of the secured status of certain claims, as well as the value of collateral securing the claims, proofs of claim or other events. We have repudiated or rejected certain pre-petition executory contracts with respect to our operations with the approval of the U.S. Court and may repudiate or reject additional ones in the future. Damages resulting from repudiation or rejection of executory contracts are typically treated as general unsecured claims and are also classified as liabilities subject to compromise.
The classification of liabilities as “not subject to compromise” versus “subject to compromise” is based on currently available information and analysis. As the Creditor Protection Proceedings continue and additional information and analysis is completed or as the U.S. Court rules on relevant matters, the classification of amounts between these two categories may change. The amount of any such changes could be significant. We classify liabilities subject to compromise as a long-term liability because management does not believe we will use existing current assets or create additional current liabilities to fund these obligations.
See Note 3, “Creditor Protection Proceedings – Reorganization process,” to the Consolidated Financial Statements for additional information regarding procedures for the filing, review and determination of creditors’ claims.
Liabilities subject to compromise as of December 31, 2009 were comprised of the following:

(In millions)	2009

Unsecured pre-petition debt (Notes D and E)	$927
Accrued interest on unsecured pre-petition debt	94
Accounts payable and accrued liabilities, excluding accrued interest on unsecured pre-petition debt	2
Repudiated or rejected executory contracts	2

$1,025

Liabilities subject to compromise do not include: (i) liabilities incurred after the commencement of the Creditor Protection Proceedings and (ii) pre-petition liabilities that we expect to pay in full, even though certain of these amounts may not be paid until a plan of reorganization is approved.
FASB ASC 852 requires that debt discounts and premiums, as well as debt issuance costs, be viewed as valuations of the related debt. When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt discounts, premiums and issuance costs to the extent necessary to report the debt at this allowed amount). As of March 31, 2010, the U.S. Court had not classified any of our outstanding debt obligations as allowed claims. Therefore, we have not adjusted debt discounts and issuance costs, totaling $104 million as of December 31, 2009, related to our outstanding debt. We may be required to expense these amounts or a portion thereof as reorganization items if the U.S. Court ultimately allows claim amounts that differ from the net carrying amount of the debt.
Interest expense
We continue to record interest expense on our pre-petition debt obligations only to the extent that: (i) interest will be paid during the Creditor Protection Proceedings or (ii) it is probable that interest will be an allowed priority, secured or unsecured claim. Since neither of these conditions applies to our pre-petition debt obligations, we are no longer accruing interest on our pre-petition debt obligations. Interest expense recorded in our Condensed Statements of Operations and Deficit totaled $40 million for the year ended December 31, 2009. Contractual interest expense totaled $142 million for the year ended December 31, 2009.

AbitibiBowater Inc.
(Parent Company Only)
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes A and B)
Notes to Condensed Financial Statements
Note C – Equity Method Investments
On December 16, 2008, following the December 4, 2008 announcement of the permanent closure of Abitibi’s Grand Falls newsprint mill, the Government of Newfoundland and Labrador, Canada passed the Abitibi-Consolidated Rights and Assets Act, S.N.L. 2008, c.A-1.01 (“Bill 75”) to expropriate, among other things, all of Abitibi’s timber rights, water rights, leases and hydroelectric assets in the province of Newfoundland and Labrador, whether partially or wholly owned through its subsidiaries and affiliated entities. As a result of the expropriation, in the fourth quarter of 2008, Abitibi recorded, as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million, with no related income tax benefit. We have retained legal counsel to review all legal options relating to the expropriation. On April 23, 2009, we filed a Notice of Intent to Submit a Claim to Arbitration under the North American Free Trade Agreement (“NAFTA”), relating to the expropriation of these assets specifying what we believe to be violations by the Government of Newfoundland and Labrador under the terms of NAFTA, for which the Government of Canada is responsible. We filed a notice of arbitration (the “Notice of Arbitration”) on February 25, 2010 to formally launch the NAFTA dispute resolution proceedings. The Notice of Arbitration asserts that the expropriation was arbitrary, discriminatory and illegal. Our claim seeks direct compensation for damages of approximately Cdn$500 million, plus additional costs and relief deemed just and appropriate by the Arbitral Tribunal. Although we believe that the Canadian Government will be required to compensate Abitibi for the fair market value of the expropriated assets, there can be no assurance that it will and we have not recognized an asset for such claim in these condensed financial statements. We continue to reach out to the Canadian Government in an effort to come to a negotiated settlement and avoid protracted NAFTA proceedings. See Note 22, “Commitments and Contingencies – Extraordinary loss on expropriation of assets,” to the Consolidated Financial Statements.
Our financial results for the year ended December 31, 2008 included $256 million, no related income tax benefit, representing our equity share of extraordinary loss recorded by Abitibi on expropriation of assets and $1,837 million, representing our share of the equity in loss of operations of subsidiaries before extraordinary item. Recognition of these losses resulted in a reported investment in our subsidiaries of zero as of December 31, 2008. Since we have no obligation to fund additional losses of our subsidiaries, we cannot report a negative investment in our subsidiaries under the equity method. Accordingly, we did not record in 2009 and, in the future, will not record our share of losses of our subsidiaries until such time as future subsidiaries’ profits offset the cumulative losses that would otherwise have resulted in the reporting of a negative investment by us.
Note D – Financing Arrangements
On April 1, 2008, AbitibiBowater consummated a private sale of $350 million of 8% convertible notes due April 15, 2013 (“Convertible Notes”) to Fairfax Financial Holdings Limited and certain of its designated subsidiaries. The Convertible Notes bear interest at a rate of 8% per annum (10% per annum if we elect to pay interest through the issuance of additional convertible notes with the same terms as “pay in kind”). The Convertible Notes are convertible into shares of AbitibiBowater common stock at a conversion price of $10.00 per share. On April 15, 2008, Fairfax exercised its right to appoint two directors to the Board of Directors of AbitibiBowater, pursuant to the terms of the purchase agreement. On October 15, 2008, we elected to make the interest payment due on that date through the issuance of additional convertible notes. As a result, the principal balance as of December 31, 2009 and 2008 of the Convertible Notes outstanding was $369 million.
The commencement of the Creditor Protection Proceedings constituted an event of default under the Convertible Notes, and this debt obligation became automatically and immediately due and payable by its terms, although any action to enforce such payment obligation is stayed as a result of the commencement of the Creditor Protection Proceedings. Due to the commencement of the Creditor Protection Proceedings, the Convertible Notes of $277 million, which is net of its unamortized discount, are included in “Liabilities subject to compromise” in our Condensed Balance Sheets as of December 31, 2009.
Both Abitibi and Bowater have entered into various financing arrangements. Certain of these agreements, as well as the Creditor Protection Proceedings, impose restrictions on the ability of certain subsidiaries to transfer funds or other assets to AbitibiBowater in the form of dividends or advances. These restrictions could affect AbitibiBowater’s operations or its ability to pay dividends in the future. Additionally, Bowater’s pre-petition secured U.S. bank credit facility is guaranteed by AbitibiBowater.

AbitibiBowater Inc.
(Parent Company Only)
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes A and B)
Notes to Condensed Financial Statements
Note E – Transactions with Related Parties
As more fully discussed in Note 1, “Organization and Basis of Presentation – Transactions within the consolidated group of companies,” to the Consolidated Financial Statements, on May 12, 2008, we contributed to Bowater, as additional paid-in capital, a 12.5% promissory note in the amount of $650 million due June 30, 2013, executed by us in favor of Bowater. Interest on the note is due semi-annually. However, the commencement of the Creditor Protection Proceedings constituted an event of default under the note, and such note became automatically and immediately due and payable by its terms, although any action to enforce such payment obligation is stayed as a result of the Creditor Protection Proceedings. On October 15, 2008, we elected to make the interest payment due on that date through the issuance of an additional note with similar terms. For the years ended December 31, 2009 and 2008, pre-petition interest on the note was $24 million and $51 million, respectively, and was included in “Interest expense” in our Condensed Statements of Operations and Deficit. Subsequent to the commencement of the Creditor Protection Proceedings, we ceased accruing interest on the note. As of December 31, 2009, the outstanding balance of the note and accrued interest on the note totaled $725 million and is included in “Liabilities subject to compromise” in our Condensed Balance Sheets.
As more fully discussed in Note 1, “Organization and Basis of Presentation – Transactions within the consolidated group of companies,” to the Consolidated Financial Statements, on April 1, 2008, ACCC transferred all of the outstanding common and preferred stock of Donohue Corp., a wholly-owned subsidiary of AbitibiBowater (“Donohue”), to AbitibiBowater US Holding LLC (“Holding”), a direct subsidiary of ours. As part of this transaction, we loaned Holding $350 million, which was the amount of the proceeds from our issuance of the Convertible Notes, as discussed in Note D, “Financing Arrangements.” This note receivable matures on March 31, 2013 and bears interest at 13.75% per annum, payable semi-annually. In 2008, Holding repaid $18 million of the note, which reduced the outstanding balance to $332 million. During the years ended December 31, 2009 and 2008, pre-petition interest on the note was $13 million and $33 million, respectively, and is included in “Interest income” in our Condensed Statements of Operations and Deficit. As of December 31, 2009, the outstanding balance of the note and accrued interest was $332 million and $46 million, respectively. However, Holding is also a debtor in the Creditor Protection Proceedings and since the note and accrued interest are subject to compromise by Holding, for the year ended December 31, 2009, we recorded a reserve for the entire outstanding balance of the note and accrued interest, which is included in “Reserve for receivables from subsidiaries” in our Condensed Statements of Operations and Deficit. The ultimate recovery of the note and accrued interest will be determined by the U.S. Court upon its confirmation of a plan or plans of reorganization. No assurance can be given as to what distribution, if any, we will receive under a plan or plans of reorganization on account of the note and accrued interest.
On January 1, 2008, Abitibi and Bowater began providing certain corporate administrative services on our behalf and certain of our subsidiaries, including legal, finance, tax, risk management, IT, executive management, payroll and employee benefits. As such, Abitibi and Bowater have charged us a portion of their general and administrative expenses, based on specific identification or on an appropriate allocation key (e.g., sales, purchases, headcount, etc.) determined by the type of expense or department. During the years ended December 31, 2009 and 2008, Abitibi and Bowater charged us approximately $23 million and $25 million, respectively, for certain corporate administrative expenses, which is recorded in “Selling and administrative expenses” in our Condensed Statements of Operations and Deficit.
For the year ended December 31, 2008, AbitibiBowater recorded a tax benefit of $32 million, which was used to offset the current income tax liability of its U.S. subsidiaries with which it filed a consolidated U.S. income tax return. AbitibiBowater had recorded an intercompany receivable for this amount as of December 31, 2008. This presentation is a permitted method in accordance with FASB ASC 740, “Income Taxes.” However, this intercompany receivable is due from subsidiaries that are also debtors in the Creditor Protection Proceedings. Since this intercompany receivable is subject to compromise by our subsidiaries, for the year ended December 31, 2009, we recorded a reserve for the entire balance of this intercompany receivable, which is included in “Reserve for receivables from subsidiaries” in our Condensed Statements of Operations and Deficit. The ultimate recovery of this intercompany receivable will be determined by the U.S. Court upon its confirmation of a plan or plans of reorganization. No assurance can be given as to what distribution, if any, we will receive under a plan or plans of reorganization on account of this intercompany receivable.
The impact of the Creditor Protection Proceedings on our transactions and balances with related parties is not presently determinable.
Note F – Subsequent Events
Significant events occurred subsequent to December 31, 2009. See Note 28, “Subsequent Events,” to the Consolidated Financial Statements for additional information.

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007, among Alpha-Bravo Holdings Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc., and Bowater Canada Inc. (incorporated by reference from Exhibit 2.1 to Bowater Incorporated’s Current Report on Form 8-K filed January 29, 2007, SEC File No. 001-08712).

2.1.1*	First Amendment, dated as of May 7, 2007, to the Combination Agreement and Agreement and Plan of Merger dated as of January 29, 2007 among AbitibiBowater Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc. and Bowater Canada Inc. (the “First Amendment”) (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed May 10, 2007, SEC File No. 001-08712).

2.2*	Form of Plan Arrangement (incorporated by reference from Annex E to the Joint Proxy Statement/Prospectus/Management Information Circular of AbitibiBowater Inc., filed pursuant to Rule 424(b)(3) on June 25, 2007).

3.1*	Second Amended and Restated Certificate of Incorporation of AbitibiBowater Inc. effective July 8, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 11, 2008, SEC File No. 001-33776).

3.2*	Second Amended and Restated By-Laws of AbitibiBowater Inc. effective April 29, 2009 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 29, 2009, SEC File No. 001-33776).

4.1*	Indenture, dated as of August 1, 1989, between Bowater Incorporated and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference from Exhibit 4.0 to Bowater Incorporated’s Quarterly Report on Form 10-Q filed November 10, 1989, SEC File No. 001-08712).

4.2*	Trust Indenture, dated as of December 12, 1989, between Canadian Pacific Forest Products Limited and Montreal Trust Company, as Trustee (incorporated by reference from Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

4.3*	Note Agreement, dated as of November 1, 1990, between Canadian Pacific Forest Products Limited and the Purchasers named therein (incorporated by reference from Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

4.4*	Indenture, dated as of December 1, l991, between Bowater Incorporated and Marine Midland Bank, N.A., as Trustee (incorporated by reference from Exhibit 4.8 to Bowater Incorporated’s Annual Report on Form 10-K for 1991, SEC File No. 001-08712).

4.5*	Indenture, dated as of October 15, l992, between Bowater Incorporated and The Chase Manhattan Bank (N.A.) as Trustee (incorporated by reference from Exhibit 4.10 to Bowater Incorporated’s Annual Report on Form 10-K for 1992, SEC File No. 001-08712).

4.6*	Indenture, dated as of April 6, 1998, between Abitibi-Consolidated Inc. and Montreal Trust Company, as trustee (incorporated by reference from Exhibit 4.6 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

Exhibit No.	Description
4.7*	First Supplemental Indenture to the April 6, 1998 Indenture, dated as of September 1, 2001, between Abitibi-Consolidated Inc., 3834328 Canada Inc. and Abitibi-Consolidated Inc as partners, Abitibi-Consolidated General Partnership and Computershare Trust Company of Canada (incorporated by reference from Exhibit 4.7 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.8*	Second Supplemental Indenture to the April 6, 1998 Indenture, dated as of October 1, 2001, between Abitibi-Consolidated Inc., 3834328 Canada Inc. and Abitibi-Consolidated Inc as partners, Abitibi-Consolidated General Partnership, Donohue Forest Products Inc. and Computershare Trust Company of Canada (incorporated by reference from Exhibit 4.8 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.9*	Third Supplemental Indenture to the April 6, 1998 Indenture, dated as of December 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated General Partnership and Computershare Trust Company of Canada (incorporated by reference from Exhibit 4.9 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.10*	Fourth Supplemental Indenture, dated April 1, 2008, to the indenture governing the 6.95% Senior Notes due 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

4.11*	Indenture, dated as of July 26, 1999, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P. and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference from Exhibit 4.10 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.12*	First Supplemental Indenture to the July 26, 1999 Indenture, dated as of September 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., 3834328 Canada Inc. and Abitibi-Consolidated Inc. as partners, Abitibi-Consolidated General Partnership and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.11 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.13*	Second Supplemental Indenture to the July 26, 1999 Indenture, dated as of October 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., 3834328 Canada Inc. and Abitibi-Consolidated Inc. as partners, Abitibi-Consolidated General Partnership, Donohue Forest Products Inc. and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.12 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.14*	Third Supplemental Indenture to the July 26, 1999 Indenture, dated as of December 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated General Partnership and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.13 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.15*	Fourth Supplemental Indenture to the July 26, 1999 Indenture, dated as of November 21, 2005, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., Abitibi-Consolidated Company of Canada and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.14 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

Exhibit No.	Description
4.16*	Fifth Supplemental Indenture, dated April 1, 2008, to the indenture governing the 7.875% Senior Notes due 2009 (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

4.17*	Indenture dated as of October 31, 2001, by and among Bowater Canada Finance Corporation (as Issuer), Bowater Incorporated (as Guarantor) and The Bank of New York (as Trustee) (incorporated by reference from Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed November 14, 2001, SEC File No. 001-08712).

4.18*	Indenture, dated November 2001, among Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P. (as Issuer) and The Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference from Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-9/A filed July 12, 2000, SEC File No. 001-14636).

4.19*	Indenture, dated December 11, 2001, among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada (as Issuer) and The Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference from Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-9/A filed November 20, 2001, SEC File No. 001-14636).

4.20*	First Supplemental Indenture, dated April 1, 2008, to the indenture governing the 5.25% Senior Notes due 2008 (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

4.21*	Indenture dated June 19, 2003, by and between Bowater Incorporated, as Issuer, and The Bank of New York, as Trustee (incorporated by reference from Exhibit 4.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003, SEC File No. 001-08712).

4.22*	Senior Indenture, dated March 17, 2004, between Bowater Incorporated and The Bank of New York (incorporated by reference from Exhibit 4.1 to Bowater Incorporated’s Current Report on Form 8-K filed March 17, 2004, SEC File No. 001-08712).

4.23*	First Supplemental Indenture, dated March 17, 2004, between Bowater Incorporated and The Bank of New York (incorporated by reference from Exhibit 4.2 to Bowater Incorporated’s Current Report on Form 8-K filed March 17, 2004, SEC File No. 001-08712).

4.24*	Indenture, dated June 15, 2004, among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada (as Issuer) and the Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference from Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-10 filed July 26, 2004, SEC File No. 001-14636).

4.25*	Form of Provisions Attaching to the Exchangeable Shares (incorporated by reference from Schedule 1 of Annex F to the Joint Proxy Statement/Prospectus/Management Information Circular of the Company, filed pursuant to Rule 424(b)(3) on June 25, 2007).

4.26*	Form of Amended and Restated Support Agreement, among AbitibiBowater Inc., Bowater Canadian Holdings Incorporated, AbitibiBowater Canada Inc. and Bowater Incorporated (incorporated by reference from Exhibit 4.1 to the Company’s Form S-3ASR filed October 29, 2007).

4.27*	Certificate of Designation of Special Voting Stock of AbitibiBowater Inc. effective as of 5:45 a.m. Eastern Time on October 29, 2007 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K12B/A filed October 29, 2007, SEC File No. 001-33776).

Exhibit No.	Description
4.28*	13.75% Senior Secured Notes due 2011 Indenture, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, the Guarantor Parties named therein and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

4.29*	15.5% Senior Notes due 2010 Indenture, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, the Guarantor Parties named therein and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

4.30*	8% Convertible Senior Notes due 2013 Indenture, dated April 1, 2008, by and among AbitibiBowater Inc., Bowater Incorporated and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

9.1*	Form of Amended and Restated Voting and Exchange Trust Agreement among AbitibiBowater Canada Inc., Bowater Canadian Holdings Incorporated, AbitibiBowater Inc., Bowater Incorporated and CIBC Mellon Trust Company (incorporated by reference from Exhibit 9.1 to the Company’s Form S-3ASR filed October 29, 2007).

10.1*	Purchase Agreement, dated March 24, 2008, by and between AbitibiBowater Inc. and Fairfax Financial Holdings Limited (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, SEC File No. 001-33776).

10.2*	8% Convertible Senior Notes due 2013 Registration and Qualification Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

10.3*	13.75% Senior Secured Notes due 2011 Exchange and Registration Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

10.4*	15.5% Senior Notes due 2010 Exchange and Registration Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

10.5*	Waiver and Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of February 26, 2009 to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2009, SEC File No. 001-33776).

Exhibit No.	Description
10.6*	Omnibus Amendment No. 5 to Amended and Restated Receivables Purchase Agreement and Amendment No. 3 to Amended and Restated Purchase and Contribution Agreement and Waiver Agreement, dated as of April 16, 2009 to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer and to the Amended and Restated Purchase and Contribution Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., as purchaser, Abitibi Consolidated Sales Corporation, as a seller and Abitibi-Consolidated Inc., as a seller (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2009, SEC File No. 001-33776).

10.7*	Amendment No. 6 to Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008, by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2009, SEC File No. 001-33776).

10.8*	Amendment No. 7 to Amended and Restated Receivables Purchase Agreement, dated as of June 12, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008, by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 18, 2009, SEC File No. 001-33776).

10.9*	Second Amended and Restated Receivables Purchase Agreement, dated June 16, 2009, by and among Abitibi-Consolidated U.S. Funding Corp., as the seller, Abitibi Consolidated Sales Corporation and Abitibi-Consolidated Inc. as originators, Abitibi Consolidated Sales Corporation, as servicer, Abitibi-Consolidated Inc. as subservicer, Citibank, N.A., as agent, Barclays Capital Inc., as syndication agent, The CIT Group / Business Credit, Inc., as documentation agent, and Citibank, N.A., Barclays Bank PLC and the other financial and other institutions from time to time party thereto, as banks (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2009, SEC File No. 001-33776).

10.10*	Ninth Amendment and Consent, dated as of February 27, 2009, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, Bowater Newsprint South LLC, certain subsidiaries and affiliates of Bowater Incorporated and Bowater Newsprint South LLC party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2009, SEC File No. 001-33776).

10.11*	Eleventh Amendment and Consent, dated as of February 27, 2009, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, Bowater Newsprint South LLC, certain subsidiaries and affiliates of Bowater Incorporated, Bowater Canadian Forest Products Inc. and Bowater Newsprint South LLC party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2009, SEC File No. 001-33776).

Exhibit No.	Description
10.12*	Form of Firm Commitment Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 19, 2009, SEC File No. 001-33776).

10.13*	Senior Secured Superpriority Debtor in Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Avenue Investments, as an initial lender, and Fairfax Financial Holdings Ltd., as an initial lender, initial administrative agent and initial collateral agent (incorporated by reference from Exhibit 10.79 to the Company’s Current Report on Form 8-K filed December 18, 2009, SEC File No. 001-33776).

10.14*	Amendment No. 1, dated as of June 5, 2009, to the Senior Secured SuperPriority Debtor In Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc. and each of the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 11, 2009, SEC File No. 001-33776).

10.15*	Letter Loan Agreement, dated as of May 6, 2009, relating to the Super-Priority, Senior Secured Debtor-in-Possession Credit Facility, among Abitibi-Consolidated Inc. and Donohue Corp., as Borrowers, Bank of Montreal, as Lender, and the Subsidiary Guarantors named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 12, 2009, SEC File No. 001-33776).

10.16*	Amending Agreement dated as of October 30, 2009 among Abitibi-Consolidated Inc., Donohue Corp. and Bank of Montreal, read and received by Investissement Quebec, to the US$100 Million SuperPriority Senior Secured Debtor In Possession Credit Facility dated May 6, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2009, SEC File No. 001-33776).

10.17*	Form of Offer to Guarantee a Loan (translated from French) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 12, 2009, SEC File No. 001-33776).

10.18*	Form of Amendment Letter among Abitibi-Consolidated Inc., Donohue Corp. and Investissement Quebec dated October 30, 2009 to Investissement Quebec’s Offer to Guarantee a Loan dated as of May 6, 2009 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 13, 2009, SEC File No. 001-33776).

10.19*	Guaranty and Undertaking Agreement, dated as of June 16, 2009, among the Guarantors party thereto, each a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, Abitibi-Consolidated Inc., an obligator, and Citibank, N.A., as agent (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 11, 2009, SEC File No. 001-33776).

10.20*	Implementation Agreement among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada, Alcoa Canada Ltee, Alcoa Ltd. and Manicouagan Power Company and to which intervened HQ Energie Inc., dated September 3, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2009, SEC File No. 001-33776).

10.21*	Acquisition Agreement among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada and HQ Energie Inc., dated as of November 12, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2009, SEC File No. 001-33776).

Exhibit No.	Description
10.22*	CDN$230 million Super Priority Debtor-In-Possession Credit Facility dated December 9, 2009 between Abitibi-Consolidated Inc. and 3239432 Nova Scotia Company (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2009, SEC File No. 001-33776).

†10.23*	Employment Agreement, dated as of April 4, 2006, by and between Bowater Incorporated and David J. Paterson (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 filed May 10, 2006, SEC File No. 001-08712).

†10.24*	Repayment Agreement between David J. Paterson and Bowater Incorporated, dated January 28, 2008 (incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.25*	Change in Control Agreement between David J. Paterson and Bowater Incorporated, dated May 10, 2006 (incorporated by reference from Exhibit 10.4 to Bowater Incorporated’s Current Report on Form 8-K filed May 15, 2006, SEC File No. 001-08712).

†10.26*	Amendment to Amended and Restated Change in Control Agreement between David J. Paterson and Bowater Incorporated, dated December 22, 2008 (incorporated by reference from Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.27*	Offer Letter between William G. Harvey and AbitibiBowater Inc., dated October 12, 2007 (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.28**	Employment Agreement between AbitibiBowater Inc. and William G. Harvey, executed on October 29, 2007, effective as of October 29, 2007.

†10.29*	Bonus Letter between William G. Harvey and Bowater Incorporated, dated October 26, 2007 (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.30*	Repayment Agreement between William G. Harvey and Bowater Incorporated, dated October 29, 2007 (incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.31*	Amended and Restated Change in Control Agreement between Bowater Incorporated and William G. Harvey, executed on August 4, 2006, effective as of February 5, 2005 (incorporated by reference from Exhibit 10.5 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed August 4, 2006, SEC File No. 001-08712).

†10.32*	Amendment to Amended and Restated Change in Control Agreement between William G. Harvey and Bowater Incorporated, dated December 19, 2008 (incorporated by reference from Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.33*	Offer letter between Pierre Rougeau and AbitibiBowater Inc., dated September 28, 2007 (incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.34*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Pierre Rougeau, dated April 1, 2002 (incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

Exhibit No.	Description
†10.35*	Offer Letter between Alain Grandmont and AbitibiBowater Inc., dated September 27, 2007 (incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.36*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Alain Grandmont, dated April 1, 2002 (incorporated by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.37**	Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated September 28, 2007.

†10.38*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Jacques Vachon, dated November 10, 1998 (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.39*	Offer Letter between Jim T. Wright and AbitibiBowater Inc., dated October 17, 2007 (incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.40*	Employment Agreement, dated as of March 15, 1999, by and between Bowater Incorporated and James T. Wright (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 30, 1999 filed May 13, 1999, SEC File No. 001-08712).

†10.41*	Bonus Letter between Jim T. Wright and Bowater Incorporated, dated October 17, 2007 (incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.42*	Repayment Agreement between Jim T. Wright and Bowater Incorporated, dated November 1, 2007 (incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.43*	Revised Change in Control Agreement between Bowater Incorporated and James T. Wright, executed on October 10, 2006, effective as of September 1, 2005 (incorporated by reference from Exhibit 10.4 to Bowater Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 1, 2007, SEC File No. 001-08712).

†10.44*	Amendment to Amended and Restated Change in Control Agreement between James T. Wright and Bowater Incorporated, dated December 23, 2008 (incorporated by reference from Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.45*	Offer Letter between Jon Melkerson and AbitibiBowater Inc., dated September 28, 2007 (incorporated by reference from Exhibit 10.48 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.46**	Bonus Letter between Jon Melkerson and AbitibiBowater Inc., dated January 30, 2009.

†10.47*	Severance Compensation Agreement Letter between Abitibi-Consolidated Inc. and Yves Laflamme, dated December 11, 2006 (incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

Exhibit No.	Description
†10.48*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Yves Laflamme, dated September 1, 2006 (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.49*	Form of Assumption and Consent to Assignment Agreement between Abitibi-Consolidated Inc., AbitibiBowater Inc. and each of Pierre Rougeau, Alain Grandmont, Yves Laflamme and Jacques Vachon (incorporated by reference from Exhibit 10.48 to the Company’s Current Report on Form 8-K filed December 18, 2009, SEC File No. 001-33776).

†10.50*	Offer Letter between W. Eric Streed and AbitibiBowater Inc., dated October 19, 2007 (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.51*	Change in Control Agreement, dated August 7, 2006, between Bowater Incorporated and W. Eric Streed (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 filed November 14, 2006, SEC File No. 001-08712).

†10.52*	Amendment to Amended and Restated Change in Control Agreement between W. Eric Streed and Bowater Incorporated, dated December 22, 2008 (incorporated by reference from Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.53**	Offer Letter between Joseph B. Johnson and AbitibiBowater Inc., dated October 17, 2007.

†10.54*	Employment Agreement between Bowater Incorporated and Joseph B. Johnson, executed on August 2, 2006, effective as of January 25, 2006 (incorporated by reference to Exhibit 10.11 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed August 4, 2006, SEC File No. 001-08712).

†10.55*	Amended and Restated Change in Control Agreement between Bowater Incorporated and Joseph B. Johnson, executed on August 2, 2006, effective as of January 25, 2006 (incorporated by reference to Exhibit 10.8 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed August 4, 2006, SEC File No. 001-08712).

†10.56**	Amendment to Amended and Restated Change in Control Agreement between Bowater Incorporated and Joseph B. Johnson, dated December 29, 2009.

†10.57**	Form of AbitibiBowater Inc. Change in Control Agreement.

†10.58*	Consulting Agreement, dated as of August 15, 2008, between AbitibiBowater Inc. and John Weaver (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 15, 2008, SEC File No. 001-33776).

†10.59*	Memorandum of Agreement, dated as of July 29, 2008, between AbitibiBowater Inc. and John W. Weaver (incorporated by reference from Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.60*	Amendment No. 1, dated as of January 21, 2009, to the Memorandum of Agreement, dated as of July 29, 2008, between AbitibiBowater Inc. and John W. Weaver (incorporated by reference from Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

Exhibit No.	Description
†10.61*	Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.31 to Bowater Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1996, filed March 26, 1997, SEC File No. 001-8712).

†10.62*	First Amendment, effective April 15, 1998, to the Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.38.1 to Bowater Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1996, filed March 26, 1997, SEC File No. 001-8712).

†10.63*	Second Amendment, effective February 26, 1999, to the Bowater Incorporated 1997 Stock Option Plan, as amended and restated January 1, 1997 (incorporated by reference to Exhibit 10.16 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed April 16, 1999, SEC File No. 001-8712).

†10.64*	Abitibi-Consolidated Inc. Stock Option Plan, dated as of April 27, 1998 (incorporated by reference to Exhibit 4.1 to Abitibi-Consolidated Inc.’s Form S-8, filed March 10, 2003, SEC File No. 333-103697).

†10.65*	Bowater Incorporated 2000 Stock Option Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.40 to Bowater Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 27, 2000, SEC File No. 001-8712).

†10.66*	Bowater Incorporated 2002 Stock Option Plan, dated as of January 30, 2002 (incorporated by reference to Exhibit 10.14 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 2001, filed March 19, 2002, SEC File No. 001-8712).

†10.67*	First Amendment to the Bowater Incorporated 2002 Stock Option Plan dated September 16, 2002. (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002, SEC File No. 001-8712).

†10.68*	Form of Non-Qualified Stock Option Agreement for 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 9, 2004, SEC File No. 001-8712).

†10.69*	Bowater Incorporated 2006 Stock Option and Restricted Stock Plan, dated as of May 10, 2006 (incorporated by reference to Exhibit A to Bowater Incorporated’s Proxy Statement on Form DEF 14A for the period ended December 31, 2005, filed April 12, 2006, SEC File No. 001-8712).

†10.70*	Abitibi-Consolidated Inc. Restricted Share Unit Plan, undated (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.71*	2008 Equity Incentive Plan (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 28, 2008, SEC File No. 001-33776).

†10.72*	Form of AbitibiBowater Inc. 2008 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 11, 2008, SEC File No. 001-33776).

†10.73*	Form of AbitibiBowater Inc. Performance-Based Vesting Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.46 to the Company’s Current Report on Form 8-K filed December 18, 2009, SEC File No. 001-33776).

Exhibit No.	Description
†10.74*	Form of AbitibiBowater Inc. Time-Based Vesting Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 11, 2008, SEC File No. 001-33776).

†10.75*	Abitibi-Consolidated Inc. U.S. Supplemental Executive Retirement Plan, as Amended and Restated, dated January 1, 2007, renamed the AbitibiBowater U.S. Supplemental Executive Retirement Plan for Certain Executives (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.76*	Amendment No. One to the AbitibiBowater U.S. Supplemental Executive Retirement Plan For Certain Executives, effective July 1, 2008 (incorporated by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.77*	Canadian Supplemental Executive Retirement Plan (SERP) for Executive Employees of Abitibi-Consolidated Inc., effective as at January 1, 1999 (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.78*	AbitibiBowater Inc. Supplemental Retirement Savings Plan, effective January 1, 2009 (incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.79**	AbitibiBowater Defined Contribution Supplemental Executive Retirement Plan, effective January 1, 2009.

†10.80*	Abitibi-Consolidated Inc. Executive Deferred Share Unit Plan, effective date as of January 1, 2000 (incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.81**	Amendment No. One to the Abitibi-Consolidated Inc. Executive Deferred Share Units Plan, dated as of December 13, 2005.

†10.82*	AbitibiBowater Inc. Amended and Restated Outside Director Deferred Compensation Plan, effective as of June 16, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2009, SEC File No. 001-33776).

12.1**	Computation of Ratio of Earnings to Fixed Charges

21.1**	Subsidiaries of the registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Powers of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

**	Filed with this Annual Report on Form 10-K.

†	This is a management contract or compensatory plan or arrangement.