Form 10-K/A
period 2009-12-31
AbitibiBowater Inc.
filed 2010-04-30
CIK 1393066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009), was approximately $6 million. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed pursuant to Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☐

As of February 28, 2010, there were 54,703,212 shares of AbitibiBowater Inc. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment (this “Amendment No. 1”) amends AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010. We refer to AbitibiBowater Inc. with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, as “AbitibiBowater,” “we,” “our,” “us” or the “Company.” We refer to our Abitibi-Consolidated Inc. and Bowater Incorporated subsidiaries as “Abitibi” and “Bowater,” respectively, and to the transaction that brought them together to form AbitibiBowater as the “combination.”

This Amendment No. 1 is being filed solely to provide the information required by Part III of Form 10-K (Items 10, 11, 12, 13 and 14) that was previously omitted from the Original 10-K. As of the date of this Amendment No. 1, we do not intend to file a definitive proxy statement containing the information required in Part III, nor do we expect to hold an annual meeting of stockholders while the Creditor Protection Proceedings, as defined in the Original 10-K, continue.

No other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date it was filed, and the disclosures contained therein have not been updated to reflect any events that occurred thereafter other than as expressly indicated herein. This Amendment No. 1 should therefore be read in conjunction with the Original 10-K and our other filings with the SEC on and after March 31, 2010. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), Part IV (Item 15), the signature page and the certifications required to be filed hereto.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Corporate Governance

Corporate Governance Principles

The board has adopted a formal set of corporate governance principles and practices, which we refer to as the “corporate governance principles.” The purpose of the corporate governance principles, which are available on our website (www.abitibibowater.com), is to provide a structure within which directors and management can pursue the Company’s objectives for the benefit of stockholders and within which directors can supervise management. The corporate governance principles are guidelines intended to serve as a flexible framework within which the board may conduct its business, and not as a set of legally binding obligations.

The corporate governance principles outline the board’s responsibilities and the interplay among the board and its committees in furthering the Company’s overall objectives. The corporate governance principles note the board’s role in advising management on significant issues facing the Company and in reviewing and approving significant actions. In addition, the corporate governance principles highlight the principal roles of certain committees of the board, including:

•

The board’s selection and evaluation of senior executive officers, including the president and chief executive officer, with assistance from the Human Resources and Compensation Committee and the Nominating and Governance Committee, and succession planning.

•

The administration of executive and director compensation by the Human Resources and Compensation Committee, with assistance from the Nominating and Governance Committee and final approval by the board.

•	The selection and oversight of our independent registered public accounting firm and oversight of public financial reporting by the Audit Committee.

•

The evaluation of candidates for board membership and the oversight of the structure and practices of the board, the committees and corporate governance matters in general by the Nominating and Governance Committee, including annual assessment of board and committee effectiveness.

Our corporate governance principles also include, among other things:

•	General qualifications for board membership, including independence requirements (with, among other things, the categorical standards for board determinations of independence).

•	Director responsibilities, including board and stockholder meeting attendance and advance review of meeting materials.

•	Provisions for director access to management and independent advisors, and for director orientation and continuing education.

•

An outline of management’s responsibilities, including production of financial reports and disclosures, implementation and monitoring of internal controls and disclosure controls and procedures, development, presentation and implementation of strategic plans and setting a strong ethical “tone at the top.”

Employee Code of Conduct

We have adopted a code of ethics, which we refer to as the “code of business conduct,” that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. The code of business conduct is posted on our website (www.abitibibowater.com). We will disclose amendments to our code of business conduct and any waivers of its provisions with respect to the chief executive officer, chief financial officer and chief accounting officer on our website within four business days following the date of the amendment or waiver.

Board Leadership Structure; Communication with Independent Directors

The Company’s business is managed under the direction of the board, with the board delegating the management of the Company to the president and chief executive officer, working with other executive officers, in a manner consistent with the Company’s objectives and in accordance with its by-laws. This delegation of authority is not intended to minimize the board’s supervisory duties, as more fully set forth in our corporate governance principles. Mr. Evans, the Company’s chairman and an independent director, presides over each board meeting and the separate meetings of independent directors in executive session. Our by-laws provide that in the event the chairman is not an independent director, an independent director selected by a majority of the board will serve as lead director, whose responsibilities include, among other things, chairing any meeting of the independent directors in executive session.

Stockholders and other interested persons that would like to communicate with the independent directors may send an email to codirectors@abitibibowater.com or send a written communication to: AbitibiBowater Inc. Independent Directors, c/o AbitibiBowater Inc. Secretary, 1155 Metcalfe Street, Suite 800, Montreal, Quebec, Canada, H3B 5H2. The Company’s secretary will forward those communications to the intended recipients and will retain copies for the Company’s records.

Regardless of the method of communication, no message will be screened or edited before it is delivered to the intended recipient(s), who will determine whether to relay the message to other members of the board.

Board of Directors and Committees

The Company’s board of directors is divided into three classes, each of which consists as nearly as possible of one-third of the total number of directors. According to our by-laws, each director serves for a term ending on the date of the third annual meeting of stockholders following the annual meeting at which such director was elected, except that the term of office of each director elected in connection with the formation of AbitibiBowater in October 2007, whom we refer to as an “initial director”, that is a Class II director will end on the date of the second annual meeting following the date of formation and the term of office of each initial director that is a Class III director will end on the third annual meeting following the date of formation. Each Class I director was re-elected at the 2008 annual meeting of stockholders. Except as otherwise noted below, each director is an initial director.

The Company believes that each director should possess high personal and professional ethics, integrity and values, an inquiring and independent mind as well as practical wisdom, vision and mature judgment. He or she should also have substantial training and experience at the policy-making level in business, government, or education and/or expertise that is useful to the Company and complementary to the background and experience of other board members, so that an optimum balance of expertise among members on the board can be achieved and maintained. In light of other business and personal commitments, he or she should also be willing and able to devote the required amount of time to diligently fulfill the duties and responsibilities of board membership, and be committed to serve on the board over a period of years to develop knowledge about the Company’s operations.

Some of the specific areas of expertise and experience that we believe to be important in light of our business are listed below; ideally, these areas should be represented by at least one board member:

•	professional services, such as lawyers, investment bankers and university professors

•	politics/government relations

•	management/operating experience, such as a chief executive office, chief operating officer or senior manager

•	financial/accounting experience, such as a chief financial officer, certified financial analyst or chartered public accounting or analyst

The applicable aspects of each director’s experience, qualifications and skills that the board considered in their nomination in light of the foregoing are included in their individual biographies. It is also desirable that each member of the board has recent experience as a member of the board of at least one other company, preferably a publicly-held reporting company.

Class I Directors

William E. Davis Age: 68 Director since 2007

Mr. Davis served on Abitibi’s board of directors from 2003 through the combination.

He was chairman and chief executive officer of Niagara Mohawk Power Corporation from 1993 to 2002 and chairman of National Grid USA and executive director of National Grid (UK) from 2002 to 2003.

He serves on the board of CONSOL Energy Inc.

Director Qualifications:	•	Management/operating experience – former chairman and chief executive officer of a power company

Ruth R. Harkin Age: 65 Director since 2007

Ms. Harkin served on Bowater’s board from 2005 through the combination.

She was senior vice president for international affairs and government relations of United Technologies Corporation from 1997 to 2005. From 1993 to 1997, she was president and chief executive officer of the Overseas Private Investment Corporation.

She serves on the board of ConocoPhillips and is a member of the Iowa Board of Regents.

Director Qualifications:	•	Politics/government relations – former senior vice president for international affairs and government relations for a publicly-held industrial company; former president and chief executive officer of an agency of the U.S. government focused on assisting U.S. companies invest overseas

	•	Professional services – former county attorney for Story County, Iowa and former deputy counsel for the U.S. Department of Agriculture

Lise Lachapelle	Mrs. Lachapelle served on Abitibi’s board from 2002 through the combination.
Age: 60 Director since 2007

After a 20-year career in the Canadian public service, she served as president of Strategico Inc. from 1993 to 1994 and as president and chief executive officer of the Canadian Pulp and Paper Association from 1994 to 2002.

She serves on the boards of Industrial Alliance, Insurance and Financial Services Inc., Russel Metals Inc. and Innergex Power Trust.

Director Qualifications:	•	Management/operating experience – former president and chief executive officer of an industry trade organization

	•	Politics/government relations – held numerous positions in the Canadian public service

John A. Rolls Age: 68 Director since 2007

Mr. Rolls served on Bowater’s from 1990 through the combination.

Mr. Rolls was president and chief executive officer of Thermion Systems International from 1996 to 2007. He was president and chief executive officer of Deutsche Bank North America from 1992 to 1996.

Mr. Rolls serves on the board of FuelCell Energy, Inc. He served on the board of MBIA Inc. in the last five years.

Director Qualifications:	•

Management/operating experience – former president and chief executive officer of a private industrial company; former president and chief executive officer of a large European bank’s North American operations

	•	Financial/accounting experience – former executive vice president and chief financial officer of a large industrial company; former senior vice president, chief financial officer and treasurer of a large electronics company

Class II Directors

Jacques Bougie, O.C. Age: 62 Director since 2007

Mr. Bougie served on Abitibi’s board from 2004 through the combination.

He was president and chief executive officer of Alcan Inc. from 1993 to 2001.

Mr. Bougie serves on the board of Rona Inc. He served on the boards of Nova Chemicals Inc. and Novelis Inc. in the last five years.

Director Qualifications:	•	Management/operating experience – former president and chief executive officer of a publicly-held multinational resources company

Anthony F. Griffiths Age: 79 Director since 2008

Mr. Griffiths was appointed to the board as of April 15, 2008.

He is an independent business consultant and corporate director, and the lead director on the board of Fairfax Financial Holdings Limited. Mr. Griffiths was chairman of Mitel Corporation from 1987 to 1993 and president and chief executive officer from 1991 to 1993.

Mr. Griffiths also serves on the boards of Bronco Energy Ltd., Northbridge Financial Corporation (no longer a public corporation), Crum & Forster Holding Corp., Jaguar Mining Inc., OdysseyRe Holding Corp. (no longer a public corporation), Vitran Corporation Inc. and The Brick Group Income Fund. He is the chairman of Russel Metals Inc. and Novadaq Technologies Inc.

He served on the boards of PreMD Inc., Cunningham Lindsey Group Inc., Alliance Atlantis Communications Inc., Hub International Limited, Leitch Technology Corp., Binscarth PVC Ventures Inc. and Counsel Corporation in the last five years.

Director Qualifications:	•	Management/operating experience – former chairman, president and chief executive officer of an international telecommunications company

Gary J. Lukassen Age: 66 Director since 2007

Mr. Lukassen served on Abitibi’s board from 2003 through the combination.

He was executive vice president, chief financial officer and a director of Hudson’s Bay Company from 1989 to 2001.

Mr. Lukassen serves on the board of The North West Company Fund and has served on the boards of Stelco Inc. and Spinrite Income Fund in the last five years.

Director Qualifications:	•	Financial/accounting experience – chartered accountant; former vice president, chief financial officer and a director of a large retail company

David J. Paterson Age: 55 Director since 2007

Mr. Paterson served on Bowater’s board from 2006, and as chairman from January 2007, through the combination.

He has been the Company’s president and chief executive officer since the combination and had been president and chief executive officer of Bowater since 2006. He was executive vice president of Georgia-Pacific Corporation in charge of its building products division from 2003 to 2006. At various times from 2000 to 2006, he had been responsible for Georgia-Pacific’s pulp and paperboard division, paper and bleached board division and communication papers division.

Mr. Paterson is not on the board of any public company other than AbitibiBowater.

Director Qualifications:	•	Management/operating experience – the Company’s current president and chief executive officer, and formerly Bowater’s president and chief executive officer; senior management positions with another large forest products company

Hon. Togo D. West, Jr. Age: 67 Director since 2007

Secretary West served on Bowater’s board from 2002 through the combination.

He was president and chief executive officer of the Joint Center for Political and Economic Studies from 2004 to 2006 and Of Counsel to Covington & Burling LLP, a law firm, from 2000 to 2004. Secretary West served as U.S. secretary of veterans affairs from 1998 to 2000 and as secretary of the army from 1993 to 1998, during which time he also served as chairman of the Panama Canal Commission.

Secretary West is chairman of TLI Leadership Group and serves on the boards of Bristol-Myers Squibb Company, Krispy Kreme Doughnuts, Inc. and FuelCell Energy, Inc.

Director Qualifications:	•	Politics/government relations – held senior positions in the U.S. government, including secretary of the army and secretary of veterans affairs
	•	Professional services – lawyer, formerly counsel with an international law firm

	•	Management/operating experience – former president and chief executive officer of a national, nonprofit research and public policy institution

Class III Directors

John Q. Anderson Age: 58 Director since 2007

Mr. Anderson served on Abitibi’s board from 2006 through the combination.

He has been a managing director with Fenway Partners Resources, Inc. and its predecessors since 1999 and is chairman and chief executive officer of BigWheel Partners, Inc.

Mr. Anderson is chairman of the North American Electric Reliability Corporation. He is not on the board of any public company other than AbitibiBowater.

Director Qualifications:	•	Management/operating experience – held senior positions with U.S. private equity firms; former senior executive with two U.S. railroad companies

Richard B. Evans Age: 62 Director since 2007

Mr. Evans served on Bowater’s board from 2003 through the combination. He has been the Company’s chairman since February 2009.

He was president and chief executive officer of Alcan Inc. from 2006 until its merger with Rio Tinto Aluminum in October 2007. He then served as executive director of Rio Tinto PLC and Rio Tinto Ltd. from 2007 through 2009. From October 2005 to March 2006, he was chief operating officer of Alcan Inc. and from 1997 to October 2005, he held several executive positions with that company, including executive vice president for aluminum fabrication, Europe; executive vice president for fabricated products, North America; and president of Alcan Aluminum Corporation.

Mr. Evans is chairman of the International Aluminum Institute. He also serves on the board of CGI Inc.

Director Qualifications:	•	Management/operating experience – former president and chief executive officer and former executive director of a large multinational resources company

Paul C. Rivett Age: 42 Director since 2008

Mr. Rivett was appointed to the board as of April 15, 2008.

He has been vice president and chief legal officer of Fairfax Financial Holdings Limited since 2004 and also serves as vice president and chief operating officer of Hamblin Watsa Investment Counsel Ltd. Mr. Rivett was an attorney at Shearman & Sterling LLP in Toronto, Canada, before joining Fairfax in 2004.

Mr. Rivett serves on the boards of Mega Brands Inc. and The Brick Group Income Fund.

Director Qualifications:	•	Professional services – currently vice president and chief legal officer of a Canadian financial services company; former lawyer with a New York-based law firm
	•	Management/operating experience – currently vice president and chief operating officer of an asset management subsidiary of Fairfax

We expect each director to attend all regular board meetings, all meetings of the committee(s) on which he or she sits and all annual and special meetings of ours stockholders. The board met 26 times in 2009, including 20 special meetings. All current directors attended at least 75% of the regular and special meetings of the board and the committees of which they were a member. Attendance at board and committee meetings in 2009 averaged 96% at regular meetings and 84% at special meetings for the directors as a group. There was no annual meeting of stockholders in 2009.

The board has adopted written charters for each of its four standing committees: the Audit Committee, the Nominating and Governance Committee, the Human Resources and Compensation Committee, and the Environmental, Health and Safety Committee. Each committee’s charter is available on our website at www.abitibibowater.com/investors/corporate-governance.

As the chair of the board, Richard B. Evans is an ad hoc member of all board committees on which he does not otherwise sit.

Audit Committee

The Audit Committee of the board of directors oversees our financial reporting, internal controls and audit function process on behalf of the board.

Four directors sit on the Audit Committee, each of whom the board has determined to be “independent” in accordance with the New York Stock Exchange’s (“NYSE”) corporate governance standards and our by-laws. The members of the Audit Committee are: William E. Davis, Lise Lachapelle, Gary J. Lukassen and John A. Rolls (chair). The board has determined that each of Messrs. Rolls and Lukassen is an “audit committee financial expert” in accordance with SEC rules.

The purposes and responsibilities of the Audit Committee include:

•

Monitoring the integrity of our financial reporting process and systems of internal control, including reviewing our accounting policies, internal auditing procedures, earnings press releases, quarterly financial statements and the scope and results of the annual audit.

•

Monitoring the independence and qualifications of our independent registered public accounting firm, including approving the non-audit services rendered by the independent registered public accounting firm and considering the effect of those services on the firm’s independence.

•

Monitoring the performance of our internal audit function and independent registered public accounting firm, including appointing, retaining or replacing the independent registered public accounting firm.

•

Monitoring our compliance with legal and regulatory requirements, including establishing and maintaining procedures for the receipt, retention and treatment of complaints or concerns regarding accounting or auditing matters.

•	Providing an open avenue of communication among the board, management, the independent registered public accounting firm and internal auditors.

The Audit Committee met 11 times in 2009, including six special meetings.

Nominating and Governance Committee

Six directors sit on the Nominating and Governance Committee, each of whom the board has determined to be “independent” in accordance with the NYSE’s corporate governance standards and our by-laws. The members of the committee are: Jacques Bougie (chair), William E. Davis, Richard B. Evans, Anthony F. Griffiths, Ruth R. Harkin and John A. Rolls.

The purposes and responsibilities of the Nominating and Governance Committee include:

•

Advising the board with respect to the organization, membership and function of the board and the structure, membership and operation of committees, including the identification, selection or recommendation of board members and of board nominees for the annual meetings of stockholders.

•	Developing and recommending to the board corporate governance principles and policies.

•

Jointly with the Human Resources and Compensation Committee, assessing, at least annually, the performance, goals and objectives of the president and chief executive officer and making related recommendations to the board.

•	Evaluating and making recommendations for approval by the board, in consultation with the Human Resources and Compensation Committee, of the Company’s director compensation structure.

The Nominating and Governance Committee will consider director candidates nominated or proposed by stockholders where those candidates have been properly and timely proposed for nomination or recommended as prospective nominees by stockholders. The committee will consider the candidates in the same manner as other candidates, but it has the sole discretion to recommend any candidate as a nominee for board approval. We describe the general qualifications and specific qualities and skills that we believe each director should possess above. The information required in any notice of nomination and the advance notice requirement are described in our by-laws.

The Nominating and Governance Committee met six times in 2009, including two special meetings.

Human Resources and Compensation Committee

Six directors sit on the Human Resources and Compensation Committee, each of whom the board has determined to be “independent” in accordance with the NYSE’s corporate governance standards and our by-laws. The members of the committee are: John Q. Anderson, Jacques Bougie, Richard B. Evans, Anthony F. Griffiths, Ruth R. Harkin and Hon. Togo D. West, Jr. (chair).

The purposes and responsibilities of the Human Resources and Compensation Committee include:

•

With the assistance of the Nominating and Governance Committee, annually evaluating and recommending to the board for approval the compensation of the president and chief executive officer, and reviewing and approving appropriate corporate goals and objectives relating to the president and chief executive officer, and assessing his performance in light of those goals.

•	Reviewing and evaluating the Company’s executive compensation structure as it applies to the officers reporting directly to the president and chief executive officer.

•	Evaluating and making recommendations for approval by the board, in consultation with the Nominating and Governance Committee, regarding the compensation of directors.

•

Evaluating and approving the adoption, amendment and termination of equity-based plans for the Company’s executive officers, and administering executive bonus plans and awards and stock option plans and grants under the plans.

The Human Resources and Compensation Committee met six times in 2009, including one special meeting.

Environmental, Health and Safety Committee

The five members of the Environmental, Health and Safety Committee are: John Q. Anderson, Lise Lachapelle (chair), Gary J. Lukassen, Paul C. Rivett and Togo D. West, Jr. The purposes and responsibilities of the Environmental, Health and Safety Committee include overseeing the policies, management systems and performance of the Company’s environmental and occupational health and safety matters.

The committee met four times in 2009.

Executive Officers

Information on our executive officers is provided under Executive Officers in Item 1 of the Original 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and 10% stockholders to file reports of holdings and transactions in common stock and exchangeable shares with the SEC. Those persons are also required to furnish the Company with copies of all section 16(a) reports they file, which we publish on our website at www.abitibowater.com/investors/sec-filings.

Based on a review of the copies of such reports and on written representations from the Company’s directors and executive officers, the Company believes that all section 16(a) filing requirements applicable to the Company’s directors, executive officers and stockholders were complied with during the most recent fiscal year, except that, since the combination, Mr. Johnson filed one late Form 3 and seven late Form 4s (two in respect of individual reportable events and the remaining five in connection with the vesting of RSUs initially reported as derivative securities).

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Committee Interlocks and Insider Participation

None of our executive officers served as a member of the board of directors or the compensation committee of any entity having one or more executive officers serving on the board or the Company’s Human Resources and Compensation Committee.

Director Compensation

DIRECTOR COMPENSATION FOR 2009

Name	Fees Earned or Paid in Cash(1)(2)		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6)	All Other Compensation		Total
John Q. Anderson	$50,000		$—	$—	$—	$313	$—		$50,313
Jacques Bougie, O.C.	55,000		—	—	—	—	—		55,000
William E. Davis	60,000		—	—	—	—	—		60,000
Richard B. Evans	50,000		—	—	—	625	—		50,625
Gordon D. Giffin (3)	4,167		—	—	—	—	—		4,167
Anthony F. Griffiths	50,000		—	—	—	—	—		50,000
Ruth R. Harkin	50,000		—	—	—	—	—		50,000
Lise Lachapelle	55,000		—	—	—	—	—		55,000
Gary J. Lukassen	50,000		—	—	—	—	—		50,000
David J. Paterson (4)	—		—	—	—	—	—		—
John A. Rolls	60,000		—	—	—	750	—		60,750
Paul C. Rivett	50,000		—	—	—	—	—		50,000
John W. Weaver	59,166	(5)	—	—	—	—	4,620,000	(7)	4,679,166
Hon. Togo D. West, Jr.	55,000		—	—	—	—	—		55,000

(1)	The retainer fees of directors Bougie, Davis, Giffin, Griffiths, Harkin, Lachapelle, Lukassen, Rivett, Weaver and West were payable in cash. Mr. Anderson elected to receive 50% of his fees in cash and defer the remaining 50% of his fees as deferred stock units, or “DSUs”, under the AbitibiBowater Outside Director Deferred Compensation Plan (described below). Messrs. Evans and Rolls elected to defer all of their fees as DSUs to the AbitibiBowater Outside Director Deferred Compensation Plan. During 2009, Messrs. Anderson, Evans and Rolls changed their allocation to cash, as more fully described below.
(2)	The director fees are paid quarterly. A portion of the fees earned for the second quarter of 2009, however, was not paid as a result of the Creditor Protection Proceedings, as described in Item 1 – Business – Creditor Protection Proceedings of the Original 10-K. Depending on the director, this amount ranged from $2,222 to $2,667. Also, Mr. Giffin’s fees earned for the first quarter of 2009 in the amount of $4,167 were not paid as a result of the Creditor Protection Proceedings. The directors have an unsecured claim for the unpaid amount as part of the Creditor Protection Proceedings.
(3)	Mr. Giffin resigned from the board on January 22, 2009.
(4)	As required under SEC rules, all of Mr. Paterson’s compensation from the Company for 2009 is set forth in the Summary Compensation Table because he is a named executive officer.
(5)	Mr. Weaver continued to serve as non-executive chairman of the board through his resignation from such position effective January 31, 2009 and received $10,000 for his services in this capacity. He continued to receive $10,000 per month through March 2009, when his fees were adjusted effective April 1, 2009 to reflect his services as a director. Beginning April 1, 2009 through his resignation from the board on October 31, 2009, Mr. Weaver received a retainer fee of $29,166.44 ($4,166.66 per month) for his services as a director, $2,222 of which was not paid as described in footnote 2 above.
(6)	Under the AbitibiBowater Outside Director Deferred Compensation Plan, if a director elects to defer fees and allocate the fees to the DSU account, the director is credited with a number of DSUs determined by dividing the allocated fees by 95% of the fair market value of Company stock. The amounts reflected in the table for Messrs. Anderson, Evans and Rolls represent the value of the 5% discount as above-market earnings for the amount of fees credited to the DSU account on their behalf in the first quarter of 2009.
(7)	The “All Other Compensation” column reflects a payment of $4,500,000 on January 23, 2009 under his severance agreement and a Memorandum of Agreement, dated as of July 29, 2008, as amended on January 21, 2009, covering his June 30, 2008 termination as an employee. In addition, Mr. Weaver was party to a consulting agreement that expired March 31, 2009. In 2009, he received $120,000 ($40,000 per month) for his services as a consultant, which payment is also reflected in the “All Other Compensation” column.

Standard Compensation Arrangement

Cash Component with Deferral Opportunity

Compensation payable to AbitibiBowater’s directors is based on an annual retainer fee of $50,000 for all non-employee directors, payable in cash. In recognition of added responsibilities for committee chairs, the Audit Committee chair receives an additional annual fee of $10,000 and other committee chairs receive an additional annual fee of $5,000. At this time, no additional fees are payable to the chair of the board. The Company reimburses all directors for reasonable expenses incurred in connection with attending board and committee meetings.

The directors have an annual opportunity to defer receipt of their cash compensation by participating in the AbitibiBowater Outside Director Deferred Compensation Plan, or “AbitibiBowater Deferred Compensation Plan”, effective as of January 1, 2009. The Company established this plan in 2008 creating a deferral opportunity for cash fees earned beginning with the 2009 calendar year. The AbitibiBowater Deferred Compensation Plan combines features from prior plans offered by Abitibi and Bowater for non-employee directors.

Deferral Election

Under the AbitibiBowater Deferred Compensation Plan, a director can elect to defer all or a portion of his annual cash compensation for board service. Under this plan, a director who is a U.S. resident for tax purposes and elects to defer all or a portion of his annual cash compensation for board service, can allocate his deferrals in an interest-bearing cash account and/or a DSU account. Fees subject to a deferral election are credited to the elected account approximately at the same time the fees would have been paid in cash (generally, quarterly). On the last business day of each quarter, the cash account is credited with interest based on the average balance of the account during such quarter at a rate equal to the Lipper Money Market Fund Index. Fees deferred to the DSU account are credited as a number of deferred stock units equal to the amount of such fees divided by 95% of the fair market price, as defined in the AbitibiBowater Deferred Compensation Plan, of Company common stock on the last business day of the quarter. On the last business day of each subsequent quarter, the value of the DSU account is adjusted based on corresponding increases or decreases in the price of Company common stock. In addition, if dividends are paid on Company common stock during a quarter, the DSU account is increased on the last day of the quarter by the number of shares that could be purchased with the amount of dividends otherwise payable as of the dividend record date, based on the stock price on such date. Originally, the directors’ elections to allocate deferrals between the cash account and DSU account were also irrevocable such that they could not change their allocation elections during the year. However, in June 2009, the board amended the AbitibiBowater Deferred Compensation Plan to allow the directors to change their elections to allocate deferrals between their cash and DSU account as applied to their fees that had not yet been credited to the AbitibiBowater Deferred Compensation Plan. For example, if, in 2008, a director elected to have all or a portion of his 2009 fees deferred and credited to the DSU account, that election was irrevocable when made in 2008. As a result of the amendment to the AbitibiBowater Deferred Compensation Plan, a director was authorized to change his DSU account allocation to the cash account for his fees for the second, third and fourth quarters in 2009. However, his fees credited to the Plan in the first quarter of 2009 remained allocated to the DSU account and were not impacted by the allocation election change.

If a director who is a Canadian resident for tax purposes elects to defer all or a portion of his annual cash compensation, it may only be allocated to the DSU account. The June 2009 amendment did not apply to directors who are Canadian residents.

In addition, to ensure that AbitibiBowater’s directors make steady progress toward satisfying applicable stock ownership guidelines (currently suspended as noted below), AbitibiBowater may require that a portion of the director’s cash compensation be deferred as DSUs until the guidelines are satisfied. In practice, AbitibiBowater has not imposed such requirements given the current value of the Company’s stock, delisted status on the NYSE and Toronto Stock Exchange, or the “TSX”, and the Creditor Protection Proceedings.

Distribution

Distributions of deferred compensation generally will be made in a lump sum cash payment upon the director’s termination or resignation from service or death, whichever is earlier.

As a result of the Creditor Protection Proceedings, any payments owing in respect of awards made under the AbitibiBowater Deferred Compensation Plan cannot be made except pursuant to a court order or a confirmed plan or plans of reorganization. In addition, claims against the Company arising under the AbitibiBowater Deferred Compensation Plan may be subordinated in right of payment to claims of general unsecured creditors pursuant to provisions of the U.S. Bankruptcy Code.

Historical Abitibi and Bowater Director Plans

Before the establishment of the AbitibiBowater Deferred Compensation Plan, directors were permitted to defer their cash compensation pursuant to the terms of the former plans of Abitibi and Bowater. In conjunction with the establishment of the AbitibiBowater Deferred Compensation Plan, any eligible director’s outstanding balance determined as of December 31, 2008 under these plans along with any deferred stock unit award granted to a Bowater director under the Bowater Incorporated 2006 Stock Option and Restricted Stock Plan were transferred and credited to the AbitibiBowater Deferred Compensation Plan as an opening account balance. The respective Abitibi and Bowater plans were then terminated on December 31, 2008. As a result, the AbitibiBowater Deferred Compensation Plan is the only ongoing deferred compensation plan for non-employee directors.

Equity Component

In addition to the cash component of the directors’ compensation, to ensure that the directors’ interests are aligned with those of the stockholders, AbitibiBowater granted an annual equity-based award valued at $70,000 to each director. In 2008, AbitibiBowater used deferred stock units granted under AbitibiBowater’s 2008 Equity Incentive Plan to deliver this component of director compensation. However, as a result of the significant decrease in the Company’s stock price in 2008 and 2009, the value of all outstanding equity awards to directors has become negligible. In light of this decrease, the Creditor Protection Proceedings and subsequent delisting of the Company’s stock from the NYSE and TSX, no equity-based awards were granted in 2009. Given the Creditor Protection Proceedings, the Company continues to review all of its options with respect to directors’ compensation. New or modified directors’ compensation arrangements, if any, may only be adopted and implemented pursuant to court order, a confirmed plan or plans of reorganization, or after emergence from the Creditor Protection Proceedings.

Stock Ownership Guidelines

AbitibiBowater has established stock ownership guidelines for directors to ensure that the directors would also be stockholders, thereby aligning their interests with those of the stockholders. However, measurements of compliance with existing guidelines have been suspended in light of equity market conditions and the Creditor Protection Proceedings. The Company expects to revisit and review the stock ownership guidelines after emergence from the Creditor Protection Proceedings.

Compensation Discussion and Analysis

Overview

As discussed in Item 1 – Business – Creditor Protection Proceedings of the Original 10-K, AbitibiBowater and certain of its subsidiaries are restructuring in connection with the Creditor Protection Proceedings. As a result, AbitibiBowater’s priority has been to evaluate, restructure and reposition its businesses for emergence. Cash preservation has been chief among AbitibiBowater’s goals during the Creditor Protection Proceedings, which led to a suspension of the annual bonus component of the executive compensation program for 2009, as more fully described below. In addition, in 2009, AbitibiBowater did not grant any equity awards, which were previously a significant component of the program. Further, even though management incentive plans rewarding performance during the reorganization are often adopted by companies restructuring pursuant to Chapter 11, the Human Resources and Compensation Committee, upon management’s recommendation, decided not to adopt such a plan. The impact of the Creditor Protection Proceedings and the Human Resources and Compensation Committee’s decision to not implement the bonus and equity award components of its compensation program or offer a management incentive plan during the reorganization proceedings has led to a significant decrease in total compensation in 2009. Given the Creditor Protection Proceedings, the Company continues to review all of its options with respect to executive compensation. Any new or modified executive compensation arrangements may only be adopted and implemented pursuant to court order, a confirmed plan or plans of reorganization, or after emergence from the Creditor Protection Proceedings.

As a result of the foregoing, this year’s Compensation Discussion and Analysis focuses on the 2009 compensation paid in 2009 as well as a discussion on the compensation structure as adopted by AbitibiBowater at the time of the combination and described in Item 1 – Business – Creditor Protection Proceedings of the Original 10-K. This discussion is intended to provide a better understanding of the Company’s executive compensation program as impacted by the Creditor Protection Proceedings.

Objectives

At the time of the combination, AbitibiBowater adopted a compensation program designed to meet the following objectives:

•	to attract team members with superior management ability, insight and judgment;

•	to retain valued members of the executive team throughout the business cycles typical in the forest products industry;

•	to motivate and reward members of the executive group for achieving short-, mid- and long-term Company results;

•	to have a significant portion of the compensation package linked to the achievement of specific financial measures; and

•	to ensure that executives recognize the close link between their personal interest and the creation of stockholder value.

The Human Resources and Compensation Committee originally developed the following four principles to establish a pay for performance model supporting the objectives described above and guiding specific decisions regarding executive compensation:

•

Market competitiveness: The compensation for executives should be competitive with compensation of executives of comparable peer companies and take into consideration Company and business unit results relative to the results of peers.

•

Performance-based: Executive compensation levels should reflect Company, business unit and individual results based on specific quantitative and qualitative objectives established at the start of each financial year in keeping with short-, mid- and long-term strategic objectives.

•

Aligned with stockholder interests: The annual incentive plans have and should incorporate short-term financial and operational performance goals, the attainment of which is expected to enhance stockholder value. Further, stock options and restricted stock units, coupled with stock ownership guidelines requiring senior executives to own stock with a value equal to a specified multiple of their base salaries, should ensure that the executives have a substantial ownership interest consistent with those of the Company’s stockholders.

•	Individual considerations: The compensation levels are also designed to reflect individual factors such as scope of responsibility, experience and performance against individual measures.

The Company decided not to apply the pay for performance model. Instead, the Company focused on preserving cash and restructuring its businesses through the Creditor Protection Proceedings, as discussed in detail below.

Role of Human Resources and Compensation Committee and Compensation Consultants

At the beginning of each year, the Human Resources and Compensation Committee, with the assistance of the Nominating and Governance Committee, assesses the performance goals and objectives of the president and chief executive officer and makes recommendations to the board as to the amounts and individual elements of his total compensation. The independent directors of the board ultimately approve the final compensation package for the president and chief executive officer. For the Company’s other executive officers, namely the chief financial officer and the executive officers who report directly to the president and chief executive officer, the Human Resources and Compensation Committee evaluates and approves all compensation packages and awards.

The Human Resources and Compensation Committee has, as part of its charter, the authority to select and retain its own independent advisors to provide guidance on the competitiveness and appropriateness of the compensation programs for the president and chief executive officer and the other top executive officers. This advice typically pertains to base salaries, short- and long-term incentives, pension design, benefits, perquisites, employment and change in control provisions, analysis of performance factors used to determine incentive awards and payouts and related pay-for-performance analysis.

Mercer Human Resource Consulting, or “Mercer”, provided assistance in developing a 2009 annual incentive program. However, the Human Resources and Compensation Committee decided not to implement the program. In 2009, Mercer was engaged to gather information and provide advice and counsel on various executive compensation matters related to post-emergence issues.

While external information and advice have been used in the ongoing assessment of the executive compensation programs, the Human Resources and Compensation Committee and the board retained the full responsibility for all decisions related to the Company’s compensation programs and plans as well as their implementation.

Compensation Structure

2009

In prior years, the Company and its predecessors used a pay-for-performance framework. Since 2008, as a result of market conditions and various decisions made by the Human Resources and Compensation Committee, the Company delivered total earned pay to named executive officers at levels well below what was intended or expected. In prior years, the compensation framework of the Company included a weighted mix of the following elements: base salary, an annual bonus, equity awards, retirement benefits, certain perquisites and severance/change in control arrangements. With the market deterioration and the Creditor Protection Proceedings, the Human Resources and Compensation Committee decided to preserve cash and minimize business risk by eliminating the annual bonus and equity award elements of the compensation package until emergence from the Creditor Protection Proceedings. In addition, it decided not to offer a management incentive plan in 2009. The following discusses each element of compensation paid in 2009, the reason the Company paid each element, and how it was determined.

Base salary

AbitibiBowater provides senior management with a level of assured cash compensation in the form of base salary. The Human Resources and Compensation Committee set current base salary levels in 2008 based on competitive market data at comparable companies considering the scope of the individual’s responsibilities relative to the responsibilities of executives at those companies as well as the executives’ professional status and accomplishments. Following the combination, the Company believed that salary increases for executive officers should be made only under one or more of the following circumstances: (i) assumption of significantly greater responsibility, (ii) outstanding achievement that leads to improved profitability and/or (iii) adjustment of base salary that is considerably below the 50th percentile of pay for similar positions at comparable companies. Although competitive pay is important, the Company’s focus on improving its performance and preserving cash caused the Human Resources and Compensation Committee to freeze salaries for senior executives in 2008 and salaries have remained frozen since.

Under the terms of their employment agreements, the salaries of all named executive officers are set in U.S. dollars. In the case of Pierre Rougeau, Alain Grandmont, Jacques P. Vachon and Jon Melkerson, their salary is converted monthly, for payroll and fiscal purposes, to Canadian dollars, using the previous month’s average exchange rate.

Retirement plans

The executive officers participate in both a tax-qualified retirement plan and a supplemental retirement plan, subject to either U.S. or Canadian law. The tax-qualified retirement plans are offered to all eligible employees (not just executives), but limit the pay that may be considered pursuant to the applicable tax law. The executive officers may receive their retirement benefits through either a pension plan program, a defined contribution plan program or both. Benefits provided through pension plans are described more fully under Pension Benefits. The defined contribution plan benefits are described under Nonqualified Deferred Compensation for 2009.

The supplemental retirement plans provide retirement benefits (either under a pension plan formula or a savings plan formula) to account for benefits lost due to limits on the amount of compensation that may be taken into account under the tax-qualified retirement plans. The supplemental plans are paid using the Company’s general assets. As a result of the Creditor Protection Proceedings, all payments to retirees pursuant to the supplemental plans have been suspended and will not resume except pursuant to a court order or pursuant to a confirmed plan or plans of reorganization. The Company expects that most benefits under the supplemental retirement plans will constitute prepetition claims against the Company that will be subject to compromise under a confirmed plan or plans of reorganization.

Severance and Change in Control Arrangements

AbitibiBowater believes that it should provide reasonable severance benefits to its employees. With respect to senior executives, these severance benefits should reflect the fact that it may be difficult for employees to find comparable employment within a short period of time. Severance benefits should help provide an opportunity for the Company and former employees to part ways in an efficient and effective manner.

In the event of a change in control, AbitibiBowater believes that the interests of stockholders will be best served if the interests of the Company’s senior executives are aligned with them, and providing change in control benefits should eliminate, or at least reduce, the reluctance of senior executives to pursue potential change in control transactions that may be in the best interests of stockholders.

The named executive officers generally retained the severance and change in control benefits that Abitibi or Bowater, as the case may be, provided them. These benefits are further described below in Severance and Change in Control Arrangements. However, like all other elements of the executive compensation program, the nature and scope of these benefits are under review as part of the plan or plans of reorganization. Further, severance and change in control benefits would not be paid to the Company’s named executive officers as a result of the Creditor Protection Proceedings, except pursuant to a court order or a confirmed plan or plans of reorganization.

Perquisites

The named executive officers are entitled to receive a $12,000 allowance per year to cover perquisites, which allowance is intended to cover expenses for fiscal and financial advice, tax preparation, and such other perquisites as chosen by the executive. If an executive requires tax preparation assistance for tax filings in both the U.S. and Canada, the executive is entitled to an additional benefit of up to $5,000 to cover the costs of this tax assistance. The Company also provides named executive officers with a comprehensive annual medical examination. The Human Resources and Compensation Committee has the discretion to approve additional perquisites from time to time. The named executive officers are responsible for any tax consequences related to their use and receipt of the perquisites. The Company does not provide any additional tax gross-ups for any perquisites.

Intended Compensation Structure

To provide a better understanding of the Company’s intended compensation program, it is useful to look back at the elements of executive compensation set by the Human Resources and Compensation Committee in 2008. In 2008, in addition to the above elements, the Human Resources and Compensation Committee provided an annual bonus opportunity and equity awards. As a result, in 2008, the weighted mix of the elements discussed above, the annual bonus opportunity and equity awards was as follows. The mix for named executive officers favored a predominately performance-based and long-term compensation package while lower levels of management received a greater portion of their compensation in base salary and annual incentives.

Level	Base Salary	Annual Incentive	Mid/Long- Term Incentive
President and Chief Executive Officer	23%	18%	59%
CFO / Senior Vice Presidents (Newsprint & Commercial Printing and Coated Papers)(1)	34%	24%	42%
Senior Vice Presidents (Wood Products )	39%	23%	38%
Senior Vice Presidents (Support Functions) & Vice Presidents (Newsprint & Commercial Printing and Coated Papers)	43%	19%	38%
Vice Presidents (Direct Reports to Senior Vice Presidents)	57%	21%	22%

(1)	During the restructuring process, the executive team was downsized. The senior vice president, newsprint was appointed executive vice president, operations and sales and, as such, is responsible for all paper products, and the senior vice president, commercial printing and coated papers was appointed executive vice president, human resources and supply chain. Their compensation mix has remained unchanged despite their respective expanded responsibilities.

Annual Bonus

When the Company established the 2008 Annual Incentive Plan, the Plan was designed to provide an incentive to executives to meet pre-established short-term financial and operational performance goals administered by the Human Resources and Compensation Committee. The 2008 Annual Incentive Plan set performance goals for six metrics: operational excellence, cash return on capital employed, operating profit, individual performance, synergy attainment and a financial reduction factor. Further, there was a holdback feature of 20% based on individual or group performance goals. The annual bonus was designed to focus executives on the objectives approved by the Human Resources and Compensation Committee for a particular year, including divisional goals or individual goals set by the Human Resources and Compensation Committee or management.

The bonus opportunity for 2008 took into account performance in November and December 2007, upon the decision of the Human Resources and Compensation Committee to carry over performance post-closing of the combination to 2008 for bonus payment purposes. Consequently, any bonus payment amount in respect of the 2008 annual award would have been multiplied by 14/12 in order to reflect performance of the Company at the end of 2007 after the combination was consummated. The Company ultimately did not pay the 2008 bonus because the Human Resources and Compensation Committee, on management’s recommendation in 2009, conditioned payment on achievement of two consecutive quarters of net positive operating cash flow in 2009 (defined as cash from operations minus capital expenditures). This new metric was introduced as a consequence of the Company’s financial situation, to preserve cash usage while the Company attempted to refinance its significant indebtedness and as a means of tying bonus payments to the repeated achievement of positive cash flows. No payment was made because the payment condition was not achieved.

As noted above, the 2008 Annual Incentive Plan set performance goals for six metrics, which were defined as follows:

•

Operational Excellence—The performance result of each individual operation’s objectives (at the division or site level), which includes at least three performance criteria from the following: volume, cost, overall equipment efficiency, quality and safety.

•

Cash Return on Capital Employed (“Cash ROCE”)—This was defined as earnings before interest, taxes, depreciation and amortization, or “EBITDA”, divided by the average over a 12-month period of total assets minus accounts payable and accrued liabilities minus income tax payable. For the 12-month period ending September 30, 2008, cash ROCE performance of the Company was measured against the following peer group in the United States: Domtar Corporation, International Paper Company, MeadWestvaco Corp., Smurfit-Stone Container Corporation and Weyerhaeuser Company.

•	Operating Profit—This was defined as the EBITDA result for the Company in 2008 compared with an annual EBITDA forecast.

•	Individual Performance Component—Each participant was given individual performance objectives, which we refer to as the “key objectives”, by the participant’s reporting manager. At the end of the calendar year, a potential bonus for each participant was calculated based on the results for the other four metrics: Operational Excellence, Cash ROCE, Operating Profit and the Financial Reduction Factor. Participants in the 2008 Annual Incentive Plan were eligible to receive up to 80% of the computed payout based on the results of the performance goals. The remaining bonus portion of 20% was discretionary and could be earned in part, in full or in excess of 20% based on individual performance.

•

Synergy Attainment—In addition to the regular bonus, a separate award was based on synergy attainment, which we refer to as the “Synergy Bonus.” Final savings were based on the annualized quarterly run rate for the last quarter of 2008, which is the average ongoing costs for that quarter multiplied by four, and is compared to the 2006 year-end baseline for synergy calculation.

•

Financial Reduction Factor—Bonus results under both the 2008 regular bonus and the Synergy Bonus could be reduced by 50% for the top executives if the Company’s cash position (cash from operations minus capital expenditures) was negative.

The Human Resources and Compensation Committee had discretion to adjust any or all awards based on any individual non-financial goals established for the executive officers. These goals were qualitative in nature and did not contain any specific quantitative targets or thresholds. No specific weighting was assigned to any particular non-financial goal. The Human Resources and Compensation Committee also had discretion to cancel any or all awards despite achievement of performance measures. On management’s recommendation, the Human Resources and Compensation Committee utilized its discretion to apply additional conditions for payment of the 2008 bonus, which conditions were not met. As a result, the Company did not pay a bonus for 2008 performance.

Equity awards

AbitibiBowater adopted the 2008 Equity Incentive Plan to enable the grants of common stock-based awards to employees. When the plan was adopted, the Company intended to make equity awards to executive officers at the Human Resources and Compensation Committee’s first or second meeting each year following the availability of the financial results for the prior year. This would have permitted the Human Resources and Compensation Committee to consider the prior year’s performance and expectations for the current year. Equity awards are generally based on a percentage of salary, but can be adjusted on a discretionary basis, based on past year’s performance and other pertinent factors. The 2008 awards were made as early as practicable in the year in order to maximize the positive incentive component associated with the awards. The board had intended that the 2008 grants of restricted stock units, or “RSUs”, and stock option awards would not only retain their initial value, but also serve to deliver long lasting appreciation to recipients so that 2008 grants made would represent a large part of the overall total long-term compensation package. However, those awards lost almost all of their value. As a result of the Creditor Protection Proceedings, settlement of the awards will be made only pursuant to a court order or a confirmed plan or plans of reorganization. In addition, claims against the Company arising under these plans may be subordinated in right of payment to claims of general unsecured creditors pursuant to provisions of the U.S. Bankruptcy Code.

Stock ownership guidelines

AbitibiBowater developed stock ownership guidelines applicable to senior management to ensure that senior executives would also be stockholders and thus their interests would be aligned with stockholders’ interests. However, measurement of compliance with existing guidelines has been suspended as a result of equity market conditions and the Creditor Protection Proceedings. The Company expects to revisit and review the stock ownership guidelines after emergence from the Creditor Protection Proceedings.

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

The Human Resources and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis above with management and, based on such review and discussion, the Human Resources and Compensation Committee recommended to the board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Hon. Togo D. West, Jr. (Chair)

John Q. Anderson

Jacques Bougie, O.C.

Richard B. Evans

Anthony F. Griffiths

Ruth R. Harkin

Tabular Disclosure of Executive Compensation

The following table sets forth information concerning all compensation earned by the Company’s named executive officers for 2009, 2008 and 2007:

SUMMARY COMPENSATION TABLE FOR 2009

Name and Principal Position	Year	Salary	Bonus(1)		Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total

David J. Paterson, President & Chief Executive Officer	2009	$900,000	$—		$—	$—	$—	$—	$195,455	$1,095,455
	2008 2007	900,000 900,000	— 380,970		1,493,770 1,299,065	1,174,960 427,336	— 174,834	— —	519,114 420,372	4,087,844 3,602,577

William G. Harvey, Executive Vice President and Chief Financial Officer	2009	425,000	—		—	—	—	67,172	101,393	593,565
	2008 2007	425,000 375,652	— 377,725		442,337 474,492	347,850 47,808	— 46,922	— (8) 80,881	194,069 189,295	1,409,256 1,592,775

Pierre Rougeau, Executive Vice President, Operations and Sales	2009	450,000	—		—	—	—	356,548	118,858	925,406
	2008 2007	450,000 431,104	— 287,981		442,337 217,654	347,850 144,802	— 95,853	— (8) 196,691	15,287 19,681	1,255,474 1,393,766

Alain Grandmont, Executive Vice President, Human Resources and Supply Chain	2009	425,000	—		—	—	—	727,343	18,610	1,170,953
	2008 2007	425,000 403,119	— 199,341		442,337 180,970	347,850 120,672	— 118,275	— (8) 253,536	16,260 12,556	1,231,447 1,288,469

Jacques P. Vachon, Senior Vice President Corporate Affairs & Chief Legal Officer(9)	2009	340,000	—		—	—	—	477,799	13,779	831,578

James T. Wright, Senior Vice President – Human Resources(10)	2009	340,000	—		—	—	—	12,836	85,103	437,939
	2008 2007	340,000 312,859	— 342,802		295,372 238,717	231,900 41,576	— 39,466	318,686(8) 113,020	295,088 42,982	1,481,046 1,131,422

Jon Melkerson, Vice President, International and Pulp Sales(9)	2009	325,000	78,376	(7)	—	—	—	186,584	97,279	687,239

(1)	Amounts in this column reflect non-performance based bonuses such as retention or other ad hoc bonuses.
(2)	Amounts in this column reflect the aggregate grant date fair value of RSUs granted in 2007 and 2008. No RSUs were granted in 2009.
(3)	Amounts in this column reflect the aggregate grant date fair value of nonqualified stock option awards. No stock options were awarded in 2009.
(4)	No annual bonus was paid in 2009 for 2008 performance and an annual bonus program was not established for 2009 performance due to Company restructuring, as further described above in Compensation Discussion and Analysis.
(5)	Amounts in this column reflect the actuarial increase in the present value of the named executive officers’ benefits under applicable U.S. tax-qualified, U.S. supplemental, Canadian registered (i.e., tax-qualified) and Canadian supplemental pension plans established by Abitibi, Bowater or AbitibiBowater using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements. In 2009, the interest rate and mortality assumptions changed, and the actuarial increases reflected in the table for 2009 are attributable to such changes in the case of Messrs. Rougeau and Melkerson, and partially attributable to such changes in the case of Messrs. Harvey, Grandmont and Vachon. For Messrs. Harvey, Grandmont and Vachon, the actuarial increase is also attributable to their additional accruals. There were no above-market or preferential earnings on nonqualified deferred compensation for the named executive officers in 2007, 2008 or 2009. A discussion of pension benefits is provided after the Pension Benefits Table below.
(6)	Amounts in this column include the following contributions to defined contribution retirement plans:

•

for each former Bowater named executive officer, matching contributions were allocated to such individuals pursuant to the AbitibiBowater Inc. Retirement Savings Plan (the 401(k) plan) and the AbitibiBowater Inc. Supplemental Retirement Savings Plan in the following amounts: Mr. Paterson, $164,860; Mr. Harvey, $74,915; and Mr. Wright, $61,960; and

•

for Messrs. Rougeau and Melkerson, Company basic and additional contributions were allocated to such individuals pursuant to the Defined Contribution Pension Plan for Non-Unionized Employees of Abitibi-Consolidated Inc. (the registered defined contribution plan) and the AbitibiBowater Defined Contribution Supplemental Executive Retirement Plan in the following amounts: Mr. Rougeau, $101,238; and Mr. Melkerson, $73,116.

Additional perquisites for all named executive officers include (i) a $12,000 perquisite account covering personal transportation, fiscal/financial advice, etc., (ii) an additional benefit value of up to $5,000 for U.S. tax preparation for U.S. taxpayers who also have Canadian tax liabilities, (iii) a comprehensive annual medical examination, (iv) parking, and (v) vested RSU payments.

(7)	This amount represents a Cdn$100,000 discretionary performance and retention award granted to Mr. Melkerson on January 30, 2009. This amount was converted to U.S. dollars at the rate of $0.78376 on the date of payment. If Mr. Melkerson had left the Company at any time during 2009, the bonus was to be repaid to the Company.
(8)	Due to a change in measurement date as required by FASB ASC 715, “Compensation – Retirement Benefits”, the value of benefits accrued in 2008 is the annualized value of the total benefits accrued between September 30, 2007 and December 31, 2008.
(9)	Messrs. Vachon and Melkerson were not named executive officers of the Company in 2007 or 2008. In accordance with existing SEC guidance, their 2007 and 2008 compensation is not reported in the Summary Compensation Table.
(10)	Mr. Wright resigned from the Company due to retirement, effective January 1, 2010.

Narrative Disclosure to Summary Compensation Table

The following is a discussion of the policies and agreements governing the compensation awarded to AbitibiBowater’s named executive officers, as set forth in the Summary Compensation Table above. Compensation to which a named executive officer may be entitled upon a severance from employment, whether or not in connection with a change in control, is addressed below in Severance and Change in Control Arrangements.

Bonuses, cash incentive compensation and equity awards

In 2007, bonuses were paid to Messrs. Paterson, Harvey and Wright pursuant to the 2007 Bowater Incorporated Annual Incentive Plan and to Messrs. Rougeau and Grandmont pursuant to the 2007 Abitibi-Consolidated Inc. Annual Bonus Plan. In 2008, the framework for a bonus program was set forth in the 2008 AbitibiBowater Annual Incentive Plan, but bonuses and cash incentive compensation were not paid to the named executive officers for 2008 performance. As noted above under above Compensation Discussion and Analysis, the Human Resources and Compensation Committee, on management’s recommendation, conditioned payment of the 2008 bonus on two consecutive quarters of net positive operating cash flow in 2009, which condition was not achieved. To preserve cash and align named executive officer compensation with the interests of AbitibiBowater stockholders, the Human Resources and Compensation Committee elected not to establish a bonus program for 2009 performance. Moreover, although equity awards granted in prior years (up to and including 2008) lost their initial value before 2009, the Human Resources and Compensation Committee elected not to award any new equity grants in 2009 in light of the above considerations.

Employment agreements and offer letters

AbitibiBowater has entered into written employment agreements or offer letters with all named executive officers. The material terms of each employment agreement or arrangement are identified below, but any severance arrangement to which a named executive officer may be subject upon certain termination events, whether or not in connection with a change in control, is described below under Severance and Change in Control Arrangements.

Messrs. Paterson, Harvey and Wright

From May 1, 2006 until the closing of the combination, Mr. Paterson served as president and chief executive officer of Bowater pursuant to the terms of an employment agreement, which continues in effect with AbitibiBowater. Mr. Harvey and Mr. Wright each entered into an employment agreement with Bowater, also continuing in effect with AbitibiBowater after the closing of the combination. However, Messrs. Harvey and Wright were each provided offer letters by AbitibiBowater, establishing post-combination base salary, bonus target levels and addressing specific perquisites. In addition, AbitibiBowater provided Mr. Harvey with a new employment agreement.

The employment agreements with Messrs. Paterson and Harvey each continue in effect until death, disability, retirement or written notice of termination by the Company or the executive. Mr. Wright’s employment agreement contained the same durational terms and continued in effect until his retirement on January 1, 2010, except for the ongoing restrictive covenants as described below.

Mr. Paterson is entitled to an annual base salary of $900,000. Under the terms of his employment agreement, Mr. Paterson was eligible to receive an annual bonus with a target payout of 68% of his base salary and a maximum payout of 200% of his target bonus, subject to reduction if there was an across the board reduction that affected all management personnel. For the 2008 performance period, the Human Resources and Compensation Committee set Mr. Paterson’s target bonus at 75%, with the maximum payout remaining at 200% of the target bonus. Mr. Harvey is entitled to a base salary of $425,000 and is eligible to receive an annual bonus with a target payout of 70% of base salary. Before his retirement from the Company, Mr. Wright was entitled to a base salary of $340,000 and was eligible to receive an annual bonus with a target payout of 50% of base salary.

Messrs. Paterson, Harvey and Wright are all subject to an ongoing covenant not to disclose confidential information and covenants not to compete with the Company and not to solicit customers of the Company during the term of the agreement. Mr. Paterson’s covenants not to compete or solicit customers extend for two years following termination while Messrs. Harvey’s and Wright’s post-employment restrictive covenant period is one year following termination. The scope of these covenants is more fully described in each executive’s employment agreement.

Messrs. Rougeau, Grandmont, Vachon and Melkerson

Messrs. Rougeau, Grandmont, Vachon and Melkerson did not have separate employment agreements, but were provided offer letters by AbitibiBowater establishing the parameters for base salary, bonus targets and perquisites. Pursuant to the terms of their offer letters, Messrs. Rougeau, Grandmont, Vachon and Melkerson are each entitled to an annual base salary of $450,000, $425,000, $340,000 and $325,000, respectively, and to participate in a short-term incentive plan with a bonus target level of 70% of base salary in the case of Messrs. Rougeau and Grandmont and 50% of base salary in the case of Messrs. Vachon and Melkerson. In addition, in 2007, Mr. Rougeau received a signing bonus of $50,000, and Mr. Grandmont received a signing bonus of $30,000.

Future employment agreements

Due to the Creditor Protection Proceedings, the Company continues to review all of its options with respect to its employment agreements with executive officers. The Company expects that the composition of its board of directors, and the identity of its executive officers, may change upon emergence from the Creditor Protection Proceedings and will be dictated, in part, by any confirmed plan or plans of reorganization. In the meanwhile, executives continue to participate in various benefit plans such as pension, group insurance and vacation until informed otherwise.

Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

	Option Awards								Stock Awards
		Number of Securities Underlying Unexercised Options				Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2)		Market Value of Shares or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested(2)		Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested
Name	Grant Date	Exercisable	Unexercisable		Equity Incentive Plan Awards: Unearned Options
David J. Paterson	05-01-06	130,000	—		—	$52.74		05-01-2016	—		$—	—		$—
	01-30-07	16,323	8,160	(1)	—	53.60		01-30-2017	8,079	(1)	889	—		—
	06-04-08	38,000	114,000	(4)	—	13.08	(6)	03-25-2018	59,089	(5)	6,500	59,089	(5)	6,500

William G. Harvey	01-25-00	5,200	—		—	92.31		01-25-2010	—		—	—		—
	05-10-00	4,212	—		—	105.46		05-10-2010	—		—	—		—
	01-30-01	5,200	—		—	99.87		01-30-2011	—		—	—		—
	01-29-02	5,200	—		—	90.43		01-29-2012	—		—	—		—
	01-28-03	5,200	—		—	78.35		01-28-2013	—		—	—		—
	01-27-04	5,200	—		—	86.58		01-27-2014	—		—	—		—
	01-25-05	5,200	—		—	71.72		01-25-2015	—		—	—		—
	05-10-05	5,200	—		—	61.67		05-10-2015	—		—	—		—
	05-10-06	3,003	—		—	50.67		05-10-2016	—		—	—		—
	01-30-07	1,826	913	(1)	—	53.60		01-30-2017	1,707	(1)	188	—		—
	06-04-08	11,250	33,750	(4)	—	13.08	(6)	03-25-2018	17,498	(5)	1,925	17,497	(5)	1,925

Pierre Rougeau	09-04-01	11,270	—		—	204.71	(3)	09-04-2011	—		—	—		—
	02-26-02	4,696	—		—	222.96	(3)	02-26-2012	—		—	—		—
	03-04-03	6,261	—		—	183.62	(3)	03-04-2013	—		—	—		—
	02-24-04	4,070	—		—	174.92	(3)	02-24-2014	—		—	—		—
	03-01-05	5,635	—		—	102.44	(3)	03-01-2015	—		—	—		—
	02-28-06	4,695	1,566	(4)	—	67.96	(3)	02-28-2016	—		—	—		—
	03-06-07	3,756	3,757	(4)	—	54.90	(3)	03-06-2017	—		—	—		—
	06-04-08	11,250	33,750	(4)	—	13.08	(6)	03-25-2018	17,498	(5)	1,925	17,497	(5)	1,925

Alain Grandmont	02-28-00	1,928	—		—	224.63	(3)	02-28-2010	—		—	—		—
	02-26-01	3,023	—		—	197.01	(3)	02-27-2011	—		—	—		—
	02-26-02	3,757	—		—	222.96	(3)	02-26-2012	—		—	—		—
	03-04-03	4,696	—		—	183.62	(3)	03-04-2013	—		—	—		—
	02-24-04	4,070	—		—	174.92	(3)	02-24-2014	—		—	—		—
	03-01-05	5,635	—		—	102.44	(3)	03-01-2015	—		—	—		—
	02-28-06	4,695	1,566	(4)	—	67.96	(3)	02-28-2016	—		—	—		—
	03-06-07	3,130	3,131	(4)	—	54.90	(3)	03-06-2017	—		—	—		—
	06-04-08	11,250	33,750	(4)	—	13.08	(6)	03-25-2018	17,498	(5)	1,925	17,497	(5)	1,925

Jacques P. Vachon	02-28-00	2,273	—		—	224.63	(3)	02-28-2010	—		—	—		—
	02-26-01	2,868	—		—	197.01	(3)	02-27-2011	—		—	—		—
	02-26-02	3,757	—		—	222.96	(3)	02-26-2012	—		—	—		—
	03-04-03	3,444	—		—	183.62	(3)	03-04-2013	—		—	—		—
	02-24-04	3,131	—		—	174.92	(3)	02-24-2014	—		—	—		—
	03-01-05	3,757	—		—	102.44	(3)	03-01-2015	—		—	—		—
	02-28-06	3,287	1,096	(4)	—	67.96	(3)	02-28-2016	—		—	—		—
	03-06-07	2,348	2,348	(4)	—	54.90	(3)	03-06-2017	—		—	—		—
	06-04-08	5,750	17,250	(4)	—	13.08	(6)	03-25-2018	8,945	(5)	984	8,944	(5)	984

James T. Wright	01-25-00	7,800	—		—	92.31		01-25-2010	—		—	—		—
	05-10-00	4,888	—		—	105.46		05-10-2010	—		—	—		—
	01-30-01	7,800	—		—	99.87		01-30-2011	—		—	—		—
	01-29-02	7,800	—		—	90.43		01-29-2012	—		—	—		—
	01-28-03	7,800	—		—	78.35		01-28-2013	—		—	—		—
	01-27-04	7,800	—		—	86.58		01-27-2014	—		—	—		—
	01-25-05	7,800	—		—	71.72		01-25-2015	—		—	—		—
	05-10-06	2,610	—		—	50.67		05-10-2016	—		—	—		—
	01-30-07	1,588	794	(1)	—	53.60		01-30-2017	1,484	(1)	163	—		—
	06-04-08	7,500	22,500	(4)	—	13.08	(6)	03-25-2018	11,684	(5)	1,285	11,684	(5)	1,285

Jon Melkerson	02-28-00	270	—		—	224.63	(3)	02-28-2010	—		—	—		—
	02-26-01	358	—		—	197.01	(3)	02-27-2011	—		—	—		—
	02-26-02	455	—		—	222.96	(3)	02-26-2012	—		—	—		—
	03-04-03	939	—		—	183.62	(3)	03-04-2013	—		—	—		—
	02-24-04	751	—		—	174.92	(3)	02-24-2014	—		—	—		—
	03-01-05	626	—		—	102.44	(3)	03-01-2015	—		—	—		—
	02-28-06	704	235	(4)	—	67.96	(3)	02-28-2016	—		—	—		—
	03-06-07	939	939	(4)	—	54.90	(3)	03-06-2017	—		—	—		—
	06-04-08	5,750	17,250	(4)	—	13.08	(6)	03-25-2018	8,945	(5)	984	8,944	(5)	984

(1)	One third vested January 30, 2008, one third vested on January 30, 2009 and one third vested on January 30, 2010.
(2)	In 2010, the remaining outstanding RSU awards will vest as follows:

•	January 30, 2010: Mr. Paterson, 8,079; Mr. Harvey, 1,707; Mr. Wright, accelerated to January 1, 2010 upon his retirement, 1,484.

•	December 31, 2010: Mr. Paterson, 118,178; Mr. Harvey, Mr. Rougeau and Mr. Grandmont, 34,995; Mr. Wright, 23,368; Mr. Vachon and Mr. Melkerson, 17,889.

•	If terminated during 2010, Mr. Rougeau, Mr. Grandmont, Mr. Vachon and Mr. Melkerson would receive 3,773; 2,636; 1,397 and 871 RSUs, respectively.

(3)	Option exercise prices were converted as of October 29, 2007 into U.S. dollars using the exchange rate on that date of $1.048.

(4)	Each option vests ratably over a four-year period.
(5)	The 2008 RSU awards are scheduled to vest on December 31, 2010 as follows. If the executive remains employed, 50% of the RSU award will vest. If the Company’s financial results meet or exceed specified thresholds over a 3-year performance period from 2008 to 2010, the remaining 50% of the RSU award will vest. At this time, the Company does not expect the performance thresholds to be met, in which case only 50% of the RSUs are anticipated to vest on December 31, 2010.
(6)	The exercise price for the options was computed using the average of the high and low stock price as quoted on the NYSE on March 25, 2008, which was the date the options were issued to employees; however, in accordance with FASB ASC 718, Compensation - Stock Compensation, the grant date fair value was determined on June 4, 2008, which was the date of shareholder approval of the 2008 Equity Incentive Plan.

OPTION EXERCISES AND STOCK VESTED FOR 2009

None of the named executive officers exercised any stock options during the fiscal year ended December 31, 2009. Other than RSUs subject to vesting and settlement upon achievement of synergy thresholds established following the combination (referred to as Synergy RSUs), RSUs that vested in 2009 before the Creditor Protection Proceedings began were settled in AbitibiBowater common stock. However, as a result of the Creditor Protection Proceedings, no other stock awards that vested in 2009 were settled. The remaining vested stock awards will be settled, if at all, pursuant to the terms of a confirmed plan or plans of reorganization.

	Stock Awards
Name	Number of shares acquired on vesting (#)		Value realized on vesting ($)
David J. Paterson	36,263	(1)	$26,755	(3)
William G. Harvey	3,261	(1)	2,285	(3)
Pierre Rougeau	4,889	(2)	538	(4)
Alain Grandmont	4,066	(2)	447	(4)
Jacques P. Vachon	3,042	(2)	335	(4)
James T. Wright	2,837	(1)	1,988	(3)
Jon Melkerson	1,280	(2)	141	(4)

(1)	David J. Paterson: 8,079 RSUs (valued at $6,181) vested on January 30, 2009. In addition, 28,184 Synergy RSUs (valued at $20,574) vested on March 17, 2009 upon achievement of documented post-combination synergies of more than $300 million, but were not immediately settled and, due to the Creditor Protection Proceedings, are not permitted to be settled except pursuant to a court order or a confirmed plan or plans of reorganization.

William G Harvey: 1,554 RSUs vested on January 24, 2009 and 1,707 vested on January 30, 2009.

James T. Wright: 1,352 RSUs vested on January 24, 2009 and 1,485 vested on January 30, 2009.

(2)	These RSUs were granted on March 6, 2007 under the Abitibi-Consolidated Inc. Restricted Share Unit Plan and all RSUs vested on December 31, 2009.
(3)	The stock prices used in calculating the value realized were the average of the high and low share prices, as quoted on the Pink OTC Markets Inc. quotation service, or “Pink Sheets”, on the following vesting dates:

• January 24, 2009:	$0.630 (price as of Friday, January 23, 2009)

• January 30, 2009:	$0.765

• March 17, 2009	$0.730

(4)	The stock price used in calculating the value realized was the closing price of Company shares, as quoted on Pink Sheets on the vesting date ($0.110 per share).

Pension Benefits

The table below shows the present value of accumulated benefits payable to each of the named executive officers, including the number of years of service credited to them under each applicable plan. The benefits were determined using the interest rates and mortality rate assumptions consistent with those used in the Company’s financial statements.

PENSION BENEFITS FOR 2009

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit(1)	Payments During Last Fiscal Year

David J. Paterson	n/a	—	$—	$—
William G. Harvey	Registered Plan (Canada) Supplemental Plan (Canada) Qualified Plan (U.S.)	7.42 7.42 8.42	130,289 28,002 146,435	— — —
Pierre Rougeau	Registered Plan (Canada) Supplemental Plan (Canada)	7.25 12.25	221,287 1,003,707	— —
Alain Grandmont	Registered Plan (Canada) Supplemental Plan (Canada)	11.00 25.58	394,169 2,330,036	— —
Jacques P. Vachon	Registered Plan (Canada) Supplemental Plan (Canada)	10.58 24.50	334,072 1,332,284	— —
James T. Wright	Qualified Plan (U.S.)	8.80	275,196	—
Jon Melkerson	Registered Plan (Canada) Supplemental Plan (Canada) Qualified Plan (U.S.) Supplemental Plan (U.S.)	4.50 4.50 18.00 18.00	127,187 88,991 160,365 285,927	— — — —

(1)	The present value of accumulated benefits under U.S. qualified and supplemental pension plans and Canadian registered and supplemental pension plans sponsored by Abitibi, Bowater or AbitbiBowater is determined based on the assumptions used in the Company’s financial statements, as described in Footnote 20 of the Consolidated Financial Statements, except that each named executive officer’s retirement age was assumed to be the normal retirement age under the plan(s) in which he was a participant as of December 31, 2009. These assumptions are further described in the narratives below.

The following discussion describes the terms of the pension plans applicable to each named executive officer.

As a result of the Creditor Protection Proceedings, all payments to retirees pursuant to the supplemental plans have been suspended and will not resume except pursuant to a court order or a confirmed plan or plans of reorganization. The Company expects that most benefits under the supplemental retirement plans will constitute prepetition claims against the Company that will be subject to compromise under a confirmed plan or plans of reorganization.

U.S. Pension Benefits of Former Bowater Executives

Of the named executive officers, Messrs. Harvey and Wright currently have pension benefits payable from Bowater’s qualified plan — the AbitibiBowater Inc. Retirement Plan (formerly named the Bowater Incorporated Retirement Plan). A “qualified plan” means the plan is qualified for favorable tax treatment under Section 401(a) of the Code and is available to all eligible employees (not just executives). In general, the Bowater pension plan formula provides a traditional pension plan formula based on years of service and a percentage of final average monthly compensation. Mr. Paterson has never been covered by any pension plan. His retirement benefits are provided through defined contribution plans, described further below. Further, no pension benefits are payable through supplemental pension plans, but benefits are payable under supplemental defined contribution plans as described below.

Bowater changed its retirement program by shifting to a predominantly defined contribution environment from a traditional defined benefit pension environment. In this regard, effective January 1, 2007, the Bowater pension plan was frozen to new entrants and to certain current employees who did not meet a threshold eligibility requirement for continued participation (determined as of December 31, 2006). For these affected individuals, including Messrs. Paterson and Harvey, retirement benefits were provided through a new enhanced defined contribution program described below. Mr. Wright was not among those determined as of December 31, 2006 to have been affected by this freeze and he continued to accrue benefits until December 31, 2007 (at which time his benefits were frozen under the Bowater pension plan).

Pension Formula

The Bowater pension plan provides an age 65 pension benefit equal to 52.5% of a participant’s final average monthly compensation, proportionately reduced for each year of benefit service less than 35 years, minus 50% of his primary Social Security benefit, proportionately reduced for each year of benefit service less than 35 years. Participants with at least 10 years of service can begin this benefit, unreduced, at age 62. The plan also provides for a reduced early retirement benefit if the participant has attained age 50 and completed at least 10 years of service. The early retirement reduction is 4.5% per year before age 62.

The definition of compensation under the Bowater pension plan includes base salary and any annual incentive bonus. Final average monthly compensation is determined using the highest paying 60 consecutive calendar months out of the most recent 120 calendar months. As of December 31, 2009, final average compensation used under the Bowater pension plan was $207,000 for Mr. Harvey and $212,000 for Mr. Wright.

Time and form for payment

The Bowater pension plan provides for payment in an annuity with a participant option to select payment among different types of annuities, any of which will provide monthly payments for the life of the participant and, if elected, the life of the participant’s beneficiary. Payment is made following termination from employment with AbitibiBowater and its related entities, and only upon an affirmative election by the participant. Mr. Wright retired on January 1, 2010 and elected payment of his benefits under the Bowater pension plan. Mr. Harvey is currently eligible to retire early and elect payment of his benefits under the plan.

Payments from the Bowater pension plan are permitted during the Creditor Protection Proceedings because payments are made from a trust qualified under the Code, which is exempt from the Creditor Protection Proceedings. However, the Pension Protection Act imposes certain restrictions on the types of payments that can be made during certain restricted periods. Payments that provide for “accelerated” payments (such as lump sums or certain annuity types) cannot be paid in order to preserve the maximum amount of assets for all participants. The Creditor Protection Proceedings are considered a restricted period. Because Mr. Wright retired and elected payment of his retirement benefit under the Bowater pension plan during the Creditor Protection Proceedings, he was limited to electing among the permissible payment annuity options. Similarly, if Mr. Harvey retires and elects payment during the Creditor Protection Proceedings, the permissible payment options available to him will also be limited.

Assumptions for Pension Benefits Table Values

The accrued benefit amounts identified in the Pension Benefits table above show the present value of the future monthly payments if calculated as a lump sum. An interest rate and mortality table providing for current life expectancies are used to calculate the present value amount as of December 31, 2009. The interest rate and mortality table used are the same as those used for AbitibiBowater’s financial statements, which are a 6.20% interest rate and the RP2000 mortality table projected to 2010 with white collar adjustments and no presumption for pre-retirement mortality.

The amounts shown were also calculated assuming retirement at age 62 or current age, if greater, but no earlier than the earliest retirement age at which the participant can receive an unreduced benefit. In this regard, Mr. Wright became eligible to retire with an unreduced benefit on April 1, 2009.

Canadian Pension Benefits of Former Bowater Executive

Mr. Harvey

In addition to the pension benefits described above, Mr. Harvey accumulated 7.42 years of credited service in a Bowater Canadian registered plan and an unfunded Canadian supplemental plan before transferring to the United States on November 30, 1998. Pursuant to these plans, for each year of credited service in Canada, Mr. Harvey is entitled to a total pension at age 65 equal to 1.6% of final average earnings determined on November 30, 1998, indexed to the date of termination of employment based on the increase in Canadian average weekly earnings for the period. The pension would not be reduced if he is aged 60 or more upon retirement, and it would be reduced by 6% for each year retirement precedes age 60. Upon early retirement at age 60, for each year of credited service in Canada, Mr. Harvey is entitled to a bridge benefit equal to 1/35 of the maximum annual retirement pension payable under the Bowater Registered Plan.

The portion of the pension payable from the registered plan will be determined upon termination of employment or retirement based on the maximum pension payable under the Canadian Income Tax Act, or the “Income Tax Act”, on that date.

The pension is payable for life subject to a five-year guarantee. Final average earnings are based on the 36 consecutive months before November 30, 1998, including 50% of target bonus. The resulting final average earnings are $130,883 as of November 30, 1998.

The accrued benefit amounts identified in the Pension Benefits table above show the present value of the future monthly payments if calculated as a lump sum. An interest rate and mortality table providing for current life expectancies are used to calculate the present value amount as of December 31, 2009. The interest rate and mortality table used are the same as those used for AbitibiBowater’s financial statements, which are a 6.40% interest rate and the RP2000 mortality table projected to 2010 with white collar adjustments and no presumption for pre-retirement mortality. Benefits were calculated assuming Mr. Harvey’s retirement at age 60 because he would be eligible to receive an unreduced pension and bridge benefit at that age.

U.S. Pension Benefits of Former Abitibi Executive

Mr. Melkerson

Retirement benefits for Mr. Melkerson are payable under the following defined benefit pension plans: the Abitibi Consolidated U.S. Retirement Plan, or “Qualified Salaried Plan”, a qualified defined benefit plan covering all U.S. salaried employees of Abitibi, and the AbitibiBowater U.S. Supplemental Executive Retirement Plan, or “Abitibi U.S. SERP”, a nonqualified supplemental plan. The Qualified Salaried Plan provides pension benefits based on earnings, service and age, and the Abitibi U.S. SERP provides a target benefit offset by the value of benefits provided under certain qualified plans including the Qualified Salaried Plan.

The Qualified Salaried Plan is a cash balance retirement plan that provides an account balance based upon accumulated interest and pay credits. The interest crediting rate used for a plan year is based upon the 30-year Treasury Rate for the month of November preceding the plan year. A participant’s pay credits are based upon his age, and range from 4% to 8% of compensation. A participant’s compensation includes his base salary and bonus. The Qualified Salaried Plan allows for the payment of a lump sum at the time of termination. Mr. Melkerson’s benefit under the Qualified Salaried Plan includes service and pay through June 30, 2004, the date he transferred from the U.S. to Canada.

The Abitibi U.S. SERP provides an age 65 retirement benefit (if a participant has at least two years of service), equal to 2% of average annual compensation multiplied by years of credited service up to 35 years (reduced by amounts credited under certain qualified plans, including any amounts that have been commuted). Average annual compensation is the average of the Participant’s annual base salary and paid bonuses the Participant received during the five consecutive calendar years during his last ten consecutive calendar years of continuous employment that results in the highest average annual amount, disregarding any paid bonuses in excess of 125% of the target bonus prescribed by the board for any such year. The total pension payable is unreduced if the participant retires at age 58 and the sum of his age and years of service is at least 80. If a participant is not eligible for an unreduced benefit and has completed 20 years of service, the total pension payable is reduced by 6% for each year (or 0.5% for each month) between his retirement date and the date he would have attained age 58 and the sum of his age and years of service would equal at least 80. If the participant has less than 20 years of service, the 6% per year (or 0.5% per month) reduction is calculated for each year before age 65 that the retirement occurs. Mr. Melkerson’s benefit under the Abitibi U.S. SERP reflects his service through June 30, 2004 and all earnings through the date his benefit is calculated in conjunction with a distribution election (including his earnings earned as a Canadian employee).

The accrued benefit amounts identified in the Pension Benefits table above show the present value of the future monthly payments if calculated as a lump sum. An interest rate and mortality table providing for current life expectancies are used to calculate the present value amount as of December 31, 2009. The interest rate and mortality table used are the same as those used for AbitibiBowater’s financial statements, which are a 6.20% interest rate and the RP2000 mortality table projected to 2010 with white collar adjustments and a presumption of pre-retirement mortality. Benefits were calculated assuming retirement at age 65.

Canadian Pension Benefits of Former Abitibi Executives

Of the named executive officers, Messrs. Rougeau, Grandmont, Vachon and Melkerson have pension benefits payable under legacy Abitibi Canadian pension plans. Messrs. Grandmont and Vachon continue to actively participate in those plans, while pension benefits for Messrs. Rougeau and Melkerson were frozen effective January 1, 2009. The following describes the pension benefits payable under these plans.

Pension benefits under these Canadian pension plans are offered through a registered plan and a non-registered plan. In general, the plans’ formulas provide a traditional pension plan formula based on years of credited service and a percentage of final average compensation. A “registered plan” means the plan is intended to be qualified for favorable tax treatment under the Income Tax Act and to apply to a broad base of employees. In contrast, a “non-registered plan” is not qualified for this favorable tax treatment and provides for retirement benefits to a select group of management and highly compensated employees in order to provide for additional pension benefits that cannot be provided under the registered plans because of statutory limitations or provide an overall benefit that is partially offset by the benefit provided under the registered plan.

The Abitibi registered plan is the Pension Plan for Executive Employees of Abitibi-Consolidated Inc., or the “Abitibi Registered Plan”, and the non-registered plan is the AbitibiBowater Canadian Defined Benefit SERP, or the “Canadian DB SERP”, which is now sponsored by AbitibiBowater. The Canadian DB SERP provides an overall pension benefit that is offset by the benefit payable under the Registered Plan, including any registered plan benefits that have been commuted. The Registered Plan limits the amount of the pension benefit payable due to statutory constraints.

AbitibiBowater changed its retirement program for Canadian employees by shifting to predominantly defined contribution plans from traditional pension plans. Effective January 1, 2009, the Abitibi Registered Plan and Canadian DB SERP were frozen to new entrants, as well as to current employees who did not meet a threshold eligibility requirement for continued participation, including Messrs. Rougeau and Melkerson. New entrants and non-eligible participants enrolled in new defined contribution plans. Messrs. Grandmont and Vachon were not among those affected by the freeze and continue to accrue benefits under the Abitibi Canadian pension plans.

Pension Formula

These Canadian pension plans generally provide total pension benefits equal to 2% of final average compensation multiplied by years of credited service with AbitibiBowater and its related entities, up to 35 years of service. However, as a result of the benefit service freeze described above, the total pension benefits for Messrs. Rougeau and Melkerson only take into account their years of credited service before January 1, 2009. Messrs. Rougeau, Grandmont, Vachon and Melkerson are each fully vested in their benefits under the Abitibi Canadian pension plans.

For years of credited service through December 31, 2008, final average compensation is the sum of (i) average monthly base salary based on the best 60 consecutive months of base salary within the last 120 months and (ii) the best five annual bonuses in the last ten years.

For years of credited service after December 31, 2008, final average compensation is the average of the five highest consecutive calendar years of eligible earnings in the last 10 years. Eligible earnings in a given calendar year is the sum of the base salary and the bonus paid under the annual incentive plan (excluding any special bonuses unless authorized by the Company). The paid bonus component is capped at 125% of the target bonus of each year.

Starting January 1, 2009, Messrs. Grandmont and Vachon are required to contribute to the Abitibi Registered Plan. Each executive’s contributions are each equal to 5% of his pensionable earnings up to the U.S. compensation limit ($245,000 in 2009). Contributions are credited with interest at the average net rate of return of the pension fund of the Abitibi Registered Plan over the preceding two calendar years.

Participants are entitled to early retirement if they have attained age 55. The total pension payable is unreduced if the participant retires at age 58 and the sum of his age and years of service is at least 80. If a participant is not eligible for an unreduced benefit and has completed 20 years of service, the total pension payable is reduced by 6% for each year (or 0.5% for each month) between his retirement date and the date he would have attained age 58 and the sum of his age and years of service would equal at least 80. If the participant has less than 20 years of service, the 6% per year (or 0.5% per month) reduction is calculated for each year before age 65 that the retirement occurs. A participant who terminates employment with AbitibiBowater and its related entities for any reason before attaining age 55 is eligible for an unreduced pension payable at age 65, but may elect to receive a reduced pension at any time before age 65. If his employment was terminated involuntarily, his pension payable is reduced by 6% for each year (or 0.5% for each month) between the date payments commence and the date on or after attainment of age 58 that the sum of his age and years of service would equal at least 80. If his employment was terminated voluntarily, the 6% per year (or 0.5% per month) reduction is calculated for each year before age 65 that payments commence.

The Abitibi Human Resources and Compensation Committee granted five extra years of credited service under the Canadian DB SERP to Mr. Rougeau. As mentioned above, years of benefit service credited to Messrs. Rougeau and Melkerson were frozen on December 31, 2008, and effective January 1, 2009 they commenced participation in the Company’s new defined contribution plans.

Time and form of payment

The Abitibi Canadian pension plans provides for payment in an annuity with a participant option to select payment among different types of annuities, any of which will provide monthly payments for the life of the participant and his spouse, if any. Payments from the Abitibi Registered Plan are permitted during the Creditor Protection Proceedings.

Assumptions for Pension Benefits Table Value

The accrued benefit amounts identified in the Pension Benefits table above show the present value of the future monthly payments if calculated as a lump sum. An interest rate and mortality table providing for current life expectancies are used to calculate the present value amount as of December 31, 2009. The interest rate and mortality table used are the same as those used for AbitibiBowater’s financial statements, which are a 6.40% interest rate and the RP2000 mortality table projected to 2010 with white collar adjustments and no presumption for pre-retirement mortality. Benefits were calculated assuming retirement on the date an executive attains age 58 with the sum of his age and years of service equaling at least 80. In addition, the final average earnings used for the calculation of the accumulated benefit as of December 31, 2009, as shown in the Pension Benefits table, are: for years of service credited through December 31, 2008, Mr. Rougeau, $618,487, Mr. Grandmont, $586,636, Mr. Vachon $476,466 and Mr. Melkerson $360,893; and for years of service credited after December 31, 2008, Mr. Grandmont, $552,351 and Mr. Vachon, $442,474.

Nonqualified Deferred Compensation for 2009

The Company sponsors supplemental retirement savings plans. Messrs. Paterson, Harvey and Wright participate in the AbitibiBowater Inc. Supplemental Retirement Savings Plan, or the “AbitibiBowater U.S. DC SERP”, and Messrs. Rougeau and Melkerson participate in the AbitibiBowater Defined Contribution Supplemental Executive Retirement Plan, or “Canadian DC SERP”. Messrs. Grandmont and Vachon do not participate in any Company sponsored supplemental retirement savings plans.

The Company also sponsors certain other nonqualified deferred compensation plans for its U.S. and Canadian executives. The Company’s nonqualified deferred compensation plans allow the named executive officers to defer a portion of their base salary and annual bonus and to receive additional Company contributions. These nonqualified deferred compensation plans include the Abitibi-Consolidated Inc. Executive Deferred Share Unit Plan, or “Abitibi DSU Plan”, and AbitibiBowater Executive Deferred Share Unit Plan, under which amounts may be credited in cash or DSUs that track the value of Company stock. Messrs. Rougeau, Grandmont, Vachon and Melkerson have deferrals credited to accounts under the Abitibi DSU Plan. Messrs. Paterson, Harvey and Wright do not have amounts credited under any of the Company’s nonqualified deferred compensation plans other than the AbitibiBowater U.S. DC SERP. No amounts are credited to the AbitibiBowater Executive Deferred Share Unit Plan.

The table below shows the amounts that have been credited to each executive’s account(s) under these plans.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY		Aggregate Earnings in Last FY		Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FY
David J. Paterson	$—	$144,355	(2)	$169,288		$—	$809,779
William G. Harvey	—	56,710	(2)	55,728		—	270,853
Pierre Rougeau(1)	—	91,981	(3)	4,319	(4)	—	96,300
Alain Grandmont(1)	—	—		(949	)(5)	—	290
Jacques P. Vachon(1)	—	—		(503	)(5)	—	154
James T. Wright	—	42,155	(2)	19,961		—	119,998
Jon Melkerson(1)	—	63,859	(3)	3,327	(4)	—	67,186

(1)	Amounts shown for these named executive officers were converted to U.S. dollars at the rate of 0.9494.
(2)	Amounts shown reflect 2009 contributions to the AbitibiBowater U.S. DC SERP.
(3)	Amounts shown reflect 2009 contributions to the Canadian DC SERP.
(4)	In a prior year, Messrs. Rougeau and Melkerson deferred a portion of their annual bonus into the Abitibi DSU Plan. Before the combination, the value of that deferred bonus was credited to an account in a number of units having a value equivalent to the Abitibi-Consolidated Inc. stock price and are referred to as deferred share units (DSUs). Upon the combination, the value of each unit was converted into having a value based on AbitibiBowater stock. In addition, these executives have contributions under the Canadian DC SERP. The amounts shown under “Aggregate Earnings in Last Fiscal Year” for these executives reflect the earnings on contributions to the Canadian DC SERP less the decline in value of their accounts under the Abitibi DSU Plan. In 2009, the value of their DSUs declined by $1,773 for Mr. Rougeau and $409 for Mr. Melkerson.
(5)	In a prior year, Messrs. Grandmont and Vachon deferred a portion of their annual bonus to the Abitibi DSU Plan. The amounts shown under “Aggregate Earnings in Last Fiscal Year” for these executives reflect the decline in value of the DSUs during 2009.

As a result of the Creditor Protection Proceedings, payments from the nonqualified deferred compensation plans and supplemental retirement savings plans cannot be made except pursuant to a court order or a confirmed plan or plans of reorganization. The Company expects that a significant portion of amounts owed by the Company under these plans will constitute prepetition claims against the Company that will be subject to compromise under a confirmed plan or plans of reorganization.

AbitibiBowater U.S. DC SERP

The key features of the AbitibiBowater U.S. DC SERP are:

•

If the employee participates in the AbitibiBowater Retirement Savings Plan, the tax-qualified savings plan, and cannot receive the full employer match under the plan because of Code limitations, the employee will receive the remainder of the match in the AbitibiBowater U.S. DC SERP. However, effective April 1, 2009, the employer match was suspended under the AbitibiBowater Retirement Savings Plan. Because the match under the AbitibiBowater U.S. DC SERP is provided on a payroll basis, a match was provided for the period from January 1, 2009 through March 31, 2009, as reflected in the table. Beginning April 1, 2009, no employer match was provided under the AbitibiBowater U.S. DC SERP.

•

An employer automatic contribution may also be made to the AbitibiBowater U.S. DC SERP. The eligible employees for this contribution include the chief executive officer, all executive and senior vice presidents, most vice presidents and the plant general managers. The employer automatic contribution is equal to 6.5% of earnings less the amount he received in employer contributions under the tax-qualified savings plan. This formula was first applied in 2009. Before 2009, if an employee could not receive the full employer automatic contribution (ranging from 2.5% to 6.5% (depending on the age and service of participants) of earnings (limited to $245,000 in 2009)) because of Code limitations, the employee received the remainder of the automatic contribution in the AbitibiBowater U.S. DC SERP.

•

An additional employer contribution of 10% of base salary plus bonus (12% for the chief executive officer) was provided for the chief executive officer and his direct reports. No base salary deferrals were permitted to be made.

•

Contributions to the AbitibiBowater U.S. DC SERP are credited to a bookkeeping account. Earnings and losses to these accounts are credited based on hypothetical investment returns corresponding to the employees’ elections among the hypothetical investment options. The options mirror the same options offered under the tax-qualified savings plan. Investment elections can be changed at any time before separation from service.

•

Amounts credited under the AbitibiBowater U.S. DC SERP are generally subject to a three year vesting schedule. Exceptions apply for excess matching contributions credited before January 1, 2009, which were fully vested. Certain events that occur before an employee is vested can operate to accelerate the vesting — in full or in part. These events include an involuntary termination without cause, death or disability and, for amounts credited before January 1, 2009, a change in control. In any event, if an employee voluntarily quits before age 55, then he will forfeit one-half of the amounts credited on or after January 1, 2009.

•

The AbitibiBowater U.S. DC SERP pays any amounts due in two installments. The first is payable as of the seventh month following separation from service for any reason and the second installment is due on the first anniversary of separation from service. Interest will be credited from the employee’s separation until the entire account balance is distributed. Interest is credited at the one-year LIBOR rate published in the Wall Street Journal. Distribution is also triggered by a death or disability on terms described in the AbitibiBowater U.S. DC SERP.

In January 2007, Mr. Paterson enrolled in the AbitibiBowater Retirement Savings Plan (then named the Bowater Retirement Savings Plan) and the AbitibiBowater U.S. DC SERP. Mr. Paterson is entitled to contribute 5% of his annual base salary and bonus to these plans, in which case the Company contributes a maximum of 20.5% of the amount of his base salary and bonus. In lieu of any deferred compensation plan participation or payment to which he may otherwise be entitled for his employment during 2006, Mr. Paterson was entitled to a contribution in respect of 2006 on the foregoing basis, including his 5% elective deferral, but based on his 2006 base salary and bonus, which was credited as non-qualified deferred compensation under the AbitibiBowater U.S. DC SERP. He vested in this benefit on May 1, 2009, other than with respect to 21.95% of the total Bowater contribution, which shall remain subject to three year vesting.

Messrs. Harvey and Wright also enrolled in these plans and each is (was, in the case of Mr. Wright) entitled to an employer contribution under these plans. However, neither of them was provided a specific contribution similar to that of Mr. Paterson.

Canadian DC SERP

The key features of the Canadian DC SERP are:

•

The Canadian DC SERP provides supplemental benefits to eligible employees on the Company’s Canadian payroll who are not active participants in the Canadian DB SERP. The eligible employees include the chief executive officer, all executive and senior vice presidents, most vice presidents and the plant general managers. If these eligible employees participate in the Defined Contribution Pension Plan for Non-Unionized Employees of Abitibi-Consolidated Inc., or the “Registered DC Plan”, the registered savings plan, and cannot receive the full Company basic contribution of 10.5% of eligible earnings under the plan because of the annual limit under the Income Tax Act ($22,000 in 2009), the remainder of the Company basic contribution is credited to a bookkeeping account established for the employee under the Canadian DC SERP. The annual contribution limit under the Income Tax Act takes into account the employee’s contributions to the Registered DC Plan of 5% of eligible earnings, plus the amount of the Company basic contribution. Eligible earnings include an employee’s base salary, plus his paid bonus under the annual incentive plan (excluding any special bonuses unless authorized by the Company), subject to the U.S. compensation limit ($245,000 in 2009).

•

An additional Company contribution may also be made to the Canadian DC SERP. For executive vice presidents, senior vice presidents and most of their direct reports, an additional Company contribution of 10% of eligible earnings will be credited to the employee’s account under the Canadian DC SERP. For the chief executive officer, if otherwise eligible to participate in the Canadian DC SERP, an additional Company contribution of 12% of eligible earnings will be made. Because Mr. Paterson is not on the Company’s Canadian payroll, he is not eligible to participate in the Canadian DC SERP.

•

Company contributions allocated to the Canadian DC SERP are credited to a bookkeeping account, which is credited with interest each year at a rate equal to the average rate of return on the balanced funds offered under the Registered DC Plan during the year.

•

Amounts are generally subject to a vesting schedule. Before age 55, an employee’s account balance is 50% vested. Upon the employee’s attainment of age 55 while employed, his account balance becomes 70% vested and vests an additional 10% on each subsequent birthday while employed. Full vesting occurs upon attainment of age 58 while employed. Certain events that occur before the employee is partially or fully vested can operate to accelerate the vesting. These events include death and an involuntary termination without cause (as defined in the employee’s employment agreement or other individual agreement with the Company or, if the employee does not have such an agreement, by the Company in its sole discretion).

•

The Canadian DC SERP pays any amounts due in two installments. The first is payable as of the seventh month following termination for any reason and the second installment is due on the first anniversary of termination. If the employee dies before payment is completed, any remaining payment will be made to his spouse or beneficiary in a lump sum.

In January 2009, Messrs. Rougeau and Melkerson enrolled in the Registered DC Plan and the Canadian DC SERP. Messrs. Rougeau and Melkerson are required to contribute 5% of their eligible earnings to the Registered DC Plan and, in return, are eligible for the Company basic contribution of 10.5% of eligible earnings. In addition, they are each eligible for an additional Company contribution of 10% of eligible earnings. The accounts of Messrs. Rougeau and Melkerson were 50% vested as of December 31, 2009 because neither executive had attained age 55. However, if either executive had been terminated without cause on December 31, 2009, his account would have become fully vested.

Abitibi DSU Plan

The key features of the Abitibi DSU Plan are:

•

The Abitibi DSU Plan is a legacy plan that provided eligible executives with an opportunity to defer all or a portion of their annual bonus to a DSU account. Effective March 28, 2008, AbitibiBowater adopted a new plan, the AbitibiBowater Executive Deferred Share Unit Plan, which permits this deferral opportunity under terms substantially similar to the Abitibi DSU Plan, described below. Because no amounts were credited to the new plan, the description below is limited to the Abitibi DSU Plan. Messrs. Rougeau, Grandmont, Vachon and Melkerson currently have account balances under the Abitibi DSU Plan.

•

When an executive elected to defer all or a portion of his annual bonus to the Abitibi DSU Plan, his DSU account was credited with an equivalent number of DSUs determined by dividing the deferral amount by the fair market value of Abitibi-Consolidated Inc. common stock on the date his annual bonus would have been paid. Upon the combination, the number of DSUs credited for each executive was adjusted as of the date of the combination to reflect the conversion to AbitibiBowater common stock. DSU accounts under the Abitibi DSU Plan are bookkeeping accounts. On each date that dividends are paid on shares of applicable Company common stock, a DSU account is credited with dividend equivalents in proportion to the number of DSUs in the account on such date. Dividend equivalents are converted to DSUs based on the fair market value of Company common stock on the date credited. Amounts credited to the DSU account are always fully vested.

•

An executive who has never been subject to U.S. tax laws or did not elect to defer a portion of his annual bonus to such plan after December 31, 2004 will receive payment in the year after his termination of employment. The executive can select when in the year he receives payment by filing a notice to request payment of his DSU account on or before December 15 of the first calendar year commencing after his termination of employment. If the executive does not file a notice, then he is deemed to have filed a notice on December 15 of that year. The executive can specify whether amounts in the DSU account are to be paid in a lump sum cash payment or in shares of Company common stock based on its fair market value on the filing date or a combination of cash and shares. If no form of payment is selected, then payment is made in cash. In the event of the executive’s death before distribution of amounts in his DSU account, then such amounts are automatically paid to his legal representative or beneficiary in a lump sum cash payment within 90 days after his date of death if he dies before retirement or termination of service, and no later than December 31 of the year following the year of his retirement or other termination if he dies after retiring or otherwise terminating service.

Severance and Change in Control Arrangements

Severance

The following is a discussion of the policies and agreements to which a named executive officer becomes subject upon certain termination events absent a change in control. Mr. Paterson’s employment agreement that was originally provided by Bowater and assumed by AbitibiBowater provides for severance under certain circumstances. Mr. Wright’s employment agreement contained similar provisions, but is no longer in effect. Mr. Harvey is covered by an employment agreement with AbitibiBowater that provides for severance. The remaining named executive officers do not have employment agreements but are covered by an executive severance policy.

To be eligible for severance benefits, the named executive officers must agree to certain restrictive covenants intended to mitigate the competitive disadvantage that would result from losing executive talent to competitors of the Company. Under their employment agreements, Messrs. Paterson and Harvey would be eligible for severance benefits only if they agree not to (i) disclose confidential information, (ii) compete with the Company, or (iii) solicit customers of the Company. Although Mr. Wright is no longer eligible for severance benefits under his employment agreement, he is subject to restrictive covenants similar to those applicable to Messrs. Paterson and Harvey as a condition to his receipt in 2008 of other supplemental pension benefits. The executive severance policy covering Messrs. Rougeau, Grandmont, Vachon and Melkerson also requires eligible executives to protect confidential information. In addition, to receive benefits under the executive severance policy, an eligible executive must sign a release in which he agrees not to compete with the Company.

In light of the Creditor Protection Proceedings, the Company continues to review all of its options with respect to its severance arrangements with executive officers. Moreover, payments from the severance arrangements are not permitted except pursuant to a court order or a confirmed plan or plans of reorganization.

Messrs. Paterson and Harvey

In the event either Messrs. Paterson’s or Harvey’s employment is involuntarily terminated by the Company without “cause” (i.e., for reasons other than death, disability, retirement or “cause”), or is terminated by the executive for “good reason,” the executive would receive a lump sum payment upon termination equal to:

•	twenty-four months of his then current annual base salary, plus

•	two times his most recently paid bonus, plus

•	a prorated portion of his most recently paid bonus for the calendar year of termination.

If payments under an executive’s change in control agreement are also triggered by the termination of the executive’s employment, then the executive may elect to receive those payments in lieu of any payments under his employment agreement.

For purposes of these agreements, “cause” is defined as (i) gross negligence or willful misconduct by the executive either in the course of his employment or which has a material adverse effect on the Company or on the executive’s ability to perform his duties adequately and effectively, and (ii) under Mr. Paterson’s employment agreement only, conviction of (or pleading guilty or nolo contendere to) a felony.

For Messrs. Paterson and Harvey, “good reason” means one or more of the following actions that are not cured within 20 days of receiving notice of such action from the executive: (i) a reduction in his base salary or target bonus (or maximum bonus percentages for Mr. Paterson) unless the same reduction is made with respect to all management personnel; (ii) a material diminution in his title, duties or responsibilities; (iii) a change as to whom he must report (unless, for Mr. Harvey, the change means Mr. Harvey reports to the chairman of the board); (iv) an unconsented relocation of the executive’s principal place of work more than 30 miles from Greenville, South Carolina or Montreal, Quebec, Canada; or (v) failure of a successor to expressly assume the agreement.

Mr. Wright

As a result of his retirement on January 1, 2010, Mr. Wright became ineligible for severance payments under his employment agreement. However, if Mr. Wright had been terminated by the Company without “cause” (as defined above) before his retirement, his employment agreement entitled him to the same lump sum payment available to Messrs. Paterson and Harvey, as described above.

As with Messrs. Paterson and Harvey, if Mr. Wright became entitled to payments under his change in control agreement due to a termination of employment before his retirement, then those payments could have been made in lieu of any payments under his employment agreement.

Messrs. Rougeau, Grandmont, Vachon and Melkerson.

Messrs. Rougeau, Grandmont, Vachon and Melkerson are covered by an executive severance policy, which provides severance pay and benefits upon a termination by the Company, except in connection with a change in control where different severance pay or related benefits might be available. Except as required by law, severance pay and benefits (other than outplacement counseling) are contingent upon the execution of a valid release.

Under the executive severance policy, if Messrs. Rougeau, Grandmont, Vachon and Melkerson are terminated involuntarily (except for cause) by the Company, they would be eligible for severance pay equal to six weeks of eligible pay per year of service, with a minimum of

52 weeks and a maximum of 104 weeks. Eligible pay would be base pay, plus the lesser of (i) the average of the last two annual bonuses paid or (ii) 125% of the current target bonus. The Human Resources and Compensation Committee has discretion to approve higher severance pay amounts. Severance pay is generally paid as a lump sum upon termination. However, Messrs. Rougeau, Grandmont, Vachon and Melkerson would have the option to elect to receive their full severance pay in the form of salary continuance. If an executive elects the salary continuance option, subject to the usual cost sharing arrangements, he would remain covered under Company group life insurance, medical, dental and pension plans (but not Company disability plans). Otherwise, all such benefits end on the last day worked. Finally, Messrs. Rougeau, Grandmont, Vachon and Melkerson would be eligible for outplacement counseling following a covered termination, regardless of whether they sign a release entitling them to additional pay or benefits under the executive severance policy.

Equity Awards

The Company maintains a variety of equity-based compensation plans. In light of the Creditor Protection Proceedings, the Company continues to review all of its options with respect to these plans or the implementation of future plans, if any. The Company believes that, due to market conditions and the Creditor Protection Proceedings, most awards under these plans have lost almost all of their value or are worthless. Moreover, payments and distributions on account of these plans are currently suspended due to the Creditor Protection Proceedings and cannot be made except pursuant to a court order or a confirmed plan or plans of reorganization. In addition, claims against the Company arising under these plans may be subordinated in right of payment to claims of general unsecured creditors pursuant to provisions of the U.S. Bankruptcy Code.

Messrs. Paterson, Harvey and Wright currently hold equity awards outstanding pursuant to the terms of one or more of the following four Company equity incentive plans of Bowater: the Bowater Incorporated 1997 Stock Option Plan, as Amended and Restated Effective January 1, 1997; the Bowater Incorporated 2000 Stock Option Plan; the Bowater Incorporated 2002 Stock Option Plan; and the Bowater Incorporated 2006 Stock Option and Restricted Stock Plan. Messrs. Rougeau, Grandmont Vachon and Melkerson currently hold equity awards pursuant to the terms of the Abitibi-Consolidated Inc. Stock Option Plan and the Abitibi-Consolidated Inc. Restricted Share Unit Plan.

Under each equity incentive plan, if an executive’s employment is terminated for cause, as determined by the Company, all options, SARs and restricted stock awards, whether or not vested and exercisable, would be forfeited.

Under each Bowater equity incentive plan except the Bowater Incorporated 2006 Stock Option and Restricted Stock Plan, if an executive’s employment is terminated without cause or by the executive for any reason other than death, disability or retirement, all unvested equity awards would be forfeited but the executive would have three months after termination to exercise all exercisable options and SARs. Under these plans, if the executive’s employment terminates due to disability or retirement, he would be treated under all awards as if employment had continued for five years after the date of termination for purposes of determining vesting and the portion of the award that is exercisable. If the executive dies, all awards would become exercisable and all restrictions and conditions would lapse.

Pursuant to the award agreements entered into in 2006 under the Bowater Incorporated 2006 Stock Option and Restricted Stock Plan, if an executive’s employment terminates due to death, disability, retirement or involuntary termination without cause, a pro rata portion of all unvested options would become exercisable on the date of termination. If the executive’s employment terminates due to retirement or disability, he would have five years from the date of termination to exercise vested option awards and two years if due to death. For any termination due to any reason other than death, retirement or disability, the executive would have 90 days to exercise the vested option awards following termination.

Pursuant to the award agreements entered into in 2007 under the Bowater Incorporated 2006 Stock Option and Restricted Stock Plan, if an executive’s employment terminates due to death, disability, retirement or involuntary termination without cause, all unvested options would become exercisable and all RSUs would become vested on the date of termination. If the executive’s employment terminates due to retirement or disability, he would have five years from the date of termination to exercise vested option awards and two years if due to death. For any termination due to any reason other than death, retirement or disability, the executive would have 90 days to exercise the vested option awards following termination.

Pursuant to the terms of the Abitibi-Consolidated Inc. Stock Option Plan, if the executive’s employment terminates due to death, involuntary termination without cause or retirement or any other reason approved by the Company, all unvested option awards would be forfeited. However, the executive would have five years after termination to exercise all vested options. If his employment terminates for any reason other than the foregoing, all unvested option awards would be forfeited and the executive would have three months after termination to exercise all vested options.

Pursuant to the terms of the Abitibi-Consolidated Inc. Restricted Share Unit Plan, if an executive’s employment terminates due to retirement or an involuntary termination leading to retirement eligibility at termination or immediately following the severance period, vesting of previously granted RSUs would proceed as if the employee had remained employed. If the executive’s employment is involuntarily terminated without cause, RSUs would continue to vest during the severance period. If the executive’s employment terminates due to death, vesting would be prorated to time worked, or time including severance period vesting if death occurred following retirement or involuntary termination without cause.

AbitibiBowater’s executives currently hold outstanding equity awards pursuant to the terms of the 2008 Equity Incentive Plan. Under this plan, if an executive’s employment is terminated without cause and without eligibility to retire, vested options would be exercisable during the 90 days following termination and a pro rata portion of RSUs would become vested on the date of termination. If the executive’s employment terminates due to death or long-term disability, vested options would remain exercisable for a period of two years from termination and a pro rata portion of RSUs would become vested on the date of termination. If his employment is terminated due to retirement or without cause while eligible for retirement, all awards would continue to vest with exercise rights maintained for five years (or to expiration) following vesting, in the case of options, and to term in the case of RSUs.

Severance Projection in the Case of Non-Change in Control, Non-Cause Termination

If the named executive officers had been terminated without cause (or if Messrs. Paterson or Harvey had terminated employment for good reason) on December 31, 2009, absent a change in control, the named executive officers would have received the following benefits under the severance arrangements described above:

	David J. Paterson		William G. Harvey		Pierre Rougeau		Alain Grandmont		Jacques P. Vachon		James T. Wright(1)		Jon Melkerson
Base Salary (1 - 2X)(2)	$1,800,000		$850,000		$450,000		$850,000		$680,000		$680,000		$650,000
Bonus (1- 3X)	524,502	(3)	140,766	(3)	126,045	(4)	250,870	(4)	168,733	(4)	118,398	(3)	148,300	(4)
Accelerated Vesting and Payment of RSUs	9,555		2,754		2,566		2,566		1,312		1,877		1,312
Total	2,334,057		993,520		578,611		1,103,437		850,045		800,275		799,612

(1)	Upon his resignation from the Company effective January 1, 2010, Mr. Wright became ineligible for the severance benefits described in this table.
(2)	Assumes annual base salaries of $900,000, $425,000, $450,000, $425,000, $340,000, $340,000 and $325,000, respectively.
(3)	For disclosure purposes, bonus calculations for Messrs. Paterson, Harvey and Wright are based on their 2007 bonuses, paid in 2008, which is the more conservative interpretation of the terms of the agreement and does not represent the interpretation the Company may ultimately make if severance payments are, in fact, triggered.
(4)	For disclosure purposes, bonus calculations for Messrs. Rougeau, Grandmont, Vachon and Melkerson are based on the average of their 2006 and 2007 bonuses, paid in 2007 and 2008, respectively, which is the more conservative interpretation of the terms of the severance policy and does not represent the interpretation the Company may ultimately make if severance payments are, in fact, triggered.

The accelerated equity awards include 8,160 options and 86,863 RSUs for Mr. Paterson; 9,130 options and 25,036 RSUs for Mr. Harvey; and 794 options and 17,063 RSUs for Mr. Wright. Stock option awards would not be accelerated for Messrs. Rougeau, Grandmont, Vachon and Melkerson, but RSUs would vest pro-ratably with 23,329 RSUs vesting for each of Messrs. Rougeau and Grandmont, and 11,927 RSUs vesting for each of Messrs. Vachon and Melkerson. No quantification in respect of stock options appears because the stock options all had exercise prices in excess of the fair market value of the underlying shares on December 31, 2009.

Due to the Creditor Protection Proceedings, severance payments to named executive officers are not permitted except pursuant to a court order or a confirmed plan or plans of reorganization.

Change in Control Benefits

This section provides a description of change in control benefits pursuant to legacy arrangements that were assumed by AbitibiBowater as a result of the combination. As mentioned above, due to the Creditor Protection Proceedings, payments of change in control benefits to the named executive officers are not permitted except pursuant to a court order or a confirmed plan or plans of reorganization.

Change in Control Arrangements of Former Bowater Executives

At present, certain named executive officers are entitled to change in control benefits pursuant to legacy arrangements entered into with Bowater before the combination. Bowater change in control agreements apply to Messrs. Paterson and Harvey and continue in effect until the date of the executive’s termination and, if applicable, until all severance payments and benefits have been provided under the executive’s change in control agreement. Before his retirement, Mr. Wright was also covered by a change in control agreement provided by Bowater.

Under the Bowater change in control agreements, if the executive’s employment is terminated within 36 months after a change in control (which did not occur with respect to Bowater upon the consummation of the combination), the executive would receive:

•	his accrued salary;

•	bonus awards for fiscal years completed before termination;

•	vacation pay; and

•	unless the executive’s termination is for “cause,” a prorated annual incentive award and all benefits under the benefit plans and policies to which he is entitled through his date of termination.

In addition, if his termination is for any reason other than death, disability or “cause,” or if the executive elects to terminate his employment for “good reason,” he would receive, in lieu of any severance payments provided in any applicable employment agreement, a lump sum payment payable as of the first day of the seventh month after termination in an amount equal to the sum of:

•	three times his annual base salary, using either the rate in effect as of his termination date or immediately before the change in control, whichever is greater;

•	three times his target annual incentive award, using either the rate in effect on termination of employment or immediately before the change in control, whichever is greater;

•

three times the largest annual contribution that could have been made to the defined contribution savings plans (both tax-qualified and supplemental) on the executive’s behalf for the fiscal year in which the change in control occurred, or, if greater, the maximum contribution that could have been made on the executive’s behalf for the fiscal year in which the executive’s employment terminated;

•	30% of the executive’s annual base salary, using either the rate in effect on termination of employment or immediately before the change in control, whichever is greater; and

•

an amount equal to the present value of the additional retirement benefits the executive would have earned for the three years following the date of termination under the tax-qualified and supplemental defined benefit retirement plans under which Messrs. Harvey and Wright are covered, or the defined contribution or savings plans under which Mr. Paterson is covered (excluding any employer matching contributions), as the case may be.

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

The Bowater agreements contain the following general definitions of a “change in control,” “cause” and “good reason,” which will now be determined with reference to AbitibiBowater. All definitions are qualified in their entirety by the terms of the agreements.

•

In general, a “change in control” occurs if: (i) any person becomes beneficial owner of an amount of Bowater stock representing 20% or more of the combined voting power of Bowater’s then outstanding voting securities, unless the board has approved the acquisition of up to 50% of these securities or the person has filed a Schedule 13G indicating the person’s intent to hold the securities for investment; (ii) less than 50% of the total membership of the board are continuing directors (as defined in the change in control agreements); or (iii) Bowater’s stockholders approve a merger, consolidation or reorganization of Bowater, or Bowater sells or otherwise transfers all or substantially all of Bowater’s assets, unless at least 50% of the voting power of the outstanding securities of the resulting entity is still owned by previous Bowater stockholders or at least 50% of the board of directors of the resulting entity are previous Bowater directors.

•

In general, “cause” means gross negligence or willful misconduct that has not been cured within 30 days after receipt of notice or conviction of a felony, which action has a demonstrable and material adverse effect upon Bowater.

•

In general, “good reason” means: (i) a substantial adverse change in the executive’s status, title, position or responsibilities (including a change in reporting relationships) as in effect within 180 days preceding, or at any time after, the change in control; (ii) failure to pay or provide the executive the compensation and benefits, in the aggregate, at least equal to those to which he was previously entitled within 180 days preceding, or at any time after, the change in control; (iii) the reduction of the executive’s salary as in effect on the date of the change in control or any time thereafter; (iv) Bowater’s failure to obtain from any successor its assumption of the change in control agreement; or (v) the relocation of the executive’s principal office to a location more than 35 miles from its location immediately before the change in control or a substantial increase in the executive’s travel obligations following the change in control.

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

The change in control agreements with Messrs. Paterson, Harvey and Wright provide that in the event any payment to the executive following a change in control results in the imposition of an excise tax under Section 4999 of the Code, the executive would receive an additional payment such that after the payment of all such excise taxes and any taxes on the additional payments, he will be in the same after-tax position as if no excise tax had been imposed.

Under each of the Bowater equity incentive plans, upon a change in control (as defined in the Bowater change in control agreements), all options and SARs become immediately exercisable in full and all restricted and performance stock awards will be immediately exchanged for common stock free of any restrictions or performance conditions. All stock options and SARs were underwater as of December 31, 2009.

Under each of the Bowater equity incentive plans except the 2006 Stock Option and Restricted Stock Plan, upon a change in control, all outstanding options, SARs and restricted stock awards held by Messrs. Paterson, Harvey and Wright would automatically be purchased by AbitibiBowater at the “Acceleration Price” within 30 days of the change in control. Acceleration Price means (i) in the case of a restricted stock award, the highest of (A) through (D) described below; and (ii) in the case of an option or SAR, the excess over the exercise or base price thereof of the highest of (A) though (D), on the date of a change in control: (A) the highest reported sales price of Bowater common stock within the 60 days preceding the date of the change in control; (B) the highest price of Bowater common stock reported in a Schedule 13D or an amendment thereto that is paid within the 60 days preceding the date of the change in control; (C) the highest tender offer price paid for Bowater common stock; and (D) any cash merger or similar price.

Change in Control Arrangements of Former Abitibi Executives

Messrs. Rougeau, Grandmont and Vachon

Messrs. Rougeau, Grandmont and Vachon are entitled to change in control benefits pursuant to legacy change in control agreements entered into with Abitibi before the combination. AbitibiBowater assumed the agreements in connection with the combination. For purposes of the Abitibi change in control agreements, a change in control occurred for Abitibi upon consummation of the combination. Consequently, if AbitibiBowater had terminated Messrs. Rougeau, Grandmont or Vachon from employment before October 29, 2009 other than for “just cause,” death, disability or retirement, or if the executive had terminated for “good reason,” the executive would have been entitled to severance. Because each executive remained employed with the Company until such date, he is not eligible to receive severance payments or benefits under his agreement unless terminated for one of the above reasons within two years after the occurrence of another change in control.

Generally, the Abitibi change in control agreements are effective until the date of the executive’s termination for any reason or, if applicable, until all severance payments and benefits have been provided under the executive’s change in control agreement. However, if an executive becomes disabled (as defined in the change in control agreements), AbitibiBowater could terminate his agreement at any time with 30 days’ notice.

Under the Abitibi change in control agreements, if the employment of Messrs. Rougeau, Grandmont or Vachon is terminated by AbitibiBowater other than for “just cause,” death, disability or retirement or by the executive for “good reason,” the executive would be entitled to receive a lump sum payment upon termination equal to three times the following sum, less required statutory deductions:

•	the executive’s base salary in effect at the end of the month immediately before the month of termination, plus

•	the greater of the executive’s last annual bonus earned in the year immediately before termination or the average of the annual bonuses earned in the two years preceding his termination.

In addition, for up to three years after his termination date or, if earlier, upon receipt of equivalent benefits from another employer, the executive could continue to receive group welfare benefits, other than disability insurance benefits. In the alternative, the executive would be entitled to receive cash payments equal to the value of such continued benefits (as determined by a mutually agreed upon accountant). Also, Messrs. Grandmont and Vachon would each be entitled to receive an additional three years of age and service credited under the Abitibi Canadian pension plans (above actual age and credited service), and imputed earnings during the extra three years of service would be included in the earnings components of the pension calculations. Mr. Rougeau, who currently has a frozen pension benefit under the Abitibi Canadian pension plans, would be entitled to an additional three years of age credited under such plans (above actual age), and imputed earnings during the extra three years of age credited would be included in the earnings components of his pension calculations. Because Mr. Rougeau is currently an active participant in the Canadian defined contribution plans, the Company would also credit his account under the Canadian DC SERP with an amount equal to three times the annual Company contributions to which he is regularly entitled (as described above). For purposes of this special contribution to the Canadian DC SERP, Mr. Rougeau’s eligible earnings would equal the sum of his base salary as of his termination date and the average of his three highest annual bonuses paid with respect to the five years immediately preceding his termination date. All additional pension benefits would be payable upon termination in accordance with the terms of the applicable pension plans or retirement agreements.

In addition, upon termination, all outstanding stock options would become fully vested but would remain exercisable in accordance with their terms as though the executive remained employed or, in the case of Mr. Vachon only, the executive could elect within 90 days following his termination that the Company purchase his unexercised options at a price equal to the difference between the fair market value thereof (as defined in his change in control agreement) and the aggregate option price for such shares. All outstanding RSUs awarded to Messrs. Rougeau, Grandmont or Vachon would continue to vest during the severance period as though the executive remained employed.

The Abitibi agreements contain the following general definitions of a “change in control,” “cause” and “good reason.” All definitions are qualified by their entirety by the terms of the agreements.

•

In general, a “change in control” means (i) the acquisition of a number of voting shares equal to or greater than 35% of the total number of voting shares immediately after such acquisition, unless another person or group has already acquired a greater percentage of voting shares; (ii) the election or appointment of a number of members of the board of directors equal to or greater than one-third of the board of directors; (iii) any transaction or series of transactions whereby assets of the Company become the property of any other person (other than a subsidiary of the Company) if such assets have a fair market value (net of any existing liabilities assumed by such other person as part of the same transaction) equal to 50% or more of the Company’s market capitalization (as defined in the agreement) immediately before such transaction; or (iv) the completion of any transaction or the first of a series of transactions that would have the same or similar effect as any transaction or series of transactions referred to in clauses (i), (ii) and (iii).

•

In general, “just cause” means (i) after notice and an opportunity to cure, the willful failure of the executive to properly carry out his duties; or (ii) theft, fraud, dishonesty or material misconduct.

•

In general, “good reason” means (i) with the executive’s consent, assignment of duties materially inconsistent with the executive’s existing duties, position or responsibilities, or failure to reappoint the executive to his existing position, duties or responsibilities; (ii) reduction of the executive’s salary; (iii) failure to continue any incentive, compensation, pension, or welfare benefits, or the taking of any action that would adversely affect the executive’s participation in the plans or material reduce the benefits under such plans; (iv) relocation to a location other than the Company’s principal offices, or substantial increase in travel obligations; (v) any reason that would be considered constructive dismissal by a court of competent jurisdiction; (vi) failure of a successor company to assume the severance agreement; or (vii) if the executive consents to relocate and the Company does not pay for the moving expenses plus the extra cost of obtaining a new residence.

Each Abitibi change in control agreement generally provides that the executive will be reimbursed for all legal fees and expenses as a result of the termination of employment in circumstances covered by the agreement. Each agreement also imposes confidentiality restrictions and a two-year non-compete obligation.

Mr. Melkerson

Mr. Melkerson is covered by a change in control agreement with AbitibiBowater provided pursuant to his 2007 offer letter. The change in control agreement is generally effective until the date of Mr. Melkerson’s termination for any reason or, if applicable, until all severance payments and benefits have been provided under the agreement. However, if Mr. Melkerson becomes disabled (as defined in the agreement), the Company can terminate his agreement at any time with 30 days’ notice. Also, the Company may amend or terminate Mr. Melkerson’s agreement at any time, other than within 90 days before or after a change in control, in order to comply with applicable laws or conform with prevailing corporate practices of comparable companies, provided that all other change in control agreements between the Company and similarly situated executives are also amended or terminated, as the case may be, and Mr. Melkerson is notified of the amendment or termination and the reason for its adoption within 30 days after it is adopted.

Under his change in control agreement, if Mr. Melkerson is terminated by the Company other than for “cause” or disability, or if he terminates employment for “good reason,” within 24 months after a change in control, he would be entitled to receive a lump sum payment upon termination equal to two times the following sum, less required statutory deductions:

•	his annual base salary at the rate in effect on his termination date, plus

•	the lesser of the average of the last two annual bonuses paid, or 125% of his target bonus in effect on his termination date, plus

•	the largest annual contribution that could have been made by the Company to its defined contribution savings plans on Mr. Melkerson’s behalf for the fiscal year of the termination date.

In addition, for up to 24 months after his termination date or, if earlier, upon commencement of coverage under another employer’s health care and life insurance programs, Mr. Melkerson (and his spouse, surviving spouse and dependents) could continue to receive the health care and life insurance coverage provided by the Company to executives as of the change in control date, subject to applicable premiums no greater than those in effect for actively employed executives. To the extent the Company cannot provide Mr. Melkerson with such health care or life insurance coverage, he would be entitled to receive a lump sum cash payment generally equal to the difference between the full premium cost of such coverage and the premium amount he would have been required to pay. In addition, upon termination, all outstanding stock options and RSUs would become fully vested but remain exercisable in accordance with their terms as though Mr. Melkerson remained employed. Finally, Mr. Melkerson would be entitled a lump sum payment of $20,000 in lieu of individual outplacement services.

Mr. Melkerson’s agreement contains the following general definitions of a “change in control,” “cause” and “good reason.” All definitions are qualified by their entirety by the terms of the agreements.

•

In general, a “change in control” means (i) the acquisition of a number of voting shares equal to or greater than 50% of the total number of voting shares immediately after such acquisition; (ii) the election or appointment of a number of members of the board of directors equal to or greater than 50% of the board of directors; (iii) any transaction or series of transactions whereby assets of the Company become the property of any other person (other than a subsidiary of the Company) if such assets have a fair market value (net of any existing liabilities assumed by such other person as part of the same transaction) equal to 50% or more of the Company’s market capitalization (as defined in the agreement) immediately before such transaction; or (iv) the completion of any transaction or the first of a series of transactions that would have the same or similar effect as any transaction or series of transactions referred to in clauses (i), (ii) and (iii).

•	In general, “cause” means Mr. Melkerson’s gross negligence, willful misconduct or conviction of a felony, which has a demonstrable and material adverse effect on the

Company, provided that if cause exists by virtue of his gross negligence or willful misconduct that is capable of being cured, the Company will give him written notice of the alleged negligence or misconduct. If Mr. Melkerson cures the negligence or misconduct within 30 days after receiving the notice, then he would not be terminated for cause as a result of such negligence or misconduct.

•

In general, “good reason” means (i) a material change in Mr. Melkerson’s status, title, position or responsibilities (including in reporting line relationships) that represents a substantial adverse change from his status, title, position or responsibilities as in effect immediately preceding or at any time within 24 months after the change in control; the assignment to Mr. Melkerson of any duties or responsibilities that are materially inconsistent with his status, title, position or responsibilities as in effect immediately preceding or at any time within 24 months after the change in control; or any removal of Mr. Melkerson from or failure to reappoint or reelect him to any material office or position held immediately preceding or at any time within 24 months after the change in control; (ii) a material reduction in Mr. Melkerson’s compensation and benefits, in the aggregate, to those provided for under the employee compensation and benefit plans, programs and practices in which he was participating immediately preceding or at any time within 24 months after the change in control; (iii) a material reduction of Mr. Melkerson’s salary as in effect immediately preceding or at any time within 24 months after the change in control; (iv) the failure of a successor company to assume the change in control agreement; or (v) a material change in the geographic location at which Mr. Melkerson is to perform services on behalf of the Company from the location immediately before the change in control.

Mr. Melkerson’s change in control agreement provides that he would be reimbursed for all legal, accounting or actuarial fees and expenses incurred by him (i) to confirm his rights to, and amounts of, payments under the agreement, (ii) to contest or dispute any termination following a change in control, or his rights to payments or benefits under the agreement, or (iii) in connection with any tax audit, contest or litigation related to payments or benefits under the agreement. The agreement also imposes confidentiality restrictions and a two-year non-compete obligation.

Based upon a hypothetical termination and change in control date of December 31, 2009, the change in control termination benefits for the named executive officers would be as set forth in the following table.

	David J. Paterson	William G. Harvey	Pierre Rougeau	Alain Grandmont	Jacques P. Vachon	James T. Wright	Jon Melkerson
Severance	$4,725,000	$2,167,500	$1,493,780	$1,452,413	$1,146,726	$1,530,000	$719,918	(4)
Pro-rata bonus	675,000	297,500	—	—	—	170,000	—
Payment based on historic savings plan contributions	189,000	86,700	—	—	—	61,200	—
Welfare payment	270,000	127,500	—	—	—	102,000	—
Outplacement	20,000	20,000	—	—	—	20,000	—
Value of equity awards(1)	18,632	5,456	5,302	5,302	2,710	3,674	2,710
Additional retirement benefit(2)	732,267	323,191	831,000	1,560,000	711,000	228,135	146,000

Total pre-tax value	6,629,899	3,027,847	2,330,082	3,017,715	1,860,436	2,115,009	868,628
Excise tax and gross-up payment(3)	2,634,433	1,310,290	—	—	—	866,078	—

Total funding	$9,264,332	$4,338,137	$2,330,082	$3,017,715	$1,860,436	2,981,087	$868,628

(1)	Assumes stock prices of $0.11 (price of AbitibiBowater common stock on December 31, 2009) and $0.20 (highest closing price of AbitibiBowater common stock within 60 days preceding December 31, 2009), as applicable, and the following semi-annual federal interest rates: short-term, 0.83%; mid-term, 3.14%; long-term, 4.96%.
(2)	Assumes conversion to a lump sum amount using (i) for U.S. pension plans, segment rates of 5.24% for the first five years, 5.69% for the next 15 years, and 5.37% for each year thereafter; and (ii) for Canadian pension plans, a rate of 6.4%.
(3)	Assumes federal individual income tax rate of 35% and South Carolina state individual tax rate of 7%.
(4)	For disclosure purposes, the pro-rata bonus calculation for Mr. Melkerson is based on the average of his 2006 and 2007 bonuses, paid in 2007 and 2008, respectively, which is the more conservative interpretation of the terms of his change in control agreement and does not represent the interpretation the Company may ultimately make if severance payments under the agreement are, in fact, triggered.

No qualification is provided for outstanding stock options since all awards had exercise prices in excess of the fair market value of common stock on December 31, 2009.

The Company may not take a tax deduction for amounts subject to the change in control excise tax under Section 4999 of the Code or the related gross-up payments. Calculations to estimate the excise tax due and the gross-up payments are complex and require a number of assumptions. The gross-up payments detailed above are calculated based on the assumption that the excise tax rate under Section 4999 of the Code is 20%, the cumulative rate for other taxes, including federal, state, and local income taxes, applicable for each affected named executive officer is 42%, that all shares subject to outstanding equity awards are treated as accelerated upon a change in control and included in the gross-up calculation in full, and the equity awards were valued taking into account the closing price of a share of AbitibiBowater common stock on December 31, 2009, which was $0.11 per share, and an exchange rate of $0.9494 per Canadian dollar. These calculations are estimates for disclosure purposes only.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information as of April 30, 2010 on the beneficial ownership of common stock and exchangeable shares by each of our directors and named executive officers, the directors and named executive officers as a group, and all those known to us to beneficially own more than 5% of the outstanding common stock (based solely on a review of Schedules 13D or 13G filed with the SEC).

	Common Stock
Name and Address of Beneficial Owner	Number of Shares (1)(8)(9)		Percent of Class	Total Voting Power (2)
Fairfax Financial Holdings Limited	36,886,111	(3)	40.3%	39.0%
95 Wellington Street West, Suite 800
Toronto, Ontario M5J 2N7 Canada
Far East Investment & Services Ltd.	2,974,676	(4)	5.2%	4.9%
15C, 35 Braemar Hill Road
Hong Kong Island HKG China
David J. Paterson	495,811	(5)	*	*
William G. Harvey	152,472	(6)	*	*
Alain Grandmont	74,476		*	*
Pierre Rougeau	85,750		*	*
Jacques P. Vachon	48,182		*	*
Jon Melkerson	26,320	(7)	*	*
James Wright	95,404		*	*
John Q. Anderson	—		—	—
Jacques Bougie, O.C.	37,504		*	*
William E. Davis	2,194		*	*
Richard B. Evans	102,080		*	*
Anthony F. Griffiths	—		—	—
Ruth R. Harkin	7,500		*	*
Lise Lachapelle	882		*	*
Gary J. Lukassen	1,380		*	*
Paul C. Rivett	—		—	—
John A. Rolls	11,440		*	*
Togo D. West, Jr.	7,511		*	*
Directors and named executive officers as a group (18 persons)	1,148,906	(9)	2.1%	2.0%

*	Less than 1%
(1)	For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have beneficial ownership of the shares of common stock that the person has the right to acquire within 60 days of the date of determination. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, all the shares the person or persons has (have) the right to acquire within 60 days (as well as the shares of common stock underlying vested stock-settled RSUs and vested options) are deemed to be outstanding but are deemed not to be outstanding for the purpose of computing the percentage ownership of any other person. All numbers listed represent sole investment and voting power unless otherwise indicated.

(2)	On all matters submitted for a stockholder vote, holders of common stock and the holder of the “special voting stock” representing the exchangeable shares vote together as a single class. Pursuant to a voting and exchange trust agreement, the trustee is entitled to cast a number of votes equal to the number of outstanding exchangeable shares not owned by us or our affiliates and as to which the trustee has timely received voting instructions from the holders of exchangeable shares. Accordingly, percentages in the total voting power column have been calculated based on the total number of shares of common stock and exchangeable shares outstanding as of April 30, 2010, excluding all exchangeable shares held by us and our affiliates.
(3)	This information has been obtained from an amended Schedule 13D filed on March 23, 2009 by V. Prem Watsa, 1109519 Ontario Limited, The Sixty Two Investment Company Limited, 810679 Ontario Limited, Fairfax Financial Holdings Limited, TIG Insurance Company, The North River Insurance Company, OdysseyRe Holdings Corp., Odyssey America Reinsurance Corporation, Northbridge Financial Corporation, Markel Insurance Company of Canada, Commonwealth Insurance Company, Federated Insurance Company of Canada, Lombard General Insurance Company of Canada and Lombard Insurance Company. The shares are issuable upon the exercise of conversion rights in respect of the 8.0% convertible notes due 2013 issued to Fairfax Financial Holdings Limited and certain of its subsidiaries pursuant to a note purchase agreement entered into as of March 24, 2008 between the Company and Fairfax Financial Holdings Limited. The reporting persons reported that they exercise shared voting and dispositive power on all the shares.
(4)	This information has been obtained from a Form 3 filed on April 22, 2010 by Far East Investment & Services Ltd. The reporting person reported that it owns the shares directly. The reporting person has not filed, to our knowledge, any schedule pursuant to Regulation 13D-G under the Exchange Act.
(5)	159,287 shares are pledged to a financial institution as collateral for a loan.
(6)	Includes 40 exchangeable shares.
(7)	99 shares are pledged to the Company as collateral for a loan made in 1999.
(8)	The shares of common stock held in Company benefit plans are as follows:

David J. Paterson	355
William G. Harvey	3,766
James Wright	3,401

(9)	The shares of common stock underlying exercisable stock options are as follows:

David J. Paterson	230,483
William G. Harvey	68,854
Alain Grandmont	56,566
Pierre Rougeau	66,328
Jacques P. Vachon	38,635
Jon Melkerson	17,247
James Wright	71,680
William E. Davis	343
Richard B. Evans	1,040
Lise Lachapelle	632
Gary J. Lukassen	343
John A. Rolls	11,440
Togo D. West, Jr.	7,511

(10)	Includes 7,167 shares held in benefit plans and 571,102 shares underlying exercisable stock options.

The remaining information called for by this item relating to securities authorized for issuance under equity compensation plans is provided in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of the Original 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Some of the more significant aspects of the Company’s corporate governance principles, which are designed to comply with the standards established by the SEC and the NYSE, include the following:

•

Our by-laws and corporate governance principles require that all directors, except for the president and chief executive officer and, at the discretion of the board, up to two additional directors, be “independent directors.” The definition of independent directors set forth in our corporate governance principles is based on the definition from NYSE’s corporate governance standards, which require a majority of directors to be “independent.”

•	Each member of the Audit Committee, Human Resources and Compensation Committee and Nominating and Governance Committee must be “independent.”

•

Our independent directors (namely, all directors except for Messrs. Paterson and Rivett and former director Mr. Weaver), where required, hold formal executive sessions after board meetings without the presence of non-independent directors or executive officers. The chair presides at these meetings.

The board has determined that directors Anderson, Bougie, Davis, Evans, Griffiths, Harkin, Lachapelle, Lukassen, Rolls and West (ten out of the Company’s twelve directors) are “independent,” as defined in the NYSE’s corporate governance standards and our by-laws. The board has also determined that each of the Audit Committee, Human Resources and Compensation Committee and Nominating and Governance Committee is made up entirely of independent directors. As part of these determinations, which included considering the relationships described below under Related Party Transactions and the categories of relationships below, the board determined that none of the independent directors has a material relationship with the Company.

Our corporate governance principles reflect the board’s determination that the following categories of relationships are not material and will not impair a director’s independence:

•

Ownership of less than 5% of the equity of, or being a director of, another company that does business with the Company where the annual sales to, or purchases from, the Company are less than 5% of the annual revenues of either company.

•

Ownership of less than 5% of the equity of, or being an executive officer or director of, an unaffiliated company that is indebted to the Company (or to which the Company is indebted), where the total amount of either company’s indebtedness to the other is less than 5% of the total consolidated assets of either company.

•

Serving as an officer, director or trustee of a charitable organization, where the Company’s charitable contributions to the organization are less than 2% of that organization’s total annual charitable receipts, or $20,000 per year, whichever is less.

We have adopted a written code of business conduct that applies to all employees of the Company, including subsidiaries and divisions, including our president and chief executive officer, chief financial officer and chief accounting officer. Under the code of business conduct, employees are required to obtain the prior approval of the senior vice president, corporate affairs and chief legal officer or, in the case of executive officers, from the Audit Committee, before entering into any transaction that might present a conflict of interest, including related party transactions with the Company.

The board has a separate board of directors’ code of conduct that contains provisions specifically applicable to directors. The board’s code of conduct, among other things, sets forth our policies with regard to the review and approval of conflicts of interest or related party transactions with respect to board members. The guidelines apply to transactions in which a director’s personal interest is adverse to, or may appear to be adverse to, the interests of the Company as a whole. The guidelines provide that, with respect to any such transaction, a director shall recuse him or herself from any board decision involving another firm or company with which the director is affiliated and directors may not receive a personal benefit from a person or firm that is seeking to do business or to retain business with the Company, unless such a relationship is fully disclosed by the interested director and approved by the vote of the directors disinterested in the transaction.

The board, acting through the disinterested directors, considered each of the transactions discussed under Related Party Transactions below and determined that each transaction complied with the guidelines. The Audit Committee is responsible for reviewing and overseeing related party transactions and conflicts of interest situations involving the Company, its directors, officers and related parties.

Related Party Transactions

Paul C. Rivett, a director, is vice president and chief legal officer of Fairfax Financial Holdings Limited (“Fairfax”), and he is expected to benefit from the transactions described below only to the extent that Fairfax, as an entity, benefits.

Convertible Notes

On April 1, 2008, we consummated a private sale of $350 million of 8% convertible notes due April 15, 2013 (the “Convertible Notes”) to Fairfax and certain of its designated subsidiaries. The Convertible Notes bear interest at a rate of 8% per annum (10% per annum if we elect to pay interest “in kind” by issuing additional convertible notes with the same terms). Bowater provided a full and unconditional guarantee of the payment of principal and interest on the Convertible Notes. Bowater’s guarantee ranks equally in right of payment with all of our existing and future unsecured senior indebtedness. The Convertible Notes are not guaranteed by Abitibi, Donohue Corp., an indirect subsidiary of the Company, or any of their respective subsidiaries. The Convertible Notes are convertible into shares of our common stock at a conversion price of $10.00 per share. We paid $20 million of fees to entities other than Fairfax (including investment banking fees, legal fees, etc.), in connection with the issuance of the Convertible Notes. On April 15, 2008, Fairfax exercised its right to appoint two directors (Messrs. Griffiths and Rivett) to our board pursuant to the terms of the purchase agreement. On October 15, 2008, we elected to pay in kind the interest payment due on that date and issued $19 million of additional Convertible Notes in respect thereof. As a result, the balance as of December 31, 2009 of the Convertible Notes outstanding was $369 million, convertible into an aggregate of 36,886,111 shares of our common stock. We have made no payments of principal, nor interest, on the Convertible Notes since the beginning of the last fiscal year. The commencement of the Creditor Protection Proceedings caused an event of default under the Convertible Notes and they therefore became automatically and immediately due and payable by their terms. Any action to enforce those payment obligations, however, is stayed as a result of the commencement of the Creditor Protection Proceedings.

Under the terms of the registration rights agreement relating to the Convertible Notes, we may be liable for penalties of up to 0.50% per annum of the principal amount of the Convertible Notes to the extent we are unable to maintain an effective registration statement for common shares deliverable upon conversion. We have not filed a registration statement in respect of those shares as a result of the Creditor Protection Proceedings.

Backstop Agreement

On February 9, 2009, in order to enhance near-term liquidity, Abitibi entered into agreements with two affiliates of Fairfax, pursuant to which those affiliates agreed to backstop a portion of the proceeds to be received in an anticipated sale of timberlands property by Abitibi to a third party. Under the terms of the backstop agreements, the Fairfax affiliates agreed to (i) purchase the timberlands property from Abitibi for a total price of $55 million in the event that the proposed sale to the third party was not consummated and (ii) advance $25 million of the purchase price on February 9, 2009 and an additional $30 million on February 17, 2009 upon Abitibi’s request (provided such amounts be reimbursed upon consummation of the timberlands sale with the third party). The timberlands sale was consummated with the third party on February 20, 2009, and the Fairfax affiliates were reimbursed the entirety of the amounts advanced to Abitibi under the agreements and paid a termination fee of $1 million.

Additional Liquidity Transaction

Bowater and other parties to its U.S. and Canadian bank credit facilities amended those facilities on February 27, 2009 to reflect the lenders’ consent to $12 million of additional liquidity provided to Bowater Canadian Forest Products Inc., an indirect subsidiary of Bowater, by Fairfax on February 6, 2009 and to treat the advance as an “additional loan” thereunder, thus allowing the collateral securing the Canadian bank credit facility (other than certain fixed assets of Bowater Newsprint South LLC, a direct subsidiary of AbitibiBowater Inc., and certain of its subsidiaries) to secure the additional loan on a last-out basis. As of December 31, 2009, the weighted average interest rate on the additional liquidity was 8% (based on a specified market interest plus a margin). We made no interest or principal payments to Fairfax in respect of the additional liquidity. The commencement of the Creditor Protection Proceedings caused an event of default under the U.S. and Canadian bank credit facilities, which therefore became automatically and immediately due and payable by their terms. Any action to enforce those payment obligations, however, is stayed as a result of the commencement of the Creditor Protection Proceedings.

Bowater DIP Agreement

The description of the Bowater DIP Agreement, as defined in the Original 10-K, is incorporated by reference to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Bowater Liquidity – Bowater DIP Agreement in the Original 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our Audit Committee appointed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2009.

The Audit Committee’s policy is to pre-approve all audit and non-audit services performed by the Company’s independent registered public accounting firm, including audit-related, tax and other services. The Audit Committee pre-approved all audit and permissible non-audit services provided by PwC in 2009.

The Company’s chief financial officer, chief accounting officer (or another officer designated by the board) and the independent registered public accounting firm must submit to the Audit Committee a request to provide any service that requires pre-approval. Each request must include a statement as to whether the independent registered public accounting firm and the submitting officer view the provision of the requested services as consistent with the SEC’s rules on auditor independence. The request must be sufficiently detailed to enable the Audit Committee to precisely identify the services requested. The Audit Committee may delegate pre-approval authority to its chair or one or more other committee members, but not to management. Any committee member with delegated authority must report all pre-approval decisions to the Audit Committee at its next scheduled meeting.

The following table contains certain information on the fees paid to PwC for professional services rendered in the years ended December 31, 2009 and 2008.

Fee Category	2009 Fees	2008 Fees
	(in thousands)
Audit fees	$6,290	$8,283
Audit-related fees	151	1,167
Tax fees	573	350
All other fees	63	203

Total fees	$7,077	$10,003

Audit fees. Audit fees consist of fees billed for professional services rendered for the audits of annual consolidated financial statements and internal control over financial reporting, review of interim consolidated financial statements included in quarterly reports on Form 10-Q and other services provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees consist primarily of fees for audits of financial statements of certain employee benefit plans and other attestation engagements.

Tax fees. Tax fees in each of 2008 and 2009 consisted primarily of tax planning and consulting for our Canadian and U.S. legal entities.

All other fees. All other fees in each of 2008 and 2009 consist mainly of translation services for the Company’s periodic reports.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of the Original 10-K.

2.	Financial Statement Schedule

The financial statement schedule required to be filed in our Annual Report on Form 10-K is included in the Original 10-K.

3.	Exhibits

Exhibit No.	Description

2.1*	Combination Agreement and Agreement and Plan of Merger, dated as of January 29, 2007, among Alpha-Bravo Holdings Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc., and Bowater Canada Inc. (incorporated by reference from Exhibit 2.1 to Bowater Incorporated’s Current Report on Form 8-K filed January 29, 2007, SEC File No. 001-08712).

Exhibit No.	Description

2.1.1*	First Amendment, dated as of May 7, 2007, to the Combination Agreement and Agreement and Plan of Merger dated as of January 29, 2007 among AbitibiBowater Inc., Abitibi-Consolidated Inc., Bowater Incorporated, Alpha-Bravo Merger Sub Inc. and Bowater Canada Inc. (the “First Amendment”) (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed May 10, 2007, SEC File No. 001-08712).

2.2*	Form of Plan Arrangement (incorporated by reference from Annex E to the Joint Proxy Statement/Prospectus/Management Information Circular of AbitibiBowater Inc., filed pursuant to Rule 424(b)(3) on June 25, 2007).

3.1*	Second Amended and Restated Certificate of Incorporation of AbitibiBowater Inc. effective July 8, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 11, 2008, SEC File No. 001-33776).

3.2*	Second Amended and Restated By-Laws of AbitibiBowater Inc. effective April 29, 2009 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 29, 2009, SEC File No. 001-33776).

4.1*	Indenture, dated as of August 1, 1989, between Bowater Incorporated and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference from Exhibit 4.0 to Bowater Incorporated’s Quarterly Report on Form 10-Q filed November 10, 1989, SEC File No. 001-08712).

4.2*	Trust Indenture, dated as of December 12, 1989, between Canadian Pacific Forest Products Limited and Montreal Trust Company, as Trustee (incorporated by reference from Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

4.3*	Note Agreement, dated as of November 1, 1990, between Canadian Pacific Forest Products Limited and the Purchasers named therein (incorporated by reference from Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

4.4*	Indenture, dated as of December 1, l991, between Bowater Incorporated and Marine Midland Bank, N.A., as Trustee (incorporated by reference from Exhibit 4.8 to Bowater Incorporated’s Annual Report on Form 10-K for 1991, SEC File No. 001-08712).

Exhibit No.	Description

4.5*	Indenture, dated as of October 15, l992, between Bowater Incorporated and The Chase Manhattan Bank (N.A.) as Trustee (incorporated by reference from Exhibit 4.10 to Bowater Incorporated’s Annual Report on Form 10-K for 1992, SEC File No. 001-08712).

4.6*	Indenture, dated as of April 6, 1998, between Abitibi-Consolidated Inc. and Montreal Trust Company, as trustee (incorporated by reference from Exhibit 4.6 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.7*	First Supplemental Indenture to the April 6, 1998 Indenture, dated as of September 1, 2001, between Abitibi-Consolidated Inc., 3834328 Canada Inc. and Abitibi-Consolidated Inc as partners, Abitibi-Consolidated General Partnership and Computershare Trust Company of Canada (incorporated by reference from Exhibit 4.7 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.8*	Second Supplemental Indenture to the April 6, 1998 Indenture, dated as of October 1, 2001, between Abitibi-Consolidated Inc., 3834328 Canada Inc. and Abitibi-Consolidated Inc as partners, Abitibi-Consolidated General Partnership, Donohue Forest Products Inc. and Computershare Trust Company of Canada (incorporated by reference from Exhibit 4.8 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.9*	Third Supplemental Indenture to the April 6, 1998 Indenture, dated as of December 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated General Partnership and Computershare Trust Company of Canada (incorporated by reference from Exhibit 4.9 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.10*	Fourth Supplemental Indenture, dated April 1, 2008, to the indenture governing the 6.95% Senior Notes due 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

4.11*	Indenture, dated as of July 26, 1999, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P. and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference from Exhibit 4.10 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

Exhibit No.	Description

4.12*	First Supplemental Indenture to the July 26, 1999 Indenture, dated as of September 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., 3834328 Canada Inc. and Abitibi-Consolidated Inc. as partners, Abitibi-Consolidated General Partnership and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.11 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.13*	Second Supplemental Indenture to the July 26, 1999 Indenture, dated as of October 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., 3834328 Canada Inc. and Abitibi-Consolidated Inc. as partners, Abitibi-Consolidated General Partnership, Donohue Forest Products Inc. and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.12 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.14*	Third Supplemental Indenture to the July 26, 1999 Indenture, dated as of December 1, 2001, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated General Partnership and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.13 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.15*	Fourth Supplemental Indenture to the July 26, 1999 Indenture, dated as of November 21, 2005, between Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P., Abitibi-Consolidated Company of Canada and The Bank of Nova Scotia Trust Company of New York (incorporated by reference from Exhibit 4.14 to Abitibi-Consolidated Inc.’s Annual Report on Form 20-F/A for the year ended December 31, 2007 filed April 10, 2008, SEC File No. 001-14636).

4.16*	Fifth Supplemental Indenture, dated April 1, 2008, to the indenture governing the 7.875% Senior Notes due 2009 (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

4.17*	Indenture dated as of October 31, 2001, by and among Bowater Canada Finance Corporation (as Issuer), Bowater Incorporated (as Guarantor) and The Bank of New York (as Trustee) (incorporated by reference from Exhibit 10.3 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed November 14, 2001, SEC File No. 001-08712).

Exhibit No.	Description

4.18*	Indenture, dated November 2001, among Abitibi-Consolidated Inc., Abitibi-Consolidated Finance L.P. (as Issuer) and The Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference from Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-9/A filed July 12, 2000, SEC File No. 001-14636).

4.19*	Indenture, dated December 11, 2001, among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada (as Issuer) and The Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference from Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-9/A filed November 20, 2001, SEC File No. 001-14636).

4.20*	First Supplemental Indenture, dated April 1, 2008, to the indenture governing the 5.25% Senior Notes due 2008 (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

4.21*	Indenture dated June 19, 2003, by and between Bowater Incorporated, as Issuer, and The Bank of New York, as Trustee (incorporated by reference from Exhibit 4.2 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003, SEC File No. 001-08712).

4.22*	Senior Indenture, dated March 17, 2004, between Bowater Incorporated and The Bank of New York (incorporated by reference from Exhibit 4.1 to Bowater Incorporated’s Current Report on Form 8-K filed March 17, 2004, SEC File No. 001-08712).

4.23*	First Supplemental Indenture, dated March 17, 2004, between Bowater Incorporated and The Bank of New York (incorporated by reference from Exhibit 4.2 to Bowater Incorporated’s Current Report on Form 8-K filed March 17, 2004, SEC File No. 001-08712).

4.24*	Indenture, dated June 15, 2004, among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada (as Issuer) and the Bank of Nova Scotia Trust Company of New York (as Trustee) (incorporated by reference from Exhibit 7.1 to Abitibi-Consolidated Inc.’s Form F-10 filed July 26, 2004, SEC File No. 001-14636).

4.25*	Form of Provisions Attaching to the Exchangeable Shares (incorporated by reference from Schedule 1 of Annex F to the Joint Proxy Statement/Prospectus/Management Information Circular of the Company, filed pursuant to Rule 424(b)(3) on June 25, 2007).

Exhibit No.	Description

4.26*	Form of Amended and Restated Support Agreement, among AbitibiBowater Inc., Bowater Canadian Holdings Incorporated, AbitibiBowater Canada Inc. and Bowater Incorporated (incorporated by reference from Exhibit 4.1 to the Company’s Form S-3ASR filed October 29, 2007).

4.27*	Certificate of Designation of Special Voting Stock of AbitibiBowater Inc. effective as of 5:45 a.m. Eastern Time on October 29, 2007 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K12B/A filed October 29, 2007, SEC File No. 001-33776).

4.28*	13.75% Senior Secured Notes due 2011 Indenture, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, the Guarantor Parties named therein and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

4.29*	15.5% Senior Notes due 2010 Indenture, dated April 1, 2008, by and among Abitibi-Consolidated Company of Canada, the Guarantor Parties named therein and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

4.30*	8% Convertible Senior Notes due 2013 Indenture, dated April 1, 2008, by and among AbitibiBowater Inc., Bowater Incorporated and The Bank of New York Trust Company, N.A. (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

9.1*	Form of Amended and Restated Voting and Exchange Trust Agreement among AbitibiBowater Canada Inc., Bowater Canadian Holdings Incorporated, AbitibiBowater Inc., Bowater Incorporated and CIBC Mellon Trust Company (incorporated by reference from Exhibit 9.1 to the Company’s Form S-3ASR filed October 29, 2007).

10.1*	Purchase Agreement, dated March 24, 2008, by and between AbitibiBowater Inc. and Fairfax Financial Holdings Limited (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, SEC File No. 001-33776).

10.2*	8% Convertible Senior Notes due 2013 Registration and Qualification Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

Exhibit No.	Description

10.3*	13.75% Senior Secured Notes due 2011 Exchange and Registration Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

10.4*	15.5% Senior Notes due 2010 Exchange and Registration Rights Agreement, dated April 1, 2008 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 7, 2008, SEC File No. 001-33776).

10.5*	Waiver and Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of February 26, 2009 to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2009, SEC File No. 001-33776).

10.6*	Omnibus Amendment No. 5 to Amended and Restated Receivables Purchase Agreement and Amendment No. 3 to Amended and Restated Purchase and Contribution Agreement and Waiver Agreement, dated as of April 16, 2009 to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer and to the Amended and Restated Purchase and Contribution Agreement, dated as of January 31, 2008 by and among Abitibi-Consolidated U.S. Funding Corp., as purchaser, Abitibi Consolidated Sales Corporation, as a seller and Abitibi-Consolidated Inc., as a seller (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2009, SEC File No. 001-33776).

Exhibit No.	Description

10.7*	Amendment No. 6 to Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008, by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2009, SEC File No. 001-33776).

10.8*	Amendment No. 7 to Amended and Restated Receivables Purchase Agreement, dated as of June 12, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of January 31, 2008, by and among Abitibi-Consolidated U.S. Funding Corp., Eureka Securitisation, plc, as an investor, Citibank, N.A., as a bank, Citibank, N.A., London Branch, as operating agent for the investors and the banks, Abitibi Consolidated Sales Corporation, as an originator and as servicer and Abitibi-Consolidated Inc., as an originator and subservicer (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 18, 2009, SEC File No. 001-33776).

10.9*	Second Amended and Restated Receivables Purchase Agreement, dated June 16, 2009, by and among Abitibi-Consolidated U.S. Funding Corp., as the seller, Abitibi Consolidated Sales Corporation and Abitibi-Consolidated Inc. as originators, Abitibi Consolidated Sales Corporation, as servicer, Abitibi-Consolidated Inc. as subservicer, Citibank, N.A., as agent, Barclays Capital Inc., as syndication agent, The CIT Group / Business Credit, Inc., as documentation agent, and Citibank, N.A., Barclays Bank PLC and the other financial and other institutions from time to time party thereto, as banks (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2009, SEC File No. 001-33776).

10.10*	Ninth Amendment and Consent, dated as of February 27, 2009, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Incorporated, Bowater Newsprint South LLC, certain subsidiaries and affiliates of Bowater Incorporated and Bowater Newsprint South LLC party thereto, AbitibiBowater Inc., the Lenders and the Canadian Lenders party thereto and Wachovia Bank, National Association, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2009, SEC File No. 001-33776).

Exhibit No.	Description

10.11*	Eleventh Amendment and Consent, dated as of February 27, 2009, to the Credit Agreement dated as of May 31, 2006 by and among Bowater Canadian Forest Products Inc., Bowater Incorporated, Bowater Newsprint South LLC, certain subsidiaries and affiliates of Bowater Incorporated, Bowater Canadian Forest Products Inc. and Bowater Newsprint South LLC party thereto, AbitibiBowater Inc., the Lenders and the U.S. Lenders party thereto and The Bank of Nova Scotia, as administrative agent for the Lenders party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2009, SEC File No. 001-33776).

10.12*	Form of Firm Commitment Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 19, 2009, SEC File No. 001-33776).

10.13*	Senior Secured Superpriority Debtor in Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Avenue Investments, as an initial lender, and Fairfax Financial Holdings Ltd., as an initial lender, initial administrative agent and initial collateral agent (incorporated by reference from Exhibit 10.79 to the Company’s Current Report on Form 8-K filed December 18, 2009, SEC File No. 001-33776).

10.14*	Amendment No. 1, dated as of June 5, 2009, to the Senior Secured SuperPriority Debtor In Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc. and each of the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 11, 2009, SEC File No. 001-33776).

10.15*	Letter Loan Agreement, dated as of May 6, 2009, relating to the Super-Priority, Senior Secured Debtor-in-Possession Credit Facility, among Abitibi-Consolidated Inc. and Donohue Corp., as Borrowers, Bank of Montreal, as Lender, and the Subsidiary Guarantors named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 12, 2009, SEC File No. 001-33776).

10.16*	Amending Agreement dated as of October 30, 2009 among Abitibi-Consolidated Inc., Donohue Corp. and Bank of Montreal, read and received by Investissement Quebec, to the US$100 Million SuperPriority Senior Secured Debtor In Possession Credit Facility dated May 6, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2009, SEC File No. 001-33776).

Exhibit No.	Description

10.17*	Form of Offer to Guarantee a Loan (translated from French) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 12, 2009, SEC File No. 001-33776).

10.18*	Form of Amendment Letter among Abitibi-Consolidated Inc., Donohue Corp. and Investissement Quebec dated October 30, 2009 to Investissement Quebec’s Offer to Guarantee a Loan dated as of May 6, 2009 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 13, 2009, SEC File No. 001-33776).

10.19*	Guaranty and Undertaking Agreement, dated as of June 16, 2009, among the Guarantors party thereto, each a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, Abitibi-Consolidated Inc., an obligator, and Citibank, N.A., as agent (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 11, 2009, SEC File No. 001-33776).

10.20*	Implementation Agreement among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada, Alcoa Canada Ltee, Alcoa Ltd. and Manicouagan Power Company and to which intervened HQ Energie Inc., dated September 3, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2009, SEC File No. 001-33776).

10.21*	Acquisition Agreement among Abitibi-Consolidated Inc., Abitibi-Consolidated Company of Canada and HQ Energie Inc., dated as of November 12, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2009, SEC File No. 001-33776).

10.22*	CDN$230 million Super Priority Debtor-In-Possession Credit Facility dated December 9, 2009 between Abitibi-Consolidated Inc. and 3239432 Nova Scotia Company (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2009, SEC File No. 001-33776).

†10.23*	Employment Agreement, dated as of April 4, 2006, by and between Bowater Incorporated and David J. Paterson (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 filed May 10, 2006, SEC File No. 001-08712).

Exhibit No.	Description

†10.24*	Repayment Agreement between David J. Paterson and Bowater Incorporated, dated January 28, 2008 (incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.25*	Change in Control Agreement between David J. Paterson and Bowater Incorporated, dated May 10, 2006 (incorporated by reference from Exhibit 10.4 to Bowater Incorporated’s Current Report on Form 8-K filed May 15, 2006, SEC File No. 001-08712).

†10.26*	Amendment to Amended and Restated Change in Control Agreement between David J. Paterson and Bowater Incorporated, dated December 22, 2008 (incorporated by reference from Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.27*	Offer Letter between William G. Harvey and AbitibiBowater Inc., dated October 12, 2007 (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.28*	Employment Agreement between AbitibiBowater Inc. and William G. Harvey, executed on October 29, 2007, effective as of October 29, 2007 (incorporated by reference to the identically numbered exhibit in the Original 10-K).

†10.29*	Bonus Letter between William G. Harvey and Bowater Incorporated, dated October 26, 2007 (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.30*	Repayment Agreement between William G. Harvey and Bowater Incorporated, dated October 29, 2007 (incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.31*	Amended and Restated Change in Control Agreement between Bowater Incorporated and William G. Harvey, executed on August 4, 2006, effective as of February 5, 2005 (incorporated by reference from Exhibit 10.5 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed August 4, 2006, SEC File No. 001-08712).

Exhibit No.	Description

†10.32*	Amendment to Amended and Restated Change in Control Agreement between William G. Harvey and Bowater Incorporated, dated December 19, 2008 (incorporated by reference from Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.33*	Offer letter between Pierre Rougeau and AbitibiBowater Inc., dated September 28, 2007 (incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.34*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Pierre Rougeau, dated April 1, 2002 (incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.35*	Offer Letter between Alain Grandmont and AbitibiBowater Inc., dated September 27, 2007 (incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.36*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Alain Grandmont, dated April 1, 2002 (incorporated by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.37*	Offer Letter between Jacques P. Vachon and AbitibiBowater Inc., dated September 28, 2007 (incorporated by reference to the identically numbered exhibit in the Original 10-K).

†10.38*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Jacques P. Vachon, dated November 10, 1998 (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.39*	Offer Letter between Jim T. Wright and AbitibiBowater Inc., dated October 17, 2007 (incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.40*	Employment Agreement, dated as of March 15, 1999, by and between Bowater Incorporated and James T. Wright (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended March 30, 1999 filed May 13, 1999, SEC File No. 001-08712).

Exhibit No.	Description

†10.41*	Bonus Letter between Jim T. Wright and Bowater Incorporated, dated October 17, 2007 (incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.42*	Repayment Agreement between Jim T. Wright and Bowater Incorporated, dated November 1, 2007 (incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.43*	Revised Change in Control Agreement between Bowater Incorporated and James T. Wright, executed on October 10, 2006, effective as of September 1, 2005 (incorporated by reference from Exhibit 10.4 to Bowater Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 1, 2007, SEC File No. 001-08712).

†10.44*	Amendment to Amended and Restated Change in Control Agreement between James T. Wright and Bowater Incorporated, dated December 23, 2008 (incorporated by reference from Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.45*	Offer Letter between Jon Melkerson and AbitibiBowater Inc., dated September 28, 2007 (incorporated by reference from Exhibit 10.48 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.46*	Bonus Letter between Jon Melkerson and AbitibiBowater Inc., dated January 30, 2009 (incorporated by reference to the identically numbered exhibit in the Original 10-K).

†10.47*	Severance Compensation Agreement Letter between Abitibi-Consolidated Inc. and Yves Laflamme, dated December 11, 2006 (incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.48*	Severance Compensation Agreement between Abitibi-Consolidated Inc. and Yves Laflamme, dated September 1, 2006 (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

Exhibit No.	Description

†10.49*	Form of Assumption and Consent to Assignment Agreement between Abitibi-Consolidated Inc., AbitibiBowater Inc. and each of Pierre Rougeau, Alain Grandmont, Yves Laflamme and Jacques P. Vachon (incorporated by reference from Exhibit 10.48 to the Company’s Current Report on Form 8-K filed December 18, 2009, SEC File No. 001-33776).

†10.50*	Offer Letter between W. Eric Streed and AbitibiBowater Inc., dated October 19, 2007 (incorporated by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.51*	Change in Control Agreement, dated August 7, 2006, between Bowater Incorporated and W. Eric Streed (incorporated by reference from Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 filed November 14, 2006, SEC File No. 001-08712).

†10.52*	Amendment to Amended and Restated Change in Control Agreement between W. Eric Streed and Bowater Incorporated, dated December 22, 2008 (incorporated by reference from Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.53*	Offer Letter between Joseph B. Johnson and AbitibiBowater Inc., dated October 17, 2007 (incorporated by reference to the identically numbered exhibit in the Original 10-K).

†10.54*	Employment Agreement between Bowater Incorporated and Joseph B. Johnson, executed on August 2, 2006, effective as of January 25, 2006 (incorporated by reference to Exhibit 10.11 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed August 4, 2006, SEC File No. 001-08712).

†10.55*	Amended and Restated Change in Control Agreement between Bowater Incorporated and Joseph B. Johnson, executed on August 2, 2006, effective as of January 25, 2006 (incorporated by reference to Exhibit 10.8 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed August 4, 2006, SEC File No. 001-08712).

†10.56*	Amendment to Amended and Restated Change in Control Agreement between Bowater Incorporated and Joseph B. Johnson, dated December 29, 2008 (incorporated by reference to the identically numbered exhibit in the Original 10-K).

†10.57*	Form of AbitibiBowater Inc. Change in Control Agreement (incorporated by reference to the identically numbered exhibit in the Original 10-K).

Exhibit No.	Description

†10.58*	Consulting Agreement, dated as of August 15, 2008, between AbitibiBowater Inc. and John Weaver (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 15, 2008, SEC File No. 001-33776).

†10.59*	Memorandum of Agreement, dated as of July 29, 2008, between AbitibiBowater Inc. and John W. Weaver (incorporated by reference from Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.60*	Amendment No. 1, dated as of January 21, 2009, to the Memorandum of Agreement, dated as of July 29, 2008, between AbitibiBowater Inc. and John W. Weaver (incorporated by reference from Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.61*	Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.31 to Bowater Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1996, filed March 26, 1997, SEC File No. 001-8712).

†10.62*	First Amendment, effective April 15, 1998, to the Bowater Incorporated 1997 Stock Option Plan, effective as of January 1, 1997, as amended and restated (incorporated by reference to Exhibit 10.38.1 to Bowater Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1996, filed March 26, 1997, SEC File No. 001-8712).

†10.63*	Second Amendment, effective February 26, 1999, to the Bowater Incorporated 1997 Stock Option Plan, as amended and restated January 1, 1997 (incorporated by reference to Exhibit 10.16 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed April 16, 1999, SEC File No. 001-8712).

†10.64*	Abitibi-Consolidated Inc. Stock Option Plan, dated as of April 27, 1998 (incorporated by reference to Exhibit 4.1 to Abitibi-Consolidated Inc.’s Form S-8, filed March 10, 2003, SEC File No. 333-103697).

†10.65*	Bowater Incorporated 2000 Stock Option Plan, effective as of January 1, 2000 (incorporated by reference to Exhibit 10.40 to Bowater Incorporated’s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 27, 2000, SEC File No. 001-8712).

Exhibit No.	Description

†10.66*	Bowater Incorporated 2002 Stock Option Plan, dated as of January 30, 2002 (incorporated by reference to Exhibit 10.14 to Bowater Incorporated’s Annual Report on Form 10-K for the period ended December 31, 2001, filed March 19, 2002, SEC File No. 001-8712).

†10.67*	First Amendment to the Bowater Incorporated 2002 Stock Option Plan dated September 16, 2002. (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002, SEC File No. 001-8712).

†10.68*	Form of Non-Qualified Stock Option Agreement for 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Bowater Incorporated’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed November 9, 2004, SEC File No. 001-8712).

†10.69*	Bowater Incorporated 2006 Stock Option and Restricted Stock Plan, dated as of May 10, 2006 (incorporated by reference to Exhibit A to Bowater Incorporated’s Proxy Statement on Form DEF 14A for the period ended December 31, 2005, filed April 12, 2006, SEC File No. 001-8712).

†10.70*	Abitibi-Consolidated Inc. Restricted Share Unit Plan, undated (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.71*	2008 Equity Incentive Plan (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 28, 2008, SEC File No. 001-33776).

†10.72*	Form of AbitibiBowater Inc. 2008 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 11, 2008, SEC File No. 001-33776).

†10.73*	Form of AbitibiBowater Inc. Performance-Based Vesting Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.46 to the Company’s Current Report on Form 8-K filed December 18, 2009, SEC File No. 001-33776).

†10.74*	Form of AbitibiBowater Inc. Time-Based Vesting Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 11, 2008, SEC File No. 001-33776).

Exhibit No.	Description

†10.75*	Abitibi-Consolidated Inc. U.S. Supplemental Executive Retirement Plan, as Amended and Restated, dated January 1, 2007, renamed the AbitibiBowater U.S. Supplemental Executive Retirement Plan for Certain Executives (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.76*	Amendment No. One to the AbitibiBowater U.S. Supplemental Executive Retirement Plan For Certain Executives, effective July 1, 2008 (incorporated by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.77*	Canadian Supplemental Executive Retirement Plan (SERP) for Executive Employees of Abitibi-Consolidated Inc., effective as at January 1, 1999 (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.78*	AbitibiBowater Inc. Supplemental Retirement Savings Plan, effective January 1, 2009 (incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed April 30, 2009, SEC File No. 001-33776).

†10.79*	AbitibiBowater Defined Contribution Supplemental Executive Retirement Plan, effective January 1, 2009 (incorporated by reference to the identically numbered exhibit in the Original 10-K).

†10.80*	Abitibi-Consolidated Inc. Executive Deferred Share Unit Plan, effective date as of January 1, 2000 (incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 filed March 20, 2008, SEC File No. 001-33776).

†10.81*	Amendment No. One to the Abitibi-Consolidated Inc. Executive Deferred Share Units Plan, dated as of December 13, 2005 (incorporated by reference to the identically numbered exhibit in the Original 10-K).

†10.82*	AbitibiBowater Inc. Amended and Restated Outside Director Deferred Compensation Plan, effective as of June 16, 2009 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2009, SEC File No. 001-33776).

12.1*	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to the identically numbered exhibit in the Original 10-K).

21.1*	Subsidiaries of the registrant (incorporated by reference to the identically numbered exhibit in the Original 10-K).

Exhibit No.	Description

23.1*	Consent of Independent Registered Public Accounting Firm (incorporated by reference to the identically numbered exhibit in the Original 10-K).

24.1*	Power of attorney from the directors of the registrant (incorporated by reference to the identically numbered exhibit in the Original 10-K).

31.3**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.
**	Filed with this Amendment No. 1.
†	This is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABITIBIBOWATER INC.

Date: April 30, 2010	By:	/s/ DAVID J. PATERSON
David J. Paterson
President and Chief Executive Officer