Form 10-Q
period 2010-03-31
AbitibiBowater Inc.
filed 2010-05-20
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐
As of April 30, 2010, there were 54,703,307 shares of AbitibiBowater Inc. common stock outstanding.

ABITIBIBOWATER INC.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Sales	$1,100	$1,113
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	915	788
Depreciation, amortization and cost of timber harvested	132	166
Distribution costs	137	115
Selling and administrative expenses	30	90
Closure costs, impairment and other related charges	5	30
Net gain on disposition of assets	(9)	(52)

Operating loss	(110)	(24)
Interest expense (contractual interest of $197 in the three months ended March 31, 2010)	(189)	(192)
Other expense, net	(3)	(1)

Loss before reorganization items and income taxes	(302)	(217)
Reorganization items, net (Note 3)	(205)	–

Loss before income taxes	(507)	(217)
Income tax benefit	1	7

Net loss including noncontrolling interests	(506)	(210)
Net loss (income) attributable to noncontrolling interests	6	(8)

Net loss attributable to AbitibiBowater Inc.	$(500)	$(218)

Net loss per share attributable to AbitibiBowater Inc. common shareholders:
Basic and diluted	$(8.68)	$(3.78)

Weighted-average number of AbitibiBowater Inc. common shares outstanding:
Basic and diluted	57.7	57.7

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED BALANCE SHEETS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions, except per share amount)

	March 31,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$750	$756
Accounts receivable, net	767	644
Inventories, net	595	581
Assets held for sale	40	52
Other current assets	124	139

Total current assets	2,276	2,172

Fixed assets, net	3,670	3,897
Goodwill	53	53
Amortizable intangible assets, net	476	473
Other assets	535	517

Total assets	$7,010	$7,112

Liabilities and deficit
Liabilities not subject to compromise:
Current liabilities:
Accounts payable and accrued liabilities	$508	$462
Debtor in possession financing	206	206
Secured borrowings	120	–
Short-term bank debt	683	680
Current portion of long-term debt	300	305
Liabilities associated with assets held for sale	35	35

Total current liabilities	1,852	1,688

Long-term debt, net of current portion	283	308
Pension and other postretirement projected benefit obligations	68	89
Other long-term liabilities	78	162
Deferred income taxes	114	107

Total liabilities not subject to compromise	2,395	2,354

Liabilities subject to compromise (Note 3)	7,093	6,727

Total liabilities	9,488	9,081

Commitments and contingencies
Deficit:
AbitibiBowater Inc. shareholders’ deficit:
Common stock, $1 par value. 54.7 shares outstanding as of March 31, 2010 and December 31, 2009	55	55
Exchangeable shares, no par value. 3.0 shares outstanding as of March 31, 2010 and December 31, 2009	173	173
Additional paid-in capital	2,524	2,522
Deficit	(4,891)	(4,391)
Accumulated other comprehensive loss	(456)	(450)

Total AbitibiBowater Inc. shareholders’ deficit	(2,595)	(2,091)
Noncontrolling interests	117	122

Total deficit	(2,478)	(1,969)

Total liabilities and deficit	$7,010	$7,112

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions)

	AbitibiBowater Inc. Shareholders’ Deficit
					Accumulated
			Additional		Other	Non-
	Common	Exchangeable	Paid-In		Comprehensive	controlling	Total
	Stock	Shares	Capital	Deficit	Loss	Interests (1)	Deficit

Balance as of December 31, 2009	$55	$173	$2,522	$(4,391)	$(450)	$122	$(1,969)

Share-based compensation costs for equity-classified awards	–	–	2	–	–	–	2
Net loss	–	–	–	(500)	–	(6)	(506)
Other comprehensive (loss) income, net of tax	–	–	–	–	(6)	1	(5)

Balance as of March 31, 2010	$55	$173	$2,524	$(4,891)	$(456)	$117	$(2,478)

(1)	As of December 31, 2008, the balance of non-controlling interests was $136 million. During the three months ended March 31, 2009, amounts attributable to non-controlling interests consisted of $8 million of net income, $1 million of other comprehensive loss, net of tax and $7 million of dividends paid to non-controlling interests, which resulted in a balance of non-controlling interests of $136 million as of March 31, 2009.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2010	2009

Net loss including noncontrolling interests	$(506)	$(210)

Other comprehensive (loss) income:
Change in unamortized prior service costs, net of tax of $0 in 2010 and 2009	(4)	(2)
Change in unamortized actuarial gains and losses, net of tax of $1 in 2010 and 2009	3	(1)
Foreign currency translation	(4)	(21)

Other comprehensive loss, net of tax	(5)	(24)

Comprehensive loss including noncontrolling interests	(511)	(234)

Less: Comprehensive loss (income) attributable to noncontrolling interests:
Net loss (income)	6	(8)
Foreign currency translation	(1)	1

Comprehensive loss (income) attributable to noncontrolling interests	5	(7)

Comprehensive loss attributable to AbitibiBowater Inc.	$(506)	$(241)

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss including noncontrolling interests	$(506)	$(210)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by (used in) operating activities:
Share-based compensation	2	2
Depreciation, amortization and cost of timber harvested	132	166
Closure costs, impairment and other related charges	5	30
Deferred income taxes	2	23
Net pension expense (contributions)	1	(59)
Net gain on disposition of assets	(9)	(52)
Amortization of debt discount (premium) and debt issuance costs, net	5	39
Loss (gain) on translation of foreign currency denominated debt	18	(4)
Non-cash reorganization items, net	186	–
Changes in working capital:
Accounts receivable	5	154
Inventories	(38)	21
Other current assets	16	3
Accounts payable and accrued liabilities	213	(121)
Other, net	(5)	(5)

Net cash provided by (used in) operating activities	27	(13)

Cash flows from investing activities:
Cash invested in fixed assets	(11)	(25)
Disposition of timberlands and other assets	24	68
Increase in restricted cash	(25)	–
Decrease in deposit requirements for letters of credit, net	–	3

Net cash (used in) provided by investing activities	(12)	46

Cash flows from financing activities:
Decrease in secured borrowings, net	(21)	–
Cash dividends, including noncontrolling interests	–	(7)
Short-term financing, net	–	(32)
Payments of long-term debt	–	(3)
Payments of financing and bank credit facility fees	–	(2)

Net cash used in financing activities	(21)	(44)

Net decrease in cash and cash equivalents	(6)	(11)
Cash and cash equivalents:
Beginning of period	756	192

End of period	$750	$181

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 1. Organization and Basis of Presentation
Nature of operations
AbitibiBowater Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our,” “us” or the “Company”) is incorporated in Delaware and is a leading producer of newsprint and coated and specialty papers. In addition, we produce and sell market pulp and wood products. We operate pulp and paper manufacturing facilities in Canada, the United States and South Korea, as well as wood products manufacturing facilities and hydroelectric facilities in Canada.
Financial statements
The consolidated balance sheets as of March 31, 2010 and December 31, 2009, the related statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2010 and 2009 and the related statement of changes in deficit for the three months ended March 31, 2010 are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010, as amended. Certain prior year amounts in the unaudited interim consolidated financial statements and the related notes have been reclassified to conform to the 2010 presentation. The reclassifications had no effect on total deficit or net loss.
Creditor Protection Proceedings
On April 16, 2009 and December 21, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”). In addition, on April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries sought creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (the “CCAA”) with the Superior Court of Quebec in Canada (the “Canadian Court”). On April 17, 2009, Abitibi-Consolidated Inc. (“Abitibi”), a subsidiary of AbitibiBowater Inc., and its wholly-owned subsidiary, Abitibi-Consolidated Company of Canada (“ACCC”), each filed a voluntary petition for provisional and final relief (the “Chapter 15 Cases”) in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings and also on that date, AbitibiBowater Inc. and certain of its subsidiaries in the Chapter 11 Cases obtained orders under Section 18.6 of the CCAA in respect thereof (the “18.6 Proceedings”). The Chapter 11 Cases, the Chapter 15 Cases, the CCAA Proceedings and the 18.6 Proceedings are collectively referred to as the “Creditor Protection Proceedings.” The entities subject to the Creditor Protection Proceedings are referred to herein as the “Debtors.” The U.S. Court and the Canadian Court are collectively referred to as the “Courts.” Our wholly-owned subsidiary that operates our Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries continue to operate outside of the Creditor Protection Proceedings. For additional information, see Note 2, “Creditor Protection Proceedings.”
Basis of presentation and going concern issues
Our unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Creditor Protection Proceedings, which are discussed further in Note 2, “Creditor Protection Proceedings,” raise substantial doubt about our ability to continue as a going concern.
The Creditor Protection Proceedings and our debtor in possession financing arrangements, which are discussed in Note 12, “Liquidity and Debt,” provide us with a period of time to stabilize our operations and financial condition and develop a comprehensive restructuring plan. Management believes that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of these proceedings and as such, the realization of assets

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to successfully develop and implement a comprehensive restructuring plan, improve profitability, obtain alternative financing to replace our debtor in possession financing arrangements, renew or extend our current debtor in possession financing arrangements and/or accounts receivable securitization program, as the case may be, if the need to do so should arise, and restructure our obligations in a manner that allows us to obtain the approval of a plan or plans of reorganization from affected creditors and its confirmation by the Courts. However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities.
Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in our consolidated financial statements. The assets and liabilities in our unaudited interim consolidated financial statements do not reflect any adjustments related to such a comprehensive restructuring plan, except for certain charges discussed in Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.” In addition, our unaudited interim consolidated financial statements do not purport to reflect or provide for all of the consequences of the Creditor Protection Proceedings, such as: (i) the realizable value of our assets on a liquidation basis or their availability to satisfy liabilities, (ii) the amounts of pre-petition liabilities that may be allowed for claims or contingencies or the status and priority thereof, (iii) the effect of any changes in our deficit that may be made in our recapitalization or (iv) the effect on our Consolidated Statements of Operations regarding any changes made to our business resulting from our comprehensive restructuring plan, except for certain charges discussed in Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.”
Effective upon the commencement of the Creditor Protection Proceedings, we applied the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“FASB ASC 852”), in preparing our consolidated financial statements and we continue to apply this guidance while we operate under the Creditor Protection Proceedings. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, provisions for losses and other charges directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in our Consolidated Statements of Operations. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net.” Pre-petition obligations that may be impaired by the reorganization process have been classified in our Consolidated Balance Sheets as “Liabilities subject to compromise.” For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.” Additionally, we have continued to record interest expense on certain of our pre-petition debt obligations. For additional information, see Note 12, “Liquidity and Debt.”
Bridgewater Administration
On February 2, 2010, Bridgewater Paper Company Limited (“BPCL”), a subsidiary of AbitibiBowater Inc., filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended (the “BPCL Administration”). BPCL’s board of directors appointed Ernst & Young LLP as joint administrators for the BPCL Administration, whose responsibilities are to manage the affairs, business and assets of BPCL. As a result of the filing for administration, we no longer have control over or the ability to influence BPCL’s operations. As a result, effective as of the date of the BPCL Administration filing, we are no longer consolidating BPCL in our consolidated financial statements and are now accounting for BPCL using the cost method of accounting. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.”
We understand that the joint administrators have ceased operations of the Bridgewater, United Kingdom newsprint mill.
BPCL is a party to a contract with NPower Cogen Limited (“NPower”) for the cogeneration building and equipment lease and for the purchase of steam and electricity to operate the paper mill. This contract also contains two embedded derivative features, which are no longer included in our consolidated financial statements as a result of the deconsolidation of BPCL. Abitibi had provided a guarantee in favor of NPower as it relates to BPCL’s obligations under this agreement, which it repudiated on July 7, 2009. NPower filed a related claim in the Creditor Protection Proceedings against Abitibi in

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
November 2009. In the first quarter of 2010, we recorded a liability for NPower’s repudiated claim. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.”
Recently adopted accounting guidance
On January 1, 2010, we prospectively adopted new accounting guidance which eliminates the concept of a qualified special-purpose entity (“QSPE”), changes the requirements for derecognizing financial assets and requires additional disclosures. The new guidance requires entities to provide additional information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The adoption of this accounting guidance did not have a material impact on our results of operations or financial position as it applies to the QSPEs that were established for note monetization purposes. However, as a result of the adoption of this new accounting guidance, the transfers of accounts receivable interests under our accounts receivable securitization program no longer qualify as sales. Such transfers and the proceeds received thereon are now accounted for as secured borrowings. For additional information, see Note 12, “Liquidity and Debt.”
On January 1, 2010, we adopted new accounting guidance which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. QSPEs will no longer be excepted from current accounting guidance. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. We are not the primary beneficiary of any of the QSPEs that were established for note monetization purposes and therefore, such QSPEs will remain unconsolidated entities. The adoption of this accounting guidance did not have an impact on our results of operations or financial position.
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
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings. Due to the commencement of the Creditor Protection Proceedings, unsecured pre-petition debt obligations of $4,859 million are included in “Liabilities subject to compromise” in our Consolidated Balance Sheets as of March 31, 2010. Secured pre-petition debt obligations of $983 million and $34 million are included in current liabilities and “Long-term debt, net of current portion,” respectively, in our Consolidated Balance Sheets as of March 31, 2010. See Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.”
Debtor in possession financing arrangements
In the Creditor Protection Proceedings, we sought and obtained: (i) final approval by the Courts to enter into a debtor in possession financing facility for the benefit of AbitibiBowater Inc., Bowater Incorporated (“Bowater”), a wholly-owned subsidiary of AbitibiBowater Inc., and certain of Bowater’s subsidiaries, (ii) final approval by the Canadian Court to enter into a debtor in possession financing facility for the benefit of Abitibi with a wholly-owned subsidiary of ACCC and (iii) final approval by the Courts to amend and restate, in its entirety, the accounts receivable securitization program of Abitibi and Donohue Corp. (“Donohue”), an indirect, wholly-owned subsidiary of AbitibiBowater Inc. Each of these financing arrangements is discussed in further detail in Note 12, “Liquidity and Debt.”

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
Notes to Unaudited Interim Consolidated Financial Statements
Reorganization process
General
The Courts have issued a variety of orders on either a final or interim basis intended to support our business continuity throughout the restructuring process. These orders include, among other things, authorization to:
•	make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course;

•	ensure the continuation of existing cash management systems;

•	honor certain ongoing customer obligations;

•	repudiate or reject certain customer, supplier and other contracts;

•	enter into our debtor in possession financing arrangements and the Abitibi and Donohue second amended and restated accounts receivable securitization program, which are discussed in Note 12, “Liquidity and Debt”;

•	conduct certain asset sales;

•	settle certain intercompany obligations; and

•	restructure our European sales structure.
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
Since initiating the Creditor Protection Proceedings, we have engaged and will continue to engage in a review of our various agreements in light of the overriding rights described above. We have rejected and repudiated a number of leases, including leases of real estate and equipment, and have assumed or assigned certain others. Some of the more significant agreements we repudiated or rejected, as the case may be, include the following:
•	We repudiated certain supply contracts between Abitibi and SFK Pate S.E.N.C. and on May 21, 2009, the Canadian Court rejected a motion by SFK Pate S.E.N.C. to overturn that repudiation.

•	On June 15, 2009, we filed a motion with the U.S. Court to reject an amended and restated call agreement (the “Call Agreement”) in respect of Augusta Newsprint Inc. (“ANI”), an indirect subsidiary of The Woodbridge Company Limited (“Woodbridge”) and our partner in Augusta Newsprint Company (“ANC”). ANC is the partnership that owns and operates the Augusta, Georgia newsprint mill. The Call Agreement obligated Abitibi Consolidated Sales Corporation (“ACSC”), an indirect, wholly-owned subsidiary of AbitibiBowater Inc., to either buy out ANI at a price well above market, or risk losing all of its equity in the joint venture pursuant to forced sale provisions. The U.S. Court granted our motion on October 27, 2009 and approved our rejection of the Call Agreement. Our counterparties to the Call Agreement filed a Notice of Appeal with the U.S. Court on November 3, 2009. Also, on March 9, 2010, Woodbridge filed a motion in the U.S. Court to force ACSC to reject the partnership agreement governing ANC.

•	On July 7, 2009, we repudiated a parental guarantee issued by Abitibi in favor of NPower relating to BPCL’s obligations under an energy supply contract for the Bridgewater newsprint mill. For additional information, see Note 1, “Organization and Basis of Presentation – Bridgewater Administration.”

•	Effective July 13, 2009, Bowater Canadian Forest Products Inc. (“BCFPI,” an indirect subsidiary of Bowater), Abitibi and ACCC repudiated contracts with Boralex Dolbeau Inc. and on July 28, 2009, we obtained a motion De Bene Esse to confirm our repudiation of those contracts in light of injunctions issued by the Canadian Court and the Court of Appeal of Quebec on January 22, 2008 and October 8, 2008, respectively, initially preventing such actions. Following the repudiation of these contracts, our Dolbeau, Quebec facility has been effectively idled.

•	On September 14, 2009, we repudiated certain of Abitibi’s shipping contracts with Spliethoff Transport B.V. based on expected savings and more favorable contractual terms with a new shipper. The Canadian Court rejected Spliethoff Transport B.V.’s motion to overturn the repudiation on November 24, 2009.

•	We rejected a number of pre-petition engagement letters with financial advisors retained to provide advisory services on an exclusive basis in connection with pre-petition restructuring activities and certain transactions that ultimately were not consummated.
The creditors affected by these repudiations and rejections have filed proofs of claims in the Creditor Protection Proceedings. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net and – Liabilities subject to compromise.”
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
On February 18, 2010, the U.S. Court granted our motion to establish April 7, 2010 (the “Second Claims Bar Date”) as the date by which Post-filing Employees were required to file employee proofs of claim against us on account of: (i) any claim against us owing as of April 16, 2009 and (ii) any claim or expense asserted against us for the period from April 16, 2009 through and including February 28, 2010 (but excluding amounts owed for ordinary course payroll obligations that were scheduled to be paid on the next pay date occurring after February 28, 2010, or for the reimbursement of expenses scheduled to be paid in the ordinary course).
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
There have been approximately 7,300 and 7,500 claims filed against the Chapter 11 filers and the CCAA filers, respectively, that total, together with the Chapter 11 filers’ scheduled liabilities, approximately $85 billion (which for purposes of this disclosure, for the claims filed against the CCAA filers in Canadian dollars, reflects the exchange rate to U.S. dollars on the date of the commencement of the CCAA Proceedings, which may not be the rate applicable to every claim). We are currently in the process of reconciling such claims to the amounts we have recorded in “Liabilities subject to compromise” as of March 31, 2010 in our Consolidated Balance Sheets. Differences in amounts recorded and claims filed by creditors are being investigated and will be resolved, including through the filing of objections with the Courts, where appropriate. We have identified, and expect to continue to identify, many claims that we believe should be disallowed by the Courts because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. In addition, as a result of this process, we may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete.
In both the U.S. and Canada, the determination of how claims will ultimately be treated, as well as how each class of affected claims will be settled, including payment terms, if applicable, cannot be made until the Courts approve the plans of reorganization. Accordingly, the ultimate number and amount of allowed claims, as well as the ultimate treatment and recovery of allowed claims, is not determinable at this time. Given the magnitude of the claims asserted, it is possible that allowed claims may be materially in excess of the amounts recorded as liabilities subject to compromise as of March 31, 2010 and adjustments to these liabilities may be recorded as “Reorganization items, net” in our Consolidated Statements of Operations in future periods. Classification for purposes of our consolidated financial statements of any pre-petition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or legal conclusion by the Debtors as to the manner of classification, treatment, allowance or payment in the Creditor Protection Proceedings, including in connection with any plan or plans of reorganization that may be confirmed by the Courts and that may become effective pursuant to the Courts’ orders.
For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net and – Liabilities subject to compromise.”
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

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
In the United States, Chapter 11 provides that we have the exclusive right for 120 days after the filing of the Creditor Protection Proceedings to file a plan or plans of reorganization with the U.S. Court. On August 4, 2009, the U.S. Court entered an order extending our exclusive right to file a plan or plans of reorganization and solicit votes thereon until December 14, 2009 and February 10, 2010, respectively, which the U.S. Court further extended to April 15, 2010 and June 11, 2010, respectively, and again to July 21, 2010 and September 9, 2010, respectively. We will likely file additional motions to request extensions of this exclusivity period, which we believe are routinely granted for up to 18 months in cases of this size and complexity. If our exclusivity period were to lapse, any party in interest would be able to file a plan or plans of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan or plans of reorganization must satisfy certain requirements of Chapter 11 and must be approved or confirmed by the U.S. Court in order to become effective.
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
On May 4, 2010, we and certain of our U.S. and Canadian subsidiaries filed draft forms of plans of reorganization with the Courts. These draft plans of reorganization provide a framework for the final forms, which we intend to file in the near term as amendments and/or supplements thereto, together with the related disclosure and proxy materials. The plans of reorganization were not filed for the purpose of soliciting votes and remain subject to finalization. The maturity date of the Bowater DIP Agreement, defined in Note 12, “Liquidity and Debt,” will be extended by three months if, as of July 21, 2010, we are using our best efforts to pursue confirmation of the plans of reorganization, as amended and/or supplemented, by the Courts. There can be no assurance that the plans of reorganization will be supported and approved by affected creditors and confirmed by the Courts or that any such plan will be implemented successfully. Multi-party pension deficit discussions are continuing between the CCAA filers and various governments and unions in Canada as we work on developing the reorganization strategy.
Under the priority scheme established by Chapter 11 and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under the plans of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until the plans of reorganization, as amended and/or supplemented, have been confirmed. No assurance can be given as to what values, if any, will be assigned to each of these constituencies or what types or amounts of distributions, if any, they will receive. We expect that our currently outstanding common stock and exchangeable shares will have no value and will be canceled for no consideration under the final plans of reorganization, and that the value of our liabilities and other securities is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities.
Listing and trading of our common stock and the exchangeable shares of AbitibiBowater Canada Inc.
Due to the commencement of the Creditor Protection Proceedings, each of the New York Stock Exchange and the Toronto Stock Exchange suspended the trading of our common stock at the opening of business on April 16, 2009 and delisted our common stock at the opening of business on May 21, 2009 and the close of market on May 15, 2009, respectively. Our common stock is currently traded in the over-the-counter market and is quoted on the Pink Sheets Quotation Service and on the OTC Bulletin Board under the symbol “ABWTQ.” In addition, the Toronto Stock Exchange suspended the trading of the exchangeable shares of AbitibiBowater Canada Inc. at the opening of business on April 16, 2009 and delisted such shares at the close of market on May 15, 2009.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 3. Creditor Protection Proceedings Related Disclosures
Reorganization items, net
FASB ASC 852 requires separate disclosure of reorganization items such as certain expenses, provisions for losses and other charges directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings. As a result, all charges related to the commencement of an indefinite idling or permanent closure of a mill or a paper machine subsequent to the commencement of the Creditor Protection Proceedings are recorded in “Reorganization items, net”; whereas all charges related to the commencement of an indefinite idling or permanent closure of a mill or a paper machine prior to the commencement of the Creditor Protection Proceedings are recorded in “Closure costs, impairment and other related charges” in the consolidated statements of operations. Accordingly, professional fees, provision for repudiated or rejected executory contracts, charges related to indefinite idlings as part of our work towards a comprehensive restructuring plan, gain on the deconsolidation of BPCL, gains on disposition of assets and other expenses directly related to or resulting from our reorganization process under the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in our Consolidated Statements of Operations. The recognition of Reorganization items, net, unless specifically prescribed otherwise by FASB ASC 852, is in accordance with other applicable U.S. GAAP, including accounting for impairments of long-lived assets, accelerated depreciation, severance and termination benefits and costs associated with exit and disposal activities (including costs incurred in a restructuring).
Reorganization items, net for the three months ended March 31, 2010 were comprised of the following:

(Unaudited, in millions)	2010

Professional fees (1)	$26
Provision for repudiated or rejected executory contracts (2)	141
Charges related to indefinite idlings (3)	54
Gain on deconsolidation of BPCL (4)	(27)
Gains on disposition of assets (5)	(2)
Other (6)	13

$205

(1)	Professional fees directly related to the Creditor Protection Proceedings, ongoing monitoring and establishment of a plan or plans of reorganization, including legal, accounting and other professional fees, as well as professional fees incurred by our creditors.

(2)	Provision for repudiated or rejected executory contracts represents provision for estimated claims arising from repudiated or rejected executory contracts, primarily the parental guarantee of BPCL’s NPower contract, supply contracts and equipment leases. See Note 1, “Organization and Basis of Presentation – Bridgewater Administration,” and Note 2, “Creditor Protection Proceedings – Reorganization process,” for additional information.

(3)	Represents charges primarily related to the indefinite idling of a de-inking line and a paper machine in Canada. These actions were initiated subsequent to the commencement of the Creditor Protection Proceedings as part of our work towards a comprehensive restructuring plan. Accordingly, these charges are included in Reorganization items, net. Such charges for the three months ended March 31, 2010 included: (i) accelerated depreciation charges of $47 million; (ii) severance charges of $6 million and (iii) charges for the write-downs of mill stores inventory of $1 million.

(4)	As discussed in Note 1, “Organization and Basis of Presentation – Bridgewater Administration,” we are no longer consolidating BPCL in our consolidated financial statements. At the time of the BPCL Administration filing, we had a negative basis in our investment in BPCL. Upon the deconsolidation of BPCL, we derecognized our negative investment, which resulted in a gain of $27 million.

(5)	Represents the gains on disposition of our Westover, Alabama sawmill and our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio, Texas. We sold these operations as part of our work towards a comprehensive restructuring plan for proceeds of approximately $15 million.

(6)	Represents charges primarily related to our estimated liability for an environmental claim filed against us by the current owner of a site previously owned by Abitibi. Also included in “Other” are employee termination charges resulting from our work towards a comprehensive restructuring plan related to a workforce reduction at our Catawba, South Carolina paper mill, and interest income, which was less than $1 million.
In the three months ended March 31, 2010, we paid $19 million of professional fees relating to reorganization items, which were included in cash flows from operating activities in our Consolidated Statements of Cash Flows.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Liabilities subject to compromise
Liabilities subject to compromise primarily represent unsecured pre-petition obligations of the Debtors that are subject to impairment as part of the plans of reorganization and as a result, are subject to settlement at lesser amounts. Generally, actions to enforce or otherwise effect payment of such liabilities have been stayed by the Courts. Such liabilities are classified separately from other liabilities in our Consolidated Balance Sheets as “Liabilities subject to compromise” and are accounted for in accordance with our normal accounting policies except that: (i) other than our debt obligations, these liabilities are recorded at the amounts expected to be allowed as claims by the Courts, whether known or potential claims, under the plans of reorganization, even if the claims may be settled for lesser amounts and (ii) debt obligations are recorded net of unamortized debt discounts and premiums, which we are no longer amortizing as a result of the Creditor Protection Proceedings. Such amounts are viewed as valuations of the related debt until the debt obligations are allowed as claims by the Courts, at which time the recorded amounts will be adjusted to the amounts of the allowed claims. For additional information, see Note 12, “Liquidity and Debt.”
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
Liabilities subject to compromise of the Debtors as of March 31, 2010 and December 31, 2009 were comprised of the following:

	March 31,	December 31,
(Unaudited, in millions)	2010	2009

Unsecured pre-petition debt (Note 12)	$4,859	$4,852
Accrued interest on unsecured pre-petition debt (Note 12)	509	385
Accounts payable and accrued liabilities, excluding accrued interest on unsecured pre-petition debt	481	463
Pension and other postretirement projected benefit obligations	807	791
Repudiated or rejected executory contracts	377	228
Other liabilities	60	8

	$7,093	$6,727

We have not included the Debtors’ secured pre-petition debt obligations in liabilities subject to compromise since we believe that the value of the underlying collateral of these obligations significantly exceeds the amount of the expected claims by the secured creditors. As discussed in Note 2, “Creditor Protection Proceedings – Reorganization process,” the Courts have granted approval for the Debtors to, among other things, make payments relating to certain employee’s pre-petition wages, salaries and benefit programs in the ordinary course, ensure the continuation of existing cash management systems, honor certain ongoing customer obligations, enter into our debtor in possession financing arrangements, settle certain intercompany obligations, retain legal and financial professionals and other business-related payments necessary to maintain the operation of our business. Liabilities subject to compromise do not include: (i) liabilities held by Non-Debtors (as defined below); (ii) liabilities incurred after the commencement of the Creditor Protection Proceedings, except for accrued interest on unsecured pre-petition debt obligations of the Debtors under the CCAA Proceedings and (iii) pre-petition liabilities that the Debtors expect to pay in full, even though certain of these amounts may not be paid until the plans of reorganization are approved.

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

ABITIBIBOWATER INC.
CONDENSED COMBINED STATEMENT OF OPERATIONS – DEBTORS
(Unaudited, in millions)

Three Months Ended
March 31, 2010

Sales	$899
Costs and expenses	980

Operating loss	(81)
Interest expense (contractual interest of $187)	(178)
Other income, net	3
Reorganization items, net	(205)
Income tax provision	(5)
Equity in net loss of Non-Debtors, net of tax	(34)

Net loss attributable to AbitibiBowater Inc.	$(500)

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements

ABITIBIBOWATER INC.
CONDENSED COMBINED BALANCE SHEET – DEBTORS
(Unaudited, in millions)

March 31,
2010

Assets
Current assets:
Accounts receivable from Non-Debtors	$55
All other current assets	1,806

Total current assets	1,861

Fixed assets, net	3,191
Amortizable intangible assets, net	268
Investments in and advances to Non-Debtors	651
All other assets	520

Total assets	$6,491

Liabilities and deficit
Liabilities not subject to compromise:
Current liabilities:
Debtor in possession financing	$206
All other current liabilities	1,563

Total current liabilities	1,769

Long-term liabilities	224

Total liabilities not subject to compromise	1,993

Liabilities subject to compromise	7,093

Total liabilities	9,086

Shareholders’ deficit	(2,595)

Total liabilities and deficit	$6,491

ABITIBIBOWATER INC.
CONDENSED COMBINED STATEMENT OF CASH FLOWS – DEBTORS
(Unaudited, in millions)

Three Months Ended
March 31, 2010

Net cash used in operating activities	$(7)

Net cash used in investing activities (includes $2 million of advances from Non-Debtors, net)	(8)

Net cash provided by financing activities	–

Net decrease in cash and cash equivalents	(15)
Cash and cash equivalents:
Beginning of period	675

End of period	$660

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 4. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges, which are not associated with our work towards a comprehensive restructuring plan, for the three months ended March 31, 2010 and 2009 were comprised of the following:

(Unaudited, in millions)	2010	2009

Impairment of long-lived assets	$2	$–
Impairment of assets held for sale	–	30
Other costs	3	–

	$5	$30

Impairment of long-lived assets
During the three months ended March 31, 2010, we recorded long-lived asset impairment charges of $2 million related to our previously permanently closed Covington, Tennessee facility to further reduce the carrying value of the assets to their current estimated fair value of $3 million, which was determined based on the mill’s estimated sales value.
Impairment of assets held for sale
During the three months ended March 31, 2009, we recorded a long-lived asset impairment charge of $30 million related to the assets held for sale for our interest in Manicouagan Power Company (“MPCo”) to reduce the carrying value of our investment to fair value less costs to sell. The fair value of these assets was determined based on the net realizable value of the long-lived assets consistent with the terms of a non-binding agreement in principle for the sale in effect at that time. The sale of MPCo was completed in the fourth quarter of 2009. For additional information, see Note 7, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges – Impairment of assets held for sale,” and Note 8, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets,” included in our consolidated financial statements for the year ended December 31, 2009.
Other costs
During the three months ended March 31, 2010, we recorded $3 million of other costs, primarily related to a civil lawsuit related to a closed mill.
Note 5. Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets
Assets held for sale as of March 31, 2010 and December 31, 2009 were comprised of the following:

	March 31,	December 31,
(Unaudited, in millions)	2010	2009

Inventories, net	$6	$–
Fixed assets, net	34	52

	$40	$52

Liabilities associated with assets held for sale as of March 31, 2010 and December 31, 2009 were comprised of the following:

	March 31,	December 31,
(Unaudited, in millions)	2010	2009

Accounts payable and accrued liabilities	$35	$35

	$35	$35

As of December 31, 2009, we held for sale the following assets (all of which were approved for sale, as required, by the applicable Court or the Monitor): our Saint-Raymond, Quebec and Westover sawmills; our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio, Texas; our Belgo, Quebec facility; a portion of land at our Port Alfred, Quebec facility; certain assets associated with our Lufkin, Texas paper mill and other assets.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
As of March 31, 2010, we held for sale the following assets (all of which were approved for sale, as required by the applicable Court or the Monitor): a portion of land at our Port Alfred facility; our Mackenzie, British Columbia paper mill and sawmills; certain assets associated with our Lufkin paper mill and other assets. The assets and liabilities held for sale are carried in our Consolidated Balance Sheets at the lower of carrying value or fair value less costs to sell. As of March 31, 2010, we expected to complete a sale of all of these assets within the next twelve months for amounts that exceed their individual carrying values. We cease recording depreciation and amortization when assets are classified as held for sale.
During the three months ended March 31, 2010, we sold, with Court or Monitor approval, as applicable, various assets for proceeds of $9 million, resulting in a net gain on disposition of assets of $9 million. Additionally, during the three months ended March 31, 2010, as part of our work towards a comprehensive restructuring plan, we sold, with Court approval, our Westover sawmill and our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio, Texas. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.”
During the three months ended March 31, 2009, we sold 191,463 acres of timberlands and other assets, including the water system associated with our Lufkin mill, for proceeds of $68 million, resulting in a net gain on disposition of assets of $52 million.
Note 6. Other Expense, Net
Other expense, net for the three months ended March 31, 2010 and 2009 was comprised of the following:

(Unaudited, in millions)	2010	2009

Foreign exchange (loss) gain	$(4)	$6
Fees for waiver and amendment to accounts receivable securitization program (1)	–	(11)
Loss from equity method investments	(2)	–
Loss on sale of ownership interests in accounts receivable (Note 12)	–	(3)
Miscellaneous income	3	7

	$(3)	$(1)

(1)	As consideration for entering into a waiver and amendment to our former accounts receivable securitization program, we incurred fees of $11 million during the three months ended March 31, 2009.
Note 7. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as of March 31, 2010 and December 31, 2009 was comprised of the following:

	March 31,	December 31,
(Unaudited, in millions)	2010	2009

Unamortized prior service costs (1)	$(28)	$(24)
Unamortized actuarial losses (2)	(429)	(432)
Foreign currency translation (3)	1	6

	$(456)	$(450)

(1)	Net of deferred tax provision of $16 million as of both March 31, 2010 and December 31, 2009. Net of noncontrolling interests of $2 million of net income as of both March 31, 2010 and December 31, 2009.

(2)	Net of deferred tax benefit of $65 million and $64 million as of March 31, 2010 and December 31, 2009, respectively. Net of noncontrolling interests of $5 million and $6 million of net losses as of March 31, 2010 and December 31, 2009, respectively.

(3)	No tax effect was recorded for foreign currency translation since the investment in foreign net assets translated is deemed indefinitely invested. Net of noncontrolling interests of zero as of both March 31, 2010 and December 31, 2009.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 8. Loss Per Share
No adjustments to net loss attributable to AbitibiBowater Inc. common shareholders were necessary to compute basic and diluted net loss per share attributable to AbitibiBowater Inc. common shareholders for all periods presented. Additionally, no adjustments to our basic weighted-average number of common shares outstanding were necessary to compute our diluted weighted-average number of common shares outstanding for all periods presented. Options to purchase 3.3 million and 3.6 million shares for the three months ended March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 0.1 million and 0.2 million equity-classified restricted stock units for the three months ended March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted loss per share for the same reason. In addition, no adjustments to net loss attributable to AbitibiBowater Inc. and the diluted weighted-average number of common shares outstanding were necessary for both the three months ended March 31, 2010 and 2009 after giving effect to the assumed conversion of the convertible notes representing 36.9 million additional common shares.
Note 9. Inventories, Net
Inventories, net as of March 31, 2010 and December 31, 2009 were comprised of the following:

	March 31,	December 31,
(Unaudited, in millions)	2010	2009

At lower of cost or market:
Raw materials and work in process	$136	$124
Finished goods	208	199
Mill stores and other supplies	264	271

	608	594
Excess of current cost over LIFO inventory value	(13)	(13)

	$595	$581

During the three months ended March 31, 2010, we recorded charges of $1 million for write-downs of mill stores inventory associated with an indefinitely idled paper machine and de-inking line. These charges were incurred as part of our restructuring and were included in “Reorganization items, net” in our Consolidated Statements of Operations.
Note 10. Restricted Cash
Restricted cash included in “Other assets” in our Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 was comprised of the following:

	March 31,	December 31,
(Unaudited, in millions)	2010	2009

ULC reserve (Note 12)	$52	$49
ULC DIP Facility (Note 12)	49	48
Proceeds sharing arrangement related to a third-party’s sale of timberlands (1)	28	27
Proceeds from asset sales (2)	18	–

	$147	$124

(1)	These proceeds are held in trust with the Monitor, pending further order from the Courts.
(2)	Represents proceeds from the sale of our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio, Texas of $11 million, our West Tacoma, Washington paper mill of $4 million and our Westover sawmill of $3 million. These proceeds are either held in escrow or in a designated account pending further order from the U.S. Court.
In addition, in connection with the accounts receivable securitization program, as of March 31, 2010 and December 31, 2009, we had cash of approximately $20 million and $18 million, respectively, in lockbox accounts, which were included as restricted cash in “Other current assets” in our Consolidated Balance Sheets. For additional information, see Note 12, “Liquidity and Debt.”

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 11. Severance Related Liabilities
The activity in our severance related liabilities for the three months ended March 31, 2010 was as follows:

	2010	2009	2008	2007
(Unaudited, in millions)	Initiatives	Initiatives	Initiatives	Initiatives	Total

Balance as of December 31, 2009	$–	$43	$27	$17	$87
Charges (credits)	4	5	–	–	9
Payments	–	–	–	–	–
Other	–	1	1	–	2

Balance as of March 31, 2010	$4	$49	$28	$17	$98

During the three months ended March 31, 2010, we recorded employee termination costs resulting from our work towards a comprehensive restructuring plan, primarily related to: (i) the indefinite idling of a paper machine and a de-inking line at our Thorold, Ontario paper mill, (ii) a workforce reduction at our Catawba paper mill and (iii) the continued indefinite idling of a paper mill and paper machine located in Canada.
As a result of the Creditor Protection Proceedings, severance payments may only be made pursuant to a Court order or an approved plan or plans of reorganization.
Employee termination and severance costs incurred as part of our restructuring were included in “Reorganization items, net” in our Consolidated Statements of Operations. The severance accruals were included in “Accounts payable and accrued liabilities” or “Liabilities subject to compromise” in our Consolidated Balance Sheets.
Note 12. Liquidity and Debt
Overview
In addition to cash-on-hand and cash provided by operations, our external sources of liquidity are comprised of the following (which are defined and discussed below): (i) the Bowater DIP Agreement, (ii) the ULC DIP Facility and (iii) the Abitibi and Donohue accounts receivable securitization program.
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings. Due to the commencement of the Creditor Protection Proceedings, unsecured pre-petition debt obligations of $4,859 million are included in “Liabilities subject to compromise” in our Consolidated Balance Sheets as of March 31, 2010. Secured pre-petition debt obligations of $983 million (consisting of ACCC’s $300 million 13.75% senior secured notes due 2011, Abitibi’s $347 million pre-petition senior secured term loan and Bowater’s $336 million pre-petition secured bank credit facilities) are included in current liabilities and secured pre-petition debt obligations of $34 million (consisting of Bowater’s floating rate industrial revenue bonds due 2029) are included in “Long-term debt, net of current portion” in our Consolidated Balance Sheets as of March 31, 2010. See Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.”
FASB ASC 852 requires that debt discounts and premiums, as well as debt issuance costs, be viewed as part of the valuation of the related pre-petition debt. When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt discounts, premiums and issuance costs to the extent necessary to report the debt at this allowed amount). As of May 20, 2010, the Courts had not confirmed any of our outstanding debt obligations as allowed claims. Therefore, we have not adjusted debt discounts, premiums and issuance costs, totaling $676 million as of March 31, 2010, related to our outstanding debt. We may be required to expense these amounts or a portion thereof as reorganization items if the Courts ultimately allow claim amounts that differ from the net carrying amount of the debt.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
For purposes of determining the amounts of allowed unsecured claims, any claims filed against a CCAA filer or Chapter 11 filer denominated in a currency other than the local currency will be translated to Canadian dollars and U.S. dollars, respectively, using the exchange rate in effect as of the date of the commencement of the Creditor Protection Proceedings for all Chapter 11 claims and for CCAA claims that existed as of the filing date, or the exchange rate in effect as of the date of the notice or event that gave rise to the claim for CCAA claims that arose after the filing date (the “fixed exchange rate”). The majority of our CCAA filers’ unsecured pre-petition debt obligations are denominated in U.S. dollars. The amounts recorded for these unsecured pre-petition debt obligations in our Liabilities subject to compromise as of March 31, 2010 do not reflect the impact of this fixed exchange rate since we do not record our unsecured pre-petition debt obligations at the estimated amounts of the allowed claims. These amounts will be adjusted to the allowed claim amounts once the amounts of the claims are approved by the Courts. As noted above, as of May 20, 2010, the Courts had not confirmed any of our outstanding debt obligations as allowed claims. The impact of the fixed exchange rate on our unsecured pre-petition debt obligations, assuming the contractual principal amounts were to be allowed by the Courts, would be an increase of approximately $597 million as of March 31, 2010. We will be required to record an expense for a similar amount as a reorganization item once the Courts determine the allowed amounts of the claims for our unsecured pre-petition debt obligations, assuming foreign exchange rates remain constant.
In accordance with FASB ASC 852, we have continued to record interest expense on our pre-petition debt obligations only to the extent that: (i) interest will be paid during the Creditor Protection Proceedings or (ii) it is probable that interest will be an allowed priority, secured or unsecured claim. As such, we have continued to accrue interest on the Debtors’ pre-petition secured debt obligations and the CCAA filers’ pre-petition unsecured debt obligations (based on the expectation that accrued interest on the CCAA filers’ pre-petition debt obligations will be a permitted claim under the CCAA Proceedings). Interest expense recorded in our Consolidated Statements of Operations totaled $189 million for the three months ended March 31, 2010. This amount includes a cumulative adjustment of $43 million to adjust the accrued interest on the unsecured U.S. dollar denominated debt obligations of the CCAA filers to the fixed exchange rate discussed above. Contractual interest expense would have been $197 million for the three months ended March 31, 2010. We are currently making cash payments for interest on the Bowater DIP Agreement (as defined below), the Bowater pre-petition secured bank credit facilities, Abitibi’s pre-petition senior secured term loan and Bowater’s floating rate industrial revenue bonds due 2029.
Abitibi and Donohue liquidity
Abitibi’s and Donohue’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations, the ULC DIP Facility (defined below) and an accounts receivable securitization program. As of March 31, 2010, Abitibi and Donohue had cash and cash equivalents of approximately $269 million and $9 million, respectively. As of March 31, 2010, Abitibi had $98 million of availability under its ULC DIP Facility, of which $49 million was included in “Cash and cash equivalents” and $49 million was included as restricted cash in “Other assets” in our Consolidated Balance Sheets. Abitibi and Donohue also had the ability to receive additional proceeds of up to $9 million under their accounts receivable securitization program.
ULC DIP Facility
On December 9, 2009, Abitibi entered into a Cdn$230 million ($218 million) Super Priority Debtor-In-Possession Credit Facility (the “ULC DIP Facility”) with 3239432 Nova Scotia Company, a wholly-owned subsidiary of ACCC (the (“ULC”), which is an intercompany facility that was created upon the sale of MPCo and was funded by a portion of the sale proceeds. On the same date, Cdn$130 million ($123 million) of the ULC DIP Facility was drawn pursuant to the Canadian Court’s approval. Subsequent draws of up to Cdn$50 million ($49 million, based on the exchange rate in effect on March 31, 2010) in the aggregate will be advanced upon not less than five business days’ notice, subject to meeting certain draw down requirements and certain conditions determined by the Canadian Court, and the remaining Cdn$50 million ($49 million, based on the exchange rate in effect on March 31, 2010) will become available only upon further order of the Canadian Court.
The obligations of Abitibi under its ULC DIP Facility are guaranteed by certain of Abitibi’s subsidiaries and secured by superpriority liens on all present and after-acquired property of Abitibi and the subsidiary guarantors, but subordinate to: (i) an administrative charge in the aggregate amount not exceeding Cdn$6 million ($6 million) of professional fees and disbursements in connection with the CCAA Proceedings; (ii) a directors’ charge not exceeding Cdn$22.5 million ($21 million) and (iii) the Cdn$140 million ($130 million) charge granted by the Canadian Court in connection with Abitibi’s former debtor in possession financing arrangement (but only to the extent of the subrogation rights of certain secured creditors of Abitibi, estimated to be in an aggregate amount of approximately Cdn$40 million ($38 million)). These U.S. dollar amounts reflect the exchange rate to U.S. dollars in effect on December 9, 2009.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Loans made under the ULC DIP Facility bear no interest, except in the case of an overdue payment. All loans advanced under the ULC DIP Facility are to be repaid in full and the ULC DIP Facility will terminate on the earliest of: (i) December 31, 2010, (ii) the effective date of a plan or plans of reorganization or a plan of compromise or arrangement confirmed by order of the Courts or (iii) the acceleration of the ULC DIP Facility or the occurrence of an event of default. Loans must be prepaid to the extent the ULC does not have sufficient funds to make a payment under the guarantee agreement with Alcoa Canada Ltd. (“Alcoa”), which was our partner in MPCo and continues to own a 40% interest in MPCo. As of March 31, 2010, the ULC maintained an approximate Cdn$52 million ($52 million) reserve for this purpose, which was included as restricted cash in “Other assets” in our Consolidated Balance Sheets.
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
Abitibi and Donohue accounts receivable securitization program
Abitibi and ACSC, a subsidiary of Donohue, (the “Participants”) participate in an accounts receivable securitization program (the “Program”) whereby the Participants share among themselves the proceeds received under the Program. On June 16, 2009, with the approval of the Courts, the former accounts receivable securitization program was amended and restated in its entirety and now provides for a maximum outstanding limit of $270 million (the “Purchase Limit”) for the purchase of ownership interests in the Participants’ eligible trade accounts receivable by the third-party financial institutions party to the agreement (the “Banks”).
The Participants sell most of their receivables to Abitibi-Consolidated U.S. Funding Corp. (“Funding”), which is a bankruptcy-remote, special-purpose, indirect consolidated subsidiary of Donohue. On a revolving basis, Funding transfers to the agent for the Banks (the “Agent”) undivided percentage ownership interests (“Receivable Interests”) in the pool of receivables that Funding acquired from the Participants. The outstanding balance of Receivable Interests increases as new Receivable Interests are transferred to the Agent and decreases as collections reduce previously transferred Receivable Interests. The amount of Receivable Interests that can be transferred to the Agent depends on the amount and nature of the receivables available to be transferred and cannot result in the outstanding balance of Receivable Interests exceeding the Purchase Limit. The pool of receivables is collateral for the Receivable Interests transferred to the Agent. The Banks can pledge or sell their Receivable Interests, but cannot pledge or sell any receivable within the pool of receivables.
As discussed in Note 1, “Organization and Basis of Presentation – Recently adopted accounting guidance,” effective January 1, 2010, we prospectively applied new accounting guidance relating to the transfers of financial assets. As a result, transfers of the Receivable Interests to the Agent no longer qualify as sales. Such transfers and the proceeds received from the Banks are now accounted for as secured borrowings in accordance with FASB ASC 860, “Transfers and Servicing.” As of March 31, 2010, the weighted average interest rate charged by the Banks to Funding on the secured borrowings was 10.5% per annum and the commitment fee for the unused portion of the Purchase Limit was 1.5% per annum. These amounts, which totaled approximately $4 million for the three months ended March 31, 2010, are included in “Interest expense” in our Consolidated Statements of Operations. For the three months ended March 31, 2009, the transfer of Receivable Interests were recorded as a sale to the Banks, and the proceeds received from the Banks were net of an amount based on the Banks’ funding cost plus a margin, which resulted in a loss on the sale of ownership interests in accounts receivable of $3 million, which was included in “Other expense, net” in our Consolidated Statements of Operations.
As of March 31, 2010, the balance of the pool of receivables, net of an allowance for doubtful accounts was included in “Accounts receivable, net” in our Consolidated Balance Sheets. The outstanding balance of the proceeds received from the Banks was approximately $120 million and was recorded as “Secured borrowings” in our Consolidated Balance Sheets. In addition, based on the level and eligibility of the pool of receivables as of March 31, 2010, we could have borrowed an additional $9 million.
Abitibi and ACSC act as servicing agents and administer the collection of the receivables under the Program. The fees received from the Banks for servicing their Receivable Interests approximate the value of services rendered.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
In connection with the Program, Abitibi and ACSC maintain lockboxes into which certain collection receipts are deposited. These lockbox accounts are in Abitibi’s or Funding’s name, but are controlled by the Banks. The cash balances in these lockbox accounts, which totaled approximately $20 million and $18 million as of March 31, 2010 and December 31, 2009, respectively, were included as restricted cash in “Other current assets” in our Consolidated Balance Sheets.
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
Unless terminated earlier due to the occurrence of certain events of termination, or the substantial consummation of a plan or plans of reorganization or a plan of compromise or arrangement confirmed by order of the Courts, the Program will terminate on June 16, 2010. The termination date of the Program may be extended: (i) from June 16, 2010 to September 16, 2010 if we have filed a plan or plans of reorganization with the Courts that provide for the full repayment thereof in cash upon consummation and we have met certain other conditions, including providing a notice of our intention to extend, which we provided on May 13, 2010, and (ii) from September 16, 2010 to December 16, 2010 if we have not withdrawn the plan or plans of reorganization, and those plans have not been denied by either Court before September 16, 2010 and we have met certain other conditions.
Bowater liquidity
Bowater’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations and the Bowater DIP Agreement (defined below). As of March 31, 2010, Bowater had cash and cash equivalents of approximately $472 million.
Bowater DIP Agreement
In the Creditor Protection Proceedings, we sought and obtained final approval by the Courts to enter into a debtor in possession financing facility for the benefit of AbitibiBowater Inc., Bowater and certain of Bowater’s subsidiaries. On April 21, 2009, we entered into a Senior Secured Superpriority Debtor In Possession Credit Agreement (the “Bowater DIP Agreement”) among AbitibiBowater Inc., Bowater and BCFPI, as borrowers, Fairfax Financial Holdings Limited (“Fairfax”), as administrative agent, collateral agent and an initial lender, and Avenue Investments, L.P., as an initial lender. On May 8, 2009, Law Debenture Trust Company of New York replaced Fairfax as the administrative agent and collateral agent under the Bowater DIP Agreement.
The Bowater DIP Agreement provides for term loans in an aggregate principal amount of $206 million (the “Initial Advance”), consisting of a $166 million term loan facility to AbitibiBowater Inc. and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. Following the payment of fees payable to the lenders in connection with the Bowater DIP Agreement, the U.S. Borrowers and BCFPI received aggregate loan proceeds of $196 million. The Bowater DIP Agreement also permits the U.S. Borrowers to request, subject to the approval of the requisite lenders under the Bowater DIP Agreement, an incremental term loan facility (the “Incremental Facility”) and an asset based-revolving credit facility (the “ABL Facility”), provided that the aggregate principal amount of the Initial Advance and the Incremental Facility may not exceed $360 million and the aggregate principal amount of the Initial Advance, Incremental Facility and the ABL Facility may not exceed $600 million. The outstanding principal amount of loans under the Bowater DIP Agreement, plus accrued and unpaid interest, will be due and payable on July 21, 2010, as amended (the “Maturity Date”), but is subject to an earlier maturity date under certain circumstances. The Maturity Date will be extended by three months if, as of July 21, 2010, we are using our best efforts to pursue confirmation of the plans of reorganization, as amended and/or supplemented, by the Courts. Borrowings under the Bowater DIP Agreement bear interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or the London interbank offered rate for deposits in U.S. dollars (“LIBOR”), in each case plus a specified margin. The interest margin for base rate loans was 6.50% through April 20, 2010 and effective April 21, 2010 is 7.00%, with a base rate floor of 4.50%. The interest margin for LIBOR loans was 7.50% through April 20, 2010 and effective April 21, 2010 is 8.00%, with a LIBOR floor of 3.50%. On May 5, 2010, we incurred an extension fee of 0.50% on the outstanding principal balance, or approximately $1 million. If the Bowater DIP Agreement is extended beyond July 21, 2010, we will incur an additional extension fee of 0.50% on the outstanding principal balance at such time. In addition, on the earlier of the final Maturity Date or the date that the Bowater DIP Agreement is repaid in full, an exit fee of 2.00% of

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
the outstanding principal balance will be payable to the lenders. The obligations of the U.S. Borrowers under the Bowater DIP Agreement are guaranteed by AbitibiBowater Inc., Bowater, Bowater Newsprint South LLC (“Newsprint South”), a direct, wholly-owned subsidiary of AbitibiBowater Inc., and each of the U.S. subsidiaries of Bowater and Newsprint South that are debtors in the Chapter 11 Cases (collectively, the “U.S. Guarantors”) and secured by all or substantially all of the assets of each of the U.S. Borrowers and the U.S. Guarantors. The obligations of BCFPI under the Bowater DIP Agreement are guaranteed by the U.S. Borrowers and the U.S. Guarantors and each of the Bowater Canadian subsidiaries (other than BCFPI) that are debtors in the CCAA Proceedings (collectively, the “Canadian Guarantors”) and secured by all or substantially all of the assets of the U.S. Borrowers, the U.S. Guarantors, BCFPI and the Canadian Guarantors. On June 24, 2009, Bowater Canadian Finance Corporation was released from its obligations under the Bowater DIP Agreement.
The Bowater DIP Agreement contains customary covenants for debtor in possession financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the incurrence and repayment of indebtedness;
(iii) restrictions on the incurrence of liens; (iv) restrictions on making certain payments; (v) restrictions on investments; (vi) restrictions on asset dispositions and (vii) restrictions on modifications to material indebtedness. Additionally, the Bowater DIP Agreement contains certain financial covenants, including, among other things: (i) maintenance of a minimum consolidated EBITDA; (ii) compliance with a minimum fixed charge coverage ratio and (iii) a maximum amount of capital expenditures.
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
Note 13. Pension and Other Postretirement Benefit Plans
The components of net periodic benefit cost (credit) relating to our pension and other postretirement benefit plans (“OPEB plans”) for the three months ended March 31, 2010 and 2009 were as follows:

	Pension Plans		OPEB Plans
(Unaudited, in millions)	2010	2009	2010	2009

Service cost	$10	$10	$1	$1
Interest cost	85	82	6	6
Expected return on plan assets	(90)	(88)	–	–
Amortization of prior service cost (credit)	1	1	(2)	(3)
Recognized net actuarial loss (gain)	1	(2)	–	1
Curtailments	–	(10)	–	(1)

	$7	$(7)	$5	$4

Event impacting net periodic benefit cost (credit) for the three months ended March 31, 2009
In February 2009, upon the permanent closure of our Grand Falls, Newfoundland and Labrador newsprint mill, approximately 473 positions were eliminated. As a result, a curtailment gain of $10 million was included in the net periodic benefit cost of our pension plans and a curtailment gain of $1 million was included in the net periodic benefit cost of our OPEB plans.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 14. Income Taxes
The income tax benefit attributable to loss before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three months ended March 31, 2010 and 2009 as a result of the following:

(Unaudited, in millions)	2010	2009

Loss before income taxes	$(507)	$(217)

Income tax benefit (provision):
Expected income tax benefit	177	76
(Decrease) increase in income taxes resulting from:
Valuation allowance	(72)	(71)
Foreign exchange	(53)	11
State income taxes, net of federal income tax benefit	1	1
Foreign taxes	(59)	(6)
Tax reserves	–	(1)
Other, net	7	(3)

	$1	$7

During the three months ended March 31, 2010 and 2009, income tax benefits generated on the majority of our losses in both periods were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future losses will probably be offset by additional increases to the valuation allowance (tax charge).
During the three months ended March 31, 2009, we reversed $36 million of liabilities for unrecognized tax benefits as a result of pending Canadian legislation that was enacted during this period. This reversal had no impact on income tax expense as it was offset by an adjustment to the valuation allowance.
Note 15. Commitments and Contingencies
Creditor Protection Proceedings
On April 16, 2009 and December 21, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for relief under Chapter 11. In addition, on April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries sought creditor protection under the CCAA. On April 17, 2009, Abitibi and ACCC each filed Chapter 15 Cases to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings and also on that date, AbitibiBowater Inc. and certain of its subsidiaries in the Chapter 11 Cases obtained orders under the 18.6 Proceedings. Our wholly-owned subsidiary that operates our Mokpo operations and almost all of our less than wholly-owned subsidiaries continue to operate outside of the Creditor Protection Proceedings. For additional information, see Note 2, “Creditor Protection Proceedings.”
Bridgewater Administration
On February 2, 2010, BPCL filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended. BPCL’s board of directors appointed Ernst & Young LLP as joint administrators for the BPCL Administration, whose responsibilities are to manage the affairs, business and assets of BPCL. For additional information, see Note 1, “Organization and Basis of Presentation – Bridgewater Administration.”

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Newfoundland and Labrador environmental orders
On March 31, 2010, the Canadian Court dismissed a motion for declaratory judgment brought by the province of Newfoundland and Labrador, awarding costs in our favor, and thus confirmed our position that the five orders the province issued under section 99 of its Environmental Protection Act on November 12, 2009 are subject to the stay of proceedings pursuant to the Creditor Protection Proceedings. The province of Newfoundland and Labrador’s orders could have required us to proceed immediately with the environmental remediation of various sites we formerly owned or operated, some of which the province expropriated in December 2008 with the Abitibi-Consolidated Rights and Assets Act, S.N.L. 2008, c.A-1.01. If the province requests an extension to the applicable court-imposed deadline by which its claim had to be filed in order to receive any distribution in the Creditor Protection Proceedings, a request we can contest, and if the Canadian Court grants the request, the province’s claim based on the environmental orders would be subject to the existing claims process and would be subject to compromise. The province of Newfoundland and Labrador sought leave to appeal the Canadian Court’s judgment to the Quebec Court of Appeal, which was denied on May 18, 2010. The Canadian Court also dismissed, without costs, the province of British Columbia’s intervention in those proceedings.
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
Information on our commitments and contingencies is presented in Note 22, “Commitments and Contingencies,” included in our consolidated financial statements for the year ended December 31, 2009, incorporated herein by reference, as updated above. Except as otherwise described above, there have been no material developments to the legal proceedings described in our consolidated financial statements for the year ended December 31, 2009.
Employees
As of March 31, 2010, we employed approximately 11,900 people, of whom approximately 8,800 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union (the “CEP”) in Canada and predominantly by the United Steelworkers International in the U.S.
A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada expired at the end of April 2009, as have those for the Calhoun, Tennessee and the Catawba facilities. We recently reached an agreement in principle with representatives of both the CEP and the Confederation des syndicats nationaux (the “CSN”), subject to the resolution of multi-party pension deficit discussions that are continuing between the CCAA filers and various governments and unions in Canada. The members of the CEP and the CSN have ratified that agreement (except for one local that has yet to hold its vote). On April 29, 2010, a coalition of U.S. labor unions led by the United Steelworkers International ratified a new master bargaining agreement covering mills in Calhoun, Catawba, Coosa Pines, Alabama and Augusta. The individual mill collective bargaining agreements adopted in connection therewith will extend through April 27, 2014 in the case of Calhoun and Catawba and April 27, 2015 in the case of Coosa Pines and Augusta. The employees at the Mokpo facility have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear; we served the six-month notice necessary to terminate the collective bargaining agreement related to the Mokpo facility on June 19, 2009.
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
Information about segment sales and operating income (loss) for the three months ended March 31, 2010 and 2009 was as follows:

			Coated	Specialty	Market	Wood	Corporate	Consolidated
(Unaudited, in millions)		Newsprint	Papers	Papers	Pulp(1)	Products(2)	and Other	Total

Sales
First quarter	2010	$433	$106	$299	$163	$99	$–	$1,100
First quarter	2009	494	114	345	102	53	5	1,113

Operating income (loss) (3)
First quarter	2010	$(102)	$(4)	$(8)	$13	$2	$(11)	$(110)
First quarter (4)	2009	19	23	40	(11)	(27)	(68)	(24)

(1)	Market pulp sales excluded inter-segment sales of $10 million and $2 million for the three months ended March 31, 2010 and 2009, respectively.
(2)	Wood product sales excluded inter-segment sales of $38 million and $32 million for the three months ended March 31, 2010 and 2009, respectively.
(3)	“Corporate and Other” operating income (loss) for the three months ended March 31, 2010 and 2009 included the following special items:

(Unaudited, in millions)	2010	2009

Net gain on disposition of assets	$9	$52
Alternative fuel mixture tax credits	–	33
Closure costs, impairment and other related charges	(5)	(30)
Fees for unsuccessful refinancing efforts	–	(6)

	$4	$49

(4)	Operating income (loss) for newsprint, coated papers, specialty papers and market pulp included $2 million, $10 million, $5 million and $16 million, respectively, for the alternative fuel mixture tax credits for the three months ended March 31, 2009. Reference is made to Note 17, “Alternative Fuel Mixture Tax Credits,” for additional information.
Note 17. Alternative Fuel Mixture Tax Credits
During 2009, the U.S. Internal Revenue Code of 1986, as amended (the “Code”) provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, was refundable to the taxpayer. During the three months ended March 31, 2009, we recorded $33 million of these credits, which were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. According to the Code, the tax credit expired at the end of 2009.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 18. Subsequent Events
The following significant events occurred subsequent to March 31, 2010:
•	On April 29, 2010, a coalition of U.S. labor unions led by the United Steelworkers International ratified a new master bargaining agreement covering mills in Calhoun, Catawba, Coosa Pines and Augusta, as more fully discussed in Note 15, “Commitments and Contingencies – Employees.”

•	On May 4, 2010, we and certain of our U.S. and Canadian subsidiaries filed draft forms of plans of reorganization with the Courts, as more fully discussed in Note 2, “Creditor Protection Proceedings – Reorganization process.” As a result of the foregoing, the Maturity Date of our Bowater DIP Agreement was extended to July 21, 2010, subject to further extension.

•	On May 17, 2010, we announced the indefinite idling of our Gatineau, Quebec facility effective immediately.

ABITIBIBOWATER INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) of AbitibiBowater Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our,” “us” or the “Company”) provides information that we believe is useful in understanding our results of operations, cash flows and financial condition for the three months ended March 31, 2010. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited interim consolidated financial statements and related notes appearing in Item 1 of this Quarterly Report on Form 10-Q (“Unaudited Interim Consolidated Financial Statements”), which have been prepared assuming that AbitibiBowater will continue as a going concern. For a discussion of the going concern assumption, as well as the ramifications if the going concern basis is not appropriate, see “Going Concern” below. On April 16 and 17, 2009 and December 21, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for creditor protection. See “Creditor Protection Proceedings” below.
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
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties relating to our Creditor Protection Proceedings including, among other things: (a) risks associated with our ability to: continue as a going concern; stabilize the business to maximize the chances of preserving all or a portion of the enterprise; develop a comprehensive restructuring plan in an effective and timely manner; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; obtain court orders or approvals with respect to motions filed from time to time, including court approvals for asset sales; obtain alternative or replacement financing to replace our debtor in possession financing arrangements and restructure our substantial indebtedness and other obligations in a manner that allows us to obtain approval of a plan or plans of reorganization from affected creditors and its confirmation by the courts in order to successfully exit our Creditor Protection Proceedings, especially in light of the current decline in the global economy and credit conditions; renew or extend our current debtor in possession financing arrangements and/or accounts receivable securitization program, as the case may be, if the need to do so should arise; successfully implement a comprehensive restructuring plan and a plan or plans of reorganization; generate cash from operations and maintain cash-on-hand; operate within the restrictions and limitations of our current and any future debtor in possession financing arrangements; realize full or fair value for any assets or business we may divest as part of our comprehensive restructuring plan; attract and retain customers; maintain market share as our competitors move to capitalize on customer concerns; maintain current relationships with customers, vendors and trade creditors by actively and adequately communicating on and responding to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect such relationships; resolve claims made against us in connection with the Creditor Protection Proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; and reject, repudiate or terminate certain contracts; and (b) risks and uncertainties associated with: limitations on actions against any debtor during the Creditor Protection Proceedings and the values, if any, that will be assigned in our Creditor Protection Proceedings to our various pre-petition liabilities, common stock and other securities; and (ii) risks and uncertainties relating to our business including: industry conditions generally and further growth in alternative media; our capital intensive operations and the adequacy of our capital resources; the prices and terms under which we would be able to sell assets; the relative volatility of the U.S. dollar and the Canadian dollar; the costs of raw materials such as energy, chemicals

ABITIBIBOWATER INC.
and fiber; the success of our implementation of additional measures to enhance our operating efficiency and productivity; our ability to obtain fair compensation for our expropriated assets in the province of Newfoundland and Labrador, Canada and the possibility that we could lose any or all of our equity interest in Augusta Newsprint Company (“ANC”).
Additional risks that could cause actual results to differ from forward-looking statements are enumerated under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010, as amended, particularly the “Risks Relating to our Creditor Protection Proceedings.” All forward-looking statements in this Quarterly Report on Form 10-Q are expressly qualified by the cautionary statements contained or referred to in this section and in our other filings with the United States Securities and Exchange Commission (“SEC”) and the Canadian securities regulatory authorities. We disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.
The ultimate recovery to creditors and/or shareholders, if any, will not be determined until the plans of reorganization have been confirmed. No assurance can be given as to what values, if any, will be assigned to each of these constituencies or what types or amounts of distributions, if any, they will receive. We expect that our currently outstanding common stock and exchangeable shares will have no value and will be canceled for no consideration under the plans of reorganization, and that the value of our liabilities and other securities is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities. None of the statements in this Quarterly Report on Form 10-Q is a solicitation of votes for or against any plan of reorganization. Any such solicitation will only be made through appropriate disclosure documents approved by the applicable Court, as defined below.
Market and industry data
Information about industry or general economic conditions contained in this Quarterly Report on Form 10-Q is derived from third-party sources and certain trade publications (“Third-Party Data”) that we believe are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.
Creditor Protection Proceedings
U.S. and Canadian filings for creditor protection
On April 16, 2009 and December 21, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”). In addition, on April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries sought creditor protection (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (the “CCAA”) with the Superior Court of Quebec in Canada (the “Canadian Court”). On April 17, 2009, Abitibi-Consolidated Inc. (“Abitibi”), a subsidiary of AbitibiBowater Inc., and its wholly-owned subsidiary, Abitibi-Consolidated Company of Canada (“ACCC”), each filed a voluntary petition for provisional and final relief (the “Chapter 15 Cases”) in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings and also on that date, AbitibiBowater Inc. and certain of its subsidiaries in the Chapter 11 Cases obtained orders under Section 18.6 of the CCAA in respect thereof (the “18.6 Proceedings”). The Chapter 11 Cases, the Chapter 15 Cases, the CCAA Proceedings and the 18.6 Proceedings are collectively referred to as the “Creditor Protection Proceedings.” The entities subject to the Creditor Protection Proceedings are referred to herein as the “Debtors.” The U.S. Court and the Canadian Court are collectively referred to as the “Courts.” Our wholly-owned subsidiary that operates our Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries continue to operate outside of the Creditor Protection Proceedings.
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
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their

ABITIBIBOWATER INC.
terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings. See Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise,” and Note 12, “Liquidity and Debt,” to our Unaudited Interim Consolidated Financial Statements.
Debtor in possession financing arrangements
In the Creditor Protection Proceedings, we sought and obtained: (i) final approval by the Courts to enter into a debtor in possession financing facility for the benefit of AbitibiBowater Inc., Bowater Incorporated (“Bowater”), a wholly-owned subsidiary of AbitibiBowater Inc., and certain of Bowater’s subsidiaries, (ii) final approval by the Canadian Court to enter into a debtor in possession financing facility for the benefit of Abitibi with a wholly-owned subsidiary of ACCC and (iii) final approval by the Courts to amend and restate, in its entirety, the accounts receivable securitization program of Abitibi and Donohue Corp. (“Donohue”), an indirect, wholly-owned subsidiary of AbitibiBowater Inc. Each of these financing arrangements is discussed in further detail below under “Liquidity and Capital Resources.”
Reorganization process
General
The Courts have issued a variety of orders on either a final or interim basis intended to support our business continuity throughout the restructuring process. These orders include, among other things, authorization to:
•	make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course;

•	ensure the continuation of existing cash management systems;

•	honor certain ongoing customer obligations;

•	repudiate or reject certain customer, supplier and other contracts;

•	enter into our debtor in possession financing arrangements and the Abitibi and Donohue second amended and restated accounts receivable securitization program, which are discussed below under “Liquidity and Capital Resources”;

•	conduct certain asset sales;

•	settle certain intercompany obligations; and

•	restructure our European sales structure.
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

ABITIBIBOWATER INC.
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
Since initiating the Creditor Protection Proceedings, we have engaged and will continue to engage in a review of our various agreements in light of the overriding rights described above. We have rejected and repudiated a number of leases, including leases of real estate and equipment, and have assumed or assigned certain others. Some of the more significant agreements we repudiated or rejected, as the case may be, include the following:
•	We repudiated certain supply contracts between Abitibi and SFK Pate S.E.N.C. and on May 21, 2009, the Canadian Court rejected a motion by SFK Pate S.E.N.C. to overturn that repudiation.

•	On June 15, 2009, we filed a motion with the U.S. Court to reject an amended and restated call agreement (the “Call Agreement”) in respect of Augusta Newsprint Inc. (“ANI”), an indirect subsidiary of The Woodbridge Company Limited (“Woodbridge”) and our partner in ANC. ANC is the partnership that owns and operates the Augusta, Georgia newsprint mill. The Call Agreement obligated Abitibi Consolidated Sales Corporation (“ACSC”), an indirect, wholly-owned subsidiary of AbitibiBowater Inc., to either buy out ANI at a price well above market, or risk losing all of its equity in the joint venture pursuant to forced sale provisions. The U.S. Court granted our motion on October 27, 2009 and approved our rejection of the Call Agreement. Our counterparties to the Call Agreement filed a Notice of Appeal with the U.S. Court on November 3, 2009. Also, on March 9, 2010, Woodbridge filed a motion in the U.S. Court to force ACSC to reject the partnership agreement governing ANC.

•	On July 7, 2009, we repudiated a parental guarantee issued by Abitibi in favor of NPower Cogen Limited (“NPower”) relating to the obligations of Bridgewater Paper Company Limited (“BPCL”), a subsidiary of AbitibiBowater Inc., under an energy supply contract for the Bridgewater, United Kingdom newsprint mill. For additional information, see “Bridgewater Administration” below.

•	Effective July 13, 2009, Bowater Canadian Forest Products Inc. (“BCFPI,” an indirect subsidiary of Bowater), Abitibi and ACCC repudiated contracts with Boralex Dolbeau Inc. and on July 28, 2009, we obtained a motion De Bene Esse to confirm our repudiation of those contracts in light of injunctions issued by the Canadian Court and the Court of Appeal of Quebec on January 22, 2008 and October 8, 2008, respectively, initially preventing such actions. Following the repudiation of these contracts, our Dolbeau, Quebec facility has been effectively idled.

•	On September 14, 2009, we repudiated certain of Abitibi’s shipping contracts with Spliethoff Transport B.V. based on expected savings and more favorable contractual terms with a new shipper. The Canadian Court rejected Spliethoff Transport B.V.’s motion to overturn the repudiation on November 24, 2009.

•	We rejected a number of pre-petition engagement letters with financial advisors retained to provide advisory services on an exclusive basis in connection with pre-petition restructuring activities and certain transactions that ultimately were not consummated.
The creditors affected by these repudiations and rejections have filed proofs of claims in the Creditor Protection Proceedings. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net and – Liabilities subject to compromise,” to our Unaudited Interim Consolidated Financial Statements.

ABITIBIBOWATER INC.
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
On February 18, 2010, the U.S. Court granted our motion to establish April 7, 2010 (the “Second Claims Bar Date”) as the date by which Post-filing Employees were required to file employee proofs of claim against us on account of: (i) any claim against us owing as of April 16, 2009 and (ii) any claim or expense asserted against us for the period from April 16, 2009 through and including February 28, 2010 (but excluding amounts owed for ordinary course payroll obligations that were scheduled to be paid on the next pay date occurring after February 28, 2010, or for the reimbursement of expenses scheduled to be paid in the ordinary course).
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
There have been approximately 7,300 and 7,500 claims filed against the Chapter 11 filers and the CCAA filers, respectively, that total, together with the Chapter 11 filers’ scheduled liabilities, approximately $85 billion (which for purposes of this disclosure, for the claims filed against the CCAA filers in Canadian dollars, reflects the exchange rate to U.S. dollars on the date of the commencement of the CCAA Proceedings, which may not be the rate applicable to every claim). We are currently in the process of reconciling such claims to the amounts we have recorded in “Liabilities subject to compromise” as of March 31, 2010 in our Consolidated Balance Sheets included in our Unaudited Interim Consolidated Financial Statements (“Consolidated Balance Sheets”). Differences in amounts recorded and claims filed by creditors are being investigated and will be resolved, including through the filing of objections with the Courts, where appropriate. We have identified, and expect to continue to identify, many claims that we believe should be disallowed by the Courts because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. In addition, as a result of this process, we may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete.
In both the U.S. and Canada, the determination of how claims will ultimately be treated, as well as how each class of affected claims will be settled, including payment terms, if applicable, cannot be made until the Courts approve the plans of reorganization. Accordingly, the ultimate number and amount of allowed claims, as well as the ultimate treatment and recovery of allowed claims, is not determinable at this time. Given the magnitude of the claims asserted, it is possible that allowed claims may be materially in excess of the amounts recorded as liabilities subject to compromise as of March 31, 2010 and adjustments to these liabilities may be recorded as “Reorganization items, net” in our Consolidated Statements of Operations included in our Unaudited Interim Consolidated Financial Statements (“Consolidated Statements of Operations”) in future periods. Classification for purposes of our Unaudited Interim Consolidated Financial Statements of any pre-petition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or legal conclusion by the Debtors as to the manner of classification, treatment, allowance or payment in the Creditor Protection Proceedings, including in connection with any plan or plans of reorganization that may be confirmed by the Courts and that may become effective pursuant to the Courts’ orders.
For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net and – Liabilities subject to compromise,” to our Unaudited Interim Consolidated Financial Statements.

ABITIBIBOWATER INC.
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
In the United States, Chapter 11 provides that we have the exclusive right for 120 days after the filing of the Creditor Protection Proceedings to file a plan or plans of reorganization with the U.S. Court. On August 4, 2009, the U.S. Court entered an order extending our exclusive right to file a plan or plans of reorganization and solicit votes thereon until December 14, 2009 and February 10, 2010, respectively, which the U.S. Court further extended to April 15, 2010 and June 11, 2010, respectively, and again to July 21, 2010 and September 9, 2010, respectively. We will likely file additional motions to request extensions of this exclusivity period, which we believe are routinely granted for up to 18 months in cases of this size and complexity. If our exclusivity period were to lapse, any party in interest would be able to file a plan or plans of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan or plans of reorganization must satisfy certain requirements of Chapter 11 and must be approved or confirmed by the U.S. Court in order to become effective.
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
On May 4, 2010, we and certain of our U.S. and Canadian subsidiaries filed draft forms of plans of reorganization with the Courts. These draft plans of reorganization provide a framework for the final forms, which we intend to file in the near term as amendments and/or supplements thereto, together with the related disclosure and proxy materials. The plans of reorganization were not filed for the purpose of soliciting votes and remain subject to finalization. The maturity date of the Bowater DIP Agreement, defined below under “Liquidity and Capital Resources,” will be extended by three months if, as of July 21, 2010, we are using our best efforts to pursue confirmation of the plans of reorganization, as amended and/or supplemented, by the Courts. There can be no assurance that the plans of reorganization will be supported and approved by affected creditors and confirmed by the Courts or that any such plan will be implemented successfully. Multi-party pension deficit discussions are continuing between the CCAA filers and various governments and unions in Canada as we work on developing the reorganization strategy.
Under the priority scheme established by Chapter 11 and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under the plans of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until the plans of reorganization, as amended and/or supplemented, have been confirmed. No assurance can be given as to what values, if any, will be assigned to each of these constituencies or what types or amounts of distributions, if any, they will receive. We expect that our currently outstanding common stock and exchangeable shares will have no value and will be canceled for no consideration under the final plans of reorganization, and that the value of our liabilities and other securities is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities. At this time, there can be no assurance that we will be able to restructure as a going concern, as described below, or successfully implement a plan or plans of reorganization.
See Part I, Item 1A, “Risk Factors – Risks Related to Our Creditor Protection Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010, as amended, for, among other things, the strategic, financial, operational and procedural risks resulting from the Creditor Protection Proceedings.

ABITIBIBOWATER INC.
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
Due to the commencement of the Creditor Protection Proceedings, each of the New York Stock Exchange and the Toronto Stock Exchange suspended the trading of our common stock at the opening of business on April 16, 2009 and delisted our common stock at the opening of business on May 21, 2009 and the close of market on May 15, 2009, respectively. Our common stock is currently traded in the over-the-counter market and is quoted on the Pink Sheets Quotation Service and on the OTC Bulletin Board under the symbol “ABWTQ.” In addition, the Toronto Stock Exchange suspended the trading of the exchangeable shares of AbitibiBowater Canada Inc. at the opening of business on April 16, 2009 and delisted such shares at the close of market on May 15, 2009.
Reporting requirements
Effective upon the commencement of the Creditor Protection Proceedings, we applied the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“FASB ASC 852”), in preparing our Unaudited Interim Consolidated Financial Statements and we continue to apply this guidance while we operate under the Creditor Protection Proceedings. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, provisions for losses and other charges directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in our Consolidated Statements of Operations. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements. Pre-petition obligations that may be impaired by the reorganization process have been classified in our Consolidated Balance Sheets as “Liabilities subject to compromise.” For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise,” to our Unaudited Interim Consolidated Financial Statements. Additionally, we have continued to record interest expense on certain of our pre-petition debt obligations. For additional information, see Note 12, “Liquidity and Debt,” to our Unaudited Interim Consolidated Financial Statements.
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
The Creditor Protection Proceedings and our debtor in possession financing arrangements, which are discussed under “Liquidity and Capital Resources,” provide us with a period of time to stabilize our operations and financial condition and develop a comprehensive restructuring plan. Management believes that these actions make the going concern basis of presentation appropriate. However, it is not possible to predict the outcome of these proceedings and as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going

ABITIBIBOWATER INC.
concern is dependent on market conditions and our ability to successfully develop and implement a comprehensive restructuring plan, improve profitability, obtain alternative financing to replace our debtor in possession financing arrangements, renew or extend our current debtor in possession financing arrangements and/or accounts receivable securitization program, as the case may be, if the need to do so should arise, and restructure our obligations in a manner that allows us to obtain the approval of a plan or plans of reorganization from affected creditors and its confirmation by the Courts. However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities.
Further, a comprehensive restructuring plan could materially change the carrying amounts and classifications reported in our Unaudited Interim Consolidated Financial Statements and could result in additional long-lived asset impairment charges. The assets and liabilities in our Unaudited Interim Consolidated Financial Statements do not reflect any adjustments related to such a comprehensive restructuring plan, except for certain charges discussed in Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
Bridgewater Administration
On February 2, 2010, BPCL filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended (the “BPCL Administration”). BPCL’s board of directors appointed Ernst & Young LLP as joint administrators for the BPCL Administration, whose responsibilities are to manage the affairs, business and assets of BPCL. As a result of the filing for administration, we no longer have control over or the ability to influence BPCL’s operations. As a result, effective as of the date of the BPCL Administration filing, we are no longer consolidating BPCL in our Unaudited Interim Consolidated Financial Statements and are now accounting for BPCL using the cost method of accounting. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
We understand that the joint administrators have ceased operations of the Bridgewater newsprint mill.
BPCL is a party to a contract with NPower for the cogeneration building and equipment lease and for the purchase of steam and electricity to operate the paper mill. This contract also contains two embedded derivative features, which are no longer included in our Unaudited Interim Consolidated Financial Statements as a result of the deconsolidation of BPCL. Abitibi had provided a guarantee in favor of NPower as it relates to BPCL’s obligations under this agreement, which it repudiated on July 7, 2009. NPower filed a related claim in the Creditor Protection Proceedings against Abitibi in November 2009. In the first quarter of 2010, we recorded a liability for NPower’s repudiated claim. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
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
In recent years, we have experienced significant recurring losses and negative operating cash flows, primarily due to: (i) the weakness in the global economy which has reduced the level and extent of publishing and advertising, which in turn has adversely affected the demand for our pulp and paper products and (ii) the weakness in the construction and real estate markets which has reduced the level of building and remodeling, which has adversely impacted the demand for our wood products. There was a precipitous decline in demand for all of our products and a corresponding decline in selling prices starting in the fourth quarter of 2008, which continued in 2009 as a result of the global economy and weakness in our North American market. In 2007, 2008 and 2009, we took numerous actions to mitigate these losses and negative cash flows, including, among other things: (i) the permanent closures and indefinite idling of certain non-profitable facilities, as well as market-related downtime at other facilities, to reduce our production, (ii) the idling of more than 50% of our lumber production and the consolidation of certain of our wood products operations in Eastern Canada, which materially improved our cost competitiveness and has reduced our loss on the business as the business segment continues to be challenged by

ABITIBIBOWATER INC.
severe economic conditions and (iii) the successful implementation in 2008 of price increases in newsprint, coated papers, specialty papers and market pulp.
Market and pricing conditions continued to worsen subsequent to the commencement of our Creditor Protection Proceedings for most of our paper grades and the price of newsprint in North America collapsed to extremely low levels in the summer of 2009. In response to these continued declining conditions and in developing our comprehensive restructuring plan, we have taken the following additional actions:
•	We repudiated contracts with Boralex Dolbeau Inc. (see “Creditor Protection Proceedings – Reorganization process” above), and following such repudiation, our Dolbeau facility has been effectively idled, representing 244,000 short tons of specialty papers annually;

•	We announced the indefinite idling of our two newsprint machines at our Thunder Bay, Ontario facility effective August 21, 2009, representing 392,000 metric tons annually, one of which was restarted in February 2010;

•	In August 2009, we announced that we would continue to work on selling, general and administrative (“SG&A”) austerity measures with a target reduction of approximately $100 million on an annualized basis, as compared to 2008. The SG&A reduction efforts included, among other items, a 25% corporate headcount reduction and the suspension of 2009 incentive compensation plans, including equity awards;

•	We implemented further production curtailments by indefinitely idling certain additional non-profitable facilities and machines, including our Beaupre, Quebec paper mill, representing 241,000 metric tons of specialty papers annually; a specialty paper machine at our Fort Frances, Ontario facility, representing 70,000 metric tons annually; and a newsprint machine at our Coosa Pines, Alabama paper mill, representing 170,000 metric tons annually;

•	In March 2010, we announced the indefinite idling of one of our newsprint machines at our Thorold, Ontario facility, effective April 12, 2010, representing approximately 207,000 metric tons of newsprint annually; and

•	On May 17, 2010, we announced the indefinite idling of our Gatineau, Quebec facility effective immediately, representing 358,000 metric tons annually. We are currently evaluating the financial impact of this indefinite idling and at this time, we are unable to estimate the amount of any charges, which would be recorded in the second quarter of 2010.
Further non-profitable capacity curtailments for 2010 may become necessary if newsprint demand declines or if global conditions worsen for any of our product lines. In our wood products business segment, we expect our 2010 operating rate to continue at extremely low levels and we will continue to take curtailment and other actions to minimize the financial impact as a result of the economic conditions.
Markets began to improve in the fourth quarter of 2009, which continued into the first quarter of 2010 in most of our paper and pulp grades, as well as in the lumber market with better than expected lumber pricing. As reported by third-party sources, we have announced price increases in the following paper and pulp grades:
•	North American newsprint price increases of $35 per metric ton in each of September and October 2009 and $25 per metric ton in each of March, April, May and June 2010;

•	Coated mechanical price increases of $30 per short ton effective immediately on all new orders and shipments and for all shipments on or after May 1, 2010 and an additional $60 per short ton effective June 1, 2010;

•	Specialty grade (SC grades) price increases of $30 per short ton effective immediately on all new orders and shipments and for all shipments on or after May 1, 2010 and an additional $60 per short ton effective June 1, 2010; and

•	Pulp price increases of $30 to $50 per metric ton effective March 1, 2010, an additional $50 per metric ton effective April 1, 2010 and an additional $20 to $50 per metric ton, depending on the grade, effective May 1, 2010.
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

ABITIBIBOWATER INC.
Business and Financial Review
     Overview
Through our subsidiaries, we manufacture newsprint, coated and specialty papers, market pulp and wood products. We operate pulp and paper manufacturing facilities in Canada, the United States and South Korea, as well as wood products manufacturing facilities and hydroelectric facilities in Canada.
As discussed further below, the newsprint industry experienced a slight decrease in North American demand in the first quarter of 2010; however, the newsprint market was much improved compared to the first quarter of 2009 when North American demand declined 32.2%. The coated mechanical papers industry in North America improved in the first quarter of 2010. The specialty papers industry experienced a slight increase in the first quarter of 2010 in North American demand, particularly for supercalendered high gloss papers. Global shipments of market pulp increased during the first quarter of 2010, despite a significant decline in China, which was partially offset by increases in North America and Western Europe. Our wood products segment benefited from a significant increase in pricing in the first quarter of 2010.
Due to the Creditor Protection Proceedings and the significant uncertainties associated therewith, our past operating results and financial condition are not likely to be indicative of our future operating results and financial condition.
     Consolidated Results of Operations

	Three Months Ended March 31,
(Unaudited, in millions, except per share amounts)	2010	2009	Change

Sales	$1,100	$1,113	$(13)
Operating loss	(110)	(24)	(86)
Net loss attributable to AbitibiBowater Inc.	(500)	(218)	(282)
Net loss per share attributable to AbitibiBowater Inc. – basic and diluted	(8.68)	(3.78)	(4.90)

Significant items that (unfavorably) favorably impacted operating loss:
Product pricing			$(131)
Shipments			118

Change in sales			(13)

Change in cost of sales and depreciation, amortization and cost of timber harvested			(93)

Change in distribution costs			(22)

Change in selling and administrative expenses			60

Change in closure costs, impairment and other related charges			25

Change in net gain on disposition of assets			(43)

			$(86)

Sales
Sales decreased $13 million, or 1.2%, from $1,113 million in the first quarter of 2009 to $1,100 million in the first quarter of 2010. The decrease was primarily due to significantly lower transaction prices in our paper grades (newsprint, coated papers and specialty papers) as pricing in these grades experienced a precipitous decline in 2009. The sales impact of these lower transaction prices was partially offset by higher shipments for all of our product lines, particularly newsprint, market pulp and wood products as markets began improving in recent quarters, as well as significantly higher transaction prices for market pulp and wood products. The impact of each of these items is discussed further below under “Segment Results of Operations.”

ABITIBIBOWATER INC.
Operating loss
Operating loss increased $86 million from $24 million in the first quarter of 2009 to $110 million in the first quarter of 2010. The above table analyzes the major items that increased operating loss. A brief explanation of these major items follows.
Manufacturing costs increased $93 million in the first quarter of 2010 compared to the first quarter of 2009, primarily due to a significantly unfavorable currency exchange ($121 million, primarily due to the Canadian dollar), the alternative fuel mixture tax credits of $33 million in the first quarter of 2009 (the fuel tax credit program expired at the end of 2009), higher volumes ($59 million) and higher costs for maintenance ($9 million). These higher costs were partially offset by lower costs for wood and fiber ($13 million), energy ($22 million), fuel ($7 million), chemicals ($13 million), labor and benefits ($18 million), depreciation ($34 million) and other favorable cost variances. For additional information regarding the alternative fuel mixture tax credits, reference is made to Note 17, “Alternative Fuel Mixture Tax Credits,” to our Unaudited Interim Consolidated Financial Statements.
Distribution costs increased $22 million in the first quarter of 2010 compared to the first quarter of 2009, due to significantly higher shipment volumes and higher distribution costs per ton.
Selling and administrative costs decreased $60 million in the first quarter of 2010 compared to the first quarter of 2009, primarily due to our continued cost reduction initiatives and the reversal of a $17 million bonus accrual in the first quarter of 2010, as well as costs related to our unsuccessful refinancing efforts and Creditor Protection Proceedings during the first quarter of 2009.
In the first quarter of 2010 and 2009, we recorded $5 million and $30 million, respectively, in closure costs, impairment and other related charges, which are not associated with our work towards a comprehensive restructuring plan. We realized $9 million in net gains on disposition of assets in the first quarter of 2010 compared to $52 million in the same period of 2009. For additional information, see “Segment Results of Operations – Corporate and Other” below.
Non-operating items
Interest expense
Interest expense decreased $3 million from $192 million in the first quarter of 2009 to $189 million in the first quarter of 2010. Pursuant to the Creditor Protection Proceedings, we ceased recording interest expense on certain pre-petition debt obligations. In accordance with FASB ASC 852, we have continued to record interest expense on our pre-petition debt obligations only to the extent that: (i) interest will be paid during the Creditor Protection Proceedings or (ii) it is probable that interest will be an allowed priority, secured or unsecured claim. As such, we have continued to accrue interest only on the Debtors’ pre-petition secured debt obligations and the CCAA filers’ pre-petition unsecured debt obligations (based on the expectation that accrued interest on the CCAA filers’ pre-petition debt obligations will be a permitted claim under the CCAA Proceedings). Interest expense in the first quarter of 2010 includes a cumulative adjustment of $43 million to adjust the accrued interest on the unsecured U.S. dollar denominated debt obligations of the CCAA filers, as further discussed in Note 12, “Liquidity and Debt – Overview,” to our Unaudited Interim Consolidated Financial Statements.
Other expense, net
Other expense, net for the first quarter of 2010 was $3 million and was primarily comprised of foreign currency exchange losses. Other expense, net for the first quarter of 2009 was $1 million, primarily comprised of fees of $11 million for a waiver and amendment to the Abitibi and Donohue accounts receivable securitization program, partially offset by foreign currency exchange gains of $6 million, primarily due to a weaker Canadian dollar versus the U.S. dollar.
Reorganization items, net
We have incurred significant costs associated with our Creditor Protection Proceedings and will continue to incur significant costs, which could adversely affect our results of operations and financial condition. In the first quarter of 2010, pursuant to FASB ASC 852, we recorded reorganization items, net of $205 million, for certain expenses, provisions for losses and other charges directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.

ABITIBIBOWATER INC.
Income taxes
Our effective tax rate in the first quarter of 2010 and 2009 was less than 1% and 3%, respectively, resulting from the recording of a tax benefit on a pre-tax loss in both periods.
During the three months ended March 31, 2010 and 2009, income tax benefits of approximately $72 million and $71 million, respectively, generated on the majority of our losses in both periods were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future losses will probably be offset by additional increases to the valuation allowance (tax charge).
Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates, primarily as a result of the tax treatment on foreign currency gains and losses. We have a number of foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed in the local country. Upon consolidation, such gains and losses are eliminated, but we are still liable for the local country taxes. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate. Additionally, we will probably not be recording income tax benefits on the majority of any 2010 losses, which will have an adverse impact on our overall effective income tax rate in future periods. To the extent that our operations on which a full valuation allowance has been recorded become profitable, the impact of this valuation allowance would lessen or reverse and positively impact our effective tax rate in those periods.
Net loss attributable to AbitibiBowater Inc.
Net loss attributable to AbitibiBowater Inc. in the first quarter of 2010 was $500 million, or $8.68 per common share, an increase of $282 million, or $4.90 per common share, compared to $218 million, or $3.78 per common share, in the same period of 2009. The increase was primarily due to the increases in operating loss and reorganization items, net, as discussed above.
     Segment Results of Operations
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products. None of the income or loss items following “Operating loss” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net gain on dispositions of assets and other discretionary charges or credits are not allocated to our segments. Also excluded from our segment results are corporate and other items, which include timber sales and general and administrative expenses, including costs associated with our unsuccessful refinancing efforts. These items are analyzed separately from our segment results. Share-based compensation expense and depreciation expense are, however, allocated to our segments. For additional information regarding our segments, see Note 16, “Segment Information,” to our Unaudited Interim Consolidated Financial Statements.

ABITIBIBOWATER INC.
Newsprint

	Three Months Ended March 31,
	2010	2009	Change

Average price (per metric ton)	$545	$682	$(137)
Average cost (per metric ton)	$674	$655	$19
Shipments (thousands of metric tons)	795	725	70
Downtime (thousands of metric tons)	214	375	(161)
Inventory at end of period (thousands of metric tons)	141	193	(52)

(Unaudited, in millions)

Segment sales	$433	$494	$(61)
Segment operating (loss) income	(102)	19	(121)

Significant items that (unfavorably) favorably impacted segment operating (loss) income:
Product pricing			$(99)
Shipments			38

Change in sales			(61)

Change in cost of sales and depreciation, amortization and cost of timber harvested			(56)

Change in distribution costs			(11)

Change in selling and administrative expenses			7

			$(121)

Segment sales decreased $61 million, or 12.3%, from $494 million in the first quarter of 2009 to $433 million in the first quarter of 2010, due to significantly lower transaction prices, partially offset by higher shipment volumes. Shipments for the first quarter of 2010 increased 70,000 metric tons, or 9.7%, compared to the first quarter of 2009. Our average transaction price in the first quarter of 2010 was significantly lower than the first quarter of 2009 as a result of the precipitous decline in newsprint prices that began in 2009 due to market conditions.
In the first quarter of 2010, downtime at our facilities was primarily market related. Inventory levels as of March 31, 2010 were 141,000 metric tons compared to 193,000 metric tons as of March 31, 2009.
Segment operating income decreased $121 million to an operating loss of $102 million in the first quarter of 2010 compared to $19 million of operating income in the first quarter of 2009, primarily due to decreased sales as discussed above, as well as higher manufacturing and distribution costs. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $56 million in the first quarter of 2010 compared to the first quarter of 2009, primarily due to an unfavorable currency exchange ($45 million, primarily due to the Canadian dollar) and higher volumes ($40 million), as well as the alternative fuel mixture tax credits of $2 million in the first quarter of 2009, partially offset by lower costs for wood and fiber ($4 million), energy ($13 million), fuel ($3 million), labor and benefits ($10 million) and other favorable cost variances.
Segment distribution costs increased in the first quarter of 2010 compared to the first quarter of 2009 due to higher shipment volumes and higher distribution costs per ton.
Newsprint Third-Party Data: In the first quarter of 2010, North American newsprint demand declined 1.9% compared to the same period of 2009. North American newsprint demand for the month of March 2010 increased 2.1% compared to the month of March 2009. In the first quarter of 2010, North American net exports of newsprint were 48.4% higher than the same period of 2009. Inventories for North American mills as of March 31, 2010 were 314,000 metric tons, which is 40.4% lower than as of March 31, 2009. The days of supply at the U.S. daily newspapers was 52 days as of March 31, 2010 compared to 54 days as of March 31, 2009. The North American operating rate for newsprint was 86% in the first quarter of 2010 compared to 67% in the same period of 2009.

ABITIBIBOWATER INC.
Coated Papers

	Three Months Ended March 31,
	2010	2009	Change

Average price (per short ton)	$668	$784	$(116)
Average cost (per short ton)	$690	$628	$62
Shipments (thousands of short tons)	159	145	14
Downtime (thousands of short tons)	3	36	(33)
Inventory at end of period (thousands of short tons)	20	38	(18)

(Unaudited, in millions)

Segment sales	$106	$114	$(8)
Segment operating (loss) income	(4)	23	(27)

Significant items that (unfavorably) favorably impacted segment operating (loss) income:
Product pricing			$(17)
Shipments			9

Change in sales			(8)

Change in cost of sales and depreciation, amortization and cost of timber harvested			(17)

Change in distribution costs			(2)

			$(27)

Segment sales decreased $8 million, or 7.0%, from $114 million in the first quarter of 2009 to $106 million in the first quarter of 2010, due to significantly lower transaction prices as a result of industry and global economic conditions, partially offset by higher shipments.
Segment operating income decreased $27 million to an operating loss of $4 million in the first quarter of 2010 compared to $23 million of operating income in the first quarter of 2009, primarily due to higher manufacturing costs and decreased sales as discussed above. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $17 million in the first quarter of 2010 compared to the first quarter of 2009, primarily due to the alternative fuel mixture tax credits of $10 million in the first quarter of 2009, higher volumes ($5 million) and higher costs for wood and fiber ($4 million), partially offset by other cost variances that were favorable. The average cost per ton increased $62 in the first quarter of 2010 compared to the first quarter of 2009, primarily due to the alternative fuel mixture tax credits in 2009.
Coated Papers Third-Party Data: North American magazine advertising pages decreased 9.4% in the first quarter of 2010 compared to the same period of 2009. North American demand for coated mechanical papers increased 9.2% in the first quarter of 2010 compared to the same period of 2009. The North American operating rate for coated mechanical papers was 84% in the first quarter of 2010 compared to 69% in the same period of 2009. North American coated mechanical mill inventories were at 19 days of supply as of March 31, 2010 compared to 38 days of supply as of March 31, 2009.

ABITIBIBOWATER INC.
Specialty Papers

	Three Months Ended March 31,
	2010	2009	Change

Average price (per short ton)	$684	$829	$(145)
Average cost (per short ton)	$703	$733	$(30)
Shipments (thousands of short tons)	436	416	20
Downtime (thousands of short tons)	4	109	(105)
Inventory at end of period (thousands of short tons)	93	143	(50)

(Unaudited, in millions)

Segment sales	$299	$345	$(46)
Segment operating (loss) income	(8)	40	(48)

Significant items that (unfavorably) favorably impacted segment operating (loss) income:
Product pricing			$(60)
Shipments			14

Change in sales			(46)

Change in cost of sales and depreciation, amortization and cost of timber harvested			(7)

Change in distribution costs			1

Change in selling and administrative expenses			4

			$(48)

Segment sales decreased $46 million, or 13.3%, from $345 million in the first quarter of 2009 to $299 million in the first quarter of 2010, primarily due to lower average transaction prices, partially offset by slightly higher shipment volumes.
Inventory levels as of March 31, 2010 were 93,000 short tons compared to 143,000 short tons as of March 31, 2009.
Segment operating income decreased $48 million to an operating loss of $8 million in the first quarter of 2010 compared to $40 million of operating income in the first quarter of 2009, primarily due to decreased sales as discussed above, as well as higher manufacturing costs. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $7 million in the first quarter of 2010 compared to the first quarter of 2009, primarily due to an unfavorable Canadian dollar currency exchange ($34 million), as well as the alternative fuel mixture tax credits of $5 million in the first quarter of 2009 and other unfavorable cost variances. These higher costs were partially offset by lower volumes ($4 million) and lower costs for wood and fiber ($2 million), depreciation ($2 million), labor and benefits ($6 million), chemicals ($7 million) and energy ($3 million).
Specialty Papers Third-Party Data: In the first quarter of 2010 compared to the same period in 2009, North American demand for supercalendered high gloss papers was up 10.8%, for lightweight or directory grades was up 0.2%, for standard uncoated mechanical papers was down 4.4% and in total for all specialty papers was up 2.6%. The North American operating rate for all specialty papers was 82% in the first quarter of 2010 compared to 74% in the same period of 2009. North American uncoated mechanical mill inventories were at 15 days of supply as of March 31, 2010 compared to 23 days supply as of March 31, 2009.

ABITIBIBOWATER INC.
Market Pulp

	Three Months Ended March 31,
	2010	2009	Change

Average price (per metric ton)	$676	$535	$141
Average cost (per metric ton)	$621	$592	$29
Shipments (thousands of metric tons)	241	191	50
Downtime (thousands of metric tons)	14	79	(65)
Inventory at end of period (thousands of metric tons)	45	71	(26)

(Unaudited, in millions)

Segment sales	$163	$102	$61
Segment operating income (loss)	13	(11)	24

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing			$27
Shipments			34

Change in sales			61

Change in cost of sales and depreciation, amortization and cost of timber harvested			(31)

Change in distribution costs			(5)

Change in selling and administrative expenses			(1)

			$24

Segment sales increased $61 million, or 59.8%, from $102 million in the first quarter of 2009 to $163 million in the first quarter of 2010, primarily due to higher shipment volumes and higher transaction prices.
Inventory levels as of March 31, 2010 were 45,000 metric tons compared to 71,000 metric tons as of March 31, 2009.
Segment operating loss improved $24 million to operating income of $13 million in the first quarter of 2010 compared to an $11 million operating loss in the first quarter of 2009, primarily due to increased sales as discussed above, partially offset by higher manufacturing costs. The above table analyzes the major items that improved operating loss. A brief explanation of these major items follows.
Segment manufacturing costs increased $31 million in the first quarter of 2010 compared to the first quarter of 2009, primarily due to the alternative fuel mixture tax credits of $16 million in the first quarter of 2009, an unfavorable Canadian dollar currency exchange ($12 million), higher volumes ($16 million) and higher costs for maintenance ($3 million). These higher costs were partially offset by lower costs for wood and fiber ($2 million), energy ($3 million), fuel ($2 million) and chemicals ($6 million). The average cost per ton increased $29 in the first quarter of 2010 compared to the first quarter of 2009, primarily due to the alternative fuel mixture tax credits in 2009.
Market Pulp Third-Party Data: World shipments for market pulp increased 6.7% in the first quarter of 2010 compared to the same period of 2009. Shipments were up 12.9% in Western Europe (the world’s largest pulp market), up 15.2% in North America, down 23.5% in China, up 31.4% in Latin America and up 14.6% in Africa and Asia (excluding China and Japan). World market pulp producers shipped at 90% of capacity in the first quarter of 2010 compared to 86% in the same period of 2009. World market pulp producer inventories were at 26 days of supply as of March 31, 2010 compared to 43 days of supply as of March 31, 2009.

ABITIBIBOWATER INC.
Wood Products

	Three Months Ended March 31,
	2010	2009	Change

Average price (per thousand board feet)	$300	$212	$88
Average cost (per thousand board feet)	$295	$319	$(24)
Shipments (millions of board feet)	331	251	80
Downtime (millions of board feet)	314	348	(34)
Inventory at end of period (millions of board feet)	125	106	19

(Unaudited, in millions)

Segment sales	$99	$53	$46
Segment operating income (loss)	2	(27)	29

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing			$23
Shipments			23

Change in sales			46

Change in cost of sales and depreciation, amortization and cost of timber harvested			(13)

Change in distribution costs			(5)

Change in selling and administrative expenses			1

			$29

Segment sales increased $46 million, or 86.8%, from $53 million in the first quarter of 2009 to $99 million in the first quarter of 2010, primarily due to significantly higher transaction prices and higher shipment volumes.
In the first quarter of 2010, downtime at our facilities was primarily market related.
Segment operating loss improved $29 million to operating income of $2 million in the first quarter of 2010 compared to a $27 million operating loss in the first quarter of 2009. The above table analyzes the major items that improved operating loss. A brief explanation of these major items follows.
The significant increase in sales in the first quarter of 2010 was partially offset by higher manufacturing and distribution costs in the first quarter of 2010 compared to the same period of 2009. The increase in manufacturing costs was primarily due to an unfavorable Canadian dollar currency exchange ($30 million) and higher volumes ($2 million), partially offset by lower costs for labor and benefits ($3 million), wood ($9 million), energy ($2 million) and other favorable cost variances.
Wood Products Third-Party Data: Privately-owned housing starts in the U.S. increased 20.2% to a seasonally-adjusted annual rate of 626,000 units in March 2010, compared to 521,000 units in March 2009. The recent increase in housing starts has been attributed largely to the deadline associated with the special tax credit for first-time homebuyers.

ABITIBIBOWATER INC.
Corporate and Other
The following table is included in order to facilitate the reconciliation of our segment sales and segment operating income (loss) to our total sales and operating loss in our Consolidated Statements of Operations.

	Three Months Ended March 31,
(Unaudited, in millions)	2010	2009	Change

Sales	$–	$5	$(5)
Operating loss	(11)	(68)	57

Sales	$–	$5	$(5)

Cost of sales and depreciation, amortization and cost of timber harvested	4	(27)	31

Selling and administrative expenses	(19)	(68)	49

Closure costs, impairment and other related charges	(5)	(30)	25

Net gain on disposition of assets	9	52	(43)

Operating loss	$(11)	$(68)	$57

Cost of sales and depreciation, amortization and cost of timber harvested
Manufacturing costs included in corporate and other primarily included the cost of timberlands.
Selling and administrative expenses
The decrease in selling and administrative expenses of $49 million in the first quarter of 2010 compared to the same period of 2009 was primarily due to our continued cost reduction initiatives and the reversal of a $17 million bonus accrual in the first quarter of 2010, as well as costs incurred in the first quarter of 2009 related to our unsuccessful refinancing efforts and Creditor Protection Proceedings.
Closure costs, impairment and other related charges
In the first quarter of 2010, we recorded $5 million of closure costs, impairment and other related charges, which are not associated with our work towards a comprehensive restructuring plan, primarily for impairment of long-lived assets related to our previously permanently closed Covington, Tennessee facility, as well as costs for a civil lawsuit related to a closed mill. In the first quarter of 2009, we recorded $30 million of closure costs, impairment and other related charges, primarily for a long-lived asset impairment charge related to assets held for sale for our interest in Manicouagan Power Company (“MPCo”).
For additional information, see Note 4, “Closure Costs, Impairment and Other Related Charges,” to our Unaudited Interim Consolidated Financial Statements.
Net gain on disposition of assets
During the first quarter of 2010, we recorded a net gain on disposition of assets of $9 million, primarily related to the sale, with Court or Monitor approval, as applicable, of various assets. During the first quarter of 2009, we recorded a net gain on disposition of assets of $52 million, primarily related to the sale of 191,463 acres of timberlands and other assets.
For additional information, see Note 5, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets,” to our Unaudited Interim Consolidated Financial Statements.

ABITIBIBOWATER INC.
Liquidity and Capital Resources
Overview
In addition to cash-on-hand and cash provided by operations, our external sources of liquidity are comprised of the following (which are defined and discussed below): (i) the Bowater DIP Agreement, (ii) the ULC DIP Facility and (iii) the Abitibi and Donohue accounts receivable securitization program.
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
During the first three months of 2010, we incurred significant costs associated with our Creditor Protection Proceedings and will continue to incur similar significant costs, which have and will continue to adversely affect our liquidity, results of operations and financial condition. We paid $19 million relating to reorganization items in the three months ended March 31, 2010. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements. Partially offsetting these increased payments were lower cash payments for interest. We are currently making cash payments for interest on the Bowater DIP Agreement (as defined below), the Bowater pre-petition secured bank credit facilities, Abitibi’s pre-petition senior secured term loan and Bowater’s floating rate industrial revenue bonds due 2029. As a result, cash payments for interest were $24 million in the first quarter of 2010 compared to $115 million in the same period of 2009. Additionally, on August 4, 2009, we announced that we would continue to work on selling, general and administrative (“SG&A”) austerity measures with a target reduction of approximately $100 million on an annualized basis, as compared to 2008. The SG&A reduction efforts included, among other items, a 25% corporate headcount reduction and the suspension of 2009 incentive compensation plans, including equity awards.
Abitibi and Donohue liquidity
Abitibi’s and Donohue’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations, the ULC DIP Facility (defined below) and an accounts receivable securitization program. As of March 31, 2010, Abitibi and Donohue had cash and cash equivalents of approximately $269 million and $9 million, respectively. As of March 31, 2010, Abitibi had $98 million of availability under its ULC DIP Facility, of which $49 million was included in “Cash and cash equivalents” and $49 million was included as restricted cash in “Other assets” in our Consolidated Balance Sheets. Abitibi and Donohue also had the ability to receive additional proceeds of up to $9 million under their accounts receivable securitization program.
ULC DIP Facility
On December 9, 2009, Abitibi entered into a Cdn$230 million ($218 million) Super Priority Debtor-In-Possession Credit Facility (the “ULC DIP Facility”) with 3239432 Nova Scotia Company, a wholly-owned subsidiary of ACCC (the (“ULC”), which is an intercompany facility that was created upon the sale of MPCo and was funded by a portion of the sale proceeds. On the same date, Cdn$130 million ($123 million) of the ULC DIP Facility was drawn pursuant to the Canadian Court’s approval. Subsequent draws of up to Cdn$50 million ($49 million, based on the exchange rate in effect on March 31, 2010) in the aggregate will be advanced upon not less than five business days’ notice, subject to meeting certain draw down requirements and certain conditions determined by the Canadian Court, and the remaining Cdn$50 million ($49 million, based on the exchange rate in effect on March 31, 2010) will become available only upon further order of the Canadian Court.
The obligations of Abitibi under its ULC DIP Facility are guaranteed by certain of Abitibi’s subsidiaries and secured by

ABITIBIBOWATER INC.
superpriority liens on all present and after-acquired property of Abitibi and the subsidiary guarantors, but subordinate to: (i) an administrative charge in the aggregate amount not exceeding Cdn$6 million ($6 million) of professional fees and disbursements in connection with the CCAA Proceedings; (ii) a directors’ charge not exceeding Cdn$22.5 million ($21 million) and (iii) the Cdn$140 million ($130 million) charge granted by the Canadian Court in connection with Abitibi’s former debtor in possession financing arrangement (but only to the extent of the subrogation rights of certain secured creditors of Abitibi, estimated to be in an aggregate amount of approximately Cdn$40 million ($38 million)). These U.S. dollar amounts reflect the exchange rate to U.S. dollars in effect on December 9, 2009.
Loans made under the ULC DIP Facility bear no interest, except in the case of an overdue payment. All loans advanced under the ULC DIP Facility are to be repaid in full and the ULC DIP Facility will terminate on the earliest of: (i) December 31, 2010, (ii) the effective date of a plan or plans of reorganization or a plan of compromise or arrangement confirmed by order of the Courts or (iii) the acceleration of the ULC DIP Facility or the occurrence of an event of default. Loans must be prepaid to the extent the ULC does not have sufficient funds to make a payment under the guarantee agreement with Alcoa Canada Ltd. (“Alcoa”), which was our partner in MPCo and continues to own a 40% interest in MPCo. As of March 31, 2010, the ULC maintained an approximate Cdn$52 million ($52 million) reserve for this purpose, which was included as restricted cash in “Other assets” in our Consolidated Balance Sheets.
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
Abitibi and Donohue accounts receivable securitization program
Abitibi and ACSC, a subsidiary of Donohue, (the “Participants”) participate in an accounts receivable securitization program (the “Program”) whereby the Participants share among themselves the proceeds received under the Program. On June 16, 2009, with the approval of the Courts, the former accounts receivable securitization program was amended and restated in its entirety and now provides for a maximum outstanding limit of $270 million (the “Purchase Limit”) for the purchase of ownership interests in the Participants’ eligible trade accounts receivable by the third-party financial institutions party to the agreement (the “Banks”).
The Participants sell most of their receivables to Abitibi-Consolidated U.S. Funding Corp. (“Funding”), which is a bankruptcy-remote, special-purpose, indirect consolidated subsidiary of Donohue. On a revolving basis, Funding transfers to the agent for the Banks (the “Agent”) undivided percentage ownership interests (“Receivable Interests”) in the pool of receivables that Funding acquired from the Participants. The outstanding balance of Receivable Interests increases as new Receivable Interests are transferred to the Agent and decreases as collections reduce previously transferred Receivable Interests. The amount of Receivable Interests that can be transferred to the Agent depends on the amount and nature of the receivables available to be transferred and cannot result in the outstanding balance of Receivable Interests exceeding the Purchase Limit. The pool of receivables is collateral for the Receivable Interests transferred to the Agent. The Banks can pledge or sell their Receivable Interests, but cannot pledge or sell any receivable within the pool of receivables.
As discussed in Note 1, “Organization and Basis of Presentation – Recently adopted accounting guidance,” to our Unaudited Interim Consolidated Financial Statements, effective January 1, 2010, we prospectively applied new accounting guidance relating to the transfers of financial assets. As a result, transfers of the Receivable Interests to the Agent no longer qualify as sales. Such transfers and the proceeds received from the Banks are now accounted for as secured borrowings in accordance with FASB ASC 860, “Transfers and Servicing.” As of March 31, 2010, the weighted average interest rate charged by the Banks to Funding on the secured borrowings was 10.5% per annum and the commitment fee for the unused portion of the Purchase Limit was 1.5% per annum. These amounts, which totaled approximately $4 million for the three months ended March 31, 2010, are included in “Interest expense” in our Consolidated Statements of Operations. For the three months ended March 31, 2009, the transfer of Receivable Interests were recorded as a sale to the Banks, and the proceeds received from the Banks were net of an amount based on the Banks’ funding cost plus a margin, which resulted in a loss on the sale of ownership interests in accounts receivable of $3 million, which was included in “Other expense, net” in our Consolidated Statements of Operations.
As of March 31, 2010, the balance of the pool of receivables, net of an allowance for doubtful accounts was included in “Accounts receivable, net” in our Consolidated Balance Sheets. The outstanding balance of the proceeds received from the

ABITIBIBOWATER INC.
Banks was approximately $120 million and was recorded as “Secured borrowings” in our Consolidated Balance Sheets. In addition, based on the level and eligibility of the pool of receivables as of March 31, 2010, we could have borrowed an additional $9 million.
Abitibi and ACSC act as servicing agents and administer the collection of the receivables under the Program. The fees received from the Banks for servicing their Receivable Interests approximate the value of services rendered.
In connection with the Program, Abitibi and ACSC maintain lockboxes into which certain collection receipts are deposited. These lockbox accounts are in Abitibi’s or Funding’s name, but are controlled by the Banks. The cash balances in these lockbox accounts, which totaled approximately $20 million and $18 million as of March 31, 2010 and December 31, 2009, respectively, were included as restricted cash in “Other current assets” in our Consolidated Balance Sheets.
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
Unless terminated earlier due to the occurrence of certain events of termination, or the substantial consummation of a plan or plans of reorganization or a plan of compromise or arrangement confirmed by order of the Courts, the Program will terminate on June 16, 2010. The termination date of the Program may be extended: (i) from June 16, 2010 to September 16, 2010 if we have filed a plan or plans of reorganization with the Courts that provide for the full repayment thereof in cash upon consummation and we have met certain other conditions, including providing a notice of our intention to extend, which we provided on May 13, 2010, and (ii) from September 16, 2010 to December 16, 2010 if we have not withdrawn the plan or plans of reorganization, and those plans have not been denied by either Court before September 16, 2010 and we have met certain other conditions.
Bowater liquidity
Bowater’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations and the Bowater DIP Agreement (defined below). As of March 31, 2010, Bowater had cash and cash equivalents of approximately $472 million.
Bowater DIP Agreement
In the Creditor Protection Proceedings, we sought and obtained final approval by the Courts to enter into a debtor in possession financing facility for the benefit of AbitibiBowater Inc., Bowater and certain of Bowater’s subsidiaries. On April 21, 2009, we entered into a Senior Secured Superpriority Debtor In Possession Credit Agreement (the “Bowater DIP Agreement”) among AbitibiBowater Inc., Bowater and BCFPI, as borrowers, Fairfax Financial Holdings Limited (“Fairfax”), as administrative agent, collateral agent and an initial lender, and Avenue Investments, L.P., as an initial lender. On May 8, 2009, Law Debenture Trust Company of New York replaced Fairfax as the administrative agent and collateral agent under the Bowater DIP Agreement.
The Bowater DIP Agreement provides for term loans in an aggregate principal amount of $206 million (the “Initial Advance”), consisting of a $166 million term loan facility to AbitibiBowater Inc. and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. Following the payment of fees payable to the lenders in connection with the Bowater DIP Agreement, the U.S. Borrowers and BCFPI received aggregate loan proceeds of $196 million. The Bowater DIP Agreement also permits the U.S. Borrowers to request, subject to the approval of the requisite lenders under the Bowater DIP Agreement, an incremental term loan facility (the “Incremental Facility”) and an asset based-revolving credit facility (the “ABL Facility”), provided that the aggregate principal amount of the Initial Advance and the Incremental Facility may not exceed $360 million and the aggregate principal amount of the Initial Advance, Incremental Facility and the ABL Facility may not exceed $600 million. The outstanding principal amount of loans under the Bowater DIP Agreement, plus accrued and unpaid interest, will be due and payable on July 21, 2010, as amended (the “Maturity Date”), but is subject to an earlier maturity date under certain circumstances. The Maturity Date will be extended by three months if, as of July 21, 2010, we are using our best efforts to pursue confirmation of the plans of reorganization, as amended and/or supplemented, by the Courts. Borrowings under the Bowater DIP Agreement bear interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or the London interbank offered rate for deposits in U.S. dollars (“LIBOR”), in each case plus a specified margin. The interest margin for base rate loans was 6.50% through April 20, 2010 and effective April 21, 2010 is 7.00%, with a base rate floor of 4.50%. The interest margin for LIBOR loans was 7.50% through April 20, 2010 and effective April 21, 2010 is 8.00%, with a LIBOR floor of 3.50%. On May 5, 2010, we incurred an extension fee of 0.50% on the outstanding principal balance, or approximately $1 million. If the Bowater DIP Agreement is extended beyond

ABITIBIBOWATER INC.
July 21, 2010, we will incur an additional extension fee of 0.50% on the outstanding principal balance at such time. In addition, on the earlier of the final Maturity Date or the date that the Bowater DIP Agreement is repaid in full, an exit fee of 2.00% of the outstanding principal balance will be payable to the lenders. The obligations of the U.S. Borrowers under the Bowater DIP Agreement are guaranteed by AbitibiBowater Inc., Bowater, Bowater Newsprint South LLC (“Newsprint South,” a direct, wholly-owned subsidiary of AbitibiBowater Inc.), and each of the U.S. subsidiaries of Bowater and Newsprint South that are debtors in the Chapter 11 Cases (collectively, the “U.S. Guarantors”) and secured by all or substantially all of the assets of each of the U.S. Borrowers and the U.S. Guarantors. The obligations of BCFPI under the Bowater DIP Agreement are guaranteed by the U.S. Borrowers and the U.S. Guarantors and each of the Bowater Canadian subsidiaries (other than BCFPI) that are debtors in the CCAA Proceedings (collectively, the “Canadian Guarantors”) and secured by all or substantially all of the assets of the U.S. Borrowers, the U.S. Guarantors, BCFPI and the Canadian Guarantors. On June 24, 2009, Bowater Canadian Finance Corporation was released from its obligations under the Bowater DIP Agreement.
The Bowater DIP Agreement contains customary covenants for debtor in possession financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the incurrence and repayment of indebtedness;
(iii) restrictions on the incurrence of liens; (iv) restrictions on making certain payments; (v) restrictions on investments; (vi) restrictions on asset dispositions and (vii) restrictions on modifications to material indebtedness. Additionally, the Bowater DIP Agreement contains certain financial covenants, including, among other things: (i) maintenance of a minimum consolidated EBITDA; (ii) compliance with a minimum fixed charge coverage ratio and (iii) a maximum amount of capital expenditures.
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
Flow of funds
Summary of cash flows
A summary of cash flows for the three months ended March 31, 2010 and 2009 was as follows:

(Unaudited, in millions)	2010	2009

Net cash provided by (used in) operating activities	$27	$(13)
Net cash (used in) provided by investing activities	(12)	46
Net cash used in financing activities	(21)	(44)

Net decrease in cash and cash equivalents	$(6)	$(11)

Cash provided by (used in) operating activities
The $40 million increase in cash provided by operating activities for the first quarter of 2010 compared to the same period of 2009 was primarily related to a reduction in accounts payable and accrued liabilities, partially offset by an increase in inventory, as well as the alternative fuel mixture tax credits in 2009. The reduction in accounts payable and accrued liabilities was partially offset by an increase in accrued interest on our pre-petition debt obligations. As a result, our cash flows from operating activities in the first quarter of 2010 compared to the same period of 2009 were favorably affected by the stay of interest payments related to certain pre-petition debt obligations.
Cash (used in) provided by investing activities
The $58 million decrease in cash provided by investing activities for the first quarter of 2010 compared to the same period of 2009 was primarily due to decreased proceeds from timberlands and other asset sales and an increase in restricted cash, partially offset by reductions in cash invested in fixed assets.
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

ABITIBIBOWATER INC.
Cash used in financing activities
The $23 million decrease in cash used in financing activities for the first quarter of 2010 compared to the same period of 2009 was primarily due to the payments on our revolving bank credit facilities in the first quarter of 2009.
Employees
As of March 31, 2010, we employed approximately 11,900 people, of whom approximately 8,800 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union (the “CEP”) in Canada and predominantly by the United Steelworkers International in the U.S.
A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada expired at the end of April 2009, as have those for the Calhoun, Tennessee and the Catawba, South Carolina facilities. We recently reached an agreement in principle with representatives of both the CEP and the Confederation des syndicats nationaux (the “CSN”), subject to the resolution of multi-party pension deficit discussions that are continuing between the CCAA filers and various governments and unions in Canada. The members of the CEP and the CSN have ratified that agreement (except for one local that has yet to hold its vote). On April 29, 2010, a coalition of U.S. labor unions led by the United Steelworkers International ratified a new master bargaining agreement covering mills in Calhoun, Catawba, Coosa Pines and Augusta. The individual mill collective bargaining agreements adopted in connection therewith will extend through April 27, 2014 in the case of Calhoun and Catawba and April 27, 2015 in the case of Coosa Pines and Augusta. The employees at the Mokpo facility have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear; we served the six-month notice necessary to terminate the collective bargaining agreement related to the Mokpo facility on June 19, 2009.
We also announced in the third quarter of 2009 that we would continue to work on selling, general and administrative (“SG&A”) austerity measures with a target reduction of approximately $100 million on an annualized basis, as compared to 2008. The SG&A reduction efforts included, among other items, a 25% corporate headcount reduction. We expect to have some further declines in employment as we develop and implement our plan or plans of reorganization and respond to the need to further reduce capacity in some product lines.
At this time, we cannot predict the impact of the Creditor Protection Proceedings on our labor costs, labor relations or any potential disruption of operations.
Recent Accounting Guidance
There is no new accounting guidance issued that is applicable to us which we have not yet adopted.
ITEM 4.  CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as of March 31, 2010. During our final review immediately prior to the prescribed due date for this report, we discovered a discrepancy in certain reported information in one of our segments. Our efforts to resolve and correct the discrepancy caused us to delay the filing of the report. We are working to ensure this issue does not reoccur. Based on an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
(b)	Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ABITIBIBOWATER INC.
PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Creditor Protection Proceedings
As previously discussed, on April 16, 2009 and December 21, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for relief under Chapter 11. In addition, on April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries sought creditor protection under the CCAA. On April 17, 2009, Abitibi and ACCC each filed Chapter 15 Cases to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings and also on that date, AbitibiBowater Inc. and certain of its subsidiaries in the Chapter 11 Cases obtained orders under the 18.6 Proceedings. Our wholly-owned subsidiary that operates our Mokpo operations and almost all of our less than wholly-owned subsidiaries continue to operate outside of the Creditor Protection Proceedings. For additional information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Creditor Protection Proceedings,” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Bridgewater Administration
As previously discussed, on February 2, 2010, BPCL filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended. BPCL’s board of directors appointed Ernst & Young LLP as joint administrators for the BPCL Administration, whose responsibilities are to manage the affairs, business and assets of BPCL.
Newfoundland and Labrador Environmental Orders
On March 31, 2010, the Canadian Court dismissed a motion for declaratory judgment brought by the province of Newfoundland and Labrador, awarding costs in our favor, and thus confirmed our position that the five orders the province issued under section 99 of its Environmental Protection Act on November 12, 2009 are subject to the stay of proceedings pursuant to the Creditor Protection Proceedings. The province of Newfoundland and Labrador’s orders could have required us to proceed immediately with the environmental remediation of various sites we formerly owned or operated, some of which the province expropriated in December 2008 with the Abitibi-Consolidated Rights and Assets Act, S.N.L. 2008, c.A-1.01. If the province requests an extension to the applicable court-imposed deadline by which its claim had to be filed in order to receive any distribution in the Creditor Protection Proceedings, a request we can contest, and if the Canadian Court grants the request, the province’s claim based on the environmental orders would be subject to the existing claims process and would be subject to compromise. The province of Newfoundland and Labrador sought leave to appeal the Canadian Court’s judgment to the Quebec Court of Appeal, which was denied on May 18, 2010. The Canadian Court also dismissed, without costs, the province of British Columbia’s intervention in those proceedings.
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
Information on our legal proceedings is presented under Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010, as subsequently amended and updated herein and except as so amended and updated, there have been no material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010, as amended.

ABITIBIBOWATER INC.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010, as amended, particularly the “Risks Relating to Our Creditor Protection Proceedings,” which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010, as amended, which is incorporated by reference herein.
ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	Filed with this Quarterly Report on Form 10-Q.

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

Joseph B. Johnson
Senior Vice President, Finance and Chief
Accounting Officer
Dated:     May 20, 2010

ABITIBIBOWATER INC.
INDEX TO EXHIBITS

Exhibit No.	Description
31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	Filed with this Quarterly Report on Form 10-Q.