Form 10-Q
period 2010-06-30
AbitibiBowater Inc.
filed 2010-08-16
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
As of July 30, 2010, there were 54,704,593 shares of AbitibiBowater Inc. common stock outstanding.

ABITIBIBOWATER INC.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$1,182	$1,036	$2,282	$2,149
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	951	784	1,866	1,572
Depreciation, amortization and cost of timber harvested	125	148	257	314
Distribution costs	141	119	278	234
Selling and administrative expenses	39	31	69	111
Closure costs, impairment and other related charges	3	240	8	270
Net gain on disposition of assets	(4)	(1)	(13)	(53)

Operating loss	(73)	(285)	(183)	(299)
Interest expense (contractual interest of $172 and $194 in the three months ended June 30, 2010 and 2009, respectively, and $369 and $386 in the six months ended June 30, 2010 and 2009, respectively)	(129)	(143)	(318)	(335)
Other income (expense), net	41	(30)	38	(31)

Loss before reorganization items and income taxes	(161)	(458)	(463)	(665)
Reorganization items, net (Note 3)	(148)	(89)	(353)	(99)

Loss before income taxes	(309)	(547)	(816)	(764)
Income tax benefit	9	34	10	41

Net loss including noncontrolling interests	(300)	(513)	(806)	(723)
Net loss (income) attributable to noncontrolling interests	3	3	9	(5)

Net loss attributable to AbitibiBowater Inc.	$(297)	$(510)	$(797)	$(728)

Net loss per share attributable to AbitibiBowater Inc. common shareholders:
Basic and diluted	$(5.15)	$(8.84)	$(13.83)	$(12.62)

Weighted-average number of AbitibiBowater Inc. common shares outstanding:
Basic and diluted	57.7	57.7	57.7	57.7

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED BALANCE SHEETS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions, except per share amount)

	June 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$708	$756
Accounts receivable, net	828	644
Inventories, net	515	581
Assets held for sale	9	52
Other current assets	111	139

Total current assets	2,171	2,172

Fixed assets, net	3,402	3,897
Goodwill	53	53
Amortizable intangible assets, net	462	473
Other assets	561	517

Total assets	$6,649	$7,112

Liabilities and deficit
Liabilities not subject to compromise:
Current liabilities:
Accounts payable and accrued liabilities	$511	$462
Debtor in possession financing	206	206
Secured borrowings	120	–
Short-term bank debt	680	680
Current portion of long-term debt	300	305
Liabilities associated with assets held for sale	3	35

Total current liabilities	1,820	1,688

Long-term debt, net of current portion	273	308
Pension and other postretirement projected benefit obligations	96	89
Other long-term liabilities	87	162
Deferred income taxes	96	107

Total liabilities not subject to compromise	2,372	2,354

Liabilities subject to compromise (Note 3)	7,065	6,727

Total liabilities	9,437	9,081

Commitments and contingencies
Deficit:
AbitibiBowater Inc. shareholders’ deficit:
Common stock, $1 par value. 54.7 shares outstanding as of June 30, 2010 and December 31, 2009	55	55
Exchangeable shares, no par value. 3.0 shares outstanding as of June 30, 2010 and December 31, 2009	173	173
Additional paid-in capital	2,525	2,522
Deficit	(5,188)	(4,391)
Accumulated other comprehensive loss	(466)	(450)

Total AbitibiBowater Inc. shareholders’ deficit	(2,901)	(2,091)
Noncontrolling interests	113	122

Total deficit	(2,788)	(1,969)

Total liabilities and deficit	$6,649	$7,112

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions)

	AbitibiBowater Inc. Shareholders’ Deficit
					Accumulated
			Additional		Other	Non-
	Common	Exchangeable	Paid-In		Comprehensive	controlling	Total
	Stock	Shares	Capital	Deficit	Loss	Interests (1)	Deficit

Balance as of December 31, 2009	$55	$173	$2,522	$(4,391)	$(450)	$122	$(1,969)

Share-based compensation costs for equity-classified awards	–	–	3	–	–	–	3
Net loss	–	–	–	(797)	–	(9)	(806)
Other comprehensive loss, net of tax	–	–	–	–	(16)	–	(16)

Balance as of June 30, 2010	$55	$173	$2,525	$(5,188)	$(466)	$113	$(2,788)

(1)	As of December 31, 2008, the balance of noncontrolling interests was $136 million. During the six months ended June 30, 2009, amounts attributable to noncontrolling interests consisted of $5 million of net income, $6 million of other comprehensive income, net of tax, and $7 million of dividends paid to noncontrolling interests, which resulted in a balance of noncontrolling interests of $140 million as of June 30, 2009.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2010	2009

Net loss including noncontrolling interests	$(806)	$(723)

Other comprehensive income (loss):
Change in unamortized prior service costs, net of tax of $0 in 2010 and 2009	3	(4)
Change in unamortized actuarial gains and losses, net of tax of $1 and $0 in 2010 and 2009, respectively	(17)	(2)
Foreign currency translation	(2)	12

Other comprehensive (loss) income, net of tax	(16)	6

Comprehensive loss including noncontrolling interests	(822)	(717)

Less: Comprehensive loss (income) attributable to noncontrolling interests:
Net loss (income)	9	(5)
Foreign currency translation	–	(6)

Comprehensive loss (income) attributable to noncontrolling interests	9	(11)

Comprehensive loss attributable to AbitibiBowater Inc.	$(813)	$(728)

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net loss including noncontrolling interests	$(806)	$(723)
Adjustments to reconcile net loss including noncontrolling interests to net cash (used in) provided by operating activities:
Share-based compensation	3	3
Depreciation, amortization and cost of timber harvested	257	314
Closure costs, impairment and other related charges	8	270
Write-downs of inventory	–	12
Deferred income taxes	(7)	10
Net pension expense (contributions)	6	(188)
Net gain on disposition of assets	(13)	(53)
Amortization of debt discount (premium) and debt issuance costs, net	8	48
(Gain) loss on translation of foreign currency denominated debt	(5)	6
Non-cash reorganization items, net	306	46
Debtor in possession financing costs	5	29
Changes in working capital:
Accounts receivable	(56)	148
Inventories	32	37
Other current assets	25	(25)
Accounts payable and accrued liabilities	199	78
Other, net	35	51

Net cash (used in) provided by operating activities	(3)	63

Cash flows from investing activities:
Cash invested in fixed assets	(26)	(53)
Disposition of assets	62	69
Increase in restricted cash	(55)	–
Decrease in deposit requirements for letters of credit, net	–	39
Cash received in monetization of derivative financial instruments	–	5

Net cash (used in) provided by investing activities	(19)	60

Cash flows from financing activities:
Decrease in secured borrowings, net	(21)	–
Cash dividends, including noncontrolling interests	–	(7)
Debtor in possession financing	–	236
Debtor in possession financing costs	(5)	(27)
Short-term financing, net	–	(24)
Payments of long-term debt	–	(5)
Payments of financing and bank credit facility fees	–	(9)

Net cash (used in) provided by financing activities	(26)	164

Net (decrease) increase in cash and cash equivalents	(48)	287
Cash and cash equivalents:
Beginning of period	756	192

End of period	$708	$479

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
Financial statements
The consolidated balance sheets as of June 30, 2010 and December 31, 2009, the related statements of operations for the three and six months ended June 30, 2010 and 2009, the related statement of changes in deficit for the six months ended June 30, 2010 and the related statements of comprehensive loss and cash flows for the six months ended June 30, 2010 and 2009 are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010, as amended. Certain prior year amounts in the unaudited interim consolidated financial statements and the related notes have been reclassified to conform to the 2010 presentation. The reclassifications had no effect on total deficit or net loss.
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
On August 2, 2010, the U.S Court approved the solicitation materials in respect of our Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Plan”). On July 9, 2010, the Canadian Court approved the mailing of solicitation materials related to the CCAA Plan of Reorganization and Compromise (the “CCAA Plan” and, together with the Chapter 11 Plan, the “Plans of Reorganization”). These approvals enable us to begin soliciting votes from creditors to accept or reject our Plans of Reorganization in accordance with the applicable Court orders. The Plans of Reorganization describe a proposed treatment of creditor claims and certain other matters. The Plans of Reorganization are subject to creditor approval and must also be approved by the applicable Court.
For additional information, see Note 2, “Creditor Protection Proceedings.”

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
The Creditor Protection Proceedings and our debtor in possession financing arrangements, which are discussed in Note 12, “Liquidity and Debt,” have provided us with a period of time to stabilize our operations and financial condition and develop our Plans of Reorganization. Management believes that these actions make the going concern basis of presentation appropriate. However, given the uncertainty involved in these proceedings, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to obtain the approval of the Plans of Reorganization from affected creditors and the Courts, successfully implement the Plans of Reorganization, improve profitability, obtain exit financing to replace our debtor in possession financing arrangements and renew or extend our current debtor in possession financing arrangements if the need to do so should arise. However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities.
Further, the implementation of the Plans of Reorganization could materially change the carrying amounts and classifications reported in our consolidated financial statements. The assets and liabilities in our unaudited interim consolidated financial statements do not reflect any adjustments related to the Plans of Reorganization, except for certain charges discussed in Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.” In addition, our unaudited interim consolidated financial statements do not purport to reflect or provide for all of the consequences of the Creditor Protection Proceedings, such as: (i) the realizable value of our assets on a liquidation basis or their availability to satisfy liabilities, (ii) the amounts of pre-petition liabilities that may be allowed for claims or contingencies or the status and priority thereof, (iii) the effect of any changes in our deficit that may be made in our recapitalization or (iv) the effect on our Consolidated Statements of Operations regarding any changes made to our business resulting from the Plans of Reorganization, except for certain charges discussed in Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.”
Effective upon the commencement of the Creditor Protection Proceedings, we applied the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“FASB ASC 852”), in preparing our consolidated financial statements and we continue to apply this guidance while we operate under the Creditor Protection Proceedings. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, provisions for losses, gains on disposition of assets and other charges directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in our Consolidated Statements of Operations. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net.” Pre-petition obligations that may be impaired by the reorganization process have been classified in our Consolidated Balance Sheets as “Liabilities subject to compromise.” For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.” Additionally, we have continued to record interest expense on certain of our pre-petition debt obligations. For additional information, see Note 12, “Liquidity and Debt.”
Bridgewater Administration
On February 2, 2010, Bridgewater Paper Company Limited (“BPCL”), a subsidiary of AbitibiBowater Inc., filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended (the “BPCL Administration”). BPCL’s board of directors appointed Ernst & Young LLP as joint administrators for the BPCL Administration, whose responsibilities are to manage the affairs, business and assets of BPCL. In May 2010, the joint administrators announced the sale of the paper mill and all related machinery and equipment. As a result of the filing for administration, we lost control over and the ability to influence BPCL’s operations. As a result, effective as of the date of the BPCL Administration filing, we are no longer consolidating BPCL in our consolidated financial statements and are now

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
accounting for BPCL using the cost method of accounting. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.”
BPCL was a party to a contract with NPower Cogen Limited (“NPower”) for the cogeneration building and equipment lease and for the purchase of steam and electricity to operate the paper mill. This contract also contained two embedded derivative features, which are no longer included in our consolidated financial statements as a result of the deconsolidation of BPCL. Abitibi had provided a guarantee in favor of NPower as it relates to BPCL’s obligations under this agreement, which it repudiated on July 7, 2009. NPower filed a related claim in the Creditor Protection Proceedings against Abitibi in November 2009. In the first quarter of 2010, we recorded a liability for NPower’s repudiated claim. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.”
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
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings. Due to the commencement of the Creditor Protection Proceedings, unsecured pre-petition debt obligations of $4,851 million are included in “Liabilities subject to compromise” in our Consolidated Balance Sheets as of June 30, 2010. Secured pre-petition debt obligations of $980 million and $34 million are included in current liabilities and “Long-term debt, net of current portion,” respectively, in our Consolidated Balance Sheets as of June 30, 2010. See Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.”

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Debtor in possession financing arrangements
In the Creditor Protection Proceedings, we sought and obtained: (i) final approval by the Courts to enter into a debtor in possession financing facility for the benefit of AbitibiBowater Inc., Bowater Incorporated (“Bowater”), a wholly-owned subsidiary of AbitibiBowater Inc., and certain of Bowater’s subsidiaries, (ii) final approval by the Canadian Court to enter into a debtor in possession financing facility for the benefit of Abitibi with a wholly-owned subsidiary of ACCC and (iii) final approval by the Courts to amend and restate, in its entirety, the accounts receivable securitization program, as further amended on June 11, 2010, of Abitibi and Donohue Corp. (“Donohue”), an indirect, wholly-owned subsidiary of AbitibiBowater Inc. Each of these financing arrangements is discussed in further detail in Note 12, “Liquidity and Debt.”
Reorganization process
General
The Courts have issued a variety of orders on either a final or interim basis intended to support our business continuity throughout the restructuring process. These orders include, among other things, authorization to:
•	make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course;

•	ensure the continuation of existing cash management systems;

•	honor certain ongoing customer obligations;

•	repudiate or reject certain customer, supplier and other contracts;

•	enter into our debtor in possession financing arrangements and the Abitibi and Donohue second amended and restated accounts receivable securitization program, as further amended, which are discussed in Note 12, “Liquidity and Debt”;

•	conduct certain asset sales;

•	settle certain intercompany obligations;

•	restructure our European sales structure; and

•	transfer certain properties from one subsidiary of AbitibiBowater to another subsidiary of AbitibiBowater, as well as the placement of the latter subsidiary into receivership.
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
Under the terms of a Canadian Court order, Ernst & Young Inc. serves as the court-appointed monitor under the CCAA Proceedings (the “Monitor”) and assisted us in formulating our CCAA restructuring plan.
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
Rejection and repudiation of contractual obligations
Under Section 365 and other relevant sections of Chapter 11, we may assume, assign or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Similarly, pursuant to the initial order issued by the Canadian Court on April 17, 2009 (the “Initial Order”), we have the right to, among other things, repudiate or reject agreements, contracts or arrangements of any nature whatsoever, whether oral or written, subject to the approval of the Monitor or further order of the Canadian Court. Any description of an agreement, contract, unexpired lease or arrangement in these notes to our unaudited interim consolidated financial statements must be read in light of these overriding rights pursuant to Section 365 of Chapter 11 and the relevant provisions of the CCAA, as applicable.
Since initiating the Creditor Protection Proceedings, we have engaged and will continue to engage in a review of our various agreements in light of the overriding rights described above. We have rejected and repudiated a number of leases, including leases of real estate and equipment, and have assumed or assigned certain others. Some of the more significant agreements we repudiated or rejected, as the case may be, include the following:
•	We repudiated certain supply contracts between Abitibi and SFK Pate S.E.N.C. and on May 21, 2009, the Canadian Court rejected a motion by SFK Pate S.E.N.C. to overturn that repudiation.

•	On June 15, 2009, we filed a motion with the U.S. Court to reject an amended and restated call agreement (the “Call Agreement”) in respect of Augusta Newsprint Inc. (“ANI”), an indirect subsidiary of The Woodbridge Company Limited (“Woodbridge”) and our partner in Augusta Newsprint Company (“ANC”). ANC is the partnership that owns and operates the Augusta, Georgia newsprint mill. The Call Agreement obligated Abitibi Consolidated Sales Corporation (“ACSC”), an indirect, wholly-owned subsidiary of AbitibiBowater Inc., to either buy out ANI at a price well above market, or risk losing all of its equity in the joint venture pursuant to forced sale provisions. The U.S. Court granted our motion on October 27, 2009 and approved our rejection of the Call Agreement. Our counterparties to the Call Agreement filed a Notice of Appeal with the U.S. Court on November 3, 2009. Also, on March 9, 2010, Woodbridge filed a motion in the U.S. Court to force ACSC to reject the partnership agreement governing ANC. We filed an objection to such motion on April 9, 2010. The matter was heard on May 26, 2010 but the hearing was not dispositive. The motion thus remains before the U.S. Court.

•	On July 7, 2009, we repudiated a parental guarantee issued by Abitibi in favor of NPower relating to BPCL’s obligations under an energy supply contract for the Bridgewater newsprint mill. For additional information, see Note 1, “Organization and Basis of Presentation – Bridgewater Administration.”

•	Effective July 13, 2009, Bowater Canadian Forest Products Inc. (“BCFPI,” an indirect subsidiary of Bowater), Abitibi and ACCC repudiated contracts with Boralex Dolbeau Inc. and on July 28, 2009, we obtained a motion De Bene Esse to confirm our repudiation of those contracts in light of injunctions issued by the Canadian Court and the Court of Appeal of Quebec on January 22, 2008 and October 8, 2008, respectively, initially preventing such actions. Following the repudiation of these contracts, our Dolbeau, Quebec facility has been effectively idled.

•	On September 14, 2009, we repudiated certain of Abitibi’s shipping contracts with Spliethoff Transport B.V. based on expected savings and more favorable contractual terms with a new shipper. The Canadian Court rejected Spliethoff Transport B.V.’s motion to overturn the repudiation on November 24, 2009.

•	We rejected a number of pre-petition engagement letters with financial advisors retained to provide advisory services on an exclusive basis in connection with pre-petition restructuring activities and certain transactions that ultimately were not consummated.

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
Procedures for the filing, review and determination of creditors’ claims in the U.S. and in Canada
On August 26, 2009 and September 3, 2009, the Canadian Court and the U.S. Court, respectively, granted our motions to establish November 13, 2009 (the “General Claims Bar Date”) as the bar date for the filing of claims, generally representing the majority of our creditors. We notified the majority of our creditors and potential creditors of the General Claims Bar Date and the requirement to file a proof of claim with the Courts before that deadline in order for a claimant to receive any distribution in the Creditor Protection Proceedings. Individuals who were employed by us as of April 16, 2009 (the date on which we filed for creditor protection in the U.S.) or thereafter (“Post-filing Employees”) were excluded from the General Claims Bar Date in the U.S. and Canada, as were certain other “Excluded Claims” in Canada.
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
There have been approximately 7,300 and 8,200 claims filed against the Chapter 11 filers and the CCAA filers, respectively, that total, together with the Chapter 11 filers’ scheduled liabilities, approximately $76 billion (which for purposes of this disclosure, for the claims filed against the CCAA filers in Canadian dollars, reflects the exchange rate to U.S. dollars on the date of the commencement of the CCAA Proceedings, which may not be the rate applicable to every claim). We are currently in the process of reconciling such claims to the amounts we have recorded in “Liabilities subject to compromise” as of June 30, 2010 in our Consolidated Balance Sheets. Differences in amounts recorded and claims filed by creditors are being investigated and will be resolved, including through the filing of objections with the Courts, where appropriate. We have identified, and expect to continue to identify, many claims that we believe should be disallowed by the Courts because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. In addition, as a result of this process, we may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. Also, we have identified, and may continue to identify, recorded liabilities for which no claim has been filed, which would result in a reorganization gain upon the elimination of the recorded liabilities. Although we are continuing to make progress, in light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete. Completion of the claims resolution process is not a condition to our emergence from the Creditor Protection Proceedings.
In both the U.S. and Canada, the determination of how claims will ultimately be treated, as well as how each class of affected claims will be settled, including payment terms, if applicable, cannot be made until the Courts approve, if at all, the Plans of Reorganization. Accordingly, the ultimate number and amount of allowed claims, as well as the ultimate treatment and recovery of allowed claims, is not determinable at this time. Given the magnitude of the claims asserted, it is possible that allowed claims may be materially in excess of the amounts recorded as liabilities subject to compromise as of June 30, 2010 and adjustments to these liabilities may be recorded as “Reorganization items, net” in our Consolidated Statements of

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Operations in future periods. Classification for purposes of our consolidated financial statements of any pre-petition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or legal conclusion by the Debtors as to the manner of classification, treatment, allowance or payment in the Creditor Protection Proceedings, including in connection with the Plans of Reorganization that may be approved by the Courts and that may become effective pursuant to the Courts’ orders.
For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net and – Liabilities subject to compromise.”
Plan or plans of reorganization
In order to successfully exit from Chapter 11 and the CCAA, we will be required to obtain approval from affected creditors and the Courts of the Plans of Reorganization upon having shown that they satisfy the requirements of Chapter 11 and the CCAA. Once approved, the Plans of Reorganization will resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance following our exit from Chapter 11 and the CCAA.
In the United States, Chapter 11 provides that we have the exclusive right for up to 18 months after the filing of the Creditor Protection Proceedings to file a plan or plans of reorganization with the U.S. Court. In successive orders, the U.S. Court further extended our exclusive right to file a plan or plans of reorganization and solicit votes thereon, and the current deadlines are September 14, 2010 and November 13, 2010, respectively. However, a motion is pending before the U.S. Court to further extend these deadlines for the maximum periods, which would extend our exclusive right to file a plan or plans of reorganization and solicit votes thereon until October 16, 2010 and December 16, 2010, respectively. We began soliciting votes from creditors for the approval or rejection of our Plans of Reorganization on August 9, 2010. If our exclusivity period were to lapse, any party in interest would be able to file a plan or plans of reorganization. In addition to being voted on and approved by holders of impaired claims and equity interests, the Chapter 11 Plan must satisfy certain requirements of Chapter 11 and must be confirmed by the U.S. Court in order to become effective.
Similarly, in Canada, the Initial Order provides for a general stay of proceedings for an initial period of 30 days. The Canadian Court has extended the stay of proceedings on a number of occasions, most recently through September 8, 2010. We will likely file additional motions to request further extensions of this stay of proceedings, which we believe are routinely granted for up to 18 months in cases of this size and complexity. The Initial Order provides that a plan or plans of reorganization under the CCAA must be filed with the Canadian Court before the termination of the stay of proceedings or such other time or times as may be allowed by the Canadian Court. Third parties could thereafter seek permission to file a plan or plans of reorganization. On July 9, 2010, we received the Canadian Court’s approval to mail solicitation materials for our CCAA Plan. In addition to being voted on by the required majority of affected creditors, the CCAA Plan must satisfy certain requirements of the CCAA and must be approved by the Canadian Court in order to become effective.
The Plans of Reorganization describe a proposed treatment of creditor claims and certain other matters. The Plans of Reorganization are subject to creditor approval and must also be approved by the applicable Court. There can be no assurance that the Plans of Reorganization will be supported and approved by affected creditors and approved by the Courts or that any such plan will be implemented successfully. There are a number of significant conditions to the implementation of the Plans of Reorganization, including the adopting of funding relief regulations in form and substance satisfactory to the CCAA filers in Quebec and Ontario in respect of the material solvency deficits in pension plans sponsored by Abitibi and Bowater.
The Plans of Reorganization include, among other things, the following key elements:
•	each of the Debtors’ operations will continue in substantially their current form;

•	all amounts outstanding under the Bowater DIP Agreement (as defined below) will be paid in full in cash and the facility will be terminated;

•	all outstanding receivable interests sold under the Abitibi and Donohue accounts receivable securitization program will be repurchased in cash for a price equal to the par amount thereof and the program will be terminated;

•	the Bowater pre-petition secured bank credit facilities (which consist of separate credit agreements entered into by Bowater and BCFPI) will be paid in full in cash, including principal and accrued interest;

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
•	the Abitibi pre-petition senior secured term loan will be paid in full in cash, including principal and accrued interest;

•	the outstanding ACCC pre-petition 13.75% senior secured notes due 2011 will be paid in full in cash, including principal and accrued interest;

•	holders of allowed claims arising from the Debtors’ pre-petition unsecured indebtedness will receive their pro rata share of the new common stock to be issued by the reorganized Company upon emergence from the Creditor Protection Proceedings and will be entitled, to the extent eligible, to participate in the Rights Offering (as defined below);

•	the Debtors’ obligations to fund the prior service costs related to their pension and other postretirement benefit plans will be reinstated, subject to the resolution of funding relief, as further discussed in Note 15, “Commitments and Contingencies – Employees”;

•	holders of pre-petition unsecured indebtedness with individual claim amounts less than $5,000 may be paid in cash in an amount equal to 50% of their claim amount, but under certain circumstances, these claim holders may be treated instead like all other holders of claims arising from pre-petition unsecured indebtedness;

•	all equity interests in the Company existing immediately prior to the emergence date will be discharged, canceled, released and extinguished;

•	the Debtors will conduct a rights offering (the “Rights Offering”) for the issuance of convertible senior subordinated notes (the “Convertible Notes”). Under the Rights Offering, each eligible unsecured creditor will receive a non-transferable right entitling such creditor to purchase its proportionate share of up to $500 million of Convertible Notes to be issued by the reorganized Company on the emergence date. Under certain circumstances, the amount of Convertible Notes may thereafter be increased by up to an additional $110 million. The Convertible Notes are expected to bear interest at the rate of 10% per annum (11% per annum if we elect to pay a portion of the interest through the issuance of additional Convertible Notes). We have entered into a backstop commitment agreement that provides for the purchase by certain investors of Convertible Notes to the extent that the Rights Offering is under-subscribed, which has been approved by the Courts;

•	subject to Court approval and applicable commitment and engagement letters, the reorganized Company will enter into a senior secured asset-based revolving credit facility; and

•	subject to Court approval and applicable commitment and engagement letters, the reorganized Company will enter into a senior secured term loan facility, which may be in the form of a loan, high-yield notes, bridge facility or other loan arrangement.
Under the priority scheme established by Chapter 11 and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under any plan of reorganization. The final recovery to creditors and/or shareholders, if any, will not be determined until the Plans of Reorganization, as amended and/or supplemented, have been approved by the applicable Court. The recovery will depend on, among other things, the nature of the claim and the debtor against whom the claim is properly made, as further described in the Plans of Reorganization and the related disclosure documents. Accordingly, the value of our obligations, including our debt securities, is highly speculative. The Plans of Reorganization provide that all of our currently outstanding common stock and exchangeable shares will be canceled for no consideration. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities.
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

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 3. Creditor Protection Proceedings Related Disclosures
Reorganization items, net
FASB ASC 852 requires separate disclosure of reorganization items such as certain expenses, provisions for losses and other charges directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings. As a result, all charges related to the commencement of an indefinite idling or permanent closure of a mill or a paper machine subsequent to the commencement of the Creditor Protection Proceedings are recorded in “Reorganization items, net”; whereas all charges related to the commencement of an indefinite idling or permanent closure of a mill or a paper machine prior to the commencement of the Creditor Protection Proceedings are recorded in “Closure costs, impairment and other related charges” in the consolidated statements of operations. Also, professional fees, provision for repudiated or rejected executory contracts, gains on disposition of assets, gains resulting from the loss of control of subsidiaries and the subsequent deconsolidation, debtor in possession financing costs and other expenses directly related to or resulting from our reorganization process under the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in our Consolidated Statements of Operations. The recognition of Reorganization items, net, unless specifically prescribed otherwise by FASB ASC 852, is in accordance with other applicable U.S. GAAP, including accounting for impairments of long-lived assets, accelerated depreciation, severance and termination benefits and costs associated with exit and disposal activities (including costs incurred in a restructuring).
Reorganization items, net for the three and six months ended June 30, 2010 and 2009 were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2010	2009	2010	2009

Professional fees (1)	$27	$45	$53	$55
Provision for repudiated or rejected executory contracts (2)	8	15	149	15
Charges related to indefinite idlings and a closed mill (3)	210	–	264	–
Gains on disposition of assets (4)	(58)	–	(60)	–
Gain on deconsolidation of BPCL (5)	–	–	(27)	–
Gain on deconsolidation of a variable interest entity (“VIE”) (6)	(16)	–	(16)	–
Debtor in possession financing costs (7)	5	29	5	29
Other (8)	(28)	–	(15)	–

	$148	$89	$353	$99

(1)	Professional fees directly related to the Creditor Protection Proceedings, ongoing monitoring and establishment of the Plans of Reorganization, including legal, accounting and other professional fees, as well as professional fees incurred by our creditors.
(2)	Provision for repudiated or rejected executory contracts represents provision for estimated claims arising from repudiated or rejected executory contracts, primarily the parental guarantee of BPCL’s NPower contract, supply contracts and equipment leases. The provision for the three and six months ended June 30, 2010 is net of approximately $14 million of gains arising from liabilities adjusted in the claims reconciliation process. See Note 1, “Organization and Basis of Presentation – Bridgewater Administration,” and Note 2, “Creditor Protection Proceedings – Reorganization process,” for additional information.
(3)	Represents charges primarily related to the indefinite idling of our Gatineau, Quebec paper mill in the second quarter of 2010 and a de-inking line and paper machine at our Thorold, Ontario paper mill in the first quarter of 2010, as well as an impairment charge in the second quarter of 2010 related to our Lufkin, Texas paper mill to reduce the carrying value of the assets to their current estimated fair value. These actions were initiated subsequent to the commencement of the Creditor Protection Proceedings as part of our work towards a comprehensive restructuring plan. Accordingly, these charges are included in Reorganization items, net. Such charges for the three months ended June 30, 2010 included: (i) accelerated depreciation charges of $163 million; (ii) a long-lived asset impairment charge of $10 million; (iii) severance and pension curtailment charges of $23 million and (iv) charges for the write-downs of inventory of $14 million. Such charges for the six months ended June 30, 2010 included: (i) accelerated depreciation charges of $210 million; (ii) a long-lived asset impairment charge of $10 million; (iii) severance and pension curtailment charges of $29 million and (iv) charges for the write-downs of inventory of $15 million. The fair value of the Lufkin impaired assets was determined based on the mill’s estimated sale value.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements

(4)	Represents the gains on disposition of various mills and other assets as part of our work towards a comprehensive restructuring plan, including the write-off of related asset retirement obligations. Such gains for the three months ended June 30, 2010 included our Mackenzie, British Columbia paper mill and sawmills, four previously permanently closed paper mills that were bundled and sold together and various other assets, all of which we sold for proceeds of approximately $34 million. Such gains for the six months ended June 30, 2010 also included our Westover, Alabama sawmill and our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio, Texas, which we sold for proceeds of approximately $15 million.
(5)	As discussed in Note 1, “Organization and Basis of Presentation – Bridgewater Administration,” we are no longer consolidating BPCL in our consolidated financial statements. At the time of the BPCL Administration filing, we had a negative basis in our investment in BPCL. Upon the deconsolidation of BPCL, we derecognized our negative investment, which resulted in a gain of $27 million.
(6)	During the second quarter of 2010, a subsidiary that was a VIE that we had been consolidating was placed into receivership. As a result, we lost control over and the ability to influence this VIE’s operations and are no longer the primary beneficiary of this VIE. Therefore, we are no longer consolidating this VIE in our consolidated financial statements. At such time, we had a negative basis in our investment in this VIE. Upon the deconsolidation of this VIE, we derecognized our negative investment, which resulted in a gain of $16 million.
(7)	Debtor in possession financing costs were incurred during the second quarter of 2010 in connection with: (i) the May 5, 2010 extension of the Bowater DIP Agreement to July 21, 2010 and (ii) the June 11, 2010 amendment to the Abitibi and Donohue second amended and restated accounts receivable securitization program. Debtor in possession financing costs were incurred during the second quarter of 2009 in connection with entering into: (i) the Bowater DIP Agreement, (ii) the debtor in possession financial facility for the benefit of Abitibi and Donohue, which was terminated on December 9, 2009, and (iii) the Abitibi and Donohue second amended and restated accounts receivable securitization program. For additional information, see Note 12, “Liquidity and Debt.”
(8)	For the three and six months ended June 30, 2010, “Other” primarily represents the write-off of approximately $23 million of environmental liabilities related to our Newfoundland and Labrador properties that were expropriated and for which no claim was filed. For the six months ended June 30, 2010, “Other” also includes environmental charges related to our estimated liability for an environmental claim filed against us by the current owner of a site previously owned by Abitibi, as well as employee termination charges resulting from our work towards a comprehensive restructuring plan related to a workforce reduction at our Catawba, South Carolina paper mill. “Other” for all periods also includes interest income, which was $1 million for the six months ended June 30, 2010 and less than $1 million for all other periods presented.
In the three and six months ended June 30, 2010, we paid $28 million and $47 million, respectively, relating to reorganization items, which were comprised of: (i) professional fees of $23 million and $42 million, respectively, and (ii) debtor in possession financing costs of $5 million for both periods. In the three and six months ended June 30, 2009, we paid $42 million and $51 million, respectively, relating to reorganization items, which were comprised of: (i) professional fees of $15 million and $24 million, respectively, and (ii) debtor in possession financing costs of $27 million for both periods. Payments relating to professional fees and debtor in possession financing costs were included in cash flows from operating activities and cash flows from financing activities, respectively, in our Consolidated Statements of Cash Flows.
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
Liabilities subject to compromise remain subject to future potentially material adjustments arising from negotiated settlements, actions of the Courts, further developments with respect to disputed claims, repudiation or rejection of

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
executory contracts and unexpired leases and the determination of the secured status of certain claims, as well as the value of collateral securing the claims, proofs of claims or other events. The Debtors have repudiated or rejected certain pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations with the approval of the Courts and may repudiate or reject additional ones in the future. Damages resulting from repudiations or rejections of executory contracts and unexpired leases are typically treated as general unsecured claims and are also classified as liabilities subject to compromise.
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
Liabilities subject to compromise of the Debtors as of June 30, 2010 and December 31, 2009 were comprised of the following:

	June 30,	December 31,
(Unaudited, in millions)	2010	2009

Unsecured pre-petition debt (Note 12)	$4,851	$4,852
Accrued interest on unsecured pre-petition debt (Note 12)	567	385
Accounts payable and accrued liabilities, excluding accrued interest on unsecured pre-petition debt	461	463
Pension and other postretirement projected benefit obligations	786	791
Repudiated or rejected executory contracts	373	228
Other liabilities	27	8

	$7,065	$6,727

We have not included the Debtors’ secured pre-petition debt obligations in liabilities subject to compromise since we believe that the value of the underlying collateral of these obligations significantly exceeds the amount of the expected claims by the secured creditors. As discussed in Note 2, “Creditor Protection Proceedings – Reorganization process,” the Courts have granted approval for the Debtors to, among other things, make payments relating to certain employee’s pre-petition wages, salaries and benefit programs in the ordinary course, ensure the continuation of existing cash management systems, honor certain ongoing customer obligations, enter into our debtor in possession financing arrangements, settle certain intercompany obligations, retain legal and financial professionals and other business-related payments necessary to maintain the operation of our business. Liabilities subject to compromise do not include: (i) liabilities held by Non-Debtors (as defined below); (ii) liabilities incurred after the commencement of the Creditor Protection Proceedings, except for accrued interest on unsecured pre-petition debt obligations of the Debtors under the CCAA Proceedings and (iii) pre-petition liabilities that the Debtors expect to be required to pay in full by applicable law, even though certain of these amounts may not be paid until the Plans of Reorganization are approved.
Condensed combined financial statements of Debtors
The following unaudited condensed combined financial statements represent the financial statements of the Debtors. Our subsidiaries that are not subject to the Creditor Protection Proceedings (“Non-Debtors”) are not consolidated in these condensed combined financial statements and, as such, their net loss is included in “Equity in net loss of Non-Debtors, net of tax” in the condensed combined statements of operations and their net assets are included as “Investments in and advances to Non-Debtors” in the condensed combined balance sheets. The Debtors’ condensed combined financial statements have been prepared in accordance with the guidance of FASB ASC 852.
Intercompany transactions between the Debtors have been eliminated whereas intercompany transactions between the Debtors and Non-Debtors have not been eliminated in these condensed combined financial statements.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements

ABITIBIBOWATER INC.
CONDENSED COMBINED STATEMENTS OF OPERATIONS – DEBTORS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2010	2009

Sales	$1,878	$1,651
Costs and expenses	2,033	1,760

Operating loss	(155)	(109)
Interest expense (contractual interest of $348 and $377 in 2010 and 2009, respectively)	(297)	(326)
Other income (expense), net	58	(47)
Reorganization items, net	(353)	(99)
Income tax benefit (provision)	7	(10)
Equity in net loss of Non-Debtors, net of tax	(57)	(137)

Net loss attributable to AbitibiBowater Inc.	$(797)	$(728)

ABITIBIBOWATER INC.
CONDENSED COMBINED BALANCE SHEETS – DEBTORS
(Unaudited, in millions)

	June 30,	December 31,
	2010	2009

Assets
Current assets:
Accounts receivable from Non-Debtors	$53	$63
All other current assets	1,691	1,806

Total current assets	1,744	1,869

Fixed assets, net	2,947	3,341
Amortizable intangible assets, net	265	271
Investments in and advances to Non-Debtors	658	648
All other assets	556	486

Total assets	$6,170	$6,615

Liabilities and deficit
Liabilities not subject to compromise:
Current liabilities:
Debtor in possession financing	$206	$206
All other current liabilities	1,545	1,496

Total current liabilities	1,751	1,702

Long-term liabilities	255	277

Total liabilities not subject to compromise	2,006	1,979

Liabilities subject to compromise	7,065	6,727

Total liabilities	9,071	8,706

Shareholders’ deficit	(2,901)	(2,091)

Total liabilities and deficit	$6,170	$6,615

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements

ABITIBIBOWATER INC.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS – DEBTORS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2010	2009

Net cash (used in) provided by operating activities	$(44)	$21

Net cash (used in) provided by investing activities (includes $17 and $(2) of advances from (to) Non-Debtors, net in 2010 and 2009, respectively)	(3)	79

Cash flows from financing activities:
Debtor in possession financing	–	236
Debtor in possession financing costs	(5)	(27)
Other, net	–	(43)

Net cash (used in) provided by financing activities	(5)	166

Net (decrease) increase in cash and cash equivalents	(52)	266
Cash and cash equivalents:
Beginning of period	675	148

End of period	$623	$414

Note 4. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges, which were not associated with our work towards a comprehensive restructuring plan, for the three and six months ended June 30, 2010 and 2009 were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2010	2009	2010	2009

Impairment of long-lived assets	$–	$85	$2	$85
Impairment of assets held for sale	–	148	–	178
Severance and other costs	3	7	6	7

	$3	$240	$8	$270

Impairment of long-lived assets
During the six months ended June 30, 2010, we recorded long-lived asset impairment charges of $2 million related to our previously permanently closed Covington, Tennessee facility to further reduce the carrying value of the assets to their current estimated fair value of $3 million, which was determined based on the mill’s estimated sales value.
During the second quarter of 2009, upon review of the recoverability of certain of our indefinitely idled newsprint mill assets following a steep decline in market demand in early 2009, we recorded a long-lived asset impairment charge of $85 million. The fair value of these assets of approximately $6 million was determined based on their estimated sale or salvage values.
Impairment of assets held for sale
During the three and six months ended June 30, 2009, we recorded long-lived asset impairment charges of $148 million and $178 million, respectively, related to the assets held for sale for our interest in Manicouagan Power Company (“MPCo”) to reduce the carrying value of our investment to fair value less costs to sell. The fair value of these assets was determined based on the net realizable value of the long-lived assets consistent with the terms of a non-binding agreement in principle for the sale in effect at the end of each respective quarter. The sale of MPCo was completed in the fourth quarter of 2009. For additional information, see Note 7, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges – Impairment of assets held for sale,” and Note 8, “Assets Held for Sale, Liabilities Associated with Assets Held

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
for Sale and Net Gain on Disposition of Assets,” included in our consolidated financial statements for the year ended December 31, 2009.
Severance and other costs
During the three months ended June 30, 2010, we recorded $3 million in severance and other costs, primarily for miscellaneous adjustments to severance liabilities and asset retirement obligations. During the six months ended June 30, 2010, we also recorded $3 million of other costs, primarily related to a lawsuit related to a closed mill.
During the three and six months ended June 30, 2009, we recorded severance and other costs related to the permanent closures of our Westover sawmill and Goodwater, Alabama planer mill.
Note 5. Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets
Assets held for sale as of June 30, 2010 and December 31, 2009 were comprised of the following:

	June 30,	December 31,
(Unaudited, in millions)	2010	2009

Inventories, net	$2	$–
Fixed assets, net	7	52

	$9	$52

Liabilities associated with assets held for sale as of June 30, 2010 and December 31, 2009 were comprised of the following:

	June 30,	December 31,
(Unaudited, in millions)	2010	2009

Accounts payable and accrued liabilities	$3	$35

	$3	$35

As of December 31, 2009, we held for sale the following assets (all of which were approved for sale, as required, by the applicable Court or the Monitor): our Saint-Raymond, Quebec and Westover sawmills; our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio, Texas; our Belgo, Quebec facility; a portion of land at our Port Alfred, Quebec facility; certain assets associated with our Lufkin paper mill and other assets.
As of June 30, 2010, we held for sale our Albertville, Alabama sawmill and various other assets (all of which were approved for sale, as required by the applicable Court or the Monitor). The assets and liabilities held for sale are carried in our Consolidated Balance Sheets at the lower of carrying value or fair value less costs to sell. As of June 30, 2010, we expected to complete a sale of all of these assets within the next twelve months for amounts that exceed their individual carrying values. We cease recording depreciation and amortization when assets are classified as held for sale.
During the three months ended June 30, 2010, we sold, with Court or Monitor approval, as applicable, various assets for proceeds of $5 million, resulting in a net gain on disposition of assets of $4 million. During the six months ended June 30, 2010, we sold, with Court or Monitor approval, as applicable, timberlands and other assets for proceeds of $13 million, resulting in a net gain on disposition of assets of $13 million. Additionally, during the six months ended June 30, 2010, as part of our work towards a comprehensive restructuring plan, we sold, with Court approval, various mills and other assets. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.”
There were no material asset sales during the three months ended June 30, 2009. During the six months ended June 30, 2009, we sold 191,838 acres of timberlands and other assets, including the water system associated with our Lufkin mill, for proceeds of $69 million, resulting in a net gain on disposition of assets of $53 million.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 6. Other Income (Expense), Net
Other income (expense), net for the three and six months ended June 30, 2010 and 2009 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2010	2009	2010	2009

Foreign exchange gain (loss)	$41	$(10)	$37	$(4)
Fees for waivers and amendments to accounts receivable securitization program (1)	–	(12)	–	(23)
Loss from equity method investments	(1)	(2)	(3)	(2)
Loss on sale of ownership interests in accounts receivable (Note 12)	–	(4)	–	(7)
Miscellaneous income (loss)	1	(2)	4	5

	$41	$(30)	$38	$(31)

(1)	As consideration for entering into certain waivers and amendments to our former accounts receivable securitization program, we incurred fees of $12 million and $23 million in the three and six months ended June 30, 2009, respectively, prior to the commencement of the Creditor Protection Proceedings.
Note 7. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as of June 30, 2010 and December 31, 2009 was comprised of the following:

	June 30,	December 31,
(Unaudited, in millions)	2010	2009

Unamortized prior service costs (1)	$(21)	$(24)
Unamortized actuarial losses (2)	(449)	(432)
Foreign currency translation (3)	4	6

	$(466)	$(450)

(1)	Net of deferred tax provision of $16 million as of both June 30, 2010 and December 31, 2009. Net of noncontrolling interests of $1 million and $2 million of net income as of June 30, 2010 and December 31, 2009, respectively.
(2)	Net of deferred tax benefit of $65 million and $64 million as of June 30, 2010 and December 31, 2009, respectively. Net of noncontrolling interests of $5 million and $6 million of net losses as of June 30, 2010 and December 31, 2009, respectively.
(3)	No tax effect was recorded for foreign currency translation since the investment in foreign net assets translated is deemed indefinitely invested. Net of noncontrolling interests of zero as of both June 30, 2010 and December 31, 2009.
Note 8. Loss Per Share
No adjustments to net loss attributable to AbitibiBowater Inc. common shareholders were necessary to compute basic and diluted net loss per share attributable to AbitibiBowater Inc. common shareholders for all periods presented. Additionally, no adjustments to our basic weighted-average number of common shares outstanding were necessary to compute our diluted weighted-average number of common shares outstanding for all periods presented. Options to purchase 3.3 million shares for both the three and six months ended June 30, 2010 and 3.6 million shares for both the three and six months ended June 30, 2009 were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 0.1 million equity-classified restricted stock units for both the three and six months ended June 30, 2010 and 0.2 million equity-classified restricted stock units for both the three and six months ended June 30, 2009 were excluded from the calculation of diluted loss per share for the same reason. In addition, no adjustments to net loss attributable to AbitibiBowater Inc. common shareholders and the diluted weighted-average number of common shares outstanding were necessary for all periods presented after giving effect to the assumed conversion of the convertible notes representing 36.9 million additional common shares.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 9. Inventories, Net
Inventories, net as of June 30, 2010 and December 31, 2009 were comprised of the following:

	June 30,	December 31,
(Unaudited, in millions)	2010	2009

At lower of cost or market:
Raw materials and work in process	$93	$124
Finished goods	178	199
Mill stores and other supplies	257	271

	528	594
Excess of current cost over LIFO inventory value	(13)	(13)

	$515	$581

During the three months ended June 30, 2010, we recorded charges of $14 million for write-downs of inventory associated with our indefinitely idled Gatineau paper mill. During the six months ended June 30, 2010, we also recorded charges of $1 million for write-downs of inventory associated with an indefinitely idled paper machine and de-inking line at our Thorold paper mill. These charges were incurred as part of our restructuring and were included in “Reorganization items, net” in our Consolidated Statements of Operations. During the six months ended June 30, 2009, we recorded charges of $12 million for write-downs of inventory associated with our indefinitely idled Alabama River, Alabama paper mill, as well as our Dalhousie, New Brunswick paper mill. These charges were not associated with our restructuring and were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations.
Note 10. Restricted Cash
Restricted cash included in “Other assets” in our Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 was comprised of the following:

	June 30,	December 31,
(Unaudited, in millions)	2010	2009

ULC reserve (Note 12)	$49	$49
ULC DIP Facility (Note 12)	47	48
Proceeds sharing arrangement related to a third-party’s sale of timberlands (1)	27	27
Proceeds from asset sales (2)	59	–
ACH Limited Partnership (3)	9	11
Other	3	3

	$194	$138

(1)	These proceeds are held in trust with the Monitor, pending further order from the Courts.
(2)	Represents proceeds from the sale of various assets, which primarily include our Mackenzie paper mill and sawmills of $29 million, our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio of $12 million, our West Tacoma, Washington paper mill of $4 million and our four previously permanently closed paper mills (that we bundled and sold together) of $6 million. These proceeds are either held in escrow or in a designated account pending further order from the applicable Court.
(3)	Represents cash restricted for capital expenditures, as well as reserves required under the partnership’s credit agreement.
In addition, in connection with the accounts receivable securitization program, as of June 30, 2010 and December 31, 2009, we had cash of approximately $17 million and $18 million, respectively, in lockbox accounts, which were included as restricted cash in “Other current assets” in our Consolidated Balance Sheets. For additional information, see Note 12, “Liquidity and Debt.”

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 11. Severance Related Liabilities
The activity in our severance related liabilities for the six months ended June 30, 2010 was as follows:

	2010	2009	2008	2007
(Unaudited, in millions)	Initiatives	Initiatives	Initiatives	Initiatives	Total

Balance as of December 31, 2009	$–	$43	$27	$17	$87
Charges (credits)	22	5	–	(2)	25
Payments	–	–	–	–	–
Other	–	(1)	1	(1)	(1)

Balance as of June 30, 2010	$22	$47	$28	$14	$111

During the six months ended June 30, 2010, we recorded employee termination costs resulting from our work towards a comprehensive restructuring plan, primarily related to: (i) the indefinite idling of our Gatineau paper mill, (ii) the indefinite idling of a paper machine and a de-inking line at our Thorold paper mill, (iii) a workforce reduction at our Catawba paper mill and (iv) the continued indefinite idling of our Dolbeau paper mill and a paper machine at our Thunder Bay, Ontario paper mill.
As a result of the Creditor Protection Proceedings, severance payments may only be made pursuant to a Court order or the approval of the Plans of Reorganization.
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
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the commencement of the Creditor Protection Proceedings. Due to the commencement of the Creditor Protection Proceedings, unsecured pre-petition debt obligations of $4,851 million are included in “Liabilities subject to compromise” in our Consolidated Balance Sheets as of June 30, 2010. Secured pre-petition debt obligations of $980 million (consisting of ACCC’s $300 million 13.75% senior secured notes due 2011, Abitibi’s $347 million pre-petition senior secured term loan and Bowater’s $333 million pre-petition secured bank credit facilities) are included in current liabilities and secured pre-petition debt obligations of $34 million (consisting of Bowater’s floating rate industrial revenue bonds due 2029) are included in “Long-term debt, net of current portion” in our Consolidated Balance Sheets as of June 30, 2010. See Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.”
FASB ASC 852 requires that debt discounts and premiums, as well as debt issuance costs, be viewed as part of the valuation of the related pre-petition debt. When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt discounts, premiums and issuance costs to the extent necessary to report the debt at this allowed amount). As of August 16, 2010, the Courts had not confirmed any of our outstanding debt obligations as allowed claims. Therefore, we have not adjusted debt discounts, premiums and issuance costs, totaling $674 million as of June 30, 2010, related to our outstanding debt. We will be required to expense these amounts or a portion thereof as reorganization items if the Courts ultimately allow claim amounts that differ from the net carrying amount of the debt.
For purposes of determining the amounts of allowed unsecured claims, any claims filed against a CCAA filer or Chapter 11

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
filer denominated in a currency other than the local currency will be translated to Canadian dollars and U.S. dollars, respectively, using the exchange rate in effect as of the date of the commencement of the Creditor Protection Proceedings for all Chapter 11 claims and for CCAA claims that existed as of the filing date, or the exchange rate in effect as of the date of the notice or event that gave rise to the claim for CCAA claims that arose after the filing date (the “fixed exchange rate”). The majority of our CCAA filers’ unsecured pre-petition debt obligations are denominated in U.S. dollars. The amounts recorded for these unsecured pre-petition debt obligations in our Liabilities subject to compromise as of June 30, 2010 do not reflect the impact of this fixed exchange rate since we do not record our unsecured pre-petition debt obligations at the estimated amounts of the allowed claims. These amounts will be adjusted to the allowed claim amounts once the amounts of the claims are approved by the Courts. As noted above, as of August 16, 2010, the Courts had not confirmed any of our outstanding debt obligations as allowed claims. The impact of the fixed exchange rate on our unsecured pre-petition debt obligations, assuming the contractual principal amounts were to be allowed by the Courts, would be an increase of approximately $431 million as of June 30, 2010. We will be required to record an expense for a similar amount as a reorganization item once the Courts determine the allowed amounts of the claims for our unsecured pre-petition debt obligations, assuming foreign exchange rates remain constant.
In accordance with FASB ASC 852, we have continued to record interest expense on our pre-petition debt obligations only to the extent that: (i) interest will be paid during the Creditor Protection Proceedings or (ii) it is probable that interest will be an allowed priority, secured or unsecured claim. As such, we have continued to accrue interest on the Debtors’ pre-petition secured debt obligations and the CCAA filers’ pre-petition unsecured debt obligations (based on the expectation that accrued interest on the CCAA filers’ pre-petition debt obligations will be a permitted claim under the CCAA Proceedings). Interest expense recorded in our Consolidated Statements of Operations totaled $129 million for the three months ended June 30, 2010 and $318 million for the six months ended June 30, 2010, which included a cumulative adjustment of $43 million to adjust the accrued interest on the unsecured U.S. dollar denominated debt obligations of the CCAA filers to the fixed exchange rate discussed above. Interest expense recorded in our Consolidated Statements of Operations totaled $143 million and $335 million for the three and six months ended June 30, 2009, respectively. Contractual interest expense would have been $172 million and $369 million for the three and six months ended June 30, 2010, respectively, and $194 million and $386 million for the three and six months ended June 30, 2009, respectively. We are currently making cash payments for interest on the Bowater DIP Agreement (as defined below), the Abitibi and Donohue accounts receivable securitization program, the Bowater pre-petition secured bank credit facilities, Abitibi’s pre-petition senior secured term loan and Bowater’s floating rate industrial revenue bonds due 2029.
Abitibi and Donohue liquidity
Abitibi’s and Donohue’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations, the ULC DIP Facility (defined below) and an accounts receivable securitization program. As of June 30, 2010, Abitibi and Donohue had cash and cash equivalents of approximately $205 million and $19 million, respectively. As of June 30, 2010, Abitibi had $94 million of availability under its ULC DIP Facility, of which $47 million was included in “Cash and cash equivalents” and $47 million was included as restricted cash in “Other assets” in our Consolidated Balance Sheets. Abitibi and Donohue also had the ability to receive additional proceeds of up to $33 million under their accounts receivable securitization program.
ULC DIP Facility
On December 9, 2009, Abitibi entered into a Cdn$230 million ($218 million) Super Priority Debtor-In-Possession Credit Facility (the “ULC DIP Facility”) with 3239432 Nova Scotia Company, a wholly-owned subsidiary of ACCC (the “ULC”), which is an intercompany facility that was created upon the sale of MPCo and was funded by a portion of the sale proceeds. On the same date, Cdn$130 million ($123 million) of the ULC DIP Facility was drawn pursuant to the Canadian Court’s approval. Subsequent draws of up to Cdn$50 million ($47 million, based on the exchange rate in effect on June 30, 2010) in the aggregate will be advanced upon not less than five business days’ notice, subject to meeting certain draw down requirements and certain conditions determined by the Canadian Court, and the remaining Cdn$50 million ($47 million, based on the exchange rate in effect on June 30, 2010) will become available only upon further order of the Canadian Court.
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
Loans made under the ULC DIP Facility bear no interest, except in the case of an overdue payment. All loans advanced under the ULC DIP Facility are to be repaid in full and the ULC DIP Facility will terminate on the earliest of: (i) December 31, 2010, (ii) the effective date of a plan or plans of reorganization or a plan of compromise or arrangement confirmed by order of the Courts or (iii) the acceleration of the ULC DIP Facility or the occurrence of an event of default. Loans must be prepaid to the extent the ULC does not have sufficient funds to make a payment under the guarantee agreement with Alcoa Canada Ltd. (“Alcoa”), which was our partner in MPCo and continues to own a 40% interest in MPCo. As of June 30, 2010, the ULC maintained an approximate Cdn$52 million ($49 million) reserve for this purpose, which was included as restricted cash in “Other assets” in our Consolidated Balance Sheets.
The ULC DIP Facility contains usual and customary events of default and covenants for debtor in possession financings of this type, including, among other things, the obligation for Abitibi to provide to Alcoa and the trustee for the 13.75% senior secured notes due 2011 a weekly cash flow forecast and certain monthly financial information.
In accordance with its stated purpose, the proceeds of the loans under the ULC DIP Facility can be used by Abitibi and certain of its subsidiaries for working capital and other general corporate purposes, costs of the Creditor Protection Proceedings and fees and expenses associated with the ULC DIP Facility.
Abitibi and Donohue accounts receivable securitization program
Abitibi and ACSC, a subsidiary of Donohue, (the “Participants”) participate in an accounts receivable securitization program (the “Program”) whereby the Participants share among themselves the proceeds received under the Program. On June 16, 2009, with the approval of the Courts, the former accounts receivable securitization program was amended and restated in its entirety and, as further amended on June 11, 2010, with the approval of the Courts, now provides for a maximum outstanding limit of $180 million (the “Purchase Limit”) for the purchase of ownership interests in the Participants’ eligible trade accounts receivable by the third-party financial institutions party to the agreement (the “Banks”).
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
As discussed in Note 1, “Organization and Basis of Presentation – Recently adopted accounting guidance,” effective January 1, 2010, we prospectively applied new accounting guidance relating to the transfers of financial assets. As a result, transfers of the Receivable Interests to the Agent no longer qualify as sales. Such transfers and the proceeds received from the Banks are now accounted for as secured borrowings in accordance with FASB ASC 860, “Transfers and Servicing.” As of June 30, 2010, the interest rate charged by the Banks to Funding on the secured borrowings was 6.25% per annum and the commitment fee for the unused portion of the Purchase Limit was 0.75% per annum. These amounts, which totaled approximately $3 million and $7 million for the three and six months ended June 30, 2010, respectively, are included in “Interest expense” in our Consolidated Statements of Operations. For the three and six months ended June 30, 2009, the transfer of Receivable Interests were recorded as a sale to the Banks, and the proceeds received from the Banks were net of an amount based on the Banks’ funding cost plus a margin, which resulted in a loss on the sale of ownership interests in accounts receivable of $4 million and $7 million, respectively, which was included in “Other expense, net” in our Consolidated Statements of Operations.
As of June 30, 2010, the balance of the pool of receivables, net of an allowance for doubtful accounts was included in

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
“Accounts receivable, net” in our Consolidated Balance Sheets. The outstanding balance of the proceeds received from the Banks was approximately $120 million and was recorded as “Secured borrowings” in our Consolidated Balance Sheets. In addition, based on the level and eligibility of the pool of receivables as of June 30, 2010, we could have borrowed an additional $33 million.
Abitibi and ACSC act as servicing agents and administer the collection of the receivables under the Program. The fees received from the Banks for servicing their Receivable Interests approximate the value of services rendered.
In connection with the Program, Abitibi and ACSC maintain lockboxes into which certain collection receipts are deposited. These lockbox accounts are in Abitibi’s or Funding’s name, but are controlled by the Banks. The cash balances in these lockbox accounts, which totaled approximately $17 million and $18 million as of June 30, 2010 and December 31, 2009, respectively, were included as restricted cash in “Other current assets” in our Consolidated Balance Sheets.
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
Unless terminated earlier due to the occurrence of certain events of termination, or the substantial consummation of a plan or plans of reorganization or a plan of compromise or arrangement confirmed by order of the Courts, the Program, as further amended on June 11, 2010, will terminate on June 10, 2011.
As consideration for entering into the amendment to the Program on June 11, 2010, we incurred fees of approximately $4 million during the second quarter of 2010. As consideration for entering into the amended and restated accounts receivable securitization program on June 16, 2009, we incurred fees of approximately $11 million during the second quarter of 2009. These fees were recorded in “Reorganization items, net” in our Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net”).
Bowater liquidity
Bowater’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations and the Bowater DIP Agreement (defined below). As of June 30, 2010, Bowater had cash and cash equivalents of approximately $484 million.
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
The Bowater DIP Agreement provides for term loans in an aggregate principal amount of $206 million (the “Initial Advance”), consisting of a $166 million term loan facility to AbitibiBowater Inc. and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. Following the payment of fees payable to the lenders in connection with the Bowater DIP Agreement, the U.S. Borrowers and BCFPI received aggregate loan proceeds of $196 million. The Bowater DIP Agreement also permits the U.S. Borrowers to request, subject to the approval of the requisite lenders under the Bowater DIP Agreement, an incremental term loan facility (the “Incremental Facility”) and an asset based-revolving credit facility (the “ABL Facility”), provided that the aggregate principal amount of the Initial Advance and the Incremental Facility may not exceed $360 million and the aggregate principal amount of the Initial Advance, Incremental Facility and the ABL Facility may not exceed $600 million. In connection with an amendment we entered into on July 15, 2010, which was approved by the U.S. Court on July 14, 2010 and the Canadian Court on July 21, 2010, we prepaid $166 million of the outstanding principal amount of the Initial Advance on July 21, 2010, which reduced the outstanding principal balance to

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
$40 million. As amended, the outstanding principal amount of loans under the Bowater DIP Agreement, plus accrued and unpaid interest, will be due and payable on the earliest of: (i) December 31, 2010, (ii) the effective date of a plan or plans of reorganization or (iii) the acceleration of loans and termination of the commitments (the “Maturity Date”).
Borrowings under the Bowater DIP Agreement bear interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or the London interbank offered rate for deposits in U.S. dollars (“LIBOR”), in each case plus a specified margin. The interest margin for base rate loans was 6.50% through April 20, 2010 and effective April 21, 2010 was 7.00%, with a base rate floor of 4.50%. The interest margin for base rate loans was reduced to 5.00% effective July 15, 2010 in connection with the July 15, 2010 amendment. The interest margin for LIBOR loans was 7.50% through April 20, 2010 and effective April 21, 2010 was 8.00%, with a LIBOR floor of 3.50%. The interest margin for LIBOR loans was reduced to 6.00% with a LIBOR floor of 2.00% effective July 15, 2010 in connection with the July 15, 2010 amendment. We incurred an extension fee and an amendment fee in connection with the May 5, 2010 extension and the July 15, 2010 amendment, respectively, in each case in an amount of 0.5% of the outstanding principal balance of $206 million, or approximately $1 million for each. We will be required to pay a duration fee of 0.5% of the outstanding principal balance (estimated to be $40 million), or approximately $200,000, if the aggregate principal amount of the advances under the Bowater DIP Agreement have not been repaid in full on or prior to October 15, 2010. In addition, on the earlier of the final Maturity Date or the date that the Bowater DIP Agreement is repaid in full, an exit fee of 2.00% of the aggregate amount of the advances will be payable to the lenders.
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
As consideration for the May 5, 2010 extension of the Bowater DIP Agreement to July 21, 2010, during the second quarter of 2010, we incurred fees of approximately $1 million. As consideration for entering into the Bowater DIP Agreement, during the second quarter of 2009, we incurred fees of approximately $14 million. These fees were recorded in “Reorganization items, net” in our Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net”).

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 13. Pension and Other Postretirement Benefit Plans
The components of net periodic benefit cost (credit) relating to our pension and other postretirement benefit plans (“OPEB plans”) for the three and six months ended June 30, 2010 and 2009 were as follows:
Pension Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2010	2009	2010	2009

Service cost	$10	$9	$20	$19
Interest cost	86	82	171	164
Expected return on plan assets	(90)	(87)	(180)	(175)
Amortization of prior service cost	1	1	2	2
Recognized net actuarial loss (gain)	1	(2)	2	(4)
Curtailments	4	–	4	(10)

	$12	$3	$19	$(4)

OPEB Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2010	2009	2010	2009

Service cost	$1	$1	$2	$2
Interest cost	6	6	12	12
Amortization of prior service credit	(2)	(3)	(4)	(6)
Recognized net actuarial loss	1	1	1	2
Curtailments	–	(1)	–	(2)

	$6	$4	$11	$8

Event impacting net periodic benefit cost for the three and six months ended June 30, 2010
In May 2010, as a result of the indefinite idling of our Gatineau paper mill, approximately 330 positions were impacted. As a result, a curtailment loss of $4 million was included in the net periodic benefit cost of our pension plans.
Events impacting net periodic benefit cost (credit) for the three and six months ended June 30, 2009
In June 2009, as a result of the permanent closure of our Westover sawmill and Goodwater planer mill operations, approximately 60 positions were eliminated. As a result, a curtailment gain of $1 million was included in the net periodic benefit cost of our OPEB plans.
In February 2009, upon the permanent closure of our Grand Falls, Newfoundland and Labrador newsprint mill, approximately 473 positions were eliminated. As a result, a curtailment gain of $10 million was included in the net periodic benefit credit of our pension plans and a curtailment gain of $1 million was included in the net periodic benefit cost of our OPEB plans.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 14. Income Taxes
The income tax benefit attributable to loss before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three and six months ended June 30, 2010 and 2009 as a result of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2010	2009	2010	2009

Loss before income taxes	$(309)	$(547)	$(816)	$(764)

Income tax benefit (provision):
Expected income tax benefit	108	191	286	267
(Decrease) increase in income taxes resulting from:
Valuation allowance	(139)	(75)	(211)	(146)
Foreign exchange	73	(48)	20	(37)
State income taxes, net of federal income tax benefit	1	–	2	–
Foreign taxes	(38)	(17)	(97)	(23)
Other, net	4	(17)	10	(20)

	$9	$34	$10	$41

Income tax benefits generated on the majority of our losses for all periods presented were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future losses will probably be offset by additional increases to the valuation allowance (tax charge). During the three and six months ended June 30, 2009, we recorded a tax recovery of approximately $41 million and $49 million, respectively, related to the asset impairment charges recorded associated with our assets held for sale for our investment in MPCo. For additional information, see Note 4, “Closure Costs, Impairment and Other Related Charges.”
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
On July 9, 2010, the Canadian Court approved the mailing of solicitation materials related to the CCAA Plan and on August 2, 2010, the U.S. Court approved the solicitation materials related to our Chapter 11 Plan. These approvals enable us to begin soliciting votes from creditors to accept or reject our Plans of Reorganization in accordance with the applicable Court orders.
For additional information, see Note 2, “Creditor Protection Proceedings.”

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
Information on our commitments and contingencies is presented in Note 22, “Commitments and Contingencies,” included in our consolidated financial statements for the year ended December 31, 2009, incorporated herein by reference, as updated in Note 15, “Commitments and Contingencies,” included in our unaudited interim consolidated financial statements for the quarter ended March 31, 2010, incorporated herein by reference, as further updated above. Except as otherwise updated in our unaudited interim consolidated financial statements for the quarter ended March 31, 2010 or as described above, there have been no material developments to the legal proceedings described in our consolidated financial statements for the year ended December 31, 2009.
Employees
As of June 30, 2010, we employed approximately 11,200 people, of whom approximately 8,100 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union (the “CEP”) in Canada and predominantly by the United Steelworkers International in the U.S.
A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada expired at the end of April 2009. At the beginning of March 2010, we reached an agreement in principle with the CEP and the Confederation des syndicats nationaux (the “CSN”), subject to the resolution of ongoing discussions with the governments of Quebec and Ontario regarding funding relief in respect of the material solvency deficits in pension plans sponsored by Abitibi and Bowater. Ratification of these agreements has been completed in all locations.
On April 29, 2010, a coalition of U.S. labor unions led by the United Steelworkers International ratified a new master bargaining agreement covering mills in Calhoun, Catawba, Coosa Pines, Alabama and Augusta. The individual mill collective bargaining agreements adopted in connection therewith will extend through April 27, 2014 in the case of Calhoun and Catawba and April 27, 2015 in the case of Coosa Pines and Augusta. The master bargaining agreement will become effective upon consummation of the Plans of Reorganization.
In May and June 2010, we reached agreements with sawmills and woodland workers in the Mauricie region of the province of Quebec represented by the CSN and most of the unions representing trades and office employees in our four Ontario paper mills. We are still negotiating the renewal of collective bargaining agreements with other unions also representing trades and office employees in those four Ontario mills.
In June 2010, we reached an agreement for the renewal of the collective bargaining agreements of four sawmills affiliated with the CEP. The CEP union agreement has since been serving as a model agreement for three other sawmills located in Saint-Felicien, Normandin and Comtois, Quebec. Except for the agreement related to the sawmill in Comtois, these agreements have been ratified.
We started discussions at the end of June 2010 with the CEP for the reopening and/or renewal of eight woodland unions representing 800 employees working in the Lac Saint-Jean, Quebec region.
The employees at the Mokpo facility have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear; we served the six-month notice necessary to terminate the collective bargaining

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
agreement related to the Mokpo facility on June 19, 2009.
We may not be able to reach satisfactory agreements with all of our employees, which could result in strikes or work stoppages by affected employees. Renewals could also result in higher wage or benefit costs.
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
Information about segment sales and operating income (loss) for the three and six months ended June 30, 2010 and 2009 was as follows:

			Coated	Specialty	Market	Wood	Corporate	Consolidated
(Unaudited, in millions)		Newsprint	Papers	Papers	Pulp (1)	Products	and Other	Total

Sales
Second quarter	2010	$456	$114	$329	$172	$111	$–	$1,182
Second quarter	2009	441	94	328	117	56	–	1,036

First six months	2010	889	220	628	335	210	–	2,282
First six months	2009	935	208	673	219	109	5	2,149

Operating income (loss) (2)
Second quarter	2010	$(49)	$5	$(25)	$24	$3	$(31)	$(73)
Second quarter (3)	2009	(81)	27	21	38	(20)	(270)	(285)

First six months	2010	(151)	1	(33)	37	5	(42)	(183)
First six months (3)	2009	(62)	50	61	27	(47)	(328)	(299)

(1)	Market pulp sales excluded inter-segment sales of $2 million and $4 million for the three months ended June 30, 2010 and 2009, respectively, and $12 million and $6 million for the six months ended June 30, 2010 and 2009, respectively.
(2)	Corporate and other operating income (loss) for the three and six months ended June 30, 2010 and 2009 included the following special items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited, in millions)	2010	2009	2010	2009

Net gain on disposition of assets	$4	$1	$13	$53
Closure costs, impairment and other related charges	(3)	(240)	(8)	(270)
Write-downs of inventory	–	(12)	–	(12)
Reversal of previously recorded Canadian capital tax liabilities due to new legislation	–	16	–	16
Fees for unsuccessful refinancing efforts	–	(4)	–	(10)

	$1	$(239)	$5	$(223)

(3)	Operating income (loss) for newsprint, coated papers, specialty papers and market pulp included $4 million, $17 million, $8 million and $56 million, respectively, for the alternative fuel mixture tax credits for the three months ended June 30, 2009 and $6 million, $27 million, $13 million and $72 million, respectively, for the six months ended June 30, 2009. Reference is made to Note 17, “Alternative Fuel Mixture Tax Credits,” for additional information.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 17. Alternative Fuel Mixture Tax Credits
During 2009, the U.S. Internal Revenue Code of 1986, as amended (the “Code”) provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, was refundable to the taxpayer. During the three and six months ended June 30, 2009, we recorded $85 million and $118 million, respectively, of these credits, which were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. According to the Code, the tax credit expired at the end of 2009.
Note 18. Subsequent Events
The following significant events occurred subsequent to June 30, 2010:
•	On July 9, 2010, the Canadian Court approved the mailing of solicitation materials related to the CCAA Plan and on August 2, 2010, the U.S. Court approved the solicitation materials related to our Chapter 11 Plan. These approvals enable us to begin soliciting votes from creditors to accept or reject our Plans of Reorganization in accordance with the applicable Court orders. For additional information, see Note 2, “Creditor Protection Proceedings - Reorganization process.”

•	As more fully discussed in Note 12, “Liquidity and Debt,” on July 15, 2010, with the approval of the Courts, we entered into an amendment to the Bowater DIP Agreement whereby, among other things, on July 21, 2010, we prepaid $166 million of the outstanding principal amount of advances under this agreement.

ABITIBIBOWATER INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) of AbitibiBowater Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our,” “us” or the “Company”) provides information that we believe is useful in understanding our results of operations, cash flows and financial condition for the three and six months ended June 30, 2010. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited interim consolidated financial statements and related notes appearing in Item 1 of this Quarterly Report on Form 10-Q (“Unaudited Interim Consolidated Financial Statements”), which have been prepared assuming that AbitibiBowater will continue as a going concern. For a discussion of the going concern assumption, as well as the ramifications if the going concern basis is not appropriate, see “Going Concern” below. On April 16 and 17, 2009 and December 21, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for creditor protection. See “Creditor Protection Proceedings” below.
Cautionary Statements Regarding Forward-Looking Information and Use of Third-Party Data
Statements in this Quarterly Report on Form 10-Q that are not reported financial results or other historical information of AbitibiBowater are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: Creditor Protection Proceedings (as defined below); debtor in possession financing arrangements and reorganization process; ability to successfully restructure our debt and other obligations; efforts to reduce costs and increase revenues and profitability, including our cost reduction initiatives regarding selling, general and administrative expenses; business outlook; curtailment of production of certain of our products; assessment of market conditions; financial projections in the disclosure documents in respect of the Plans of Reorganization (as defined below), including the values and assumptions used in those projections; ability to sell non-core assets in light of the current global economic conditions and the requirements under the Creditor Protection Proceedings to obtain court approval for certain asset sales; and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt” and other terms with similar meaning indicating possible future events or potential impact on our business or AbitibiBowater’s shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this Quarterly Report on Form 10-Q include:
•	risks and uncertainties associated with the Creditor Protection Proceedings, including limitations against debtors in connection therewith, the values, if any, that will be assigned to our various pre-petition liabilities and securities and the Plans of Reorganization, as further described in Exhibit 99.5 to our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on May 28, 2010;

•	growth in alternative media that would further reduce the demand for print media and our products;

•	the ability of our customers to afford to pay for our products;

•	general industry, economic and market conditions, including the new residential construction market in the U.S.;

•	our capital intensive operations and the adequacy of our capital resources;

•	our ability to obtain permits to operate our facilities and continue to remain in compliance with environmental laws and regulations;

•	strikes and other labor-related supply chain disruptions that may impact our ability to operate our facilities;

•	fluctuations in foreign currency exchange rates, especially those relative to the U.S. dollar and the Canadian dollar;

•	our significant degree of leverage, underfunding of our pension plans and concerns about our financial viability;

•	the prices and terms under which we would be able to sell assets;

•	the success of our implementation of additional measures to enhance our operating efficiency and productivity;

ABITIBIBOWATER INC.
•	the costs of raw materials such as energy, chemicals and fiber;

•	our ability to obtain fair compensation for our expropriated assets in the province of Newfoundland and Labrador, Canada;

•	the possibility that we could lose any or all of our equity interest in Augusta Newsprint Company (“ANC”);

•	the post-emergence impact of the Creditor Protection Proceedings on our operations, including the impact on our ability to negotiate favorable terms with suppliers, customers, counterparties and others; and

•	other risk factors described in Exhibit 99.5 to our Current Report on Form 8-K filed with the SEC on May 28, 2010.
All forward-looking statements in this Quarterly Report on Form 10-Q are expressly qualified by the cautionary statements contained or referred to in this section and in our other filings with the SEC and the Canadian securities regulatory authorities. We disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.
The final recovery to creditors and/or shareholders, if any, will not be determined until the Plans of Reorganization, as amended and/or supplemented, have been approved by the applicable Court, as defined below. The recovery will depend on, among other things, the nature of the claim and the debtor against whom the claim is properly made, as further described in the Plans of Reorganization and the related disclosure documents. Accordingly, the value of our obligations, including our debt securities, is highly speculative. The Plans of Reorganization provide that all of our currently outstanding common stock and exchangeable shares will be canceled for no consideration. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities. None of the statements in this Quarterly Report on Form 10-Q or incorporated herein by reference is a solicitation of votes for or against the Plans of Reorganization. Any such solicitation will only be made through appropriate disclosure documents approved by the applicable Court.
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

ABITIBIBOWATER INC.
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
On August 2, 2010, the U.S Court approved the solicitation materials in respect of our Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Plan”). On July 9, 2010, the Canadian Court approved the mailing of solicitation materials related to the CCAA Plan of Reorganization and Compromise (the “CCAA Plan” and, together with the Chapter 11 Plan, the “Plans of Reorganization”). These approvals enable us to begin soliciting votes from creditors to accept or reject our Plans of Reorganization in accordance with the applicable Court orders. The Plans of Reorganization describe a proposed treatment of creditor claims and certain other matters. The Plans of Reorganization are subject to creditor approval and must also be approved by the applicable Court.
Debtor in possession financing arrangements
In the Creditor Protection Proceedings, we sought and obtained: (i) final approval by the Courts to enter into a debtor in possession financing facility for the benefit of AbitibiBowater Inc., Bowater Incorporated (“Bowater”), a wholly-owned subsidiary of AbitibiBowater Inc., and certain of Bowater’s subsidiaries, (ii) final approval by the Canadian Court to enter into a debtor in possession financing facility for the benefit of Abitibi with a wholly-owned subsidiary of ACCC and (iii) final approval by the Courts to amend and restate, in its entirety, the accounts receivable securitization program, as further amended on June 11, 2010, of Abitibi and Donohue Corp. (“Donohue”), an indirect, wholly-owned subsidiary of AbitibiBowater Inc. Each of these financing arrangements is discussed in further detail below under “Liquidity and Capital Resources.”
Reorganization process
General
The Courts have issued a variety of orders on either a final or interim basis intended to support our business continuity throughout the restructuring process. These orders include, among other things, authorization to:
•	make payments relating to certain employees’ pre-petition wages, salaries and benefit programs in the ordinary course;

•	ensure the continuation of existing cash management systems;

•	honor certain ongoing customer obligations;

•	repudiate or reject certain customer, supplier and other contracts;

•	enter into our debtor in possession financing arrangements and the Abitibi and Donohue second amended and restated accounts receivable securitization program, as further amended, which are discussed below under “Liquidity and Capital Resources”;

•	conduct certain asset sales;

•	settle certain intercompany obligations;

•	restructure our European sales structure; and

•	transfer certain properties from one subsidiary of AbitibiBowater to another subsidiary of AbitibiBowater, as well as the placement of the latter subsidiary into receivership.
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

ABITIBIBOWATER INC.
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
Under the terms of a Canadian Court order, Ernst & Young Inc. serves as the court-appointed monitor under the CCAA Proceedings (the “Monitor”) and assisted us in formulating our CCAA restructuring plan.
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
Rejection and repudiation of contractual obligations
Under Section 365 and other relevant sections of Chapter 11, we may assume, assign or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Similarly, pursuant to the initial order issued by the Canadian Court on April 17, 2009 (the “Initial Order”), we have the right to, among other things, repudiate or reject agreements, contracts or arrangements of any nature whatsoever, whether oral or written, subject to the approval of the Monitor or further order of the Canadian Court. Any description of an agreement, contract, unexpired lease or arrangement in this Quarterly Report on Form 10-Q must be read in light of these overriding rights pursuant to Section 365 of Chapter 11 and the relevant provisions of the CCAA, as applicable.
Since initiating the Creditor Protection Proceedings, we have engaged and will continue to engage in a review of our various agreements in light of the overriding rights described above. We have rejected and repudiated a number of leases, including leases of real estate and equipment, and have assumed or assigned certain others. Some of the more significant agreements we repudiated or rejected, as the case may be, include the following:
•	We repudiated certain supply contracts between Abitibi and SFK Pate S.E.N.C. and on May 21, 2009, the Canadian Court rejected a motion by SFK Pate S.E.N.C. to overturn that repudiation.

•	On June 15, 2009, we filed a motion with the U.S. Court to reject an amended and restated call agreement (the “Call Agreement”) in respect of Augusta Newsprint Inc. (“ANI”), an indirect subsidiary of The Woodbridge Company Limited (“Woodbridge”) and our partner in ANC. ANC is the partnership that owns and operates the Augusta, Georgia newsprint mill. The Call Agreement obligated Abitibi Consolidated Sales Corporation (“ACSC”), an indirect, wholly-owned subsidiary of AbitibiBowater Inc., to either buy out ANI at a price well above market, or risk losing all of its equity in the joint venture pursuant to forced sale provisions. The U.S. Court granted our motion on October 27, 2009 and approved our rejection of the Call Agreement. Our counterparties to the Call Agreement filed a Notice of Appeal with the U.S. Court on November 3, 2009. Also, on March 9, 2010, Woodbridge filed a motion in the U.S. Court to force ACSC to reject the partnership agreement governing ANC. We filed an objection to such motion on April 9, 2010. The matter was heard on May 26, 2010 but the hearing was not dispositive. The motion thus remains before the U.S. Court.

•	On July 7, 2009, we repudiated a parental guarantee issued by Abitibi in favor of NPower Cogen Limited (“NPower”) relating to the obligations of Bridgewater Paper Company Limited (“BPCL”), a subsidiary of AbitibiBowater Inc., under an energy supply contract for the Bridgewater, United Kingdom newsprint mill. For additional information, see “Bridgewater Administration” below.

•	Effective July 13, 2009, Bowater Canadian Forest Products Inc. (“BCFPI,” an indirect subsidiary of Bowater),

ABITIBIBOWATER INC.
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
Procedures for the filing, review and determination of creditors’ claims in the U.S. and in Canada
On August 26, 2009 and September 3, 2009, the Canadian Court and the U.S. Court, respectively, granted our motions to establish November 13, 2009 (the “General Claims Bar Date”) as the bar date for the filing of claims, generally representing the majority of our creditors. We notified the majority of our creditors and potential creditors of the General Claims Bar Date and the requirement to file a proof of claim with the Courts before that deadline in order for a claimant to receive any distribution in the Creditor Protection Proceedings. Individuals who were employed by us as of April 16, 2009 (the date on which we filed for creditor protection in the U.S.) or thereafter (“Post-filing Employees”) were excluded from the General Claims Bar Date in the U.S. and Canada, as were certain other “Excluded Claims” in Canada.
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
There have been approximately 7,300 and 8,200 claims filed against the Chapter 11 filers and the CCAA filers, respectively, that total, together with the Chapter 11 filers’ scheduled liabilities, approximately $76 billion (which for purposes of this disclosure, for the claims filed against the CCAA filers in Canadian dollars, reflects the exchange rate to U.S. dollars on the date of the commencement of the CCAA Proceedings, which may not be the rate applicable to every claim). We are currently in the process of reconciling such claims to the amounts we have recorded in “Liabilities subject to compromise” as of June 30, 2010 in our Consolidated Balance Sheets included in our Unaudited Interim Consolidated Financial Statements (“Consolidated Balance Sheets”). Differences in amounts recorded and claims filed by creditors are being investigated and will be resolved, including through the filing of objections with the Courts, where appropriate. We have identified, and expect to continue to identify, many claims that we believe should be disallowed by the Courts because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. In addition, as a result of this process, we may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. Also, we have identified, and may continue to identify, recorded liabilities for which no

ABITIBIBOWATER INC.
claim has been filed, which would result in a reorganization gain upon the elimination of the recorded liabilities. Although we are continuing to make progress, in light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete. Completion of the claims resolution process is not a condition to our emergence from the Creditor Protection Proceedings.
In both the U.S. and Canada, the determination of how claims will ultimately be treated, as well as how each class of affected claims will be settled, including payment terms, if applicable, cannot be made until the Courts approve, if at all, the Plans of Reorganization. Accordingly, the ultimate number and amount of allowed claims, as well as the ultimate treatment and recovery of allowed claims, is not determinable at this time. Given the magnitude of the claims asserted, it is possible that allowed claims may be materially in excess of the amounts recorded as liabilities subject to compromise as of June 30, 2010 and adjustments to these liabilities may be recorded as “Reorganization items, net” in our Consolidated Statements of Operations included in our Unaudited Interim Consolidated Financial Statements (“Consolidated Statements of Operations”) in future periods. Classification for purposes of our Unaudited Interim Consolidated Financial Statements of any pre-petition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or legal conclusion by the Debtors as to the manner of classification, treatment, allowance or payment in the Creditor Protection Proceedings, including in connection with the Plans of Reorganization that may be approved by the Courts and that may become effective pursuant to the Courts’ orders.
For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net and – Liabilities subject to compromise,” to our Unaudited Interim Consolidated Financial Statements.
Plan or plans of reorganization
In order to successfully exit from Chapter 11 and the CCAA, we will be required to obtain approval from affected creditors and the Courts of the Plans of Reorganization upon having shown that they satisfy the requirements of Chapter 11 and the CCAA. Once approved, the Plans of Reorganization will resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance following our exit from Chapter 11 and the CCAA.
In the United States, Chapter 11 provides that we have the exclusive right for up to 18 months after the filing of the Creditor Protection Proceedings to file a plan or plans of reorganization with the U.S. Court. In successive orders, the U.S. Court further extended our exclusive right to file a plan or plans of reorganization and solicit votes thereon, and the current deadlines are September 14, 2010 and November 13, 2010, respectively. However, a motion is pending before the U.S. Court to further extend these deadlines for the maximum periods, which would extend our exclusive right to file a plan or plans of reorganization and solicit votes thereon until October 16, 2010 and December 16, 2010, respectively. We began soliciting votes from creditors for the approval or rejection of our Plans of Reorganization on August 9, 2010. If our exclusivity period were to lapse, any party in interest would be able to file a plan or plans of reorganization. In addition to being voted on and approved by holders of impaired claims and equity interests, the Chapter 11 Plan must satisfy certain requirements of Chapter 11 and must be confirmed by the U.S. Court in order to become effective.
Similarly, in Canada, the Initial Order provides for a general stay of proceedings for an initial period of 30 days. The Canadian Court has extended the stay of proceedings on a number of occasions, most recently through September 8, 2010. We will likely file additional motions to request further extensions of this stay of proceedings, which we believe are routinely granted for up to 18 months in cases of this size and complexity. The Initial Order provides that a plan or plans of reorganization under the CCAA must be filed with the Canadian Court before the termination of the stay of proceedings or such other time or times as may be allowed by the Canadian Court. Third parties could thereafter seek permission to file a plan or plans of reorganization. On July 9, 2010, we received the Canadian Court’s approval to mail solicitation materials for our CCAA Plan. In addition to being voted on by the required majority of affected creditors, the CCAA Plan must satisfy certain requirements of the CCAA and must be approved by the Canadian Court in order to become effective.
The Plans of Reorganization describe a proposed treatment of creditor claims and certain other matters. The Plans of Reorganization are subject to creditor approval and must also be approved by the applicable Court. There can be no assurance that the Plans of Reorganization will be supported and approved by affected creditors and approved by the Courts or that any such plan will be implemented successfully. There are a number of significant conditions to the implementation of the Plans of Reorganization, including the adopting of funding relief regulations in form and substance satisfactory to the CCAA filers in Quebec and Ontario in respect of the material solvency deficits in pension plans sponsored by Abitibi and Bowater. Subject to the foregoing, we believe we are on track to emerge from the Creditor Protection Proceedings in the fall of 2010.

ABITIBIBOWATER INC.
The Plans of Reorganization include, among other things, the following key elements:
•	each of the Debtors’ operations will continue in substantially their current form;

•	all amounts outstanding under the Bowater DIP Agreement (as defined below) will be paid in full in cash and the facility will be terminated;

•	all outstanding receivable interests sold under the Abitibi and Donohue accounts receivable securitization program will be repurchased in cash for a price equal to the par amount thereof and the program will be terminated;

•	the Bowater pre-petition secured bank credit facilities (which consist of separate credit agreements entered into by Bowater and BCFPI) will be paid in full in cash, including principal and accrued interest;

•	the Abitibi pre-petition senior secured term loan will be paid in full in cash, including principal and accrued interest;

•	the outstanding ACCC pre-petition 13.75% senior secured notes due 2011 will be paid in full in cash, including principal and accrued interest;

•	holders of allowed claims arising from the Debtors’ pre-petition unsecured indebtedness will receive their pro rata share of the new common stock to be issued by the reorganized Company upon emergence from the Creditor Protection Proceedings and will be entitled, to the extent eligible, to participate in the Rights Offering (as defined below);

•	the Debtors’ obligations to fund the prior service costs related to their pension and other postretirement benefit plans will be reinstated, subject to the resolution of funding relief, as further discussed below under “Employees”;

•	holders of pre-petition unsecured indebtedness with individual claim amounts less than $5,000 may be paid in cash in an amount equal to 50% of their claim amount, but under certain circumstances, these claim holders may be treated instead like all other holders of claims arising from pre-petition unsecured indebtedness;

•	all equity interests in the Company existing immediately prior to the emergence date will be discharged, canceled, released and extinguished;

•	the Debtors will conduct a rights offering (the “Rights Offering”) for the issuance of convertible senior subordinated notes (the “Convertible Notes”). Under the Rights Offering, each eligible unsecured creditor will receive a non-transferable right entitling such creditor to purchase its proportionate share of up to $500 million of Convertible Notes to be issued by the reorganized Company on the emergence date. Under certain circumstances, the amount of Convertible Notes may thereafter be increased by up to an additional $110 million. The Convertible Notes are expected to bear interest at the rate of 10% per annum (11% per annum if we elect to pay a portion of the interest through the issuance of additional Convertible Notes). We have entered into a backstop commitment agreement that provides for the purchase by certain investors of Convertible Notes to the extent that the Rights Offering is under-subscribed, which has been approved by the Courts;

•	subject to Court approval and applicable commitment and engagement letters, the reorganized Company will enter into a senior secured asset-based revolving credit facility; and

•	subject to Court approval and applicable commitment and engagement letters, the reorganized Company will enter into a senior secured term loan facility, which may be in the form of a loan, high-yield notes, bridge facility or other loan arrangement.
Under the priority scheme established by Chapter 11 and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under any plan of reorganization. The final recovery to creditors and/or shareholders, if any, will not be determined until the Plans of Reorganization, as amended and/or supplemented, have been approved by the applicable Court. The recovery will depend on, among other things, the nature of the claim and the debtor against whom the claim is properly made, as further described in the Plans of Reorganization and the related disclosure documents. Accordingly, the value of our obligations, including our debt securities, is highly speculative. The Plans of Reorganization provide that all of our currently outstanding common stock and exchangeable shares will be canceled for no consideration. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities. At this time, there can be no assurance that we will be able to restructure as a going concern, as described below, or successfully implement the Plans of Reorganization.
See Exhibit 99.5 of our Current Report on Form 8-K filed with the SEC on May 28, 2010, for, among other things, the

ABITIBIBOWATER INC.
strategic, financial, operational and procedural risks resulting from the Creditor Protection Proceedings, as well as a discussion of risks relating to our financial condition, the Plans of Reorganization and the new common stock to be issued by the reorganized Company in connection with the emergence from the Creditor Protection Proceedings.
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
Due to the commencement of the Creditor Protection Proceedings, each of the New York Stock Exchange and the Toronto Stock Exchange (“TSX”) suspended the trading of our common stock at the opening of business on April 16, 2009 and delisted our common stock at the opening of business on May 21, 2009 and the close of market on May 15, 2009, respectively. Our common stock is currently traded in the over-the-counter market and is quoted on the Pink Sheets Quotation Service and on the OTC Bulletin Board under the symbol “ABWTQ.” In addition, the TSX suspended the trading of the exchangeable shares of AbitibiBowater Canada Inc. at the opening of business on April 16, 2009 and delisted such shares at the close of market on May 15, 2009.
Reporting requirements
Effective upon the commencement of the Creditor Protection Proceedings, we applied the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“FASB ASC 852”), in preparing our Unaudited Interim Consolidated Financial Statements and we continue to apply this guidance while we operate under the Creditor Protection Proceedings. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, provisions for losses, gains on disposition of assets and other charges directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in our Consolidated Statements of Operations. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements. Pre-petition obligations that may be impaired by the reorganization process have been classified in our Consolidated Balance Sheets as “Liabilities subject to compromise.” For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise,” to our Unaudited Interim Consolidated Financial Statements. Additionally, we have continued to record interest expense on certain of our pre-petition debt obligations. For additional information, see Note 12, “Liquidity and Debt,” to our Unaudited Interim Consolidated Financial Statements.
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
The Creditor Protection Proceedings and our debtor in possession financing arrangements, which are discussed under

ABITIBIBOWATER INC.
“Liquidity and Capital Resources,” have provided us with a period of time to stabilize our operations and financial condition and develop our Plans of Reorganization. Management believes that these actions make the going concern basis of presentation appropriate. However, given the uncertainty involved in these proceedings, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to obtain the approval of the Plans of Reorganization from affected creditors and the Courts, successfully implement the Plans of Reorganization, improve profitability, obtain exit financing to replace our debtor in possession financing arrangements and renew or extend our current debtor in possession financing arrangements if the need to do so should arise. However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities.
Further, the implementation of the Plans of Reorganization could materially change the carrying amounts and classifications reported in our Unaudited Interim Consolidated Financial Statements and could result in additional long-lived asset impairment charges. The assets and liabilities in our Unaudited Interim Consolidated Financial Statements do not reflect any adjustments related to the Plans of Reorganization, except for certain charges discussed in Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
Bridgewater Administration
On February 2, 2010, BPCL filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended (the “BPCL Administration”). BPCL’s board of directors appointed Ernst & Young LLP as joint administrators for the BPCL Administration, whose responsibilities are to manage the affairs, business and assets of BPCL. In May 2010, the joint administrators announced the sale of the paper mill and all related machinery and equipment. As a result of the filing for administration, we lost control over and the ability to influence BPCL’s operations. As a result, effective as of the date of the BPCL Administration filing, we are no longer consolidating BPCL in our Unaudited Interim Consolidated Financial Statements and are now accounting for BPCL using the cost method of accounting. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
BPCL was a party to a contract with NPower for the cogeneration building and equipment lease and for the purchase of steam and electricity to operate the paper mill. This contract also contained two embedded derivative features, which are no longer included in our Unaudited Interim Consolidated Financial Statements as a result of the deconsolidation of BPCL. Abitibi had provided a guarantee in favor of NPower as it relates to BPCL’s obligations under this agreement, which it repudiated on July 7, 2009. NPower filed a related claim in the Creditor Protection Proceedings against Abitibi in November 2009. In the first quarter of 2010, we recorded a liability for NPower’s repudiated claim. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
Business Strategy and Outlook
As we enter the latter stages of the Creditor Protection Proceedings, we are carefully evaluating our various operations, corporate structure and headcount to restructure in an effective and timely manner. In consultation with the Monitor and the Creditors’ Committee, we have prepared the Plans of Reorganization, which remain subject to the approval of the affected creditors and the Courts. There can be no assurance that the Plans of Reorganization will be approved by any of the affected creditors or the Courts, or that they will be implemented successfully.
In the years leading up to the commencement of the Creditor Protection Proceedings, we experienced significant recurring losses and negative operating cash flows, primarily due to: (i) the weakness in the global economy which has reduced the level and extent of publishing and advertising, which in turn has adversely affected the demand for our pulp and paper products and (ii) the weakness in the construction and real estate markets which has reduced the level of building and remodeling, which has adversely impacted the demand for our wood products. There was a precipitous decline in demand for all of our products and a corresponding decline in selling prices starting in the fourth quarter of 2008, which continued in 2009 as a result of the global economy and weakness in our North American market. In 2007, 2008, 2009 and the first six months of 2010, we took numerous actions to mitigate these losses and negative cash flows, including, among other things: (i) the permanent closures and indefinite idling of certain non-profitable facilities, as well as market-related downtime at other facilities, to reduce our production, (ii) the idling of more than 50% of our lumber production and the consolidation of certain of our wood products operations in Eastern Canada, which materially improved our cost

ABITIBIBOWATER INC.
competitiveness and our operating results of the business as the business segment continues to be challenged by severe economic conditions and (iii) the successful implementation of price increases in newsprint, coated papers, specialty papers and market pulp prior to the precipitous decline in demand and selling prices.
Market and pricing conditions continued to worsen subsequent to the commencement of our Creditor Protection Proceedings for most of our paper grades and the price of newsprint in North America collapsed to extremely low levels in the summer of 2009. As a result, we curtailed significant capacity in 2009 and the first six months of 2010 in response to declining market conditions, which included the following actions:
•	We repudiated contracts with Boralex Dolbeau Inc. (see “Creditor Protection Proceedings – Reorganization process” above), and following such repudiations, our Dolbeau facility has been effectively idled, representing 244,000 short tons of specialty papers annually;

•	We announced the indefinite idling of our two newsprint machines at our Thunder Bay, Ontario facility effective August 21, 2009, representing 392,000 metric tons annually, one of which was restarted in February 2010;

•	In August 2009, we announced that we would continue to work on selling, general and administrative (“SG&A”) austerity measures with a target reduction of approximately $100 million on an annualized basis, as compared to 2008. The SG&A reduction efforts included, among other items, a 25% corporate headcount reduction and the suspension of 2009 incentive compensation plans, including equity awards;

•	We implemented further production curtailments by indefinitely idling certain additional non-profitable facilities and machines, including our Beaupre, Quebec paper mill (which was subsequently permanently closed and sold), representing 241,000 metric tons of specialty papers annually; a specialty paper machine at our Fort Frances, Ontario facility, representing 70,000 metric tons annually; and a newsprint machine at our Coosa Pines, Alabama paper mill, representing 170,000 metric tons annually;

•	In March 2010, we announced the indefinite idling of one of our newsprint machines at our Thorold, Ontario facility, effective April 12, 2010, representing approximately 207,000 metric tons of newsprint annually; and

•	In May 2010, we announced the indefinite idling of our Gatineau, Quebec facility, representing 358,000 metric tons annually.
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
Markets began to improve in the fourth quarter of 2009, continuing into the first six months of 2010 in most of our paper and pulp grades, as well as in the lumber market with better than expected lumber pricing. As reported by third-party sources, we have announced price increases in the following paper and pulp grades:
•	North American newsprint price increases of $35 per metric ton in each of September and October 2009 and $25 per metric ton in each of March, April, May and June 2010;

•	Coated mechanical price increases of $30 per short ton on all new orders and shipments and for all shipments on or after May 1, 2010, an additional $60 per short ton effective June 1, 2010 and an additional $60 per short ton effective for all North American shipments on or after September 15, 2010;

•	Specialty (supercalendered grades) price increases of $30 per short ton on all new orders and shipments and for all shipments on or after May 1, 2010, an additional $60 per short ton effective June 1, 2010 and an additional $60 per short ton effective for all North American shipments on or after September 15, 2010; and

•	Pulp price increases of $30 to $50 per metric ton effective March 1, 2010, an additional $50 per metric ton effective April 1, 2010, an additional $20 to $50 per metric ton, depending on the grade, effective May 1, 2010 and an additional $20 per metric ton on softwood and hardwood grades and $30 per metric ton on fluff pulp effective June 1, 2010.
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

ABITIBIBOWATER INC.
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
As we look toward emergence from the Creditor Protection Proceedings, our strategy focuses on the following key elements: (i) improving our business mix, (ii) continuing to reduce our cost structure and (iii) targeting export markets with better newsprint demand.
We plan to improve our business mix by focusing on paper grades that have or are expected to offer better returns. We believe we have cost effective opportunities to grow or convert newsprint capacity into coated and specialty papers and lightweight containerboard, which generally offer better demand characteristics and margins compared to other, more commodity-like paper grades. In this regard, in the second quarter of 2010, we converted our Coosa Pines newsprint mill to produce lightweight containerboard and other packaging grades. We continue to evaluate additional opportunities to convert some of our production capacity from less attractive grades to more attractive ones.
As we continue to focus on reducing SG&A expenses, we are also exploring a variety of capital investment opportunities, similar to the recent conversion of newsprint capacity at Coosa Pines. We believe such projects will further improve our cost position and improve the cost competitiveness of our assets.
Finally, in our newsprint segment, we intend to focus more on the export market, which currently exhibits better demand characteristics. Although North American newsprint demand has declined and is expected to continue to decline, world newsprint demand is expected to increase over the next several years, particularly in Asia, Latin America and the Middle East. We will continue to focus on targeting the growth of these markets.
Business and Financial Review
     Overview
Through our subsidiaries, we manufacture newsprint, coated and specialty papers, market pulp and wood products. We operate pulp and paper manufacturing facilities in Canada, the United States and South Korea, as well as wood products manufacturing facilities and hydroelectric facilities in Canada.
As discussed further below, the newsprint industry experienced a slight decrease in North American demand in the first six months of 2010 compared to the same period of 2009; however, the newsprint market was much improved compared to the same period of 2009 when North American demand declined 30.5% compared to the same period of 2008. North American demand for coated mechanical papers improved in the first six months of 2010 compared to the same period of 2009. The specialty papers industry experienced an increase in North American demand in the first six months of 2010 compared to the same period of 2009, particularly for supercalendered high gloss papers. Global shipments of market pulp increased slightly in the first six months of 2010 compared to the same period of 2009, despite a significant decline in China, which was offset by increases in North America and Western Europe. Our wood products segment benefited from a significant increase in pricing in the first six months of 2010 compared to the same period of 2009.
Due to the Creditor Protection Proceedings and the significant uncertainties associated with such proceedings, our past operating results and financial condition are not likely to be indicative of our future operating results and financial condition.

ABITIBIBOWATER INC.
     Consolidated Results of Operations

	Three Months Ended			Six Months Ended
(Unaudited, in millions, except	June 30,			June 30,
per share amounts)	2010	2009	Change	2010	2009	Change

Sales	$1,182	$1,036	$146	$2,282	$2,149	$133
Operating loss	(73)	(285)	212	(183)	(299)	116
Net loss attributable to AbitibiBowater Inc.	(297)	(510)	213	(797)	(728)	(69)
Net loss per share attributable to AbitibiBowater Inc. – basic and diluted	(5.15)	(8.84)	3.69	(13.83)	(12.62)	(1.21)

Significant items that favorably (unfavorably) impacted operating loss:
Product pricing			$67			$(64)
Shipments			79			197

Change in sales			146			133

Change in cost of sales and depreciation, amortization and cost of timber harvested			(144)			(237)

Change in distribution costs			(22)			(44)

Change in selling and administrative expenses			(8)			42

Change in closure costs, impairment and other related charges			237			262

Change in net gain on disposition of assets			3			(40)

			$212			$116

Three months ended June 30, 2010 versus June 30, 2009

Sales
Sales increased $146 million, or 14.1%, from $1,036 million in the second quarter of 2009 to $1,182 million in the second quarter of 2010. The increase was primarily due to significantly higher transaction prices for market pulp and wood products, as well as higher shipments for coated papers, specialty papers and wood products, partially offset by lower transaction prices for specialty papers. The impact of each of these items is discussed further below under “Segment Results of Operations.”
Operating loss
Operating loss improved $212 million from $285 million in the second quarter of 2009 to $73 million in the second quarter of 2010. The above table analyzes the major items that improved operating loss. A brief explanation of these major items follows.
Manufacturing costs increased $144 million in the second quarter of 2010 compared to the second quarter of 2009, primarily due to a significantly unfavorable currency exchange ($68 million, primarily due to the Canadian dollar), benefits from the alternative fuel mixture tax credits of $85 million in the second quarter of 2009 (the fuel tax credit program expired at the end of 2009), higher volumes ($59 million) and higher costs for maintenance ($19 million). These higher costs were partially offset by lower costs for wood and fiber ($7 million), energy ($10 million), chemicals ($7 million), labor and benefits ($7 million), depreciation ($23 million) and other favorable cost variances. For additional information regarding the alternative fuel mixture tax credits, reference is made to Note 17, “Alternative Fuel Mixture Tax Credits,” to our Unaudited Interim Consolidated Financial Statements.
Distribution costs increased $22 million in the second quarter of 2010 compared to the second quarter of 2009, due to significantly higher shipment volumes and higher distribution costs per ton.

ABITIBIBOWATER INC.
Selling and administrative costs increased $8 million in the second quarter of 2010 compared to the second quarter of 2009, primarily due to a $16 million reversal in the second quarter of 2009 of previously recorded Canadian capital tax liabilities as a result of legislation enacted which eliminated this tax, partially offset by our continued cost reduction initiatives, as well as costs incurred in the second quarter of 2009 related to our unsuccessful refinancing efforts.
In the second quarter of 2010 and 2009, we recorded $3 million and $240 million, respectively, in closure costs, impairment and other related charges, which were not associated with our work towards a comprehensive restructuring plan. In the second quarter of 2010 and 2009, we realized $4 million and $1 million, respectively, in net gains on disposition of assets, which were not associated with our work towards a comprehensive restructuring plan. For additional information, see “Segment Results of Operations – Corporate and Other” below.
Net loss attributable to AbitibiBowater Inc.
Net loss attributable to AbitibiBowater Inc. in the second quarter of 2010 was $297 million, or $5.15 per common share, an improvement of $213 million, or $3.69 per common share, compared to $510 million, or $8.84 per common share, in the same period of 2009. The improvement was primarily due to the improvement in operating loss, as discussed above, as well as an increase in other income, net, partially offset by an increase in reorganization items, net, both as discussed below.
Six months ended June 30, 2010 versus June 30, 2009

Sales
Sales increased $133 million, or 6.2%, from $2,149 million in the first six months of 2009 to $2,282 million in the same period of 2010. The increase was primarily due to higher shipments for all of our product lines as markets began improving in recent quarters, as well as significantly higher transaction prices for market pulp and wood products, partially offset by significantly lower transaction prices in our paper grades (newsprint, coated papers and specialty papers) as pricing in these grades experienced a precipitous decline in 2009, which continued into the first quarter of 2010. The impact of each of these items is discussed further below under “Segment Results of Operations.”
Operating loss
Operating loss improved $116 million from $299 million in the first six months of 2009 to $183 million in the same period of 2010. The above table analyzes the major items that improved operating loss. A brief explanation of these major items follows.
Manufacturing costs increased $237 million in the first six months of 2010 compared to the same period of 2009, primarily due to a significantly unfavorable currency exchange ($189 million, primarily due to the Canadian dollar), benefits from the alternative fuel mixture tax credits of $118 million in the first six months of 2009 (the fuel tax credit program expired at the end of 2009), higher volumes ($118 million) and higher costs for maintenance ($28 million). These higher costs were partially offset by lower costs for wood and fiber ($20 million), energy ($32 million), fuel ($7 million), chemicals ($20 million), labor and benefits ($25 million), depreciation ($57 million) and other favorable cost variances. For additional information regarding the alternative fuel mixture tax credits, reference is made to Note 17, “Alternative Fuel Mixture Tax Credits,” to our Unaudited Interim Consolidated Financial Statements.
Distribution costs increased $44 million in the first six months of 2010 compared to the same period of 2009, due to significantly higher shipment volumes and higher distribution costs per ton.
Selling and administrative costs decreased $42 million in the first six months of 2010 compared to the same period of 2009, primarily due to our continued cost reduction initiatives and the reversal of a $17 million bonus accrual in the first quarter of 2010, as well as costs incurred in the first six months of 2009 related to our unsuccessful financing efforts. These decreases were partially offset by a $16 million reversal in the second quarter of 2009 of previously recorded Canadian capital tax liabilities as a result of legislation enacted which eliminated this tax.
In the first six months of 2010 and 2009, we recorded $8 million and $270 million, respectively, in closure costs, impairment and other related charges, which were not associated with our work towards a comprehensive restructuring plan. In the first six months of 2010 and 2009, we realized $13 million and $53 million, respectively, in net gains on disposition of assets, which were not associated with our work towards a comprehensive restructuring plan. For additional information, see “Segment Results of Operations – Corporate and Other” below.

ABITIBIBOWATER INC.
Net loss attributable to AbitibiBowater Inc.
Net loss attributable to AbitibiBowater Inc. in the first six months of 2010 was $797 million, or $13.83 per common share, an increase of $69 million, or $1.21 per common share, compared to $728 million, or $12.62 per common share, in the same period of 2009. The increase was primarily due to the increase in reorganization items, net, as discussed below, partially offset by the improvement in operating loss, as discussed above, as well as an increase in other income, net, as discussed below.
Non-operating items – three and six months ended June 30, 2010 versus June 30, 2009

Interest expense
Interest expense decreased $14 million from $143 million in the second quarter of 2009 to $129 million in the second quarter of 2010. Interest expense decreased $17 million from $335 million in the first six months of 2009 to $318 million in the same period of 2010. Pursuant to the Creditor Protection Proceedings, we ceased recording interest expense on certain pre-petition debt obligations. In accordance with FASB ASC 852, we have continued to record interest expense on our pre-petition debt obligations only to the extent that: (i) interest will be paid during the Creditor Protection Proceedings or (ii) it is probable that interest will be an allowed priority, secured or unsecured claim. As such, we have continued to accrue interest only on the Debtors’ pre-petition secured debt obligations and the CCAA filers’ pre-petition unsecured debt obligations (based on the expectation that accrued interest on the CCAA filers’ pre-petition debt obligations will be a permitted claim under the CCAA Proceedings). Interest expense in the first six months of 2010 included a first quarter cumulative adjustment of $43 million to adjust the accrued interest on the unsecured U.S. dollar denominated debt obligations of the CCAA filers, as further discussed in Note 12, “Liquidity and Debt – Overview,” to our Unaudited Interim Consolidated Financial Statements.
Other income (expense), net
Other income, net in the second quarter and first six months of 2010 was $41 million and $38 million, respectively, and was primarily comprised of foreign currency exchange gains, primarily due to a stronger U.S. dollar versus the Canadian dollar. Other expense, net in the second quarter of 2009 was $30 million, primarily comprised of fees of $12 million for a waiver and amendment to the Abitibi and Donohue accounts receivable securitization program, as well as foreign currency exchange losses of $10 million, primarily due to a stronger Canadian dollar versus the U.S. dollar. Other expense, net in the first six months of 2009 was $31 million, primarily comprised of fees of $23 million for waivers and amendments to the Abitibi and Donohue accounts receivable securitization program, as well as a loss on the sale of ownership interests in accounts receivable of $7 million.
Reorganization items, net
We have incurred significant costs associated with our Creditor Protection Proceedings and will continue to incur significant costs, which could adversely affect our results of operations and financial condition. In the second quarter and first six months of 2010, pursuant to FASB ASC 852, we recorded reorganization items, net of $148 million and $353 million, respectively, for certain expenses, provisions for losses, gains on disposition of assets and other charges directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings. Reorganization items, net for the second quarter and first six months of 2009 were $89 million and $99 million, respectively. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
Income taxes
Our effective tax rate in the second quarter of 2010 and 2009 was 3% and 6%, respectively, and in the first six months of 2010 and 2009 was 1% and 5%, respectively, resulting from the recording of a tax benefit on a pre-tax loss in all periods presented.
During the second quarter of 2010 and 2009, income tax benefits of approximately $139 million and $75 million, respectively, and during the first six months of 2010 and 2009, income tax benefits of approximately $211 million and $146 million, respectively, generated on the majority of our losses in all periods presented were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future losses will probably be offset by additional increases to the valuation allowance (tax charge). During the three and six months ended June 30, 2009, we recorded a tax recovery of approximately $41 million and $49 million, respectively,

ABITIBIBOWATER INC.
related to the asset impairment charges recorded associated with our assets held for sale for our investment in Manicouagan Power Company (“MPCo”). For additional information, see Note 4, “Closure Costs, Impairment and Other Related Charges,” to our Unaudited Interim Consolidated Financial Statements.
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

ABITIBIBOWATER INC.
Newsprint

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Average price (per metric ton)	$597	$581	$16	$570	$630	$(60)
Average cost (per metric ton)	$661	$688	$(27)	$668	$672	$(4)
Shipments (thousands of metric tons)	763	759	4	1,558	1,484	74
Downtime (thousands of metric tons)	306	367	(61)	520	742	(222)
Inventory at end of period (thousands of metric tons)	90	187	(97)	90	187	(97)

(Unaudited, in millions)

Segment sales	$456	$441	$15	$889	$935	$(46)
Segment operating loss	(49)	(81)	32	(151)	(62)	(89)

Significant items that favorably (unfavorably) impacted segment operating loss:
Product pricing			$11			$(88)
Shipments			4			42

Change in sales			15			(46)

Change in cost of sales and depreciation, amortization and cost of timber harvested			35			(21)

Change in distribution costs			(11)			(22)

Change in selling and administrative expenses			(7)			–

			$32			$(89)

Three months ended June 30, 2010 versus June 30, 2009

Segment sales increased $15 million, or 3.4%, from $441 million in the second quarter of 2009 to $456 million in the second quarter of 2010 due to slightly higher transaction prices and shipment volumes. Shipments in the second quarter of 2010 increased 4,000 metric tons, or 0.5%, compared to the second quarter of 2009.
In the second quarter of 2010, downtime at our facilities was primarily market related. Inventory levels as of June 30, 2010 were 90,000 metric tons compared to 187,000 metric tons as of June 30, 2009.
Segment operating loss decreased $32 million to $49 million in the second quarter of 2010 compared to $81 million in the second quarter of 2009, primarily due to lower manufacturing costs, as well as increased sales as discussed above, partially offset by higher distribution costs. The above table analyzes the major items that decreased operating loss. A brief explanation of these major items follows.
Segment manufacturing costs decreased $35 million in the second quarter of 2010 compared to the second quarter of 2009, primarily due to lower volumes ($10 million), lower costs for wood and fiber ($7 million), energy ($12 million), labor and benefits ($16 million), depreciation ($12 million) and other favorable cost variances, partially offset by an unfavorable currency exchange ($28 million, primarily due to the Canadian dollar), as well as benefits from the alternative fuel mixture tax credits of $4 million in the second quarter of 2009.
Segment distribution costs increased in the second quarter of 2010 compared to the second quarter of 2009 due to higher distribution costs per ton and higher shipment volumes.
Six months ended June 30, 2010 versus June 30, 2009

Segment sales decreased $46 million, or 4.9%, from $935 million in the first six months of 2009 to $889 million in the same period of 2010, primarily due to lower transaction prices, partially offset by higher shipment volumes. Shipments in the first six months of 2010 increased 74,000 metric tons, or 5.0%, compared to the same period of 2009. Our average

ABITIBIBOWATER INC.
transaction price in the first six months of 2010 was lower than the same period of 2009 as a result of the precipitous decline in newsprint prices that began in 2009 due to market conditions, which continued into the first quarter of 2010.
In the first six months of 2010, downtime at our facilities was primarily market related.
Segment operating loss increased $89 million to $151 million in the first six months of 2010 compared to $62 million in the first six months of 2009, due to decreased sales as discussed above, as well as higher manufacturing and distribution costs. The above table analyzes the major items that increased operating loss. A brief explanation of these major items follows.
Segment manufacturing costs increased $21 million in the first six months of 2010 compared to the same period of 2009, primarily due to an unfavorable currency exchange ($73 million, primarily due to the Canadian dollar) and higher volumes ($30 million), as well as benefits from the alternative fuel mixture tax credits of $6 million in the first six months of 2009, partially offset by lower costs for wood and fiber ($11 million), energy ($25 million), fuel ($4 million), labor and benefits ($26 million), depreciation ($12 million) and other favorable cost variances.
Segment distribution costs increased in the first six months of 2010 compared to the same period of 2009 due to higher distribution costs per ton and higher shipment volumes.
Newsprint Third-Party Data: In the first six months of 2010, North American newsprint demand declined 1.6% compared to the same period of 2009 and for the month of June 2010, declined 2.4% compared to the month of June 2009. In the first six months of 2010, North American net exports of newsprint were 61.5% higher than the same period of 2009. Inventories for North American mills as of June 30, 2010 were 229,000 metric tons, which is 50.6% lower than as of June 30, 2009. The days of supply at the U.S. daily newspapers was 48 days as of June 30, 2010 compared to 53 days as of June 30, 2009. The North American operating rate for newsprint was 91% in the first six months of 2010 compared to 67% in the same period of 2009.

ABITIBIBOWATER INC.
Coated Papers

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Average price (per short ton)	$685	$729	$(44)	$677	$759	$(82)
Average cost (per short ton)	$655	$524	$131	$672	$579	$93
Shipments (thousands of short tons)	166	129	37	325	274	51
Downtime (thousands of short tons)	7	49	(42)	10	85	(75)
Inventory at end of period (thousands of short tons)	20	30	(10)	20	30	(10)

(Unaudited, in millions)

Segment sales	$114	$94	$20	$220	$208	$12
Segment operating income	5	27	(22)	1	50	(49)

Significant items that (unfavorably) favorably impacted segment operating income:
Product pricing			$(6)			$(23)
Shipments			26			35

Change in sales			20			12

Change in cost of sales and depreciation, amortization and cost of timber harvested			(40)			(57)

Change in distribution costs			(2)			(4)

			$(22)			$(49)

Three months ended June 30, 2010 versus June 30, 2009

Segment sales increased $20 million, or 21.3%, from $94 million in the second quarter of 2009 to $114 million in the second quarter of 2010 due to significantly higher shipments, partially offset by lower transaction prices.
Segment operating income decreased $22 million to $5 million in the second quarter of 2010 compared to $27 million in the second quarter of 2009, primarily due to higher manufacturing costs, partially offset by increased sales as discussed above. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $40 million in the second quarter of 2010 compared to the second quarter of 2009, primarily due to benefits from the alternative fuel mixture tax credits of $17 million in the second quarter of 2009, higher volumes ($8 million) and higher costs for wood and fiber ($3 million), chemicals ($3 million), labor and benefits ($4 million), maintenance ($3 million) and other unfavorable cost variances. The average cost per ton increased $131 in the second quarter of 2010 compared to the second quarter of 2009, primarily due to benefits from the alternative fuel mixture tax credits in 2009.
Six months ended June 30, 2010 versus June 30, 2009

Segment sales increased $12 million, or 5.8%, from $208 million in the first six months of 2009 to $220 million in the same period of 2010 due to higher shipments, partially offset by lower transaction prices.
Segment operating income decreased $49 million to $1 million in the first six months of 2010 compared to $50 million in the same period of 2009, primarily due to higher manufacturing costs, partially offset by increased sales as discussed above. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $57 million in the first six months of 2010 compared to the same period of 2009, primarily due to benefits from the alternative fuel mixture tax credits of $27 million in the first six months of 2009, higher

ABITIBIBOWATER INC.
volumes ($13 million) and higher costs for wood and fiber ($7 million), chemicals ($4 million), labor and benefits ($3 million) and maintenance ($5 million), partially offset by other cost variances that were favorable. The average cost per ton increased $93 in the first six months of 2010 compared to the same period of 2009, primarily due to benefits from the alternative fuel mixture tax credits in 2009.
Coated Papers Third-Party Data: North American demand for coated mechanical papers increased 7.7% in the first six months of 2010 compared to the same period of 2009. The North American operating rate for coated mechanical papers was 86% in the first six months of 2010 compared to 69% in the same period of 2009. North American coated mechanical mill inventories were at 14 days of supply as of June 30, 2010 compared to 33 days of supply as of June 30, 2009.
Specialty Papers

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Average price (per short ton)	$675	$746	$(71)	$680	$786	$(106)
Average cost (per short ton)	$727	$697	$30	$716	$715	$1
Shipments (thousands of short tons)	488	440	48	924	856	68
Downtime (thousands of short tons)	76	141	(65)	80	250	(170)
Inventory at end of period (thousands of short tons)	79	126	(47)	79	126	(47)

(Unaudited, in millions)

Segment sales	$329	$328	$1	$628	$673	$(45)
Segment operating (loss) income	(25)	21	(46)	(33)	61	(94)

Significant items that (unfavorably) favorably impacted segment operating (loss) income:
Product pricing			$(31)			$(91)
Shipments			32			46

Change in sales			1			(45)

Change in cost of sales and depreciation, amortization and cost of timber harvested			(43)			(50)

Change in distribution costs			(3)			(2)

Change in selling and administrative expenses			(1)			3

			$(46)			$(94)

Three months ended June 30, 2010 versus June 30, 2009

Segment sales increased $1 million, or 0.3%, from $328 million in the second quarter of 2009 to $329 million in the second quarter of 2010, primarily due to higher shipment volumes, offset by lower average transaction prices.
Inventory levels as of June 30, 2010 were 79,000 short tons compared to 126,000 short tons as of June 30, 2009.
Segment operating income decreased $46 million to an operating loss of $25 million in the second quarter of 2010 compared to $21 million of operating income in the second quarter of 2009, primarily due to higher manufacturing costs. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $43 million in the second quarter of 2010 compared to the second quarter of 2009, primarily due to an unfavorable Canadian dollar currency exchange ($25 million), benefits from the alternative fuel mixture tax credits of $8 million in the second quarter of 2009, higher volumes ($11 million) and higher costs for wood and fiber ($4 million) and energy ($4 million). These higher costs were partially offset by lower costs for depreciation ($5 million) and chemicals ($4 million).

ABITIBIBOWATER INC.
Six months ended June 30, 2010 versus June 30, 2009

Segment sales decreased $45 million, or 6.7%, from $673 million in the first six months of 2009 to $628 million in the same period of 2010, primarily due to lower average transaction prices, partially offset by higher shipment volumes.
Segment operating income decreased $94 million to an operating loss of $33 million in the first six months of 2010 compared to $61 million of operating income in the same period of 2009, primarily due to decreased sales as discussed above, as well as higher manufacturing costs. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $50 million in the first six months of 2010 compared to the same period of 2009, primarily due to an unfavorable Canadian dollar currency exchange ($59 million), as well as benefits from the alternative fuel mixture tax credits of $13 million in the first six months of 2009, higher volumes ($7 million) and higher costs for wood and fiber ($2 million) and maintenance ($3 million). These higher costs were partially offset by lower costs for depreciation ($7 million), labor and benefits ($7 million), chemicals ($11 million), fuel ($2 million) and other favorable cost variances.
Specialty Papers Third-Party Data: In the first six months of 2010 compared to the same period in 2009, North American demand for supercalendered high gloss papers was up 10.0%, for lightweight or directory grades was down 4.8%, for standard uncoated mechanical papers was up 3.2% and in total for all specialty papers was up 4.9%. The North American operating rate for all specialty papers was 86% in the first six months of 2010 compared to 72% in the same period of 2009. North American uncoated mechanical mill inventories were at 15 days of supply as of June 30, 2010 compared to 22 days of supply as of June 30, 2009.

ABITIBIBOWATER INC.
Market Pulp

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Average price (per metric ton)	$767	$498	$269	$720	$515	$205
Average cost (per metric ton)	$659	$335	$324	$639	$450	$189
Shipments (thousands of metric tons)	225	234	(9)	466	425	41
Downtime (thousands of metric tons)	31	25	6	45	104	(59)
Inventory at end of period (thousands of metric tons)	47	90	(43)	47	90	(43)

(Unaudited, in millions)

Segment sales	$172	$117	$55	$335	$219	$116
Segment operating income	24	38	(14)	37	27	10

Significant items that favorably (unfavorably) impacted segment operating income:
Product pricing			$60			$87
Shipments			(5)			29

Change in sales			55			116

Change in cost of sales and depreciation, amortization and cost of timber harvested			(68)			(99)

Change in distribution costs			(1)			(6)

Change in selling and administrative expenses			–			(1)

			$(14)			$10

Three months ended June 30, 2010 versus June 30, 2009

Segment sales increased $55 million, or 47.0%, from $117 million in the second quarter of 2009 to $172 million in the second quarter of 2010, primarily due to significantly higher transaction prices, partially offset by slightly lower shipment volumes.
Inventory levels as of June 30, 2010 were 47,000 metric tons compared to 90,000 metric tons as of June 30, 2009.
Segment operating income decreased $14 million to $24 million in the second quarter of 2010 compared to $38 million in the second quarter of 2009, primarily due to higher manufacturing costs, partially offset by increased sales as discussed above. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $68 million in the second quarter of 2010 compared to the second quarter of 2009, primarily due to benefits from the alternative fuel mixture tax credits of $56 million in the second quarter of 2009, an unfavorable Canadian dollar currency exchange ($8 million) and higher costs for maintenance ($15 million). These higher costs were partially offset by lower volumes ($6 million) and lower costs for chemicals ($5 million). The average cost per ton increased $324 in the second quarter of 2010 compared to the second quarter of 2009, primarily due to benefits from the alternative fuel mixture tax credits in 2009.
Six months ended June 30, 2010 versus June 30, 2009

Segment sales increased $116 million, or 53.0%, from $219 million in the first six months of 2009 to $335 million in the same period of 2010, primarily due to significantly higher transaction prices and higher shipment volumes.
Segment operating income increased $10 million to $37 million in the first six months of 2010 compared to $27 million in the same period of 2009, primarily due to increased sales as discussed above, partially offset by higher manufacturing costs.

ABITIBIBOWATER INC.
The above table analyzes the major items that increased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $99 million in the first six months of 2010 compared to the same period of 2009, primarily due to benefits from the alternative fuel mixture tax credits of $72 million in the first six months of 2009, an unfavorable Canadian dollar currency exchange ($20 million), higher volumes ($10 million) and higher costs for maintenance ($18 million). These higher costs were partially offset by lower costs for wood and fiber ($2 million), energy ($4 million), chemicals ($11 million) and other favorable cost variances. The average cost per ton increased $189 in the first six months of 2010 compared to the same period of 2009, primarily due to benefits from the alternative fuel mixture tax credits in 2009.
Market Pulp Third-Party Data: World shipments for market pulp increased 1.0% in the first six months of 2010 compared to the same period of 2009. Shipments were up 11.4% in Western Europe (the world’s largest pulp market), up 12.1% in North America, down 28.9% in China, up 18.4% in Latin America and down 2.7% in Africa and Asia (excluding China and Japan). World market pulp producers shipped at 93% of capacity in the first six months of 2010 compared to 89% in the same period of 2009. World market pulp producer inventories were at 25 days of supply as of June 30, 2010 compared to 29 days of supply as of June 30, 2009.

ABITIBIBOWATER INC.
Wood Products

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Average price (per thousand board feet)	$329	$205	$124	$315	$207	$108
Average cost (per thousand board feet)	$319	$278	$41	$307	$297	$10
Shipments (millions of board feet)	334	270	64	665	524	141
Downtime (millions of board feet)	331	502	(171)	645	973	(328)
Inventory at end of period (millions of board feet)	115	79	36	115	79	36

(Unaudited, in millions)

Segment sales	$111	$56	$55	$210	$109	$101
Segment operating income (loss)	3	(20)	23	5	(47)	52

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing			$33			$56
Shipments			22			45

Change in sales			55			101

Change in cost of sales and depreciation, amortization and cost of timber harvested			(28)			(41)

Change in distribution costs			(4)			(9)

Change in selling and administrative expenses			–			1

			$23			$52

Three months ended June 30, 2010 versus June 30, 2009

Segment sales increased $55 million, or 98.2%, from $56 million in the second quarter of 2009 to $111 million in the second quarter of 2010, due to significantly higher transaction prices and shipment volumes.
In the second quarter of 2010, downtime at our facilities was market related.
Segment operating loss improved $23 million to operating income of $3 million in the second quarter of 2010 compared to a $20 million operating loss in the second quarter of 2009. The above table analyzes the major items that improved operating loss. A brief explanation of these major items follows.
The significant increase in sales in the second quarter of 2010 was partially offset by higher manufacturing and distribution costs in the second quarter of 2010 compared to the same period of 2009. The increase in manufacturing costs was primarily due to an unfavorable Canadian dollar currency exchange ($8 million) and higher volumes ($55 million), partially offset by lower costs for labor and benefits ($3 million), wood ($7 million), energy ($1 million), depreciation ($2 million) and other favorable cost variances.
Six months ended June 30, 2010 versus June 30, 2009

Segment sales increased $101 million, or 92.7%, from $109 million in the first six months of 2009 to $210 million in the same period of 2010, primarily due to significantly higher transaction prices and shipment volumes.
In the first six months of 2010, downtime at our facilities was market related.
Segment operating loss improved $52 million to operating income of $5 million in the first six months of 2010 compared to a $47 million operating loss in the same period of 2009. The above table analyzes the major items that improved operating loss. A brief explanation of these major items follows.

ABITIBIBOWATER INC.
The significant increase in sales in the first six months of 2010 was partially offset by higher manufacturing and distribution costs in the first six months of 2010 compared to the same period of 2009. The increase in manufacturing costs was primarily due to an unfavorable Canadian dollar currency exchange ($38 million) and higher volumes ($57 million), partially offset by lower costs for labor and benefits ($6 million), wood ($16 million), energy ($3 million) and other favorable cost variances.
Wood Products Third-Party Data: Privately-owned housing starts in the U.S. decreased 5.8% to a seasonally-adjusted annual rate of 549,000 units in June 2010, compared to 583,000 units in June 2009.
Corporate and Other
The following table is included in order to facilitate the reconciliation of our segment sales and segment operating income (loss) to our total sales and operating loss in our Consolidated Statements of Operations.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Unaudited, in millions)	2010	2009	Change	2010	2009	Change

Sales	$–	$–	$–	$–	$5	$(5)
Operating loss	(31)	(270)	239	(42)	(328)	286

Sales	$–	$–	$–	$–	$5	$(5)

Cost of sales and depreciation, amortization and cost of timber harvested	(24)	(24)	–	(20)	(51)	31

Distribution costs	(1)	–	(1)	(1)	–	(1)

Selling and administrative expenses	(7)	(7)	–	(26)	(65)	39

Closure costs, impairment and other related charges	(3)	(240)	237	(8)	(270)	262

Net gain on disposition of assets	4	1	3	13	53	(40)

Operating loss	$(31)	$(270)	$239	$(42)	$(328)	$286

Cost of sales and depreciation, amortization and cost of timber harvested
Manufacturing costs included in corporate and other primarily included the cost of timberlands and for the second quarter and first six months of 2009 also included $12 million in both periods for the writedown of inventory associated with our Alabama River, Alabama and Dalhousie, New Brunswick mills.
Selling and administrative expenses
The decrease in selling and administrative expenses in the first six months of 2010 compared to the same period of 2009 was primarily due to our continued cost reduction initiatives and the reversal of a $17 million bonus accrual in the first quarter of 2010, as well as costs of $10 million incurred in the first six months of 2009 related to our unsuccessful refinancing efforts. These decreases were partially offset by a $16 million reversal in the second quarter of 2009 of previously recorded Canadian capital tax liabilities as a result of legislation enacted which eliminated this tax.
Closure costs, impairment and other related charges
In the second quarter and first six months of 2010, we recorded $3 million and $8 million, respectively, of closure costs, impairment and other related charges, which were not associated with our work towards a comprehensive restructuring plan, primarily for impairment of long-lived assets related to our previously permanently closed Covington, Tennessee facility, as well as costs for a lawsuit related to a closed mill and other miscellaneous adjustments to severance liabilities and asset retirement obligations. In the second quarter and first six months of 2009, we recorded $240 million and $270

ABITIBIBOWATER INC.
million, respectively, of closure costs, impairment and other related charges, which were not associated with our work towards a comprehensive restructuring plan, primarily for long-lived asset impairment charges related to: (i) assets held for sale for our interest in MPCo and (ii) certain of our newsprint mill assets.
For additional information, see Note 4, “Closure Costs, Impairment and Other Related Charges,” to our Unaudited Interim Consolidated Financial Statements.
Net gain on disposition of assets
During the second quarter and first six months of 2010, we recorded a net gain on disposition of assets of $4 million and $13 million, respectively, primarily related to the sale, with Court or Monitor approval, as applicable, of various assets, which were not associated with our work towards a comprehensive restructuring plan. During the second quarter and first six months of 2009, we recorded a net gain on disposition of assets of $1 million and $53 million, respectively, primarily related to the sale of timberlands and other assets.
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
Non-core asset sales have been and may continue to be a source of additional liquidity. We expect to continue to review non-core assets and seek to divest those that no longer fit within our long-term strategic business plan. It is unclear how current global credit conditions may impact our ability to sell any of these assets. In addition, for the duration of the Creditor Protection Proceedings, any divestiture not subject to certain de minimis asset sale thresholds under the Creditor Protection Proceedings must be approved by the applicable Court or the Monitor, as applicable. No assurances can be provided that such approvals will be obtained or as to the timing of any such approvals. Proceeds generated as a result of any divestiture: (i) may be deposited in trust with the Monitor and require Court approval to release the proceeds or (ii) may have to be used to repay amounts outstanding pursuant to the terms of our debtor in possession financing arrangements or pre-petition secured indebtedness. During the six months ended June 30, 2010, we sold, with Court or Monitor approval, as applicable, various mills and other assets for proceeds of $62 million, including our Mackenzie paper mill and sawmills and four previously permanently closed paper mills that were bundled and sold together.
During the first six months of 2010, we incurred significant costs associated with our Creditor Protection Proceedings and will continue to incur similar significant costs, which have and will continue to adversely affect our liquidity, results of operations and financial condition. In the three and six months ended June 30, 2010, we paid $28 million and $47 million, respectively, relating to reorganization items. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements. Partially offsetting these increased payments were lower cash payments for interest. We are currently making cash payments for interest on the Bowater DIP Agreement (as defined below), the Abitibi and Donohue accounts receivable securitization program, the Bowater pre-petition secured bank credit facilities, Abitibi’s pre-petition senior secured term loan and Bowater’s floating rate industrial revenue bonds due 2029. As a result, cash payments for interest were $40 million and $64 million in the three and six months ended June 30, 2010, respectively, compared to $49 million and $164 million, respectively, in the same periods of 2009. Additionally, in the third quarter of 2009, we announced that we would continue to work on SG&A austerity measures with a target reduction of approximately $100 million on an annualized basis, as compared to 2008. The SG&A reduction efforts included, among other items, a 25% corporate headcount reduction and the suspension of 2009 incentive compensation plans, including equity awards.

ABITIBIBOWATER INC.
Abitibi and Donohue liquidity
Abitibi’s and Donohue’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations, the ULC DIP Facility (defined below) and an accounts receivable securitization program. As of June 30, 2010, Abitibi and Donohue had cash and cash equivalents of approximately $205 million and $19 million, respectively. As of June 30, 2010, Abitibi had $94 million of availability under its ULC DIP Facility, of which $47 million was included in “Cash and cash equivalents” and $47 million was included as restricted cash in “Other assets” in our Consolidated Balance Sheets. Abitibi and Donohue also had the ability to receive additional proceeds of up to $33 million under their accounts receivable securitization program.
ULC DIP Facility
On December 9, 2009, Abitibi entered into a Cdn$230 million ($218 million) Super Priority Debtor-In-Possession Credit Facility (the “ULC DIP Facility”) with 3239432 Nova Scotia Company, a wholly-owned subsidiary of ACCC (the (“ULC”), which is an intercompany facility that was created upon the sale of MPCo and was funded by a portion of the sale proceeds. On the same date, Cdn$130 million ($123 million) of the ULC DIP Facility was drawn pursuant to the Canadian Court’s approval. Subsequent draws of up to Cdn$50 million ($47 million, based on the exchange rate in effect on June 30, 2010) in the aggregate will be advanced upon not less than five business days’ notice, subject to meeting certain draw down requirements and certain conditions determined by the Canadian Court, and the remaining Cdn$50 million ($47 million, based on the exchange rate in effect on June 30, 2010) will become available only upon further order of the Canadian Court.
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
Loans made under the ULC DIP Facility bear no interest, except in the case of an overdue payment. All loans advanced under the ULC DIP Facility are to be repaid in full and the ULC DIP Facility will terminate on the earliest of: (i) December 31, 2010, (ii) the effective date of a plan or plans of reorganization or a plan of compromise or arrangement confirmed by order of the Courts or (iii) the acceleration of the ULC DIP Facility or the occurrence of an event of default. Loans must be prepaid to the extent the ULC does not have sufficient funds to make a payment under the guarantee agreement with Alcoa Canada Ltd. (“Alcoa”), which was our partner in MPCo and continues to own a 40% interest in MPCo. As of June 30, 2010, the ULC maintained an approximate Cdn$52 million ($49 million) reserve for this purpose, which was included as restricted cash in “Other assets” in our Consolidated Balance Sheets.
The ULC DIP Facility contains usual and customary events of default and covenants for debtor in possession financings of this type, including, among other things, the obligation for Abitibi to provide to Alcoa and the trustee for the 13.75% senior secured notes due 2011 a weekly cash flow forecast and certain monthly financial information.
In accordance with its stated purpose, the proceeds of the loans under the ULC DIP Facility can be used by Abitibi and certain of its subsidiaries for working capital and other general corporate purposes, costs of the Creditor Protection Proceedings and fees and expenses associated with the ULC DIP Facility.
Abitibi and Donohue accounts receivable securitization program
Abitibi and ACSC, a subsidiary of Donohue, (the “Participants”) participate in an accounts receivable securitization program (the “Program”) whereby the Participants share among themselves the proceeds received under the Program. On June 16, 2009, with the approval of the Courts, the former accounts receivable securitization program was amended and restated in its entirety and, as further amended on June 11, 2010, with the approval of the Courts, now provides for a maximum outstanding limit of $180 million (the “Purchase Limit”) for the purchase of ownership interests in the Participants’ eligible trade accounts receivable by the third-party financial institutions party to the agreement (the “Banks”).
The Participants sell most of their receivables to Abitibi-Consolidated U.S. Funding Corp. (“Funding”), which is a bankruptcy-remote, special-purpose, indirect consolidated subsidiary of Donohue. On a revolving basis, Funding transfers

ABITIBIBOWATER INC.
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
As discussed in Note 1, “Organization and Basis of Presentation – Recently adopted accounting guidance,” to our Unaudited Interim Consolidated Financial Statements, effective January 1, 2010, we prospectively applied new accounting guidance relating to the transfers of financial assets. As a result, transfers of the Receivable Interests to the Agent no longer qualify as sales. Such transfers and the proceeds received from the Banks are now accounted for as secured borrowings in accordance with FASB ASC 860, “Transfers and Servicing.” As of June 30, 2010, the interest rate charged by the Banks to Funding on the secured borrowings was 6.25% per annum and the commitment fee for the unused portion of the Purchase Limit was 0.75% per annum. These amounts, which totaled approximately $3 million and $7 million for the three and six months ended June 30, 2010, respectively, are included in “Interest expense” in our Consolidated Statements of Operations. For the three and six months ended June 30, 2009, the transfer of Receivable Interests were recorded as a sale to the Banks, and the proceeds received from the Banks were net of an amount based on the Banks’ funding cost plus a margin, which resulted in a loss on the sale of ownership interests in accounts receivable of $4 million and $7 million, respectively, which was included in “Other expense, net” in our Consolidated Statements of Operations.
As of June 30, 2010, the balance of the pool of receivables, net of an allowance for doubtful accounts was included in “Accounts receivable, net” in our Consolidated Balance Sheets. The outstanding balance of the proceeds received from the Banks was approximately $120 million and was recorded as “Secured borrowings” in our Consolidated Balance Sheets. In addition, based on the level and eligibility of the pool of receivables as of June 30, 2010, we could have borrowed an additional $33 million.
Abitibi and ACSC act as servicing agents and administer the collection of the receivables under the Program. The fees received from the Banks for servicing their Receivable Interests approximate the value of services rendered.
In connection with the Program, Abitibi and ACSC maintain lockboxes into which certain collection receipts are deposited. These lockbox accounts are in Abitibi’s or Funding’s name, but are controlled by the Banks. The cash balances in these lockbox accounts, which totaled approximately $17 million and $18 million as of June 30, 2010 and December 31, 2009, respectively, were included as restricted cash in “Other current assets” in our Consolidated Balance Sheets.
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
Unless terminated earlier due to the occurrence of certain events of termination, or the substantial consummation of a plan or plans of reorganization or a plan of compromise or arrangement confirmed by order of the Courts, the Program, as further amended on June 11, 2010, will terminate on June 10, 2011.
As consideration for entering into the amendment to the Program on June 11, 2010, we incurred fees of approximately $4 million during the second quarter of 2010. These fees were recorded in “Reorganization items, net” in our Consolidated Statements of Operations for the three and six months ended June 30, 2010 (see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements).
Bowater liquidity
Bowater’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations and the Bowater DIP Agreement (defined below). As of June 30, 2010, Bowater had cash and cash equivalents of approximately $484 million.
Bowater DIP Agreement
In the Creditor Protection Proceedings, we sought and obtained final approval by the Courts to enter into a debtor in

ABITIBIBOWATER INC.
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
The Bowater DIP Agreement provides for term loans in an aggregate principal amount of $206 million (the “Initial Advance”), consisting of a $166 million term loan facility to AbitibiBowater Inc. and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. Following the payment of fees payable to the lenders in connection with the Bowater DIP Agreement, the U.S. Borrowers and BCFPI received aggregate loan proceeds of $196 million. The Bowater DIP Agreement also permits the U.S. Borrowers to request, subject to the approval of the requisite lenders under the Bowater DIP Agreement, an incremental term loan facility (the “Incremental Facility”) and an asset based-revolving credit facility (the “ABL Facility”), provided that the aggregate principal amount of the Initial Advance and the Incremental Facility may not exceed $360 million and the aggregate principal amount of the Initial Advance, Incremental Facility and the ABL Facility may not exceed $600 million. In connection with an amendment we entered into on July 15, 2010, which was approved by the U.S. Court on July 14, 2010 and the Canadian Court on July 21, 2010, we prepaid $166 million of the outstanding principal amount of the Initial Advance on July 21, 2010, which reduced the outstanding principal balance to $40 million. As amended, the outstanding principal amount of loans under the Bowater DIP Agreement, plus accrued and unpaid interest, will be due and payable on the earliest of: (i) December 31, 2010, (ii) the effective date of a plan or plans of reorganization or (iii) the acceleration of loans and termination of the commitments (the “Maturity Date”).
Borrowings under the Bowater DIP Agreement bear interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or the London interbank offered rate for deposits in U.S. dollars (“LIBOR”), in each case plus a specified margin. The interest margin for base rate loans was 6.50% through April 20, 2010 and effective April 21, 2010 was 7.00%, with a base rate floor of 4.50%. The interest margin for base rate loans was reduced to 5.00% effective July 15, 2010 in connection with the July 15, 2010 amendment. The interest margin for LIBOR loans was 7.50% through April 20, 2010 and effective April 21, 2010 was 8.00%, with a LIBOR floor of 3.50%. The interest margin for LIBOR loans was reduced to 6.00% with a LIBOR floor of 2.00% effective July 15, 2010 in connection with the July 15, 2010 amendment. We incurred an extension fee and an amendment fee in connection with the May 5, 2010 extension and the July 15, 2010 amendment, respectively, in each case in an amount of 0.5% of the outstanding principal balance of $206 million, or approximately $1 million for each. We will be required to pay a duration fee of 0.5% of the outstanding principal balance (estimated to be $40 million), or approximately $200,000, if the aggregate principal amount of the advances under the Bowater DIP Agreement have not been repaid in full on or prior to October 15, 2010. In addition, on the earlier of the final Maturity Date or the date that the Bowater DIP Agreement is repaid in full, an exit fee of 2.00% of the aggregate amount of the advances will be payable to the lenders.
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

ABITIBIBOWATER INC.
Protection Proceedings and to pay transaction costs, fees and expenses in connection with the Bowater DIP Agreement.
As consideration for the May 5, 2010 extension of the Bowater DIP Agreement to July 21, 2010, during the second quarter of 2010, we incurred fees of approximately $1 million. These fees were recorded in “Reorganization items, net” in our Consolidated Statements of Operations for the three and six months ended June 30, 2010 (see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements).
Flow of funds
Summary of cash flows
A summary of cash flows for the six months ended June 30, 2010 and 2009 was as follows:

(Unaudited, in millions)	2010	2009

Net cash (used in) provided by operating activities	$(3)	$63
Net cash (used in) provided by investing activities	(19)	60
Net cash (used in) provided by financing activities	(26)	164

Net (decrease) increase in cash and cash equivalents	$(48)	$287

Cash (used in) provided by operating activities
The $66 million decrease in cash provided by operating activities in the first six months of 2010 compared to the same period of 2009 was primarily related to an increase in accounts receivable, as well as the alternative fuel mixture tax credits in 2009, partially offset by an increase in accounts payable and accrued liabilities and a reduction in our pension contributions in 2010.
Cash (used in) provided by investing activities
The $79 million decrease in cash provided by investing activities in the first six months of 2010 compared to the same period of 2009 was primarily due to an increase in restricted cash in 2010 and a decrease in deposit requirements for letters of credit in 2009, partially offset by reductions in cash invested in fixed assets.
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
Cash (used in) provided by financing activities
The $190 million decrease in cash provided by financing activities in the first six months of 2010 compared to the same period of 2009 was primarily due to the debtor in possession financing arrangements in the first six months of 2009.
Employees
As of June 30, 2010, we employed approximately 11,200 people, of whom approximately 8,100 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union (the “CEP”) in Canada and predominantly by the United Steelworkers International in the U.S.
A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada expired at the end of April 2009. At the beginning of March 2010, we reached an agreement in principle with the CEP and the Confederation des syndicats nationaux (the “CSN”), subject to the resolution of ongoing discussions with the governments of Quebec and Ontario regarding funding relief in respect of the material solvency deficits in pension plans sponsored by Abitibi and Bowater. Ratification of these agreements has been completed in all locations.
On April 29, 2010, a coalition of U.S. labor unions led by the United Steelworkers International ratified a new master bargaining agreement covering mills in Calhoun, Catawba, Coosa Pines, Alabama and Augusta. The individual mill collective bargaining agreements adopted in connection therewith will extend through April 27, 2014 in the case of

ABITIBIBOWATER INC.
Calhoun and Catawba and April 27, 2015 in the case of Coosa Pines and Augusta. The master bargaining agreement will become effective upon consummation of the Plans of Reorganization.
In May and June 2010, we reached agreements with sawmills and woodland workers in the Mauricie region of the province of Quebec represented by the CSN and most of the unions representing trades and office employees in our four Ontario paper mills. We are still negotiating the renewal of collective bargaining agreements with other unions also representing trades and office employees in those four Ontario mills.
In June 2010, we reached an agreement for the renewal of the collective bargaining agreements of four sawmills affiliated with the CEP. The CEP union agreement has since been serving as a model agreement for three other sawmills located in Saint-Felicien, Normandin and Comtois, Quebec. Except for the agreement related to the sawmill in Comtois, these agreements have been ratified.
We started discussions at the end of June 2010 with the CEP for the reopening and/or renewal of eight woodland unions representing 800 employees working in the Lac Saint-Jean, Quebec region.
The employees at the Mokpo facility have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear; we served the six-month notice necessary to terminate the collective bargaining agreement related to the Mokpo facility on June 19, 2009.
We may not be able to reach satisfactory agreements with all of our employees, which could result in strikes or work stoppages by affected employees. Renewals could also result in higher wage or benefit costs. We could therefore experience a disruption of our operations or higher ongoing labor costs, which could materially and adversely affect our business, financial condition or results of operations and our emergence from the Creditor Protection Proceedings.
We also announced in the third quarter of 2009 that we would continue to work on SG&A austerity measures with a target reduction of approximately $100 million on an annualized basis, as compared to 2008. The SG&A reduction efforts included, among other items, a 25% corporate headcount reduction. We expect to have some further declines in employment and compensation as we implement the Plans of Reorganization and respond to the need to further reduce capacity in some product lines.
Recent Accounting Guidance
There is no new accounting guidance issued which we have not yet adopted that is expected to materially impact our results of operations or financial condition.

ABITIBIBOWATER INC.
ITEM 4.  CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as of June 30, 2010. Based on that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
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
On July 9, 2010, the Canadian Court approved the mailing of solicitation materials related to the CCAA Plan and on August 2, 2010, the U.S. Court approved the solicitation materials related to our Chapter 11 Plan. These approvals enable us to begin soliciting votes from creditors to accept or reject our Plans of Reorganization in accordance with the applicable Court orders.
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
Information on our legal proceedings is presented under Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010, as subsequently amended, and updated under Part II, Item 1, “Legal Proceedings,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 20, 2010 and as further updated above. Except as so amended and updated, there have been no

ABITIBIBOWATER INC.
material developments to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010, as amended.
ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1*	Amendment No. 6, dated as of April 12, 2010, to the Senior Secured SuperPriority Debtor In Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Law Debenture Trust Company of New York, as administrative agent and collateral agent, and the lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2010, SEC File No. 001-33776).

10.2*	Backstop Commitment Agreement, dated May 24, 2010, between AbitibiBowater Inc. and Fairfax Financial Holdings Limited, Avenue Capital Management II, L.P., Paulson Credit Opportunities Master Ltd., Barclays Bank plc, Steelhead Navigator Master, L.P., J.P. Morgan Securities Inc. and Whitebox Advisors, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 28, 2010, SEC File No. 001-33776).

10.3*	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement, Amendment No. 1 to the Second Amended and Restated Purchase and Contribution Agreement and Amendment No. 3 to Guaranty and Undertaking Agreement, among Abitibi-Consolidated U.S. Funding Corp., Abitibi-Consolidated Inc., Abitibi Consolidated Sales Corporation and certain other subsidiaries of the Company and Citibank, N.A., as agent for the banks party thereto, dated as of June 11, 2010 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2010, SEC File No. 001-33776).

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

**	Filed with this Quarterly Report on Form 10-Q.

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

Joseph B. Johnson
Senior Vice President, Finance and Chief Accounting Officer

Dated:      August 16, 2010

ABITIBIBOWATER INC.
INDEX TO EXHIBITS

Exhibit No.	Description
10.1*	Amendment No. 6, dated as of April 12, 2010, to the Senior Secured SuperPriority Debtor In Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Law Debenture Trust Company of New York, as administrative agent and collateral agent, and the lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2010, SEC File No. 001-33776).

10.2*	Backstop Commitment Agreement, dated May 24, 2010, between AbitibiBowater Inc. and Fairfax Financial Holdings Limited, Avenue Capital Management II, L.P., Paulson Credit Opportunities Master Ltd., Barclays Bank plc, Steelhead Navigator Master, L.P., J.P. Morgan Securities Inc. and Whitebox Advisors, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 28, 2010, SEC File No. 001-33776).

10.3*	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement, Amendment No. 1 to the Second Amended and Restated Purchase and Contribution Agreement and Amendment No. 3 to Guaranty and Undertaking Agreement, among Abitibi-Consolidated U.S. Funding Corp., Abitibi-Consolidated Inc., Abitibi Consolidated Sales Corporation and certain other subsidiaries of the Company and Citibank, N.A., as agent for the banks party thereto, dated as of June 11, 2010 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2010, SEC File No. 001-33776).

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

**	Filed with this Quarterly Report on Form 10-Q.