Form 10-Q
period 2010-09-30
AbitibiBowater Inc.
filed 2010-11-15
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
Yes ☐   No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐
As of October 29, 2010, there were 54,704,593 shares of AbitibiBowater Inc. common stock outstanding.

ABITIBIBOWATER INC.

		Page
		Number
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	1

	Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	2

	Consolidated Statement of Changes in Deficit for the Nine Months Ended September 30, 2010	3

	Consolidated Statements of Comprehensive Loss for the Nine Months Ended September 30, 2010 and 2009	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	4

	Notes to Unaudited Interim Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 4.	Controls and Procedures	64

PART II OTHER INFORMATION		64

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	65

Item 6.	Exhibits	83

SIGNATURES		84
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$1,192	$1,091	$3,474	$3,240
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	892	885	2,758	2,457
Depreciation, amortization and cost of timber harvested	119	147	376	461
Distribution costs	133	120	411	354
Selling and administrative expenses	40	54	109	165
Closure costs, impairment and other related charges	(3)	(44)	5	226
Net gain on disposition of assets	(1)	(38)	(14)	(91)

Operating income (loss)	12	(33)	(171)	(332)
Interest expense (contractual interest of $159 and $192 in the three months ended September 30, 2010 and 2009, respectively, and $528 and $578 in the nine months ended September 30, 2010 and 2009, respectively)	(99)	(126)	(417)	(461)
Other (expense) income, net	(6)	(25)	32	(56)

Loss before reorganization items and income taxes	(93)	(184)	(556)	(849)
Reorganization items, net (Note 3)	(731)	(301)	(1,084)	(400)

Loss before income taxes	(824)	(485)	(1,640)	(1,249)
Income tax (provision) benefit	(5)	(34)	5	7

Net loss including noncontrolling interests	(829)	(519)	(1,635)	(1,242)
Net loss attributable to noncontrolling interests	–	8	9	3

Net loss attributable to AbitibiBowater Inc.	$(829)	$(511)	$(1,626)	$(1,239)

Net loss per share attributable to AbitibiBowater Inc. common shareholders:
Basic and diluted	$(14.35)	$(8.85)	$(28.18)	$(21.48)

Weighted-average number of AbitibiBowater Inc. common shares outstanding:
Basic and diluted	57.7	57.7	57.7	57.7

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED BALANCE SHEETS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions, except per share amount)

	September 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$540	$756
Accounts receivable, net	854	644
Inventories, net	561	581
Assets held for sale	5	52
Other current assets	114	139

Total current assets	2,074	2,172

Fixed assets, net	3,279	3,897
Goodwill	53	53
Amortizable intangible assets, net	463	473
Other assets	578	517

Total assets	$6,447	$7,112

Liabilities and deficit
Liabilities not subject to compromise:
Current liabilities:
Accounts payable and accrued liabilities	$590	$462
Debtor in possession financing	40	206
Secured borrowings	120	–
Short-term bank debt	682	680
Current portion of long-term debt	300	305
Liabilities associated with assets held for sale	1	35

Total current liabilities	1,733	1,688

Long-term debt, net of current portion	281	308
Pension and other postretirement projected benefit obligations	67	89
Other long-term liabilities	75	162
Deferred income taxes	105	107

Total liabilities not subject to compromise	2,261	2,354

Liabilities subject to compromise (Note 3)	7,859	6,727

Total liabilities	10,120	9,081

Commitments and contingencies
Deficit:
AbitibiBowater Inc. shareholders’ deficit:
Common stock, $1 par value. 54.7 shares outstanding as of September 30, 2010 and December 31, 2009	55	55
Exchangeable shares, no par value. 3.0 shares outstanding as of September 30, 2010 and December 31, 2009	173	173
Additional paid-in capital	2,525	2,522
Deficit	(6,017)	(4,391)
Accumulated other comprehensive loss	(525)	(450)

Total AbitibiBowater Inc. shareholders’ deficit	(3,789)	(2,091)
Noncontrolling interests	116	122

Total deficit	(3,673)	(1,969)

Total liabilities and deficit	$6,447	$7,112

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions)

	AbitibiBowater Inc. Shareholders’ Deficit
					Accumulated
			Additional		Other	Non-
	Common	Exchangeable	Paid-In		Comprehensive	controlling	Total
	Stock	Shares	Capital	Deficit	Loss	Interests (1)	Deficit

Balance as of December 31, 2009	$55	$173	$2,522	$(4,391)	$(450)	$122	$(1,969)

Share-based compensation costs for equity-classified awards	–	–	3	–	–	–	3
Net loss	–	–	–	(1,626)	–	(9)	(1,635)
Other comprehensive (loss) income, net of tax	–	–	–	–	(75)	3	(72)

Balance as of September 30, 2010	$55	$173	$2,525	$(6,017)	$(525)	$116	$(3,673)

(1)	As of December 31, 2008, the balance of noncontrolling interests was $136 million. During the nine months ended September 30, 2009, amounts attributable to noncontrolling interests consisted of $3 million of net loss, $13 million of other comprehensive income, net of tax, and $7 million of dividends paid to noncontrolling interests, which resulted in a balance of noncontrolling interests of $139 million as of September 30, 2009.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2010	2009

Net loss including noncontrolling interests	$(1,635)	$(1,242)

Other comprehensive income (loss):
Change in unamortized prior service costs, net of tax of $0 in 2010 and 2009	2	(6)
Change in unamortized actuarial losses, net of tax of $1 and $0 in 2010 and 2009, respectively	(72)	(4)
Foreign currency translation	(2)	59

Other comprehensive (loss) income, net of tax	(72)	49

Comprehensive loss including noncontrolling interests	(1,707)	(1,193)

Less: Comprehensive loss (income) attributable to noncontrolling interests:
Net loss	9	3
Foreign currency translation	(3)	(13)

Comprehensive loss (income) attributable to noncontrolling interests	6	(10)

Comprehensive loss attributable to AbitibiBowater Inc.	$(1,701)	$(1,203)

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net loss including noncontrolling interests	$(1,635)	$(1,242)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	3	4
Depreciation, amortization and cost of timber harvested	376	461
Closure costs, impairment and other related charges	5	226
Write-downs of inventory	–	17
Deferred income taxes	(3)	64
Net pension expense (contributions)	6	(155)
Net gain on disposition of assets	(14)	(91)
Amortization of debt discount (premium) and debt issuance costs, net	11	51
Loss on translation of foreign currency denominated debt	11	45
Non-cash interest expense	217	149
Non-cash reorganization items, net	999	321
Debtor in possession financing costs	6	29
Changes in working capital:
Accounts receivable	(82)	102
Inventories	(12)	100
Other current assets	29	(30)
Accounts payable and accrued liabilities	67	83
Other, net	31	(63)

Net cash provided by operating activities	15	71

Cash flows from investing activities:
Cash invested in fixed assets	(42)	(80)
Disposition of assets	83	119
Increase in restricted cash	(85)	–
(Increase) decrease in deposit requirements for letters of credit, net	(2)	75
Release of pension trust assets	8	–
Cash received in monetization of derivative financial instruments	–	5

Net cash (used in) provided by investing activities	(38)	119

Cash flows from financing activities:
Decrease in secured borrowings, net	(21)	–
Cash dividends to noncontrolling interests	–	(7)
Debtor in possession financing	–	261
Debtor in possession financing costs	(6)	(29)
Payment of debtor in possession financing	(166)	–
Short-term financing, net	–	(24)
Payments of long-term debt	–	(5)
Payments of financing and bank credit facility fees	–	(9)

Net cash (used in) provided by financing activities	(193)	187

Net (decrease) increase in cash and cash equivalents	(216)	377
Cash and cash equivalents:
Beginning of period	756	192

End of period	$540	$569

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
Financial statements
The consolidated balance sheets as of September 30, 2010 and December 31, 2009, the related statements of operations for the three and nine months ended September 30, 2010 and 2009, the related statement of changes in deficit for the nine months ended September 30, 2010 and the related statements of comprehensive loss and cash flows for the nine months ended September 30, 2010 and 2009 are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010, as amended. Certain prior year amounts in the unaudited interim consolidated financial statements and the related notes have been reclassified to conform to the 2010 presentation. The reclassifications had no effect on total deficit or net loss.
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
On July 9, 2010, the Canadian Court approved the mailing of solicitation materials related to the CCAA Plan of Reorganization and Compromise (the “CCAA Reorganization Plan”). On August 2, 2010, the U.S Court approved the solicitation materials in respect of the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Reorganization Plan” and, together with the CCAA Reorganization Plan, the “Plans of Reorganization”). On August 9, 2010, we began soliciting votes from creditors for the approval or rejection of our Plans of Reorganization. The Plans of Reorganization describe a proposed treatment of creditor claims and certain other matters.
On September 14, 2010 and September 21, 2010, the creditors under the CCAA Proceedings and the Chapter 11 Cases, respectively, with one exception as discussed in Note 2, “Creditor Protection Proceedings – Plans of Reorganization,” approved the respective Plan of Reorganization. On September 23, 2010, the CCAA Reorganization Plan was sanctioned by the Canadian Court. The hearing before the U.S. Court with respect to confirmation of the Chapter 11 Reorganization

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Plan began on September 24, 2010. The confirmation of the Chapter 11 Reorganization Plan is pending before the U.S. Court.
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
The Creditor Protection Proceedings and our debtor in possession financing arrangements, which are discussed in Note 12, “Liquidity and Debt,” have provided us with a period of time to stabilize our operations and financial condition and develop our Plans of Reorganization. Management believes that these actions make the going concern basis of presentation appropriate. However, given the uncertainty involved in these proceedings, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to obtain confirmation of the Chapter 11 Reorganization Plan from the U.S. Court, successfully implement the Plans of Reorganization, improve profitability and consummate our exit financing to replace our debtor in possession financing arrangements. However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities.
Further, the implementation of the Plans of Reorganization and the application of fresh start accounting upon our emergence from the Creditor Protection Proceedings in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“FASB ASC 852”), will materially change the carrying amounts and classifications reported in our consolidated financial statements. The assets and liabilities in our unaudited interim consolidated financial statements do not reflect any adjustments related to the Plans of Reorganization, except for certain charges discussed in Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.” In addition, except for certain charges discussed in Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net,” our unaudited interim consolidated financial statements do not purport to reflect or provide for all of the potential consequences of the Creditor Protection Proceedings, such as: (i) the realizable value of our assets on a liquidation basis or their availability to satisfy liabilities, (ii) the amounts of pre-petition liabilities that may be allowed for claims or contingencies or the status and priority thereof, (iii) the effect of any changes in our deficit that may be made in our recapitalization or (iv) the effect on our Consolidated Statements of Operations regarding any changes made to our business resulting from the Plans of Reorganization.
Effective upon the commencement of the Creditor Protection Proceedings, we applied the guidance in FASB ASC 852 in preparing our consolidated financial statements and we continue to apply this guidance while we operate under the Creditor Protection Proceedings. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, provisions for losses, gains on disposition of assets and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in our Consolidated Statements of Operations. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net.” Pre-petition obligations that may be impaired by the reorganization process have been classified in our Consolidated Balance Sheets as “Liabilities subject to compromise.” For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.” Additionally, we have continued to record interest expense on certain of our pre-petition debt obligations. For additional information, see Note 12, “Liquidity and Debt.”
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
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the Creditor Protection Proceedings. See Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise,” and Note 12, “Liquidity and Debt – Overview,” for additional information.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Debtor in possession financing arrangements
In the Creditor Protection Proceedings, we sought and obtained approval by the applicable Court(s) to enter into various debtor in possession financing arrangements, which are discussed in further detail in Note 12, “Liquidity and Debt.”
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
Under Section 365 and other relevant sections of Chapter 11, we may assume, assign or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Similarly, pursuant to the initial order issued by the Canadian Court on April 17, 2009 (the “Initial Order”), we had the right to, among other things, repudiate or reject agreements, contracts or arrangements of any nature whatsoever, whether oral or written, subject to the approval of the Monitor or further order of the Canadian Court. Any description of an agreement, contract, unexpired lease or arrangement in these notes to our unaudited interim consolidated financial statements must be read in light of these overriding rights pursuant to Section 365 of Chapter 11 and the relevant provisions of the CCAA, as applicable. Since initiating the Creditor Protection Proceedings, we have engaged in a review of our various agreements in light of the overriding rights described above. We have rejected and repudiated a number of agreements and leases, including leases of real estate and equipment, and have assumed or assigned certain others. The creditors affected by these repudiations and rejections were entitled to file proofs of claims in the Creditor Protection Proceedings.
During the Creditor Protection Proceedings, the Courts granted our respective motions to establish various bar dates for the filing of claims. We notified all of our known creditors and potential creditors of such bar dates and the requirement to file a proof of claim with the Courts before the relevant deadlines in order for a claimant to receive any distribution in the Creditor Protection Proceedings. In January 2010, the Canadian Court issued an order setting out the process for the review, determination and adjudication of contested claims with a view to determining their amounts for the purpose of the creditor vote in respect of the CCAA Reorganization Plan. No such order has been issued in the U.S., where the applicable procedure for the investigation of discrepancies between liability amounts estimated by us and claims filed by our creditors and for the valuation of liabilities is generally governed by the rules under Chapter 11.
There are approximately 6,000 and 11,500 claims outstanding against the Chapter 11 filers and the CCAA filers, respectively, that total approximately $67 billion (which for purposes of this disclosure, for the claims filed against the CCAA filers in Canadian dollars, reflects the exchange rate to U.S. dollars on the date of the commencement of the CCAA Proceedings, which may not be the rate applicable to every claim). We continue to reconcile such claims to the amounts we have recorded in “Liabilities subject to compromise” as of September 30, 2010 in our Consolidated Balance Sheets. Differences in amounts recorded and claims filed by creditors continue to be investigated and will be resolved, including through the filing of objections with the Courts, where appropriate. We have identified, and expect to continue to identify, many claims that we believe should be disallowed by the Courts because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. Additionally, we have identified, and expect to continue

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
to identify, claims that may be amended or withdrawn. In addition, as a result of this process, we may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. Also, we have identified, and may continue to identify, recorded liabilities for which no claim has been filed, which would result in a reorganization gain upon the elimination of the recorded liabilities. Although we are continuing to make progress, in light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete. Completion of the claims resolution process is not a condition to our emergence from the Creditor Protection Proceedings.
The determination of how claims will ultimately be treated, as well as how each class of affected claims will be settled, including payment terms, if applicable, in the Chapter 11 Cases and the CCAA Proceedings cannot be made until both Courts have approved the Plans of Reorganization. Accordingly, the ultimate number and amount of allowed claims, as well as the ultimate treatment and recovery of allowed claims, is not determinable at this time. Given the magnitude of the claims asserted, and despite the applicable bar dates for the filing of claims, it is possible that allowed claims may be materially in excess of the amounts recorded as liabilities subject to compromise as of September 30, 2010 and adjustments to these liabilities may be recorded as “Reorganization items, net” in our Consolidated Statements of Operations in future periods. Classification for purposes of our consolidated financial statements of any pre-petition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or legal conclusion by the Debtors as to the manner of classification, treatment, allowance or payment in the Creditor Protection Proceedings, including in connection with the Plans of Reorganization that may be approved by the Courts and that may become effective pursuant to the Courts’ orders.
For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net and – Liabilities subject to compromise.”
Plans of Reorganization
In order to successfully exit from Chapter 11 and the CCAA, affected creditors and the Courts are required to approve the Plans of Reorganization. As discussed in Note 1, “Organization and Basis of Presentation – Creditor Protection Proceedings,” in September 2010, the creditors under the CCAA Proceedings and the Chapter 11 Cases, with one exception, voted in the requisite numbers to approve the respective Plan of Reorganization and the Canadian Court sanctioned the CCAA Reorganization Plan on September 23, 2010. The U.S. Court has not yet ruled on the confirmation of the Chapter 11 Reorganization Plan. Creditors of Bowater Canada Finance Corporation (“BCFC”), a wholly-owned subsidiary of Bowater Incorporated (“Bowater”), a wholly-owned subsidiary of AbitibiBowater Inc., did not vote in the requisite numbers to approve the Plans of Reorganization. Accordingly, we did not seek sanction of the CCAA Reorganization Plan with respect to BCFC and are not currently seeking confirmation of the Chapter 11 Reorganization Plan with respect to BCFC.
In the United States, Chapter 11 provides that we have the exclusive right for up to 18 months after the filing of the Creditor Protection Proceedings to file a plan or plans of reorganization with the U.S. Court. In successive orders, the U.S. Court extended our initial exclusive right to file a plan or plans of reorganization and solicit votes thereon, and the current deadlines are October 16, 2010 and December 16, 2010, respectively. Accordingly, our exclusive right to file a plan or plans of reorganization has lapsed, and any party in interest may now file a plan or plans of reorganization. In addition to obtaining creditor approval and satisfying certain requirements of Chapter 11, the Chapter 11 Reorganization Plan must be confirmed by the U.S. Court in order to become effective.
Similarly, in Canada, the Initial Order provides for a general stay of proceedings for an initial period of 30 days. The Canadian Court has extended the stay of proceedings on a number of occasions. While the stay of proceedings applies, third parties cannot file a plan or plans of reorganization. The Canadian Court extended the stay of proceedings through the implementation date of the CCAA Reorganization Plan in its sanction order.
There can be no assurance that the Chapter 11 Reorganization Plan will be confirmed by the U.S. Court or that the Plans of Reorganization will be implemented successfully. There are a number of significant conditions to the implementation of the Plans of Reorganization, including, among other things, conditions relating to the exit financing facilities, the receipt or filing of all applicable approvals or applications with applicable government entities, certain agreements with unions having been executed and ratified and the adoption of funding relief measures in respect of our pension plans in Ontario and Quebec.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
The Plans of Reorganization include, among other things, the following key elements:
•	each of the Debtors’ operations will continue in substantially their current form;
•	all amounts outstanding under the Bowater DIP Agreement (as defined below) will be paid in full in cash and the facility will be terminated;
•	all outstanding receivable interests sold under the Abitibi and Donohue Corp. (“Donohue,” an indirect, wholly-owned subsidiary of AbitibiBowater Inc.) accounts receivable securitization program will be repurchased in cash for a price equal to the par amount thereof and the program will be terminated;
•	all amounts outstanding under the Bowater pre-petition secured bank credit facilities, which consist of separate credit agreements entered into by Bowater and Bowater Canadian Forest Products Inc. (“BCFPI,” an indirect, wholly-owned subsidiary of Bowater), will be paid in full in cash, including accrued interest;
•	the outstanding balance of the ACCC pre-petition senior secured term loan will be paid in full in cash, including accrued interest;
•	the outstanding balance of the ACCC pre-petition 13.75% senior secured notes due 2011 will be paid in full in cash, including accrued interest;
•	the outstanding pre-petition Bowater floating rate industrial revenue bonds due 2029 will be paid in full in cash, including accrued interest;
•	certain holders of allowed claims arising from the Debtors’ pre-petition unsecured indebtedness will receive their pro rata share of the new common stock to be issued by us, as reorganized, upon emergence from the Creditor Protection Proceedings;
•	the Debtors’ obligations to fund the prior service costs related to their pension and other postretirement benefit plans will be reinstated, subject to the resolution of funding relief, as further discussed in Note 15, “Commitments and Contingencies – Resolution of Quebec pension situation”;
•	holders of pre-petition unsecured indebtedness with individual claim amounts of $5,000 or less (or reduced to such amount) may be paid in cash in an amount equal to 50% of their claim amount, but under certain circumstances, these claim holders may be treated instead like all other holders of claims arising from pre-petition unsecured indebtedness;
•	all equity interests in the Company existing immediately prior to the emergence date will be discharged, canceled, released and extinguished;
•	after the reorganization upon consummation of the Plans of Reorganization, we will assume the obligations in respect of the $850 million of 10.25% senior secured notes due 2018 issued by an escrow subsidiary of ours; and
•	after the reorganization upon consummation of the Plans of Reorganization, we expect to enter into a senior secured asset-based revolving credit facility in an amount of $600 million (the “ABL Credit Facility”), under which $42 million of letters of credit are expected to be outstanding.
Under the priority scheme established by Chapter 11 and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under any plan of reorganization. The final recovery to creditors and/or shareholders, if any, will be determined in accordance with the Plans of Reorganization, as amended and/or supplemented, as approved by the applicable Court. The recovery depends on, among other things, the nature of the claim and the debtor against whom the claim is properly made, as further described in the Plans of Reorganization and the related disclosure documents. Accordingly, the value of our obligations, including our debt securities, is highly speculative. The Plans of Reorganization provide that all of our currently outstanding common stock and exchangeable shares will be canceled for no consideration. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and securities.

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
Note 3. Creditor Protection Proceedings Related Disclosures
Reorganization items, net
FASB ASC 852 requires separate disclosure of reorganization items such as certain expenses, provisions for losses and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings. As a result, all charges related to the commencement of an indefinite idling or permanent closure of a mill or a paper machine subsequent to the commencement of the Creditor Protection Proceedings are recorded in “Reorganization items, net”; whereas all charges related to the commencement of an indefinite idling or permanent closure of a mill or a paper machine prior to the commencement of the Creditor Protection Proceedings are recorded in “Closure costs, impairment and other related charges” in the consolidated statements of operations. Also, professional fees, provision for repudiated or rejected executory contracts, gains on disposition of assets, write-off of debt discounts and issuance costs, revaluation of debt due to currency exchange, reversal of post-petition accrued interest on certain debt obligations not allowed as a permitted claim by the Canadian Court, gains resulting from the loss of control of subsidiaries and the subsequent deconsolidation, debtor in possession financing costs and other expenses directly related to or resulting from our reorganization process under the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in our Consolidated Statements of Operations. The recognition of Reorganization items, net, unless specifically prescribed otherwise by FASB ASC 852, is in accordance with other applicable U.S. GAAP, including accounting for impairments of long-lived assets, accelerated depreciation, severance and termination benefits and costs associated with exit and disposal activities (including costs incurred in a restructuring).
Reorganization items, net for the three and nine months ended September 30, 2010 and 2009 were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2010	2009	2010	2009

Professional fees (1)	$44	$26	$97	$81
Provision for repudiated or rejected executory contracts (2)	20	92	169	107
Charges related to indefinite idlings and permanent closures (3)	12	162	276	162
Gains on disposition of assets (4)	–	–	(60)	–
Write-off of debt discounts and issuance costs (5)	550	–	550	–
Revaluation of debt due to currency exchange (6)	548	–	548	–
Reversal of post-petition accrued interest on certain debt obligations (7)	(447)	–	(447)	–
Gain on deconsolidation of BPCL (8)	–	–	(27)	–
Gain on deconsolidation of a variable interest entity (“VIE”) (9)	–	–	(16)	–
Debtor in possession financing costs (10)	5	–	10	29
Other (11)	(1)	21	(16)	21

	$731	$301	$1,084	$400

(1)	Professional fees directly related to the Creditor Protection Proceedings, ongoing monitoring and establishment of the Plans of Reorganization, including legal, accounting and other professional fees, as well as professional fees incurred by our creditors. Additionally, pursuant to the Plans of Reorganization, as part of our exit financing, we had initially planned to conduct a rights offering for the issuance of convertible senior subordinated notes to holders of eligible unsecured claims. With the approval of the Courts, we entered into a backstop commitment agreement that provided for the purchase by certain investors of the convertible notes to the extent that the rights offering would have been under-subscribed. On September 21, 2010, we announced that we had elected not to pursue the rights offering. In the third quarter of 2010, we recorded the backstop commitment agreement termination fee of $15 million. One of the

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements

parties to the backstop commitment agreement was Fairfax Financial Holdings Limited (“Fairfax”).
(2)	Provision for repudiated or rejected executory contracts represents provision for estimated claims arising from repudiated or rejected executory contracts, primarily the parental guarantee of BPCL’s NPower contract, supply contracts and equipment leases. The provision for the nine months ended September 30, 2010 is net of approximately $14 million of gains arising from liabilities adjusted in the claims reconciliation process. See Note 1, “Organization and Basis of Presentation – Bridgewater Administration,” and Note 2, “Creditor Protection Proceedings – Reorganization process,” for additional information.
(3)	In 2010, represents charges primarily related to: (i) accelerated depreciation charges in the third quarter of 2010 related to the indefinite idling of our St-Fulgence, Quebec and Petit Saguenay, Quebec sawmills; (ii) the indefinite idling of our Gatineau, Quebec paper mill in the second quarter of 2010 (for which we announced its permanent closure in the third quarter of 2010); (iii) the indefinite idling of a de-inking line and paper machine at our Thorold, Ontario paper mill in the first quarter of 2010 and (iv) an impairment charge in the second quarter of 2010 related to our Lufkin, Texas paper mill to reduce the carrying value of the assets to their current estimated fair value. In 2009, represents charges in the third quarter of 2009 related to the indefinite idling of various paper mills and paper machines located in Canada, as well as the permanent closure of a sawmill in the United States and a chipping operation in Quebec, Canada. The fair value of all impaired assets was determined based on their estimated sale or salvage values. All of these actions were initiated subsequent to the commencement of the Creditor Protection Proceedings as part of our work towards a comprehensive restructuring plan. Accordingly, these charges are included in Reorganization items, net. Such charges for the three and nine months ended September 30, 2010 and 2009 were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2010	2009	2010	2009

Accelerated depreciation	$12	$11	$222	$11
Long-lived asset impairment	–	112	10	112
Severance and pension curtailment	–	32	29	32
Write-downs of inventory	–	7	15	7

	$12	$162	$276	$162

(4)	Represents the gains on disposition of various mills and other assets as part of our work towards a comprehensive restructuring plan, including the write-off of related asset retirement obligations. Such gains for the three months ended September 30, 2010 were less than $1 million and included the remaining assets of our Lufkin paper mill and our Albertville sawmill, all of which we sold for proceeds of approximately $14 million. Such gains for the nine months ended September 30, 2010 also included our Mackenzie, British Columbia paper mill and sawmills, four previously permanently closed paper mills that were bundled and sold together, our Westover, Alabama sawmill, our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio, Texas and various other assets, all of which we sold for proceeds of approximately $54 million.
(5)	FASB ASC 852 requires that debt discounts and premiums, as well as debt issuance costs, be viewed as part of the valuation of the related pre-petition debt in arriving at the net carrying amount of the debt. When the debt becomes an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim. Pursuant to the Canadian Court’s sanction of the CCAA Reorganization Plan (which included the approval of allowed debt claims) on September 23, 2010, we adjusted the net carrying amount of the CCAA filers’ debt obligations to the allowed amount of the claims, which resulted in a write-off of the unamortized balance of debt discounts and issuance costs in the third quarter of 2010. Since the U.S. Court had not confirmed the Chapter 11 Reorganization Plan as of September 30, 2010 (which would include the approval of allowed debt claims), we have not adjusted the net carrying amount of the Chapter 11 filers’ debt obligations for the write-off of debt discounts, premiums and issuance costs, totaling approximately $121 million as of September 30, 2010. We will be required to record this amount or a portion thereof as a reorganization item if the U.S. Court ultimately allows claim amounts that differ from the net carrying amount of the debt.
(6)	For purposes of determining the amounts of allowed unsecured claims, any claims filed against a CCAA filer or Chapter 11 filer denominated in a currency other than the local currency are to be translated to Canadian dollars and U.S. dollars, respectively, using the exchange rate in effect as of the date of the commencement of the Creditor Protection Proceedings for all Chapter 11 claims and for CCAA claims that existed as of the filing date, or the exchange rate in effect as of the date of the notice or event that gave rise to the claim for CCAA claims that arose after the filing date (the “fixed exchange rate”). The majority of our CCAA filers’ pre-petition unsecured debt obligations were denominated in U.S. dollars. As noted above, when the debt becomes an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements

claim. Pursuant to the Canadian Court’s sanction of the CCAA Reorganization Plan (which included the approval of allowed debt claims) on September 23, 2010, we adjusted the CCAA filers’ pre-petition unsecured debt obligations to the allowed amount of the claims, which resulted in a revaluation to reflect the impact of the fixed exchange rate in the third quarter of 2010.
(7)	We had recorded post-petition accrued interest on the CCAA filers’ pre-petition unsecured debt obligations, based on the expectation that such accrued interest would be a permitted claim under the CCAA Proceedings. However, pursuant to the CCAA Reorganization Plan sanctioned by the Canadian Court on September 23, 2010, the CCAA filers’ pre-petition unsecured debt obligations do not include the amount of such post-petition accrued interest for distribution purposes and therefore, such accrued interest is now accounted for as not having been approved as a permitted claim. Accordingly, we reversed such post-petition accrued interest as a Reorganization item in the third quarter of 2010 and we are no longer accruing interest on the CCAA filers’ pre-petition unsecured debt obligations.
(8)	As discussed in Note 1, “Organization and Basis of Presentation – Bridgewater Administration,” we are no longer consolidating BPCL in our consolidated financial statements. At the time of the BPCL Administration filing, we had a negative basis in our investment in BPCL. Upon the deconsolidation of BPCL, we derecognized our negative investment, which resulted in a gain of $27 million.
(9)	During the second quarter of 2010, a subsidiary that was a VIE that we had been consolidating was placed into receivership. As a result, we lost control over and the ability to influence this VIE’s operations and are no longer the primary beneficiary of this VIE. Therefore, we are no longer consolidating this VIE in our consolidated financial statements. At such time, we had a negative basis in our investment in this VIE. Upon the deconsolidation of this VIE, we derecognized our negative investment, which resulted in a gain of $16 million.
(10)	Debtor in possession financing costs were recorded in the third quarter of 2010 in connection with the July 15, 2010 amendment to the Bowater DIP Agreement and for the exit fee related to the Bowater DIP Agreement and in the second quarter of 2010 in connection with: (i) the May 5, 2010 extension of the Bowater DIP Agreement to July 21, 2010 and (ii) the June 11, 2010 amendment to the Abitibi and Donohue second amended and restated accounts receivable securitization program. Debtor in possession financing costs were incurred in the second quarter of 2009 in connection with entering into: (i) the Bowater DIP Agreement, (ii) the debtor in possession financial facility for the benefit of Abitibi and Donohue, which was terminated on December 9, 2009, and (iii) the Abitibi and Donohue second amended and restated accounts receivable securitization program. For additional information, see Note 12, “Liquidity and Debt.”
(11)	For the nine months ended September 30, 2010, “Other” includes: (i) the write-off of approximately $23 million of environmental liabilities related to our Newfoundland and Labrador properties that were expropriated and for which no claim was filed;
(ii) environmental charges related to our estimated liability for an environmental claim filed against us by the current owner of a site previously owned by Abitibi and (iii) employee termination charges resulting from our work towards a comprehensive restructuring plan related to a workforce reduction at our Catawba, South Carolina paper mill. In the third quarter of 2009, we recorded impairment charges totaling $21 million to reduce our retained interest in three qualified special-purpose entities to zero (for further information, reference is made to Note 18, “Monetization of Timber Notes,” included in our consolidated financial statements for the year ended December 31, 2009). “Other” for all periods also includes interest income, which was $1 million and $2 million for the three and nine months ended September 30, 2010, respectively, and less than $1 million for all other periods presented.
In the three and nine months ended September 30, 2010, we paid $38 million and $85 million, respectively, relating to reorganization items, which were comprised of: (i) professional fees of $37 million and $79 million, respectively, and (ii) debtor in possession financing costs of
$1 million and $6 million, respectively. In the three and nine months ended September 30, 2009, we paid $28 million and $79 million, respectively, relating to reorganization items, which were comprised of: (i) professional fees of $26 million and $50 million, respectively, and (ii) debtor in possession financing costs of $2 and $29 million, respectively. Payments relating to professional fees and debtor in possession financing costs were included in cash flows from operating activities and cash flows from financing activities, respectively, in our Consolidated Statements of Cash Flows.
Liabilities subject to compromise
Liabilities subject to compromise primarily represent unsecured pre-petition obligations of the Debtors that we expected to be subject to impairment as part of the Creditor Protection Proceedings process and as a result, are subject to settlement at lesser amounts. Generally, actions to enforce or otherwise effect payment of such liabilities have been stayed by the Courts. Such liabilities are classified separately from other liabilities in our Consolidated Balance Sheets as “Liabilities subject to compromise” and are accounted for in accordance with our normal accounting policies except that: (i) other than our debt obligations, these liabilities are recorded at the amounts allowed or expected to be allowed as claims by the Courts, whether known or potential claims, under a plan of reorganization, even if the distributions to the claimants may be for lesser amounts and (ii) debt obligations, until they have become allowed claims approved by the applicable Court, are recorded net of unamortized debt discounts and premiums, which we are no longer amortizing as a result of the Creditor Protection Proceedings. Such amounts are viewed as valuations of the related debt until the debt obligations become allowed claims by the Courts, at which time the recorded amounts are adjusted to the amounts of the allowed claims. As discussed above, as of September 30, 2010, the net carrying amount of the CCAA filers’ debt obligations were adjusted to the amounts of the

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
allowed claims as approved by the Canadian Court.
Liabilities subject to compromise remain subject to future potentially material adjustments arising from negotiated settlements, actions of the Courts, further developments with respect to disputed claims, repudiation or rejection of executory contracts and unexpired leases and the determination of the secured status of certain claims, as well as the value of collateral securing the claims, proofs of claims or other events. The Debtors have repudiated or rejected certain pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations with the approval of the Courts. Damages resulting from repudiations or rejections of executory contracts and unexpired leases are typically treated as general unsecured claims and are also classified as liabilities subject to compromise.
The classification of liabilities as “not subject to compromise” versus “subject to compromise” is based on currently available information and analysis. As the Creditor Protection Proceedings continue and additional information and analysis is completed or as the Courts rule on relevant matters, the classification of amounts between these two categories will change. The amount of any such changes could be significant.
Liabilities subject to compromise of the Debtors as of September 30, 2010 and December 31, 2009 were comprised of the following:

	September 30,	December 31,
(Unaudited, in millions)	2010	2009

Unsecured pre-petition debt (Note 12)	$5,948	$4,852
Accrued interest on unsecured pre-petition debt (Note 12)	172	385
Accounts payable and accrued liabilities, excluding accrued interest on unsecured pre-petition debt	432	463
Pension and other postretirement projected benefit obligations	883	791
Repudiated or rejected executory contracts	396	228
Other liabilities	28	8

	$7,859	$6,727

We have not included the Debtors’ pre-petition secured debt obligations in liabilities subject to compromise since we believe that the value of the underlying collateral of these obligations significantly exceeds the amount of the claims by the secured creditors and the Plans of Reorganization require that all amounts outstanding under our pre-petition secured debt obligations are to be paid in full in cash, including accrued interest. During the Creditor Protection Proceedings, the Courts granted approval for the Debtors to, among other things, make payments relating to certain employee’s pre-petition wages, salaries and benefit programs in the ordinary course, ensure the continuation of existing cash management systems, honor certain ongoing customer obligations, enter into our debtor in possession financing arrangements, settle certain intercompany obligations, retain legal and financial professionals and other business-related payments necessary to maintain the operation of our business. Liabilities subject to compromise do not include: (i) liabilities held by Non-Debtors (as defined below); (ii) liabilities incurred after the commencement of the Creditor Protection Proceedings, except for accrued interest as of December 31, 2009 on pre-petition unsecured debt obligations of the CCAA filers (the cumulative post-petition interest accrued on such obligations was reversed in the third quarter of 2010 since such interest was not included in the CCAA Reorganization Plan sanctioned by the Canadian Court – see “Reorganization items, net” above, for additional information) and (iii) pre-petition liabilities that the Debtors expect to be required to pay in full by applicable law, even though certain of these amounts may not be paid until the Plans of Reorganization are implemented.
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

ABITIBIBOWATER INC.
CONDENSED COMBINED STATEMENTS OF OPERATIONS – DEBTORS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2010	2009

Sales	$2,852	$2,514
Costs and expenses	2,990	2,711

Operating loss	(138)	(197)
Interest expense (contractual interest of $500 and $562 in 2010 and 2009, respectively)	(389)	(445)
Other income (expense), net	47	(66)
Reorganization items, net	(1,084)	(400)
Income tax benefit (provision)	3	(29)
Equity in net loss of Non-Debtors, net of tax	(65)	(102)

Net loss attributable to AbitibiBowater Inc.	$(1,626)	$(1,239)

ABITIBIBOWATER INC. CONDENSED COMBINED BALANCE SHEETS – DEBTORS (Unaudited, in millions)

	September 30,	December 31,
	2010	2009

Assets
Current assets:
Accounts receivable from Non-Debtors	$58	$63
All other current assets	1,582	1,806

Total current assets	1,640	1,869

Fixed assets, net	2,826	3,341
Amortizable intangible assets, net	261	271
Investments in and advances to Non-Debtors	700	648
All other assets	540	486

Total assets	$5,967	$6,615

Liabilities and deficit
Liabilities not subject to compromise:
Current liabilities:
Debtor in possession financing	$40	$206
All other current liabilities	1,633	1,496

Total current liabilities	1,673	1,702

Long-term liabilities	224	277

Total liabilities not subject to compromise	1,897	1,979

Liabilities subject to compromise	7,859	6,727

Total liabilities	9,756	8,706

Shareholders’ deficit	(3,789)	(2,091)

Total liabilities and deficit	$5,967	$6,615

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements

ABITIBIBOWATER INC.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS – DEBTORS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2010	2009

Net cash (used in) provided by operating activities	$(42)	$56

Net cash (used in) provided by investing activities (includes $20 and $(4) of advances from (to) Non-Debtors, net in 2010 and 2009, respectively)	(15)	126

Cash flows from financing activities:
Debtor in possession financing	–	261
Debtor in possession financing costs	(6)	(29)
Payment of debtor in possession financing	(166)	–
Other, net	–	(45)

Net cash (used in) provided by financing activities	(172)	187

Net (decrease) increase in cash and cash equivalents	(229)	369
Cash and cash equivalents:
Beginning of period	675	143

End of period	$446	$512

Note 4. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges, which were not associated with our work towards a comprehensive restructuring plan, for the three and nine months ended September 30, 2010 and 2009 were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2010	2009	2010	2009

Impairment of long-lived assets	$–	$10	$2	$95
Accelerated depreciation	–	28	–	28
Impairment of assets held for sale	–	(82)	–	96
Severance and other costs	(3)	–	3	7

	$(3)	$(44)	$5	$226

Impairment of long-lived assets
During the nine months ended September 30, 2010, we recorded long-lived asset impairment charges of $2 million related to our previously permanently closed Covington, Tennessee facility to further reduce the carrying value of the assets to their estimated fair value, which was determined based on the mill’s estimated sales value.
During the second quarter of 2009, upon review of the recoverability of certain of our indefinitely idled newsprint mill assets following a steep decline in market demand in early 2009, we recorded a long-lived asset impairment charge of $85 million. The fair value of these assets was determined based on their estimated sale or salvage values. During the third quarter of 2009, we recorded additional long-lived asset impairment charges of $10 million, related to a group of four previously permanently closed mills, which we bundled and sold together in the second quarter of 2010, to further reduce the carrying value of their assets to their current fair value. The fair value of these assets was determined based on their estimated sales values.
Accelerated depreciation
In December 2008, we announced, among other things, the indefinite idling of two paper machines at our Calhoun, Tennessee newsprint mill. At that time, we expected to recover the carrying values of these long-lived assets and

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
accordingly, no impairment was recorded. During the third quarter of 2009, we reviewed the remaining useful lives of these paper machines and concluded that the estimated remaining useful lives should be reduced to zero. Accordingly, we recorded accelerated depreciation of $28 million to reduce their carrying values to their estimated salvage values of zero.
Impairment of assets held for sale
During the six months ended June 30, 2009, we recorded long-lived asset impairment charges of $178 million related to the assets held for sale for our interest in Manicouagan Power Company (“MPCo”). The transaction for the sale of MPCo was denominated in Canadian dollars. During the third quarter of 2009, as a result of the strengthening of the Canadian dollar as compared to the U.S. dollar and updated estimates of the costs to sell, we recorded an $82 million reversal of these impairment charges to increase the carrying value of our investment in MPCo to fair value less costs to sell, without exceeding its net carrying value as of the date the decision to sell was made. The sale of MPCo was completed in the fourth quarter of 2009. For additional information, see Note 7, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges – Impairment of assets held for sale,” and Note 8, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets,” included in our consolidated financial statements for the year ended December 31, 2009.
Severance and other costs
During the three months ended September 30, 2010, we recorded a credit of $3 million in severance and other costs, primarily for miscellaneous adjustments to severance liabilities and asset retirement obligations. During the nine months ended September 30, 2010, we also recorded $6 million in severance and other costs, primarily for miscellaneous adjustments to severance liabilities and asset retirement obligations, as well as other costs, primarily related to a lawsuit related to a closed mill.
During the nine months ended September 30, 2009, we recorded severance and other costs related to the permanent closures of our Westover sawmill and Goodwater, Alabama planer mill.
Note 5. Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets
Assets held for sale as of September 30, 2010 and December 31, 2009 were comprised of fixed assets, net of $5 million and $52 million, respectively. Liabilities associated with assets held for sale as of September 30, 2010 and December 31, 2009 were comprised of accounts payable and accrued liabilities of $1 million and $35 million, respectively.
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
As of September 30, 2010, we held for sale various assets (all of which were approved for sale, as required by the applicable Court or the Monitor). The assets and liabilities held for sale are carried in our Consolidated Balance Sheets at the lower of carrying value or fair value less costs to sell. As of September 30, 2010, we expected to complete a sale of all of these assets within the next twelve months for amounts that exceed their individual carrying values. We cease recording depreciation and amortization when assets are classified as held for sale.
During the three months ended September 30, 2010, we sold, with Court or Monitor approval, as applicable, various assets for proceeds of $2 million, resulting in a net gain on disposition of assets of $1 million. During the nine months ended September 30, 2010, we sold, with Court or Monitor approval, as applicable, timberlands and other assets for proceeds of $15 million, resulting in a net gain on disposition of assets of $14 million. Additionally, during the nine months ended September 30, 2010, as part of our work towards a comprehensive restructuring plan, we sold, with Court approval, various mills and other assets. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.”
During the three months ended September 30, 2009, we sold, with Court approval, as applicable, 299,518 acres of timberlands, primarily located in Quebec, Canada and other assets for proceeds of $50 million, resulting in a net gain on disposition of assets of $38 million. During the nine months ended September 30, 2009, we sold, with Court approval, as

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
applicable, 491,356 acres of timberlands and other assets, including the water system associated with our Lufkin paper mill, for proceeds of $119 million, resulting in a net gain on disposition of assets of $91 million.
Note 6. Other (Expense) Income, Net
Other (expense) income, net for the three and nine months ended September 30, 2010 and 2009 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2010	2009	2010	2009

Foreign exchange (loss) gain	$(7)	$(42)	$30	$(46)
Fees for waivers and amendments to accounts receivable securitization program (1)	–	–	–	(23)
Loss from equity method investments	–	(3)	(3)	(5)
Loss on sale of ownership interests in accounts receivable (Note 12)	–	(6)	–	(13)
Miscellaneous income (2)	1	26	5	31

	$(6)	$(25)	$32	$(56)

(1)	As consideration for entering into certain waivers and amendments to our former accounts receivable securitization program, we incurred fees of $23 million in the nine months ended September 30, 2009, prior to the commencement of the Creditor Protection Proceedings.

(2)	Miscellaneous income for both the three and nine months ended September 30, 2009 included approximately $24 million of income, net from a subsidiary’s proceeds sharing arrangement related to a third party’s sale of timberlands during the third quarter of 2009. In October 2009, the related proceeds were deposited in trust with the Monitor and will be released in accordance with the Plans of Reorganization or pursuant to a further order from the applicable Court. For additional information, see Note 10, “Restricted Cash.”
Note 7. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as of September 30, 2010 and December 31, 2009 was comprised of the following:

	September 30,	December 31,
(Unaudited, in millions)	2010	2009

Unamortized prior service costs (1)	$(22)	$(24)
Unamortized actuarial losses (2)	(504)	(432)
Foreign currency translation (3)	1	6

	$(525)	$(450)

(1)	Net of deferred tax provision of $16 million as of both September 30, 2010 and December 31, 2009. Net of noncontrolling interests of $1 million and $2 million of net income as of September 30, 2010 and December 31, 2009, respectively.
(2)	Net of deferred tax benefit of $65 million and $64 million as of September 30, 2010 and December 31, 2009, respectively. Net of noncontrolling interests of $5 million and $6 million of net losses as of September 30, 2010 and December 31, 2009, respectively.
(3)	No tax effect was recorded for foreign currency translation since the investment in foreign net assets translated is deemed indefinitely invested. Net of noncontrolling interests of zero as of both September 30, 2010 and December 31, 2009.
Note 8. Loss Per Share
No adjustments to net loss attributable to AbitibiBowater Inc. common shareholders were necessary to compute basic and diluted net loss per share attributable to AbitibiBowater Inc. common shareholders for all periods presented. Additionally, no adjustments to our basic weighted-average number of common shares outstanding were necessary to compute our diluted weighted-average number of common shares outstanding for all periods presented. Options to purchase 3.3 million

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
shares for both the three and nine months ended September 30, 2010 and 3.6 million shares for both the three and nine months ended September 30, 2009 were excluded from the calculation of diluted loss per share as the impact would have been anti-dilutive. In addition, 0.1 million equity-classified restricted stock units for both the three and nine months ended September 30, 2010 and 0.2 million equity-classified restricted stock units for both the three and nine months ended September 30, 2009 were excluded from the calculation of diluted loss per share for the same reason. In addition, no adjustments to net loss attributable to AbitibiBowater Inc. common shareholders and the diluted weighted-average number of common shares outstanding were necessary for all periods presented after giving effect to the assumed conversion of the convertible notes representing 36.9 million additional common shares.
Note 9. Inventories, Net
Inventories, net as of September 30, 2010 and December 31, 2009 were comprised of the following:

	September 30,	December 31,
(Unaudited, in millions)	2010	2009

At lower of cost or market:
Raw materials and work in process	$110	$124
Finished goods	208	199
Mill stores and other supplies	256	271

	574	594
Excess of current cost over LIFO inventory value	(13)	(13)

	$561	$581

During the nine months ended September 30, 2010, we recorded charges of $15 million for write-downs of inventory, primarily associated with our indefinitely idled Gatineau paper mill, as well as an indefinitely idled paper machine and de-inking line at our Thorold paper mill. These charges were incurred as part of our restructuring. During the three months ended September 30, 2009, we recorded charges of $12 million for write-downs of inventory associated with certain indefinitely idled paper mills and machines, of which $7 million related to our restructuring. During the nine months ended September 30, 2009, we also recorded charges of $12 million for write-downs of inventory associated with our indefinitely idled Alabama River, Alabama paper mill, as well as our Dalhousie, New Brunswick paper mill, all of which were not associated with our restructuring. Charges that were incurred as part of our restructuring were included in “Reorganization items, net,” while charges that were not associated with our restructuring were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested,” both in our Consolidated Statements of Operations.
Note 10. Restricted Cash
Restricted cash included in “Other assets” in our Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 was comprised of the following:

	September 30,	December 31,
(Unaudited, in millions)	2010	2009

ULC reserve (Note 12)	$51	$49
ULC DIP Facility (Note 12)	49	48
Proceeds sharing arrangement related to a third-party’s sale of timberlands (1)	28	27
Proceeds from asset sales (2)	79	–
ACH Limited Partnership (3)	8	11
Other	3	3

	$218	$138

(1)	These proceeds are held in trust with the Monitor and will be released in accordance with the Plans of Reorganization or pursuant to a further order from the applicable Court.
(2)	Represents proceeds from the sale of various assets, which primarily include our Mackenzie paper mill and sawmills of $29 million, our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio of $12 million, four previously permanently closed paper mills (that we bundled and sold together) of $11 million, all of the remaining assets of our Lufkin paper mill of $10 million, our West Tacoma, Washington paper mill of $4 million and

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements

our Albertville sawmill of $4 million. These proceeds are either held in escrow or in a designated account and will be released in accordance with the Plans of Reorganization or pursuant to a further order from the applicable Court.
(3)	Represents cash restricted for capital expenditures, as well as reserves required under the partnership’s credit agreement.
In addition, in connection with the accounts receivable securitization program, as of September 30, 2010 and December 31, 2009, we had cash of approximately $24 million and $18 million, respectively, in lockbox accounts, which were included as restricted cash in “Other current assets” in our Consolidated Balance Sheets. For additional information, see Note 12, “Liquidity and Debt.”
Note 11. Severance Related Liabilities
The activity in our severance related liabilities for the nine months ended September 30, 2010 was as follows:

	2010	2009	2008	2007
(Unaudited, in millions)	Initiatives	Initiatives	Initiatives	Initiatives	Total

Balance as of December 31, 2009	$–	$43	$27	$17	$87
Charges (credits)	22	5	–	(4)	23
Payments	–	–	–	–	–
Other	1	–	2	(1)	2

Balance as of September 30, 2010	$23	$48	$29	$12	$112

During the nine months ended September 30, 2010, we recorded employee termination costs resulting from our work towards a comprehensive restructuring plan, primarily related to: (i) the indefinite idling of our Gatineau paper mill, (ii) the indefinite idling of a paper machine and a de-inking line at our Thorold paper mill, (iii) a workforce reduction at our Catawba paper mill, (iv) the continued indefinite idling of our Dolbeau, Quebec paper mill (for which we announced its permanent closure in the third quarter of 2010) and (v) the continued indefinite idling of a paper machine at our Thunder Bay, Ontario paper mill.
As a result of the Creditor Protection Proceedings, severance payments may only be made pursuant to a Court order.
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
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations is stayed as a result of the Creditor Protection Proceedings. Due to the commencement of the Creditor Protection Proceedings, pre-petition unsecured debt obligations of $5,948 million are included in “Liabilities subject to compromise” in our Consolidated Balance Sheets as of September 30, 2010. Pre-petition secured debt obligations of $982 million (consisting of ACCC’s $300 million 13.75% senior secured notes due 2011, ACCC’s $347 million pre-petition senior secured term loan and Bowater’s $335 million pre-petition secured bank credit facilities) are included in current liabilities and pre-petition secured debt obligations of $34 million (consisting of Bowater’s floating rate industrial revenue bonds due 2029) are included in “Long-term debt, net of current portion” in our Consolidated Balance Sheets as of September 30, 2010. See Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.”

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
For a discussion of the impact of the Creditor Protection Proceedings on our debt discounts and issuance costs, the revaluation of our debt obligations due to currency exchange and the reversal of post-petition accrued interest on certain of our debt obligations, see Note 3, “Creditor Protection Proceedings – Reorganization items, net.”
In accordance with FASB ASC 852, we have continued to record interest expense on our pre-petition debt obligations only to the extent that: (i) interest will be paid during the Creditor Protection Proceedings or (ii) it is probable that interest would be an allowed priority, secured or unsecured claim. As such, we have continued to accrue interest on the Debtors’ pre-petition secured debt obligations and, until the third quarter of 2010, the CCAA filers’ pre-petition unsecured debt obligations, based on the expectation that post-petition accrued interest on the CCAA filers’ pre-petition unsecured debt obligations would be a permitted claim under the CCAA Proceedings. However, pursuant to the CCAA Reorganization Plan sanctioned by the Canadian Court on September 23, 2010, the CCAA filers’ pre-petition unsecured debt obligations do not include the amount of such post-petition accrued interest for distribution purposes and therefore, such accrued interest is now accounted for as not having been approved as a permitted claim. Accordingly, we reversed such post-petition accrued interest as a Reorganization item in the third quarter of 2010 and we are no longer accruing interest on the CCAA filers’ pre-petition unsecured debt obligations, as discussed in Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.”
Interest expense recorded in our Consolidated Statements of Operations totaled $99 million and $417 million for the three and nine months ended September 30, 2010, respectively, which included a cumulative adjustment of $43 million during the nine month period to increase the accrued interest on the unsecured U.S. dollar denominated debt obligations of the CCAA filers to the fixed exchange rate, as discussed in Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.” Interest expense recorded in our Consolidated Statements of Operations totaled $126 million and $461 million for the three and nine months ended September 30, 2009, respectively. Contractual interest expense would have been $159 million and $528 million for the three and nine months ended September 30, 2010, respectively, and $192 million and $578 million for the three and nine months ended September 30, 2009, respectively.
We are currently making cash payments for interest on the Bowater DIP Agreement, the Abitibi and Donohue accounts receivable securitization program, the Bowater pre-petition secured bank credit facilities, ACCC’s pre-petition senior secured term loan and Bowater’s floating rate industrial revenue bonds due 2029.
Abitibi and Donohue liquidity
Abitibi’s and Donohue’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations, the ULC DIP Facility (defined below) and an accounts receivable securitization program. As of September 30, 2010, Abitibi and Donohue had cash and cash equivalents of approximately $166 million and $23 million, respectively. As of September 30, 2010, Abitibi had $97 million of availability under its ULC DIP Facility, of which $48.5 million was included in “Cash and cash equivalents” and $48.5 million was included as restricted cash in “Other assets” in our Consolidated Balance Sheets. Abitibi and Donohue also had the ability to receive additional proceeds of up to $47 million under their accounts receivable securitization program.
ULC DIP Facility
On December 9, 2009, Abitibi entered into a Cdn$230 million ($218 million) Super Priority Debtor-In-Possession Credit Facility (the “ULC DIP Facility”) with 3239432 Nova Scotia Company, a wholly-owned subsidiary of ACCC (the “ULC”), which is an intercompany facility that was created upon the sale of MPCo and was funded by a portion of the sale proceeds. On the same date, Cdn$130 million ($123 million) of the ULC DIP Facility was drawn pursuant to the Canadian Court’s approval. Subsequent draws of up to Cdn$50 million ($48.5 million, based on the exchange rate in effect on September 30, 2010) in the aggregate will be advanced upon not less than five business days’ notice, subject to meeting certain draw down requirements and certain conditions determined by the Canadian Court, and the remaining Cdn$50 million ($48.5 million, based on the exchange rate in effect on September 30, 2010) will become available only upon further order of the Canadian Court.
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
Loans made under the ULC DIP Facility bear no interest, except in the case of an overdue payment. All loans advanced under the ULC DIP Facility are to be repaid in full and the ULC DIP Facility will terminate on the earliest of: (i) December 31, 2010, (ii) the effective date of the Plans of Reorganization or (iii) the acceleration of the ULC DIP Facility or the occurrence of an event of default. Loans must be prepaid to the extent the ULC does not have sufficient funds to make a payment under the guarantee agreement with Alcoa Canada Ltd. (“Alcoa”), which was our partner in MPCo. As of September 30, 2010, the ULC maintained an approximate Cdn$52 million ($51 million) reserve for this purpose, which was included as restricted cash in “Other assets” in our Consolidated Balance Sheets.
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
Abitibi and Donohue accounts receivable securitization program
Abitibi and Abitibi Consolidated Sales Corporation (“ACSC”), a subsidiary of Donohue, (the “Participants”) participate in an accounts receivable securitization program (the “Program”) whereby the Participants share among themselves the proceeds received under the Program. On June 16, 2009, with the approval of the Courts, the former accounts receivable securitization program was amended and restated in its entirety and, as further amended on June 11, 2010, with the approval of the Courts, now provides for a maximum outstanding limit of $180 million (the “Purchase Limit”) for the purchase of ownership interests in the Participants’ eligible trade accounts receivable by the third-party financial institutions party to the agreement (the “Banks”).
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
As discussed in Note 1, “Organization and Basis of Presentation – Recently adopted accounting guidance,” effective January 1, 2010, we prospectively applied new accounting guidance relating to the transfers of financial assets. As a result, transfers of the Receivable Interests to the Agent no longer qualify as sales. Such transfers and the proceeds received from the Banks are now accounted for as secured borrowings in accordance with FASB ASC 860, “Transfers and Servicing.” As of September 30, 2010, the interest rate charged by the Banks to Funding on the secured borrowings was 6.25% per annum and the commitment fee for the unused portion of the Purchase Limit was 0.75% per annum. These amounts, which totaled approximately $2 million and $9 million for the three and nine months ended September 30, 2010, respectively, are included in “Interest expense” in our Consolidated Statements of Operations. For the three and nine months ended September 30, 2009, the transfer of Receivable Interests were recorded as a sale to the Banks, and the proceeds received from the Banks were net of an amount based on the Banks’ funding cost plus a margin, which resulted in a loss on the sale of ownership interests in accounts receivable of $6 million and $13 million, respectively, which was included in “Other (expense) income, net” in our Consolidated Statements of Operations.
As of September 30, 2010, the balance of the pool of receivables, net of an allowance for doubtful accounts was included in “Accounts receivable, net” in our Consolidated Balance Sheets. The outstanding balance of the proceeds received from the Banks was approximately $120 million and was recorded as “Secured borrowings” in our Consolidated Balance Sheets. In

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
addition, based on the level and eligibility of the pool of receivables as of September 30, 2010, we could have borrowed an additional $47 million.
Abitibi and ACSC act as servicing agents and administer the collection of the receivables under the Program. The fees received from the Banks for servicing their Receivable Interests approximate the value of services rendered.
In connection with the Program, Abitibi and ACSC maintain lockboxes into which certain collection receipts are deposited. These lockbox accounts are in Abitibi’s or Funding’s name, but are controlled by the Banks. The cash balances in these lockbox accounts, which totaled approximately $24 million and $18 million as of September 30, 2010 and December 31, 2009, respectively, were included as restricted cash in “Other current assets” in our Consolidated Balance Sheets.
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
Unless terminated earlier due to the occurrence of certain events of termination, or the substantial consummation of the Plans of Reorganization, the Program, as further amended on June 11, 2010, will terminate on June 10, 2011.
As consideration for entering into the amendment to the Program on June 11, 2010, we incurred fees of approximately $4 million during the second quarter of 2010. As consideration for entering into the amended and restated accounts receivable securitization program on June 16, 2009, we incurred fees of approximately $11 million during the second quarter of 2009. These fees were recorded in “Reorganization items, net” in our Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009 (see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net”).
Bowater liquidity
Bowater’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations and the Bowater DIP Agreement. As of September 30, 2010, Bowater had cash and cash equivalents of approximately $351 million.
Bowater DIP Agreement
In the Creditor Protection Proceedings, we sought and obtained approval by the Courts to enter into a debtor in possession financing facility for the benefit of AbitibiBowater Inc., Bowater and certain of Bowater’s subsidiaries. On April 21, 2009, we entered into a Senior Secured Superpriority Debtor In Possession Credit Agreement (the “Bowater DIP Agreement”) among AbitibiBowater Inc., Bowater and BCFPI, as borrowers, Fairfax, as administrative agent, collateral agent and an initial lender, and Avenue Investments, L.P., as an initial lender. Law Debenture Trust Company of New York replaced Fairfax as the administrative agent and collateral agent under the Bowater DIP Agreement.
The Bowater DIP Agreement provides for term loans in an aggregate principal amount of $206 million (the “Initial Advance”), consisting of a $166 million term loan facility to AbitibiBowater Inc. and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. Following the payment of fees payable to the lenders in connection with the Bowater DIP Agreement, the U.S. Borrowers and BCFPI received aggregate loan proceeds of $196 million. The Bowater DIP Agreement also permits the U.S. Borrowers to request, subject to the approval of the requisite lenders under the Bowater DIP Agreement, an incremental term loan facility (the “Incremental Facility”) and an asset-based revolving credit facility (the “ABL Facility”), provided that the aggregate principal amount of the Initial Advance and the Incremental Facility may not exceed $360 million and the aggregate principal amount of the Initial Advance, Incremental Facility and the ABL Facility may not exceed $600 million. In connection with an amendment we entered into on July 15, 2010, with the Courts’ approval, we prepaid $166 million of the outstanding principal amount of the Initial Advance on July 21, 2010, which reduced the outstanding principal balance to $40 million. As amended, the outstanding principal amount of loans under the Bowater DIP Agreement, plus accrued and unpaid interest, will be due and payable on the earliest of: (i) December 31, 2010, (ii) the effective date of the Plans of Reorganization or (iii) the acceleration of loans and termination of the commitments (the “Maturity Date”).

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Borrowings under the Bowater DIP Agreement bear interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or the London interbank offered rate for deposits in U.S. dollars (“LIBOR”), in each case plus a specified margin. The interest margin for base rate loans was 6.50% through April 20, 2010 and effective April 21, 2010 was 7.00%, with a base rate floor of 4.50%. The interest margin for base rate loans was reduced to 5.00% effective July 15, 2010 in connection with the July 15, 2010 amendment. The interest margin for LIBOR loans was 7.50% through April 20, 2010 and effective April 21, 2010 was 8.00%, with a LIBOR floor of 3.50%. The interest margin for LIBOR loans was reduced to 6.00% with a LIBOR floor of 2.00% effective July 15, 2010 in connection with the July 15, 2010 amendment. We incurred an extension fee and an amendment fee in connection with the May 5, 2010 extension and the July 15, 2010 amendment, respectively, in each case in an amount of 0.5% of the outstanding principal balance of $206 million, or approximately $1 million for each. On October 15, 2010, we extended the Bowater DIP Agreement until December 31, 2010, and as a result, we paid a duration fee of $200,000, representing 0.5% of the principal balance outstanding of $40 million. In addition, on the earlier of the final Maturity Date or the date that the Bowater DIP Agreement is repaid in full, an exit fee of 2.00% of the aggregate amount of the advances will be payable to the lenders.
The obligations of the U.S. Borrowers under the Bowater DIP Agreement are guaranteed by AbitibiBowater Inc., Bowater, Bowater Newsprint South LLC (“Newsprint South”), a direct, wholly-owned subsidiary of AbitibiBowater Inc., and each of the U.S. subsidiaries of Bowater and Newsprint South that are debtors in the Chapter 11 Cases (collectively, the “U.S. Guarantors”) and secured by all or substantially all of the assets of each of the U.S. Borrowers and the U.S. Guarantors. The obligations of BCFPI under the Bowater DIP Agreement are guaranteed by the U.S. Borrowers and the U.S. Guarantors and each of the Bowater Canadian subsidiaries (other than BCFPI) that are debtors in the CCAA Proceedings (collectively, the “Canadian Guarantors”) and secured by all or substantially all of the assets of the U.S. Borrowers, the U.S. Guarantors, BCFPI and the Canadian Guarantors. On June 24, 2009, BCFC was released from its obligations under the Bowater DIP Agreement.
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
As consideration for the May 5, 2010 extension and the July 15, 2010 amendment of the Bowater DIP Agreement, we incurred fees of approximately $1 million in each of the second and third quarters of 2010. In addition, we recorded the exit fee of approximately $4 million during the third quarter of 2010. As consideration for entering into the Bowater DIP Agreement, during the second quarter of 2009, we incurred fees of approximately $14 million. All of these fees were recorded in “Reorganization items, net” in our Consolidated Statements of Operations for the applicable periods (see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net”).
Exit financing
On October 4, 2010, ABI Escrow Corporation (the “escrow issuer”), a wholly-owned subsidiary of AbitibiBowater Inc., closed an offering of $850 million aggregate principal amount of 10.25% senior secured notes due 2018 (the “notes”). The notes were issued in a private placement exempt from registration under the Securities Act of 1933 (as amended, the “Securities Act”). The notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The notes were issued as part of our anticipated exit financing for our emergence from the Creditor Protection Proceedings.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
In accordance with certain conditions in the indenture, dated as of October 4, 2010, between the escrow issuer and Wells Fargo Bank, National Association, as trustee and collateral agent, the net proceeds of the notes offering were placed into an escrow account, together with cash sufficient to fund the special mandatory redemption, as described below. The escrow issuer granted the trustee, for the benefit of the holders of the notes, a continuing security interest in, and lien on, the funds deposited into escrow to secure the obligations under the indenture and the notes. Upon satisfaction of the escrow conditions described below, the funds deposited into escrow will be released to AbitibiBowater, which we refer to as the “escrow release.” Following the escrow release, we will use the net proceeds to repay certain indebtedness in connection with the implementation of the Plans of Reorganization.
The escrow release conditions include, among other things: (i) the U.S. and Canadian Court orders confirming the Plans of Reorganization shall have been entered and shall not have been stayed or materially modified and shall be in full force and effect; (ii) the substantially concurrent consummation of the Plans of Reorganization and the transactions contemplated thereby, on or prior to December 31, 2010, which date we refer to as the “escrow condition date”; (iii) the Plans of Reorganization shall not have been amended or terminated on or prior to the escrow condition date except for such amendments, modifications and waivers that are not, individually or in the aggregate, materially adverse to AbitibiBowater or any of its subsidiaries (after giving effect to the consummation of the transactions contemplated by the Plans of Reorganization) taken as a whole or to the holders of the notes; (iv) the execution and delivery of a supplemental indenture by AbitibiBowater and the guarantors (as described below) together with certain security documents and an intercreditor agreement; (v) no default or event of default (including with respect to the guarantors) shall have occurred and be continuing on the escrow condition date under the indenture; (vi) after giving effect to the consummation of the Plans of Reorganization, a change of control shall have not occurred other than as contemplated thereby and (vii) the delivery of certain customary legal opinions and customary officers’ certificates. The indenture provides that if the escrow release conditions are not satisfied by the escrow condition date, the funds deposited into escrow will be used to redeem the notes (a “special mandatory redemption”) at a price equal to the sum of 101% of the issue price of the notes plus accrued and unpaid interest up to but excluding the date of the special mandatory redemption.
If the escrow release conditions described above are satisfied, the escrow issuer will merge with and into AbitibiBowater Inc., with AbitibiBowater Inc. as the surviving entity, and upon the consummation of the merger, AbitibiBowater Inc. will assume all of the obligations of the escrow issuer under the notes and the indenture and the guarantees by each of AbitibiBowater’s existing and subsequently acquired or organized direct or indirect material wholly-owned U.S. subsidiaries (collectively, the “guarantors”) will become effective, which we refer to as the “assumption.”
Interest is payable on the notes on April 15 and October 15 of each year beginning on April 15, 2011, until their maturity date of October 15, 2018. The terms of the indenture, among other things, limit, subject to a number of exceptions and qualifications, our ability and that of certain of our subsidiaries to: incur, assume or guarantee additional indebtedness; issue redeemable stock and preferred stock; pay dividends or make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase certain debt; make loans and investments; incur liens; restrict dividends, loans or asset transfers from our subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates and enter into new lines of business. The indenture also contains customary events of default.
From and after the assumption, the notes and the guarantees will be secured, subject to permitted liens, (i) on a first priority basis, by the capital stock of our subsidiaries (limited to 65% of the capital stock in first tier foreign subsidiaries) now owned or acquired in the future by AbitibiBowater Inc. and the guarantors and substantially all of AbitibiBowater Inc.’s and the guarantors’ assets (other than assets outside the U.S. and other than the assets that will secure the ABL Credit Facility), and (ii) by a second priority lien on the accounts receivable, inventory and certain related assets of AbitibiBowater Inc. and the guarantors that will secure the ABL Credit Facility on a first priority basis (and the lenders under the ABL Credit Facility will have a second priority interest on the other assets securing the notes).
From and after the assumption, the notes will rank equally in right of payment with all of AbitibiBowater Inc.’s post-emergence senior indebtedness and senior in right of payment to all of its subordinated indebtedness. The note guarantees will rank equally in right of payment with all of the guarantors’ post-emergence senior indebtedness and will be senior in right of payment to all of the guarantors’ post-emergence subordinated indebtedness. In addition, the notes will be structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the notes. The notes and the guarantees will also be effectively junior to indebtedness under the ABL Credit

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Facility to the extent of the value of the collateral that will secure the ABL Credit Facility on a first priority basis and to indebtedness secured by assets that are not collateral to the extent of the value of such assets.
At any time prior to October 15, 2014, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a “make-whole” premium. We may also redeem some or all of the notes on and after October 15, 2014, at a redemption price of 105.125% of the principal amount thereof if redeemed during the twelve-month period beginning on October 15, 2014, 102.563% of the principal amount thereof if redeemed during the twelve-month period beginning on October 15, 2015, and 100% of the principal amount thereof if redeemed on or after October 15, 2016, plus, in each case, accrued and unpaid interest. We may also redeem up to 35% of the notes using the proceeds of certain equity offerings completed before October 15, 2013 at a redemption price of 110.250% of the principal amount thereof, plus accrued and unpaid interest. Prior to October 15, 2013, we may also redeem up to 10% of the notes per twelve-month period at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. If we experience specific kinds of changes in control, we must offer to purchase the notes at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest. If we sell certain of our assets within six months of the escrow release, we will use the first $100 million of the net proceeds received from any such sales to redeem a portion of the notes at a redemption price of 105% of the principal amount plus accrued and unpaid interest. If we sell certain of our assets thereafter, and we do not use the proceeds to pay down certain indebtedness, purchase additional assets or make capital expenditures, each as specified in the indenture, we must offer to purchase the notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date with the net cash proceeds from the asset sale.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Note 13. Pension and Other Postretirement Benefit Plans
The components of net periodic benefit cost (credit) relating to our pension and other postretirement benefit plans (“OPEB plans”) for the three and nine months ended September 30, 2010 and 2009 were as follows:
Pension Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2010	2009	2010	2009

Service cost	$10	$10	$30	$29
Interest cost	88	82	259	246
Expected return on plan assets	(89)	(89)	(269)	(264)
Amortization of prior service cost	–	1	2	3
Recognized net actuarial loss (gain)	1	(3)	3	(7)
Curtailments and settlements	1	1	5	(9)

	$11	$2	$30	$(2)

OPEB Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2010	2009	2010	2009

Service cost	$1	$–	$3	$2
Interest cost	5	6	17	18
Amortization of prior service credit	(2)	(2)	(6)	(8)
Recognized net actuarial loss	1	1	2	3
Curtailments	–	–	–	(2)

	$5	$5	$16	$13

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
Events impacting net periodic benefit cost for the three and nine months ended September 30, 2010
In July 2010, certain employees received lump-sum payments from two of our retirement pension plans. As a result, a settlement loss of $1 million was included in the net periodic benefit cost of our pension plans.
In May 2010, as a result of the indefinite idling of our Gatineau paper mill, approximately 330 positions were impacted. As a result, a curtailment loss of $4 million was included in the net periodic benefit cost of our pension plans.
Events impacting net periodic benefit cost (credit) for the three and nine months ended September 30, 2009
In September 2009, as a result of the permanent closure of a production line at our Thunder Bay paper mill, approximately 116 positions were eliminated. As a result, a curtailment loss of $1 million was included in the net periodic benefit cost (credit) of our pension plans.
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
Note 14. Income Taxes
The income tax (provision) benefit attributable to loss before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three and nine months ended September 30, 2010 and 2009 as a result of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2010	2009	2010	2009

Loss before income taxes	$(824)	$(485)	$(1,640)	$(1,249)

Income tax benefit (provision):
Expected income tax benefit	288	170	574	437
(Decrease) increase in income taxes resulting from:
Valuation allowance	(173)	(121)	(384)	(267)
Foreign exchange	(78)	(71)	(58)	(109)
State income taxes, net of federal income tax benefit	–	–	2	8
Foreign taxes	(33)	(25)	(130)	(51)
Tax reserves	2	5	2	4
Other, net	(11)	8	(1)	(15)

	$(5)	$(34)	$5	$7

Income tax benefits generated on the majority of our losses for all periods presented were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future losses will likely be offset by additional increases to the valuation allowance (tax charge). During the three and nine months ended September 30, 2009, we recorded a tax provision of approximately $21 million and a tax recovery of approximately $28 million, respectively, related to the asset impairment charges recorded associated with our assets held for sale for our investment in MPCo. For additional information, see Note 4, “Closure Costs, Impairment and Other Related Charges.”
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
On September 14, 2010 and September 21, 2010, the creditors under the CCAA Proceedings and the Chapter 11 Cases, respectively, with one exception as discussed in Note 2, “Creditor Protection Proceedings – Plans of Reorganization,” approved the respective Plan of Reorganization. On September 23, 2010, the CCAA Reorganization Plan was sanctioned by the Canadian Court. The hearing before the U.S. Court with respect to confirmation of the Chapter 11 Reorganization Plan began on September 24, 2010. The confirmation of the Chapter 11 Reorganization Plan is pending before the U.S. Court.
For additional information, see Note 2, “Creditor Protection Proceedings.”
Newfoundland and Labrador expropriation
On August 24, 2010, we reached a formal settlement agreement with the government of Canada regarding the December 2008 expropriation of certain of our assets and rights in the province of Newfoundland and Labrador, Canada by the provincial government pursuant to the Abitibi-Consolidated Rights and Assets Act, S.N.L. 2008, c.A-1.01 (“Bill 75”). Under the agreement, the government of Canada has agreed to pay AbiBow Canada Inc. (“AbiBow Canada,” our post-emergence Canadian operating subsidiary) Cdn$130 million (approximately $126 million) following our emergence from the Creditor Protection Proceedings. As part of the settlement agreement, we have agreed to waive our legal actions and claims against the government of Canada under the North American Free Trade Agreement (“NAFTA”). The Canadian Court and U.S. Court approved the settlement agreement on September 1, 2010 and September 14, 2010, respectively. The settlement agreement is contingent upon the Courts’ approval of the Plans of Reorganization. We have not recognized the impact of this transaction in these unaudited interim consolidated financial statements. For additional information, see Note 22, “Commitments and Contingencies – Extraordinary loss on expropriation of assets,” included in our consolidated financial statements for the year ended December 31, 2009.
Newfoundland and Labrador environmental orders
On March 31, 2010, the Canadian Court dismissed a motion for declaratory judgment brought by the province of Newfoundland and Labrador, awarding costs in our favor, and thus confirmed our position that the five orders the province issued under section 99 of its Environmental Protection Act on November 12, 2009 are subject to the stay of proceedings pursuant to the Creditor Protection Proceedings. The province of Newfoundland and Labrador’s orders could have required us to proceed immediately with the environmental remediation of various sites we formerly owned or operated, some of which the province expropriated in December 2008 with Bill 75. If the province requests an extension to the applicable court-imposed deadline by which its claim had to be filed in order to receive any distribution in the Creditor Protection Proceedings, a request we can contest, and if the Canadian Court grants the request, the province’s claim based on the environmental orders would be subject to the existing claims process and would be subject to compromise. The province sought leave to appeal the Canadian Court’s judgment to the Quebec Court of Appeal, which was denied on May 18, 2010. The Canadian Court also dismissed, without costs, the province of British Columbia’s intervention in those proceedings. The province of Newfoundland and Labrador filed notice of application for leave to appeal the Quebec Court of Appeal’s judgment to the Supreme Court of Canada on August 16, 2010. The matter is now pending before the Supreme Court.

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
Subject to certain exceptions, all litigation against the Debtors that arose or may arise out of pre-petition conduct or acts is subject to the automatic stay provisions of Chapter 11 and the CCAA and the orders of the Courts rendered thereunder. In addition, subject to certain exceptions, any recovery by the plaintiffs in those matters will be treated consistent with all other general unsecured claims in the Creditor Protection Proceedings.
Information on our commitments and contingencies is presented in Note 22, “Commitments and Contingencies,” included in our consolidated financial statements for the year ended December 31, 2009, incorporated herein by reference, as updated above, and except as so updated, there have been no material developments to the legal proceedings described in our consolidated financial statements for the year ended December 31, 2009.
Resolution of Quebec pension situation
Our principal operating subsidiaries in the province of Quebec, ACCC and BCFPI, entered into an agreement on September 13, 2010 with the Quebec provincial government related to funding relief in respect of the material aggregate solvency deficits in the registered pension plans they sponsor in the province. The agreement includes a number of undertakings on behalf of AbiBow Canada, that would become effective upon our emergence from the Creditor Protection Proceedings and apply for five years. AbiBow Canada’s undertakings are a condition to the government adopting the necessary funding relief regulations in Quebec.
Consistent with our previously-disclosed agreement in principle with the Quebec pension authorities, the funding relief regulations are expected to provide, among other things, that AbiBow Canada’s aggregate annual contribution in respect of the solvency deficits in its material Canadian registered pension plans for each year from 2011 through 2020 will be limited to the following: (i) a Cdn$50 million basic contribution; (ii) beginning in 2013, if the plans’ aggregate solvency ratio falls below a specified target for a year, an additional contribution equal to 15% of free cash flow up to Cdn$15 million per year and (iii) beginning in 2016, if the amount payable for benefits in a year exceeds a specified threshold and the plans’ aggregate solvency ratio is more than 2% below the target for that year, a supplementary contribution equal to such excess (such supplementary contribution being capped at Cdn$25 million on the first occurrence only of such an excess). Should a plan move into a surplus during the 2011 – 2020 period, it will cease to be subject to this funding relief. After 2020, the funding rules in place at the time will apply to any remaining deficit.
In addition to our agreement not to terminate voluntarily any of our pension plans in Quebec before the date of our emergence from the Creditor Protection Proceedings, AbiBow Canada has undertaken to:
•	not pay a dividend at any time when the weighted average solvency ratio of its pension plans in Quebec is less than 80%;

•	abide by the compensation plan detailed in the Plans of Reorganization with respect to salaries, bonuses and severance;

•	direct at least 60% of the maintenance and value-creation investments earmarked for our Canadian pulp and paper operations to projects in Quebec;

•	invest at least Cdn$75 million in strategic projects in Quebec over a five-year period;

•	maintain our head office and the current related functions in Quebec;

•	make an additional solvency deficit reduction contribution to its pension plans of Cdn$75 for each metric ton of capacity reduced, payable over four years, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months; and

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements
•	create a diversification fund by contributing Cdn$2 million per year for five years for the benefit of the municipalities and workers in our Quebec operating regions.
The adoption of satisfactory funding relief regulations in the provinces of Quebec and Ontario in respect of the material aggregate solvency deficits in the registered pension plans is a condition precedent to the implementation of the Plans of Reorganization. The province of Quebec’s enactment of the funding relief regulations described above is conditional upon the province of Ontario taking equivalent measures for our pension plans under its jurisdiction. We are having similar discussions with the province of Ontario’s pension and finance authorities. There can be no assurance that those discussions will be successful.
Note 16. Segment Information
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are newsprint, coated papers, specialty papers, market pulp and wood products.
None of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net gain on disposition of assets, costs associated with our unsuccessful refinancing efforts and other discretionary charges or credits are not allocated to our segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.
Information about segment sales and operating income (loss) for the three and nine months ended September 30, 2010 and 2009 was as follows:

			Coated	Specialty	Market	Wood	Corporate	Consolidated
(Unaudited, in millions)		Newsprint	Papers	Papers	Pulp (1)	Products	and Other	Total

Sales
Third quarter	2010	$429	$128	$347	$184	$104	$–	$1,192
Third quarter	2009	396	105	340	147	95	8	1,091

First nine months	2010	1,318	348	975	519	314	–	3,474
First nine months	2009	1,331	313	1,013	366	204	13	3,240

Operating income (loss) (2)
Third quarter	2010	$(8)	$13	$(6)	$55	$(1)	$(41)	$12
Third quarter (3)	2009	(140)	24	10	41	(13)	45	(33)

First nine months	2010	(159)	14	(39)	92	4	(83)	(171)
First nine months (3)	2009	(202)	74	71	68	(60)	(283)	(332)

(1)	Market pulp sales excluded inter-segment sales of $5 million for both the three months ended September 30, 2010 and 2009 and $17 million and $11 million for the nine months ended September 30, 2010 and 2009, respectively.

ABITIBIBOWATER INC.
(Under Creditor Protection Proceedings as of April 16 and 17, 2009 – Notes 1, 2 and 3)
Notes to Unaudited Interim Consolidated Financial Statements

(2)	Corporate and other operating income (loss) for the three and nine months ended September 30, 2010 and 2009 included the following special items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited, in millions)	2010	2009	2010	2009

Net gain on disposition of assets	$1	$38	$14	$91
Closure costs, impairment and other related charges	3	44	(5)	(226)
Write-downs of inventory	–	(5)	–	(17)
Employee termination costs	–	(2)	–	(2)
Reversal of previously recorded Canadian capital tax liabilities due to new legislation	–	–	–	16
Fees for unsuccessful refinancing efforts	–	–	–	(10)

	$4	$75	$9	$(148)

(3)	Operating income (loss) for newsprint, coated papers, specialty papers and market pulp included $5 million, $19 million, $10 million and $49 million, respectively, for the alternative fuel mixture tax credits for the three months ended September 30, 2009 and $11 million, $46 million, $23 million and $121 million, respectively, for the nine months ended September 30, 2009. Reference is made to Note 17, “Alternative Fuel Mixture Tax Credits,” for additional information.
Note 17. Alternative Fuel Mixture Tax Credits
During 2009, the U.S. Internal Revenue Code of 1986, as amended (the “Code”) provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, was refundable to the taxpayer. During the three and nine months ended September 30, 2009, we recorded $83 million and $201 million, respectively, of these credits, which were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. According to the Code, the tax credit expired at the end of 2009.
Note 18. Subsequent Event
The following significant event occurred subsequent to September 30, 2010:
•	As more fully discussed in Note 12, “Liquidity and Debt – Exit financing,” we closed an offering of senior secured notes, currently held in escrow, in connection with our emergence from the Creditor Protection Proceedings.

ABITIBIBOWATER INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) of AbitibiBowater Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our,” “us” or the “Company”) provides information that we believe is useful in understanding our results of operations, cash flows and financial condition for the three and nine months ended September 30, 2010. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited interim consolidated financial statements and related notes appearing in Item 1 of this Quarterly Report on
Form 10-Q (“Unaudited Interim Consolidated Financial Statements”), which have been prepared assuming that AbitibiBowater will continue as a going concern. For a discussion of the going concern assumption, as well as the ramifications if the going concern basis is not appropriate, see “Going Concern” below. On April 16 and 17, 2009 and December 21, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for creditor protection. See “Creditor Protection Proceedings” below.
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
Form 10-Q include:
•	risks and uncertainties associated with the Creditor Protection Proceedings, including limitations against debtors in connection therewith, the values, if any, that will be assigned to our various pre-petition liabilities and securities and the Plans of Reorganization;

•	growth in alternative media that would further reduce the demand for print media and our products;

•	the ability of our customers to afford to pay for our products;

•	general industry, economic and market conditions, including the new residential construction market in the U.S.;

•	our capital intensive operations and the adequacy of our capital resources;

•	our ability to obtain permits to operate our facilities and continue to remain in compliance with environmental laws and regulations;

•	strikes and other labor-related supply chain disruptions that may impact our ability to operate our facilities;

•	fluctuations in foreign currency exchange rates, especially those relative to the U.S. dollar and the Canadian dollar;

•	our significant degree of leverage, underfunding of our pension plans and concerns about our financial viability;

•	the prices and terms under which we would be able to sell assets;

•	the success of our implementation of additional measures to enhance our operating efficiency and productivity;

•	the costs of raw materials such as energy, chemicals and fiber;

ABITIBIBOWATER INC.
•	the possibility that we could lose any or all of our equity interest in Augusta Newsprint Company (“ANC”);

•	the post-emergence impact of the Creditor Protection Proceedings on our operations, including the impact on our ability to negotiate favorable terms with suppliers, customers, counterparties and others; and

•	other risk factors described in Part II, Item 1A, “Risk Factors.”
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
The final recovery to creditors and/or shareholders, if any, will be determined in accordance with the Plans of Reorganization, as amended and/or supplemented, as approved by the applicable Court, as defined below. The recovery depends on, among other things, the nature of the claim and the debtor against whom the claim is properly made, as further described in the Plans of Reorganization and the related disclosure documents. Accordingly, the value of our obligations, including our debt securities, is highly speculative. The Plans of Reorganization provide that all of our currently outstanding common stock and exchangeable shares will be canceled for no consideration. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and securities.
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

ABITIBIBOWATER INC.
On July 9, 2010, the Canadian Court approved the mailing of solicitation materials related to the CCAA Plan of Reorganization and Compromise (the “CCAA Reorganization Plan”). On August 2, 2010, the U.S Court approved the solicitation materials in respect of the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Reorganization Plan” and, together with the CCAA Reorganization Plan, the “Plans of Reorganization”). On August 9, 2010, we began soliciting votes from creditors for the approval or rejection of our Plans of Reorganization. The Plans of Reorganization describe a proposed treatment of creditor claims and certain other matters.
On September 14, 2010 and September 21, 2010, the creditors under the CCAA Proceedings and the Chapter 11 Cases, respectively, with one exception as discussed below, approved the respective Plan of Reorganization. On September 23, 2010, the CCAA Reorganization Plan was sanctioned by the Canadian Court. The hearing before the U.S. Court with respect to confirmation of the Chapter 11 Reorganization Plan began on September 24, 2010. The confirmation of the Chapter 11 Reorganization Plan is pending before the U.S. Court.
Debtor in possession financing arrangements
In the Creditor Protection Proceedings, we sought and obtained approval by the applicable Court(s) to enter into various debtor in possession financing arrangements, which are discussed in further detail below under “Liquidity and Capital Resources.”
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
Under Section 365 and other relevant sections of Chapter 11, we may assume, assign or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the U.S. Court and certain other conditions. Similarly, pursuant to the initial order issued by the Canadian Court on April 17, 2009 (the “Initial Order”), we had the right to, among other things, repudiate or reject agreements, contracts or arrangements of any nature whatsoever, whether oral or written, subject to the approval of the Monitor or further order of the Canadian Court. Any description of an agreement, contract, unexpired lease or arrangement in this Quarterly Report on Form 10-Q must be read in light of these overriding rights pursuant to Section 365 of Chapter 11 and the relevant provisions of the CCAA, as applicable. Since initiating the Creditor Protection Proceedings, we have engaged in a review of our various agreements in light of the overriding rights described above. We have rejected and repudiated a number of agreements and leases, including leases of real estate and equipment, and have assumed or assigned certain others. The creditors affected by these repudiations and rejections were entitled to file proofs of claims in the Creditor Protection Proceedings.
During the Creditor Protection Proceedings, the Courts granted our respective motions to establish various bar dates for the filing of claims. We notified all of our known creditors and potential creditors of such bar dates and the requirement to file a proof of claim with the Courts before the relevant deadlines in order for a claimant to receive any distribution in the Creditor Protection Proceedings. In January 2010, the Canadian Court issued an order setting out the process for the review, determination and adjudication of contested claims with a view to determining their amounts for the purpose of the creditor vote in respect of the CCAA Reorganization Plan. No such order has been issued in the U.S., where the applicable procedure for the investigation of discrepancies between liability amounts estimated by us and claims filed by our creditors and for the valuation of liabilities is generally governed by the rules under Chapter 11.

ABITIBIBOWATER INC.
There are approximately 6,000 and 11,500 claims outstanding against the Chapter 11 filers and the CCAA filers, respectively, that total approximately $67 billion (which for purposes of this disclosure, for the claims filed against the CCAA filers in Canadian dollars, reflects the exchange rate to U.S. dollars on the date of the commencement of the CCAA Proceedings, which may not be the rate applicable to every claim). We continue to reconcile such claims to the amounts we have recorded in “Liabilities subject to compromise” as of September 30, 2010 in our Consolidated Balance Sheets included in our Unaudited Interim Consolidated Financial Statements (“Consolidated Balance Sheets”). Differences in amounts recorded and claims filed by creditors continue to be investigated and will be resolved, including through the filing of objections with the Courts, where appropriate. We have identified, and expect to continue to identify, many claims that we believe should be disallowed by the Courts because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. Additionally, we have identified, and expect to continue to identify, claims that may be amended or withdrawn. In addition, as a result of this process, we may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. Also, we have identified, and may continue to identify, recorded liabilities for which no claim has been filed, which would result in a reorganization gain upon the elimination of the recorded liabilities. Although we are continuing to make progress, in light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete. Completion of the claims resolution process is not a condition to our emergence from the Creditor Protection Proceedings.
The determination of how claims will ultimately be treated, as well as how each class of affected claims will be settled, including payment terms, if applicable, in the Chapter 11 Cases and the CCAA Proceedings cannot be made until both Courts have approved the Plans of Reorganization. Accordingly, the ultimate number and amount of allowed claims, as well as the ultimate treatment and recovery of allowed claims, is not determinable at this time. Given the magnitude of the claims asserted, and despite the applicable bar dates for the filing of claims, it is possible that allowed claims may be materially in excess of the amounts recorded as liabilities subject to compromise as of September 30, 2010 and adjustments to these liabilities may be recorded as “Reorganization items, net” in our Consolidated Statements of Operations included in our Unaudited Interim Consolidated Financial Statements (“Consolidated Statements of Operations”) in future periods. Classification for purposes of our Unaudited Interim Consolidated Financial Statements of any pre-petition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or legal conclusion by the Debtors as to the manner of classification, treatment, allowance or payment in the Creditor Protection Proceedings, including in connection with the Plans of Reorganization that may be approved by the Courts and that may become effective pursuant to the Courts’ orders.
For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net and – Liabilities subject to compromise,” to our Unaudited Interim Consolidated Financial Statements.
Plans of Reorganization
In order to successfully exit from Chapter 11 and the CCAA, affected creditors and the Courts are required to approve the Plans of Reorganization. As discussed above, in September 2010, the creditors under the CCAA Proceedings and the Chapter 11 Cases, with one exception, voted in the requisite numbers to approve the respective Plan of Reorganization and the Canadian Court sanctioned the CCAA Reorganization Plan on September 23, 2010. The U.S. Court has not yet ruled on the confirmation of the Chapter 11 Reorganization Plan. Creditors of Bowater Canada Finance Corporation (“BCFC”), a wholly-owned subsidiary of Bowater Incorporated (“Bowater”), a wholly-owned subsidiary of AbitibiBowater Inc., did not vote in the requisite numbers to approve the Plans of Reorganization. Accordingly, we did not seek sanction of the CCAA Reorganization Plan with respect to BCFC and are not currently seeking confirmation of the Chapter 11 Reorganization Plan with respect to BCFC.
In the United States, Chapter 11 provides that we have the exclusive right for up to 18 months after the filing of the Creditor Protection Proceedings to file a plan or plans of reorganization with the U.S. Court. In successive orders, the U.S. Court extended our initial exclusive right to file a plan or plans of reorganization and solicit votes thereon, and the current deadlines are October 16, 2010 and December 16, 2010, respectively. Accordingly, our exclusive right to file a plan or plans of reorganization has lapsed, and any party in interest may now file a plan or plans of reorganization. In addition to obtaining creditor approval and satisfying certain requirements of Chapter 11, the Chapter 11 Reorganization Plan must be confirmed by the U.S. Court in order to become effective.
Similarly, in Canada, the Initial Order provides for a general stay of proceedings for an initial period of 30 days. The Canadian Court has extended the stay of proceedings on a number of occasions. While the stay of proceedings applies, third parties cannot file a plan or plans of reorganization. The Canadian Court extended the stay of proceedings through the implementation date of the CCAA Reorganization Plan in its sanction order.

ABITIBIBOWATER INC.
There can be no assurance that the Chapter 11 Reorganization Plan will be confirmed by the U.S. Court or that the Plans of Reorganization will be implemented successfully. There are a number of significant conditions to the implementation of the Plans of Reorganization, including, among other things, conditions relating to the exit financing facilities, the receipt or filing of all applicable approvals or applications with applicable government entities, certain agreements with unions having been executed and ratified and the adoption of funding relief measures in respect of our pension plans in Ontario and Quebec.
The Plans of Reorganization include, among other things, the following key elements:
•	each of the Debtors’ operations will continue in substantially their current form;

•	all amounts outstanding under the Bowater DIP Agreement (as defined below) will be paid in full in cash and the facility will be terminated;

•	all outstanding receivable interests sold under the Abitibi and Donohue Corp. (“Donohue,” an indirect, wholly-owned subsidiary of AbitibiBowater Inc.) accounts receivable securitization program will be repurchased in cash for a price equal to the par amount thereof and the program will be terminated;

•	all amounts outstanding under the Bowater pre-petition secured bank credit facilities, which consist of separate credit agreements entered into by Bowater and Bowater Canadian Forest Products Inc. (“BCFPI,” an indirect, wholly-owned subsidiary of Bowater), will be paid in full in cash, including accrued interest;

•	the outstanding balance of the ACCC pre-petition senior secured term loan will be paid in full in cash, including accrued interest;

•	the outstanding balance of the ACCC pre-petition 13.75% senior secured notes due 2011 will be paid in full in cash, including accrued interest;

•	the outstanding pre-petition Bowater floating rate industrial revenue bonds due 2029 will be paid in full in cash, including accrued interest;

•	certain holders of allowed claims arising from the Debtors’ pre-petition unsecured indebtedness will receive their pro rata share of the new common stock to be issued by us, as reorganized, upon emergence from the Creditor Protection Proceedings;

•	the Debtors’ obligations to fund the prior service costs related to their pension and other postretirement benefit plans will be reinstated, subject to the resolution of funding relief, as further discussed below under “Resolution of Quebec Pension Situation”;

•	holders of pre-petition unsecured indebtedness with individual claim amounts of $5,000 or less (or reduced to such amount) may be paid in cash in an amount equal to 50% of their claim amount, but under certain circumstances, these claim holders may be treated instead like all other holders of claims arising from pre-petition unsecured indebtedness;

•	all equity interests in the Company existing immediately prior to the emergence date will be discharged, canceled, released and extinguished;

•	after the reorganization upon consummation of the Plans of Reorganization, we will assume the obligations in respect of the $850 million of 10.25% senior secured notes due 2018 issued by an escrow subsidiary of ours; and

•	after the reorganization upon consummation of the Plans of Reorganization, we expect to enter into a senior secured asset-based revolving credit facility in an amount of $600 million, under which $42 million of letters of credit are expected to be outstanding.
Under the priority scheme established by Chapter 11 and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under any plan of reorganization. The final recovery to creditors and/or shareholders, if any, will be determined in accordance with the Plans of Reorganization, as amended and/or supplemented, as approved by the applicable Court. The recovery depends on, among other things, the nature of the claim and the debtor against whom the claim is properly made, as further described in the Plans of Reorganization and the related disclosure documents. Accordingly, the value of our obligations, including our debt securities, is highly speculative. The Plans of Reorganization provide that all of our currently outstanding common stock and exchangeable shares will be canceled for no consideration. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and

ABITIBIBOWATER INC.
securities. At this time, there can be no assurance that we will be able to restructure as a going concern, as described below, or successfully implement the Plans of Reorganization.
See Part II, Item 1A, “Risk Factors,” for a discussion of the risks relating to our business, our Creditor Protection Proceedings and the new common stock to be issued by us, as reorganized, in connection with the emergence from the Creditor Protection Proceedings.
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
Due to the commencement of the Creditor Protection Proceedings, each of the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”) suspended the trading of our common stock at the opening of business on April 16, 2009 and delisted our common stock at the opening of business on May 21, 2009 and the close of market on May 15, 2009, respectively. Our common stock is currently traded in the over-the-counter market and is quoted on the Pink Sheets Quotation Service (“Pink Sheets”) and on the OTC Bulletin Board under the symbol “ABWTQ.” In addition, the TSX suspended the trading of the exchangeable shares of AbitibiBowater Canada Inc. at the opening of business on April 16, 2009 and delisted such shares at the close of market on May 15, 2009.
Reporting requirements
Effective upon the commencement of the Creditor Protection Proceedings, we applied the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“FASB ASC 852”), in preparing our Unaudited Interim Consolidated Financial Statements and we continue to apply this guidance while we operate under the Creditor Protection Proceedings. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, provisions for losses, gains on disposition of assets and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings have been recorded in “Reorganization items, net” in our Consolidated Statements of Operations. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements. Pre-petition obligations that may be impaired by the reorganization process have been classified in our Consolidated Balance Sheets as “Liabilities subject to compromise.” For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise,” to our Unaudited Interim Consolidated Financial Statements. Additionally, we have continued to record interest expense on certain of our pre-petition debt obligations. For additional information, see Note 12, “Liquidity and Debt,” to our Unaudited Interim Consolidated Financial Statements.
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

ABITIBIBOWATER INC.
Creditor Protection Proceedings raise substantial doubt about our ability to continue as a going concern.
The Creditor Protection Proceedings and our debtor in possession financing arrangements, which are discussed under “Liquidity and Capital Resources,” have provided us with a period of time to stabilize our operations and financial condition and develop our Plans of Reorganization. Management believes that these actions make the going concern basis of presentation appropriate. However, given the uncertainty involved in these proceedings, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to obtain confirmation of the Chapter 11 Reorganization Plan from the U.S. Court, successfully implement the Plans of Reorganization, improve profitability and consummate our exit financing to replace our debtor in possession financing arrangements. However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities.
Further, the implementation of the Plans of Reorganization and the application of fresh start accounting upon our emergence from the Creditor Protection Proceedings in accordance with FASB ASC 852 will materially change the carrying amounts and classifications reported in our Unaudited Interim Consolidated Financial Statements and could result in additional long-lived asset impairment charges. The assets and liabilities in our Unaudited Interim Consolidated Financial Statements do not reflect any adjustments related to the Plans of Reorganization, except for certain charges discussed in Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
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
Business Strategy and Outlook
As we enter the latter stages of the Creditor Protection Proceedings, we are carefully evaluating our various operations, corporate structure and headcount to restructure in an effective and timely manner. In consultation with the Monitor and the Creditors’ Committee, we have prepared the Plans of Reorganization and, as discussed above, the confirmation of the Chapter 11 Reorganization Plan is pending before the U.S. Court. There can be no assurance that the Chapter 11 Reorganization Plan will be confirmed by the U.S. Court, or that the Plans of Reorganization will be implemented successfully.
In the years leading up to the commencement of the Creditor Protection Proceedings, we experienced significant recurring losses and negative operating cash flows, primarily due to: (i) the weakness in the global economy which has reduced the level and extent of publishing and advertising, which in turn has adversely affected the demand for our pulp and paper products and (ii) the weakness in the construction and real estate markets which has reduced the level of building and remodeling, which has adversely impacted the demand for our wood products. There was a precipitous decline in demand for all of our products and a corresponding decline in selling prices starting in the fourth quarter of 2008, which continued

ABITIBIBOWATER INC.
in 2009 as a result of the global economy and weakness in our North American market. In 2007, 2008, 2009 and the first nine months of 2010, we took numerous actions to mitigate these losses and negative cash flows, including, among other things: (i) the permanent closures and indefinite idling of certain non-profitable facilities, as well as market-related downtime at other facilities, to reduce our production, (ii) the idling of more than 50% of our lumber production and the consolidation of certain of our wood products operations in Eastern Canada, which materially improved our cost competitiveness and our operating results of the business as the business segment continues to be challenged by severe economic conditions and (iii) the successful implementation of price increases in newsprint, coated papers, specialty papers and market pulp prior to the precipitous decline in late 2008 in demand and selling prices.
Market and pricing conditions continued to worsen subsequent to the commencement of our Creditor Protection Proceedings for most of our paper grades and the price of newsprint in North America collapsed to extremely low levels in the summer of 2009. As a result, we curtailed significant capacity in 2009 and the first nine months of 2010 in response to declining market conditions, which included the following actions:
•	We repudiated contracts with Boralex Dolbeau Inc. in July 2009, and following such repudiations, our Dolbeau, Quebec facility has been effectively idled, representing 244,000 short tons of specialty papers annually;

•	We announced the indefinite idling of our two newsprint machines at our Thunder Bay, Ontario facility effective August 21, 2009, representing 392,000 metric tons annually, one of which was restarted in February 2010;

•	In August 2009, we announced that we would continue to work on reducing selling, general and administrative (“SG&A”) expenses with a target reduction of approximately $100 million on an annualized basis, as compared to 2008. The SG&A reduction efforts included, among other items, a 25% corporate headcount reduction and the suspension of 2009 incentive compensation plans, including equity awards;

•	We implemented further production curtailments by indefinitely idling certain additional non-profitable facilities and machines, including our Beaupre, Quebec paper mill (which was subsequently permanently closed and sold), representing 241,000 metric tons of specialty papers annually; a specialty paper machine at our Fort Frances, Ontario facility, representing 70,000 metric tons annually; and a newsprint machine at our Coosa Pines, Alabama paper mill, representing 170,000 metric tons annually;

•	In March 2010, we announced the indefinite idling of one of our newsprint machines at our Thorold, Ontario facility, effective April 12, 2010, representing approximately 207,000 metric tons of newsprint annually;

•	In May 2010, we announced the indefinite idling of our Gatineau, Quebec facility, representing 358,000 metric tons annually; and

•	In August 2010, we confirmed the permanent closure of our Dolbeau and Gatineau paper mills.
Further capacity curtailments may become necessary if newsprint demand declines or if global conditions worsen for any of our product lines. In our wood products business segment, our 2010 operating rate remains at extremely low levels and we will continue to take curtailment and other actions to minimize the financial impact as a result of the economic conditions.
Markets began to improve in the fourth quarter of 2009 and those improvements have continued through the first nine months of 2010 in most of our paper and pulp grades, as well as the lumber market. As reported by third-party sources, we announced price increases in the following paper and pulp grades:
•	North American newsprint price increases of $35 per metric ton in each of September and October 2009 and $25 per metric ton in each of March, April, May and June 2010;

•	Coated mechanical price increases of $30 per short ton on all new orders and shipments and for all shipments on or after May 1, 2010, an additional $60 per short ton effective June 1, 2010 and an additional $60 per short ton effective for all North American shipments on or after September 15, 2010;

•	Specialty (supercalendered grades) price increases of $30 per short ton on all new orders and shipments and for all shipments on or after May 1, 2010, an additional $60 per short ton effective June 1, 2010 and an additional $60 per short ton effective for all North American shipments on or after September 15, 2010; and

•	Pulp price increases of $30 to $50 per metric ton effective March 1, 2010, an additional $50 per metric ton effective April 1, 2010, an additional $20 to $50 per metric ton, depending on the grade, effective May 1, 2010 and an additional $20 per metric ton on softwood and hardwood grades and $30 per metric ton on fluff pulp effective June 1, 2010. There has been some weakness in market pulp pricing in the third quarter of 2010; however, at this point, the weakness has not been significant.

ABITIBIBOWATER INC.
We continue to divest non-core assets, subject to the approval of the Courts or the Monitor, as applicable, as a source of additional liquidity. For the duration of the Creditor Protection Proceedings, any divestiture not subject to certain de minimis asset sale thresholds under the Creditor Protection Proceedings must be approved by the applicable Court or the Monitor, as applicable. No assurance can be provided that such approvals will be obtained or as to the timing of any such approvals. Proceeds generated as a result of any divestiture: (i) may be deposited in trust with the Monitor and require Court approval to release the proceeds or (ii) may have to be used to repay amounts outstanding pursuant to the terms of our debtor in possession financing arrangements or pre-petition secured indebtedness.
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
As discussed further below, the newsprint industry experienced a decrease in North American demand in the first nine months of 2010 compared to the same period of 2009; however, the newsprint market was much improved compared to the same period of 2009 when North American demand declined 28.1% compared to the same period of 2008. North American demand for coated mechanical papers improved in the first nine months of 2010 compared to the same period of 2009. The specialty papers industry experienced an increase in North American demand in the first nine months of 2010 compared to the same period of 2009, particularly for supercalendered high gloss papers. Global shipments of market pulp decreased slightly in the first nine months of 2010 compared to the same period of 2009. During this period, a significant demand decline in China was partially offset by increases in North America and Western Europe. Our wood products segment benefited from a significant increase in pricing in the first nine months of 2010 compared to the same period of 2009.
Due to the Creditor Protection Proceedings and the significant uncertainties associated with such proceedings, our past operating results and financial condition are not likely to be indicative of our future operating results and financial condition.

ABITIBIBOWATER INC.
     Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
(Unaudited, in millions, except	September 30,			September 30,
per share amounts)	2010	2009	Change	2010	2009	Change

Sales	$1,192	$1,091	$101	$3,474	$3,240	$234
Operating income (loss)	12	(33)	45	(171)	(332)	161
Net loss attributable to AbitibiBowater Inc.	(829)	(511)	(318)	(1,626)	(1,239)	(387)
Net loss per share attributable to AbitibiBowater Inc. – basic and diluted	(14.35)	(8.85)	(5.50)	(28.18)	(21.48)	(6.70)

Significant items that favorably (unfavorably) impacted operating income (loss):
Product pricing			$132			$68
Shipments			(31)			166

Change in sales			101			234

Change in cost of sales and depreciation, amortization and cost of timber harvested			21			(216)

Change in distribution costs			(13)			(57)

Change in selling and administrative expenses			14			56

Change in closure costs, impairment and other related charges			(41)			221

Change in net gain on disposition of assets			(37)			(77)

			$45			$161

Three months ended September 30, 2010 versus September 30, 2009

Sales
Sales increased $101 million, or 9.3%, from $1,091 million in the third quarter of 2009 to $1,192 million in the third quarter of 2010. The increase was primarily due to significantly higher transaction prices for newsprint and market pulp, as well as higher shipments for coated papers and wood products, partially offset by lower transaction prices for wood products and lower shipments for newsprint and market pulp. The impact of each of these items is discussed further below under “Segment Results of Operations.”
Operating income (loss)
Operating loss improved $45 million from an operating loss of $33 million in the third quarter of 2009 to operating income of $12 million in the third quarter of 2010. The above table analyzes the major items that improved operating loss. A brief explanation of these major items follows.
Manufacturing costs decreased $21 million in the third quarter of 2010 compared to the third quarter of 2009, primarily due to lower volumes ($102 million) and lower costs for chemicals ($3 million), labor and benefits ($18 million), depreciation ($28 million) and other favorable cost variances. These lower costs were partially offset by a significantly unfavorable currency exchange ($33 million, primarily due to the Canadian dollar), benefits from the alternative fuel mixture tax credits of $83 million that were recorded in the third quarter of 2009 (the fuel tax credit program expired at the end of 2009) and higher costs for energy ($17 million) and maintenance ($4 million). For additional information regarding the alternative fuel mixture tax credits, reference is made to Note 17, “Alternative Fuel Mixture Tax Credits,” to our Unaudited Interim Consolidated Financial Statements.
Distribution costs increased $13 million in the third quarter of 2010 compared to the third quarter of 2009, primarily due to higher distribution costs per ton, partially offset by lower shipment volumes.

ABITIBIBOWATER INC.
Selling and administrative costs decreased $14 million in the third quarter of 2010 compared to the third quarter of 2009 due to our continued cost reduction initiatives.
In the third quarter of 2010 and 2009, we recorded net credits of $3 million and $44 million, respectively, in closure costs, impairment and other related charges, which were not associated with our work towards a comprehensive restructuring plan. In the third quarter of 2010 and 2009, we realized $1 million and $38 million, respectively, in net gains on disposition of assets, which were not associated with our work towards a comprehensive restructuring plan. For additional information, see “Segment Results of Operations – Corporate and Other” below.
Net loss attributable to AbitibiBowater Inc.
Net loss attributable to AbitibiBowater Inc. in the third quarter of 2010 was $829 million, or $14.35 per common share, an increase of $318 million, or $5.50 per common share, compared to $511 million, or $8.85 per common share, in the same period of 2009. The increase was primarily due to the increase in reorganization items, net, as discussed below, partially offset by the decreases in interest expense and other (expense) income, net, as discussed below, as well as the improvement in operating loss, as discussed above.
Nine months ended September 30, 2010 versus September 30, 2009

Sales
Sales increased $234 million, or 7.2%, from $3,240 million in the first nine months of 2009 to $3,474 million in the same period of 2010. The increase was primarily due to significantly higher transaction prices for market pulp and wood products and higher shipments for coated papers, specialty papers and wood products, partially offset by lower transaction prices for coated papers and specialty papers as pricing in these paper grades experienced a precipitous decline in 2009, which continued into the first half of 2010. The impact of each of these items is discussed further below under “Segment Results of Operations.”
Operating loss
Operating loss decreased $161 million from $332 million in the first nine months of 2009 to $171 million in the same period of 2010. The above table analyzes the major items that decreased operating loss. A brief explanation of these major items follows.
Manufacturing costs increased $216 million in the first nine months of 2010 compared to the same period of 2009, primarily due to a significantly unfavorable currency exchange ($222 million, primarily due to the Canadian dollar), benefits from the alternative fuel mixture tax credits of $201 million that were recorded in the first nine months of 2009 (the fuel tax credit program expired at the end of 2009), higher volumes ($16 million) and higher costs for maintenance ($32 million). These higher costs were partially offset by lower costs for wood and fiber ($19 million), energy ($15 million), fuel ($7 million), chemicals ($23 million), labor and benefits ($43 million), depreciation ($85 million) and other favorable cost variances. For additional information regarding the alternative fuel mixture tax credits, reference is made to Note 17, “Alternative Fuel Mixture Tax Credits,” to our Unaudited Interim Consolidated Financial Statements.
Distribution costs increased $57 million in the first nine months of 2010 compared to the same period of 2009 due to significantly higher shipment volumes and higher distribution costs per ton.
Selling and administrative costs decreased $56 million in the first nine months of 2010 compared to the same period of 2009 due to our continued cost reduction initiatives and the reversal of a $17 million bonus accrual in the first quarter of 2010, as well as costs that were incurred in the first six months of 2009 related to our unsuccessful financing efforts. These decreases were partially offset by a $16 million reversal that was recorded in the second quarter of 2009 for previously recorded Canadian capital tax liabilities as a result of legislation which eliminated this tax.
In the first nine months of 2010 and 2009, we recorded $5 million and $226 million, respectively, in closure costs, impairment and other related charges, which were not associated with our work towards a comprehensive restructuring plan. In the first nine months of 2010 and 2009, we realized $14 million and $91 million, respectively, in net gains on disposition of assets, which were not associated with our work towards a comprehensive restructuring plan. For additional information, see “Segment Results of Operations – Corporate and Other” below.

ABITIBIBOWATER INC.
Net loss attributable to AbitibiBowater Inc.
Net loss attributable to AbitibiBowater Inc. in the first nine months of 2010 was $1,626 million, or $28.18 per common share, an increase of $387 million, or $6.70 per common share, compared to $1,239 million, or $21.48 per common share, in the same period of 2009. The increase was primarily due to the increase in reorganization items, net, as discussed below, partially offset by the decreases in interest expense and other (expense) income, net, as discussed below, as well as the decrease in operating loss, as discussed above.
Non-operating items – three and nine months ended September 30, 2010 versus September 30, 2009

Interest expense
Interest expense decreased $27 million from $126 million in the third quarter of 2009 to $99 million in the third quarter of 2010. Interest expense decreased $44 million from $461 million in the first nine months of 2009 to $417 million in the same period of 2010. Pursuant to the Creditor Protection Proceedings, we ceased recording interest expense on certain pre-petition debt obligations. In accordance with FASB ASC 852, we have continued to record interest expense on our pre-petition debt obligations only to the extent that: (i) interest will be paid during the Creditor Protection Proceedings or (ii) it is probable that interest would be an allowed priority, secured or unsecured claim. As such, we have continued to accrue interest on the Debtors’ pre-petition secured debt obligations and, until the third quarter of 2010, the CCAA filers’ pre-petition unsecured debt obligations, based on the expectation that post-petition accrued interest on the CCAA filers’ pre-petition unsecured debt obligations would be a permitted claim under the CCAA Proceedings. However, pursuant to the CCAA Reorganization Plan sanctioned by the Canadian Court on September 23, 2010, the CCAA filers’ pre-petition unsecured debt obligations do not include the amount of such post-petition accrued interest for distribution purposes and therefore, such accrued interest is now accounted for as not having been approved as a permitted claim. Accordingly, we reversed such post-petition accrued interest as a Reorganization item in the third quarter of 2010 and we are no longer accruing interest on the CCAA filers’ pre-petition unsecured debt obligations, as discussed in Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements. Interest expense in the first nine months of 2010 included a cumulative adjustment of $43 million to increase the accrued interest on the unsecured U.S. dollar denominated debt obligations of the CCAA filers, as further discussed in Note 12, “Liquidity and Debt – Overview,” to our Unaudited Interim Consolidated Financial Statements.
Other (expense) income, net
Other expense, net in the third quarter of 2010 was $6 million, primarily comprised of foreign currency exchange losses. Other income, net in the first nine months of 2010 was $32 million, primarily comprised of foreign currency exchange gains. Other expense, net in the third quarter and first nine months of 2009 was $25 million and $56 million, respectively, primarily comprised of foreign currency exchange losses of $42 million and $46 million, respectively, as well as a loss on the sale of ownership interests in accounts receivable of $6 million and $13 million, respectively, partially offset by $24 million of income, net from a subsidiary’s proceeds sharing arrangement related to a third party’s sale of timberlands in both periods. Other expense, net in the first nine months of 2009 also included fees of $23 million for waivers and amendments to the Abitibi and Donohue accounts receivable securitization program.
Reorganization items, net
We have incurred significant costs associated with our Creditor Protection Proceedings and will continue to incur significant costs, which could adversely affect our results of operations and financial condition. In the third quarter and first nine months of 2010, pursuant to FASB ASC 852, we recorded reorganization items, net of $731 million and $1,084 million, respectively, for certain expenses, provisions for losses, gains on disposition of assets and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that have been realized or incurred in the Creditor Protection Proceedings. Reorganization items, net for the third quarter and first nine months of 2009 were $301 million and $400 million, respectively. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
Income taxes
Our effective tax rate in the third quarter of 2010 and 2009 was 1% and 7%, respectively, resulting from the recording of a tax provision on a pre-tax loss in both periods. Our effective tax rate in the first nine months of 2010 and 2009 was less than 1% and 1%, respectively, resulting from the recording of a tax benefit on a pre-tax loss in both periods.
During the third quarter of 2010 and 2009, income tax benefits of approximately $173 million and $121 million, respectively, and during the first nine months of 2010 and 2009, income tax benefits of approximately $384 million and

ABITIBIBOWATER INC.
$267 million, respectively, generated on the majority of our losses in all periods presented were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Additionally, any income tax benefit recorded on any future losses will likely be offset by additional increases to the valuation allowance (tax charge). During the three and nine months ended September 30, 2009, we recorded a tax provision of approximately $21 million and a tax recovery of approximately $28 million, respectively, related to the asset impairment charges recorded associated with our assets held for sale for our investment in Manicouagan Power Company (“MPCo”). For additional information, see Note 4, “Closure Costs, Impairment and Other Related Charges,” to our Unaudited Interim Consolidated Financial Statements.
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
     Segment Results of Operations
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products. None of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net gain on disposition of assets and other discretionary charges or credits are not allocated to our segments. Also excluded from our segment results are corporate and other items, which include timber sales and general and administrative expenses, including costs associated with our unsuccessful refinancing efforts. These items are analyzed separately from our segment results. Share-based compensation expense and depreciation expense are, however, allocated to our segments. For additional information regarding our segments, see Note 16, “Segment Information,” to our Unaudited Interim Consolidated Financial Statements.

ABITIBIBOWATER INC.
Newsprint

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Average price (per metric ton)	$619	$507	$112	$585	$588	$(3)
Average cost (per metric ton)	$631	$686	$(55)	$656	$677	$(21)
Shipments (thousands of metric tons)	694	780	(86)	2,252	2,264	(12)
Downtime (thousands of metric tons)	207	408	(201)	727	1,150	(423)
Inventory at end of period (thousands of metric tons)	109	149	(40)	109	149	(40)

(Unaudited, in millions)

Segment sales	$429	$396	$33	$1,318	$1,331	$(13)
Segment operating loss	(8)	(140)	132	(159)	(202)	43

Significant items that favorably (unfavorably) impacted segment operating loss:
Product pricing			$83			$(5)
Shipments			(50)			(8)

Change in sales			33			(13)

Change in cost of sales and depreciation, amortization and cost of timber harvested			97			76

Change in distribution costs			2			(20)

			$132			$43

Three months ended September 30, 2010 versus September 30, 2009

Segment sales increased $33 million, or 8.3%, from $396 million in the third quarter of 2009 to $429 million in the third quarter of 2010 due to significantly higher transaction prices, partially offset by lower shipment volumes. Shipments in the third quarter of 2010 decreased 86,000 metric tons, or 11.0%, compared to the third quarter of 2009.
In the third quarter of 2010, downtime was primarily at indefinitely idled facilities. Inventory levels as of September 30, 2010 were 109,000 metric tons compared to 149,000 metric tons as of September 30, 2009.
Segment operating loss decreased $132 million to $8 million in the third quarter of 2010 compared to $140 million in the third quarter of 2009, primarily due to lower manufacturing costs, as well as increased sales as discussed above. The above table analyzes the major items that decreased operating loss. A brief explanation of these major items follows.
Segment manufacturing costs decreased $97 million in the third quarter of 2010 compared to the third quarter of 2009, primarily due to lower volumes ($81 million), lower costs for labor and benefits ($17 million), depreciation ($19 million) and other favorable cost variances. These lower costs were partially offset by an unfavorable currency exchange ($13 million, primarily due to the Canadian dollar), higher costs for wood and fiber ($3 million) and energy ($8 million), as well as benefits from the alternative fuel mixture tax credits of $5 million that were recorded in the third quarter of 2009. The average cost per ton decreased $61 in the third quarter of 2010 compared to the third quarter of 2009, excluding the benefit of $6 per ton credited in 2009 due to the benefits from the alternative fuel mixture tax credits in 2009.
Segment distribution costs decreased slightly in the third quarter of 2010 compared to the third quarter of 2009 due to lower shipment volumes, partially offset by higher distribution costs per ton.
Nine months ended September 30, 2010 versus September 30, 2009

Segment sales decreased $13 million, or 1.0%, from $1,331 million in the first nine months of 2009 to $1,318 million in the same period of 2010 due to slightly lower shipment volumes and transaction prices. Shipments in the first nine months of 2010 decreased 12,000 metric tons, or 0.5%, compared to the same period of 2009.

ABITIBIBOWATER INC.
In the first nine months of 2010, downtime at our facilities was primarily market related.
Segment operating loss decreased $43 million to $159 million in the first nine months of 2010 compared to $202 million in the first nine months of 2009 due to lower manufacturing costs, partially offset by decreased sales as discussed above, as well as higher distribution costs. The above table analyzes the major items that decreased operating loss. A brief explanation of these major items follows.
Segment manufacturing costs decreased $76 million in the first nine months of 2010 compared to the same period of 2009, primarily due to lower volumes ($51 million), lower costs for wood and fiber ($8 million), energy ($17 million), fuel ($4 million), labor and benefits ($43 million), depreciation ($31 million) and other favorable cost variances, partially offset by an unfavorable currency exchange ($86 million, primarily due to the Canadian dollar), as well as benefits from the alternative fuel mixture tax credits of $11 million that were recorded in the first nine months of 2009. The average cost per ton decreased $25 in the first nine months of 2010 compared to the same period of 2009, excluding the benefit of $4 per ton credited in 2009 due to the benefits from the alternative fuel mixture tax credits in 2009.
Segment distribution costs increased in the first nine months of 2010 compared to the same period of 2009 due to higher distribution costs per ton, partially offset by lower shipment volumes.
Newsprint Third-Party Data: In the first nine months of 2010, North American newsprint demand declined 5.6% compared to the same period of 2009 and for the month of September 2010, declined 3.7% compared to the month of September 2009. In the first nine months of 2010, North American net exports of newsprint were 65.0% higher than the same period of 2009. Inventories for North American mills as of September 30, 2010 were 226,000 metric tons, which is 34.1% lower than as of September 30, 2009. The days of supply at the U.S. daily newspapers was 45 days as of September 30, 2010 compared to 48 days as of September 30, 2009. The North American operating rate for newsprint was 92% in the first nine months of 2010 compared to 72% in the same period of 2009.

ABITIBIBOWATER INC.
Coated Papers

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Average price (per short ton)	$733	$714	$19	$696	$743	$(47)
Average cost (per short ton)	$661	$546	$115	$668	$568	$100
Shipments (thousands of short tons)	175	147	28	500	421	79
Downtime (thousands of short tons)	–	25	(25)	10	110	(100)
Inventory at end of period (thousands of short tons)	23	18	5	23	18	5

(Unaudited, in millions)

Segment sales	$128	$105	$23	$348	$313	$35
Segment operating income	13	24	(11)	14	74	(60)

Significant items that favorably (unfavorably) impacted segment operating income:
Product pricing			$3			$(20)
Shipments			20			55

Change in sales			23			35

Change in cost of sales and depreciation, amortization and cost of timber harvested			(32)			(89)

Change in distribution costs			(2)			(6)

			$(11)			$(60)

Three months ended September 30, 2010 versus September 30, 2009

Segment sales increased $23 million, or 21.9%, from $105 million in the third quarter of 2009 to $128 million in the third quarter of 2010 due to significantly higher shipment volumes and slightly higher transaction prices.
Segment operating income decreased $11 million to $13 million in the third quarter of 2010 compared to $24 million in the third quarter of 2009, primarily due to higher manufacturing costs, partially offset by increased sales as discussed above. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $32 million in the third quarter of 2010 compared to the third quarter of 2009, primarily due to benefits from the alternative fuel mixture tax credits of $19 million that were recorded in the third quarter of 2009, higher volumes ($9 million) and higher costs for wood and fiber ($2 million), maintenance ($2 million) and other unfavorable cost variances. The average cost per ton decreased $11 in the third quarter of 2010 compared to the third quarter of 2009, excluding the benefit of $126 per ton credited in 2009 due to the benefits from the alternative fuel mixture tax credits in 2009.
Nine months ended September 30, 2010 versus September 30, 2009

Segment sales increased $35 million, or 11.2%, from $313 million in the first nine months of 2009 to $348 million in the same period of 2010 due to significantly higher shipment volumes, partially offset by lower transaction prices.
Segment operating income decreased $60 million to $14 million in the first nine months of 2010 compared to $74 million in the same period of 2009, primarily due to higher manufacturing costs, partially offset by increased sales as discussed above. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $89 million in the first nine months of 2010 compared to the same period of 2009, primarily due to benefits from the alternative fuel mixture tax credits of $46 million that were recorded in the first nine

ABITIBIBOWATER INC.
months of 2009, higher volumes ($22 million) and higher costs for wood and fiber ($9 million), chemicals ($5 million), labor and benefits ($3 million) and maintenance ($7 million), partially offset by favorable cost variances. The average cost per ton decreased $7 in the first nine months of 2010 compared to the same period of 2009, excluding the benefit of $107 per ton credited in 2009 due to the benefits from the alternative fuel mixture tax credits in 2009.
Coated Papers Third-Party Data: North American demand for coated mechanical papers increased 4.8% in the first nine months of 2010 compared to the same period of 2009. The North American operating rate for coated mechanical papers was 88% in the first nine months of 2010 compared to 75% in the same period of 2009. North American coated mechanical mill inventories were at 12 days of supply as of September 30, 2010 compared to 24 days of supply as of September 30, 2009.
Specialty Papers

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Average price (per short ton)	$687	$684	$3	$682	$749	$(67)
Average cost (per short ton)	$698	$664	$34	$709	$696	$13
Shipments (thousands of short tons)	505	497	8	1,429	1,353	76
Downtime (thousands of short tons)	11	130	(119)	91	380	(289)
Inventory at end of period (thousands of short tons)	90	92	(2)	90	92	(2)

(Unaudited, in millions)

Segment sales	$347	$340	$7	$975	$1,013	$(38)
Segment operating (loss) income	(6)	10	(16)	(39)	71	(110)

Significant items that favorably (unfavorably) impacted segment operating (loss) income:
Product pricing			$1			$(90)
Shipments			6			52

Change in sales			7			(38)

Change in cost of sales and depreciation, amortization and cost of timber harvested			(23)			(73)

Change in distribution costs			1			(1)

Change in selling and administrative expenses			(1)			2

			$(16)			$(110)

Three months ended September 30, 2010 versus September 30, 2009

Segment sales increased $7 million, or 2.1%, from $340 million in the third quarter of 2009 to $347 million in the third quarter of 2010 due to slightly higher shipment volumes and slightly higher average transaction prices.
Inventory levels as of September 30, 2010 were 90,000 short tons compared to 92,000 short tons as of September 30, 2009.
Segment operating income decreased $16 million to an operating loss of $6 million in the third quarter of 2010 compared to $10 million of operating income in the third quarter of 2009, primarily due to higher manufacturing costs. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $23 million in the third quarter of 2010 compared to the third quarter of 2009, primarily due to an unfavorable Canadian dollar currency exchange ($10 million), benefits from the alternative fuel mixture tax credits of $10 million that were recorded in the third quarter of 2009 and higher costs for energy ($11 million), maintenance ($5 million), labor and benefits ($4 million) and other unfavorable cost variances. These higher costs were partially offset by lower volumes ($11 million) and lower costs for wood and fiber ($3 million), depreciation ($5 million)

ABITIBIBOWATER INC.
and chemicals ($2 million). The average cost per ton increased $13 in the third quarter of 2010 compared to the third quarter of 2009, excluding the benefit of $21 per ton credited in 2009 due to the benefits from the alternative fuel mixture tax credits in 2009.
Nine months ended September 30, 2010 versus September 30, 2009

Segment sales decreased $38 million, or 3.8%, from $1,013 million in the first nine months of 2009 to $975 million in the same period of 2010 due to lower average transaction prices, partially offset by higher shipment volumes.
Segment operating income decreased $110 million to an operating loss of $39 million in the first nine months of 2010 compared to $71 million of operating income in the same period of 2009, primarily due to decreased sales as discussed above, as well as higher manufacturing costs. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $73 million in the first nine months of 2010 compared to the same period of 2009, primarily due to an unfavorable Canadian dollar currency exchange ($69 million), benefits from the alternative fuel mixture tax credits of $23 million that were recorded in the first nine months of 2009 and higher costs for energy ($12 million) and maintenance ($8 million). These higher costs were partially offset by lower volumes ($4 million) and lower costs for depreciation ($12 million), labor and benefits ($3 million), chemicals ($13 million), fuel ($3 million) and other favorable cost variances. The average cost per ton decreased $5 in the first nine months of 2010 compared to the same period of 2009, excluding the benefit of $18 per ton credited in 2009 due to the benefits from the alternative fuel mixture tax credits in 2009.
Specialty Papers Third-Party Data: In the first nine months of 2010 compared to the same period in 2009, North American demand for supercalendered high gloss papers was up 6.4%, for lightweight or directory grades was down 8.3%, for standard uncoated mechanical papers was up 2.4% and in total for all specialty papers was up 2.5%. The North American operating rate for all specialty papers was 89% in the first nine months of 2010 compared to 76% in the same period of 2009. North American uncoated mechanical mill inventories were at 15 days of supply as of September 30, 2010 compared to 17 days of supply as of September 30, 2009.

ABITIBIBOWATER INC.
Market Pulp

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Average price (per metric ton)	$776	$540	$236	$738	$524	$214
Average cost (per metric ton)	$546	$391	$155	$608	$427	$181
Shipments (thousands of metric tons)	236	272	(36)	702	697	5
Downtime (thousands of metric tons)	1	21	(20)	46	125	(79)
Inventory at end of period (thousands of metric tons)	70	65	5	70	65	5

(Unaudited, in millions)

Segment sales	$184	$147	$37	$519	$366	$153
Segment operating income	55	41	14	92	68	24

Significant items that favorably (unfavorably) impacted segment operating income:
Product pricing			$62			$149
Shipments			(25)			4

Change in sales			37			153

Change in cost of sales and depreciation, amortization and cost of timber harvested			(22)			(121)

Change in distribution costs			–			(6)

Change in selling and administrative expenses			(1)			(2)

			$14			$24

Three months ended September 30, 2010 versus September 30, 2009

Segment sales increased $37 million, or 25.2%, from $147 million in the third quarter of 2009 to $184 million in the third quarter of 2010 due to significantly higher transaction prices, partially offset by lower shipment volumes.
Inventory levels as of September 30, 2010 were 70,000 metric tons compared to 65,000 metric tons as of September 30, 2009.
Segment operating income increased $14 million to $55 million in the third quarter of 2010 compared to $41 million in the third quarter of 2009, primarily due to increased sales as discussed above, partially offset by higher manufacturing costs. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $22 million in the third quarter of 2010 compared to the third quarter of 2009, primarily due to benefits from the alternative fuel mixture tax credits of $49 million that were recorded in the third quarter of 2009 and an unfavorable Canadian dollar currency exchange ($4 million). These higher costs were partially offset by lower volumes ($20 million) and lower costs for labor and benefits ($7 million), maintenance ($3 million) and other favorable cost variances. The average cost per ton decreased $26 in the third quarter of 2010 compared to the third quarter of 2009, excluding the benefit of $181 per ton credited in 2009 due to the benefits from the alternative fuel mixture tax credits in 2009.
Nine months ended September 30, 2010 versus September 30, 2009

Segment sales increased $153 million, or 41.8%, from $366 million in the first nine months of 2009 to $519 million in the same period of 2010 due to significantly higher transaction prices and slightly higher shipment volumes.
Segment operating income increased $24 million to $92 million in the first nine months of 2010 compared to $68 million in

ABITIBIBOWATER INC.
the same period of 2009, primarily due to increased sales as discussed above, partially offset by higher manufacturing costs. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $121 million in the first nine months of 2010 compared to the same period of 2009, primarily due to benefits from the alternative fuel mixture tax credits of $121 million that were recorded in the first nine months of 2009, an unfavorable Canadian dollar currency exchange ($24 million) and higher costs for maintenance ($15 million). These higher costs were partially offset by lower volumes ($10 million) and lower costs for energy ($5 million), chemicals ($12 million), labor and benefits ($7 million) and other favorable cost variances. The average cost per ton increased $7 in the first nine months of 2010 compared to the same period of 2009, excluding the benefit of $174 per ton credited in 2009 due to the benefits from the alternative fuel mixture tax credits in 2009.
Market Pulp Third-Party Data: World shipments for market pulp decreased 1.0% in the first nine months of 2010 compared to the same period of 2009. Shipments were up 10.5% in Western Europe (the world’s largest pulp market), up 7.1% in North America, down 29.0% in China, up 13.9% in Latin America and down 6.9% in Africa and Asia (excluding China and Japan). World market pulp producers shipped at 91% of capacity in both the first nine months of 2010 and 2009. World market pulp producer inventories were at 32 days of supply as of September 30, 2010 compared to 26 days of supply as of September 30, 2009.

ABITIBIBOWATER INC.
Wood Products

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Average price (per thousand board feet)	$289	$320	$(31)	$306	$248	$58
Average cost (per thousand board feet)	$291	$364	$(73)	$301	$321	$(20)
Shipments (millions of board feet)	363	298	65	1,028	822	206
Downtime (millions of board feet)	154	378	(224)	799	1,351	(552)
Inventory at end of period (millions of board feet)	133	102	31	133	102	31

(Unaudited, in millions)

Segment sales	$104	$95	$9	$314	$204	$110
Segment operating (loss) income	(1)	(13)	12	4	(60)	64

Significant items that (unfavorably) favorably impacted segment operating (loss) income:
Product pricing			$(9)			$47
Shipments			18			63

Change in sales			9			110

Change in cost of sales and depreciation, amortization and cost of timber harvested			5			(36)

Change in distribution costs			(4)			(13)

Change in selling and administrative expenses			2			3

			$12			$64

Three months ended September 30, 2010 versus September 30, 2009

Segment sales increased $9 million, or 9.5%, from $95 million in the third quarter of 2009 to $104 million in the third quarter of 2010 due to significantly higher shipment volumes, partially offset by lower transaction prices.
In the third quarter of 2010, downtime at our facilities was market related.
Segment operating loss decreased $12 million to $1 million in the third quarter of 2010 compared to $13 million in the third quarter of 2009, primarily due to increased sales as discussed above and lower manufacturing costs, partially offset by higher distribution costs. The above table analyzes the major items that decreased operating loss. A brief explanation of these major items follows.
Segment manufacturing costs decreased $5 million in the third quarter of 2010 compared to the third quarter of 2009, primarily due to lower costs for labor and benefits ($3 million), energy ($1 million), depreciation ($3 million) and other favorable cost variances, partially offset by an unfavorable Canadian dollar currency exchange ($6 million) and higher volumes ($16 million).
Nine months ended September 30, 2010 versus September 30, 2009

Segment sales increased $110 million, or 53.9%, from $204 million in the first nine months of 2009 to $314 million in the same period of 2010 due to significantly higher shipment volumes and transaction prices.
In the first nine months of 2010, downtime at our facilities was market related.
Segment operating loss improved $64 million to operating income of $4 million in the first nine months of 2010 compared to a $60 million operating loss in the same period of 2009, primarily due to increased sales as discussed above, partially offset by higher manufacturing and distribution costs. The above table analyzes the major items that improved operating

ABITIBIBOWATER INC.
loss. A brief explanation of these major items follows.
Segment manufacturing costs increased $36 million in the first nine months of 2010 compared to the same period of 2009, primarily due to an unfavorable Canadian dollar currency exchange ($44 million) and higher volumes ($73 million), partially offset by lower costs for labor and benefits ($9 million), wood ($16 million), energy ($4 million), depreciation ($4 million) and other favorable cost variances.
Segment distribution costs increased in the first nine months of 2010 compared to the same period of 2009 due to higher shipment volumes and higher distribution costs per ton.
Wood Products Third-Party Data: Privately-owned housing starts in the U.S. increased 4.1% to a seasonally-adjusted annual rate of 610,000 units in September 2010, compared to 586,000 units in September 2009.
Corporate and Other
The following table is included in order to facilitate the reconciliation of our segment sales and segment operating income (loss) to our total sales and operating income (loss) in our Consolidated Statements of Operations.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Unaudited, in millions)	2010	2009	Change	2010	2009	Change

Sales	$–	$8	$(8)	$–	$13	$(13)
Operating (loss) income	(41)	45	(86)	(83)	(283)	200

Sales	$–	$8	$(8)	$–	$13	$(13)

Cost of sales and depreciation, amortization and cost of timber harvested	(27)	(23)	(4)	(37)	(64)	27

Distribution costs	1	11	(10)	–	11	(11)

Selling and administrative expenses	(19)	(33)	14	(55)	(108)	53

Closure costs, impairment and other related charges	3	44	(41)	(5)	(226)	221

Net gain on disposition of assets	1	38	(37)	14	91	(77)

Operating (loss) income	$(41)	$45	$(86)	$(83)	$(283)	$200

Cost of sales and depreciation, amortization and cost of timber harvested
Manufacturing costs included $5 million in the third quarter of 2009 for the write-down of inventory associated with two paper machines at our Calhoun mill. Additionally, manufacturing costs included $12 million in the first nine months of 2009 for the write-down of inventory associated with our Alabama River, Alabama and Dalhousie, New Brunswick mills.
Selling and administrative expenses
The decrease in selling and administrative expenses in the third quarter of 2010 compared to the same period of 2009 was due to our continued cost reduction initiatives. Additionally, the decrease in the first nine months of 2010 compared to the same period of 2009 was due to the reversal of a $17 million bonus accrual in the first quarter of 2010, as well as costs of $10 million incurred in the first nine months of 2009 related to our unsuccessful refinancing efforts. These decreases were partially offset by a $16 million reversal in the second quarter of 2009 of previously recorded Canadian capital tax liabilities as a result of legislation which eliminated this tax.
Closure costs, impairment and other related charges
In the third quarter of 2010, we recorded a net credit of $3 million in closure costs, impairment and other related charges,

ABITIBIBOWATER INC.
which were not associated with our work towards a comprehensive restructuring plan, primarily for miscellaneous adjustments to severance liabilities and asset retirement obligations. Additionally, in the first nine months of 2010, we recorded $8 million in closure costs, impairment and other related charges, which were not associated with our work towards a comprehensive restructuring plan, primarily for impairment of long-lived assets related to our previously permanently closed Covington, Tennessee facility, as well as costs for a lawsuit related to a closed mill and other miscellaneous adjustments to severance liabilities and asset retirement obligations.
In the third quarter of 2009, we recorded a net credit of $44 million in closure costs, impairment and other related charges, which were not associated with our work towards a comprehensive restructuring plan. This credit was primarily related to an $82 million reversal of impairment charges for assets held for sale for our interest in MPCo to increase the carrying value of this interest to its current fair value less costs to sell, without exceeding its net carrying value as of the date the decision to sell was made. This credit was partially offset by closure costs, impairment and other related charges related to accelerated depreciation charges of $28 million for two paper machines at our Calhoun, Tennessee newsprint mill, which were previously indefinitely idled and additional long-lived asset impairment charges of $10 million related to a group of four mills, which were previously permanently closed. Additionally, in the first nine months of 2009, we incurred $270 million in closure costs, impairment and other related charges, which were not associated with our work towards a comprehensive restructuring plan, primarily for long-lived asset impairment charges related to assets held for sale for our interest in MPCo and certain of our newsprint mill assets. In addition, in the first nine months of 2009, we recorded closure costs, impairment and other related charges related to the permanent closures of our Westover, Alabama sawmill and Goodwater, Alabama planer mill operations.
For additional information, see Note 4, “Closure Costs, Impairment and Other Related Charges,” to our Unaudited Interim Consolidated Financial Statements.
Net gain on disposition of assets
During the third quarter and first nine months of 2010, we recorded a net gain on disposition of assets of $1 million and $14 million, respectively, primarily related to the sale, with Court or Monitor approval, as applicable, of various assets, which were not associated with our work towards a comprehensive restructuring plan. During the third quarter and first nine months of 2009, we recorded a net gain on disposition of assets of $38 million and $91 million, respectively, primarily related to the sale of timberlands and other assets.
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
Non-core asset sales have been and may continue to be a source of additional liquidity. We expect to continue to review non-core assets and seek to divest those that no longer fit within our long-term strategic business plan. It is unclear how current global credit conditions may impact our ability to sell any of these assets. In addition, for the duration of the Creditor Protection Proceedings, any divestiture not subject to certain de minimis asset sale thresholds under the Creditor Protection Proceedings must be approved by the applicable Court or the Monitor, as applicable. No assurance can be provided that such approvals will be obtained or as to the timing of any such approvals. Proceeds generated as a result of any divestiture: (i) may be deposited in trust with the Monitor and require Court approval to release the proceeds or (ii) may have to be used to repay amounts outstanding pursuant to the terms of our debtor in possession financing arrangements or pre-petition secured indebtedness. During the nine months ended September 30, 2010, we sold, with Court or Monitor approval, as applicable, various mills and other assets for proceeds of $83 million, including our Mackenzie, British Columbia paper mill and sawmills, four previously permanently closed paper mills that were bundled and sold together, the remaining assets of our Lufkin, Texas paper mill and our Albertville, Alabama sawmill.

ABITIBIBOWATER INC.
During the first nine months of 2010, we incurred significant costs associated with our Creditor Protection Proceedings and will continue to incur similar significant costs, which have and will continue to adversely affect our liquidity, results of operations and financial condition. In the nine months ended September 30, 2010, we paid $85 million relating to reorganization items. For additional information, see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements. Partially offsetting these increased payments were lower cash payments for interest. We are currently making cash payments for interest on the Bowater DIP Agreement, the Abitibi and Donohue accounts receivable securitization program, the Bowater pre-petition secured bank credit facilities, ACCC’s pre-petition senior secured term loan and Bowater’s floating rate industrial revenue bonds due 2029. As a result, cash payments for interest were $105 million in the nine months ended September 30, 2010 compared to $177 million in the same period of 2009.
We believe that, upon our emergence from Creditor Protection Proceedings and the concurrent consummation of the sale of the senior secured notes and the ABL Credit Facility, these sources, together with cash-on-hand and cash from operations, will be sufficient to provide us with adequate liquidity for the next twelve months.
Abitibi and Donohue liquidity
Abitibi’s and Donohue’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations, the ULC DIP Facility (defined below) and an accounts receivable securitization program. As of September 30, 2010, Abitibi and Donohue had cash and cash equivalents of approximately $166 million and $23 million, respectively. As of September 30, 2010, Abitibi had $97 million of availability under its ULC DIP Facility, of which $48.5 million was included in “Cash and cash equivalents” and $48.5 million was included as restricted cash in “Other assets” in our Consolidated Balance Sheets. Abitibi and Donohue also had the ability to receive additional proceeds of up to $47 million under their accounts receivable securitization program.
ULC DIP Facility
On December 9, 2009, Abitibi entered into a Cdn$230 million ($218 million) Super Priority Debtor-In-Possession Credit Facility (the “ULC DIP Facility”) with 3239432 Nova Scotia Company, a wholly-owned subsidiary of ACCC (the (“ULC”), which is an intercompany facility that was created upon the sale of MPCo and was funded by a portion of the sale proceeds. On the same date, Cdn$130 million ($123 million) of the ULC DIP Facility was drawn pursuant to the Canadian Court’s approval. Subsequent draws of up to Cdn$50 million ($48.5 million, based on the exchange rate in effect on September 30, 2010) in the aggregate will be advanced upon not less than five business days’ notice, subject to meeting certain draw down requirements and certain conditions determined by the Canadian Court, and the remaining Cdn$50 million ($48.5 million, based on the exchange rate in effect on September 30, 2010) will become available only upon further order of the Canadian Court.
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
Loans made under the ULC DIP Facility bear no interest, except in the case of an overdue payment. All loans advanced under the ULC DIP Facility are to be repaid in full and the ULC DIP Facility will terminate on the earliest of: (i) December 31, 2010, (ii) the effective date of the Plans of Reorganization or (iii) the acceleration of the ULC DIP Facility or the occurrence of an event of default. Loans must be prepaid to the extent the ULC does not have sufficient funds to make a payment under the guarantee agreement with Alcoa Canada Ltd. (“Alcoa”), which was our partner in MPCo. As of September 30, 2010, the ULC maintained an approximate Cdn$52 million ($51 million) reserve for this purpose, which was included as restricted cash in “Other assets” in our Consolidated Balance Sheets.
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

ABITIBIBOWATER INC.
Abitibi and Donohue accounts receivable securitization program
Abitibi and Abitibi Consolidated Sales Corporation (“ACSC”), a subsidiary of Donohue, (the “Participants”) participate in an accounts receivable securitization program (the “Program”) whereby the Participants share among themselves the proceeds received under the Program. On June 16, 2009, with the approval of the Courts, the former accounts receivable securitization program was amended and restated in its entirety and, as further amended on June 11, 2010, with the approval of the Courts, now provides for a maximum outstanding limit of $180 million (the “Purchase Limit”) for the purchase of ownership interests in the Participants’ eligible trade accounts receivable by the third-party financial institutions party to the agreement (the “Banks”).
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
As discussed in Note 1, “Organization and Basis of Presentation – Recently adopted accounting guidance,” to our Unaudited Interim Consolidated Financial Statements, effective January 1, 2010, we prospectively applied new accounting guidance relating to the transfers of financial assets. As a result, transfers of the Receivable Interests to the Agent no longer qualify as sales. Such transfers and the proceeds received from the Banks are now accounted for as secured borrowings in accordance with FASB ASC 860, “Transfers and Servicing.” As of September 30, 2010, the interest rate charged by the Banks to Funding on the secured borrowings was 6.25% per annum and the commitment fee for the unused portion of the Purchase Limit was 0.75% per annum. These amounts, which totaled approximately $2 million and $9 million for the three and nine months ended September 30, 2010, respectively, are included in “Interest expense” in our Consolidated Statements of Operations. For the three and nine months ended September 30, 2009, the transfer of Receivable Interests were recorded as a sale to the Banks, and the proceeds received from the Banks were net of an amount based on the Banks’ funding cost plus a margin, which resulted in a loss on the sale of ownership interests in accounts receivable of $6 million and $13 million, respectively, which was included in “Other (expense) income, net” in our Consolidated Statements of Operations.
As of September 30, 2010, the balance of the pool of receivables, net of an allowance for doubtful accounts was included in “Accounts receivable, net” in our Consolidated Balance Sheets. The outstanding balance of the proceeds received from the Banks was approximately $120 million and was recorded as “Secured borrowings” in our Consolidated Balance Sheets. In addition, based on the level and eligibility of the pool of receivables as of September 30, 2010, we could have borrowed an additional $47 million.
Abitibi and ACSC act as servicing agents and administer the collection of the receivables under the Program. The fees received from the Banks for servicing their Receivable Interests approximate the value of services rendered.
In connection with the Program, Abitibi and ACSC maintain lockboxes into which certain collection receipts are deposited. These lockbox accounts are in Abitibi’s or Funding’s name, but are controlled by the Banks. The cash balances in these lockbox accounts, which totaled approximately $24 million and $18 million as of September 30, 2010 and December 31, 2009, respectively, were included as restricted cash in “Other current assets” in our Consolidated Balance Sheets.
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
Unless terminated earlier due to the occurrence of certain events of termination, or the substantial consummation of the Plans of Reorganization, the Program, as further amended on June 11, 2010, will terminate on June 10, 2011.
As consideration for entering into the amendment to the Program on June 11, 2010, we incurred fees of approximately $4 million during the second quarter of 2010. These fees were recorded in “Reorganization items, net” in our Consolidated Statements of Operations for the nine months ended September 30, 2010 (see Note 3, “Creditor Protection Proceedings

ABITIBIBOWATER INC.
Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements).
Bowater liquidity
Bowater’s primary sources of liquidity and capital resources are cash-on-hand, cash provided by operations and the Bowater DIP Agreement. As of September 30, 2010, Bowater had cash and cash equivalents of approximately $351 million.
Bowater DIP Agreement
In the Creditor Protection Proceedings, we sought and obtained approval by the Courts to enter into a debtor in possession financing facility for the benefit of AbitibiBowater Inc., Bowater and certain of Bowater’s subsidiaries. On April 21, 2009, we entered into a Senior Secured Superpriority Debtor In Possession Credit Agreement (the “Bowater DIP Agreement”) among AbitibiBowater Inc., Bowater and BCFPI, as borrowers, Fairfax Financial Holdings Limited (“Fairfax”), as administrative agent, collateral agent and an initial lender, and Avenue Investments, L.P., as an initial lender. Law Debenture Trust Company of New York replaced Fairfax as the administrative agent and collateral agent under the Bowater DIP Agreement.
The Bowater DIP Agreement provides for term loans in an aggregate principal amount of $206 million (the “Initial Advance”), consisting of a $166 million term loan facility to AbitibiBowater Inc. and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. Following the payment of fees payable to the lenders in connection with the Bowater DIP Agreement, the U.S. Borrowers and BCFPI received aggregate loan proceeds of $196 million. The Bowater DIP Agreement also permits the U.S. Borrowers to request, subject to the approval of the requisite lenders under the Bowater DIP Agreement, an incremental term loan facility (the “Incremental Facility”) and an asset based-revolving credit facility (the “ABL Facility”), provided that the aggregate principal amount of the Initial Advance and the Incremental Facility may not exceed $360 million and the aggregate principal amount of the Initial Advance, Incremental Facility and the ABL Facility may not exceed $600 million. In connection with an amendment we entered into on July 15, 2010, with the Court’s approval, we prepaid $166 million of the outstanding principal amount of the Initial Advance on July 21, 2010, which reduced the outstanding principal balance to $40 million. As amended, the outstanding principal amount of loans under the Bowater DIP Agreement, plus accrued and unpaid interest, will be due and payable on the earliest of: (i) December 31, 2010, (ii) the effective date of the Plans of Reorganization or (iii) the acceleration of loans and termination of the commitments (the “Maturity Date”).
Borrowings under the Bowater DIP Agreement bear interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or the London interbank offered rate for deposits in U.S. dollars (“LIBOR”), in each case plus a specified margin. The interest margin for base rate loans was 6.50% through April 20, 2010 and effective April 21, 2010 was 7.00%, with a base rate floor of 4.50%. The interest margin for base rate loans was reduced to 5.00% effective July 15, 2010 in connection with the July 15, 2010 amendment. The interest margin for LIBOR loans was 7.50% through April 20, 2010 and effective April 21, 2010 was 8.00%, with a LIBOR floor of 3.50%. The interest margin for LIBOR loans was reduced to 6.00% with a LIBOR floor of 2.00% effective July 15, 2010 in connection with the July 15, 2010 amendment. We incurred an extension fee and an amendment fee in connection with the May 5, 2010 extension and the July 15, 2010 amendment, respectively, in each case in an amount of 0.5% of the outstanding principal balance of $206 million, or approximately $1 million for each. On October 15, 2010, we extended the Bowater DIP Agreement until December 31, 2010, and as a result, we paid a duration fee of $200,000, representing 0.5% of the principal balance outstanding of $40 million. In addition, on the earlier of the final Maturity Date or the date that the Bowater DIP Agreement is repaid in full, an exit fee of 2.00% of the aggregate amount of the advances will be payable to the lenders.
The obligations of the U.S. Borrowers under the Bowater DIP Agreement are guaranteed by AbitibiBowater Inc., Bowater, Bowater Newsprint South LLC (“Newsprint South”), a direct, wholly-owned subsidiary of AbitibiBowater Inc., and each of the U.S. subsidiaries of Bowater and Newsprint South that are debtors in the Chapter 11 Cases (collectively, the “U.S. Guarantors”) and secured by all or substantially all of the assets of each of the U.S. Borrowers and the U.S. Guarantors. The obligations of BCFPI under the Bowater DIP Agreement are guaranteed by the U.S. Borrowers and the U.S. Guarantors and each of the Bowater Canadian subsidiaries (other than BCFPI) that are debtors in the CCAA Proceedings (collectively, the “Canadian Guarantors”) and secured by all or substantially all of the assets of the U.S. Borrowers, the U.S. Guarantors, BCFPI and the Canadian Guarantors. On June 24, 2009, BCFC was released from its obligations under the Bowater DIP Agreement.
The Bowater DIP Agreement contains customary covenants for debtor in possession financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the

ABITIBIBOWATER INC.
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
As consideration for the May 5, 2010 extension and the July 15, 2010 amendment of the Bowater DIP Agreement, we incurred fees of approximately $1 million in each of the second and third quarters of 2010. In addition, we recorded the exit fee of approximately $4 million during the third quarter of 2010. These fees were recorded in “Reorganization items, net” in our Consolidated Statements of Operations for the applicable periods (see Note 3, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements).
Exit financing
Senior secured notes due 2018
On October 4, 2010, ABI Escrow Corporation (the “escrow issuer”), a wholly-owned subsidiary of AbitibiBowater Inc., closed an offering of $850 million aggregate principal amount of 10.25% senior secured notes due 2018 (the “notes”). The notes were issued in a private placement exempt from registration under the Securities Act of 1933 (as amended, the “Securities Act”). The notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The notes were issued as part of our anticipated exit financing for our emergence from the Creditor Protection Proceedings.
In accordance with certain conditions in the indenture, dated as of October 4, 2010, between the escrow issuer and Wells Fargo Bank, National Association, as trustee and collateral agent (the “notes indenture”), the net proceeds of the notes offering were placed into an escrow account, together with cash sufficient to fund the special mandatory redemption, as described below. The escrow issuer granted the trustee, for the benefit of the holders of the notes, a continuing security interest in, and lien on, the funds deposited into escrow to secure the obligations under the notes indenture and the notes. Upon satisfaction of the escrow conditions described below, the funds deposited into escrow will be released to AbitibiBowater, which we refer to as the “escrow release.” Following the escrow release, we will use the net proceeds to repay certain indebtedness in connection with the implementation of the Plans of Reorganization.
The escrow release conditions include, among other things: (i) the U.S. and Canadian Court orders confirming the Plans of Reorganization shall have been entered and shall not have been stayed or materially modified and shall be in full force and effect; (ii) the substantially concurrent consummation of the Plans of Reorganization and the transactions contemplated thereby, on or prior to December 31, 2010, which date we refer to as the “escrow condition date”; (iii) the Plans of Reorganization shall not have been amended or terminated on or prior to the escrow condition date except for such amendments, modifications and waivers that are not, individually or in the aggregate, materially adverse to AbitibiBowater or any of its subsidiaries (after giving effect to the consummation of the transactions contemplated by the Plans of Reorganization) taken as a whole or to the holders of the notes; (iv) the execution and delivery of a supplemental indenture by AbitibiBowater and the guarantors (as described below) together with certain security documents and an intercreditor agreement; (v) no default or event of default (including with respect to the guarantors) shall have occurred and be continuing on the escrow condition date under the notes indenture; (vi) after giving effect to the consummation of the Plans of Reorganization, a change of control shall have not occurred other than as contemplated thereby and (vii) the delivery of certain customary legal opinions and customary officers’ certificates. The notes indenture provides that if the escrow release conditions are not satisfied by the escrow condition date, the funds deposited into escrow will be used to redeem the notes (a “special mandatory redemption”) at a price equal to the sum of 101% of the issue price of the notes plus accrued and unpaid interest up to but excluding the date of the special mandatory redemption.
If the escrow release conditions described above are satisfied, the escrow issuer will merge with and into AbitibiBowater Inc., with AbitibiBowater Inc. as the surviving entity, and upon the consummation of the merger, AbitibiBowater Inc. will assume all of the obligations of the escrow issuer under the notes and the notes indenture and the guarantees by each of AbitibiBowater’s existing and subsequently acquired or organized direct or indirect material wholly-owned U.S. subsidiaries (collectively, the “guarantors”) will become effective, which we refer to as the “assumption.”

ABITIBIBOWATER INC.
Interest is payable on the notes on April 15 and October 15 of each year beginning on April 15, 2011, until their maturity date of October 15, 2018. The terms of the notes indenture, among other things, limit, subject to a number of exceptions and qualifications, our ability and that of certain of our subsidiaries to: incur, assume or guarantee additional indebtedness; issue redeemable stock and preferred stock; pay dividends or make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase certain debt; make loans and investments; incur liens; restrict dividends, loans or asset transfers from our subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates and enter into new lines of business. The notes indenture also contains customary events of default.
From and after the assumption, the notes and the guarantees will be secured, subject to permitted liens, (i) on a first priority basis, by the capital stock of our subsidiaries (limited to 65% of the capital stock in first tier foreign subsidiaries) now owned or acquired in the future by AbitibiBowater Inc. and the guarantors and substantially all of AbitibiBowater Inc.’s and the guarantors’ assets (other than assets outside the U.S. and other than the assets that will secure the ABL Credit Facility, as described below, and (ii) by a second priority lien on the accounts receivable, inventory and certain related assets of AbitibiBowater Inc. and the guarantors that will secure the ABL Credit Facility on a first priority basis (and the lenders under the ABL Credit Facility will have a second priority interest on the other assets securing the notes).
From and after the assumption, the notes will rank equally in right of payment with all of AbitibiBowater Inc.’s post-emergence senior indebtedness and senior in right of payment to all of its subordinated indebtedness. The note guarantees will rank equally in right of payment with all of the guarantors’ post-emergence senior indebtedness and will be senior in right of payment to all of the guarantors’ post-emergence subordinated indebtedness. In addition, the notes will be structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the notes. The notes and the guarantees will also be effectively junior to indebtedness under the ABL Credit Facility to the extent of the value of the collateral that will secure the ABL Credit Facility on a first priority basis and to indebtedness secured by assets that are not collateral to the extent of the value of such assets.
At any time prior to October 15, 2014, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a “make-whole” premium. We may also redeem some or all of the notes on and after October 15, 2014, at a redemption price of 105.125% of the principal amount thereof if redeemed during the twelve-month period beginning on October 15, 2014, 102.563% of the principal amount thereof if redeemed during the twelve-month period beginning on October 15, 2015, and 100% of the principal amount thereof if redeemed on or after October 15, 2016, plus, in each case, accrued and unpaid interest. We may also redeem up to 35% of the notes using the proceeds of certain equity offerings completed before October 15, 2013 at a redemption price of 110.250% of the principal amount thereof, plus accrued and unpaid interest. Prior to October 15, 2013, we may also redeem up to 10% of the notes per twelve-month period at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. If we experience specific kinds of changes in control, we must offer to purchase the notes at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest. If we sell certain of our assets within six months of the escrow release, we will use the first $100 million of the net proceeds received from any such sales to redeem a portion of the notes at a redemption price of 105% of the principal amount plus accrued and unpaid interest. If we sell certain of our assets thereafter, and we do not use the proceeds to pay down certain indebtedness, purchase additional assets or make capital expenditures, each as specified in the notes indenture, we must offer to purchase the notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date with the net cash proceeds from the asset sale.
ABL Credit Facility
Upon our emergence from the Creditor Protection Proceedings and pursuant to the Plans of Reorganization, we expect to enter into an asset-based revolving credit facility (the “ABL Credit Facility”) with Citibank, N.A., as administrative agent and collateral agent, Citigroup Global Markets, Inc., Barclays Capital and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, each of our material U.S. and Canadian wholly-owned subsidiaries, as guarantors, and the lenders party thereto. The following description is a summary of the material terms of the ABL Credit Facility, subject to the qualifications, exclusions and exceptions to be specified in the definitive documentation therefor.
Under the ABL Credit Facility, the lenders will provide a four-year, asset-based, revolving credit facility in an amount of up to $600 million (up to $400 million of which will be available to certain of our Canadian subsidiaries), with a $150 million sublimit for letters of credit and a $20 million swingline sublimit. We have the option of increasing the size of the ABL Credit Facility by up to an additional $100 million, subject to the satisfaction of customary conditions. The ABL Credit Facility will have separate U.S. and Canadian tranches, with a borrowing base under each tranche equal to 85% of eligible U.S. or Canadian accounts receivable, as applicable, plus the lesser of: (i) 65% of eligible U.S. or Canadian

ABITIBIBOWATER INC.
inventory, as applicable, and (ii) 85% of the net orderly liquidation value of the eligible inventory less reserves, minus the aggregate net exposure under certain secured hedging agreements and secured cash management agreements and certain reserves established by the administrative agent.
The proceeds of the revolving loans under the ABL Credit Facility will be used for working capital and general corporate purposes.
The revolving loans under the ABL Credit Facility will bear interest at a floating rate per annum based on, at our option, (i) for U.S. dollar denominated loans, a base rate or LIBOR plus, in each case, an applicable margin and (ii) for Canadian dollar denominated loans, the Canadian prime rate or the average rate applicable to Canadian dollar bankers’ acceptances (the “BA Loans”) plus, in each case, an applicable margin. The applicable margin will initially be 2.0% for base rate and Canadian prime rate loans and 3.0% for LIBOR and BA Loans for the first two full fiscal quarters. Thereafter, the applicable margin will be based on the excess availability under the ABL Credit Facility and will range between 1.75% and 2.25% for base rate and Canadian prime rate loans and between 2.75% and 3.25% for LIBOR and BA Loans.
The ABL Credit Facility will include an initial commitment fee for the first two full fiscal quarters of 0.75% per annum, which will accrue on the unused portion of the commitments. Thereafter, the commitment fee will be: (i) 0.50% per annum if the average amount outstanding under the ABL Credit Facility for the preceding month exceeded 50% of the commitments under the facility or (ii) 0.75% per annum if the average amount outstanding under the ABL Credit Facility for the preceding month was 50% or less of the commitments under the facility.
Our obligations under the U.S. tranche of the ABL Credit Facility will be guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries, subject to certain exceptions to be set forth in the definitive documentation for the ABL Credit Facility and our obligations under the Canadian tranche of the ABL Credit Facility will be guaranteed by all of our existing and future direct and indirect material Canadian subsidiaries, subject to certain exceptions to be set forth in the definitive documentation for the ABL Credit Facility.
The obligations under the ABL Credit Facility will be secured by a first priority security interest in substantially all of our and the applicable guarantors’ accounts receivable, inventory and cash deposit and investment accounts. In addition, the obligations under the U.S. tranche of the ABL Credit Facility will also be secured by a second priority security interest in the collateral over which the notes have priority subject, in each case, to certain exceptions to be set forth in the definitive documentation for the ABL Credit Facility.
The ABL Credit Facility will contain customary covenants including limitations on additional indebtedness and investments; limitations on liens; limitations on asset sales; limitations on the payment of dividends and repurchases of our capital stock; limitations on prepayment or cancellation of indebtedness and limitations on transactions with affiliates. In addition, if the excess availability (based on the lesser of the amount of the commitment and the borrowing base) under the ABL Credit Facility falls below 15%, we will also be required to maintain a fixed charge coverage ratio (calculated in accordance with the facility for each 12-month calendar period during the compliance period) of no less than 1.10 to 1.00 until excess availability exceeds such amount for 45 consecutive days.
The ABL Credit Facility will contain customary events of default, including: nonpayment of principal, interest, fees or other amounts; violation of covenants; material inaccuracy of representations and warranties; cross-default to material indebtedness; certain events of bankruptcy and insolvency; material judgments; a change in control and the actual or asserted invalidity of liens or guarantees or any collateral document.

ABITIBIBOWATER INC.
Flow of funds
Summary of cash flows
A summary of cash flows for the nine months ended September 30, 2010 and 2009 was as follows:

(Unaudited, in millions)	2010	2009

Net cash provided by operating activities	$15	$71
Net cash (used in) provided by investing activities	(38)	119
Net cash (used in) provided by financing activities	(193)	187

Net (decrease) increase in cash and cash equivalents	$(216)	$377

Cash provided by operating activities
The $56 million decrease in cash provided by operating activities in the first nine months of 2010 compared to the same period of 2009 was primarily related to the alternative fuel mixture tax credits in 2009, partially offset by a reduction in our pension contributions in 2010.
Cash (used in) provided by investing activities
The $157 million decrease in cash provided by investing activities in the first nine months of 2010 compared to the same period of 2009 was primarily due to an increase in restricted cash in 2010 and a decrease in deposit requirements for letters of credit in 2009, partially offset by a reduction in cash invested in fixed assets in 2010.
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
Cash (used in) provided by financing activities
The $380 million decrease in cash provided by financing activities in the first nine months of 2010 compared to the same period of 2009 was primarily due to the repayment of $166 million of borrowings under the Bowater DIP Agreement in the third quarter of 2010 and borrowings under the debtor in possession financing arrangements in the first nine months of 2009.
Resolution of Quebec Pension Situation
Our principal operating subsidiaries in the province of Quebec, ACCC and BCFPI, entered into an agreement on September 13, 2010 with the Quebec provincial government related to funding relief in respect of the material aggregate solvency deficits in the registered pension plans they sponsor in the province. The agreement includes a number of undertakings on behalf of AbiBow Canada Inc. (“AbiBow Canada,” our post-emergence Canadian operating subsidiary), that would become effective upon our emergence from the Creditor Protection Proceedings and apply for five years. AbiBow Canada’s undertakings are a condition to the government adopting the necessary funding relief regulations in Quebec.
Consistent with our previously-disclosed agreement in principle with the Quebec pension authorities, the funding relief regulations are expected to provide, among other things, that AbiBow Canada’s aggregate annual contribution in respect of the solvency deficits in its material Canadian registered pension plans for each year from 2011 through 2020 will be limited to the following: (i) a Cdn$50 million basic contribution; (ii) beginning in 2013, if the plans’ aggregate solvency ratio falls below a specified target for a year, an additional contribution equal to 15% of free cash flow up to Cdn$15 million per year and (iii) beginning in 2016, if the amount payable for benefits in a year exceeds a specified threshold and the plans’ aggregate solvency ratio is more than 2% below the target for that year, a supplementary contribution equal to such excess (such supplementary contribution being capped at Cdn$25 million on the first occurrence only of such an excess). Should a plan move into a surplus during the 2011 – 2020 period, it will cease to be subject to this funding relief. After 2020, the funding rules in place at the time will apply to any remaining deficit.
In addition to our agreement not to terminate voluntarily any of our pension plans in Quebec before the date of our

ABITIBIBOWATER INC.
emergence from the Creditor Protection Proceedings, AbiBow Canada has undertaken to:
•	not pay a dividend at any time when the weighted average solvency ratio of its pension plans in Quebec is less than 80%;

•	abide by the compensation plan detailed in the Plans of Reorganization with respect to salaries, bonuses and severance;

•	direct at least 60% of the maintenance and value-creation investments earmarked for our Canadian pulp and paper operations to projects in Quebec;

•	invest at least Cdn$75 million in strategic projects in Quebec over a five-year period;

•	maintain our head office and the current related functions in Quebec;

•	make an additional solvency deficit reduction contribution to its pension plans of Cdn$75 for each metric ton of capacity reduced, payable over four years, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months; and

•	create a diversification fund by contributing Cdn$2 million per year for five years for the benefit of the municipalities and workers in our Quebec operating regions.
The adoption of satisfactory funding relief regulations in the provinces of Quebec and Ontario in respect of the material aggregate solvency deficits in the registered pension plans is a condition precedent to the implementation of the Plans of Reorganization. The province of Quebec’s enactment of the funding relief regulations described above is conditional upon the province of Ontario taking equivalent measures for our pension plans under its jurisdiction. We are having similar discussions with the province of Ontario’s pension and finance authorities. There can be no assurance that those discussions will be successful.
Recent Accounting Guidance
There is no new accounting guidance issued which we have not yet adopted that is expected to materially impact our results of operations or financial condition.

ABITIBIBOWATER INC.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of September 30, 2010. Based on that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing, and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
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
On September 14, 2010 and September 21, 2010, the creditors under the CCAA Proceedings and the Chapter 11 Cases, respectively, with one exception as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Creditor Protection Proceedings,” approved the respective Plan of Reorganization. On September 23, 2010, the CCAA Reorganization Plan was sanctioned by the Canadian Court. The hearing before the U.S. Court with respect to confirmation of the Chapter 11 Reorganization Plan began on September 24, 2010. The confirmation of the Chapter 11 Reorganization Plan is pending before the U.S. Court.
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
For additional information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bridgewater Administration,” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Newfoundland and Labrador Expropriation
On August 24, 2010, we reached a formal settlement agreement with the government of Canada regarding the December 2008 expropriation of certain of our assets and rights in the province of Newfoundland and Labrador, Canada by the provincial government pursuant to the Abitibi-Consolidated Rights and Assets Act, S.N.L. 2008, c.A-1.01 (“Bill 75”). Under the agreement, the government of Canada has agreed to pay AbiBow Canada Cdn$130 million (approximately $126 million) following our emergence from the Creditor Protection Proceedings. As part of the settlement agreement, we have

ABITIBIBOWATER INC.
agreed to waive our legal actions and claims against the government of Canada under the North American Free Trade Agreement (“NAFTA”). The Canadian Court and U.S. Court approved the settlement agreement on September 1, 2010 and September 14, 2010, respectively. The settlement agreement is contingent upon the Courts’ approval of the Plans of Reorganization. We have not recognized the impact of this transaction in our Unaudited Interim Consolidated Financial Statements. For additional information, see Note 22, “Commitments and Contingencies – Extraordinary loss on expropriation of assets,” included in our consolidated financial statements for the year ended December 31, 2009 in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010, as subsequently amended (the “2009 Annual Report”).
Newfoundland and Labrador Environmental Orders
On March 31, 2010, the Canadian Court dismissed a motion for declaratory judgment brought by the province of Newfoundland and Labrador, awarding costs in our favor, and thus confirmed our position that the five orders the province issued under section 99 of its Environmental Protection Act on November 12, 2009 are subject to the stay of proceedings pursuant to the Creditor Protection Proceedings. The province of Newfoundland and Labrador’s orders could have required us to proceed immediately with the environmental remediation of various sites we formerly owned or operated, some of which the province expropriated in December 2008 with Bill 75. If the province requests an extension to the applicable court-imposed deadline by which its claim had to be filed in order to receive any distribution in the Creditor Protection Proceedings, a request we can contest, and if the Canadian Court grants the request, the province’s claim based on the environmental orders would be subject to the existing claims process and would be subject to compromise. The province sought leave to appeal the Canadian Court’s judgment to the Quebec Court of Appeal, which was denied on May 18, 2010. The Canadian Court also dismissed, without costs, the province of British Columbia’s intervention in those proceedings. The province of Newfoundland and Labrador filed notice of application for leave to appeal the Quebec Court of Appeal’s judgment to the Supreme Court of Canada on August 16, 2010. The matter is now pending before the Supreme Court.
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
Subject to certain exceptions, all litigation against the Debtors that arose or may arise out of pre-petition conduct or acts is subject to the automatic stay provisions of Chapter 11 and the CCAA and the orders of the Courts rendered thereunder. In addition, subject to certain exceptions, any recovery by the plaintiffs in those matters will be treated consistent with all other general unsecured claims in the Creditor Protection Proceedings.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following factors which could materially affect our business, results of operations or financial condition. The Creditor Protection Proceedings have had a direct impact on our business and have exacerbated these risks and uncertainties. In particular, the risks described below could cause actual events to differ materially from those contemplated in our forward-looking statements. These risk factors amend and restate in their entirety the risk factors included in our 2009 Annual Report, as amended and restated in our Current Report on Form 8-K, filed with the SEC on May 28, 2010.
We have organized our risks into the following categories:
•	Risks Relating to Our Business

•	Risks Relating to Our Creditor Protection Proceedings and

•	Risks Relating to the New ABH Common Stock

ABITIBIBOWATER INC.
Risks Relating to Our Business
Developments in alternative media could continue to adversely affect the demand for our products, especially in North America, and our responses to these developments may not be successful.
Trends in advertising, electronic data transmission and storage and the Internet could have further adverse effects on the demand for traditional print media, including our products and those of our customers. Neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television, electronic readers and the Internet, instead of newsprint, coated papers, uncoated specialty papers or other products made by us. The demand for certain of our products weakened significantly over the last several years. For example, industry statistics indicate that North American newsprint demand has been in decline for several years and has experienced annual declines of 5.6% in 2005, 6.1% in 2006, 10.3% in 2007, 11.2% in 2008 and 25.3% in 2009. We have seen a continued decline in newspaper demand in 2010 and third-party forecasters further indicate that these declines in newsprint demand could continue beyond 2010 due to conservation measures taken by publishers, reduced North American newspaper circulation, less advertising and substitution to other uncoated mechanical grades.
One of our responses to the declining demand for our products has been to curtail our production capacity. If demand continues to decline for our products, it may become necessary to curtail production even further or permanently shut down even more machines or facilities. Curtailments or shutdowns could result in goodwill or asset impairments and additional cash costs at the affected facilities, including restructuring charges and exit or disposal costs, and could negatively impact our cash flows and materially affect our results of operations or financial condition.
Currency fluctuations may adversely affect our results of operations or financial condition, and changes in foreign currency exchange rates can affect our competitive position, selling prices and manufacturing costs.
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
We are sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes depends primarily on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects. During the last two years, the relative value of the Canadian dollar ranged from US$1.02 in March 2008 to US$0.77 in October 2008 and increased back to US$0.95 as of December 31, 2009. Based on exchange rates and operating conditions projected for 2010, and prior to the impact of our Plans of Reorganization, we project that a one-cent increase in the Canadian-U.S. dollar exchange rate would decrease our pre-tax income (loss) for 2010 by approximately $18 million.
If the Canadian dollar continues to remain strong or gets stronger versus the U.S. dollar, it could influence the foreign exchange rate assumptions that are used in our evaluation of long-lived assets for impairment and consequently, result in asset impairment charges.
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

ABITIBIBOWATER INC.
Actions by competitors can affect our ability to sell our products and can affect the volatility of the prices at which our products are sold. While the principal basis for competition is price, we also compete on the basis of customer service, quality and product type. There has also been an increasing trend toward consolidation among our customers. With fewer customers in the market for our products, our negotiation position with these customers could be weakened. In addition, the Creditor Protection Proceedings may be used by our competitors in an attempt to divert our existing customers or may discourage future customers from purchasing our products under long-term agreements.
In addition, our industry is capital intensive, which leads to high fixed costs. Some of our competitors may be lower-cost producers in some of the businesses in which we operate. Global newsprint capacity, particularly Chinese and European newsprint capacity, has been increasing, which may result in lower prices, volumes or both for our exported products. We believe that new hardwood pulp capacity at South American pulp mills has unit costs that are significantly below those of our hardwood kraft pulp mills. Other actions by competitors, such as reducing costs or adding low-cost capacity, may adversely affect our competitive position in the products we manufacture and consequently, our sales, operating income and cash flows. We may not be able to compete effectively and achieve adequate levels of sales and product margins. Failure to compete effectively would have a material adverse effect on our business, financial condition or results of operations.
The forest products industry is highly cyclical. Fluctuations in the prices of, and the demand for, our products could result in small or negative profit margins, lower sales volumes and curtailment or closure of operations.
The forest products industry is highly cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. Most of our paper and wood products are commodities that are widely available from other producers and even our coated and specialty papers are susceptible to these fluctuations. Because our commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture and distribute and consequently, our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general economic conditions in North America and worldwide. In 2008 and 2009, we experienced lower demand and decreased pricing for our wood products due to a weaker U.S. housing market. As a result, during 2008, we announced the curtailment of annualized capacity of approximately 1.3 billion board feet of lumber in the provinces of Quebec and British Columbia and during 2009, we continued our wood products’ operating rate at extremely low levels. We have not seen any significant improvement in the U.S. housing market in 2010 and there is significant uncertainty with respect to near-term prospects for recovery in the market. Curtailments or shutdowns could result in asset impairments at the affected facilities and could materially and adversely affect our results of operations or financial condition.
Subsequent to our emergence from the Creditor Protection Proceedings, we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to service our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement that will govern our ABL Credit Facility and the notes indenture will restrict our ability to dispose of assets and use the proceeds from any such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or obtain proceeds in an amount sufficient to meet any debt service obligations when due.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the notes and the ABL Credit Facility.
If we cannot service our debt obligations, we will be in default and as a result, holders of the notes could declare all outstanding principal and interest to be due and payable, the lenders under the ABL Credit Facility could terminate their

ABITIBIBOWATER INC.
commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation.
Our degree of leverage upon emergence from the Creditor Protection Proceedings may limit our financial and operating activities.
Our historical capital requirements have been considerable and our future capital requirements could vary significantly and may be affected by general economic conditions, currency exchange rates, industry trends, performance, interest rates and many other factors that are not within our control. Subject to the limits contained in the credit agreement that will govern our ABL Credit Facility, the notes indenture and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Our substantial level of indebtedness has had in the past, and could have in the future, important consequences, including the following:
•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, product developments, acquisitions or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the ABL Credit Facility, will be at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in our industry;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.
The credit agreement that will govern the ABL Credit Facility and the notes indenture may restrict our ability to respond to changes or to take certain actions.
The notes indenture and the credit agreement that will govern our ABL Credit Facility will contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including, among other things, restrictions on our ability to:
•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	pay dividends or make distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	incur liens;

•	restrict dividends, loans or asset transfers from our subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	consolidate or merge with or into, or sell substantially all of our assets to another person;

•	enter into transactions with affiliates; and

•	enter into new lines of business.
In addition, the restrictive covenants in the credit agreement that will govern our ABL Credit Facility will require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet them.

ABITIBIBOWATER INC.
A breach of the covenants under the notes indenture or under the credit agreement that will govern the ABL Credit Facility could result in an event of default under the applicable indebtedness. Such default may allow the holders to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement that will govern our ABL Credit Facility would permit the lenders under our ABL Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Credit Facility, those lenders could proceed against the collateral over which they have priority granted to them to secure that indebtedness. In the event our lenders or holders of the notes accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities. These restrictions may affect our ability to grow in accordance with our plans.
Our operations require substantial capital and we may not have adequate capital resources to provide for all of our capital requirements.
Our businesses are capital intensive and require regular capital expenditures in order to maintain our equipment, increase our operating efficiency and comply with environmental laws. In addition, significant amounts of capital may be required to modify our equipment to produce alternative grades with better demand characteristics or to make significant improvements in the characteristics of our current products. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs and capital expenditures, we would have to obtain additional funds from borrowings or other available sources or reduce or delay our capital expenditures. Current global credit conditions and the downturn in the global economy have resulted in a significant decline in the credit markets and the overall availability of credit. Our indebtedness upon emergence from the Creditor Protection Proceedings could adversely affect our financial health, limit our operations and impair our ability to raise additional capital. See “—Our degree of leverage upon emergence from the Creditor Protection Proceedings may limit our financial and operating activities” above. We may not be able to obtain additional funds on favorable terms or at all. If we cannot maintain or upgrade our equipment as we require, we may become unable to manufacture products that compete effectively. At this time, we cannot predict the impact of the Creditor Protection Proceedings on our capital expenditure program. An inability to make required capital expenditures in a timely fashion could have a material adverse effect on our growth, business, financial condition or results of operations.
We may not be successful in implementing our strategies to increase our return on capital.
We are targeting a higher return on capital, which may require significant capital investments with uncertain return outcomes. Our strategies include improving our business mix, reducing our costs and increasing operational flexibility, targeting export markets with better newsprint demand and exploring strategic alternatives. There are risks associated with the implementation of these strategies, which are complicated and involve a substantial number of mills, machines, capital and personnel. To the extent we are unsuccessful in achieving these strategies, our results of operations may be adversely affected.
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
Wood fiber is a commodity and prices historically have been cyclical, are subject to market influences and may increase in particular regions due to market shifts. Pricing of recycled fiber is also subject to market influences and has experienced significant fluctuations. During the last two years, the prices of old newspapers have ranged from a high of $195 average per ton during the third quarter of 2008 to a low of $76 average per ton during the first quarter of 2009 and averaged $131 per ton during the fourth quarter of 2009. There can be no assurance that prices of recycled fiber will remain at their current level or at levels that are economic for us to use. Any sustained increase in fiber prices would increase our operating costs

ABITIBIBOWATER INC.
and we may be unable to increase prices for our products in response. Such condition could have a material adverse effect on our profitability, results of operations or financial condition.
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
An increase in the cost of our purchased energy and other raw materials would lead to higher manufacturing costs, thereby reducing our margins.
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
The global financial crisis and economic downturn could continue to negatively impact our liquidity, results of operations or financial condition and it may cause a number of the risks that we currently face to increase in likelihood, magnitude and duration.
The global financial crisis and economic downturn has adversely affected economic activity globally. Our operations and performance depend significantly on worldwide economic conditions. Customers across all of our businesses have been delaying and reducing their expenditures in response to deteriorating macroeconomic and industry conditions and uncertainty, which has had a significant negative impact on the demand for our products and therefore, the cash flows of our businesses, and could continue to have a negative impact on our liquidity and capital resources.
Our newsprint, coated papers and specialty papers demand has been and is expected to be negatively impacted by higher unemployment and lower gross domestic product growth rates. We believe that some consumers have reduced newspaper and magazine subscriptions as a direct result of their financial circumstances in the current economic downturn, contributing to lower demand for our products by our customers. Additionally, advertising demand in magazines and newspapers, including classified advertisements, automotive dealerships and real estate agencies, have been impacted by higher unemployment, lower automobile sales and the distressed real estate environment. Lower demand for print advertisements leads to less pages in newspaper, magazines and other advertisement circulars and periodicals, decreasing the demand for our products. Furthermore, consumer and advertising-driven demand for our paper products may not recover, even with an economic recovery, as purchasing habits may be permanently changed with a prolonged economic downturn.
The economic downturn has had a profoundly negative impact on the U.S. housing industry, which sets the prices for many of our lumber and other wood-based products. U.S. housing starts declined from approximately 1.4 million in 2007 to

ABITIBIBOWATER INC.
approximately 0.6 million in 2009, reflecting a 57% decline, according to the U.S. Census Bureau. With this low level of primary demand for our lumber and other wood-based products, our business and others in the industry may be cash flow negative until there is a meaningful recovery in new residential construction demand. With less demand for saw logs at sawmills throughout North America and lower saw log prices, our timberland values may have declined, impacting some of our financial options. Additionally, with less lumber demand, sawmills have generated less sawdust and wood chips and shavings that we and our competition use for fiber for our mills. The price of sawdust and wood chips for our mills that need to purchase their furnish on the open market may also continue to be at elevated levels, until there is a meaningful recovery in new residential demand in the U.S.
Changes in laws and regulations could adversely affect our results of operations.
We are subject to a variety of foreign, federal, state, provincial and local laws and regulations dealing with trade, employees, transportation, taxes, timber and water rights, pension funding and the environment. Changes in these laws or regulations or their interpretations or enforcement have required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. For example, changes in environmental laws and regulations have in the past, and could in the future, require us to spend substantial amounts to comply with restrictions on air emissions, wastewater discharge, waste management and landfill sites, including remediation costs. Environmental laws are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially.
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
We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing air emissions, wastewater discharges, timber harvesting, the storage, management and disposal of hazardous substances and waste, the clean-up of contaminated sites, landfill and lagoon operation and closure, forestry operations, endangered species habitat and health and safety. As an owner and operator of real estate and manufacturing and processing facilities, we may be liable under environmental laws for cleanup and other costs and damages, including tort liability and damages to natural resources, resulting from past or present spills or releases of hazardous or toxic substances on or from our current or former properties. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of, any spill or release of hazardous or toxic substances on or from our property, or at properties where we arranged for the disposal of regulated materials. Claims may also arise out of currently unknown environmental conditions or aggressive enforcement efforts by governmental or private parties. As a result of the above, we may be required to record additional environmental liabilities. For a more detailed description of environmental matters, see Note 22, “Commitments and Contingencies – Environmental matters,” included in our consolidated financial statements for the year ended December 31, 2009 included in our 2009 Annual Report
We are subject to physical and financial risks associated with climate change.
Our operations are subject to climate variations, which impact the productivity of forests, the distribution and abundance of species and the spread of disease or insect epidemics, which may adversely or positively affect timber production. Over the past several years, changing weather patterns and climatic conditions have added to the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, snow and ice storms, which could also affect our woodlands or cause variations in the cost for raw materials, such as fiber. Changes in precipitation resulting in droughts could adversely affect our hydroelectric facilities’ production, increasing our energy costs, while increased precipitation may generally have positive effects.
To the extent climate change impacts raw material availability or our electricity production, it may also impact our costs and revenues. Furthermore, should financial markets view climate change as a financial risk, our ability to access capital

ABITIBIBOWATER INC.
markets or to receive acceptable terms and conditions could be affected.
We may be required to record additional long-lived asset impairment charges.
Losses related to impairment of long-lived assets are recognized when circumstances indicate the carrying values of the assets may not be recoverable, such as continuing losses in certain locations. When certain indicators that the carrying value of a long-lived asset may not be recoverable are triggered, we evaluate the carrying value of the asset group in relation to our expected undiscounted future cash flows. If the carrying value of the asset group is greater than the expected undiscounted future cash flows, an impairment charge is recorded based on the excess of the long-lived asset group’s carrying value over its fair value.
It is possible that we could record additional non-cash long-lived asset impairment charges in future periods when there is a triggering event. If we are required to record such impairment charges, such charges would be recorded as operating expenses and would directly and negatively impact our reported operating income (loss) and net income (loss), which could have a negative impact on the trading prices of our equity securities.
We have net liabilities with respect to our pension plans and the actual cost of our pension plan obligations could exceed current provisions.
As of December 31, 2009, our defined benefit pension plans were under-funded by an aggregate of approximately $424 million on a financial accounting basis. Our future funding obligations for the defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trust for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and demographic experience (e.g., mortality and retirement rates) and any changes in government laws and regulations. Any adverse change to any of these factors may require us to increase our cash contributions to our pension plans and those additional contributions could have a material adverse effect on our cash flows and results of operations. These cash payments could become significant and potentially impact our cash flow, financial flexibility and access to capital.
We obtained an order from the Canadian Court on May 8, 2009 specifying that the payment of special contributions for past service to Canadian pension plans maintained by Abitibi and Bowater could be temporarily suspended. Abitibi and Bowater continue to make their respective Canadian pension plan contributions for current service costs.
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
Abitibi and Bowater sponsor several registered pension plans for their employees and retirees in Canada. These plans include 15 defined benefit plans registered in Quebec or Ontario, which have a material aggregate solvency deficit for which funding relief has been sought. Employees will cease to accrue credited service in these defined benefit plans effective December 31, 2010 and will be enrolled in target benefit pension plans (unionized employees) or defined contribution pension plans (non-unionized employees) beginning on January 1, 2011.
It is a condition precedent to the implementation of the CCAA Reorganization Plan that funding relief regulations be adopted in form and substance satisfactory to the CCAA Debtors pursuant to the Supplemental Pension Plans Act (Quebec) and the Pension Benefits Act (Ontario) for our benefit with respect to the funding of our respective defined benefit pension plans registered in each such province.
We have reached an agreement with the Quebec provincial government pursuant to which we made a number of undertakings on behalf of AbiBow Canada as a condition precedent to the government adopting the necessary funding relief regulations.
Consistent with our previously-disclosed agreement in principle with the Quebec pension authorities, the funding relief regulations are expected to provide, among other things, that AbiBow Canada’s aggregate annual contribution in respect of the solvency deficits in its material Canadian registered pension plans for each year from 2011 through 2020 will be limited

ABITIBIBOWATER INC.
to the following: (i) a Cdn$50 million basic contribution; (ii) beginning in 2013, if the plans’ aggregate solvency ratio falls below a specified target for a year, an additional contribution equal to 15% of free cash flow up to Cdn$15 million per year and (iii) beginning in 2016, if the amount payable for benefits in a year exceeds a specified threshold and the plans’ aggregate solvency ratio is more than 2% below the target for that year, a supplementary contribution equal to such excess (such supplementary contribution being capped at Cdn$25 million on the first occurrence only of such an excess). Should a plan move into a surplus during the 2011 – 2020 period, it will cease to be subject to this funding relief. After 2020, the funding rules in place at the time will apply to any remaining deficit.
The province of Quebec’s enactment of the funding relief regulations described above is conditional upon the province of Ontario taking equivalent measures for our pension plans under its jurisdiction. We are having similar discussions with the province of Ontario’s pension and finance authorities. There can be no assurance that those discussions will be successful.
We are of the view that our ability to consummate our exit financing will also depend on the satisfaction of this condition precedent without which our viability remains uncertain.
Implementation of the funding relief is subject to reaching agreement on the detailed parameters thereof with the applicable regulatory authorities and to adoption by the Quebec and Ontario governments of the requisite funding relief regulations. We expect that we will be required to send detailed information packages on the proposed funding relief to plan beneficiaries and unions.
If funding relief regulations are adopted in form and substance satisfactory to us, we may lose the benefit of such regulations if we fail to satisfy the conditions of any such regulations or related agreement with Canadian authorities. It is also possible that provinces other than Quebec and Ontario could try to assert jurisdiction and attempt to compel additional funding of certain of our Canadian registered pension plans in respect of plan members associated with sites we formerly operated in their respective provinces. In either case, this could have a material adverse effect on our profitability, liquidity, results of operations or financial condition.
We may not be compensated for the expropriation of certain assets by the Government of Newfoundland and Labrador.
On December 16, 2008, following our December 4, 2008 announcement of the permanent closure of our Grand Falls, Newfoundland and Labrador newsprint mill, the province of Newfoundland and Labrador passed legislation under Bill 75 to expropriate, among other things, all of our timber rights, water rights, leases and hydroelectric assets in the province of Newfoundland and Labrador, whether partially or wholly owned through our subsidiaries and affiliated entities. The province also announced that it did not plan to compensate us for the loss of the water and timber rights, but indicated that it may compensate us for certain of our hydroelectric assets. However, it made no commitment to ensure that such compensation would represent the fair market value of such assets.
On February 25, 2010, we filed a Notice of Arbitration against the government of Canada under NAFTA, asserting that the expropriation was arbitrary, discriminatory and illegal. Our claim sought direct compensation for damages of approximately Cdn$500 million, plus additional costs and relief. We negotiated with the Canadian government in an effort to come to a settlement and avoid protracted NAFTA proceedings and on August 24, 2010, we reached a formal settlement agreement. Under the agreement, the government of Canada has agreed to pay AbiBow Canada Cdn$130 million (approximately $126 million) following our emergence from the Creditor Protection Proceedings. As part of the settlement agreement, we have agreed to waive our legal actions and claims against the government of Canada under NAFTA. The Canadian Court and U.S. Court approved the settlement agreement on September 1, 2010 and September 14, 2010, respectively. The settlement agreement is contingent upon the Courts’ approval of the Plans of Reorganization. While the Canadian Court has sanctioned the CCAA Reorganization Plan, there can be no assurance that the U.S. Court will confirm the Chapter 11 Reorganization Plan.
We could be compelled to remediate certain sites we formerly owned and/or operated in the province of Newfoundland and Labrador.
On March 31, 2010, the Canadian Court dismissed a motion for declaratory judgment brought by the province of Newfoundland and Labrador, awarding costs in our favor, and thus confirmed our position that the five orders the province issued under Section 99 of its Environmental Protection Act on November 12, 2009 are subject to the stay of proceedings pursuant to the Creditor Protection Proceedings. The province of Newfoundland and Labrador’s orders could have required

ABITIBIBOWATER INC.
us to proceed immediately with the environmental remediation of various sites we formerly owned or operated, some of which the province expropriated in December 2008 with Bill 75. If the province requests an extension to the applicable court-imposed deadline by which its claim had to be filed in order to receive any distribution in the Creditor Protection Proceedings, a request we can contest, and if the Canadian Court grants the request, the province’s claim based on the environmental orders would be subject to the existing claims process and would be subject to compromise. The province sought leave to appeal the Canadian Court’s judgment to the Quebec Court of Appeal, which was denied on May 18, 2010. The Canadian Court also dismissed, without costs, the province of British Columbia’s intervention in those proceedings. The province of Newfoundland and Labrador filed notice of application for leave to appeal the Quebec Court of Appeal’s judgment to the Supreme Court of Canada on August 16, 2010. The matter is now pending before the Supreme Court. Any additional environmental remediation payments required to be made by us could have a material adverse effect on our profitability, liquidity or financial condition. For a more detailed description of environmental matters, see Note 22, “Commitments and Contingencies – Environmental matters,” included in our consolidated financial statements for the year ended December 31, 2009 included in our 2009 Annual Report.
The continued weakness in the global economy may significantly inhibit our ability to sell assets.
Non-core asset sales have been and may continue to be a source of additional liquidity and may be a source of debt repayment in the future. We expect to continue to review non-core assets and seek to divest those that no longer fit within our long-term strategic business plan. However, as a result of the current global economy and credit conditions, it may be difficult for potential purchasers to obtain the financing necessary to buy such assets. As a result, we may be forced to sell the assets for significantly lower amounts than planned or may not be able to sell them at all.
We could lose any or all of our equity interest in ANC.
On June 15, 2009, we filed a motion with the U.S. Court to reject an amended and restated call agreement (the “Call Agreement”) in respect of Augusta Newsprint Inc. (“ANI”), an indirect subsidiary of The Woodbridge Company Limited (“Woodbridge”) and our partner in ANC. ANC is the partnership that owns and operates the Augusta, Georgia newsprint mill. The Call Agreement obligated ACSC to either buy out ANI at a price well above market, or risk losing all of its equity in the joint venture pursuant to forced sale provisions. The U.S. Court granted our motion on October 27, 2009 and approved the rejection of the Call Agreement. Our counterparties to the Call Agreement filed a Notice of Appeal with the U.S. Court on November 3, 2009. If the U.S. Court’s judgment is not upheld and a forced sale is consummated, there can be no assurance that we would be able to recover any or all of our 52.5% equity interest in ANC, which as of December 31, 2009, was approximately $100 million.
Also, on March 9, 2010, Woodbridge filed a motion in the U.S. Court to force ACSC to reject the partnership agreement governing ANC. If ACSC were forced to reject the partnership agreement, the future of the Augusta mill would be uncertain. We filed an objection to the motion on April 9, 2010. This motion is pending before the U.S. Court. The loss of the Augusta newsprint mill or the joint venture interests or an adverse determination with respect to this dispute could have a material adverse effect on our financial condition or results of operations.
We could experience disruptions in operations or increased labor costs due to labor disputes.
As of September 30, 2010, we employed approximately 11,000 people, of whom approximately 8,000 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paper workers Union (the “CEP”) in Canada and predominantly by the United Steelworkers International in the U.S.
A significant number of our collective bargaining agreements with respect to our paper operations in Eastern Canada expired at the end of April 2009. At the beginning of March 2010, we reached an agreement in principle with the CEP and the Confederation des syndicats nationaux (the “CSN”), subject to the resolution of ongoing discussions with the governments of Quebec and Ontario regarding funding relief in respect of the material solvency deficits in pension plans sponsored by Abitibi and Bowater. As of June 2010, we had entered into new collective bargaining agreements with most of the affected unionized employees.
The employees at the Mokpo facility have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear; we served the six-month notice necessary to terminate the collective bargaining agreement related to the Mokpo facility on June 19, 2009.
We may not be able to reach or finalize satisfactory agreements with all of our employees, which could result in strikes or work

ABITIBIBOWATER INC.
stoppages by affected employees. We could therefore experience a disruption of our operations, which could affect our business, financial condition or results of operations.
The occurrence of natural or man-made disasters could disrupt our supply chain and the delivery of our products and adversely affect our financial condition or results of operations.
The success of our businesses is largely contingent on the availability of direct access to raw materials and our ability to ship products on a timely basis. As a result, any event that disrupts or limits transportation or delivery services would materially and adversely affect our business. In addition, our operating results are dependent on the continued operation of our various production facilities and the ability to complete construction and maintenance projects on schedule. Material operating interruptions at our facilities, including interruptions caused by the events described below, may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties.
Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in our business and the transportation of raw materials, products and wastes. These potential hazards include:
•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failures;

•	unscheduled downtimes;

•	supplier disruptions;

•	labor shortages or other labor difficulties;

•	transportation interruptions;

•	remediation complications;

•	discharges or releases of toxic or hazardous substances or gases;

•	other environmental risks; and

•	terrorist acts.
Some of these hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage and may result in suspension of operations, the shutdown of affected facilities and the imposition of civil or criminal penalties. Furthermore, except for claims that are addressed by the Plans of Reorganization, we will also continue to be subject to present and future claims with respect to workplace exposure, exposure of contractors on our premises, as well as other persons located nearby, workers’ compensation and other matters.
We maintain property, business interruption, product, general liability, casualty and other types of insurance, including pollution and legal liability, that we believe are in accordance with customary industry practices, but we are not fully insured against all potential hazards incident to our business, including losses resulting from natural disasters, war risks or terrorist acts. Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, we might not be able to finance the amount of the uninsured liability on terms acceptable to us or at all, and might be obligated to divert a significant portion of our cash flow from normal business operations.
Shared control or lack of control of joint ventures may delay decisions or actions regarding the joint ventures.
A portion of our operations currently are, and may in the future be, conducted through joint ventures, where control may be exercised by or shared with unaffiliated third parties. We cannot control the actions of our joint venture partners, including any nonperformance, default or bankruptcy of joint venture partners. The joint ventures that we do not control may also lack adequate internal controls systems.

ABITIBIBOWATER INC.
In the event that any of our joint venture partners do not observe their joint venture obligations, it is possible that the affected joint venture would not be able to operate in accordance with our business plans or that we would be required to increase our level of commitment in order to give effect to such plans. As with any such joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major matters, potentially adversely affecting the business and operations of the joint ventures and in turn our business and operations.
Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial position or results of operations.
Trends in alternative media continue to impact the operations of our newsprint customers. See “—Developments in alternative media could continue to adversely affect the demand for our products, especially in North America, and our responses to these developments may not be successful” above. If a customer is forced into bankruptcy as a result of these trends, any receivables related to that customer prior to the date of the bankruptcy filing of such customer may not be realized. In addition, such a customer may choose to reject its contracts with us, which could result in a larger claim arising prior to the date of the bankruptcy filing of such customer that also may not be realized.
The impact of cancellation of indebtedness and changes in other tax attributes may significantly diminish the availability and value of our tax attributes and could significantly increase the amount of taxes we would otherwise pay in the future.
As a result of the Creditor Protection Proceedings, we will recognize significant cancellation of indebtedness income (“COD”) for U.S. federal income tax purposes. When COD is recognized for U.S. federal income tax purposes pursuant to a plan of reorganization, it is not required to be included in taxable income for U.S. federal income tax purposes, but certain tax attributes (e.g., net operating losses, income tax credits and tax basis in certain assets) that would otherwise be available to offset any future taxable income are required to be reduced or eliminated by the amount of such COD. Similarly, gain on the settlement of debt pursuant to the CCAA Proceedings will reduce tax attributes under Canadian tax laws. In addition, under U.S. federal income tax law, to the extent tax attributes survive, these attributes may be significantly limited as to their future use pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The attribute reduction and Section 382 and 383 limits described above could significantly diminish the availability and value of our tax attributes and could significantly increase the amount of taxes we would otherwise pay in the future.
Risks Relating to Our Creditor Protection Proceedings
Our Creditor Protection Proceedings raise substantial doubt about our ability to continue as a going concern.
Our Unaudited Interim Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our Creditor Protection Proceedings raise substantial doubt about our ability to continue as a going concern.
The Creditor Protection Proceedings and our debtor in possession financing arrangements, which are discussed under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” have provided us with a period of time to stabilize our operations and financial condition and develop our Plans of Reorganization. Management believes that these actions make the going concern basis of presentation appropriate. However, given the uncertainty involved in these proceedings, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Further, our ability to continue as a going concern is dependent on market conditions and our ability to obtain confirmation of the Chapter 11 Reorganization Plan from the U.S. Court, successfully implement the Plans of Reorganization, improve profitability and consummate our exit financing to replace our debtor in possession financing arrangements. However, it is not possible to predict whether the actions taken in our restructuring will result in improvements to our financial condition sufficient to allow us to continue as a going concern. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities.
Because our consolidated financial statements will reflect fresh start accounting adjustments effective upon our emergence from the Creditor Protection Proceedings, information reflecting our results of operations and financial position will not be comparable to prior periods.
Effective upon our emergence from the Creditor Protection Proceedings, we will apply the fresh start accounting guidance in FASB ASC 852 (“fresh start accounting”), pursuant to which the reorganization value, as determined in our approved

ABITIBIBOWATER INC.
Plans of Reorganization, will be allocated to our assets in accordance with FASB ASC 805, “Business Combinations.” Additionally, the implementation of our Plans of Reorganization will, among other things, result in a new capital structure that will replace our historical pre-petition capital structure. The application of fresh start accounting and the implementation of our Plans of Reorganization will materially change the carrying amounts and classifications reported in our consolidated financial statements and will result in the Company becoming a new entity (the “successor company”) for financial reporting purposes. Accordingly, the consolidated financial statements for the successor company will not be comparable to the consolidated financial statements of the predecessor company.
The terms of our current financing arrangements severely limit our ability to plan for or respond to changes in our business.
We are subject to a number of significant restrictions under our debtor in possession financing arrangements. These restrictions limit our ability to:
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
Our failure to comply with these covenants could result in our being required to repay these borrowings before their due date. If we are unable to make these repayments or otherwise refinance these borrowings, our lenders could foreclose on our assets and could force us into a liquidation.
The Plans of Reorganization provide that our outstanding common stock and the exchangeable shares of AbitibiBowater Canada Inc. will be canceled for no consideration, but they may continue to trade on the over-the-counter market until cancellation.
The Plans of Reorganization provide that all of our currently outstanding common stock and exchangeable shares will be canceled for no consideration. Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and securities, as their value is highly speculative.
Our common stock is currently traded in the over-the-counter market and is quoted on the Pink Sheets and on the OTC Bulletin Board under the symbol “ABWTQ.” We can provide no assurance that our common stock will continue being quoted on the Pink Sheets until the effective date of the Plans of Reorganization. In addition, securities that trade over-the-counter are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 under the Securities Exchange Act of 1934, as amended, commonly referred to as the “penny stock rule.”
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

ABITIBIBOWATER INC.
During the pendency of the Creditor Protection Proceedings, our financial results may be volatile and may not reflect historical trends.
During the pendency of the Creditor Protection Proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities (including mill and paper machine closures and idlings), contract terminations, repudiations and rejections and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance following the dates we initiated the Creditor Protection Proceedings. Further, we may sell or otherwise dispose of assets or businesses and liquidate or settle liabilities, with Court and/or Monitor approval, as applicable, for amounts other than those reflected in our historical financial statements. Any such sale or disposition and the Plans of Reorganization could materially change the amounts and classifications reported in our Unaudited Interim Consolidated Financial Statements, which do not reflect any adjustments related to the Plans of Reorganization, except for certain charges discussed in Note 3, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
Our current liquidity position imposes significant risks to our operations.
Because of the public disclosure of our liquidity issues, and despite the liquidity provided by our debtor in possession financing arrangements, our ability to maintain credit terms with our suppliers may be impaired. We could be required to pay cash in advance to additional vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some customers could become reluctant to enter into long-term agreements with us.
The outstanding principal amount of loans under the Bowater DIP Agreement, plus accrued and unpaid interest, will be due and payable on the earliest of: (i) December 31, 2010, (ii) the effective date of the Plans of Reorganization or (iii) the acceleration of loans and termination of the commitments. The Abitibi and Donohue accounts receivable securitization program will terminate on June 10, 2011, but may be terminated earlier with the occurrence of certain events of termination or the substantial consummation of the Plans of Reorganization. The ULC DIP Facility will terminate on the earliest of: (i) December 31, 2010, (ii) the effective date of the Plans of Reorganization or (iii) the acceleration of the ULC DIP Facility or the occurrence of an event of default.
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
The actual allowed claims may differ from the estimated claims and adversely affect the percentage recovery of claims.
Our estimated claims set forth in the disclosure documents related to the Plans of Reorganization are based on various assumptions and the actual allowed amounts of claims may significantly differ from the estimates. Should one or more of the underlying assumptions ultimately prove to be incorrect, the actual allowed amounts of claims may vary from the estimated claims contained in the disclosure documents and such differences may materially and adversely affect, among other things: the percentage recoveries to holders of allowed claims under the Plans of Reorganization; our ability to consummate the Plans of Reorganization; our ability to realize the financial projections included in the Plans of Reorganization and our need to raise additional debt or equity financing.
We may not achieve the financial performance projected under the Plans of Reorganization.
The financial projections we prepared in connection with our seeking confirmation of the Plans of Reorganization are the projections of future performance of our operations on a consolidated basis through fiscal year 2014, after giving effect to the Plans of Reorganization, and do not purport to represent what our actual financial position will be upon emergence from the Creditor Protection Proceedings or represent what the fair value of our assets and liabilities will be at the effective date of the Plans of Reorganization. We prepared the projected financial information to demonstrate to the Courts the feasibility of the Plans of Reorganization and our ability to continue operations upon our emergence from the Creditor Protection Proceedings. Furthermore, our independent accountants have not examined, compiled or performed any procedures with

ABITIBIBOWATER INC.
respect to such projections and have assumed no responsibility for such projections. These projections were prepared solely for the purpose of the Creditor Protection Proceedings and have not been, and will not be, updated on an ongoing basis. At the time they were prepared, the projections reflected numerous assumptions. In addition, asset impairments, asset disposition and restructuring activities (including mill and paper machine closures and idlings) could also impact our financial projections. These financial projections were based on numerous estimates of values and assumptions including the timing, confirmation and consummation of the Plans of Reorganization in accordance with their terms, our anticipated future performance, industry performance, general business and economic conditions and other matters, many of which are beyond our control and some or all of which may not materialize. These estimates and assumptions were based on management’s judgment based on facts available and determinations made at the time the financial projections were prepared, and may turn out to have been incorrect over time, which could have a material effect on our ability to meet the financial projections. It is also not possible to predict with certainty that the actions taken in connection with the Creditor Protection Proceedings based on the estimates and assumptions will result in an improved financial and operating condition that ensures our long-term viability. In addition, achievement of the financial performance under the Plans of Reorganization will be dependent upon our ability to achieve substantial cost savings. While management expects to be able to achieve these cost savings, there can be no assurance that such cost savings can be realized within the anticipated timeframes or at all.
In addition, unanticipated events and circumstances occurring after the date the Plans of Reorganization were filed may affect the actual financial results of our operations. We do not intend to update the financial projections and thus, the financial projections will not reflect the impact of any subsequent events not already accounted for in the assumptions underlying the financial projections.
Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections.
Certain liabilities will not be fully extinguished as a result of the confirmation of the Plans of Reorganization by the Courts.
While a significant amount of our existing liabilities will be discharged upon emergence from the Creditor Protection Proceedings, a number of obligations may remain in effect following the effective date of the Plans of Reorganization. Various agreements and liabilities are expected to remain in place, such as certain employee benefit and pension obligations, potential environmental liabilities related to sites in operation or formerly owned or operated by us and other contracts that, even if modified during the Creditor Protection Proceedings, may still subject us to substantial obligations and liabilities. Other claims, such as those alleging toxic tort or product liability, or environmental liability related to formerly owned or operated sites, may not be extinguished.
Other circumstances in which claims and other obligations that arose prior to Creditor Protection Proceedings may not have been discharged include instances where a claimant had inadequate notice of the Creditor Protection Proceedings or a valid argument as to when its claim arose as a matter of law or otherwise.
We cannot be certain that the Creditor Protection Proceedings will not adversely affect our operations going forward.
Although we will emerge from the Creditor Protection Proceedings upon consummation of the Plans of Reorganization, there can be no assurance that the Creditor Protection Proceedings will not adversely affect our operations going forward, including our ability to negotiate favorable terms from suppliers, hedging counterparties and others and to attract and retain customers. The failure to obtain such favorable terms and retain customers could adversely affect our financial performance.
Occurrence of the effective date of the Plans of Reorganization is subject to a number of significant conditions and undue delay may significantly disrupt our operations.
Although we believe that the effective date of the Plans of Reorganization will occur in the fourth quarter of 2010, there can be no assurance as to such timing or that all conditions precedent will be satisfied. The occurrence of the effective date is subject to certain conditions precedent as described in the Plans of Reorganization, including, among other things, conditions relating to the exit financing facilities, the receipt or filing of all applicable approvals or applications with applicable government entities, certain agreements with unions having been executed and ratified and the adoption of funding relief measures in respect of our pension plans in Ontario and Quebec. It is also possible that a party objecting to

ABITIBIBOWATER INC.
the confirmation of the Plans of Reorganization may seek and obtain a stay of the confirmation order pending its appeal. Failure to meet any of these conditions could result in the Plans of Reorganization not being consummated or the approval orders being vacated.
The continuation of the Creditor Protection Proceedings, particularly if one of the Plans of Reorganization is not approved or confirmed in the time frame currently contemplated, could materially and adversely affect our operations and relationships with our customers, vendors, service providers, employees, regulators and partners. Also, transactions outside the ordinary course of business are subject to the prior approval of the applicable Court and/or the Monitor, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. In addition, if confirmation and consummation of the Plans of Reorganization do not occur expeditiously, the Creditor Protection Proceedings could result in, among other things, increased costs, professional fees and similar expenses, and may also make it more difficult to retain and attract management and other key personnel, and would require senior management to continue to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operations of our business.
If any of the conditions to consummate the Plans of Reorganization are not satisfied, or alternative plans are not approved, we may be forced to liquidate.
If any of the conditions above, including confirmation of the Chapter 11 Reorganization Plan by the U.S. Court and the satisfaction of conditions to the effective date are not satisfied and the Plans of Reorganization are not consummated, or alternative plans are not approved, there can be no assurance that the Creditor Protection Proceedings will continue, or that alternative plans of reorganization, if any, would be approved on comparable terms for holders of claims. The most likely alternative to a continuation of the Creditor Protection Proceedings is a liquidation. In the event of our liquidation, there is a substantial risk that there would be little recovery for holders of unsecured claims.
If the Plans of Reorganization are not confirmed and substantially consummated by December 31, 2010, or if the Plans of Reorganization that are confirmed and effected are materially different from the Plans of Reorganization that we have presently proposed, the net proceeds from the notes offering may not be available to fund our emergence from the Creditor Protection Proceedings.
The net proceeds of the notes offering are being held in an escrow account and will only be released upon the satisfaction of certain conditions. The escrow release conditions include, among other things, that the Plans of Reorganization and related transactions be confirmed by the Courts and substantially consummated on or prior to December 31, 2010, and that there be no amendments, modifications or waivers to the Plans of Reorganization that are materially adverse to us. It is possible that the Plans of Reorganization will not be confirmed and substantially consummated by December 31, 2010. Further, even if confirmed and effected, the Plans of Reorganization may be materially different from our presently proposed Plans of Reorganization. If the escrow release conditions are not met by December 31, 2010, the funds deposited in escrow will be used to redeem the notes at a price equal to the sum of 101% of the issue price of the notes plus accrued and unpaid interest.
Based on the status of the Creditor Protection Proceedings, we believe that there will not be any material changes to the Plans of Reorganization and that the Plans of Reorganization or substantially similar Plans of Reorganization will be timely approved and consummated. However, there can be no assurance that these escrow release conditions will be satisfied and that the funds will be released to fund our emergence from the Creditor Protection Proceedings.
Risks Relating to the New ABH Common Stock
The Plans of Reorganization exchange senior securities for equity.
If the Plans of Reorganization are confirmed, holders of certain claims will receive common stock (“New ABH Common Stock”) from us, as reorganized, upon our emergence from the Creditor Protection Proceedings. Thus, in agreeing to the Plans of Reorganization, certain of those holders will be consenting to the exchange of their interests in senior debt, which has, among other things, a stated interest rate, a maturity date and a liquidation preference over equity securities, for New ABH Common Stock, which will be subordinated to all future creditor and non-equity based claims.
There is no existing trading market for the New ABH Common Stock.
There is no existing trading market for the New ABH Common Stock nor is it known with certainty whether or when a trading market will develop. Although we anticipate that the New ABH Common Stock will be listed on the NYSE and the

ABITIBIBOWATER INC.
TSX, there can be no assurance that such shares will be accepted for listing by the relevant governing body. The lack of liquidity for the New ABH Common Stock may make it more difficult for us to raise additional capital, if necessary, and it may affect the price volatility of the New ABH Common Stock. There can also be no assurance that a holder will be able to sell its New ABH Common Stock at a particular time or that the prices such holder receives when it sells will be favorable. Future trading prices of the New ABH Common Stock will depend on many factors, including our operating performance and financial condition.
It is unlikely that we will pay dividends with respect to the New ABH Common Stock in the foreseeable future.
For the foreseeable future, it is unlikely that we will be paying any dividends with respect to the New ABH Common Stock. Any future determination to pay dividends will be at the discretion of the board of directors and will be dependent on then-existing conditions, including the financial condition, results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.
Upon consummation of the Plans of Reorganization, there may be significant holders of the New ABH Common Stock.
Upon consummation of the Plans of Reorganization, certain holders of claims may receive distributions of the New ABH Common Stock representing a substantial percentage of the outstanding shares of the New ABH Common Stock. If certain holders of claims obtain a sufficiently sizeable position of the New ABH Common Stock, such holders could be in a position to influence the outcome of actions requiring shareholder approval, including, among other things, the election of board members. This concentration of ownership could also facilitate or hinder a negotiated change of control and consequently, impact the value of the New ABH Common Stock. Furthermore, the possibility that one or more holders of a significant number of shares of the New ABH Common Stock may sell all or a large portion of its shares of the New ABH Common Stock in a short period of time may adversely affect the trading price of the New ABH Common Stock.
The trading price for the New ABH Common Stock may be depressed following the effective date of the Plans of Reorganization.
Following the effective date of the Plans of Reorganization, recipients of New ABH Common Stock under the Plans of Reorganization may seek to dispose of such securities to obtain liquidity, which could cause the initial trading prices for these securities to be depressed, particularly in light of the lack of established trading markets for these securities. Further, the possibility that recipients of New ABH Common Stock may determine to sell all or a large portion of their shares in a short period of time may adversely affect the market price of the New ABH Common Stock.
The discussion of our enterprise valuation and the estimated recoveries to holders of claims as disclosed in the Plans of Reorganization are not intended to represent the trading value of the New ABH Common Stock.
The discussion of our enterprise valuation upon emergence from the Creditor Protection Proceedings in the disclosure documents related to the Plans of Reorganization is based on the financial projections developed by us with the assistance of our financial advisors and on certain generally accepted valuation principles. This enterprise valuation is not intended to represent the trading values of our securities in public or private markets. The discussion of our enterprise valuation upon emergence from the Creditor Protection Proceedings is based on numerous assumptions (the realization of many of which are beyond our control), including our successful reorganization, an assumed effective date for the Plans of Reorganization on or about October 1, 2010, our ability to achieve the operating and financial results included in the financial projections and our ability to maintain adequate liquidity to fund operations. Even if we realize the financial projections, the trading market values for the New ABH Common Stock could be adversely impacted by the lack of trading liquidity for these securities, lack of institutional research coverage and concentrated selling by recipients of these securities.
The New ABH Common Stock may be issued in odd lots.
Holders of certain claims may receive odd lot distributions (i.e., less than 100 shares or units) of the New ABH Common Stock under the Plans of Reorganization. Holders may find it more difficult to dispose of odd lots in the marketplace and may face increased brokerage charges in connection with any such disposition.
Upon consummation of the Plans of Reorganization, there may be restrictions on the transfer of New ABH Common Stock.
Holders of New ABH Common Stock issued pursuant to the Plans of Reorganization who are deemed to be “underwriters”

ABITIBIBOWATER INC.
as defined in Section 1145(b) of the Bankruptcy Code, and those holders who are deemed to be “affiliates” or “control persons” within the meaning of the Securities Act and the rules promulgated thereunder, will be unable freely to transfer or to sell their New ABH Common Stock except pursuant to: (i) “ordinary trading transactions” by a holder that is not an “issuer” within the meaning of Section 1145(b), (ii) an effective registration of such securities under the Securities Act and under equivalent state securities or “blue sky” laws or (iii) pursuant to the provisions of Rule 144 or Regulation S under the Securities Act or another available exemption from the registration requirements of the Securities Act. Similarly, under Canadian securities laws, New ABH Common Stock held by “control persons” will generally not be freely tradable in Canada and will be subject to resale restrictions.

ABITIBIBOWATER INC.
ITEM 6. EXHIBITS

Exhibit No.	Description
4.1*	Indenture, dated as of October 4, 2010, between ABI Escrow Corporation and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 8, 2010, SEC File No. 001-33776).

4.2*	Form of 10.25% Senior Note due 2018 (included in Exhibit 4.1)

10.1**	Settlement Agreement, dated as of August 24, 2010, between AbitibiBowater Inc., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc. and AbitibiBowater Canada Inc. and The Government of Canada.

10.2*	Amendment No. 10, dated as of July 15, 2010, to the Senior Secured SuperPriority Debtor In Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Law Debenture Trust Company of New York, as administrative agent and collateral agent, and the lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 26, 2010, SEC File No. 001-33776).

10.3*	First Amendment, dated July 20, 2010, to the Backstop Commitment Agreement, dated May 24, 2010, between AbitibiBowater Inc. and Fairfax Financial Holdings Limited, Avenue Capital Management II, L.P., Paulson Credit Opportunities Master Ltd., Barclays Bank plc, Steelhead Navigator Master, L.P., J.P. Morgan Securities Inc. and Whitebox Advisors, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2010, SEC File No. 001-33776).

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

**	Filed with this Quarterly Report on Form 10-Q.

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
Joseph B. Johnson
Senior Vice President, Finance and Chief Accounting Officer

Dated:     November 15, 2010

ABITIBIBOWATER INC.
INDEX TO EXHIBITS

Exhibit No.	Description
4.1*	Indenture, dated as of October 4, 2010, between ABI Escrow Corporation and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 8, 2010, SEC File No. 001-33776).

4.2*	Form of 10.25% Senior Note due 2018 (included in Exhibit 4.1)

10.1**	Settlement Agreement, dated as of August 24, 2010, between AbitibiBowater Inc., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc. and AbitibiBowater Canada Inc. and The Government of Canada.

10.2*	Amendment No. 10, dated as of July 15, 2010, to the Senior Secured SuperPriority Debtor In Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Law Debenture Trust Company of New York, as administrative agent and collateral agent, and the lenders (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 26, 2010, SEC File No. 001-33776).

10.3*	First Amendment, dated July 20, 2010, to the Backstop Commitment Agreement, dated May 24, 2010, between AbitibiBowater Inc. and Fairfax Financial Holdings Limited, Avenue Capital Management II, L.P., Paulson Credit Opportunities Master Ltd., Barclays Bank plc, Steelhead Navigator Master, L.P., J.P. Morgan Securities Inc. and Whitebox Advisors, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2010, SEC File No. 001-33776).

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Executive Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

**	Filed with this Quarterly Report on Form 10-Q.