Form 10-K
period 2010-12-31
AbitibiBowater Inc.
filed 2011-04-05
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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
(514) 875-2160

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

New York Stock Exchange
Common Stock, par value $.001 per share	Toronto Stock Exchange
(Title of class)	(Name of exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was approximately $6 million. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed pursuant to Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑   No ☐
On December 9, 2010, the predecessor registrant’s common stock, par value $1.00 per share, was canceled and the successor registrant issued 97,134,954 shares of common stock, par value $0.001 per share. As of February 28, 2011, there were 97,134,954 shares of AbitibiBowater Inc. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2010 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Part I

Item 1.	Business	1

Item 1A.	Risk Factors	13

Item 1B.	Unresolved Staff Comments	22

Item 2.	Properties	22

Item 3.	Legal Proceedings	23

Item 4.	(Removed and Reserved)	24

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25

Item 6.	Selected Financial Data	26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	60

Item 8.	Financial Statements and Supplementary Data	61

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	141

Item 9A.	Controls and Procedures	141

Item 9B.	Other Information	141

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	142

Item 11.	Executive Compensation	142

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	142

Item 13.	Certain Relationships and Related Transactions, and Director Independence	142

Item 14.	Principal Accounting Fees and Services	142

Part IV

Item 15.	Exhibits, Financial Statement Schedules	143

Signatures		147
EX-4.4
EX-10.2
EX-10.4
EX-10.5
EX-10.6
EX-10.11
EX-10.12
EX-10.13
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.23
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-10.31
EX-10.32
EX-10.33
EX-12.1
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF
THIRD-PARTY DATA
Statements in this Annual Report on Form 10-K (“Form 10-K”) that are not reported financial results or other historical information of AbitibiBowater Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our,” “us” or the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: restructuring efforts and the reorganization process in connection with our Creditor Protection Proceedings (as defined below); efforts to continue to reduce costs and increase revenues and profitability, including our cost reduction initiatives regarding selling, general and administrative expenses; business outlook; assessment of market conditions; liquidity outlook, prospects, growth, strategies and the industry in which we operate; and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or AbitibiBowater’s shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this Form 10-K include those set forth under the heading “Risk Factors” in Part I, Item 1A.
All forward-looking statements in this Form 10-K are expressly qualified by the cautionary statements contained or referred to in this section and in our other filings with the United States Securities and Exchange Commission (“SEC”) and the Canadian securities regulatory authorities. We disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as required by law.
Market and Industry Data
Information about industry or general economic conditions contained in this Form 10-K is derived from third-party sources and certain trade publications (“Third-Party Data”) that we believe are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.
PART I
ITEM 1. BUSINESS
We are a leading global forest products company with a significant regional and global market presence in newsprint, coated mechanical and specialty papers, market pulp and wood products. We are also one of the largest recyclers of newspapers and magazines in North America. As of December 31, 2010, excluding facilities we have permanently closed as of such date, we owned or operated 18 pulp and paper manufacturing facilities located in Canada, the United States and South Korea and 24 wood products facilities located in Canada.
AbitibiBowater Inc. is a Delaware corporation incorporated on January 25, 2007. On October 29, 2007, Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”) combined in a merger of equals (the “Combination”) with each becoming a subsidiary of AbitibiBowater Inc. Bowater was deemed to be the “acquirer” of Abitibi for accounting purposes and AbitibiBowater Inc. was deemed to be the successor to Bowater for purposes of U.S. securities laws and financial reporting. Therefore, the financial information included in this Form 10-K reflects the results of operations and financial position of Bowater for the periods before October 29, 2007 and those of both Abitibi and Bowater for the periods beginning on or after October 29, 2007.
Creditor Protection Proceedings
Emergence from Creditor Protection Proceedings
AbitibiBowater Inc. and all but one of its debtor affiliates (as discussed below) successfully emerged from Creditor Protection Proceedings under Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”) and the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”), as applicable on December 9, 2010 (the “Emergence Date”). The following is a brief history of the Creditor Protection Proceedings.

On April 16, 2009 and December 21, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) for relief under the provisions of Chapter 11. In addition, on April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries sought creditor protection (the “CCAA Proceedings”) under the CCAA with the Superior Court of Quebec in Canada (the “Canadian Court”). On April 17, 2009, Abitibi and its wholly-owned subsidiary, Abitibi-Consolidated Company of Canada (“ACCC”), each filed a voluntary petition for provisional and final relief (the “Chapter 15 Cases”) in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings and also on that date, AbitibiBowater Inc. and certain of its subsidiaries in the Chapter 11 Cases obtained orders under Section 18.6 of the CCAA in respect thereof (the “18.6 Proceedings”). The Chapter 11 Cases, the Chapter 15 Cases, the CCAA Proceedings and the 18.6 Proceedings are collectively referred to as the “Creditor Protection Proceedings.” The entities that were subject to the Creditor Protection Proceedings are referred to herein as the “Debtors.” The U.S. Court and the Canadian Court are collectively referred to as the “Courts.” Our wholly-owned subsidiary that operates our Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries operated outside of the Creditor Protection Proceedings.
On September 14, 2010 and September 21, 2010, the creditors under the CCAA Proceedings and the Chapter 11 Cases, respectively, with one exception, voted in the requisite numbers to approve the respective Plan of Reorganization. Creditors of Bowater Canada Finance Corporation (“BCFC”), a wholly-owned subsidiary of Bowater, did not vote in the requisite numbers to approve the Plans of Reorganization (as defined below). Accordingly, we did not seek approval of the Plans of Reorganization from the Courts with respect to BCFC. See Item 3, “Legal Proceedings – BCFC Bankruptcy and Insolvency Act Filing,” for information regarding BCFC’s Bankruptcy and Insolvency Act filing on December 31, 2010. On September 23, 2010, the CCAA Plan of Reorganization and Compromise (the “CCAA Reorganization Plan”) was sanctioned by the Canadian Court, on November 23, 2010, the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Reorganization Plan” and, together with the CCAA Reorganization Plan, the “Plans of Reorganization”) was confirmed by the U.S. Court and on December 9, 2010, the Plans of Reorganization became effective.
Upon implementation of the Plans of Reorganization, the Debtors were reorganized through the consummation of several transactions pursuant to which, among other things:
•	each of the Debtors’ operations were continued in substantially the same form;

•	all allowed pre-petition and post-petition secured claims, administrative expense claims and priority claims were paid in full in cash, including accrued interest, if applicable, and all pre-petition and post-petition secured credit facilities were terminated;

•	all outstanding receivable interests sold under the Abitibi and Donohue Corp. (“Donohue,” an indirect, wholly-owned subsidiary of AbitibiBowater Inc.) accounts receivable securitization program were repurchased in cash for a price equal to the par amount thereof and the program was terminated;

•	holders of allowed claims arising from the Debtors’ pre-petition unsecured indebtedness received their pro rata share of common stock issued by us on account of their claims;

•	holders of pre-petition unsecured claims with individual claim amounts of $5,000 or less (or reduced to that amount) were paid in cash in an amount equal to 50% of their claim amount, but under certain circumstances, these claim holders were treated instead like all other holders of claims arising from pre-petition unsecured liabilities and received shares of common stock issued by us on account of their claims;

•	all equity interests in the Predecessor Company (as defined below) existing immediately prior to the Emergence Date, including, among other things, all of our common stock issued and outstanding, were discharged, canceled, released and extinguished;

•	AbitibiBowater Inc. issued an aggregate of 97,134,954 shares of Successor Company (as defined below) common stock, par value $0.001 per share, for the benefit of unsecured creditors of the Debtors in the Creditor Protection Proceedings, and distributed 73,752,881 of those shares in December 2010 to the holders of unsecured claims as of the applicable distribution record date on account of allowed unsecured creditor claims;

•	various equity incentive and other employee benefit plans came into effect, including the AbitibiBowater Inc. 2010 Equity Incentive Plan, pursuant to which 8.5% of common stock on a fully diluted basis (or 9,020,960 shares) was reserved for issuance to eligible persons, of which awards representing not more than 4% (or 4,245,158 shares) were to be made approximately 30 days after the Emergence Date;

•	the Debtors’ obligations to fund the prior service costs related to their pension and other postretirement (“OPEB”) benefit plans were reinstated prospectively;

•	the Debtors’ assets were retained by, and were reinvested in, the Successor Company;

•	AbitibiBowater Inc. assumed by merger the obligations of ABI Escrow Corporation with respect to $850 million in aggregate principal amount of 10.25% senior secured notes due 2018, as further discussed in Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”), under “Liquidity and Capital Resources”; and

•	we entered into the ABL Credit Facility, as defined and further discussed in Item 7 under “Liquidity and Capital Resources.”
From the 97,134,954 shares of Successor Company common stock issued for claims in the Creditor Protection Proceedings, we established a reserve of 23,382,073 shares for claims that remained in dispute as of the Emergence Date, from which we will make supplemental interim distributions to unsecured creditors as and if disputed claims are allowed or accepted. We continue to work to resolve these claims, including the identification of claims that we believe should be disallowed because they are duplicative, were later amended or superseded, are without merit, are overstated or for other reasons. Although we continue to make progress, in light of the substantial number and amount of claims filed and remaining unresolved claims, the claims resolution process may take considerable time to complete. The applicable Court will determine the resolution of claims that we are unable to resolve in negotiations with the affected parties. We may be required to settle certain disputed claims in cash under certain specific circumstances. As such, included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets (as defined below) as of December 31, 2010 is a liability of approximately $35 million for the fair value of the estimated cash settlement of such claims. To the extent there are shares remaining after all disputed claims have been resolved, these shares will be reallocated ratably among unsecured creditors with allowed claims in the Creditor Protection Proceedings pursuant to the Plans of Reorganization.
The common stock of the Successor Company began trading under the symbol “ABH” on both the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (the “TSX”) on December 10, 2010.
Events prior to emergence from Creditor Protection Proceedings
We initiated the Creditor Protection Proceedings to pursue reorganization efforts under the protection of Chapter 11 and the CCAA, as applicable. During the Creditor Protection Proceedings, we remained in possession of our assets and properties and operated our business and managed our properties as “debtors in possession” under the jurisdiction of the Courts and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, the Debtors were authorized to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the approval of the applicable Court(s) or Ernst & Young Inc. (which, under the terms of a Canadian Court order, served as the court-appointed monitor under the CCAA Proceedings (the “Monitor”)), as applicable.
Subject to certain exceptions under Chapter 11 and the CCAA, our filings and orders of the Canadian Court automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us and our property to recover, collect or secure a claim arising prior to the filing of the Creditor Protection Proceedings. Chapter 11 and orders of the Canadian Court gave us the ability to reject certain contracts, subject to Court oversight. We engaged in a review of our various agreements and rejected and repudiated a number of unfavorable agreements and leases, including leases of real estate and equipment. The creditors affected by these actions were given the opportunity to file proofs of claims in the Creditor Protection Proceedings.
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations was stayed as a result of the commencement of the Creditor Protection Proceedings. See Note 17, “Liquidity and Debt,” to our consolidated financial statements and related notes (“Consolidated Financial Statements”) appearing in Item 8 of this Form 10-K, “Financial Statements and Supplementary Data” (“Item 8”), for additional information.
The NYSE and the TSX delisted the Predecessor Company’s common stock at the opening of business on May 21, 2009 and the close of market on May 15, 2009, respectively. During the Creditor Protection Proceedings, the Predecessor Company’s common stock traded in the over-the-counter market and was quoted on the Pink Sheets Quotation Service (the “Pink Sheets”) and on the OTC

Bulletin Board under the symbol “ABWTQ.” In addition, the TSX delisted the exchangeable shares of our indirect wholly-owned subsidiary, AbitibiBowater Canada Inc., at the close of market on May 15, 2009.
Basis of presentation
During Creditor Protection Proceedings
Effective upon the commencement of the Creditor Protection Proceedings and through the Convenience Date, as defined below, we applied the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“FASB ASC 852”), in preparing our consolidated financial statements. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, during the Creditor Protection Proceedings, we: (i) recorded certain expenses, charges and credits incurred or realized that were directly associated with or resulting from the reorganization and restructuring of the business in “Reorganization items, net” in our Consolidated Statements of Operations included in our Consolidated Financial Statements (“Consolidated Statements of Operations”), (ii) classified pre-petition obligations that could be impaired by the reorganization process in our Consolidated Balance Sheets included in our Consolidated Financial Statements (“Consolidated Balance Sheets”) as “Liabilities subject to compromise” and (iii) ceased recording interest expense on certain of our pre-petition debt obligations. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures,” and Note 17, “Liquidity and Debt,” to our Consolidated Financial Statements.
Upon Emergence from Creditor Protection Proceedings
In accordance with FASB ASC 852, fresh start accounting (“fresh start accounting”) was required upon our emergence from the Creditor Protection Proceedings because: (i) the reorganization value of the assets of the Predecessor Company immediately prior to the approval of the Plans of Reorganization was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the Predecessor Company’s existing voting shares immediately prior to the approval of the Plans of Reorganization received less than 50% of the voting shares of the common stock of the Successor Company. FASB ASC 852 requires that fresh start accounting be applied as of the date the Plans of Reorganization were approved, or as of a later date when all material conditions precedent to effectiveness of the Plans of Reorganization are resolved, which occurred on December 9, 2010. We elected to apply fresh start accounting effective December 31, 2010, to coincide with the timing of our normal December accounting period close. We evaluated the events between December 9, 2010 and December 31, 2010 and concluded that the use of an accounting convenience date of December 31, 2010 (the “Convenience Date”) did not have a material impact on our results of operations or financial position. As such, the application of fresh start accounting was reflected in our Consolidated Balance Sheet as of December 31, 2010 and fresh start accounting adjustments related thereto were included in our Consolidated Statements of Operations for the year ended December 31, 2010.
The implementation of the Plans of Reorganization and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to December 31, 2010 will not be comparable to our consolidated financial statements as of December 31, 2010 or for periods subsequent to December 31, 2010. References to “Successor” or “Successor Company” refer to the Company on or after December 31, 2010, after giving effect to the implementation of the Plans of Reorganization and the application of fresh start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to December 31, 2010. Additionally, references to periods on or after December 31, 2010 refer to the Successor and references to periods prior to December 31, 2010 refer to the Predecessor.
For additional information regarding the impact of the implementation of the Plans of Reorganization and the application of fresh start accounting on our Consolidated Balance Sheet as of December 31, 2010, see Note 4, “Creditor Protection Proceedings Related Disclosures - Fresh start accounting,” to our Consolidated Financial Statements.
Going concern
Our Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The uncertainty involved in the Creditor Protection Proceedings raised substantial doubt about our ability to continue as a going concern. During the Creditor Protection Proceedings, our ability to continue as a going concern was dependent on market conditions and our ability to obtain the approval of the Plans of Reorganization from affected creditors and the Courts, successfully implement the Plans of Reorganization, improve profitability and consummate our exit financing to replace our debtor in possession financing.

Management believes that the implementation of the Plans of Reorganization and our emergence from the Creditor Protection Proceedings on the Emergence Date have resolved the substantial doubt and the related uncertainty about our application of the going concern basis of accounting.
Bridgewater Administration
On February 2, 2010, Bridgewater Paper Company Limited (“BPCL”), a subsidiary of AbitibiBowater Inc., filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended (the “BPCL Administration”). BPCL’s board of directors appointed Ernst & Young LLP as joint administrators for the BPCL Administration, whose responsibilities are to manage the affairs, business and assets of BPCL. In May 2010, the joint administrators announced the sale of the Bridgewater paper mill and all related machinery and equipment. As a result of the filing for administration, we lost control over and the ability to influence BPCL’s operations. As a result, effective as of the date of the BPCL Administration filing, the financial position, results of operations and cash flows of BPCL are no longer consolidated in our Consolidated Financial Statements. We are now accounting for BPCL using the cost method of accounting. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Consolidated Financial Statements.
Newfoundland and Labrador Expropriation
On August 24, 2010, we reached a settlement agreement with the government of Canada, which was subsequently approved by the Courts, concerning the December 2008 expropriation of certain of our assets and rights in the province of Newfoundland and Labrador by the provincial government pursuant to the Abitibi-Consolidated Rights and Assets Act, S.N.L. 2008, c.A-1.01 (“Bill 75”). Under the agreement, the government of Canada agreed to pay AbiBow Canada Inc. (“AbiBow Canada,” our post-emergence Canadian operating subsidiary) Cdn$130 million ($130 million) following our emergence from the Creditor Protection Proceedings. On February 25, 2010, we had filed a Notice of Arbitration against the government of Canada under the North American Free Trade Agreement (“NAFTA”), asserting that the expropriation was arbitrary, discriminatory and illegal. As part of the settlement agreement, we agreed to waive our legal actions and claims against the government of Canada under NAFTA.
Bill 75 was introduced following our December 4, 2008 announcement of the permanent closure of our Grand Falls, Newfoundland and Labrador newsprint mill to expropriate, among other things, all of our timber rights, water rights, leases and hydroelectric assets in the province of Newfoundland and Labrador, whether partially or wholly owned through our subsidiaries and affiliated entities. The province also announced that it did not plan to compensate us for the loss of the water and timber rights, but indicated that it may compensate us for certain of our hydroelectric assets. However, it made no commitment to ensure that such compensation would represent the fair market value of such assets. As a result of the expropriation, in the fourth quarter of 2008, we recorded, as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million.
In December 2010, following our emergence from the Creditor Protection Proceedings, we received the settlement amount. Since the receipt of the settlement was contingent upon our emergence from the Creditor Protection Proceedings, we recorded the settlement in “Reorganization items, net” in our Consolidated Statements of Operations for the year ended December 31, 2010.
Our Products
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
In accordance with our values, our environmental vision statement and forestry policies and in the interests of our customers and other stakeholders, we are committed to implementing and maintaining environmental management systems at our pulp, paper, woodlands and wood procurement operations to promote the conservation and sustainable use of forests and other natural resources.
Newsprint
In 2010, excluding BPCL, we produced newsprint at 13 facilities in North America and South Korea. We are among the largest producers of newsprint in the world by capacity, with total capacity of approximately 3.1 million metric tons, or approximately 9% of total worldwide capacity. In addition, we are the largest North American producer of newsprint, with total North American capacity of approximately 2.9 million metric tons, or approximately 35% of total North American capacity.

We supply leading publishers with top-quality newsprint, including eco-friendly products made with 100% recycled fiber. We distribute newsprint by rail, truck and ship. Our newsprint is sold directly by our regional sales offices to customers in North America. Export markets are serviced primarily through our international offices located in or near the markets we supply or through international agents. In 2010, approximately 50% of our total newsprint shipments were to markets outside of North America.
We sell newsprint to various joint venture partners (partners with us in the ownership of certain mills we operate). During 2010, these joint venture partners purchased approximately 407,000 metric tons from our consolidated entities, which represented approximately 14% of the total newsprint metric tons we sold in 2010.
Coated papers
We produce coated mechanical papers at one facility in North America. We are one of the largest producers of coated mechanical papers in North America, with total capacity of approximately 651,000 metric tons, or approximately 15% of total North American capacity. Our coated papers are used in magazines, catalogs, books, retail advertising, direct mail and coupons.
We sell coated papers to major commercial printers, publishers, catalogers and retailers. We distribute coated papers by truck and rail. Export markets are serviced primarily through international agents.
Specialty papers
We produce specialty papers at 10 facilities in North America. We are one of the largest producers of specialty papers in North America, including supercalendered, superbright, high bright, bulky book and directory papers and kraft papers, with total capacity as of December 31, 2010 of approximately 1.9 million metric tons, or approximately 34% of total North American capacity. Our specialty papers are used in books, retail advertising, direct mail, coupons and other commercial printing applications.
We sell specialty papers to major commercial printers, direct mailers, publishers, catalogers and retailers. We distribute specialty papers by truck and rail. Export markets are serviced primarily through international agents.
Market pulp
Wood pulp is the most common material used to make paper. Pulp shipped and sold as pulp, as opposed to being processed into paper in one of our facilities, is commonly referred to as market pulp. We produce market pulp at five facilities in North America, with total capacity of approximately 1.0 million metric tons, or approximately 6% of total North American capacity. Market pulp is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers and other absorbent products.
North American market pulp sales are made through our regional sales offices, while export sales are made through international sales agents local to their markets. We distribute market pulp by truck, rail and ship.
Wood products
We operate 18 sawmills in Canada that produce construction-grade lumber sold in North America. In addition, our sawmills are a major source of wood chips for our pulp and paper mills. We also operate two engineered wood products facilities in Canada that produce products for specialized applications, such as wood i-joists for beam replacement, and four remanufacturing wood products facilities in Canada that produce roofing and flooring material and other products.

Pulp and paper manufacturing facilities
The following table provides a listing of the pulp and paper manufacturing facilities we owned or operated as of December 31, 2010 (excluding facilities which have been permanently closed as of December 31, 2010) and production information by product line (which represents all of our reportable segments except wood products). The table below represents these facilities’ actual 2010 production, which reflects the impact of any downtime taken in 2010, and 2011 total capacity.

	Number	2011	2010	2010 Production by Product Line
	of Paper	Total	Total		Coated	Specialty
(In 000s of metric tons)	Machines	Capacity	Production	Newsprint	Papers	Papers	Market Pulp

Canada
Alma, Quebec	3	369	366	–	–	366	–
Amos, Quebec	1	196	194	194	–	–	–
Baie-Comeau, Quebec (1)	4	535	521	521	–	–	–
Clermont, Quebec (2)	2	345	336	336	–	–	–
Fort Frances, Ontario	2	291	272	–	–	209	63
Iroquois Falls, Ontario	2	270	236	208	–	28	–
Kenogami, Quebec	2	216	204	–	–	204	–
Laurentide, Quebec	2	334	330	–	–	330	–
Liverpool, Nova Scotia (3)	2	258	222	195	–	27	–
Thorold, Ontario (4)	1	202	47	47	–	–	–
Thunder Bay, Ontario (5)	1	579	540	202	–	2	336
United States
Augusta, Georgia (6)	2	407	403	403	–	–	–
Calhoun, Tennessee (7)	3	666	658	115	–	401	142
Catawba, South Carolina	3	878	858	–	620	19	219
Coosa Pines, Alabama (8)	1	454	419	51	–	112	256
Grenada, Mississippi	1	246	242	242	–	–	–
Usk, Washington (9)	1	248	244	244	–	–	–
South Korea
Mokpo, South Korea	1	253	242	242	–	–	–

	34	6,747	6,334	3,000	620	1,698	1,016

(1)	On April 1, 2011, we announced the permanent closure of a newsprint machine at our Baie-Comeau facility, effective May 28, 2011 (representing approximately 117,000 metric tons of capacity).
(2)	Donohue Malbaie Inc. (“DMI”), which owns one of Clermont’s paper machines, is owned 51% by us and 49% by NYT Capital Inc. We manage the facility and wholly own all of the other assets at the site. Manufacturing costs are transferred between us and DMI at agreed-upon transfer costs. DMI’s paper machine produced 213,000 metric tons of newsprint in 2010. The amounts in the above table represent the mill’s total capacity and production including DMI’s paper machine.
(3)	Bowater Mersey Paper Company Limited (“Mersey”) is located in Liverpool, Nova Scotia and is owned 51% by us and 49% by The Daily Herald Company, a wholly-owned subsidiary of The Washington Post. We manage the facility. The amounts in the above table represent the mill’s total capacity and production.
(4)	On March 11, 2010, we announced the indefinite idling of one of our newsprint machines at our Thorold facility, effective April 12, 2010 (representing approximately 207,000 metric tons of capacity in 2010). In the fourth quarter of 2010, this machine was restarted and we permanently closed our other newsprint machine at this facility (representing approximately 207,000 metric tons of capacity).
(5)	In August 2009, we announced the indefinite idling of our two newsprint machines at our Thunder Bay facility effective August 21, 2009 (representing 392,000 metric tons of capacity), one of which was restarted in February 2010. In the fourth quarter of 2010, we permanently closed the machine that was still idled.
(6)	As of December 31, 2010, Augusta Newsprint Company (“ANC”), which operates our newsprint mill in Augusta was owned 52.5% by us and 47.5% by an indirect subsidiary of The Woodbridge Company Limited (“Woodbridge”). We manage the facility. The amounts in the above table represent the mill’s total capacity and production. ANC became a wholly-owned subsidiary of ours on January 14, 2011.
(7)	Calhoun Newsprint Company (“CNC”), which owns one of Calhoun’s paper machines, Calhoun’s recycled fiber plant and a portion of the thermomechanical pulp (“TMP”) mill, is owned 51% by us and 49% by Herald Company, Inc. We manage the facility and wholly own all of the other assets at the site, including the remaining portion of the TMP mill, a kraft pulp mill, a market pulp dryer, four other paper machines (two of which are still operating) and other support equipment. Pulp, other raw materials, labor and other manufacturing services are transferred between us and CNC at agreed-upon transfer costs. CNC’s paper machine produced 115,000 metric tons of newsprint and 95,000 metric tons of specialty papers in 2010. The amounts in the above table represent the mill’s total capacity and production including CNC’s paper machine.
(8)	On February 14, 2011, we announced the permanent closure of our paper machine at our Coosa Pines mill effective at the end of March 2011 (representing approximately 183,000 metric tons of capacity related to lightweight containerboard and other packaging grades, which were being produced on a trial basis on this paper machine since May 2010).
(9)	Ponderay Newsprint Company is located in Usk, Washington and is an unconsolidated partnership in which we have a 40% interest and, through a wholly-owned subsidiary, we are the managing partner. The balance of the partnership is held by subsidiaries of three newspaper publishers. The amounts in the above table represent the mill’s total capacity and production.
Wood products facilities
The following table provides a listing of the sawmills we owned or operated as of December 31, 2010 and their respective capacity and production. This table excludes facilities which have been permanently closed as of December 31, 2010.

	2011	2010
(In million board feet)	Total Capacity	Total Production

Comtois, Quebec	140	35
Girardville-Normandin, Quebec	175	176
La Dore, Quebec	160	178
La Tuque, Quebec (1)	130	44
Maniwaki, Quebec	140	91
Mistassini, Quebec	170	160
Oakhill, Nova Scotia (2)	152	91
Obedjiwan, Quebec (3)	30	42
Petit Saguenay, Quebec (4)	13	—
Pointe-aux-Outardes, Quebec	175	53
Roberval, Quebec	100	23
Saint-Felicien, Quebec	115	130
Saint-Fulgence, Quebec (4)	150	10
Saint-Hilarion, Quebec	35	25
Saint-Ludger-de-Milot, Quebec (5)	80	98
Saint-Thomas, Quebec	95	87
Senneterre, Quebec	85	103
Thunder Bay, Ontario	280	225

	2,225	1,571

(1)	Produits Forestiers Mauricie L.P. is located in La Tuque, Quebec and is a consolidated subsidiary in which we have a 93.2% interest. The amounts in the above table represent the mill’s total capacity and production.
(2)	The Oakhill sawmill is wholly owned by Mersey, which is a consolidated subsidiary in which we have a 51% interest. The amounts in the above table represent the mill’s total capacity and production.
(3)	Societe en Commandite Scierie Opitciwan is located in Obedjiwan, Quebec and is an unconsolidated entity in which we have a 45% interest. The amounts in the above table represent the mill’s total capacity and production.
(4)	In the third quarter of 2010, we indefinitely idled our Petit Saguenay and Saint-Fulgence sawmills.
(5)	Produits Forestiers Petit-Paris Inc. is located in Saint-Ludger-de-Milot, Quebec and is an unconsolidated entity in which we have a 50% interest. The amounts in the above table represent the mill’s total capacity and production.
The following table provides a listing of the remanufacturing and engineered wood facilities we owned or operated as of December 31, 2010 and their respective capacity and production.

	2011	2010
(In million board feet, except where otherwise stated)	Total Capacity	Total Production

Remanufacturing Wood Products Facilities
Chateau-Richer, Quebec	63	51
La Dore, Quebec	15	19
Manseau, Quebec	20	7
Saint-Prime, Quebec	28	27

Total Remanufacturing Wood Facilities	126	104

Engineered Wood Products Facilities
Larouche and Saint-Prime, Quebec (million linear feet) (1)	145	41

(1)	Abitibi-LP Engineering Wood Inc. and Abitibi-LP Engineering Wood II Inc. are located in Larouche, Quebec and Saint-

Prime, Quebec, respectively, and are unconsolidated entities in which we have a 50% interest in each entity. We operate the facilities and our joint venture partners sell the products. The amounts in the above table represent the mills’ total capacity and production.
On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U.S. became effective (the “2006 Softwood Lumber Agreement”). The 2006 Softwood Lumber Agreement provides for, among other things, softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. Volume quotas have been established for each company within the provinces of Ontario and Quebec based on historical production, and the volume quotas are not transferable between provinces. U.S. composite prices would have to rise above $355 composite per thousand board feet before the quota volume restrictions would be lifted, which had not occurred since the implementation of the 2006 Softwood Lumber Agreement. For additional information, reference is made to Note 22, “Commitments and Contingencies – Lumber duties,” to our Consolidated Financial Statements.
Other products
We also sell pulpwood, saw timber, wood chips and electricity to customers located in Canada and the United States. Sales of these other products are considered a recovery of the cost of manufacturing our primary products.
Raw Materials
Our operations consume substantial amounts of raw materials such as wood, recovered paper, chemicals and energy in the manufacturing of our paper, pulp and wood products. We purchase raw materials and energy sources (except internal generation) primarily on the open market.
Wood
Our sources of wood include property we own or lease, property on which we possess cutting rights and purchases from local producers, including sawmills that supply residual wood chips. As of December 31, 2010, we owned or leased approximately 0.8 million acres of timberlands, primarily in Canada, and have long-term cutting rights for approximately 40.8 million acres of Crown-owned land in Canada. These sources provide approximately half of our wood fiber supplies to our paper, pulp and wood products operations. The cutting rights contracts are approximately 20 – 25 years in length and automatically renew every five years, contingent upon our continual compliance with environmental performance and reforestation requirements.
All of our managed forest lands are third-party certified to one or more globally recognized sustainable forest management standards, including those of the Sustainable Forestry Initiative (the “SFI”), Canadian Standards Association (the “CSA”) and Forest Stewardship Council (the “FSC”). We have implemented fiber tracking systems at our mills to ensure that our wood fiber supply comes from acceptable sources such as certified forests and legal harvesting operations. At several of our mills, these systems are third-party certified to recognize chain of custody standards and others are in the process of being certified.
We strive to improve our forest management and wood fiber procurement practices and we encourage our wood and fiber suppliers to demonstrate continual improvement in forest resource management, wood and fiber procurement and third-party certification.
Recovered paper
We are one of the largest recyclers of newspapers and magazines in North America and have a number of recycling plants that use advanced mechanical and chemical processes to manufacture high quality pulp from a mixture of old newspapers and magazines, or “recovered paper.” Using recovered paper, we produce, among other things, recycled fiber newsprint and uncoated specialty papers comparable in quality to paper produced with 100% virgin fiber pulp. The Thorold and Mokpo operations produce products containing 100% recycled fiber. In 2010, we used 1.2 million metric tons of recovered paper worldwide and the recycled fiber content in newsprint averaged 23%.
In 2010, our North American recycling division collected or purchased 1.5 million metric tons of recovered paper. Our Paper Retriever® program collects recovered fiber through a combination of community drop-off containers and recycling programs with businesses and commercial offices. The recovered paper that we physically purchase is from suppliers generally within the region of our recycling plants, primarily under long-term agreements.

Energy
Steam and electrical power constitute the primary forms of energy used in pulp and paper production. Process steam is produced in boilers using a variety of fuel sources. All but one of our mills produce 100% of their own steam requirements. In 2010, our Alma, Calhoun, Catawba, Coosa Pines, Fort Frances, Kenogami, Mersey and Thunder Bay operations collectively consumed approximately 35% of their electrical requirements from internal sources, notably on-site cogeneration and hydroelectric stations. The balance of our energy needs was purchased from third parties. We have six sites that operate cogeneration facilities and five of these sites generate “green energy” from carbon-neutral biomass. In addition, we utilize alternative fuels such as methane from landfills, used oil, tire-derived fuel and black liquor to reduce consumption of virgin fossil fuels.
The following table provides a listing of our hydroelectric facilities as of December 31, 2010 and their respective capacity and generation.

							Share of
			Installed	Share of		Share of	Generation
		Number of	Capacity	Capacity	Generation	Generation	Received
	Ownership	Installations	(MW)	(MW)	(GWh)	(GWh)	(GWh)

Hydro Saguenay, Quebec	100%	7	162	162	880	880	880
Fort Frances, Ontario (1)	75%	3	27	20	148	111	111
Kenora, Ontario (1)	75%	2	18	14	102	77	77
Iroquois Falls, Ontario (1)	75%	3	92	69	335	251	251

		15	299	265	1,465	1,319	1,319

(1)	The amounts in the above table represent the facility’s total installed capacity and power generation. On February 11, 2011, AbiBow Canada entered into an agreement to sell its 75% equity interest in ACH Limited Partnership (“ACH”), which owns these facilities. For additional information, see Item 7 under “Liquidity and Capital Resources.”
The water rights agreements typically vary from 10 to 50 years and are generally renewable, under certain conditions, for additional terms. In certain circumstances, water rights are granted without expiration dates. In some cases, the agreements are contingent on the continued operation of the related paper mill and a minimum level of capital spending in the region.
Competition
In general, our products are globally-traded commodities and are marketed in approximately 70 countries. The markets in which we compete are highly competitive and, aside from quality specifications to meet customer needs, the production of our products does not depend upon a proprietary process or formula. Pricing and the level of shipments of our products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates. Any material decline in prices for our products or other adverse developments in the markets for our products could have a material adverse effect on our results of operations or financial condition. Prices for our products have been and are likely to continue to be highly volatile.
Newsprint, one of our principal products, is produced by numerous manufacturers worldwide. In 2010, the five largest North American producers represented approximately 85% of North American newsprint capacity and the five largest global producers represented approximately 35% of global newsprint capacity. Our total newsprint capacity is approximately 9% of worldwide newsprint capacity. We face competition from both large global producers and numerous smaller regional producers. In recent years, a number of global producers of newsprint based in Asia, particularly China, have grown their production capacity. Price, quality and customer relationships are important competitive determinants.
We compete with eight other coated mechanical paper producers with operations in North America. In 2010, the five largest North American producers represented approximately 83% of North American capacity for coated mechanical paper. In addition, several major offshore suppliers of coated mechanical paper compete for North American business. In 2010, offshore imports represented approximately 11% of North American demand. As a major supplier to printers, end users (such as magazine publishers, catalogers and retailers) and brokers/merchants in North America, we compete with numerous worldwide suppliers of other grades of paper such as coated freesheet and supercalendered paper. We compete on the basis of price, quality and service.

In 2010, we produced approximately 33% of North American uncoated mechanical paper demand, comprised mainly of supercalendered, superbright, high bright, bulky book and directory papers. We compete with numerous uncoated mechanical paper producers with operations in North America. In addition, imports from overseas represented approximately 9% of North American demand in 2010 and were primarily concentrated in the supercalendered paper market where they represented approximately 18% of North American demand. We compete on the basis of price, quality, service and breadth of product line.
We compete with seven other major market pulp suppliers with operations in North America along with other smaller competitors. Market pulp is a globally-traded commodity for which competition exists in all major markets. We produce five major grades of market pulp (northern and southern hardwood, northern and southern softwood and fluff) and compete with other producers from South America (eucalyptus hardwood and radiata pine softwood), Europe (northern hardwood and softwood) and Asia (mixed tropical hardwood). Price, quality and service are considered the main competitive determinants.
By the end of 2008, we had completed the certification of all of our managed forest lands to globally-recognized sustainable forest management standards, namely the SFI and the Z809 Standard of the CSA. In 2009, to better respond to market demands, we introduced the FSC standard in our certification portfolio by re-certifying two forest units in Quebec from CSA to FSC and by dual-certifying one forest in Ontario to FSC (already certified to SFI). In 2010, we further balanced our forest certification portfolio by re-certifying two additional forest units in Quebec from CSA to FSC and by dual-certifying one forest in Nova Scotia to FSC (already certified to SFI).
As with other global commodities, the competitive position of our products is significantly affected by the volatility of foreign currency exchange rates. See Item 7A of this Form 10-K, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Risk.” We have operations in Canada, the United States and South Korea. Several of our primary competitors are located in Canada, Sweden, Finland and certain Asian countries. Accordingly, the relative rates of exchange between those countries’ currencies and the United States dollar can have a substantial effect on our ability to compete. In addition, the degree to which we compete with foreign producers depends in part on the level of demand abroad. Shipping costs and relative pricing generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.
Trends in advertising, electronic data transmission and storage and the Internet could have further adverse effects on the demand for traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television, electronic readers and the Internet, instead of newsprint, coated papers, uncoated specialty papers or other products made by us. The demand for newsprint declined significantly over the last several years as a result of continued declines in newspaper circulation and advertising volume and publishers’ conservation measures, which include increased usage of lighter basis-weight newsprint and web-width and page count reductions. Our newsprint, magazine and catalog publishing customers are also subject to the effects of competing media, including the Internet.
Employees
As of December 31, 2010, we employed approximately 10,500 people, of whom approximately 7,500 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union (the “CEP”) in Canada and predominantly by the United Steelworkers International in the U.S.
We have collective bargaining agreements in place covering the majority of our unionized employees, many of which have been recently renewed and revised. However, there can be no assurance that we will maintain continuously satisfactory agreements with all of our unionized employees or that we will finalize satisfactory agreements with the remaining unionized employees (which include approximately 300 wood workers in Quebec). Should we be unable to do so, it could result in strikes or other work stoppages by affected employees, which could cause us to experience a disruption of operations and affect our business, financial condition or results of operations.
Trademarks
We registered the mark “AbitibiBowater” and the AbitibiBowater logo in the countries of our principal markets. We consider our interest in the logo and mark to be important and necessary to the conduct of our business.

Environmental Matters
We are subject to a variety of federal, state, provincial and local environmental laws and regulations in the jurisdictions in which we operate. We believe our operations are in material compliance with current applicable environmental laws and regulations. While it is impossible to predict future environmental regulations that may be established, we believe that we will not be at a competitive disadvantage with regard to meeting future Canadian, United States or South Korean standards. For additional information, see Note 22, “Commitments and
Contingencies – Environmental matters,” to our Consolidated Financial Statements.
Internet Availability of Information
We make our Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to these reports, available free of charge on our Internet website (www.abitibibowater.com) as soon as reasonably practicable after we file or furnish such materials to the SEC. The SEC also maintains a website (www.sec.gov) that contains our reports and other information filed with the SEC. In addition, any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Information on the operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our reports are also available on the System for Electronic Document Analysis and Retrieval website (www.sedar.com).
Executive Officers
The following is information about our executive officers as of March 31, 2011:

Name	Age	Position	Officer Since

Richard Garneau	63	President and Chief Executive Officer	2011
Alain Boivin	60	Senior Vice President, Pulp and Paper Operations	2011
Alain Grandmont	55	Senior Vice President, Human Resources and Public Affairs	2007
William G. Harvey	53	Senior Vice President and Chief Financial Officer	2007
John Lafave	46	Senior Vice President, Pulp and Paper Sales and Marketing	2011
Yves Laflamme	55	Senior Vice President, Wood Products, Global Supply Chain, Procurement and Information Technology	2007
Jacques P. Vachon	51	Senior Vice President and Chief Legal Officer	2007

Mr. Garneau joined the Board of Directors in June 2010. Previously, Mr. Garneau served as President and Chief Executive Officer of Catalyst Paper Corporation from March 2007 to May 2010. Prior to his tenure at Catalyst, Mr. Garneau served as Executive Vice President, Operations at Domtar Corporation. He also held a variety of roles at Norampac Inc. (a division of Cascades Inc.), Copernic Inc., Future Electronics Inc., St. Laurent Paperboard Inc., Finlay Forest Industries Inc. and Donohue Inc. Mr. Garneau is a member of the Canadian Institute of Chartered Accountants.
Mr. Boivin previously served as Vice President of Mill Operations, Central Region at Smurfit-Stone Container Corporation and as a Vice President at Smurfit-Stone since 2000. He was Senior Vice President, Containerboard Operations for St. Laurent Paperboard Inc. from 1999 to 2000 and was Mill Manager at a number of operations for Donohue Inc. and Avenor Inc.
Mr. Grandmont previously served as Executive Vice President, Human Resources and Supply Chain from July 2009 to January 2011 and as Senior Vice President, Commercial Printing Papers Division from October 2007 to July 2009. He served as Senior Vice President, Commercial Printing Papers of Abitibi from 2005 to October 2007 and as Senior Vice President, Value-Added Operations and Sales of Abitibi in 2004.
Mr. Harvey previously served as Executive Vice President and Chief Financial Officer from July 2009 to January 2011 and as Senior Vice President and Chief Financial Officer from October 2007 to July 2009. He served as Executive Vice President and Chief Financial Officer of Bowater from August 2006 to October 2007, as Senior Vice President and Chief Financial Officer and Treasurer of Bowater from 2005 to 2006 and as Vice President and Treasurer of Bowater from 1998 to 2005.

Mr. Lafave previously served as Vice President Sales, National Accounts – Paper Sales and as Vice President Sales, National
Accounts – Newsprint and Vice President Sales, Commercial Printers of Abitibi from 2004 to 2009. He held progressive positions in sales with UPM-Kymmene and Repap Enterprises.
Mr. Laflamme previously served as Senior Vice President, Wood Products from October 2007 to January 2011, as Senior Vice President, Woodlands and Sawmills of Abitibi from 2006 to October 2007 and as Vice President, Sales, Marketing and Value-Added Wood Products Operations of Abitibi from 2004 to 2005.
Mr. Vachon previously served as Senior Vice President, Corporate Affairs and Chief Legal Officer from October 2007 to January 2011 and as Senior Vice President, Corporate Affairs and Secretary of Abitibi from 1997 to October 2007.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-K, you should carefully consider the following factors which could materially affect our business, results of operations or financial condition. In particular, the risks described below could cause actual events to differ materially from those contemplated in the forward-looking statements in this Form 10-K.
Developments in alternative media could continue to adversely affect the demand for our products, especially in North America, and our responses to these developments may not be successful.
Trends in advertising, electronic data transmission and storage and the Internet could have further adverse effects on the demand for traditional print media, including our products and those of our customers. Neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television, electronic readers and the Internet, instead of newsprint, coated papers, uncoated specialty papers or other products made by us. The demand for certain of our products weakened significantly over the last several years. For example, industry statistics indicate that North American newsprint demand has been in decline for several years and has experienced annual declines of 6.1% in 2006, 10.3% in 2007, 11.2% in 2008, 25.3% in 2009 and 6.0% in 2010. Third-party forecasters indicate that these declines in newsprint demand could continue in 2011 and beyond due to conservation measures taken by publishers, reduced North American newspaper circulation, less advertising and substitution to other uncoated mechanical grades.
One of our responses to the declining demand for our products has been to curtail our production capacity. If demand continues to decline for our products, it may become necessary to curtail production even further or permanently shut down even more machines or facilities. Curtailments or shutdowns could result in asset impairments and additional cash costs at the affected facilities, including restructuring charges and exit or disposal costs, and could negatively impact our cash flows and materially affect our results of operations or financial condition.
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
We are sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes depends primarily on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects. During the last two years, the relative value of the Canadian dollar ranged from US$0.78 in March 2009 to US$1.00 as of December 31, 2010. Based on exchange rates and operating conditions projected for 2011, we project that a one-cent increase in the Canadian-U.S. dollar exchange rate would decrease our pre-tax income (loss) for 2011 by approximately $22 million.

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
We compete with numerous forest products companies, many of which have greater financial resources than we do. There has been a continued trend toward consolidation in the forest products industry, leading to new global producers. These global producers are typically large, well-capitalized companies that may have greater flexibility in pricing and financial resources for marketing, investment and expansion than we do. The markets for our products are all highly competitive. Actions by competitors can affect our ability to sell our products and can affect the volatility of the prices at which our products are sold. While the principal basis for competition is price, we also compete on the basis of customer service, quality and product type. There has also been an increasing trend toward consolidation among our customers. With fewer customers in the market for our products, our negotiating position with these customers could be weakened.
In addition, our industry is capital intensive, which leads to high fixed costs. Some of our competitors may be lower-cost producers in some of the businesses in which we operate. Global newsprint capacity, particularly Chinese and European newsprint capacity, has been increasing, which may result in lower prices, volumes or both for our exported products. We believe that hardwood pulp capacity at South American pulp mills has unit costs that are significantly below those of our hardwood kraft pulp mills. Other actions by competitors, such as reducing costs or adding low-cost capacity, may adversely affect our competitive position in the products we manufacture and consequently, our sales, operating income and cash flows. We may not be able to compete effectively and achieve adequate levels of sales and product margins. Failure to compete effectively would have a material adverse effect on our business, financial condition or results of operations.
The forest products industry is highly cyclical. Fluctuations in the prices of, and the demand for, our products could result in small or negative profit margins, lower sales volumes and curtailment or closure of operations.
The forest products industry is highly cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. Most of our paper and wood products are commodities that are widely available from other producers and even our coated and specialty papers are susceptible to these fluctuations. Because our commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture and distribute and consequently, our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general economic conditions in North America and worldwide. In 2008 and 2009, we experienced lower demand and decreased pricing for our wood products due to a weaker U.S. housing market. As a result, during 2008, we announced the curtailment of annualized capacity of approximately 1.3 billion board feet of lumber in the provinces of Quebec and British Columbia and during 2009 and 2010, we continued our wood products’ operating rate at extremely low levels. We did not see any significant improvement in the U.S. housing market in 2010 and there is significant uncertainty with respect to near-term prospects for recovery in the market. Curtailments or shutdowns could result in asset impairments at the affected facilities and could materially and adversely affect our results of operations or financial condition.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to service our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement that governs our ABL Credit Facility and the indenture related to the 2018 Notes (each as defined below in Item 7 under “Liquidity and Capital Resources”) restrict our ability to dispose of assets and use the proceeds from any such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or obtain proceeds in an amount sufficient to meet any debt service obligations when due.
If we are unable to generate sufficient cash flows to service our obligations under the 2018 Notes and the ABL Credit Facility, we would be in default. If the default is not cured, holders of the 2018 Notes could declare all outstanding principal and interest to be due and payable, the lenders under the ABL Credit Facility could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation.
The credit agreement that governs the ABL Credit Facility and the 2018 Notes indenture may restrict our ability to respond to changes or to take certain actions.
The 2018 Notes indenture and the credit agreement that governs our ABL Credit Facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including, among other things, restrictions on our ability to: incur, assume or guarantee additional indebtedness; issue redeemable stock and preferred stock; pay dividends or make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase certain debt; make loans and investments; incur liens; restrict dividends, loans or asset transfers from our subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries; consolidate or merge with or into, or sell substantially all of our assets to another person; enter into transactions with affiliates; and enter into new lines of business.
In addition, the restrictive covenants in the credit agreement that governs our ABL Credit Facility could require us to maintain a specified financial ratio if the availability falls below a certain threshold, as well as satisfy other financial condition tests. Additionally, we are required to maintain a specified minimum liquidity of at least $200 million if the provinces of Quebec and Ontario do not adopt the pension funding relief regulations described in Item 7 under “Employee Benefit Plans – Resolution of Canadian pension situation.” Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet them.
A breach of the covenants under the 2018 Notes indenture or under the credit agreement that governs the ABL Credit Facility could result in an event of default under the applicable indebtedness. Such default may allow the holders to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement that governs our ABL Credit Facility would permit the lenders under our ABL Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Credit Facility, those lenders could proceed against the collateral over which they have priority granted to them to secure that indebtedness. In the event our lenders under the ABL Credit Facility or holders of the 2018 Notes accelerate the repayment of our borrowings, there can be no assurance that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities. These restrictions may affect our ability to grow in accordance with our plans.
Our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for all of our capital requirements.
Our businesses are capital intensive and require regular capital expenditures in order to maintain our equipment, increase our operating efficiency and comply with environmental laws. In addition, significant amounts of capital may be required to modify our equipment to produce alternative grades with better demand characteristics or to make significant improvements in the characteristics of our current products. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs and capital expenditures, we would have to obtain additional funds from borrowings or other available sources or reduce or delay our capital expenditures. Recent global credit conditions and the downturn in the global economy have resulted in a significant decline in the credit markets and the overall availability of credit. Our indebtedness could adversely affect our financial health, limit our operations and impair our ability to raise additional capital. See “–If we incur substantial additional debt, our degree of leverage may limit our financial and operating activities” above. If this occurs, we may not be able to obtain additional funds on favorable terms or at all. If we cannot maintain or upgrade our equipment as we require, we may become unable to manufacture products that compete effectively. An inability to make required capital expenditures in a timely fashion could have a material adverse effect on our growth, business, financial condition or results of operations.
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
Wood fiber is the principal raw material we use in our business. We use both virgin fiber (wood chips and logs) and recycled fiber (old newspapers and magazines) as fiber sources for our paper mills. The primary source for wood fiber is timber. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada and the United States. In addition, future domestic or foreign legislation or regulation, litigation advanced by Aboriginal groups and litigation concerning the use of timberlands, forest management practices, the protection of endangered species, the promotion of forest biodiversity and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. As is typical in the industry, we do not maintain insurance for any loss to our outstanding timber from natural disasters or other causes.
Wood fiber is a commodity and prices historically have been cyclical, are subject to market influences and may increase in particular regions due to market shifts. Pricing of recycled fiber is also subject to market influences and has experienced significant fluctuations. During the last two years, the prices of old newspapers have ranged from a low of $76 average per ton during the first quarter of 2009 to a high of $153 average per ton during the fourth quarter of 2010. There can be no assurance that prices of recycled fiber will remain at levels that are economical for us to use. Any sustained increase in fiber prices would increase our operating costs and we may be unable to increase prices for our products in response, which could have a material adverse effect on our results of operations or financial condition.
There can be no assurance that access to fiber will continue at the same levels as in the past. The cost of softwood fiber and the availability of wood chips may be affected. If our cutting rights pursuant to the forest licenses or forest management agreements are reduced or if any third-party supplier of wood fiber stops selling or is unable to sell wood fiber to us, our financial condition or operating results could suffer.

A sustained increase in the cost of purchased energy and other raw materials would lead to higher manufacturing costs, thereby reducing our margins.
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
We are a major user of renewable natural resources such as water and wood. Accordingly, significant changes in climate and forest diseases or infestation could affect our financial condition or results of operations. The volume and value of timber that we can harvest or purchase may be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes. Also, there can be no assurance that we will be able to maintain our water rights or to renew them at conditions comparable to those currently in effect.
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
Our newsprint, coated papers and specialty papers demand has been and is expected to be negatively impacted by higher unemployment and lower gross domestic product growth rates. We believe that some consumers have reduced newspaper and magazine subscriptions as a direct result of their financial circumstances in the current economic downturn, contributing to lower demand for our products by our customers. Additionally, advertising demand in magazines and newspapers, including classified advertisements, and demand from automotive dealerships and real estate agencies have been impacted by higher unemployment, lower automobile sales and the distressed real estate environment. Lower demand for print advertisements leads to fewer pages in newspapers, magazines and other advertisement circulars and periodicals, decreasing the demand for our products. Furthermore, consumer and advertising-driven demand for our paper products may not recover, even with an economic recovery, as purchasing habits may be permanently changed with a prolonged economic downturn.
The economic downturn has had a profoundly negative impact on the U.S. housing industry, which sets the prices for many of our lumber and other wood-based products. According to the U.S. Census Bureau, U.S. housing starts declined from approximately 1.4 million in 2007 to approximately 0.5 million in 2010, reflecting a 61% decline. With this low level of primary demand for our lumber and other wood-based products, our wood products business may continue to operate at a low level until there is a meaningful recovery in new residential construction demand. With less demand for saw logs at sawmills throughout North America and lower saw log prices, our timberland values may decline, impacting some of our financial options. Additionally, with less lumber demand, sawmills have generated less sawdust and wood chips and shavings that we use for fiber for our mills. The price of sawdust and wood chips for our mills that need to purchase their furnish on the open market may also continue to be at elevated levels, until there is a meaningful recovery in new residential demand in the U.S.

Changes in laws and regulations could adversely affect our results of operations.
We are subject to a variety of foreign, federal, state, provincial and local laws and regulations dealing with trade, employees, transportation, taxes, timber and water rights, pension funding and the environment. Changes in these laws or regulations or their interpretations or enforcement have required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. For example, changes in environmental laws and regulations have in the past, and could in the future, require us to spend substantial amounts to comply with restrictions on air emissions, wastewater discharge, waste management, landfill sites, including remediation costs, the Environmental Protection Agency’s new greenhouse gas regulations and Boiler MACT. Environmental laws are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially.
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
We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing air emissions, wastewater discharges, timber harvesting, the storage, management and disposal of hazardous substances and waste, the clean-up of contaminated sites, landfill and lagoon operation and closure, forestry operations, endangered species habitat and health and safety. As an owner and operator of real estate and manufacturing and processing facilities, we may be liable under environmental laws for cleanup and other costs and damages, including tort liability and damages to natural resources, resulting from past or present spills or releases of hazardous or toxic substances on or from our current or former properties. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of, any spill or release of hazardous or toxic substances on or from our property, or at properties where we arranged for the disposal of regulated materials. Claims may also arise out of currently unknown environmental conditions or aggressive enforcement efforts by governmental or private parties. As a result of the above, we may be required to record additional environmental liabilities. For information regarding environmental matters to which we are subject, see Note 22, “Commitments and Contingencies – Environmental matters,” to our Consolidated Financial Statements.
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

We may be required to record long-lived asset impairment charges.
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
If there were to be a triggering event, it is possible that we could record non-cash long-lived asset impairment charges in future periods, which would be recorded as operating expenses and would directly and negatively impact our reported operating income (loss) and net income (loss).
We may be required to record additional valuation allowances against our recorded deferred income tax assets.
We recorded significant tax attributes (deferred income tax assets) in our Consolidated Balance Sheet as of December 31, 2010, which attributes would be available to offset any future taxable income. If we later determine that we are unable to use the full extent of these tax attributes as a result of sustained cumulative future taxable losses, we could be required to record additional valuation allowances for the unusable portion of the tax attributes. Such valuation allowances, if taken, would be recorded as a charge to income tax expense and would negatively impact our reported net income (loss).
If expected regulations are not adopted in a timely fashion in Quebec and Ontario to implement special funding parameters in respect of our material Canadian registered pension plans, or if we do not meet certain related undertakings, this could have a material impact on our financial condition.
Pension plan funding obligations, including special funding obligations in respect of solvency deficits within pension plans, are generally determined based on applicable law. We reached agreements with the provinces of Quebec and Ontario for special funding parameters in respect of our material Canadian registered pension plans, 15 of which are defined benefit plans registered in Quebec and Ontario and currently have a material aggregate solvency deficit. The agreements provide for a number of undertakings by AbiBow Canada and the adoption of funding relief regulations in those provinces consistent with those special funding parameters, as further described in Item 7 under “Employee Benefit Plans – Resolution of Canadian pension situation.” There can be no definitive assurance that the regulations will be adopted in a timely fashion, or that if adopted, that they will be consistent with our expectation, either of which could have a material impact on our financial condition. If and when the regulations are adopted, we could lose their benefit if we fail to comply or fail to meet our undertakings in the related agreements.
A $286 million reserve has been established against AbiBow Canada’s borrowing base under the ABL Credit Facility until these regulations are adopted, which restricts its ability to draw on the ABL Credit Facility, should the need to do so arise. As of December 31, 2010, AbiBow Canada had no availability under the ABL Credit Facility. Furthermore, if as of April 30, 2011, the regulations discussed above have not been adopted, we will be required pursuant to the ABL Credit Facility to maintain a specified minimum liquidity of at least $200 million until their adoption. This could have a material impact on our financial condition.
It is also possible that provinces other than Quebec and Ontario could attempt to assert jurisdiction and to compel additional funding of certain of our Canadian registered pension plans in respect of plan members associated with sites we formerly operated in their respective provinces.
We could be compelled to make additional environmental remediation payments in respect of certain sites we formerly owned and/or operated in the province of Newfoundland and Labrador.
On March 31, 2010, the Canadian Court dismissed a motion for declaratory judgment brought by the province of Newfoundland and Labrador, awarding costs in our favor, and thus confirmed our position that the five orders the province issued under section 99 of its Environmental Protection Act on November 12, 2009 were subject to the stay of proceedings pursuant to the Creditor Protection Proceedings. The province of Newfoundland and Labrador’s orders could have required us to proceed immediately with the environmental remediation of various sites we formerly owned or operated, some of which the province expropriated in December 2008. The Quebec Court of Appeal denied the province’s request for leave to appeal on May 18, 2010. An appeal of that decision is now pending before the Supreme Court of Canada, which will hear the matter on November 16, 2011. If leave to appeal is ultimately granted and the appeal is allowed, we could be required to make additional environmental remediation payments without regard to the Creditor Protection Proceedings. Any additional environmental remediation payments required to be made by us could have a material adverse effect on our results of operations or financial condition. For information regarding our environmental matters, see Note 22, “Commitments and Contingencies – Environmental matters,” to our Consolidated Financial Statements.

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
As of December 31, 2010, we employed approximately 10,500 people, of whom approximately 7,500 were represented by bargaining units. Our unionized employees are represented predominantly by the CEP in Canada and predominantly by the United Steelworkers International in the U.S.
The employees at the Mokpo facility have complied with all conditions necessary to strike, but the possibility of a strike or lockout of those employees is not clear; we served the six-month notice necessary to terminate the collective bargaining agreement related to the Mokpo facility in June 2009.
We have collective bargaining agreements in place covering the majority of our unionized employees, many of which have been recently renewed and revised. However, there can be no assurance that we will maintain continuously satisfactory agreements with all of our unionized employees or that we will finalize satisfactory agreements with the remaining unionized employees (which include approximately 300 wood workers in Quebec). Should we be unable to do so, it could result in strikes or other work stoppages by affected employees, which could cause us to experience a disruption of operations and affect our business, financial condition or results of operations.
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
Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in our business and the transportation of raw materials, products and wastes. These potential hazards include: explosions; fires; severe weather and natural disasters; mechanical failures; unscheduled downtimes; supplier disruptions; labor shortages or other labor difficulties; transportation interruptions; remediation complications; discharges or releases of toxic or hazardous substances or gases; other environmental risks; and terrorist acts.
Some of these hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage and may result in suspension of operations, the shutdown of affected facilities and the imposition of civil or criminal penalties. Furthermore, except for claims that were addressed by the Plans of Reorganization, we will also continue to be subject to present and future claims with respect to workplace exposure, exposure of contractors on our premises, as well as other persons located nearby, workers’ compensation and other matters.
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
Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial condition or results of operations.
Trends in alternative media continue to impact the operations of our newsprint customers. See “–Developments in alternative media could continue to adversely affect the demand for our products, especially in North America, and our responses to these developments may not be successful” above. If a customer is forced into bankruptcy as a result of these trends, any receivables related to that customer prior to the date of the bankruptcy filing of such customer may not be realized. In addition, such a customer may choose to reject its contracts with us, which could result in a larger claim arising prior to the date of the bankruptcy filing of such customer that also may not be realized.
Because our Consolidated Financial Statements reflect adjustments related to the implementation of the Plans of Reorganization and the application of fresh start accounting as a result of our emergence from the Creditor Protection Proceedings, the consolidated financial statements of the Successor Company will not be comparable to the consolidated financial statements of the Predecessor Company.
As of December 31, 2010, we applied fresh start accounting, pursuant to which the reorganization value, as derived from the enterprise value established in the Plans of Reorganization, was allocated to our assets and liabilities based on their fair values (except for deferred income taxes and pension and OPEB projected benefit obligations) in accordance with FASB ASC 805, “Business Combinations” (“FASB ASC 805”), with the excess of net asset values over the reorganization value recorded as an adjustment to equity. The amount of deferred income taxes recorded was determined in accordance with FASB ASC 740, “Income Taxes” (“FASB ASC 740”). The amount of pension and OPEB projected benefit obligations recorded was determined in accordance with FASB ASC 715, “Compensation – Retirement Benefits” (“FASB ASC 715”). Additionally, the implementation of the Plans of Reorganization, among other things, resulted in a new capital structure that replaced our historical pre-petition capital structure. The implementation of the Plans of Reorganization and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our Consolidated Financial Statements for periods prior to December 31, 2010 will not be comparable to our consolidated financial statements as of December 31, 2010 or for periods subsequent to December 31, 2010. For additional information regarding the impact of the implementation of the Plans of Reorganization and the application of fresh start accounting on our Consolidated Balance Sheet as of December 31, 2010, see Note 4, “Creditor Protection Proceedings Related Disclosures – Fresh start accounting,” to our Consolidated Financial Statements.

Certain liabilities were not fully extinguished as a result of our emergence from the Creditor Protection Proceedings.
While a significant amount of our existing liabilities were discharged upon emergence from the Creditor Protection Proceedings, a number of obligations remain in effect following the effective date of the Plans of Reorganization. Various agreements and liabilities remain in place, such as certain employee benefit and pension obligations, potential environmental liabilities related to sites in operation or formerly owned or operated by us and other contracts that, even if they were modified during the Creditor Protection Proceedings, may still subject us to substantial obligations and liabilities. Other claims, such as those alleging toxic tort or product liability, or environmental liability related to formerly owned or operated sites, were not extinguished.
Other circumstances in which claims and other obligations that arose prior to Creditor Protection Proceedings were not discharged include instances where a claimant had inadequate notice of the Creditor Protection Proceedings or a valid argument as to when its claim arose or as a matter of law or otherwise.
It is unlikely that we will pay dividends with respect to our common stock in the foreseeable future.
It is unlikely that we will pay any dividends with respect to our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of the board of directors and will be dependent on then-existing conditions, including our financial condition, results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant. The 2018 Notes indenture and the credit agreement that governs the ABL Credit Facility contain restrictions on our ability to pay dividends.
As a result of the consummation of the Plans of Reorganization, there are significant holders of our common stock.
Upon consummation of the Plans of Reorganization, certain holders of claims received distributions of our common stock representing a substantial percentage of the outstanding shares of our common stock. If these holders of claims obtained a sufficiently sizeable position of our common stock, such holders could be in a position to influence the outcome of actions requiring shareholder approval, including, among other things, the election of board members. This concentration of ownership could also facilitate or hinder a negotiated change of control and consequently, impact the value of our common stock. Furthermore, the possibility that one or more holders of a significant number of shares of our common stock may sell all or a large portion of its shares of our common stock in a short period of time may adversely affect the trading price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Information regarding our owned properties is included in Item 1, “Business,” of this Form 10-K.
In addition to the properties that we own, we also lease under long-term leases certain timberlands, office premises and office and transportation equipment and have cutting rights with respect to certain timberlands. Information regarding timberland and operating leases and cutting rights is included in Note 24, “Timberland and Operating Leases and Purchase Obligations,” to our Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
Creditor Protection Proceedings
For information regarding the Creditor Protection Proceedings from which we emerged on December 9, 2010, see Item 1, “Business – Creditor Protection Proceedings.”
BCFC Bankruptcy and Insolvency Act Filing
As part of a negotiated resolution to certain objections to the Plans of Reorganization, as reflected in the U.S. Court’s order confirming the Chapter 11 Reorganization Plan, BCFC has been dismissed from the CCAA Proceedings and is expected to be dismissed from the Chapter 11 Cases. In addition, BCFC has made an assignment for the benefit of its creditors under the Bankruptcy and Insolvency Act (Canada) (the “BIA”). BCFC appointed a trustee as its representative in the BIA filing, whose responsibilities are to prosecute its claims (including a disputed claim in the Creditor Protection Proceedings), distribute its property, if any, and others as provided by the BIA.
Bridgewater Administration
On February 2, 2010, BPCL filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended. BPCL’s board of directors appointed Ernst & Young LLP as joint administrators for the BPCL Administration, whose responsibilities are to manage the affairs, business and assets of BPCL. For additional information, see Item 1, “Business – Bridgewater Administration.”
Newfoundland and Labrador Expropriation
For information regarding our August 24, 2010 settlement agreement with the Canadian government regarding the December 2008 expropriation of certain of our assets and rights in the province of Newfoundland and Labrador by the provincial government, see Item 1, “Business – Newfoundland and Labrador Expropriation.”
Legal Items
We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims, Aboriginal claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Although the final outcome of any of these matters is subject to many variables and cannot be predicted with any degree of certainty, we establish reserves for a matter (including legal costs expected to be incurred) when we believe an adverse outcome is probable and the amount can be reasonably estimated. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on our results of operations in any given quarter or year.
Subject to certain exceptions, all litigation against the Debtors that arose out of pre-petition conduct or acts was subject to the automatic stay provisions of Chapter 11 and the CCAA and the orders of the Courts rendered thereunder and subject to certain exceptions, any recovery by the plaintiffs in those matters was treated consistently with all other general unsecured claims in the Creditor Protection Proceedings, i.e., to the extent a disputed general unsecured claim becomes an accepted claim, the claimholder would be entitled to receive a ratable amount of Successor Company common stock from the reserve established on the Emergence Date for this purpose, as discussed in Item 1, “Business – Creditor Protection Proceedings.” As a result, we believe that these matters will not have a material adverse effect on our results of operations or financial position.
On March 31, 2010, the Canadian Court dismissed a motion for declaratory judgment brought by the province of Newfoundland and Labrador, awarding costs in our favor, and thus confirmed our position that the five orders the province issued under section 99 of its Environmental Protection Act on November 12, 2009 were subject to the stay of proceedings pursuant to the Creditor Protection Proceedings. The province of Newfoundland and Labrador’s orders could have required us to proceed immediately with the environmental remediation of various sites we formerly owned or operated, some of which the province expropriated in December 2008 with Bill 75. The Quebec Court of Appeal denied the province’s request for leave to appeal on May 18, 2010. An appeal of that decision is now pending before the Supreme Court of Canada, which will hear the matter on November 16, 2011. If leave to appeal is ultimately granted and the appeal is allowed, we could be required to make additional environmental remediation payments without regard to the Creditor Protection Proceedings, which payments could have a material impact on our results of operations or financial condition.
We settled certain matters on December 23, 2010 relating to Woodbridge’s March 9, 2010 motion in the U.S. Court to force Abitibi Consolidated Sales Corporation (“ACSC”), an indirect, wholly-owned subsidiary of AbitibiBowater Inc., to reject the partnership agreement governing ANC (an appeal of which to the U.S. Court was rejected) and our U.S. Court-approved rejection in October 2009 of an amended and restated call agreement in respect of Augusta Newsprint Inc. (“ANI”), an indirect subsidiary of Woodbridge and our former partner in ANC. ANC is the partnership that owned and operated the Augusta newsprint mill before we purchased from Woodbridge all of the issued and outstanding securities of ANI. Woodbridge’s claims for damages resulting from our rejection of the amended and restated call agreement remains a disputed general unsecured claim in the claims resolution process. If Woodbridge’s claims are successful, any award would be settled out of the share reserve and would not impact our results of operations and cash flows. The call agreement would have obligated ACSC to either buy out ANI at a price well above market, or risk losing all of its equity in the joint venture pursuant to forced sale provisions. In connection with the settlement, we entered into a stock purchase agreement pursuant to which ANC acquired from Woodbridge all of the issued and outstanding voting securities of ANI. ANI owned a 47.5% interest in ANC and ACSC owned the remaining 52.5% interest. After giving effect to the transaction on January 14, 2011, ANC distributed the ANI securities to ACSC, and ANI thus became a wholly-owned subsidiary of ACSC and a wholly-owned subsidiary of ours.
Following the announcement of the permanent closure of our Donnacona, Quebec paper mill, on December 3, 2008, the Centrale Syndicale Nationale (“CSN”) and the employees of the Donnacona mill filed against us, Investissement Quebec and the government of the province of Quebec a civil lawsuit before the Superior Court of the district of Quebec. The CSN and the employees also filed a grievance claim for labor arbitration on the same basis. The CSN and the employees had claimed an amount of approximately $48 million in salary through April 30, 2011, as well as moral and exemplary damages, arguing that we failed to respect the obligations subscribed in the context of a loan made by Investissement Quebec. The CSN and the employees had also claimed that Investissement Quebec and the government were solidarily responsible for the loss allegedly sustained by the employees. We settled the matter and the two related grievances in the fourth quarter of 2010 and, as a result, recognized an approximate $5 million general unsecured claim, which will be settled out of the share reserve and will not impact our cash flows.
On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the Combination. The Levin Group sought damages of not less than $70 million, related costs and such other relief as the court deemed just and proper. As part of the Creditor Protection Proceedings, we filed a motion with the U.S. Court to reject the engagement letter entered into with The Levin Group pursuant to which The Levin Group was asserting the claims. As a result, The Levin Group filed a proof of claim for approximately $88 million in the Chapter 11 claims process, which remains a disputed general unsecured claim that will be resolved in the claims resolution process. Accordingly, to the extent The Levin Group is successful, we expect any award would be settled out of the share reserve and would not impact our results of operations and cash flows.
Since late 2001, Bowater, several other paper companies, and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury. These suits have been filed by approximately 1,800 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York and Texas. Approximately 1,000 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 800 claims remain. We expect that any resulting liability would be a general unsecured claim in the claims resolution process, which would be settled out of the share reserve and would not impact our results of operations and cash flows.
For a discussion of environmental matters to which we are subject, see Note 22, “Commitments and Contingencies – Environmental matters,” to our Consolidated Financial Statements.
ITEM 4. (REMOVED AND RESERVED)

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Predecessor Company’s common stock began trading under the symbol “ABH” on both the NYSE and the TSX on October 29, 2007, following the consummation of the Combination. As a result of the Creditor Protection Proceedings, each of the NYSE and the TSX delisted this common stock at the opening of business on May 21, 2009 and the close of market on May 15, 2009, respectively. During the Creditor Protection Proceedings, this common stock traded in the over-the-counter market and was quoted on the Pink Sheets and on the OTC Bulletin Board under the symbol “ABWTQ.”
As of the Emergence Date and pursuant to the Plans of Reorganization, each share of the Predecessor Company’s common stock and each option, warrant, conversion privilege or other legal or contractual right to purchase shares of the Predecessor Company’s common stock, in each case to the extent outstanding immediately before the Emergence Date, was canceled and the holders thereof are not entitled to receive or retain any property on account thereof. On the Emergence Date, we issued 97,134,954 shares of new common stock. The Successor Company’s common stock began trading under the symbol “ABH” on both the NYSE and the TSX on December 10, 2010.
The high and low prices of our common stock for 2009 and 2010, by quarter, are set forth below. The data after May 21, 2009 through December 9, 2010 reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Predecessor common stock:

2009
First quarter	$1.25	$0.31
Second quarter	$0.60	$0.11
Third quarter	$0.18	$0.10
Fourth quarter	$0.34	$0.10

2010
First quarter	$0.24	$0.09
Second quarter	$0.60	$0.09
Third quarter	$0.14	$0.01
Fourth quarter – October 1 – December 9	$0.08	$0.00

Successor common stock:

2010
Fourth quarter – December 10 – December 31	$25.15	$21.50

As of February 28, 2011, there were approximately 1,900 holders of record of the Successor Company’s common stock.
During the fourth quarter of 2007, the payment of a quarterly dividend to shareholders was suspended indefinitely. Additionally, during the Creditor Protection Proceedings, we could not pay dividends on the Predecessor Company’s common stock under the terms of our debtor in possession financing arrangements. It is unlikely that we will pay any dividends with respect to the Successor Company’s common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of the board of directors and will be dependent on then-existing conditions, including our financial condition, results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant. The 2018 Notes indenture and the credit agreement that governs the ABL Credit Facility contain restrictions on our ability to pay dividends.
We did not repurchase any shares of common stock pursuant to publicly-announced plans or programs during 2010.
See Item 12 of this Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding our equity compensation plan.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents summary historical consolidated financial information for each of the last five years and should be read in conjunction with Items 7 and 8. The selected financial information for the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009 under the captions “Statement of Operations Data,” “Segment Sales Information,” “Statement of Cash Flows Data” and “Financial Position” shown below has been derived from our audited Consolidated Financial Statements. All other data under the above-referenced sections has been derived from our or Bowater’s audited consolidated financial statements, which are not included in this Form 10-K. As discussed in Item 1, “Business,” on October 29, 2007, Abitibi and Bowater became subsidiaries of AbitibiBowater Inc. The data set forth below reflects the results of operations and financial position of Bowater for the periods before October 29, 2007 and those of both Abitibi and Bowater for periods beginning on or after October 29, 2007, and may not be indicative of our future financial condition or results of operations.
As previously discussed, the implementation of the Plans of Reorganization and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our Consolidated Financial Statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the consolidated financial statements of the Predecessor Company will not be comparable to the consolidated financial statements of the Successor Company. For additional information regarding the impact of the implementation of the Plans of Reorganization and the application of fresh start accounting on our Consolidated Balance Sheet as of December 31, 2010, see Note 4, “Creditor Protection Proceedings Related Disclosures – Fresh start accounting,” to our Consolidated Financial Statements.

	Predecessor
(In millions, except per share amounts or otherwise
indicated)	2010	2009	2008	2007	2006

Statement of Operations Data
Sales	$4,746	$4,366	$6,771	$3,876	$3,530
Operating (loss) income (1)	(160)	(375)	(1,430)	(400)	41
Reorganization items, net (2)	1,901	(639)	–	–	–
Income (loss) before extraordinary item and cumulative effect of accounting change	2,775	(1,560)	(1,951)	(491)	(130)
Net income (loss) attributable to AbitibiBowater Inc. (3)	2,614	(1,553)	(2,234)	(490)	(138)
Basic net income (loss) per share attributable to AbitibiBowater Inc. common shareholders	45.30	(26.91)	(38.79)	(14.11)	(4.64)
Diluted net income (loss) per share attributable to AbitibiBowater Inc. common shareholders	27.63	(26.91)	(38.79)	(14.11)	(4.64)
Dividends declared per common share (4)	–	–	–	1.15	1.54

Segment Sales Information
Newsprint	$1,804	$1,802	$3,238	$1,574	$1,438
Coated papers	482	416	659	570	612
Specialty papers	1,321	1,331	1,829	800	570
Market pulp	715	518	626	600	559
Wood products	424	290	418	318	332
Other	–	9	1	14	19

	$4,746	$4,366	$6,771	$3,876	$3,530

Statement of Cash Flows Data
Net cash provided by (used in) operating activities	$39	$46	$(420)	$(247)	$182
Cash invested in fixed assets	81	101	186	128	199

	Successor	Predecessor
	2010	2009	2008	2007	2006

Financial Position
Fixed assets (5)	$2,641	$3,897	$4,507	$5,733	$2,939
Total assets	7,156	7,112	8,072	10,287	4,646
Long-term debt, including current portion (6) (7)	905	613	5,293	5,059	2,267
Total debt (6) (7)	905	1,499	5,970	5,648	2,267

Additional Information
Employees (number)	10,500	12,100	15,900	18,000	7,400

(1)	Operating (loss) income for 2010, 2009, 2008, 2007 and 2006 included a net gain on disposition of assets and other of $30 million, $91 million, $49 million, $145 million and $186 million, respectively, and included closure costs, impairment of assets other than goodwill and other related charges of $11 million, $202 million, $481 million, $123 million and $53 million, respectively. Operating loss for 2009 included $276 million of alternative fuel mixture tax credits (see Note 25, “Alternative Fuel Mixture Tax Credits,” to our Consolidated Financial Statements for additional information). Operating (loss) income for 2008 and 2006 included impairment of goodwill charges of $810 million and $200 million, respectively. Operating loss for 2007 included a charge for an arbitration award of $28 million. Operating income for 2006 included a lumber duties refund of $92 million.
(2)	Certain expenses, provisions for losses and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that were realized or incurred in the Creditor Protection Proceedings, including the impact of the implementation of the Plans of Reorganization and the application of fresh start accounting, were recorded in “Reorganization items, net” in our Consolidated Statements of Operations. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Consolidated Financial Statements.
(3)	Net loss attributable to AbitibiBowater Inc. in 2008 included a $256 million extraordinary loss for the non-cash write-off of the carrying value of our timber rights, water rights, leases and hydroelectric assets in the province of Newfoundland and Labrador, which were expropriated by the government of Newfoundland and Labrador in the fourth quarter of 2008. For additional information, see Item 1, “Business – Newfoundland and Labrador Expropriation.”
(4)	Dividends were declared quarterly. During the fourth quarter of 2007, the payment of a quarterly dividend to shareholders was suspended indefinitely. Additionally, during the Creditor Protection Proceedings, we could not pay dividends on the Predecessor Company’s common stock under the terms of our debtor in possession financing arrangements.
(5)	As part of the application of fresh start accounting, fixed assets were adjusted to their fair values as of December 31, 2010. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures – Fresh start accounting,” to our Consolidated Financial Statements.
(6)	As previously discussed, as of the Emergence Date and pursuant to the Plans of Reorganization, all amounts outstanding under our debtor in possession financing arrangements and the Debtors’ pre-petition secured debt obligations were paid in full in cash and certain holders of allowed claims arising from the Debtors’ pre-petition unsecured debt obligations received their pro rata share of the Successor Company’s common stock. Additionally, upon the consummation of the Plans of Reorganization, we assumed the obligations in respect of the $850 million principal amount of 2018 Notes issued by an escrow subsidiary of ours. For additional information, see Note 17, “Liquidity and Debt,” to our Consolidated Financial Statements.
(7)	Due to the commencement of the Creditor Protection Proceedings, our Consolidated Balance Sheets as of December 31, 2009 included unsecured pre-petition debt obligations of $4,852 million (included in “Liabilities subject to compromise”), secured pre-petition debt obligations of $980 million (included in current liabilities) and pre-petition secured debt obligations of $34 million (included in “Long-term debt, net of current portion”).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) provides information that we believe is useful in understanding our results of operations, cash flows and financial condition for the years ended December 31, 2010, 2009 and 2008. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements.
Creditor Protection Proceedings
For information regarding the Creditor Protection Proceedings from which we emerged on December 9, 2010, see Item 1, “Business – Creditor Protection Proceedings.”
Bridgewater Administration
For information regarding our BPCL subsidiary’s filing for administration in the United Kingdom on February 2, 2010, see Item 1, “Business – Bridgewater Administration.”
Business Strategy and Outlook
We emerged from the Creditor Protection Proceedings with a more flexible, lower-cost operating platform and a conservative capital structure. Through aggressive capacity reductions, we streamlined our asset base and the substantial majority of our remaining assets are highly competitive, top performing facilities. We have reduced our debt levels from approximately $6.2 billion at the time of filing for creditor protection to approximately $0.9 billion as of December 31, 2010 (excluding ACH’s long-term debt of $280 million, which was included in “Liabilities associated with assets held for sale” in our Consolidated Balance Sheets as of December 31, 2010). We have substantially lowered our debt service charges, as well as our selling, general and administrative expenses (“SG&A”). We have also lowered overall manufacturing costs including significant reductions in salary and labor wages and costs.
Our business strategy, which continues actions taken during our Creditor Protection Proceedings, is focused on the following key elements: (i) improving our business mix and targeting markets with better demand characteristics, (ii) continuing to improve our cost structure, (iii) further reducing debt and (iv) opportunistically examining growth alternatives.
Improve business mix
We plan to continue our focus on improving our business mix on grades that have and are expected to offer better margins and higher returns. We believe we have cost effective opportunities to grow into grades that offer better demand characteristics, margins and returns compared to newsprint.
Although North American newsprint demand is expected to continue to decline, world newsprint demand, excluding North America, is expected to grow by approximately 0.3% per year from 2010 to 2012, with growth being strongest in Asia, Latin America and the Middle East. The growth in many of the international markets is primarily the result of increased urbanization trends, a rapidly growing middle class, lower Internet penetration rates per capita versus developed countries, economic growth and rising literacy rates. Accordingly, we will continue to focus on capitalizing on the growth of these markets. The location of certain of our mills, which are on or near deep sea ports, allows us the opportunity to serve these higher growth markets.
Reduce costs
We will aggressively focus on reducing our manufacturing costs through operational improvements at our sites and making focused capital investments to improve our cost competitiveness at our critical sites. We will manage our capital spending carefully and plan to take advantage of funding opportunities under the Canadian Pulp and Paper Green Transformation Program (the “Canadian Green Initiative Program”) on energy and other projects in Canada.
We have significantly reduced our SG&A costs from $332 million in 2008 to $155 million in 2010 and have targeted further reductions in SG&A for 2011.
Reduce debt
Reducing debt and the associated interest charges is one of our primary financial goals. We believe this would improve our financial flexibility and support the implementation of our strategic objectives. The indenture governing the 2018 Notes provides that we must use the first $100 million of the net proceeds received from certain asset sales occurring within six months of the Emergence Date to redeem a portion of the 2018 Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest. We expect to apply a portion of the net proceeds from the recently announced sale of our 75% interest in ACH, as described below under “Liquidity and Capital Resources,” to that end. The indenture also provides other opportunities for further note redemptions, subject to certain conditions, including the option, before October 15, 2013, to redeem up to 10% of the 2018 Notes per twelve-month period at a redemption price of 103% of the principal amount, plus accrued and unpaid interest.

Explore strategic opportunities
We believe there will be continued consolidation in the paper and forest products sector as we and our competitors continue to explore ways to increase efficiencies and diversify customer offerings. We believe consolidation could benefit us by allowing us to capture synergies and operate with a lower cost platform. Accordingly, from time to time, we may explore strategic opportunities to enhance our business and improve our returns. Additionally, we will continue to execute on our non-core asset sales initiatives and use the proceeds to continue to improve our balance sheet, increase financial flexibility or reinvest in our business.
Outlook
Overall, the significant operational and financial restructuring that we have implemented since the Combination and during the Creditor Protection Proceedings has provided a competitive operating platform and a conservative capital structure. We believe this operating platform, our financial flexibility and liquidity levels combined, provide us the opportunity to implement our strategies and better manage the continued secular decline in paper consumption.
We will continually strive to improve these strategies and implement more aggressive actions to mitigate downside risk due to cost pressures and cost spikes in our manufacturing costs and a stronger Canadian dollar (currently above parity to the U.S. dollar), which has a significant impact on our financial performance of our Canadian manufacturing sites.
As a result of the implementation of the Plans of Reorganization and the application of fresh start accounting, as well as other actions taken during the Creditor Protection Proceedings, the consolidated financial statements of the Successor Company will not be comparable to the consolidated financial statements of the Predecessor Company. Beginning in 2011, it is expected that the consolidated statement of operations of the Successor Company will be significantly different from the Predecessor Company due to, among other things, the following:
•	lower depreciation, amortization and cost of timber harvested as a result of the rationalization of facilities, sale of assets, reductions in the carrying values of fixed assets and amortizable intangible assets to reflect fair values and updated useful lives of fixed assets and amortizable intangible assets;

•	lower labor and salary costs as a result of the implementation of our new labor agreements (costs of sales, excluding depreciation, amortization and cost of timber harvested) and salary reductions at the corporate level (selling and administrative expenses);

•	significantly lower interest expense as a result of the settlement or extinguishment of the Predecessor Company’s secured and unsecured debt obligations, partially offset by interest expense on our exit financing; and

•	higher income tax provision due to the reversal of deferred tax valuation allowances in connection with the implementation of the Plans of Reorganization. We established approximately $1,783 million of deferred income tax assets and therefore do not expect to pay significant cash taxes until these deferred income tax assets are fully utilized.
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
As discussed further below, the newsprint industry experienced a decrease in North American demand in 2010 compared to 2009; however, the newsprint market was much improved in 2010 compared to 2009 when North American demand declined 25.3% compared to 2008. North American demand for coated mechanical papers increased slightly in 2010 compared to 2009. The specialty papers industry experienced a slight increase in North American demand in 2010 compared to 2009, particularly for supercalendered high gloss papers. Global shipments of market pulp increased slightly in 2010 compared to 2009. During this period, increases in demand in North America and Western Europe were partially offset by a significant demand decline in China. Our wood products segment benefited from a significant increase in pricing in 2010 compared to 2009.
As discussed above, due to the implementation of the Plans of Reorganization and the application of fresh start accounting, our past operating results and financial condition will not be comparable to our future operating results and financial condition.

Consolidated Results of Operations
Year Ended December 31, 2010 versus December 31, 2009

	Predecessor
	Years Ended December 31,
(In millions, except per share amounts)	2010	2009	Change

Sales	$4,746	$4,366	$380
Operating loss	(160)	(375)	215
Net income (loss) attributable to AbitibiBowater Inc.	2,614	(1,553)	4,167
Net income (loss) per share attributable to AbitibiBowater Inc. – basic	45.30	(26.91)	72.21
Net income (loss) per share attributable to AbitibiBowater Inc. – diluted	27.63	(26.91)	54.54

Significant items that favorably (unfavorably) impacted operating loss:
Product pricing			$233
Shipments			147

Change in sales			380

Change in cost of sales and depreciation, amortization and cost of timber harvested			(272)

Change in distribution costs			(66)

Change in selling and administrative expenses			43

Change in closure costs, impairment of assets other than goodwill and other related charges			191

Change in net gain on disposition of assets and other			(61)

			$215

Sales
Sales increased $380 million, or 8.7%, from $4,366 million in 2009 to $4,746 million in 2010. The increase was primarily due to significantly higher transaction prices for market pulp and wood products, higher transaction prices for newsprint and higher shipments for coated papers, specialty papers and wood products, partially offset by lower transaction prices for specialty papers and lower shipments for newsprint. The impact of each of these items is discussed further below under “Segment Results of Operations.”
Operating loss
Operating loss decreased $215 million from $375 million in 2009 to $160 million in 2010. The above table analyzes the major items that decreased operating loss. A brief explanation of these major items follows.
Manufacturing costs increased $272 million in 2010 compared to 2009, primarily due to a significantly unfavorable currency exchange ($248 million, primarily due to the Canadian dollar), benefits from the alternative fuel mixture tax credits of $276 million that were recorded in 2009 (the fuel tax credit program expired at the end of 2009) and higher costs for maintenance ($26 million) and energy ($12 million). These higher costs were partially offset by lower volumes ($40 million) and lower costs for wood and fiber ($15 million), fuel ($8 million), chemicals ($21 million), labor and benefits ($55 million), depreciation ($109 million) and other favorable cost variances. For additional information regarding the alternative fuel mixture tax credits, reference is made to Note 25, “Alternative Fuel Mixture Tax Credits,” to our Consolidated Financial Statements.
Distribution costs increased $66 million in 2010 compared to 2009 due to higher distribution costs per ton and higher shipment volumes.
Selling and administrative costs decreased $43 million in 2010 compared to 2009 due to our continued cost reduction initiatives and the reversal of a $17 million bonus accrual in 2010, as well as $10 million of costs incurred in 2009 related to our unsuccessful refinancing efforts. These decreases were partially offset by a $16 million reversal that was recorded in 2009 for previously recorded Canadian capital tax liabilities as a result of legislation which eliminated this tax, an accrual of approximately $7 million in 2010 for the 2010 short-term incentive plan and a lease termination fee of approximately $2 million in 2010 related to our head office in Montreal, Quebec.

In 2010 and 2009, we recorded $11 million and $202 million, respectively, in closure costs, impairment of assets other than goodwill and other related charges, which were not associated with our work towards a comprehensive restructuring plan. In 2010 and 2009, we realized $30 million and $91 million, respectively, in net gains on disposition of assets and other, which were not associated with our work towards a comprehensive restructuring plan. For additional information, see “Segment Results of Operations – Corporate and Other” below.
Net income (loss) attributable to AbitibiBowater Inc.
Net income (loss) attributable to AbitibiBowater Inc. in 2010 was $2,614 million of net income, or $27.63 per diluted common share, an improvement of $4,167 million, or $54.54 per diluted common share, compared to $1,533 million of net loss, or $26.91 per diluted common share, in 2009. The improvement was primarily due to the decrease in operating loss, as discussed above, decreases in interest expense and reorganization items, net, and an increase in income tax benefit, partially offset by the increase in other (expense) income, net, all of which are discussed further below under “Non-operating Items.” As further discussed in Note 4, “Creditor Protection Proceedings Related Disclosures – Fresh start accounting,” to our Consolidated Financial Statements, reorganization items, net in 2010 included a net gain of $3,553 million resulting from the implementation of the Plans of Reorganization and a net expense of $362 million resulting from the application of fresh start accounting. Additionally, we recorded an income tax benefit of $1,606 million, primarily due to the reversal of our valuation allowances in connection with the implementation of the Plans of Reorganization (see Note 21, “Income Taxes,” to our Consolidated Financial Statements for additional information).
Fourth Quarter of 2010 versus Fourth Quarter of 2009
Sales increased $146 million, or 13.0%, from $1,126 million in the fourth quarter of 2009 to $1,272 million in the fourth quarter of 2010. The increase was due to significantly higher transaction prices for newsprint and market pulp, higher transaction prices for coated papers, specialty papers and wood products, as well as higher shipments for coated papers, specialty papers, market pulp and wood products, partially offset by lower shipments for newsprint.
Operating loss improved $54 million from an operating loss of $43 million in the fourth quarter of 2009 to operating income of $11 million in the fourth quarter of 2010. The improvement was primarily due to the increase in sales, as discussed above, and a $16 million increase in net gain on disposition of assets and other (resulting from a net gain related to a customer bankruptcy settlement), partially offset by the following:
•	an increase in manufacturing costs of $56 million, primarily due to an unfavorable currency exchange ($26 million, primarily due to the Canadian dollar) and higher costs for wood and fiber ($4 million), energy ($27 million), chemicals ($2 million) and other unfavorable cost variances, partially offset by lower volumes ($56 million) and lower costs for maintenance ($6 million), labor and benefits ($12 million) and depreciation ($24 million), as well as benefits from the alternative fuel mixture tax credits ($75 million) that were recorded in the fourth quarter of 2009;

•	an increase in distribution costs of $9 million, due to higher distribution costs per ton, partially offset by lower shipment volumes;

•	an increase in selling and administrative expenses of $13 million, primarily due to an accrual of approximately $7 million in the fourth quarter of 2010 for the 2010 short-term incentive plan and a lease termination fee of approximately $2 million in the fourth quarter of 2010 related to our head office in Montreal, Quebec; and

•	a change in closure costs, impairment of assets other than goodwill and other related charges, which were not associated with our work towards a comprehensive restructuring plan, of $30 million.
Interest expense decreased $70 million from $136 million in the fourth quarter of 2009 to $66 million in the fourth quarter of 2010, primarily as a result of ceasing to accrue interest on the CCAA filers’ pre-petition unsecured debt obligations in the third quarter of 2010, as discussed further below, partially offset by interest accrued on the 2018 Notes in the fourth quarter of 2010.
Other expense, net was $121 million in the fourth quarter of 2010 compared to other expense, net of $15 million in the fourth quarter of 2009, primarily due to higher foreign currency exchange losses in the fourth quarter of 2010 compared to the fourth quarter of 2009.
Net income (loss) attributable to AbitibiBowater Inc. in the fourth quarter of 2010 was $4,240 million of net income, or $44.82 per diluted common share, compared to $314 million of net loss, or $5.43 per diluted common share, in the fourth quarter of 2009. The improvement was primarily due to the decreases in operating loss and interest expense, as discussed above, a decrease in reorganization items, net, and an increase in income tax benefit. These decreases were partially offset by the increase in other expense, net, as discussed above. As further discussed in Note 4, “Creditor Protection Proceedings Related Disclosures – Fresh start accounting,” to our Consolidated Financial Statements, reorganization items, net in the fourth quarter of 2010 included a net gain of $3,553 million resulting from the implementation of the Plans of Reorganization and a net expense of $362 million resulting from the application of fresh start accounting. Additionally, we recorded an income tax benefit of $1,601 million, primarily due to the reversal of our valuation allowances in connection with the implementation of the Plans of Reorganization (see Note 21, “Income Taxes,” to our Consolidated Financial Statements for additional information).

Year Ended December 31, 2009 versus December 31, 2008

	Predecessor
	Years Ended December 31,
(In millions, except per share amounts)	2009	2008	Change

Sales	$4,366	$6,771	$(2,405)
Operating loss	(375)	(1,430)	1,055
Net loss attributable to AbitibiBowater Inc.	(1,553)	(2,234)	681
Net loss per share attributable to AbitibiBowater Inc. – basic and diluted	(26.91)	(38.79)	11.88

Significant items that (unfavorably) favorably impacted operating loss:
Product pricing			$(838)
Shipments			(1,567)

Change in sales			(2,405)

Change in cost of sales and depreciation, amortization and cost of timber harvested			1,925

Change in distribution costs			270

Change in selling and administrative expenses			134

Change in impairment of goodwill			810

Change in closure costs, impairment of assets other than goodwill and other related charges			279

Change in net gain on disposition of assets and other			42

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
Manufacturing costs decreased $1,925 million in 2009 compared to 2008, primarily due to lower volumes ($931 million), a favorable currency exchange ($194 million, primarily due to the Canadian dollar), benefits from the alternative fuel mixture tax credits ($276 million) that were recorded in 2009 and lower costs for labor and benefits ($135 million), depreciation ($124 million), wood and fiber ($109 million), maintenance ($49 million), energy ($20 million), fuel ($13 million) and other favorable cost variances. These lower costs were partially offset by higher costs for chemicals ($18 million).
Distribution costs decreased $270 million in 2009 compared to 2008, due to significantly lower shipment volumes and lower distribution costs per ton.
Selling and administrative costs decreased $134 million in 2009 compared to 2008, primarily due to our cost reduction initiatives, as well as a $16 million reversal that was recorded in 2009 for previously recorded Canadian capital tax liabilities as a result of legislation which eliminated this tax, partially offset by $10 million of costs incurred in 2009 related to our unsuccessful refinancing efforts.
In 2008, we recorded an $810 million non-cash impairment charge for goodwill. Additionally, in 2009, we recorded $202 million in closure costs, impairment of assets other than goodwill and other related charges, which were not associated with our work towards a comprehensive restructuring plan, compared to $481 million in 2008. In 2009, we realized $91 million in net gains on disposition of assets and other, which were not associated with our work towards a comprehensive restructuring plan, compared to $49 million in 2008. For additional information, see “Segment Results of Operations – Corporate and Other” below.
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
Non-operating Items – Years Ended December 31, 2010, 2009 and 2008
Interest expense
Interest expense decreased to $483 million in 2010 from $597 million in 2009 and $706 million in 2008. Pursuant to the Creditor Protection Proceedings, we ceased recording interest expense on certain pre-petition debt obligations. In accordance with FASB ASC 852, we recorded interest expense on our pre-petition debt obligations only to the extent that: (i) interest would be paid during the Creditor Protection Proceedings or (ii) it was probable that interest would be an allowed priority, secured or unsecured claim. As such, during the Creditor Protection Proceedings, we continued to accrue interest on the Debtors’ pre-petition secured debt obligations and, until the third quarter of 2010, the CCAA filers’ pre-petition unsecured debt obligations, based on the expectation that post-petition accrued interest on the CCAA filers’ pre-petition unsecured debt obligations would be a permitted claim under the CCAA Proceedings. However, pursuant to the CCAA Reorganization Plan sanctioned by the Canadian Court on September 23, 2010, the CCAA filers’ pre-petition unsecured debt obligations did not include the amount of such post-petition accrued interest for distribution purposes and therefore, such accrued interest was accounted for as not having been approved as a permitted claim. Accordingly, we reversed such post-petition accrued interest as a Reorganization item in the third quarter of 2010 and we ceased accruing interest on the CCAA filers’ pre-petition unsecured debt obligations, as discussed in Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Consolidated Financial Statements. Interest expense in 2010 included a cumulative adjustment of $43 million to increase the accrued interest on the unsecured U.S. dollar denominated debt obligations of the CCAA filers, as further discussed in Note 17, “Liquidity and Debt – Debt – During Creditor Protection Proceedings,” to our Consolidated Financial Statements. Interest expense in 2010 also included accrued interest on the 2018 Notes, which were issued on October 4, 2010, as further discussed below under “Liquidity and Capital Resources.”
Other (expense) income, net
Other expense, net in 2010 was $89 million, primarily comprised of foreign currency exchange losses. Other expense, net in 2009 was $71 million, primarily comprised of foreign currency exchange losses of $59 million, fees of $23 million for waivers and amendments to the Abitibi and Donohue accounts receivable securitization program, as well as a loss on the sale of ownership interests in accounts receivable of $17 million, partially offset by $24 million of income, net from a subsidiary’s proceeds sharing arrangement related to a third party’s sale of timberlands. Other income, net in 2008 was $93 million, primarily comprised of foreign currency exchange gains of $72 million and a gain on extinguishment of debt of $31 million, partially offset by a loss on the sale of ownership interests in accounts receivable of $20 million.
Reorganization items, net
Pursuant to FASB ASC 852, we recorded reorganization items, net in 2010 of a credit of $1,901 million and expense of $639 million in 2009 for certain expenses, provisions for losses and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that were realized or incurred in the Creditor Protection Proceedings, including the impact of the implementation of the Plans of Reorganization (net gain of $3,553 million in 2010) and the application of fresh start accounting (net expense of $362 million in 2010). For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” to our Consolidated Financial Statements. We anticipate that legal and certain other costs related to our emergence from the Creditor Protection Proceedings will continue in 2011 and such costs, when incurred, will be recorded in other (expense) income, net in our consolidated statements of operations.
Income taxes
In 2010, income tax benefits of approximately $1,606 million were recorded on income before income taxes of $1,169 million, resulting in an effective tax rate of (137)%. The income tax benefit was primarily due to the reversal of our valuation allowances as part of the implementation of the Plans of Reorganization and the non-taxability of the gains on the Plans of Reorganization. See Note 21, “Income Taxes,” to our Consolidated Financial Statements.

Our effective tax rate in 2009 and 2008 was 7% and 5%, respectively, resulting from the recording of a tax benefit on a pre-tax loss in both years. In 2009 and 2008, income tax benefits of approximately $615 million and $331 million, respectively, generated on the majority of our losses for each of these years were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Our effective tax rate for the year ended December 31, 2009 was primarily impacted by the valuation allowance, as described above, and the tax treatment on foreign currency gains and losses. Additionally, subsequent to the commencement of Abitibi’s CCAA Proceedings, in 2009, we concluded that our investment in the common stock of Abitibi no longer had any value and therefore, we recorded a $308 million tax benefit for a worthless stock deduction, which represents the estimated tax basis in our investment in Abitibi of approximately $800 million. In addition, in 2009, we recorded a tax recovery of approximately $141 million related to the asset impairment charges associated with our investment in Manicouagan Power Company (“MPCo”) while it was an asset held for sale. For additional information, see Note 6, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges,” to our Consolidated Financial Statements. Our effective tax rate for the year ended December 31, 2008 was primarily impacted by the valuation allowance, the non-deductible goodwill impairment charge, the tax treatment on foreign currency gains and losses and the impacts of lower foreign income taxes.
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
Extraordinary loss on expropriation of assets
In 2008, we recorded an extraordinary loss of $256 million for the non-cash write-off of the carrying value of our expropriated assets in the province of Newfoundland and Labrador, which were expropriated by the government of Newfoundland and Labrador in the fourth quarter of 2008. For additional information, see Item 1, “Business – Newfoundland and Labrador Expropriation.”
     Financial Condition
As previously discussed, the implementation of the Plans of Reorganization and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our Consolidated Financial Statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the Consolidated Balance Sheet of the Successor Company as of December 31, 2010 is not comparable to the consolidated balance sheet of the Predecessor Company as of December 31, 2009. Total assets were $7.2 billion as of December 31, 2010, an increase of $0.1 billion compared to December 31, 2009. Total assets as of December 31, 2010 reflect the recording of deferred tax assets, partially offset by the revaluation of assets to fair value as a result of the application of fresh start accounting, the sale of assets and a decrease in cash and cash equivalents. Cash and cash equivalents were $319 million as of December 31, 2010, a decrease of $437 million compared to December 31, 2009. This decrease was primarily due to the payments related to the implementation of the Plans of Reorganization in 2010, partially offset by the proceeds received from the issuance of the 2018 Notes and the NAFTA settlement in 2010. For additional information regarding our liquidity, see “Liquidity and Capital Resources” below. For additional information regarding the impact of the implementation of the Plans of Reorganization and the application of fresh start accounting on our Consolidated Balance Sheet as of December 31, 2010, see Note 4, “Creditor Protection Proceedings Related Disclosures – Fresh start accounting,” to our Consolidated Financial Statements.
     Segment Results of Operations
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products. None of the income or loss items following “Operating loss” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, impairment of goodwill, closure costs, impairment of assets other than goodwill and other related charges, employee termination costs, net gain on disposition of assets and other, as well as other discretionary charges or credits are not allocated to our segments. Also excluded from our segment results are corporate and other items, which include timber sales and general and administrative expenses, including costs associated with our unsuccessful refinancing efforts. These items are also analyzed separately from our segment results. Share-based compensation expense and depreciation expense are, however, allocated to our segments. For additional information regarding our segments, see Note 26, “Segment Information,” to our Consolidated Financial Statements.
Year Ended December 31, 2010 versus December 31, 2009
Newsprint

	Predecessor
	Years Ended December 31,
	2010	2009	Change

Average price (per metric ton)	$600	$571	$29
Average cost (per metric ton)	$657	$682	$(25)
Shipments (thousands of metric tons)	3,005	3,157	(152)
Downtime (thousands of metric tons)	738	1,404	(666)
Inventory at end of year (thousands of metric tons)	75	117	(42)

(In millions)

Segment sales	$1,804	$1,802	$2
Segment operating loss	(171)	(353)	182

Significant items that favorably (unfavorably) impacted segment operating loss:
Product pricing			$93
Shipments			(91)

Change in sales			2

Change in cost of sales and depreciation, amortization and cost of timber harvested			211

Change in distribution costs			(22)

Change in selling and administrative expenses			(9)

			$182

Segment sales increased $2 million, or 0.1%, from $1,802 million in 2009 to $1,804 million in 2010 due to higher transaction prices, offset by lower shipment volumes. Shipments in 2010 decreased 152,000 metric tons, or 4.8%, compared to 2009.
In 2010, downtime was primarily at indefinitely idled facilities.
Segment operating loss decreased $182 million to $171 million in 2010 compared to $353 million in 2009, primarily due to lower manufacturing costs, partially offset by higher distribution and selling and administrative costs. The above table analyzes the major items that decreased operating loss. A brief explanation of these major items follows.
Segment manufacturing costs decreased $211 million in 2010 compared to 2009, primarily due to lower volumes ($166 million), lower costs for wood and fiber ($7 million), energy ($4 million), fuel ($5 million), labor and benefits ($55 million), depreciation ($68 million) and other favorable cost variances. These lower costs were partially offset by an unfavorable currency exchange ($96 million, primarily due to the Canadian dollar), as well as benefits from the alternative fuel mixture tax credits of $15 million that were recorded in 2009. The average cost per ton decreased $30 in 2010 compared to 2009, excluding the benefit of $5 per ton credited in 2009 due to the benefits from the alternative fuel mixture tax credits in 2009.
Segment distribution costs increased $22 million in 2010 compared to 2009 due to higher distribution costs per ton, partially offset by lower shipment volumes.
Newsprint Third-Party Data: In 2010, North American newsprint demand declined 6.0% compared to 2009 and for the month of December 2010, declined 4.5% compared to the month of December 2009. In 2010, North American net exports of newsprint were 47.9% higher than 2009. Inventories for North American mills as of December 31, 2010 were 187,000 metric tons, which is 34.2% lower than as of December 31, 2009. The days of supply at the U.S. daily newspapers was 44 days as of December 31, 2010 compared to 47 days as of December 31, 2009. The North American operating rate for newsprint was 92% in 2010 compared to 75% in 2009.

Coated Papers

	Predecessor
	Years Ended December 31,
	2010	2009	Change

Average price (per short ton)	$718	$730	$(12)
Average cost (per short ton)	$672	$574	$98
Shipments (thousands of short tons)	671	571	100
Downtime (thousands of short tons)	10	114	(104)
Inventory at end of year (thousands of short tons)	20	22	(2)

(In millions)

Segment sales	$482	$416	$66
Segment operating income	31	89	(58)

Significant items that (unfavorably) favorably impacted segment operating income:
Product pricing			$(6)
Shipments			72

Change in sales			66

Change in cost of sales and depreciation, amortization and cost of timber harvested			(117)

Change in distribution costs			(6)

Change in selling and administrative expenses			(1)

			$(58)

Segment sales increased $66 million, or 15.9%, from $416 million in 2009 to $482 million in 2010 due to significantly higher shipment volumes, partially offset by lower transaction prices.
Segment operating income decreased $58 million to $31 million in 2010 compared to $89 million in 2009, primarily due to higher manufacturing and distribution costs, partially offset by increased sales as discussed above. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $117 million in 2010 compared to 2009, primarily due to benefits from the alternative fuel mixture tax credits of $62 million that were recorded in 2009, higher volumes ($31 million) and higher costs for wood and fiber ($10 million), fuel ($2 million), chemicals ($8 million), labor and benefits ($2 million), maintenance ($7 million) and depreciation ($2 million), partially offset by favorable cost variances. The average cost per ton decreased $11 in 2010 compared to 2009, excluding the benefit of $109 per ton credited in 2009 due to the benefits from the alternative fuel mixture tax credits in 2009.
Segment distribution costs increased $6 million in 2010 compared to 2009 due to higher shipment volumes.
Coated Papers Third-Party Data: North American demand for coated mechanical papers increased 1.8% in 2010 compared to 2009. The North American operating rate for coated mechanical papers was 88% in 2010 compared to 78% in 2009. North American coated mechanical mill inventories were at 14 days of supply as of December 31, 2010 compared to 19 days of supply as of December 31, 2009.

Specialty Papers

	Predecessor
	Years Ended December 31,
	2010	2009	Change

Average price (per short ton)	$687	$731	$(44)
Average cost (per short ton)	$709	$685	$24
Shipments (thousands of short tons)	1,924	1,819	105
Downtime (thousands of short tons)	115	521	(406)
Inventory at end of year (thousands of short tons)	88	86	2

(In millions)

Segment sales	$1,321	$1,331	$(10)
Segment operating (loss) income	(44)	85	(129)

Significant items that (unfavorably) favorably impacted segment operating (loss) income:
Product pricing			$(82)
Shipments			72

Change in sales			(10)

Change in cost of sales and depreciation, amortization and cost of timber harvested			(114)

Change in distribution costs			(3)

Change in selling and administrative costs			(2)

			$(129)

Segment sales decreased $10 million, or 0.8%, from $1,331 million in 2009 to $1,321 million in 2010 due to lower average transaction prices, partially offset by higher shipment volumes.
In 2010, downtime at our facilities was market related.
Segment operating income decreased $129 million to an operating loss of $44 million in 2010 compared to $85 million of operating income in 2009, primarily due to higher manufacturing costs, as well as decreased sales as discussed above. The above table analyzes the major items that decreased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $114 million in 2010 compared to 2009, primarily due to an unfavorable Canadian dollar currency exchange ($78 million), benefits from the alternative fuel mixture tax credits of $34 million that were recorded in 2009, higher volumes ($8 million) and higher costs for energy ($23 million), maintenance ($10 million) and other unfavorable cost variances. These higher costs were partially offset by lower costs for wood and fiber ($3 million), depreciation ($23 million), chemicals ($14 million) and fuel ($3 million). The average cost per ton increased $5 in 2010 compared to 2009, excluding the benefit of $19 per ton credited in 2009 due to the benefits from the alternative fuel mixture tax credits in 2009.
Segment distribution costs increased $3 million in 2010 compared to 2009 due to higher shipment volumes, partially offset by lower distribution costs per ton.
Specialty Papers Third-Party Data: In 2010 compared to 2009, North American demand for supercalendered high gloss papers was up 1.8%, for lightweight or directory grades was down 8.1%, for standard uncoated mechanical papers was up 3.5% and in total for all specialty papers was up 1.1%. The North American operating rate for all specialty papers was 91% in 2010 compared to 76% in 2009. North American uncoated mechanical mill inventories were at 16 days of supply as of December 31, 2010 compared to 18 days supply as of December 31, 2009.

Market Pulp

	Predecessor
	Years Ended December 31,
	2010	2009	Change

Average price (per metric ton)	$737	$548	$189
Average cost (per metric ton)	$596	$430	$166
Shipments (thousands of metric tons)	970	946	24
Downtime (thousands of metric tons)	47	138	(91)
Inventory at end of year (thousands of metric tons)	58	53	5

(In millions)

Segment sales	$715	$518	$197
Segment operating income	137	112	25

Significant items that favorably (unfavorably) impacted segment operating income:
Product pricing			$180
Shipments			17

Change in sales			197

Change in cost of sales and depreciation, amortization and cost of timber harvested			(159)

Change in distribution costs			(10)

Change in selling and administrative expenses			(3)

			$25

Segment sales increased $197 million, or 38.0%, from $518 million in 2009 to $715 million in 2010 due to significantly higher transaction prices and slightly higher shipment volumes.
Segment operating income increased $25 million to $137 million in 2010 compared to $112 million in 2009, primarily due to increased sales as discussed above, partially offset by higher manufacturing and distribution costs. The above table analyzes the major items that increased operating income. A brief explanation of these major items follows.
Segment manufacturing costs increased $159 million in 2010 compared to 2009, primarily due to benefits from the alternative fuel mixture tax credits of $165 million that were recorded in 2009, an unfavorable Canadian dollar currency exchange ($26 million), higher costs for maintenance ($6 million) and other unfavorable cost variances. These higher costs were partially offset by lower volumes ($10 million) and lower costs for energy ($2 million), fuel ($2 million), chemicals ($13 million), labor and benefits ($15 million) and depreciation ($3 million). The average cost per ton decreased $9 in 2010 compared to 2009, excluding the benefit of $175 per ton credited in 2009 due to the benefits from the alternative fuel mixture tax credits in 2009.
Segment distribution costs increased $10 million in 2010 compared to 2009 due to higher distribution costs per ton and higher shipment volumes.
Market Pulp Third-Party Data: World shipments for market pulp increased 0.3% in 2010 compared to 2009. Shipments were up 7.6% in Western Europe (the world’s largest pulp market), up 5.7% in North America, down 17.4% in China, up 11.3% in Latin America and down 7.0% in Africa and Asia (excluding China and Japan). World market pulp producers shipped at 92% of capacity in 2010 compared to 91% in 2009. World market pulp producer inventories were at 30 days of supply as of December 31, 2010 compared to 27 days of supply as of December 31, 2009.

Wood Products

	Predecessor
	Years Ended December 31,
	2010	2009	Change

Average price (per thousand board feet)	$304	$254	$50
Average cost (per thousand board feet)	$297	$303	$(6)
Shipments (millions of board feet)	1,395	1,143	252
Downtime (millions of board feet)	954	1,761	(807)
Inventory at end of year (millions of board feet)	122	106	16

(In millions)

Segment sales	$424	$290	$134
Segment operating income (loss)	9	(56)	65

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing			$57
Shipments			77

Change in sales			134

Change in cost of sales and depreciation, amortization and cost of timber harvested			(54)

Change in distribution costs			(17)

Change in selling and administrative expenses			2

			$65

Segment sales increased $134 million, or 46.2%, from $290 million in 2009 to $424 million in 2010 due to significantly higher shipment volumes and transaction prices. Despite a decrease in U.S. housing starts, shipments were higher in 2010, primarily due to an increase in Canadian housing starts.
In 2010, downtime at our facilities was market related.
Segment operating loss improved $65 million to operating income of $9 million in 2010 compared to a $56 million operating loss in 2009, primarily due to increased sales as discussed above, partially offset by higher manufacturing and distribution costs. The above table analyzes the major items that improved operating loss. A brief explanation of these major items follows.
Segment manufacturing costs increased $54 million in 2010 compared to 2009, primarily due to an unfavorable Canadian dollar currency exchange ($48 million) and higher volumes ($105 million), partially offset by lower costs for wood ($14 million), energy ($5 million), depreciation ($6 million), labor and benefits ($12 million), administrative overhead ($38 million) and other favorable cost variances.
Segment distribution costs increased $17 million in 2010 compared to 2009 due to higher shipment volumes and higher distribution costs per ton.
Wood Products Third-Party Data: Privately-owned housing starts in the U.S. decreased 8.2% to a seasonally-adjusted annual rate of 529,000 units in December 2010 compared to 576,000 units in December 2009.

Corporate and Other
The following table is included in order to facilitate the reconciliation of our segment sales and segment operating income (loss) to our total sales and operating loss in our Consolidated Statements of Operations.

	Predecessor
	Years Ended December 31,
(In millions)	2010	2009	Change

Sales	$–	$9	$(9)
Operating loss	(122)	(252)	130

Sales	$–	$9	$(9)

Cost of sales and depreciation, amortization and cost of timber harvested	(44)	(8)	(36)

Distribution (costs) credit	(3)	6	(9)

Selling and administrative expenses	(94)	(148)	54

Closure costs, impairment of assets other than goodwill and other related charges	(11)	(202)	191

Net gain on disposition of assets and other	30	91	(61)

Operating loss	$(122)	$(252)	$130

Cost of sales and depreciation, amortization and cost of timber harvested
Manufacturing costs included an accrual of approximately $6 million in 2010 for the 2010 short-term incentive plan and approximately $31 million in 2010 for ongoing costs related to closed mills. Manufacturing costs included $17 million in 2009 for the write-down of inventory, primarily associated with our Alabama River, Alabama and Dalhousie, New Brunswick mills, as well as two paper machines at our Calhoun mill.
Selling and administrative expenses
The decrease in selling and administrative expenses in 2010 compared to 2009 was due to our continued cost reduction initiatives, the reversal of a $17 million bonus accrual in 2010, as well as $10 million of costs incurred in 2009 related to our unsuccessful refinancing efforts. These decreases were partially offset by a $16 million reversal that was recorded in 2009 for previously recorded Canadian capital tax liabilities as a result of legislation which eliminated this tax, an accrual of approximately $7 million in 2010 for the 2010 short-term incentive plan and a lease termination fee of approximately $2 million in 2010 related to our head office in Montreal, Quebec.
Closure costs, impairment of assets other than goodwill and other related charges
In 2010, we recorded $11 million of closure costs, impairment of assets other than goodwill and other related charges, which were not associated with our work towards a comprehensive restructuring plan, primarily for the recording of a tax indemnification liability related to the 2009 sale of our investment in MPCo and long-lived asset impairment charges related to our previously permanently closed Covington, Tennessee facility, as well as costs for a lawsuit related to a closed mill and other miscellaneous adjustments to severance liabilities and asset retirement obligations.
In 2009, we recorded $202 million of closure costs, impairment of assets other than goodwill and other related charges, which were not associated with our work towards a comprehensive restructuring plan, primarily for asset impairment charges related to assets held for sale for our interest in MPCo, as well as certain of our newsprint mill assets, accelerated depreciation charges for two paper machines at our Calhoun mill, which were previously indefinitely idled, and additional asset impairment charges primarily related to two previously permanently closed mills. In addition, in 2009, we recorded severance and other costs related to the permanent closures of our Westover, Alabama sawmill and Goodwater, Alabama planer mill operations and the continued idling of our Alabama River newsprint mill.
For additional information, see Note 6, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges,” to our Consolidated Financial Statements.

Net gain on disposition of assets and other
In 2010, we recorded a net gain on disposition of assets and other of $30 million, primarily related to the sale, with Court or Monitor approval, as applicable, of various assets, which were not associated with our work towards a comprehensive restructuring plan, as well as a net gain related to a customer bankruptcy settlement. In 2009, we recorded a net gain on disposition of assets and other of $91 million, primarily related to the sale, with Court or Monitor approval, as applicable, of 491,356 acres of timberlands, primarily located in Quebec, Canada and other assets.
For additional information, see Note 7, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets and Other – Net gain on disposition of assets and other,” to our Consolidated Financial Statements.
Year Ended December 31, 2009 versus December 31, 2008
Newsprint

	Predecessor
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
Segment manufacturing costs decreased $873 million in 2009 compared to 2008, primarily due to lower volumes ($581 million), favorable currency exchange ($103 million, primarily due to the Canadian dollar), benefits from the alternative fuel mixture tax credits ($15 million) that were recorded in 2009 and lower costs for wood and fiber ($92 million), depreciation ($48 million), labor and benefits ($47 million) and maintenance ($15 million), partially offset by higher costs for chemicals ($7 million) and other unfavorable cost variances.

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

	Predecessor
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
Segment manufacturing costs decreased $183 million in 2009 compared to 2008, primarily due to lower volumes ($71 million), benefits from the alternative fuel mixture tax credits ($62 million) that were recorded in 2009 and lower costs for depreciation ($10 million), labor and benefits ($16 million), maintenance ($5 million), fuel ($6 million) and other favorable cost variances, partially offset by higher costs for chemicals ($5 million). The average cost per ton decreased $139 in 2009 compared to 2008, primarily due to the benefits from the alternative fuel mixture tax credits in 2009.
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

	Predecessor
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
Segment manufacturing costs decreased $537 million in 2009 compared to 2008, primarily due to lower volumes ($265 million), a favorable Canadian dollar currency exchange ($52 million), benefits from the alternative fuel mixture tax credits ($34 million) that were recorded in 2009 and lower costs for wood and fiber ($13 million), depreciation ($88 million), labor and benefits ($48 million), maintenance ($15 million), energy ($13 million) and other favorable cost variances.
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

	Predecessor
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
Segment manufacturing costs decreased $150 million in 2009 compared to 2008, primarily due to a favorable Canadian dollar currency exchange ($18 million), benefits from the alternative fuel mixture tax credits ($165 million) that were recorded in 2009, maintenance ($6 million), energy ($5 million) and fuel ($6 million), partially offset by higher volumes ($36 million) and higher costs for wood and fiber ($6 million), labor and benefits ($7 million) and chemicals ($3 million). The average cost per ton decreased $196 in 2009 compared to 2008, primarily due to the benefits from the alternative fuel mixture tax credits in 2009.
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

	Predecessor
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
The significant decrease in shipments in 2009 was offset by lower manufacturing and distribution costs in 2009 compared to 2008. The decrease in manufacturing costs was primarily due to lower volumes ($60 million), a favorable Canadian dollar currency exchange ($21 million) and lower costs for labor and benefits ($15 million), maintenance ($9 million) and other favorable cost variances.
Wood Products Third-Party Data: Privately-owned housing starts in the U.S. increased 0.2% in December 2009 compared to December 2008. Housing starts rose to the highest level in July 2009 since November 2008, but not before reaching an all time record low in April 2009 with a seasonally-adjusted annual rate of 479,000 units. The increase in housing starts was attributed largely to the deadline associated with the special tax break for first-time homebuyers.

Corporate and Other
The following table is included in order to facilitate the reconciliation of our segment sales and segment operating income (loss) to our total sales and operating loss in our Consolidated Statements of Operations.

	Predecessor
	Years Ended December 31,
(In millions)	2009	2008	Change

Sales	$9	$1	$8
Operating loss	(252)	(1,569)	1,317

Sales	$9	$1	$8

Cost of sales and depreciation, amortization and cost of timber harvested	(8)	(69)	61

Distribution credit	6	–	6

Selling and administrative expenses	(148)	(259)	111

Impairment of goodwill	–	(810)	810

Closure costs, impairment of assets other than goodwill and other related charges	(202)	(481)	279

Net gain on disposition of assets and other	91	49	42

Operating loss	$(252)	$(1,569)	$1,317

Manufacturing costs
Manufacturing costs included $17 million in 2009 for the write-down of inventory, primarily associated with our Alabama River and Dalhousie mills, as well as two paper machines at our Calhoun mill. Manufacturing costs included $30 million in 2008 for the write-down of inventory related to the permanent closures of our Donnacona; Mackenzie, British Columbia; Grand Falls; and Covington paper mills.
Selling and administrative expenses
The decrease in selling and administrative expenses in 2009 compared to 2008 was due to our cost reduction initiatives, as well as a $16 million reversal that was recorded in 2009 for previously recorded Canadian capital tax liabilities as a result of legislation which eliminated this tax, partially offset by $10 million of costs incurred in 2009 related to our unsuccessful refinancing efforts.
Impairment of goodwill
In 2008, we recorded an $810 million non-cash impairment charge for goodwill, which represented the full amount of goodwill associated with our newsprint and specialty papers reporting units. For additional information, see Note 5, “Goodwill and Amortizable Intangible Assets, Net – Goodwill,” to our Consolidated Financial Statements.
Closure costs, impairment of assets other than goodwill and other related charges
In 2009, we recorded $202 million of closure costs, impairment of assets other than goodwill and other related charges, which were not associated with our work towards a comprehensive restructuring plan, primarily for asset impairment charges related to assets held for sale for our interest in MPCo, as well as certain of our newsprint mill assets, accelerated depreciation charges for two paper machines at our Calhoun mill, which were previously indefinitely idled, and additional asset impairment charges primarily related to two previously permanently closed mills. In addition, in 2009, we recorded severance and other costs related to the permanent closures of our Westover sawmill and Goodwater planer mill operations and the continued idling of our Alabama River newsprint mill.
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
Net gain on disposition of assets and other
In 2009, we recorded a net gain on disposition of assets and other of $91 million, primarily related to the sale, with Court or Monitor approval, as applicable, of 491,356 acres of timberlands, primarily located in Quebec, Canada and other assets. In 2008, we recorded a net gain on disposition of assets and other of $49 million, primarily related to the sale of 46,400 acres of timberlands and other assets, primarily our Price, Quebec sawmill.
For additional information, see Note 7, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets and Other – Net gain on disposition of assets and other,” to our Consolidated Financial Statements.
Liquidity and Capital Resources
Overview
In addition to cash and cash equivalents and cash provided by operations, our external source of liquidity is comprised of the ABL Credit Facility, which is defined and discussed below. As of December 31, 2010, we had cash and cash equivalents of approximately $319 million and had approximately $265 million of availability under the ABL Credit Facility (see “ABL Credit Facility” below for a discussion of reserves that reduce our borrowing base availability). We believe that these sources will be sufficient to provide us with adequate liquidity for the next twelve months.
Non-core asset sales have been and may continue to be a source of additional liquidity. We expect to continue to review non-core assets and seek to divest those that no longer fit within our long-term strategic business plan. It is unclear how current global credit conditions may impact our ability to sell any of these assets. Proceeds generated as a result of any divestiture may be required to be used to redeem a portion of the 2018 Notes (as further discussed below). During 2010, we sold various mills and other assets for proceeds of $96 million, including our Mackenzie paper mill and sawmills, four previously permanently closed paper mills that were bundled and sold together, the remaining assets of our Lufkin, Texas paper mill and our Albertville, Alabama sawmill.
On February 11, 2011, AbiBow Canada entered into an agreement to sell its 75% equity interest in ACH to a consortium formed by a major Canadian institutional investor and a private Canadian renewable energy company. Cash proceeds for our interest will be approximately Cdn$293 million ($296 million, based on the exchange rate in effect on February 11, 2011) plus certain adjustments based on ACH’s working capital and cash available at closing, which is currently anticipated to occur in the second quarter of 2011. The closing of the transaction is subject to a number of conditions, including the receipt of applicable regulatory approvals and other third party consents, the execution of certain ancillary definitive agreements, other customary closing conditions and addressing pending or threatened litigation. The proceeds will be applied consistently with the 2018 Notes indenture, which requires, among other things, that the first $100 million of net proceeds from the sale of ACH and certain other assets be used to redeem 2018 Notes if the closing occurs within six months of the Emergence Date. In addition, the purchaser will acquire ACH with its current outstanding debt. Since we have control over ACH, our Consolidated Financial Statements include this entity on a fully consolidated basis. Accordingly, upon closing of the transaction, ACH’s total long-term debt of $280 million will no longer be reflected in our Consolidated Balance Sheets.
Exit financing
10.25% senior secured notes due 2018
On December 9, 2010, AbitibiBowater Inc. and each of its material, wholly-owned U.S. subsidiaries entered into a supplemental indenture with Wells Fargo Bank, National Association, as trustee and collateral agent, pursuant to which AbitibiBowater Inc. assumed the obligations of ABI Escrow Corporation with respect to $850 million in aggregate principal amount of 10.25% senior secured notes due 2018 (the “2018 Notes” or “notes”), originally issued on October 4, 2010 pursuant to an indenture as of that date (as supplemented, the “indenture”). ABI Escrow Corporation was a wholly-owned subsidiary of AbitibiBowater Inc. created solely for the purpose of issuing the 2018 Notes. The notes were issued in a private placement exempt from registration under the Securities Act of 1933, as amended. Interest is payable on the notes on April 15 and October 15 of each year beginning on April 15, 2011, until their maturity date of October 15, 2018.

In accordance with certain conditions in the indenture, the net proceeds of the notes offering were placed into an escrow account on October 4, 2010. ABI Escrow Corporation granted the trustee, for the benefit of the holders of the notes, a continuing security interest in, and lien on, the funds deposited into escrow to secure the obligations under the indenture and the notes. Upon satisfaction of the escrow conditions, the funds deposited into escrow were released to AbitibiBowater Inc. on December 9, 2010. Following such release, we used the net proceeds to repay certain indebtedness pursuant to the Plans of Reorganization.
The notes are and will be guaranteed by our current and future wholly-owned material U.S. subsidiaries (the “guarantors”) and are secured on a first priority basis, subject to permitted liens, by the capital stock of our subsidiaries (limited to 65% of the capital stock in first tier foreign subsidiaries) now owned or acquired in the future by AbitibiBowater Inc. and the guarantors and substantially all of AbitibiBowater Inc.’s and the guarantors’ assets (other than certain excluded assets and assets that are first priority collateral in respect of the ABL Credit Facility) now owned or acquired in the future. The notes and the guarantees are also secured on a second priority basis by the collateral granted to the lenders in respect of the ABL Credit Facility on a first priority basis, including accounts receivable, inventory and cash deposit and investment accounts.
The notes rank equally in right of payment with all of AbitibiBowater Inc.’s post-emergence senior indebtedness and senior in right of payment to all of its subordinated indebtedness. The note guarantees rank equally in right of payment with all of the guarantors’ post-emergence senior indebtedness and are senior in right of payment to all of the guarantors’ post-emergence subordinated indebtedness. In addition, the notes are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the notes. The notes and the guarantees are also effectively junior to indebtedness under the ABL Credit Facility to the extent of the value of the collateral that secures the ABL Credit Facility on a first priority basis and to indebtedness secured by assets that are not collateral to the extent of the value of such assets.
At any time prior to October 15, 2014, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a “make-whole” premium. We may also redeem some or all of the notes on and after October 15, 2014, at a redemption price of 105.125% of the principal amount thereof if redeemed during the twelve-month period beginning on October 15, 2014, 102.563% of the principal amount thereof if redeemed during the twelve-month period beginning on October 15, 2015, and 100% of the principal amount thereof if redeemed on or after October 15, 2016, plus, in each case, accrued and unpaid interest. We may also redeem up to 35% of the notes using the proceeds of certain equity offerings completed before October 15, 2013 at a redemption price of 110.250% of the principal amount thereof, plus accrued and unpaid interest. Prior to October 15, 2013, we may also redeem up to 10% of the notes per twelve-month period at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. If we experience specific kinds of changes in control, we must offer to purchase the notes at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest. If we sell certain of our assets, including or interest in ACH, within six months of the Emergence Date, we must use the first $100 million of the net proceeds received from any such sales to redeem a portion of the notes at a redemption price of 105% of the principal amount plus accrued and unpaid interest. If we sell certain of our assets thereafter, and we do not use the proceeds to pay down certain indebtedness, purchase additional assets or make capital expenditures, each as specified in the indenture, we must offer to purchase the notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date with the net cash proceeds from the asset sale.
The terms of the indenture impose certain restrictions, subject to a number of exceptions and qualifications, on us, including limits on our ability to: incur, assume or guarantee additional indebtedness; issue redeemable stock and preferred stock; pay dividends or make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase certain debt; make loans and investments; incur liens; restrict dividends, loans or asset transfers from our subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates and enter into new lines of business. The indenture also contains customary events of default.
As a result of our application of fresh start accounting, the 2018 Notes were recorded at their fair value of $905 million, which resulted in a premium of $55 million, which will be amortized to interest expense using the effective interest method over the term of the notes.
In connection with the issuance of the notes, during 2010, we incurred fees of approximately $27 million, which were written off to “Reorganization items, net” in our Consolidated Statements of Operations as a result of the application of fresh start accounting (see Note 4, “Creditor Protection Proceedings Related Disclosures - Fresh start accounting”) to our Consolidated Financial Statements.
ABL Credit Facility
On December 9, 2010, AbitibiBowater Inc., Bowater and Abitibi-Consolidated Corp., a wholly-owned subsidiary of AbitibiBowater Inc., (collectively, the “U.S. Borrowers”) and AbiBow Canada (the “Canadian Borrower” and, together with the

U.S. Borrowers, the “Borrowers”) entered into a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) with certain lenders and Citibank, N.A., as administrative agent and collateral agent (the “agent”).
The ABL Credit Facility, with a maturity date of December 9, 2014, provides for an asset-based, revolving credit facility with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability, including a $20 million swingline sub-facility and a $150 million letter of credit sub-facility. The ABL Credit Facility includes a $400 million tranche available to the Borrowers and a $200 million tranche available solely to the U.S. Borrowers, in each case subject to the borrowing base availability of those Borrowers. The ABL Credit Facility also provides for an uncommitted incremental loan facility of up to $100 million, subject to certain terms and conditions set forth in the ABL Credit Facility.
As of December 31, 2010, the Borrowers had no borrowings and $42 million of letters of credit outstanding under the ABL Credit Facility. As of December 31, 2010, the U.S. Borrowers and the Canadian Borrower had $265 million and zero, respectively, of availability under the ABL Credit Facility.
In accordance with its stated purpose, the proceeds of the ABL Credit Facility were used to fund amounts payable under the Plans of Reorganization and can be used by us for, among other things, working capital, capital expenditures, permitted acquisitions and other general corporate purposes. Upon receipt of the NAFTA settlement amount, we repaid the $100 million we had borrowed on the Emergence Date under the ABL Credit Facility.
The borrowing base availability of each borrower is subject to certain reserves, which are established by the agent in its discretion. The reserves may include dilution reserves, inventory reserves, rent reserves and any other reserves that the agent determines are necessary and have not already been taken into account in the calculation of the borrowing base. An additional reserve of $286 million has been established against the borrowing base of the Canadian Borrower until the adoption, by the governments of Quebec and Ontario, of regulations implementing previously-agreed funding relief applicable to contributions toward the solvency deficits in its material Canadian registered pension plans, as discussed in Note 20, “Pension and Other Postretirement Benefit Plans – Resolution of Canadian pension situation,” to our Consolidated Financial Statements. As a result of this reserve, the borrowing base of the Canadian Borrower will be restricted until such regulations are adopted and as a result, until such time, borrowings under the ABL Credit Facility will be primarily limited to the borrowing base availability of the U.S. Borrowers. Furthermore, if as of April 30, 2011, the regulations discussed above have not been adopted, we will be required pursuant to the ABL Credit Facility to maintain a specified minimum liquidity of at least $200 million until such time as the regulations are adopted.
Revolving loan (and letter of credit) availability under the ABL Credit Facility is subject to a borrowing base, which at any time is equal to: (a) for U.S. Borrowers, the sum of (i) 85% of eligible accounts receivable of the U.S. Borrowers plus (ii) the lesser of 65% of eligible inventory of the U.S. Borrowers or 85% of the net orderly liquidation value of eligible inventory of the U.S. Borrowers, minus reserves established by the agent and (b) for the Canadian Borrower, the sum of (i) 85% of eligible accounts receivable of the Canadian Borrower plus (ii) the lesser of 65% of eligible inventory of the Canadian Borrower or 85% of the net orderly liquidation value of eligible inventory of the Canadian Borrower, minus reserves established by the agent.
The obligations of the U.S. Borrowers under the ABL Credit Facility are guaranteed by each of the other U.S. Borrowers and certain material U.S. subsidiaries of AbitibiBowater Inc. (the “U.S. Guarantors”), and secured by first priority liens on and security interests in accounts receivable, inventory and related assets of the U.S. Borrowers and the U.S. Guarantors and second priority liens on and security interests in all of the collateral of the U.S. Borrowers and the U.S. Guarantors pledged to secure the 2018 Notes, as described above. The obligations of the Canadian Borrower under the ABL Credit Facility are guaranteed by each of the other Borrowers, the U.S. Guarantors and certain material Canadian subsidiaries of AbitibiBowater Inc. (the “Canadian Guarantors” and, together with the U.S. Guarantors, the “Guarantors”), and are secured by first priority liens on and security interests in accounts receivable, inventory and related assets of the Borrowers and the Guarantors and second priority liens on and security interests in all of the collateral of the U.S. Borrowers and the U.S. Guarantors pledged to secure the 2018 Notes.
Borrowings under the ABL Credit Facility bear interest at a rate equal to, at the Borrower’s option, the base rate, the Canadian prime rate or the Eurodollar rate, in each case plus an applicable margin. The base rate under the ABL Credit Facility equals the greater of: (i) the agent’s base rate, (ii) the Federal Funds rate plus 0.5%, (iii) the agent’s rate for certificates of deposit having a term of three months plus 0.5% or (iv) the Eurodollar rate for a one month interest period plus 1.0%. The initial applicable margin is 2.0% with respect to the base rate and Canadian prime rate borrowings and 3.0% with respect to the Eurodollar borrowings. The applicable margin is subject, in each case, to monthly pricing adjustments based on the average monthly excess availability under the ABL Credit Facility, with such adjustments commencing after the end of the second full fiscal quarter following the Emergence Date.
In addition to paying interest on the outstanding borrowings under the ABL Credit Facility, the Borrowers are required to pay a fee in respect of committed but unutilized commitments equal to 0.75% per annum initially. Commencing after the end of the second full fiscal quarter following the Emergence Date, the fee is subject to monthly pricing adjustments based on the unutilized commitment of the ABL Credit Facility over the prior month. The Borrowers are required to pay a fee equal to 0.75% per annum when the unutilized commitment of the ABL Credit Facility is greater than or equal to 50% of the total commitments and 0.50% per annum when the unutilized commitment of the ABL Credit Facility is less than 50% of the total commitments. The Borrowers must also pay a fee on outstanding letters of credit under the ABL Credit Facility at a rate equal to the applicable margin in respect of Eurodollar borrowings, plus a facing fee as agreed to in writing from time to time, and certain administrative fees.
The Borrowers are able to voluntarily repay outstanding loans and reduce unused commitments, in each case, in whole or in part, at any time without premium or penalty. The Borrowers are required to repay outstanding loans anytime the outstanding loans exceed the maximum availability then in effect. The Borrowers are also required to use net proceeds from certain significant asset sales to repay outstanding loans, but may re-borrow following such prepayments if the conditions to borrowings are met.
The ABL Credit Facility contains customary covenants for asset-based credit agreements of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence and repayment of indebtedness; (iii) restrictions on the existence or incurrence of liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on transactions with affiliates; (viii) restrictions on amendments or modifications to the Canadian pension and benefit plans; (ix) restrictions on modifications to material indebtedness; (x) a springing requirement for us to maintain a minimum consolidated fixed charge coverage ratio of 1.10 to 1.00, which is triggered anytime excess availability under the ABL Credit Facility falls below 15% of the total commitments then in effect and, following such triggering, remains in place until excess availability returns to above 15% for a period of 40 consecutive days and (xi) a springing requirement that, if as of April 30, 2011, the pension funding relief regulations discussed above have not been adopted, we will be required to maintain a specified minimum liquidity of at least $200 million until such time as the regulations are adopted. Subject to customary grace periods and notice requirements, the ABL Credit Facility also contains customary events of default.
As consideration for entering into the ABL Credit Facility, during 2010, we incurred fees of approximately $19 million, which were recorded as deferred financing costs in “Other assets” in our Consolidated Balance Sheets as of December 31, 2010 and will be amortized to interest expense over the term of the facility.
Flow of funds
Summary of cash flows
A summary of cash flows for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Predecessor
(In millions)	2010	2009	2008

Net cash provided by (used in) operating activities	$39	$46	$(420)
Net cash provided by (used in) investing activities	96	484	(27)
Net cash (used in) provided by financing activities	(572)	34	444

Net (decrease) increase in cash and cash equivalents	$(437)	$564	$(3)

Cash provided by (used in) operating activities
The $7 million decrease in cash provided by operating activities in 2010 compared to 2009 was primarily due to the alternative fuel mixture tax credits received in 2009 and payments in 2010 related to our emergence from the Creditor Protection Proceedings for professional fees, administrative, priority and convenience claims and a backstop commitment agreement termination fee related to a rights offering that we elected not to pursue. These decreases in cash provided by operating activities were partially offset by reductions in our pension contributions and selling and administrative expenses in 2010, as well as the receipt of the NAFTA settlement in 2010.
The $466 million increase in cash provided by operating activities in 2009 compared to 2008 was primarily related to a significant reduction in accounts receivable and a significant increase in accounts payable and accrued liabilities, as well as proceeds from the alternative fuel mixture tax credits. Liabilities subject to compromise included pre-petition accounts payable and accrued liabilities, none of which were paid. As a result, our cash flows from operating activities were favorably affected by the stay of payment related to such accounts payable and accrued liabilities, including the stay of interest payments related to certain pre-petition debt obligations.
Cash provided by (used in) investing activities
The $388 million decrease in cash provided by investing activities in 2010 compared to 2009 was primarily due to the proceeds from the sale of our interest in MPCo in 2009, lower proceeds from the disposition of assets in 2010 and an increase in deposit requirements for letters of credit in 2010, partially offset by a reduction in cash invested in fixed assets in 2010 and a decrease in restricted cash in 2010.
The $511 million increase in cash provided by investing activities in 2009 compared to 2008 was primarily due to proceeds from the sale of our interest in MPCo and reductions in cash invested in fixed assets and deposit requirements for letters of credit in 2009, partially offset by decreased proceeds from timberlands and other asset sales and an increase in restricted cash in 2009.
Capital expenditures for all periods include compliance, maintenance and projects to increase returns on production assets.
Cash (used in) provided by financing activities
The $606 million decrease in cash provided by financing activities in 2010 compared to 2009 was primarily due to the repayment of borrowings under our debtor in possession financing arrangement in 2010 versus the amount of borrowings and repayments under the debtor in possession financing arrangements in 2009, the repayment of secured pre-petition debt obligations upon our emergence from the Creditor Protection Proceedings versus the repayments of long-term debt in 2009 and the payment of financing fees on our exit financing, partially offset by the proceeds received on the issuance of the 2018 Notes in 2010 and lower debtor in possession financing costs in 2010.
The $410 million decrease in cash provided by financing activities in 2009 compared to 2008 was due to the lower level of borrowings under our debtor in possession financing arrangements in 2009 versus the long-term borrowings in 2008, primarily due to refinancings in the second quarter of 2008, and the partial repayment of ACCC’s 13.75% Senior Secured Notes due 2011 in 2009, partially offset by lower repayments in 2009 on our pre-petition secured bank credit facilities.
Contractual Obligations
In addition to our debt obligations as of December 31, 2010, we had other commitments and contractual obligations that require us to make specified payments in the future. As of December 31, 2010, the scheduled maturities of our contractual obligations were as follows:

(In millions)	Total	2011	2012 – 2013	2014 – 2015	Thereafter

Long-term debt (1)	$1,550	$90	$174	$174	$1,112
Non-cancelable operating lease obligations (2)	28	8	8	3	9
Purchase obligations (3)	249	20	35	24	170
Tax reserves	136	62	15	14	45
Pension and OPEB funding (4)	598	148	100	100	250

	$2,561	$328	$332	$315	$1,586

(1)	Long-term debt commitments include interest payments but exclude the related premium on the debt of $55 million as of December 31, 2010, as this item requires no cash outlay. Also excluded is ACH’s long-term debt of $280 million, which was included in “Liabilities associated with assets held for sale” in our Consolidated Balance Sheets as of December 31, 2010.
(2)	We lease timberlands, certain office premises, office equipment and transportation equipment under operating leases.
(3)	As of December 31, 2010, purchase obligations include, among other things, a bridge and railroad contract for our Fort Frances operations with commitments totaling $136 million through 2044.
(4)	Pension and OPEB funding is calculated on an annual basis for the following year only. The amounts in the above table for 2012 and thereafter represent the Cdn$50 million basic contribution only, which is discussed further below.

In addition to the items shown in the table above, we have contractual obligations related to certain undertakings with the provinces of Quebec and Ontario, as discussed further below. We are also party to employment and change-in-control agreements with our executive officers. See Item 11 of this Form 10-K, “Executive Compensation.”
Employee Benefit Plans
Resolution of Canadian pension situation
AbiBow Canada, through its principal predecessor entities, ACCC and Bowater Canadian Forest Products Inc. (“BCFPI,” formerly an indirect, wholly-owned subsidiary of Bowater), entered into agreements with the provinces of Quebec and Ontario in September and November of 2010, respectively (which became effective on the Emergence Date), relating in part to funding relief in respect of the material aggregate solvency deficits in the registered pension plans sponsored by ACCC and BCFPI in those provinces.
The agreements include a number of undertakings by AbiBow Canada, which will apply for five years from the Emergence Date. As a result, the governments of Quebec and Ontario have separately confirmed to ACCC and BCFPI their intention to adopt the funding relief regulations to provide, among other things, that AbiBow Canada’s aggregate annual contribution in respect of the solvency deficits in its material Canadian registered pension plans for each year from 2011 through 2020 are limited to the following: (i) a Cdn$50 million basic contribution; (ii) beginning in 2013, if the plans’ aggregate solvency ratio falls below a specified target for a year, an additional contribution equal to 15% of free cash flow up to Cdn$15 million per year and (iii) beginning in 2016, if the amount payable for benefits in a year exceeds a specified threshold and the plans’ aggregate solvency ratio is more than 2% below the target for that year, a supplementary contribution equal to such excess (such supplementary contribution being capped at Cdn$25 million on the first occurrence only of such an excess). Should a plan move into a surplus during the 2011 – 2020 period, it will cease to be subject to this funding relief. After 2020, the funding rules in place at the time will apply to any remaining deficit.
In addition, AbiBow Canada has undertaken in those agreements, among other things, to:
•	not pay a dividend at any time when the weighted average solvency ratio of its pension plans in Quebec or Ontario is less than 80%;

•	abide by the compensation plan detailed in the Plans of Reorganization with respect to salaries, bonuses and severance;

•	direct at least 60% of the maintenance and value-creation investments earmarked for our Canadian pulp and paper operations to projects in Quebec and at least 30% to projects in Ontario;

•	invest a minimum of Cdn$50 million over a two to three year construction period for a new condensing turbine at our Thunder Bay facility, subject to certain conditions;

•	invest at least Cdn$75 million in strategic projects in Quebec over a five-year period;

•	maintain our head office and the current related functions in Quebec;

•	make an additional solvency deficit reduction contribution to its pension plans of Cdn$75, payable over four years, for each metric ton of capacity reduced in Quebec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months;

•	create a diversification fund by contributing Cdn$2 million per year for five years for the benefit of the municipalities and workers in our Quebec operating regions;

•	pay an aggregate of Cdn$5 million over five years to be used for such environmental remediation purposes instructed by the province of Ontario; and

•	maintain and renew certain financial assurances with the province of Ontario in respect of certain properties in the province.
Pension and OPEB plans
The determination of projected benefit obligations and the recognition of expenses related to our pension and OPEB obligations are dependent on assumptions used in calculating these amounts. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality rates, termination rates, health care inflation trend rates and other factors. All assumptions are reviewed periodically with third-party actuarial consultants and adjusted as necessary.

Any deterioration in the global securities markets could impact the value of the assets included in our defined benefit pension plans, which could materially impact future minimum cash contributions. Should values deteriorate in 2011, the decline in fair value of our plans could result in increased total pension costs for 2012 as compared to total pension costs in 2011.
Our policy for funding our pension and OPEB plans is to contribute annually the minimum amounts required by applicable laws and regulations, taking into account the agreements entered into with the provinces of Quebec and Ontario discussed above. In 2010, gross contributions to our defined benefit pension and OPEB plans were $76 million. We estimate our 2011 contributions to be approximately $120 million to our pension plans and approximately $28 million to our OPEB plans. The estimated contributions for 2011 are approximately $100 million lower than what would have been required had we not entered into the agreements with the provinces of Quebec and Ontario discussed above.
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
We are sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes depends primarily on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects. During the last two years, the relative value of the Canadian dollar ranged from US$0.78 in March 2009 to US$1.00 as of December 31, 2010. Based on exchange rates and operating conditions projected for 2011, we project that a one-cent increase in the Canadian-U.S. dollar exchange rate would decrease our pre-tax income (loss) for 2011 by approximately $22 million.
If the Canadian dollar continues to remain strong or gets stronger versus the U.S. dollar, it could influence the foreign exchange rate assumptions that are used in our evaluation of long-lived assets for impairment and consequently, result in asset impairment charges.
Hedging Programs
For a description of our hedging activities during 2010, 2009 and 2008, see Note 19, “Derivative Financial Instruments and Other Embedded Derivatives,” to our Consolidated Financial Statements. There were no foreign currency exchange contracts outstanding as of December 31, 2010.
Newfoundland and Labrador Expropriation
For information regarding our August 24, 2010 settlement agreement with the Canadian government regarding the December 2008 expropriation of certain of our assets and rights in the province of Newfoundland and Labrador by the provincial government, see Item 1, “Business – Newfoundland and Labrador Expropriation.”
Environmental Matters
For information regarding our environmental matters, see Note 22, “Commitments and Contingencies – Environmental matters,” to our Consolidated Financial Statements.

Monetization of Timber Notes
In connection with certain timberland sales transactions in 2002 and prior years, Bowater received a portion of the sale proceeds in notes receivable from institutional investors. In order to increase our liquidity, we monetized these notes receivable using qualified special purpose entities (“QSPEs”) set up in accordance with FASB ASC 860, “Transfers and Servicing.” The more significant aspects of the QSPEs are discussed in Note 18, “Monetization of Timber Notes,” to our Consolidated Financial Statements.
The following summarizes our retained interest in our QSPEs and the QSPEs’ total assets and obligations as of December 31, 2010:

				Excess of
	Retained	Total	Total	Assets over
(In millions)	Interest	Assets	Obligations	Obligations

Calhoun Note Holdings AT LLC	$8	$74	$64	$10
Calhoun Note Holdings TI LLC	11	74	62	12

	$19	$148	$126	$22

Recent Accounting Guidance
There is no accounting guidance issued which we have not yet adopted that is expected to materially impact our results of operations or financial condition.
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
We base our estimates, assumptions and judgments on a number of factors, including historical experience, recent events, existing conditions, internal budgets and forecasts, projections obtained from industry research firms and other data that we believe are reasonable under the circumstances. We believe that our accounting estimates are appropriate and that the resulting financial statement amounts are reasonable. Due to the inherent uncertainties in making estimates, actual results could differ materially from these estimates, requiring adjustments to financial statement amounts in future periods.
A summary of our significant accounting policies is disclosed in Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements. Based upon a review of our significant accounting policies, we believe the following accounting policies require us to make accounting estimates that can significantly affect the results reported in our Consolidated Financial Statements. We have reported the development, selection and disclosures of our critical accounting estimates to the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures relating to these estimates.
Fresh start accounting
Description of accounts impacted by the accounting estimate
As discussed in Note 2, “Summary of Significant Accounting Policies – Fresh start accounting,” to our Consolidated Financial Statements, we applied fresh start accounting as of December 31, 2010 in accordance with FASB ASC 852, pursuant to which, among other things, the reorganization value derived from the enterprise value established in the Plans of Reorganization was assigned to our assets and liabilities in conformity with FASB ASC 805, which requires recording assets and liabilities at fair value (except for deferred income taxes and pension and OPEB projected benefit obligations). The excess of net asset values over the reorganization value was recorded as an adjustment to equity. The accounts impacted by these accounting estimates are presented in our Reorganized Consolidated Balance Sheet in Note 4, “Creditor Protection Proceedings Related Disclosures – Fresh start accounting,” to our Consolidated Financial Statements.

Judgments and uncertainties involved in the accounting estimate
Enterprise valuation
In connection with the development of the Plans of Reorganization, we engaged an independent financial advisor to assist us in the determination of the enterprise value of the Successor Company. Using a number of estimates and assumptions, we prepared financial projections through 2014, which were included in the disclosure statement related to the Plans of Reorganization. Based on these financial projections, which assumed an emergence date of October 1, 2010, and with the assistance of our financial advisor, we estimated a going concern enterprise value of the Successor Company within a range of approximately $3,500 million to $3,850 million, with a midpoint estimate of $3,675 million, which included the fair value of tax attributes that were expected to be available to the Successor Company. This enterprise value was estimated using three valuation methods: (i) discounted cash flow analysis (“DCF”), (ii) comparable company analysis and (iii) precedent transactions analysis, each of which is discussed further below. We used the midpoint estimate of the enterprise value as the basis for our determination of the Successor Company’s equity value and reorganization value. The reorganization value is viewed as the fair value of the Successor Company before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets of the entity immediately after the reorganization and represents the amount of resources available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the Debtors and their creditors.
The DCF analysis is a forward-looking enterprise valuation methodology that estimates the value of an asset or business by calculating the present value of expected future cash flows to be generated by that asset or business. Under this methodology, projected future cash flows are discounted by the business’ weighted average cost of capital (the “Discount Rate”). The Discount Rate reflects the estimated blended rate of return that would be required by debt and equity investors to invest in the business based upon its capital structure. Our enterprise value was determined by calculating the present value of our unlevered after-tax free cash flows based on our five-year financial projections, with certain adjustments, plus an estimate for the value of the Company beyond the five-year projection period, known as the terminal value. The terminal value was derived by applying a perpetuity growth rate (ranging from negative 3.6% to 1.4%) to the average free cash flow generated over the five-year period, discounted back to the assumed date of emergence (October 1, 2010) by the Discount Rate. The present value of our five-year cash flow projections was calculated using Discount Rates ranging from 14% – 16% and an implied terminal value ranging from 4.0x – 5.0x terminal Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).
The comparable company analysis estimates the value of a company based on a relative comparison with other publicly-traded companies with similar operating and financial characteristics. Under this methodology, the enterprise value for each selected public company was determined by examining the trading prices for the equity securities of such company in the public markets and adding the aggregate amount of outstanding net debt for such company (at book value) and noncontrolling interests. Those enterprise values are commonly expressed as multiples of various measures of operating statistics, most commonly EBITDA. Our financial advisor also examined enterprise values for each selected company by including the pension underfunding of each company in the enterprise value and then expressing those enterprise values as multiples of EBITDAP (EBITDA including pension underfunding). In addition, each of the selected public company’s operational performance, operating margins, profitability, leverage and business trends were examined. Based on these analyses, financial multiples and ratios were calculated to apply to our actual and projected operational performance. Multiples ranged from 4.0x – 5.0x 2011 projected EBITDA.
The precedent transactions analysis estimates value by examining public merger and acquisition transactions. The valuations paid in such acquisitions or implied in such mergers are analyzed as ratios of various financial results. These transaction multiples were calculated based on the purchase price (including any debt assumed) paid to acquire companies that are comparable to us. Since precedent transactions analysis reflects aspects of value other than the intrinsic value of a company, there are limitations as to its applicability in determining the enterprise value. Nonetheless, our financial advisor reviewed recent merger and acquisition transactions involving paper and forest products companies. Many of the transactions analyzed occurred in fundamentally different industry and credit market conditions from those prevailing in the marketplace, and therefore, may not be the best indication of value. Transaction multiples for the precedent mean and median were 8.1x and 6.9x, respectively, the last twelve months’ EBITDA, but these multiples were not deemed to be meaningful.
The range of enterprise values was determined primarily based on the DCF analysis.
In addition, certain of our other non-operating assets were valued separately, as follows: (i) tax attributes at each Debtor were valued based on a DCF of the projected tax savings arising from the use of our available post-emergence attributes, (ii) the value of certain litigation claims was determined based upon discussions with internal and external legal counsel and in consultation with the Creditors Committee, (iii) miscellaneous timber assets were valued based on precedent transactions and (iv) other non-operating assets marketed to be sold prior to emergence were based upon estimated sale proceeds.
Income taxes in these financial projections were calculated based on the projected applicable statutory tax rates in the countries in which we operate. For our U.S. operations, the federal tax rate was assumed to be 35% through 2014 and 38% thereafter and state taxes were deemed to not be material over the projection period. For our Canadian operations, the federal tax rate was assumed to be 30% in 2010, 28.5% in 2011 and 27% thereafter.
The enterprise valuation was based upon achieving the future financial results set forth in our projections, as well as the realization of certain other assumptions. The financial projections included in the enterprise valuation were limited by the information available to us as of the date of the preparation of the projections and reflected numerous assumptions concerning anticipated future performance, as well as prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. These assumptions and the financial projections are inherently subject to significant uncertainties, as well as significant business, economic and competitive risks, many of which are beyond our control. Accordingly, there can be no assurance that the assumptions and financial projections will be achieved and actual results could vary materially. The assumptions for which there is a reasonable possibility of a variation that would significantly affect the calculated enterprise value include, but are not limited to, sales volumes, product pricing, product mix, foreign currency exchange rates, costs of raw materials and energy, achievement of operating margins and cost reductions, income tax rates, working capital changes, capital spending and overall industry conditions.
Allocation of reorganization value to assets and liabilities
The reorganization value derived from our enterprise value was assigned to our assets and liabilities in conformity with the acquisition method of accounting for business combinations pursuant to FASB ASC 805, which requires recording assets and liabilities at fair value (except for deferred income taxes and pension and OPEB projected benefit obligations). The reorganization value was assigned first to tangible and identifiable intangible assets and then the excess of net asset values over the reorganization value was recorded as an adjustment to equity, as further discussed in Note 4, “Creditor Protection Proceedings Related Disclosures – Fresh start accounting,” to our Consolidated Financial Statements.
The estimated fair values of our assets and liabilities represent our best estimates and valuations, primarily based on the cost, income or market valuation approaches, as follows:
•	Inventories: The fair value of our finished goods inventories was based on their estimated selling prices less the sum of selling costs, shipping costs and a reasonable profit allowance for the selling effort. The fair value of our mill stores and other supplies inventories was based on replacement cost for high-turnover items and on replacement cost less economic obsolescence for all other items. The fair values of our raw materials and work in process inventories were recorded at the Predecessor Company’s carrying values, which approximated fair value.

•	Fixed assets: Except for construction in progress, the estimated fair values of our fixed assets were based on the cost approach and income approach valuation methods.

The cost approach method considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, adjusted for depreciation as of the appraisal date as described below:
Physical deterioration – the loss in value or usefulness attributable solely to the use of the asset and physical causes such as wear and tear and exposure to the elements.

Functional obsolescence – the loss in value caused by the inability of the property to adequately perform the function for which it is utilized.

Technological obsolescence (a form of functional obsolescence) – the loss in value due to changes in technology, discovery of new materials and improved manufacturing processes.

Economic obsolescence – the loss in value caused by external forces such as legislative enactments, overcapacity in the industry, low commodity pricing, changes in the supply and demand relationships in the marketplace and other market inadequacies.
The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of our fixed assets along with assumptions regarding the age and estimated useful lives of our fixed assets.

The income approach method estimates fair value based on a DCF analysis. We derived our income approach assumptions from our business plan, which was developed using several sources, including our internal budgets (which contain existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing). Our valuation model used a cash flow period of four years, with a terminal value based on a multiple of EBITDA. We used Discount Rates ranging from 13% – 15%.

Construction in progress was recorded at the Predecessor Company’s carrying value, which approximated fair value.
•	Amortizable intangible assets: In the application of fresh start accounting, we identified amortizable intangible assets related to water rights. The estimated fair value of these identifiable intangible assets was primarily based on DCF valuation methods.

•	Joint ventures: The fair values of our joint ventures were based on a combination of the cost, income and market approach valuation methods.

•	Long-term debt: The fair value of our Senior Secured Notes due 2018 was based on quoted market prices.

•	All other assets and liabilities were recorded at the Predecessor Company’s carrying values, after adjustments resulting from the implementation of the Plans of Reorganization. The resulting carrying values approximated their fair values.
The value of our assets included in assets held for sale and our liabilities included in liabilities associated with assets held for sale was determined based on recent offers, as applicable, or the applicable method discussed above less costs to sell. The fair value of long-term debt included in liabilities associated with assets held for sale was estimated by discounting the cash flows using interest rates as of December 31, 2010 for financial instruments with similar characteristics and maturities.
The amount of deferred income taxes recorded was determined in accordance with FASB ASC 740. See Note 21, “Income Taxes,” to our Consolidated Financial Statements for additional information.
The amount of pension and OPEB projected benefit obligations recorded was determined in accordance with FASB ASC 715. See Note 20, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements for a discussion of the assumptions used to determine our pension and OPEB projected benefit obligations as of December 31, 2010.
The estimates and assumptions used in the valuation of our assets and liabilities are inherently subject to significant uncertainties, many of which are beyond our control. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in these valuations will be realized and actual results could vary materially.
Effect if actual results differ from assumptions
A number of judgments were made in the determination of the enterprise value, as well as the allocation of the reorganization value to our assets and liabilities. If a different conclusion had been reached for any one of our assumptions, it could have resulted in a different allocation from the one we made, which, among other things, could have resulted in a different conclusion on the amount of inventories, assets held for sale, fixed assets, amortizable intangible assets, deferred income taxes, other assets, liabilities associated with assets held for sale, long-term debt, pension and OPEB projected benefit obligations, other long-term liabilities and shareholders’ equity recorded in our Consolidated Balance Sheet as of December 31, 2010.
Pension and OPEB projected benefit obligations
Description of accounts impacted by the accounting estimate
We record assets and liabilities associated with our pension and OPEB projected benefit obligations that may be considered material to our financial position. We also record net periodic benefit costs associated with these obligations as our employees render service. As of December 31, 2010, we have pension and OPEB projected benefit obligations aggregating $6,710 million and accumulated pension plan assets at fair value of $5,422 million. Our 2010 net periodic pension and OPEB benefit cost was $37 million.
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
We determined the discount rate by considering the timing and amount of projected future benefit payments, which, for our U.S. plans, is based on a portfolio of long-term high quality corporate bonds of a similar duration and, for our Canadian and other plans, is based on a model that matches the plan’s duration to published yield curves. To develop our expected long-term rate of return on assets, we considered the historical returns and the future expectations for returns for each class of assets held in our pension portfolios, as well as the target asset allocation of those portfolios. For the mortality rate, we used actuarially-determined mortality tables that were consistent with our historical mortality experience and future expectations for mortality of the employees who participate in our pension and OPEB plans. In determining the rate of compensation increase, we reviewed historical salary increases and promotions, while considering current industry conditions, the terms of collective bargaining agreements with our employees and the outlook for our industry. For the health care cost trend rate, we considered historical trends for these costs, as well as recently enacted healthcare legislation.
Effect if actual results differ from assumptions
Variations in assumptions could have a significant effect on the net periodic benefit cost and net unfunded pension and OPEB projected benefit obligations reported in our Consolidated Financial Statements. For example, a 25 basis point change in any one of these assumptions would have increased (decreased) our net periodic benefit cost for our pension and OPEB plans and our net pension and OPEB projected benefit obligations as follows (in millions):

			Net Pension and OPEB Projected
			Benefit Obligations as of
	2010 Net Periodic Benefit Cost		December 31, 2010
	25 Basis Point	25 Basis Point	25 Basis Point	25 Basis Point
Assumption	Increase	Decrease	Increase	Decrease

Discount rate	$(1)	$1	$(174)	$180
Return on assets	(13)	13	–	–
Rate of compensation increase	2	(2)	5	(5)
Health care cost trend rate	1	(1)	11	(9)

As of December 31, 2010, the most significant change in our assumptions was a decrease to 5.5% from 6.4% as of December 31, 2009 in the weighted-average discount rate for our pension projected benefit obligations.
The net periodic benefit cost of our pension plans is based on the expected return on plan assets and not the actual return on plan assets, and the net periodic benefit cost of our pension and OPEB plans is based on the expected change in pension and OPEB projected benefit obligations arising from the time value of money and not the actual change in pension and OPEB projected benefit obligations. Differences between these expected and actual results were recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets as an actuarial gain or loss. These accumulated differences, which are normally amortized into income in future years, were eliminated as of December 31, 2010 as a result of our application of fresh start accounting.
Recoverability of deferred tax assets
Description of accounts impacted by the accounting estimate
Based on the existence of significant negative evidence such as a cumulative three-year loss and our financial condition, we concluded that a valuation allowance was necessary on substantially all of our net deferred tax assets in 2008, 2009 and 2010 until the Emergence Date on the basis that the tax benefits would not be realized. Upon emergence from the Creditor Protection Proceedings, we evaluated the need for a valuation allowance against our net deferred tax assets and determined that post-emergence, we expect to generate sufficient taxable income in the future to realize the deferred tax assets and accordingly, determined that we do not need a valuation allowance against certain deferred tax assets. In making this determination, we primarily focused on a post-reorganization outlook, which reflects a new capital structure, new contractual arrangements and a new asset structure with new values under the application of fresh start accounting as of December 31, 2010. Management has reassessed the prior three-year operating performance and adjusted the past results to reflect that we would have had cumulative three-year profits had the changes in the Company that were effective on the Emergence Date been in place during that three-year period. The weight of this positive evidence, together with the positive evidence of our expected future performance, resulted in the conclusion by management that upon emergence from the Creditor Protection Proceedings, valuation allowances were not required for most deferred tax assets. Therefore, the valuation allowances were reversed as part of the implementation of the Plans of Reorganization and the application of fresh start accounting.

As a result, we have significant net deferred tax assets of approximately $1.7 billion recorded on the Successor Company’s Consolidated Balance Sheet as of December 31, 2010. These deferred tax assets consist of approximately $1.3 billion, net in Canada and $400 million, net in the U.S. and are comprised primarily of:
     United States:
•	Federal and state net operating loss carryforwards of approximately $500 million. Our federal operating loss carryforwards are subject to certain annual limitations; however, these ordinary losses expire in 2029 and we expect to fully utilize them during this period. In most instances, we have applied a full valuation allowance to our state operating loss carryforwards.

•	Our remaining U.S. deferred tax assets and liabilities net to a deferred tax liability position of approximately $100 million and relate primarily to a deferred tax liability on our fixed assets.

•	We have approximately $400 million of capital loss carryforwards against which we have applied a full valuation allowance because we are not assured of realizing capital gains in the carryforward period.
     Canada:
•	Operating loss carryforwards of approximately $130 million and investment tax credits of approximately $201 million that expire between 2014 and 2030 and which we expect to fully utilize during this period.

•	A pool of scientific research and experimental development costs of approximately $270 million that expire between 2019 and 2029 and which we expect to fully utilize during this period.

•	Indefinite lived deferred tax assets for undepreciated capital costs of approximately $500 million and tax credits related to our employee future benefits (pension and OPEB) of approximately $210 million.
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
Effect if actual results differ from assumptions
If actual financial results are not consistent with the assumptions and judgments used in determining and estimating the realization of our net deferred tax assets by recording a valuation allowance, we may be required to reduce the value of our net deferred tax assets, resulting in additional income tax expense, and such reduction and related tax expense could be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to risks associated with fluctuations in foreign currency exchange rates, interest rates, commodity prices and credit risk on the accounts receivable from our customers.
Foreign Currency Exchange Risk
We have manufacturing operations in Canada, the United States and South Korea and sales offices located throughout the world. As a result, we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. Over half of our pulp and paper production capacity and all of our wood products production capacity are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and decreases in the value of the Canadian dollar will tend to increase reported earnings. See “Exchange Rate Fluctuation Effect on Earnings” in Item 7 for additional information on foreign exchange risks related to our operating costs. There were no foreign currency exchange contracts outstanding as of December 31, 2010.
Interest Rate Risk
We are exposed to interest rate risk on our fixed-rate long-term debt (the 2018 Notes) and our variable-rate short-term bank debt (borrowings under the ABL Credit Facility). As of December 31, 2010, we had $905 million ($850 million principal amount) of fixed-rate long-term debt and no variable-rate short-term bank debt. Our fixed-rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but such changes do not affect earnings or cash flows.
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
Credit Risk
We are exposed to credit risk on the accounts receivable from our customers. In order to manage our credit risk, we have adopted policies, which include the analysis of the financial position of our customers and the regular review of their credit limits. We also subscribe to credit insurance and, in some cases, require bank letters of credit. Our customers are mainly in the newspaper publishing, specialty, advertising and paper converting, as well as lumber wholesaling and retailing businesses. See Part I, Item 1A, “Risk Factors – Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial condition or results of operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Predecessor
	Years Ended December 31,
	2010	2009	2008

Sales	$4,746	$4,366	$6,771
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	3,724	3,343	5,144
Depreciation, amortization and cost of timber harvested	493	602	726
Distribution costs	553	487	757
Selling and administrative expenses	155	198	332
Impairment of goodwill	–	–	810
Closure costs, impairment of assets other than goodwill and other related charges	11	202	481
Net gain on disposition of assets and other	(30)	(91)	(49)

Operating loss	(160)	(375)	(1,430)
Interest expense (contractual interest of $714 and $788 for the years ended December 31, 2010 and 2009, respectively) (Note 17)	(483)	(597)	(706)
Other (expense) income, net	(89)	(71)	93

Loss before reorganization items, income taxes and extraordinary item	(732)	(1,043)	(2,043)
Reorganization items, net (Note 4)	1,901	(639)	–

Income (loss) before income taxes and extraordinary item	1,169	(1,682)	(2,043)
Income tax benefit	1,606	122	92

Income (loss) before extraordinary item	2,775	(1,560)	(1,951)
Extraordinary loss on expropriation of assets, net of tax of $0 (Note 22)	–	–	(256)

Net income (loss) including noncontrolling interests	2,775	(1,560)	(2,207)
Net (income) loss attributable to noncontrolling interests	(161)	7	(27)

Net income (loss) attributable to AbitibiBowater Inc.	$2,614	$(1,553)	$(2,234)

Income (loss) per share:
Basic:
Income (loss) attributable to AbitibiBowater Inc. common shareholders before extraordinary item	$45.30	$(26.91)	$(34.34)
Extraordinary loss on expropriation of assets, net of tax	–	–	(4.45)

Net income (loss) attributable to AbitibiBowater Inc. common shareholders	$45.30	$(26.91)	$(38.79)

Diluted:
Income (loss) attributable to AbitibiBowater Inc. common shareholders before extraordinary item	$27.63	$(26.91)	$(34.34)
Extraordinary loss on expropriation of assets, net of tax	–	–	(4.45)

Net income (loss) attributable to AbitibiBowater Inc. common shareholders	$27.63	$(26.91)	$(38.79)

Weighted-average number of AbitibiBowater Inc. common shares outstanding:
Basic	57.7	57.7	57.6
Diluted	94.6	57.7	57.6

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	Successor	Predecessor
	As of December 31,	As of December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$319	$756
Accounts receivable, net	854	644
Inventories, net	438	581
Assets held for sale	698	52
Deferred income tax assets	47	26
Other current assets	88	113

Total current assets	2,444	2,172

Fixed assets, net	2,641	3,897
Amortizable intangible assets, net	19	473
Deferred income tax assets	1,736	–
Goodwill	–	53
Other assets	316	517

Total assets	$7,156	$7,112

Liabilities and equity (deficit)
Liabilities not subject to compromise:
Current liabilities:
Accounts payable and accrued liabilities	$568	$462
Debtor in possession financing	–	206
Short-term bank debt	–	680
Current portion of long-term debt	–	305
Liabilities associated with assets held for sale	289	35

Total current liabilities	857	1,688

Long-term debt, net of current portion	905	308
Pension and other postretirement projected benefit obligations	1,272	89
Deferred income tax liabilities	72	107
Other long-term liabilities	63	162

Total liabilities not subject to compromise	3,169	2,354

Liabilities subject to compromise (Note 4)	–	6,727

Total liabilities	3,169	9,081

Commitments and contingencies
Equity (deficit):
AbitibiBowater Inc. shareholders’ equity (deficit):
Predecessor common stock, $1 par value. 54.7 shares outstanding as of December 31, 2009	–	55
Successor common stock, $0.001 par value. 114.1 shares issued and 97.1 shares outstanding as of December 31, 2010	–	–
Predecessor exchangeable shares, no par value. 3.0 shares outstanding as of December 31, 2009	–	173
Additional paid-in capital	3,709	2,522
Deficit	–	(4,391)
Accumulated other comprehensive loss	–	(450)
Successor treasury stock at cost, 17.0 shares as of December 31, 2010 (Note 23)	–	–

Total AbitibiBowater Inc. shareholders’ equity (deficit)	3,709	(2,091)
Noncontrolling interests	278	122

Total equity (deficit)	3,987	(1,969)

Total liabilities and equity (deficit)	$7,156	$7,112

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(In millions)

	AbitibiBowater Inc. Shareholders’ Equity (Deficit)
					Accumulated
			Additional		Other		Non-	Total
	Common	Exchangeable	Paid-in		Comprehensive	Treasury	controlling	Equity
	Stock	Shares	Capital	Deficit	(Loss) Income	Stock	Interests	(Deficit)

Balance as of December 31, 2007 (Predecessor)	$52	$276	$2,313	$(598)	$(144)	$–	$150	$2,049

Cumulative adjustment to deficit and accumulated other comprehensive loss for the adoption of new accounting guidance related to pension and other postretirement benefit plans, net of tax	–	–	–	(6)	(11)	–	–	(17)
Exchangeable shares retracted and common shares issued (0.7 shares)	1	(34)	33	–	–	–	–	–
Restricted stock units vested, net of shares forfeited for employee withholding taxes (0.2 shares)	–	–	–	–	–	–	–	–
Share-based compensation costs for equity-classified awards	–	–	6	–	–	–	–	6
Beneficial conversion feature of Convertible Notes	–	–	105	–	–	–	–	105
Equity issuance costs on Convertible Notes	–	–	(6)	–	–	–	–	(6)
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(25)	(25)
Net (loss) income	–	–	–	(2,234)	–	–	27	(2,207)
Other comprehensive loss, net of tax	–	–	–	–	(229)	–	(16)	(245)

Balance as of December 31, 2008 (Predecessor)	53	242	2,451	(2,838)	(384)	–	136	(340)

Exchangeable shares retracted and common shares issued (1.4 shares)	2	(69)	67	–	–	–	–	–
Share-based compensation costs for equity-classified awards	–	–	4	–	–	–	–	4
Restricted stock units vested, net of shares forfeited for employee withholding taxes (0.1 shares)	–	–	–	–	–	–	–	–
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(7)	(7)
Net loss	–	–	–	(1,553)	–	–	(7)	(1,560)
Other comprehensive loss, net of tax	–	–	–	–	(66)	–	–	(66)

Balance as of December 31, 2009 (Predecessor)	55	173	2,522	(4,391)	(450)	–	122	(1,969)

Share-based compensation costs for equity-classified awards	–	–	3	–	–	–	–	3
Net income	–	–	–	2,614	–	–	161	2,775
Other comprehensive loss, net of tax	–	–	–	–	(570)	–	(5)	(575)
Implementation of Plans of Reorganization and application of fresh start accounting (Note 4):
Cancellation of Predecessor Company common stock (54.7 shares) and exchangeable shares (3.0 shares)	(55)	(173)	228	–	–	–	–	–
Issuance of Successor Company common stock (97.1 shares)	–	–	3,709	–	–	–	–	3,709
Plans of Reorganization adjustments to accumulated other comprehensive loss (Note 9)	–	–	–	–	44	–	–	44
Elimination of Predecessor Company additional paid-in capital, deficit and accumulated other comprehensive loss	–	–	(2,753)	1,777	976	–	–	–
Issuance of Successor Company common stock to Donohue Corp., a wholly-owned subsidiary of the Company (17.0 shares in treasury) (Note 23)	–	–	–	–	–	–	–	–

Balance as of December 31, 2010 (Successor)	$–	$–	$3,709	$–	$–	$–	$278	$3,987

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Predecessor
	Years Ended December 31,
	2010	2009	2008

Net income (loss) including noncontrolling interests	$2,775	$(1,560)	$(2,207)

Other comprehensive income (loss):
Change in unamortized prior service costs, net of tax of $0, $0 and $3 in 2010, 2009 and 2008, respectively	8	(15)	(9)
Change in unamortized actuarial gains and losses, net of tax of $0, $0 and $3 in 2010, 2009 and 2008, respectively	(598)	(176)	(110)
Foreign currency translation	15	125	(136)
Change in unrecognized gain on hedged transactions, net of tax of $5 in 2008	–	–	10

Other comprehensive loss, net of tax	(575)	(66)	(245)

Comprehensive income (loss) including noncontrolling interests	2,200	(1,626)	(2,452)

Less: Comprehensive loss (income) attributable to noncontrolling interests:
Net (income) loss	(161)	7	(27)
Foreign currency translation	5	–	16

Comprehensive (income) loss attributable to noncontrolling interests	(156)	7	(11)

Comprehensive income (loss) attributable to AbitibiBowater Inc.	$2,044	$(1,619)	$(2,463)

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Predecessor
	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$2,775	$(1,560)	$(2,207)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by (used in) operating activities:
Extraordinary loss on expropriation of assets, net of tax	–	–	256
Share-based compensation	3	4	4
Depreciation, amortization and cost of timber harvested	493	602	726
Impairment of goodwill	–	–	810
Closure costs, impairment of assets other than goodwill and other related charges	11	170	428
Write-downs of inventory	–	17	30
Deferred income taxes	(1,600)	(118)	(225)
Net pension contributions	(36)	(150)	(241)
Net gain on disposition of assets and other	(30)	(91)	(49)
Gain on extinguishment of debt	–	–	(31)
Amortization of debt discount (premium) and debt issuance costs, net	14	57	123
Loss (gain) on translation of foreign currency denominated debt	116	62	(39)
Non-cash interest expense	217	230	–
Non-cash reorganization items, net	(1,981)	535	–
Debtor in possession financing costs	10	31	–
Exit financing costs	27	–	–
Changes in working capital:
Accounts receivable	(75)	159	(63)
Inventories	(13)	101	159
Other current assets	4	(29)	(13)
Accounts payable and accrued liabilities	119	(1)	(171)
Other, net	(15)	27	83

Net cash provided by (used in) operating activities	39	46	(420)

Cash flows from investing activities:
Cash invested in fixed assets	(81)	(101)	(186)
Disposition of investment in Manicouagan Power Company (Note 17)	–	554	–
Disposition of other assets	96	119	220
Decrease (increase) in restricted cash	76	(142)	–
(Increase) decrease in deposit requirements for letters of credit, net	(3)	49	(69)
Release of pension trust assets	8	–	–
Cash received in monetization of derivative financial instruments	–	5	5
Other investing activities, net	–	–	3

Net cash provided by (used in) investing activities	96	484	(27)

Cash flows from financing activities:
Decrease in secured borrowings, net	(141)	–	–
Cash dividends to noncontrolling interests	–	(7)	(25)
Debtor in possession financing	–	261	–
Debtor in possession financing costs	(10)	(31)	–
Payments of debtor in possession financing	(206)	(55)	–
Term loan financing	–	–	400
Term loan repayments	(347)	–	(53)
Short-term financing, net	(338)	(7)	(248)
Issuance of long-term debt	850	–	763
Payments of long-term debt	(334)	(118)	(298)
Payments of financing and credit facility fees	(46)	(9)	(89)
Payment of equity issuance fees on Convertible Notes	–	–	(6)

Net cash (used in) provided by financing activities	(572)	34	444

Net (decrease) increase in cash and cash equivalents	(437)	564	(3)
Cash and cash equivalents:
Beginning of year	756	192	195

End of year (2010: Successor; 2009 and 2008: Predecessor)	$319	$756	$192

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, including capitalized interest of $0, $1 and $0 in 2010, 2009 and 2008, respectively (Note 17)	$198	$276	$559
Income taxes, net	$(3)	$(3)	$6

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Note 1. Organization and Basis of Presentation
Nature of operations
AbitibiBowater Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our,” “us” or the “Company”) is incorporated in Delaware. We are a global forest products company with a market presence in newsprint, coated mechanical and specialty papers, market pulp and wood products. We operate pulp and paper manufacturing facilities in Canada, the United States and South Korea, as well as wood products manufacturing facilities and hydroelectric facilities in Canada.
Financial statements
We have prepared our consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All amounts are expressed in U.S. dollars, unless otherwise indicated. Certain prior year amounts in our consolidated financial statements and the related notes have been reclassified to conform to the 2010 presentation. The reclassifications had no effect on total assets, total liabilities or net income.
Creditor Protection Proceedings
AbitibiBowater Inc. and all but one of its debtor affiliates (as discussed below) successfully emerged from Creditor Protection Proceedings (as defined below) under Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”) and the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”), as applicable on December 9, 2010 (the “Emergence Date”). The following is a brief history of the Creditor Protection Proceedings.
On April 16, 2009 and December 21, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) for relief under the provisions of Chapter 11. In addition, on April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries sought creditor protection (the “CCAA Proceedings”) under the CCAA with the Superior Court of Quebec in Canada (the “Canadian Court”). On April 17, 2009, Abitibi-Consolidated Inc. (“Abitibi”), a subsidiary of AbitibiBowater Inc., and its wholly-owned subsidiary, Abitibi-Consolidated Company of Canada (“ACCC”), each filed a voluntary petition for provisional and final relief (the “Chapter 15 Cases”) in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings and also on that date, AbitibiBowater Inc. and certain of its subsidiaries in the Chapter 11 Cases obtained orders under Section 18.6 of the CCAA in respect thereof (the “18.6 Proceedings”). The Chapter 11 Cases, the Chapter 15 Cases, the CCAA Proceedings and the 18.6 Proceedings are collectively referred to as the “Creditor Protection Proceedings.” The entities that were subject to the Creditor Protection Proceedings are referred to herein as the “Debtors.” The U.S. Court and the Canadian Court are collectively referred to as the “Courts.” Our wholly-owned subsidiary that operates our Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries operated outside of the Creditor Protection Proceedings.
On September 14, 2010 and September 21, 2010, the creditors under the CCAA Proceedings and the Chapter 11 Cases, respectively, with one exception, voted in the requisite numbers to approve the respective Plan of Reorganization. Creditors of Bowater Canada Finance Corporation (“BCFC”), a wholly-owned subsidiary of Bowater Incorporated (“Bowater”), a wholly-owned subsidiary of AbitibiBowater Inc., did not vote in the requisite numbers to approve the Plans of Reorganization (as defined below). Accordingly, we did not seek sanction of the CCAA Plan of Reorganization and Compromise (the “CCAA Reorganization Plan”) or confirmation of the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Reorganization Plan” and, together with the CCAA Reorganization Plan, the “Plans of Reorganization”) with respect to BCFC. See Note 22, “Commitments and Contingencies – BCFC Bankruptcy and Insolvency Act filing,” for information regarding BCFC’s Bankruptcy and Insolvency Act filing on December 31, 2010. On September 23, 2010, the CCAA Reorganization Plan was sanctioned by the Canadian Court, on November 23, 2010, the Chapter 11 Reorganization Plan was confirmed by the U.S. Court and on December 9, 2010, the Plans of Reorganization became effective.
For additional information, see Note 3, “Creditor Protection Proceedings.”

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Basis of presentation
During Creditor Protection Proceedings
Effective upon the commencement of the Creditor Protection Proceedings and through the Convenience Date, as defined below, we applied the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“FASB ASC 852”), in preparing our consolidated financial statements. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, during the Creditor Protection Proceedings, we: (i) recorded certain expenses, charges and credits incurred or realized that were directly associated with or resulting from the reorganization and restructuring of the business in “Reorganization items, net” in our Consolidated Statements of Operations, (ii) classified pre-petition obligations that could be impaired by the reorganization process in our Consolidated Balance Sheets as “Liabilities subject to compromise” and (iii) ceased recording interest expense on certain of our pre-petition debt obligations. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures,” and Note 17, “Liquidity and Debt.”
Upon Emergence from Creditor Protection Proceedings
In accordance with FASB ASC 852, fresh start accounting (“fresh start accounting”) was required upon our emergence from the Creditor Protection Proceedings because: (i) the reorganization value of the assets of the Predecessor Company (as defined below) immediately prior to the approval of the Plans of Reorganization was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the Predecessor Company’s existing voting shares immediately prior to the approval of the Plans of Reorganization received less than 50% of the voting shares of the common stock of the Successor Company (as defined below). FASB ASC 852 requires that fresh start accounting be applied as of the date the Plans of Reorganization were approved, or as of a later date when all material conditions precedent to effectiveness of the Plans of Reorganization are resolved, which occurred on December 9, 2010. We elected to apply fresh start accounting effective December 31, 2010, to coincide with the timing of our normal December accounting period close. We evaluated the events between December 9, 2010 and December 31, 2010 and concluded that the use of an accounting convenience date of December 31, 2010 (the “Convenience Date”) did not have a material impact on our results of operations or financial position. As such, the application of fresh start accounting was reflected in our Consolidated Balance Sheet as of December 31, 2010 and fresh start accounting adjustments related thereto were included in our Consolidated Statements of Operations for the year ended December 31, 2010.
The implementation of the Plans of Reorganization and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to December 31, 2010 will not be comparable to our consolidated financial statements as of December 31, 2010 or for periods subsequent to December 31, 2010. References to “Successor” or “Successor Company” refer to the Company on or after December 31, 2010, after giving effect to the implementation of the Plans of Reorganization and the application of fresh start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to December 31, 2010. Additionally, references to periods on or after December 31, 2010 refer to the Successor and references to periods prior to December 31, 2010 refer to the Predecessor.
For additional information regarding the impact of the implementation of the Plans of Reorganization and the application of fresh start accounting on our Consolidated Balance Sheet as of December 31, 2010, see Note 4, “Creditor Protection Proceedings Related Disclosures - Fresh start accounting.”
Going concern
Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The uncertainty involved in the Creditor Protection Proceedings raised substantial doubt about our ability to continue as a going concern. During the Creditor Protection Proceedings, our ability to continue as a going concern was dependent on market conditions and our ability to obtain the approval of the Plans of Reorganization from affected creditors and the Courts, successfully implement the Plans of Reorganization, improve profitability and consummate our exit financing to replace our debtor in possession financing. Management believes that the implementation of the Plans of Reorganization and our emergence from the Creditor Protection Proceedings on the Emergence Date have resolved the substantial doubt and the related uncertainty about our application of the going concern basis of accounting.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Bridgewater Administration
On February 2, 2010, Bridgewater Paper Company Limited (“BPCL”), a subsidiary of AbitibiBowater Inc., filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended (the “BPCL Administration”). BPCL’s board of directors appointed Ernst & Young LLP as joint administrators for the BPCL Administration, whose responsibilities are to manage the affairs, business and assets of BPCL. In May 2010, the joint administrators announced the sale of the Bridgewater paper mill and all related machinery and equipment. As a result of the filing for administration, we lost control over and the ability to influence BPCL’s operations. As a result, effective as of the date of the BPCL Administration filing, the financial position, results of operations and cash flows of BPCL are no longer consolidated in our consolidated financial statements. We are now accounting for BPCL using the cost method of accounting. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.”
Consolidation
Our consolidated financial statements include the accounts of AbitibiBowater Inc. and its controlled subsidiaries. All significant transactions and balances between these companies have been eliminated. All consolidated subsidiaries are wholly-owned as of December 31, 2010 with the exception of the following:

	AbitibiBowater		Partner
Consolidated Subsidiary	Ownership	Partner	Ownership

Produits Forestiers Mauricie L.P.	93.2%	Cooperative Forestiere du Haut Saint-Maurice	6.8%
ACH Limited Partnership (“ACH”) (1)	75%	Caisse de depot et placement du Quebec	25%
Augusta Newsprint Company (“ANC”) (2)	52.5%	The Woodbridge Company Limited (“Woodbridge”)	47.5%
Calhoun Newsprint Company (“CNC”)	51%	Herald Company, Inc.	49%
Bowater Mersey Paper Company Limited	51%	The Daily Herald Company	49%
Donohue Malbaie Inc.	51%	NYT Capital Inc.	49%

(1)	On February 11, 2011, AbiBow Canada Inc. (“AbiBow Canada,” our post-emergence Canadian operating subsidiary) entered into an agreement to sell its 75% equity interest in ACH. For additional information, see Note 29, “Subsequent Events.”

(2)	On January 14, 2011, Augusta Newsprint Inc. (“ANI”), an indirect subsidiary of Woodbridge, became a wholly-owned subsidiary of ours. For additional information, see Note 29, “Subsequent Events.”
Equity method investments
We account for our investments in affiliated companies where we have significant influence, but not control over their operations, using the equity method of accounting.
Note 2. Summary of Significant Accounting Policies
Use of estimates
In preparing our consolidated financial statements in accordance with U.S. GAAP, management is required to make accounting estimates based on assumptions, judgments and projections of future results of operations and cash flows. These estimates and assumptions affect the reported amounts of revenues and expenses during the periods presented and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. The most critical estimates relate to the determination of the fair values of assets and liabilities in our application of fresh start accounting, the assumptions underlying the projected benefit obligations of our pension and other postretirement (“OPEB”) benefit plans and the recoverability of deferred tax assets. Estimates, assumptions and judgments are based on a number of factors, including historical experience, recent events, existing conditions, internal budgets and forecasts, projections obtained from industry research firms and other data that management believes are reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions.
Fresh start accounting
As discussed in Note 1, “Organization and Basis of Presentation – Basis of presentation,” we applied fresh start accounting as

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
of the December 31, 2010 Convenience Date. Under fresh start accounting, the reorganization value, as derived from the enterprise value established in the Plans of Reorganization, was allocated to our assets and liabilities based on their fair values (except for deferred income taxes and pension and OPEB projected benefit obligations) in accordance with FASB ASC 805, “Business Combinations” (“FASB ASC 805”), with the excess of net asset values over the reorganization value recorded as an adjustment to equity. The amount of deferred income taxes recorded was determined in accordance with FASB ASC 740, “Income Taxes” (“FASB ASC 740”). The amount of pension and OPEB projected benefit obligations recorded was determined in accordance with FASB ASC 715, “Compensation – Retirement Benefits” (“FASB ASC 715”). Therefore, all assets and liabilities reflected in the Consolidated Balance Sheet of the Successor Company were recorded at fair value or, for deferred income taxes and pension and OPEB projected benefit obligations, in accordance with the respective accounting policy described below. For additional information regarding the impact of fresh start accounting on our Consolidated Balance Sheet as of December 31, 2010, see Note 4, “Creditor Protection Proceedings Related Disclosures – Fresh start accounting.”
Cash and cash equivalents
Cash and cash equivalents generally consist of direct obligations of the U.S. and Canadian governments and their agencies, demand deposits and other short-term, highly liquid securities with a maturity of three months or less from the date of purchase.
Accounts receivable
Accounts receivable of the Predecessor Company were recorded at cost, net of an allowance for doubtful accounts that was based on expected collectibility, and such carrying value approximated fair value.
As of December 31, 2009, under our accounts receivable securitization program, ownership interests in certain of our accounts receivable were sold to third-party financial institutions, net of an amount based on the financial institutions’ funding cost plus a margin. This resulted in a loss on the sale of the ownership interests in the receivables sold for the amount sold in excess of cash proceeds received. The allocation of the carrying value of accounts receivable between the portion sold and the portion retained was based on their relative fair values. As more fully discussed below under “Recently adopted accounting guidance,” on January 1, 2010, we prospectively adopted new accounting guidance, under which the transfers of accounts receivable interests under our accounts receivable securitization program no longer qualified as sales. Upon our emergence from the Creditor Protection Proceedings, the accounts receivable securitization program was terminated.
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
Inventories
Inventories of the Predecessor Company were stated at the lower of cost or market value using the average cost and last-in, first-out (“LIFO”) methods. Cost included labor, materials and production overhead, which was based on the normal capacity of our production facilities. Unallocated overhead, including production overhead associated with abnormal production levels, was recognized in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations when incurred.
Assets held for sale and liabilities associated with assets held for sale
Assets held for sale and liabilities associated with assets held for sale are carried in our Consolidated Balance Sheets at the lower of carrying value or fair value less costs to sell. We cease recording depreciation and amortization when assets are classified as held for sale.
Fixed assets, including timber and timberlands
Fixed assets of the Predecessor Company were stated at cost less accumulated depreciation. The cost of the fixed assets was reduced by any investment tax credits or government capital grants received. Depreciation was provided on a straight-line basis over the estimated useful lives of the assets. Repair and maintenance costs, including those associated with planned

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
major maintenance, were expensed as incurred. We capitalized interest on borrowings during the construction period of major capital projects as part of the related asset and amortized the capitalized interest into earnings over the related asset’s remaining useful life. We also capitalized costs related to the acquisition of timber and timberlands and subsequent costs incurred for the planting and growing of timber. The cost generally included the acquisition cost of land and timber, site preparation and other costs. These costs, excluding land, were expensed at the time the timber was harvested, based on annually determined depletion rates, and were included in “Depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. Growth and yield models are used to estimate timber volume on our land from year to year. These volumes affect the depletion rates, which are calculated annually based on the capitalized costs and the total timber volume based on the current stage of the growth cycle.
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
Amortizable intangible assets
Amortizable intangible assets of the Predecessor Company, which consisted of water rights and customer relationships, were stated at cost less accumulated amortization. Amortization of the water rights was provided on a straight-line basis over the estimated useful lives of the assets. Amortization of the customer relationships was provided based on the ratio determined by the remaining useful life of the asset divided by the sum-of-the-years’ digits of the years of the original estimated useful life of the asset.
An impairment loss is recognized in the amount that the intangible asset’s carrying value exceeds its fair value if it is determined that the carrying amount is not recoverable.
Impairment of goodwill
We reviewed the carrying value of our goodwill for impairment in the fourth quarter of each year or more frequently, if an event occurred that triggered such an interim review. We compared our reporting units’ fair values with their respective carrying values, including goodwill. If a reporting unit’s fair value exceeded its carrying value, no impairment loss was recognized. If a reporting unit’s carrying value exceeded its fair value, an impairment charge was recorded equal to the difference between the carrying value of the reporting unit’s goodwill and the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit was the implied fair value of goodwill.
Impairment of long-lived assets, other than goodwill
The unit of accounting for impairment testing for long-lived assets is its group, which includes fixed assets, amortizable intangible assets and liabilities directly related to those assets, such as asset retirement obligations (herein defined as “asset group”). For asset groups that are held and used, that group represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other asset groups. For asset groups that are to be disposed of by sale or otherwise,

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
that group represents assets to be disposed of together as a group in a single transaction and liabilities directly associated with those assets that will be transferred in the transaction.
Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying value of an asset group may no longer be recoverable. The recoverability of an asset group that is held and used is tested by comparing the carrying value of the asset group to the sum of the estimated undiscounted future cash flows expected to be generated by that asset group. In estimating the undiscounted future cash flows, we use projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the asset group. If there are multiple plausible scenarios for the use and eventual disposition of an asset group, we assess the likelihood of each scenario occurring in order to determine a probability-weighted estimate of the undiscounted future cash flows. The principal assumptions include periods of operation, projections of product pricing, production levels and sales volumes, product costs, market supply and demand, foreign exchange rates, inflation and projected capital spending. Changes in any of these assumptions could have a material effect on the estimated undiscounted future cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment loss is recognized in the amount that the asset group’s carrying value exceeds its fair value. The fair value of a long-lived asset group is determined in accordance with our accounting policy for fair value measurements, as discussed below.
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
Pension and OPEB projected benefit obligations
For our defined benefit plans, we recognize an asset or a liability for pension and OPEB projected benefit obligations net of the fair value of plan assets. An asset is recognized for a plan’s over-funded status and a liability is recognized for a plan’s under-funded status. Changes in the funding status that have not been recognized in our net periodic benefit costs are reflected as an adjustment to our “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. Net periodic benefit costs are recognized as employees render the services necessary to earn the pension and OPEB benefits. Amounts we contribute to our defined contribution plans are expensed as incurred.
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

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Fair value measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and is based on our principal or most advantageous market for the specific asset or liability. We consider the risk of non-performance of the obligor, which in some cases reflects our own credit risk, in determining fair value. In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” we categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. This fair value hierarchy is as follows:

Level 1 –	Valuations based on quoted prices in active markets for identical assets and liabilities.
Level 2 –	Valuations based on observable inputs, other than Level 1 prices, such as quoted interest or currency exchange rates.
Level 3 –	Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.
The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used in the determination of fair value of our assets and liabilities, when required, maximize the use of observable inputs and minimize the use of unobservable inputs.
Share-based compensation
During the pendency of the Creditor Protection Proceedings and through December 31, 2010, no new share-based compensation awards were granted and during the pendency of the Creditor Protection Proceedings, no issuance or payments of vested share-based awards were permitted without Court approval. As of the Emergence Date and pursuant to the Plans of Reorganization, each share of the Predecessor Company’s common stock and each option, warrant, conversion privilege or other legal or contractual right to purchase shares of the Predecessor Company’s common stock, including restricted stock units (“RSUs”) and deferred stock units (“DSUs”), in each case to the extent outstanding immediately before the Emergence Date, was canceled and the holders thereof are not entitled to receive or retain any property on account thereof. For the years ended December 31, 2010, 2009 and 2008, share-based compensation expense, net of tax, was $3 million, $4 million and $3 million, respectively.
We amortize the fair value of our share-based awards over the requisite service period using the straight-line attribution approach. The requisite service period is reduced for those employees who are retirement eligible at the date of the grant or who will become retirement eligible during the vesting period and who will be entitled to vest in their entire award upon retirement. The fair value of our stock options is determined using a Black-Scholes option pricing formula. The fair value of RSUs or DSUs is determined based on the market price of a share of AbitibiBowater Inc. common stock on the grant date. Share-based awards that will be settled in cash or with shares purchased on the open market are recognized as a liability, which is remeasured at fair value as of each balance sheet date. The cumulative effect of the change in fair value is recognized in the period of the change as an adjustment to compensation cost. We estimate forfeitures of share-based awards based on historical experience and recognize compensation cost only for those awards expected to vest. Estimated forfeitures are adjusted to actual experience as needed. Compensation cost for performance-based awards is recognized when it is probable that the performance criteria will be met.
We adopted the alternative transition method for calculating the tax effects of share-based compensation. The additional paid-in capital (“APIC”) pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, we record the excess as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2010, 2009 and 2008, we had a sufficient APIC pool to cover any tax deficiencies recorded; as a result, these deficiencies did not affect our results of operations. The APIC pool was reset to zero as of December 31, 2010 as a result of the application of fresh start accounting.
We classify the cash flows resulting from the tax benefit that arise from the exercise of stock options and the vesting of RSUs and DSUs that exceed the compensation cost recognized (excess tax benefits) as financing cash flows.
Revenue recognition
Pulp, paper and wood products delivered to our customers in the United States and Canada directly from our mills by either truck or rail are sold with the terms free on board (“FOB”) shipping point. For these sales, revenue is recorded when the

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
product leaves the mill. Pulp and paper products delivered to our international customers by ship are sold with international shipping terms. For these sales, revenue is recorded when risk of loss and title of the product passes to the customer. Sales are reported net of allowances and rebates, and the following criteria must be met before they are recognized: persuasive evidence of an arrangement exists, delivery has occurred and we have no remaining obligations, prices are fixed or determinable and collectibility is reasonably assured.
Income (loss) per share
We calculate basic net income (loss) per share attributable to AbitibiBowater Inc. common shareholders by dividing our net income (loss) by the Predecessor Company’s weighted-average number of outstanding common shares, including outstanding exchangeable shares. We calculate diluted net income (loss) per share attributable to AbitibiBowater Inc. common shareholders by dividing our net income (loss), as adjusted for the assumed conversion of the Convertible Notes, as defined in Note 17, “Liquidity and Debt – April 1, 2008 refinancings,” by the Predecessor Company’s weighted-average number of outstanding common shares, including outstanding exchangeable shares, as adjusted for the incremental shares attributable to the dilutive effects of potentially dilutive securities (such as the Convertible Notes, stock options and RSUs). The incremental shares are calculated using the “if converted” method (Convertible Notes) or the treasury stock method (stock options and RSUs).
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
Creditor Protection Proceedings
As discussed in Note 1, “Organization and Basis of Presentation – Basis of presentation,” during the Creditor Protection Proceedings, we applied the guidance in FASB ASC 852, which requires that financial statements distinguish transactions and events that are directly associated with the reorganization process from the ongoing operations of the business.
Reorganization items, net
FASB ASC 852 requires separate disclosure of reorganization items such as certain expenses, provisions for losses and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that were realized or incurred during the Creditor Protection Proceedings, including the impact of the implementation of the Plans of Reorganization and the application of fresh start accounting, as further detailed in Note 4, “Creditor Protection Proceedings Related Disclosures.” As a result, during the Creditor Protection Proceedings, all charges related to the commencement of an indefinite idling or permanent closure of a mill or a paper machine subsequent to the commencement of the Creditor Protection Proceedings were recorded in “Reorganization items, net,” whereas all charges related to the commencement of an indefinite idling or permanent closure of a mill or a paper machine prior to the commencement of the Creditor Protection Proceedings were recorded in “Closure costs, impairment of assets other than goodwill and other related charges” in our Consolidated Statements of Operations. The recognition of Reorganization items, net, unless specifically prescribed otherwise by FASB ASC 852, is in accordance with other applicable U.S. GAAP, including accounting for impairments of long-lived assets, accelerated depreciation, severance and termination benefits and costs associated with exit and disposal

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
activities (including costs incurred in a restructuring).
Liabilities subject to compromise
Liabilities subject to compromise primarily represented unsecured pre-petition obligations of the Debtors that we expected to be subject to impairment as part of the Creditor Protection Proceedings process and as a result, were subject to settlement at lesser amounts. Generally, actions to enforce or otherwise effect payment of such liabilities were stayed by the Courts. Such liabilities were classified separately from other liabilities in our Consolidated Balance Sheets as “Liabilities subject to compromise” and were accounted for in accordance with our normal accounting policies except that: (i) other than our debt obligations, these liabilities were recorded at the amounts allowed or expected to be allowed as claims by the Courts, whether known or potential claims, under a plan of reorganization, even if the distributions to the claimants may have been for lesser amounts and (ii) debt obligations, until they became allowed claims approved by the applicable Court, were recorded net of unamortized debt discounts and premiums, which we ceased amortizing as a result of the Creditor Protection Proceedings. Debt discounts and premiums were viewed as valuations of the related debt until the debt obligations became allowed claims by the applicable Court, at which time the recorded debt obligations were adjusted to the amounts of the allowed claims.
We did not include the Debtors’ secured pre-petition debt obligations in liabilities subject to compromise since we believed that the value of the underlying collateral of these obligations significantly exceeded the amount of the claims by the secured creditors and the Plans of Reorganization required that all amounts outstanding under our pre-petition secured debt obligations were to be paid in full in cash, including accrued interest. Liabilities subject to compromise did not include: (i) liabilities held by our subsidiaries that were not subject to the Creditor Protection Proceedings; (ii) liabilities incurred after the commencement of the Creditor Protection Proceedings, except for accrued interest on pre-petition unsecured debt obligations of the CCAA filers (the cumulative post-petition interest accrued on such obligations was reversed in 2010 since such interest was not included in the CCAA Reorganization Plan sanctioned by the Canadian Court – see Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net,” for additional information) and (iii) pre-petition liabilities that the Debtors expected to be required to pay in full by applicable law, even though certain of these amounts were not paid until the Plans of Reorganization were implemented.
The Debtors repudiated or rejected certain pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations with the approval of the Courts. Damages that resulted from repudiations or rejections of executory contracts and unexpired leases were typically treated as general unsecured claims and were also classified as liabilities subject to compromise.
Interest expense
During the Creditor Protection Proceedings, we recorded interest expense on our pre-petition debt obligations only to the extent that: (i) interest would be paid during the Creditor Protection Proceedings or (ii) it was probable that interest would be an allowed priority, secured, or unsecured claim.
Recently adopted accounting guidance
On January 1, 2010, we prospectively adopted new accounting guidance which eliminated the concept of a QSPE, changed the requirements for derecognizing financial assets and required additional disclosures. The adoption of this accounting guidance did not have a material impact on our results of operations or financial position as it applies to the QSPEs that were established for note monetization purposes (see Note 18, “Monetization of Timber Notes”). However, as a result of the adoption of this new accounting guidance, the transfers of accounts receivable interests under our accounts receivable securitization program no longer qualified as sales and effective January 1, 2010, such transfers and the proceeds received thereon were accounted for as secured borrowings. For additional information, see Note 17, “Liquidity and Debt.”
On January 1, 2010, we adopted new accounting guidance which changed how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. QSPEs are no longer exempted from the application of such accounting guidance. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. We are not the primary beneficiary of any of the QSPEs that were established for note monetization purposes and therefore, such QSPEs remain unconsolidated entities. The adoption of this accounting guidance did not have an impact on our results of operations or financial position.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Note 3. Creditor Protection Proceedings
Emergence from Creditor Protection Proceedings
As discussed in Note 1, “Organization and Basis of Presentation – Creditor Protection Proceedings,” on December 9, 2010, the Plans of Reorganization became effective and we emerged from the Creditor Protection Proceedings. Upon implementation of the Plans of Reorganization, the Debtors were reorganized through the consummation of several transactions pursuant to which, among other things:
•	each of the Debtors’ operations were continued in substantially the same form;

•	all allowed pre-petition and post-petition secured claims, administrative expense claims and priority claims were paid in full in cash, including accrued interest, if applicable, and all pre-petition and post-petition secured credit facilities were terminated;

•	all outstanding receivable interests sold under the Abitibi and Donohue Corp. (“Donohue,” an indirect, wholly-owned subsidiary of AbitibiBowater Inc.) accounts receivable securitization program were repurchased in cash for a price equal to the par amount thereof and the program was terminated;

•	holders of allowed claims arising from the Debtors’ pre-petition unsecured indebtedness received their pro rata share of common stock issued by us on account of their claims;

•	holders of pre-petition unsecured claims with individual claim amounts of $5,000 or less (or reduced to that amount) were paid in cash in an amount equal to 50% of their claim amount, but under certain circumstances, these claim holders were treated instead like all other holders of claims arising from pre-petition unsecured liabilities and received shares of common stock issued by us on account of their claims;

•	all equity interests in the Predecessor Company existing immediately prior to the Emergence Date, including, among other things, all of our common stock issued and outstanding, were discharged, canceled, released and extinguished;

•	AbitibiBowater Inc. issued an aggregate of 97,134,954 shares of Successor Company common stock, par value $0.001 per share, for the benefit of unsecured creditors of the Debtors in the Creditor Protection Proceedings, and distributed 73,752,881 of those shares in December 2010 to the holders of unsecured claims as of the applicable distribution record date on account of allowed unsecured creditor claims;

•	various equity incentive and other employee benefit plans came into effect, including the AbitibiBowater Inc. 2010 Equity Incentive Plan, pursuant to which 8.5% of common stock on a fully diluted basis (or 9,020,960 shares) was reserved for issuance to eligible persons, of which awards representing not more than 4% (or 4,245,158 shares) were to be made approximately 30 days after the Emergence Date;

•	the Debtors’ obligations to fund the prior service costs related to their pension and OPEB benefit plans were reinstated prospectively;

•	the Debtors’ assets were retained by, and were reinvested in, the Successor Company;

•	AbitibiBowater Inc. assumed by merger the obligations of ABI Escrow Corporation with respect to $850 million in aggregate principal amount of 10.25% senior secured notes due 2018, as further discussed in Note 17, “Liquidity and Debt”; and

•	we entered into the ABL Credit Facility, as defined and further discussed in Note 17, “Liquidity and Debt.”
From the 97,134,954 shares of Successor Company common stock issued for claims in the Creditor Protection Proceedings, we established a reserve of 23,382,073 shares for claims that remained in dispute as of the Emergence Date, from which we will make supplemental interim distributions to unsecured creditors as and if disputed claims are allowed or accepted. We continue to work to resolve these claims, including the identification of claims that we believe should be disallowed because they are duplicative, were later amended or superseded, are without merit, are overstated or for other reasons. Although we continue to make progress, in light of the substantial number and amount of claims filed and remaining unresolved claims, the claims resolution process may take considerable time to complete. The applicable Court will determine the resolution of claims that we are unable to resolve in negotiations with the affected parties. We may be required to settle certain disputed claims in cash under certain specific circumstances. As such, included in “Accounts payable and accrued liabilities” in our Consolidated Balance

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Sheets as of December 31, 2010 is a liability of approximately $35 million for the fair value of the estimated cash settlement of such claims. To the extent there are shares remaining after all disputed claims have been resolved, these shares will be reallocated ratably among unsecured creditors with allowed claims in the Creditor Protection Proceedings pursuant to the Plans of Reorganization.
The common stock of the Successor Company began trading under the symbol “ABH” on both the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (the “TSX”) on December 10, 2010. See Note 23, “Share Capital,” for additional information.
Events prior to emergence from Creditor Protection Proceedings
We initiated the Creditor Protection Proceedings to pursue reorganization efforts under the protection of Chapter 11 and the CCAA, as applicable. During the Creditor Protection Proceedings, we remained in possession of our assets and properties and operated our business and managed our properties as “debtors in possession” under the jurisdiction of the Courts and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, the Debtors were authorized to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the approval of the applicable Court(s) or Ernst & Young Inc. (which, under the terms of a Canadian Court order, served as the court-appointed monitor under the CCAA Proceedings (the “Monitor”)), as applicable.
Subject to certain exceptions under Chapter 11 and the CCAA, our filings and orders of the Canadian Court automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us and our property to recover, collect or secure a claim arising prior to the filing of the Creditor Protection Proceedings. Chapter 11 and orders of the Canadian Court gave us the ability to reject certain contracts, subject to Court oversight. We engaged in a review of our various agreements and rejected and repudiated a number of unfavorable agreements and leases, including leases of real estate and equipment. The creditors affected by these actions were given the opportunity to file proofs of claims in the Creditor Protection Proceedings.
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations was stayed as a result of the commencement of the Creditor Protection Proceedings. See Note 17, “Liquidity and Debt,” for additional information.
The NYSE and the TSX delisted the Predecessor Company’s common stock at the opening of business on May 21, 2009 and the close of market on May 15, 2009, respectively. During the Creditor Protection Proceedings, the Predecessor Company’s common stock traded in the over-the-counter market and was quoted on the Pink Sheets Quotation Service and on the OTC Bulletin Board under the symbol “ABWTQ.” In addition, the TSX delisted the exchangeable shares of our indirect wholly-owned subsidiary, AbitibiBowater Canada Inc. (“ABCI”), at the close of market on May 15, 2009.
Note 4. Creditor Protection Proceedings Related Disclosures
Fresh start accounting
Overview
As discussed in Note 2, “Summary of Significant Accounting Policies – Fresh start accounting,” we applied fresh start accounting as of December 31, 2010 in accordance with FASB ASC 852, pursuant to which, among other things: (i) the reorganization value derived from the enterprise value established in the Plans of Reorganization was assigned to our assets and liabilities in conformity with FASB ASC 805, which requires recording assets and liabilities at fair value (except for deferred income taxes and pension and OPEB projected benefit obligations), with the excess of net asset values over the reorganization value recorded as an adjustment to equity and (ii) the Predecessor Company’s additional paid-in capital, deficit and accumulated other comprehensive loss were eliminated.
Enterprise valuation
In connection with the development of the Plans of Reorganization, we engaged an independent financial advisor to assist us in the determination of the enterprise value of the Successor Company. Using a number of estimates and assumptions, we prepared financial projections through 2014, which were included in the disclosure statement related to the Plans of Reorganization. Based on these financial projections, which assumed an emergence date of October 1, 2010, and with the assistance of our financial advisor, we estimated a going concern enterprise value of the Successor Company within a range of approximately $3,500 million to $3,850 million, with a midpoint estimate of $3,675 million, which included the fair value

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
of tax attributes that were expected to be available to the Successor Company. This enterprise value was estimated using three valuation methods: (i) discounted cash flow analysis (“DCF”), (ii) comparable company analysis and (iii) precedent transactions analysis, each of which is discussed further below. We used the midpoint estimate of the enterprise value as the basis for our determination of the Successor Company’s equity value and reorganization value (see notes (16) and (19) to our Reorganized Consolidated Balance Sheet below for the reconciliations of the midpoint enterprise value to our equity value and reorganization value, respectively). The reorganization value is viewed as the fair value of the Successor Company before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets of the entity immediately after the reorganization and represents the amount of resources available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the Debtors and their creditors.
The DCF analysis is a forward-looking enterprise valuation methodology that estimates the value of an asset or business by calculating the present value of expected future cash flows to be generated by that asset or business. Under this methodology, projected future cash flows are discounted by the business’ weighted average cost of capital (the “Discount Rate”). The Discount Rate reflects the estimated blended rate of return that would be required by debt and equity investors to invest in the business based upon its capital structure. Our enterprise value was determined by calculating the present value of our unlevered after-tax free cash flows based on our five-year financial projections, with certain adjustments, plus an estimate for the value of the Company beyond the five-year projection period, known as the terminal value. The terminal value was derived by applying a perpetuity growth rate (ranging from negative 3.6% to 1.4%) to the average free cash flow generated over the five-year period, discounted back to the assumed date of emergence (October 1, 2010) by the Discount Rate. The present value of our five-year cash flow projections was calculated using Discount Rates ranging from 14% – 16% and an implied terminal value ranging from 4.0x – 5.0x terminal Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).
The comparable company analysis estimates the value of a company based on a relative comparison with other publicly-traded companies with similar operating and financial characteristics. Under this methodology, the enterprise value for each selected public company was determined by examining the trading prices for the equity securities of such company in the public markets and adding the aggregate amount of outstanding net debt for such company (at book value) and noncontrolling interests. Those enterprise values are commonly expressed as multiples of various measures of operating statistics, most commonly EBITDA. Our financial advisor also examined enterprise values for each selected company by including the pension underfunding of each company in the enterprise value and then expressing those enterprise values as multiples of EBITDAP (EBITDA including pension underfunding). In addition, each of the selected public company’s operational performance, operating margins, profitability, leverage and business trends were examined. Based on these analyses, financial multiples and ratios were calculated to apply to our actual and projected operational performance. Multiples ranged from 4.0x – 5.0x 2011 projected EBITDA.
The precedent transactions analysis estimates value by examining public merger and acquisition transactions. The valuations paid in such acquisitions or implied in such mergers are analyzed as ratios of various financial results. These transaction multiples were calculated based on the purchase price (including any debt assumed) paid to acquire companies that are comparable to us. Since precedent transactions analysis reflects aspects of value other than the intrinsic value of a company, there are limitations as to its applicability in determining the enterprise value. Nonetheless, our financial advisor reviewed recent merger and acquisition transactions involving paper and forest products companies. Many of the transactions analyzed occurred in fundamentally different industry and credit market conditions from those prevailing in the marketplace, and therefore, may not be the best indication of value. Transaction multiples for the precedent mean and median were 8.1x and 6.9x, respectively, the last twelve months’ EBITDA, but these multiples were not deemed to be meaningful.
The range of enterprise values was determined primarily based on the DCF analysis.
In addition, certain of our other non-operating assets were valued separately, as follows: (i) tax attributes at each Debtor were valued based on a DCF of the projected tax savings arising from the use of our available post-emergence attributes, (ii) the value of certain litigation claims was determined based upon discussions with internal and external legal counsel and in consultation with the Creditors Committee, (iii) miscellaneous timber assets were valued based on precedent transactions and (iv) other non-operating assets marketed to be sold prior to emergence were based upon estimated sale proceeds.
Income taxes in these financial projections were calculated based on the projected applicable statutory tax rates in the countries in which we operate. For our U.S. operations, the federal tax rate was assumed to be 35% through 2014 and 38% thereafter and state taxes were deemed to not be material over the projection period. For our Canadian operations, the federal tax rate was assumed to be 30% in 2010, 28.5% in 2011 and 27% thereafter.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
The enterprise valuation was based upon achieving the future financial results set forth in our projections, as well as the realization of certain other assumptions. The financial projections included in the enterprise valuation were limited by the information available to us as of the date of the preparation of the projections and reflected numerous assumptions concerning anticipated future performance, as well as prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. These assumptions and the financial projections are inherently subject to significant uncertainties, as well as significant business, economic and competitive risks, many of which are beyond our control. Accordingly, there can be no assurance that the assumptions and financial projections will be achieved and actual results could vary materially. The assumptions for which there is a reasonable possibility of a variation that would significantly affect the calculated enterprise value include, but are not limited to, sales volumes, product pricing, product mix, foreign currency exchange rates, costs of raw materials and energy, achievement of operating margins and cost reductions, income tax rates, working capital changes, capital spending and overall industry conditions.
Allocation of reorganization value to assets and liabilities
The reorganization value derived from our enterprise value was assigned to our assets and liabilities in conformity with the acquisition method of accounting for business combinations pursuant to FASB ASC 805, which requires recording assets and liabilities at fair value (except for deferred income taxes and pension and OPEB projected benefit obligations). The reorganization value was assigned first to tangible and identifiable intangible assets and then the excess of net asset values over the reorganization value was recorded as an adjustment to equity. See note (19) to our Reorganized Consolidated Balance Sheet below for this allocation.
The estimated fair values of our assets and liabilities represent our best estimates and valuations, primarily based on the cost, income or market valuation approaches, as follows:
•	Inventories: The fair value of our finished goods inventories was based on their estimated selling prices less the sum of selling costs, shipping costs and a reasonable profit allowance for the selling effort. The fair value of our mill stores and other supplies inventories was based on replacement cost for high-turnover items and on replacement cost less economic obsolescence for all other items. The fair values of our raw materials and work in process inventories were recorded at the Predecessor Company’s carrying values, which approximated fair value. Additionally, in the future, no inventories will be valued using the LIFO method. See Note 11, “Inventories, Net,” for the fair values of inventory by category as of December 31, 2010.

•	Fixed assets: Except for construction in progress, the estimated fair values of our fixed assets were based on the cost approach and income approach valuation methods.

The cost approach method considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, adjusted for depreciation as of the appraisal date as described below:
Physical deterioration – the loss in value or usefulness attributable solely to the use of the asset and physical causes such as wear and tear and exposure to the elements.

Functional obsolescence – the loss in value caused by the inability of the property to adequately perform the function for which it is utilized.

Technological obsolescence (a form of functional obsolescence) – the loss in value due to changes in technology, discovery of new materials and improved manufacturing processes.

Economic obsolescence – the loss in value caused by external forces such as legislative enactments, overcapacity in the industry, low commodity pricing, changes in the supply and demand relationships in the marketplace and other market inadequacies.
The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of our fixed assets along with assumptions regarding the age and estimated useful lives of our fixed assets.

The income approach method estimates fair value based on a DCF analysis. We derived our income approach assumptions from our business plan, which was developed using several sources, including our internal budgets (which contain existing sales data based on current product lines and assumed production levels, manufacturing costs and product pricing). Our valuation model used a cash flow period of four years, with a terminal value based on a multiple of EBITDA. We used Discount Rates ranging from 13% – 15%.

Construction in progress was recorded at the Predecessor Company’s carrying value, which approximated fair value.

Additionally, as part of fresh start accounting, accumulated depreciation was eliminated and the estimated remaining useful lives of our fixed assets were updated. See Note 13, “Fixed Assets, Net,” for the updated remaining useful lives and the fair values of fixed assets by category as of December 31, 2010.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

•	Amortizable intangible assets: In the application of fresh start accounting, we identified amortizable intangible assets related to water rights. The estimated fair value of these identifiable intangible assets was primarily based on DCF valuation methods. Additionally, as part of fresh start accounting, accumulated amortization was eliminated and the estimated remaining useful life of our amortizable intangible assets was updated. See Note 5, “Goodwill and Amortizable Intangible Assets, Net,” for the updated remaining useful life and the fair value of our identifiable intangible assets as of December 31, 2010.
•	Joint ventures: The fair values of our joint ventures were based on a combination of the cost, income and market approach valuation methods.

•	Long-term debt: The fair value of our Senior Secured Notes due 2018 was based on quoted market prices.

•	All other assets and liabilities were recorded at the Predecessor Company’s carrying values, after adjustments resulting from the implementation of the Plans of Reorganization. The resulting carrying values approximated their fair values.
The value of our assets included in assets held for sale and our liabilities included in liabilities associated with assets held for sale was determined based on recent offers, as applicable, or the applicable method discussed above less costs to sell. The fair value of long-term debt included in liabilities associated with assets held for sale was estimated by discounting the cash flows using interest rates as of December 31, 2010 for financial instruments with similar characteristics and maturities.
The amount of deferred income taxes recorded was determined in accordance with FASB ASC 740. See Note 21, “Income Taxes,” for additional information.
The amount of pension and OPEB projected benefit obligations recorded was determined in accordance with FASB ASC 715. See Note 20, “Pension and Other Postretirement Benefit Plans,” for a discussion of the assumptions used to determine our pension and OPEB projected benefit obligations as of December 31, 2010.
The estimates and assumptions used in the valuation of our assets and liabilities are inherently subject to significant uncertainties, many of which are beyond our control. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in these valuations will be realized and actual results could vary materially.
Reorganized Consolidated Balance Sheet
The effects of the implementation of the Plans of Reorganization and the application of fresh start accounting on our Consolidated Balance Sheet as of December 31, 2010 are presented in our Reorganized Consolidated Balance Sheet below. The adjustments set forth in the column captioned “Plans of Reorganization Adjustments” reflect the effects of the implementation of the Plans of Reorganization, including, among other things, the discharge and settlement of liabilities subject to compromise based on claims allowed by the Courts, the repayment of the Predecessor Company’s secured debt obligations, the cancellation of all equity interests in the Predecessor Company, the issuance of Successor Company common stock to holders of allowed claims in satisfaction of such claims and the incurrence of new indebtedness related to our exit financing. The adjustments set forth in the column captioned “Fresh Start Accounting Adjustments” reflect, among other things, adjustments to the carrying values of our assets and liabilities to reflect their fair values and the elimination of additional paid-in capital, deficit and accumulated other comprehensive loss as a result of the application of fresh start accounting in accordance with FASB ASC 852.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

	As of December 31, 2010
		Plans of		Fresh Start
		Reorganization		Accounting
(In millions)	Predecessor	Adjustments		Adjustments			Successor

Assets
Current assets:
Cash and cash equivalents	$608	$(279)	(1)	$(10)	(23)		$319
Accounts receivable, net	863	(5)	(2)	(4)	(23)		854
Inventories, net	560	–		(122)	(18)		438
Assets held for sale	2	–		696	(23)		698
Deferred income tax assets	16	(3)	(3)	34	(18)		47
Other current assets	74	15	(4)	(1)	(23)		88

Total current assets	2,123	(272)		593			2,444

Fixed assets, net	3,173	–		(532)	(18	)(23)	2,641
Amortizable intangible assets, net	464	–		(445)	(18	)(23)	19
Deferred income tax assets	–	1,582	(3)	154	(18)		1,736
Goodwill	53	–		(53)	(19)		–
Other assets	432	(115)	(5)	(1)	(20	)(23)	316

Total assets	$6,245	$1,195		$(284)			$7,156

Liabilities and equity (deficit)
Liabilities not subject to compromise:
Current liabilities:
Accounts payable and accrued liabilities	$706	$(129)	(6)	$(9)	(23)		$568
Debtor in possession financing	40	(40)	(7)	–			–
Secured borrowings	120	(120)	(8)	–			–
Short-term bank debt	685	(685)	(9)	–			–
Current portion of long-term debt	300	(300)	(10)	–			–
Liabilities associated with assets held for sale	–	–		289	(23)		289

Total current liabilities	1,851	(1,274)		280			857

Long-term debt, net of current portion	290	816	(11)	(201)	(18	)(23)	905
Pension and other postretirement projected benefit obligations	91	1,181	(12)	–			1,272
Deferred income tax liabilities	101	(29)	(13)	–			72
Other long-term liabilities	84	(20)	(14)	(1)	(18)		63

Total liabilities not subject to compromise	2,417	674		78			3,169

Liabilities subject to compromise	8,407	(8,407)	(15)	–			–

Total liabilities	10,824	(7,733)		78			3,169

Equity (deficit):
AbitibiBowater Inc. shareholders’ equity (deficit):
Predecessor common stock	55	(55)	(16)	–			–
Successor common stock	–	–	(16)	–			–
Predecessor exchangeable shares	173	(173)	(16)	–			–	(16)
Additional paid-in capital	2,525	3,932	(16)	(2,748)	(21)		3,709	(16)
Deficit	(6,420)	5,180	(17)	1,240	(21)		–
Accumulated other comprehensive loss	(1,020)	44	(12)	976	(21)		–
Successor treasury stock	–	–		–			–

Total AbitibiBowater Inc. shareholders’ equity (deficit)	(4,687)	8,928		(532)			3,709
Noncontrolling interests	108	–		170	(22)		278

Total equity (deficit)	(4,579)	8,928		(362)			3,987

Total liabilities and equity (deficit)	$6,245	$1,195		$(284)			$7,156

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Plans of Reorganization Adjustments:

(1)	Reflects the cash effects of the Plans of Reorganization:

(In millions)

Net proceeds from exit financing:
Release of restricted cash related to the Senior Secured Notes due 2018 ($850 principal amount less financing costs of $10), net of additional financing costs of $15 (Note 17)	$825
Borrowing under the ABL Credit Facility ($100 borrowed less financing fees and expenses of $16)	84

909

Payments of secured debt obligations, including accrued interest and fees:
Bowater DIP Agreement, including exit fee of $4 and fees of $1	(45)
Bowater’s pre-petition secured bank credit facilities, including accrued interest of $18 and fees of $1	(357)
ACCC’s pre-petition 13.75% Senior Secured Notes, including accrued interest of $57 and fees of $2	(359)
ACCC’s pre-petition senior secured term loan, including accrued interest of $17 and fees of $2	(366)
Secured borrowings under Abitibi’s and Donohue’s accounts receivable securitization program, including accrued interest and fees of less than $1	(120)
Bowater’s pre-petition floating rate industrial revenue bonds, including accrued interest of less than $1	(34)

(1,281)

Other payments related to the Plans of Reorganization, including other secured claims, convenience claims, administrative expense claims and priority claims	(97)
Release of restricted cash, net, including other amounts related to the Senior Secured Notes due 2018 held in escrow until the Emergence Date (excluding $850 principal amount less financing costs of $10 above) and return of deposits	160
Proceeds from the North American Free Trade Agreement (“NAFTA”) settlement (Note 22)	130
Repayment of borrowings under the ABL Credit Facility prior to December 31, 2010	(100)

$(279)

(2)	Represents miscellaneous write-offs.

(3)	Represents adjustments to deferred income tax assets arising from changes in tax attributes as a result of the implementation of the Plans of Reorganization and the reversal of valuation allowances upon emergence from the Creditor Protection Proceedings. See Note 21, “Income Taxes.”

(4)	Reflects a deposit with the Monitor of $22 million for the payment of secured claims and the release of $7 million of restricted cash in lockbox accounts related to the accounts receivable securitization program.

(5)	Reflects: (i) the recording of deferred financing costs of $44 million associated with our exit financing, (ii) the return of deposits and release of restricted cash of $181 million for various items held either in trust with the Monitor, in escrow or in a designated account for which the restrictions were terminated on the Emergence Date, (iii) an increase in restricted cash of $28 million associated with a guarantee agreement with Alcoa (as defined and discussed in Note 17, “Liquidity and Debt – Debt – Sale of our investment in MPCo) and (iv) $6 million of miscellaneous write-offs.

(6)	Reflects the following items:

(In millions)

Payments of accrued interest and fees on:
Bowater DIP Agreement	$(4)
Bowater’s pre-petition secured bank credit facilities	(18)
ACCC’s pre-petition 13.75% Senior Secured Notes	(57)
ACCC’s pre-petition senior secured term loan	(17)
Payment of backstop commitment agreement termination fee (discussed further below)	(15)
Payment of claims	(38)
Recording of estimated liabilities for the following:
Outstanding disputed claims expected to be paid in cash once allowed or accepted	12
Professional success fees	20
Diversification fund in the province of Quebec (Note 20)	2
Reduction in current pension and OPEB projected benefit obligations	(14)

$(129)

(7)	Reflects the repayment of the Bowater DIP Agreement.

(8)	Reflects the repayment of secured borrowings under the accounts receivable securitization program.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

(9)	Reflects the repayment of Bowater’s pre-petition secured bank credit facilities of $338 million and ACCC’s pre-petition senior secured term loan of $347 million.

(10)	Reflects the repayment of ACCC’s pre-petition 13.75% Senior Secured Notes.

(11)	Reflects the issuance of the Senior Secured Notes due 2018 of $850 million and the repayment of Bowater’s pre-petition floating rate industrial revenue bonds due 2029 of $34 million.

(12)	Pursuant to the Plans of Reorganization, pension and OPEB projected benefit obligations were retained by us. These obligations, which were previously classified as liabilities subject to compromise, were reclassified to the appropriate accounts.

(13)	Represents a reduction of deferred income taxes upon the deconsolidation of BCFC of $32 million (see Note 22, “Commitments and Contingencies – BCFC Bankruptcy and Insolvency Act filing”) and an increase in deferred income tax liabilities of $3 million.

(14)	Represents the recording of a liability for a diversification fund in each of the provinces of Quebec and Ontario of $10 million (see Note 20, “Pension and Other Postretirement Benefit Plans – Resolution of Canadian pension situation”) and a reduction in tax reserves of $30 million.

(15)	Reflects the reclassification of pension and OPEB projected benefit obligations to the appropriate liability accounts, as discussed above, as well as the settlement or extinguishment of all other remaining liabilities subject to compromise pursuant to the Plans of Reorganization. The disposition of the Predecessor Company’s liabilities subject to compromise is summarized as follows:

(In millions)

Unsecured pre-petition debt	$6,149
Accrued interest on unsecured pre-petition debt	176
Accounts payable and accrued liabilities, excluding accrued interest on unsecured pre-petition debt	388
Pension and OPEB projected benefit obligations	1,296
Repudiated or rejected executory contracts	358
Other liabilities	40

Total liabilities subject to compromise of the Predecessor Company	8,407
Issuance of Successor Company common stock (a)	(3,709)
Reinstatement of pension and OPEB projected benefit obligations	(1,238)
Accrual for claims payable (b)	(12)

Gain on extinguishment of liabilities subject to compromise	$3,448

(a)	As discussed in Note 3, “Creditor Protection Proceedings,” the majority of holders of allowed unsecured claims received their pro rata share of Successor Company common stock on account of their claims, whereas the majority of holders of disputed unsecured claims will receive their pro rata share of common stock from the shares we have reserved for their benefit as and if their claims are allowed or accepted.

(b)	As discussed in Note 3, “Creditor Protection Proceedings,” except for certain specific claims, the outstanding general unsecured claims will be satisfied by the future distribution of shares of common stock from the reserve discussed above. For claims expected to be settled in cash, the Consolidated Balance Sheet of the Successor Company includes a total liability of approximately $35 million as of December 31, 2010 (of which $23 million was included in the Predecessor Company) for the fair value of the estimated cash settlement of such claims.

(16)	Reflects the cancellation of the Predecessor Company’s common stock and exchangeable shares, as well as the issuance of common stock of the Successor Company, which has an equity value of $3,709 million and was determined as follows:

(In millions)

Enterprise value	$3,675
Plus:
Excess cash and other items	431
Less:
Fair value of post-petition debt:
Senior Secured Notes due 2018, including accrued interest	(927)
Other debt (excluding noncontrolling interest portion)	(210)
Joint venture-related deferred tax liability	(21)
Plus:
Adjustment for excess of allocated values of assets and liabilities over reorganization value (a)	761

Equity value of the Successor Company	$3,709

(a)	The excess of the allocated values of assets and liabilities over the reorganization value arises principally from the accounting for deferred income taxes and pension and OPEB projected benefit obligations, where the amounts determined for these items based on their respective accounting standards exceed their respective fair values included in the enterprise valuation.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

(17)	Reflects the following items, all of which were included in “Reorganization items, net” or “Income tax benefit” in our Consolidated Statements of Operations for the year ended December 31, 2010:

(In millions)

Gain on extinguishment of liabilities subject to compromise, including unsecured pre-petition debt obligations	$3,448
Gain on settlement of NAFTA claim (Note 22)	130
Professional fees (a)	(39)
Gain on deconsolidation of BCFC (Note 22)	19
Gain related to changes in pension plans	24
Other costs	(29)

Gain due to Plans of Reorganization adjustments included in Reorganization items, net	3,553
Gain due to reversal of valuation allowances included in Income tax benefit (Note 21)	1,627

$5,180

(a)	Represents professional fees that were contractually due to certain professionals as “success” fees upon our emergence from the Creditor Protection Proceedings and were recorded as part of the effects of implementing the Plans of Reorganization.
Fresh Start Accounting Adjustments:

(18)	Reflects the following adjustments to the carrying value of assets and liabilities to reflect their estimated values based on the respective valuation methods discussed above:

(In millions)

Inventories	$(122)
Fixed assets	(385)
Amortizable intangible assets	83
Deferred income tax assets	188
Goodwill (see note (19) below)	(53)
Other assets	5
Long-term debt, net of current portion	79
Other long-term liabilities	(1)

(19)	The following table summarizes the reconciliation of the enterprise equity value to the reorganization value, the allocation of the reorganization value to our assets and liabilities based on the value determined pursuant to FASB ASC 805 and the resulting adjustment to goodwill:

(In millions)

Enterprise value of the Successor Company	$3,675
Plus:
Excess cash and other items	431
Noncontrolling interests, including their share of debt of $70 and their share of deferred income tax liability of $21	369
Non-interest bearing liabilities	1,920

Reorganization value to be allocated to assets	6,395
Less amounts allocated to the value of:
Total current assets	2,444
Fixed assets	2,641
Amortizable intangible assets	19
Deferred income tax assets	1,736
Other assets	316

Excess of amounts allocated over reorganization value	(761)
Adjustment to enterprise equity value	761

Reorganization value not allocated	–
Less: Predecessor Company’s goodwill	(53)

Adjustment to goodwill as a result of fresh start accounting	$(53)

(20)	Reflects an increase to our investments in unconsolidated joint ventures of $32 million to reflect fair value and the write-off of deferred financing costs associated with the Senior Secured Notes due 2018 of $27 million.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

(21)	The net adjustments to additional paid-in capital, deficit and accumulated other comprehensive loss include: (i) the adjustments required to state assets and liabilities at fair value, which resulted in a loss of $362 million that was included in Reorganization items, net in our Consolidated Statements of Operations for the year ended December 31, 2010 and (ii) the elimination of the Predecessor Company’s additional paid-in capital, accumulated other comprehensive loss and deficit pursuant to fresh start accounting.

(22)	Reflects the net effect of the adjustments to the fair value of assets and liabilities related to our noncontrolling interests.

(23)	As of December 31, 2010, we held for sale various mills and other assets, including our investment in ACH. Accordingly, in order to reflect the related assets and liabilities as held for sale in the Successor Company’s Consolidated Balance Sheet as of December 31, 2010, the reclassification of such assets and liabilities to “Assets held for sale” and “Liabilities associated with assets held for sale” are included in this column. Since we have control over ACH, our consolidated financial statements include this entity on a fully consolidated basis.
Assets that were reclassified to “Assets held for sale” were comprised of the following:

(In millions)

Cash and cash equivalents	$10
Accounts receivable	4
Other current assets	1
Fixed assets (includes a reduction of $20 to reflect fair value)	147
Amortizable intangible assets (includes an increase of $322 to reflect fair value)	528
Other assets	6

$696

Liabilities that were reclassified to “Liabilities associated with assets held for sale” were comprised of the following:

(In millions)

Accounts payable and accrued liabilities	$9
Long-term debt (includes an increase of $24 to reflect fair value)	280

$289

Reorganization items, net
Reorganization items, net for the years ended December 31, 2010 and 2009 were comprised of the following:

	Predecessor
(In millions)	2010	2009

Professional fees (1)	$154	$106
Gain due to Plans of Reorganization adjustments (2)	(3,553)	–
Loss due to fresh start accounting adjustments (2)	362	–
Provision for repudiated or rejected executory contracts (3)	121	225
Charges related to indefinite idlings and permanent closures (4)	307	242
Gains on disposition of assets (5)(10)	(70)	–
Write-off of debt discounts, premiums and issuance costs (6)	666	–
Revaluation of debt due to currency exchange (7)	546	–
Reversal of post-petition accrued interest on certain debt obligations (8)	(447)	–
Gain on deconsolidation of BPCL (9)	(26)	–
Gain on deconsolidation of a variable interest entity (“VIE”) (10)	(16)	–
Debtor in possession financing costs (11)	10	31
Other (12)	45	35

	$(1,901)	$639

(1)	Professional fees directly related to the Creditor Protection Proceedings and the establishment of the Plans of Reorganization, including legal, accounting and other professional fees, as well as professional fees incurred by our creditors. Additionally, pursuant to the Plans of Reorganization, as part of our exit financing, we had initially planned to conduct a rights offering for the issuance of convertible senior subordinated notes to holders of eligible unsecured claims. With the approval of the Courts, we entered into a backstop commitment agreement that provided for the purchase by certain investors of the convertible notes to the extent that the rights offering would have been under-subscribed. On September 21, 2010, we announced that we had elected not to pursue the rights offering. In 2010, we recorded the backstop commitment agreement termination fee of $15 million, which was paid on the Emergence Date. One of the parties to the backstop commitment agreement was Fairfax Financial Holdings Limited (“Fairfax”). See

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

“Fresh Start Accounting” section above for additional professional fees included in Plans of Reorganization adjustments.

(2)	See “Fresh Start Accounting” section above.

(3)	Provision for repudiated or rejected executory contracts represents provision for estimated claims arising from repudiated or rejected executory contracts, primarily Abitibi’s guarantee of BPCL’s obligation under an agreement with NPower Cogen Limited, as well as supply contracts and equipment leases. See Note 3, “Creditor Protection Proceedings – Events prior to emergence from Creditor Protection Proceedings,” for additional information.

(4)	In 2010, represents charges primarily for accelerated depreciation and other charges related to: (i) the indefinite idling of our Saint-Fulgence, Quebec and Petit Saguenay, Quebec sawmills; (ii) the indefinite idling of our Gatineau, Quebec paper mill (for which we announced its permanent closure later in the year); (iii) the indefinite idling of a de-inking line and paper machine at our Thorold, Ontario paper mill, (iv) the permanent closure of a paper machine at our Coosa Pines, Alabama paper mill and a paper machine at our Thorold paper mill and (iv) an impairment charge related to our Lufkin, Texas paper mill to reduce the carrying value of the assets to their estimated fair value prior to the sale of these assets. In 2009, represents charges related to the indefinite idling of various paper mills and paper machines located in Canada, as well as the permanent closure of a sawmill in the United States and a chipping operation in Quebec, Canada. The fair value of all impaired assets was determined based on their estimated sale or salvage values. All of these actions were initiated subsequent to the commencement of the Creditor Protection Proceedings as part of our work towards a comprehensive restructuring plan. Accordingly, these charges were included in Reorganization items, net. Such charges for the years ended December 31, 2010 and 2009 were comprised of the following:

	Predecessor
(In millions)	2010	2009

Accelerated depreciation	$251	$51
Long-lived asset impairment	10	130
Severance and pension curtailment	29	32
Write-downs of inventory	17	17
Other	–	12

	$307	$242

(5)	Represents the gains on disposition of various mills and other assets as part of our work towards a comprehensive restructuring plan, including the write-off of related asset retirement obligations. Such gains for the year ended December 31, 2010 included our Mackenzie, British Columbia paper mill and sawmills, four previously permanently closed paper mills that were bundled and sold together, our Westover, Alabama sawmill, our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio, Texas, our Albertville, Alabama sawmill, our Covington, Tennessee paper mill and various other assets, all of which we sold for proceeds of approximately $80 million.

(6)	FASB ASC 852 requires that debt discounts and premiums, as well as debt issuance costs, be viewed as part of the valuation of the related pre-petition debt in arriving at the net carrying amount of the debt. When the debt becomes an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded debt obligations should be adjusted to the amount of the allowed claim. In 2010, pursuant to the Courts’ approval of the respective Plan of Reorganization (which included the approval of allowed debt claims), we adjusted the net carrying amount of the Debtors’ debt obligations to the allowed amount of the claims, which resulted in a write-off of the unamortized balance of debt discounts, premiums and issuance costs.

(7)	For purposes of determining the amounts of allowed unsecured claims, claims filed against a CCAA filer or Chapter 11 filer denominated in a currency other than the local currency are to be translated to Canadian dollars and U.S. dollars, respectively, using the exchange rate in effect as of the date of the commencement of the Creditor Protection Proceedings for all Chapter 11 claims and for CCAA claims that existed as of the filing date, or the exchange rate in effect as of the date of the notice or event that gave rise to the claim for CCAA claims that arose after the filing date (the “fixed exchange rate”). The majority of our CCAA filers’ pre-petition unsecured debt obligations were denominated in U.S. dollars. As noted above, when the debt becomes an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded debt obligations should be adjusted to the amount of the allowed claim. In 2010, pursuant to the Canadian Court’s sanction of the CCAA Reorganization Plan (which included the approval of allowed debt claims), we adjusted the CCAA filers’ pre-petition unsecured debt obligations to the allowed amount of the claims, which resulted in a revaluation to reflect the impact of the fixed exchange rate.

(8)	We had recorded post-petition accrued interest on the CCAA filers’ pre-petition unsecured debt obligations based on the expectation that such accrued interest would be a permitted claim under the CCAA Proceedings. However, pursuant to the CCAA Reorganization Plan sanctioned by the Canadian Court, the CCAA filers’ pre-petition unsecured debt

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

obligations did not include the amount of such post-petition accrued interest for distribution purposes and therefore, such accrued interest was then accounted for as not having been approved as a permitted claim. Accordingly, in the third quarter of 2010, we reversed such post-petition accrued interest as a Reorganization item and ceased accruing interest on the CCAA filers’ pre-petition unsecured debt obligations.

(9)	As discussed in Note 1, “Organization and Basis of Presentation – Bridgewater Administration,” we are no longer consolidating BPCL in our consolidated financial statements. At the time of the BPCL Administration filing, we had a negative basis in our investment in BPCL. Upon the deconsolidation of BPCL, we derecognized our negative investment, which resulted in a gain.

(10)	During the second quarter of 2010, a subsidiary that was a VIE that we had been consolidating was placed into receivership. As a result, we lost control over and the ability to influence this VIE’s operations and are no longer the primary beneficiary of this VIE. Therefore, we are no longer consolidating this VIE in our consolidated financial statements. At such date, we had a negative basis in our investment in this VIE. Upon the deconsolidation of this VIE, we derecognized our negative investment, which resulted in a gain of $16 million. Additionally, in the fourth quarter of 2010, we transferred assets and liabilities associated with certain Canadian properties to this VIE. Upon the transfer of these properties to this VIE and the assumption of the associated liabilities by this VIE, we lost control of the assets transferred and were no longer primarily responsible for the liabilities transferred and therefore deconsolidated these properties, which resulted in a gain on disposition of assets of approximately $2 million.

(11)	Debtor in possession financing costs were recorded in 2010 in connection with: (i) the May 5, 2010 extension, the July 15, 2010 amendment, the October 15, 2010 extension and for the exit fee related to the Bowater DIP Agreement (as defined in Note 17, “Liquidity and Debt”) and (ii) the June 11, 2010 amendment to the Abitibi and Donohue second amended and restated accounts receivable securitization program. Debtor in possession financing costs were incurred in 2009 in connection with entering into: (i) the Bowater DIP Agreement, (ii) the debtor in possession financial facility for the benefit of Abitibi and Donohue, which was terminated on December 9, 2009, and (iii) the Abitibi and Donohue second amended and restated accounts receivable securitization program. For additional information, see Note 17, “Liquidity and Debt.”

(12)	For the year ended December 31, 2010, “Other” primarily included: (i) the write-off of environmental liabilities related to our Newfoundland and Labrador properties that were expropriated and for which no claim was filed against us in the Creditor Protection Proceedings; (ii) environmental charges related to our estimated liability for an environmental claim filed against us by the current owner of a site previously owned by Abitibi; (iii) employee termination charges resulting from our work towards a comprehensive restructuring plan related to a workforce reduction at our Catawba, South Carolina paper mill and the departure of our former Chief Executive Officer and (iv) additional claim amounts recorded as a result of the claims reconciliation process. For the year ended December 31, 2009, “Other” included: (i) charges of $14 million for reserves for certain pre-petition receivables and (ii) impairment charges of $21 million to reduce our retained interest in three QSPEs to zero (for further information, reference is made to Note 18, “Monetization of Timber Notes”). “Other” for both periods also included interest income, which was $3 million and less than $1 million for the years ended December 31, 2010 and 2009, respectively.
In the years ended December 31, 2010 and 2009, we paid $210 million and $104 million, respectively, relating to reorganization items, which were comprised of: (i) professional fees of $139 million and $73 million, respectively, (ii) debtor in possession financing costs of $10 and $31 million, respectively, (iii) the backstop commitment agreement termination fee of $15 million in 2010 discussed above and (iv) exit financing costs of $46 million in 2010. Payments relating to professional fees and the backstop commitment agreement termination fee were included in cash flows from operating activities and payments relating to debtor in possession financing costs and exit financing costs were included in cash flows from financing activities in our Consolidated Statements of Cash Flows. Additionally, the receipt of the NAFTA settlement amount of $130 million in 2010 was included in cash flows from operating activities in our Consolidated Statements of Cash Flows (see Note 22, “Commitments and Contingencies – Extraordinary loss on expropriation of assets,” for additional information regarding the NAFTA settlement).

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Liabilities subject to compromise
Liabilities subject to compromise of the Debtors as of December 31, 2009 were comprised of the following:

Predecessor
(In millions)	2009

Unsecured pre-petition debt (Note 17)	$4,852
Accrued interest on unsecured pre-petition debt	385
Accounts payable and accrued liabilities, excluding accrued interest on unsecured pre-petition debt	463
Pension and OPEB projected benefit obligations	791
Repudiated or rejected executory contracts	228
Other liabilities	8

$6,727

As of December 31, 2010, we had no liabilities subject to compromise due to our emergence from the Creditor Protection Proceedings on December 9, 2010. For additional information, see “Fresh start accounting” above.
Note 5. Goodwill and Amortizable Intangible Assets, Net
Goodwill
Goodwill by reportable segment for the years ended December 31, 2009 and 2010 was as follows:

	Coated
(In millions)	Papers	Total

Balance as of January 1, 2009 (Predecessor)	$53	$53

Balance as of December 31, 2009 (Predecessor)	53	53
Fresh start accounting adjustment (1)	(53)	(53)

Balance as of December 31, 2010 (Successor)	$–	$–

(1)	See Note 4, “Creditor Protection Proceedings Related Disclosures – Fresh start accounting,” for a discussion of the adjustment to goodwill arising from fresh start accounting.
Goodwill of the Predecessor Company represented the excess of the purchase price over the fair value of the net assets acquired in the 2007 combination of Bowater and Abitibi, net of accumulated impairment losses of $810 million as of December 31, 2009.
Impairment of goodwill
In 2010, 2009 and 2008, we recorded zero, zero and $810 million, respectively, of non-cash goodwill impairment charges, which were recorded in “Impairment of goodwill” in our Consolidated Statements of Operations. In 2008, the goodwill impairment charge of $810 million represented $610 million for our newsprint reporting unit and $200 million for our specialty papers reporting unit, representing the full amount of goodwill associated with each of those reporting units. The fair value of our reporting units was determined based on a combination of the income approach, which estimates fair value based on future discounted cash flows, and the market approach (guideline companies method), which estimates fair value based on comparable market prices. We chose to assign a weight of 75% to the market approach and 25% to the income approach. The decline in the fair values of the newsprint and specialty papers reporting units below their carrying amounts was the result of industry and global economic conditions that sharply deteriorated in late 2008, continued decline in the demand for newsprint and specialty papers in North America leading to our idling and closure of additional production capacity in the fourth quarter of 2008 and the general decline in asset values as a result of increased market cost of capital following the global credit crisis that accelerated in late 2008. The goodwill impairment charges were not deductible for

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
income tax purposes and represented a permanent book-tax difference. As a result, no tax benefit was recognized for these goodwill impairment charges.
Amortizable intangible assets, net
Amortizable intangible assets, net as of December 31, 2010 and 2009 were comprised of the following:

	2010 (Successor)				2009 (Predecessor)
	Estimated	Gross			Estimated	Gross
	Life	Carrying	Accumulated		Life	Carrying	Accumulated
(Dollars in millions)	(Years)	Value	Amortization	Net	(Years)	Value	Amortization	Net

Water rights	40	$19	$–	$19	15 – 40	$436	$27	$409
Customer relationships		–	–	–	20	73	9	64

		$19	$–	$19		$509	$36	$473

In order to operate our hydroelectric generating facilities, we draw water from various rivers in Canada. The use of such government-owned waters is governed by water power leases/agreements with the Canadian provinces, which set out the terms, conditions and fees (as applicable). Terms of these agreements typically vary from 10 to 50 years and are generally renewable, under certain conditions, for additional terms. In certain circumstances, water rights are granted without expiration dates. In some cases, the agreements are contingent on the continued operation of the related paper mill and a minimum level of capital spending in the region. We have assigned the Successor Company’s water rights an expected useful life of 40 years, which corresponds to the related hydroelectric power plants’ expected useful lives.
As of December 31, 2010, the water rights of ACH were expected to be sold with our equity interest in this entity; therefore, these assets were included in “Assets held for sale” in our Consolidated Balance Sheets as of December 31, 2010. These assets, which had a net book value of $202 million as of December 31, 2009, were included in “Amortizable intangible assets, net” in our Consolidated Balance Sheets as of December 31, 2009.
Amortization expense related to amortizable intangible assets for the years ended December 31, 2010, 2009 and 2008 was $19 million, $25 million and $31 million, respectively. Amortization expense related to amortizable intangible assets is estimated to be approximately less than $1 million per year for each of the next five years.
Note 6. Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges
Closure costs, impairment of assets other than goodwill and other related charges, which were not associated with our work towards a comprehensive restructuring plan, for the years ended December 31, 2010, 2009 and 2008 were comprised of the following:

	Predecessor
(In millions)	2010	2009	2008

Impairment of long-lived assets, other than goodwill	$2	$87	$247
Accelerated depreciation	–	21	–
Impairment of assets held for sale	–	84	181
Contractual obligations and other commitments	8	–	10
Severance and other costs	1	10	43

	$11	$202	$481

Impairment of long-lived assets, other than goodwill
In 2010, we recorded long-lived asset impairment charges of $2 million related to our previously permanently closed Covington facility to further reduce the carrying value of the assets to their estimated fair value, which was determined based on the mill’s estimated sales value.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
In 2009, upon review of the recoverability of certain of our indefinitely idled newsprint mill assets following a steep decline in market demand in early 2009, we recorded a long-lived asset impairment charge of $85 million. The fair value of these assets was determined based on their estimated sale or salvage values. In 2009, we also recorded long-lived asset impairment charges of $10 million, primarily related to two previously permanently closed mills, which we bundled and sold together in 2010 with two other previously permanently closed mills, to further reduce the carrying value of their assets to their current estimated fair value, which was determined based on their estimated sales values.
In 2008, permanent closures that we announced included our Baie-Comeau, Quebec recycling operations, our previously idled Donnacona, Quebec and Mackenzie paper mills, our Grand Falls, Newfoundland and Labrador newsprint mill and our Covington paper converting facility. Upon review of the recoverability of the long-lived assets at these facilities, including the capitalized asset retirement obligations recognized as a result of the closures, we recorded long-lived asset impairment charges of $249 million. The fair value of these assets was determined based on their estimated sale or salvage values plus any projected cash generated from operating the facilities through the date of closing. These impairment charges were offset by a $2 million reduction in an asset retirement obligation at our Port Alfred, Quebec facility, which was previously closed.
Accelerated depreciation
In December 2008, we announced, among other things, the indefinite idling of two paper machines at our Calhoun, Tennessee newsprint mill. At that time, we expected to recover the carrying values of these long-lived assets and accordingly, no impairment was recorded. In 2009, we reviewed the remaining useful lives of these paper machines and concluded that the estimated remaining useful lives should be reduced to zero. Accordingly, we recorded accelerated depreciation charges of $21 million to reduce their carrying values to their estimated salvage values of zero.
Impairment of assets held for sale
In 2008, we recorded long-lived asset impairment charges of $181 million related to the assets held for sale for our interest in Manicouagan Power Company (“MPCo”) to reduce the carrying value of our investment to fair value less costs to sell. The fair value of these assets was determined based on the net realizable value of the long-lived assets consistent with the terms of a non-binding agreement in principle for the sale. As discussed in Note 7, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets and Other,” the sale of MPCo was completed in the fourth quarter of 2009. In 2009, we recorded additional long-lived asset impairment charges of $84 million related to these assets held for sale to further reduce the carrying value of our investment in MPCo to its current fair value less costs to sell to reflect the terms of the final sale and actual costs to sell.
Contractual obligations and other commitments
In 2010, we recorded an $8 million tax indemnification liability related to the 2009 sale of our investment in MPCo (see Note 22, “Commitments and Contingencies — Other representations, warranties and indemnifications”).
In 2008, we recorded $10 million in charges for noncancelable contracts at our Dalhousie, New Brunswick operations. These contracts were repudiated in 2010.
Severance and other costs
In 2010, we recorded $1 million in severance and other costs, primarily for miscellaneous adjustments to severance liabilities and asset retirement obligations, as well as other costs, primarily related to a lawsuit related to a closed mill.
In 2009, we recorded severance and other costs related to the permanent closures of our Westover sawmill and Goodwater, Alabama planer mill operations and the continued idling of our Alabama River, Alabama newsprint mill.
In 2008, we recorded severance and other costs of $31 million at our Grand Falls facility, $3 million at our Donnacona operations and $9 million for severance costs associated with workforce reductions across several facilities.
See Note 15, “Severance Related Liabilities,” for information on changes in our severance accruals.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Note 7. Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets and Other
Assets held for sale and liabilities associated with assets held for sale
Assets held for sale as of December 31, 2010 and 2009 were comprised of the following:

	Successor	Predecessor
(In millions)	2010	2009

Cash and cash equivalents	$10	$–
Accounts receivable, net	4	–
Other current assets	1	–
Fixed assets, net	149	52
Amortizable intangible assets	528	–
Other assets	6	–

	$698	$52

Liabilities associated with assets held for sale as of December 31, 2010 and 2009 were comprised of the following:

	Successor	Predecessor
(In millions)	2010	2009

Accounts payable and accrued liabilities	$9	$35
Long-term debt	280	–

	$289	$35

As of December 31, 2009, we held for sale the following assets (all of which had been approved for sale, as required, by the applicable Court or the Monitor): our Saint-Raymond, Quebec and Westover sawmills; our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio, Texas; our Belgo, Quebec facility; a portion of land at our Port Alfred facility; certain assets associated with our Lufkin paper mill and other assets.
As of December 31, 2010, we held for sale the following assets: our investment in ACH, our Kenora, Ontario and Alabama River paper mills, our Saint-Fulgence and Petit Saguenay sawmills and various other assets. These assets and liabilities held for sale were carried in our Consolidated Balance Sheets at fair value (as a result of the application of fresh start accounting) less costs to sell. As of December 31, 2010, we expected to complete a sale of all of these assets within the next twelve months for amounts that equal or exceed their individual carrying values. Since we have control over ACH, our consolidated financial statements include this entity on a fully consolidated basis.
On February 11, 2011, AbiBow Canada entered into an agreement to sell its 75% equity interest in ACH. For additional information, see Note 29, “Subsequent Events.”
Net gain on disposition of assets and other
During 2010, we sold, with Court or Monitor approval, as applicable, timberlands and other assets for proceeds of $16 million, resulting in a net gain on disposition of assets of $14 million. Additionally, during 2010, as part of our work towards a comprehensive restructuring plan, we sold, with Court approval, various mills and other assets. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.” Additionally, in 2010, we recorded a net gain of $16 million related to a customer bankruptcy settlement.
During 2009, we sold, with Court or Monitor approval, as applicable, 491,356 acres of timberlands, primarily located in Quebec, Canada and other assets, including the water system associated with our Lufkin paper mill, for proceeds of $119 million, resulting in a net gain on disposition of assets of $91 million. In addition, in 2009, we sold, with Canadian Court approval, our interest in MPCo for gross cash proceeds of Cdn$615 million ($583 million). We did not recognize a gain or loss on this sale since we had previously recorded long-lived asset impairment charges to reduce the carrying value of our investment in MPCo to its fair value less costs to sell. See Note 6, “Closure Costs, Impairment of Assets Other than Goodwill

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
and Other Related Charges – Impairment of assets held for sale,” for additional information.
During 2008, we sold 46,400 acres of timberlands and other assets, including our Snowflake, Arizona newsprint mill and our Price, Quebec sawmill, for proceeds of $220 million, resulting in a net gain on disposition of assets of $49 million. Since the Snowflake mill’s assets were acquired in the 2007 combination of Bowater and Abitibi, they were already carried at fair value less costs to sell and accordingly, we did not recognize a gain or loss on this sale.
Note 8. Other (Expense) Income, Net
Other (expense) income, net for the years ended December 31, 2010, 2009 and 2008 was comprised of the following:

	Predecessor
(In millions)	2010	2009	2008

Foreign exchange (loss) gain	$(94)	$(59)	$72
Fees for waivers and amendments to accounts receivable securitization program (1)	–	(23)	–
(Loss) income from equity method investments	(3)	(9)	1
Interest income (2)	1	–	10
Gain on extinguishment of debt	–	–	31
Loss on sale of ownership interests in accounts receivable (Note 17)	–	(17)	(20)
Miscellaneous income (loss) (3)	7	37	(1)

	$(89)	$(71)	$93

(1)	As consideration for entering into certain waivers and amendments to our former accounts receivable securitization program, we incurred fees of $23 million in 2009 prior to the commencement of the Creditor Protection Proceedings.

(2)	During the Creditor Protection Proceedings, we recorded our Debtors’ interest income in “Reorganization items, net” in our Consolidated Statements of Operations.

(3)	Miscellaneous income (loss) in 2009 included approximately $24 million of income, net from a subsidiary’s proceeds sharing arrangement related to a third party’s sale of timberlands. The related proceeds were deposited in trust with the Monitor during the Creditor Protection Proceedings and were released upon our emergence from the Creditor Protection Proceedings (see Note 12, “Restricted Cash”).
Note 9. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as of December 31, 2010 and 2009 and the activity for the year ended December 31, 2010 was comprised of the following:

	Unamortized	Unamortized	Foreign
	Prior Service	Actuarial	Currency
(In millions)	(Costs) Credits (1)	(Losses) Gains (2)	Translation (3)(4)	Total

Balance as of December 31, 2009 (Predecessor)	$(24)	$(432)	$6	$(450)

Other comprehensive income (loss), net of tax of $0	8	(598)	20	(570)
Plans of Reorganization adjustments (5)	20	24	–	44
Fresh start accounting adjustments (6)	(4)	1,006	(26)	976

Balance as of December 31, 2010 (Successor)	$–	$–	$–	$–

(1)	As of December 31, 2009, net of deferred tax provision of $16 million and net of noncontrolling interests of $2 million of net income.

(2)	As of December 31, 2009, net of deferred tax benefit of $64 million and net of noncontrolling interests of $6 million of net losses.

(3)	No tax effect was recorded for foreign currency translation since the investment in foreign net assets translated is deemed indefinitely invested. Net of noncontrolling interests of zero as of December 31, 2009.

(4)	Accumulated other comprehensive loss as of December 31, 2009 is net of $91 million that was transferred and included in “Closure costs, impairment of assets other than goodwill and other related charges” in our Consolidated Statements of Operations for the year ended December 31, 2009 as a result of the sale of our interest in MPCo.

(5)	Plans of Reorganization adjustments were a result of changes made to our defined benefit pension plans, which became effective upon

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

our emergence from the Creditor Protection Proceedings. See Note 20, “Pension and Other Postretirement Benefit Plans,” for additional information. The adjustments to unamortized prior service costs and unamortized actuarial losses are net of tax of $6 million and $7 million, respectively.

(6)	In connection with the application of fresh start accounting, Accumulated other comprehensive loss was eliminated. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures - Fresh start accounting.”
The pension and OPEB benefit related components of other comprehensive loss for the years ended December 31, 2010, 2009 and 2008 were comprised of the following:

	Predecessor
	2010			2009			2008
	Before-		After-	Before-			Before-		After-
	tax		tax	tax		After-tax	tax	Tax	tax
(In millions)	Amount	Taxes	Amount	Amount	Taxes	Amount	Amount	Provision	Amount

Prior service credit from plan amendment during period	$8	$–	$8	$–	$–	$–	$–	$–	$–
Amortization or curtailment recognition of prior service credit included in net periodic benefit cost	–	–	–	(15)	–	(15)	(6)	(3)	(9)

Change in unamortized prior service costs during period	8	–	8	(15)	–	(15)	(6)	(3)	(9)

Net actuarial loss arising during period	(606)	–	(606)	(176)	–	(176)	(118)	(3)	(121)
Amortization or settlement recognition of net actuarial loss	8	–	8	–	–	–	–	–	–

Change in unamortized actuarial gains and losses during period	(598)	–	(598)	(176)	–	(176)	(118)	(3)	(121)

	$(590)	$–	$(590)	$(191)	$–	$(191)	$(124)	$(6)	$(130)

Note 10. Income (Loss) Per Share
As discussed in Note 23, “Share Capital,” (i) all equity interests in the Predecessor Company existing immediately prior to the Emergence Date, including, among other things, all of our common stock issued and outstanding, were discharged, canceled, released and extinguished and (ii) on the Emergence Date and pursuant to the Plans of Reorganization, we issued an aggregate of 97,134,954 shares of Successor Company common stock. The weighted-average number of common shares outstanding as of December 31, 2010 assumes that the Predecessor Company common stock remained outstanding through the December 31, 2010 Convenience Date.
The weighted-average number of common shares outstanding used to calculate basic and diluted net income (loss) per share attributable to AbitibiBowater Inc. common shareholders for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Predecessor
(In millions)	2010	2009	2008

Basic weighted-average number of common shares outstanding	57.7	57.7	57.6
Effect of potentially dilutive securities:
Convertible Notes	36.9	–	–
Stock options	–	–	–
Restricted stock units	–	–	–

Diluted weighted-average number of common shares outstanding	94.6	57.7	57.6

For the year ended December 31, 2010, an adjustment to our basic weighted-average number of common shares outstanding of 36.9 million shares was necessary for the dilutive effect of the assumed conversion of the Convertible Notes. However, no adjustment to net income attributable to AbitibiBowater Inc. common shareholders was necessary for the year ended

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
December 31, 2010 because we did not record interest expense related to the Convertible Notes as a result of the Creditor Protection Proceedings. For the years ended December 31, 2009 and 2008, no adjustments to net loss attributable to AbitibiBowater Inc. common shareholders and the diluted weighted-average number of common shares outstanding for the assumed conversion of the Convertible Notes were necessary as the impact would have been anti-dilutive.
Options to purchase 2.4 million shares, 2.9 million shares and 3.6 million shares for the years ended December 31, 2010, 2009 and 2008, respectively, were excluded from the calculation of diluted net income (loss) per share as the impact would have been anti-dilutive. In addition, less than 0.1 million, 0.1 million and 0.2 million equity-classified RSUs for the years ended December 31, 2010, 2009 and 2008, respectively, were excluded from the calculation of diluted net income (loss) per share for the same reason.
Note 11. Inventories, Net
Inventories, net as of December 31, 2010 and 2009 were comprised of the following:

	Successor	Predecessor
(In millions)	2010	2009

At fair value (Successor); at lower of cost or market (Predecessor):
Raw materials and work in process	$136	$124
Finished goods	184	199
Mill stores and other supplies	118	271

	438	594
Excess of current cost over LIFO inventory value	–	(13)

	$438	$581

In connection with the application of fresh start accounting, inventories are no longer valued using the LIFO method. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures - Fresh start accounting.” Inventories valued using the LIFO method comprised 6% of total inventories as of December 31, 2009.
In 2010, we recorded charges of $17 million for write-downs of inventory, primarily associated with our indefinitely idled Gatineau paper mill, an indefinitely idled paper machine and de-inking line at our Thorold paper mill and a permanently closed paper machine at our Coosa Pines paper mill. These charges were incurred as part of our restructuring. In 2009, we recorded charges of $34 million for write-downs of inventory associated with certain indefinitely idled paper mills and machines, as well as our Dalhousie paper mill, of which $17 million related to our restructuring. Charges that were incurred as part of our restructuring were included in “Reorganization items, net,” while charges that were not associated with our restructuring were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested,” both in our Consolidated Statements of Operations.
Note 12. Restricted Cash
Restricted cash included in “Other assets” in our Consolidated Balance Sheets as of December 31, 2010 and 2009 was comprised of the following:

	Successor	Predecessor
(In millions)	2010	2009

ULC reserve (Notes 17 and 22)	$80	$49
ULC DIP Facility (Note 17) (1)	–	48
Proceeds sharing arrangement related to a third-party’s sale of timberlands (1)	–	27
ACH (2)	–	11
Other (1)	–	3

	$80	$138

(1)	These proceeds were held either in trust with the Monitor, in escrow or in a designated account and were released upon our emergence from the Creditor Protection Proceedings.

(2)	Represents cash restricted for capital expenditures, as well as reserves required under the partnership’s credit agreement. As of December 31, 2010, this restricted cash was classified in “Assets held for sale” in our Consolidated Balance Sheets. See Note 7, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets and Other.”

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
In addition, in connection with the accounts receivable securitization program, as of December 31, 2009, we had cash of approximately $18 million in lockbox accounts, which was included as restricted cash in “Other current assets” in our Consolidated Balance Sheets, and was released when the program was terminated upon our emergence from the Creditor Protection Proceedings. For additional information, see Note 17, “Liquidity and Debt.”
Note 13. Fixed Assets, Net
Fixed assets, net as of December 31, 2010 and 2009 were comprised of the following:

	Successor		Predecessor
	Range of Estimated		Range of Estimated
	Useful Lives in		Useful Lives in
(Dollars in millions)	Years	2010	Years	2009

Land and land improvements	10 – 20	$72	10 – 20	$140
Buildings	11 – 24	280	20 – 40	546
Machinery and equipment	3 – 20	1,853	5 – 20	7,851
Hydroelectric power plants	40	283	40	372
Timber and timberlands		100		88
Construction in progress		53		49
Capital lease		–		49

		2,641		9,095
Less accumulated depreciation and amortization (1)		–		(5,198)

		$2,641		$3,897

(1)	As of December 31, 2009, included $6 million of accumulated amortization on the capital lease.
The decrease in fixed assets, net is primarily due to the application of fresh start accounting, pursuant to which fixed assets were adjusted to fair value as of December 31, 2010. For additional information, see Note 4, “Creditor Protection Proceedings Related Disclosures - Fresh start accounting.” In addition, the decrease is also due to the reclassification of certain fixed assets to “Assets held for sale” in our Consolidated Balance Sheets. For additional information, see Note 7, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets and Other.”
Note 14. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of December 31, 2010 and 2009 were comprised of the following:

	Successor	Predecessor
(In millions)	2010	2009

Trade accounts payable	$271	$249
Payroll, bonuses and severance payable	99	95
Accrued interest	21	15
Pension and OPEB projected benefit obligations	35	47
Income and other taxes payable	36	40
Claims payable	35	–
Other	71	16

	$568	$462

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Note 15. Severance Related Liabilities
The activity in our severance related liabilities for the years ended December 31, 2009 and 2010 was as follows:

	2010	2009	2008	2007
(In millions)	Initiatives	Initiatives	Initiatives	Initiatives	Total

Balance as of December 31, 2008 (Predecessor)	$–	$–	$34	$21	$55
Charges (credits)	–	45	(5)	(3)	37
Payments	–	(3)	(5)	(4)	(12)
Other	–	1	3	3	7

Balance as of December 31, 2009 (Predecessor)	–	43	27	17	87

Charges (credits)	24	5	–	(4)	25
Compromise and settlement due to distribution of Successor Company common stock on account of unsecured creditor claims	(22)	(48)	(29)	(12)	(111)
Other	–	–	2	(1)	1

Balance as of December 31, 2010 (Successor)	$2	$–	$–	$–	$2

In 2010, we recorded employee termination costs resulting from our work towards a comprehensive restructuring plan, primarily related to: (i) the indefinite idling of our Gatineau paper mill, (ii) the indefinite idling of a paper machine and a de-inking line at our Thorold paper mill, (iii) a workforce reduction at our Catawba paper mill, (iv) the continued indefinite idling of our Dolbeau, Quebec paper mill (for which we announced its permanent closure in the third quarter of 2010), (v) the continued indefinite idling of a paper machine at our Thunder Bay, Ontario paper mill and (vi) the departure of our former Chief Executive Officer.
In 2009, we recorded employee termination costs primarily related to: (i) the indefinite idling of various paper mills and paper machines located in Canada resulting from our work towards a comprehensive restructuring plan, (ii) the continued idling of our Alabama River newsprint mill and (iii) the permanent closure of a sawmill in the United States resulting from our work towards a comprehensive restructuring plan.
In 2008, we recorded employee termination costs primarily related to the decision to close our Grand Falls newsprint mill, together with downsizings at several of our mills, as well as the departure of certain corporate executives.
Employee termination and severance costs incurred as part of our restructuring were included in “Reorganization items, net” in our Consolidated Statements of Operations. Employee termination and severance costs that were not associated with our restructuring were classified as “Cost of sales, excluding depreciation, amortization and cost of timber harvested” (manufacturing personnel), “Selling and administrative expenses” (administrative personnel) or “Closure costs, impairment of assets other than goodwill and other related charges” (mill closures) in our Consolidated Statements of Operations. The severance accruals were included in “Accounts payable and accrued liabilities” or “Liabilities subject to compromise” in our Consolidated Balance Sheets.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Note 16. Asset Retirement Obligations
The activity in our liability for asset retirement obligations for the years ended December 31, 2010 and 2009 was as follows:

	Predecessor
(In millions)	2010	2009

Beginning of year	$55	$48
Additions related to mill closures and idlings	5	4
Accretion expense	2	1
Reductions due to mills sold	(20)	–
Write-off of liabilities for which no claim was filed against us in the Creditor Protection Proceedings	(20)	–
Payments	(1)	(2)
Compromise and settlement due to distribution of Successor Company common stock on account of unsecured creditor claims	(3)	–
Transfer to liabilities associated with assets held for sale	–	(3)
Other	(1)	7

End of year (2010: Successor; 2009: Predecessor)	$17	$55

These asset retirement obligations consist primarily of liabilities for landfills, sludge basins and decontamination of closed sites. The related costs are capitalized as part of land and land improvements. We have not had to legally restrict assets for purposes of settling our asset retirement obligations. The costs associated with these obligations are expected to be paid over a weighted average period of approximately eight years.
The additions related to mill closures and idlings in 2010 represented obligations associated with our permanently closed Gatineau paper mill. These obligations included soil and groundwater testing and remediation, capping of landfills and removal of chemicals and other related materials.
The additions related to mill closures and idlings in 2009 included $2 million of obligations associated with our indefinitely idled Beaupre, Quebec paper mill and $2 million of obligations associated with our previously permanently closed Lufkin facility. These obligations included soil and groundwater testing and remediation, capping of landfills and removal of chemicals and other related materials. These obligations were assumed by the buyers when these facilities were sold in 2010.
Asset retirement obligations related to our Belgo facility were transferred from “Other long-term liabilities” to “Liabilities associated with assets held for sale” in our Consolidated Balance Sheets as of December 31, 2009 and these obligations were assumed by the buyer when this facility was sold in 2010. See Note 7, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets and Other.”
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

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Note 17. Liquidity and Debt
Liquidity
Overview
As of December 31, 2010, in addition to cash and cash equivalents and cash provided by operations, our external source of liquidity was comprised of the ABL Credit Facility, which is defined and discussed below. As of December 31, 2010, we had cash and cash equivalents of approximately $319 million and had approximately $265 million of availability under the ABL Credit Facility (see “ABL Credit Facility” below for a discussion of reserves that reduce our borrowing base availability).
During the Creditor Protection Proceedings, in addition to cash and cash equivalents and cash provided by operations, our external sources of liquidity were comprised of the following (which are defined and discussed below): (i) the Bowater DIP Agreement, (ii) a debtor in possession financing facility for the benefit of Abitibi and Donohue (the “Abitibi DIP Agreement”), which, on December 9, 2009, was terminated, repaid and replaced with the ULC DIP Facility and (iii) the Abitibi and Donohue accounts receivable securitization program.
Emergence from Creditor Protection Proceedings
In connection with the implementation of the Plans of Reorganization:
•	all amounts outstanding under the Bowater DIP Agreement were paid in full in cash and the facility was terminated;

•	all amounts outstanding under the ULC DIP Facility were paid in full and the facility was terminated;

•	all outstanding receivable interests sold under the Abitibi and Donohue accounts receivable securitization program were repurchased in cash for a price equal to the par amount thereof and the program was terminated;

•	all amounts outstanding under our pre-petition secured financing agreements, including the Bowater secured bank credit facilities, the ACCC senior secured term loan, the ACCC 13.75% Senior Secured Notes due 2011 and the Bowater floating rate industrial revenue bonds due 2029, were paid in full in cash, including accrued interest, and the agreements were terminated;

•	holders of allowed debt claims relating to the Debtors’ pre-petition unsecured indebtedness were allocated shares of the Successor Company’s common stock on account of their claims;

•	we assumed by merger the obligations of ABI Escrow Corporation with respect to $850 million in aggregate principal amount of 10.25% senior secured notes due 2018 (the “2018 Notes” or “notes”), as discussed below; and

•	we entered into a senior secured asset-based revolving credit facility in an amount of $600 million (the “ABL Credit Facility”), as discussed below.
Proceeds from the issuance of the 2018 Notes of $850 million, borrowings under the ABL Credit Facility of $100 million, together with cash and cash equivalents at emergence, were used to pay: (i) all amounts outstanding, including accrued interest, under our secured pre-petition debt obligations and the Bowater DIP Agreement; (ii) all outstanding secured borrowings under the Abitibi and Donohue accounts receivable securitization program; (iii) administrative expense claims and priority claims; (iv) other secured and convenience claims; (v) financing costs related to the 2018 Notes and the ABL Credit Facility and (vi) other payments required upon emergence.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Debt
Short-term bank debt
Short-term bank debt as of December 31, 2010 and 2009 was comprised of the following:

	Successor	Predecessor
(In millions)	2010	2009

ABL Credit Facility	$–	$–
Bowater pre-petition secured bank credit facilities (1) (2)	–	333
Abitibi pre-petition senior secured term loan (1)	–	347

	$–	$680

(1)	As of the Emergence Date and pursuant to the Plans of Reorganization, any amount outstanding was paid in full in cash, including accrued interest, and the facilities, including the agreements governing the obligations and all other related agreements, supplements and amendments, were canceled and terminated.

(2)	As of December 31, 2009, the weighted average interest rate was 8.0%.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Long-term debt
Long-term debt, including current portion, as of December 31, 2010 and 2009, was comprised of the following:

	Successor	Predecessor
(In millions)	2010	2009

Secured Post-Petition Debt of AbitibiBowater Inc.:
10.25% Senior Secured Notes due 2018 (principal amount of $850) (1)	$905	$–

Unsecured Pre-Petition Debt of Abitibi:
7.875% Notes due 2009 (2)	–	8
8.55% Notes due 2010 (2)	–	371
15.50% Senior Notes due 2010 (2)	–	241
7.75% Notes due 2011 (2)	–	176
Floating Rate Notes due 2011 (3.75% as of December 31, 2009) (2)	–	176
0% Debentures, due in installments through 2012 (2)	–	8
6.00% Notes due 2013 (2)	–	277
8.375% Notes due 2015 (2)	–	364
7.132% Notes due 2017 (3)	–	239
7.40% Debentures due 2018 (2)	–	76
7.50% Debentures due 2028 (2)	–	172
8.50% Debentures due 2029 (2)	–	182
8.85% Debentures due 2030 (2)	–	334

Secured Pre-Petition Debt of Abitibi:
13.75% Senior Secured Notes due 2011 (4)	–	300

Unsecured Pre-Petition Debt of Bowater:
9.00% Debentures due 2009 (2)	–	248
Floating Rate Senior Notes due 2010 (3.25% as of December 31, 2009) (2)	–	234
10.60% Notes due 2011 (2)	–	76
7.95% Notes due 2011 (2)	–	600
9.50% Debentures due 2012 (2)	–	125
6.50% Notes due 2013 (2)	–	399
10.85% Debentures due 2014 (2)	–	141
7.625% Recycling facilities revenue bonds due 2016 (2)	–	30
9.375% Debentures due 2021 (2)	–	199
7.75% Recycling facilities revenue bonds due 2022 (2)	–	62
7.40% Recycling facilities revenue bonds due 2022 (2)	–	40
10.50% Notes due at various dates from 2009 to 2010 (2)	–	21
10.26% Notes due at various dates from 2010 to 2011 (2)	–	4
6.50% UDAG loan agreement due at various dates from 2009 to 2010 (2)	–	5
7.40% Pollution control revenue bonds due at various dates from 2009 to 2010 (2)	–	4
10.63% Notes due 2010 (2)	–	3

Secured Pre-Petition Debt of Bowater:
Floating Rate Industrial revenue bonds due 2029 (0.32% as of December 31, 2009) (4)	–	34

Unsecured Pre-Petition Debt of AbitibiBowater Inc.:
8% (10% if paid in kind) Convertible Notes due 2013 (2)	–	277

Long-term debt	905	5,426
Capital lease obligation (5)	–	39

	905	5,465
Less: Current portion of long-term debt (including capital lease obligation) (6)	–	(305)
Less: Debt classified as liabilities subject to compromise (Note 4)	–	(4,852)

Long-term debt, net of current portion	$905	$308

(1)	As of December 31, 2010, the unamortized premium totaled $55 million, resulting in an effective interest rate of 9.4%.

(2)	As of the Emergence Date and pursuant to the Plans of Reorganization, any amount outstanding was compromised and settled in shares of the Successor Company’s common stock, all obligations of the Debtors thereunder were discharged and the agreements governing the obligations, including all other related agreements, supplements, amendments and arrangements, were canceled and terminated.

(3)	As of December 31, 2009, this debt, which is an obligation of ACH, was classified in “Long-term debt, net of current

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

portion” in our Consolidated Balance Sheets. As of December 31, 2010, this debt was classified in “Liabilities associated with assets held for sale” in our Consolidated Balance Sheets. See Note 7, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets and Other.”

(4)	As of the Emergence Date and pursuant to the Plans of Reorganization, any amount outstanding was paid in full in cash, including accrued interest, and the facilities, including the agreements governing the obligations and all other related agreements, supplements and amendments, were canceled and terminated.

(5)	As of December 31, 2009, we had a capital lease obligation related to a building and equipment lease for our BPCL cogeneration facility. As discussed in Note 1, “Organization and Basis of Presentation – Bridgewater Administration,” we are no longer consolidating BPCL in our consolidated financial statements.

(6)	As of December 31, 2009, the current portion of long-term debt was comprised of ACCC’s 13.75% Senior Secured Notes due 2011 of $300 million and the current portion of the capital lease obligation of $5 million.
Fair value of total debt
The fair value of our total debt was determined by reference to quoted market prices or by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities. The fair value of our debt as of December 31, 2010 and 2009 was approximately $1.2 billion (including ACH’s long-term debt of $280 million, which was included in “Liabilities associated with assets held for sale” in our Consolidated Balance Sheets as of December 31, 2010) and $2.5 billion, respectively.
Assets pledged as collateral
The carrying value of assets pledged as collateral for our total debt obligations was approximately $3.7 billion as of December 31, 2010.
Exit financing
10.25% senior secured notes due 2018
On December 9, 2010, AbitibiBowater Inc. and each of its material, wholly-owned U.S. subsidiaries entered into a supplemental indenture with Wells Fargo Bank, National Association, as trustee and collateral agent, pursuant to which AbitibiBowater Inc. assumed the obligations of ABI Escrow Corporation with respect to $850 million in aggregate principal amount of the 2018 Notes, originally issued on October 4, 2010 pursuant to an indenture as of that date (as supplemented, the “indenture”). ABI Escrow Corporation was a wholly-owned subsidiary of AbitibiBowater Inc. created solely for the purpose of issuing the 2018 Notes. The notes were issued in a private placement exempt from registration under the Securities Act of 1933 (as amended, the “Securities Act”). Interest is payable on the notes on April 15 and October 15 of each year beginning on April 15, 2011, until their maturity date of October 15, 2018.
In accordance with certain conditions in the indenture, the net proceeds of the notes offering were placed into an escrow account on October 4, 2010. ABI Escrow Corporation granted the trustee, for the benefit of the holders of the notes, a continuing security interest in, and lien on, the funds deposited into escrow to secure the obligations under the indenture and the notes. Upon satisfaction of the escrow conditions, the funds deposited into escrow were released to AbitibiBowater Inc. on December 9, 2010. Following such release, we used the net proceeds to repay certain indebtedness pursuant to the Plans of Reorganization.
The notes are and will be guaranteed by our current and future wholly-owned material U.S. subsidiaries (the “guarantors”) and are secured on a first priority basis, subject to permitted liens, by the capital stock of our subsidiaries (limited to 65% of the capital stock in first tier foreign subsidiaries) now owned or acquired in the future by AbitibiBowater Inc. and the guarantors and substantially all of AbitibiBowater Inc.’s and the guarantors’ assets (other than certain excluded assets and assets that are first priority collateral in respect of the ABL Credit Facility) now owned or acquired in the future. The notes and the guarantees are also secured on a second priority basis by the collateral granted to the lenders in respect of the ABL Credit Facility on a first priority basis, including accounts receivable, inventory and cash deposit and investment accounts.
The notes rank equally in right of payment with all of AbitibiBowater Inc.’s post-emergence senior indebtedness and senior in right of payment to all of its subordinated indebtedness. The note guarantees rank equally in right of payment with all of the guarantors’ post-emergence senior indebtedness and are senior in right of payment to all of the guarantors’ post-emergence subordinated indebtedness. In addition, the notes are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the notes. The notes and the guarantees are also effectively junior to indebtedness under the ABL Credit Facility to the extent of the value of the collateral that secures the ABL Credit Facility on a first priority basis and to indebtedness secured by assets that are not collateral to the extent of the value of such assets.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
At any time prior to October 15, 2014, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a “make-whole” premium. We may also redeem some or all of the notes on and after October 15, 2014, at a redemption price of 105.125% of the principal amount thereof if redeemed during the twelve-month period beginning on October 15, 2014, 102.563% of the principal amount thereof if redeemed during the twelve-month period beginning on October 15, 2015, and 100% of the principal amount thereof if redeemed on or after October 15, 2016, plus, in each case, accrued and unpaid interest. We may also redeem up to 35% of the notes using the proceeds of certain equity offerings completed before October 15, 2013 at a redemption price of 110.250% of the principal amount thereof, plus accrued and unpaid interest. Prior to October 15, 2013, we may also redeem up to 10% of the notes per twelve-month period at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. If we experience specific kinds of changes in control, we must offer to purchase the notes at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest. If we sell certain of our assets, including our interest in ACH, within six months of the Emergence Date, we must use the first $100 million of the net proceeds received from any such sales to redeem a portion of the notes at a redemption price of 105% of the principal amount plus accrued and unpaid interest. If we sell certain of our assets thereafter, and we do not use the proceeds to pay down certain indebtedness, purchase additional assets or make capital expenditures, each as specified in the indenture, we must offer to purchase the notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date with the net cash proceeds from the asset sale.
The terms of the indenture impose certain restrictions, subject to a number of exceptions and qualifications, on us, including limits on our ability to: incur, assume or guarantee additional indebtedness; issue redeemable stock and preferred stock; pay dividends or make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase certain debt; make loans and investments; incur liens; restrict dividends, loans or asset transfers from our subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates and enter into new lines of business. The indenture also contains customary events of default.
As a result of our application of fresh start accounting, the 2018 Notes were recorded at their fair value of $905 million, which resulted in a premium of $55 million, which will be amortized to interest expense using the effective interest method over the term of the notes.
In connection with the issuance of the notes, during 2010, we incurred fees of approximately $27 million, which were written off to “Reorganization items, net” in our Consolidated Statements of Operations as a result of the application of fresh start accounting (see Note 4, “Creditor Protection Proceedings Related Disclosures - Fresh start accounting”).
ABL Credit Facility
On December 9, 2010, AbitibiBowater Inc., Bowater and Abitibi-Consolidated Corp., a wholly-owned subsidiary of AbitibiBowater Inc., (collectively, the “U.S. Borrowers”) and AbiBow Canada (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”) entered into the ABL Credit Facility with certain lenders and Citibank, N.A., as administrative agent and collateral agent (the “agent”).
The ABL Credit Facility, with a maturity date of December 9, 2014, provides for an asset-based, revolving credit facility with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability, including a $20 million swingline sub-facility and a $150 million letter of credit sub-facility. The ABL Credit Facility includes a $400 million tranche available to the Borrowers and a $200 million tranche available solely to the U.S. Borrowers, in each case subject to the borrowing base availability of those Borrowers. The ABL Credit Facility also provides for an uncommitted incremental loan facility of up to $100 million, subject to certain terms and conditions set forth in the ABL Credit Facility.
As of December 31, 2010, the Borrowers had no borrowings and $42 million of letters of credit outstanding under the ABL Credit Facility. As of December 31, 2010, the U.S. Borrowers and the Canadian Borrower had $265 million and zero, respectively, of availability under the ABL Credit Facility.
In accordance with its stated purpose, the proceeds of the ABL Credit Facility were used to fund amounts payable under the Plans of Reorganization and can be used by us for, among other things, working capital, capital expenditures, permitted acquisitions and other general corporate purposes. Upon receipt of the NAFTA settlement amount (see Note 22, “Commitments and Contingencies – Extraordinary loss on expropriation of assets”), we repaid the $100 million we had borrowed on the Emergence Date under the ABL Credit Facility.

The borrowing base availability of each borrower is subject to certain reserves, which are established by the agent in its discretion. The reserves may include dilution reserves, inventory reserves, rent reserves and any other reserves that the agent

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
determines are necessary and have not already been taken into account in the calculation of the borrowing base. An additional reserve of $286 million has been established against the borrowing base of the Canadian Borrower until the adoption, by the governments of Quebec and Ontario, of regulations implementing previously-agreed funding relief applicable to contributions toward the solvency deficits in its material Canadian registered pension plans, as discussed in Note 20, “Pension and Other Postretirement Benefit Plans – Resolution of Canadian pension situation.” As a result of this reserve, the borrowing base of the Canadian Borrower will be restricted until such regulations are adopted and as a result, until such time, borrowings under the ABL Credit Facility will be primarily limited to the borrowing base availability of the U.S. Borrowers. Furthermore, if as of April 30, 2011, the regulations discussed above have not been adopted, we will be required pursuant to the ABL Credit Facility to maintain a specified minimum liquidity of at least $200 million until such time as the regulations are adopted.
Revolving loan (and letter of credit) availability under the ABL Credit Facility is subject to a borrowing base, which at any time is equal to: (a) for U.S. Borrowers, the sum of (i) 85% of eligible accounts receivable of the U.S. Borrowers plus (ii) the lesser of 65% of eligible inventory of the U.S. Borrowers or 85% of the net orderly liquidation value of eligible inventory of the U.S. Borrowers, minus reserves established by the agent and (b) for the Canadian Borrower, the sum of (i) 85% of eligible accounts receivable of the Canadian Borrower plus (ii) the lesser of 65% of eligible inventory of the Canadian Borrower or 85% of the net orderly liquidation value of eligible inventory of the Canadian Borrower, minus reserves established by the agent.
The obligations of the U.S. Borrowers under the ABL Credit Facility are guaranteed by each of the other U.S. Borrowers and certain material U.S. subsidiaries of AbitibiBowater Inc. (the “U.S. Guarantors”), and secured by first priority liens on and security interests in accounts receivable, inventory and related assets of the U.S. Borrowers and the U.S. Guarantors and second priority liens on and security interests in all of the collateral of the U.S. Borrowers and the U.S. Guarantors pledged to secure the 2018 Notes, as described above. The obligations of the Canadian Borrower under the ABL Credit Facility are guaranteed by each of the other Borrowers, the U.S. Guarantors and certain material Canadian subsidiaries of AbitibiBowater Inc. (the “Canadian Guarantors” and, together with the U.S. Guarantors, the “Guarantors”), and are secured by first priority liens on and security interests in accounts receivable, inventory and related assets of the Borrowers and the Guarantors and second priority liens on and security interests in all of the collateral of the U.S. Borrowers and the U.S. Guarantors pledged to secure the 2018 Notes.
Borrowings under the ABL Credit Facility bear interest at a rate equal to, at the Borrower’s option, the base rate, the Canadian prime rate or the Eurodollar rate, in each case plus an applicable margin. The base rate under the ABL Credit Facility equals the greater of: (i) the agent’s base rate, (ii) the Federal Funds rate plus 0.5%, (iii) the agent’s rate for certificates of deposit having a term of three months plus 0.5% or (iv) the Eurodollar rate for a one month interest period plus 1.0%. The initial applicable margin is 2.0% with respect to the base rate and Canadian prime rate borrowings and 3.0% with respect to the Eurodollar borrowings. The applicable margin is subject, in each case, to monthly pricing adjustments based on the average monthly excess availability under the ABL Credit Facility, with such adjustments commencing after the end of the second full fiscal quarter following the Emergence Date.
In addition to paying interest on the outstanding borrowings under the ABL Credit Facility, the Borrowers are required to pay a fee in respect of committed but unutilized commitments equal to 0.75% per annum initially. Commencing after the end of the second full fiscal quarter following the Emergence Date, the fee is subject to monthly pricing adjustments based on the unutilized commitment of the ABL Credit Facility over the prior month. The Borrowers are required to pay a fee equal to 0.75% per annum when the unutilized commitment of the ABL Credit Facility is greater than or equal to 50% of the total commitments and 0.50% per annum when the unutilized commitment of the ABL Credit Facility is less than 50% of the total commitments. The Borrowers must also pay a fee on outstanding letters of credit under the ABL Credit Facility at a rate equal to the applicable margin in respect of Eurodollar borrowings, plus a facing fee as agreed to in writing from time to time, and certain administrative fees.
The Borrowers are able to voluntarily repay outstanding loans and reduce unused commitments, in each case, in whole or in part, at any time without premium or penalty. The Borrowers are required to repay outstanding loans anytime the outstanding loans exceed the maximum availability then in effect. The Borrowers are also required to use net proceeds from certain significant asset sales to repay outstanding loans, but may re-borrow following such prepayments if the conditions to borrowings are met.
The ABL Credit Facility contains customary covenants for asset-based credit agreements of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence and repayment of indebtedness; (iii) restrictions on the existence or incurrence of liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on transactions with affiliates; (viii) restrictions on amendments or modifications to the Canadian pension and benefit plans; (ix) restrictions on modifications to material indebtedness; (x) a springing requirement for us to

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
maintain a minimum consolidated fixed charge coverage ratio of 1.10 to 1.00, which is triggered anytime excess availability under the ABL Credit Facility falls below 15% of the total commitments then in effect and, following such triggering, remains in place until excess availability returns to above 15% for a period of 40 consecutive days and (xi) a springing requirement that, if as of April 30, 2011, the pension funding relief regulations discussed above have not been adopted, we will be required to maintain a specified minimum liquidity of at least $200 million until such time as the regulations are adopted. Subject to customary grace periods and notice requirements, the ABL Credit Facility also contains customary events of default.
As consideration for entering into the ABL Credit Facility, during 2010, we incurred fees of approximately $19 million, which were recorded as deferred financing costs in “Other assets” in our Consolidated Balance Sheets as of December 31, 2010 and will be amortized to interest expense over the term of the facility.
During Creditor Protection Proceedings
The commencement of the Creditor Protection Proceedings constituted an event of default under substantially all of our pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable by their terms, although any action to enforce such payment obligations was stayed as a result of the commencement of the Creditor Protection Proceedings. As a result, unsecured pre-petition debt obligations of $4,852 million were included in “Liabilities subject to compromise” in our Consolidated Balance Sheets as of December 31, 2009. See Note 4, “Creditor Protection Proceedings Related Disclosures - Liabilities subject to compromise.” Secured pre-petition debt obligations of $980 million (consisting of ACCC’s $300 million 13.75% Senior Secured Notes due 2011, Abitibi’s $347 million pre-petition senior secured term loan and Bowater’s $333 million pre-petition secured bank credit facilities) were included in current liabilities and pre-petition secured debt obligations of $34 million (consisting of Bowater’s floating rate industrial revenue bonds due 2029) were included in “Long-term debt, net of current portion” in our Consolidated Balance Sheets as of December 31, 2009. For a discussion of the impact of the Creditor Protection Proceedings on our pre-petition debt discounts and issuance costs and the revaluation of our debt obligations due to currency exchange, see Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net.”
In accordance with FASB ASC 852, we recorded interest expense on our pre-petition debt obligations only to the extent that: (i) interest would be paid during the Creditor Protection Proceedings or (ii) it was probable that interest would be an allowed priority, secured or unsecured claim. As such, during the Creditor Protection Proceedings, we continued to accrue interest on the Debtors’ pre-petition secured debt obligations and, until the third quarter of 2010, the CCAA filers’ pre-petition unsecured debt obligations. See Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net,” for a discussion of the reversal of post-petition accrued interest on the CCAA filers’ pre-petition unsecured debt obligations.
Interest expense recorded in our Consolidated Statements of Operations totaled $597 million in 2009 and $483 million in 2010, which included a cumulative adjustment of $43 million to increase the accrued interest on the unsecured U.S. dollar denominated debt obligations of the CCAA filers to the fixed exchange rate. See Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net,” for a discussion of the fixed exchange rate. Contractual interest expense would have been $788 million in 2009 and $714 million in 2010. During the Creditor Protection Proceedings, cash payments for interest were only made on the Bowater DIP Agreement, the Abitibi and Donohue accounts receivable securitization program, the Bowater pre-petition secured bank credit facilities, ACCC’s pre-petition senior secured term loan, Bowater’s pre-petition floating rate industrial revenue bonds due 2029, as well as the Abitibi DIP Agreement through December 9, 2009, the date such agreement was terminated. In addition, as discussed below under “Sale of our investment in MPCo,” in 2009, we also paid accrued interest to the holders of ACCC’s 13.75% Senior Secured Notes due 2011.
Financings during Creditor Protection Proceedings
Bowater DIP Agreement
On April 21, 2009, we entered into a Senior Secured Superpriority Debtor In Possession Credit Agreement (the “Bowater DIP Agreement”) among AbitibiBowater Inc., Bowater and Bowater Canadian Forest Products Inc. (“BCFPI,” formerly an indirect, wholly-owned subsidiary of Bowater), as borrowers, Fairfax, as administrative agent, collateral agent and an initial lender, and Avenue Investments, L.P., as an initial lender. Law Debenture Trust Company of New York replaced Fairfax as the administrative agent and collateral agent under the Bowater DIP Agreement.
The Bowater DIP Agreement provided for term loans in an aggregate principal amount of $206 million (the “Initial Advance”), which consisted of a $166 million term loan facility to AbitibiBowater Inc. and Bowater (the “U.S. Borrowers”) and a $40 million term loan facility to BCFPI. Following the payment of fees payable to the lenders in connection with the

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Bowater DIP Agreement, the U.S. Borrowers and BCFPI received aggregate loan proceeds of $196 million. In connection with an amendment we entered into on July 15, 2010, with the Courts’ approval, we prepaid $166 million of the outstanding principal amount of the Initial Advance on July 21, 2010, which reduced the outstanding principal balance to approximately $40 million. On the Emergence Date and pursuant to the Plans of Reorganization, the outstanding balance of approximately $40 million, plus accrued interest, was paid in full in cash and the Bowater DIP Agreement was terminated.
Borrowings under the Bowater DIP Agreement bore interest, at our election, at either a rate tied to the U.S. Federal Funds Rate (the “base rate”) or the London interbank offered rate for deposits in U.S. dollars (“LIBOR”), in each case plus a specified margin. The interest margin for base rate loans was 6.50% through April 20, 2010 and effective April 21, 2010 was 7.00%, with a base rate floor of 4.50%. The interest margin for base rate loans was reduced to 5.00% effective July 15, 2010 in connection with the July 15, 2010 amendment. The interest margin for LIBOR loans was 7.50% through April 20, 2010 and effective April 21, 2010 was 8.00%, with a LIBOR floor of 3.50%. The interest margin for LIBOR loans was reduced to 6.00% with a LIBOR floor of 2.00% effective July 15, 2010 in connection with the July 15, 2010 amendment.
As consideration for a May 5, 2010 extension, the July 15, 2010 amendment and an October 15, 2010 extension of the Bowater DIP Agreement, as well as the exit fee (which represented 2.00% of the aggregate amount of the advances and was required to be paid to the lenders upon repayment of the outstanding balance), we incurred fees totaling approximately $6 million in 2010. As consideration for entering into the Bowater DIP Agreement, during 2009, we incurred fees of approximately $14 million. All of these fees were recorded in “Reorganization items, net” in our Consolidated Statements of Operations (see Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net”).
Abitibi and Donohue accounts receivable securitization program
Abitibi and Abitibi Consolidated Sales Corporation (“ACSC”), a former subsidiary of Donohue, (the “Participants”) participated in an accounts receivable securitization program (the “Program”) whereby the Participants shared among themselves the proceeds received under the Program. On June 16, 2009, with the approval of the Courts, the former accounts receivable securitization program was amended and restated in its entirety and, as further amended on June 11, 2010, with the approval of the Courts, provided for a maximum outstanding limit of $180 million (the “Purchase Limit”) for the purchase of ownership interests in the Participants’ eligible trade accounts receivable by the third-party financial institutions party to the agreement (the “Banks”). On the Emergence Date and pursuant to the Plans of Reorganization, all outstanding receivable interests sold under the Program were repurchased in cash for a price equal to the par amount thereof and the Program was terminated.
The Participants sold most of their receivables to Abitibi-Consolidated U.S. Funding Corp. (“Funding”), which was a bankruptcy-remote, special-purpose, indirect consolidated subsidiary of Donohue. On a revolving basis, Funding transferred to the agent for the Banks (the “Agent”) undivided percentage ownership interests (“Receivable Interests”) in the pool of receivables that Funding acquired from the Participants. The outstanding balance of Receivable Interests increased as new Receivable Interests were transferred to the Agent and decreased as collections reduced previously transferred Receivable Interests. The amount of Receivable Interests that could have been transferred to the Agent depended on the amount and nature of the receivables available to be transferred and could not have resulted in the outstanding balance of Receivable Interests exceeding the Purchase Limit. The pool of receivables was collateral for the Receivable Interests transferred to the Agent. The Banks could have pledged or sold their Receivable Interests, but could not have pledged or sold any receivable within the pool of receivables.
In 2009 and 2008, the transfers of Receivable Interests were accounted for as sales to the Banks in accordance with FASB ASC 860. The proceeds received from the Banks were net of an amount based on the Banks’ funding cost plus a margin, which resulted in a loss on the sale of ownership interests in accounts receivable of $17 million and $20 million in 2009 and 2008, respectively, which was included in “Other (expense) income, net” in our Consolidated Statements of Operations. Funding retained an interest in the pool of receivables acquired from the Participants. Such retained interest equaled the percentage of the pool of receivables that had not been sold as Receivable Interests to the Banks. This retained interest was recorded at cost and due to the short-term nature of the receivables, the carrying value of the retained interest approximated fair value. As of December 31, 2009, Funding’s outstanding balance of receivables acquired from the Participants was $314 million and the outstanding balance of Receivable Interests sold to the Banks was $141 million, which represented the total amount allowable at that time based on the current level and eligibility of the pool of receivables. The resulting retained balance of the pool of receivables was included in “Accounts receivable, net” in our Consolidated Balance Sheets as of December 31, 2009.
As discussed in Note 2, “Summary of Significant Accounting Policies – Recently adopted accounting guidance,” effective

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
January 1, 2010, we prospectively applied new accounting guidance relating to the transfers of financial assets. As a result, transfers of the Receivable Interests to the Agent no longer qualified as sales. Beginning January 1, 2010, such transfers and the proceeds received from the Banks were accounted for as secured borrowings in accordance with FASB ASC 860. On the Emergence Date, in connection with the termination of the Program, we paid the outstanding balance of secured borrowings of approximately $120 million in full in cash to the Banks. The interest on the secured borrowings and the commitment fee for the unused portion of the Purchase Limit charged by the Banks to Funding totaled approximately $11 million in 2010, which was included in “Interest expense” in our Consolidated Statements of Operations.
Abitibi and ACSC acted as servicing agents and administered the collection of the receivables under the Program. The fees received from the Banks for servicing their Receivable Interests approximated the value of services rendered.
In connection with the Program, Abitibi and ACSC maintained lockboxes into which certain collection receipts were deposited. These lockbox accounts were in Abitibi’s or Funding’s name, but were controlled by the Banks. The cash balances in these lockbox accounts, which totaled approximately $18 million as of December 31, 2009, were included as restricted cash in “Other current assets” in our Consolidated Balance Sheets. As of result of the termination of the Program, these lockbox accounts are no longer controlled by the Banks and such cash is now classified in “Cash and cash equivalents” in our Consolidated Balance Sheets as of December 31, 2010.
As consideration for entering into the amendment to the Program on June 11, 2010, we incurred fees of approximately $4 million in 2010. As consideration for entering into the amended and restated accounts receivable securitization program on June 16, 2009, we incurred fees of approximately $11 million in 2009. All of these fees were recorded in “Reorganization items, net” in our Consolidated Statements of Operations (see Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net”).
ULC DIP Facility
On December 9, 2009, Abitibi entered into a Cdn$230 million ($218 million) Super Priority Debtor-In-Possession Credit Facility (the “ULC DIP Facility”) with 3239432 Nova Scotia Company, a wholly-owned subsidiary of ACCC (the “ULC”), which was an intercompany facility that was created upon the sale of MPCo and was funded by a portion of the sale proceeds, as discussed below. On the same date, Cdn$130 million ($123 million) of the ULC DIP Facility was drawn pursuant to the Canadian Court’s approval. Loans made under the ULC DIP Facility bore no interest. On the Emergence Date and pursuant to the Plans of Reorganization, all amounts outstanding under the ULC DIP Facility were paid in full and the facility was terminated.
Subsequent draws of up to Cdn$50 million ($47.5 million, based on the exchange rate in effect on December 31, 2009) in the aggregate could have been advanced upon not less than five business days’ notice, subject to meeting certain draw down requirements and certain conditions determined by the Canadian Court, and this amount was included in “Cash and cash equivalents” in our Consolidated Balance Sheets as of December 31, 2009. The remaining Cdn$50 million ($47.5 million, based on the exchange rate in effect on December 31, 2009) could have become available only upon further order of the Canadian Court and this amount was included as restricted cash in “Other assets” in our Consolidated Balance Sheets as of December 31, 2009. The ULC maintained a reserve of approximately Cdn $80 million ($80 million, based on the exchange rate in effect on December 31, 2010) and Cdn $52 million ($49 million, based on the exchange rate in effect on December 31, 2009) as of December 31, 2010 and 2009, respectively, in connection with a guarantee agreement with Alcoa Canada Ltd. (collectively with certain affiliates, “Alcoa”), which was our partner in MPCo. This reserve was included as restricted cash in “Other assets” in our Consolidated Balance Sheets as of December 31, 2010 and 2009.
Abitibi DIP Agreement
On May 6, 2009, we entered into a letter loan agreement (the “Abitibi DIP Agreement”), among Abitibi and Donohue, as borrowers, certain subsidiaries of Abitibi, as guarantors, and the Bank of Montreal, as lender, which was acknowledged by Investissement Quebec, as sponsor. On December 9, 2009, in connection with the consummation of the MPCo Transactions (as defined and discussed below), with Canadian Court approval, we repaid all amounts outstanding under the Abitibi DIP Agreement, totaling $55 million, and terminated the Abitibi DIP Agreement.
In connection with entering into and extending through December 15, 2009 the Abitibi DIP Agreement, during 2009, we incurred fees of approximately $6 million, which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations (see Note 4, “Creditor Protection Proceedings Related Disclosures - Reorganization items, net”).

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Sale of our investment in MPCo
On December 9, 2009, we announced the closing of a series of transactions resulting in the sale by ACCC to HQ Manicouagan Inc., a wholly-owned direct subsidiary of Hydro-Quebec, of ACCC’s 60% interest in MPCo for gross cash proceeds of Cdn$615 million ($583 million) (the “MPCo Transactions”). We applied the proceeds from the sale as follows which, along with the MPCo Transactions, were approved by the Canadian Court and which reflect the exchange rate to U.S. dollars in effect on December 9, 2009:
•	$267 million was set aside temporarily in the ULC to secure certain indemnities and undertakings provided to Alcoa under the MPCo Transactions, and the ULC entered into a guarantee agreement with Alcoa for this purpose. Of the $267 million set aside in the ULC, $218 million was used by the ULC to fund the ULC DIP Facility;

•	$55 million was used to repay all amounts outstanding under the Abitibi DIP Agreement, $26 million of which was paid from the proceeds of the ULC DIP Facility;

•	$113 million was used as a partial repayment of ACCC’s 13.75% Senior Secured Notes due 2011, $72 million was used to pay accrued interest on such notes and $5 million was used to cover fees related to the partial repayment of such notes;

•	approximately $67 million was used to pay Alcoa in respect of taxes that it incurred as a result of the MPCo Transactions, as well as ACCC’s estimated transaction costs, pre-petition amounts owed to the distribution division of Hydro-Quebec by ACCC and its affiliates, including amounts owed by BCFPI, and pre-petition amounts owed to MPCo and Alcoa for electricity purchased by ACCC from MPCo and to make certain other adjustments contemplated by the MPCo Transactions; and

•	approximately $29 million is subject to a two-year holdback by HQ Manicouagan Inc. (and guaranteed by Hydro-Quebec) and was included in “Other assets” in our Consolidated Balance Sheets as of December 31, 2010 and 2009.
For additional information, see Note 6, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges – Impairment of assets held for sale,” and Note 7, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets and Other – Net gain on disposition of assets and other.”
April 1, 2008 refinancings
On April 1, 2008, we completed a series of refinancing transactions, which were designed to address the debt maturities and general liquidity needs during the first half of 2008, principally at our Abitibi subsidiary. The transactions included:
•	A private placement by ACCC of $413 million of 13.75% Senior Secured Notes due April 1, 2011. As discussed above, during 2009, ACCC repaid $113 million of these notes with a portion of the proceeds from the sale of our interest in MPCo, which reduced the outstanding balance to $300 million.

•	A $400 million 364-day senior secured term loan due March 30, 2009 (“Term Loan”), with interest at LIBOR plus 800 basis points, with a 3.5% LIBOR floor. During 2008, ACCC repaid $53 million of the Term Loan, which reduced the outstanding balance to $347 million.

•	The private exchange of a combination of $293 million principal amount of new senior unsecured 15.5% notes due July 15, 2010 of ACCC and $218 million in cash for an aggregate of $455 million of outstanding notes issued by Abitibi, ACCC and Abitibi-Consolidated Finance L.P., a wholly-owned subsidiary of Abitibi. The exchange resulted in a debt extinguishment gain of $31 million in 2008, which is included in “Other (expense) income, net” in our Consolidated Statements of Operations. This exchange represented a 2008 non-cash financing item of $211 million.

•	Simultaneously with these transactions, AbitibiBowater Inc. consummated a private sale of $350 million of 8% convertible notes due April 15, 2013 (“Convertible Notes”) to Fairfax and certain of its designated subsidiaries. The Convertible Notes bore interest at a rate of 8% per annum (10% per annum if we elected to pay interest through the issuance of additional convertible notes with the same terms as “pay in kind”). The Convertible Notes were convertible into shares of our common stock at a conversion price of $10.00 per share (the “Conversion Price”). Since the closing price of our common stock on the issuance date (also the commitment date) of the Convertible Notes exceeded the Conversion Price by $3.00 per share, the Convertible Notes included a beneficial conversion feature. In accordance with FASB ASC 505, “Equity,” we recorded a discount on the Convertible Notes and an increase in additional paid-in capital of $105 million representing the fair value of the beneficial conversion feature. We paid $20 million of fees associated with the issuance of the Convertible Notes, of which $6 million were allocated to the beneficial conversion feature and were recorded directly to additional paid-in capital. On October

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
15, 2008, we elected to make the interest payment due on that date through the issuance of additional convertible notes. As a result, the balance as of December 31, 2009 of the Convertible Notes outstanding was $369 million.
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
As discussed in Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net,” the commencement of the Creditor Protection Proceedings constituted an event of default under the note purchase agreements for three of our QSPEs (Bowater Catawba Note Holdings I LLC, Bowater Catawba Note Holdings II LLC and Bowater Saluda Note Holdings LLC), which resulted in a 200 basis point increase in the interest rate payable to the note holders. As a result, our retained interest was impaired. Accordingly, we recorded impairment charges totaling $21 million for the year ended December 31, 2009, which were included in “Reorganization items, net” in our Consolidated Statements of Operations, to reduce our retained interest in these three QSPEs to zero. We were not obligated to fund the shortfall in interest payments due to the note holders. In the fourth quarter of 2010, we transferred our interests in these three QSPEs to a third-party for the benefit of the note holders of the debt issued by these QSPEs.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
The following summarizes our retained interest in the QSPEs included in “Other assets” in our Consolidated Balance Sheets as of December 31, 2010 and 2009:

	Successor	Predecessor
(In millions)	2010	2009

Calhoun Note Holdings AT LLC	$8	$7
Calhoun Note Holdings TI LLC	11	11

	$19	$18

Note 19. Derivative Financial Instruments and Other Embedded Derivatives
Prior to the commencement of the Creditor Protection Proceedings, we utilized certain derivative financial instruments to enhance our ability to manage risk relating to cash flow exposures. Derivative financial instruments were entered into for periods consistent with related underlying cash flow exposures and did not constitute positions independent of those exposures. We did not enter into contracts for speculative purposes; however, we did, from time to time, enter into interest rate, commodity and currency derivative contracts that were not accounted for as accounting hedges. Counterparty risk was limited to institutions with long-term debt ratings of A or better for North American financial institutions or ratings of AA or better for international institutions. Hedge ineffectiveness associated with forward foreign currency exchange contracts used in all periods presented was negligible. There were no derivative financial instruments outstanding as of December 31, 2010 and 2009.
For the year ended December 31, 2008, the changes in cash flow hedges included in Accumulated other comprehensive loss were comprised of losses reclassified on matured cash flow hedges of $10 million, net of $4 million in income taxes. As of December 31, 2010 and 2009, we did not have any derivative financial instruments that qualified as cash flow hedges.
Cogeneration contract embedded derivative
Prior to the BPCL Administration, we maintained a cogeneration facility that was constructed and operated by a third party at our Bridgewater facility and were under a 15-year contract through May 31, 2015 with this third party for the purchase of steam and electricity produced at this cogeneration facility. The contract also provided for a “standing charge” to cover both the cost of construction of the cogeneration facility and other fixed expenses for the operation of the facility. The standing charge, a significant portion of which represented minimum lease payments, was fixed at inception of the contract, but was annually indexed on a formula using various indices, such as gas, electricity, heavy oil, gas oil and inflation. Termination or transfer of the contract prior to May 31, 2015 was subject to a termination charge based on the number of years remaining on the contract. This contract contained two embedded derivative features: an index forward contracts component and a call option component, which were bundled together as a single and compound embedded derivative instrument:
•	In order to determine the fair value of the forward contracts component, the changes in the standing charge that resulted from changes in the indices were bifurcated and accounted for separately from the minimum lease payments portion of the standing charge. The indices were priced as index forward contracts and future cash flows based on these indices, a portion of which was not observable, were projected over the remaining term of the contract, after deduction for the minimum lease payments. The present value of the future payments on this embedded derivative component were then determined.

•	In calculating the fair value of the call option component, we considered the termination charge mechanism as a cap on the fair value of the various components of the contract (embedded derivative and the capital lease obligation), thus in essence a “call option” (which was considered in-the-money) to terminate the contract for a determinable (i.e. strike) price. As such, the termination charge was considered a series of call options with strike prices that changed over time subject to a pre-determined contractual schedule. The fair value of the option was calculated by taking into account the difference between the total fair value of the contract obligation and the termination charge.
The embedded derivative was recorded at fair value with changes in fair value reported in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. The carrying value of the embedded derivative was also impacted by foreign currency translation adjustments, with changes related to exchange recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. For the year ended December 31, 2009, the embedded derivative’s carrying value increased by approximately $5 million, of which approximately $4 million was related to foreign currency translation and approximately $1 million was related to the change in fair value of the

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
embedded derivative. For the year ended December 31, 2008, the embedded derivative’s carrying value decreased by approximately $9 million, net, of which approximately $14 million was related to foreign currency translation, which was partially offset by an increase of approximately $5 million related to the change in fair value of the embedded derivative. The embedded derivative (categorized as Level 3) was estimated to be $45 million as of December 31, 2009, and was recorded in “Other long-term liabilities” in our Consolidated Balance Sheets. As discussed in Note 1, “Organization and Basis of Presentation – Bridgewater Administration,” effective as of the date of the BPCL Administration filing, the financial position, results of operations and cash flows of BPCL are no longer consolidated in our consolidated financial statements.
Interest rate swaps
We acquired Abitibi’s outstanding interest rate swaps in the combination of Bowater and Abitibi. Abitibi had utilized interest rate swaps to manage their fixed and floating interest rate mix on their long-term debt. The interest rate swaps did not qualify for hedge accounting treatment after the combination; therefore, changes in fair value of these derivative financial instruments was recorded in “Interest expense” in our Consolidated Statements of Operations. In 2009, we terminated the remaining interest rate swaps and received cash proceeds of approximately $5 million. Approximately $2 million of pre-tax losses and $13 million of pre-tax gains were included in interest expense in 2009 and 2008, respectively.
Note 20. Pension and Other Postretirement Benefit Plans
We have multiple contributory and non-contributory defined benefit pension plans covering a significant portion of our U.S. and Canadian employees. We also sponsor a number of OPEB benefit plans (e.g., defined benefit health care and life insurance plans) for retirees at certain locations. Benefits are based on years of service and, depending on the plan, average compensation earned by employees either during their last years of employment or over their careers. Our plan assets and cash contributions to the plans have been sufficient to provide pension benefits to participants and meet the funding requirements of ERISA in the United States and, prior to the CCAA Proceedings, applicable pension benefits legislation in Canada. In connection with the CCAA Proceedings, on May 8, 2009, the Canadian Court approved a reduction in the cash contributions required for our Canadian pension plans. As a result, subsequent to that date and through the Emergence Date, the cash contributions we made to our Canadian pension plans were sufficient to meet the funding requirements for current service costs, but not for prior service costs. Suspended contributions for past service costs associated with our Canadian pension plans were estimated to be approximately $159 million on an annual basis. Prior to our emergence from the Creditor Protection Proceedings, we entered into agreements with the provinces of Quebec and Ontario relating in part to funding relief in respect of the material aggregate solvency deficits in our registered pension plans in these provinces, as further discussed below under “Resolution of Canadian pension situation.”
In addition to the previously described plans, we have a number of defined contribution plans covering substantially all of our U.S. employees and a significant portion of our Canadian employees. Under the U.S. defined contribution plans, employees are allowed to contribute to these plans and we make matching contributions. Effective April 1, 2009, the matching contribution was suspended for non-union employees but was reinstated effective January 1, 2011. In addition, under the U.S. defined contribution plans, most non-union employees also receive an automatic company contribution, regardless of the employee’s contribution. The amount of the automatic company contribution is a percentage of the employee’s pay, determined based on age and years of service. The Canadian registered defined contribution plans provide for mandatory contributions by employees and by us, as well as opportunities for employees to make additional optional contributions and receive, in some cases, matching contributions on those optional amounts. Our expense for the defined contribution plans totaled $12 million in 2010, $14 million in 2009 and $19 million in 2008.
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

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
primarily represented the additional net actuarial loss that arose from our fourth quarter of 2007 settlement and curtailment events.
The following tables include our foreign (Canada and South Korea) and domestic (U.S.) plans. The pension and OPEB projected benefit obligations of the foreign plans are significant relative to the total projected benefit obligations; however, with the exception of the health care trend rates, the assumptions used to measure the obligations of those plans are not significantly different from those used for our domestic plans.
The changes in our pension and OPEB projected benefit obligations and plan assets for the years ended December 31, 2010 and 2009 and the funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets as of December 31, 2010 and 2009 were as follows:

	Predecessor
	Pension Plans		OPEB Plans
(In millions)	2010	2009	2010	2009

Change in projected benefit obligations:
Projected benefit obligations as of beginning of year	$5,665	$4,659	$382	$361
Service cost	41	40	4	3
Interest cost	350	346	23	24
Actuarial loss	649	451	29	–
Participant contributions	21	24	5	4
Plan amendments	–	–	(8)	–
Plan amendments upon emergence from the Creditor Protection Proceedings	(22)	–	(4)	–
Curtailments and settlements	(16)	(68)	–	(2)
Curtailments and settlements upon emergence from the Creditor Protection Proceedings	(98)	–	–	–
Deconsolidation of BPCL (Note 4)	(92)	–	–	–
Benefits paid	(461)	(416)	(31)	(29)
Effect of foreign currency exchange rate changes	265	629	8	21

Projected benefit obligations as of end of year (2010: Successor; 2009: Predecessor)	6,302	5,665	408	382

Change in plan assets:
Fair value of plan assets as of beginning of year	5,241	4,270	–	–
Actual return on plan assets	458	644	–	–
Employer contributions	50	158	26	25
Participant contributions	21	24	5	4
Settlements	(14)	(41)	–	–
Settlements upon emergence from the Creditor Protection Proceedings	(43)	–	–	–
Deconsolidation of BPCL (Note 4)	(67)	–	–	–
Benefits paid	(461)	(416)	(31)	(29)
Effect of foreign currency exchange rate changes	237	602	–	–

Fair value of plan assets as of end of year (2010: Successor; 2009: Predecessor)	5,422	5,241	–	–

Funded status as of end of year (2010: Successor; 2009: Predecessor)	$(880)	$(424)	$(408)	$(382)

Amounts recognized in our Consolidated Balance Sheets consisted of (2010: Successor; 2009: Predecessor):
Other assets	$19	$121	$–	$–
Accounts payable and accrued liabilities	(7)	(19)	(28)	(28)
Pension and OPEB projected benefit obligations	(892)	(54)	(380)	(35)
Liabilities subject to compromise	–	(472)	–	(319)

Net obligations recognized	$(880)	$(424)	$(408)	$(382)

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
The sum of the projected benefit obligations and the sum of the fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $5,366 million and $4,469 million, respectively, as of December 31, 2010, and were $4,261 million and $3,717 million, respectively, as of December 31, 2009. The sum of the accumulated projected benefit obligations and the sum of the fair value of plan assets for pension plans with accumulated projected benefit obligations in excess of plan assets were $4,906 million and $4,063 million, respectively, as of December 31, 2010, and were $4,010 million and $3,686 million, respectively, as of December 31, 2009. The total accumulated projected benefit obligations for all pension plans were $6,242 million and $5,380 million as of December 31, 2010 and 2009, respectively.
In May 2009, as a result of the Creditor Protection Proceedings, letters of credit totaling $74 million were drawn for the benefit of the participants of several of our pension plans, resulting in a non-cash increase in short-term bank debt of $22 million and a decrease in our net unfunded pension obligations of $74 million. The $74 million is included in the employer contributions of our pension plans for the year ended December 31, 2009 in the table above. These secured pension arrangements were terminated upon our emergence from the Creditor Protection Proceedings. Although the remaining assets will continue to be paid to participants of the terminated arrangements, the assets of $43 million and the related liabilities are no longer recognized in our Consolidated Balance Sheets.
The components of net periodic benefit cost relating to our pension and OPEB plans for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Predecessor
	Pension Plans			OPEB Plans
(In millions)	2010	2009	2008	2010	2009	2008

Service cost	$41	$40	$71	$4	$3	$3
Interest cost	350	346	340	23	24	23
Expected return on plan assets	(365)	(370)	(385)	–	–	–
Amortization of prior service cost (credit)	3	3	3	(7)	(10)	(11)
Recognized net actuarial loss (gain)	4	(7)	7	3	4	6
Curtailments, settlements and special termination benefits	(19)	(4)	11	–	(5)	2

	$14	$8	$47	$23	$16	$23

A detail of amounts included in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets can be found in Note 9, “Accumulated Other Comprehensive Loss.” Since accumulated other comprehensive loss was eliminated as of December 31, 2010 as a result of our application of fresh start accounting, there will be no amounts amortized from accumulated other comprehensive loss into our Consolidated Statements of Operations in 2011.
The following is a summary of the special events that impacted our net periodic benefit costs as a curtailment, settlement or special termination benefit for the years ended December 31, 2010, 2009 and 2008:

	Predecessor
	Pension Plans			OPEB Plans
(In millions)	2010	2009	2008	2010	2009	2008

Settlements resulting from lump-sum payouts	$1	$2	$1	$–	$–	$–
Curtailments, net and special retirement benefits resulting from indefinite idling and closure of mills and paper machines and mill-wide restructurings	4	(6)	4	–	(5)	–
Curtailments resulting from terminations following the combination of Bowater and Abitibi	–	–	5	–	–	2
Curtailment resulting from an unfavorable ruling by an arbitrator in a claim for additional pension benefits	–	–	1	–	–	–
Curtailments and settlements that arose upon our emergence from the Creditor Protection Proceedings	(24)	–	–	–	–	–

	$(19)	$(4)	$11	$–	$(5)	$2

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
In 2010, we indefinitely idled (and subsequently permanently closed) our Gatineau paper mill, which impacted approximately 330 employees. In addition, effective upon our emergence from the Creditor Protection Proceedings, the following changes were made to our pension plans:
Curtailments – Benefits for participants in the majority of our non-qualified pension plans and certain of our qualified plans were frozen so that participants will no longer earn benefits for future service. These changes resulted in an $8 million reduction in our projected benefit obligations and a corresponding decrease in our accumulated other comprehensive loss, but had a negligible impact on our 2010 net periodic benefit cost.
Settlements – Participants who elected to retain their claims against us under certain non-qualified pension plans forfeited their benefits under those plans, which resulted in a $47 million reduction in our projected benefit obligations and a $23 million decrease in our accumulated other comprehensive loss. We also recorded a settlement gain of $24 million in our 2010 net periodic benefit cost.
Plan amendments – We reduced benefits for inactive participants in the majority of our non-qualified pension plans. We also placed a cap on the participant’s annual benefits. These plan amendments resulted in a $26 million reduction in our project benefit obligations and a corresponding decrease in our accumulated other comprehensive loss, but had a negligible impact on our 2010 net periodic benefit cost. These changes will reduce future net periodic benefit cost.
Plan combinations – We replaced and combined several of our existing non-qualified plans, which had no effect on our projected benefit obligations, accumulated other comprehensive loss or net periodic benefit cost.
In 2009, we indefinitely idled our Dolbeau paper mill, our Beaupre paper mill and a paper machine at our Thunder Bay paper mill. We also permanently closed our Grand Falls newsprint mill, our Westover sawmill, our Albertville sawmill and our Goodwater planer mill operations. Approximately 1,319 employees were impacted by these events. In addition, approximately 33 employees retired at our Laurentide, Quebec paper mill following a special program introduced in 2008.
In 2008, we permanently closed our Donnacona paper mill and several employees retired from our Clermont, Quebec paper mill after a mill-wide downsizing. Approximately 295 employees were impacted by these events. In addition, certain executives retired and certain employees were terminated following the combination of Bowater and Abitibi.
Assumptions used to determine projected benefit obligations and net periodic benefit cost
The weighted-average assumptions used to determine the projected benefit obligations at the measurement dates and the net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Pension Plans			OPEB Plans
	2010	2009	2008	2010	2009	2008

Projected benefit obligations:
Discount rate	5.5%	6.4%	7.3%	5.6%	6.3%	7.0%
Rate of compensation increase	0.9%	2.3%	3.0%	2.3%	2.9%	3.0%
Net periodic benefit cost:
Discount rate	6.4%	7.3%	5.8%	6.3%	7.0%	6.1%
Expected return on assets	6.8%	7.3%	7.2%	–	–	–
Rate of compensation increase	2.3%	3.0%	2.5%	2.9%	3.0%	3.0%

The discount rate for our domestic plans was determined by considering the timing and amount of projected future benefit payments and was based on a portfolio of long-term high quality corporate bonds of a similar duration or, for our foreign plans, a model that matches the plan’s duration to published yield curves. In determining the expected return on assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In determining the rate of compensation increase, we reviewed historical salary increases and promotions, while considering current industry conditions, the terms of collective bargaining agreements with our employees and the outlook for our industry.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
The assumed health care cost trend rates used to determine the projected benefit obligations for our domestic and foreign OPEB plans as of December 31, 2010 and 2009 were as follows:

	2010		2009
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans

Health care cost trend rate assumed for next year	7.2%	4.5%	7.2%	6.5%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	2.9%	4.5%	3.8%
Year that the rate reaches the ultimate trend rate	2028	2031	2028	2014

For the health care cost trend rates, we considered historical trends for these costs, as well as recently enacted health care legislation. Based on recent studies in Canada, it was determined that a longer period to reach the ultimate trend rate is more realistic and that the ultimate rate should follow more closely to the long-term Canadian Consumer Price Index, which results in a slightly lower ultimate rate.
Variations in this health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have had the following impact on our 2010 OPEB obligation and costs for our domestic and foreign plans:

	1% Increase				1% Decrease
(Dollars in millions)	Domestic Plans		Foreign Plans		Domestic Plans		Foreign Plans

Projected benefit obligation	$36	15%	$7	4%	$(29)	(12)%	$(7)	(4)%
Service and interest costs	$3	16%	$1	6%	$(2)	(13)%	$(1)	(6)%

Fair value of plan assets
The fair value of plan assets held by our pension plans as of December 31, 2010 was as follows:

	Successor
(In millions)	Total	Level 1	Level 2	Level 3

Equity securities:
U.S. companies	$978	$946	$32	$–
Non-U.S. companies	1,093	775	318	–
Debt securities:
Corporate and government securities	2,861	87	2,774	–
Asset-backed securities	114	–	114	–
Bank loans/foreign annuities	44	–	–	44
Real estate	42	–	–	42
Cash and cash equivalents	242	242	–	–
Accrued interest and dividends	48	–	48	–

	$5,422	$2,050	$3,286	$86

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
The fair value of plan assets held by our pension plans as of December 31, 2009 was as follows:

	Predecessor
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
Cash and cash equivalents included approximately $52 million as of December 31, 2009 that was deposited in a refundable tax account with the Canada Revenue Agency for the benefit of former employees and retirees participating in certain of our non-qualified pension plans in Canada. As discussed above, upon our emergence from the Creditor Protection Proceedings, the remaining assets and related liabilities associated with these terminated arrangements are no longer recognized in our Consolidated Balance Sheets.
The fair value of accrued interest and dividends is determined based on market-corroborated inputs such as declared dividends and stated interest rates (Level 2).
The changes in Level 3 pension plan assets for the years ended December 31, 2010 and 2009 were as follows:

	Bank Loans/
	Foreign
(In millions)	Annuities	Real Estate	Total

Balance as of December 31, 2008 (Predecessor)	$3	$41	$44
Actual return on assets relating to assets held as of December 31, 2009	–	(2)	(2)
Purchases, sales and settlements, net	2	(2)	–

Balance as of December 31, 2009 (Predecessor)	5	37	42

Actual return on assets relating to assets held as of December 31, 2010	–	5	5
Purchases, sales and settlements, net	39	–	39

Balance as of December 31, 2010 (Successor)	$44	$42	$86

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Long-term strategy and objective
Our investment strategy and objective is to maximize the long-term rate of return on our plan assets within an acceptable level of risk in order to meet our current and future obligations to pay benefits to qualifying employees and their beneficiaries while minimizing and stabilizing pension benefit costs and contributions. One way we accomplish this objective is to diversify our plan investments. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, experienced third-party investment management firms with complementary investment styles and philosophies to implement these allocations. Risk is further managed by reviewing our investment policies at least annually and monitoring our fund managers at least quarterly for compliance with mandates and performance measures. A series of permitted and prohibited investments are listed in our respective investment policies, which are provided to our fund managers. The use of derivative financial instruments for speculative purposes and investments in the equity or debt securities of AbitibiBowater are both prohibited.
We have established a target asset allocation for our plans based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical returns, prospective capital market returns, forecasted benefit payments and the forecasted timing of those payments. The targeted asset allocation of the plan assets is 50% equity securities and 50% debt and other securities, including up to 3% in short-term instruments required for near-term liquidity needs. Two-thirds of the equity securities are targeted to be invested in the U.S. and Canada, with the balance in other developed countries. Substantially all of the debt securities are targeted to be invested in the U.S. and Canada. The asset allocation for each plan is reviewed periodically and rebalanced toward the targeted asset mix when the fair value of the investments within an asset class falls outside a predetermined range.
Expected benefit payments and future contributions
The following benefit payments are expected to be paid from the plans’ net assets. The OPEB plans’ projected benefit payments have been reduced by expected Medicare subsidy receipts associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

			Expected
	Pension	OPEB	Subsidy
(In millions)	Plans	Plans	Receipts

2011	$594	$30	$2
2012	447	29	2
2013	424	29	2
2014	441	29	2
2015	433	30	2
2016 – 2020	2,224	155	15

We estimate our 2011 contributions to be approximately $120 million to our pension plans and approximately $28 million to our OPEB plans. These estimated contributions are approximately $100 million lower than what would have been required had we not entered into the agreements with the provinces of Quebec and Ontario discussed below.
Patient Protection and Affordable Care Act
In March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was enacted, potentially impacting our cost to provide healthcare benefits to eligible active and retired employees. The PPACA has both short-term and long-term implications on benefit plan standards. Implementation of this legislation began in 2010 and is expected to continue in phases from 2011 through 2018.
We have analyzed this legislation to determine the impact of the required plan standard changes on our employee healthcare plans and the effect of the excise tax on high cost healthcare plans and the resulting costs and such impact, for those changes that are currently estimable, was not material to our results of operations. We have reflected the impact of the PPACA in our projected benefit obligations as of December 31, 2010.
Resolution of Canadian pension situation
AbiBow Canada, through its principal predecessor entities, ACCC and BCFPI, entered into agreements with the provinces of Quebec and Ontario in September and November of 2010, respectively (which became effective on the Emergence Date),

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
relating in part to funding relief in respect of the material aggregate solvency deficits in the registered pension plans sponsored by ACCC and BCFPI in those provinces.
The agreements include a number of undertakings by AbiBow Canada, which will apply for five years from the Emergence Date. As a result, the governments of Quebec and Ontario have separately confirmed to ACCC and BCFPI their intention to adopt the funding relief regulations to provide, among other things, that AbiBow Canada’s aggregate annual contribution in respect of the solvency deficits in its material Canadian registered pension plans for each year from 2011 through 2020 are limited to the following: (i) a Cdn$50 million basic contribution; (ii) beginning in 2013, if the plans’ aggregate solvency ratio falls below a specified target for a year, an additional contribution equal to 15% of free cash flow up to Cdn$15 million per year and (iii) beginning in 2016, if the amount payable for benefits in a year exceeds a specified threshold and the plans’ aggregate solvency ratio is more than 2% below the target for that year, a supplementary contribution equal to such excess (such supplementary contribution being capped at Cdn$25 million on the first occurrence only of such an excess). Should a plan move into a surplus during the 2011 – 2020 period, it will cease to be subject to this funding relief. After 2020, the funding rules in place at the time will apply to any remaining deficit.
In addition, AbiBow Canada has undertaken in those agreements, among other things, to:
•	not pay a dividend at any time when the weighted average solvency ratio of its pension plans in Quebec or Ontario is less than 80%;

•	abide by the compensation plan detailed in the Plans of Reorganization with respect to salaries, bonuses and severance;

•	direct at least 60% of the maintenance and value-creation investments earmarked for our Canadian pulp and paper operations to projects in Quebec and at least 30% to projects in Ontario;

•	invest a minimum of Cdn$50 million over a two to three year construction period for a new condensing turbine at our Thunder Bay facility, subject to certain conditions;

•	invest at least Cdn$75 million in strategic projects in Quebec over a five-year period;

•	maintain our head office and the current related functions in Quebec;

•	make an additional solvency deficit reduction contribution to its pension plans of Cdn$75, payable over four years, for each metric ton of capacity reduced in Quebec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months;

•	create a diversification fund by contributing Cdn$2 million per year for five years for the benefit of the municipalities and workers in our Quebec operating regions;

•	pay an aggregate of Cdn$5 million over five years to be used for such environmental remediation purposes instructed by the province of Ontario; and

•	maintain and renew certain financial assurances with the province of Ontario in respect of certain properties in the province.
Note 21. Income Taxes
Income (loss) before income taxes and extraordinary item by taxing jurisdiction for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Predecessor
(In millions)	2010	2009	2008

United States	$(1,039)	$(421)	$(118)
Foreign	2,208	(1,261)	(1,925)

	$1,169	$(1,682)	$(2,043)

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Income tax benefit for the years ended December 31, 2010, 2009 and 2008 was comprised of the following:

	Predecessor
(In millions)	2010	2009	2008

Federal:
Current	$–	$–	$–
Deferred	400	(1)	(32)

	400	(1)	(32)

State:
Current	–	–	(1)
Deferred	70	–	1

	70	–	–

Foreign:
Current	–	–	–
Deferred	1,136	123	124

	1,136	123	124

Total:
Current	–	–	(1)
Deferred	1,606	122	93

	$1,606	$122	$92

The income tax benefit attributable to income (loss) before income taxes and extraordinary item differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the years ended December 31, 2010, 2009 and 2008 as a result of the following:

	Predecessor
(In millions)	2010	2009	2008

Income (loss) before income taxes and extraordinary item	$1,169	$(1,682)	$(2,043)

Income tax (provision) benefit:
Expected income tax (provision) benefit	(409)	588	715
Increase (decrease) in income taxes resulting from:
Valuation allowance (1)	1,166	(615)	(331)
Plans of Reorganization	1,043	–	–
Subpart F income	(107)	–	–
Worthless stock (2)	–	308	–
Tax reserves	–	45	(6)
Goodwill (3)	–	–	(251)
Foreign exchange	9	(230)	313
State income taxes, net of federal income tax benefit	2	12	2
Foreign taxes	(72)	30	(323)
Other, net	(26)	(16)	(27)

	$1,606	$122	$92

(1)	See “Deferred income taxes” section below for a discussion of the valuation allowance.

(2)	Subsequent to the commencement of Abitibi’s CCAA Proceedings, in 2009, we concluded that our investment in the common stock of Abitibi no longer had any value and therefore, we recorded a $308 million tax benefit for a worthless stock deduction, which represented the estimated tax basis in our investment in Abitibi of approximately $800 million.

(3)	We recorded goodwill impairment charges of $810 million during the year ended December 31, 2008. No tax benefits were provided by these charges.
In 2009, we recorded a tax recovery of approximately $141 million related to the asset impairment charges associated with our investment in MPCo while it was an asset held for sale. For additional information, see Note 6, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges.”

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Deferred income taxes
Based on the existence of significant negative evidence such as a cumulative three-year loss and our financial condition, we concluded that a valuation allowance was necessary on substantially all of our net deferred tax assets in 2008, 2009 and 2010 until the Emergence Date on the basis that the tax benefits would not be realized. Upon emergence from the Creditor Protection Proceedings, we evaluated the need for a valuation allowance against our net deferred tax assets and determined that post-emergence, we expect to generate sufficient taxable income in the future to realize the deferred tax assets and accordingly, determined that we do not need a valuation allowance against certain deferred tax assets. In making this determination, we primarily focused on a post-reorganization outlook, which reflects a new capital structure, new contractual arrangements and a new asset structure with new values under the application of fresh start accounting as of December 31, 2010. Management has reassessed the prior three-year operating performance and adjusted the past results to reflect that we would have had cumulative three-year profits had the changes in the Company that were effective on the Emergence Date been in place during that three-year period. The weight of this positive evidence, together with the positive evidence of our expected future performance, resulted in the conclusion by management that upon emergence from the Creditor Protection Proceedings, valuation allowances were not required for most deferred tax assets. Therefore, the valuation allowances were reversed as part of the implementation of the Plans of Reorganization and the application of fresh start accounting. As a result, we have significant net deferred tax assets recorded on the Successor Company’s Consolidated Balance Sheet as of December 31, 2010.
Deferred income taxes as of December 31, 2010 and 2009 were comprised of the following:

	Successor	Predecessor
(In millions)	2010	2009

Fixed assets, net	$–	$(119)
Other long-term liabilities	(31)	–
Deferred gains	(37)	(98)
Other assets	(4)	6

Deferred income tax liabilities	(72)	(211)

Current assets and liabilities	71	89
Employee benefits	416	139
Fixed assets, net	317	–
Research and development expense pool	264	234
Tax credit carryforwards	220	252
Ordinary loss carryforwards	598	968
Capital loss carryforwards	371	–
Valuation allowance	(474)	(1,552)

Deferred income tax assets	1,783	130

Net deferred income tax asset (liability)	$1,711	$(81)

As of December 31, 2010, we had U.S. federal and state net operating loss carryforwards of $1,382 million and $2,344 million, respectively, and Canadian federal and provincial (excluding Quebec) net operating loss carryforwards of $354 million and Quebec net operating loss carryforwards of $573 million. In addition, $474 million of Canadian investment tax credit and expense carryforwards and $14 million of U.S. tax credit carryforwards were available to reduce future income taxes. The U.S. federal and state loss carryforwards expire at various dates up to 2029. The Canadian non-capital loss and investment tax credit carryforwards expire at various dates between 2014 and 2030. Of the U.S. tax credit carryforwards, $5 million consists of alternative minimum tax credits that have no expiration. Our U.S. federal net operating loss carryforwards are subject to the U.S. Internal Revenue Code of 1986, as amended (the “Code”) § 382 (“IRC § 382”) limitation due to an ownership change that occurred on the Emergence Date. We do not expect that this IRC § 382 limit will affect the utilization of our U.S. federal net operating loss carryforwards prior to their expiration. A valuation allowance has been recorded against certain deferred tax assets where recovery of the asset or carryforward is not likely.
The balance of the most significant tax attributes and their dates of expiration as of December 31, 2010 were as follows:

	Successor
(Dollars in millions)	Total	Expiration

U.S. federal ordinary loss carryforwards	$1,382	2029
Canadian federal and provincial (excluding Quebec) ordinary loss carryforwards	354	2014 – 2030
Quebec ordinary loss carryforwards	573	2014 – 2030
Canadian undepreciated capital costs	3,291	Indefinite
Research and development expense pool	936	Indefinite
Canadian research and development tax credits	474	2019 – 2029
Capital loss carryforward	1,210	2014

Since it is more likely than not that the capital loss carryforward will not be realized, a full valuation allowance has been recorded.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
As of December 31, 2010 and 2009, we had unremitted earnings of our subsidiaries outside the U.S. totaling $50 million and $169 million, respectively, which have been deemed to be permanently invested. No deferred tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S. During 2010, we recognized $305 million of U.S. Sub-Part F taxable income from the 2009 sale of our investment in MPCo. In the future, we will have the ability to repatriate this $305 million from Canada to the U.S. as previously-taxed income on a tax-free basis.
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
Income tax reserves
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010 and 2009 was as follows:

	Predecessor
(In millions)	2010	2009

Beginning of year	$206	$138
Increase (decrease) in unrecognized tax benefits resulting from:
Positions taken in a prior period	2	(17)
Positions taken in the current period	42	105
Settlements with taxing authorities	–	(25)
Change in Canadian foreign exchange rate	(1)	15
Expiration of statute of limitations	(58)	(10)

End of year (2010: Successor; 2009: Predecessor)	$191	$206

We recognize interest and penalties accrued related to unrecognized tax benefits as components of income tax benefit. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $135 million. If recognized, these items would impact our Consolidated Statements of Operations and our effective tax rate. We anticipate that the total amount of unrecognized tax benefits will decrease by approximately $55 million during the next twelve months due to certain U.S. and Canadian federal statute of limitations expiring, primarily in the third quarter of 2011. As discussed below, we expect to effectively settle the 2009 IRS audit that is currently in progress. During 2010, we reversed approximately $58 million of liabilities for unrecognized tax benefits, mainly due to certain U.S. and Canadian statute of limitations either expiring or effectively expiring due to our emergence from the Creditor Protection Proceedings.
In the normal course of business, we are subject to audits from the federal, state, provincial and other tax authorities regarding various tax liabilities. The U.S. federal statute of limitations for tax years prior to 2009 effectively expired on December 9, 2010, the date we emerged from the Creditor Protection Proceedings. We are currently under audit by the IRS for our 2009 tax year. We do not expect any changes to our reported 2009 tax loss and expect to effectively settle this audit during 2011. The Canadian taxing authorities are auditing years 2006 through 2009 for our Canadian entities. There were no significant adjustments to our tax liabilities arising from any audits over the last three years.
Any audits may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amount accrued. We believe that taxes accrued in our Consolidated Balance Sheets fairly represent the amount of future tax liability due.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Note 22. Commitments and Contingencies
Creditor Protection Proceedings
For information regarding the Creditor Protection Proceedings from which we emerged on December 9, 2010, see Note 1, “Organization and Basis of Presentation – Creditor Protection Proceedings,” and Note 3, “Creditor Protection Proceedings.”
BCFC Bankruptcy and Insolvency Act filing
As part of a negotiated resolution to certain objections to the Plans of Reorganization, as reflected in the U.S. Court’s order confirming the Chapter 11 Reorganization Plan, BCFC has been dismissed from the CCAA Proceedings and is expected to be dismissed from the Chapter 11 Cases. In addition, BCFC has made an assignment for the benefit of its creditors under the Bankruptcy and Insolvency Act (Canada) (the “BIA”). BCFC appointed a trustee as its representative in the BIA filing, whose responsibilities are to prosecute its claims (including a disputed claim in the Creditor Protection Proceedings), distribute its property, if any, and others as provided by the BIA. As a result of the BIA filing, we lost control over and the ability to influence this entity. As a result, effective as of the date of the BIA filing, the financial position, results of operations and cash flows of BCFC are no longer consolidated in our consolidated financial statements. We are now accounting for BCFC using the cost method of accounting.
Extraordinary loss on expropriation of assets
On August 24, 2010, we reached a settlement agreement with the government of Canada, which was subsequently approved by the Courts, concerning the December 2008 expropriation of certain of our assets and rights in the province of Newfoundland and Labrador by the provincial government pursuant to the Abitibi-Consolidated Rights and Assets Act, S.N.L. 2008, c.A-1.01 (“Bill 75”). Under the agreement, the government of Canada agreed to pay AbiBow Canada Cdn$130 million ($130 million) following our emergence from the Creditor Protection Proceedings. On February 25, 2010, we had filed a Notice of Arbitration against the government of Canada under NAFTA, asserting that the expropriation was arbitrary, discriminatory and illegal. As part of the settlement agreement, we agreed to waive our legal actions and claims against the government of Canada under NAFTA.
Bill 75 was introduced following our December 4, 2008 announcement of the permanent closure of our Grand Falls, Newfoundland and Labrador newsprint mill to expropriate, among other things, all of our timber rights, water rights, leases and hydroelectric assets in the province of Newfoundland and Labrador, whether partially or wholly owned through our subsidiaries and affiliated entities. The province also announced that it did not plan to compensate us for the loss of the water and timber rights, but indicated that it may compensate us for certain of our hydroelectric assets. However, it made no commitment to ensure that such compensation would represent the fair market value of such assets. As a result of the expropriation, in the fourth quarter of 2008, we recorded, as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million.
In December 2010, following our emergence from the Creditor Protection Proceedings, we received the settlement amount. Since the receipt of the settlement was contingent upon our emergence from the Creditor Protection Proceedings, we recorded the settlement in “Reorganization items, net” in our Consolidated Statements of Operations for the year ended December 31, 2010.
Legal items
We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims, Aboriginal claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Although the final outcome of any of these matters is subject to many variables and cannot be predicted with any degree of certainty, we establish reserves for a matter (including legal costs expected to be incurred) when we believe an adverse outcome is probable and the amount can be reasonably estimated. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, but it could have a material adverse effect on our results of operations in any given quarter or year.
Subject to certain exceptions, all litigation against the Debtors that arose out of pre-petition conduct or acts was subject to the automatic stay provisions of Chapter 11 and the CCAA and the orders of the Courts rendered thereunder and subject to certain exceptions, any recovery by the plaintiffs in those matters was treated consistently with all other general unsecured claims in the Creditor Protection Proceedings, i.e., to the extent a disputed general unsecured claim becomes an accepted

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
claim, the claimholder would be entitled to receive a ratable amount of Successor Company common stock from the reserve established on the Emergence Date for this purpose, as discussed in Note 3, “Creditor Protection Proceedings.” As a result, we believe that these matters will not have a material adverse effect on our results of operations or financial position.
On March 31, 2010, the Canadian Court dismissed a motion for declaratory judgment brought by the province of Newfoundland and Labrador, awarding costs in our favor, and thus confirmed our position that the five orders the province issued under section 99 of its Environmental Protection Act on November 12, 2009 were subject to the stay of proceedings pursuant to the Creditor Protection Proceedings. The province of Newfoundland and Labrador’s orders could have required us to proceed immediately with the environmental remediation of various sites we formerly owned or operated, some of which the province expropriated in December 2008 with Bill 75. The Quebec Court of Appeal denied the province’s request for leave to appeal on May 18, 2010. An appeal of that decision is now pending before the Supreme Court of Canada, which will hear the matter on November 16, 2011. If leave to appeal is ultimately granted and the appeal is allowed, we could be required to make additional environmental remediation payments without regard to the Creditor Protection Proceedings, which payments could have a material impact on our results of operations or financial condition.
We settled certain matters on December 23, 2010 relating to Woodbridge’s March 9, 2010 motion in the U.S. Court to force ACSC to reject the partnership agreement governing ANC (an appeal of which to the U.S. Court was rejected) and our U.S. Court-approved rejection in October 2009 of an amended and restated call agreement in respect of ANI, an indirect subsidiary of Woodbridge and our former partner in ANC. ANC is the partnership that owned and operated the Augusta newsprint mill before we purchased from Woodbridge all of the issued and outstanding securities of ANI. Woodbridge’s claims for damages resulting from our rejection of the amended and restated call agreement remains a disputed general unsecured claim in the claims resolution process. If Woodbridge’s claims are successful, any award would be settled out of the share reserve and would not impact our results of operations and cash flows. The call agreement would have obligated ACSC to either buy out ANI at a price well above market, or risk losing all of its equity in the joint venture pursuant to forced sale provisions. In connection with the settlement, we entered into a stock purchase agreement pursuant to which ANC acquired from Woodbridge all of the issued and outstanding voting securities of ANI. ANI owned a 47.5% interest in ANC and ACSC owned the remaining 52.5% interest. After giving effect to the transaction on January 14, 2011, ANC distributed the ANI securities to ACSC, and ANI thus became a wholly-owned subsidiary of ACSC and a wholly-owned subsidiary of ours.
Following the announcement of the permanent closure of our Donnacona paper mill, on December 3, 2008, the Centrale Syndicale Nationale (“CSN”) and the employees of the Donnacona mill filed against us, Investissement Quebec and the government of the province of Quebec a civil lawsuit before the Superior Court of the district of Quebec. The CSN and the employees also filed a grievance claim for labor arbitration on the same basis. The CSN and the employees had claimed an amount of approximately $48 million in salary through April 30, 2011, as well as moral and exemplary damages, arguing that we failed to respect the obligations subscribed in the context of a loan made by Investissement Quebec. The CSN and the employees had also claimed that Investissement Quebec and the government were solidarily responsible for the loss allegedly sustained by the employees. We settled the matter and the two related grievances in the fourth quarter of 2010 and, as a result, recognized an approximate $5 million general unsecured claim, which will be settled out of the share reserve and will not impact our cash flows.
On June 18, 2007, The Levin Group, L.P. filed a complaint against Bowater in the Supreme Court of New York, New York County, asserting claims for breach of contract and related claims relating to certain advisory services purported to have been provided by the plaintiff in connection with the combination of Bowater and Abitibi. The Levin Group sought damages of not less than $70 million, related costs and such other relief as the court deemed just and proper. As part of the Creditor Protection Proceedings, we filed a motion with the U.S. Court to reject the engagement letter entered into with The Levin Group pursuant to which The Levin Group was asserting the claims. As a result, The Levin Group filed a proof of claim for approximately $88 million in the Chapter 11 claims process, which remains a disputed general unsecured claim that will be resolved in the claims resolution process. Accordingly, to the extent The Levin Group is successful, we expect any award would be settled out of the share reserve and would not impact our results of operations and cash flows.
Since late 2001, Bowater, several other paper companies, and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury. These suits have been filed by approximately 1,800 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York and Texas. Approximately 1,000 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 800 claims remain. We expect that any resulting liability would be a general unsecured claim in the claims resolution process, which would be settled out of the share reserve and would not impact our results of operations and cash flows.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Lumber duties
On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U.S. became effective (the “2006 Softwood Lumber Agreement”). The 2006 Softwood Lumber Agreement provides for, among other things, softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. Volume quotas have been established for each company within the provinces of Ontario and Quebec based on historical production, and the volume quotas are not transferable between provinces. U.S. composite prices would have to rise above $355 composite per thousand board feet before the quota volume restrictions would be lifted, which had not occurred since the implementation of the 2006 Softwood Lumber Agreement.
In 2005, the province of Quebec mandated that the annual harvests of softwood timber on Crown-owned land would be reduced 20% below 2004 levels. The 20% reduction was required to be achieved, on average, for the period 2005 to 2008. In December 2006, the province of Quebec increased that reduction to 23.8% below 2004 levels for the period 2008 to 2013. These requirements did not have any material impact on our results of operations or financial position during 2008, 2009 or 2010.
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
We may be a “potentially responsible party” with respect to four hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“Superfund”) or the Resource Conservation and Recovery Act (“RCRA”) corrective action authority. The first two sites are on CNC timberland tracts in South Carolina. One was already contaminated when acquired, and subsequently, the prior owner remediated the site and continues to monitor the groundwater. On the second site, several hundred steel drums containing textile chemical residue were discarded by unknown persons. The third site, at our mill in Coosa Pines, contained buried drums and has been remediated pursuant to RCRA and the RCRA permit has been closed. We continue to monitor the groundwater. The fourth site is called Alternate Energy Resources and involves ANC. ANC shipped to this site less than 100,000 gallons of waste to be disposed of and ANC’s share of the remediation costs is less than 0.5%. We believe we will not be liable for any significant amounts at any of these sites.
We were charged by the Quebec Ministry of Natural Resources (“QMNR”) for penal violations related to our woodlands operations. The proposed penalties for two of these charges are above Cdn$100,000 and allege that wood volume cut in July 2005 was above the authorized allowances. A settlement has been reached with the QMNR for all of these infractions as part of the restructuring process.
As of December 31, 2010, we have recorded $4 million for environmental liabilities, which represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for environmental liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management. These liabilities are included in “Accounts payable and accrued liabilities” or “Other long-term liabilities” in our Consolidated Balance Sheets.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
The activity in our environmental liabilities for the years ended December 31, 2010 and 2009 was as follows:

	Predecessor
(In millions)	2010	2009

Beginning of year	$27	$18
Additions	33	11
Payments	(2)	(2)
Compromise and settlement due to distribution of Successor Company common stock on account of unsecured creditor claims	(38)	–
Write-off of liabilities for which no claim was filed against us in the Creditor Protection Proceedings	(15)	–
Transfer from (to) liabilities associated with assets held for sale	2	(2)
Foreign exchange	–	–
Other	(3)	2

End of year (2010: Successor; 2009: Predecessor)	$4	$27

Other representations, warranties and indemnifications
We make representations and warranties and offer indemnities to counterparties in connection with commercial transactions like asset sales and other commercial agreements. Indemnification obligations generally are standard contractual terms, are entered into in the normal course of business and are related to contingencies that are not expected to occur at the time of the agreement. We are not able to develop an estimate of the maximum payout under these indemnification obligations, but we believe that it is unlikely that we will be required to make material payments under those arrangements and, except as otherwise noted, no material liabilities related thereto have been recognized in our consolidated financial statements.
In connection with the sale of our investment in MPCo in December 2009, we provided certain undertakings and indemnities to Alcoa, our former partner in MPCo, including an indemnity for potential tax liabilities arising from the transaction. As discussed in Note 17, “Liquidity and Debt – Debt – Financings during Creditor Protection Proceedings – ULC DIP Facility,” the ULC maintained a reserve of approximately Cdn $80 million ($80 million, based on the exchange rate in effect on December 31, 2010) and Cdn $52 million ($49 million, based on the exchange rate in effect on December 31, 2009) as of December 31, 2010 and 2009, respectively, to secure those obligations. This reserve was included as restricted cash in “Other assets” in our Consolidated Balance Sheets as of December 31, 2010 and 2009. As discussed in Note 6, “Closure Costs, Impairment of Assets Other than Goodwill and Other Related Charges,” in 2010, we recorded an $8 million tax indemnification liability, which will be paid from this reserve in 2011. We believe it is unlikely that we will be required to make additional material payments pursuant to our undertakings and indemnities and therefore have recorded no additional liability as of December 31, 2010.
Note 23. Share Capital
Successor Company
Overview
AbitibiBowater Inc. is authorized under its certificate of incorporation, which was amended and restated on the Emergence Date, to issue up to 200 million shares of capital stock, consisting of: (i) 190 million shares of common stock, par value $0.001 per share and (ii) 10 million shares of preferred stock, par value $0.001 per share.
Preferred stock
As of December 31, 2010, no preferred shares were issued and outstanding.
Common stock
On the Emergence Date and pursuant to the Plans of Reorganization, we issued an aggregate of 97,134,954 shares of common stock and reserved 9,020,960 shares of common stock for future issuance under the AbitibiBowater Inc. 2010 Equity Incentive Plan. On December 17, 2010, 73,752,881 shares of common stock were distributed to the holders of unsecured claims as of the applicable distribution record date under the Plans of Reorganization on account of allowed unsecured creditor claims. As of December 31, 2010, we held the remaining 23,382,073 shares of common stock in reserve for the benefit of holders of disputed claims. We will make supplemental interim distributions of shares from this reserve to unsecured creditors as and if disputed claims are allowed or accepted.
Consistent with the confirmation order in respect of our and our U.S. Debtors’ Chapter 11 Reorganization Plan and applicable law, we relied on section 1145(a)(1) of Chapter 11 to exempt the issuance of these shares of common stock and their distribution to unsecured creditors from the registration requirements of the Securities Act.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Treasury stock
On December 31, 2010, AbitibiBowater Inc. issued 17,010,728 shares of unregistered common stock to Donohue as part of an internal tax restructuring contemplated by the Plans of Reorganization. The shares were issued to Donohue in exchange for all of the outstanding shares of common stock of two of Donohue’s wholly-owned subsidiaries, each of which also is an indirect wholly-owned subsidiary of ours. We accounted for these shares as treasury stock in our Consolidated Balance Sheets and since these shares were acquired by Donohue from AbitibiBowater Inc. through an intercompany transaction which was eliminated in our consolidated financial statements, there was no cost to the consolidated entity for such treasury stock. The issuance of the shares to Donohue was made without registration under the Securities Act in reliance on the exemption from registration provided under section 4(2) thereof.
Predecessor Company
Overview
As of the Emergence Date and pursuant to the Plans of Reorganization, each share of the Predecessor Company’s common stock and preferred stock and each exchangeable share, option, warrant, conversion privilege or other legal or contractual right to purchase shares of the Predecessor Company’s common stock, in each case to the extent outstanding immediately before the Emergence Date, was canceled and the holders thereof are not entitled to receive or retain any property on account thereof.
Preferred stock
The Predecessor Company was authorized to issue 10 million shares of serial preferred stock, $1 par value per share. As of December 31, 2009, no preferred shares were issued and outstanding.
Common stock
The Predecessor Company was authorized to issue 150 million shares of common stock, $1 par value per share. As of December 31, 2009, 3.0 million shares of common stock were reserved for issuance upon the exchange of ABCI exchangeable shares, 37.0 million shares of common stock were reserved for issuance upon the conversion of the Convertible Notes and 5.6 million shares of common stock were reserved for issuance upon the exercise from time to time of stock options and other share-based awards.
Exchangeable shares
ABCI had issued exchangeable shares of no par value (the “Exchangeable Shares”). The Exchangeable Shares were exchangeable at any time, at the option of the holder, on a one-for-one basis for shares of Predecessor Company common stock. As of December 31, 2009, there were 3.0 million Exchangeable Shares issued and outstanding. Holders of Exchangeable Shares had voting rights substantially equivalent to holders of our common stock and were entitled to receive dividends equivalent, on a per-share basis, to dividends paid by us on our common stock.
Dividends
We did not declare or pay any dividends on our common stock during the years ended December 31, 2010, 2009 and 2008.
Note 24. Timberland and Operating Leases and Purchase Obligations
We lease approximately 40,000 acres of timberlands under long-term leases for which aggregate lease payments were less than $1 million each year in 2010, 2009 and 2008. These lease costs are capitalized as part of timberlands included in fixed assets and are charged against income at the time the timber is harvested. In addition, we lease certain office premises, office equipment and transportation equipment under operating leases for which total expense was $17 million in 2010, $24 million in 2009 and $33 million in 2008. In the normal course of business, we have also entered into various supply agreements, guarantees, purchase commitments and cutting rights agreements (for land that we manage for which we make payments to various Canadian provinces based on the amount of timber harvested). Total expense for these agreements, guarantees and purchase commitments was $174 million in 2010, $174 million in 2009 and $362 million in 2008.
As of December 31, 2010, the future minimum rental payments under timberland and operating leases and commitments for purchase obligations were as follows:

	Timberland	Purchase	Operating
(In millions)	Leases	Obligations (1)	Leases, Net

2011	$–	$20	$8
2012	–	19	5
2013	–	16	3
2014	–	13	2
2015	–	11	1
Thereafter	2	170	7

	$2	$249	26

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

(1)	Purchase obligations include, among other things, a bridge and railroad contract for our Fort Frances, Ontario operations with commitments totaling $136 million through 2044.
Note 25. Alternative Fuel Mixture Tax Credits
During 2009, the Code provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, was refundable to the taxpayer. During the year ended December 31, 2009, we recorded $276 million of these credits, which were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. According to the Code, the tax credit expired at the end of 2009.
Note 26. Segment Information
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are newsprint, coated papers, specialty papers, market pulp and wood products.
None of the income or loss items following “Operating loss” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, impairment of goodwill, closure costs, impairment of assets other than goodwill and other related charges, employee termination costs, net gain on disposition of assets and other, costs associated with our unsuccessful refinancing efforts and other discretionary charges or credits are not allocated to our segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets.
Only assets which are identifiable by segment and reviewed by our management are allocated to segment assets. Allocated assets include goodwill and finished goods inventory. All other assets are not identifiable by segment and are included in Corporate and Other.
Information about certain segment data as of and for the years ended December 31, 2010, 2009 and 2008 was as follows:

		Coated	Specialty	Market	Wood	Corporate	Consolidated
(In millions)	Newsprint	Papers	Papers	Pulp (1)	Products	and Other	Total

Sales
2010 (Predecessor)	$1,804	$482	$1,321	$715	$424	$–	$4,746
2009 (Predecessor)	1,802	416	1,331	518	290	9	4,366
2008 (Predecessor)	3,238	659	1,829	626	418	1	6,771

Depreciation, amortization and cost of timber harvested
2010 (Predecessor)	$225	$30	$128	$49	$42	$19	$493
2009 (Predecessor)	291	28	151	52	49	31	602
2008 (Predecessor)	341	37	239	53	40	16	726

Operating (loss) income (2)
2010 (Predecessor)	$(171)	$31	$(44)	$137	$9	$(122)	$(160)
2009 (Predecessor) (3)	(353)	89	85	112	(56)	(252)	(375)
2008 (Predecessor)	30	126	(14)	66	(69)	(1,569)	(1,430)

Capital expenditures
2010 (Predecessor)	$26	$4	$34	$7	$9	$1	$81
2009 (Predecessor)	36	3	43	9	9	1	101
2008 (Predecessor)	67	7	72	18	16	6	186

Assets (4)
2010 (Successor)	$43	$15	$52	$37	$37	$6,972	$7,156
2009 (Predecessor)	74	65	46	28	42	6,857	7,112
2008 (Predecessor)	78	76	76	51	49	7,742	8,072

(1)	For the years ended December 31, 2010, 2009 and 2008, market pulp sales excluded inter-segment sales of $22 million, $17 million and $20 million, respectively.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

(2)	Corporate and Other operating loss for the years ended December 31, 2010, 2009 and 2008 included the following special items:

	Predecessor
(In millions)	2010	2009	2008

Net gain on disposition of assets and other	$30	$91	$49
Closure costs, impairment of assets other than goodwill and other related charges	(11)	(202)	(481)
Write-downs of inventory	–	(17)	(30)
Employee termination costs	–	(2)	(43)
Reversal of previously recorded Canadian capital tax liabilities due to new legislation	–	16	–
Fees for unsuccessful refinancing efforts	–	(10)	–
Impairment of goodwill	–	–	(810)

	$19	$(124)	$(1,315)

(3)	For the year ended December 31, 2009, operating (loss) income for newsprint, coated papers, specialty papers and market pulp included $15 million, $62 million, $34 million and $165 million, respectively, for the alternative fuel mixture tax credits. Reference is made to Note 25, “Alternative Fuel Mixture Tax Credits,” for additional information.

(4)	The decrease in assets in 2010 compared to 2009 was primarily due to the revaluation of assets to fair value as a result of the application of fresh start accounting, the sale of assets and a decrease in cash and cash equivalents as of December 31, 2010. The decrease in assets in 2009 compared to 2008 relates primarily to planned reductions in inventory levels, the sale of assets and the impairments of long-lived assets and asset held for sale, partially offset by an increase in cash and cash equivalents.
We sell newsprint to various joint venture partners (partners with us in the ownership of certain mills we operate). Sales to our joint venture partners, which are transacted at arm’s length negotiated prices, were $294 million, $301 million and $506 million in 2010, 2009 and 2008, respectively. Amounts due from joint venture partners were $35 million and $33 million as of December 31, 2010 and 2009, respectively, and are included in “Accounts receivable, net” in our Consolidated Balance Sheets.
Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of our 2010, 2009 or 2008 consolidated sales. No country in the “Other countries” group in the table below exceeded 2% of consolidated sales. Sales by country for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Predecessor
(In millions)	2010	2009	2008

United States	$2,775	$2,852	$4,583

Foreign countries:
Canada	703	508	559
Mexico	166	93	141
Brazil	156	118	202
Italy	128	83	92
India	96	34	133
United Kingdom	73	188	281
Korea	36	88	104
Other countries	613	402	676

	1,971	1,514	2,188

	$4,746	$4,366	$6,771

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Long-lived assets, which exclude goodwill, intangible assets, derivative financial instruments and deferred tax assets, by country, as of December 31, 2010, 2009 and 2008 were as follows:

	Successor	Predecessor
(In millions)	2010	2009	2008

United States	$1,189	$1,449	$1,812

Foreign countries:
Canada	1,736	2,785	2,968
Korea	32	102	112
United Kingdom	–	78	72

	1,768	2,965	3,152

	$2,957	$4,414	$4,964

Note 27. Condensed Consolidating Financial Information
The following information is presented in accordance with Rule 3-10 of Regulation S-X and the public information requirements of Rule 144 promulgated pursuant to the Securities Act in connection with AbitibiBowater Inc.’s issuance of the 2018 Notes that are fully and unconditionally guaranteed, on a joint and several basis, by all of our 100% owned material U.S. subsidiaries (the “Guarantor Subsidiaries”). The 2018 Notes are not guaranteed by our foreign subsidiaries and our less than 100% owned U.S. subsidiaries (the “Non-guarantor Subsidiaries”).
The following condensed consolidating financial information sets forth the Balance Sheets as of December 31, 2010 and 2009 and the Statements of Operations and Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 for AbitibiBowater Inc. (the “Parent”), the Guarantor Subsidiaries on a combined basis and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010 (Predecessor)

		Guarantor	Non-guarantor	Consolidating
(In millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Sales	$–	$2,761	$3,393	$(1,408)	$4,746
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	2,389	2,743	(1,408)	3,724
Depreciation, amortization and cost of timber harvested	–	133	360	–	493
Distribution costs	–	134	419	–	553
Selling and administrative expenses	34	36	85	–	155
Reserve for receivables from subsidiaries	(32)	–	–	32	–
Closure costs, impairment of assets other than goodwill and other related charges	–	2	9	–	11
Net gain on disposition of assets and other	–	(13)	(17)	–	(30)

Operating (loss) income	(2)	80	(206)	(32)	(160)
Interest expense	(26)	(96)	(371)	10	(483)
Other (expense) income, net	(1)	66	29	(183)	(89)
Parent’s equity in income of subsidiaries	1,652	–	–	(1,652)	–

Income (loss) before reorganization items and income taxes	1,623	50	(548)	(1,857)	(732)
Reorganization items, net	(185)	1,274	4,848	(4,036)	1,901

Income (loss) before income taxes	1,438	1,324	4,300	(5,893)	1,169
Income tax benefit (provision)	8	461	1,145	(8)	1,606

Net income (loss) including noncontrolling interests	1,446	1,785	5,445	(5,901)	2,775
Net income attributable to noncontrolling interests	–	–	(161)	–	(161)

Net income (loss) attributable to AbitibiBowater Inc.	$1,446	$1,785	$5,284	$(5,901)	$2,614

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009 (Predecessor)

		Guarantor	Non-guarantor	Consolidating
(In millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Sales	$–	$2,519	$3,222	$(1,375)	$4,366
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	2,052	2,666	(1,375)	3,343
Depreciation, amortization and cost of timber harvested	–	147	455	–	602
Distribution costs	–	120	367	–	487
Selling and administrative expenses	29	74	95	–	198
Reserve for receivables from subsidiaries	410	299	–	(709)	–
Closure costs, impairment of assets other than goodwill and other related charges	–	111	91	–	202
Net gain on disposition of assets and other	–	(13)	(78)	–	(91)

Operating (loss) income	(439)	(271)	(374)	709	(375)
Interest expense	(40)	(136)	(464)	43	(597)
Other income (expense), net	12	38	(78)	(43)	(71)
Parent’s equity in loss of subsidiaries	–	–	–	–	–

(Loss) income before reorganization items and income taxes	(467)	(369)	(916)	709	(1,043)
Reorganization items, net	(2)	(193)	(444)	–	(639)

(Loss) income before income taxes	(469)	(562)	(1,360)	709	(1,682)
Income tax (provision) benefit	–	(24)	146	–	122

Net (loss) income including noncontrolling interests	(469)	(586)	(1,214)	709	(1,560)
Net loss attributable to noncontrolling interests	–	–	7	–	7

Net (loss) income attributable to AbitibiBowater Inc.	$(469)	$(586)	$(1,207)	$709	$(1,553)

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008 (Predecessor)

		Guarantor	Non-guarantor	Consolidating
(In millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Sales	$–	$4,127	$4,048	$(1,404)	$6,771
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	3,483	3,065	(1,404)	5,144
Depreciation, amortization and cost of timber harvested	–	194	532	–	726
Distribution costs	–	221	536	–	757
Selling and administrative expenses	36	135	161	–	332
Impairment of goodwill	–	235	575	–	810
Closure costs, impairment of assets other than goodwill and other related charges	–	28	453	–	481
Net gain on disposition of assets and other	–	(45)	(4)	–	(49)

Operating loss	(36)	(124)	(1,270)	–	(1,430)
Interest expense	(88)	(238)	(495)	115	(706)
Other income (expense), net	35	113	60	(115)	93
Parent’s equity in loss of subsidiaries	(1,837)	–	–	1,837	–

(Loss) income before income taxes and extraordinary item	(1,926)	(249)	(1,705)	1,837	(2,043)
Income tax benefit (provision)	32	(39)	99	–	92

(Loss) income before extraordinary item	(1,894)	(288)	(1,606)	1,837	(1,951)
Extraordinary loss on expropriation of assets, net of tax of $0	–	–	(256)	–	(256)
Parent’s equity share of extraordinary loss recorded by a subsidiary on expropriation of assets, net of tax of $0	(256)	–	–	256	–

Net (loss) income including noncontrolling interests	(2,150)	(288)	(1,862)	2,093	(2,207)
Net income attributable to noncontrolling interests	–	–	(27)	–	(27)

Net (loss) income attributable to AbitibiBowater Inc.	$(2,150)	$(288)	$(1,889)	$2,093	$(2,234)

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010 (Successor)

		Guarantor	Non-guarantor	Consolidating
(In millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$–	$164	$155	$–	$319
Accounts receivable	–	348	506	–	854
Accounts receivable from affiliates	40	–	287	(327)	–
Inventories	–	158	280	–	438
Assets held for sale	–	15	683	–	698
Deferred income tax assets	–	31	16	–	47
Note and interest receivable from parent	–	864	–	(864)	–
Note receivable from affiliate	–	10	–	(10)	–
Other current assets	–	25	63	–	88

Total current assets	40	1,615	1,990	(1,201)	2,444

Fixed assets	–	858	1,783	–	2,641
Amortizable intangible assets	–	–	19	–	19
Deferred income tax assets	–	439	1,297	–	1,736
Note receivable from affiliate	–	30	–	(30)	–
Investments in and advances to consolidated subsidiaries	5,977	2,933	–	(8,910)	–
Other assets	–	34	168	114	316

Total assets	$6,017	$5,909	$5,257	$(10,027)	$7,156

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$26	$175	$367	$–	$568
Accounts payable to affiliates	178	99	–	(277)	–
Note and interest payable to a subsidiary	864	–	–	(864)	–
Note payable to affiliate	–	–	10	(10)	–
Liabilities associated with assets held for sale	–	–	289	–	289

Total current liabilities	1,068	274	666	(1,151)	857

Long-term debt	905	–	–	–	905
Long-term debt due to affiliates	–	–	30	(30)	–
Pension and other postretirement projected benefit obligations	–	362	910	–	1,272
Deferred income tax liabilities	–	–	72	–	72
Other long-term liabilities	–	32	31	–	63

Total liabilities	1,973	668	1,709	(1,181)	3,169

Total equity	4,044	5,241	3,548	(8,846)	3,987

Total liabilities and equity	$6,017	$5,909	$5,257	$(10,027)	$7,156

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009 (Predecessor)

		Guarantor	Non-guarantor	Consolidating
(In millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$–	$418	$338	$–	$756
Accounts receivable, net	–	334	310	–	644
Accounts receivable from affiliates	–	51	234	(285)	–
Inventories, net	–	177	407	(3)	581
Assets held for sale	–	50	2	–	52
Deferred income tax assets	–	20	6	–	26
Note receivable from affiliate	–	8	–	(8)	–
Other current assets	–	67	46	–	113

Total current assets	–	1,125	1,343	(296)	2,172

Fixed assets, net	–	1,218	2,679	–	3,897
Amortizable intangible assets, net	–	–	473	–	473
Note receivable from affiliate	–	30	–	(30)	–
Investments in consolidated subsidiaries	–	3,105	–	(3,105)	–
Goodwill	–	53	–	–	53
Other assets	12	81	460	(36)	517

Total assets	$12	$5,612	$4,955	$(3,467)	$7,112

Liabilities and (deficit) equity
Liabilities not subject to compromise:
Current liabilities:
Accounts payable and accrued liabilities	$6	$250	$239	$(33)	$462
Accounts payable to affiliates	77	209	–	(286)	–
Note payable to affiliate	–	–	8	(8)	–
Debtor in possession financing	–	164	42	–	206
Short-term bank debt	–	204	476	–	680
Current portion of long-term debt	–	–	305	–	305
Liabilities associated with assets held for sale	–	20	15	–	35

Total current liabilities	83	847	1,085	(327)	1,688

Long-term debt, net of current portion	–	34	274	–	308
Long-term debt due to affiliate	–	–	30	(30)	–
Pension and other postretirement projected benefit obligations	–	17	72	–	89
Deferred income tax liabilities	–	72	268	(233)	107
Other long-term liabilities	–	37	134	(9)	162

Total liabilities not subject to compromise	83	1,007	1,863	(599)	2,354

Liabilities subject to compromise	1,025	2,962	4,141	(1,401)	6,727

Total liabilities	1,108	3,969	6,004	(2,000)	9,081

Total (deficit) equity	(1,096)	1,643	(1,049)	(1,467)	(1,969)

Total liabilities and (deficit) equity	$12	$5,612	$4,955	$(3,467)	$7,112

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010 (Predecessor)

		Guarantor	Non-guarantor	Consolidating
(In millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$–	$168	$(129)	$–	$39

Cash flows from investing activities:
Cash invested in fixed assets	–	(19)	(62)	–	(81)
Disposition of assets	–	43	53	–	96
Decrease in restricted cash	–	12	64	–	76
Collections on note receivable from affiliate	–	21	–	(21)	–
Increase in deposit requirements for letters of credit, net	–	–	(3)	–	(3)
Release of pension trust assets	–	8	–	–	8
Investment in and advances (to) from affiliates	(850)	100	750	–	–

Net cash (used in) provided by investing activities	(850)	165	802	(21)	96

Cash flows from financing activities:
Decrease in secured borrowings, net	–	(141)	–	–	(141)
Debtor in possession financing costs	–	(9)	(1)	–	(10)
Payments of debtor in possession financing	–	(166)	(40)	–	(206)
Term loan repayments	–	–	(347)	–	(347)
Short-term financing, net	–	(204)	(134)	–	(338)
Payments of note payable to affiliate	–	–	(21)	21	–
Issuance of long-term debt	850	–	–	–	850
Payments of long-term debt	–	(34)	(300)	–	(334)
Payments of financing and credit facility fees	–	(33)	(13)	–	(46)

Net cash provided by (used in) financing activities	850	(587)	(856)	21	(572)

Net decrease in cash and cash equivalents	–	(254)	(183)	–	(437)
Cash and cash equivalents:
Beginning of year	–	418	338	–	756

End of year (Successor)	$–	$164	$155	$–	$319

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009 (Predecessor)

		Guarantor	Non-guarantor	Consolidating
(In millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$–	$323	$(277)	$–	$46

Cash flows from investing activities:
Cash invested in fixed assets	–	(28)	(73)	–	(101)
Disposition of investment in Manicouagan Power Company	–	–	554	–	554
Disposition of other assets	–	16	103	–	119
Increase in restricted cash	–	(12)	(130)	–	(142)
Collections on note receivable from affiliate	–	15	–	(15)	–
Decrease in deposit requirements for letters of credit, net	–	–	49	–	49
Cash received in monetization of derivative financial instruments	–	–	5	–	5

Net cash (used in) provided by investing activities	–	(9)	508	(15)	484

Cash flows from financing activities:
Cash dividends to noncontrolling interests	–	–	(7)	–	(7)
Debtor in possession financing	–	166	95	–	261
Debtor in possession financing costs	–	(23)	(8)	–	(31)
Payment of debtor in possession financing	–	–	(55)	–	(55)
Short-term financing, net	–	(74)	67	–	(7)
Payments of note payable to affiliate	–	–	(15)	15	–
Payments of long-term debt	–	(1)	(117)	–	(118)
Payments of financing and credit facility fees	–	(8)	(1)	–	(9)

Net cash provided by (used in) financing activities	–	60	(41)	15	34

Net increase in cash and cash equivalents	–	374	190	–	564
Cash and cash equivalents:
Beginning of year	–	44	148	–	192

End of year	$–	$418	$338	$–	$756

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008 (Predecessor)

		Guarantor	Non-guarantor	Consolidating
(In millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash used in operating activities	$–	$(29)	$(391)	$–	$(420)

Cash flows from investing activities:
Cash invested in fixed assets	–	(54)	(132)	–	(186)
Disposition of Donohue	–	–	350	(350)	–
Disposition of other assets	–	210	10	–	220
Acquisition of Donohue	–	(350)	–	350	–
Issuance of note receivable from affiliate	(350)	–	–	350	–
Collection on note receivable from affiliate	–	–	130	(130)	–
Advances (to) from affiliate	–	(48)	48	–	–
Increase in deposit requirements for letters of credit, net	–	–	(69)	–	(69)
Cash received in monetization of derivative financial instruments	–	–	5	–	5
Other investing activities, net	–	–	3	–	3

Net cash (used in) provided by investing activities	(350)	(242)	345	220	(27)

Cash flows from financing activities:
Cash dividends to noncontrolling interests	–	–	(25)	–	(25)
Term loan financing	–	–	400	–	400
Term loan repayments	–	–	(53)	–	(53)
Short-term financing, net	–	75	(323)	–	(248)
Issuance of long-term debt	350	–	413	–	763
Issuance of note payable to affiliate	–	350	–	(350)	–
Payment of note payable to affiliate	–	(130)	–	130	–
Payments of long-term debt	–	(1)	(297)	–	(298)
Payments of financing and credit facility fees	–	(30)	(59)	–	(89)
Payments of equity issuance fees on Convertible Notes	–	(6)	–	–	(6)

Net cash provided by (used in) financing activities	350	258	56	(220)	444

Net (decrease) increase in cash and cash equivalents	–	(13)	10	–	(3)
Cash and cash equivalents:
Beginning of year	–	57	138	–	195

End of year	$–	$44	$148	$–	$192

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Note 28. Quarterly Information (Unaudited)

Year ended December 31, 2010 (Predecessor)	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Sales	$1,100	$1,182	$1,192	$1,272	$4,746
Operating (loss) income (1)	(110)	(73)	12	11	(160)
Net (loss) income attributable to AbitibiBowater Inc.	(500)	(297)	(829)	4,240	2,614
Basic net (loss) income per share attributable to AbitibiBowater Inc. common shareholders	(8.68)	(5.15)	(14.35)	73.48	45.30
Diluted net (loss) income per share attributable to AbitibiBowater Inc. common shareholders	(8.68)	(5.15)	(14.35)	44.82	27.63

Year ended December 31, 2009 (Predecessor)	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Sales	$1,113	$1,036	$1,091	$1,126	$4,366
Operating loss (2) (3)	(24)	(285)	(33)	(43)	(375)
Net loss attributable to AbitibiBowater Inc.	(218)	(510)	(511)	(314)	(1,553)
Basic and diluted net loss per share attributable to AbitibiBowater Inc. common shareholders	(3.78)	(8.84)	(8.85)	(5.43)	(26.91)

(1)	Operating (loss) income for the year ended December 31, 2010 included the following special items:

	Predecessor
	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter	Year

Net gain on disposition of assets and other	$9	$4	$1	$16	$30
Closure costs, impairment of assets other than goodwill and other related charges	(5)	(3)	3	(6)	(11)

	$4	$1	$4	$10	$19

(2)	Operating loss for the year ended December 31, 2009 included the following special items:

	Predecessor
	First	Second	Third	Fourth
(In millions)	Quarter	Quarter	Quarter	Quarter	Year

Net gain on disposition of assets and other	$52	$1	$38	$–	$91
Alternative fuel mixture tax credits	33	85	83	75	276
Closure costs, impairment of assets other than goodwill and other related charges	(30)	(240)	44	24	(202)
Write-downs of inventory	–	(12)	(5)	–	(17)
Employee termination costs	–	–	(2)	–	(2)
Reversal of previously recorded Canadian capital tax liabilities due to new legislation	–	16	–	–	16
Fees for unsuccessful refinancing efforts	(6)	(4)	–	–	(10)

	$49	$(154)	$158	$99	$152

(3)	In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 11, 2009, in the six month period ended June 30, 2009, we classified $10 million of costs incurred in the first quarter of 2009 related to our Creditor Protection Proceedings in “Reorganization items, net,” which prior to the application of FASB ASC 852, were classified within “Selling and administrative expenses” in our Consolidated Statements of Operations in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 15, 2009.

ABITIBIBOWATER INC.
Notes to Consolidated Financial Statements
Note 29. Subsequent Events
The following significant events occurred subsequent to December 31, 2010:
•	As discussed in Note 22, “Commitments and Contingencies – Legal items,” on January 14, 2011, ANC distributed the ANI securities to ACSC, and ANI thus became a wholly-owned subsidiary of ACSC and a wholly-owned subsidiary of ours. The consideration paid by ANC consisted of: (i) a cash payment of $15 million; (ii) a secured promissory note in the principal amount of $90 million and (iii) an assignment of ANI’s pro rata portion of certain claims held by ANC.

•	On February 11, 2011, AbiBow Canada entered into an agreement to sell its 75% equity interest in ACH to a consortium formed by a major Canadian institutional investor and a private Canadian renewable energy company. Cash proceeds for our interest will be approximately Cdn$293 million ($296 million, based on the exchange rate in effect on February 11, 2011) plus certain adjustments based on ACH’s working capital and cash available at closing, which is currently anticipated to occur in the second quarter of 2011. The closing of the transaction is subject to a number of conditions, including the receipt of applicable regulatory approvals and other third party consents, the execution of certain ancillary definitive agreements, other customary closing conditions and addressing pending or threatened litigation. The purchaser will acquire ACH with its current outstanding debt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Shareholders of AbitibiBowater Inc.
In our opinion, the accompanying consolidated balance sheet presents fairly, in all material respects, the financial position of AbitibiBowater Inc. and its subsidiaries (Successor Company) as of December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule listed in the index appearing under Item 15(a)(2) which includes the Successor Company’s parent company only condensed balance sheet as at December 31, 2010 (Financial Statement Schedule) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Successor Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Successor Company’s management is responsible for this financial statement and Financial Statement Schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on this financial statement, the Financial Statement Schedule and on the Successor Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
As more fully described in Notes 1, 3 and 4 to the consolidated financial statements, on September 23, 2010, the Superior Court of Canada, province of Quebec for the district of Montreal sanctioned the Successor Company’s plan of reorganization under the Companies’ Creditors Arrangement Act (CCAA Reorganization Plan) and on November 23, 2010, the United States Bankruptcy Court for the district of Delaware confirmed the Successor Company’s plan of reorganization under Chapter 11 of the Bankruptcy Code (Chapter 11 Reorganization Plan). Confirmation of the CCAA Reorganization Plan and the Chapter 11 Reorganization Plan resulted in the discharge of all claims against the predecessor company that arose before April 17, 2009 and April 16, 2009 respectively and terminates all rights and interests of equity security holders as provided for in the plans of reorganization. These plans of reorganization were substantially consummated on December 9, 2010 and the Successor Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Successor Company adopted fresh start accounting on December 31, 2010.
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
/s/ PricewaterhouseCoopers LLP (1)
Montreal, Canada
April 5, 2011

(1)	Chartered accountant auditor permit No. R24549

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Shareholders of AbitibiBowater Inc.
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in equity (deficit), comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of AbitibiBowater Inc. and its subsidiaries (Predecessor Company) as of December 31, 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule listed in the index appearing under Item 15(a)(2) which includes the Predecessor Company’s parent company only condensed balance sheet as at December 31, 2009 and the condensed statements of operations and deficit and cash flows for each of the years in the three-year period ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Predecessor Company’s management; our responsibility is to express an opinion on these financial statements and on the financial statement schedule based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
As more fully described in Notes 1, 3 and 4 to the consolidated financial statements, in 2009, the Predecessor Company and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for reorganization under Chapters 11 and 15 of the United States Bankruptcy Code and Companies’ Creditors Arrangement Act in Canada. The Predecessor Company’s plans of reorganizations under Chapters 11 and 15 and the Companies’ Creditors Arrangement Act in Canada were substantially consummated on December 9, 2010 and the Predecessor Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the successor company adopted fresh start accounting.
/s/ PricewaterhouseCoopers LLP (1)
Montreal, Canada
April 5, 2011

(1)	Chartered accountant auditor permit No. R24549

MANAGEMENT’S REPORT ON FINANCIAL STATEMENTS AND ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Financial Statements
Management of AbitibiBowater Inc. is responsible for the preparation of the financial information included in this Annual Report on Form 10-K (“Form 10-K”). The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.
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
Management assessed the effectiveness of AbitibiBowater Inc.’s internal control over financial reporting as of December 31, 2010. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of AbitibiBowater Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2010, AbitibiBowater Inc.’s internal control over financial reporting was effective.
The effectiveness of AbitibiBowater Inc.’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independently registered public accounting firm, as stated in their report above.

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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2010. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
Management’s Report on Internal Control over Financial Reporting
Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective as of December 31, 2010. Management’s report on internal control over financial reporting can be found on page 140 of this Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2010. This report can be found on page 138 of this Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of internal control over financial reporting, there were no changes during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On the Emergence Date, we entered into indemnification agreements with each of our directors and executive officers, including the named executive officers. The agreements provide the recipients with contractual indemnification rights consistent with our certificate of incorporation and by-laws. A form of indemnification agreement is filed as exhibit 10.31 and is incorporated herein by reference. This summary of the indemnification agreements is not complete and is qualified in its entirety by reference thereto.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive proxy statement for our 2011 annual meeting of stockholders to be held on June 9, 2011 (the “2011 proxy statement”), which will be filed within 120 days of the end of our fiscal year ended December 31, 2010.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our 2011 proxy statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item that is not included below under “Equity Compensation Plan Information” is incorporated by reference to our 2011 proxy statement.
Equity Compensation Plan Information
The following table provides information as of December 31, 2010 regarding securities to be issued on exercise of outstanding stock options or pursuant to outstanding restricted stock units and performance-based awards, and securities remaining available for issuance under our equity compensation plan. The 2010 AbitibiBowater Inc. Equity Incentive Plan is the only compensation plan with shares authorized.

(c)
Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category (1)	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	–	$–	–
Equity compensation plans not approved by security holders (2)	–	–	9,020,960

Total	–	$–	9,020,960

(1)	In connection with the implementation of the Plans of Reorganization, each share of the Predecessor Company’s common stock and each option, warrant, conversion privilege or other legal or contractual right to purchase shares of the Predecessor Company’s common stock, in each case to the extent outstanding immediately before the Emergence Date, was canceled and the holders thereof are not entitled to receive or retain any property on account thereof.

(2)	The 2010 AbitibiBowater Inc. Equity Incentive Plan was approved by the Courts pursuant to the Plans of Reorganization.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our 2011 proxy statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our 2011 proxy statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as a part of this Form 10-K:
      (1)  The following are included at the indicated page of this Form 10-K:
All other financial statement schedules are omitted because they are not applicable, not material or because the required information is included in the financial statements or notes.
       (3)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1*	Sanction Order, dated September 23, 2010 (incorporated by reference from Exhibit 10.1 of AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

2.2*	Confirmation Order, dated November 23, 2010, which includes the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated November 16, 2010 (as amended) (incorporated by reference from Exhibit 10.2 of AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

2.3*	CCAA Plan of Reorganization and Compromise, dated August 2, 2010 (incorporated by reference from Exhibit 99.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed August 5, 2010, SEC File No. 001-33776).

3.1*	Third Amended and Restated Certificate of Incorporation of AbitibiBowater Inc. (incorporated by reference from Exhibit 3(i) to AbitibiBowater Inc.’s Form 8-A filed on December 9, 2010).

3.2*	Third Amended and Restated By-laws of AbitibiBowater Inc. (incorporated by reference from Exhibit 3(ii) to AbitibiBowater Inc.’s Form 8-A filed on December 9, 2010).

4.1*	Indenture, dated as of October 4, 2010, between ABI Escrow Corporation and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed October 8, 2010, SEC File No. 001-33776).

4.2*	Form of 10.25% Senior Note due 2018 (included in Exhibit 4.1).

4.3*	Supplemental Indenture, dated as of December 9, 2010, between AbitibiBowater Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed December 15, 2010, SEC File No. 001-33776).

4.4**	Secured Promissory Note, dated January 14, 2011, made by Augusta Newsprint Company LLC in favor of Woodbridge International Holdings Limited.

Exhibit No.	Description
10.1*	ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., Bowater Incorporated, Abitibi-Consolidated Corp., Abitibi-Consolidated Inc., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed December 15, 2010, SEC File No. 001-33776).

10.2**	Stock Purchase Agreement, dated as of December 23, 2010, among Woodbridge International Holdings Limited, The Woodbridge Company Limited, Abitibi Consolidated Sales Corporation, AbitibiBowater Inc., Augusta Newsprint Company and Augusta Newsprint Inc.

10.3*	Securities Purchase Agreement, dated February 11, 2011, among AbiBow Canada Inc., Caisse de depot et placement du Quebec and CDP Investissements Inc., as vendors, and Infra H2O GP Partners Inc., Infra H2O LP Partners Inc. and BluEarth Renewables Inc., as the purchaser (incorporated by reference from Exhibit 2.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 17, 2011, SEC File No. 001-33776).

†10.4**	AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010.

†10.5**	AbitibiBowater 2010 DC Supplemental Executive Retirement Plan, effective as of December 9, 2010.

†10.6**	AbitibiBowater Outside Director Deferred Compensation Plan, effective as of April 1, 2011.

†10.7*	AbitibiBowater Inc. 2010 Equity Incentive Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

†10.8*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.9*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.10*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.11**	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Deferred Stock Unit Agreement.

†10.12**	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Restricted Stock Unit Agreement.

†10.13**	AbitibiBowater Executive Restricted Stock Unit Plan, effective as of April 1, 2011.

†10.14*	2010 AbitibiBowater Inc. Short-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

†10.15*	AbitibiBowater Inc. Severance Policy - Chief Executive Officer and Direct Reports (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

†10.16**	Summary of 2011 AbitibiBowater Inc. Short-Term Incentive Plan.

†10.17**	Offer Letter between David J. Paterson and AbitibiBowater Inc., dated October 26, 2010.

†10.18**	Separation Agreement between David J. Paterson and AbitibiBowater Inc., dated December 9, 2010.

†10.19**	Offer Letter between Pierre Rougeau and AbitibiBowater Inc., dated October 26, 2010.

†10.20**	Pierre Rougeau Severance Terms and Waiver and Release Agreement, dated March 25, 2011.

†10.21**	Offer Letter between Alain Grandmont and AbitibiBowater Inc., dated October 26, 2010.

†10.22*	Employment Agreement between Alain Grandmont and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

Exhibit No.	Description

†10.23**	Offer Letter between Yves Laflamme and AbitibiBowater Inc., dated October 26, 2010.

†10.24*	Employment Agreement between Yves Laflamme and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

†10.25**	Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated October 26, 2010.

†10.26**	Executive Employment Agreement between AbitibiBowater Inc. and Richard Garneau, dated January 1, 2011.

†10.27**	Change in Control Agreement between AbitibiBowater Inc. and Richard Garneau, dated January 1, 2011.

†10.28**	Employment Agreement between Alain Boivin and AbitibiBowater Inc., dated February 22, 2011.

†10.29**	Employment Agreement between John Lafave and AbitibiBowater Inc., dated February 14, 2011.

†10.30*	Director compensation program chart (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed December 15, 2010, SEC File No. 001-33776).

†10.31**	Form of Indemnification Agreement for Executive Officers and Directors.

†10.32**	Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Ontario, dated November 10, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Province of Ontario.

†10.33**	Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Quebec, dated September 13, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Government of Quebec.

10.34*	Backstop Commitment Agreement, dated May 24, 2010, between AbitibiBowater Inc. and Fairfax Financial Holdings Limited, Avenue Capital Management II, L.P., Paulson Credit Opportunities Master Ltd., Barclays Bank plc, Steelhead Navigator Master, L.P., J.P. Morgan Securities Inc. and Whitebox Advisors, LLC (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed May 28, 2010, SEC File No. 001-33776).

10.35*	First Amendment, dated July 20, 2010, to the Backstop Commitment Agreement dated May 24, 2010 between AbitibiBowater Inc. and Fairfax Financial Holdings Limited, Avenue Capital Management II, L.P., Paulson Credit Opportunities Master Ltd., Barclays Bank plc, Steelhead Navigator Master, L.P., J.P. Morgan Securities Inc. and Whitebox Advisors, LLC (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed August 5, 2010, SEC File No. 001-33776).

10.36*	Amendment No. 6, dated as of April 12, 2010, to the Senior Secured Superpriority Debtor in Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Law Debenture Trust Company of New York, as administrative agent and collateral agent, and the lenders (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed April 16, 2010, SEC File No. 001-33776).

10.37*	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement, Amendment No. 1 to the Second Amended and Restated Purchase and Contribution Agreement and Amendment No. 3 to Guaranty and Undertaking Agreement, among Abitibi-Consolidated U.S. Funding Corp., Abitibi- Consolidated Inc., Abitibi Consolidated Sales Corporation and certain other subsidiaries of the Company and Citibank, N.A., as agent for the banks party thereto, dated as of June 11, 2010 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed June 17, 2010, SEC File No. 001-33776).

Exhibit No.	Description

10.38*	Amendment No. 10, dated as of July 15, 2010, to the Senior Secured Superpriority Debtor in Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Law Debenture Trust Company of New York, as administrative agent and collateral agent, and the lenders (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed July 26, 2010, SEC File No. 001-33776).

10.39*	Settlement Agreement, dated as of August 24, 2010, between AbitibiBowater Inc., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc. and AbitibiBowater Canada Inc. and The Government of Canada (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010, SEC File No. 001-33776).

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

24.1**	Powers of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

**	Filed with this Form 10-K.

†	This is a management contract or compensatory plan or arrangement.

(b)	The above-referenced exhibits are being filed with this Form 10-K.

(c)	None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABITIBIBOWATER INC.
Date: April 5, 2011	By:	/s/ Richard Garneau
Richard Garneau
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Garneau Richard Garneau	President and Chief Executive Officer (Principal Executive Officer)	April 5, 2011

/s/ Richard B. Evans* Richard B. Evans	Chairman, Director	April 5, 2011

/s/ William G. Harvey William G. Harvey	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 5, 2011

/s/ Joseph B. Johnson Joseph B. Johnson	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	April 5, 2011

/s/ Pierre Dupuis* Pierre Dupuis	Director	April 5, 2011

/s/ Richard D. Falconer* Richard D. Falconer	Director	April 5, 2011

/s/ Jeffrey A. Hearn* Jeffrey A. Hearn	Director	April 5, 2011

/s/ Sarah E. Nash* Sarah E. Nash	Director	April 5, 2011

/s/ Alain Rheaume* Alain Rheaume	Director	April 5, 2011

/s/ Paul C. Rivett* Paul C. Rivett	Director	April 5, 2011

/s/ Michael S. Rousseau* Michael S. Rousseau	Director	April 5, 2011

/s/ David H. Wilkins* David H. Wilkins	Director	April 5, 2011

*	William G. Harvey, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons that are filed herewith as Exhibit 24.

By:	/s/ William G. Harvey
William G. Harvey, Attorney-in-Fact

Schedule I – ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater Inc.
(Parent Company Only)
Condensed Statements of Operations and Deficit
(In millions)

	Predecessor
	Years Ended December 31,
	2010	2009	2008

Expenses:
Selling and administrative expenses	$34	$29	$36
Reserve for receivables from subsidiaries (Note E)	(32)	410	–

Operating loss	(2)	(439)	(36)
Interest expense (Notes B and D)	(26)	(40)	(88)
Other (expense) income, net	(1)	12	35
Equity in income (loss) of subsidiaries before extraordinary item	1,652	–	(1,837)

Income (loss) before reorganization items, income taxes and extraordinary item	1,623	(467)	(1,926)
Reorganization items, net (Note B)	(185)	(2)	–

Income (loss) before income taxes and extraordinary item	1,438	(469)	(1,926)
Income tax benefit	8	–	32

Income (loss) before extraordinary item	1,446	(469)	(1,894)
Equity share of extraordinary loss recorded by a subsidiary on expropriation of assets, net of tax of $0 (Note C)	–	–	(256)

Net income (loss)	1,446	(469)	(2,150)
Deficit as of beginning of year	(3,223)	(2,754)	(598)
Elimination of Predecessor Company deficit as a result of the application of fresh start accounting	1,777	–	–
Cumulative adjustment to deficit for the adoption of new accounting guidance related to pension and other postretirement benefit plans, net of tax	–	–	(6)

Deficit as of end of year (2010: Successor; 2009 and 2008: Predecessor)	$–	$(3,223)	$(2,754)

See accompanying notes to condensed financial statements.

Schedule I – ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater Inc.
(Parent Company Only)
Condensed Balance Sheets
(In millions)

	Successor	Predecessor
	As of December 31,	As of December 31,
	2010	2009

Assets
Accounts receivable from subsidiaries, net of an allowance of $32 as of December 31, 2009 (Note E)	$40	$–
Note and interest receivable from a subsidiary, net of an allowance of $378 as of December 31, 2009 (Note E)	–	–
Investment in and advances to subsidiaries (Note C)	5,977	–
Deferred financing fees	–	12

Total assets	$6,017	$12

Liabilities and equity (deficit)
Liabilities not subject to compromise:
Current liabilities:
Accounts payable and accrued liabilities	$26	$6
Accounts payable to subsidiaries	178	77
Note and interest payable to a subsidiary (Note E)	864	–

Total current liabilities	1,068	83

Long-term debt	905	–
Long-term debt due to an affiliate (Note D)	–	–

Total liabilities not subject to compromise	1,973	83

Liabilities subject to compromise (Note B)	–	1,025

Total liabilities	1,973	1,108

Equity (deficit):
Predecessor common stock	–	55
Successor common stock	–	–
Additional paid-in capital	4,044	2,522
Deficit	–	(3,223)
Accumulated other comprehensive loss	–	(450)

Total AbitibiBowater Inc. equity (deficit)	4,044	(1,096)

Total liabilities and equity (deficit)	$6,017	$12

See accompanying notes to condensed financial statements.

Schedule I – ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
(In millions)

	Predecessor
	Years Ended December 31,
	2010	2009	2008

Net cash provided by operating activities	$–	$–	$–

Cash flows from investing activities:
Investment in and advances to affiliates	(850)	–	–
Issuance of note receivable to subsidiary	–	–	(350)

Net cash used in investing activities	(850)	–	(350)

Cash flows from financing activities:
Issuance of long-term debt	850	–	350

Net cash provided by financing activities	850	–	350

Net increase in cash and cash equivalents	–	–	–
Cash and cash equivalents:
Beginning of year	–	–	–

End of year (2010: Successor; 2009 and 2008: Predecessor)	$–	$–	$–

See accompanying notes to condensed financial statements.

Schedule I – ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
AbitibiBowater Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
Note A. Organization and Basis of Presentation
The accompanying condensed financial statements, including the notes thereto, should be read in conjunction with the consolidated financial statements of AbitibiBowater Inc. included in Item 8 of this Form 10-K (“Consolidated Financial Statements”). When the term “AbitibiBowater Inc.” (also referred to as “AbitibiBowater,” “we,” “us” or “our”) is used, we mean AbitibiBowater Inc., the parent company only. All amounts are expressed in U.S. dollars, unless otherwise indicated. Defined terms in this Schedule I have the meanings ascribed to them in the Consolidated Financial Statements.
AbitibiBowater Inc. is a Delaware corporation incorporated on January 25, 2007. On October 29, 2007, Abitibi and Bowater combined in a merger of equals (the “Combination”) with each becoming a subsidiary of AbitibiBowater. The Combination resulted in AbitibiBowater becoming a holding company whose only significant asset was an investment in the common stock of Abitibi and Bowater.
For a discussion of our involvement in the Creditor Protection Proceedings, as well as our emergence from the Creditor Protection Proceedings, see Note 3, “Creditor Protection Proceedings,” to the Consolidated Financial Statements.
We applied the guidance in FASB ASC 852 in preparing our condensed financial statements, which is the same basis of presentation used in the preparation of the Consolidated Financial Statements, as discussed in Note 1, “Organization and Basis of Presentation,” and Note 4, “Creditor Protection Proceedings Related Disclosures – Fresh start accounting,” to the Consolidated Financial Statements. Certain prior year amounts in our condensed financial statements have been reclassified to conform to the 2010 presentation. The reclassifications had no effect on total assets, total liabilities or net income.
We elected to apply fresh start accounting effective December 31, 2010, which is the same basis of presentation used in the preparation of the Consolidated Financial Statements. The implementation of the Plans of Reorganization and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our condensed financial statements and resulted in us becoming a new entity for financial reporting purposes. Accordingly, our condensed financial statements for periods prior to December 31, 2010 will not be comparable to our condensed financial statements as of December 31, 2010 or for periods subsequent to December 31, 2010. References to “Successor” or “Successor Company” refer to AbitibiBowater on or after December 31, 2010, after giving effect to the implementation of the Plans of Reorganization and the application of fresh start accounting. References to “Predecessor” or “Predecessor Company” refer to AbitibiBowater prior to December 31, 2010. Additionally, references to periods on or after December 31, 2010 refer to the Successor and references to periods prior to December 31, 2010 refer to the Predecessor.
Our condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The uncertainty involved in the Creditor Protection Proceedings raised substantial doubt about AbitibiBowater’s ability to continue as a going concern (see Note 1, “Organization and Basis of Presentation – Basis of presentation,” to the Consolidated Financial Statements). Management believes that the implementation of the Plans of Reorganization and our emergence from the Creditor Protection Proceedings on the Emergence Date have resolved the substantial doubt and the related uncertainty about our application of the going concern basis of accounting.
Note B. Creditor Protection Proceedings Related Disclosures
Reorganization items, net
FASB ASC 852 requires separate disclosure of reorganization items such as certain expenses, provisions for losses and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that were realized or incurred during the Creditor Protection Proceedings, including the impact of the implementation of the Plans of Reorganization and the application of fresh start accounting, as further detailed in Note 4, “Creditor Protection Proceedings Related Disclosures,” to the Consolidated Financial Statements. The recognition of Reorganization items, net, unless specifically prescribed otherwise by FASB ASC 852, is in accordance with U.S. GAAP.

AbitibiBowater Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
Reorganization items, net for the years ended December 31, 2010 and 2009 were comprised of the following:

	Predecessor
(In millions)	2010	2009

Professional fees (1)	$18	$–
Gain due to Plans of Reorganization adjustments (2)	(160)	–
Loss due to fresh start accounting adjustments (3)	82	–
Provision for repudiated or rejected executory contracts	5	2
Write-off of debt discounts and issuance costs (4)	103	–
Post-petition interest on note payable to a subsidiary (Note E)	134	–
Other	3	–

	$185	$2

(1)	Professional fees directly related to the Creditor Protection Proceedings. Additionally, pursuant to the Plans of Reorganization, as part of our exit financing, we had initially planned to conduct a rights offering for the issuance of convertible senior subordinated notes to holders of eligible unsecured claims. With the approval of the Courts, we entered into a backstop commitment agreement that provided for the purchase by certain investors of the convertible notes to the extent that the rights offering would have been under-subscribed. On September 21, 2010, we announced that we had elected not to pursue the rights offering. In 2010, we recorded the backstop commitment agreement termination fee of $15 million, which was paid by Bowater on our behalf on the Emergence Date (see Note E, “Transactions with Related Parties”).

(2)	Represents the gain on extinguishment of liabilities subject to compromise of $174 million (see “Liabilities subject to compromise” below), net of $14 million of professional fees that were contractually due to certain professionals as “success” fees upon our emergence from the Creditor Protection Proceedings and were recorded as part of the effects of implementing the Plans of Reorganization.

(3)	Reflects the adjustments required to state assets and liabilities at fair value: (i) the write-off of deferred financing costs associated with the 2018 Notes of $27 million and (ii) the premium of $55 million recorded on the 2018 Notes (see Note D, “Financing Arrangements”).

(4)	FASB ASC 852 requires that debt discounts and premiums, as well as debt issuance costs, be viewed as part of the valuation of the related pre-petition debt in arriving at the net carrying amount of the debt. When the debt becomes an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded debt obligations should be adjusted to the amount of the allowed claim. In 2010, pursuant to the U.S. Court’s approval of the Chapter 11 Reorganization Plan (which included the approval of allowed debt claims), we adjusted the net carrying amount of the Convertible Notes to the allowed amount of the claim, which resulted in a write-off of the unamortized balance of the debt discounts and issuance costs.
In the years ended December 31, 2010 and 2009, we paid no amounts relating to reorganization items (see Note E, “Transactions with Related Parties,” for additional information).
Liabilities subject to compromise
Liabilities subject to compromise primarily represented our unsecured pre-petition obligations that we expected to be subject to impairment as part of the Creditor Protection Proceedings process and as a result, were subject to settlement at lesser amounts. Generally, actions to enforce or otherwise effect payment of such liabilities were stayed by the U.S. Court. Such liabilities were classified separately from other liabilities in our Condensed Balance Sheets as “Liabilities subject to compromise” and were accounted for in accordance with our normal accounting policies except that: (i) other than our debt obligations, these liabilities were recorded at the amounts allowed or expected to be allowed as claims by the U.S. Court, whether known or potential claims, under a plan of reorganization, even if the distributions to the claimants may have been for lesser amounts and (ii) debt obligations, until they became allowed claims approved by the U.S. Court, were recorded net of unamortized debt discounts, which we ceased amortizing as a result of the Creditor Protection Proceedings. Debt discounts were viewed as valuations of the related debt until the debt obligations became allowed claims by the U.S. Court, at which time the recorded debt obligations were adjusted to the amounts of the allowed claims.
We repudiated or rejected certain pre-petition executory contracts with respect to our operations with the approval of the U.S. Court. Damages that resulted from repudiations or rejections of executory contracts were typically treated as general unsecured claims and were also classified as liabilities subject to compromise.

AbitibiBowater Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
Liabilities subject to compromise as of December 31, 2009 were comprised of the following:

Predecessor
(In millions)	2009

Unsecured pre-petition debt (Notes D and E)	$927
Accrued interest on unsecured pre-petition debt	94
Accounts payable and accrued liabilities, excluding accrued interest on unsecured pre-petition debt	2
Repudiated or rejected executory contracts	2

$1,025

Liabilities subject to compromise did not include: (i) liabilities incurred after the commencement of the Creditor Protection Proceedings and (ii) pre-petition liabilities that we expected to be required to pay in full by applicable law, even though certain of these amounts were not paid until the Plans of Reorganization were implemented.
The disposition of the Predecessor Company’s liabilities subject to compromise is summarized as follows:

(In millions)

Unsecured pre-petition debt	$1,019
Accrued interest on unsecured pre-petition debt	232
Accounts payable and accrued liabilities, excluding accrued interest on unsecured pre-petition debt	5
Repudiated or rejected executory contracts	7

Total liabilities subject to compromise of the Predecessor Company	1,263
Portion of Successor Company common stock issued in satisfaction of our claims (1)	(225)
Reinstatement of note and interest payable to a subsidiary (Note E)	(864)

Gain on extinguishment of liabilities subject to compromise	$174

(1)	As discussed in Note 3, “Creditor Protection Proceedings,” to the Consolidated Financial Statements, the majority of holders of allowed unsecured claims received their pro rata share of Successor Company common stock on account of their claims, whereas the majority of holders of disputed unsecured claims will receive their pro rata share of common stock from the shares we have reserved for their benefit as and if their claims are allowed or accepted.
Interest expense
During the Creditor Protection Proceedings, we recorded interest expense on our pre-petition debt obligations only to the extent that: (i) interest would be paid during the Creditor Protection Proceedings or (ii) it was probable that interest would be an allowed priority, secured or unsecured claim. Since neither of these conditions applied to our pre-petition debt obligations, we ceased accruing interest on our pre-petition debt obligations. For the year ended December 31, 2010, interest expense recorded in our Condensed Statements of Operations and Deficit and contractual interest expense totaled $26 million (which included interest accrued on the 2018 Notes in the fourth quarter of 2010, as well as catch up interest expense on a note payable to a subsidiary of $5 million, as further discussed in Note E, “Transactions with Related Parties”) and $142 million, respectively. For the year ended December 31, 2009, interest expense recorded in our Condensed Statements of Operations and Deficit and contractual interest expense totaled $40 million and $142 million, respectively.

AbitibiBowater Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
Note C. Equity Method Investments
For a discussion of the expropriation by the province of Newfoundland and Labrador of certain assets and rights at Abitibi’s Grand Falls, Newfoundland and Labrador newsprint mill under Bill 75 in 2008, as well as the settlement reached with the government of Canada in 2010, see Note 22, “Commitments and Contingencies – Extraordinary loss on expropriation of assets,” to the Consolidated Financial Statements. As a result of the expropriation, in the fourth quarter of 2008, Abitibi recorded, as an extraordinary loss, a non-cash write-off of the carrying value of the expropriated assets of $256 million.
Our financial results for the year ended December 31, 2008 included $256 million representing our equity share of extraordinary loss recorded by Abitibi on expropriation of assets and $1,837 million, representing our share of the equity in loss of operations of subsidiaries before extraordinary item. Recognition of these losses resulted in a reported investment in our subsidiaries of zero as of December 31, 2008. Since we have no obligation to fund additional losses of our subsidiaries, we cannot report a negative investment in our subsidiaries under the equity method. Accordingly, in 2008, we did not record the full amount of our share of our subsidiaries’ losses and, in 2009, we did not record any of our share of our subsidiaries’ losses. In 2010, we recorded our share of income of our subsidiaries net of the cumulative losses that would otherwise have resulted in the reporting of a negative investment by us in prior years.
Note D. Financing Arrangements
Exit financing
10.25% senior secured notes due 2018
On December 9, 2010, we and each of our material, wholly-owned U.S. subsidiaries entered into a supplemental indenture with Wells Fargo Bank, National Association, as trustee and collateral agent, pursuant to which we assumed the obligations of ABI Escrow Corporation with respect to $850 million in aggregate principal amount of the 2018 Notes, originally issued on October 4, 2010 pursuant to an indenture as of that date. ABI Escrow Corporation was a wholly-owned subsidiary of ours created solely for the purpose of issuing the 2018 Notes. For a discussion of the 2018 Notes, see Note 17, “Liquidity and Debt – Debt – Exit financing – 10.25% senior secured notes due 2018,” to the Consolidated Financial Statements.
As a result of our application of fresh start accounting, the 2018 Notes were recorded at their fair value of $905 million, which resulted in a premium of $55 million, which is being amortized to interest expense over the term of the 2018 Notes.
In connection with the issuance of the notes, during 2010, we incurred fees of approximately $27 million, which were written off to “Reorganization items, net” in our Condensed Statements of Operations and Deficit as a result of the application of fresh start accounting. These fees were paid by Bowater on our behalf (see Note E, “Transactions with Related Parties”).
Financial covenants
The 2018 Notes and the ABL Credit Facility impose restrictions on the ability of certain subsidiaries to transfer funds or other assets to AbitibiBowater in the form of dividends or advances. These restrictions could affect AbitibiBowater’s operations or its ability to pay dividends in the future.
Financing prior to Creditor Protection Proceedings
On April 1, 2008, AbitibiBowater consummated a private sale of $350 million of 8% convertible notes due April 15, 2013 (“Convertible Notes”) to Fairfax and certain of its designated subsidiaries. The Convertible Notes bore interest at a rate of 8% per annum (10% per annum if we elected to pay interest through the issuance of additional convertible notes with the same terms as “pay in kind”). The Convertible Notes were convertible into shares of AbitibiBowater common stock at a conversion price of $10.00 per share. On October 15, 2008, we elected to make the interest payment due on that date through the issuance of additional convertible notes. As a result, the balance as of December 31, 2009 of the Convertible Notes outstanding was $369 million.
The commencement of the Creditor Protection Proceedings constituted an event of default under the Convertible Notes, and this debt obligation became automatically and immediately due and payable by its terms, although any action to enforce such payment obligation was stayed as a result of the commencement of the Creditor Protection Proceedings. As a result, the Convertible Notes of $277 million, which was net of the unamortized discount, were included in “Liabilities subject to compromise” in our Condensed Balance Sheets as of December 31, 2009. As of the Emergence Date and pursuant to the Plans

AbitibiBowater Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
of Reorganization, amounts outstanding under the Convertible Notes were compromised and settled in shares of the Successor Company’s common stock, all of our obligations thereunder were discharged and the agreements governing the obligations, including all other related agreements, supplements, amendments and arrangements, were canceled and terminated.
Note E. Transactions with Related Parties
On May 12, 2008, we contributed to Bowater, as additional paid-in capital, a 12.5% promissory note in the amount of $650 million due June 30, 2013, executed by us in favor of Bowater. On May 15, 2008, Bowater transferred the ownership interest it held in Bowater Newsprint South LLC to us. Interest on the note was due semi-annually. The commencement of the Creditor Protection Proceedings constituted an event of default under the note, and such note became automatically and immediately due and payable by its terms, although any action to enforce such payment obligation was stayed as a result of the Creditor Protection Proceedings. On October 15, 2008, we elected to make the interest payment due on that date through the issuance of an additional note with similar terms. For the years ended December 31, 2009 and 2008, pre-petition interest on the note was $24 million and $51 million, respectively, and was included in “Interest expense” in our Condensed Statements of Operations and Deficit. Subsequent to the commencement of the Creditor Protection Proceedings, we ceased accruing interest on the note. As of December 31, 2009, the outstanding balance of the note and accrued interest on the note totaled $725 million and was included in “Liabilities subject to compromise” in our Condensed Balance Sheets. Upon emergence from the Creditor Protection Proceedings, these liabilities were retained by us and were reclassified to “Note and interest payable to a subsidiary” in our Condensed Balance Sheets as of December 31, 2010. Additionally, it is management’s intention that Bowater will dividend this note to us in 2011. As permitted under the Plans of Reorganization, we intend to allow Bowater’s claim including all accrued interest and, therefore, the amount of this dividend will include post-petition accrued interest on the note. In 2010, we recorded catch-up interest on the note of $139 million, of which $134 million (through the Emergence Date) and $5 million (subsequent to the Emergence Date and through December 31, 2010) is included in “Reorganization items, net” and “Interest expense,” respectively, in our Condensed Statements of Operations and Deficit. As of December 31, 2010, the outstanding balance of the note and accrued interest on the note totaled $864 million and approximated fair value.
On April 1, 2008, ACCC transferred all of the outstanding common and preferred stock of Donohue to AbitibiBowater US Holding LLC (“Holding”), a direct subsidiary of ours, for a combination of notes issued or assumed by Holding. As part of this transaction, we loaned Holding $350 million, which was the amount of the proceeds from our issuance of the Convertible Notes, as discussed in Note D, “Financing Arrangements.” This note receivable was due on March 31, 2013 and bore interest at 13.75% per annum, payable semi-annually. In 2008, Holding repaid $18 million of the note, which reduced the outstanding balance to $332 million. During the years ended December 31, 2009 and 2008, pre-petition interest on the note was $13 million and $33 million, respectively, and was included in “Interest income” in our Condensed Statements of Operations and Deficit. As of December 31, 2009, the outstanding balance of the note and accrued interest was $332 million and $46 million, respectively. However, Holding was also a debtor in the Creditor Protection Proceedings and since the note and accrued interest were subject to compromise by Holding, for the year ended December 31, 2009, we recorded a reserve for the entire outstanding balance of the note and accrued interest, which was included in “Reserve for receivables from subsidiaries” in our Condensed Statements of Operations and Deficit. Upon emergence from the Creditor Protection Proceedings, the entire amount outstanding was compromised and Holding’s obligations were discharged. Accordingly, we are not entitled to any recovery.
Abitibi and Bowater provide certain corporate administrative services on our behalf and certain of our subsidiaries, including legal, finance, tax, risk management, IT, executive management, payroll and employee benefits. As such, Abitibi and Bowater have charged us a portion of their general and administrative expenses, based on specific identification or on an appropriate allocation key (e.g., sales, purchases, headcount, etc.) determined by the type of expense or department. During the years ended December 31, 2010, 2009 and 2008, Abitibi and Bowater charged us approximately $27 million, $23 million and $25 million, respectively, for certain corporate administrative expenses, which was recorded in “Selling and administrative expenses” in our Condensed Statements of Operations and Deficit.

AbitibiBowater Inc.
(Parent Company Only)
Notes to Condensed Financial Statements
In 2010, Bowater paid on our behalf $45 million relating to reorganization items, which were comprised of: (i) the backstop commitment agreement termination fee of $15 million discussed above, (ii) the exit financing costs of $27 million discussed above and (iii) other professional fees of $3 million.
For the year ended December 31, 2008, AbitibiBowater recorded a tax benefit of $32 million, which was used to offset the current income tax liability of its U.S. subsidiaries with which it filed a consolidated U.S. income tax return. AbitibiBowater recorded an intercompany receivable for this amount, which was due from subsidiaries that were also debtors in the Creditor Protection Proceedings. Since this intercompany receivable was subject to compromise by our subsidiaries, for the year ended December 31, 2009, we recorded a reserve for the entire balance of this intercompany receivable, which was included in “Reserve for receivables from subsidiaries” in our Condensed Statements of Operations and Deficit. Upon emergence from the Creditor Protection Proceedings, our debtor subsidiaries retained these liabilities. Accordingly, in 2010, we reversed the “Reserve for receivables from subsidiaries” in our Condensed Statements of Operations and Deficit and reinstated this receivable to “Accounts receivable from subsidiaries” in our Condensed Balance Sheets as of December 31, 2010. Additionally, for the year ended December 31, 2010, AbitibiBowater recorded a tax benefit of $8 million, which will be used to offset the current income tax liability of its U.S. subsidiaries with which it files a consolidated U.S. income tax return; accordingly, we have recorded an intercompany receivable for this amount.
On December 31, 2010, AbitibiBowater issued 17,010,728 shares of unregistered common stock to Donohue as part of an internal tax restructuring contemplated by the Plans of Reorganization. The shares were issued to Donohue in exchange for all of the outstanding shares of common stock of two of Donohue’s wholly-owned subsidiaries (each of which also is an indirect wholly-owned subsidiary of ours), which have a fair value of $335 million. We recorded the issuance of these shares in additional paid-in capital in our Condensed Balance Sheets. The issuance of the shares to Donohue was made without registration under the Securities Act in reliance on the exemption from registration provided under section 4(2) thereof.
As part of the agreements that AbiBow Canada reached with the provinces of Quebec and Ontario for special funding parameters in respect of our material Canadian registered pension plans, AbiBow Canada agreed to a number of undertakings, one of which is a restriction on the payment of dividends to us. For additional information, see Note 20, “Pension and Other Postretirement Benefit Plans – Resolution of Canadian pension situation,” to the Consolidated Financial Statements.
Note F. Subsequent Events
For a discussion of significant events that occurred subsequent to December 31, 2010, see Note 29, “Subsequent Events,” to the Consolidated Financial Statements for additional information.

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Sanction Order, dated September 23, 2010 (incorporated by reference from Exhibit 10.1 of AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

2.2*	Confirmation Order, dated November 23, 2010, which includes the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated November 16, 2010 (as amended) (incorporated by reference from Exhibit 10.2 of AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

2.3*	CCAA Plan of Reorganization and Compromise, dated August 2, 2010 (incorporated by reference from Exhibit 99.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed August 5, 2010, SEC File No. 001-33776).

3.1*	Third Amended and Restated Certificate of Incorporation of AbitibiBowater Inc. (incorporated by reference from Exhibit 3(i) to AbitibiBowater Inc.’s Form 8-A filed on December 9, 2010).

3.2*	Third Amended and Restated By-laws of AbitibiBowater Inc. (incorporated by reference from Exhibit 3(ii) to AbitibiBowater Inc.’s Form 8-A filed on December 9, 2010).

4.1*	Indenture, dated as of October 4, 2010, between ABI Escrow Corporation and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed October 8, 2010, SEC File 001-33776).

4.2*	Form of 10.25% Senior Note due 2018 (included in Exhibit 4.1).

4.3*	Supplemental Indenture, dated as of December 9, 2010, between AbitibiBowater Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed December 15, 2010, SEC File No. 001-33776).

4.4**	Secured Promissory Note, dated January 14, 2011, made by Augusta Newsprint Company LLC in favor of Woodbridge International Holdings Limited.

10.1*	ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., Bowater Incorporated, Abitibi-Consolidated Corp., Abitibi-Consolidated Inc., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed December 15, 2010, SEC File No. 001-33776).

10.2**	Stock Purchase Agreement, dated as of December 23, 2010, among Woodbridge International Holdings Limited, The Woodbridge Company Limited, Abitibi Consolidated Sales Corporation, AbitibiBowater Inc., Augusta Newsprint Company and Augusta Newsprint Inc.

10.3*	Securities Purchase Agreement, dated February 11, 2011, among AbiBow Canada Inc., Caisse de depot et placement du Quebec and CDP Investissements Inc., as vendors, and Infra H2O GP Partners Inc., Infra H2O LP Partners Inc. and BluEarth Renewables Inc., as the purchaser (incorporated by reference from Exhibit 2.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 17, 2011, SEC File No. 001-33776).

†10.4**	AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010.

†10.5**	AbitibiBowater 2010 DC Supplemental Executive Retirement Plan, effective as of December 9, 2010.

†10.6**	AbitibiBowater Outside Director Deferred Compensation Plan, effective as of April 1, 2011.

†10.7*	AbitibiBowater Inc. 2010 Equity Incentive Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

†10.8*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.9*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

Exhibit No.	Description
†10.10*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.11**	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Deferred Stock Unit Agreement.

†10.12**	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Restricted Stock Unit Agreement.

†10.13**	AbitibiBowater Executive Restricted Stock Unit Plan, effective as of April 1, 2011.

†10.14*	2010 AbitibiBowater Inc. Short-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

†10.15*	AbitibiBowater Inc. Severance Policy - Chief Executive Officer and Direct Reports (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

†10.16**	Summary of 2011 AbitibiBowater Inc. Short-Term Incentive Plan.

†10.17**	Offer Letter between David J. Paterson and AbitibiBowater Inc., dated October 26, 2010.

†10.18**	Separation Agreement between David J. Paterson and AbitibiBowater Inc., dated December 9, 2010.

†10.19**	Offer Letter between Pierre Rougeau and AbitibiBowater Inc., dated October 26, 2010.

†10.20**	Pierre Rougeau Severance Terms and Waiver and Release Agreement, dated March 25, 2011.

†10.21**	Offer Letter between Alain Grandmont and AbitibiBowater Inc., dated October 26, 2010.

†10.22*	Employment Agreement between Alain Grandmont and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

†10.23**	Offer Letter between Yves Laflamme and AbitibiBowater Inc., dated October 26, 2010.

†10.24*	Employment Agreement between Yves Laflamme and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

†10.25**	Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated October 26, 2010.

†10.26**	Executive Employment Agreement between AbitibiBowater Inc. and Richard Garneau, dated January 1, 2011.

†10.27**	Change in Control Agreement between AbitibiBowater Inc. and Richard Garneau, dated January 1, 2011.

†10.28**	Employment Agreement between Alain Boivin and AbitibiBowater Inc., dated February 22, 2011.

†10.29**	Employment Agreement between John Lafave and AbitibiBowater Inc., dated February 14, 2011.

†10.30*	Director compensation program chart (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed December 15, 2010, SEC File No. 001-33776).

†10.31**	Form of Indemnification Agreement for Executive Officers and Directors.

†10.32**	Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Ontario, dated November 10, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Province of Ontario.

†10.33**	Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Quebec, dated September 13, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Government of Quebec.

Exhibit No.	Description
10.34*	Backstop Commitment Agreement, dated May 24, 2010, between AbitibiBowater Inc. and Fairfax Financial Holdings Limited, Avenue Capital Management II, L.P., Paulson Credit Opportunities Master Ltd., Barclays Bank plc, Steelhead Navigator Master, L.P., J.P. Morgan Securities Inc. and Whitebox Advisors, LLC (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed May 28, 2010, SEC File No. 001-33776).

10.35*	First Amendment, dated July 20, 2010, to the Backstop Commitment Agreement dated May 24, 2010 between AbitibiBowater Inc. and Fairfax Financial Holdings Limited, Avenue Capital Management II, L.P., Paulson Credit Opportunities Master Ltd., Barclays Bank plc, Steelhead Navigator Master, L.P., J.P. Morgan Securities Inc. and Whitebox Advisors, LLC (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed August 5, 2010, SEC File No. 001-33776).

10.36*	Amendment No. 6, dated as of April 12, 2010, to the Senior Secured Superpriority Debtor in Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Law Debenture Trust Company of New York, as administrative agent and collateral agent, and the lenders (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed April 16, 2010, SEC File No. 001-33776).

10.37*	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement, Amendment No. 1 to the Second Amended and Restated Purchase and Contribution Agreement and Amendment No. 3 to Guaranty and Undertaking Agreement, among Abitibi-Consolidated U.S. Funding Corp., Abitibi- Consolidated Inc., Abitibi Consolidated Sales Corporation and certain other subsidiaries of the Company and Citibank, N.A., as agent for the banks party thereto, dated as of June 11, 2010 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed June 17, 2010, SEC File No. 001-33776).

10.38*	Amendment No. 10, dated as of July 15, 2010, to the Senior Secured Superpriority Debtor in Possession Credit Agreement, dated as of April 21, 2009, by and among AbitibiBowater Inc., Bowater Incorporated, Bowater Canadian Forest Products Inc., as debtors, debtors in possession and borrowers and Law Debenture Trust Company of New York, as administrative agent and collateral agent, and the lenders (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed July 26, 2010, SEC File No. 001-33776).

10.39*	Settlement Agreement, dated as of August 24, 2010, between AbitibiBowater Inc., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc. and AbitibiBowater Canada Inc. and The Government of Canada (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010, SEC File No. 001-33776).

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

24.1**	Powers of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed and incorporated herein by reference.

**	Filed with this Form 10-K.

†	This is a management contract or compensatory plan or arrangement.