Form 10-Q
period 2011-03-31
AbitibiBowater Inc.
filed 2011-05-16
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of April 29, 2011, there were 97,134,954 shares of AbitibiBowater Inc. common stock outstanding.

ABITIBIBOWATER INC.

		Page
		Number
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Statements of Operations for the Three Months Ended March 31, 2011 (Successor) and 2010 (Predecessor)	1

	Consolidated Balance Sheets as of March 31, 2011 (Successor) and December 31, 2010 (Successor)	2

	Consolidated Statement of Changes in Equity for the Three Months Ended March 31, 2011 (Successor)	3

	Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2011 (Successor) and 2010 (Predecessor)	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 (Successor) and 2010 (Predecessor)	4

	Notes to Unaudited Interim Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4.	Controls and Procedures	37

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 6.	Exhibits	38

SIGNATURES		39
EX-4.1
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions except per share amounts)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Sales	$1,185	$1,100
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	922	915
Depreciation, amortization and cost of timber harvested	54	132
Distribution costs	133	137
Selling, general and administrative expenses	37	30
Closure costs, impairment and other related charges	13	5
Net gain on disposition of assets	(1)	(9)

Operating income (loss)	27	(110)
Interest expense (contractual interest of $197 for the three months ended March 31, 2010) (Note 10)	(30)	(189)
Other income (expense), net	19	(3)

Income (loss) before reorganization items and income taxes	16	(302)
Reorganization items, net (Note 2)	–	(205)

Income (loss) before income taxes	16	(507)
Income tax benefit	14	1

Net income (loss) including noncontrolling interests	30	(506)
Net loss attributable to noncontrolling interests	–	6

Net income (loss) attributable to AbitibiBowater Inc.	$30	$(500)

Net income (loss) per share attributable to AbitibiBowater Inc. common shareholders:
Basic	$0.31	$(8.68)
Diluted	0.31	(8.68)

Weighted-average number of AbitibiBowater Inc. common shares outstanding:
Basic	97.1	57.7
Diluted	97.1	57.7

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amount)

	Successor
	March 31,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$326	$319
Accounts receivable, net	827	854
Inventories, net	492	438
Assets held for sale	704	698
Deferred income tax assets	48	47
Other current assets	117	88

Total current assets	2,514	2,444

Fixed assets, net	2,603	2,641
Amortizable intangible assets, net	18	19
Deferred income tax assets	1,769	1,736
Other assets	294	316

Total assets	$7,198	$7,156

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$595	$568
Current portion of long-term debt	15	–
Liabilities associated with assets held for sale	290	289

Total current liabilities	900	857

Long-term debt, net of current portion	979	905
Pension and other postretirement projected benefit obligations	1,283	1,272
Deferred income tax liabilities	84	72
Other long-term liabilities	64	63

Total liabilities	3,310	3,169

Commitments and contingencies
Equity:
AbitibiBowater Inc. shareholders’ equity:
Common stock, $0.001 par value. 114.1 shares issued and 97.1 shares outstanding as of March 31, 2011 and December 31, 2010	–	–
Additional paid-in capital	3,681	3,709
Retained earnings	30	–
Accumulated other comprehensive income	17	–
Treasury stock at cost, 17.0 shares as of March 31, 2011 and December 31, 2010	–	–

Total AbitibiBowater Inc. shareholders’ equity	3,728	3,709
Noncontrolling interests	160	278

Total equity	3,888	3,987

Total liabilities and equity	$7,198	$7,156

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in millions)

	Successor
	AbitibiBowater Inc. Shareholders’ Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-In	Retained	Comprehensive	Treasury	controlling	Total
	Stock	Capital	Earnings	Income	Stock	Interests(1)	Equity

Balance as of December 31, 2010	$–	$3,709	$–	$–	$–	$278	$3,987

Net income	–	–	30	–	–	–	30
Dividends and distribution paid to noncontrolling interests	–	–	–	–	–	(18)	(18)
Acquisition of noncontrolling interest (Note 10 and Note 12)	–	(28)	–	–	–	(105)	(133)
Other comprehensive income	–	–	–	17	–	5	22

Balance as of March 31, 2011	$–	$3,681	$30	$17	$–	$160	$3,888

(1)	As of December 31, 2009, the balance of noncontrolling interests was $122 million. During the three months ended March 31, 2010, amounts attributable to noncontrolling interests consisted of $6 million of net loss and $1 million of other comprehensive income, net of tax, which resulted in a balance of noncontrolling interests of $117 million as of March 31, 2010.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Net income (loss) including noncontrolling interests	$30	$(506)

Other comprehensive income (loss):
Change in unamortized prior service costs, net of tax of $0 in 2010	–	(4)
Change in unamortized actuarial gains and losses, net of tax of $1 in 2010	–	3
Foreign currency translation	22	(4)

Other comprehensive income (loss), net of tax	22	(5)

Comprehensive income (loss) including noncontrolling interests	52	(511)

Less: Comprehensive (income) loss attributable to noncontrolling interests:
Net loss	–	6
Foreign currency translation	(5)	(1)

Comprehensive (income) loss attributable to noncontrolling interests	(5)	5

Comprehensive income (loss) attributable to AbitibiBowater Inc.	$47	$(506)

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$30	$(506)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	–	2
Depreciation, amortization and cost of timber harvested	54	132
Closure costs, impairment and other related charges	13	5
Write-downs of inventory	1	–
Deferred income taxes	(13)	2
Net pension (contributions) expense	(16)	1
Net gain on disposition of assets	(1)	(9)
Amortization of debt discount (premium) and debt issuance costs, net	–	5
Loss on translation of foreign currency denominated debt	–	18
Non-cash reorganization items, net	–	186
Changes in working capital:
Accounts receivable	27	5
Inventories	(54)	(38)
Other current assets	2	16
Accounts payable and accrued liabilities	21	213
Other, net	(6)	(5)

Net cash provided by operating activities	58	27

Cash flows from investing activities:
Cash invested in fixed assets	(15)	(11)
Disposition of assets	5	24
Increase in restricted cash	(2)	(25)
Increase in deposit requirements for letters of credit, net	(6)	–

Net cash used in investing activities	(18)	(12)

Cash flows from financing activities:
Dividends and distribution to noncontrolling interests	(18)	–
Acquisition of noncontrolling interest (Note 10)	(15)	–
Decrease in secured borrowings, net	–	(21)

Net cash used in financing activities	(33)	(21)

Net increase (decrease) in cash and cash equivalents	7	(6)
Cash and cash equivalents:
Beginning of period	319	756

End of period	$326	$750

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
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
Financial statements
Our interim consolidated financial statements are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited interim consolidated financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on April 5, 2011.
Basis of presentation
Effective upon the commencement of the Creditor Protection Proceedings (as defined in Note 2, “Creditor Protection Proceedings”) on April 16 and 17, 2009 and through the Convenience Date (as defined below), we applied the guidance in Financial Accounting Standards Board Accounting Standards Codification 852, “Reorganizations” (“FASB ASC 852”), in preparing our consolidated financial statements. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, during the Creditor Protection Proceedings, we: (i) recorded certain expenses, charges and credits incurred or realized that were directly associated with or resulting from the reorganization and restructuring of the business in “Reorganization items, net” in our Consolidated Statements of Operations and (ii) ceased recording interest expense on certain of our pre-petition debt obligations. For additional information, see Note 2, “Creditor Protection Proceedings,” and Note 10, “Liquidity and Debt.”
As further discussed in Note 2, “Creditor Protection Proceedings,” on December 9, 2010, we emerged from the Creditor Protection Proceedings. In accordance with FASB ASC 852, fresh start accounting (“fresh start accounting”) was required upon our emergence from the Creditor Protection Proceedings, which we applied effective December 31, 2010 (the “Convenience Date”). For additional information, see Note 1, “Organization and Basis of Presentation – Basis of presentation – Upon Emergence from Creditor Protection Proceedings,” included in our consolidated financial statements for the year ended December 31, 2010.
The implementation of the Plans of Reorganization (as defined below) and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements as of December 31, 2010 and for periods subsequent to December 31, 2010 are not comparable to our consolidated financial statements for periods prior to December 31, 2010. References to “Successor” or “Successor Company” refer to the Company on or after December 31, 2010, after giving effect to the implementation of the Plans of Reorganization and the application of fresh start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to December 31, 2010. Additionally, references to periods on or after December 31, 2010 refer to the Successor and references to periods prior to December 31, 2010 refer to the Predecessor.
Information on our significant accounting policies is presented in Note 2, “Summary of Significant Accounting Policies,” included in our consolidated financial statements for the year ended December 31, 2010. Pursuant to fresh start accounting, all assets and liabilities reflected in our Consolidated Balance Sheet as of December 31, 2010 were recorded at fair value (except for deferred income taxes and pension and other postretirement (“OPEB”) projected benefit obligations). Except for the impact of the application of fresh start accounting on the carrying values of our assets and liabilities as of December 31,

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
2010, the accounting policies adopted by the Successor Company and applied to the carrying values of our assets and liabilities reflected in our Consolidated Balance Sheet as of March 31, 2011 were consistent with the Predecessor Company’s significant accounting policies, as disclosed in our consolidated financial statements for the year ended December 31, 2010.
Note 2. Creditor Protection Proceedings
Emergence from Creditor Protection Proceedings
AbitibiBowater Inc. and all but one of its debtor affiliates (as discussed below) successfully emerged from creditor protection proceedings under Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”) and the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”), as applicable (collectively, the “Creditor Protection Proceedings”) on December 9, 2010 (the “Emergence Date”). In the third quarter of 2010, the creditors under the Creditor Protection Proceedings, with one exception, voted in the requisite numbers to approve the respective Plan of Reorganization (as defined below). Creditors of Bowater Canada Finance Corporation (“BCFC”), an indirect, wholly-owned subsidiary of ours, did not vote in the requisite numbers to approve the Plans of Reorganization. Accordingly, we did not seek sanction of the CCAA Plan of Reorganization and Compromise or confirmation of the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (collectively, the “Plans of Reorganization” and each, a “Plan of Reorganization”) with respect to BCFC. See Note 22, “Commitments and Contingencies – BCFC Bankruptcy and Insolvency Act filing,” included in our consolidated financial statements for the year ended December 31, 2010 for information regarding BCFC’s Bankruptcy and Insolvency Act filing on December 31, 2010 and our deconsolidation of BCFC as of December 31, 2010. The Plans of Reorganization became effective on the Emergence Date.
From the 97,134,954 shares of Successor Company common stock issued for claims in the Creditor Protection Proceedings, we established a reserve of 23,382,073 shares for claims that remained in dispute as of the Emergence Date, from which we have made and will make supplemental interim distributions to unsecured creditors as disputed claims are resolved. As of March 31, 2011, there were 22,846,801 shares remaining in this reserve. We continue to work to resolve these claims, including the identification of claims that we believe should be disallowed because they are duplicative, were later amended or superseded, are without merit, are overstated or for other reasons. Although we continue to make progress, in light of the substantial number and amount of claims filed and remaining unresolved claims, the claims resolution process may take considerable time to complete. The United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) or the Superior Court of Quebec in Canada (the “Canadian Court” and, together with the U.S. Court, the “Courts”) will determine the resolution of claims that we are unable to resolve through the claims resolution process. We may be required to settle certain disputed claims in cash under certain specific circumstances. As such, included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 is a liability of approximately $30 million and $35 million, respectively, for the fair value of the estimated cash settlement of such claims. To the extent there are shares remaining after all disputed claims have been resolved, these shares will be reallocated ratably among unsecured creditors with allowed claims in the Creditor Protection Proceedings pursuant to the Plans of Reorganization.
Events prior to emergence from Creditor Protection Proceedings
During the Creditor Protection Proceedings, we remained in possession of our assets and properties and operated our business and managed our properties as “debtors in possession” under the jurisdiction of the Courts and in accordance with the applicable provisions of Chapter 11 and the CCAA. In general, the entities that were subject to the Creditor Protection Proceedings were authorized to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the approval of the applicable Court(s) or Ernst & Young Inc. (which, under the terms of a Canadian Court order, served as the court-appointed monitor under the CCAA proceedings), as applicable.
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

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Reorganization items, net
FASB ASC 852 requires separate disclosure of reorganization items such as certain expenses, provisions for losses and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that were realized or incurred during the Creditor Protection Proceedings. As a result, during the Creditor Protection Proceedings, all charges related to the commencement of an indefinite idling or permanent closure of a mill or a paper machine subsequent to the commencement of the Creditor Protection Proceedings were recorded in “Reorganization items, net,” whereas all charges related to the commencement of an indefinite idling or permanent closure of a mill or a paper machine prior to the commencement of the Creditor Protection Proceedings were recorded in “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations. The recognition of Reorganization items, net, unless specifically prescribed otherwise by FASB ASC 852, was in accordance with other applicable U.S. GAAP, including accounting for impairments of long-lived assets, accelerated depreciation, severance and termination benefits and costs associated with exit and disposal activities (including costs incurred in a restructuring).
Reorganization items, net for the three months ended March 31, 2010 were comprised of the following:

Predecessor
(Unaudited, in millions)	2010

Professional fees (1)	$26
Provision for repudiated or rejected executory contracts (2)	141
Charges related to indefinite idlings (3)	54
Gain on deconsolidation of BPCL (4)	(27)
Gains on disposition of assets (5)	(2)
Other (6)	13

$205

(1)	Professional fees directly related to the Creditor Protection Proceedings and the establishment of the Plans of Reorganization, including legal, accounting and other professional fees, as well as professional fees incurred by our creditors.
(2)	Represented provision for estimated claims arising from repudiated or rejected executory contracts, supply contracts and equipment leases.
(3)	Represented charges primarily related to the indefinite idling of a de-inking line and paper machine at our Thorold, Ontario paper mill. These actions were initiated subsequent to the commencement of the Creditor Protection Proceedings as part of our work towards a comprehensive restructuring plan. Such charges included: (i) accelerated depreciation charges of $47 million; (ii) severance charges of $6 million and (iii) charges for the write-downs of inventory of $1 million.
(4)	As discussed in Note 1, “Organization and Basis of Presentation – Bridgewater Administration,” included in our consolidated financial statements for the year ended December 31, 2010, we are no longer consolidating Bridgewater Paper Company Limited (“BPCL”), an indirect, wholly-owned subsidiary of ours, in our consolidated financial statements. Upon the deconsolidation of BPCL, we derecognized our negative investment in BPCL, which resulted in a gain.
(5)	Represented gains on the disposition of our Westover, Alabama sawmill and our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio, Texas. We sold these operations as part of our work towards a comprehensive restructuring plan for proceeds of approximately $15 million.
(6)	Represented environmental charges related to our estimated liability for an environmental claim filed against us by the current owner of a site previously owned by one of our subsidiaries, employee termination charges resulting from our work towards a comprehensive restructuring plan related to a workforce reduction at our Catawba, South Carolina paper mill and interest income (which was less than $1 million).
In the three months ended March 31, 2010, we paid $19 million of professional fees relating to reorganization items, which were included in cash flows from operating activities in our Consolidated Statements of Cash Flows.

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 3. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the three months ended March 31, 2011 and 2010 were comprised of the following:

	Successor	Predecessor
(Unaudited, in millions)	2011	2010

Accelerated depreciation	$1	$–
Impairment of long-lived assets	7	2
Severance and other costs	5	3

	$13	$5

Accelerated depreciation
During the three months ended March 31, 2011, we recorded accelerated depreciation charges of $1 million as a result of the decision to cease paperboard production at our Coosa Pines, Alabama paper mill.
Impairment of long-lived assets
During the three months ended March 31, 2011, we recorded long-lived asset impairment charges of $7 million as a result of the decision to cease paperboard production at our Coosa Pines paper mill to reduce the carrying value of the assets to their estimated fair value, which was determined based on the assets’ estimated salvage values.
During the three months ended March 31, 2010, we recorded long-lived asset impairment charges of $2 million related to our previously permanently closed Covington, Tennessee facility to further reduce the carrying value of the assets to their estimated fair value, which was determined based on the mill’s estimated sales value.
Severance and other costs
During the three months ended March 31, 2011, we recorded $2 million of severance costs and a $3 million OPEB plan curtailment loss as a result of the decision to cease paperboard production at our Coosa Pines paper mill.
During the three months ended March 31, 2010, we recorded $3 million of other costs, primarily for a lawsuit related to a closed mill.
Note 4. Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets
Assets held for sale as of March 31, 2011 and December 31, 2010 were comprised of the following:

	Successor
	March 31,	December 31,
(Unaudited, in millions)	2011	2010

Cash and cash equivalents	$7	$10
Accounts receivable, net	4	4
Other current assets	–	1
Fixed assets, net	143	149
Amortizable intangible assets, net	544	528
Other assets	6	6

	$704	$698

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Liabilities associated with assets held for sale as of March 31, 2011 and December 31, 2010 were comprised of the following:

	Successor
	March 31,	December 31,
(Unaudited, in millions)	2011	2010

Accounts payable and accrued liabilities	$2	$9
Long-term debt	288	280

	$290	$289

As of December 31, 2010, we held for sale the following assets: our investment in ACH Limited Partnership (“ACH”), our Kenora, Ontario and Alabama River, Alabama paper mills, our Saint-Fulgence, Quebec and Petit Saguenay, Quebec sawmills and various other assets. These assets and liabilities held for sale were carried in our Consolidated Balance Sheet as of December 31, 2010 at fair value (as a result of the application of fresh start accounting) less costs to sell. Since we have control over ACH, our consolidated financial statements include this entity on a fully consolidated basis. On February 11, 2011, AbiBow Canada Inc., (“AbiBow Canada,” our post-emergence Canadian operating subsidiary) entered into an agreement to sell its 75% equity interest in ACH. For additional information, see Note 10, “Liquidity and Debt.”
As of March 31, 2011, we held for sale the following assets: our investment in ACH, our Alabama River paper mill, our Petit Saguenay sawmill and various other assets. The assets and liabilities held for sale are carried in our Consolidated Balance Sheet as of March 31, 2011 at the lower of carrying value or fair value less costs to sell. We expect to complete a sale of all of these assets within the next twelve months for amounts that equal or exceed their individual carrying values.
During the three months ended March 31, 2011, we sold our Kenora paper mill and various other assets for proceeds of $5 million, resulting in a net gain on disposition of assets of $1 million.
During the three months ended March 31, 2010, we sold various assets for proceeds of $9 million, resulting in a net gain on disposition of assets of $9 million. Additionally, during the three months ended March 31, 2010, as part of our work towards a comprehensive restructuring plan, we sold various other assets. For additional information, see Note 2, “Creditor Protection Proceedings – Events prior to emergence from Creditor Protection Proceedings – Reorganization items, net.”
Note 5. Other Income (Expense), Net
Other income (expense), net for the three months ended March 31, 2011 and 2010 was comprised of the following:

	Successor	Predecessor
(Unaudited, in millions)	2011	2010

Foreign exchange gain (loss)	$28	$(4)
Post-emergence costs (1)	(11)	–
Loss from equity method investments	–	(2)
Miscellaneous income	2	3

	$19	$(3)

(1)	Primarily represents ongoing legal and other professional fees for the resolution and settlement of disputed creditor claims, as well as costs for other post-emergence activities.
Note 6. Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of March 31, 2011 was comprised of foreign currency translation gains of $17 million. No tax effect was recorded for foreign currency translation since the investment in foreign net assets translated is deemed indefinitely invested. In connection with the application of fresh start accounting as of December 31, 2010, accumulated other comprehensive loss of the Predecessor Company was eliminated.

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 7. Income (Loss) Per Share
The weighted-average number of common shares outstanding used to calculate basic and diluted net income (loss) per share attributable to AbitibiBowater Inc. common shareholders for the three months ended March 31, 2011 and 2010 was 97.1 million and 57.7 million, respectively.
For the three months ended March 31, 2011 and 2010, no adjustments to net income (loss) attributable to AbitibiBowater Inc. common shareholders were necessary to calculate basic and diluted net income (loss) per share.
For the three months ended March 31, 2011, the dilutive impact of 0.6 million option shares and 0.1 equity-classified restricted stock units (“RSUs”) on the weighted-average number of common shares outstanding used to calculate diluted net income per share was nominal. For the three months ended March 31, 2010, 3.3 million option shares and 0.1 million RSUs were excluded from the calculation of diluted net loss per share as the impact would have been anti-dilutive. For the three months ended March 31, 2010, no adjustment to the diluted weighted-average number of common shares outstanding for the assumed conversion of the pre-petition convertible notes, which were outstanding at that time, was necessary as the impact would have been anti-dilutive.
Note 8. Inventories, Net
Inventories, net as of March 31, 2011 and December 31, 2010 were comprised of the following:

	Successor
	March 31,	December 31,
(Unaudited, in millions)	2011	2010

Raw materials and work in process	$178	$136
Finished goods	178	184
Mill stores and other supplies	136	118

	$492	$438

During the three months ended March 31, 2011, we recorded charges of $1 million for write-downs of inventory as a result of the decision to cease paperboard production at our Coosa Pines paper mill. These charges were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. During the three months ended March 31, 2010, we recorded charges of $1 million for write-downs of inventory associated with an indefinitely idled de-inking line and paper machine at our Thorold paper mill. These charges were incurred as part of our restructuring and were included in “Reorganization items, net” in our Consolidated Statements of Operations.
Note 9. Restricted Cash
In connection with the sale of our investment in Manicouagan Power Company (“MPCo”) in December 2009, we provided certain undertakings and indemnities to Alcoa Canada Ltd., our former partner in MPCo, including an indemnity for potential tax liabilities arising from the transaction. As of March 31, 2011 and December 31, 2010, we maintained a reserve of approximately Cdn $80 million ($82 million, based on the exchange rate in effect on March 31, 2011) and Cdn $80 million ($80 million, based on the exchange rate in effect on December 31, 2010), respectively, to secure those obligations. This reserve was included as restricted cash in “Other assets” in our Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 10. Liquidity and Debt
Overview
As of March 31, 2011, in addition to cash and cash equivalents and net cash provided by operations, our principal external source of liquidity was the ABL Credit Facility, which is defined and discussed below. As of March 31, 2011, we had cash and cash equivalents of approximately $326 million and had approximately $261 million of availability under the ABL Credit Facility (see “ABL Credit Facility” below for a discussion of reserves that reduce our borrowing base availability).
Interest expense recorded in our Consolidated Statements of Operations totaled $30 million for the three months ended March 31, 2011 and $189 million for the three months ended March 31, 2010. The decrease in interest expense was primarily due to significantly lower debt levels in connection with our emergence from the Creditor Protection Proceedings in December 2010. Additionally, interest expense for the three months ended March 31, 2010 included a cumulative adjustment of $43 million to increase the accrued interest on the unsecured U.S. dollar denominated debt obligations of the CCAA filers to a fixed exchange rate. In accordance with FASB ASC 852, during the Creditor Protection Proceedings, we recorded interest expense on our pre-petition debt obligations only to the extent that: (i) interest would be paid during the Creditor Protection Proceedings or (ii) it was probable that interest would be an allowed priority, secured or unsecured claim. Contractual interest expense was $197 million for the three months ended March 31, 2010.
On February 11, 2011, AbiBow Canada entered into an agreement to sell its 75% equity interest in ACH to a consortium formed by a major Canadian institutional investor and a private Canadian renewable energy company. Cash proceeds for our interest will be approximately Cdn$293 million ($296 million, based on the exchange rate in effect on February 11, 2011) plus certain adjustments based on ACH’s working capital and cash available at closing, which is currently anticipated to occur in the second quarter of 2011. The closing of the transaction is subject to a number of conditions, including the receipt of applicable regulatory approvals and other third party consents, the execution of certain ancillary definitive agreements, other customary closing conditions and addressing pending or threatened litigation. The proceeds will be applied consistently with the 2018 Notes indenture, which requires, among other things, that the first $100 million of net proceeds from the sale of ACH and certain other assets be used to redeem 2018 Notes if the closing occurs within six months of the Emergence Date. In addition, the purchaser will acquire ACH with its current outstanding debt. Accordingly, upon closing of the transaction, ACH’s total long-term debt of $288 million will no longer be reflected in our Consolidated Balance Sheets.
10.25% senior secured notes due 2018
Information on our 10.25% senior secured notes due 2018 (the “2018 Notes”) is presented in Note 17, “Liquidity and Debt,” included in our consolidated financial statements for the year ended December 31, 2010.
As a result of our application of fresh start accounting, as of December 31, 2010, the 2018 Notes were recorded at their fair value of $905 million, which resulted in a premium of $55 million, which is being amortized to interest expense using the effective interest method over the term of the notes. As of March 31, 2011, the carrying value of the 2018 Notes (including the unamortized premium) was approximately $904 million. The 2018 Notes were included in “Long-term debt, net of current portion” in our Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011.
ABL Credit Facility
On December 9, 2010, AbitibiBowater Inc. and two of its wholly-owned subsidiaries, AbiBow US Inc. and AbiBow Recycling LLC, (collectively, the “U.S. Borrowers”) and AbiBow Canada (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”) entered into a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) with certain lenders and Citibank, N.A., as administrative agent and collateral agent (the “agent”). The ABL Credit Facility, with a maturity date of December 9, 2014, provides for an asset-based, revolving credit facility with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability, including a $20 million swingline sub-facility and a $150 million letter of credit sub-facility. The ABL Credit Facility includes a $400 million tranche available to the Borrowers and a $200 million tranche available solely to the U.S. Borrowers, in each case subject to the borrowing base availability of those Borrowers. The ABL Credit Facility also provides for an uncommitted incremental loan facility of up to $100 million, subject to certain terms and conditions set forth in the ABL Credit Facility. Additional information regarding the ABL Credit Facility is presented in Note 17, “Liquidity and Debt,” included in our consolidated financial statements for the year ended December 31, 2010.

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
As of March 31, 2011, the Borrowers had no borrowings and $53 million of letters of credit outstanding under the ABL Credit Facility. As of March 31, 2011, the U.S. Borrowers and the Canadian Borrower had $261 million and zero, respectively, of availability under the ABL Credit Facility.
The borrowing base availability of each borrower is subject to certain reserves, which are established by the agent in its discretion. The reserves may include dilution reserves, inventory reserves, rent reserves and any other reserves that the agent determines are necessary and have not already been taken into account in the calculation of the borrowing base. As of March 31, 2011, an additional reserve of $278 million has been established against the borrowing base of the Canadian Borrower until the adoption, by the governments of Quebec and Ontario, of regulations implementing previously-agreed funding relief applicable to contributions toward the solvency deficits in its material Canadian registered pension plans, as discussed in Note 20, “Pension and Other Postretirement Benefit Plans – Resolution of Canadian pension situation,” included in our consolidated financial statements for the year ended December 31, 2010. As a result of this reserve, the borrowing base of the Canadian Borrower will be restricted until such regulations are adopted and as a result, until such time, borrowings under the ABL Credit Facility will be primarily limited to the borrowing base availability of the U.S. Borrowers. Furthermore, if as of July 31, 2011, the regulations discussed above have not been adopted, we will be required pursuant to the ABL Credit Facility, as amended, to maintain a specified minimum liquidity of at least $200 million until such time as the regulations are adopted.
Promissory note
As of December 31, 2010, Augusta Newsprint Company (“ANC”), which operates our newsprint mill in Augusta, Georgia, was owned 52.5% by us. Since we had control over ANC, our consolidated financial statements included this entity on a fully consolidated basis. On January 14, 2011, we acquired the noncontrolling interest in ANC and ANC became a wholly-owned subsidiary of ours. As part of the consideration for the transaction, ANC paid cash of $15 million and issued a secured promissory note (the “note”) in the principal amount of $90 million. The acquisition of the noncontrolling interest in ANC was accounted for as an equity transaction.
The maturity date of the note is January 14, 2015, subject to possible extensions up to the eighth anniversary of the issue date, as described below. The principal amount may be repaid in cash or, at ANC’s election and subject to certain conditions, in freely tradable common shares of ours, using 95% of the 20-trading day volume weighted average trading price of our common shares for the period ended five business days before the maturity date. If the holder rejects ANC’s election to repay the note in shares, the maturity date will be automatically extended to the next anniversary of the issue date, provided that the maturity date may not be extended beyond the eighth anniversary of the issue date. In the event ANC elects to repay the note in shares on the eighth anniversary of the issue date and the holder rejects that election, the note will be settled in cash.
On or prior to the date that is 60 days following December 31 of each year beginning with the year ending December 31, 2011, ANC must make a mandatory prepayment of the note in cash that is based on a portion of ANC’s distributable cash. The mandatory prepayment that is expected to be due in the next 12 months is estimated to be approximately $15 million and was included in “Current portion of long-term debt,” while the balance of the note of $75 million was included in “Long-term debt, net of current portion,” both in our Consolidated Balance Sheet as of March 31, 2011.
Interest on the note will accrue at a rate of: (i) 8.0% per annum, so long as the outstanding principal amount is equal to or greater than $60 million, (ii) 6.5% per annum, so long as the outstanding principal amount is less than $60 million and equal to or greater than $30 million and (iii) 5.0% per annum, so long as the outstanding principal amount is less than $30 million.
ANC’s obligations will be secured by a priority security interest in substantially all of its assets, including a mortgage on the Augusta newsprint mill, and a pledge by us of the outstanding limited liability company interests in ANC, including our right to receive distributions and profits from ANC. The note is non-recourse against us and includes customary covenants and events of default.
If an event of default occurs, the note, including all unpaid principal and accrued interest, will become immediately due and payable in cash and all unpaid amounts thereunder will thereafter bear interest at a rate 2.0% in excess of the otherwise applicable rate until the event of default is no longer continuing or waived by the holder.

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 11. Pension and Other Postretirement Benefit Plans
The components of net periodic benefit cost relating to our pension and OPEB benefit plans for the three months ended March 31, 2011 and 2010 were as follows:

	Pension Plans		OPEB Plans
	Successor	Predecessor	Successor	Predecessor
(Unaudited, in millions)	2011	2010	2011	2010

Service cost	$9	$10	$1	$1
Interest cost	83	85	6	6
Expected return on plan assets	(87)	(90)	–	–
Amortization of prior service cost (credit)	–	1	–	(2)
Recognized net actuarial loss	–	1	–	–
Curtailment	–	–	3	–

	$5	$7	$10	$5

Event impacting net periodic benefit cost for the three months ended March 31, 2011
In February 2011, as a result of the decision to cease paperboard production at our Coosa Pines paper mill, approximately 137 positions were eliminated. As a result, a curtailment loss of $3 million was included in the net periodic benefit cost of our OPEB plans.
Note 12. Income Taxes
The income tax benefit attributable to income (loss) before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three months ended March 31, 2011 and 2010 as a result of the following:

	Successor	Predecessor
(Unaudited, in millions)	2011	2010

Income (loss) before income taxes	$16	$(507)

Income tax (provision) benefit:
Expected income tax (provision) benefit	(6)	177
Change in income tax (provision) benefit resulting from:
Valuation allowance	(2)	(72)
Foreign exchange	11	(53)
Deferred tax adjustment	10	–
State income taxes, net of federal income tax benefit	–	1
Foreign taxes	1	(59)
Other, net	–	7

	$14	$1

During the three months ended March 31, 2010, income tax benefits generated on the majority of our losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits.
As a result of the acquisition of the noncontrolling interest in ANC, we established a deferred tax liability of approximately $28 million. Since this acquisition was accounted for as an equity transaction, as discussed in Note 10, “Liquidity and Debt – Promissory note,” the recording of this deferred tax liability resulted in a reduction of “Additional paid-in capital” in our Consolidated Balance Sheet as of March 31, 2011.

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 13. Commitments and Contingencies
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
Subject to certain exceptions, all litigation against the debtors in the Creditor Protection Proceedings (AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries, excluding our wholly-owned subsidiary that operates our Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries) that arose out of pre-petition conduct or acts was subject to the automatic stay provisions of Chapter 11 and the CCAA and the orders of the Courts rendered thereunder, and subject to certain exceptions, any recovery by the plaintiffs in those matters will be treated consistently with all other general unsecured claims in the Creditor Protection Proceedings, i.e., to the extent a disputed general unsecured claim becomes an accepted claim, the claimholder would be entitled to receive a ratable amount of Successor Company common stock from the reserve established on the Emergence Date for this purpose, as discussed in Note 2, “Creditor Protection Proceedings.” As a result, we believe that these matters will not have a material adverse effect on our results of operations or financial position.
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
In connection with the Creditor Protection Proceedings, we and the U.S. Court-appointed post-emergence claims agent filed, in April 2011, with the U.S. Court a number of preference avoidance actions against various Company suppliers and certain employees, seeking to recover a total of approximately $96 million of amounts paid to them in the 90-day or two-year period, respectively, prior to the commencement of the Creditor Protection Proceedings. All amounts recovered will be for our benefit.
Information on our commitments and contingencies is presented in Note 22, “Commitments and Contingencies,” included in our consolidated financial statements for the year ended December 31, 2010. There have been no material developments to the commitments and contingencies described in our consolidated financial statements for the year ended December 31, 2010.
Note 14. Share-Based Compensation
On the Emergence Date and pursuant to the Plans of Reorganization, all previously-issued and outstanding equity-based awards under our various share-based compensation plans were terminated and the 2010 AbitibiBowater Inc. Equity Incentive Plan (the “2010 LTIP”) became effective. The 2010 LTIP, administered by the Human Resources and Compensation/Nominating and Governance Committee of the Board of Directors, provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, RSUs, deferred stock units (“DSUs”) (collectively, “stock incentive awards”) and cash incentive awards to certain of our officers, directors, employees, consultants and advisors. We have been authorized to issue stock incentive awards for up to 9,020,060 shares under the 2010 LTIP.
As of March 31, 2011, all of our outstanding stock incentive awards were accounted for as equity-classified, service-based awards and approximately 8.4 million shares were available for issuance under the 2010 LTIP. As of March 31, 2010, our outstanding stock incentive awards consisted of both equity-classified and liability-classified awards, some of which included performance conditions. For the three months ended March 31, 2011 and 2010, shared-based compensation expense was less than $1 million and $2 million, respectively.

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Stock options
On January 9, 2011, we issued 626,720 stock options to our non-employee directors and to certain officers and employees under the 2010 LTIP, with an exercise price of $23.05. The stock options become exercisable ratably over a period of four years and, unless terminated earlier in accordance with their terms, expire 10 years from the date of grant.
We calculated the grant-date fair value of the stock options using the Black-Scholes option pricing model, which resulted in a fair value of $10.75 each. This calculation was based on an expected dividend yield of zero, an expected volatility of 40.5%, a risk-free interest rate of 2.5% and an expected life of 6.25 years.
The payment of dividends is restricted under the 2018 Notes indenture and the credit agreement that governs the ABL Credit Facility; therefore, we assumed an expected dividend yield of zero. Due to the short trading history of the Successor Company’s common stock, we estimated the expected volatility based on the historical volatility of a peer group within our industry measured over a term approximating the expected life of the options. We estimated the risk-free interest rate based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the options. Historical exercise data attributable to stock incentive awards granted after the Successor Company’s common stock began publicly trading is non-existent; therefore, we used the simplified method permitted by Staff Accounting Bulletin Topic 14 to estimate the expected life of the options. Under this approach, the expected life is presumed to be the midpoint between the vesting date and the end of the contractual term.
During the three months ended March 31, 2011, 63,579 options were forfeited, which reduced the number of options outstanding as of March 31, 2011 to 563,141, none of which were exercisable or vested. As of March 31, 2011, there was approximately $5.3 million of unrecognized compensation cost related to these stock options, which is expected to be recognized over a requisite service period of 3.7 years.
Restricted stock units
On January 9, 2011, we issued 82,970 RSUs to certain officers and employees under the 2010 LTIP. The grant-date fair value of these RSUs was $23.05 per share. Each RSU provides the holder the right to receive one share of our common stock upon vesting. All RSUs vest ratably over a period of four years. During the three months ended March 31, 2011, 9,884 RSUs were forfeited, which reduced the number of RSUs outstanding as of March 31, 2011 to 73,086, none of which were exercisable or vested. As of March 31, 2011, there was approximately $1.5 million of unrecognized compensation cost related to these RSUs, which is expected to be recognized over a requisite service period of 3.7 years.
Note 15. Segment Information
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are newsprint, coated papers, specialty papers, market pulp and wood products.
None of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net gain on disposition of assets and other discretionary charges or credits are not allocated to our segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets. Additionally, beginning in 2011, all selling, general and administrative expenses, excluding employee termination costs, are allocated to our segments.

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Information about segment sales and operating income (loss) for the three months ended March 31, 2011 and 2010 was as follows:

		Coated	Specialty	Market	Wood	Corporate	Consolidated
(Unaudited, in millions)	Newsprint	Papers	Papers	Pulp (1)	Products	and Other	Total

Sales
First quarter 2011 (Successor)	$429	$134	$330	$176	$116	$–	$1,185
First quarter 2010 (Predecessor)	433	106	299	163	99	–	1,100

Operating income (loss) (2)
First quarter 2011 (Successor)	$19	$3	$–	$23	$(3)	$(15)	$27
First quarter 2010 (Predecessor)	(102)	(4)	(8)	13	2	(11)	(110)

(1)	Market pulp sales excluded inter-segment sales of $4 million and $10 million for the three months ended March 31, 2011 and 2010, respectively.

(2)	Corporate and Other operating loss for the three months ended March 31, 2011 and 2010 included the following special items:

	Successor	Predecessor
(Unaudited, in millions)	2011	2010

Net gain on disposition of assets	$1	$9
Closure costs, impairment and other related charges	(13)	(5)
Write-downs of inventory	(1)	–
Employee termination costs	(4)	–

	$(17)	$4

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 16. Condensed Consolidating Financial Information
The following information is presented in accordance with Rule 3-10 of Regulation S-X and the public information requirements of Rule 144 promulgated pursuant to the Securities Act of 1933, as amended, in connection with AbitibiBowater Inc.’s issuance of the 2018 Notes that are fully and unconditionally guaranteed, on a joint and several basis, by all of our 100% owned material U.S. subsidiaries (the “Guarantor Subsidiaries”). The 2018 Notes are not guaranteed by our foreign subsidiaries and our less than 100% owned U.S. subsidiaries (the “Non-guarantor Subsidiaries”).
The following condensed consolidating financial information sets forth the Balance Sheets as of March 31, 2011 and December 31, 2010 and the Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2011 and 2010 for AbitibiBowater Inc. (the “Parent”), the Guarantor Subsidiaries on a combined basis and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011 (Successor)

		Guarantor	Non-guarantor	Consolidating
(Unaudited, in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Sales	$–	$792	$765	$(372)	$1,185
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	685	609	(372)	922
Depreciation, amortization and cost of timber harvested	–	23	31	–	54
Distribution costs	–	39	94	–	133
Selling, general and administrative expenses	2	12	23	–	37
Closure costs, impairment and other related charges	–	13	–	–	13
Net gain on disposition of assets	–	–	(1)	–	(1)

Operating (loss) income	(2)	20	9	–	27
Interest expense	(41)	(2)	(8)	21	(30)
Other income, net	9	13	18	(21)	19
Parent’s equity in income of subsidiaries	60	–	–	(60)	–

Income before income taxes	26	31	19	(60)	16
Income tax benefit (provision)	4	(2)	12	–	14

Net income including noncontrolling interests	30	29	31	(60)	30
Net loss attributable to noncontrolling interests	–	–	–	–	–

Net income attributable to AbitibiBowater Inc.	$30	$29	$31	$(60)	$30

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2010 (Predecessor)

		Guarantor	Non-guarantor	Consolidating
(Unaudited, in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Sales	$–	$642	$781	$(323)	$1,100
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	567	671	(323)	915
Depreciation, amortization and cost of timber harvested	–	34	98	–	132
Distribution costs	–	33	104	–	137
Selling, general and administrative expenses	12	3	15	–	30
Closure costs, impairment and other related charges	–	2	3	–	5
Net gain on disposition of assets	–	–	(9)	–	(9)

Operating (loss) income	(12)	3	(101)	–	(110)
Interest expense	–	(38)	(152)	1	(189)
Other (expense) income, net	–	(3)	1	(1)	(3)
Parent’s equity in loss of subsidiaries	–	–	–	–	–

Loss before reorganization items and income taxes	(12)	(38)	(252)	–	(302)
Reorganization items, net	–	(9)	(196)	–	(205)

Loss before income taxes	(12)	(47)	(448)	–	(507)
Income tax (provision) benefit	–	(5)	6	–	1

Net loss including noncontrolling interests	(12)	(52)	(442)	–	(506)
Net loss attributable to noncontrolling interests	–	–	6	–	6

Net loss attributable to AbitibiBowater Inc.	$(12)	$(52)	$(436)	$–	$(500)

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2011 (Successor)

		Guarantor	Non-guarantor	Consolidating
(Unaudited, in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$–	$206	$120	$–	$326
Accounts receivable, net	–	362	465	–	827
Accounts receivable from affiliates	–	–	307	(307)	–
Inventories, net	–	153	339	–	492
Assets held for sale	–	15	689	–	704
Deferred income tax assets	–	30	18	–	48
Note and interest receivable from parent	–	884	–	(884)	–
Note receivable from affiliate	–	5	–	(5)	–
Other current assets	–	25	92	–	117

Total current assets	–	1,680	2,030	(1,196)	2,514

Fixed assets, net	–	974	1,629	–	2,603
Amortizable intangible assets, net	–	–	18	–	18
Deferred income tax assets	–	505	1,264	–	1,769
Note receivable from affiliate	–	30	–	(30)	–
Investments in and advances to consolidated subsidiaries	6,080	2,807	–	(8,887)	–
Other assets	–	32	149	113	294

Total assets	$6,080	$6,028	$5,090	$(10,000)	$7,198

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$44	$185	$366	$–	$595
Accounts payable to affiliates	184	68	–	(252)	–
Note and interest payable to a subsidiary	884	–	–	(884)	–
Note payable to affiliate	–	–	5	(5)	–
Current portion of long-term debt	–	15	–	–	15
Liabilities associated with assets held for sale	–	–	290	–	290

Total current liabilities	1,112	268	661	(1,141)	900

Long-term debt, net of current portion	904	75	–	–	979
Long-term debt due to affiliate	–	–	30	(30)	–
Pension and other postretirement projected benefit obligations	–	389	894	–	1,283
Deferred income tax liabilities	–	–	84	–	84
Other long-term liabilities	–	26	38	–	64

Total liabilities	2,016	758	1,707	(1,171)	3,310

Total equity	4,064	5,270	3,383	(8,829)	3,888

Total liabilities and equity	$6,080	$6,028	$5,090	$(10,000)	$7,198

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010 (Successor)

		Guarantor	Non-guarantor	Consolidating
(Unaudited, in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$–	$164	$155	$–	$319
Accounts receivable	–	348	506	–	854
Accounts receivable from affiliates	40	–	287	(327)	–
Inventories	–	158	280	–	438
Assets held for sale	–	15	683	–	698
Deferred income tax assets	–	31	16	–	47
Note and interest receivable from parent	–	864	–	(864)	–
Note receivable from affiliate	–	10	–	(10)	–
Other current assets	–	25	63	–	88

Total current assets	40	1,615	1,990	(1,201)	2,444

Fixed assets	–	858	1,783	–	2,641
Amortizable intangible assets	–	–	19	–	19
Deferred income tax assets	–	439	1,297	–	1,736
Note receivable from affiliate	–	30	–	(30)	–
Investments in and advances to consolidated subsidiaries	5,977	2,933	–	(8,910)	–
Other assets	–	34	168	114	316

Total assets	$6,017	$5,909	$5,257	$(10,027)	$7,156

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$26	$175	$367	$–	$568
Accounts payable to affiliates	178	99	–	(277)	–
Note and interest payable to a subsidiary	864	–	–	(864)	–
Note payable to affiliate	–	–	10	(10)	–
Liabilities associated with assets held for sale	–	–	289	–	289

Total current liabilities	1,068	274	666	(1,151)	857

Long-term debt	905	–	–	–	905
Long-term debt due to affiliate	–	–	30	(30)	–
Pension and other postretirement projected benefit obligations	–	362	910	–	1,272
Deferred income tax liabilities	–	–	72	–	72
Other long-term liabilities	–	32	31	–	63

Total liabilities	1,973	668	1,709	(1,181)	3,169

Total equity	4,044	5,241	3,548	(8,846)	3,987

Total liabilities and equity	$6,017	$5,909	$5,257	$(10,027)	$7,156

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2011 (Successor)

		Guarantor	Non-guarantor	Consolidating
(Unaudited, in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash provided by operating activities	$–	$49	$9	$–	$58

Cash flows from investing activities:
Cash invested in fixed assets	–	(7)	(8)	–	(15)
Disposition of assets	–	–	5	–	5
Increase in restricted cash	–	–	(2)	–	(2)
Increase in deposit requirements for letters of credit, net	–	–	(6)	–	(6)

Net cash used in investing activities	–	(7)	(11)	–	(18)

Cash flows from financing activities:
Dividends and distribution to noncontrolling interests	–	–	(18)	–	(18)
Acquisition of noncontrolling interest	–	–	(15)	–	(15)

Net cash used in financing activities	–	–	(33)	–	(33)

Net increase (decrease) in cash and cash equivalents	–	42	(35)	–	7
Cash and cash equivalents:
Beginning of period	–	164	155	–	319

End of period	$–	$206	$120	$–	$326

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2010 (Predecessor)

		Guarantor	Non-guarantor	Consolidating
(Unaudited, in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$–	$39	$(12)	$–	$27

Cash flows from investing activities:
Cash invested in fixed assets	–	(4)	(7)	–	(11)
Disposition of assets	–	19	5	–	24
Increase in restricted cash	–	(18)	(7)	–	(25)
Increase in note receivable from affiliate	–	(5)	–	5	–

Net cash used in investing activities	–	(8)	(9)	5	(12)

Cash flows from financing activities:
Decrease in secured borrowings, net	–	(21)	–	–	(21)
Increase in note payable to affiliate	–	–	5	(5)	–

Net cash (used in) provided by financing activities	–	(21)	5	(5)	(21)

Net increase (decrease) in cash and cash equivalents	–	10	(16)	–	(6)
Cash and cash equivalents:
Beginning of period	–	418	338	–	756

End of period	$–	$428	$322	$–	$750

ABITIBIBOWATER INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) of AbitibiBowater Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our,” “us” or the “Company”) provides information that we believe is useful in understanding our results of operations, cash flows and financial condition for the three months ended March 31, 2011. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited interim consolidated financial statements and related notes appearing in Item 1 of this Quarterly Report on Form 10-Q (“Unaudited Interim Consolidated Financial Statements”).
Cautionary Statements Regarding Forward-Looking Information and Use of Third-Party Data
Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) that are not reported financial results or other historical information of AbitibiBowater are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts to continue to reduce costs and increase revenues and profitability, including our cost reduction initiatives regarding selling, general and administrative (“SG&A”) expenses; business outlook; assessment of market conditions; liquidity outlook, prospects, growth, strategies and the industry in which we operate; and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or AbitibiBowater’s shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this Form 10-Q are enumerated under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the United States Securities and Exchange Commission (the “SEC”) on April 5, 2011 (the “2010 Annual Report”).
All forward-looking statements in this Form 10-Q are expressly qualified by the cautionary statements contained or referred to in this section and in our other filings with the SEC and the Canadian securities regulatory authorities. We disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as required by law.
Market and industry data
Information about industry or general economic conditions contained in this Form 10-Q is derived from third-party sources and certain trade publications (“Third-Party Data”) that we believe are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.
Basis of Presentation
Effective upon the commencement of the Creditor Protection Proceedings (as defined below) on April 16 and 17, 2009 and through the Convenience Date (as defined below), we applied the guidance in Financial Accounting Standards Board Accounting Standards Codification 852, “Reorganizations” (“FASB ASC 852”), in preparing our consolidated financial statements. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, during the Creditor Protection Proceedings, we: (i) recorded certain expenses, charges and credits incurred or realized that were directly associated with or resulting from the reorganization and restructuring of the business in “Reorganization items, net” in our Consolidated Statements of Operations included in our Unaudited Interim Consolidated Financial Statements (“Consolidated Statements of Operations”) and (ii) ceased recording interest expense on certain of our pre-petition debt obligations. For additional information, see “Emergence from Creditor Protection Proceedings” below and Note 10, “Liquidity and Debt,” to our Unaudited Interim Consolidated Financial Statements.
As further discussed below, on December 9, 2010, we emerged from the Creditor Protection Proceedings. In accordance with FASB ASC 852, fresh start accounting (“fresh start accounting”) was required upon our emergence from the Creditor

ABITIBIBOWATER INC.
Protection Proceedings, which we applied effective December 31, 2010 (the “Convenience Date”). For additional information, see Item 1, “Business – Creditor Protection Proceedings – Basis of presentation – Upon Emergence from Creditor Protection Proceedings,” included in our 2010 Annual Report.
The implementation of the Plans of Reorganization (as defined below) and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements as of December 31, 2010 and for periods subsequent to December 31, 2010 are not comparable to our consolidated financial statements for periods prior to December 31, 2010. References to “Successor” or “Successor Company” refer to the Company on or after December 31, 2010, after giving effect to the implementation of the Plans of Reorganization and the application of fresh start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to December 31, 2010. Additionally, references to periods on or after December 31, 2010 refer to the Successor and references to periods prior to December 31, 2010 refer to the Predecessor.
Emergence from Creditor Protection Proceedings
AbitibiBowater Inc. and all but one of its debtor affiliates (as discussed below) successfully emerged from creditor protection proceedings under Chapter 11 of the United States Bankruptcy Code, as amended and the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”), as applicable (collectively, the “Creditor Protection Proceedings”) on December 9, 2010 (the “Emergence Date”). In the third quarter of 2010, the creditors under the Creditor Protection Proceedings, with one exception, voted in the requisite numbers to approve the respective Plan of Reorganization (as defined below). Creditors of Bowater Canada Finance Corporation (“BCFC”), an indirect, wholly-owned subsidiary of ours, did not vote in the requisite numbers to approve the Plans of Reorganization. Accordingly, we did not seek sanction of the CCAA Plan of Reorganization and Compromise or confirmation of the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (collectively, the “Plans of Reorganization” and each, a “Plan of Reorganization”) with respect to BCFC. See Item 3, “Legal Proceedings – BCFC Bankruptcy and Insolvency Act Filing,” included in our 2010 Annual Report for information regarding BCFC’s Bankruptcy and Insolvency Act filing on December 31, 2010. The Plans of Reorganization became effective on the Emergence Date.
From the 97,134,954 shares of Successor Company common stock issued for claims in the Creditor Protection Proceedings, we established a reserve of 23,382,073 shares for claims that remained in dispute as of the Emergence Date, from which we have made and will make supplemental interim distributions to unsecured creditors as disputed claims are resolved. As of March 31, 2011, there were 22,846,801 shares remaining in this reserve. We continue to work to resolve these claims, including the identification of claims that we believe should be disallowed because they are duplicative, were later amended or superseded, are without merit, are overstated or for other reasons. Although we continue to make progress, in light of the substantial number and amount of claims filed and remaining unresolved claims, the claims resolution process may take considerable time to complete. The United States Bankruptcy Court for the District of Delaware or the Superior Court of Quebec in Canada will determine the resolution of claims that we are unable to resolve through the claims resolution process. We may be required to settle certain disputed claims in cash under certain specific circumstances. As such, as of March 31, 2011 and December 31, 2010, “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets included in our Unaudited Interim Consolidated Financial Statements (“Consolidated Balance Sheets”) included a liability of approximately $30 million and $35 million, respectively, for the fair value of the estimated cash settlement of such claims. To the extent there are shares remaining after all disputed claims have been resolved, these shares will be reallocated ratably among unsecured creditors with allowed claims in the Creditor Protection Proceedings pursuant to the Plans of Reorganization.
Business Strategy and Outlook
We emerged from the Creditor Protection Proceedings with a more flexible, lower-cost operating platform and a more conservative capital structure. Through aggressive capacity reductions, we streamlined our asset base and the substantial majority of our remaining assets have a competitive cost structure. We reduced our debt levels from approximately $6.2 billion at the time of filing for creditor protection to approximately $0.9 billion as of December 31, 2010 (excluding the long-term debt of ACH Limited Partnership (“ACH”) of $280 million, which was included in “Liabilities associated with assets held for sale” in our Consolidated Balance Sheet as of December 31, 2010). We have substantially lowered our debt service charges, as well as our SG&A expenses. We have also lowered overall manufacturing costs including significant reductions in salary and labor wages and costs.

ABITIBIBOWATER INC.
Business strategy
Our business strategy, which continues actions taken during the Creditor Protection Proceedings, is focused on the following key elements: (i) improving our business mix and targeting markets with better demand characteristics, (ii) continuing to improve our cost structure, (iii) further reducing debt and (iv) opportunistically examining growth alternatives.
Improve business mix
We plan to continue to improve our business mix by focusing on grades that have and are expected to offer better margins and higher returns. We believe we have cost effective opportunities to grow into grades that offer better demand characteristics, margins and returns compared to newsprint.
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
We significantly reduced our SG&A costs from $332 million in 2008 to $155 million in 2010 and have targeted further reductions in annual SG&A for 2011.
Reduce debt
Reducing debt and the associated interest charges is one of our primary financial goals. We believe this would improve our financial flexibility and support the implementation of our strategic objectives. The indenture governing the 2018 Notes (as defined under “Liquidity and Capital Resources”) provides that we must use the first $100 million of the net proceeds received from certain asset sales occurring within six months of the Emergence Date to redeem a portion of the 2018 Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest. We expect to apply a portion of the net proceeds from our announced sale of our 75% interest in ACH, as described below under “Liquidity and Capital Resources,” to that end. The indenture also provides other opportunities for further note redemptions, subject to certain conditions, including the option, before October 15, 2013, to redeem up to 10% of the 2018 Notes per twelve-month period at a redemption price of 103% of the principal amount, plus accrued and unpaid interest.
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
Outlook
Overall, the significant operational and financial restructuring that we have implemented since the fourth quarter of 2007 and during the Creditor Protection Proceedings has provided a competitive operating platform and a conservative capital structure. We believe this operating platform, our financial flexibility and liquidity levels combined, provide us the opportunity to implement our strategies and better manage the continued secular decline in paper consumption.

ABITIBIBOWATER INC.
As a result of the implementation of the Plans of Reorganization and the application of fresh start accounting, as well as other actions taken during the Creditor Protection Proceedings, the consolidated financial statements of the Successor Company are not comparable to the consolidated financial statements of the Predecessor Company. Beginning with the first quarter of 2011, the consolidated statements of operations of the Successor Company are and will continue to be significantly different from the Predecessor Company due to, among other things, the following:

•	higher cost of sales, excluding depreciation, amortization and cost of timber harvested, as a result of the increase in the carrying value of finished goods inventory as of December 31, 2010 to reflect fair value, which increased cost of sales, excluding depreciation, amortization and cost of timber harvested, in the first quarter of 2011 as the inventory was sold;

•	lower depreciation, amortization and cost of timber harvested as a result of the rationalization of facilities, sale of assets, reductions in the carrying values of fixed assets and amortizable intangible assets to reflect fair values and updated useful lives of fixed assets and amortizable intangible assets;

•	lower labor and salary costs as a result of the implementation of our new labor agreements (costs of sales, excluding depreciation, amortization and cost of timber harvested) and salary reductions at the corporate level (SG&A expenses);

•	significantly lower interest expense as a result of the settlement or extinguishment of the Predecessor Company’s secured and unsecured debt obligations, partially offset by interest expense on our exit financing;

•	the Predecessor Company’s consolidated statements of operations included significant costs for reorganization items, which were directly associated with or resulted from the reorganization and restructuring of the business. In 2011, we have incurred and will continue to incur costs associated with the finalization of outstanding restructuring and reorganization matters, primarily for the resolution and settlement of disputed creditor claims. These post-emergence costs are recorded in “Other income (expense), net” in the Successor Company’s consolidated statements of operations; and

•	except for the first quarter of 2011, higher income tax provision due to the reversal of deferred tax valuation allowances in connection with the implementation of the Plans of Reorganization and the establishment of approximately $1,783 million of deferred income tax assets as of December 31, 2010. As a result, we do not expect to pay significant cash taxes until these deferred income tax assets are fully utilized.
During the first quarter of 2011, we experienced costs pressures and cost spikes as a result of inflation on our input costs and higher energy, recycled fiber and transportation-related costs. We expect these cost pressures and cost spikes to continue in 2011 and we expect to mitigate some of the cost increases with actions to lower manufacturing costs. Additionally, the stronger Canadian dollar, which has a significant impact on the financial performance of our Canadian manufacturing sites, continued to strengthen since the beginning of the year. We are sensitive to changes in the value of the Canadian dollar versus the U.S. dollar and we expect exchange rate fluctuations to continue to impact costs and revenues in 2011. We expect the Canadian dollar versus the U.S. dollar to remain strong throughout 2011. Based on exchange rates and operating conditions projected for 2011, we project that a one-cent increase in the Canadian-U.S. dollar exchange rate would decrease our income (loss) before income taxes for 2011 by approximately $22 million.
Business and Financial Review
     Overview
Through our subsidiaries, we manufacture newsprint, coated and specialty papers, market pulp and wood products. We operate pulp and paper manufacturing facilities in Canada, the United States and South Korea, as well as wood products manufacturing facilities and hydroelectric facilities in Canada.
As discussed further below, the newsprint industry experienced a decrease in North American demand in the first quarter of 2011 compared to the same period of 2010. North American demand for coated mechanical papers decreased in the first quarter of 2011 compared to the same period of 2010. The specialty papers industry experienced a decrease in North American demand in the first quarter of 2011 compared to the same period for 2010, particularly for lightweight or directory grades. Global shipments of market pulp increased during the first quarter of 2011 compared to the same period of 2010, particularly in China. Our wood products segment continues to be impacted by low demand due to a weak U.S. housing market.
As discussed above, due to the implementation of the Plans of Reorganization and the application of fresh start accounting, as well as other actions taken during the Creditor Protection Proceedings, the operating results and financial condition of the Successor Company are not comparable to the operating results and financial condition of the Predecessor Company.

ABITIBIBOWATER INC.
     Consolidated Results of Operations

	Three Months Ended March 31,
	Successor	Predecessor
(Unaudited, in millions, except per share amounts)	2011	2010	Change

Sales	$1,185	$1,100	$85
Operating income (loss)	27	(110)	137
Net income (loss) attributable to AbitibiBowater Inc.	30	(500)	530
Net income (loss) per share attributable to AbitibiBowater Inc. – basic	0.31	(8.68)	8.99
Net income (loss) per share attributable to AbitibiBowater Inc. – diluted	0.31	(8.68)	8.99

Significant items that favorably (unfavorably) impacted operating income (loss):
Product pricing			$131
Shipments			(46)

Change in sales			85

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			(7)

Change in depreciation, amortization and cost of timber harvested			78

Change in distribution costs			4

Change in selling, general and administrative expenses			(7)

Change in closure costs, impairment and other related charges			(8)

Change in net gain on disposition of assets			(8)

			$137

Sales
Sales increased $85 million, or 7.7%, from $1,100 million in the first quarter of 2010 to $1,185 million in the first quarter of 2011. The increase was primarily due to higher transaction prices for newsprint, coated papers, specialty papers, market pulp and wood products and higher shipments for coated papers, specialty papers and wood products, partially offset by lower shipments for newsprint and market pulp. The impact of each of these items is discussed further below under “Segment Results of Operations.”
Operating income (loss)
Operating income (loss) improved $137 million to operating income of $27 million in the first quarter of 2011 compared to an operating loss of $110 million in the first quarter of 2010. The above table presents the items that impacted operating income (loss). A brief explanation of the major items follows.
Cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $7 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to a significantly unfavorable currency exchange ($32 million, primarily due to the Canadian dollar) and higher costs for energy ($26 million). These higher costs were partially offset by lower costs for wood and fiber ($10 million), fuel ($3 million), chemicals ($1 million), labor and benefits ($13 million) and other favorable cost variances. As discussed above, cost of sales, excluding depreciation, amortization and cost of timber harvested in the first quarter of 2011 was unfavorably impacted by the increase in the carrying value of finished goods inventory as of December 31, 2010 to reflect fair value pursuant to fresh start accounting. Additionally, as discussed above, such costs in the first quarter of 2011 were favorably impacted by lower costs for labor and benefits as a result of actions taken during the Creditor Protection Proceedings.
Depreciation, amortization and cost of timber harvested decreased $78 million in the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.
Distribution costs decreased $4 million in the first quarter of 2011 compared to the first quarter of 2010 due to lower shipment volumes, partially offset by higher distribution costs per ton.

ABITIBIBOWATER INC.
Selling, general and administrative costs increased $7 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to the reversal of a $17 million bonus accrual in the first quarter of 2010, as well as approximately $4 million of employee termination costs recorded in the first quarter of 2011 related to corporate staffing reductions, partially offset by our continued cost reduction initiatives, including salary reductions at the corporate level, as discussed above.
We recorded $13 million of closure costs, impairment and other related charges in the first quarter of 2011 compared to $5 million (which were not associated with our work towards a comprehensive restructuring plan) in the first quarter of 2010. We recorded a net gain on disposition of assets of $1 million in the first quarter of 2011 compared to $9 million (which was not associated with our work towards a comprehensive restructuring plan) in the first quarter of 2010. For additional information, see “Segment Results of Operations – Corporate and Other” below.
Non-operating items
Interest expense
Interest expense decreased $159 million from $189 million in the first quarter of 2010 to $30 million in the first quarter of 2011, primarily due to significantly lower debt levels in connection with our emergence from the Creditor Protection Proceedings, as discussed above. Additionally, interest expense in the first quarter of 2010 included a cumulative adjustment of $43 million to increase the accrued interest on the unsecured U.S. dollar denominated debt obligations of the CCAA filers to a fixed exchange rate.
Other income (expense), net
Other income, net in the first quarter of 2011 was $19 million and was primarily comprised of foreign currency exchange gains, partially offset by costs for the resolution and settlement of disputed creditor claims and other post-emergence activities. Other expense, net in the first quarter of 2010 was $3 million and was primarily comprised of foreign currency exchange losses.
Reorganization items, net
In the first quarter of 2010, pursuant to FASB ASC 852, we recorded reorganization items, net of $205 million, for certain expenses, provisions for losses and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that were realized or incurred in the Creditor Protection Proceedings. For additional information, see Note 2, “Creditor Protection Proceedings - Events prior to emergence from Creditor Protection Proceedings - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
Income tax benefit
In the first quarter of 2011, an income tax benefit of $14 million was recorded on income before income taxes of $16 million, resulting in an effective tax rate of (88)%. The income tax benefit was primarily due to the non-taxability of foreign currency gains and certain deferred tax adjustments. Our effective tax rate in the first quarter of 2010 was less than 1%, resulting from the recording of a tax benefit of $1 million on a loss before income taxes of $507 million. In the first quarter of 2010, income tax benefits of approximately $72 million, generated on the majority of our losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits.
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
Net income (loss) attributable to AbitibiBowater Inc.
Net income (loss) attributable to AbitibiBowater Inc. in the first quarter of 2011 was $30 million of net income, or $0.31 per diluted common share, an improvement of $530 million, or $8.99 per diluted common share, compared to $500 million of net loss, or $8.68 per diluted common share, in the same period of 2010. The improvement was due to the improvement in operating income (loss) and other income (expense), net and decreases in interest expense and reorganization items, net,

ABITIBIBOWATER INC.
as well as an increase in the income tax benefit, as discussed above.
     Segment Results of Operations
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products. None of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net gain on dispositions of assets and other discretionary charges or credits are not allocated to our segments. Share-based compensation expense and depreciation expense are, however, allocated to our segments. Additionally, beginning in 2011, all SG&A expenses, excluding employee termination costs, are allocated to our segments. For additional information regarding our segments, see Note 15, “Segment Information,” to our Unaudited Interim Consolidated Financial Statements.
As discussed above, due to the implementation of the Plans of Reorganization and the application of fresh start accounting, the operating results of the Successor Company are not comparable to the operating results of the Predecessor Company. To the extent that the items discussed above under “Business Strategy and Outlook – Outlook” are allocated to our segments, the results of operations in the first quarter of 2011 for all of our segments were impacted by the actions taken during the Creditor Protection Proceedings, the implementation of the Plans of Reorganization and the application of fresh start accounting. Additionally, the results of operations in the first quarter of 2011 for all of our segments were impacted by the allocation of SG&A expenses, excluding employee termination costs, to our segments, as discussed above.
Newsprint

	Three Months Ended March 31,
	Successor	Predecessor
	2011	2010	Change

Average price (per metric ton)	$654	$545	$109
Average cost (per metric ton)	$625	$674	$(49)
Shipments (thousands of metric tons)	656	795	(139)
Downtime (thousands of metric tons)	22	214	(192)
Inventory at end of period (thousands of metric tons)	104	141	(37)

(Unaudited, in millions)

Segment sales	$429	$433	$(4)
Segment operating income (loss)	19	(102)	121

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing	$87
Shipments	(91)

Change in sales	(4)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested	76

Change in depreciation, amortization and cost of timber harvested	46

Change in distribution costs	9

Change in selling, general and administrative expenses	(6)

$121

Segment sales decreased $4 million, or 0.9%, from $433 million in the first quarter of 2010 to $429 million in the first quarter of 2011 due to significantly lower shipment volumes, partially offset by significantly higher transaction prices. Shipments in the first quarter of 2011 decreased 139,000 metric tons, or 17.5%, compared to the first quarter of 2010.
Segment operating income (loss) improved $121 million to operating income of $19 million in the first quarter of 2011 compared to an operating loss of $102 million in the first quarter of 2010. The above table presents the items that impacted

ABITIBIBOWATER INC.
segment operating income (loss). A brief explanation of the major items follows.
Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $76 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to lower volumes ($42 million) and lower costs for wood and fiber ($6 million), fuel ($3 million), chemicals ($4 million), labor and benefits ($17 million), maintenance ($3 million) and other favorable cost variances, partially offset by an unfavorable currency exchange ($15 million, primarily due to the Canadian dollar) and higher costs for energy ($15 million).
Segment depreciation, amortization and cost of timber harvested decreased $46 million in the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.
Segment distribution costs decreased $9 million in the first quarter of 2011 compared to the first quarter of 2010 due to lower shipment volumes, partially offset by higher distribution costs per ton.
Newsprint Third-Party Data: In the first quarter of 2011, North American newsprint demand declined 6.0% compared to the same period of 2010 and for the month of March 2011, declined 6.2% compared to the month of March 2010. In the first quarter of 2011, North American net exports of newsprint were 3.1% lower than the same period of 2010. Inventories for North American mills as of March 31, 2011 were 257,000 metric tons, which is 18.2% lower than as of March 31, 2010. The days of supply at the U.S. daily newspapers was 51 days as of March 31, 2011 compared to 52 days as of March 31, 2010. The North American operating rate for newsprint was 89% in the first quarter of 2011 compared to 86% in the same period of 2010.
Coated Papers

	Three Months Ended March 31,
	Successor	Predecessor
	2011	2010	Change

Average price (per short ton)	$794	$668	$126
Average cost (per short ton)	$775	$690	$85
Shipments (thousands of short tons)	169	159	10
Downtime (thousands of short tons)	2	3	(1)
Inventory at end of period (thousands of short tons)	21	20	1

(Unaudited, in millions)

Segment sales	$134	$106	$28
Segment operating income (loss)	3	(4)	7

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing			$20
Shipments			8

Change in sales			28

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			(17)

Change in depreciation, amortization and cost of timber harvested			(2)

Change in selling, general and administrative expenses			(2)

			$7

Segment sales increased $28 million, or 26.4%, from $106 million in the first quarter of 2010 to $134 million in the first quarter of 2011 due to significantly higher transaction prices and higher shipment volumes.
Segment operating income (loss) improved $7 million to operating income of $3 million in the first quarter of 2011 compared to an operating loss of $4 million in the first quarter of 2010. The above table presents the items that impacted segment operating income (loss). A brief explanation of the major items follows.

ABITIBIBOWATER INC.
Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $17 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to higher volumes ($7 million) and higher costs for fuel ($1 million), chemicals ($2 million), labor and benefits ($1 million), maintenance ($3 million) and other unfavorable cost variances.
Coated Papers Third-Party Data: North American demand for coated mechanical papers decreased 5.5% in the first quarter of 2011 compared to the same period of 2010. The North American operating rate for coated mechanical papers was 87% in the first quarter of 2011 compared to 84% in the same period of 2010. North American coated mechanical mill inventories were at 20 days of supply as of March 31, 2011 compared to 19 days of supply as of March 31, 2010.
Specialty Papers

	Three Months Ended March 31,
	Successor	Predecessor
	2011	2010	Change

Average price (per short ton)	$698	$684	$14
Average cost (per short ton)	$698	$703	$(5)
Shipments (thousands of short tons)	473	436	37
Downtime (thousands of short tons)	32	4	28
Inventory at end of period (thousands of short tons)	87	93	(6)

(Unaudited, in millions)

Segment sales	$330	$299	$31
Segment operating loss	–	(8)	8

Significant items that favorably (unfavorably) impacted segment operating loss:
Product pricing			$6
Shipments			25

Change in sales			31

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			(32)

Change in depreciation, amortization and cost of timber harvested			18

Change in distribution costs			(2)

Change in selling, general and administrative expenses			(7)

			$8

Segment sales increased $31 million, or 10.4%, from $299 million in the first quarter of 2010 to $330 million in the first quarter of 2011 due to higher shipment volumes and average transaction prices.
In the first quarter of 2011, downtime at our facilities was primarily market related.
Segment operating loss decreased $8 million to zero in the first quarter of 2011 compared to $8 million in the first quarter of 2010. The above table presents the items that impacted segment operating loss. A brief explanation of the major items follows.
Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $32 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to an unfavorable Canadian dollar currency exchange ($10 million), higher volumes ($21 million) and higher costs for energy ($11 million). These higher costs were partially offset by lower costs for wood and fiber ($2 million), fuel ($1 million), chemicals ($2 million), labor and benefits ($2 million) and maintenance ($2 million) and other favorable cost variances.
Segment depreciation, amortization and cost of timber harvested decreased $18 million in the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

ABITIBIBOWATER INC.
Specialty Papers Third-Party Data: In the first quarter of 2011 compared to the same period in 2010, North American demand for supercalendered high gloss papers was down 0.5%, for lightweight or directory grades was down 20.7%, for standard uncoated mechanical papers was down 3.7% and in total for all specialty papers was down 4.7%. The North American operating rate for all specialty papers was 86% in the first quarter of 2011 compared to 82% in the same period of 2010. North American uncoated mechanical mill inventories were at 20 days of supply as of March 31, 2011 compared to 15 days supply as of March 31, 2010.
Market Pulp

	Three Months Ended March 31,
	Successor	Predecessor
	2011	2010	Change

Average price (per metric ton)	$735	$676	$59
Average cost (per metric ton)	$639	$621	$18
Shipments (thousands of metric tons)	239	241	(2)
Downtime (thousands of metric tons)	8	14	(6)
Inventory at end of period (thousands of metric tons)	48	45	3

(Unaudited, in millions)

Segment sales	$176	$163	$13
Segment operating income	23	13	10

Significant items that favorably (unfavorably) impacted segment operating income:
Product pricing			$15
Shipments			(2)

Change in sales			13

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			(3)

Change in depreciation, amortization and cost of timber harvested			6

Change in distribution costs			(1)

Change in selling, general and administrative expenses			(5)

			$10

Segment sales increased $13 million, or 8.0%, from $163 million in the first quarter of 2010 to $176 million in the first quarter of 2011 due to higher transaction prices, partially offset by slightly lower shipment volumes.
Segment operating income increased $10 million to $23 million in the first quarter of 2011 compared to $13 million in the first quarter of 2010. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.
Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $3 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to an unfavorable Canadian dollar currency exchange ($2 million), higher volumes ($6 million) and higher costs for chemicals ($2 million). These higher costs were offset by lower costs for wood and fiber ($3 million), fuel ($1 million) and labor and benefits ($3 million).
Segment depreciation, amortization and cost of timber harvested decreased $6 million in the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.
Market Pulp Third-Party Data: World shipments for market pulp increased 6.1% in the first quarter of 2011 compared to the same period of 2010. Shipments were up 4.2% in Western Europe (the world’s largest pulp market), down 8.8% in North America, up 35.5% in China, up 0.1% in Latin America and up 0.3% in Africa and Asia (excluding China and

ABITIBIBOWATER INC.
Japan). World market pulp producers shipped at 93% of capacity in the first quarter of 2011 compared to 90% in the same period of 2010. World market pulp producer inventories were at 32 days of supply as of March 31, 2011 compared to 26 days of supply as of March 31, 2010.
Wood Products

	Three Months Ended March 31,
	Successor	Predecessor
	2011	2010	Change

Average price (per thousand board feet)	$310	$300	$10
Average cost (per thousand board feet)	$319	$295	$24
Shipments (millions of board feet)	375	331	44
Downtime (millions of board feet)	93	314	(221)
Inventory at end of period (millions of board feet)	159	125	34

(Unaudited, in millions)

Segment sales	$116	$99	$17
Segment operating (loss) income	(3)	2	(5)

Significant items that favorably (unfavorably) impacted segment operating (loss) income:
Product pricing			$3
Shipments			14

Change in sales			17

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			(21)

Change in depreciation, amortization and cost of timber harvested			6

Change in distribution costs			(4)

Change in selling, general and administrative expenses			(3)

			$(5)

Segment sales increased $17 million, or 17.2%, from $99 million in the first quarter of 2010 to $116 million in the first quarter of 2011 due to higher shipment volumes and average transaction prices.
In the first quarter of 2011, downtime at our facilities was primarily market related.
Segment operating (loss) income decreased $5 million to an operating loss of $3 million in the first quarter of 2011 compared to operating income of $2 million in the first quarter of 2010. The above table presents the items that impacted segment operating (loss) income. A brief explanation of the major items follows.
Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $21 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to an unfavorable Canadian dollar currency exchange ($5 million), higher volumes ($14 million) and higher costs for maintenance ($5 million), partially offset by favorable cost variances.
Segment depreciation, amortization and cost of timber harvested decreased $6 million in the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.
Segment distribution costs increased $4 million in the first quarter of 2011 compared to the first quarter of 2010 due to higher shipment volumes and higher distribution costs per ton.
Wood Products Third-Party Data: Privately-owned housing starts in the U.S. decreased 13.4% to a seasonally-adjusted annual rate of 549,000 units in March 2011, compared to 634,000 units in March 2010.

ABITIBIBOWATER INC.
Corporate and Other
The following table is included in order to facilitate the reconciliation of our segment operating income (loss) to our total operating income (loss) in our Consolidated Statements of Operations.

	Three Months Ended March 31,
	Successor	Predecessor
(Unaudited, in millions)	2011	2010	Change

Cost of sales, excluding depreciation, amortization and cost of timber harvested	$1	$8	$(7)

Depreciation, amortization and cost of timber harvested	–	(4)	4

Selling, general and administrative expenses	(4)	(19)	15

Closure costs, impairment and other related charges	(13)	(5)	(8)

Net gain on disposition of assets	1	9	(8)

Operating loss	$(15)	$(11)	$(4)

Cost of sales, excluding depreciation, amortization and cost of timber harvested
Cost of sales, excluding depreciation, amortization and cost of timber harvested, in corporate and other included ongoing costs related to closed mills and other miscellaneous adjustments. Additionally, in the first quarter of 2011, we recorded charges of $1 million for write-downs of inventory as a result of the decision to cease paperboard production at our Coosa Pines, Alabama paper mill.
Selling, general and administrative expenses
Beginning in the first quarter of 2011, all selling, general and administrative expenses, excluding employee termination costs, are allocated to our segments. Prior to 2011, only direct selling expenses were allocated to our segments, with the balance of selling, general and administrative expenses included in corporate and other. In the first quarter of 2011, we recorded approximately $4 million of employee termination costs related to corporate staffing reductions. In the first quarter of 2010, selling, general and administrative expenses included in corporate and other included the reversal of a $17 million bonus accrual.
Closure costs, impairment and other related charges
In the first quarter of 2011, we recorded $13 million of closure costs, impairment and other related charges for accelerated depreciation, long-lived asset impairment charges, severance costs and an other postretirement benefit plan curtailment loss as a result of the decision to cease paperboard production at our Coosa Pines paper mill. In the first quarter of 2010, we recorded $5 million of closure costs, impairment and other related charges, which were not associated with our work towards a comprehensive restructuring plan, for long-lived asset impairment charges related to our previously permanently closed Covington, Tennessee facility, as well as costs for a lawsuit related to a closed mill.
For additional information, see Note 3, “Closure Costs, Impairment and Other Related Charges,” to our Unaudited Interim Consolidated Financial Statements.
Net gain on disposition of assets
During the first quarter of 2011, we recorded a net gain on disposition of assets of $1 million related to the sale of various assets. During the first quarter of 2010, we recorded a net gain on disposition of assets of $9 million related to the sale of various assets, which were not associated with our work towards a comprehensive restructuring plan.
For additional information, see Note 4, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets,” to our Unaudited Interim Consolidated Financial Statements.

ABITIBIBOWATER INC.
Liquidity and Capital Resources
Overview
In addition to cash and cash equivalents and net cash provided by operations, our principal external source of liquidity is the ABL Credit Facility, which is defined and discussed below. As of March 31, 2011, we had cash and cash equivalents of approximately $326 million and had approximately $261 million of availability under the ABL Credit Facility (see “ABL Credit Facility” below for a discussion of reserves that reduce our borrowing base availability). We believe that these sources will be sufficient to provide us with adequate liquidity for the next twelve months.
On February 11, 2011, AbiBow Canada Inc. (“AbiBow Canada,” our post-emergence Canadian operating subsidiary) entered into an agreement to sell its 75% equity interest in ACH to a consortium formed by a major Canadian institutional investor and a private Canadian renewable energy company. Cash proceeds for our interest will be approximately Cdn$293 million ($296 million, based on the exchange rate in effect on February 11, 2011) plus certain adjustments based on ACH’s working capital and cash available at closing, which is currently anticipated to occur in the second quarter of 2011. The closing of the transaction is subject to a number of conditions, including the receipt of applicable regulatory approvals and other third party consents, the execution of certain ancillary definitive agreements, other customary closing conditions and addressing pending or threatened litigation. The proceeds will be applied consistently with the 2018 Notes indenture, which requires, among other things, that the first $100 million of net proceeds from the sale of ACH and certain other assets be used to redeem 2018 Notes if the closing occurs within six months of the Emergence Date. In addition, the purchaser will acquire ACH with its current outstanding debt. Accordingly, upon closing of the transaction, ACH’s total long-term debt of $288 million will no longer be reflected in our Consolidated Balance Sheets.
10.25% senior secured notes due 2018
Information on our 10.25% senior secured notes due 2018 (the “2018 Notes”) is presented under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” included in our 2010 Annual Report.
As a result of our application of fresh start accounting, as of December 31, 2010, the 2018 Notes were recorded at their fair value of $905 million, which resulted in a premium of $55 million, which is being amortized to interest expense using the effective interest method over the term of the notes. As of March 31, 2011, the carrying value of the 2018 Notes (including the unamortized premium) was approximately $904 million.
ABL Credit Facility
On December 9, 2010, AbitibiBowater Inc. and two of its wholly-owned subsidiaries, AbiBow US Inc. and AbiBow Recycling LLC, (collectively, the “U.S. Borrowers”) and AbiBow Canada (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”) entered into a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) with certain lenders and Citibank, N.A., as administrative agent and collateral agent (the “agent”). The ABL Credit Facility, with a maturity date of December 9, 2014, provides for an asset-based, revolving credit facility with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability, including a $20 million swingline sub-facility and a $150 million letter of credit sub-facility. The ABL Credit Facility includes a $400 million tranche available to the Borrowers and a $200 million tranche available solely to the U.S. Borrowers, in each case subject to the borrowing base availability of those Borrowers. The ABL Credit Facility also provides for an uncommitted incremental loan facility of up to $100 million, subject to certain terms and conditions set forth in the ABL Credit Facility. Additional information regarding the ABL Credit Facility is presented under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” included in our 2010 Annual Report.
As of March 31, 2011, the Borrowers had no borrowings and $53 million of letters of credit outstanding under the ABL Credit Facility. As of March 31, 2011, the U.S. Borrowers and the Canadian Borrower had $261 million and zero, respectively, of availability under the ABL Credit Facility.
The borrowing base availability of each borrower is subject to certain reserves, which are established by the agent in its discretion. The reserves may include dilution reserves, inventory reserves, rent reserves and any other reserves that the agent determines are necessary and have not already been taken into account in the calculation of the borrowing base. As of March 31, 2011, an additional reserve of $278 million has been established against the borrowing base of the Canadian

ABITIBIBOWATER INC.
Borrower until the adoption, by the governments of Quebec and Ontario, of regulations implementing previously-agreed funding relief applicable to contributions toward the solvency deficits in its material Canadian registered pension plans, as discussed in Note 20, “Pension and Other Postretirement Benefit Plans – Resolution of Canadian pension situation,” included in our 2010 Annual Report. As a result of this reserve, the borrowing base of the Canadian Borrower will be restricted until such regulations are adopted and as a result, until such time, borrowings under the ABL Credit Facility will be primarily limited to the borrowing base availability of the U.S. Borrowers. Furthermore, if as of July 31, 2011, the regulations discussed above have not been adopted, we will be required pursuant to the ABL Credit Facility, as amended, to maintain a specified minimum liquidity of at least $200 million until such time as the regulations are adopted.
Promissory note
As of December 31, 2010, Augusta Newsprint Company (“ANC”), which operates our newsprint mill in Augusta, Georgia, was owned 52.5% by us. Since we had control over ANC, our consolidated financial statements included this entity on a fully consolidated basis. On January 14, 2011, we acquired the noncontrolling interest in ANC and ANC became a wholly-owned subsidiary of ours. As part of the consideration for the transaction, ANC paid cash of $15 million and issued a secured promissory note (the “note”) in the principal amount of $90 million.
The maturity date of the note is January 14, 2015, subject to possible extensions up to the eighth anniversary of the issue date, as described below. The principal amount may be repaid in cash or, at ANC’s election and subject to certain conditions, in freely tradable common shares of ours, using 95% of the 20-trading day volume weighted average trading price of our common shares for the period ended five business days before the maturity date. If the holder rejects ANC’s election to repay the note in shares, the maturity date will be automatically extended to the next anniversary of the issue date, provided that the maturity date may not be extended beyond the eighth anniversary of the issue date. In the event ANC elects to repay the note in shares on the eighth anniversary of the issue date and the holder rejects that election, the note will be settled in cash.
On or prior to the date that is 60 days following December 31 of each year beginning with the year ending December 31, 2011, ANC must make a mandatory prepayment of the note in cash that is based on a portion of ANC’s distributable cash. The mandatory prepayment that is expected to be due in the next 12 months is estimated to be approximately $15 million.
Interest on the note will accrue at a rate of: (i) 8.0% per annum, so long as the outstanding principal amount is equal to or greater than $60 million, (ii) 6.5% per annum, so long as the outstanding principal amount is less than $60 million and equal to or greater than $30 million and (iii) 5.0% per annum, so long as the outstanding principal amount is less than $30 million.
ANC’s obligations will be secured by a priority security interest in substantially all of its assets, including a mortgage on the Augusta newsprint mill, and a pledge by us of the outstanding limited liability company interests in ANC, including our right to receive distributions and profits from ANC. The note is non-recourse against us and includes customary covenants and events of default.
If an event of default occurs, the note, including all unpaid principal and accrued interest, will become immediately due and payable in cash and all unpaid amounts thereunder will thereafter bear interest at a rate 2.0% in excess of the otherwise applicable rate until the event of default is no longer continuing or waived by the holder.

ABITIBIBOWATER INC.
Flow of funds
Summary of cash flows
A summary of cash flows for the three months ended March 31, 2011 and 2010 was as follows:

	Successor	Predecessor
(Unaudited, in millions)	2011	2010

Net cash provided by operating activities	$58	$27
Net cash used in investing activities	(18)	(12)
Net cash used in financing activities	(33)	(21)

Net increase (decrease) in cash and cash equivalents	$7	$(6)

Cash provided by operating activities
The $31 million increase in cash provided by operating activities in the first quarter of 2011 compared to the same period of 2010 was primarily related to net income in the first quarter of 2011 compared to a net loss in the first quarter of 2010, partially offset by a reduction in the change in accounts payable and accrued liabilities, which was primarily due to the favorable impact in the first quarter of 2010 of the stay of interest payments related to certain pre-petition debt obligations.
Cash used in investing activities
The $6 million increase in cash used in investing activities in the first quarter of 2011 compared to the same period of 2010 was primarily due to lower proceeds from the disposition of assets, an increase in deposit requirements for letters of credit and an increase cash invested in fixed assets in the first quarter of 2011, partially offset by a reduction in the increase in restricted cash in the first quarter of 2011.
Capital expenditures for both periods include compliance, maintenance and projects to increase returns on production assets.
Cash used in financing activities
The $12 million increase in cash used in financing activities in the first quarter of 2011 compared to the same period of 2010 was primarily due to the acquisition of the noncontrolling interest in ANC and dividends and distribution to noncontrolling interests in the first quarter of 2011, partially offset by the decrease in secured borrowings, net in the first quarter of 2010.
Recent Accounting Guidance
There is no accounting guidance issued which we have not yet adopted that is expected to materially impact our results of operations or financial condition.

ABITIBIBOWATER INC.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of March 31, 2011. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
(b)	Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In connection with the Creditor Protection Proceedings, we and the post-emergence claims agent appointed by the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) filed, in April 2011, with the U.S. Court a number of preference avoidance actions against various Company suppliers and certain employees, seeking to recover a total of approximately $96 million of amounts paid to them in the 90-day or two-year period, respectively, prior to the commencement of the Creditor Protection Proceedings. All amounts recovered will be for our benefit.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” in our 2010 Annual Report. There have been no material changes to the risk factors previously disclosed in our 2010 Annual Report.

ABITIBIBOWATER INC.
ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Amended and Restated Indenture, dated as of May 12, 2011, among AbitibiBowater Inc., each of the guarantors from time to time party hereto, as guarantors, and Wells Fargo Bank, National Association, as trustee and as collateral agent.

10.1	Amendment No. 1, dated as of April 28, 2011, to the ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., the subsidiaries of AbitibiBowater party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Joseph B. Johnson
Senior Vice President, Finance and Chief Accounting Officer
Dated: May 16, 2011

ABITIBIBOWATER INC.
EXHIBIT INDEX

Exhibit No.	Description
4.1	Amended and Restated Indenture, dated as of May 12, 2011, among AbitibiBowater Inc., each of the guarantors from time to time party hereto, as guarantors, and Wells Fargo Bank, National Association, as trustee and as collateral agent.

10.1	Amendment No. 1, dated as of April 28, 2011, to the ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., the subsidiaries of AbitibiBowater party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.