Form 10-Q
period 2011-06-30
AbitibiBowater Inc.
filed 2011-08-15
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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
Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of July 29, 2011, there were 97,086,031 shares of AbitibiBowater Inc. common stock outstanding.

ABITIBIBOWATER INC.

Page
Number
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 (Successor) and 2010 (Predecessor)	1

Consolidated Balance Sheets as of June 30, 2011 (Successor) and December 31, 2010 (Successor)	2

Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2011 (Successor)	3

Consolidated Statements of Comprehensive Income (Loss) for the Six Months Ended June 30, 2011 (Successor) and 2010 (Predecessor)	3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 (Successor) and 2010 (Predecessor)	4

Notes to Unaudited Interim Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 4. Controls and Procedures	46

PART II OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 6. Exhibits	47

SIGNATURES	48
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010

Sales	$1,200	$1,182	$2,385	$2,282
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	911	951	1,833	1,866
Depreciation, amortization and cost of timber harvested	55	125	109	257
Distribution costs	141	141	274	278
Selling, general and administrative expenses	40	39	77	69
Closure costs, impairment and other related charges	4	3	17	8
Net gain on disposition of assets	(3)	(4)	(4)	(13)

Operating income (loss)	52	(73)	79	(183)
Interest expense (contractual interest of $172 and $369 in the three and six months ended June 30, 2010, respectively)	(28)	(129)	(58)	(318)
Other (expense) income, net	(2)	41	17	38

Income (loss) before reorganization items and income taxes	22	(161)	38	(463)
Reorganization items, net (Note 2)	–	(148)	–	(353)

Income (loss) before income taxes	22	(309)	38	(816)
Income tax benefit	39	9	53	10

Net income (loss) including noncontrolling interests	61	(300)	91	(806)
Net loss attributable to noncontrolling interests	–	3	–	9

Net income (loss) attributable to AbitibiBowater Inc.	$61	$(297)	$91	$(797)

Net income (loss) per share attributable to AbitibiBowater Inc. common shareholders:
Basic	$0.63	$(5.15)	$0.94	$(13.83)
Diluted	0.63	(5.15)	0.94	(13.83)

Weighted-average number of AbitibiBowater Inc. common shares outstanding:
Basic	97.1	57.7	97.1	57.7
Diluted	97.1	57.7	97.1	57.7

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amount)

	Successor
	June 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$297	$319
Accounts receivable, net	935	854
Inventories, net	446	438
Assets held for sale	15	698
Deferred income tax assets	48	47
Other current assets	102	88

Total current assets	1,843	2,444

Fixed assets, net	2,563	2,641
Amortizable intangible assets, net	18	19
Deferred income tax assets	1,812	1,736
Other assets	296	316

Total assets	$6,532	$7,156

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$581	$568
Liabilities associated with assets held for sale	–	289

Total current liabilities	581	857

Long-term debt	713	905
Pension and other postretirement projected benefit obligations	1,254	1,272
Deferred income tax liabilities	78	72
Other long-term liabilities	67	63

Total liabilities	2,693	3,169

Commitments and contingencies
Equity:
AbitibiBowater Inc. shareholders’ equity:
Common stock, $0.001 par value. 114.1 shares issued and 97.1 shares outstanding as of June 30, 2011 and December 31, 2010	–	–
Additional paid-in capital	3,682	3,709
Retained earnings	91	–
Accumulated other comprehensive income	6	–
Treasury stock at cost, 17.0 shares as of June 30, 2011 and December 31, 2010	–	–

Total AbitibiBowater Inc. shareholders’ equity	3,779	3,709
Noncontrolling interests	60	278

Total equity	3,839	3,987

Total liabilities and equity	$6,532	$7,156

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in millions)

	Successor
	AbitibiBowater Inc. Shareholders’ Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-In	Retained	Comprehensive	Treasury	controlling	Total
	Stock	Capital	Earnings	Income	Stock	Interests	Equity

Balance as of December 31, 2010	$–	$3,709	$–	$–	$–	$278	$3,987

Share-based compensation costs for equity-classified awards	–	1	–	–	–	–	1
Net income	–	–	91	–	–	–	91
Dividends and distribution paid to noncontrolling interests	–	–	–	–	–	(19)	(19)
Acquisition of noncontrolling interest (Note 11 and Note 13)	–	(28)	–	–	–	(105)	(133)
Disposition of investment in ACH Limited Partnership (Note 6 and Note 11)	–	–	–	(8)	–	(99)	(107)
Other comprehensive income	–	–	–	14	–	5	19

Balance as of June 30, 2011	$–	$3,682	$91	$6	$–	$60	$3,839

As of December 31, 2009, the balance of noncontrolling interests was $122 million. During the six months ended June 30, 2010, amounts attributable to noncontrolling interests consisted of $9 million of net loss, which resulted in a balance of noncontrolling interests of $113 million as of June 30, 2010.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Six Months Ended
	June 30,
	Successor	Predecessor
	2011	2010

Net income (loss) including noncontrolling interests	$91	$(806)

Other comprehensive income (loss):
Change in unamortized prior service costs, net of tax of $0 in 2010	–	3
Change in unamortized actuarial gains and losses, net of tax of $1 in 2010	–	(17)
Foreign currency translation	19	(2)

Other comprehensive income (loss), net of tax	19	(16)

Comprehensive income (loss) including noncontrolling interests	110	(822)

Less: Comprehensive (income) loss attributable to noncontrolling interests:
Net loss	–	9
Foreign currency translation	(5)	–

Comprehensive (income) loss attributable to noncontrolling interests	(5)	9

Comprehensive income (loss) attributable to AbitibiBowater Inc.	$105	$(813)

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	Successor	Predecessor
	2011	2010

Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$91	$(806)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by (used in) operating activities:
Share-based compensation	1	3
Depreciation, amortization and cost of timber harvested	109	257
Closure costs, impairment and other related charges	16	8
Write-downs of inventory	1	–
Deferred income taxes	(53)	(7)
Net pension (contributions) expense	(55)	6
Net gain on disposition of assets	(4)	(13)
Gain on translation of foreign currency denominated deferred income tax assets	(50)	–
Gain on extinguishment of debt	(4)	–
Amortization of debt discount (premium) and debt issuance costs, net	–	8
Gain on translation of foreign currency denominated debt	–	(5)
Non-cash reorganization items, net	–	306
Debtor in possession financing costs	–	5
Changes in working capital:
Accounts receivable	(77)	(56)
Inventories	(8)	32
Other current assets	18	25
Accounts payable and accrued liabilities	4	199
Other, net	26	35

Net cash provided by (used in) operating activities	15	(3)

Cash flows from investing activities:
Cash invested in fixed assets	(32)	(26)
Disposition of investment in ACH Limited Partnership (Note 11)	296	–
Disposition of other assets	8	62
Proceeds from insurance settlement	4	–
Increase in restricted cash	(3)	(55)
Increase in deposit requirements for letters of credit, net	(7)	–

Net cash provided by (used in) investing activities	266	(19)

Cash flows from financing activities:
Dividends and distribution to noncontrolling interests	(19)	–
Acquisition of noncontrolling interest (Note 11)	(15)	–
Payments of long-term debt	(269)	–
Decrease in secured borrowings, net	–	(21)
Debtor in possession financing costs	–	(5)

Net cash used in financing activities	(303)	(26)

Net decrease in cash and cash equivalents	(22)	(48)
Cash and cash equivalents:
Beginning of period	319	756

End of period	$297	$708

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
Financial statements
Our interim consolidated financial statements are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited interim consolidated financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on April 5, 2011.
Basis of presentation
Effective upon the commencement of the Creditor Protection Proceedings (as defined in Note 2, “Creditor Protection Proceedings”) on April 16 and 17, 2009 and through the Convenience Date (as defined below), we applied the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“FASB ASC 852”), in preparing our consolidated financial statements. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, during the Creditor Protection Proceedings, we: (i) recorded certain expenses, charges and credits incurred or realized that were directly associated with or resulting from the reorganization and restructuring of the business in “Reorganization items, net” in our Consolidated Statements of Operations and (ii) ceased recording interest expense on certain of our pre-petition debt obligations. For additional information, see Note 2, “Creditor Protection Proceedings,” and Note 11, “Liquidity and Debt.”
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
The implementation of the Plans of Reorganization (as defined in Note 2, “Creditor Protection Proceedings”) and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements as of December 31, 2010 and for periods subsequent to December 31, 2010 are not comparable to our consolidated financial statements for periods prior to December 31, 2010. References to “Successor” or “Successor Company” refer to the Company on or after December 31, 2010, after giving effect to the implementation of the Plans of Reorganization and the application of fresh start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to December 31, 2010. Additionally, references to periods on or after December 31, 2010 refer to the Successor and references to periods prior to December 31, 2010 refer to the Predecessor.
Information on our significant accounting policies is presented in Note 2, “Summary of Significant Accounting Policies,” included in our consolidated financial statements for the year ended December 31, 2010. Pursuant to fresh start accounting, all assets and liabilities reflected in our Consolidated Balance Sheet as of December 31, 2010 were recorded at fair value (except for deferred income taxes and pension and other postretirement (“OPEB”) projected benefit obligations). Except for

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
the impact of the application of fresh start accounting on the carrying values of our assets and liabilities as of December 31, 2010, the accounting policies adopted by the Successor Company and applied to the carrying values of our assets and liabilities reflected in our Consolidated Balance Sheet as of June 30, 2011 were consistent with the Predecessor Company’s significant accounting policies, as disclosed in our consolidated financial statements for the year ended December 31, 2010.
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
From the 97,134,954 shares of Successor Company common stock issued for claims in the Creditor Protection Proceedings, we established a reserve of 23,382,073 shares for claims that remained in dispute as of the Emergence Date, from which we have made and will make supplemental interim distributions to unsecured creditors as disputed claims are resolved. As of June 30, 2011, there were 21,217,046 shares remaining in this reserve. We continue to work to resolve these claims, including the identification of claims that we believe should be disallowed because they are duplicative, were later amended or superseded, are without merit, are overstated or for other reasons. Although we continue to make progress, in light of the substantial number and amount of claims filed and remaining unresolved claims, the claims resolution process may take considerable time to complete. The United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) or the Superior Court of Quebec in Canada (the “Canadian Court” and, together with the U.S. Court, the “Courts”) will determine the resolution of claims that we are unable to resolve through the claims resolution process. We may be required to settle certain disputed claims in cash under certain specific circumstances. As such, included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 is a liability of approximately $24 million and $35 million, respectively, for the estimated cash settlement of such claims. To the extent there are shares remaining after all disputed claims have been resolved, these shares will be reallocated ratably among unsecured creditors with allowed claims in the Creditor Protection Proceedings pursuant to the Plans of Reorganization.
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

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Reorganization items, net
FASB ASC 852 requires separate disclosure of reorganization items such as certain expenses, provisions for losses and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that were realized or incurred during the Creditor Protection Proceedings. As a result, during the Creditor Protection Proceedings, all charges related to the commencement of an indefinite idling or permanent closure of a mill or a paper machine subsequent to the commencement of the Creditor Protection Proceedings were recorded in “Reorganization items, net,” whereas all charges related to the commencement of an indefinite idling or permanent closure of a mill or a paper machine prior to the commencement of the Creditor Protection Proceedings were recorded in “Closure costs, impairment and other related charges,” both in our Consolidated Statements of Operations. The recognition of Reorganization items, net, unless specifically prescribed otherwise by FASB ASC 852, was in accordance with other applicable U.S. GAAP, including accounting for impairments of long-lived assets, accelerated depreciation, severance and termination benefits and costs associated with exit and disposal activities (including costs incurred in a restructuring).
Reorganization items, net for the three and six months ended June 30, 2010 were comprised of the following:

	Predecessor
	Three Months	Six Months
	Ended	Ended
(Unaudited, in millions)	June 30, 2010	June 30, 2010

Professional fees (1)	$27	$53
Provision for repudiated or rejected executory contracts (2)	8	149
Charges related to indefinite idlings and a closed mill (3)	210	264
Gains on disposition of assets (4)	(58)	(60)
Gain on deconsolidation of BPCL (as defined below) (5)	–	(27)
Gain on deconsolidation of a variable interest entity (“VIE”) (6)	(16)	(16)
Debtor in possession financing costs (7)	5	5
Other (8)	(28)	(15)

	$148	$353

(1)	Professional fees directly related to the Creditor Protection Proceedings and the establishment of the Plans of Reorganization, including legal, accounting and other professional fees, as well as professional fees incurred by our creditors.

(2)	Represented provision for estimated claims arising from repudiated or rejected executory contracts, supply contracts and equipment leases.

(3)	Represented charges primarily related to: (i) the indefinite idling of our Gatineau, Quebec paper mill in the second quarter of 2010; (ii) the indefinite idling of a de-inking line and paper machine at our Thorold, Ontario paper mill in the first quarter of 2010 and (iii) an impairment charge in the second quarter of 2010 related to our Lufkin, Texas paper mill to reduce the carrying value of the assets to their estimated fair value (which was determined based on the mill’s estimated sales value). Such charges for the three and six months ended June 30, 2010 were comprised of the following:

	Predecessor
	Three Months	Six Months
	Ended	Ended
(Unaudited, in millions)	June 30, 2010	June 30, 2010

Accelerated depreciation	$163	$210
Long-lived asset impairment	10	10
Severance and pension curtailment	23	29
Write-downs of inventory	14	15

	$210	$264

(4)	Represented gains on the disposition of various mills and other assets as part of our work towards a comprehensive restructuring plan, including the write-off of related asset retirement obligations. Such gains for the three months ended June 30, 2010 included our Mackenzie, British Columbia paper mill and sawmills, four previously permanently closed paper mills that were bundled and sold together and various other assets, all of which we sold for proceeds of approximately $34 million. Such gains for the six months ended June 30, 2010 also included our Westover, Alabama sawmill and our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio,

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements

Texas, all of which we sold for proceeds of approximately $15 million.

(5)	As discussed in Note 1, “Organization and Basis of Presentation – Bridgewater Administration,” included in our consolidated financial statements for the year ended December 31, 2010, we are no longer consolidating Bridgewater Paper Company Limited (“BPCL”), an indirect, wholly-owned subsidiary of ours, in our consolidated financial statements. Upon the deconsolidation of BPCL, we derecognized our negative investment in BPCL, which resulted in a gain.

(6)	As discussed in Note 4, “Creditor Protection Proceedings Related Disclosures – Reorganization items, net,” included in our consolidated financial statements for the year ended December 31, 2010, we are no longer consolidating in our consolidated financial statements a VIE that was placed into receivership. Upon the deconsolidation of this VIE, we derecognized our negative investment in this VIE, which resulted in a gain.

(7)	Debtor in possession financing costs were incurred during the second quarter of 2010 in connection with the extension of one of our debtor in possession financing arrangements and an amendment to our former accounts receivable securitization program.

(8)	For the three and six months ended June 30, 2010, “Other” primarily represented the write-off of environmental liabilities related to our Newfoundland and Labrador properties that were expropriated and for which no claim was filed against us in the Creditor Protection Proceedings. For the six months ended June 30, 2010, “Other” also included charges related to our estimated liability for an environmental claim filed against us by the current owner of a site previously owned by one of our subsidiaries, as well as employee termination charges resulting from our work towards a comprehensive restructuring plan related to a workforce reduction at our Catawba, South Carolina paper mill. “Other” for both periods also included interest income.
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
Note 3. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the three and six months ended June 30, 2011 and 2010 were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
(Unaudited, in millions)	2011	2010	2011	2010

Accelerated depreciation	$3	$–	$4	$–
Impairment of long-lived assets	–	–	7	2
Severance and other costs	1	3	6	6

	$4	$3	$17	$8

Accelerated depreciation
During the three months ended June 30, 2011, we recorded accelerated depreciation charges of $1 million related to the permanent closure of a de-inking line at our Alma, Quebec paper mill and $2 million related to the permanent closure of a paper machine and a thermomechanical pulp line at our Baie-Comeau, Quebec paper mill. During the six months ended June 30, 2011, we also recorded accelerated depreciation charges of $1 million as a result of the decision to cease paperboard production at our Coosa Pines, Alabama paper mill.
Impairment of long-lived assets
During the six months ended June 30, 2011, we recorded long-lived asset impairment charges of $7 million as a result of the decision to cease paperboard production at our Coosa Pines paper mill to reduce the carrying value of the assets to their estimated fair value, which was determined based on the assets’ estimated salvage values.
During the six months ended June 30, 2010, we recorded long-lived asset impairment charges of $2 million related to our

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
previously permanently closed Covington, Tennessee facility to further reduce the carrying value of the assets to their estimated fair value, which was determined based on the mill’s estimated sales value.
Severance and other costs
As a result of the decision to cease paperboard production at our Coosa Pines paper mill, during the three months ended June 30, 2011, we recorded $1 million of severance costs and during the six months ended June 30, 2011, we also recorded $2 million of severance costs and a $3 million OPEB plan curtailment loss.
During the three months ended June 30, 2010, we recorded $3 million of severance and other costs, primarily for miscellaneous adjustments to severance liabilities and asset retirement obligations. During the six months ended June 30, 2010, we also recorded $3 million of other costs, primarily for a lawsuit related to a closed mill.
Note 4. Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets
Assets held for sale as of June 30, 2011 and December 31, 2010 were comprised of the following:

	Successor
	June 30,	December 31,
(Unaudited, in millions)	2011	2010

Cash and cash equivalents	$–	$10
Accounts receivable	–	4
Other current assets	–	1
Fixed assets, net	15	149
Amortizable intangible assets	–	528
Other assets	–	6

	$15	$698

Liabilities associated with assets held for sale as of June 30, 2011 and December 31, 2010 were comprised of the following:

	Successor
	June 30,	December 31,
(Unaudited, in millions)	2011	2010

Accounts payable and accrued liabilities	$–	$9
Long-term debt	–	280

	$–	$289

As of December 31, 2010, we held for sale the following assets: our investment in ACH Limited Partnership (“ACH”), our Kenora, Ontario and Alabama River, Alabama paper mills, our Saint-Fulgence, Quebec and Petit Saguenay, Quebec sawmills and various other assets. These assets and liabilities held for sale were carried in our Consolidated Balance Sheet as of December 31, 2010 at fair value (as a result of the application of fresh start accounting) less costs to sell. Since we had control over ACH, our consolidated financial statements included this entity on a fully consolidated basis.
As of June 30, 2011, we held for sale the following assets: our Alabama River paper mill, our Petit Saguenay sawmill and various other assets. The assets held for sale are carried in our Consolidated Balance Sheet as of June 30, 2011 at the lower of carrying value or fair value less costs to sell. We expect to complete a sale of all of these assets within the next twelve months for amounts that equal or exceed their individual carrying values.
During the three months ended June 30, 2011, we sold our investment in ACH (for additional information, see Note 11, “Liquidity and Debt”) and various other assets for cash proceeds of $299 million, resulting in a net gain on disposition of assets of $3 million. Additionally, during the six months ended June 30, 2011, we sold our Kenora paper mill and various other assets for proceeds of $5 million, resulting in a net gain on disposition of assets of $1 million.
During the three months ended June 30, 2010, we sold various assets for proceeds of $5 million, resulting in a net gain on disposition of assets of $4 million. During the six months ended June 30, 2010, we sold timberlands and other assets for proceeds of $13 million, resulting in a net gain on disposition of assets of $13 million. Additionally, during the three and

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
six months ended June 30, 2010, as part of our work towards a comprehensive restructuring plan, we sold various mills and other assets. For additional information, see Note 2, “Creditor Protection Proceedings – Events prior to emergence from Creditor Protection Proceedings – Reorganization items, net.”
Note 5. Other (Expense) Income, Net
Other (expense) income, net for the three and six months ended June 30, 2011 and 2010 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
(Unaudited, in millions)	2011	2010	2011	2010

Foreign exchange gain	$2	$41	$30	$37
Post-emergence costs (1)	(11)	–	(22)	–
Loss from equity method investments	(1)	(1)	(1)	(3)
Gain on extinguishment of debt (Note 11)	4	–	4	–
Interest income (2)	1	–	1	–
Miscellaneous income	3	1	5	4

	$(2)	$41	$17	$38

(1)	Primarily represents ongoing legal and other professional fees for the resolution and settlement of disputed creditor claims, as well as costs for other post-emergence activities.

(2)	During the Creditor Protection Proceedings, interest income of the entities that were subject to the Creditor Protection Proceedings was recorded in “Reorganization items, net” in our Consolidated Statements of Operations.
Note 6. Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of June 30, 2011 was comprised of foreign currency translation gains of $19 million. No tax effect was recorded for foreign currency translation since the investment in foreign net assets translated is deemed indefinitely invested. Accumulated other comprehensive income as of June 30, 2011 is net of $8 million that was transferred and included in “Net gain on disposition of assets” in our Consolidated Statements of Operations for both the three and six months ended June 30, 2011 as a result of the sale of our investment in ACH. In connection with the application of fresh start accounting as of December 31, 2010, accumulated other comprehensive loss of the Predecessor Company was eliminated.
Note 7. Income (Loss) Per Share
The weighted-average number of common shares outstanding used to calculate basic and diluted net income (loss) per share attributable to AbitibiBowater Inc. common shareholders was 97.1 million for both the three and six months ended June 30, 2011 and 57.7 million for both the three and six months ended June 30, 2010.
No adjustments to net income (loss) attributable to AbitibiBowater Inc. common shareholders were necessary to calculate basic and diluted net income (loss) per share for all periods presented.
For both the three and six months ended June 30, 2011, the dilutive impact of 0.5 million option shares and 0.1 million equity-classified restricted stock units (“RSUs”) on the weighted-average number of common shares outstanding used to calculate diluted net income per share was nominal. For both the three and six months ended June 30, 2010, 3.3 million option shares and 0.1 million RSUs were excluded from the calculation of diluted net loss per share as the impact would have been anti-dilutive. For both the three and six months ended June 30, 2010, no adjustment to the diluted weighted-average number of common shares outstanding for the assumed conversion of the pre-petition convertible notes, which were outstanding at that time, was necessary as the impact would have been anti-dilutive.

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 8. Inventories, Net
Inventories, net as of June 30, 2011 and December 31, 2010 were comprised of the following:

	Successor
	June 30,	December 31,
(Unaudited, in millions)	2011	2010

Raw materials and work in process	$123	$136
Finished goods	176	184
Mill stores and other supplies	147	118

	$446	$438

During the six months ended June 30, 2011, we recorded charges of $1 million for write-downs of inventory as a result of the decision to cease paperboard production at our Coosa Pines paper mill. These charges were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations.
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
Note 9. Restricted Cash
In connection with the sale of our investment in Manicouagan Power Company (“MPCo”) in December 2009, we provided certain undertakings and indemnities to Alcoa Canada Ltd., our former partner in MPCo, including an indemnity for potential tax liabilities arising from the transaction. As of June 30, 2011 and December 31, 2010, we maintained a reserve of approximately Cdn$80 million ($83 million, based on the exchange rate in effect on June 30, 2011) and Cdn$80 million ($80 million, based on the exchange rate in effect on December 31, 2010), respectively, to secure those obligations. This reserve was included as restricted cash in “Other assets” in our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.
Note 10. Severance Related Liabilities
The activity in our severance related liabilities for the six months ended June 30, 2011 was as follows:

	2011	2010
(Unaudited, in millions)	Initiatives	Initiatives	Total

Balance as of December 31, 2010 (Successor)	$–	$2	$2
Charges	10	–	10
Payments	(8)	(1)	(9)

Balance as of June 30, 2011 (Successor)	$2	$1	$3

During the six months ended June 30, 2011, we recorded severance costs primarily related to corporate employee terminations and the decision to cease paperboard production at our Coosa Pines paper mill.
Severance costs incurred in the six months ended June 30, 2011 were included in “Selling, general and administrative expenses”   (administrative personnel) or “Closure costs, impairment and other related charges” (mill closures) in our Consolidated Statements of Operations. The severance accruals were included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 11. Liquidity and Debt
Overview
As of June 30, 2011, in addition to cash and cash equivalents and net cash provided by operations, our principal external source of liquidity was the ABL Credit Facility, which is defined and discussed below. As of June 30, 2011, we had cash and cash equivalents of $297 million and had $227 million of availability under the ABL Credit Facility (see “ABL Credit Facility” below for a discussion of reserves that reduce our borrowing base availability).
Interest expense recorded in our Consolidated Statements of Operations totaled $28 million and $58 million for the three and six months ended June 30, 2011, respectively, and $129 million and $318 million for the three and six months ended June 30, 2010, respectively. The decrease in interest expense was primarily due to significantly lower debt levels in connection with our emergence from the Creditor Protection Proceedings in December 2010. Additionally, interest expense for the six months ended June 30, 2010 included a cumulative adjustment of $43 million to increase the accrued interest on the unsecured U.S. dollar denominated debt obligations of the CCAA filers to a fixed exchange rate. In accordance with FASB ASC 852, during the Creditor Protection Proceedings, we recorded interest expense on our pre-petition debt obligations only to the extent that: (i) interest would be paid during the Creditor Protection Proceedings or (ii) it was probable that interest would be an allowed priority, secured or unsecured claim. Contractual interest expense was $172 million and $369 million for the three and six months ended June 30, 2010, respectively.
On May 27, 2011, we announced the sale of our 75% equity interest in ACH. Cash proceeds from the sale, including cash available at closing, were approximately Cdn$290 million ($296 million, based on the exchange rate in effect on May 27, 2011). The proceeds were applied in accordance with the terms of the 2018 Notes (as defined below) indenture, which requires, among other things, that the first $100 million of net proceeds from the sale of certain assets, including our interest in ACH, be used to redeem 2018 Notes (including accrued and unpaid interest) if the closing occurs within six months of the Emergence Date (as further discussed below). We also exercised an option to redeem an additional $85 million of principal amount of the 2018 Notes and repaid $90 million of other long-term debt (as further discussed below) with the proceeds from the sale of ACH. The purchaser assumed the outstanding debt of ACH. Accordingly, as of June 30, 2011, ACH’s total long-term debt ($280 million as of December 31, 2010) is no longer reflected in our Consolidated Balance Sheet.
10.25% senior secured notes due 2018
Information on our 10.25% senior secured notes due 2018 (the “2018 Notes”) is presented in Note 17, “Liquidity and Debt,” included in our consolidated financial statements for the year ended December 31, 2010.
As a result of our application of fresh start accounting, as of December 31, 2010, the 2018 Notes were recorded at their fair value of $905 million, which resulted in a premium of $55 million, which is being amortized to interest expense using the effective interest method over the term of the notes. On June 13, 2011, we applied the first $100 million of net proceeds from the sale of ACH (as discussed above) to redeem $94 million of principal amount of the 2018 Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest. Additionally, on June 29, 2011, we redeemed $85 million of principal amount of the 2018 Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. As a result of these redemptions, during the three months ended June 30, 2011, we recorded a net gain on extinguishment of debt of approximately $4 million, which was included in “Other (expense) income, net” in our Consolidated Statements of Operations. As of June 30, 2011, the carrying value of the 2018 Notes (including the unamortized premium of approximately $42 million) was approximately $713 million. The 2018 Notes were included in “Long-term debt” in our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.
ABL Credit Facility
On December 9, 2010, AbitibiBowater Inc. and two of its wholly-owned subsidiaries, AbiBow US Inc. and AbiBow Recycling LLC, (collectively, the “U.S. Borrowers”) and AbiBow Canada Inc. (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”) entered into a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) with certain lenders and Citibank, N.A., as administrative agent and collateral agent (the “agent”). The ABL Credit Facility, with a maturity date of December 9, 2014, provides for an asset-based, revolving credit facility with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability, including a $20 million swingline sub-facility and a $150 million letter of credit sub-facility. The ABL Credit Facility

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
includes a $400 million tranche available to the Borrowers and a $200 million tranche available solely to the U.S. Borrowers, in each case subject to the borrowing base availability of those Borrowers. The ABL Credit Facility also provides for an uncommitted incremental loan facility of up to $100 million, subject to certain terms and conditions set forth in the ABL Credit Facility. Additional information regarding the ABL Credit Facility is presented in Note 17, “Liquidity and Debt,” included in our consolidated financial statements for the year ended December 31, 2010.
As of June 30, 2011, the Borrowers had no borrowings and $59 million of letters of credit outstanding under the ABL Credit Facility. As of June 30, 2011, the U.S. Borrowers and the Canadian Borrower had $227 million and zero, respectively, of availability under the ABL Credit Facility.
The borrowing base availability of each borrower is subject to certain reserves, which are established by the agent in its discretion. The reserves may include dilution reserves, inventory reserves, rent reserves and any other reserves that the agent determines are necessary and have not already been taken into account in the calculation of the borrowing base. As of June 30, 2011, an additional reserve of $259 million was in place against the borrowing base of the Canadian Borrower until the adoption, by the governments of Quebec and Ontario, of regulations implementing previously-agreed funding relief applicable to contributions toward the solvency deficits in its material Canadian registered pension plans, as discussed in Note 20, “Pension and Other Postretirement Benefit Plans – Resolution of Canadian pension situation,” included in our consolidated financial statements for the year ended December 31, 2010. As a result of this reserve, the borrowing base of the Canadian Borrower will be restricted until the regulations are adopted and, accordingly, borrowings under the ABL Credit Facility will be primarily limited to the borrowing base availability of the U.S. Borrowers. The province of Ontario has adopted the implementing regulations, but the province of Quebec has yet to do so. Accordingly, beginning on July 31, 2011, we have been required pursuant to the ABL Credit Facility to maintain a specified minimum liquidity of at least $200 million until the regulations are adopted by the province of Quebec.
Promissory note
As of December 31, 2010, Augusta Newsprint Company (“ANC”), which operates our newsprint mill in Augusta, Georgia, was owned 52.5% by us. Our consolidated financial statements included this entity on a fully consolidated basis. On January 14, 2011, we acquired the noncontrolling interest in ANC and ANC became a wholly-owned subsidiary of ours. As part of the consideration for the transaction, ANC paid cash of $15 million and issued a secured promissory note (the “note”) in the principal amount of $90 million. The acquisition of the noncontrolling interest in ANC was accounted for as an equity transaction. On June 30, 2011, the note, including accrued interest, was repaid with cash in full.

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 12. Pension and Other Postretirement Benefit Plans
The components of net periodic benefit cost relating to our pension and OPEB benefit plans for the three and six months ended June 30, 2011 and 2010 were as follows:
Pension Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
(Unaudited, in millions)	2011	2010	2011	2010

Service cost	$9	$10	$18	$20
Interest cost	83	86	166	171
Expected return on plan assets	(87)	(90)	(174)	(180)
Amortization of prior service cost	–	1	–	2
Recognized net actuarial loss	–	1	–	2
Curtailment	–	4	–	4

	$5	$12	$10	$19

OPEB Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
(Unaudited, in millions)	2011	2010	2011	2010

Service cost	$1	$1	$2	$2
Interest cost	5	6	11	12
Amortization of prior service credit	–	(2)	–	(4)
Recognized net actuarial loss	–	1	–	1
Curtailment	–	–	3	–

	$6	$6	$16	$11

Event impacting net periodic benefit cost for the six months ended June 30, 2011
In February 2011, as a result of the decision to cease paperboard production at our Coosa Pines paper mill, approximately 137 positions were eliminated. As a result, a curtailment loss of $3 million was included in the net periodic benefit cost of our OPEB plans.
Event impacting net periodic benefit cost for the three and six months ended June 30, 2010
In May 2010, as a result of the indefinite idling of our Gatineau paper mill, approximately 330 positions were impacted. As a result, a curtailment loss of $4 million was included in the net periodic benefit cost of our pension plans.

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 13. Income Taxes
The income tax benefit attributable to income (loss) before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three and six months ended June 30, 2011 and 2010 as a result of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
(Unaudited, in millions)	2011	2010	2011	2010

Income (loss) before income taxes	$22	$(309)	$38	$(816)

Income tax (provision) benefit:
Expected income tax (provision) benefit	(7)	108	(13)	286
Change in income tax (provision) benefit resulting from:
Valuation allowance	1	(139)	(1)	(211)
Foreign exchange	3	73	14	20
Deferred tax adjustment	–	–	10	–
Tax reserve adjustment (1)	44	–	44	–
State income taxes, net of federal income tax benefit	–	1	–	2
Foreign taxes	–	(38)	1	(97)
Other, net	(2)	4	(2)	10

	$39	$9	$53	$10

(1)	During the three months ended June 30, 2011, we reversed certain accruals for uncertain tax positions pursuant to FASB ASC 740, “Income Taxes,” as effectively settled, as certain tax authority examinations were completed during the second quarter of 2011. The total tax benefit recorded as a result of the reversal of these accruals for uncertain tax positions was $44 million.
During the three and six months ended June 30, 2010, income tax benefits generated on the majority of our losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits.
As a result of the acquisition of the noncontrolling interest in ANC, we established a deferred tax liability of approximately $28 million. Since this acquisition was accounted for as an equity transaction, as discussed in Note 11, “Liquidity and Debt – Promissory note,” the recording of this deferred tax liability resulted in a reduction of “Additional paid-in capital” in our Consolidated Balance Sheet as of June 30, 2011.
Note 14. Commitments and Contingencies
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

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
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
Note 15. Share-Based Compensation
On the Emergence Date and pursuant to the Plans of Reorganization, all previously-issued and outstanding equity-based awards under our various share-based compensation plans were terminated and the 2010 AbitibiBowater Inc. Equity Incentive Plan (the “2010 LTIP”) became effective. The 2010 LTIP, administered by the Human Resources and Compensation/Nominating and Governance Committee of the Board of Directors, provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, RSUs, deferred stock units (collectively, “stock incentive awards”) and cash incentive awards to certain of our officers, directors, employees, consultants and advisors. We have been authorized to issue stock incentive awards for up to 9,020,060 shares under the 2010 LTIP.
As of June 30, 2011, all of our outstanding stock incentive awards were accounted for as equity-classified, service-based awards and approximately 8.4 million shares were available for issuance under the 2010 LTIP. As of June 30, 2010, our outstanding stock incentive awards consisted of both equity-classified and liability-classified awards, some of which included performance conditions. For the three months ended June 30, 2011 and 2010, share-based compensation expense was less than $1 million and $1 million, respectively. For the six months ended June 30, 2011 and 2010, share-based compensation expense was $1 million and $3 million, respectively.
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
During the six months ended June 30, 2011, 117,379 options were forfeited, which reduced the number of options outstanding as of June 30, 2011 to 509,341, none of which were exercisable or vested. As of June 30, 2011, there was approximately $4 million of unrecognized compensation cost related to these stock options, which is expected to be

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
recognized over a remaining requisite service period of 3.4 years.
Restricted stock units
The activity of RSUs issued to certain officers and employees under the 2010 LTIP for the six months ended June 30, 2011 was as follows:

		Weighted-Average
	Number of	Fair Value at Grant
(Unaudited)	Units	Date

Outstanding as of December 31, 2010 (Successor)	–	$–
Granted	107,369	24.10
Vested	–	–
Forfeited	(16,079)	23.05

Outstanding as of June 30, 2011 (Successor)	91,290	$24.28

Each RSU provides the holder the right to receive one share of our common stock upon vesting. All RSUs vest ratably over a period of four years. As of June 30, 2011, none of the RSUs outstanding were vested. As of June 30, 2011, there was approximately $2 million of unrecognized compensation cost related to these RSUs, which is expected to be recognized over a remaining requisite service period of 3.6 years.
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

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Information about segment sales and operating income (loss) for the three and six months ended June 30, 2011 and 2010 was as follows:

		Coated	Specialty	Market	Wood	Corporate	Consolidated
(Unaudited, in millions)	Newsprint	Papers	Papers	Pulp(1)	Products	and Other	Total

Sales
Second quarter 2011 (Successor)	$462	$132	$320	$171	$115	$–	$1,200
Second quarter 2010 (Predecessor)	456	114	329	172	111	–	1,182

First six months 2011 (Successor)	891	266	650	347	231	–	2,385
First six months 2010 (Predecessor)	889	220	628	335	210	–	2,282

Operating income (loss) (2)
Second quarter 2011 (Successor)	$26	$23	$11	$14	$(14)	$(8)	$52
Second quarter 2010 (Predecessor)	(49)	5	(25)	24	3	(31)	(73)

First six months 2011 (Successor)	45	26	11	37	(17)	(23)	79
First six months 2010 (Predecessor)	(151)	1	(33)	37	5	(42)	(183)

(1)	Market pulp sales excluded inter-segment sales of $4 million and $2 million for the three months ended June 30, 2011 and 2010, respectively, and $8 million and $12 million for the six months ended June 30, 2011 and 2010, respectively.

(2)	Corporate and other operating loss for the three and six months ended June 30, 2011 and 2010 included the following special items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
(Unaudited, in millions)	2011	2010	2011	2010

Net gain on disposition of assets	$3	$4	$4	$13
Closure costs, impairment and other related charges	(4)	(3)	(17)	(8)
Write-downs of inventory	–	–	(1)	–
Employee termination costs	(2)	–	(6)	–

	$(3)	$1	$(20)	$5

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
Note 17. Condensed Consolidating Financial Information
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
The following condensed consolidating financial information sets forth the Statements of Operations for the three and six months ended June 30, 2011 and 2010, the Balance Sheets as of June 30, 2011 and December 31, 2010 and the Statements of Cash Flows for the six months ended June 30, 2011 and 2010 for AbitibiBowater Inc. (the “Parent”), the Guarantor Subsidiaries on a combined basis and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2011 (Successor)

		Guarantor	Non-guarantor	Consolidating
(Unaudited, in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Sales	$–	$776	$788	$(364)	$1,200
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	654	621	(364)	911
Depreciation, amortization and cost of timber harvested	–	22	33	–	55
Distribution costs	–	41	100	–	141
Selling, general and administrative expenses	(1)	11	30	–	40
Closure costs, impairment and other related charges	–	1	3	–	4
Net gain on disposition of assets	–	–	(3)	–	(3)

Operating income	1	47	4	–	52
Interest expense	(41)	(3)	(5)	21	(28)
Other income (expense), net	3	26	(10)	(21)	(2)
Parent’s equity in income of subsidiaries	121	–	–	(121)	–

Income (loss) before income taxes	84	70	(11)	(121)	22
Income tax (provision) benefit	(23)	57	5	–	39

Net income (loss) including noncontrolling interests	61	127	(6)	(121)	61
Net loss attributable to noncontrolling interests	–	–	–	–	–

Net income (loss) attributable to AbitibiBowater Inc.	$61	$127	$(6)	$(121)	$61

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2011 (Successor)

		Guarantor	Non-guarantor	Consolidating
(Unaudited, in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Sales	$–	$1,568	$1,553	$(736)	$2,385
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	1,339	1,230	(736)	1,833
Depreciation, amortization and cost of timber harvested	–	45	64	–	109
Distribution costs	–	80	194	–	274
Selling, general and administrative expenses	1	23	53	–	77
Closure costs, impairment and other related charges	–	14	3	–	17
Net gain on disposition of assets	–	–	(4)	–	(4)

Operating (loss) income	(1)	67	13	–	79
Interest expense	(82)	(5)	(13)	42	(58)
Other income, net	12	39	8	(42)	17
Parent’s equity in income of subsidiaries	181	–	–	(181)	–

Income before income taxes	110	101	8	(181)	38
Income tax (provision) benefit	(19)	55	17	–	53

Net income including noncontrolling interests	91	156	25	(181)	91
Net loss attributable to noncontrolling interests	–	–	–	–	–

Net income attributable to AbitibiBowater Inc.	$91	$156	$25	$(181)	$91

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2010 (Predecessor)

		Guarantor	Non-guarantor	Consolidating
(Unaudited, in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Sales	$–	$668	$863	$(349)	$1,182
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	594	706	(349)	951
Depreciation, amortization and cost of timber harvested	–	33	92	–	125
Distribution costs	–	33	108	–	141
Selling, general and administrative expenses	9	17	13	–	39
Closure costs, impairment and other related charges	–	–	3	–	3
Net gain on disposition of assets	–	(4)	–	–	(4)

Operating loss	(9)	(5)	(59)	–	(73)
Interest expense	–	(28)	(102)	1	(129)
Other (expense) income, net	–	(4)	46	(1)	41
Parent’s equity in loss of subsidiaries	–	–	–	–	–

Loss before reorganization items and income taxes	(9)	(37)	(115)	–	(161)
Reorganization items, net	–	(22)	(126)	–	(148)

Loss before income taxes	(9)	(59)	(241)	–	(309)
Income tax benefit	–	6	3	–	9

Net loss including noncontrolling interests	(9)	(53)	(238)	–	(300)
Net loss attributable to noncontrolling interests	–	–	3	–	3

Net loss attributable to AbitibiBowater Inc.	$(9)	$(53)	$(235)	$–	$(297)

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2010 (Predecessor)

		Guarantor	Non-guarantor	Consolidating
(Unaudited, in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Sales	$–	$1,310	$1,644	$(672)	$2,282
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	1,161	1,377	(672)	1,866
Depreciation, amortization and cost of timber harvested	–	67	190	–	257
Distribution costs	–	66	212	–	278
Selling, general and administrative expenses	21	20	28	–	69
Closure costs, impairment and other related charges	–	2	6	–	8
Net gain on disposition of assets	–	(4)	(9)	–	(13)

Operating loss	(21)	(2)	(160)	–	(183)
Interest expense	–	(66)	(254)	2	(318)
Other (expense) income, net	–	(7)	47	(2)	38
Parent’s equity in loss of subsidiaries	–	–	–	–	–

Loss before reorganization items and income taxes	(21)	(75)	(367)	–	(463)
Reorganization items, net	–	(31)	(322)	–	(353)

Loss before income taxes	(21)	(106)	(689)	–	(816)
Income tax benefit	–	1	9	–	10

Net loss including noncontrolling interests	(21)	(105)	(680)	–	(806)
Net loss attributable to noncontrolling interests	–	–	9	–	9

Net loss attributable to AbitibiBowater Inc.	$(21)	$(105)	$(671)	$–	$(797)

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2011 (Successor)

		Guarantor	Non-guarantor	Consolidating
(Unaudited, in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$–	$101	$196	$–	$297
Accounts receivable, net	–	384	551	–	935
Accounts receivable from affiliates	–	44	208	(252)	–
Inventories, net	–	128	318	–	446
Assets held for sale	–	15	–	–	15
Deferred income tax assets	–	30	18	–	48
Note and interest receivable from parent	–	905	–	(905)	–
Note receivable from affiliate	–	7	–	(7)	–
Other current assets	–	19	83	–	102

Total current assets	–	1,633	1,374	(1,164)	1,843

Fixed assets, net	–	961	1,602	–	2,563
Amortizable intangible assets, net	–	–	18	–	18
Deferred income tax assets	–	538	1,274	–	1,812
Note receivable from affiliate	–	30	–	(30)	–
Investments in and advances to consolidated subsidiaries	5,920	2,700	–	(8,620)	–
Other assets	–	29	156	111	296

Total assets	$5,920	$5,891	$4,424	$(9,703)	$6,532

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$16	$173	$392	$–	$581
Accounts payable to affiliates	172	–	–	(172)	–
Note and interest payable to a subsidiary	905	–	–	(905)	–
Note payable to affiliate	–	–	7	(7)	–

Total current liabilities	1,093	173	399	(1,084)	581

Long-term debt	713	–	–	–	713
Long-term debt due to affiliate	–	–	30	(30)	–
Pension and other postretirement projected benefit obligations	–	382	872	–	1,254
Deferred income tax liabilities	–	–	78	–	78
Other long-term liabilities	–	31	36	–	67

Total liabilities	1,806	586	1,415	(1,114)	2,693

Total equity	4,114	5,305	3,009	(8,589)	3,839

Total liabilities and equity	$5,920	$5,891	$4,424	$(9,703)	$6,532

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

ABITIBIBOWATER INC.
Notes to Unaudited Interim Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2011 (Successor)

		Guarantor	Non-guarantor	Consolidating
(Unaudited, in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$–	$69	$(54)	$–	$15

Cash flows from investing activities:
Cash invested in fixed assets	–	(13)	(19)	–	(32)
Disposition of investment in ACH	–	–	296	–	296
Disposition of other assets	–	–	8	–	8
Proceeds from insurance settlement	–	–	4	–	4
Increase in restricted cash	–	–	(3)	–	(3)
Increase in deposit requirements for letters of credit, net	–	–	(7)	–	(7)
Advances from (to) affiliate	–	150	(150)	–	–

Net cash provided by investing activities	–	137	129	–	266

Cash flows from financing activities:
Dividends and distribution to noncontrolling interests	–	–	(19)	–	(19)
Acquisition of noncontrolling interest	–	–	(15)	–	(15)
Payments of long-term debt	–	(269)	–	–	(269)

Net cash used in financing activities	–	(269)	(34)	–	(303)

Net (decrease) increase in cash and cash equivalents	–	(63)	41	–	(22)
Cash and cash equivalents:
Beginning of period	–	164	155	–	319

End of period	$–	$101	$196	$–	$297

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2010 (Predecessor)

		Guarantor	Non-guarantor	Consolidating
(Unaudited, in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$–	$63	$(66)	$–	$(3)

Cash flows from investing activities:
Cash invested in fixed assets	–	(7)	(19)	–	(26)
Disposition of assets	–	23	39	–	62
Increase in restricted cash	–	(15)	(40)	–	(55)
Collections on note receivable from affiliate	–	15	–	(15)	–

Net cash provided by (used in) investing activities	–	16	(20)	(15)	(19)

Cash flows from financing activities:
Decrease in secured borrowings, net	–	(21)	–	–	(21)
Debtor in possession financing costs	–	(5)	–	–	(5)
Payments of note payable to affiliate	–	–	(15)	15	–

Net cash used in financing activities	–	(26)	(15)	15	(26)

Net increase (decrease) in cash and cash equivalents	–	53	(101)	–	(48)
Cash and cash equivalents:
Beginning of period	–	418	338	–	756

End of period	$–	$471	$237	$–	$708

ABITIBIBOWATER INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) of AbitibiBowater Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our,” “us” or the “Company”) provides information that we believe is useful in understanding our results of operations, cash flows and financial condition for the three and six months ended June 30, 2011. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited interim consolidated financial statements and related notes appearing in Item 1 of this Quarterly Report on
Form 10-Q (“Unaudited Interim Consolidated Financial Statements”).
Cautionary Statements Regarding Forward-Looking Information and Use of Third-Party Data
Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) that are not reported financial results or other historical information of AbitibiBowater are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts to continue to reduce costs and increase revenues and profitability, including our cost reduction initiatives regarding selling, general and administrative (“SG&A”) expenses; business outlook; assessment of market conditions; liquidity outlook, prospects, growth strategies and the industry in which we operate; and strategies for achieving our goals generally, including the strategies described under “Business Strategy and Outlook – Business strategy” below. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or AbitibiBowater’s shareholders.
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
Basis of Presentation
Effective upon the commencement of the Creditor Protection Proceedings (as defined below) on April 16 and 17, 2009 and through the Convenience Date (as defined below), we applied the guidance in Financial Accounting Standards Board Accounting Standards
Codification 852, “Reorganizations” (“FASB ASC 852”), in preparing our consolidated financial statements. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, during the Creditor Protection Proceedings, we: (i) recorded certain expenses, charges and credits incurred or realized that were directly associated with or resulting from the reorganization and restructuring of the business in “Reorganization items, net” in our Consolidated Statements of Operations included in our Unaudited Interim Consolidated Financial Statements (“Consolidated Statements of Operations”) and (ii) ceased recording interest expense on certain of our pre-petition debt obligations. For additional information, see “Emergence from Creditor Protection Proceedings” below and Note 11, “Liquidity and Debt,” to our Unaudited Interim Consolidated Financial Statements.
As further discussed below, on December 9, 2010, we emerged from the Creditor Protection Proceedings. In accordance

ABITIBIBOWATER INC.
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
From the 97,134,954 shares of Successor Company common stock issued for claims in the Creditor Protection Proceedings, we established a reserve of 23,382,073 shares for claims that remained in dispute as of the Emergence Date, from which we have made and will make supplemental interim distributions to unsecured creditors as disputed claims are resolved. As of June 30, 2011, there were 21,217,046 shares remaining in this reserve. We continue to work to resolve these claims, including the identification of claims that we believe should be disallowed because they are duplicative, were later amended or superseded, are without merit, are overstated or for other reasons. Although we continue to make progress, in light of the substantial number and amount of claims filed and remaining unresolved claims, the claims resolution process may take considerable time to complete. The United States Bankruptcy Court for the District of Delaware or the Superior Court of Quebec in Canada will determine the resolution of claims that we are unable to resolve through the claims resolution process. We may be required to settle certain disputed claims in cash under certain specific circumstances. As such, as of June 30, 2011 and December 31, 2010, “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets included in our Unaudited Interim Consolidated Financial Statements (“Consolidated Balance Sheets”) included a liability of approximately $24 million and $35 million, respectively, for the estimated cash settlement of such claims. To the extent there are shares remaining after all disputed claims have been resolved, these shares will be reallocated ratably among unsecured creditors with allowed claims in the Creditor Protection Proceedings pursuant to the Plans of Reorganization.
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
As reported by third-party sources, although North American newsprint demand is expected to continue to decline, world newsprint demand, excluding North America, is expected to grow by approximately 0.3% per year from 2010 to 2012, with growth being strongest in Asia, Latin America and the Middle East. The growth in many of the international markets is primarily the result of increased urbanization trends, a rapidly growing middle class, lower Internet penetration rates per capita versus developed countries, economic growth and rising literacy rates. Accordingly, we will continue to focus on capitalizing on the growth of these markets. The location of certain of our mills, which are on or near deep sea ports, allows us the opportunity to efficiently serve these higher growth markets.
Reduce costs
We will aggressively focus on reducing our manufacturing costs through operational improvements at our sites and making focused capital investments to improve our cost competitiveness at our critical sites. We will manage our capital spending carefully and have taken advantage of funding opportunities under the Canadian Pulp and Paper Green Transformation Program (the “Canadian Green Initiative Program”) on energy and other projects in Canada.
We significantly reduced our SG&A costs from $332 million in 2008 to $155 million in 2010 and have targeted further reductions in annual SG&A for 2011.
Reduce debt
Reducing debt and the associated interest charges is one of our primary financial goals. We believe this would improve our financial flexibility and support the implementation of our strategic objectives. The indenture governing the 2018 Notes (as defined under “Liquidity and Capital Resources”) provides that we use the first $100 million of the net proceeds received from certain asset sales occurring within six months of the Emergence Date to redeem a portion of the 2018 Notes (including accrued and unpaid interest) at a redemption price of 105% of the principal amount. The indenture also provides other opportunities for further note redemptions, subject to certain conditions, including the option, before October 15, 2013, to redeem up to 10% of the 2018 Notes per twelve-month period at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. In the second quarter of 2011, we applied a portion of the net proceeds from the sale of our 75% interest in ACH to redeem $179 million of the principal amount of the 2018 Notes under these provisions and also repaid $90 million of other long-term debt, as further discussed below under “Liquidity and Capital Resources.”
Explore strategic opportunities
We believe there will be continued consolidation in the paper and forest products sector as we and our competitors continue to explore ways to increase efficiencies and diversify customer offerings. We believe consolidation could benefit us by allowing us to capture synergies and operate with a lower cost platform. Accordingly, from time to time, we may explore strategic opportunities to enhance our business and improve our returns. Additionally, we will continue to execute on our non-core asset sales initiatives and use the proceeds to continue to improve our balance sheet, increase financial flexibility or reinvest in our business. In addition to assets currently held for sale, we are considering a divestiture of all or a portion of our North American recycling division.
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

ABITIBIBOWATER INC.
As a result of the implementation of the Plans of Reorganization and the application of fresh start accounting, as well as other actions taken during the Creditor Protection Proceedings, the consolidated financial statements of the Successor Company are not comparable to the consolidated financial statements of the Predecessor Company. Beginning with the first quarter of 2011, the consolidated statements of operations of the Successor Company are and will continue to be significantly different from the Predecessor Company due to, among other things, the following:
•	higher cost of sales, excluding depreciation, amortization and cost of timber harvested, as a result of the increase in the carrying value of finished goods inventory as of December 31, 2010 to reflect fair value, which increased cost of sales, excluding depreciation, amortization and cost of timber harvested, in the first quarter of 2011 as the inventory was sold;

•	lower depreciation, amortization and cost of timber harvested as a result of the rationalization of facilities, sale of assets, reductions in the carrying values of fixed assets and amortizable intangible assets to reflect fair values and updated useful lives of fixed assets and amortizable intangible assets;

•	lower labor and salary costs as a result of the implementation of our new labor agreements (costs of sales, excluding depreciation, amortization and cost of timber harvested) and salary reductions at the corporate level (SG&A expenses);

•	significantly lower interest expense as a result of the settlement or extinguishment of the Predecessor Company’s secured and unsecured debt obligations, partially offset by interest expense on our exit financing;

•	the Predecessor Company’s consolidated statements of operations included significant costs for reorganization items, which were directly associated with or resulted from the reorganization and restructuring of the business. In 2011, we have incurred and will continue to incur costs associated with the finalization of outstanding restructuring and reorganization matters, primarily for the resolution and settlement of disputed creditor claims. These post-emergence costs are recorded in “Other (expense) income, net” in the Successor Company’s consolidated statements of operations; and

•	income taxes are no longer impacted by the valuation allowances established on substantially all of the Predecessor Company’s deferred income tax assets. Such valuation allowances were reversed in connection with the implementation of the Plans of Reorganization. We established approximately $1,783 million of deferred income tax assets as of December 31, 2010, which were reduced by $474 million of valuation allowances. As a result, we do not expect to pay significant cash taxes until these deferred income tax assets are fully utilized.
During the first six months of 2011, we experienced cost pressures as a result of inflation on our input costs, including higher energy, recycled fiber and transportation-related costs. Additionally, the stronger Canadian dollar, which has a significant impact on the financial performance of our Canadian manufacturing sites, has strengthened by approximately four cents since the beginning of the year. Based on our operating projections for 2011, a one-cent increase in the Canadian-U.S. dollar exchange rate is expected to decrease our annual income before income taxes by approximately $22 million. We expect these cost pressures to continue in 2011; however, we also expect to mitigate some of the cost increases with actions to lower manufacturing costs.
Business and Financial Review
     Overview
Through our subsidiaries, we manufacture newsprint, coated and specialty papers, market pulp and wood products. We operate pulp and paper manufacturing facilities in Canada, the United States and South Korea, as well as wood products manufacturing facilities and hydroelectric facilities in Canada.
As discussed further below, newsprint, coated papers and specialty papers (particularly lightweight or directory grades) experienced a decrease in North American demand in the first six months of 2011 compared to the same period of 2010. Global shipments of market pulp increased during the first six months of 2011 compared to the same period of 2010, primarily due to increased Chinese demand. Our wood products segment continues to be impacted by low demand due to a weak U.S. housing market.
As discussed above, due to the implementation of the Plans of Reorganization and the application of fresh start accounting, as well as other actions taken during the Creditor Protection Proceedings, the operating results and financial condition of the Successor Company are not comparable to the operating results and financial condition of the Predecessor Company.

ABITIBIBOWATER INC.
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	Successor	Predecessor		Successor	Predecessor
(Unaudited, in millions, except per share amounts)	2011	2010	Change	2011	2010	Change

Sales	$1,200	$1,182	$18	$2,385	$2,282	$103
Operating income (loss)	52	(73)	125	79	(183)	262
Net income (loss) attributable to AbitibiBowater Inc.	61	(297)	358	91	(797)	888
Net income (loss) per share attributable to AbitibiBowater Inc. – basic	0.63	(5.15)	5.78	0.94	(13.83)	14.77
Net income (loss) per share attributable to AbitibiBowater Inc. – diluted	0.63	(5.15)	5.78	0.94	(13.83)	14.77

Significant items that favorably (unfavorably) impacted operating income (loss):
Product pricing			$82			$213
Shipments			(64)			(110)

Change in sales			18			103

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			40			33

Change in depreciation, amortization and cost of timber harvested			70			148

Change in distribution costs			–			4

Change in selling, general and administrative expenses			(1)			(8)

Change in closure costs, impairment and other related charges			(1)			(9)

Change in net gain on disposition of assets			(1)			(9)

			$125			$262

Three months ended June 30, 2011 versus June 30, 2010

Sales
Sales increased $18 million, or 1.5%, from $1,182 million in the second quarter of 2010 to $1,200 million in the second quarter of 2011. The increase was primarily due to higher transaction prices for newsprint, coated papers and specialty papers and higher shipments for wood products, partially offset by lower transaction prices for wood products and lower shipments for newsprint, coated papers, specialty papers and market pulp. The impact of each of these items is discussed further below under “Segment Results of Operations.”
Operating income (loss)
Operating income (loss) improved $125 million to operating income of $52 million in the second quarter of 2011 compared to an operating loss of $73 million in the second quarter of 2010. The above table presents the major items that impacted operating income (loss). A brief explanation of these major items follows.
Cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $40 million in the second quarter of 2011 compared to the second quarter of 2010, primarily due to lower volumes ($12 million) and lower costs for labor and benefits ($49 million), wood and fiber ($39 million), fuel ($9 million), chemicals ($15 million) and maintenance ($8 million). These lower costs were partially offset by a significantly unfavorable currency exchange ($44 million, primarily due to the Canadian dollar) and higher costs for energy ($4 million) and other unfavorable cost variances. As discussed above, cost of sales, excluding depreciation, amortization and cost of timber harvested in the second quarter of 2011 was favorably impacted by lower costs for labor and benefits as a result of actions taken during the Creditor Protection Proceedings. In addition, in the second quarter of 2011, we were approved for entry in the Northern Industrial Electricity Rate Program (“NIER Program”) in which we will earn rebates on electricity purchased and consumed by our

ABITIBIBOWATER INC.
paper mills in the province of Ontario from April 1, 2010 through March 31, 2013. During the second quarter of 2011, we recorded a rebate of approximately $19 million, of which approximately $14 million represented a retroactive rebate from April 1, 2010 through the first quarter of 2011.
Depreciation, amortization and cost of timber harvested decreased $70 million in the second quarter of 2011 compared to the second quarter of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.
Selling, general and administrative costs increased $1 million in the second quarter of 2011 compared to the second quarter of 2010, primarily due to approximately $2 million of corporate employee termination costs recorded in the second quarter of 2011, partially offset by our continued cost reduction initiatives, including salary reductions at the corporate level, as discussed above.
We recorded $4 million of closure costs, impairment and other related charges in the second quarter of 2011 compared to $3 million (which were not associated with our work towards a comprehensive restructuring plan) in the second quarter of 2010. We recorded a net gain on disposition of assets of $3 million in the second quarter of 2011 compared to $4 million (which was not associated with our work towards a comprehensive restructuring plan) in the second quarter of 2010. For additional information, see “Segment Results of Operations – Corporate and Other” below.
Net income (loss) attributable to AbitibiBowater Inc.
Net income (loss) attributable to AbitibiBowater Inc. in the second quarter of 2011 was $61 million of net income, or $0.63 per diluted common share, an improvement of $358 million, or $5.78 per diluted common share, compared to $297 million of net loss, or $5.15 per diluted common share, in the second quarter of 2010. The improvement was due to the improvement in operating income (loss), as discussed above, as well as decreases in interest expense and reorganization items, net and an increase in the income tax benefit, all of which are discussed below, partially offset by an increase in other expense, net, as discussed below.
Six months ended June 30, 2011 versus June 30, 2010

Sales
Sales increased $103 million, or 4.5%, from $2,282 million in the first six months of 2010 to $2,385 million in the same period of 2011. The increase was primarily due to higher transaction prices for newsprint, coated papers, specialty papers and market pulp and higher shipments for coated papers and wood products, partially offset by lower transaction prices for wood products and lower shipments for newsprint, specialty papers and market pulp. The impact of each of these items is discussed further below under “Segment Results of Operations.”
Operating income (loss)
Operating income (loss) improved $262 million to operating income of $79 million in the first six months of 2011 compared to an operating loss of $183 million in the first six months of 2010. The above table presents the major items that impacted operating income (loss). A brief explanation of these major items follows.
Cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $33 million in the first six months of 2011 compared to the same period of 2010, primarily due to lower volumes ($7 million) and lower costs for wood and fiber ($49 million), fuel ($12 million), chemicals ($16 million), labor and benefits ($62 million) and maintenance ($6 million). These lower costs were partially offset by a significantly unfavorable currency exchange ($76 million, primarily due to the Canadian dollar) and higher costs for energy ($30 million) and other unfavorable cost variances. As discussed above, cost of sales, excluding depreciation, amortization and cost of timber harvested in the first quarter of 2011 was unfavorably impacted by the increase in the carrying value of finished goods inventory as of December 31, 2010 to reflect fair value pursuant to fresh start accounting. Additionally, as discussed above, such costs in the first six months of 2011 were favorably impacted by lower costs for labor and benefits as a result of actions taken during the Creditor Protection Proceedings, as well as the NIER Program rebate recorded in the second quarter of 2011.
Depreciation, amortization and cost of timber harvested decreased $148 million in the first six months of 2011 compared to the same period of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

ABITIBIBOWATER INC.
Distribution costs decreased $4 million in the first six months of 2011 compared to the same period of 2010 due to lower shipment volumes, partially offset by higher distribution costs per ton.
Selling, general and administrative costs increased $8 million in the first six months of 2011 compared to the same period of 2010, primarily due to the reversal of a $17 million bonus accrual in the first quarter of 2010, as well as approximately $6 million of corporate employee termination costs recorded in the first six months of 2011, partially offset by our continued cost reduction initiatives, including salary reductions at the corporate level, as discussed above.
We recorded $17 million of closure costs, impairment and other related charges in the first six months of 2011 compared to $8 million (which were not associated with our work towards a comprehensive restructuring plan) in the same period of 2010. We recorded a net gain on disposition of assets of $4 million in the first six months of 2011 compared to $13 million (which was not associated with our work towards a comprehensive restructuring plan) in the same period of 2010. For additional information, see “Segment Results of Operations – Corporate and Other” below.
Net income (loss) attributable to AbitibiBowater Inc.
Net income (loss) attributable to AbitibiBowater Inc. in the first six months of 2011 was $91 million of net income, or $0.94 per diluted common share, an improvement of $888 million, or $14.77 per diluted common share, compared to $797 million of net loss, or $13.83 per diluted common share, in the same period of 2010. The improvement was due to the improvement in operating income (loss), as discussed above, as well as decreases in interest expense and reorganization items, net and an increase in the income tax benefit, all of which are discussed below, partially offset by a decrease in other income, as discussed below.
Non-operating items – three and six months ended June 30, 2011 versus June 30, 2010

Interest expense
Interest expense decreased $101 million from $129 million in the second quarter of 2010 to $28 million in the second quarter of 2011. Interest expense decreased $260 million from $318 million in the first six months of 2010 to $58 million in the same period of 2011. These decreases were primarily due to significantly lower debt levels in connection with our emergence from the Creditor Protection Proceedings. Additionally, interest expense in the first six months of 2010 included a first quarter cumulative adjustment of $43 million to increase the accrued interest on the unsecured U.S. dollar denominated debt obligations of the CCAA filers to a fixed exchange rate.
Other (expense) income, net
Other expense, net in the second quarter of 2011 was $2 million and was primarily comprised of costs for the resolution and settlement of disputed creditor claims and other post-emergence activities, partially offset by a gain on extinguishment of debt and foreign currency exchange gains. Other income, net in the first six months of 2011 was $17 million and was primarily comprised of foreign currency exchange gains and a gain on extinguishment of debt, partially offset by costs for the resolution and settlement of disputed creditor claims and other post-emergence activities. Other income, net in the second quarter and first six months of 2010 was $41 million and $38 million, respectively, and was primarily comprised of foreign currency exchange gains.
Reorganization items, net
In the second quarter and first six months of 2010, pursuant to FASB ASC 852, we recorded reorganization items, net of $148 million and $353 million, respectively, for certain expenses, provisions for losses and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that were realized or incurred in the Creditor Protection Proceedings. For additional information, see Note 2, “Creditor Protection Proceedings - Events prior to emergence from Creditor Protection Proceedings - Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.
Income tax benefit
In the second quarter and first six months of 2011, an income tax benefit of $39 million and $53 million, respectively, was recorded on income before income taxes of $22 million and $38 million, respectively, resulting in an effective tax rate of (177)% and (139)%, respectively. The income tax benefit in the second quarter of 2011 was primarily due to a tax reserve adjustment. In the first six months of 2011, there was also an income tax benefit due to the non-taxability of foreign

ABITIBIBOWATER INC.
currency gains and certain deferred tax adjustments. For additional information, see Note 13, “Income Taxes,” to our Unaudited Interim Consolidated Financial Statements. Our effective tax rate in the second quarter and first six months of 2010 was 3% and 1%, respectively, resulting from the recording of a tax benefit of $9 million and $10 million, respectively, on a loss before income taxes of $309 million and $816 million, respectively. In the second quarter and first six months of 2010, income tax benefits of approximately $139 million and $211 million, respectively, generated on the majority of our losses in these periods were entirely offset by tax charges to increase our valuation allowance related to these tax benefits.
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
     Segment Results of Operations
We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products. None of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net gain on disposition of assets and other discretionary charges or credits are not allocated to our segments. Additionally, beginning in 2011, all SG&A expenses, excluding employee termination costs, are allocated to our segments. Share-based compensation expense and depreciation expense are also allocated to our segments. For additional information regarding our segments, see Note 16, “Segment Information,” to our Unaudited Interim Consolidated Financial Statements.
As discussed above, due to the implementation of the Plans of Reorganization and the application of fresh start accounting, the operating results of the Successor Company are not comparable to the operating results of the Predecessor Company. To the extent that the items discussed above under “Business Strategy and Outlook – Outlook” are allocated to our segments, the results of operations in the second quarter and first six months of 2011 for all of our segments were impacted by the actions taken during the Creditor Protection Proceedings, the implementation of the Plans of Reorganization and the application of fresh start accounting. Additionally, the results of operations in the second quarter and first six months of 2011 for all of our segments were impacted by the allocation of SG&A expenses, excluding employee termination costs, to our segments, as discussed above.

ABITIBIBOWATER INC.
Newsprint

	Three Months Ended June 30,			Six Months Ended June 30,
	Successor	Predecessor		Successor	Predecessor
	2011	2010	Change	2011	2010	Change

Average price (per metric ton)	$663	$597	$66	$658	$570	$88
Average cost (per metric ton)	$625	$661	$(36)	$625	$668	$(43)
Shipments (thousands of metric tons)	697	763	(66)	1,353	1,558	(205)
Downtime (thousands of metric tons)	31	306	(275)	53	520	(467)
Inventory at end of period (thousands of metric tons)	76	90	(14)	76	90	(14)

(Unaudited, in millions)

Segment sales	$462	$456	$6	$891	$889	$2
Segment operating income (loss)	26	(49)	75	45	(151)	196

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing			$50			$137
Shipments			(44)			(135)

Change in sales			6			2

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			30			106

Change in depreciation, amortization and cost of timber harvested			39			85

Change in distribution costs			4			13

Change in selling, general and administrative expenses			(4)			(10)

			$75			$196

Three months ended June 30, 2011 versus June 30, 2010

Segment sales increased $6 million, or 1.3%, from $456 million in the second quarter of 2010 to $462 million in the second quarter of 2011 due to higher transaction prices, partially offset by lower shipment volumes. Shipments in the second quarter of 2011 decreased 66,000 metric tons, or 8.7%, compared to the second quarter of 2010.
Segment operating income (loss) improved $75 million to operating income of $26 million in the second quarter of 2011 compared to an operating loss of $49 million in the second quarter of 2010. The above table presents the items that impacted segment operating income (loss). A brief explanation of the major items follows.
Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $30 million in the second quarter of 2011 compared to the second quarter of 2010, primarily due to lower volumes ($53 million) and lower costs for labor and benefits ($11 million) and maintenance ($2 million), partially offset by an unfavorable currency exchange ($16 million, primarily due to the Canadian dollar) and higher costs for wood and fiber ($3 million), energy ($5 million), fuel ($2 million), chemicals ($2 million) and other unfavorable cost variances. In addition, as discussed above, such costs in the second quarter of 2011 were favorably impacted by approximately $9 million for the NIER Program retroactive rebate recorded in the second quarter of 2011.
Segment depreciation, amortization and cost of timber harvested decreased $39 million in the second quarter of 2011 compared to the second quarter of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.
Segment distribution costs decreased $4 million in the second quarter of 2011 compared to the second quarter of 2010 due to lower shipment volumes, partially offset by higher distribution costs per ton.

ABITIBIBOWATER INC.
Six months ended June 30, 2011 versus June 30, 2010

Segment sales increased $2 million, or 0.2%, from $889 million in the first six months of 2010 to $891 million in the same period of 2011 due to higher transaction prices, partially offset by lower shipment volumes. Shipments in the first six months of 2011 decreased 205,000 metric tons, or 13.2%, compared to the same period of 2010.
Segment operating income (loss) improved $196 million to operating income of $45 million in the first six months of 2011 compared to an operating loss of $151 million in the same period of 2010. The above table presents the items that impacted segment operating income (loss). A brief explanation of the major items follows.
Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $106 million in the first six months of 2011 compared to the same period of 2010, primarily due to lower volumes ($95 million) and lower costs for wood and fiber ($3 million), fuel ($1 million), chemicals ($2 million), labor and benefits ($28 million), maintenance ($5 million) and other favorable cost variances, partially offset by an unfavorable currency exchange ($31 million, primarily due to the Canadian dollar) and higher costs for energy ($20 million). In addition, as discussed above, such costs in the first six months of 2011 were favorably impacted by approximately $9 million for the NIER Program retroactive rebate recorded in the second quarter of 2011.
Segment depreciation, amortization and cost of timber harvested decreased $85 million in the first six months of 2011 compared to the same period of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.
Segment distribution costs decreased $13 million in the first six months of 2011 compared to the same period of 2010 due to lower shipment volumes, partially offset by higher distribution costs per ton.
Newsprint Third-Party Data: In the first six months of 2011, North American newsprint demand declined 6.9% compared to the same period of 2010 and for the month of June 2011, declined 8.9% compared to the month of June 2010. In the first six months of 2011, North American net exports of newsprint were 2.2% lower than the same period of 2010. Inventories for North American mills as of June 30, 2011 were 203,000 metric tons, which is 11.4% lower than as of June 30, 2010. The days of supply at the U.S. daily newspapers was 55 days as of June 30, 2011 compared to 48 days as of June 30, 2010. The North American operating rate for newsprint was 91% in both the first six months of 2011 and 2010.

ABITIBIBOWATER INC.
Coated Papers

	Three Months Ended June 30,			Six Months Ended June 30,
	Successor	Predecessor		Successor	Predecessor
	2011	2010	Change	2011	2010	Change

Average price (per short ton)	$822	$685	$137	$808	$677	$131
Average cost (per short ton)	$682	$655	$27	$730	$672	$58
Shipments (thousands of short tons)	161	166	(5)	330	325	5
Downtime (thousands of short tons)	–	7	(7)	2	10	(8)
Inventory at end of period (thousands of short tons)	33	20	13	33	20	13

(Unaudited, in millions)

Segment sales	$132	$114	$18	$266	$220	$46
Segment operating income	23	5	18	26	1	25

Significant items that favorably (unfavorably) impacted segment operating income:
Product pricing			$23			$43
Shipments			(5)			3

Change in sales			18			46

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			4			(13)

Change in depreciation, amortization and cost of timber harvested			(1)			(3)

Change in selling, general and administrative expenses			(3)			(5)

			$18			$25

Three months ended June 30, 2011 versus June 30, 2010

Segment sales increased $18 million, or 15.8%, from $114 million in the second quarter of 2010 to $132 million in the second quarter of 2011 due to significantly higher transaction prices, partially offset by lower shipment volumes.
Segment operating income increased $18 million to $23 million in the second quarter of 2011 compared to $5 million in the second quarter of 2010. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.
Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $4 million in the second quarter of 2011 compared to the second quarter of 2010, primarily due to lower volumes ($12 million) and lower costs for labor and benefits ($1 million), maintenance ($1 million) and other favorable cost variances, partially offset by higher costs for wood and fiber ($3 million), energy ($2 million), fuel ($1 million) and chemicals ($6 million).
Six months ended June 30, 2011 versus June 30, 2010

Segment sales increased $46 million, or 20.9%, from $220 million in the first six months of 2010 to $266 million in the same period of 2011 due to significantly higher transaction prices and higher shipment volumes.
Segment operating income increased $25 million to $26 million in the first six months of 2011 compared to $1 million in the same period of 2010. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.
Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $13 million in the first six months of 2011 compared to the same period of 2010, primarily due to higher costs for wood and fiber ($3 million), energy ($2 million), fuel ($2 million), chemicals ($8 million), maintenance ($2 million) and other unfavorable cost variances, partially offset by lower volumes ($5 million).

ABITIBIBOWATER INC.
Coated Papers Third-Party Data: North American demand for coated mechanical papers decreased 7.1% in the first six months of 2011 compared to the same period of 2010. The North American operating rate for coated mechanical papers was 87% in the first six months of 2011 compared to 86% in the same period of 2010. North American coated mechanical mill inventories were at 21 days of supply as of June 30, 2011 compared to 14 days of supply as of June 30, 2010.
Specialty Papers

	Three Months Ended June 30,			Six Months Ended June 30,
	Successor	Predecessor		Successor	Predecessor
	2011	2010	Change	2011	2010	Change

Average price (per short ton)	$724	$675	$49	$710	$680	$30
Average cost (per short ton)	$698	$727	$(29)	$698	$716	$(18)
Shipments (thousands of short tons)	442	488	(46)	915	924	(9)
Downtime (thousands of short tons)	26	76	(50)	58	80	(22)
Inventory at end of period (thousands of short tons)	76	79	(3)	76	79	(3)

(Unaudited, in millions)

Segment sales	$320	$329	$(9)	$650	$628	$22
Segment operating income (loss)	11	(25)	36	11	(33)	44

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing			$22			$28
Shipments			(31)			(6)

Change in sales			(9)			22

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			27			(5)

Change in depreciation, amortization and cost of timber harvested			21			39

Change in distribution costs			2			–

Change in selling, general and administrative expenses			(5)			(12)

			$36			$44

Three months ended June 30, 2011 versus June 30, 2010

Segment sales decreased $9 million, or 2.7%, from $329 million in the second quarter of 2010 to $320 million in the second quarter of 2011 due to lower shipment volumes, partially offset by higher transaction prices.
Segment operating loss improved $36 million to operating income of $11 million in the second quarter of 2011 compared to an operating loss of $25 million in the second quarter of 2010. The above table presents the items that impacted segment operating income (loss). A brief explanation of the major items follows.
Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $27 million in the second quarter of 2011 compared to the second quarter of 2010, primarily due to lower costs for wood and fiber ($44 million), energy ($4 million), fuel ($11 million), chemicals ($21 million), labor and benefits ($6 million) and other favorable cost variances. These lower costs were partially offset by an unfavorable Canadian dollar currency exchange ($10 million) and higher volumes ($57 million). In addition, as discussed above, such costs in the second quarter of 2011 were favorably impacted by approximately $3 million for the NIER Program retroactive rebate recorded in the second quarter of 2011.
Segment depreciation, amortization and cost of timber harvested decreased $21 million in the second quarter of 2011 compared to the second quarter of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

ABITIBIBOWATER INC.
Six months ended June 30, 2011 versus June 30, 2010
Segment sales increased $22 million, or 3.5%, from $628 million in the first six months of 2010 to $650 million in the same period of 2011 due to higher transaction prices, partially offset by lower shipment volumes.
Segment operating loss improved $44 million to operating income of $11 million in the first six months of 2011 compared to an operating loss of $33 million in the same period of 2010. The above table presents the items that impacted segment operating income (loss). A brief explanation of the major items follows.
Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $5 million in the first six months of 2011 compared to the same period of 2010, primarily due to an unfavorable Canadian dollar currency exchange ($20 million), higher volumes ($78 million) and higher costs for energy ($7 million). These higher costs were partially offset by lower costs for wood and fiber ($46 million), fuel ($12 million), chemicals ($23 million), labor and benefits ($8 million), maintenance ($2 million) and other favorable cost variances. In addition, as discussed above, such costs in the first six months of 2011 were favorably impacted by approximately $3 million for the NIER Program retroactive rebate recorded in the second quarter of 2011.
Segment depreciation, amortization and cost of timber harvested decreased $39 million in the first six months of 2011 compared to the same period of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.
Specialty Papers Third-Party Data: In the first six months of 2011 compared to the same period of 2010, North American demand for supercalendered high gloss papers was up 0.3%, for lightweight or directory grades was down 18.2%, for standard uncoated mechanical papers was down 5.9% and in total for all specialty papers was down 4.8%. The North American operating rate for all specialty papers was 87% in the first six months of 2011 compared to 86% in the same period of 2010. North American uncoated mechanical mill inventories were at 17 days of supply as of June 30, 2011 compared to 15 days of supply as of June 30, 2010.

ABITIBIBOWATER INC.
Market Pulp

	Three Months Ended June 30,			Six Months Ended June 30,
	Successor	Predecessor		Successor	Predecessor
	2011	2010	Change	2011	2010	Change

Average price (per metric ton)	$767	$767	$–	$751	$720	$31
Average cost (per metric ton)	$703	$659	$44	$670	$639	$31
Shipments (thousands of metric tons)	223	225	(2)	462	466	(4)
Downtime (thousands of metric tons)	30	31	(1)	38	45	(7)
Inventory at end of period (thousands of metric tons)	56	47	9	56	47	9

(Unaudited, in millions)

Segment sales	$171	$172	$(1)	$347	$335	$12
Segment operating income	14	24	(10)	37	37	–

Significant items that (unfavorably) favorably impacted segment operating income:
Product pricing			$–			$15
Shipments			(1)			(3)

Change in sales			(1)			12

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			(8)			(11)

Change in depreciation, amortization and cost of timber harvested			4			10

Change in distribution costs			(1)			(2)

Change in selling, general and administrative expenses			(4)			(9)

			$(10)			$–

Three months ended June 30, 2011 versus June 30, 2010

Segment sales decreased $1 million, or 0.6%, from $172 million in the second quarter of 2010 to $171 million in the second quarter of 2011 due to slightly lower shipment volumes.
Segment operating income decreased $10 million to $14 million in the second quarter of 2011 compared to $24 million in the second quarter of 2010. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.
Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $8 million in the second quarter of 2011 compared to the second quarter of 2010, primarily due to an unfavorable Canadian dollar currency exchange ($5 million), higher volumes ($6 million) and higher costs for energy ($1 million) and maintenance ($1 million). These higher costs were offset by lower costs for wood and fiber ($5 million). In addition, as discussed above, such costs in the second quarter of 2011 were favorably impacted by approximately $2 million for the NIER Program retroactive rebate recorded in the second quarter of 2011.
Segment depreciation, amortization and cost of timber harvested decreased $4 million in the second quarter of 2011 compared to the second quarter of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.
Six months ended June 30, 2011 versus June 30, 2010

Segment sales increased $12 million, or 3.6%, from $335 million in the first six months of 2010 to $347 million in the same period of 2011 due to higher transaction prices, partially offset by slightly lower shipment volumes.
Segment operating income was $37 million in both the first six months of 2011 and 2010. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

ABITIBIBOWATER INC.
Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $11 million in the first six months of 2011 compared to the same period of 2010, primarily due to an unfavorable Canadian dollar currency exchange ($7 million), higher volumes ($12 million) and higher costs for energy ($1 million), chemicals ($2 million), maintenance ($1 million) and other favorable cost variances. These higher costs were offset by lower costs for wood and fiber ($8 million) and labor and benefits ($3 million). In addition, as discussed above, such costs in the first six months of 2011 were favorably impacted by approximately $2 million for the NIER Program retroactive rebate recorded in the second quarter of 2011.
Segment depreciation, amortization and cost of timber harvested decreased $10 million in the first six months of 2011 compared to the same period of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.
Market Pulp Third-Party Data: World shipments for market pulp increased 5.3% in the first six months of 2011 compared to the same period of 2010. Shipments were up 2.4% in Western Europe (the world’s largest pulp market), down 4.5% in North America, up 29.9% in China, down 3.2% in Latin America and up 2.9% in Africa and Asia (excluding China and Japan). World market pulp producers shipped at 91% of capacity in the first six months of 2011 compared to 93% in the same period of 2010. World market pulp producer inventories of softwood and hardwood grades were at 28 days and 42 days, respectively, of supply as of June 30, 2011 compared to 21 days and 30 days, respectively, of supply as of June 30, 2010. World market pulp producer inventories of all grades were at 34 days of supply as of June 30, 2011 compared to 25 days of supply as of June 30, 2010.
Wood Products

	Three Months Ended June 30,			Six Months Ended June 30,
	Successor	Predecessor		Successor	Predecessor
	2011	2010	Change	2011	2010	Change

Average price (per thousand board feet)	$290	$329	$(39)	$300	$315	$(15)
Average cost (per thousand board feet)	$325	$319	$6	$322	$307	$15
Shipments (millions of board feet)	397	334	63	772	665	107
Downtime (millions of board feet)	150	331	(181)	243	645	(402)
Inventory at end of period (millions of board feet)	165	115	50	165	115	50

(Unaudited, in millions)

Segment sales	$115	$111	$4	$231	$210	$21
Segment operating (loss) income	(14)	3	(17)	(17)	5	(22)

Significant items that (unfavorably) favorably impacted segment operating (loss) income:
Product pricing			$(13)			$(10)
Shipments			17			31

Change in sales			4			21

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			(13)			(34)

Change in depreciation, amortization and cost of timber harvested			1			7

Change in distribution costs			(5)			(9)

Change in selling, general and administrative expenses			(4)			(7)

			$(17)			$(22)

Three months ended June 30, 2011 versus June 30, 2010

Segment sales increased $4 million, or 3.6%, from $111 million in the second quarter of 2010 to $115 million in the second quarter of 2011 due to higher shipment volumes, partially offset by lower transaction prices.
In the second quarter of 2011, downtime at our facilities was primarily market related.

ABITIBIBOWATER INC.
Segment operating (loss) income decreased $17 million to an operating loss of $14 million in the second quarter of 2011 compared to operating income of $3 million in the second quarter of 2010. The above table presents the items that impacted segment operating (loss) income. A brief explanation of the major items follows.
Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $13 million in the second quarter of 2011 compared to the second quarter of 2010, primarily due to an unfavorable Canadian dollar currency exchange ($12 million) and higher costs for wood and fiber ($4 million) and other unfavorable cost variances, partially offset by lower volumes ($11 million) and lower costs for maintenance ($5 million).
Segment depreciation, amortization and cost of timber harvested decreased $1 million in the second quarter of 2011 compared to the second quarter of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.
Segment distribution costs increased $5 million in the second quarter of 2011 compared to the second quarter of 2010 due to higher shipment volumes and higher distribution costs per ton.
Six months ended June 30, 2011 versus June 30, 2010

Segment sales increased $21 million, or 10.0%, from $210 million in the first six months of 2010 to $231 million in the same period of 2011 due to higher shipment volumes, partially offset by lower transaction prices.
In the first six months of 2011, downtime at our facilities was primarily market related.
Segment operating (loss) income decreased $22 million to an operating loss of $17 million in the first six months of 2011 compared to operating income of $5 million in the same period of 2010. The above table presents the items that impacted segment operating (loss) income. A brief explanation of the major items follows.
Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $34 million in the first six months of 2011 compared to the same period of 2010, primarily due to an unfavorable Canadian dollar currency exchange ($17 million), higher volumes ($3 million) and higher costs for wood and fiber ($6 million) and other unfavorable cost variances.
Segment depreciation, amortization and cost of timber harvested decreased $7 million in the first six months of 2011 compared to the same period of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.
Segment distribution costs increased $9 million in the first six months of 2011 compared to the same period of 2010 due to higher shipment volumes and higher distribution costs per ton.
Wood Products Third-Party Data: Privately-owned housing starts in the U.S. increased 16.7% to a seasonally-adjusted annual rate of 629,000 units in June 2011, compared to 539,000 units in June 2010.

ABITIBIBOWATER INC.
Corporate and Other
The following table is included in order to facilitate the reconciliation of our segment sales and segment operating income (loss) to our total sales and operating income (loss) in our Consolidated Statements of Operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	Successor	Predecessor		Successor	Predecessor
(Unaudited, in millions)	2011	2010	Change	2011	2010	Change

Cost of sales, excluding depreciation, amortization and cost of timber harvested	$(5)	$(2)	$(3)	$(4)	$6	$(10)

Depreciation, amortization and cost of timber harvested	–	(6)	6	–	(10)	10

Distribution costs	–	(2)	2	–	(2)	2

Selling, general and administrative expenses	(2)	(22)	20	(6)	(41)	35

Closure costs, impairment and other related charges	(4)	(3)	(1)	(17)	(8)	(9)

Net gain on disposition of assets	3	4	(1)	4	13	(9)

Operating loss	$(8)	$(31)	$23	$(23)	$(42)	$19

Cost of sales, excluding depreciation, amortization and cost of timber harvested
Cost of sales, excluding depreciation, amortization and cost of timber harvested, in corporate and other included ongoing costs related to closed mills and other miscellaneous adjustments. Additionally, in the first six months of 2011, we recorded charges of $1 million for write-downs of inventory as a result of the decision to cease paperboard production at our Coosa Pines, Alabama paper mill.
Selling, general and administrative expenses
Beginning in 2011, all selling, general and administrative expenses, excluding employee termination costs, are allocated to our segments. Prior to 2011, only direct selling expenses were allocated to our segments, with the balance of selling, general and administrative expenses included in corporate and other. In the second quarter and first six months of 2011, we recorded approximately $2 million and $6 million, respectively, of corporate employee termination costs. In the first six months of 2010, selling, general and administrative expenses included in corporate and other included the reversal of a $17 million bonus accrual.
Closure costs, impairment and other related charges
In the second quarter of 2011, we recorded $4 million of closure costs, impairment and other related charges for accelerated depreciation related to the permanent closures of a de-inking line at our Alma, Quebec paper mill and a paper machine and a thermomechanical pulp line at our Baie-Comeau, Quebec paper mill, as well as severance costs as a result of the decision to cease paperboard production at our Coosa Pines paper mill. In the first six months of 2011, we also recorded $13 million of closure costs, impairment and other related charges for accelerated depreciation, long-lived asset impairment charges, severance costs and an other postretirement benefit plan curtailment loss as a result of the decision to cease paperboard production at our Coosa Pines paper mill. In the second quarter and first six months of 2010, we recorded $3 million and $8 million, respectively, of closure costs, impairment and other related charges, which were not associated with our work towards a comprehensive restructuring plan, for long-lived asset impairment charges related to our previously permanently closed Covington, Tennessee facility, as well as costs for a lawsuit related to a closed mill and other miscellaneous adjustments to severance liabilities and asset retirement obligations.
For additional information, see Note 3, “Closure Costs, Impairment and Other Related Charges,” to our Unaudited Interim Consolidated Financial Statements.

ABITIBIBOWATER INC.
Net gain on disposition of assets
During the second quarter and first six months of 2011, we recorded a net gain on disposition of assets of $3 million and $4 million, respectively, related to the sale of our investment in ACH and various other assets. During the second quarter and first six months of 2010, we recorded a net gain on disposition of assets of $4 million and $13 million, respectively, related to the sale of various assets, which were not associated with our work towards a comprehensive restructuring plan.
For additional information, see Note 4, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets,” to our Unaudited Interim Consolidated Financial Statements.
Liquidity and Capital Resources
Overview
In addition to cash and cash equivalents and net cash provided by operations, our principal external source of liquidity is the ABL Credit Facility, which is defined and discussed below. As of June 30, 2011, we had cash and cash equivalents of $297 million and had $227 million of availability under the ABL Credit Facility (see “ABL Credit Facility” below for a discussion of reserves that reduce our borrowing base availability). We believe that these sources will be sufficient to provide us with adequate liquidity for the next twelve months.
On May 27, 2011, we announced the sale of our 75% equity interest in ACH. Cash proceeds from the sale, including cash available at closing, were approximately Cdn$290 million ($296 million, based on the exchange rate in effect on May 27, 2011). The proceeds were applied in accordance with the terms of the 2018 Notes indenture, which requires, among other things, that the first $100 million of net proceeds from the sale of certain assets, including our interest in ACH, be used to redeem 2018 Notes (including accrued and unpaid interest) if the closing occurs within six months of the Emergence Date (as further discussed below). We also exercised an option to redeem an additional $85 million of principal amount of the 2018 Notes and repaid $90 million of other long-term debt (as further discussed below) with the proceeds from the sale of ACH. The purchaser assumed the outstanding debt of ACH. Accordingly, as of June 30, 2011, ACH’s total long-term debt ($280 million as of December 31, 2010) is no longer reflected in our Consolidated Balance Sheet.
10.25% senior secured notes due 2018
Information on our 10.25% senior secured notes due 2018 (the “2018 Notes”) is presented under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” included in our 2010 Annual Report.
As a result of our application of fresh start accounting, as of December 31, 2010, the 2018 Notes were recorded at their fair value of $905 million, which resulted in a premium of $55 million, which is being amortized to interest expense using the effective interest method over the term of the notes. On June 13, 2011, we applied the first $100 million of net proceeds from the sale of ACH (as discussed above) to redeem $94 million of principal amount of the 2018 Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest. Additionally, on June 29, 2011, we redeemed $85 million of principal amount of the 2018 Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. As a result of these redemptions, during the three months ended June 30, 2011, we recorded a net gain on extinguishment of debt of approximately $4 million, which was included in “Other (expense) income, net” in our Consolidated Statements of Operations. As of June 30, 2011, the carrying value of the 2018 Notes (including the unamortized premium of approximately $42 million) was approximately $713 million.
ABL Credit Facility
On December 9, 2010, AbitibiBowater Inc. and two of its wholly-owned subsidiaries, AbiBow US Inc. and AbiBow Recycling LLC, (collectively, the “U.S. Borrowers”) and AbiBow Canada Inc. (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”) entered into a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) with certain lenders and Citibank, N.A., as administrative agent and collateral agent (the “agent”). The ABL Credit Facility, with a maturity date of December 9, 2014, provides for an asset-based, revolving credit facility with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability, including a $20 million swingline sub-facility and a $150 million letter of credit sub-facility. The ABL Credit Facility includes a $400 million tranche available to the Borrowers and a $200 million tranche available solely to the U.S. Borrowers, in each case subject to the borrowing base availability of those Borrowers. The ABL Credit Facility also provides for an uncommitted incremental loan facility of up to $100 million, subject to certain terms and conditions set

ABITIBIBOWATER INC.
forth in the ABL Credit Facility. Additional information regarding the ABL Credit Facility is presented under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” included in our 2010 Annual Report.
As of June 30, 2011, the Borrowers had no borrowings and $59 million of letters of credit outstanding under the ABL Credit Facility. As of June 30, 2011, the U.S. Borrowers and the Canadian Borrower had $227 million and zero, respectively, of availability under the ABL Credit Facility.
The borrowing base availability of each borrower is subject to certain reserves, which are established by the agent in its discretion. The reserves may include dilution reserves, inventory reserves, rent reserves and any other reserves that the agent determines are necessary and have not already been taken into account in the calculation of the borrowing base. As of June 30, 2011, an additional reserve of $259 million was in place against the borrowing base of the Canadian Borrower until the adoption, by the governments of Quebec and Ontario, of regulations implementing previously-agreed funding relief applicable to contributions toward the solvency deficits in its material Canadian registered pension plans, as discussed in Note 20, “Pension and Other Postretirement Benefit Plans – Resolution of Canadian pension situation,” included in our consolidated financial statements for the year ended December 31, 2010. As a result of this reserve, the borrowing base of the Canadian Borrower will be restricted until the regulations are adopted and, accordingly, borrowings under the ABL Credit Facility will be primarily limited to the borrowing base availability of the U.S. Borrowers. The province of Ontario has adopted the implementing regulations, but the province of Quebec has yet to do so. Accordingly, beginning on July 31, 2011, we have been required pursuant to the ABL Credit Facility to maintain a specified minimum liquidity of at least $200 million until the regulations are adopted by the province of Quebec.
Promissory note
As of December 31, 2010, Augusta Newsprint Company (“ANC”), which operates our newsprint mill in Augusta, Georgia, was owned 52.5% by us. Our consolidated financial statements included this entity on a fully consolidated basis. On January 14, 2011, we acquired the noncontrolling interest in ANC and ANC became a wholly-owned subsidiary of ours. As part of the consideration for the transaction, ANC paid cash of $15 million and issued a secured promissory note (the “note”) in the principal amount of $90 million. On June 30, 2011, the note, including accrued interest, was repaid with cash in full.
Flow of funds
Summary of cash flows
A summary of cash flows for the six months ended June 30, 2011 and 2010 was as follows:

	Successor	Predecessor
(Unaudited, in millions)	2011	2010

Net cash provided by (used in) operating activities	$15	$(3)
Net cash provided by (used in) investing activities	266	(19)
Net cash used in financing activities	(303)	(26)

Net decrease in cash and cash equivalents	$(22)	$(48)

Cash provided by (used in) operating activities
The $18 million increase in cash provided by operating activities in the first six months of 2011 compared to the same period of 2010 was primarily related to net income in the first six months of 2011 compared to a net loss in the same period of 2010, partially offset by higher pension contributions, as well as a reduction in the change in accounts payable and accrued liabilities in the first six months of 2011, which was primarily due to the favorable impact in the first six months of 2010 of the stay of interest payments related to certain pre-petition debt obligations.
Cash provided by (used in) investing activities
The $285 million increase in cash provided by investing activities in the first six months of 2011 compared to the same period of 2010 was primarily due to higher proceeds from the disposition of assets (primarily the disposition of our investment in ACH) and a reduction in the increase in restricted cash in the first six months of 2011, partially offset by an increase in deposit requirements for letters of credit and an increase cash invested in fixed assets in the first six months of 2011.

ABITIBIBOWATER INC.
Capital expenditures for both periods include compliance, maintenance and projects to increase returns on production assets.
Cash used in financing activities
The $277 million increase in cash used in financing activities in the first six months of 2011 compared to the same period of 2010 was primarily due to the payments of long-term debt, the acquisition of the noncontrolling interest in ANC and dividends and distribution to noncontrolling interests in the first six months of 2011, partially offset by the decrease in secured borrowings, net in the first six months of 2010.
Recent Accounting Guidance
There is no new accounting guidance issued which we have not yet adopted that is expected to materially impact our results of operations or financial condition.

ABITIBIBOWATER INC.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of June 30, 2011. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
(b) Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information on our legal proceedings is presented under Part I, Item 3, “Legal Proceedings,” in our 2010 Annual Report and updated under Part II, Item 1, “Legal Proceedings,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 16, 2011. Except as so updated, there have been no material changes to the legal proceedings described in our 2010 Annual Report.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” in our 2010 Annual Report, which could materially affect our business, financial condition or future results. The risks described in this report and in our 2010 Annual Report are not the only risks we are facing. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results.

ABITIBIBOWATER INC.
ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.

**	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements (tagged as blocks of text). Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

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
Joseph B. Johnson
Senior Vice President, Finance and Chief Accounting Officer

Dated: August 15, 2011

ABITIBIBOWATER INC.
EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.

**	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements (tagged as blocks of text). Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.