Form 10-Q
period 2011-09-30
AbitibiBowater Inc.
filed 2011-11-14
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER: 001-33776

ABITIBIBOWATER INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0526415
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

111 Duke Street, Suite 5000; Montreal, Quebec; Canada H3C 2MI

(Address of principal executive offices) (Zip Code)

(514) 875-2515

(Registrant’s telephone number, including area code)

1155 Metcalfe Street, Suite 800; Montreal, Quebec; Canada H3B 5H2

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

As of October 31, 2011, there were 97,089,416 shares of AbitibiBowater Inc. common stock outstanding.

ABITIBIBOWATER INC.

ABITIBIBOWATER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
Sales	$1,224	$1,192	$3,609	$3,474
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	893	892	2,726	2,758
Depreciation, amortization and cost of timber harvested	55	119	164	376
Distribution costs	141	133	415	411
Selling, general and administrative expenses	45	40	122	109
Closure costs, impairment and other related charges	17	(3)	34	5
Net loss (gain) on disposition of assets	1	(1)	(3)	(14)
Operating income (loss)	72	12	151	(171)
Interest expense (contractual interest of $159 and $528 in the three and nine months ended September 30, 2010, respectively)	(19)	(99)	(77)	(417)
Other (expense) income, net	(68)	(6)	(51)	32
(Loss) income before reorganization items and income taxes	(15)	(93)	23	(556)
Reorganization items, net (Note 2)	–	(731)	–	(1,084)
(Loss) income before income taxes	(15)	(824)	23	(1,640)
Income tax (provision) benefit	(27)	(5)	26	5
Net (loss) income including noncontrolling interests	(42)	(829)	49	(1,635)
Net (income) loss attributable to noncontrolling interests	(2)	–	(2)	9
Net (loss) income attributable to AbitibiBowater Inc.	$(44)	$(829)	$47	$(1,626)

Net (loss) income per share attributable to AbitibiBowater Inc. common shareholders:
Basic	$(0.46)	$(14.35)	$0.48	$(28.18)
Diluted	(0.46)	(14.35)	0.48	(28.18)
Weighted-average number of AbitibiBowater Inc. common shares outstanding:
Basic	97.1	57.7	97.1	57.7
Diluted	97.1	57.7	97.1	57.7

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except per share amount)

	Successor
	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$295	$319
Accounts receivable, net	879	854
Inventories, net	470	438
Assets held for sale	41	698
Deferred income tax assets	46	47
Other current assets	97	88
Total current assets	1,828	2,444
Fixed assets, net	2,485	2,641
Amortizable intangible assets, net	18	19
Deferred income tax assets	1,679	1,736
Other assets	299	316
Total assets	$6,309	$7,156

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$554	$568
Current portion of long-term debt	85	–
Liabilities associated with assets held for sale	6	289
Total current liabilities	645	857
Long-term debt, net of current portion	627	905
Pension and other postretirement projected benefit obligations	1,106	1,272
Deferred income tax liabilities	75	72
Other long-term liabilities	67	63
Total liabilities	2,520	3,169
Commitments and contingencies
Equity:
AbitibiBowater Inc. shareholders’ equity:
Common stock, $0.001 par value. 114.1 shares issued and 97.1 shares outstanding as of September 30, 2011 and December 31, 2010	–	–
Additional paid-in capital	3,673	3,709
Retained earnings	47	–
Accumulated other comprehensive loss	(4)	–
Treasury stock at cost, 17.0 shares as of September 30, 2011 and December 31, 2010	–	–
Total AbitibiBowater Inc. shareholders’ equity	3,716	3,709
Noncontrolling interests	73	278
Total equity	3,789	3,987
Total liabilities and equity	$6,309	$7,156

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, in millions)

	Successor
	AbitibiBowater Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2010	$–	$3,709	$–	$–	$–	$278	$3,987
Share-based compensation costs for equity-classified awards	–	2	–	–	–	–	2
Net income	–	–	47	–	–	2	49
Dividends and distribution paid to noncontrolling interests	–	–	–	–	–	(19)	(19)
Acquisition of noncontrolling interest (Note 11 and Note 13)	–	(28)	–	–	–	(105)	(133)
Disposition of investment in ACH Limited Partnership (Note 6 and Note 11)	–	–	–	(8)	–	(99)	(107)
Contribution of capital to noncontrolling interest	–	(10)	–	–	–	15	5
Other comprehensive income	–	–	–	4	–	1	5
Balance as of September 30, 2011	$–	$3,673	$47	$(4)	$–	$73	$3,789

As of December 31, 2009, the balance of noncontrolling interests was $122 million. During the nine months ended September 30, 2010, amounts attributable to noncontrolling interests consisted of $9 million of net loss and $3 million of other comprehensive income, net of tax, which resulted in a balance of noncontrolling interests of $116 million as of September 30, 2010.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	Nine Months Ended September 30,
	Successor	Predecessor
	2011	2010
Net income (loss) including noncontrolling interests	$49	$(1,635)
Other comprehensive income (loss):
Change in unamortized prior service costs, net of tax of $0 in 2010	–	2
Change in unamortized actuarial gains and losses, net of tax of $1 in 2010	–	(72)
Foreign currency translation	4	(2)
Change in unrecognized gain on hedged transactions, net of tax of $0 in 2011	1	–
Other comprehensive income (loss), net of tax	5	(72)
Comprehensive income (loss) including noncontrolling interests	54	(1,707)
Less: Comprehensive (income) loss attributable to noncontrolling interests:
Net (income) loss	(2)	9
Foreign currency translation	(1)	(3)
Comprehensive (income) loss attributable to noncontrolling interests	(3)	6
Comprehensive income (loss) attributable to AbitibiBowater Inc.	$51	$(1,701)

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Nine Months Ended September 30,
	Successor	Predecessor
	2011	2010
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$49	$(1,635)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	2	3
Depreciation, amortization and cost of timber harvested	164	376
Closure costs, impairment and other related charges	32	5
Write-downs of inventory	1	–
Deferred income taxes	(25)	(3)
Net pension (contributions) expense	(146)	6
Net gain on disposition of assets	(3)	(14)
Loss on translation of foreign currency denominated deferred income taxes	58	–
(Gain) loss on translation of foreign currency denominated pension and other postretirement projected benefit obligations	(36)	13
Gain on extinguishment of debt	(4)	–
Amortization of debt discount (premium) and debt issuance costs, net	–	11
Loss on translation of foreign currency denominated debt	–	11
Non-cash interest expense	–	217
Non-cash reorganization items, net	–	999
Debtor in possession financing costs	–	6
Changes in working capital:
Accounts receivable	(27)	(82)
Inventories	(33)	(12)
Other current assets	23	29
Accounts payable and accrued liabilities	(21)	67
Other, net	(19)	18
Net cash provided by operating activities	15	15
Cash flows from investing activities:
Cash invested in fixed assets	(55)	(42)
Disposition of investment in ACH Limited Partnership (Note 11)	296	–
Disposition of other assets	19	83
Proceeds from insurance settlements	8	–
Increase in restricted cash	(2)	(85)
Increase in deposit requirements for letters of credit, net	(2)	(2)
Release of pension trust assets	–	8
Net cash provided by (used in) investing activities	264	(38)
Cash flows from financing activities:
Dividends and distribution to noncontrolling interests	(19)	–
Acquisition of noncontrolling interest (Note 11)	(15)	–
Payments of long-term debt	(269)	–
Decrease in secured borrowings, net	–	(21)
Debtor in possession financing costs	–	(6)
Payment of debtor in possession financing	–	(166)
Net cash used in financing activities	(303)	(193)
Net decrease in cash and cash equivalents	(24)	(216)
Cash and cash equivalents:
Beginning of period	319	756
End of period	$295	$540

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

Financial statements

Our interim consolidated financial statements are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited interim consolidated financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on April 5, 2011. Certain prior year amounts in the unaudited interim Consolidated Statements of Cash Flows have been reclassified to conform to the 2011 presentation. The reclassification had no effect on total cash and cash equivalents.

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

Information on our significant accounting policies is presented in Note 2, “Summary of Significant Accounting Policies,” included in our consolidated financial statements for the year ended December 31, 2010. Pursuant to fresh start accounting,

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

all assets and liabilities reflected in our Consolidated Balance Sheet as of December 31, 2010 were recorded at fair value (except for deferred income taxes and pension and other postretirement (“OPEB”) projected benefit obligations). Except for the impact of the application of fresh start accounting on the carrying values of our assets and liabilities as of December 31, 2010, the accounting policies adopted by the Successor Company and applied to the carrying values of our assets and liabilities reflected in our Consolidated Balance Sheet as of September 30, 2011 were consistent with the Predecessor Company’s significant accounting policies, as disclosed in our consolidated financial statements for the year ended December 31, 2010.

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

From the 97,134,954 shares of Successor Company common stock issued for claims in the Creditor Protection Proceedings, we established a reserve of 23,382,073 shares for claims that remained in dispute as of the Emergence Date, from which we have made and will make supplemental interim distributions to unsecured creditors as disputed claims are resolved. As of October 31, 2011, there were 20,508,137 shares remaining in this reserve. The remaining claims are claims that we believe should be disallowed because they are duplicative, without merit, overstated or should be disallowed for other reasons. We have made significant progress to address the claims that remained in dispute at the time of our emergence from the substantial number and amount of claims filed during the Creditor Protection Proceedings. The majority of the remaining disputed claims will be disposed through ongoing litigation before the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) or a claims officer appointed by the Superior Court of Quebec in Canada (the “Canadian Court” and, together with the U.S. Court, the “Courts”). The ultimate completion of the claims resolution process could therefore take some time to complete. We may be required to settle certain disputed claims in cash under certain specific circumstances. As such, included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 is a liability of approximately $16 million and $35 million, respectively, for the estimated cash settlement of such claims. To the extent there are shares remaining after all disputed claims have been resolved, these shares will be reallocated ratably among unsecured creditors with allowed claims in the Creditor Protection Proceedings pursuant to the Plans of Reorganization.

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

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

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

Reorganization items, net for the three and nine months ended September 30, 2010 were comprised of the following:

	Predecessor
(Unaudited, in millions)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Professional fees (1)	$44	$97
Provision for repudiated or rejected executory contracts (2)	20	169
Charges related to indefinite idlings and permanent closures (3)	12	276
Gains on disposition of assets (4)	–	(60)
Write-off of debt discounts and issuance costs (5)	550	550
Revaluation of debt due to currency exchange (5)	548	548
Reversal of post-petition accrued interest on certain debt obligations (6)	(447)	(447)
Gain on deconsolidation of BPCL (as defined below) (7)	–	(27)
Gain on deconsolidation of a variable interest entity (“VIE”) (8)	–	(16)
Debtor in possession financing costs (9)	5	10
Other (10)	(1)	(16)
	$731	$1,084

(1)

Professional fees directly related to the Creditor Protection Proceedings and the establishment of the Plans of Reorganization, including legal, accounting and other professional fees, as well as professional fees incurred by our creditors.

(2)	Represented provision for estimated claims arising from repudiated or rejected executory contracts, supply contracts and equipment leases.

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

(3)

Represented charges primarily related to: (i) the indefinite idling of our Saint-Fulgence, Quebec and Petit Saguenay, Quebec sawmills in the third quarter of 2010; (ii) the indefinite idling of our Gatineau, Quebec paper mill in the second quarter of 2010; (iii) the indefinite idling of a de-inking line and paper machine at our Thorold, Ontario paper mill in the first quarter of 2010 and (iv) an impairment charge in the second quarter of 2010 related to our Lufkin, Texas paper mill to reduce the carrying value of the assets to their estimated fair value prior to the sale of these assets. Such charges for the three and nine months ended September 30, 2010 were comprised of the following:

	Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Accelerated depreciation	$12	$222
Long-lived asset impairment	–	10
Severance and pension curtailment	–	29
Write-downs of inventory	–	15
	$12	$276

(4)

Represented gains on the disposition of various mills and other assets as part of our work toward a comprehensive restructuring plan, including the write-off of related asset retirement obligations. Such gains for the three months ended September 30, 2010 were less than $1 million and included the remaining assets of our Lufkin paper mill and our Albertville, Alabama sawmill, all of which we sold for proceeds of approximately $14 million. Such gains for the nine months ended September 30, 2010 also included our Mackenzie, British Columbia paper mill and sawmills, four previously permanently closed paper mills that were bundled and sold together, our Westover, Alabama sawmill, our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio, Texas and various other assets, all of which we sold for proceeds of approximately $54 million.

(5)

FASB ASC 852 requires that debt discounts and premiums, as well as debt issuance costs, be viewed as part of the valuation of the related pre-petition debt in arriving at the net carrying amount of the debt. When the debt becomes an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded debt obligations should be adjusted to the amount of the allowed claim. In the third quarter of 2010, pursuant to the Canadian Court’s sanction of the CCAA Reorganization Plan (which included the approval of allowed debt claims) on September 23, 2010, we adjusted the net carrying amount of the CCAA filers’ debt obligations to the allowed amount of the claims, which resulted in: (i) a write-off of the unamortized balance of debt discounts and issuance costs and (ii) a revaluation of the debt obligations to reflect the impact of a fixed exchange rate.

(6)

We had recorded post-petition accrued interest on the CCAA filers’ pre-petition unsecured debt obligations, based on the expectation that such accrued interest would be a permitted claim under the CCAA Proceedings. However, pursuant to the CCAA Reorganization Plan sanctioned by the Canadian Court on September 23, 2010, the CCAA filers’ pre-petition unsecured debt obligations did not include the amount of such post-petition accrued interest for distribution purposes and therefore, such accrued interest was then accounted for as not having been approved as a permitted claim. Accordingly, we reversed such post-petition accrued interest as a Reorganization item in the third quarter of 2010 and ceased accruing interest on the CCAA filers’ pre-petition unsecured debt obligations.

(7)

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

(8)

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

(9)

Debtor in possession financing costs were incurred during the third quarter of 2010 in connection with an amendment and an exit fee related to one of our debtor in possession financing arrangements and in the second quarter of 2010 in connection with the extension of one of our debtor in possession financing arrangements and an amendment to our former accounts receivable securitization program.

(10)

For the nine months ended September 30, 2010, “Other” primarily represented: (i) the write-off of environmental liabilities related to our Newfoundland and Labrador properties that were expropriated and for which no claim was filed against us in the Creditor Protection Proceedings; (ii) charges related to our estimated liability for an environmental claim filed against us by the current owner of a site previously owned by one of our subsidiaries and

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

(iii) employee termination charges resulting from our work toward a comprehensive restructuring plan related to a workforce reduction at our Catawba, South Carolina paper mill. “Other” for the three and nine months ended September 30, 2010 also included interest income.

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

Note 3. Closure Costs, Impairment and Other Related Charges

Closure costs, impairment and other related charges for the three and nine months ended September 30, 2011 and 2010 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
(Unaudited, in millions)	2011	2010	2011	2010
Accelerated depreciation	$1	$–	$5	$–
Impairment of long-lived assets	10	–	17	2
Severance and other costs	6	(3)	12	3
	$17	$(3)	$34	$5

Accelerated depreciation

During the three months ended September 30, 2011, we recorded accelerated depreciation charges of $1 million related to the permanent closure of our Saint-Prime, Quebec remanufacturing wood products facility. During the nine months ended September 30, 2011, we also recorded accelerated depreciation charges of $1 million related to the permanent closure of a de-inking line at our Alma, Quebec paper mill, $2 million related to the permanent closure of a paper machine and a thermomechanical pulp line at our Baie-Comeau, Quebec paper mill and $1 million as a result of the decision to cease paperboard production at our Coosa Pines, Alabama paper mill.

Impairment of long-lived assets

During the three months ended September 30, 2011, we recorded long-lived asset impairment charges of $7 million related to our Mokpo, South Korea paper mill and $3 million related to certain scrapped equipment at our Calhoun, Tennessee paper mill to reduce the carrying value of the assets to their estimated fair value, which was determined based on the assets’ estimated sale or salvage values. During the nine months ended September 30, 2011, we also recorded long-lived asset impairment charges of $7 million as a result of the decision to cease paperboard production at our Coosa Pines paper mill to reduce the carrying value of the assets to their estimated fair value, which was determined based on the assets’ estimated salvage values.

During the nine months ended September 30, 2010, we recorded long-lived asset impairment charges of $2 million related to our previously permanently closed Covington, Tennessee facility to further reduce the carrying value of the assets to their estimated fair value, which was determined based on the mill’s estimated sales value.

Severance and other costs

During the three months ended September 30, 2011, we recorded $6 million of severance and other costs primarily for an early retirement severance program for employees at our Mokpo paper mill and miscellaneous adjustments to severance liabilities. During the nine months ended September 30, 2011, we also recorded $3 million of severance costs and a $3 million OPEB plan curtailment loss as a result of the decision to cease paperboard production at our Coosa Pines paper mill.

During the three months ended September 30, 2010, we recorded a credit of $3 million in severance and other costs, primarily for miscellaneous adjustments to severance liabilities and asset retirement obligations. During the nine months ended September 30, 2010, we also recorded $6 million of severance and other costs, primarily for miscellaneous adjustments to severance liabilities and asset retirement obligations, as well as other costs, primarily for a lawsuit related to a closed mill.

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 4. Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net (Loss) Gain on Disposition of Assets

Assets held for sale as of September 30, 2011 and December 31, 2010 were comprised of the following:

	Successor
(Unaudited, in millions)	September 30, 2011	December 31, 2010
Cash and cash equivalents	$2	$10
Accounts receivable, net	5	4
Inventories, net	1	–
Other current assets	1	1
Fixed assets, net	32	149
Amortizable intangible assets	–	528
Other assets	–	6
	$41	$698

Liabilities associated with assets held for sale as of September 30, 2011 and December 31, 2010 were comprised of the following:

	Successor
(Unaudited, in millions)	September 30, 2011	December 31, 2010
Accounts payable and accrued liabilities	$6	$9
Long-term debt	–	280
	$6	$289

As of December 31, 2010, we held for sale the following assets: our investment in ACH Limited Partnership (“ACH”), our Kenora, Ontario and Alabama River, Alabama paper mills, our Saint-Fulgence and Petit Saguenay sawmills and various other assets. These assets and liabilities held for sale were carried in our Consolidated Balance Sheet as of December 31, 2010 at fair value (as a result of the application of fresh start accounting) less costs to sell. Since we had control over ACH, our consolidated financial statements included this entity on a fully consolidated basis.

As of September 30, 2011, we held for sale the following assets: our Petit Saguenay sawmill, our U.S. recycling operations and various other assets. The assets held for sale are carried in our Consolidated Balance Sheet as of September 30, 2011 at the lower of carrying value or fair value less costs to sell. We expect to complete a sale of all of these assets within the next twelve months for amounts that equal or exceed their individual carrying values.

During the three months ended September 30, 2011, we sold our Alabama River paper mill and various other assets for cash proceeds of $11 million, resulting in a net loss on disposition of assets of $1 million. Additionally, during the nine months ended September 30, 2011, we sold our investment in ACH (for additional information, see Note 11, “Liquidity and Debt”), our Kenora paper mill and various other assets for proceeds of $304 million, resulting in a net gain on disposition of assets of $4 million.

During the three months ended September 30, 2010, we sold various assets for proceeds of $2 million, resulting in a net gain on disposition of assets of $1 million. During the nine months ended September 30, 2010, we sold timberlands and other assets for proceeds of $15 million, resulting in a net gain on disposition of assets of $14 million. Additionally, during the nine months ended September 30, 2010, as part of our work toward a comprehensive restructuring plan, we sold various mills and other assets. For additional information, see Note 2, “Creditor Protection Proceedings – Events prior to emergence from Creditor Protection Proceedings – Reorganization items, net.”

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Other (Expense) Income, Net

Other (expense) income, net for the three and nine months ended September 30, 2011 and 2010 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
(Unaudited, in millions)	2011	2010	2011	2010
Foreign exchange (loss) gain	$(60)	$(7)	$(30)	$30
Post-emergence costs (1)	(13)	–	(35)	–
Income (loss) from equity method investments	2	–	1	(3)
Gain on extinguishment of debt (Note 11)	–	–	4	–
Interest income (2)	–	–	1	–
Miscellaneous income	3	1	8	5
	$(68)	$(6)	$(51)	$32

(1)	Primarily represents ongoing legal and other professional fees for the resolution and settlement of disputed creditor claims, as well as costs for other post-emergence activities.

(2)

During the Creditor Protection Proceedings, interest income of the entities that were subject to the Creditor Protection Proceedings was recorded in “Reorganization items, net” in our Consolidated Statements of Operations.

Note 6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of September 30, 2011 was comprised of foreign currency translation gains of $3 million and unrecognized gains on hedging transactions of $1 million (net of a deferred tax provision of zero). No tax effect was recorded for foreign currency translation since the investment in foreign net assets translated is deemed indefinitely invested. Accumulated other comprehensive loss as of September 30, 2011 is net of $8 million that was transferred and included in “Net (loss) gain on disposition of assets” in our Consolidated Statements of Operations for the nine months ended September 30, 2011 as a result of the sale of our investment in ACH. In connection with the application of fresh start accounting as of December 31, 2010, accumulated other comprehensive loss of the Predecessor Company was eliminated.

Note 7. Net (Loss) Income Per Share

The weighted-average number of common shares outstanding used to calculate basic and diluted net (loss) income per share attributable to AbitibiBowater Inc. common shareholders was 97.1 million for both the three and nine months ended September 30, 2011 and 57.7 million for both the three and nine months ended September 30, 2010.

No adjustments to net (loss) income attributable to AbitibiBowater Inc. common shareholders were necessary to calculate basic and diluted net (loss) income per share for all periods presented.

For both the three and nine months ended September 30, 2011, the dilutive impact of 0.5 million option shares and 0.1 million equity-classified restricted stock units (“RSUs”) and deferred stock units (“DSUs”) on the weighted-average number of common shares outstanding used to calculate diluted net (loss) income per share was nominal. For both the three and nine months ended September 30, 2010, 3.3 million option shares and 0.1 million RSUs were excluded from the calculation of diluted net loss per share as the impact would have been anti-dilutive. For both the three and nine months ended September 30, 2010, no adjustment to the diluted weighted-average number of common shares outstanding for the assumed conversion of the pre-petition convertible notes, which were outstanding at that time, was necessary as the impact would have been anti-dilutive.

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 8. Inventories, Net

Inventories, net as of September 30, 2011 and December 31, 2010 were comprised of the following:

	Successor
(Unaudited, in millions)	September 30, 2011	December 31, 2010
Raw materials and work in process	$ 127	$ 136
Finished goods	182	184
Mill stores and other supplies	161	118
	$ 470	$ 438

During the nine months ended September 30, 2011, we recorded charges of $1 million for write-downs of inventory as a result of the decision to cease paperboard production at our Coosa Pines paper mill. These charges were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations.

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

Note 9. Restricted Cash

In connection with the sale of our investment in Manicouagan Power Company (“MPCo”) in December 2009, we provided certain undertakings and indemnities to Alcoa Canada Ltd., our former partner in MPCo, including an indemnity for potential tax liabilities arising from the transaction. As of September 30, 2011 and December 31, 2010, we maintained a reserve of approximately Cdn$85 million ($81 million, based on the exchange rate in effect on September 30, 2011) and Cdn$80 million ($80 million, based on the exchange rate in effect on December 31, 2010), respectively, to secure those obligations. This reserve was included as restricted cash in “Other assets” in our Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010.

Note 10. Severance Related Liabilities

The activity in our severance related liabilities for the nine months ended September 30, 2011 was as follows:

(Unaudited, in millions)	2011 Initiatives	2010 Initiatives	Total
Balance as of December 31, 2010 (Successor)	$–	$2	$2
Charges	18	–	18
Payments	(12)	(2)	(14)
Balance as of September 30, 2011 (Successor)	$6	$–	$6

During the nine months ended September 30, 2011, we recorded severance costs primarily as a result of corporate employee terminations, the decision to close our Greenville, South Carolina office, the decision to cease paperboard production at our Coosa Pines paper mill and an early retirement severance program for employees at our Mokpo paper mill.

Severance costs incurred in the nine months ended September 30, 2011 were included in “Selling, general and administrative expenses” or “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations. The severance accruals were included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010.

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 11. Liquidity and Debt

Overview

As of September 30, 2011, in addition to cash and cash equivalents and net cash provided by operations, our principal external source of liquidity was the ABL Credit Facility, which is defined and discussed below. As of September 30, 2011, we had cash and cash equivalents of $295 million and had $519 million of availability under the ABL Credit Facility.

Interest expense recorded in our Consolidated Statements of Operations totaled $19 million and $77 million for the three and nine months ended September 30, 2011, respectively, and $99 million and $417 million for the three and nine months ended September 30, 2010, respectively. The decrease in interest expense was primarily due to significantly lower debt levels in connection with our emergence from the Creditor Protection Proceedings in December 2010. Additionally, interest expense for the nine months ended September 30, 2010 included a cumulative adjustment of $43 million to increase the accrued interest on the unsecured U.S. dollar denominated debt obligations of the CCAA filers to a fixed exchange rate. In accordance with FASB ASC 852, during the Creditor Protection Proceedings, we recorded interest expense on our pre-petition debt obligations only to the extent that: (i) interest would be paid during the Creditor Protection Proceedings or (ii) it was probable that interest would be an allowed priority, secured or unsecured claim. Contractual interest expense was $159 million and $528 million for the three and nine months ended September 30, 2010, respectively.

On May 27, 2011, we announced the sale of our 75% equity interest in ACH. Cash proceeds from the sale, including cash available at closing, were approximately Cdn$290 million ($296 million, based on the exchange rate in effect on May 27, 2011). The proceeds were applied in accordance with the terms of the 2018 Notes (as defined below) indenture, which requires, among other things, that the first $100 million of net proceeds from the sale of certain assets, including our interest in ACH, be used to redeem 2018 Notes (including accrued and unpaid interest) if the closing occurs within six months of the Emergence Date (as further discussed below). We also redeemed an additional $85 million of principal amount of the 2018 Notes and repaid $90 million of other long-term debt (as further discussed below) with the proceeds from the sale of ACH. The purchaser assumed the outstanding debt of ACH. Accordingly, ACH’s total long-term debt ($280 million as of December 31, 2010) is no longer reflected in our Consolidated Balance Sheet.

As further discussed below, on November 4, 2011, we redeemed an additional $85 million of principal amount of the 2018 Notes.

10.25% senior secured notes due 2018

Information on our 10.25% senior secured notes due 2018 (the “2018 Notes”) is presented in Note 17, “Liquidity and Debt,” included in our consolidated financial statements for the year ended December 31, 2010.

As a result of our application of fresh start accounting, as of December 31, 2010, the 2018 Notes were recorded at their fair value of $905 million, which resulted in a premium of $55 million, which is being amortized to interest expense using the effective interest method over the term of the notes. On June 13, 2011, we applied the first $100 million of net proceeds from the sale of ACH (as discussed above) to redeem $94 million of principal amount of the 2018 Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest. Additionally, on June 29, 2011, we redeemed $85 million of principal amount of the 2018 Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. As a result of these redemptions, during the nine months ended September 30, 2011, we recorded a net gain on extinguishment of debt of approximately $4 million, which was included in “Other (expense) income, net” in our Consolidated Statements of Operations. As of September 30, 2011, the carrying value of the 2018 Notes (including the unamortized premium of approximately $41 million) was approximately $712 million.

On November 4, 2011, we redeemed an additional $85 million of principal amount of the 2018 Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. This $85 million of principal amount of the 2018 Notes was included in “Current portion of long-term debt” and the remaining balance of the 2018 Notes of $627 million was included in “Long-term debt, net of current portion” in our Consolidated Balance Sheet as of September 30, 2011.

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

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

The borrowing base availability of each borrower is subject to certain reserves, which are established by the agent in its discretion. The reserves may include dilution reserves, inventory reserves, rent reserves and any other reserves that the agent determines are necessary and have not already been taken into account in the calculation of the borrowing base. As of June 30, 2011, an additional reserve of $259 million was in place against the borrowing base of the Canadian Borrower until the adoption, by the governments of Quebec and Ontario, of regulations to implement previously-announced funding relief with respect to aggregate solvency deficits in our material Canadian registered pension plans, as discussed in Note 20, “Pension and Other Postretirement Benefit Plans – Resolution of Canadian pension situation,” included in our consolidated financial statements for the year ended December 31, 2010. As of the third quarter of 2011, both the provinces of Quebec and Ontario had adopted these funding relief regulations. As a result, this reserve against the borrowing base of the Canadian Borrower was removed in the third quarter of 2011.

On October 28, 2011, the Borrowers and the subsidiaries of AbitibiBowater Inc. that are guarantors of the ABL Credit Facility entered into an amendment to the credit agreement that governs the ABL Credit Facility. The ABL Credit Facility, as amended, provides for an asset-based, revolving credit facility with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability, including a $60 million (increased from $20 million) swingline sub-facility and a $200 million (increased from $150 million) letter of credit sub-facility. The ABL Credit Facility includes a $400 million tranche available to the Borrowers and a $200 million tranche available solely to the U.S. Borrowers, in each case subject to the borrowing base availability of those Borrowers.

The amendment extends the maturity of the ABL Credit Facility from December 9, 2014 to October 28, 2016.

The amendment reduces the interest rate margin applicable to borrowings under the ABL Credit Facility to 1.75% – 2.25% per annum with respect to Eurodollar rate and bankers’ acceptance rate borrowings (reduced from 2.75% – 3.25%) and 0.75% – 1.25% per annum with respect to base rate and Canadian prime rate borrowings (reduced from 1.75% – 2.25%), in each case depending on excess availability under the ABL Credit Facility. Additionally, the amendment reduces the unutilized commitment fee payable by the Borrowers under the ABL Credit Facility to 0.375% – 0.50% per annum (reduced from 0.50% – 0.75%), subject to monthly pricing adjustments based on the unutilized commitment of the ABL Credit Facility.

The amendment reduces to 1.0:1.0 (reduced from 1.1:1.0) the minimum consolidated fixed charge coverage ratio required if at any time excess availability falls below the greater of: (i) $60 million and (ii) 12.5% of the lesser of (A) the total commitments and (B) the borrowing base then in effect. Prior to the effectiveness of the amendment, this springing fixed charge coverage ratio covenant was triggered if excess availability fell below 15% of the total commitments then in effect.

The amendment also eases certain other covenants, including covenants restricting the Company’s ability to: (i) prepay certain indebtedness, (ii) consummate permitted acquisitions and (iii) make certain restricted payments.

As of September 30, 2011, the Borrowers had no borrowings and $62 million of letters of credit outstanding under the ABL Credit Facility. As of September 30, 2011, we had $519 million of availability under the ABL Credit Facility, which was comprised of $290 million for the U.S. Borrowers and $229 million for the Canadian Borrower.

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

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 12. Pension and Other Postretirement Benefit Plans

The components of net periodic benefit cost relating to our pension and OPEB benefit plans for the three and nine months ended September 30, 2011 and 2010 were as follows:

Pension Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
(Unaudited, in millions)	2011	2010	2011	2010
Service cost	$10	$10	$28	$30
Interest cost	82	88	248	259
Expected return on plan assets	(86)	(89)	(260)	(269)
Amortization of prior service cost	–	–	–	2
Recognized net actuarial loss	–	1	–	3
Curtailments and settlements	–	1	–	5
	$6	$11	$16	$30

OPEB Plans:
	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
(Unaudited, in millions)	2011	2010	2011	2010
Service cost	$1	$1	$3	$3
Interest cost	5	5	16	17
Amortization of prior service credit	–	(2)	–	(6)
Recognized net actuarial loss	–	1	–	2
Curtailment	–	–	3	–
	$ 6	$ 5	$ 22	$ 16

Event impacting net periodic benefit cost for the nine months ended September 30, 2011

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

Canadian pension funding relief

As of the third quarter of 2011, both the provinces of Quebec and Ontario had adopted specific regulations to implement the previously-announced funding relief with respect to aggregate solvency deficits in our material Canadian registered pension plans. The basic funding parameters are described in Note 20, “Pension and Other Postretirement Benefit Plans – Resolution of Canadian pension situation,” included in our consolidated financial statements for the year ended December 31, 2010. The regulations also provide that corrective measures would be required if the aggregate solvency ratio in the registered pension plans falls below a prescribed level under the target provided by the regulations as of December 31 in any year through 2014. Such measures may include additional funding over five years to attain the target solvency ratio prescribed in the regulations. Thereafter, additional funding would be required if the aggregate solvency ratio in the registered pension plans falls below a prescribed level under the target provided by the regulations as of December 31 in any year on or after 2015 for the remainder of the period covered by the regulations.

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 13. Income Taxes

The income tax benefit attributable to (loss) income before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three and nine months ended September 30, 2011 and 2010 as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
(Unaudited, in millions)	2011	2010	2011	2010

(Loss) income before income taxes	$(15)	$(824)	$23	$(1,640)
Income tax (provision) benefit:
Expected income tax benefit (provision)	5	288	(8)	574
Change in income tax benefit (provision) resulting from:
Valuation allowance	(3)	(173)	(4)	(384)
Foreign exchange	(30)	(78)	(16)	(58)
Deferred tax adjustment	–	–	10	–
Tax reserve adjustment (1)	1	2	45	2
State income taxes, net of federal income tax benefit	–	–	–	2
Foreign taxes	(1)	(33)	–	(130)
Other, net	1	(11)	(1)	(1)
	$(27)	$(5)	$26	$5

(1)

During the nine months ended September 30, 2011, we reversed certain accruals for uncertain tax positions pursuant to FASB ASC 740, “Income Taxes,” as effectively settled, as certain tax authority examinations were completed during the second quarter of 2011. The total tax benefit recorded as a result of the reversal of these accruals for uncertain tax positions was $44 million.

During the three and nine months ended September 30, 2010, income tax benefits generated on the majority of our losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits.

As a result of the acquisition of the noncontrolling interest in ANC, we established a deferred tax liability of approximately $28 million. Since this acquisition was accounted for as an equity transaction, as discussed in Note 11, “Liquidity and Debt – Promissory note,” the recording of this deferred tax liability resulted in a reduction of “Additional paid-in capital” in our Consolidated Balance Sheet as of September 30, 2011.

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

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

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

Note 15. Share-Based Compensation

On the Emergence Date and pursuant to the Plans of Reorganization, all previously-issued and outstanding equity-based awards under our various share-based compensation plans were terminated and the 2010 AbitibiBowater Inc. Equity Incentive Plan (the “2010 LTIP”) became effective. The 2010 LTIP, administered by the Human Resources and Compensation/Nominating and Governance Committee of the Board of Directors (the “HR Board Committee”), provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, RSUs, DSUs (collectively, “stock incentive awards”) and cash incentive awards to certain of our officers, directors, employees, consultants and advisors. We have been authorized to issue stock incentive awards for up to 9,020,060 shares under the 2010 LTIP.

As of September 30, 2011, all of our outstanding stock incentive awards were accounted for as equity-classified, service-based awards and approximately 8.5 million shares were available for issuance under the 2010 LTIP. As of September 30, 2010, our outstanding stock incentive awards consisted of both equity-classified and liability-classified awards, some of which included performance conditions. For both the three months ended September 30, 2011 and 2010, share-based compensation expense was $1 million. For the nine months ended September 30, 2011 and 2010, share-based compensation expense was $2 million and $3 million, respectively.

Modification of stock incentive awards

On July 20, 2011, the HR Board Committee approved a modification of the stock incentive awards granted to employees on January 9, 2011. Employees who will meet certain retirement eligibility criteria prior to the end of the four-year vesting period will be allowed to continue vesting in their awards after retirement in accordance with the normal vesting schedule. Nine employees’ awards were impacted by this modification. As a result, we reduced the requisite service periods for their awards to reflect their individual retirement eligibility dates.

Stock options

On January 9, 2011, we issued 626,720 stock options to our non-employee directors and to certain officers and employees, with an exercise price of $23.05. The stock options become exercisable ratably over a period of four years, except for the modified awards described above, and, unless terminated earlier in accordance with their terms, expire 10 years from the date of grant.

We calculated the grant-date fair value of the stock options using the Black-Scholes option pricing model, which resulted in a fair value of $10.75 each. This calculation was based on an expected dividend yield of zero, an expected volatility of 40.5%, a risk-free interest rate of 2.5% and an expected life of 6.25 years.

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

The payment of dividends is subject to certain restrictions under the 2018 Notes indenture and the credit agreement that governs the ABL Credit Facility; therefore, we assumed an expected dividend yield of zero. Due to the short trading history of the Successor Company’s common stock, we estimated the expected volatility based on the historical volatility of a peer group within our industry measured over a term approximating the expected life of the options. We estimated the risk-free interest rate based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the options. Historical exercise data attributable to stock incentive awards granted after the Successor Company’s common stock began publicly trading is non-existent; therefore, we used the simplified method permitted by Staff Accounting Bulletin Topic 14 to estimate the expected life of the options. Under this approach, the expected life is presumed to be the midpoint between the vesting date and the end of the contractual term.

During the nine months ended September 30, 2011, 174,941 options were forfeited, which reduced the number of options outstanding as of September 30, 2011 to 451,779, of which 21,043 were exercisable. As of September 30, 2011, there was approximately $3 million of unrecognized compensation cost related to these stock options, which is expected to be recognized over a remaining requisite service period of 3.2 years.

Restricted stock units and deferred stock units

The activity of RSUs and DSUs issued to our non-employee directors and to certain officers and employees for the nine months ended September 30, 2011 was as follows:

(Unaudited)	Number of Units	Weighted-Average Fair Value at Grant Date
Outstanding as of December 31, 2010 (Successor)	–	$–
Granted	107,369	24.10
Vested	(22,210)	27.13
Forfeited	(25,027)	23.05
Outstanding as of September 30, 2011 (Successor)	60,132	$23.41

Each RSU and DSU provides the holder the right to receive one share of our common stock upon vesting. RSUs and DSUs vest ratably over a period of one year for directors and four years for officers and employees, except for the modified awards described above. As of September 30, 2011, there was approximately $1 million of unrecognized compensation cost related to these RSUs and DSUs, which is expected to be recognized over a remaining requisite service period of 2.9 years.

Note 16. Segment Information

We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments are newsprint, coated papers, specialty papers, market pulp and wood products.

None of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net (loss) gain on disposition of assets and other discretionary charges or credits are not allocated to our segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets. Additionally, beginning in 2011, all selling, general and administrative expenses, excluding employee termination costs, are allocated to our segments.

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

Information about segment sales and operating income (loss) for the three and nine months ended September 30, 2011 and 2010 was as follows:

(Unaudited, in millions)	Newsprint	Coated Papers	Specialty Papers	Market Pulp(1)	Wood Products	Corporate and Other	Consolidated Total
Sales
Third quarter 2011 (Successor)	$468	$140	$316	$175	$125	$–	$1,224
Third quarter 2010 (Predecessor)	429	128	347	184	104	–	1,192

First nine months 2011 (Successor)	1,359	406	966	522	356	–	3,609
First nine months 2010 (Predecessor)	1,318	348	975	519	314	–	3,474

Operating income (loss) (2)
Third quarter 2011 (Successor)	$18	$18	$27	$36	$(3)	$(24)	$72
Third quarter 2010 (Predecessor)	(8)	13	(6)	55	(1)	(41)	12

First nine months 2011 (Successor)	63	44	38	73	(20)	(47)	151
First nine months 2010 (Predecessor)	(159)	14	(39)	92	4	(83)	(171)

(1)

Market pulp sales excluded inter-segment sales of $2 million and $5 million for the three months ended September 30, 2011 and 2010, respectively, and $10 million and $17 million for the nine months ended September 30, 2011 and 2010, respectively.

(2)	Corporate and other operating loss for the three and nine months ended September 30, 2011 and 2010 included the following special items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
(Unaudited, in millions)	2011	2010	2011	2010
Net (loss) gain on disposition of assets	$(1)	$1	$3	$14
Closure costs, impairment and other related charges	(17)	3	(34)	(5)
Write-downs of inventory	–	–	(1)	–
Employee termination (costs) credit	(5)	–	(12)	8
	$(23)	$4	$(44)	$17

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

The following condensed consolidating financial information sets forth the Statements of Operations for the three and nine months ended September 30, 2011 and 2010, the Balance Sheets as of September 30, 2011 and December 31, 2010 and the Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 for AbitibiBowater Inc. (the “Parent”), the Guarantor Subsidiaries on a combined basis and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Three Months Ended September 30, 2011 (Successor)
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$ –	$808	$ 811	$(395)	$1,224
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	686	602	(395)	893
Depreciation, amortization and cost of timber harvested	–	22	33	–	55
Distribution costs	–	38	103	–	141
Selling, general and administrative expenses	18	22	5	–	45
Closure costs, impairment and other related charges	–	4	13	–	17
Net (gain) loss on disposition of assets	–	(1)	2	–	1
Operating (loss) income	(18)	37	53	–	72
Interest expense	(36)	(1)	(3)	21	(19)
Other income (expense), net	–	14	(61)	(21)	(68)
Parent’s equity in loss of subsidiaries	(29)	–	–	29	–
(Loss) income before income taxes	(83)	50	(11)	29	(15)
Income tax benefit (provision)	39	(38)	(28)	–	(27)
Net (loss) income including noncontrolling interests	(44)	12	(39)	29	(42)
Net income attributable to noncontrolling interests	–	–	(2)	–	(2)
Net (loss) income attributable to AbitibiBowater Inc.	$ (44)	$ 12	$ (41)	$ 29	$ (44)

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Nine Months Ended September 30, 2011 (Successor)
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$ –	$2,376	$2,364	$(1,131)	$3,609
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	2,025	1,832	(1,131)	2,726
Depreciation, amortization and cost of timber harvested	–	67	97	–	164
Distribution costs	–	118	297	–	415
Selling, general and administrative expenses	19	45	58	–	122
Closure costs, impairment and other related charges	–	18	16	–	34
Net gain on disposition of assets	–	(1)	(2)	–	(3)
Operating (loss) income	(19)	104	66	–	151
Interest expense	(118)	(6)	(16)	63	(77)
Other income (expense), net	12	53	(53)	(63)	(51)
Parent’s equity in income of subsidiaries	152	–	–	(152)	–
Income (loss) before income taxes	27	151	(3)	(152)	23
Income tax benefit (provision)	20	17	(11)	–	26
Net income (loss) including noncontrolling interests	47	168	(14)	(152)	49
Net income attributable to noncontrolling interests	–	–	(2)	–	(2)
Net income (loss) attributable to AbitibiBowater Inc.	$ 47	$ 168	$ (16)	$ (152)	$ 47

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Three Months Ended September 30, 2010 (Predecessor)
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$ –	$718	$ 842	$(368)	$1,192
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	609	651	(368)	892
Depreciation, amortization and cost of timber harvested	–	33	86	–	119
Distribution costs	–	34	99	–	133
Selling, general and administrative expenses	7	11	22	–	40
Closure costs, impairment and other related charges	–	–	(3)	–	(3)
Net gain on disposition of assets	–	(1)	–	–	(1)
Operating (loss) income	(7)	32	(13)	–	12
Interest expense	–	(20)	(80)	1	(99)
Other (expense) income, net	(1)	(6)	2	(1)	(6)
Parent’s equity in loss of subsidiaries	–	–	–	–	–
(Loss) income before reorganization items and income taxes	(8)	6	(91)	–	(93)
Reorganization items, net	(15)	58	(774)	–	(731)
(Loss) income before income taxes	(23)	64	(865)	–	(824)
Income tax provision	–	(4)	(1)	–	(5)
Net (loss) income including noncontrolling interests	(23)	60	(866)	–	(829)
Net loss attributable to noncontrolling interests	–	–	–	–	–
Net (loss) income attributable to AbitibiBowater Inc.	$ (23)	$ 60	$(866)	$ –	$ (829)

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Nine Months Ended September 30, 2010 (Predecessor)
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$ –	$2,028	$ 2,486	$(1,040)	$ 3,474
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	1,770	2,028	(1,040)	2,758
Depreciation, amortization and cost of timber harvested	–	100	276	–	376
Distribution costs	–	100	311	–	411
Selling, general and administrative expenses	28	31	50	–	109
Closure costs, impairment and other related charges	–	2	3	–	5
Net gain on disposition of assets	–	(5)	(9)	–	(14)
Operating (loss) income	(28)	30	(173)	–	(171)
Interest expense	–	(86)	(334)	3	(417)
Other (expense) income, net	(1)	(13)	49	(3)	32
Parent’s equity in loss of subsidiaries	–	–	–	–	–
Loss before reorganization items and income taxes	(29)	(69)	(458)	–	(556)
Reorganization items, net	(15)	27	(1,096)	–	(1,084)
Loss before income taxes	(44)	(42)	(1,554)	–	(1,640)
Income tax (provision) benefit	–	(3)	8	–	5
Net loss including noncontrolling interests	(44)	(45)	(1,546)	–	(1,635)
Net loss attributable to noncontrolling interests	–	–	9	–	9
Net loss attributable to AbitibiBowater Inc.	$(44)	$ (45)	$(1,537)	$ –	$(1,626)

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET As of September 30, 2011 (Successor)
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$–	$ 143	$ 152	$ –	$ 295
Accounts receivable, net	–	390	489	–	879
Accounts receivable from affiliates	–	6	226	(232)	–
Inventories, net	–	139	331	–	470
Assets held for sale	–	37	4	–	41
Deferred income tax assets	–	30	16	–	46
Note and interest receivable from parent	–	925	–	(925)	–
Note receivable from affiliate	–	7	–	(7)	–
Other current assets	–	18	79	–	97
Total current assets	–	1,695	1,297	(1,164)	1,828
Fixed assets, net	–	922	1,563	–	2,485
Amortizable intangible assets, net	–	–	18	–	18
Deferred income tax assets	–	511	1,168	–	1,679
Note receivable from affiliate	–	3	–	(3)	–
Investments in and advances to consolidated subsidiaries	5,887	2,408	–	(8,295)	–
Other assets	–	27	159	113	299
Total assets	$5,887	$5,566	$4,205	$(9,349)	$6,309

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$34	$ 168	$ 352	$ –	$ 554
Current portion of long-term debt	85	–	–	–	85
Liabilities associated with assets held for sale	–	6	–	–	6
Accounts payable to affiliates	165	–	–	(165)	–
Note and interest payable to a subsidiary	925	–	–	(925)	–
Note payable to affiliate	–	–	7	(7)	–
Total current liabilities	1,209	174	359	(1,097)	645
Long-term debt, net of current portion	627	–	–	–	627
Long-term debt due to affiliate	–	–	3	(3)	–
Pension and other postretirement projected benefit obligations	–	364	742	–	1,106
Deferred income tax liabilities	–	–	75	–	75
Other long-term liabilities	–	33	34	–	67
Total liabilities	1,836	571	1,213	(1,100)	2,520
Total equity	4,051	4,995	2,992	(8,249)	3,789
Total liabilities and equity	$5,887	$5,566	$4,205	$(9,349)	$6,309

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET As of December 31, 2010 (Successor)
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$–	$ 164	$ 155	$ –	$ 319
Accounts receivable	–	348	506	–	854
Accounts receivable from affiliates	40	–	287	(327)	–
Inventories	–	158	280	–	438
Assets held for sale	–	15	683	–	698
Deferred income tax assets	–	31	16	–	47
Note and interest receivable from parent	–	864	–	(864)	–
Note receivable from affiliate	–	10	–	(10)	–
Other current assets	–	25	63	–	88
Total current assets	40	1,615	1,990	(1,201)	2,444
Fixed assets	–	858	1,783	–	2,641
Amortizable intangible assets	–	–	19	–	19
Deferred income tax assets	–	439	1,297	–	1,736
Note receivable from affiliate	–	30	–	(30)	–
Investments in and advances to consolidated subsidiaries	5,977	2,933	–	(8,910)	–
Other assets	–	34	168	114	316
Total assets	$6,017	$5,909	$5,257	$(10,027)	$7,156

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$26	$175	$ 367	$ –	$ 568
Accounts payable to affiliates	178	99	–	(277)	–
Note and interest payable to a subsidiary	864	–	–	(864)	–
Note payable to affiliate	–	–	10	(10)	–
Liabilities associated with assets held for sale	–	–	289	–	289
Total current liabilities	1,068	274	666	(1,151)	857
Long-term debt	905	–	–	–	905
Long-term debt due to affiliate	–	–	30	(30)	–
Pension and other postretirement projected benefit obligations	–	362	910	–	1,272
Deferred income tax liabilities	–	–	72	–	72
Other long-term liabilities	–	32	31	–	63
Total liabilities	1,973	668	1,709	(1,181)	3,169
Total equity	4,044	5,241	3,548	(8,846)	3,987
Total liabilities and equity	$6,017	$5,909	$5,257	$(10,027)	$7,156

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Nine Months Ended September 30, 2011 (Successor)
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$–	$108	$(93)	$ –	$15
Cash flows from investing activities:
Cash invested in fixed assets	–	(21)	(34)	–	(55)
Disposition of investment in ACH	–	–	296	–	296
Disposition of other assets	–	11	8	–	19
Proceeds from insurance settlements	–	–	8	–	8
Increase in restricted cash	–	–	(2)	–	(2)
Increase in deposit requirements for letters of credit, net	–	–	(2)	–	(2)
Advances from (to) affiliate	–	150	(150)	–	–
Net cash provided by investing activities	–	140	124	–	264
Cash flows from financing activities:
Dividends and distribution to noncontrolling interests	–	–	(19)	–	(19)
Acquisition of noncontrolling interest	–	–	(15)	–	(15)
Payments of long-term debt	–	(269)	–	–	(269)
Net cash used in financing activities	–	(269)	(34)	–	(303)
Net decrease in cash and cash equivalents	–	(21)	(3)	–	(24)
Cash and cash equivalents:
Beginning of period	–	164	155	–	319
End of period	$–	$143	$152	$ –	$295

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Nine Months Ended September 30, 2010 (Predecessor)
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$–	$45	$(30)	$–	$15
Cash flows from investing activities:
Cash invested in fixed assets	–	(11)	(31)	–	(42)
Disposition of assets	–	38	45	–	83
Increase in restricted cash	–	(33)	(52)	–	(85)
Collections on note receivable from affiliate	–	24	–	(24)	–
Increase in deposit requirements for letters of credit, net	–	–	(2)	–	(2)
Release of pension trust assets	–	8	–	–	8
Net cash provided by (used in) investing activities	–	26	(40)	(24)	(38)
Cash flows from financing activities:
Decrease in secured borrowings, net	–	(21)	–	–	(21)
Debtor in possession financing costs	–	(6)	–	–	(6)
Payment of debtor in possession financing	–	(134)	(32)	–	(166)
Payments of note payable to affiliate	–	–	(24)	24	–
Net cash used in financing activities	–	(161)	(56)	24	(193)
Net decrease in cash and cash equivalents	–	(90)	(126)	–	(216)
Cash and cash equivalents:
Beginning of period	–	418	338	–	756
End of period	$–	$328	$212	$–	$540

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 18. Subsequent Events

The following significant events occurred subsequent to September 30, 2011:

•

As more fully discussed in Note 11, “Liquidity and Debt,” on October 28, 2011, we entered into an amendment to the credit agreement that governs the ABL Credit Facility whereby, among other things, the maturity date of the ABL Credit Facility was extended to October 28, 2016, the interest rate margin applicable to borrowings under the ABL Credit Facility and the unutilized commitment fee were reduced and certain covenants were eased.

•	As more fully discussed in Note 11, “Liquidity and Debt,” on November 4, 2011, we redeemed an additional $85 million of principal amount of the 2018 Notes.

ABITIBIBOWATER INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

               OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) of AbitibiBowater Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our,” “us” or the “Company”) provides information that we believe is useful in understanding our results of operations, cash flows and financial condition for the three and nine months ended September 30, 2011. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited interim consolidated financial statements and related notes appearing in Item 1 of this Quarterly Report on Form 10-Q (“Unaudited Interim Consolidated Financial Statements”).

Cautionary Statements Regarding Forward-Looking Information and Use of Third-Party Data

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) that are not reported financial results or other historical information of AbitibiBowater are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts to continue to reduce costs and increase revenues and profitability, including our cost reduction initiatives regarding selling, general and administrative (“SG&A”) expenses; business outlook; assessment of market conditions; liquidity outlook, prospects, growth strategies and the industry in which we operate; and strategies for achieving our goals generally, including the strategies described under “Business Strategy and Outlook” below. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or AbitibiBowater’s shareholders.

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

ABITIBIBOWATER INC.

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

From the 97,134,954 shares of Successor Company common stock issued for claims in the Creditor Protection Proceedings, we established a reserve of 23,382,073 shares for claims that remained in dispute as of the Emergence Date, from which we have made and will make supplemental interim distributions to unsecured creditors as disputed claims are resolved. As of October 31, 2011, there were 20,508,137 shares remaining in this reserve. The remaining claims are claims that we believe should be disallowed because they are duplicative, without merit, overstated or should be disallowed for other reasons. We have made significant progress to address the claims that remained in dispute at the time of our emergence from the substantial number and amount of claims filed during the Creditor Protection Proceedings. The majority of the remaining disputed claims will be disposed through ongoing litigation before the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) or a claims officer appointed by the Superior Court of Quebec in Canada (the “Canadian Court” and, together with the U.S. Court, the “Courts”). The ultimate completion of the claims resolution process could therefore take some time to complete. We may be required to settle certain disputed claims in cash under certain specific circumstances. As such, as of September 30, 2011 and December 31, 2010, “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets included in our Unaudited Interim Consolidated Financial Statements (“Consolidated Balance Sheets”) included a liability of approximately $16 million and $35 million, respectively, for the estimated cash settlement of such claims. To the extent there are shares remaining after all disputed claims have been resolved, these shares will be reallocated ratably among unsecured creditors with allowed claims in the Creditor Protection Proceedings pursuant to the Plans of Reorganization.

Business Strategy and Outlook

We emerged from the Creditor Protection Proceedings with a more flexible, lower-cost operating platform and a more conservative capital structure. Through aggressive capacity reductions, we streamlined our asset base and the substantial majority of our remaining assets have a competitive cost structure. We reduced our debt levels from approximately $6.2 billion at the time of filing for creditor protection to approximately $905 million as of December 31, 2010 (excluding the long-term debt of ACH Limited Partnership (“ACH”) of $280 million, which was included in “Liabilities associated with assets held for sale” in our Consolidated Balance Sheet as of December 31, 2010). We have substantially lowered our annual fixed costs, our debt service charges, as well as our SG&A expenses. We have also lowered overall manufacturing costs including significant reductions in salary and labor wages and costs.

ABITIBIBOWATER INC.

During the first nine months of 2011, we experienced cost pressures as a result of inflation on our input costs, including higher energy and recycled fiber costs. We expect these cost pressures to continue in 2011; however, we also expect to mitigate some of the cost increases with actions to further lower manufacturing costs. Additionally, the Canadian dollar has a significant impact on the financial performance of our Canadian manufacturing sites. Based on our operating projections for 2011, a one-cent increase in the Canadian-U.S. dollar exchange rate is expected to decrease our annual operating income by approximately $22 million.

Business strategy

Our business strategy, which builds on the successful restructuring that began at the time of the merger that created the Company in 2007 and continued through the Creditor Protection Proceedings, is based on three core areas of focus: operational excellence, corporate initiatives and strategic opportunities.

Operational excellence

We plan to improve our performance and margins by: (i) leveraging our lower-cost position, (ii) continuing to prioritize further manufacturing cost reductions, (iii) capitalizing on our economical access to international ports through our network of mills located near deep sea ports to strengthen the export portion of our newsprint segment in growing markets such as Asia, Latin America and the Middle East and (iv) pursuing our strategy of not building inventory. We also regularly reevaluate our network of manufacturing assets and consider ways to further optimize our overall production and costs.

Corporate initiatives

Building on our aggressive focus on reducing manufacturing costs, we will continue our efforts to reduce overhead and spend our capital in a disciplined, strategic and focused manner, concentrated on the sites we believe are viable for the longer term. We significantly reduced our SG&A costs from $332 million in 2008 to $155 million in 2010 and have targeted further reductions in annual SG&A for 2011.

Reducing debt and the associated interest charges is one of our primary financial goals. We believe this would improve our financial flexibility and support the implementation of our strategic objectives. Including the redemption of an additional $85 million of principal amount of 2018 Notes (as defined under “Liquidity and Capital Resources”) on November 4, 2011, we have redeemed over $350 million of debt using the proceeds from the sale of our interest in Ontario power generation assets (ACH) and cash on hand, as further discussed below under “Liquidity and Capital Resources.”

Strategic opportunities

We believe there will be continued consolidation in the paper and forest products industry as we and our competitors continue to explore ways to increase efficiencies and diversify customer offerings. We will take an opportunistic approach to strategic opportunities that reduce our cost position even further, improve our product diversification or expand into future growth markets.

Plans of Reorganization

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

ABITIBIBOWATER INC.

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

As discussed further below, newsprint, coated papers and specialty papers (particularly lightweight and directory grades) experienced a decrease in North American demand in the first nine months of 2011 compared to the same period of 2010. Global shipments of market pulp increased during the first nine months of 2011 compared to the same period of 2010, primarily due to increased Chinese demand. Our wood products segment continues to be impacted by low demand due to a weak U.S. housing market.

As discussed above, due to the implementation of the Plans of Reorganization and the application of fresh start accounting, as well as other actions taken during the Creditor Protection Proceedings, the operating results and financial condition of the Successor Company are not comparable to the operating results and financial condition of the Predecessor Company.

ABITIBIBOWATER INC.

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	Successor	Predecessor		Successor	Predecessor
(Unaudited, in millions, except per share amounts)	2011	2010	Change	2011	2010	Change
Sales	$1,224	$1,192	$32	$3,609	$3,474	$135
Operating income (loss)	72	12	60	151	(171)	322
Net (loss) income attributable to AbitibiBowater Inc.	(44)	(829)	785	47	(1,626)	1,673
Net (loss) income per share attributable to AbitibiBowater Inc. – basic	(0.46)	(14.35)	13.89	0.48	(28.18)	28.66
Net (loss) income per share attributable to AbitibiBowater Inc. – diluted	(0.46)	(14.35)	13.89	0.48	(28.18)	28.66

Significant items that favorably (unfavorably) impacted operating income (loss):
Product pricing			$72			$285
Shipments			(40)			(150)
Change in sales			32			135

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			(1)			32

Change in depreciation, amortization and cost of timber harvested			64			212

Change in distribution costs			(8)			(4)

Change in selling, general and administrative expenses			(5)			(13)

Change in closure costs, impairment and other related charges			(20)			(29)

Change in net loss (gain) on disposition of assets			(2)			(11)
			$60			$322

ABITIBIBOWATER INC.

Three months ended September 30, 2011 versus September 30, 2010

Sales

Sales increased $32 million, or 2.7%, from $1,192 million in the third quarter of 2010 to $1,224 million in the third quarter of 2011. The increase was primarily due to higher transaction prices for newsprint, coated papers, specialty papers and wood products and higher shipments for newsprint and wood products, partially offset by lower transaction prices for market pulp and lower shipments for coated papers and specialty papers. The impact of each of these items is discussed further below under “Segment Results of Operations.”

Operating income (loss)

Operating income (loss) increased $60 million to $72 million in the third quarter of 2011 compared to $12 million in the third quarter of 2010. The above table presents the major items that impacted operating income (loss). A brief explanation of these major items follows.

Cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $1 million in the third quarter of 2011 compared to the third quarter of 2010, primarily due to a significantly unfavorable currency exchange ($26 million, primarily due to the Canadian dollar), higher volumes ($2 million) and higher costs for wood and fiber ($10 million), energy ($7 million) and chemicals ($8 million). These higher costs were partially offset by lower costs for fuel ($6 million), labor and benefits ($14 million), maintenance ($13 million) and other favorable cost variances. As discussed above, cost of sales, excluding depreciation, amortization and cost of timber harvested, in the third quarter of 2011 was favorably impacted by lower costs for labor and benefits as a result of actions taken during the Creditor Protection Proceedings.

Depreciation, amortization and cost of timber harvested decreased $64 million in the third quarter of 2011 compared to the third quarter of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

Distribution costs increased $8 million in the third quarter of 2011 compared to the third quarter of 2010 due to higher distribution costs per ton, partially offset by lower shipment volumes.

Selling, general and administrative costs increased $5 million in the third quarter of 2011 compared to the third quarter of 2010, primarily due to approximately $5 million of corporate employee termination costs recorded in the third quarter of 2011.

We recorded $17 million of closure costs, impairment and other related charges in the third quarter of 2011 compared to a net credit of $3 million in the third quarter of 2010. We recorded a net loss on disposition of assets of $1 million in the third quarter of 2011 compared to a net gain of $1 million in the third quarter of 2010. For additional information, see “Segment Results of Operations – Corporate and Other” below.

ABITIBIBOWATER INC.

Net (loss) income attributable to AbitibiBowater Inc.

Net (loss) income attributable to AbitibiBowater Inc. in the third quarter of 2011 was $44 million of net loss, or $0.46 per diluted common share, an improvement of $785 million, or $13.89 per diluted common share, compared to $829 million of net loss, or $14.35 per diluted common share, in the third quarter of 2010. The improvement was due to the improvement in operating income (loss), as discussed above, as well as decreases in interest expense and reorganization items, net, as discussed below, partially offset by an increase in other expense (primarily foreign exchange), net and an increase in the income tax provision, as discussed below.

Nine months ended September 30, 2011 versus September 30, 2010

Sales

Sales increased $135 million, or 3.9%, from $3,474 million in the first nine months of 2010 to $3,609 million in the same period of 2011. The increase was primarily due to higher transaction prices for newsprint, coated papers, specialty papers and market pulp and higher shipments for wood products, partially offset by lower transaction prices for wood products and lower shipments for newsprint, coated papers, specialty papers and market pulp. The impact of each of these items is discussed further below under “Segment Results of Operations.”

Operating income (loss)

Operating income (loss) improved $322 million to operating income of $151 million in the first nine months of 2011 compared to an operating loss of $171 million in the same period of 2010. The above table presents the major items that impacted operating income (loss). A brief explanation of these major items follows.

Cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $32 million in the first nine months of 2011 compared to the same period of 2010, primarily due to lower volumes ($151 million) and lower costs for fuel ($6 million), labor and benefits ($50 million) and maintenance ($12 million). These lower costs were partially offset by a significantly unfavorable currency exchange ($97 million, primarily due to the Canadian dollar) and higher costs for wood and fiber ($33 million), energy ($28 million), chemicals ($19 million) and other unfavorable cost variances. As discussed above, cost of sales, excluding depreciation, amortization and cost of timber harvested, in the first quarter of 2011 was unfavorably impacted by the increase in the carrying value of finished goods inventory as of December 31, 2010 to reflect fair value pursuant to fresh start accounting. In addition, as discussed above, such costs in the first nine months of 2011 were favorably impacted by lower costs for labor and benefits as a result of actions taken during the Creditor Protection Proceedings. Additionally, in the second quarter of 2011, we were approved for entry in the Northern Industrial Electricity Rate Program (“NIER Program”) in which we will earn rebates on electricity purchased and consumed by our paper mills in the province of Ontario from April 1, 2010 through March 31, 2013. During the second quarter of 2011, we recorded a rebate of approximately $19 million, of which approximately $14 million represented a retroactive rebate from April 1, 2010 through the first quarter of 2011.

Depreciation, amortization and cost of timber harvested decreased $212 million in the first nine months of 2011 compared to the same period of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

ABITIBIBOWATER INC.

Distribution costs increased $4 million in the first nine months of 2011 compared to the same period of 2010 due to higher distribution costs per ton, partially offset by lower shipment volumes.

Selling, general and administrative costs increased $13 million in the first nine months of 2011 compared to the same period of 2010, primarily due to the reversal of a $17 million bonus accrual in the first quarter of 2010, as well as approximately $12 million of corporate employee termination costs recorded in the first nine months of 2011, partially offset by our continued cost reduction initiatives, including salary reductions at the corporate level, as discussed above.

We recorded $34 million of closure costs, impairment and other related charges in the first nine months of 2011 compared to $5 million in the same period of 2010. We recorded a net gain on disposition of assets of $3 million in the first nine months of 2011 compared to $14 million in the same period of 2010. For additional information, see “Segment Results of Operations – Corporate and Other” below.

Net (loss) income attributable to AbitibiBowater Inc.

Net (loss) income attributable to AbitibiBowater Inc. in the first nine months of 2011 was $47 million of net income, or $0.48 per diluted common share, an improvement of $1,673 million, or $28.66 per diluted common share, compared to $1,626 million of net loss, or $28.18 per diluted common share, in the same period of 2010. The improvement was due to the improvement in operating income (loss), as discussed above, as well as decreases in interest expense and reorganization items, net and an increase in the income tax benefit, all of which are discussed below, partially offset by a decrease in other income (primarily foreign exchange), as discussed below.

Non-operating items – three and nine months ended September 30, 2011 versus September 30, 2010

Interest expense

Interest expense decreased $80 million from $99 million in the third quarter of 2010 to $19 million in the third quarter of 2011. Interest expense decreased $340 million from $417 million in the first nine months of 2010 to $77 million in the same period of 2011. These decreases were primarily due to significantly lower debt levels in connection with our emergence from the Creditor Protection Proceedings. Additionally, interest expense in the first nine months of 2010 included a first quarter cumulative adjustment of $43 million to increase the accrued interest on the unsecured U.S. dollar denominated debt obligations of the CCAA filers to a fixed exchange rate.

Other (expense) income, net

Other expense, net in the third quarter of 2011 was $68 million and was primarily comprised of foreign currency exchange losses ($60 million) and costs for the resolution and settlement of disputed creditor claims and other post-emergence activities ($13 million). Other expense, net in the first nine months of 2011 was $51 million and was primarily comprised of foreign currency exchange losses ($30 million) and costs for the resolution and settlement of disputed creditor claims and other post-emergence activities ($35 million), partially offset by a gain on extinguishment of debt ($4 million). Other expense, net in the third quarter of 2010 was $6 million and was primarily comprised of foreign currency exchange losses. Other income, net in the first nine months of 2010 was $32 million and was primarily comprised of foreign currency exchange gains.

Reorganization items, net

In the third quarter and first nine months of 2010, pursuant to FASB ASC 852, we recorded reorganization items, net of $731 million and $1,084 million, respectively, for certain expenses, provisions for losses and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that were realized or incurred in the Creditor Protection Proceedings. For additional information, see Note 2, “Creditor Protection Proceedings – Events prior to emergence from Creditor Protection Proceedings – Reorganization items, net,” to our Unaudited Interim Consolidated Financial Statements.

ABITIBIBOWATER INC.

Income tax (provision) benefit

In the third quarter of 2011, an income tax provision of $27 million was recorded on a loss before income taxes of $15 million, resulting in an effective tax rate of (180)%. The income tax provision on a loss before income taxes was primarily affected by a loss on the translation of Canadian dollar net monetary assets for which no tax benefit was recorded and taxes on foreign currency translation gains, both relating to our principal Canadian operating subsidiary. In the first nine months of 2011, an income tax benefit of $26 million was recorded on income before income taxes of $23 million, resulting in an effective tax rate of (113)%. The income tax benefit on income before income taxes was primarily affected by a tax reserve adjustment and certain deferred tax adjustments, partially offset by the tax treatment of our foreign currency translation gains and losses relating to our principal Canadian operating subsidiary. For additional information, see Note 13, “Income Taxes,” to our Unaudited Interim Consolidated Financial Statements. Our effective tax rate in the third quarter of 2010 was 1%, resulting from the recording of a tax provision of $5 million on a loss before income taxes of $824 million. Our effective tax rate in the first nine months of 2010 was less than 1%, resulting from the recording of a tax benefit of $5 million on a loss before income taxes of $1,640 million. In the third quarter and first nine months of 2010, income tax benefits of approximately $173 million and $384 million, respectively, generated on the majority of our losses in these periods were entirely offset by tax charges to increase our valuation allowance related to these tax benefits.

Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates, primarily as a result of the tax treatment on foreign currency gains and losses. We have foreign subsidiaries whose unconsolidated foreign currency gains and losses are taxed in the local country. Upon consolidation, such gains and losses are eliminated, but we are still liable for the local country taxes. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate.

Segment Results of Operations

We manage our business based on the products that we manufacture and sell to external customers. Our reportable segments, which correspond to our primary product lines, are newsprint, coated papers, specialty papers, market pulp and wood products. None of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net (loss) gain on disposition of assets and other discretionary charges or credits are not allocated to our segments. Additionally, beginning in 2011, all SG&A expenses, excluding employee termination costs, are allocated to our segments. Share-based compensation expense and depreciation expense are also allocated to our segments. For additional information regarding our segments, see Note 16, “Segment Information,” to our Unaudited Interim Consolidated Financial Statements.

As discussed above, due to the implementation of the Plans of Reorganization and the application of fresh start accounting, the operating results of the Successor Company are not comparable to the operating results of the Predecessor Company. To the extent that the items discussed above under “Plans of Reorganization” are allocated to our segments, the results of operations in the third quarter and first nine months of 2011 for all of our segments were impacted by the actions taken during the Creditor Protection Proceedings, the implementation of the Plans of Reorganization and the application of fresh start accounting. Additionally, the results of operations in the third quarter and first nine months of 2011 for all of our segments were impacted by the allocation of SG&A expenses, excluding employee termination costs, to our segments, as discussed above.

ABITIBIBOWATER INC.

Newsprint

	Three Months Ended September 30,			Nine Months Ended September 30,
	Successor	Predecessor		Successor	Predecessor
	2011	2010	Change	2011	2010	Change
Average price (per metric ton)	$663	$619	$44	$660	$585	$75
Average cost (per metric ton)	$638	$631	$7	$629	$656	$(27)
Shipments (thousands of metric tons)	706	694	12	2,059	2,252	(193)
Downtime (thousands of metric tons)	13	207	(194)	66	727	(661)
Inventory at end of period (thousands of metric tons)	81	109	(28)	81	109	(28)

(Unaudited, in millions)
Segment sales	$468	$429	$39	$1,359	$1,318	$41
Segment operating income (loss)	18	(8)	26	63	(159)	222

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing			$31			$168
Shipments			8			(127)
Change in sales			39			41

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			(35)			71

Change in depreciation, amortization and cost of timber harvested			33			118

Change in distribution costs			(3)			10

Change in selling, general and administrative expenses			(8)			(18)
			$26			$222

Three months ended September 30, 2011 versus September 30, 2010

Segment sales increased $39 million, or 9.1%, from $429 million in the third quarter of 2010 to $468 million in the third quarter of 2011 due to higher transaction prices and higher shipment volumes. Shipments in the third quarter of 2011 increased 12,000 metric tons, or 1.7%, compared to the third quarter of 2010.

Segment operating income (loss) improved $26 million to operating income of $18 million in the third quarter of 2011 compared to an operating loss of $8 million in the third quarter of 2010. The above table presents the items that impacted segment operating income (loss). A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $35 million in the third quarter of 2011 compared to the third quarter of 2010, primarily due to an unfavorable currency exchange ($13 million, primarily due to the Canadian dollar), higher volumes ($8 million) and higher costs for wood and fiber ($6 million), energy ($9 million) and other unfavorable cost variances, partially offset by lower costs for fuel ($1 million), labor and benefits ($3 million) and maintenance ($1 million).

Segment depreciation, amortization and cost of timber harvested decreased $33 million in the third quarter of 2011 compared to the third quarter of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

Segment distribution costs increased $3 million in the third quarter of 2011 compared to the third quarter of 2010 due to higher distribution costs per ton and higher shipment volumes.

ABITIBIBOWATER INC.

Nine months ended September 30, 2011 versus September 30, 2010

Segment sales increased $41 million, or 3.1%, from $1,318 million in the first nine months of 2010 to $1,359 million in the same period of 2011 due to higher transaction prices, partially offset by lower shipment volumes. Shipments in the first nine months of 2011 decreased 193,000 metric tons, or 8.6%, compared to the same period of 2010.

Downtime at our facilities was significantly lower in the first nine months of 2011 compared to the same period of 2010 due to capacity reductions.

Segment operating income (loss) improved $222 million to operating income of $63 million in the first nine months of 2011 compared to an operating loss of $159 million in the same period of 2010. The above table presents the items that impacted segment operating income (loss). A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $71 million in the first nine months of 2011 compared to the same period of 2010, primarily due to lower volumes ($115 million) and lower costs for labor and benefits ($12 million) and other favorable cost variances, partially offset by an unfavorable currency exchange ($39 million, primarily due to the Canadian dollar) and higher costs for wood and fiber ($16 million), energy ($11 million), fuel ($1 million), chemicals ($2 million) and maintenance ($1 million). In addition, as discussed above, such costs in the first nine months of 2011 were favorably impacted by approximately $9 million for the NIER Program retroactive rebate recorded in the second quarter of 2011.

Segment depreciation, amortization and cost of timber harvested decreased $118 million in the first nine months of 2011 compared to the same period of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

Segment distribution costs decreased $10 million in the first nine months of 2011 compared to the same period of 2010 due to lower shipment volumes, partially offset by higher distribution costs per ton.

Newsprint Third-Party Data: In the first nine months of 2011, North American newsprint demand declined 6.8% compared to the same period of 2010. In the first nine months of 2011, North American net exports of newsprint were 0.3% lower than the same period of 2010. Inventories for North American mills as of September 30, 2011 were 191,000 metric tons, which is 16.6% lower than as of September 30, 2010. The North American operating rate for newsprint was 92% in both the first nine months of 2011 and 2010.

ABITIBIBOWATER INC.

Coated Papers

	Three Months Ended September 30,			Nine Months Ended September 30,
	Successor	Predecessor		Successor	Predecessor
	2011	2010	Change	2011	2010	Change
Average price (per short ton)	$837	$733	$104	$818	$696	$122
Average cost (per short ton)	$730	$661	$69	$730	$668	$62
Shipments (thousands of short tons)	167	175	(8)	497	500	(3)
Downtime (thousands of short tons)	–	–	–	2	10	(8)
Inventory at end of period (thousands of short tons)	31	23	8	31	23	8

(Unaudited, in millions)
Segment sales	$140	$128	$12	$406	$348	$58
Segment operating income	18	13	5	44	14	30

Significant items that favorably (unfavorably) impacted segment operating income:
Product pricing			$17			$60
Shipments			(5)			(2)
Change in sales			12			58

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			(4)			(17)

Change in depreciation, amortization and cost of timber harvested			(1)			(4)

Change in selling, general and administrative expenses			(2)			(7)
			$5			$30

Three months ended September 30, 2011 versus September 30, 2010

Segment sales increased $12 million, or 9.4%, from $128 million in the third quarter of 2010 to $140 million in the third quarter of 2011 due to higher transaction prices, partially offset by lower shipment volumes.

Segment operating income increased $5 million to $18 million in the third quarter of 2011 compared to $13 million in the third quarter of 2010. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $4 million in the third quarter of 2011 compared to the third quarter of 2010, primarily due to higher costs for wood and fiber ($2 million), energy ($2 million), chemicals ($9 million) and other unfavorable cost variances, partially offset by lower volumes ($8 million) and lower costs for fuel ($1 million) and labor and benefits ($1 million).

ABITIBIBOWATER INC.

Nine months ended September 30, 2011 versus September 30, 2010

Segment sales increased $58 million, or 16.7%, from $348 million in the first nine months of 2010 to $406 million in the same period of 2011 due to higher transaction prices, partially offset by lower shipment volumes.

Segment operating income increased $30 million to $44 million in the first nine months of 2011 compared to $14 million in the same period of 2010. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $17 million in the first nine months of 2011 compared to the same period of 2010, primarily due to higher costs for wood and fiber ($5 million), energy ($4 million), fuel ($1 million), chemicals ($17 million), maintenance ($2 million) and other unfavorable cost variances, partially offset by lower volumes ($13 million) and lower costs for labor and benefits ($1 million).

Coated Papers Third-Party Data: North American demand for coated mechanical papers decreased 8.6% in the first nine months of 2011 compared to the same period of 2010. The North American operating rate for coated mechanical papers was 89% in the first nine months of 2011 compared to 88% in the same period of 2010. North American coated mechanical mill inventories were at 21 days of supply as of September 30, 2011 compared to 12 days of supply as of September 30, 2010.

ABITIBIBOWATER INC.

Specialty Papers

	Three Months Ended September 30,			Nine Months Ended September 30,
	Successor	Predecessor		Successor	Predecessor
	2011	2010	Change	2011	2010	Change
Average price (per short ton)	$747	$687	$60	$722	$682	$40
Average cost (per short ton)	$682	$698	$(16)	$693	$709	$(16)
Shipments (thousands of short tons)	422	505	(83)	1,337	1,429	(92)
Downtime (thousands of short tons)	7	11	(4)	65	91	(26)
Inventory at end of period (thousands of short tons)	82	90	(8)	82	90	(8)

(Unaudited, in millions)
Segment sales	$316	$347	$(31)	$966	$975	$(9)
Segment operating income (loss)	27	(6)	33	38	(39)	77

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing			$29			$57
Shipments			(60)			(66)
Change in sales			(31)			(9)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			48			43

Change in depreciation, amortization and cost of timber harvested			19			58

Change in distribution costs			2			2

Change in selling, general and administrative expenses			(5)			(17)
			$33			$77

Three months ended September 30, 2011 versus September 30, 2010

Segment sales decreased $31 million, or 8.9%, from $347 million in the third quarter of 2010 to $316 million in the third quarter of 2011 due to lower shipment volumes, partially offset by higher transaction prices.

Segment operating income (loss) improved $33 million to operating income of $27 million in the third quarter of 2011 compared to an operating loss of $6 million in the third quarter of 2010. The above table presents the items that impacted segment operating income (loss). A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $48 million in the third quarter of 2011 compared to the third quarter of 2010, primarily due to lower volumes ($41 million) and lower costs for energy ($4 million), fuel ($5 million), labor and benefits ($5 million), maintenance ($1 million) and other favorable cost variances, partially offset by an unfavorable Canadian dollar currency exchange ($10 million).

Segment depreciation, amortization and cost of timber harvested decreased $19 million in the third quarter of 2011 compared to the third quarter of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

ABITIBIBOWATER INC.

Nine months ended September 30, 2011 versus September 30, 2010

Segment sales decreased $9 million, or 0.9%, from $975 million in the first nine months of 2010 to $966 million in the same period of 2011 due to lower shipment volumes, partially offset by higher transaction prices.

Downtime at our facilities was significantly lower in the first nine months of 2011 compared to the same period of 2010 due to capacity reductions.

Segment operating income (loss) improved $77 million to operating income of $38 million in the first nine months of 2011 compared to an operating loss of $39 million in the same period of 2010. The above table presents the items that impacted segment operating income (loss). A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $43 million in the first nine months of 2011 compared to the same period of 2010, primarily due to lower volumes ($73 million) and lower costs for fuel ($8 million), chemicals ($1 million), labor and benefits ($6 million), maintenance ($1 million) and other favorable cost variances. These lower costs were partially offset by an unfavorable Canadian dollar currency exchange ($31 million) and higher costs for wood and fiber ($7 million) and energy ($9 million). In addition, as discussed above, such costs in the first nine months of 2011 were favorably impacted by approximately $3 million for the NIER Program retroactive rebate recorded in the second quarter of 2011.

Segment depreciation, amortization and cost of timber harvested decreased $58 million in the first nine months of 2011 compared to the same period of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

Specialty Papers Third-Party Data: In the first nine months of 2011 compared to the same period of 2010, North American demand for supercalendered high gloss papers was unchanged, for lightweight and directory grades was down 20.2%, for standard uncoated mechanical papers was down 7.2% and in total for all specialty papers was down 5.8%. The North American operating rate for all specialty papers was 89% in both the first nine months of 2011 and 2010. North American uncoated mechanical mill inventories were at 16 days of supply as of September 30, 2011 compared to 15 days of supply as of September 30, 2010.

ABITIBIBOWATER INC.

Market Pulp

	Three Months Ended September 30,			Nine Months Ended September 30,
	Successor	Predecessor		Successor	Predecessor
	2011	2010	Change	2011	2010	Change
Average price (per metric ton)	$741	$776	$(35)	$747	$738	$9
Average cost (per metric ton)	$587	$546	$41	$642	$608	$34
Shipments (thousands of metric tons)	236	236	–	698	702	(4)
Downtime (thousands of metric tons)	2	1	1	40	46	(6)
Inventory at end of period (thousands of metric tons)	79	70	9	79	70	9

(Unaudited, in millions)
Segment sales	$175	$184	$(9)	$522	$519	$3
Segment operating income	36	55	(19)	73	92	(19)

Significant items that (unfavorably) favorably impacted segment operating income:
Product pricing			$(9)			$6
Shipments			–			(3)
Change in sales			(9)			3

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			(8)			(19)

Change in depreciation, amortization and cost of timber harvested			5			15

Change in distribution costs			(2)			(4)

Change in selling, general and administrative expenses			(5)			(14)
			$(19)			$(19)

ABITIBIBOWATER INC.

Three months ended September 30, 2011 versus September 30, 2010

Segment sales decreased $9 million, or 4.9%, from $184 million in the third quarter of 2010 to $175 million in the third quarter of 2011 due to lower transaction prices.

Segment operating income decreased $19 million to $36 million in the third quarter of 2011 compared to $55 million in the third quarter of 2010. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $8 million in the third quarter of 2011 compared to the third quarter of 2010, primarily due to an unfavorable Canadian dollar currency exchange ($4 million), higher volumes ($4 million) and higher costs for energy ($1 million) and fuel ($1 million). These higher costs were offset by lower costs for wood and fiber ($1 million) and chemicals ($1 million).

Segment depreciation, amortization and cost of timber harvested decreased $5 million in the third quarter of 2011 compared to the third quarter of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

Nine months ended September 30, 2011 versus September 30, 2010

Segment sales increased $3 million, or 0.6%, from $519 million in the first nine months of 2010 to $522 million in the same period of 2011 due to slightly higher transaction prices, partially offset by slightly lower shipment volumes.

Segment operating income decreased $19 million to $73 million in the first nine months of 2011 compared to $92 million in the first nine months of 2010. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $19 million in the first nine months of 2011 compared to the same period of 2010, primarily due to an unfavorable Canadian dollar currency exchange ($11 million), higher volumes ($8 million) and higher costs for energy ($4 million), chemicals ($2 million) and other unfavorable cost variances. These higher costs were offset by lower costs for wood and fiber ($4 million), fuel ($1 million) and labor and benefits ($3 million). In addition, as discussed above, such costs in the first nine months of 2011 were favorably impacted by approximately $2 million for the NIER Program retroactive rebate recorded in the second quarter of 2011.

ABITIBIBOWATER INC.

Segment depreciation, amortization and cost of timber harvested decreased $15 million in the first nine months of 2011 compared to the same period of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

Market Pulp Third-Party Data: World shipments for market pulp increased 4.7% in the first nine months of 2011 compared to the same period of 2010. Shipments were down 1.7% in Western Europe (the world’s largest pulp market), down 2.7% in North America, up 36.7% in China, down 2.7% in Latin America and up 0.7% in Africa and Asia (excluding China and Japan). World market pulp producers shipped at 90% of capacity in the first nine months of 2011 compared to 91% in the same period of 2010. World market pulp producer inventories of softwood and hardwood grades were at 32 days and 44 days, respectively, of supply as of September 30, 2011 compared to 27 days and 38 days, respectively, of supply as of September 30, 2010. World market pulp producer inventories of all grades were at 38 days of supply as of September 30, 2011 compared to 32 days of supply as of September 30, 2010.

Wood Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	Successor	Predecessor		Successor	Predecessor
	2011	2010	Change	2011	2010	Change
Average price (per thousand board feet)	$298	$289	$9	$299	$306	$(7)
Average cost (per thousand board feet)	$305	$291	$14	$316	$301	$15
Shipments (millions of board feet)	417	363	54	1,189	1,028	161
Downtime (millions of board feet)	157	154	3	400	799	(399)
Inventory at end of period (millions of board feet)	137	133	4	137	133	4

(Unaudited, in millions)
Segment sales	$125	$104	$21	$356	$314	$42
Segment operating (loss) income	(3)	(1)	(2)	(20)	4	(24)

Significant items that favorably (unfavorably) impacted segment operating (loss) income:
Product pricing			$4			$(6)
Shipments			17			48
Change in sales			21			42

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			(14)			(48)

Change in depreciation, amortization and cost of timber harvested			2			9

Change in distribution costs			(5)			(14)

Change in selling, general and administrative expenses			(6)			(13)
			$(2)			$(24)

Three months ended September 30, 2011 versus September 30, 2010

Segment sales increased $21 million, or 20.2%, from $104 million in the third quarter of 2010 to $125 million in the third quarter of 2011 due to higher shipment volumes and higher transaction prices.

ABITIBIBOWATER INC.

In the third quarter of 2011, downtime at our facilities was primarily market related.

Segment operating loss increased $2 million to $3 million in the third quarter of 2011 compared to $1 million in the third quarter of 2010. The above table presents the items that impacted segment operating loss. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $14 million in the third quarter of 2011 compared to the third quarter of 2010, primarily due to higher volumes ($40 million) and higher costs for wood and fiber ($2 million), partially offset by lower costs for energy ($1 million), labor and benefits ($8 million), maintenance ($12 million) and other favorable cost variances.

Segment depreciation, amortization and cost of timber harvested decreased $2 million in the third quarter of 2011 compared to the third quarter of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

Segment distribution costs increased $5 million in the third quarter of 2011 compared to the third quarter of 2010 due to higher shipment volumes and higher distribution costs per ton.

Nine months ended September 30, 2011 versus September 30, 2010

Segment sales increased $42 million, or 13.4%, from $314 million in the first nine months of 2010 to $356 million in the same period of 2011 due to higher shipment volumes, partially offset by lower transaction prices.

In the first nine months of 2011, downtime at our facilities was primarily market related.

Segment operating (loss) income decreased $24 million to an operating loss of $20 million in the first nine months of 2011 compared to operating income of $4 million in the same period of 2010. The above table presents the items that impacted segment operating (loss) income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $48 million in the first nine months of 2011 compared to the same period of 2010, primarily due to an unfavorable Canadian dollar currency exchange ($16 million), higher volumes ($43 million) and higher costs for wood and fiber ($8 million), fuel ($1 million) and other unfavorable cost variances, partially offset by lower costs for labor and benefits ($9 million) and maintenance ($12 million).

Segment depreciation, amortization and cost of timber harvested decreased $9 million in the first nine months of 2011 compared to the same period of 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

Segment distribution costs increased $14 million in the first nine months of 2011 compared to the same period of 2010 due to higher shipment volumes and higher distribution costs per ton.

Wood Products Third-Party Data: Privately-owned housing starts in the U.S. increased 10.2% to a seasonally-adjusted annual rate of 658,000 units in September 2011, compared to 597,000 units in September 2010.

ABITIBIBOWATER INC.

Corporate and Other

The following table is included in order to facilitate the reconciliation of our segment sales and segment operating income (loss) to our total sales and operating income (loss) in our Consolidated Statements of Operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Successor	Predecessor		Successor	Predecessor
(Unaudited, in millions)	2011	2010	Change	2011	2010	Change
Cost of sales, excluding depreciation, amortization and cost of timber harvested	$(3)	$(15)	$12	$(7)	$(9)	$2

Depreciation, amortization and cost of timber harvested	–	(6)	6	–	(16)	16

Distribution costs	–	–	–	–	(2)	2

Selling, general and administrative expenses	(3)	(24)	21	(9)	(65)	56

Closure costs, impairment and other related charges	(17)	3	(20)	(34)	(5)	(29)

Net (loss) gain on disposition of assets	(1)	1	(2)	3	14	(11)
Operating loss	$(24)	$(41)	$17	$(47)	$(83)	$36

Cost of sales, excluding depreciation, amortization and cost of timber harvested

Cost of sales, excluding depreciation, amortization and cost of timber harvested, in corporate and other included ongoing costs related to closed mills and other miscellaneous adjustments. Additionally, in the first nine months of 2011, we recorded charges of $1 million for write-downs of inventory as a result of the decision to cease paperboard production at our Coosa Pines, Alabama paper mill.

Selling, general and administrative expenses

Beginning in 2011, all selling, general and administrative expenses, excluding employee termination costs, are allocated to our segments. Prior to 2011, only direct selling expenses were allocated to our segments, with the balance of selling, general and administrative expenses included in corporate and other. In the third quarter and first nine months of 2011, we recorded approximately $5 million and $12 million, respectively, of corporate employee termination costs, as well as $2 million of bad debt recoveries in both periods. In the first nine months of 2010, selling, general and administrative expenses included in corporate and other included the reversal of a $17 million bonus accrual.

Closure costs, impairment and other related charges

In the third quarter of 2011, we recorded $17 million of closure costs, impairment and other related charges for accelerated depreciation related to the permanent closure of our Saint-Prime, Quebec remanufacturing wood products facility, long-lived asset impairment charges related to our Mokpo, South Korea paper mill and certain scrapped equipment at our Calhoun, Tennessee paper mill and severance and other costs primarily for an early retirement program for employees at our Mokpo paper mill and miscellaneous adjustments to severance liabilities. In the first nine months of 2011, we also recorded $17 million of closure costs, impairment and other related charges for accelerated depreciation related to the permanent closures of a de-inking line at our Alma, Quebec paper mill and a paper machine and a thermomechanical pulp line at our Baie-Comeau, Quebec paper mill, as well as accelerated depreciation, long-lived asset impairment charges, severance costs and an other postretirement benefit plan curtailment loss as a result of the decision to cease paperboard production at our Coosa Pines paper mill.

In the third quarter of 2010, we recorded a net credit of $3 million in closure costs, impairment and other related charges for miscellaneous adjustments to severance liabilities and asset retirement obligations. In the first nine months of 2011, we recorded costs of $5 million for closure costs, impairment and other related charges for long-lived asset impairment charges related to our previously permanently closed Covington, Tennessee facility, as well as costs for a lawsuit related to a closed mill and miscellaneous adjustments to severance liabilities and asset retirement obligations.

ABITIBIBOWATER INC.

For additional information, see Note 3, “Closure Costs, Impairment and Other Related Charges,” to our Unaudited Interim Consolidated Financial Statements.

Net (loss) gain on disposition of assets

During the third quarter of 2011, we recorded a net loss on disposition of assets of $1 million related to the sale of our Alabama River, Alabama paper mill and various other assets. During the first nine months of 2011, we recorded a net gain on disposition of assets of $3 million related to the sale of our investment in ACH, our Alabama River paper mill and various other assets. During the third quarter and first nine months of 2010, we recorded a net gain on disposition of assets of $1 million and $14 million, respectively, related to the sale of various assets.

For additional information, see Note 4, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net (Loss) Gain on Disposition of Assets,” to our Unaudited Interim Consolidated Financial Statements.

Liquidity and Capital Resources

Overview

In addition to cash and cash equivalents and net cash provided by operations, our principal external source of liquidity is the ABL Credit Facility, which is defined and discussed below. As of September 30, 2011, we had cash and cash equivalents of $295 million and had $519 million of availability under the ABL Credit Facility. We believe that these sources will be sufficient to provide us with adequate liquidity for at least the next twelve months.

On May 27, 2011, we announced the sale of our 75% equity interest in ACH. Cash proceeds from the sale, including cash available at closing, were approximately Cdn$290 million ($296 million, based on the exchange rate in effect on May 27, 2011). The proceeds were applied in accordance with the terms of the 2018 Notes indenture, which requires, among other things, that the first $100 million of net proceeds from the sale of certain assets, including our interest in ACH, be used to redeem 2018 Notes (including accrued and unpaid interest) if the closing occurs within six months of the Emergence Date (as further discussed below). We also redeemed an additional $85 million of principal amount of the 2018 Notes and repaid $90 million of other long-term debt (as further discussed below) with the proceeds from the sale of ACH. The purchaser assumed the outstanding debt of ACH. Accordingly, ACH’s total long-term debt ($280 million as of December 31, 2010) is no longer reflected in our Consolidated Balance Sheet.

As further discussed below, on November 4, 2011, we redeemed an additional $85 million of principal amount of the 2018 Notes.

10.25% senior secured notes due 2018

Information on our 10.25% senior secured notes due 2018 (the “2018 Notes”) is presented under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” included in our 2010 Annual Report.

As a result of our application of fresh start accounting, as of December 31, 2010, the 2018 Notes were recorded at their fair value of $905 million, which resulted in a premium of $55 million, which is being amortized to interest expense using the effective interest method over the term of the notes. On June 13, 2011, we applied the first $100 million of net proceeds from the sale of ACH (as discussed above) to redeem $94 million of principal amount of the 2018 Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest. Additionally, on June 29, 2011, we redeemed $85 million of principal amount of the 2018 Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. As a result of these redemptions, during the nine months ended September 30, 2011, we recorded a net gain on extinguishment of debt of approximately $4 million, which was included in “Other (expense) income, net” in our Consolidated Statements of Operations. As of September 30, 2011, the carrying value of the 2018 Notes (including the unamortized premium of approximately $41 million) was approximately $712 million.

On November 4, 2011, we redeemed an additional $85 million of principal amount of the 2018 Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest.

ABITIBIBOWATER INC.

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

The borrowing base availability of each borrower is subject to certain reserves, which are established by the agent in its discretion. The reserves may include dilution reserves, inventory reserves, rent reserves and any other reserves that the agent determines are necessary and have not already been taken into account in the calculation of the borrowing base. As of June 30, 2011, an additional reserve of $259 million was in place against the borrowing base of the Canadian Borrower until the adoption, by the governments of Quebec and Ontario, of regulations to implement previously-announced funding relief with respect to aggregate solvency deficits in our material Canadian registered pension plans, as discussed in Note 20, “Pension and Other Postretirement Benefit Plans – Resolution of Canadian pension situation,” included in our consolidated financial statements for the year ended December 31, 2010. As of the third quarter of 2011, both the provinces of Quebec and Ontario had adopted these funding relief regulations. As a result, this reserve against the borrowing base of the Canadian Borrower was removed in the third quarter of 2011.

On October 28, 2011, the Borrowers and the subsidiaries of AbitibiBowater Inc. that are guarantors of the ABL Credit Facility entered into an amendment to the credit agreement that governs the ABL Credit Facility. The ABL Credit Facility, as amended, provides for an asset-based, revolving credit facility with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability, including a $60 million (increased from $20 million) swingline sub-facility and a $200 million (increased from $150 million) letter of credit sub-facility. The ABL Credit Facility includes a $400 million tranche available to the Borrowers and a $200 million tranche available solely to the U.S. Borrowers, in each case subject to the borrowing base availability of those Borrowers.

The amendment extends the maturity of the ABL Credit Facility from December 9, 2014 to October 28, 2016.

The amendment reduces the interest rate margin applicable to borrowings under the ABL Credit Facility to 1.75% – 2.25% per annum with respect to Eurodollar rate and bankers’ acceptance rate borrowings (reduced from 2.75% – 3.25%) and 0.75% – 1.25% per annum with respect to base rate and Canadian prime rate borrowings (reduced from 1.75% – 2.25%), in each case depending on excess availability under the ABL Credit Facility. Additionally, the amendment reduces the unutilized commitment fee payable by the Borrowers under the ABL Credit Facility to 0.375% – 0.50% per annum (reduced from 0.50% – 0.75%), subject to monthly pricing adjustments based on the unutilized commitment of the ABL Credit Facility.

The amendment reduces to 1.0:1.0 (reduced from 1.1:1.0) the minimum consolidated fixed charge coverage ratio required if at any time excess availability falls below the greater of: (i) $60 million and (ii) 12.5% of the lesser of (A) the total commitments and (B) the borrowing base then in effect. Prior to the effectiveness of the amendment, this springing fixed charge coverage ratio covenant was triggered if excess availability fell below 15% of the total commitments then in effect.

The amendment also eases certain other covenants, including covenants restricting the Company’s ability to: (i) prepay certain indebtedness, (ii) consummate permitted acquisitions and (iii) make certain restricted payments.

As of September 30, 2011, the Borrowers had no borrowings and $62 million of letters of credit outstanding under the ABL Credit Facility. As of September 30, 2011, we had $519 million of availability under the ABL Credit Facility, which was comprised of $290 million for the U.S. Borrowers and $229 million for the Canadian Borrower.

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

ABITIBIBOWATER INC.

Flow of funds

Summary of cash flows

A summary of cash flows for the nine months ended September 30, 2011 and 2010 was as follows:

	Successor	Predecessor
(Unaudited, in millions)	2011	2010
Net cash provided by operating activities	$15	$15
Net cash provided by (used in) investing activities	264	(38)
Net cash used in financing activities	(303)	(193)
Net decrease in cash and cash equivalents	$(24)	$(216)

Cash provided by operating activities

Cash provided by operating activities in the first nine months of 2011 was flat compared to the same period of 2010. Net income in the first nine months of 2011 compared to a net loss in the same period of 2010 was partially offset by higher pension contributions in the first nine months of 2011 (primarily due to $67 million of additional and accelerated contributions to our Canadian pension plans in the third quarter of 2011 and suspended contributions of prior service costs to our Canadian pension plans in the first nine months of 2010 as a result of the Creditor Protection Proceedings), as well as a reduction in the change in accounts payable and accrued liabilities in the first nine months of 2011 (primarily due to the favorable impact in the first nine months of 2010 of the stay of interest payments related to certain pre-petition debt obligations).

Cash provided by (used in) investing activities

The $302 million increase in cash provided by investing activities in the first nine months of 2011 compared to the same period of 2010 was primarily due to higher proceeds from the disposition of assets (primarily the disposition of our investment in ACH) in the first nine months of 2011 and a reduction in the increase in restricted cash in the first nine months of 2011, partially offset by an increase in cash invested in fixed assets in the first nine months of 2011.

Capital expenditures for both periods include compliance, maintenance and projects to increase returns on production assets.

Cash used in financing activities

The $110 million increase in cash used in financing activities in the first nine months of 2011 compared to the same period of 2010 was primarily due to the repayments of long-term debt, the acquisition of the noncontrolling interest in ANC and dividends and distribution to noncontrolling interests in the first nine months of 2011, partially offset by the payment of debtor in possession financing and the decrease in secured borrowings, net in the first nine months of 2010.

Canadian pension funding relief

As of the third quarter of 2011, both the provinces of Quebec and Ontario had adopted specific regulations to implement the previously-announced funding relief with respect to aggregate solvency deficits in our material Canadian registered pension plans. The basic funding parameters are described in Note 20, “Pension and Other Postretirement Benefit Plans – Resolution of Canadian pension situation,” included in our consolidated financial statements for the year ended December 31, 2010. The regulations also provide that corrective measures would be required if the aggregate solvency ratio in the registered pension plans falls below a prescribed level under the target provided by the regulations as of December 31 in any year through 2014. Such measures may include additional funding over five years to attain the target solvency ratio prescribed in the regulations. Thereafter, additional funding would be required if the aggregate solvency ratio in the registered pension plans falls below a prescribed level under the target provided by the regulations as of December 31 in any year on or after 2015 for the remainder of the period covered by the regulations.

The aggregate solvency ratio in the Canadian registered pension plans covered by the Quebec and Ontario funding relief is determined annually as of December 31. The calculation is based on a number of factors and assumptions, including the accrued benefits to be provided by the plans, interest rate levels, membership data and demographic experience. In light of current low yields on government securities in Canada and the continued volatility in those yields as well as in the equity markets generally, absent any supplemental funding before the end of the year, it is possible that the aggregate solvency ratio in these Canadian registered plans could fall below the minimum level prescribed by the regulations and we would therefore be required to adopt corrective measures. At this time, we cannot estimate the additional contributions, if any, that may be required based on determinations to be made as of December 31, 2011, or any subsequent year, but they could be material.

Recent Accounting Guidance

There is no new accounting guidance issued which we have not yet adopted that is expected to materially impact our results of operations or financial condition.

ABITIBIBOWATER INC.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in
Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of September 30, 2011. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.

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

The following risk factor replaces the risk factor labeled “If expected regulations are not adopted in a timely fashion in Quebec and Ontario to implement special funding parameters in respect of our material Canadian registered pension plans, or if we do not meet certain related undertakings, this could have a material impact on our financial condition” in our 2010 Annual Report.

The effect of not meeting certain conditions under the Canadian pension funding relief regulations could have a material impact on our financial condition.

As of the third quarter of 2011, both the provinces of Quebec and Ontario had adopted specific regulations to implement funding relief measures with respect to aggregate solvency deficits in our material Canadian registered pension plans, as contemplated by an agreement between each province and our principal Canadian operating subsidiary, effective as of our emergence from the Creditor Protection Proceedings for a period of 10 years. Those agreements include a number of undertakings by our principal Canadian operating subsidiary, which will apply for a minimum period of five years following the Emergence Date. Those undertakings and the basic funding parameters are described in our 2010 Annual Report under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Employee Benefit Plans— Resolution of Canadian pension situation.” We could lose the benefit of the funding relief regulations if we fail to comply with them or fail to meet our undertakings in the related agreements, which, in either case, could have a material impact on our financial condition.

The regulations also provide that corrective measures would be required if the aggregate solvency ratio in the registered pension plans falls below a prescribed level under the target provided by the regulations as of December 31 in any year through 2014. Such measures may include additional funding over five years to attain the target solvency ratio prescribed in the regulations. Thereafter, additional funding would be required if the aggregate solvency ratio in the registered pension plans falls below a prescribed level under the target provided by the regulations as of December 31 in any year on or after 2015 for the remainder of the period covered by the regulations. The aggregate solvency ratio in the Canadian registered pension plans covered by the Quebec and Ontario funding relief is determined annually as of December 31. The calculation is based on a number of factors and assumptions, including the accrued benefits to be provided by the plans, interest rate levels, membership data and demographic experience. In light of current low yields on government securities in Canada and the continued volatility in those yields as well as in the equity markets generally, absent any supplemental funding before the end of the year, it is possible that the aggregate solvency ratio in these Canadian registered plans could fall below the minimum level prescribed by the regulations and we would therefore be required to adopt corrective measures. At this time, we cannot estimate the additional contributions, if any, that may be required based on determinations to be made as of December 31, 2011, or any subsequent year, but they could be material.

It is also possible that provinces other than Quebec and Ontario could attempt to assert jurisdiction and to compel additional funding of certain of our Canadian registered pension plans in respect of plan members associated with sites we formerly operated in their respective provinces.

ABITIBIBOWATER INC.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Amendment No. 2, dated October 28, 2011, to ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., AbiBow US Inc. (f/k/a Bowater Incorporated) and AbiBow Recycling LLC (f/k/a Abitibi-Consolidated Corp.) and AbiBow Canada Inc. (f/k/a Abitibi-Consolidated Inc.), and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed October 31, 2011, SEC File No. 001-33776).

†10.2**	Offer Letter between Jo-Ann Longworth and AbitibiBowater Inc., dated July 25, 2011.

†10.3**	Agreement of Executive Severance Terms between AbitibiBowater Inc. and William G. Harvey, dated July 20, 2011.

†10.4**	Letter of terms and conditions of retirement between Alain Grandmont and AbitibiBowater Inc., dated August 9, 2011.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ***	XBRL Instance Document.

101.SCH ***	XBRL Taxonomy Extension Schema Document.

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.

**	Filed with this Form 10-Q.

***	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements (tagged as blocks of text). Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

†	This is a management contract or compensatory plan or arrangement.

ABITIBIBOWATER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABITIBIBOWATER INC.

By	/s/ Jo-Ann Longworth
Jo-Ann Longworth
Senior Vice President and Chief Financial Officer

By	/s/ Joseph B. Johnson
Joseph B. Johnson
Senior Vice President, Finance and Chief Accounting Officer

Dated: November 14, 2011

ABITIBIBOWATER INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Amendment No. 2, dated October 28, 2011, to ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., AbiBow US Inc. (f/k/a Bowater Incorporated) and AbiBow Recycling LLC (f/k/a Abitibi-Consolidated Corp.) and AbiBow Canada Inc. (f/k/a Abitibi-Consolidated Inc.), and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed October 31, 2011, SEC File No. 001-33776).

†10.2**	Offer Letter between Jo-Ann Longworth and AbitibiBowater Inc., dated July 25, 2011.

†10.3**	Agreement of Executive Severance Terms between AbitibiBowater Inc. and William G. Harvey, dated July 20, 2011.

†10.4**	Letter of terms and conditions of retirement between Alain Grandmont and AbitibiBowater Inc., dated August 9, 2011.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ***	XBRL Instance Document.

101.SCH ***	XBRL Taxonomy Extension Schema Document.

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.

**	Filed with this Form 10-Q.

***	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements (tagged as blocks of text). Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

†	This is a management contract or compensatory plan or arrangement.