Form 10-K
period 2011-12-31
AbitibiBowater Inc.
filed 2012-02-29
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

(514) 875-2515

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001 per share	New York Stock Exchange Toronto Stock Exchange
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.  Yes  ☑    No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was approximately $1.2 billion. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed pursuant to Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

As of January 31, 2012, there were 97,092,382 shares of AbitibiBowater Inc. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2011 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF

THIRD-PARTY DATA

Statements in this Annual Report on Form 10-K (“Form 10-K”) that are not reported financial results or other historical information of AbitibiBowater Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our,” “us” or the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts to continue to reduce costs and increase revenues and profitability, including our cost reduction initiatives regarding selling, general and administrative (“SG&A”) expenses; business outlook; assessment of market conditions; liquidity outlook, prospects, growth strategies and the industry in which we operate; and strategies for achieving our goals generally, including the strategies described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Strategy and Outlook,” of this Form 10-K. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or AbitibiBowater’s shareholders.

The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this Form 10-K include those set forth in Part I, Item 1A, “Risk Factors.”

All forward-looking statements in this Form 10-K are expressly qualified by the cautionary statements contained or referred to in this section and in our other filings with the United States Securities and Exchange Commission (the “SEC”) and the Canadian securities regulatory authorities. We disclaim any obligation to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as required by law.

Market and Industry Data

Information about industry or general economic conditions contained in this Form 10-K is derived from third-party sources and certain trade publications (“Third-Party Data”) that we believe are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.

PART I

ITEM 1. BUSINESS

We are a global leader in the forest products industry, with a diverse range of products, including newsprint, commercial printing papers, market pulp and wood products, which are marketed in close to 90 countries. We own or operate 18 pulp and paper mills and 23 wood products facilities in the United States, Canada and South Korea.

AbitibiBowater Inc. is a Delaware corporation incorporated on January 25, 2007. On October 29, 2007, Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”) combined in a merger of equals (the “Combination”) with each becoming a subsidiary of AbitibiBowater Inc. On November 7, 2011, AbitibiBowater Inc. began doing business as Resolute Forest Products. We expect at the 2012 annual meeting of shareholders to seek shareholder approval to amend our certificate of incorporation to change our legal name to Resolute Forest Products Inc. Our common stock began trading under the symbol “ABH” on both the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (the “TSX”) on December 10, 2010.

Executive Officers

The following is information about our executive officers as of February 29, 2012:

Name	Age	Position	Officer Since
Richard Garneau	64	President and Chief Executive Officer	2011
Alain Boivin	61	Senior Vice President, Pulp and Paper Operations	2011
Pierre Laberge	55	Senior Vice President, Human Resources and Public Affairs	2011
John Lafave	47	Senior Vice President, Pulp and Paper Sales and Marketing	2011
Yves Laflamme	55	Senior Vice President, Wood Products, Global Supply Chain, Procurement and Information Technology	2007
Jo-Ann Longworth	51	Senior Vice President and Chief Financial Officer	2011
Jacques P. Vachon	52	Senior Vice President and Chief Legal Officer	2007

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

Mr. Boivin previously served as Vice President of Mill Operations at Smurfit-Stone Container Corporation and as a Vice President at Smurfit-Stone since 2000. He was Senior Vice President, Containerboard Operations for St. Laurent Paperboard Inc. from 1999 to 2000 and was Mill Manager at a number of operations for Donohue Inc. and Avenor Inc.

Mr. Laberge previously served as Vice President, Human Resources for our Canadian operations. He joined a predecessor of the Company in 1988. As of March 1, 2012, Mr. Laberge will serve as Senior Vice President, Human Resources.

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

Ms. Longworth previously served as Special Advisor to the President and Chief Executive Officer, focusing on special mandates, from July 4, 2011 to August 31, 2011. She served as Senior Vice President and Chief Accounting Officer with World Color Inc. (formerly Quebecor World Inc.) from 2008 to 2010, as Chief Financial Officer with Skyservice Inc. from 2007 to 2008, as Vice President and Controller with Novelis, Inc. from 2005 to 2006 and held a number of financial and operational roles over a 16-year career with Alcan Inc.

Mr. Vachon previously served as Senior Vice President, Corporate Affairs and Chief Legal Officer from October 2007 to January 2011 and as Senior Vice President, Corporate Affairs and Secretary of Abitibi from 1997 to October 2007. As of March 1, 2012, Mr. Vachon will serve as Senior Vice President, Corporate Affairs and Chief Legal Officer.

Our Products

We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our primary product lines: newsprint, coated papers, specialty papers, market pulp and wood products. Certain segment and geographical financial information, including sales by segment and by geographic area, operating income (loss) by segment, total assets by segment and long-lived assets by geographic area, can be found in Note 25, “Segment Information,” to our consolidated financial statements and related notes (“Consolidated Financial Statements”) appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

In accordance with our values, our environmental vision statement and forestry policies and in the interests of our customers and other stakeholders, we are committed to implementing and maintaining environmental management systems at our pulp, paper, woodlands and wood procurement operations to promote the conservation and sustainable use of forests and other natural resources. We and other member companies of the Forest Products Association of Canada, as well as a number of environmental organizations, are partners in the Canadian Boreal Forest Agreement. The group works to identify solutions to conservation issues that meet the goal of balancing equally the three pillars of sustainability linked to human activities: economic, social and environmental. We are also a member of the World Wildlife Fund’s Climate Savers program, in which businesses establish ambitious targets to voluntarily reduce greenhouse gas emissions and work aggressively toward achieving them.

Newsprint

We produce newsprint at 11 facilities in North America and one facility in South Korea. We are the largest producer of newsprint in the world by capacity, with total capacity of approximately 3.1 million metric tons, or approximately 9% of total worldwide capacity. We are also the largest North American producer of newsprint, with total North American capacity of approximately 2.9 million metric tons, or approximately 36% of total North American capacity.

We distribute newsprint by rail, truck and ship; it is sold to North American customers directly by our regional sales offices. Export markets are serviced primarily through our international offices located in or near the markets we supply or through international agents. In 2011, approximately 45% of our total newsprint shipments were to markets outside of North America.

We sell newsprint to various joint venture partners (partners with us in the ownership of certain mills we operate). During 2011, these joint venture partners purchased approximately 400,000 metric tons from our consolidated entities, which represented approximately 15% of the total newsprint metric tons we sold in 2011.

Coated papers

We produce coated mechanical papers at our Catawba, South Carolina facility. We are one of the largest producers of coated mechanical papers in North America, with total capacity of approximately 616,000 metric tons, or approximately 16% of total North American capacity. Our coated papers are used in magazines, catalogs, books, retail advertising, direct mail and coupons.

We sell coated papers to major commercial printers, publishers, catalogers and retailers. We distribute coated papers by truck, rail and ship. Most of our coated paper production is sold within North America and serviced directly by our regional sales offices. Export markets are serviced primarily through international agents.

Specialty papers

We produce specialty papers at eight facilities in North America. We are the largest producer of specialty papers in North America by capacity, including supercalendered, superbright, high bright, bulky book and directory papers, with total capacity of approximately 1.4 million metric tons, or approximately 31% of total North American capacity. Our specialty papers are used in books, retail advertising, direct mail, coupons and other commercial printing applications.

We sell specialty papers to major commercial printers, direct mailers, publishers, catalogers and retailers. We distribute specialty papers by truck, rail and ship. Most of our specialty paper production is sold within North America and serviced directly by our regional sales offices. Export markets are serviced primarily through international agents.

We sell specialty papers to various joint venture partners (partners with us in the ownership of certain mills we operate). During 2011, these joint venture partners purchased approximately 25,000 short tons from our consolidated entities, which represented approximately 1% of the total specialty papers short tons we sold in 2011.

Market pulp

Wood pulp is the most commonly used material to make paper. Pulp shipped and sold as pulp, as opposed to being processed into paper in one of our facilities, is referred to as market pulp. We produce market pulp at five facilities in North America, with total capacity of approximately 1.1 million metric tons, or approximately 6% of total North American capacity. Market pulp is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers and other absorbent products.

North American market pulp sales are made through our regional sales offices, while export sales are made through international sales agents local to their markets. We distribute market pulp by truck, rail and ship.

On December 15, 2011, we announced an offer to purchase all of the issued and outstanding shares of Fibrek Inc. (“Fibrek”), a producer and marketer of virgin and recycled kraft pulp with a combined annual production capacity of approximately 760,000 metric tons. For additional information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K (“Item 7”) under “Business Strategy and Outlook – Strategic opportunities.”

Wood products

We operate 18 sawmills in Canada that produce construction-grade lumber sold in North America. In addition, our sawmills are a major source of wood chips for our pulp and paper mills. We also operate two engineered wood products facilities in Canada that produce I-joists and three remanufacturing wood products facilities in Canada that produce bed frame components, finger joints and furring strips.

Pulp and paper manufacturing facilities

The following table provides a listing of the pulp and paper manufacturing facilities and the number of paper machines we owned or operated as of December 31, 2011 (excluding facilities and paper machines which have been permanently closed as of December 31, 2011) and production information by product line (which represents all of our reportable segments except wood products). The table below represents these facilities’ actual 2011 production, which reflects the impact of any downtime taken in 2011, and 2012 capacity.

	Number	2012	2011	2011 Production by Product Line
(In 000s of metric tons)	of Paper Machines	Total Capacity	Total Production	Newsprint	Coated Papers	Specialty Papers	Market Pulp
Canada
Alma, Quebec	3	370	351	–	–	351	–
Amos, Quebec	1	193	194	194	–	–	–
Baie-Comeau, Quebec	3	443	432	432	–	–	–
Clermont, Quebec (1)	2	345	298	298	–	–	–
Fort Frances, Ontario	2	254	229	–	–	171	58
Iroquois Falls, Ontario	2	251	244	214	–	30	–
Kenogami, Quebec	1	143	137	–	–	137	–
Laurentide, Quebec	2	329	323	–	–	323	–
Liverpool, Nova Scotia (2)	2	230	224	216	–	8	–
Thorold, Ontario	1	199	196	196	–	–	–
Thunder Bay, Ontario	1	574	514	216	–	–	298
United States
Augusta, Georgia (3)	2	401	390	390	–	–	–
Calhoun, Tennessee (4)	3	655	640	118	–	394	128
Catawba, South Carolina	3	865	845	–	610	22	213
Coosa Pines, Alabama	–	272	250	–	–	–	250
Grenada, Mississippi	1	247	240	240	–	–	–
Usk, Washington (5)	1	244	240	240	–	–	–
South Korea
Mokpo, South Korea	1	200	219	219	–	–	–
	31	6,215	5,966	2,973	610	1,436	947

(1)

Donohue Malbaie Inc. (“DMI”), which owns one of Clermont’s paper machines, is owned 51% by us and 49% by NYT Capital Inc. We manage the facility and wholly own all of the other assets at the site. Manufacturing costs are transferred between us and DMI at agreed-upon transfer costs. DMI’s paper machine produced 205,000 metric tons of newsprint in 2011. The amounts in the above table represent the mill’s total capacity and production including DMI’s paper machine.

(2)

Bowater Mersey Paper Company Limited (“Mersey”) is located in Liverpool, Nova Scotia and is owned 51% by us and 49% by The Daily Herald Company, a wholly-owned subsidiary of The Washington Post. We manage the facility. The amounts in the above table represent the mill’s total capacity and production.

(3)

As of December 31, 2010, Augusta Newsprint Company (“ANC”), which operates our newsprint mill in Augusta, was owned 52.5% by us and 47.5% by an indirect subsidiary of The Woodbridge Company Limited. ANC became a wholly-owned subsidiary of ours on January 14, 2011. The amounts in the above table represent the mill’s total capacity and production.

(4)

Calhoun Newsprint Company (“CNC”), which owns one of Calhoun’s paper machines, Calhoun’s recycled fiber plant and a portion of the thermomechanical pulp (“TMP”) mill, is owned 51% by us and 49% by Herald Company, Inc. We manage the facility and wholly own all of the other assets at the site, including the remaining portion of the TMP mill, a kraft pulp mill, a market pulp dryer, four other paper machines (two of which are still operating) and other support equipment. Pulp, other raw materials, labor and other manufacturing services are transferred between us and CNC at agreed-upon transfer costs. CNC’s paper machine produced 118,000 metric tons of newsprint and 94,000 metric tons of specialty papers in 2011. The amounts in the above table represent the mill’s total capacity and production including CNC’s paper machine.

(5)

Ponderay Newsprint Company is located in Usk, Washington and is an unconsolidated partnership in which we have a 40% interest and, through a wholly-owned subsidiary, we are the managing partner. The balance of the partnership is held by subsidiaries of three newspaper publishers. The amounts in the above table represent the mill’s total capacity and production.

Wood products facilities

The following table provides a listing of the sawmills we owned or operated as of December 31, 2011 and their respective 2012 capacity and 2011 production. Our harvesting rights in Quebec are not sufficient to operate our sawmills at their total capacity. This table excludes facilities which have been permanently closed as of December 31, 2011.

(In million board feet)	2012 Total Capacity	2011 Total Production
Comtois, Quebec	145	50
Girardville-Normandin, Quebec	208	189
La Dore, Quebec	183	183
La Tuque, Quebec (1)	200	108
Maniwaki, Quebec	160	125
Mistassini, Quebec	175	167
Oakhill, Nova Scotia (2)	152	97
Obedjiwan, Quebec (3)	30	20
Petit Saguenay, Quebec (4)	27	–
Pointe-aux-Outardes, Quebec	175	26
Roberval, Quebec	143	21
Saint-Felicien, Quebec	160	135
Saint-Fulgence, Quebec (4)	167	26
Saint-Hilarion, Quebec	85	22
Saint-Ludger-de-Milot, Quebec (5)	135	95
Saint-Thomas, Quebec	110	78
Senneterre, Quebec	155	104
Thunder Bay, Ontario	300	237
	2,710	1,683

(1)

Forest Products Mauricie L.P. is located in La Tuque, Quebec and is a consolidated subsidiary in which we have a 93.2% interest. The amounts in the above table represent the mill’s total capacity and production.

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

(4)	In the third quarter of 2010, we indefinitely idled our Petit Saguenay and Saint-Fulgence sawmills. In June 2011, we restarted our Saint-Fulgence sawmill.
(5)

Produits Forestiers Petit-Paris Inc. is located in Saint-Ludger-de-Milot, Quebec and is an unconsolidated entity in which we have a 50% interest. The amounts in the above table represent the mill’s total capacity and production.

The following table provides a listing of the remanufacturing and engineered wood facilities we owned or operated as of December 31, 2011 and their respective 2012 capacity and 2011 production.

(In million board feet, except where otherwise stated)	2012 Total Capacity	2011 Total Production
Remanufacturing Wood Products Facilities
Chateau-Richer, Quebec	63	47
La Dore, Quebec	15	20
Manseau, Quebec	20	7
Total Remanufacturing Wood Facilities	98	74

Engineered Wood Products Facilities
Larouche and Saint-Prime, Quebec (million linear feet) (1)	145	67

(1)

Abitibi-LP Engineered Wood Inc. and Abitibi-LP Engineered Wood II Inc. are located in Larouche, Quebec and Saint-Prime, Quebec, respectively, and are unconsolidated entities in which we have a 50% interest in each entity. We operate the facilities and our joint venture partners sell the products. The amounts in the above table represent the mills’ total capacity and production.

On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U.S. became effective (the “2006 Softwood Lumber Agreement”). The 2006 Softwood Lumber Agreement provides for, among other things, softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. Volume quotas have been established for each company within the provinces of Ontario and Quebec based on historical production, and the volume quotas are not transferable between provinces. U.S. composite prices would have to rise above $355 composite per thousand board feet before the quota volume restrictions would be lifted, which had not occurred since the implementation of the 2006 Softwood Lumber Agreement. On January 23, 2012, Canada and the U.S. announced a two-year extension to the 2006 Softwood Lumber Agreement, through October 2015. For information regarding lumber duties, see Note 20, “Commitments and Contingencies – Lumber duties,” to our Consolidated Financial Statements.

Other products

We also sell pulpwood, saw timber and wood chips to customers located in Canada and the United States. Sales of these other products are considered a recovery of the cost of manufacturing our primary products.

Raw Materials

Our operations consume substantial amounts of raw materials such as wood, recovered paper, chemicals and energy in the manufacturing of our paper, pulp and wood products. We purchase raw materials and energy sources (except internal generation) primarily on the open market.

Wood

Our sources of wood include property we own or lease, property on which we possess harvesting rights and purchases from local producers, including sawmills that supply residual wood chips. As of December 31, 2011, we owned or leased approximately 0.7 million acres of timberlands, primarily in Canada, and have long-term harvesting rights for approximately 35.2 million acres of Crown-owned land in Canada. These sources provide approximately half of our wood fiber supplies to our paper, pulp and wood products operations. The harvesting rights contracts are approximately 20 – 25 years in length and automatically renew every five years, contingent upon our continual compliance with environmental performance and reforestation requirements.

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

Recovered paper

We are one of the largest recyclers of newspapers and magazines in North America and have a number of recycling plants that use advanced mechanical and chemical processes to manufacture high quality pulp from a mixture of old newspapers and magazines, or “recovered paper.” Using recovered paper, we produce, among other things, recycled fiber newsprint and uncoated specialty papers comparable in quality to paper produced with 100% virgin fiber pulp. The Thorold and Mokpo operations produce products containing 100% recycled fiber. In 2011, we used 0.9 million metric tons of recovered paper in our production processes and the recycled fiber content in the newsprint we produced averaged 20%.

In 2011, we collected or purchased 1.2 million metric tons of recovered paper. Our Paper Retriever® and ecorewards® programs collect recovered fiber through a combination of community drop-off containers and recycling programs with businesses and commercial offices. The recovered paper that we physically purchase is from suppliers generally within the region of our recycling plants, primarily under long-term agreements.

Energy

Steam and electrical power constitute the primary forms of energy used in pulp and paper production. Process steam is produced in boilers using a variety of fuel sources, as well as heat recovery units in mechanical pulp facilities. All but two of our mills produced 100% of their own steam requirements. In 2011, our Alma, Calhoun, Catawba, Coosa Pines, Fort Frances, Kenogami and Thunder Bay operations collectively consumed approximately 33% of their electrical requirements from internal sources, notably on-site cogeneration and hydroelectric stations. The balance of our energy needs was purchased from third parties. We have six sites that operate cogeneration facilities and all of these sites generate “green energy” from carbon-neutral biomass. In addition, we utilize alternative fuels such as methane from landfills, used oil, tire-derived fuel and black liquor to reduce consumption of virgin fossil fuels.

As of December 31, 2011, we had one hydroelectric facility (Hydro Saguenay, Quebec), which consisted of seven installations with capacity of 162 MW and generation of 1,122 GWh. The water rights agreements required to operate these installations typically range from 10 to 50 years and are generally renewable, under certain conditions, for additional terms. In certain circumstances, water rights are granted without expiration dates. In some cases, the agreements are contingent on the continued operation of the related paper mill and a minimum level of capital spending in the region. The province of Quebec informed us on December 30, 2011 that it intended to terminate one of these agreements and to require us to transfer property of the associated installation to the province for no consideration. The termination and transfer would be effective as of March 2, 2012. The province’s actions are not consistent with our understanding of the agreement in question. We continue to evaluate our legal options. For additional information, see the discussion under “Critical Accounting Estimates – Long-lived assets” in Item 7.

Competition

In general, our products are globally-traded commodities and are marketed in close to 90 countries. The markets in which we compete are highly competitive and, aside from quality specifications to meet customer needs, the production of our products does not depend upon a proprietary process or formula. Pricing and the level of shipments of our products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates. Any material decline in prices for our products or other adverse developments in the markets for our products could have a material adverse effect on our results of operations or financial condition. Prices for our products have been and are likely to continue to be highly volatile.

Newsprint, one of our principal products, is produced by numerous manufacturers worldwide. In 2011, the five largest North American producers represented approximately 85% of North American newsprint capacity and the five largest global producers represented approximately 36% of global newsprint capacity. Our total newsprint capacity is approximately 9% of worldwide newsprint capacity. We face competition from both large global producers and numerous smaller regional producers. In recent years, a number of global producers of newsprint based in Asia, particularly China, have grown their production capacity. Price, quality and customer relationships are important competitive determinants.

We compete with seven other coated mechanical paper producers with operations in North America. In 2011, the five largest North American producers represented approximately 84% of North American capacity for coated mechanical paper. In addition, several major offshore suppliers of coated mechanical paper compete for North American business. In 2011, offshore imports represented approximately 11% of North American demand. As a major supplier to printers, end users (such as magazine publishers, catalogers and retailers) and brokers/merchants in North America, we compete with numerous worldwide suppliers of other grades of paper such as coated freesheet and supercalendered paper. We compete on the basis of price, quality and service.

In 2011, we produced approximately 30% of North American uncoated mechanical paper demand, comprised mainly of supercalendered, superbright, high bright, bulky book and directory papers. We compete with numerous uncoated mechanical paper producers with operations in North America. In addition, imports from overseas represented approximately 10% of North American demand in 2011 and were primarily concentrated in the supercalendered paper market where they represented approximately 19% of North American demand. We compete on the basis of price, quality, service and breadth of product line.

We compete with eight other major market pulp suppliers with operations in North America along with other smaller competitors. Market pulp is a globally-traded commodity for which competition exists in all major markets. We produce five major grades of market pulp (northern and southern hardwood, northern and southern softwood and fluff) and compete with other producers from South America (eucalyptus hardwood and radiata pine softwood), Europe (northern hardwood and softwood) and Asia (mixed tropical hardwood). Price, quality, service and fiber sources are considered the main competitive determinants.

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

As with other global commodities, the competitive position of our products is significantly affected by the volatility of foreign currency exchange rates. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Risk,” of this Form 10-K. We have operations in Canada, the United States and South Korea. In addition to the U.S., several of our primary competitors are located in Canada, Sweden, Finland and certain Asian countries. Accordingly, the relative rates of exchange between those countries’ currencies and the United States dollar can have a substantial effect on our ability to compete. In addition, the degree to which we compete with foreign producers depends in part on the level of demand abroad. Shipping costs and relative pricing generally cause producers to prefer to sell in local markets when the demand is sufficient in those markets.

Trends in advertising, electronic data transmission and storage and the Internet could have further adverse effects on the demand for traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine, book and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television, electronic readers and the Internet, instead of newsprint, coated papers, uncoated specialty papers or other products made by us. The demand for newsprint declined significantly over the last several years as a result of continued declines in newspaper circulation and advertising volume and publishers’ conservation measures, which include increased usage of lighter basis-weight newsprint and web-width and page count reductions. Our newsprint, magazine and catalog publishing customers are also subject to the effects of competing media, including the Internet.

Emergence From Creditor Protection Proceedings

AbitibiBowater Inc. and all but one of its debtor affiliates (as discussed below) successfully emerged from creditor protection proceedings under Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”) and the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”), as applicable (collectively, the “Creditor Protection Proceedings”) on December 9, 2010 (the “Emergence Date”). In the third quarter of 2010, the creditors under the Creditor Protection Proceedings, with one exception, voted in the requisite numbers to approve the respective Plan of Reorganization (as defined below). Creditors of Bowater Canada Finance Corporation (“BCFC”), an indirect, wholly-owned subsidiary of ours, did not vote in the requisite numbers to approve the Plans of Reorganization (as defined below). Accordingly, we did not seek sanction of the CCAA Plan of Reorganization and Compromise (the “CCAA Reorganization Plan”) or confirmation of the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Reorganization Plan” and, together with the CCAA Reorganization Plan, the “Plans of Reorganization” and each, a “Plan of Reorganization”) with respect to BCFC. See Item 3, “Legal Proceedings – BCFC Bankruptcy and Insolvency Act Filing,” for information regarding BCFC’s Bankruptcy and Insolvency Act filing on December 31, 2010. The Plans of Reorganization became effective on the Emergence Date.

From the 97,134,954 shares of Successor Company common stock issued for claims in the Creditor Protection Proceedings, we established a reserve of 23,382,073 shares for claims that remained in dispute as of the Emergence Date, from which we have made and will make supplemental interim distributions to unsecured creditors as disputed claims are resolved. As of December 31, 2011, there were 19,719,565 shares remaining in this reserve. The remaining claims are claims that we believe should be disallowed because they are duplicative, without merit, overstated or should be disallowed for other reasons. We have made significant progress in addressing the claims that remained in dispute at the time of our emergence from the substantial number and amount of claims filed during the Creditor Protection Proceedings. The majority of the remaining disputed claims will be disposed through ongoing litigation before the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) or a claims officer appointed by the Superior Court of Quebec in Canada (the “Canadian Court” and, together with the U.S. Court, the “Courts”). The ultimate completion of the claims resolution process could therefore take some time to complete. We may be required to settle certain disputed claims in cash under certain specific circumstances. As such, included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets (as defined below) as of December 31, 2011 and 2010 is a liability of $11 million and $35 million, respectively, for the estimated cash settlement of such claims. To the extent there are shares remaining after all disputed claims have been resolved, these shares will be reallocated ratably among unsecured creditors with allowed claims in the Creditor Protection Proceedings pursuant to the Plans of Reorganization.

For additional information regarding the Creditor Protection Proceedings, see Note 3, “Creditor Protection Proceedings,” to our Consolidated Financial Statements.

Basis of Presentation

Effective upon the commencement of the Creditor Protection Proceedings on April 16 and 17, 2009 and through the Convenience Date (as defined below), we applied the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“FASB ASC 852”), in preparing our consolidated financial statements. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, during the Creditor Protection Proceedings, we: (i) recorded certain expenses, charges and credits incurred or realized that were directly associated with or resulting from the reorganization and restructuring of the business in “Reorganization items, net” in our Consolidated Statements of Operations included in our Consolidated Financial Statements (“Consolidated Statements of Operations”) and (ii) ceased recording interest expense on certain of our pre-petition debt obligations. For additional information, see Note 3, “Creditor Protection Proceedings,” and Note 16, “Liquidity and Debt,” to our Consolidated Financial Statements.

In accordance with FASB ASC 852, fresh start accounting (“fresh start accounting”) was required upon our emergence from the Creditor Protection Proceedings, which we applied effective December 31, 2010 (the “Convenience Date”). As such, the application of fresh start accounting was reflected in our Consolidated Balance Sheets included in our Consolidated Financial Statements (“Consolidated Balance Sheets”) as of December 31, 2010 and fresh start accounting adjustments related thereto were included in our Consolidated Statements of Operations for the year ended December 31, 2010.

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

Employees

As of December 31, 2011, we employed approximately 10,400 people, of whom approximately 7,900 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union (the “CEP”) and the Confederation des syndicats nationaux (the “CSN”) in Canada and predominantly by the United Steelworkers International in the U.S.

We have collective bargaining agreements in place covering the majority of our unionized employees, many of which have been recently renewed and revised. However, there can be no assurance that we will maintain continuously satisfactory agreements with all of our unionized employees or that we will finalize satisfactory agreements with the remaining unionized employees (which include approximately 200 wood workers in Quebec). Should we be unable to do so, it could result in strikes or other work stoppages by affected employees, which could cause us to experience a disruption of operations and affect our business, financial condition or results of operations.

Trademarks

We registered the marks “AbitibiBowater,” “Resolute,” “Resolute Forest Products,” “Resolu” and “Produits Forestiers Resolu” and the AbitibiBowater and Resolute logos in the countries of our principal markets. We consider our interest in the logos and marks to be important and necessary to the conduct of our business.

Environmental Matters

We are subject to a variety of federal, state, provincial and local environmental laws and regulations in the jurisdictions in which we operate. We believe our operations are in material compliance with current applicable environmental laws and regulations. While it is impossible to predict future environmental regulations that may be established, we believe that we will not be at a competitive disadvantage with regard to meeting future Canadian, United States or South Korean standards. For additional information, see

Note 20, “Commitments and Contingencies – Environmental matters,” to our Consolidated Financial Statements.

Internet Availability of Information

We make our Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to these reports, available free of charge on our website (www.resolutefp.com) as soon as reasonably practicable after we file or furnish such materials to the SEC. The SEC also maintains a website (www.sec.gov) that contains our reports and other information filed with the SEC. In addition, any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. Information on the operations of the Public Reference Room may be obtained by calling the SEC at
1-800-SEC-0330. Our reports are also available on the System for Electronic Document Analysis and Retrieval (“SEDAR”) website (www.sedar.com).

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-K, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. In particular, the risks described below could cause actual events to differ materially from those contemplated in the forward-looking statements in this Form 10-K. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results.

Developments in alternative media could continue to adversely affect the demand for our products, especially in North America, and our responses to these developments may not be successful.

Trends in advertising, electronic data transmission and storage and the Internet could have further adverse effects on the demand for traditional print media, including our products and those of our customers. Neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine, book and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television, electronic readers and the Internet, instead of newsprint, coated papers, uncoated specialty papers or other products made by us. The demand for certain of our products weakened significantly over the last several years. For example, industry statistics indicate that North American newsprint demand has been in decline for several years and has experienced annual declines of 10.3% in 2007, 11.2% in 2008, 25.3% in 2009, 6.0% in 2010 and 7.4% in 2011. Third-party forecasters indicate that these declines may continue in the future due to reduced North American newspaper circulation, less advertising, substitution to other uncoated mechanical grades and conservation measures taken by publishers.

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

We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes depends primarily on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects. During the last two years, the relative value of the Canadian dollar ranged from a high of US$1.06 in July 2011 to a low of US$0.93 in May 2010 and was US$0.98 as of December 31, 2011. Based on operating projections for 2012, a one-cent increase in the Canadian-U.S. dollar exchange rate would decrease our annual operating income by approximately $16 million.

If the Canadian dollar continues to remain strong or appreciates as against the U.S. dollar, it could influence the foreign exchange rate assumptions that are used in our evaluation of long-lived assets for impairment and consequently, result in asset impairment charges.

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

As of the third quarter of 2011, both the provinces of Quebec and Ontario had adopted specific regulations to implement funding relief measures with respect to aggregate solvency deficits in our material Canadian registered pension plans, as contemplated by an agreement between each province and our principal Canadian operating subsidiary, effective as of our emergence from the Creditor Protection Proceedings for a period of 10 years. Those agreements include a number of undertakings by our principal Canadian operating subsidiary, which will apply for a minimum period of five years following the Emergence Date. Those undertakings and the basic funding parameters are described in Note 18, “Pension and Other Postretirement Benefit Plans – Canadian pension funding relief,” to our Consolidated Financial Statements. We could lose the benefit of the funding relief regulations if we fail to comply with them or fail to meet our undertakings in the related agreements, which, in either case, could have a material impact on our financial condition.

The regulations also provide that corrective measures would be required if the aggregate solvency ratio in the registered pension plans falls below a prescribed level under the target provided by the regulations as of December 31 in any year through 2014. Such measures may include additional funding over five years to attain the target solvency ratio prescribed in the regulations. Thereafter, supplemental contributions, as described in Note 18, “Pension and Other Postretirement Benefit Plans – Canadian pension funding relief,” to our Consolidated Financial Statements, would be required if the aggregate solvency ratio in the registered pension plans falls below a prescribed level under the target provided by the regulations as of December 31 in any year on or after 2015 for the remainder of the period covered by the regulations. The aggregate solvency ratio in the Canadian registered pension plans covered by the Quebec and Ontario funding relief is determined annually as of December 31. The calculation is based on a number of factors and assumptions, including the accrued benefits to be provided by the plans, interest rate levels, membership data and demographic experience. In light of low yields on government securities in Canada, which are used to determine the applicable discount rate, when we file the actuarial report in respect of these plans later this year, we expect that the aggregate solvency ratio in these Canadian registered plans will have fallen below the minimum level prescribed by the regulations and that we will therefore be required to adopt corrective measures by March 2013. At this time, we cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.

It is also possible that provinces other than Quebec and Ontario could attempt to assert jurisdiction and to compel additional funding of certain of our Canadian registered pension plans in respect of plan members associated with sites we formerly operated in their respective provinces. At this time, we cannot estimate the additional contributions, if any, that may be required, but they could be material.

We may be required to record additional valuation allowances against our recorded deferred income tax assets.

We recorded significant tax attributes (deferred income tax assets) in our Consolidated Balance Sheet as of December 31, 2011, which attributes would be available to offset any future taxable income. If, in the future, we determine that we are unable to use the full extent of these tax attributes as a result of sustained cumulative taxable losses, we could be required to record additional valuation allowances for the portion of the deferred income tax assets that are not recoverable. Such valuation allowances, if taken, would be recorded as a charge to income tax expense and would negatively impact our reported net income (loss).

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement that governs our ABL Credit Facility (as defined and further discussed in Item 7 under “Liquidity and Capital Resources”) restricts our ability to dispose of assets and use the proceeds from any such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or obtain proceeds in an amount sufficient to meet any debt service obligations when due.

If we are unable to generate sufficient cash flows to service our obligations under the 2018 Notes (as defined in Item 7 under “Liquidity and Capital Resources”) and the ABL Credit Facility, we would be in default. If the default is not cured, holders of the 2018 Notes could declare all outstanding principal and interest to be due and payable, the lenders under the ABL Credit Facility could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation.

The credit agreement that governs the ABL Credit Facility and the 2018 Notes indenture may restrict our ability to respond to changes or to take certain actions.

The 2018 Notes indenture and the credit agreement that governs our ABL Credit Facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including, among other things, restrictions on our ability (subject to a number of exceptions and qualifications) to: incur, assume or guarantee additional indebtedness; issue redeemable stock and preferred stock; pay dividends or make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase certain indebtedness; make loans and investments; incur liens; restrict dividends, loans or asset transfers from our subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries; consolidate or merge with or into, or sell substantially all of our assets to another person; enter into transactions with affiliates; and enter into new lines of business.

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

A breach of the covenants under the 2018 Notes indenture or under the credit agreement that governs the ABL Credit Facility could result in an event of default under the indenture or credit agreement governing the applicable indebtedness. Such default may allow the holders to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, the occurrence of an event of default under the credit agreement that governs our ABL Credit Facility would permit the lenders thereunder to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Credit Facility or the 2018 Notes following an acceleration, those lenders could proceed against the collateral securing that indebtedness. In the event our lenders under the ABL Credit Facility or holders of the 2018 Notes accelerate the repayment of our borrowings, there can be no assurance that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities. These restrictions may affect our ability to respond to changes or to pursue other business opportunities.

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

Wood fiber is the principal raw material we use in our business. We use both virgin fiber (wood chips and logs) and recycled fiber (old newspapers and magazines) as fiber sources for our paper mills. The primary source for wood fiber is timber. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada and the United States. For example, new legislation in the province of Quebec provides that a portion of the harvesting rights allocated to harvesters, including us, will be subject to an auction system that will be fully implemented in April 2013. The new system could have the effect of increasing the cost of harvesting timber and reducing supply. In addition, future domestic or foreign legislation or regulation, litigation advanced by Aboriginal groups and litigation concerning the use of timberlands, forest management practices, the protection of endangered species, the promotion of forest biodiversity and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes.

In all Canadian provinces, the volume allocated on Crown land is constrained by the Annual Allowable Cut. This overall level of harvest is revised on a regular basis, typically every five years. In December 2006, the Chief Forester of the province of Quebec confirmed a reduction of 23.8% below 2004 levels for the period 2008 to 2013. In August 2011, the Quebec Chief Forester announced a drop of 10.3% in the annual allowable cut for 2013 – 2014, which is an interim estimate. A revised assessment will be available sometime in 2013, which will reduce the volume that could be allocated to our sawmills through Timber Supply Guarantees starting April 1, 2013.

Wood fiber is a commodity and prices historically have been cyclical, are subject to market influences and may increase in particular regions due to market shifts. Pricing of recycled fiber is also subject to market influences and has experienced significant fluctuations. During the last two years, the market prices of old newspapers have ranged from a low of $136 average per ton during the third quarter of 2010 to a high of $192 average per ton during the third quarter of 2011. There can be no assurance that prices of recycled fiber will remain at levels that are economical for us to use. Any sustained increase in fiber prices would increase our operating costs and we may be unable to increase prices for our products in response, which could have a material adverse effect on our results of operations or financial condition.

There can be no assurance that access to fiber will continue at the same levels as in the past. The cost of softwood fiber and the availability of wood chips may be affected. If our harvesting rights pursuant to applicable laws, forest licenses or forest management agreements are reduced or if any third-party supplier of wood fiber stops selling or is unable to sell wood fiber to us, our financial condition or operating results could suffer.

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

The global financial crisis and economic downturn could continue to negatively impact our results of operations or financial condition and it may cause a number of the risks that we currently face to increase in likelihood, magnitude and duration.

The global financial crisis and economic downturn has adversely affected economic activity globally. Our operations and performance depend significantly on worldwide economic conditions. Customers across all of our businesses have been delaying and reducing their expenditures in response to deteriorating macroeconomic and industry conditions and uncertainty, which has had a significant negative impact on the demand for our products and therefore, the cash flows of our businesses, and could continue to have a negative impact on our capital resources.

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

The economic downturn has had a profoundly negative impact on the U.S. housing industry, which sets the prices for many of our lumber and other wood-based products. According to the U.S. Census Bureau, U.S. housing starts declined from approximately 1.4 million in 2007 to approximately 0.7 million in 2011, reflecting a 52% decline. With this low level of primary demand for our lumber and other wood-based products, our wood products business may continue to operate at a low level until there is a meaningful recovery in new residential construction demand. With less demand for saw logs at sawmills throughout North America and lower saw log prices, our timberland values may decline, impacting some of our financial options. Additionally, with less lumber demand, sawmills have generated less sawdust and wood chips and shavings that we use for fiber for our mills. The price of sawdust and wood chips for our mills that need to purchase their furnish on the open market may also continue to be at elevated levels, until there is a meaningful recovery in new residential demand in the U.S.

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

We are subject to a wide range of general and industry-specific laws and regulations relating to the protection of the environment, including those governing air emissions, wastewater discharges, timber harvesting, the storage, management and disposal of hazardous substances and waste, the clean-up of contaminated sites, landfill and lagoon operation and closure, forestry operations, endangered species habitat and health and safety. As an owner and operator of real estate and manufacturing and processing facilities, we may be liable under environmental laws for cleanup and other costs and damages, including tort liability and damages to natural resources, resulting from past or present spills or releases of hazardous or toxic substances on or from our current or former properties. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of, any spill or release of hazardous or toxic substances on or from our property, or at properties where we arranged for the disposal of regulated materials. Claims may also arise out of currently unknown environmental conditions or aggressive enforcement efforts by governmental or private parties. As a result of the above, we may be required to record additional environmental liabilities. For information regarding environmental matters to which we are subject, see Note 20, “Commitments and Contingencies – Environmental matters,” to our Consolidated Financial Statements.

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

We may be required to record additional long-lived asset impairment or accelerated depreciation charges.

Losses related to the impairment of long-lived assets to be held and used are recognized when circumstances indicate the carrying value of an asset group may not be recoverable, such as continuing losses in certain businesses. When indicators that the carrying value of an asset group may not be recoverable are triggered, we evaluate the carrying value of the asset group in relation to its expected undiscounted future cash flows. If the carrying value of an asset group is greater than the expected undiscounted future cash flows to be generated by the asset group, an impairment charge is recognized based on the excess of the asset group’s carrying value over its fair value. If it is determined that the carrying value of an asset group is recoverable, we review and adjust, as necessary, the estimated useful lives of the assets in the group.

If there were to be a triggering event, it is possible that we could record non-cash long-lived asset impairment or accelerated depreciation charges in future periods, which would be recorded as operating expenses and would directly and negatively impact our reported operating income (loss) and net income (loss). One group of assets, for which the remaining useful life is being monitored closely, are the tangible and intangible assets associated with our Jim-Gray hydroelectric installation, which is part of the Hydro Saguenay facility that provides hydroelectric power to certain mills in the province of Quebec. The province of Quebec informed us on December 30, 2011 that it intended to terminate our water rights associated with this facility and to require us to transfer property of the associated installation to the province for no consideration. The termination and transfer would be effective as of March 2, 2012. The province’s actions are not consistent with our understanding of the agreement in question. We continue to evaluate our legal options. The net book value of this hydroelectric facility was tested for impairment with the other assets in its asset group and no impairment was indicated. At this time, we believe that the remaining useful life of the assets remains unchanged, as we continue pursuing the renewal of our water rights at the facility. The carrying value of the long-lived assets associated with the Jim-Gray installation as of December 31, 2011 was approximately $95 million. If we are unable to renew the water rights at this facility, we will reevaluate the remaining useful life of these assets, which may result in accelerated depreciation and amortization charges in the first quarter of 2012.

We could be compelled to make additional environmental remediation payments in respect of certain sites we formerly owned and/or operated in the province of Newfoundland and Labrador.

On March 31, 2010, the Canadian Court dismissed a motion for declaratory judgment brought by the province of Newfoundland and Labrador, awarding costs in our favor, and thus confirmed our position that the five orders the province issued under section 99 of its Environmental Protection Act on November 12, 2009 were subject to the stay of proceedings pursuant to the Creditor Protection Proceedings. The province of Newfoundland and Labrador’s orders could have required us to proceed immediately with the environmental remediation of various sites we formerly owned or operated, some of which the province expropriated in December 2008. The Quebec Court of Appeal denied the province’s request for leave to appeal on May 18, 2010. An appeal of that decision is now pending before the Supreme Court of Canada, which heard the matter on November 16, 2011. If leave to appeal is ultimately granted and the appeal is allowed, we could be required to make additional environmental remediation payments without regard to the Creditor Protection Proceedings. Any additional environmental remediation payments required to be made by us could have a material adverse effect on our results of operations or financial condition. For information regarding our environmental matters, see Note 20, “Commitments and Contingencies – Environmental matters,” to our Consolidated Financial Statements.

We could experience disruptions in operations or increased labor costs due to labor disputes.

As of December 31, 2011, we employed approximately 10,400 people, of whom approximately 7,900 were represented by bargaining units. Our unionized employees are represented predominantly by the CEP and the CSN in Canada and predominantly by the United Steelworkers International in the U.S.

We have collective bargaining agreements in place covering the majority of our unionized employees, many of which have been recently renewed and revised. However, there can be no assurance that we will maintain continuously satisfactory agreements with all of our unionized employees or that we will finalize satisfactory agreements with the remaining unionized employees (which include approximately 200 wood workers in Quebec). Should we be unable to do so, it could result in strikes or other work stoppages by affected employees, which could cause us to experience a disruption of operations and affect our business, financial condition or results of operations.

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

Because our consolidated financial statements as of and for the year ended December 31, 2010 reflect adjustments related to the implementation of the Plans of Reorganization and the application of fresh start accounting as a result of our emergence from the Creditor Protection Proceedings, the consolidated financial statements of the Successor Company are not comparable to the consolidated financial statements of the Predecessor Company.

As of December 31, 2010, we applied fresh start accounting, pursuant to which the reorganization value, as derived from the enterprise value established in the Plans of Reorganization, was allocated to our assets and liabilities based on their fair values (except for deferred income taxes and pension and other postretirement (“OPEB”) benefit obligations) in accordance with FASB ASC 805, “Business Combinations,” with the excess of net asset values over the reorganization value recorded as an adjustment to equity. The amount of deferred income taxes recorded was determined in accordance with FASB ASC 740, “Income Taxes.” The amount of pension and OPEB benefit obligations recorded was determined in accordance with FASB ASC 715, “Compensation – Retirement Benefits.” Additionally, the implementation of the Plans of Reorganization, among other things, resulted in a new capital structure that replaced our historical pre-petition capital structure. The implementation of the Plans of Reorganization and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements as of December 31, 2010 and for periods subsequent to December 31, 2010 are not comparable to our consolidated financial statements for periods prior to December 31, 2010. For additional information, see Note 3, “Creditor Protection Proceedings,” to our Consolidated Financial Statements and “Plans of Reorganization” in Item 7.

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

There are significant holders of our common stock.

As publicly reported on SEDAR and with the SEC, there are several significant holders of our common stock who own a substantial percentage of the outstanding shares of our common stock. These holders may increase their percentage ownership of our common stock, including as a result of additional distributions pursuant to the Creditor Protection Proceedings. These holders may be in a position to influence the outcome of actions requiring shareholder approval, including, among other things, the election of board members. This concentration of ownership could also facilitate or hinder a negotiated change of control and consequently, impact the value of our common stock. Furthermore, the possibility that one or more of these holders may sell all or a large portion of our common stock in a short period of time may adversely affect the trading price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information regarding our owned properties is included in Item 1, “Business.”

In addition to the properties that we own, we also lease under long-term leases certain timberlands, office premises and office and transportation equipment and have harvesting rights with respect to certain timberlands. Information regarding timberland and operating leases and harvesting rights is included in Note 23, “Timberland and Operating Leases and Purchase Obligations,” to our Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

BCFC Bankruptcy and Insolvency Act Filing

As part of a negotiated resolution to certain objections to the Plans of Reorganization, as reflected in the U.S. Court’s order confirming the Chapter 11 Reorganization Plan, BCFC was dismissed from the CCAA proceedings and is expected to be dismissed from the Chapter 11 cases. In addition, BCFC has made an assignment for the benefit of its creditors under the Bankruptcy and Insolvency Act (Canada) (the “BIA”). BCFC appointed a trustee as its representative in the BIA filing, whose responsibilities are to prosecute its claims (including a disputed claim in the Creditor Protection Proceedings), distribute its property, if any, and others as provided by the BIA.

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

Subject to certain exceptions, all litigation against the entities subject to the Creditor Protection Proceedings (the “Debtors”) that arose out of pre-petition conduct or acts was subject to the automatic stay provisions of Chapter 11 and the CCAA and the orders of the Courts rendered thereunder and subject to certain exceptions, any recovery by the plaintiffs in those matters was treated consistently with all other general unsecured claims in the Creditor Protection Proceedings, i.e., to the extent a disputed general unsecured claim becomes an accepted claim, the claimholder would be entitled to receive a ratable amount of Successor Company common stock from the reserve established on the Emergence Date for this purpose, as discussed in Item 1, “Business – Emergence From Creditor Protection Proceedings.” As a result, we believe that these matters will not have a material adverse effect on our results of operations or financial position.

On March 31, 2010, the Canadian Court dismissed a motion for declaratory judgment brought by the province of Newfoundland and Labrador, awarding costs in our favor, and thus confirmed our position that the five orders the province issued under section 99 of its Environmental Protection Act on November 12, 2009 were subject to the stay of proceedings pursuant to the Creditor Protection Proceedings. The province of Newfoundland and Labrador’s orders could have required us to proceed immediately with the environmental remediation of various sites we formerly owned or operated, some of which the province expropriated in December 2008. The Quebec Court of Appeal denied the province’s request for leave to appeal on May 18, 2010. An appeal of that decision is now pending before the Supreme Court of Canada, which heard the matter on November 16, 2011. If leave to appeal is ultimately granted and the appeal is allowed, we could be required to make additional environmental remediation payments without regard to the Creditor Protection Proceedings, which payments could have a material impact on our results of operations or financial condition.

Since late 2001, Bowater, several other paper companies, and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury. These suits have been filed by approximately 1,800 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York and Texas. Approximately 1,000 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 645 claims remain. A motion to dismiss will be filed in each state for all matters related to products and premises where the plaintiffs did not file a claim in the Chapter 11 claims process. All Mississippi products and premises cases were dismissed, with other dismissals to follow. We expect that any resulting liability would be a general unsecured claim in the claims resolution process, which would be settled out of the share reserve and would not impact our results of operations and cash flows.

For a discussion of environmental matters to which we are subject, see Note 20, “Commitments and Contingencies – Environmental matters,” to our Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

On December 31, 2010, AbitibiBowater Inc. issued 17,010,728 shares of unregistered common stock to Donohue Corp. (“Donohue,” a wholly-owned subsidiary of AbitibiBowater Inc.) as part of an internal tax restructuring contemplated by the Plans of Reorganization. The shares were issued to Donohue in exchange for all of the outstanding shares of common stock of two of Donohue’s wholly-owned subsidiaries, each of which also was an indirect wholly-owned subsidiary of ours. We accounted for these shares as treasury stock in our Consolidated Balance Sheets. The shares are voting stock but, in accordance with applicable Delaware corporate law, they will not be entitled to vote on matters brought before our shareholders nor be counted for quorum purposes. If ever entitled to vote, e.g., on account of a change in applicable law, Donohue has agreed with us that the shares will be voted in proportion to the votes of non-affiliated shareholders on all matters. The issuance of the shares to Donohue was made without registration under the Securities Act of 1933 (as amended, the “Securities Act”) in reliance on the exemption from registration provided under section 4(2) thereof.

The high and low prices of our common stock for 2010 and 2011, by quarter, are set forth below. The data through December 9, 2010 reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Predecessor common stock:

2010
First quarter	$0.24	$0.09
Second quarter	$0.60	$0.09
Third quarter	$0.14	$0.01
Fourth quarter – October 1 – December 9	$0.08	$0.00

Successor common stock:

2010
Fourth quarter – December 10 – December 31	$25.15	$21.50

2011
First quarter	$30.54	$22.94
Second quarter	$28.34	$19.41
Third quarter	$21.18	$14.42
Fourth quarter	$18.20	$13.70

As of January 31, 2012, there were approximately 2,700 holders of record of the Successor Company’s common stock.

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

We did not repurchase any shares of common stock during 2010 and 2011 nor have we made any public announcement of plans or programs to date.

See Part III, Item 12 of this Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding our equity compensation plan.

The following graph compares the cumulative total return attained by shareholders on our common stock versus the cumulative total returns of the S&P 500 index and a peer group of five companies since December 10, 2010, the date the Successor Company’s common stock began trading following our emergence from the Creditor Protection Proceedings. The individual companies comprising the peer group are: Domtar Corporation, International Paper Company, UPM – Kymmene Corporation, Verso Paper Corp. and Weyerhaeuser Company. The graph tracks the performance of a $100 investment in our common stock on December 10, 2010, in the S&P 500 index on November 30, 2010 and in the peer group on November 30, 2010 (with the reinvestment of all dividends) to December 31, 2011. Data for periods prior to December 10, 2010 is not shown because of the Creditor Protection Proceedings and the fact that the financial results of the Successor Company are not comparable to the results of the Predecessor Company. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among AbitibiBowater, the S&P 500 Index, and a Peer Group

ITEM 6. SELECTED FINANCIAL DATA

The following table presents summary historical consolidated financial information for each of the last five years and should be read in conjunction with Items 7 and 8. The selected financial information for the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010 under the captions “Statement of Operations Data,” “Segment Sales Information,” “Statement of Cash Flows Data” and “Financial Position” shown below has been derived from our audited Consolidated Financial Statements. As discussed in Part I, Item 1, “Business,” of this Form 10-K, on October 29, 2007, Abitibi and Bowater became subsidiaries of AbitibiBowater Inc. Bowater was deemed to be the “acquirer” of Abitibi for accounting purposes and AbitibiBowater Inc. was deemed to be the successor to Bowater for purposes of U.S. securities laws and financial reporting. Therefore, the data set forth below reflects the results of operations and financial position of Bowater for the period before October 29, 2007 and those of both Abitibi and Bowater for periods beginning on or after October 29, 2007.

As previously discussed, the implementation of the Plans of Reorganization and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our Consolidated Financial Statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the consolidated financial statements of the Successor Company are not comparable to the consolidated financial statements of the Predecessor Company. For additional information, see Note 3, “Creditor Protection Proceedings,” to our Consolidated Financial Statements and “Plans of Reorganization” in Item 7.

	Successor	Predecessor
(In millions, except per share amounts or otherwise indicated)	2011	2010	2009	2008	2007
Statement of Operations Data
Sales	$4,756	$4,746	$4,366	$6,771	$3,876
Operating income (loss) (1)	198	(160)	(375)	(1,430)	(400)
Reorganization items, net (2)	–	1,901	(639)	–	–
Income (loss) before extraordinary item	39	2,775	(1,560)	(1,951)	(491)
Net income (loss) attributable to AbitibiBowater Inc. (3)	41	2,614	(1,553)	(2,234)	(490)
Basic net income (loss) per share attributable to AbitibiBowater Inc. common shareholders	0.42	45.30	(26.91)	(38.79)	(14.11)
Diluted net income (loss) per share attributable to AbitibiBowater Inc. common shareholders	0.42	27.63	(26.91)	(38.79)	(14.11)
Dividends declared per common share (4)	–	–	–	–	1.15
Segment Sales Information
Newsprint	$1,816	$1,804	$1,802	$3,238	$1,574
Coated papers	538	482	416	659	570
Specialty papers	1,275	1,321	1,331	1,829	800
Market pulp	659	715	518	626	600
Wood products	468	424	290	418	318
Other	–	–	9	1	14
	$4,756	$4,746	$4,366	$6,771	$3,876
Statement of Cash Flows Data
Net cash provided by (used in) operating activities	$198	$39	$46	$(420)	$(247)
Cash invested in fixed assets	97	81	101	186	128
	Successor		Predecessor
	2011	2010	2009	2008	2007
Financial Position
Fixed assets (5)	$2,502	$2,641	$3,897	$4,507	$5,733
Total assets	6,298	7,135	7,112	8,072	10,287
Long-term debt, including current portion (6) (7)	621	905	613	5,293	5,059
Total debt (6) (7)	621	905	1,499	5,970	5,648
Additional Information
Employees (number)	10,400	10,500	12,100	15,900	18,000

(1)

Operating income (loss) for 2011, 2010, 2009, 2008 and 2007 included a net gain on disposition of assets and other of $3 million, $30 million, $91 million, $49 million and $145 million, respectively, and included closure costs, impairment of assets other than goodwill and other related charges of $46 million, $11 million, $202 million, $481 million and $123 million, respectively. Operating loss for 2009 included $276 million of alternative fuel mixture tax credits (see Note 24,

“Alternative Fuel Mixture Tax Credits,” to our Consolidated Financial Statements for additional information). Operating loss for 2008 included impairment of goodwill charges of $810 million. Operating loss for 2007 included a charge for an arbitration award of $28 million.
(2)

Certain expenses, provisions for losses and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that were realized or incurred in the Creditor Protection Proceedings, including the impact of the implementation of the Plans of Reorganization and the application of fresh start accounting, were recorded in “Reorganization items, net” in our Consolidated Statements of Operations. For additional information, see Note 3, “Creditor Protection Proceedings – Reorganization items, net,” to our Consolidated Financial Statements.

(3)

Net loss attributable to AbitibiBowater Inc. in 2008 included a $256 million extraordinary loss for the non-cash write-off of the carrying value of our timber rights, water rights, leases and hydroelectric assets in the province of Newfoundland and Labrador, which were expropriated by the government of Newfoundland and Labrador in the fourth quarter of 2008. For additional information, see “Newfoundland and Labrador Expropriation” in Item 7.

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
(6)

As of the Emergence Date and pursuant to the Plans of Reorganization, all amounts outstanding under our debtor in possession financing arrangements and the Debtors’ pre-petition secured debt obligations were paid in full in cash and certain holders of allowed claims arising from the Debtors’ pre-petition unsecured debt obligations received their pro rata share of the Successor Company’s common stock. Additionally, upon the consummation of the Plans of Reorganization, we assumed the obligations in respect of the $850 million principal amount of 2018 Notes issued by an escrow subsidiary of ours. In 2011, we redeemed $264 million of principal amount of the 2018 Notes. For additional information, see Note 16, “Liquidity and Debt,” to our Consolidated Financial Statements.

(7)

Due to the commencement of the Creditor Protection Proceedings, our consolidated balance sheet as of December 31, 2009 included unsecured pre-petition debt obligations of $4,852 million included in liabilities subject to compromise, secured pre-petition debt obligations of $980 million included in current liabilities and pre-petition secured debt obligations of $34 million included in long-term debt, net of current portion.

ITEM	7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) provides information that we believe is useful in understanding our results of operations, cash flows and financial condition for the years ended December 31, 2011, 2010 and 2009. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements.

Business Strategy and Outlook

We emerged from the Creditor Protection Proceedings with a more flexible, lower-cost operating platform and a more conservative capital structure. Through aggressive capacity reductions, we streamlined our asset base and the substantial majority of our remaining assets have a competitive cost structure. We have reduced our debt levels from approximately $6.2 billion at the time of filing for creditor protection to $621 million as of December 31, 2011. We have substantially lowered our annual fixed costs, our debt service charges, as well as our SG&A expenses. We have also lowered overall manufacturing costs including significant reductions in salary and labor wages and costs.

During 2011, we experienced cost pressures as a result of inflation on our input costs, including higher energy and recycled fiber costs. We expect these cost pressures to continue in 2012; however, we also expect to mitigate some of the cost increases with actions to further lower manufacturing costs. Additionally, the Canadian dollar has a significant impact on the financial performance of our Canadian manufacturing sites. Based on our operating projections for 2012, a one-cent increase in the Canadian-U.S. dollar exchange rate is expected to decrease our annual operating income by approximately $16 million.

Our business strategy, which builds on the successful restructuring that began at the time of the Combination and continued through the Creditor Protection Proceedings, is based on three core areas of focus: operational excellence, corporate initiatives and strategic opportunities.

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

Corporate initiatives

Building on our focus to reduce manufacturing costs, we will continue our efforts to decrease overhead and spend our capital in a disciplined, strategic and focused manner, concentrated on the sites we believe are viable for the longer term.

Reducing debt and the associated interest charges is one of our primary financial goals. We believe this improves our financial flexibility and supports the implementation of our strategic objectives. In 2011, we redeemed $354 million of debt using the proceeds from the sale of our interest in Ontario power generation assets (ACH Limited Partnership, “ACH”) and cash on hand, as further discussed below under “Liquidity and Capital Resources.”

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

For example, on December 15, 2011, we announced an offer to purchase all of the issued and outstanding shares of Fibrek. Fibrek is a producer and marketer of virgin and recycled kraft pulp, operating three mills with a combined annual production capacity of approximately 760,000 metric tons. The consideration for the proposed transaction (the “Fibrek Transaction”) consists of cash and shares of our common stock, up to approximately Cdn$71.5 million and 3.7 million shares, if consummated. The offer, which is more fully described in the bid circular and other ancillary documentation we filed with the SEC, will expire at 5:00 p.m. (Eastern Standard Time) on March 9, 2012, unless it is further extended or withdrawn. At this time, there can be no assurance that the offer will be consummated on the terms currently proposed or at all.

Plans of Reorganization

As a result of the implementation of the Plans of Reorganization and the application of fresh start accounting, as well as other actions taken during the Creditor Protection Proceedings, the consolidated financial statements of the Successor Company are not comparable to the consolidated financial statements of the Predecessor Company. Beginning in 2011, the consolidated statements of operations of the Successor Company are and will continue to be significantly different from the Predecessor Company due to, among other things, the following:

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

•

the Predecessor Company’s consolidated statements of operations included significant costs for reorganization items, which were directly associated with or resulted from the reorganization and restructuring of the business. In 2011, we incurred and will continue to incur costs associated with the finalization of outstanding restructuring and reorganization matters, primarily for the resolution and settlement of disputed creditor claims. These post-emergence costs are recorded in “Other expense, net” in the Successor Company’s consolidated statements of operations; and

•

income taxes are no longer impacted by the valuation allowances established on substantially all of the Predecessor Company’s deferred income tax assets. Such valuation allowances were reversed in connection with the implementation of the Plans of Reorganization. As of December 31, 2011, we recorded approximately $1,858 million of deferred income tax assets, which were reduced by $564 million of valuation allowances. As a result, we do not expect to pay significant cash taxes until these deferred income tax assets are fully utilized.

Business and Financial Review

Overview

Through our subsidiaries, we manufacture newsprint, coated and specialty papers, market pulp and wood products. We operate pulp and paper manufacturing facilities in Canada, the United States and South Korea, as well as wood products manufacturing facilities and hydroelectric facilities in Canada.

As discussed further below, newsprint, coated papers and specialty papers (particularly lightweight and directory grades) experienced a decrease in North American demand in 2011 compared to 2010. Global shipments of market pulp increased during 2011 compared to 2010, primarily due to increased Chinese demand. Our wood products segment continues to be impacted by low demand due to a weak U.S. housing market.

As discussed above, due to the implementation of the Plans of Reorganization and the application of fresh start accounting, as well as other actions taken during the Creditor Protection Proceedings, the operating results and financial condition of the Successor Company are not comparable to the operating results and financial condition of the Predecessor Company.

Consolidated Results of Operations

Year Ended December 31, 2011 versus December 31, 2010

	Years Ended December 31,
	Successor	Predecessor
(In millions, except per share amounts)	2011	2010	Change
Sales	$4,756	$4,746	$10
Operating income (loss)	198	(160)	358
Net income attributable to AbitibiBowater Inc.	41	2,614	(2,573)
Net income per share attributable to AbitibiBowater Inc. – basic	0.42	45.30	(44.88)
Net income per share attributable to AbitibiBowater Inc. – diluted	0.42	27.63	(27.21)

Significant items that favorably (unfavorably) impacted operating income (loss):
Product pricing			$295
Shipments			(285)
Change in sales			10

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			134

Change in depreciation, amortization and cost of timber harvested			273

Change in distribution costs			6

Change in selling, general and administrative expenses			(3)

Change in closure costs, impairment and other related charges			(35)

Change in net gain on disposition of assets and other			(27)
			$358

Sales

Sales increased $10 million, or 0.2%, from $4,746 million in 2010 to $4,756 million in 2011. The increase was due to higher transaction prices for newsprint, coated papers, specialty papers and higher shipments for wood products, partially offset by lower transaction prices for market pulp and wood products and lower shipments for newsprint, coated papers, specialty papers and market pulp. The impact of each of these items is discussed further below under “Segment Results of Operations.”

Operating income (loss)

Operating income (loss) improved $358 million to operating income of $198 million in 2011 compared to an operating loss of $160 million in 2010. The above table presents the items that impacted operating income (loss). A brief explanation of the major items follows.

Cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $134 million in 2011 compared to 2010, primarily due to lower volumes ($201 million) and lower costs for energy ($9 million), fuel ($12 million) and labor and benefits ($82 million). These lower costs were partially offset by a significantly unfavorable currency exchange ($89 million, primarily due to the Canadian dollar) and higher costs for wood and fiber ($38 million), chemicals ($28 million), maintenance ($3 million) and other unfavorable cost variances. As discussed above, cost of sales, excluding depreciation, amortization and cost of timber harvested, in 2011 was unfavorably impacted by the increase in the carrying value of finished goods inventory as of December 31, 2010 to reflect fair value pursuant to fresh start accounting. In addition, as discussed above, such costs in 2011 were favorably impacted by lower costs for labor and benefits as a result of actions taken during the Creditor Protection Proceedings. Additionally, in the second quarter of 2011, we were approved for entry in the Northern Industrial Electricity Rate Program (“NIER Program”) in which we will earn rebates on electricity purchased and consumed by our paper mills in the province of Ontario from April 1, 2010 through March 31, 2013, provided we comply with the conditions of the program. During the second quarter of 2011, we recorded a rebate of approximately $19 million, of which approximately $14 million represented a retroactive rebate from April 1, 2010 through the first quarter of 2011.

Depreciation, amortization and cost of timber harvested decreased $273 million in 2011 compared to 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

Distribution costs decreased $6 million in 2011 compared to 2010 due to lower shipment volumes, partially offset by higher distribution costs per ton.

Selling, general and administrative expenses increased $3 million in 2011 compared to 2010, primarily due to the reversal of a $17 million bonus accrual in 2010, as well as approximately $12 million of corporate employee termination costs and approximately $5 million of transaction costs in connection with our proposed acquisition of Fibrek recorded in 2011, partially offset by our continued cost reduction initiatives, including salary reductions at the corporate level, as discussed above, the reversal of a capital tax reserve of approximately $4 million in 2011 and a lease termination fee of approximately $2 million in 2010 related to our head office in Montreal, Quebec.

We recorded closure costs, impairment and other related charges of $46 million in 2011 compared to $11 million in 2010. We recorded a net gain on disposition of assets and other of $3 million in 2011 compared to $30 million in 2010. For additional information, see “Segment Results of Operations – Corporate and Other” below.

Net income attributable to AbitibiBowater Inc.

Net income attributable to AbitibiBowater Inc. in 2011 was $41 million, or $0.42 per diluted common share, a decrease of $2,573 million, or $27.21 per diluted common share, compared to $2,614 million, or $27.63 per diluted common share, in 2010. The decrease was primarily due to reorganization items, net recorded in 2010 (which included a net gain of $3,553 million resulting from the implementation of the Plans of Reorganization and a net expense of $362 million resulting from the application of fresh start accounting), which is discussed further below under “Non-operating Items,” partially offset by the improvement in operating income (loss), as discussed above, and a decrease in other expense, net (primarily foreign exchange) and a decrease in interest expense, both of which are discussed further below under “Non-operating Items.” Additionally, in 2011, we recorded an income tax provision of $16 million compared to an income tax benefit of $1,606 million in 2010, which was primarily due to the reversal of our valuation allowances in connection with the implementation of the Plans of Reorganization (see Note 19, “Income Taxes,” to our Consolidated Financial Statements for additional information). The 2011 income tax provision included an unfavorable $38 million of reorganization-related tax adjustments, which resulted from our identification of certain adjustments associated with our previously-reported 2010 deferred income tax balance sheet accounts. We did not adjust any prior period amounts, as we do not believe that these adjustments are material to 2011 or any of our previously-issued financial statements.

Fourth Quarter of 2011 versus Fourth Quarter of 2010

Sales decreased $125 million, or 9.8%, from $1,272 million in the fourth quarter of 2010 to $1,147 million in the fourth quarter of 2011. The decrease was due to lower transaction prices for market pulp and wood products and lower shipments for newsprint, coated papers, specialty papers and market pulp, partially offset by higher transaction prices for newsprint, coated papers and specialty papers and higher shipments for wood products.

Operating income increased $36 million from $11 million in the fourth quarter of 2010 to $47 million in the fourth quarter of 2011. The increase was due to the following:

•

a decrease in cost of sales, excluding depreciation, amortization and cost of timber harvested, of $102 million, primarily due to a favorable currency exchange ($6 million, primarily due to the Canadian dollar), lower volumes ($75 million) and lower costs for energy ($5 million), fuel ($4 million), labor and benefits ($34 million) and other favorable cost variances, partially offset by higher costs for wood and fiber ($11 million), chemicals ($7 million) and maintenance ($10 million). As discussed above, cost of sales, excluding depreciation, amortization and cost of timber harvested, in 2011 was favorably impacted by lower costs for labor and benefits as a result of actions taken during the Creditor Protection Proceedings;

•

a decrease in depreciation, amortization and cost of timber harvested of $61 million, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above;

•	a decrease in distribution costs of $10 million due to lower shipment volumes, partially offset by higher distribution costs per ton; and

•

a decrease in selling, general and administrative expenses of $10 million, primarily due to our continued cost reduction initiatives, including salary reductions at the corporate level, as discussed above, the reversal of a capital tax reserve of approximately $4 million in the fourth quarter of 2011 and a lease termination fee of approximately $2 million in the fourth quarter of 2010 related to our head office in Montreal, Quebec, partially offset by approximately $5 million of transaction costs in connection with our proposed acquisition of Fibrek recorded in the fourth quarter of 2011.

The decreases in expenses discussed above were offset by the following:

•	the decrease in sales, as discussed above;

•	an increase in closure costs, impairment and other related charges of $6 million; and

•	a decrease in net gain on disposition of assets and other of $16 million, primarily due to a net gain related to a customer bankruptcy settlement in the fourth quarter of 2010.

Interest expense decreased $48 million from $66 million in the fourth quarter of 2010 to $18 million in the fourth quarter of 2011, primarily due to significantly lower debt levels in connection with our emergence from the Creditor Protection Proceedings, as well as debt redemptions of the 2018 Notes in 2011, as further discussed below under “Liquidity and Capital Resources.”

Other income, net was $3 million in the fourth quarter of 2011 compared to other expense, net of $121 million in the fourth quarter of 2010, primarily due to foreign currency exchange gains of $9 million in the fourth quarter of 2011 compared to foreign currency exchange losses of $124 million in the fourth quarter of 2010, as well as a net gain on extinguishment of debt of $2 million in the fourth quarter of 2011, partially offset by costs for the resolution and settlement of disputed creditor claims and other post-emergence activities associated with the Creditor Protection Proceedings of $12 million in the fourth quarter of 2011.

Net loss attributable to AbitibiBowater Inc. in the fourth quarter of 2011 was $6 million, or $0.06 per diluted common share, compared to $4,240 million of net income, or $44.82 per diluted common share, in the fourth quarter of 2010. The decrease was primarily due to reorganization items, net recorded in the fourth quarter of 2010 (which included a net gain of $3,553 million resulting from the implementation of the Plans of Reorganization and a net expense of $362 million resulting from the application of fresh start accounting), which is discussed further below under “Non-operating Items,” partially offset by the increase in operating income, the decrease in interest expense and the decrease in other expense, all of which are discussed above. Additionally, in the fourth quarter of 2011, we recorded an income tax provision of $42 million compared to an income tax benefit of $1,601 million in the fourth quarter of 2010, which was primarily due to the reversal of our valuation allowances in connection with the implementation of the Plans of Reorganization (see Note 19, “Income Taxes,” to our Consolidated Financial Statements for additional information). The income tax provision in the fourth quarter of 2011 included an unfavorable $48 million of reorganization-related tax adjustments, which resulted from our identification of certain adjustments associated with our previously-reported 2010 deferred income tax balance sheet accounts. We did not adjust any prior period amounts, as we do not believe that these adjustments are material to 2011 or any of our previously-issued financial statements.

Year Ended December 31, 2010 versus December 31, 2009

	0000000	0000000	0000000
	Predecessor
	Years Ended December 31,
(In millions, except per share amounts)	2010	2009	Change
Sales	$4,746	$4,366	$380
Operating loss	(160)	(375)	215
Net income (loss) attributable to AbitibiBowater Inc.	2,614	(1,553)	4,167
Net income (loss) per share attributable to AbitibiBowater Inc. – basic	45.30	(26.91)	72.21
Net income (loss) per share attributable to AbitibiBowater Inc. – diluted	27.63	(26.91)	54.54

Significant items that favorably (unfavorably) impacted operating loss:
Product pricing			$233
Shipments			147
Change in sales			380

Change in cost of sales and depreciation, amortization and cost of timber harvested			(272)

Change in distribution costs			(66)

Change in selling, general and administrative expenses			43

Change in closure costs, impairment and other related charges			191

Change in net gain on disposition of assets and other			(61)
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

Operating loss

Operating loss decreased $215 million from $375 million in 2009 to $160 million in 2010. The above table presents the items that impacted operating loss. A brief explanation of the major items follows.

Cost of sales and depreciation, amortization and cost of timber harvested increased $272 million in 2010 compared to 2009, primarily due to a significantly unfavorable currency exchange ($248 million, primarily due to the Canadian dollar), benefits from the alternative fuel mixture tax credits of $276 million that were recorded in 2009 (the fuel tax credit program expired at the end of 2009) and higher costs for maintenance ($26 million) and energy ($12 million). These higher costs were partially offset by lower volumes ($40 million) and lower costs for wood and fiber ($15 million), fuel ($8 million), chemicals ($21 million), labor and benefits ($55 million), depreciation ($109 million) and other favorable cost variances. For additional information regarding the alternative fuel mixture tax credits, see Note 24, “Alternative Fuel Mixture Tax Credits,” to our Consolidated Financial Statements.

Distribution costs increased $66 million in 2010 compared to 2009 due to higher distribution costs per ton and higher shipment volumes.

Selling, general and administrative expenses decreased $43 million in 2010 compared to 2009 due to our continued cost reduction initiatives and the reversal of a $17 million bonus accrual in 2010, as well as $10 million of costs incurred in 2009 related to our unsuccessful refinancing efforts. These decreases were partially offset by a $16 million reversal that was recorded in 2009 for previously recorded Canadian capital tax liabilities as a result of legislation which eliminated this tax, an accrual of approximately $7 million in 2010 for the 2010 short-term incentive plan and a lease termination fee of approximately $2 million in 2010 related to our head office in Montreal, Quebec.

We recorded closure costs, impairment and other related charges of $11 million in 2010 compared to $202 million in 2009. We recorded a net gain on disposition of assets and other of $30 million in 2010 compared to $91 million in 2009. For additional information, see “Segment Results of Operations – Corporate and Other” below.

Net income (loss) attributable to AbitibiBowater Inc.

Net income (loss) attributable to AbitibiBowater Inc. in 2010 was $2,614 million of net income, or $27.63 per diluted common share, an improvement of $4,167 million, or $54.54 per diluted common share, compared to $1,533 million of net loss, or $26.91 per diluted common share, in 2009. The improvement was primarily due to the decrease in operating loss, as discussed above, decreases in interest expense and reorganization items, net and an increase in income tax benefit, partially offset by the increase in other expense, net, all of which are discussed further below under “Non-operating Items.” As further discussed in Note 3, “Creditor Protection Proceedings – Reorganization items, net,” to our Consolidated Financial Statements, reorganization items, net in 2010 included a net gain of $3,553 million resulting from the implementation of the Plans of Reorganization and a net expense of $362 million resulting from the application of fresh start accounting. Additionally, in 2010, we recorded an income tax benefit of $1,606 million, primarily due to the reversal of our valuation allowances in connection with the implementation of the Plans of Reorganization (see Note 19, “Income Taxes,” to our Consolidated Financial Statements for additional information).

Non-operating Items - Years Ended December 31, 2011, 2010 and 2009

Interest expense

Interest expense decreased to $95 million in 2011 from $483 million in 2010 and $597 million in 2009. The decrease in interest expense in 2011 compared to 2010 was primarily due to significantly lower debt levels in connection with our emergence from the Creditor Protection Proceedings. Additionally, interest expense in 2010 included a cumulative adjustment of $43 million to increase the accrued interest on the unsecured U.S. dollar denominated debt obligations of the CCAA filers to a fixed exchange rate, as further discussed in Note 3, “Creditor Protection Proceedings – Reorganization items, net,” to our Consolidated Financial Statements. The decrease in interest expense in 2010 compared to 2009 was a result of ceasing to accrue interest on certain of our pre-petition debt obligations. In accordance with FASB ASC 852, during the Creditor Protection Proceedings, we recorded interest expense on our pre-petition debt obligations only to the extent that: (i) interest would be paid during the Creditor Protection Proceedings or (ii) it was probable that interest would be an allowed priority, secured or unsecured claim. As such, during the Creditor Protection Proceedings, we continued to accrue interest on the Debtors’ pre-petition secured debt obligations and, until the third quarter of 2010, the CCAA filers’ pre-petition unsecured debt obligations. See Note 3, “Creditor Protection Proceedings – Reorganization items, net,” to our Consolidated Financial Statements for a discussion of the reversal of post-petition accrued interest on the CCAA filers’ pre-petition unsecured debt obligations. Interest expense in 2010 also included accrued interest on the 2018 Notes, which were issued on October 4, 2010, as further discussed below under “Liquidity and Capital Resources.”

Other expense, net

Other expense, net in 2011 was $48 million, primarily comprised of foreign currency exchange losses of $21 million and costs for the resolution and settlement of disputed creditor claims and other post-emergence activities associated with the Creditor Protection Proceedings of $47 million, partially offset by net gains on extinguishment of debt of $6 million. Other expense, net in 2010 was $89 million, primarily comprised of foreign currency exchange losses. Other expense, net in 2009 was $71 million, primarily comprised of foreign currency exchange losses of $59 million, fees for waivers and amendments to our former accounts receivable securitization program of $23 million, as well as a loss on the sale of ownership interests in accounts receivable of $17 million, partially offset by $24 million of income, net from a subsidiary’s proceeds sharing arrangement related to a third party’s sale of timberlands.

Reorganization items, net

Pursuant to FASB ASC 852, we recorded reorganization items, net in 2010 of a credit of $1,901 million and expense of $639 million in 2009 for certain expenses, provisions for losses and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that were realized or incurred in the Creditor Protection Proceedings, including the impact of the implementation of the Plans of Reorganization (net gain of $3,553 million in 2010) and the application of fresh start accounting (net expense of $362 million in 2010). For additional information, see Note 3, “Creditor Protection Proceedings – Reorganization items, net,” to our Consolidated Financial Statements.

Income taxes

In 2011, an income tax provision of $16 million was recorded on income before income taxes of $55 million, resulting in an effective tax rate of 29%. The income tax provision included a favorable $63 million adjustment related to our reserves for unrecognized tax benefits, primarily due to the completion of certain tax authority examinations during the year, partially offset by an unfavorable $38 million of reorganization-related tax adjustments, which resulted from our identification of certain adjustments associated with our previously-reported 2010 deferred income tax balance sheet accounts. We did not adjust any prior period amounts, as we do not believe that these adjustments are material to 2011 or any of our previously-issued financial statements. Also impacting our effective tax rate in 2011 are unfavorable effects related to foreign exchange and the recording of valuation allowances on certain deferred income tax benefits not expected to be realized. For additional information, see Note 19, “Income Taxes,” to our Consolidated Financial Statements.

In 2010, an income tax benefit of $1,606 million was recorded on income before income taxes of $1,169 million, resulting in an effective tax rate of (137)%. The income tax benefit was primarily due to the reversal of our valuation allowances as part of the implementation of the Plans of Reorganization and the non-taxability of the gains on the Plans of Reorganization. See Note 19, “Income Taxes,” to our Consolidated Financial Statements.

In 2009, income tax benefits of $122 million were recorded on a loss before income taxes of $1,682 million, resulting in an effective tax rate of 7%. In 2009, income tax benefits of approximately $615 million generated on the majority of our losses were entirely offset by tax charges to increase our valuation allowance related to these tax benefits. Our effective tax rate in 2009 was primarily impacted by the valuation allowance, as described above, and the tax treatment on foreign currency gains and losses. Additionally, subsequent to the commencement of Abitibi’s CCAA proceedings, in 2009, we concluded that our investment in the common stock of Abitibi no longer had any value and therefore, we recorded a $308 million tax benefit for a worthless stock deduction, which represents the estimated tax basis in our investment in Abitibi of approximately $800 million. In addition, in 2009, we recorded a tax recovery of approximately $141 million related to the asset impairment charges associated with our investment in Manicouagan Power Company (“MPCo”) while it was an asset held for sale. For additional information, see Note 5, “Closure Costs, Impairment and Other Related Charges,” to our Consolidated Financial Statements.

Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates, primarily as a result of the tax treatment on foreign currency gains and losses. We have foreign subsidiaries whose unconsolidated local currency foreign exchange gains and losses are taxed in the local country. Upon consolidation, such gains and losses are eliminated, but we are still liable for the local country taxes. We also have foreign exchange gains and losses on the conversion of foreign currency denominated items, for which no tax expense or benefit is recorded. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate.

Financial Condition

Total assets were $6.3 billion as of December 31, 2011, a decrease of $0.8 billion compared to December 31, 2010, which was primarily due to the sale of our investment in ACH in 2011. Cash and cash equivalents were $369 million as of December 31, 2011, an increase of $50 million compared to December 31, 2010. For additional information regarding our liquidity, see “Liquidity and Capital Resources” below.

Segment Results of Operations

We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our primary product lines: newsprint, coated papers, specialty papers, market pulp and wood products. None of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net gain on disposition of assets and other, as well as other discretionary charges or credits are not allocated to our segments. Also excluded from our segment results are corporate and other items, which include costs associated with our unsuccessful refinancing efforts in 2009. These items are also analyzed separately from our segment results. Additionally, beginning in 2011, all SG&A expenses, excluding employee termination costs and certain discretionary charges, are allocated to our segments. Share-based compensation expense and depreciation expense are also allocated to our segments. For additional information regarding our segments, see Note 25, “Segment Information,” to our Consolidated Financial Statements.

As discussed above, due to the implementation of the Plans of Reorganization and the application of fresh start accounting, the operating results of the Successor Company are not comparable to the operating results of the Predecessor Company. To the extent that the items discussed above under “Plans of Reorganization” are allocated to our segments, the results of operations in 2011 for all of our segments were impacted by the actions taken during the Creditor Protection Proceedings, the implementation of the Plans of Reorganization and the application of fresh start accounting. Additionally, the results of operations in 2011 for all of our segments were impacted by the allocation of SG&A expenses, excluding employee termination costs and certain discretionary charges, to our segments, as discussed above.

Year Ended December 31, 2011 versus December 31, 2010

Newsprint

	Years Ended December 31,
	Successor	Predecessor
	2011	2010	Change
Average price (per metric ton)	$659	$600	$59
Average cost (per metric ton)	$627	$657	$(30)
Shipments (thousands of metric tons)	2,753	3,005	(252)
Downtime (thousands of metric tons)	102	738	(636)
Inventory at end of year (thousands of metric tons)	78	75	3

(In millions)
Segment sales	$1,816	$1,804	$12
Segment operating income (loss)	89	(171)	260

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing	$178
Shipments	(166)
Change in sales	12

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested	104

Change in depreciation, amortization and cost of timber harvested	152

Change in distribution costs	14

Change in selling, general and administrative expenses	(22)
$260

Segment sales increased $12 million, or 0.7%, from $1,804 million in 2010 to $1,816 million in 2011 due to higher transaction prices, partially offset by lower shipment volumes. Shipments in 2011 decreased 252,000 metric tons, or 8.4%, compared to 2010.

Downtime at our facilities was significantly lower in 2011 compared to 2010 due to permanent capacity reductions.

Segment operating income (loss) improved $260 million to operating income of $89 million in 2011 compared to an operating loss of $171 million in 2010. The above table presents the items that impacted operating income (loss). A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $104 million in 2011 compared to 2010, primarily due to lower volumes ($113 million) and lower costs for energy ($19 million), labor and benefits ($22 million) and other favorable cost variances, partially offset by an unfavorable currency exchange ($36 million, primarily due to the Canadian dollar) and higher costs for wood and fiber ($18 million). In addition, as discussed above, such costs in 2011 were favorably impacted by approximately $9 million for the NIER Program retroactive rebate recorded in the second quarter of 2011.

Segment depreciation, amortization and cost of timber harvested decreased $152 million in 2011 compared to 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

Segment distribution costs decreased $14 million in 2011 compared to 2010 due to lower shipment volumes, partially offset by higher distribution costs per ton.

Newsprint Third-Party Data: North American newsprint demand declined 7.4% and global newsprint demand declined 5.2% in 2011 compared to 2010. In 2011, North American net exports of newsprint were 4.2% lower than 2010. Inventories for North American mills as of December 31, 2011 were 192,000 metric tons, which is 1.1% higher than as of December 31, 2010. The North American operating rate for newsprint was 92% in both 2011 and 2010.

Coated Papers

	00000	00000	00000	00000
		Years Ended December 31,
		Successor	Predecessor
		2011	2010	Change
Average price (per short ton)		$819	$718	$101
Average cost (per short ton)		$732	$672	$60
Shipments (thousands of short tons)		657	671	(14)
Downtime (thousands of short tons)		6	10	(4)
Inventory at end of year (thousands of short tons)		26	20	6

(In millions)
Segment sales		$538	$482	$56
Segment operating income		57	31	26
000000

Significant items that favorably (unfavorably) impacted segment operating income:
Product pricing	$66
Shipments	(10)
Change in sales	56

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested	(15)

Change in depreciation, amortization and cost of timber harvested	(5)

Change in selling, general and administrative expenses	(10)
$26

Segment sales increased $56 million, or 11.6%, from $482 million in 2010 to $538 million in 2011 due to higher transaction prices, partially offset by lower shipment volumes.

Segment operating income increased $26 million to $57 million in 2011 compared to $31 million in 2010. The above table presents the items that impacted operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $15 million in 2011 compared to 2010, primarily due to higher costs for wood and fiber ($8 million), energy ($6 million), chemicals ($26 million) and other unfavorable cost variances, partially offset by lower volumes ($30 million).

Coated Papers Third-Party Data: North American demand for coated mechanical papers decreased 8.6% in 2011 compared to 2010. The North American operating rate for coated mechanical papers was 90% in 2011 compared to 88% in 2010. North American coated mechanical mill inventories were at 17 days of supply as of December 31, 2011 compared to 14 days of supply as of December 31, 2010.

Specialty Papers

	Years Ended December 31,
	Successor	Predecessor
	2011	2010	Change
Average price (per short ton)	$727	$687	$40
Average cost (per short ton)	$692	$709	$(17)
Shipments (thousands of short tons)	1,753	1,924	(171)
Downtime (thousands of short tons)	90	115	(25)
Inventory at end of year (thousands of short tons)	68	88	(20)

(In millions)
Segment sales	$1,275	$1,321	$(46)
Segment operating income (loss)	62	(44)	106

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing	$71
Shipments	(117)
Change in sales	(46)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested	89

Change in depreciation, amortization and cost of timber harvested	79

Change in distribution costs	4

Change in selling, general and administrative expenses	(20)
$106

Segment sales decreased $46 million, or 3.5%, from $1,321 million in 2010 to $1,275 million in 2011 due to lower shipment volumes, partially offset by higher transaction prices.

Segment operating income (loss) improved $106 million to operating income of $62 million in 2011 compared to an operating loss of $44 million in 2010. The above table presents the items that impacted operating income (loss). A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $89 million in 2011 compared to 2010, primarily due to lower volumes ($78 million) and lower costs for fuel ($14 million), labor and benefits ($23 million) and other favorable cost variances, partially offset by an unfavorable Canadian dollar currency exchange ($29 million). In addition, as discussed above, such costs in 2011 were favorably impacted by approximately $3 million for the NIER Program retroactive rebate recorded in the second quarter of 2011.

Segment depreciation, amortization and cost of timber harvested decreased $79 million in 2011 compared to 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

Segment distribution costs decreased $4 million in 2011 compared to 2010 due to lower shipment volumes, partially offset by higher distribution costs per ton.

Specialty Papers Third-Party Data: In 2011 compared to 2010, North American demand for supercalendered high gloss papers was down 4.2%, for lightweight and directory grades was down 20.8%, for standard uncoated mechanical papers was down 7.5% and in total for all specialty papers was down 7.8%. The North American operating rate for all specialty papers was 94% in 2011 compared to 91% in 2010. North American uncoated mechanical mill inventories were at 16 days of supply as of both December 31, 2011 and 2010.

Market Pulp

	00000	00000	00000	00000
		Years Ended December 31,
		Successor	Predecessor
		2011	2010	Change
Average price (per metric ton)		$731	$737	$(6)
Average cost (per metric ton)		$637	$596	$41
Shipments (thousands of metric tons)		902	970	(68)
Downtime (thousands of metric tons)		97	47	50
Inventory at end of year (thousands of metric tons)		79	58	21

(In millions)
Segment sales		$659	$715	$(56)
Segment operating income		85	137	(52)
000000	000000

Significant items that (unfavorably) favorably impacted segment operating income:
Product pricing	$(6)
Shipments	(50)
Change in sales	(56)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested	–

Change in depreciation, amortization and cost of timber harvested	19

Change in selling, general and administrative expenses	(15)
$(52)

Segment sales decreased $56 million, or 7.8%, from $715 million in 2010 to $659 million in 2011 due to lower shipment volumes and transaction prices.

Segment operating income decreased $52 million to $85 million in 2011 compared to $137 million in 2010. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, was unchanged in 2011 compared to 2010. An unfavorable Canadian dollar currency exchange ($10 million), higher costs for energy ($5 million) and other unfavorable cost variances were offset by lower volumes ($18 million) and lower costs for wood and fiber ($3 million) and labor and benefits ($3 million). In addition, as discussed above, such costs in 2011 were favorably impacted by approximately $2 million for the NIER Program retroactive rebate recorded in the second quarter of 2011.

Segment depreciation, amortization and cost of timber harvested decreased $19 million in 2011 compared to 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

Market Pulp Third-Party Data: World shipments for market pulp increased 3.5% in 2011 compared to 2010. Shipments were down 2.4% in Western Europe (the world’s largest pulp market), down 3.5% in North America, up 30.0% in China, down 2.7% in Latin America and up 0.1% in Africa and Asia (excluding China and Japan). World market pulp producers shipped at 91% of capacity in 2011 compared to 92% in 2010. World market pulp producer inventories of softwood and hardwood grades were at 36 days and 33 days, respectively, of supply as of December 31, 2011 compared to 25 days and 36 days, respectively, of supply as of December 31, 2010. World market pulp producer inventories of all grades were at 34 days of supply as of December 31, 2011 compared to 30 days of supply as of December 31, 2010.

Wood Products

	00000	00000	00000	00000
		Years Ended December 31,
		Successor	Predecessor
		2011	2010	Change
Average price (per thousand board feet)		$294	$304	$(10)
Average cost (per thousand board feet)		$310	$297	$13
Shipments (millions of board feet)		1,586	1,395	191
Downtime (millions of board feet)		560	954	(394)
Inventory at end of year (millions of board feet)		124	122	2

(In millions)
Segment sales		$468	$424	$44
Segment operating (loss) income		(25)	9	(34)
000000	000000

Significant items that (unfavorably) favorably impacted segment operating (loss) income:
Product pricing	$(14)
Shipments	58
Change in sales	44

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested	(55)

Change in depreciation, amortization and cost of timber harvested	9

Change in distribution costs	(15)

Change in selling, general and administrative expenses	(17)
$(34)

Segment sales increased $44 million, or 10.4%, from $424 million in 2010 to $468 million in 2011 due to higher shipment volumes, partially offset by lower transaction prices.

In 2011, downtime at our facilities was market related.

Segment operating (loss) income decreased $34 million to an operating loss of $25 million in 2011 compared to operating income of $9 million in 2010. The above table presents the items that impacted segment operating (loss) income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $55 million in 2011 compared to 2010, primarily due to an unfavorable Canadian dollar currency exchange ($14 million), higher volumes ($38 million) and higher costs for wood and fiber ($13 million) and other unfavorable cost variances, partially offset by lower costs for labor and benefits ($22 million).

Segment depreciation, amortization and cost of timber harvested decreased $9 million in 2011 compared to 2010, primarily as a result of actions taken during the Creditor Protection Proceedings and the application of fresh start accounting, as discussed above.

Segment distribution costs increased $15 million in 2011 compared to 2010 due to higher shipment volumes and higher distribution costs per ton.

Wood Products Third-Party Data: Privately-owned housing starts in the U.S. increased 24.9% to a seasonally-adjusted annual rate of 657,000 units in December 2011 compared to 526,000 units in December 2010.

Corporate and Other

The following table is included in order to facilitate the reconciliation of our segment sales and segment operating income (loss) to our total sales and operating income (loss) in our Consolidated Statements of Operations.

	Years Ended December 31,
	Successor	Predecessor
(In millions)	2011	2010	Change
Cost of sales, excluding depreciation, amortization and cost of timber harvested	$(14)	$(25)	$11

Depreciation, amortization and cost of timber harvested	–	(19)	19

Distribution costs	–	(3)	3

Selling, general and administrative expenses	(13)	(94)	81

Closure costs, impairment and other related charges	(46)	(11)	(35)

Net gain on disposition of assets and other	3	30	(27)
Operating loss	$(70)	$(122)	$52

Cost of sales, excluding depreciation, amortization and cost of timber harvested

Cost of sales, excluding depreciation, amortization and cost of timber harvested, in corporate and other included ongoing costs related to closed mills and other miscellaneous adjustments. Additionally, in 2011, we recorded charges of $3 million for write-downs of inventory as a result of the decision to cease paperboard production at our Coosa Pines paper mill, as well as the permanent closure of a paper machine at our Kenogami paper mill. Cost of sales, excluding depreciation, amortization and cost of timber harvested, in corporate and other in 2010 included approximately $31 million for ongoing costs related to closed mills.

Selling, general and administrative expenses

Beginning in 2011, all selling, general and administrative expenses, excluding employee termination costs and certain discretionary charges, are allocated to our segments. Prior to 2011, only direct selling expenses were allocated to our segments, with the balance of selling, general and administrative expenses included in corporate and other. In 2011, we recorded approximately $12 million of corporate employee termination costs and approximately $5 million of transaction costs in connection with our proposed acquisition of Fibrek, as well as the reversal of a capital tax reserve of approximately $4 million. In 2010, selling, general and administrative expenses included in corporate and other included the reversal of a $17 million bonus accrual, as well as a lease termination fee of approximately $2 million related to our head office in Montreal, Quebec.

Closure costs, impairment and other related charges

In 2011, we recorded closure costs, impairment and other related charges of $46 million for: (i) accelerated depreciation related to the permanent closures of a de-inking line at our Alma paper mill, a paper machine and a thermomechanical pulp line at our Baie-Comeau paper mill, as well as our Saint-Prime remanufacturing wood products facility; (ii) accelerated depreciation, long-lived asset impairment charges, severance costs and an OPEB benefit plan curtailment loss as a result of the decision to cease paperboard production at our Coosa Pines paper mill; (iii) long-lived asset impairment charges related to our Mokpo paper mill and certain scrapped equipment at our Calhoun paper mill; (iv) severance costs for an early retirement program for employees at our Mokpo paper mill; (v) accelerated depreciation, severance costs and a pension plan curtailment loss related to the permanent closure of a paper machine at our Kenogami paper mill and (vi) severance costs and a pension plan curtailment loss related to a workforce reduction at our Mersey operations.

In 2010, we recorded closure costs, impairment and other related charges of $11 million, primarily for the recording of a tax indemnification liability related to the 2009 sale of our investment in MPCo and long-lived asset impairment charges related to our previously permanently closed Covington, Tennessee facility, as well as costs for a lawsuit related to a closed mill and other miscellaneous adjustments to severance liabilities and asset retirement obligations.

For additional information, see Note 5, “Closure Costs, Impairment and Other Related Charges,” to our Consolidated Financial Statements.

Net gain on disposition of assets and other

In 2011, we recorded a net gain on disposition of assets of $3 million related to the sale of our investment in ACH, our Alabama River paper mill and various other assets. In 2010, we recorded a net gain on disposition of assets and other of $30 million, primarily related to the sale of various assets, as well as a net gain related to a customer bankruptcy settlement.

For additional information, see Note 6, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets and Other – Net gain on disposition of assets and other,” to our Consolidated Financial Statements.

Year Ended December 31, 2010 versus December 31, 2009

Newsprint

	000000000	000000000	000000000
	Predecessor
	Years Ended December 31,
	2010	2009	Change
Average price (per metric ton)	$600	$571	$29
Average cost (per metric ton)	$657	$682	$(25)
Shipments (thousands of metric tons)	3,005	3,157	(152)
Downtime (thousands of metric tons)	738	1,404	(666)
Inventory at end of year (thousands of metric tons)	75	117	(42)

(In millions)
Segment sales	$1,804	$1,802	$2
Segment operating loss	(171)	(353)	182
000000000

Significant items that favorably (unfavorably) impacted segment operating loss:
Product pricing	$93
Shipments	(91)
Change in sales	2

Change in cost of sales and depreciation, amortization and cost of timber harvested	211

Change in distribution costs	(22)

Change in selling, general and administrative expenses	(9)
$182

Segment sales increased $2 million, or 0.1%, from $1,802 million in 2009 to $1,804 million in 2010 due to higher transaction prices, offset by lower shipment volumes. Shipments in 2010 decreased 152,000 metric tons, or 4.8%, compared to 2009.

In 2010, downtime was primarily at indefinitely idled facilities.

Segment operating loss decreased $182 million to $171 million in 2010 compared to $353 million in 2009. The above table presents the items that impacted operating loss. A brief explanation of the major items follows.

Segment cost of sales and depreciation, amortization and cost of timber harvested decreased $211 million in 2010 compared to 2009, primarily due to lower volumes ($166 million), lower costs for wood and fiber ($7 million), energy ($4 million), fuel ($5 million), labor and benefits ($55 million), depreciation ($68 million) and other favorable cost variances. These lower costs were partially offset by an unfavorable currency exchange ($96 million, primarily due to the Canadian dollar), as well as benefits from the alternative fuel mixture tax credits of $15 million that were recorded in 2009. The average cost per ton decreased $30 in 2010 compared to 2009, excluding the benefit of $5 per ton credited in 2009 due to the benefits from the alternative fuel mixture tax credits in 2009.

Segment distribution costs increased $22 million in 2010 compared to 2009 due to higher distribution costs per ton, partially offset by lower shipment volumes.

Newsprint Third-Party Data: In 2010, North American newsprint demand declined 6.0% compared to 2009. In 2010, North American net exports of newsprint were 47.9% higher than 2009. Inventories for North American mills as of December 31, 2010 were 187,000 metric tons, which is 34.2% lower than as of December 31, 2009. The days of supply at the U.S. daily newspapers was 44 days as of December 31, 2010 compared to 47 days as of December 31, 2009. The North American operating rate for newsprint was 92% in 2010 compared to 75% in 2009.

Coated Papers

	000000000	000000000	000000000
	Predecessor
	Years Ended December 31,
	2010	2009	Change
Average price (per short ton)	$718	$730	$(12)
Average cost (per short ton)	$672	$574	$98
Shipments (thousands of short tons)	671	571	100
Downtime (thousands of short tons)	10	114	(104)
Inventory at end of year (thousands of short tons)	20	22	(2)

(In millions)
Segment sales	$482	$416	$66
Segment operating income	31	89	(58)
000000000

Significant items that (unfavorably) favorably impacted segment operating income:
Product pricing	$(6)
Shipments	72
Change in sales	66

Change in cost of sales and depreciation, amortization and cost of timber harvested	(117)

Change in distribution costs	(6)

Change in selling, general and administrative expenses	(1)
$(58)

Segment sales increased $66 million, or 15.9%, from $416 million in 2009 to $482 million in 2010 due to significantly higher shipment volumes, partially offset by lower transaction prices.

Segment operating income decreased $58 million to $31 million in 2010 compared to $89 million in 2009. The above table presents the items that impacted operating income. A brief explanation of the major items follows.

Segment cost of sales and depreciation, amortization and cost of timber harvested increased $117 million in 2010 compared to 2009, primarily due to benefits from the alternative fuel mixture tax credits of $62 million that were recorded in 2009, higher volumes ($31 million) and higher costs for wood and fiber ($10 million), fuel ($2 million), chemicals ($8 million), labor and benefits ($2 million), maintenance ($7 million) and depreciation ($2 million), partially offset by favorable cost variances. The average cost per ton decreased $11 in 2010 compared to 2009, excluding the benefit of $109 per ton credited in 2009 due to the benefits from the alternative fuel mixture tax credits in 2009.

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

Specialty Papers

	Predecessor
	Years Ended December 31,
	2010	2009	Change
Average price (per short ton)	$687	$731	$(44)
Average cost (per short ton)	$709	$685	$24
Shipments (thousands of short tons)	1,924	1,819	105
Downtime (thousands of short tons)	115	521	(406)
Inventory at end of year (thousands of short tons)	88	86	2

(In millions)
Segment sales	$1,321	$1,331	$(10)
Segment operating (loss) income	(44)	85	(129)

Significant items that (unfavorably) favorably impacted segment operating (loss) income:
Product pricing			$(82)
Shipments			72
Change in sales			(10)

Change in cost of sales and depreciation, amortization and cost of timber harvested			(114)

Change in distribution costs			(3)

Change in selling, general and administrative expenses			(2)
			$(129)

Segment sales decreased $10 million, or 0.8%, from $1,331 million in 2009 to $1,321 million in 2010 due to lower average transaction prices, partially offset by higher shipment volumes.

In 2010, downtime at our facilities was market related.

Segment operating (loss) income decreased $129 million to an operating loss of $44 million in 2010 compared to $85 million of operating income in 2009. The above table presents the items that impacted operating (loss) income. A brief explanation of the major items follows.

Segment cost of sales and depreciation, amortization and cost of timber harvested increased $114 million in 2010 compared to 2009, primarily due to an unfavorable Canadian dollar currency exchange ($78 million), benefits from the alternative fuel mixture tax credits of $34 million that were recorded in 2009, higher volumes ($8 million) and higher costs for energy ($23 million), maintenance ($10 million) and other unfavorable cost variances. These higher costs were partially offset by lower costs for wood and fiber ($3 million), depreciation ($23 million), chemicals ($14 million) and fuel ($3 million). The average cost per ton increased $5 in 2010 compared to 2009, excluding the benefit of $19 per ton credited in 2009 due to the benefits from the alternative fuel mixture tax credits in 2009.

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

Market Pulp

	Predecessor
	Years Ended December 31,
	2010	2009	Change
Average price (per metric ton)	$737	$548	$189
Average cost (per metric ton)	$596	$430	$166
Shipments (thousands of metric tons)	970	946	24
Downtime (thousands of metric tons)	47	138	(91)
Inventory at end of year (thousands of metric tons)	58	53	5

(In millions)
Segment sales	$715	$518	$197
Segment operating income	137	112	25

Significant items that favorably (unfavorably) impacted segment operating income:
Product pricing			$180
Shipments			17
Change in sales			197

Change in cost of sales and depreciation, amortization and cost of timber harvested			(159)

Change in distribution costs			(10)

Change in selling, general and administrative expenses			(3)
			$25

Segment sales increased $197 million, or 38.0%, from $518 million in 2009 to $715 million in 2010 due to significantly higher transaction prices and slightly higher shipment volumes.

Segment operating income increased $25 million to $137 million in 2010 compared to $112 million in 2009. The above table presents the items that impacted operating income. A brief explanation of the major items follows.

Segment cost of sales and depreciation, amortization and cost of timber harvested increased $159 million in 2010 compared to 2009, primarily due to benefits from the alternative fuel mixture tax credits of $165 million that were recorded in 2009, an unfavorable Canadian dollar currency exchange ($26 million), higher costs for maintenance ($6 million) and other unfavorable cost variances. These higher costs were partially offset by lower volumes ($10 million) and lower costs for energy ($2 million), fuel ($2 million), chemicals ($13 million), labor and benefits ($15 million) and depreciation ($3 million). The average cost per ton decreased $9 in 2010 compared to 2009, excluding the benefit of $175 per ton credited in 2009 due to the benefits from the alternative fuel mixture tax credits in 2009.

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

Wood Products

	Predecessor
	Years Ended December 31,
	2010	2009	Change
Average price (per thousand board feet)	$304	$254	$50
Average cost (per thousand board feet)	$297	$303	$(6)
Shipments (millions of board feet)	1,395	1,143	252
Downtime (millions of board feet)	954	1,761	(807)
Inventory at end of year (millions of board feet)	122	106	16

(In millions)
Segment sales	$424	$290	$134
Segment operating income (loss)	9	(56)	65

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing			$57
Shipments			77
Change in sales			134

Change in cost of sales and depreciation, amortization and cost of timber harvested			(54)

Change in distribution costs			(17)

Change in selling, general and administrative expenses			2
			$65

Segment sales increased $134 million, or 46.2%, from $290 million in 2009 to $424 million in 2010 due to significantly higher shipment volumes and transaction prices. Despite a decrease in U.S. housing starts, shipments were higher in 2010, primarily due to an increase in Canadian housing starts.

In 2010, downtime at our facilities was market related.

Segment operating income (loss) improved $65 million to operating income of $9 million in 2010 compared to a $56 million operating loss in 2009. The above table presents the items that impacted operating income (loss). A brief explanation of the major items follows.

Segment cost of sales and depreciation, amortization and cost of timber harvested increased $54 million in 2010 compared to 2009, primarily due to an unfavorable Canadian dollar currency exchange ($48 million) and higher volumes ($105 million), partially offset by lower costs for wood ($14 million), energy ($5 million), depreciation ($6 million), labor and benefits ($12 million), administrative overhead ($38 million) and other favorable cost variances.

Segment distribution costs increased $17 million in 2010 compared to 2009 due to higher shipment volumes and higher distribution costs per ton.

Wood Products Third-Party Data: Privately-owned housing starts in the U.S. decreased 8.2% in December 2010 compared to December 2009.

Corporate and Other

The following table is included in order to facilitate the reconciliation of our segment sales and segment operating income (loss) to our total sales and operating income (loss) in our Consolidated Statements of Operations.

	Predecessor
	Years Ended December 31,
(In millions)	2010	2009	Change
Sales	$–	$9	$(9)

Cost of sales and depreciation, amortization and cost of timber harvested	(44)	(8)	(36)

Distribution (costs) credit	(3)	6	(9)

Selling, general and administrative expenses	(94)	(148)	54

Closure costs, impairment and other related charges	(11)	(202)	191

Net gain on disposition of assets and other	30	91	(61)
Operating loss	$(122)	$(252)	$130

Cost of sales and depreciation, amortization and cost of timber harvested

Cost of sales and depreciation, amortization and cost of timber harvested in 2010 included an accrual of approximately $6 million for the 2010 short-term incentive plan and approximately $31 million for ongoing costs related to closed mills. Cost of sales and depreciation, amortization and cost of timber harvested in 2009 included $17 million for the write-down of inventory, primarily associated with our Alabama River, Alabama and Dalhousie, New Brunswick mills, as well as two paper machines at our Calhoun mill.

Selling, general and administrative expenses

The decrease in selling, general and administrative expenses in 2010 compared to 2009 was due to our continued cost reduction initiatives, the reversal of a $17 million bonus accrual in 2010, as well as $10 million of costs incurred in 2009 related to our unsuccessful refinancing efforts. These decreases were partially offset by a $16 million reversal that was recorded in 2009 for previously recorded Canadian capital tax liabilities as a result of legislation which eliminated this tax, an accrual of approximately $7 million in 2010 for the 2010 short-term incentive plan and a lease termination fee of approximately $2 million in 2010 related to our head office in Montreal, Quebec.

Closure costs, impairment and other related charges

In 2010, we recorded closure costs, impairment and other related charges of $11 million, primarily for the recording of a tax indemnification liability related to the 2009 sale of our investment in MPCo and long-lived asset impairment charges related to our previously permanently closed Covington, Tennessee facility, as well as costs for a lawsuit related to a closed mill and other miscellaneous adjustments to severance liabilities and asset retirement obligations.

In 2009, we recorded closure costs, impairment and other related charges of $202 million, primarily for asset impairment charges related to assets held for sale for our interest in MPCo, as well as certain of our newsprint mill assets, accelerated depreciation charges for two paper machines at our Calhoun mill, which were previously indefinitely idled, and additional asset impairment charges primarily related to two previously permanently closed mills. In addition, in 2009, we recorded severance and other costs related to the permanent closures of our Westover, Alabama sawmill and Goodwater, Alabama planer mill operations and the continued idling of our Alabama River newsprint mill.

For additional information, see Note 5, “Closure Costs, Impairment and Other Related Charges,” to our Consolidated Financial Statements.

Net gain on disposition of assets and other

In 2010, we recorded a net gain on disposition of assets and other of $30 million, primarily related to the sale of various assets, as well as a net gain related to a customer bankruptcy settlement. In 2009, we recorded a net gain on disposition of assets and other of $91 million, primarily related to the sale of 491,356 acres of timberlands, primarily located in Quebec, Canada and other assets.

For additional information, see Note 6, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets and Other – Net gain on disposition of assets and other,” to our Consolidated Financial Statements.

Liquidity and Capital Resources

Overview

In addition to cash and cash equivalents and net cash provided by operations, our principal external source of liquidity is the ABL Credit Facility, which is defined and discussed below. As of December 31, 2011, we had cash and cash equivalents of $369 million and had $515 million of availability under the ABL Credit Facility. We believe that these sources provide us with adequate liquidity. In 2012, we anticipate that we may use cash on hand to redeem additional 2018 Notes pursuant to existing redemption features in the notes indenture. In addition, if we consummate the Fibrek Transaction, we would expect to use cash on hand to pay the cash portion of the consideration of up to Cdn$71.5 million ($70 million, based on the exchange rate in effect on December 31, 2011) and to repay Fibrek’s existing outstanding indebtedness, which, as of December 31, 2011, was approximately Cdn$112 million ($109 million, based on the exchange rate in effect on December 31, 2011).

On May 27, 2011, we announced the sale of our 75% equity interest in ACH. Cash proceeds from the sale, including cash available at closing, were approximately Cdn$290 million ($296 million, based on the exchange rate in effect on May 27, 2011). The proceeds were applied in accordance with the terms of the 2018 Notes indenture, which requires, among other things, that the first $100 million of net proceeds from the sale of certain assets, including our interest in ACH, be used to redeem 2018 Notes (including accrued and unpaid interest) if the closing occurs within six months of the Emergence Date (as further discussed below). We also used the ACH proceeds to redeem an additional $85 million of principal amount of the 2018 Notes and repaid $90 million of other long-term debt (as further discussed below). The purchaser assumed the outstanding debt of ACH. Accordingly, ACH’s total long-term debt ($280 million as of December 31, 2010) is no longer reflected in our Consolidated Balance Sheet.

As further discussed below, on November 4, 2011, we redeemed an additional $85 million of principal amount of the 2018 Notes.

10.25 % senior secured notes due 2018

On December 9, 2010, AbitibiBowater Inc. and each of its material, wholly-owned U.S. subsidiaries entered into a supplemental indenture with Wells Fargo Bank, National Association, as trustee and collateral agent, pursuant to which AbitibiBowater Inc. assumed the obligations of ABI Escrow Corporation with respect to $850 million in aggregate principal amount of 10.25% senior secured notes due 2018 (the “2018 Notes” or “notes”), originally issued on October 4, 2010 pursuant to an indenture as of that date (as supplemented, the “indenture”). ABI Escrow Corporation was a wholly-owned subsidiary of AbitibiBowater Inc. created solely for the purpose of issuing the 2018 Notes. The notes were issued in a private placement exempt from registration under the Securities Act. Interest is payable on the notes on April 15 and October 15 of each year beginning on April 15, 2011, until their maturity date of October 15, 2018. In accordance with certain conditions in the indenture, the net proceeds of the notes offering were placed into an escrow account on October 4, 2010. On December 9, 2010, upon satisfaction of the escrow conditions, the funds deposited into escrow were released to AbitibiBowater Inc. and we used the net proceeds to repay certain indebtedness pursuant to the Plans of Reorganization. On May 12, 2011, the indenture was amended and restated in its entirety to make certain technical corrections and conforming changes.

The notes are and will be guaranteed by our current and future wholly-owned material U.S. subsidiaries (the “guarantors”) and are secured on a first priority basis, subject to permitted liens, by the capital stock of our subsidiaries (limited to 65% of the capital stock in first tier foreign subsidiaries) now owned or acquired in the future by AbitibiBowater Inc. and the guarantors and substantially all of AbitibiBowater Inc.’s and the guarantors’ assets (other than certain excluded assets and assets that are first priority collateral in respect of the ABL Credit Facility) now owned or acquired in the future. The notes and the guarantees are also secured on a second priority basis by the collateral securing the ABL Credit Facility, including accounts receivable, inventory and cash deposit and investment accounts.

The notes rank equally in right of payment with all of AbitibiBowater Inc.’s post-emergence senior indebtedness and senior in right of payment to all of its subordinated indebtedness. The note guarantees rank equally in right of payment with all of the guarantors’ post-emergence senior indebtedness and are senior in right of payment to all of the guarantors’ post-emergence subordinated indebtedness. In addition, the notes are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the notes. The notes and the guarantees are also effectively junior to indebtedness under the ABL Credit Facility to the extent of the value of the collateral that secures the ABL Credit Facility on a first priority basis and to indebtedness secured by assets that are not collateral securing the 2018 Notes to the extent of the value of such assets.

At any time prior to October 15, 2014, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a “make-whole” premium. We may also redeem some or all of the notes on and after October 15, 2014, at a redemption price of 105.125% of the principal amount thereof if redeemed during the twelve-month period beginning on October 15, 2014, 102.563% of the principal amount thereof if redeemed during the twelve-month period beginning on October 15, 2015, and 100% of the principal amount thereof if redeemed on or after October 15, 2016, plus, in each case, accrued and unpaid interest. We may also redeem up to 35% of the notes using the proceeds of certain equity offerings completed before October 15, 2013 at a redemption price of 110.250% of the principal amount thereof, plus accrued and unpaid interest. Prior to October 15, 2013, we may also redeem up to 10% of the notes per twelve-month period at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. If we experience specific kinds of changes in control, we must offer to purchase the notes at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest. For certain of our assets, including our interest in ACH, sold within six months of the Emergence Date, we must use the first $100 million of the net proceeds received from any such sales to redeem a portion of the notes at a redemption price of 105% of the principal amount plus accrued and unpaid interest. If we sell certain of our assets thereafter, and we do not use the proceeds to pay down certain indebtedness, purchase additional assets or make capital expenditures, each as specified in the indenture, we must offer to purchase the notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date with the net cash proceeds from the asset sale.

On June 13, 2011, we applied the first $100 million of net proceeds from the sale of ACH (as discussed above) to redeem $94 million of principal amount of the 2018 Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest. Additionally, on both June 29, 2011 and November 4, 2011, we redeemed $85 million of principal amount of the 2018 Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. As a result of these redemptions, during the year ended December 31, 2011, we recorded net gains on extinguishment of debt of $6 million, which were included in “Other expense, net” in our Consolidated Statements of Operations.

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

As a result of our application of fresh start accounting, as of December 31, 2010, the 2018 Notes were recorded at their fair value of $905 million, which resulted in a premium of $55 million, which is being amortized to interest expense using the effective interest method over the term of the notes. As of December 31, 2011, the carrying value of the 2018 Notes was $621 million, which included the unamortized premium of $35 million.

In connection with the issuance of the notes, during 2010, we incurred fees of $27 million, which were written off to “Reorganization items, net” in our Consolidated Statements of Operations as a result of the application of fresh start accounting.

ABL Credit Facility

On December 9, 2010, AbitibiBowater Inc. and three of its post-emergence wholly-owned subsidiaries, AbiBow US Inc. and AbiBow Recycling LLC, (collectively, the “U.S. Borrowers”) and AbiBow Canada Inc. (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”) entered into a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) with certain lenders and Citibank, N.A., as administrative agent and collateral agent (the “agent”).

On October 28, 2011, the Borrowers and the subsidiaries of AbitibiBowater Inc. that are guarantors of the ABL Credit Facility entered into an amendment (the “amendment”) to the credit agreement that governs the ABL Credit Facility. The ABL Credit Facility, as amended, provides for an asset-based, revolving credit facility with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability, including a $60 million (increased from $20 million) swingline sub-facility and a $200 million (increased from $150 million) letter of credit sub-facility. The ABL Credit Facility includes a $400 million tranche available to the Borrowers and a $200 million tranche available solely to the U.S. Borrowers, in each case subject to the borrowing base availability of those Borrowers. The ABL Credit Facility also provides for an uncommitted incremental loan facility of up to $100 million, subject to certain terms and conditions set forth in the ABL Credit Facility. The amendment extends the maturity of the ABL Credit Facility from December 9, 2014 to October 28, 2016.

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

The borrowing base availability of each borrower is subject to certain reserves, which are established by the agent in its discretion. The reserves may include dilution reserves, inventory reserves, rent reserves and any other reserves that the agent determines are necessary and have not already been taken into account in the calculation of the borrowing base. As of December 31, 2010, an additional reserve of $286 million was in place against the borrowing base of the Canadian Borrower until the adoption, by the governments of Quebec and Ontario, of regulations to implement previously-announced funding relief with respect to aggregate solvency deficits in our material Canadian registered pension plans, as discussed in Note 18, “Pension and Other Postretirement Benefit Plans – Canadian pension funding relief,” to our Consolidated Financial Statements. As of the third quarter of 2011, both the provinces of Quebec and Ontario had adopted these funding relief regulations. As a result, this reserve against the borrowing base of the Canadian Borrower was removed in the third quarter of 2011.

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

Borrowings under the ABL Credit Facility bear interest at a rate equal to, at the Borrower’s option, the base rate, the Canadian prime rate or the Eurodollar rate, in each case plus an applicable margin. The base rate under the ABL Credit Facility equals the greater of: (i) the agent’s base rate, (ii) the Federal Funds rate plus 0.5%, (iii) the agent’s rate for certificates of deposit having a term of three months plus 0.5% or (iv) the Eurodollar rate for a one month interest period plus 1.0%. The amendment reduced the interest rate margin applicable to borrowings under the ABL Credit Facility to 1.75% – 2.25% per annum with respect to Eurodollar rate and bankers’ acceptance rate borrowings (reduced from 2.75% – 3.25%) and 0.75% – 1.25% per annum with respect to base rate and Canadian prime rate borrowings (reduced from 1.75% – 2.25%), in each case depending on excess availability under the ABL Credit Facility. The applicable margin is subject, in each case, to monthly pricing adjustments based on the average monthly excess availability under the ABL Credit Facility, with such adjustments commencing after the end of the second full fiscal quarter following the Emergence Date.

In addition to paying interest on the outstanding borrowings under the ABL Credit Facility, the Borrowers are required to pay a fee in respect of unutilized commitments, which was equal to 0.75% per annum initially. Commencing after the end of the second full fiscal quarter following the Emergence Date, the fee is subject to monthly pricing adjustments based on the unutilized commitment of the ABL Credit Facility over the prior month. Initially, the Borrowers were required to pay a fee equal to 0.75% per annum when the unutilized commitment of the ABL Credit Facility was greater than or equal to 50% of the total commitments and 0.50% per annum when the unutilized commitment of the ABL Credit Facility was less than 50% of the total commitments. The amendment reduced the unutilized commitment fee payable by the Borrowers under the ABL Credit Facility to 0.375% – 0.50% per annum, subject to monthly pricing adjustments based on the unutilized commitment of the ABL Credit Facility. The Borrowers must also pay a fee on outstanding letters of credit under the ABL Credit Facility at a rate equal to the applicable margin in respect of Eurodollar borrowings, plus a facing fee as agreed to in writing from time to time, and certain administrative fees.

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

The ABL Credit Facility contains customary covenants for asset-based credit agreements of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence and repayment of indebtedness; (iii) restrictions on the existence or incurrence of liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on transactions with affiliates; (viii) restrictions on amendments or modifications to the Canadian pension and benefit plans and (ix) restrictions on modifications to material indebtedness. Additionally, the amendment reduced to 1.0:1.0 (reduced from 1.1:1.0) the minimum consolidated fixed charge coverage ratio required if at any time excess availability falls below the greater of: (i) $60 million and (ii) 12.5% of the lesser of (A) the total commitments and (B) the borrowing base then in effect. Prior to the effectiveness of the amendment, this springing fixed charge coverage ratio covenant was triggered if excess availability fell below 15% of the total commitments then in effect. The amendment also eases certain other covenants, including covenants restricting our ability to: (i) prepay certain indebtedness, (ii) consummate permitted acquisitions and (iii) make certain restricted payments. Subject to customary grace periods and notice requirements, the ABL Credit Facility also contains customary events of default.

As of December 31, 2011, the Borrowers had no borrowings and $62 million of letters of credit outstanding under the ABL Credit Facility. As of December 31, 2011, we had $515 million of availability under the ABL Credit Facility, which was comprised of $280 million for the U.S. Borrowers and $235 million for the Canadian Borrower.

In accordance with its stated purpose, the proceeds of the ABL Credit Facility were used to fund amounts payable under the Plans of Reorganization and can be used by us for, among other things, working capital, capital expenditures, permitted acquisitions and other general corporate purposes. Upon receipt of the North American Free Trade Agreement (“NAFTA”) settlement amount (see Note 3, “Creditor Protection Proceedings – Reorganization items, net,” to our Consolidated Financial Statements), we repaid the $100 million we had borrowed on the Emergence Date under the ABL Credit Facility.

As consideration for amending the ABL Credit Facility in 2011 and entering into the ABL Credit Facility in 2010, during 2011 and 2010, we incurred fees of $3 million and $19 million, respectively, which were recorded as deferred financing costs in “Other assets” in our Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively, and are being amortized to interest expense over the term of the facility.

Promissory note

As of December 31, 2010, ANC, which operates our newsprint mill in Augusta, Georgia, was owned 52.5% by us. Our consolidated financial statements included this entity on a fully consolidated basis. On January 14, 2011, we acquired the noncontrolling interest in ANC and ANC became a wholly-owned subsidiary of ours. As part of the consideration for the transaction, ANC paid cash of $15 million and issued a secured promissory note (the “note”) in the principal amount of $90 million. On June 30, 2011, the note, including accrued interest, was repaid with cash in full.

Flow of funds

Summary of cash flows

A summary of cash flows for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Successor	Predecessor
(In millions)	2011	2010	2009
Net cash provided by operating activities	$198	$39	$46
Net cash provided by investing activities	245	96	484
Net cash (used in) provided by financing activities	(393)	(572)	34
Net increase (decrease) in cash and cash equivalents	$50	$(437)	$564

Cash provided by operating activities

The $159 million increase in cash provided by operating activities in 2011 compared to 2010 was primarily due to operating income in 2011 compared to an operating loss in 2010, lower interest payments in 2011 compared to 2010 (primarily due to significantly lower debt levels in connection with our emergence from the Creditor Protection Proceedings) and lower cash reorganization and restructuring costs, as well as a larger increase in cash generated by the changes in working capital in 2011 compared to 2010. These increases in cash provided by operating activities were partially offset by higher pension contributions in 2011 (primarily due to voluntary additional and prepaid contributions to our Canadian pension plans in the third quarter of 2011 and suspended contributions of prior service costs to our Canadian pension plans in 2010 as a result of the Creditor Protection Proceedings), as well as the receipt of the NAFTA settlement in 2010 (see “Newfoundland and Labrador Expropriation” below for additional information).

The $7 million decrease in cash provided by operating activities in 2010 compared to 2009 was primarily due to the alternative fuel mixture tax credits received in 2009 and payments in 2010 related to our emergence from the Creditor Protection Proceedings for professional fees, administrative, priority and convenience claims and a backstop commitment agreement termination fee related to a rights offering that we elected not to pursue. These decreases in cash provided by operating activities were partially offset by reductions in our pension contributions and SG&A expenses in 2010, as well as the receipt of the NAFTA settlement in 2010.

Cash provided by investing activities

The $149 million increase in cash provided by investing activities in 2011 compared to 2010 was primarily due to higher proceeds from the disposition of assets (primarily the disposition of our investment in ACH) in 2011 and the proceeds in 2011 from the holdback related to the disposition of the investment in MPCo in 2009, partially offset by an increase in cash invested in fixed assets in 2011 and the decrease in restricted cash in 2010 as a result of the emergence from Creditor Protection Proceedings.

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

Cash (used in) provided by financing activities

The $179 million decrease in cash used in financing activities in 2011 compared to 2010 was primarily due to lower debt repayments in 2011 (primarily due to the repayment of secured pre-petition debt obligations upon our emergence from the Creditor Protection Proceedings in 2010) and lower payments of financing fees in 2011 compared to 2010, partially offset by the proceeds received from the issuance of the 2018 Notes in 2010 and the acquisition of the noncontrolling interest in ANC and dividends and distribution to noncontrolling interests in 2011.

The $606 million decrease in cash provided by financing activities in 2010 compared to 2009 was primarily due to the repayment of borrowings under our debtor in possession financing arrangement in 2010 versus the amount of borrowings and repayments under the debtor in possession financing arrangements in 2009, the repayment of secured pre-petition debt obligations upon our emergence from the Creditor Protection Proceedings versus the repayments of long-term debt in 2009 and the payment of financing fees on our exit financing, partially offset by the proceeds received from the issuance of the 2018 Notes in 2010 and lower debtor in possession financing costs in 2010.

Contractual Obligations

In addition to our debt obligations as of December 31, 2011, we had other commitments and contractual obligations that require us to make specified payments in the future. As of December 31, 2011, the scheduled maturities of our contractual obligations were as follows:

(In millions)	Total	2012	2013 – 2014	2015 – 2016	Thereafter
Long-term debt (1)	$1,006	$60	$120	$120	$706
Non-cancelable operating lease obligations (2)	35	7	10	10	8
Purchase obligations (3)	262	34	39	27	162
Pension and OPEB funding (4)	522	130	98	98	196
Tax reserves	2	–	2	–	–
	$1,827	$231	$269	$255	$1,072

(1)	Long-term debt commitments include interest payments but exclude the related premium on the debt of $35 million as of December 31, 2011, as this item requires no cash outlay.
(2)	We lease timberlands, certain office premises, office equipment and transportation equipment under operating leases.
(3)	As of December 31, 2011, purchase obligations include, among other things, a bridge and railroad contract for our Fort Frances operations with commitments totaling $131 million through 2044.

(4)

Pension and OPEB funding is calculated on an annual basis for the following year only. The contributions for all other years are estimated based on the assumption that only the basic contribution required under the provisions of the Canadian pension funding relief will be made. However, additional contributions may be necessary (see Note 18, “Pension and Other Postretirement Benefit Plans – Canadian pension funding relief,” to our Consolidated Financial Statements). Contributions for all years exclude contributions to our defined contribution plans.

In addition to the items shown in the table above, we have contractual obligations related to certain undertakings with the provinces of Quebec and Ontario, as discussed further in Note 18, “Pension and Other Postretirement Benefit Plans – Canadian pension funding relief,” to our Consolidated Financial Statements. We are also party to employment and change-in-control agreements with our executive officers. See Part III, Item 11, “Executive Compensation,” of this Form 10-K.

Employee Benefit Plans

Canadian pension funding relief

As of the third quarter of 2011, both the provinces of Quebec and Ontario had adopted specific regulations to implement funding relief measures with respect to aggregate solvency deficits in our material Canadian registered pension plans. The basic funding parameters are described in Note 18, “Pension and Other Postretirement Benefit Plans – Canadian pension funding relief,” to our Consolidated Financial Statements. The regulations also provide that corrective measures would be required if the aggregate solvency ratio in the registered pension plans falls below a prescribed level under the target provided by the regulations as of December 31 in any year through 2014. Such measures may include additional funding over five years to attain the target solvency ratio prescribed in the regulations. Thereafter, supplemental contributions, as described in Note 18, “Pension and Other Postretirement Benefit Plans – Canadian pension funding relief,” to our Consolidated Financial Statements, would be required if the aggregate solvency ratio in the registered pension plans falls below a prescribed level under the target provided by the regulations as of December 31 in any year on or after 2015 for the remainder of the period covered by the regulations.

The aggregate solvency ratio in the Canadian registered pension plans covered by the Quebec and Ontario funding relief is determined annually as of December 31. The calculation is based on a number of factors and assumptions, including the accrued benefits to be provided by the plans, interest rate levels, membership data and demographic experience. In light of low yields on government securities in Canada, which are used to determine the applicable discount rate, when we file the actuarial report in respect of these plans later this year, we expect that the aggregate solvency ratio in these Canadian registered plans will have fallen below the minimum level prescribed by the regulations and that we will therefore be required to adopt corrective measures by March 2013. At this time, we cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.

Pension and OPEB plans

The determination of benefit obligations and the recognition of expenses related to our pension and OPEB obligations are dependent on assumptions used in calculating these amounts. These assumptions include: discount rates, expected rates of return on plan assets, rate of future compensation increases, mortality rates, termination rates, health care inflation trend rates and other factors. All assumptions are reviewed periodically with third-party actuarial consultants and adjusted as necessary.

Any deterioration in the global securities markets could impact the value of the assets included in our defined benefit pension plans, which could materially impact future minimum cash contributions. Should values deteriorate in 2012, the decline in fair value of our plans could result in increased total pension costs for 2013 as compared to total pension costs in 2012. Any decreases in discount rates could result in increases in our pension and OPEB benefit obligations.

We fund our pension and OPEB plans as required by applicable laws and regulations, taking into account the agreements entered into with the provinces of Quebec and Ontario discussed above and may, from time to time, make additional payments. In 2011, gross contributions to our defined benefit pension and OPEB plans were $220 million, which include a $20 million voluntary contribution to our Canadian registered pension plans covered by the funding relief regulations and a $25 million prepayment of our 2012 funding obligations thereunder. We estimate our 2012 contributions to be approximately $105 million to our pension plans (excluding contributions to our defined contribution plans) and approximately $25 million to our OPEB plans.

For a further discussion of our pension and OPEB plans, see Note 18, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements.

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

We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes depends primarily on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects. During the last two years, the relative value of the Canadian dollar ranged from a high of US$1.06 in July 2011 to a low of US$0.93 in May 2010 and was US$0.98 as of December 31, 2011. Based on operating projections for 2012, a one-cent increase in the Canadian-U.S. dollar exchange rate would decrease our annual operating income by approximately $16 million.

If the Canadian dollar continues to remain strong or appreciates as against the U.S. dollar, it could influence the foreign exchange rate assumptions that are used in our evaluation of long-lived assets for impairment and consequently, result in asset impairment charges.

Newfoundland and Labrador Expropriation

On August 24, 2010, we reached a settlement agreement with the government of Canada, which was subsequently approved by the Courts, concerning the December 2008 expropriation of certain of our assets and rights in the province of Newfoundland and Labrador by the provincial government. Under the agreement, the government of Canada agreed to pay AbiBow Canada Inc. Cdn$130 million ($130 million) following our emergence from the Creditor Protection Proceedings. On February 25, 2010, we had filed a Notice of Arbitration against the government of Canada under NAFTA, asserting that the expropriation was arbitrary, discriminatory and illegal. As part of the settlement agreement, we agreed to waive our legal actions and claims against the government of Canada under NAFTA.

In December 2010, following our emergence from the Creditor Protection Proceedings, we received the settlement amount. Since the receipt of the settlement was contingent upon our emergence from the Creditor Protection Proceedings, we recorded the settlement in “Reorganization items, net” in our Consolidated Statements of Operations for the year ended December 31, 2010.

Environmental Matters

For information regarding our environmental matters, see Note 20, “Commitments and Contingencies – Environmental matters,” to our Consolidated Financial Statements.

Monetization of Timber Notes

In connection with certain timberland sales transactions in 2002 and prior years, Bowater received a portion of the sale proceeds in notes receivable from institutional investors. In order to increase our liquidity, we monetized these notes receivable using qualified special purpose entities (“QSPEs”) set up in accordance with FASB ASC 860, “Transfers and Servicing.” The more significant aspects of the QSPEs are discussed in Note 17, “Monetization of Timber Notes,” to our Consolidated Financial Statements.

The following summarizes our retained interest in our QSPEs and the QSPEs’ total assets and obligations as of December 31, 2011:

(In millions)	Retained Interest	Total Assets	Total Obligations	Excess of Assets over Obligations
Calhoun Note Holdings AT LLC	$8	$74	$64	$10
Calhoun Note Holdings TI LLC	12	74	62	12
	$20	$148	$126	$22

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

Pension and OPEB benefit obligations

Description of accounts impacted by the accounting estimate

We record assets and liabilities associated with our pension and OPEB benefit obligations, net of pension plan assets that may be considered material to our financial position. We also record net periodic benefit costs associated with these net obligations as our employees render service. As of December 31, 2011, we have pension and OPEB benefit obligations aggregating $6,815 million and accumulated pension plan assets at fair value of $5,259 million. Our 2011 net periodic pension and OPEB benefit costs were $54 million.

Judgments and uncertainties involved in the accounting estimate

The following inputs are used to determine our net obligations and our net periodic benefit costs each year and the determination of these inputs requires judgment:

•	discount rate – used to arrive at the net present value of our pension and OPEB benefit obligations and the interest cost component of our net periodic pension and OPEB benefit costs;

•

return on assets – used to estimate the growth in the value of invested assets that are available to satisfy pension benefit obligations and to arrive at the expected return on plan assets component of our net periodic pension benefit costs;

•	mortality rate – used to estimate the impact of mortality on pension and OPEB benefit obligations;

•	rate of compensation increase – used to calculate the impact future pay increases will have on pension benefit obligations; and

•	health care cost trend rate – used to calculate the impact of future health care costs on OPEB benefit obligations.

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

Effect if actual results differ from assumptions

Variations in assumptions could have a significant effect on the net periodic benefit costs and net unfunded pension and OPEB benefit obligations reported in our Consolidated Financial Statements. For example, a 25 basis point change in any one of these assumptions would have increased (decreased) our net periodic benefit costs for our pension and OPEB plans and our net pension and OPEB benefit obligations as follows (in millions):

	2011 Net Periodic Benefit Cost		Net Pension and OPEB Benefit Obligations as of December 31, 2011
Assumption	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$5	$(6)	$(177)	$183
Return on assets	(13)	13	–	–
Rate of compensation increase	–	–	6	(6)
Health care cost trend rate	1	(1)	11	(9)

As of December 31, 2011, the most significant change in our assumptions was a decrease to 4.9% from 5.5% as of December 31, 2010 in the weighted-average discount rate for our pension benefit obligations.

The net periodic benefit costs of our pension plans is based on the expected return on plan assets and not the actual return on plan assets, and the net periodic benefit cost of our pension and OPEB plans is based on the expected change in pension and OPEB benefit obligations arising from the time value of money and not the actual change in pension and OPEB benefit obligations. Differences between these expected and actual results were recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets as an actuarial gain or loss. These accumulated differences were eliminated as of December 31, 2010 as a result of our application of fresh start accounting. Net losses arising in 2011, before tax, and deferred in “Accumulated other comprehensive loss” were $446 million. These losses will be amortized into income in future years and will increase our 2012 net periodic benefit costs by approximately $1 million.

Recoverability of deferred income tax assets

Description of accounts impacted by the accounting estimate

We have significant net deferred income tax assets of $1,783 million recorded in our Consolidated Balance Sheet as of December 31, 2011. These deferred income tax assets consist of $1,281 million, net in Canada and $502 million, net in the U.S. and are comprised primarily of:

United States:

•

Deferred income tax assets for Federal and state net operating loss carryforwards of approximately $572 million. Our federal operating loss carryforwards are subject to certain annual limitations; however, these ordinary losses expire between 2020 and 2031 and we expect to fully utilize them during this period. In some instances, we have applied a valuation allowance to certain state operating loss carryforwards.

•

Our remaining U.S. deferred income tax balances net to a deferred income tax liability position of approximately $70 million, which includes a deferred income tax liability on our fixed assets of $259 million, offset by a deferred income tax asset of $189 million related to liabilities for our pension and OPEB plans.

•

We have approximately $446 million of deferred income tax assets related to capital loss carryforwards against which we have applied a full valuation allowance because we are not assured of realizing capital gains in the carryforward period.

Canada:

•

Deferred income tax assets for operating loss carryforwards of approximately $74 million and tax credit carryforwards of approximately $143 million that expire between 2013 and 2030 and which we expect to fully utilize during this period.

•	Deferred income tax assets related to a pool of indefinite lived scientific research and experimental development costs of approximately $264 million, which we expect to fully utilize in the future.

•

Indefinite lived deferred income tax assets related to undepreciated capital costs of approximately $484 million and deferred income tax assets related to liabilities for our pension and OPEB plans of approximately $278 million.

Upon emergence from the Creditor Protection Proceedings, in 2010 and 2011, we evaluated the need for a valuation allowance against our net deferred income tax assets and determined that we expect to generate sufficient taxable income in the future to realize most of the deferred income tax assets and accordingly, determined that a valuation allowance was only needed against certain deferred income tax assets. In making this determination, we primarily focused on a post-reorganization outlook, which reflected a new capital structure, new contractual arrangements and a new asset structure with new values under the application of fresh start accounting as of December 31, 2010. The weight of positive evidence, which included our expected future performance, resulted in the conclusion by management that upon emergence from the Creditor Protection Proceedings, valuation allowances were not required for most of the deferred income tax assets. Therefore, the majority of the valuation allowances were reversed in 2010 as part of the implementation of the Plans of Reorganization and the application of fresh start accounting. In 2011, our results and expected future performance continue to support the recoverability of the deferred income tax assets. Prior to emergence from the Creditor Protection Proceedings, in 2009 and 2010 until the Emergence Date, due to the existence of significant negative evidence such as a cumulative three-year loss and our financial condition, we had concluded that a valuation allowance was necessary on substantially all of our net deferred income tax assets.

Judgments and uncertainties involved in the accounting estimate

We are required to assess whether it is more likely than not that the deferred income tax assets will be realized, based on the nature, frequency and severity of recent losses, forecasted income, or where necessary, the implementation of prudent and feasible tax planning strategies. The carrying value of our deferred income tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred income tax benefits, or in the absence of sufficient future taxable income, that we would implement tax planning strategies to generate sufficient taxable income.

Effect if actual results differ from assumptions

If actual financial results are not consistent with the assumptions and judgments used in determining and estimating the realization of our deferred income tax assets, we may be required to reduce the value of our net deferred income tax assets by recording additional valuation allowances, resulting in an additional income tax expense that could be material.

Long-lived assets

Description of accounts impacted by the accounting estimate

We have long-lived assets recorded in our Consolidated Balance Sheets of $2,527 million as of December 31, 2011. These long-lived assets include fixed assets, net (including timber and timberlands); amortizable intangible assets, net; and long-lived assets included in assets held for sale. In 2011, we recorded depreciation and amortization of $220 million and impairment and accelerated depreciation charges aggregating $24 million associated with these long-lived assets. The depreciation and amortization and impairment charges are based on accounting estimates.

The unit of accounting for impairment testing for long-lived assets is its asset group (see Note 2, “Summary of Significant Accounting Policies – Impairment of long-lived assets,” to our Consolidated Financial Statements). The unit of accounting for the depreciation and amortization of long-lived assets is at a lower level, either an individual asset or a group of closely-related assets. The cost of a long-lived asset is amortized over its estimated remaining useful life, which is subject to change based on events and circumstances or management’s intention for the use of the asset.

Losses related to the impairment of long-lived assets to be held and used are recognized when circumstances indicate the carrying value of an asset group may not be recoverable, such as continuing losses in certain businesses. When indicators that the carrying value of an asset group may not be recoverable are triggered, we evaluate the carrying value of the asset group in relation to its expected undiscounted future cash flows. If the carrying value of an asset group is greater than the expected undiscounted future cash flows to be generated by the asset group, an impairment charge is recognized based on the excess of the asset group’s carrying value over its fair value. If it is determined that the carrying value of an asset group is recoverable, we review and adjust, as necessary, the estimated useful lives of the assets in the group.

When an asset group meets the criteria for classification as an asset held for sale, an impairment charge is recognized, if necessary, based on the excess of the asset group’s carrying value over the expected net proceeds from the sale (the estimated fair value minus the estimated costs to sell the asset group).

Our long-lived asset impairment and accelerated depreciation charges are disclosed in Note 3, “Creditor Protection Proceedings – Reorganization items, net,” and Note 5, “Closure Costs, Impairment of Assets and Other Related Charges,” to our Consolidated Financial Statements.

Judgments and uncertainties involved in the accounting estimate

The calculation of depreciation and amortization of long-lived assets requires us to apply judgment in selecting the remaining useful lives of the assets. The remaining useful life of an asset must address both physical and economic considerations. The remaining economic life of a long-lived asset is frequently shorter than its physical life. The pulp and paper industry in recent years has been characterized by considerable uncertainty in business conditions. Estimates of future economic conditions for our long-lived assets and therefore, their remaining useful economic life, require considerable judgment.

Asset impairment for long-lived assets to be held and used is tested at the lowest asset group level having largely independent cash flows. Determining the asset groups for long-lived assets to be held and used requires management’s judgment.

Asset impairment loss calculations require us to apply judgment in estimating asset group fair values and future cash flows, including periods of operation, projections of product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation, projected capital spending and, specifically for fixed assets acquired, assigned useful lives, functional obsolescence, asset condition and discount rates. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe would be consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. One key assumption, especially for our long-lived assets in Canada, is the foreign exchange rate. Foreign exchange rates were determined based on our budgeted exchange rates for 2012. The assessment of whether an asset group should be classified as held for sale requires us to apply judgment in estimating the probable timing of the sale, and in testing for impairment loss, judgment is required in estimating the net proceeds from the sale.

Effect if actual results differ from assumptions

If our estimate of the remaining useful life changes, such a change is accounted for prospectively in our determination of depreciation and amortization. Actual depreciation and amortization charges for an individual asset may therefore be significantly accelerated if the outlook for its remaining useful life is shortened considerably. One group of assets, for which the remaining useful life is being monitored closely, are the tangible and intangible assets associated with our Jim-Gray hydroelectric installation, which is part of the Hydro Saguenay facility that provides hydroelectric power to certain mills in the province of Quebec. The province of Quebec informed us on

December 30, 2011 that it intended to terminate our water rights associated with this facility and to require us to transfer property of the associated installation to the province for no consideration. The termination and transfer would be effective as of March 2, 2012. The province’s actions are not consistent with our understanding of the agreement in question. We continue to evaluate our legal options. The net book value of this hydroelectric facility was tested for impairment with the other assets in its asset group and no impairment was indicated. At this time, we believe that the remaining useful life of the assets remains unchanged, as we continue pursuing the renewal of our water rights at the facility. The carrying value of the long-lived assets associated with the Jim-Gray installation as of December 31, 2011 was approximately $95 million. If we are unable to renew the water rights at this facility, we will reevaluate the remaining useful life of these assets, which may result in accelerated depreciation and amortization charges in the first quarter of 2012.

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

Assets with proportionately greater risk of acceleration in depreciation and amortization or additional impairment are the Jim-Gray hydroelectric facility (as discussed above) and those facilities which are presently idled, closed or held for sale. Information on certain of our idled assets can be found in Note 3, “Creditor Protection Proceedings – Reorganization items, net,” and in Note 5, “Closure Costs, Impairment of Assets and Other Related Charges – Impairment of long-lived assets,” to our Consolidated Financial Statements. Information on the carrying amounts of our assets held for sale can be found in Note 6, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets and Other,” to our Consolidated Financial Statements. The carrying amount of facilities which are closed and not classified as held for sale as of December 31, 2011 was approximately $28 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with fluctuations in foreign currency exchange rates, interest rates, commodity prices and credit risk on the accounts receivable from our customers.

Foreign Currency Exchange Risk

We have manufacturing operations in Canada, the United States and South Korea and sales offices located throughout the world. As a result, we are exposed to movements in foreign currency exchange rates in countries outside the United States. Our most significant foreign currency exposure relates to Canada. Over half of our pulp and paper production capacity and all of our wood products production capacity are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain other assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar. Long-term increases in the value of the Canadian dollar versus the United States dollar will tend to reduce reported earnings, and long-term decreases in the value of the Canadian dollar will tend to increase reported earnings. See “Exchange Rate Fluctuation Effect on Earnings” in Item 7 for additional information on foreign exchange risks related to our earnings.

Interest Rate Risk

We are exposed to interest rate risk on our fixed-rate long-term debt (the 2018 Notes) and our variable-rate short-term bank debt (borrowings under the ABL Credit Facility). As of December 31, 2011, we had $621 million ($586 million principal amount) of fixed-rate long-term debt and no variable-rate short-term bank debt. Our fixed-rate long-term debt is exposed to fluctuations in fair value resulting from changes in market interest rates, but such changes do not affect earnings or cash flows.

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

Credit Risk

We are exposed to credit risk on the accounts receivable from our customers. In order to manage our credit risk, we have adopted policies, which include the analysis of the financial position of our customers and the regular review of their credit limits. We also subscribe to credit insurance and, in some cases, require bank letters of credit. Our customers are mainly in the newspaper publishing, specialty, advertising and paper converting, as well as lumber wholesaling and retailing businesses. See Part I, Item 1A, “Risk Factors – Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial condition or results of operations,” of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ABITIBIBOWATER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	Successor	Predecessor
	2011	2010	2009
Sales	$4,756	$4,746	$4,366
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	3,590	3,724	3,343
Depreciation, amortization and cost of timber harvested	220	493	602
Distribution costs	547	553	487
Selling, general and administrative expenses	158	155	198
Closure costs, impairment and other related charges	46	11	202
Net gain on disposition of assets and other	(3)	(30)	(91)
Operating income (loss)	198	(160)	(375)
Interest expense (contractual interest of $714 and $788 for the years ended December 31, 2010 and 2009, respectively) (Note 16)	(95)	(483)	(597)
Other expense, net	(48)	(89)	(71)
Income (loss) before reorganization items and income taxes	55	(732)	(1,043)
Reorganization items, net (Note 3)	–	1,901	(639)
Income (loss) before income taxes	55	1,169	(1,682)
Income tax (provision) benefit	(16)	1,606	122
Net income (loss) including noncontrolling interests	39	2,775	(1,560)
Net loss (income) attributable to noncontrolling interests	2	(161)	7
Net income (loss) attributable to AbitibiBowater Inc.	$41	$2,614	$(1,553)

Net income (loss) per share attributable to AbitibiBowater Inc. common shareholders:
Basic	$0.42	$45.30	$(26.91)
Diluted	$0.42	$27.63	$(26.91)
Weighted-average number of AbitibiBowater Inc. common shares outstanding:
Basic	97.1	57.7	57.7
Diluted	97.1	94.6	57.7

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amount)

	Successor
	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$369	$319
Accounts receivable, net	750	833
Inventories, net	475	438
Assets held for sale	7	698
Deferred income tax assets	109	47
Other current assets	59	88
Total current assets	1,769	2,423
Fixed assets, net	2,502	2,641
Amortizable intangible assets, net	18	19
Deferred income tax assets	1,749	1,736
Other assets	260	316
Total assets	$6,298	$7,135

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$544	$547
Liabilities associated with assets held for sale	–	289
Total current liabilities	544	836
Long-term debt	621	905
Pension and other postretirement benefit obligations	1,524	1,272
Deferred income tax liabilities	75	72
Other long-term liabilities	57	63
Total liabilities	2,821	3,148
Commitments and contingencies
Equity:
AbitibiBowater Inc. shareholders’ equity:
Common stock, $0.001 par value. 114.1 shares issued and 97.1 shares outstanding as of December 31, 2011 and 2010	–	–
Additional paid-in capital	3,687	3,709
Retained earnings	41	–
Accumulated other comprehensive loss	(311)	–
Treasury stock at cost, 17.0 shares as of December 31, 2011 and 2010 (Note 21)	–	–
Total AbitibiBowater Inc. shareholders’ equity	3,417	3,709
Noncontrolling interests	60	278
Total equity	3,477	3,987
Total liabilities and equity	$6,298	$7,135

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.

CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY

(In millions)

	AbitibiBowater Inc. Shareholders’ (Deficit) Equity
	Common Stock	Exchangeable Shares	Additional Paid-in Capital	(Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total (Deficit) Equity
Balance as of December 31, 2008 (Predecessor)	$53	$242	$2,451	$(2,838)	$(384)	$–	$136	$(340)
Exchangeable shares retracted and common shares issued (1.4 shares)	2	(69)	67	–	–	–	–	–
Share-based compensation costs for equity-classified awards	–	–	4	–	–	–	–	4
Restricted stock units vested, net of shares forfeited for employee withholding taxes (0.1 shares)	–	–	–	–	–	–	–	–
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(7)	(7)
Net loss	–	–	–	(1,553)	–	–	(7)	(1,560)
Other comprehensive loss, net of tax	–	–	–	–	(66)	–	–	(66)
Balance as of December 31, 2009 (Predecessor)	55	173	2,522	(4,391)	(450)	–	122	(1,969)
Share-based compensation costs for equity-classified awards	–	–	3	–	–	–	–	3
Net income	–	–	–	2,614	–	–	161	2,775
Other comprehensive loss, net of tax	–	–	–	–	(570)	–	(5)	(575)
Implementation of Plans of Reorganization and application of fresh start accounting (Note 3):
Cancellation of Predecessor Company common stock (54.7 shares) and exchangeable shares (3.0 shares)	(55)	(173)	228	–	–	–	–	–
Issuance of Successor Company common stock (97.1 shares)	–	–	3,709	–	–	–	–	3,709
Plans of Reorganization adjustments to accumulated other comprehensive loss	–	–	–	–	44	–	–	44
Elimination of Predecessor Company additional paid-in capital, deficit and accumulated other comprehensive loss	–	–	(2,753)	1,777	976	–	–	–
Issuance of Successor Company common stock to Donohue Corp., a wholly-owned subsidiary of the Company (17.0 shares in treasury) (Note 21)	–	–	–	–	–	–	–	–
Balance as of December 31, 2010 (Successor)	–	–	3,709	–	–	–	278	3,987
Share-based compensation costs for equity-classified awards	–	–	3	–	–	–	–	3
Net income (loss)	–	–	–	41	–	–	(2)	39
Dividends and distribution paid to noncontrolling interests	–	–	–	–	–	–	(21)	(21)
Acquisition of noncontrolling interest (Note 16 and Note 19)	–	–	(15)	–	–	–	(105)	(120)
Disposition of investment in ACH Limited Partnership (Note 8 and Note 16)	–	–	–	–	(8)	–	(99)	(107)
Contribution of capital to noncontrolling interest	–	–	(10)	–	–	–	15	5
Other comprehensive loss, net of tax	–	–	–	–	(303)	–	(6)	(309)
Balance as of December 31, 2011 (Successor)	$–	$–	$3,687	$41	$(311)	$–	$60	$3,477

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)

	Years Ended December 31,
	Successor	Predecessor
	2011	2010	2009
Net income (loss) including noncontrolling interests	$39	$2,775	$(1,560)
Other comprehensive (loss) income:
Change in unamortized prior service costs and credits, net of tax of $0 in all years	(2)	8	(15)
Change in unamortized actuarial gains and losses, net of tax of $127, $0 and $0 in 2011, 2010 and 2009	(317)	(598)	(176)
Foreign currency translation	10	15	125
Other comprehensive loss, net of tax	(309)	(575)	(66)
Comprehensive (loss) income including noncontrolling interests	(270)	2,200	(1,626)
Less: Comprehensive loss (income) attributable to noncontrolling interests:
Net loss (income)	2	(161)	7
Change in unamortized actuarial gains and losses, net of tax of $0 in 2011	8	–	–
Foreign currency translation	(2)	5	–
Comprehensive loss (income) attributable to noncontrolling interests	8	(156)	7
Comprehensive (loss) income attributable to AbitibiBowater Inc.	$(262)	$2,044	$(1,619)

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	Successor	Predecessor
	2011	2010	2009
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$39	$2,775	$(1,560)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	3	3	4
Depreciation, amortization and cost of timber harvested	220	493	602
Closure costs, impairment and other related charges	41	11	170
Write-downs of inventory	3	–	17
Deferred income taxes	19	(1,600)	(118)
Net pension contributions	(175)	(36)	(150)
Net gain on disposition of assets and other	(3)	(30)	(91)
Loss on translation of foreign currency denominated deferred income taxes	25	–	–
(Gain) loss on translation of foreign currency denominated pension and other postretirement benefit obligations	(15)	18	29
Premium related to debt redemptions	(16)	–	–
Dividends received from equity method investees in excess of income	9	–	–
Amortization of debt discount (premium) and debt issuance costs, net	–	14	57
Loss on translation of foreign currency denominated debt	–	116	62
Non-cash interest expense	–	217	230
Non-cash reorganization items, net	–	(1,981)	535
Debtor in possession financing costs	–	10	31
Exit financing costs	–	27	–
Changes in working capital:
Accounts receivable	87	(54)	159
Inventories	(39)	(13)	101
Other current assets	31	4	(29)
Accounts payable and accrued liabilities	(28)	98	(1)
Other, net	(3)	(33)	(2)
Net cash provided by operating activities	198	39	46
Cash flows from investing activities:
Cash invested in fixed assets	(97)	(81)	(101)
Disposition of investment in ACH Limited Partnership (Note 16)	296	–	–
Disposition of investment in Manicouagan Power Company (“MPCo”) (Note 16)	–	–	554
Disposition of other assets	19	96	119
Proceeds from holdback related to disposition of investment in MPCo (Note 16)	29	–	–
Proceeds from insurance settlements	8	–	–
(Increase) decrease in restricted cash	(2)	76	(142)
(Increase) decrease in deposit requirements for letters of credit, net	(8)	(3)	49
Release of pension trust assets	–	8	–
Cash received in monetization of derivative financial instruments	–	–	5
Net cash provided by investing activities	245	96	484
Cash flows from financing activities:
Dividends and distribution to noncontrolling interests	(21)	–	(7)
Acquisition of noncontrolling interest (Note 16)	(15)	–	–
Issuance of long-term debt	–	850	–
Payments of long-term debt	(354)	(334)	(118)
Payments of financing and credit facility fees	(3)	(46)	(9)
Decrease in secured borrowings, net	–	(141)	–
Debtor in possession financing	–	–	261
Debtor in possession financing costs	–	(10)	(31)
Payments of debtor in possession financing	–	(206)	(55)
Term loan repayments	–	(347)	–
Short-term financing, net	–	(338)	(7)
Net cash (used in) provided by financing activities	(393)	(572)	34
Net increase (decrease) in cash and cash equivalents	50	(437)	564
Cash and cash equivalents:
Beginning of year	319	756	192
End of year (2011 and 2010: Successor; 2009: Predecessor)	$369	$319	$756
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, including capitalized interest of $1, $0 and $1 in 2011, 2010 and 2009, respectively (Note 16)	$105	$198	$276
Income taxes, net	$(6)	$(3)	$(3)

See accompanying notes to consolidated financial statements.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Nature of operations

AbitibiBowater Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our,” “us” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry, with a diverse range of products, including newsprint, commercial printing papers, market pulp and wood products. We own or operate pulp and paper mills and wood products facilities in the United States, Canada and South Korea. On November 7, 2011, AbitibiBowater Inc. began doing business as Resolute Forest Products. We expect at the 2012 annual meeting of shareholders to seek shareholder approval to amend our certificate of incorporation to change our legal name to Resolute Forest Products Inc.

Financial statements

We have prepared our consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All amounts are expressed in U.S. dollars, unless otherwise indicated. Certain prior year amounts in our consolidated financial statements and the related notes have been reclassified to conform to the 2011 presentation. The reclassifications had no effect on net income.

Basis of presentation

Effective upon the commencement of the Creditor Protection Proceedings (as defined in Note 3, “Creditor Protection Proceedings”) on April 16 and 17, 2009 and through the Convenience Date (as defined below), we applied the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“FASB ASC 852”), in preparing our consolidated financial statements. The guidance in FASB ASC 852 does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, during the Creditor Protection Proceedings, we: (i) recorded certain expenses, charges and credits incurred or realized that were directly associated with or resulting from the reorganization and restructuring of the business in “Reorganization items, net” in our Consolidated Statements of Operations and (ii) ceased recording interest expense on certain of our pre-petition debt obligations. For additional information, see Note 3, “Creditor Protection Proceedings,” and Note 16, “Liquidity and Debt.”

As further discussed in Note 3, “Creditor Protection Proceedings,” on December 9, 2010, we emerged from the Creditor Protection Proceedings. In accordance with FASB ASC 852, fresh start accounting (“fresh start accounting”) was required upon our emergence from the Creditor Protection Proceedings, which we applied effective December 31, 2010 (the “Convenience Date”). As such, the application of fresh start accounting was reflected in our Consolidated Balance Sheet as of December 31, 2010 and fresh start accounting adjustments related thereto were included in our Consolidated Statements of Operations for the year ended December 31, 2010.

The implementation of the Plans of Reorganization (as defined in Note 3, “Creditor Protection Proceedings”) and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements as of December 31, 2010 and for periods subsequent to December 31, 2010 are not comparable to our consolidated financial statements for periods prior to December 31, 2010. References to “Successor” or “Successor Company” refer to the Company on or after December 31, 2010, after giving effect to the implementation of the Plans of Reorganization and the application of fresh start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to December 31, 2010. Additionally, references to periods on or after December 31, 2010 refer to the Successor and references to periods prior to December 31, 2010 refer to the Predecessor.

Bridgewater Administration

On February 2, 2010, Bridgewater Paper Company Limited (“BPCL”), a subsidiary of AbitibiBowater Inc., filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended (the “BPCL Administration”). BPCL’s board of directors appointed Ernst & Young LLP as joint administrators for the BPCL Administration, whose responsibilities are to manage the affairs, business and assets of BPCL. In May 2010, the joint administrators announced the sale of the Bridgewater paper mill and all related machinery and equipment. As a result of the filing for administration, we lost control over and the ability to influence BPCL’s operations. As a result, effective as of the date

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

of the BPCL Administration filing, the financial position, results of operations and cash flows of BPCL are no longer consolidated in our consolidated financial statements. We are now accounting for BPCL using the cost method of accounting. For additional information, see Note 3, “Creditor Protection Proceedings – Reorganization items, net.”

Consolidation

Our consolidated financial statements include the accounts of AbitibiBowater Inc. and its controlled subsidiaries. All significant transactions and balances between these companies have been eliminated. All consolidated subsidiaries are wholly-owned as of December 31, 2011 with the exception of the following:

Consolidated Subsidiary	AbitibiBowater Ownership	Partner	Partner Ownership
Forest Products Mauricie L.P.	93.2%	Cooperative Forestiere du Haut Saint-Maurice	6.8%
Calhoun Newsprint Company (“CNC”)	51%	Herald Company, Inc.	49%
Bowater Mersey Paper Company Limited	51%	The Daily Herald Company	49%
Donohue Malbaie Inc.	51%	NYT Capital Inc.	49%

Equity method investments

We account for our investments in affiliated companies where we have significant influence, but not control over their operations, using the equity method of accounting.

Note 2. Summary of Significant Accounting Policies

Use of estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP, management is required to make accounting estimates based on assumptions, judgments and projections of future results of operations and cash flows. These estimates and assumptions affect the reported amounts of revenues and expenses during the periods presented and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. The most critical estimates relate to the assumptions underlying the benefit obligations of our pension and other postretirement (“OPEB”) benefit plans, the recoverability of deferred income tax assets and the carrying values of our long-lived assets. Estimates, assumptions and judgments are based on a number of factors, including historical experience, recent events, existing conditions, internal budgets and forecasts, projections obtained from industry research firms and other data that management believes are reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions.

Fresh start accounting

As discussed in Note 1, “Organization and Basis of Presentation – Basis of presentation,” we applied fresh start accounting as of the December 31, 2010 Convenience Date. Under fresh start accounting, the reorganization value, as derived from the enterprise value established in the Plans of Reorganization, was allocated to our assets and liabilities based on their fair values (except for deferred income taxes and pension and OPEB benefit obligations) in accordance with FASB ASC 805, “Business Combinations,” with the excess of net asset values over the reorganization value recorded as an adjustment to equity. The amount of deferred income taxes recorded was determined in accordance with FASB ASC 740, “Income Taxes” (“FASB ASC 740”). The amount of pension and OPEB benefit obligations recorded was determined in accordance with FASB ASC 715, “Compensation – Retirement Benefits.” Therefore, all assets and liabilities reflected in our Consolidated Balance Sheet as of December 31, 2010 were recorded at fair value or, for deferred income taxes and pension and OPEB benefit obligations, in accordance with the respective accounting policy described below. Except for the impact of the application of fresh start accounting on the carrying values of our assets and liabilities as of December 31, 2010, our assets and liabilities as of December 31, 2011 are accounted for based on the significant accounting policies described below.

Cash and cash equivalents

Cash and cash equivalents generally consist of direct obligations of the U.S. and Canadian governments and their agencies, demand deposits and other short-term, highly liquid securities with a maturity of three months or less from the date of purchase.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Accounts receivable

Accounts receivable are recorded at cost, net of an allowance for doubtful accounts that is based on expected collectibility, and such carrying value approximates fair value.

Monetization of notes receivable

We monetized notes receivable using qualified special purpose entities (“QSPEs”) set up in accordance with FASB ASC 860, “Transfers and Servicing” (“FASB ASC 860”). The QSPEs that were established for note monetization purposes have not been consolidated within our financial statements. Our retained interest consists principally of the net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued by the QSPE to third parties) and a cash reserve account established at inception. Fair value of our retained interest was estimated based on the present value of future excess cash flows to be received over the life of the notes using management’s best estimate of key assumptions, including credit risk and discount rates. Our retained interest is included in “Other assets” in our Consolidated Balance Sheets. Excess cash flows revert to us on a quarterly or semi-annual basis. The balance of the cash reserve accounts, if any, reverts to us at the maturity date of the QSPE third-party debt.

Inventories

Inventories are stated at the lower of cost or market value using the average cost method. Cost includes labor, materials and production overhead, which is based on the normal capacity of our production facilities. Unallocated overhead, including production overhead associated with abnormal production levels, is recognized in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations when incurred.

Assets held for sale and liabilities associated with assets held for sale

Assets held for sale, net of liabilities associated with assets held for sale, are carried in our Consolidated Balance Sheets at the lower of carrying value or fair value less costs to sell. We cease recording depreciation and amortization when assets are classified as held for sale.

Fixed assets, including timber and timberlands

Fixed assets acquired by the Predecessor Company are stated at their December 31, 2010 carrying values less accumulated depreciation for the current year. Fixed assets acquired by the Successor Company are stated at acquisition cost less accumulated depreciation. The cost of the fixed assets is reduced by any investment tax credits or government capital grants received. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Repair and maintenance costs, including those associated with planned major maintenance, are expensed as incurred. We capitalize interest on borrowings during the construction period of major capital projects as part of the related asset and amortize the capitalized interest into earnings over the related asset’s remaining useful life. We also capitalize costs related to the acquisition of timber and timberlands and subsequent costs incurred for the planting and growing of timber. The cost generally includes the acquisition cost of land and timber, site preparation and other costs. These costs, excluding land, are expensed at the time the timber is harvested, based on annually determined depletion rates, and are included in “Depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. Growth and yield models are used to estimate timber volume on our land from year to year. These volumes affect the depletion rates, which are calculated annually based on the capitalized costs and the total timber volume based on the current stage of the growth cycle.

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

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

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

Amortizable intangible assets

Amortizable intangible assets are stated at their December 31, 2010 carrying value less accumulated amortization. Amortization of the water rights is provided on a straight-line basis over the estimated useful life of the assets. Intangible assets are grouped with the related long-lived assets when tested for impairment, as described below.

Impairment of long-lived assets

The unit of accounting for impairment testing for long-lived assets is its group, which includes fixed assets, amortizable intangible assets and liabilities directly related to those assets, such as asset retirement obligations (herein defined as “asset group”). For asset groups that are held and used, that group represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other asset groups. For asset groups that are to be disposed of by sale or otherwise, that group represents assets to be disposed of together as a group in a single transaction and liabilities directly associated with those assets that will be transferred in the transaction.

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying value of an asset group may no longer be recoverable. The recoverability of an asset group that is held and used is tested by comparing the carrying value of the asset group to the sum of the estimated undiscounted future cash flows expected to be generated by that asset group. In estimating the undiscounted future cash flows, we use projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the asset group. If there are multiple plausible scenarios for the use and eventual disposition of an asset group, we assess the likelihood of each scenario occurring in order to determine a probability-weighted estimate of the undiscounted future cash flows. The principal assumptions include periods of operation, projections of product pricing, production levels and sales volumes, product costs, market supply and demand, foreign exchange rates, inflation and projected capital spending. Changes in any of these assumptions could have a material effect on the estimated undiscounted future cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment loss is recognized in the amount that the asset group’s carrying value exceeds its fair value. The fair value of a long-lived asset group is determined in accordance with our accounting policy for fair value measurements, as discussed below. If it is determined that the carrying value of an asset group is recoverable, we review and adjust, as necessary, the estimated useful lives of the assets in the group.

When an asset group meets the criteria for classification as an asset held for sale, an impairment charge is recognized, if necessary, based on the excess of the asset group’s carrying value over the expected net proceeds from the sale (the estimated fair value minus the estimated costs to sell).

Asset groups to be disposed of other than by sale are classified as held and used until the asset group is disposed or use of the asset group has ceased.

Income taxes

Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates applicable when temporary differences and carryforwards are expected to be recovered or settled. Valuation allowances are recognized to reduce deferred income tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income and tax planning strategies. We have not provided for U.S. income taxes on the undistributed earnings of certain of our foreign subsidiaries, as we have specific plans for the reinvestment of such earnings. We recognize interest and penalties accrued related to unrecognized tax benefits as components of income tax expense.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Pension and OPEB benefit obligations

For our defined benefit plans, we recognize an asset or a liability for pension and OPEB benefit obligations net of the fair value of plan assets. An asset is recognized for a plan’s over-funded status and a liability is recognized for a plan’s under-funded status. Changes in the funding status that have not been recognized in our net periodic benefit costs are reflected as an adjustment to our “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. Net periodic benefit costs are recognized as employees render the services necessary to earn the pension and OPEB benefits. Amounts we contribute to our defined contribution plans are expensed as incurred.

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

Share-based compensation

We amortize the fair value of our stock incentive awards over the requisite service period using the straight-line attribution approach. The requisite service period is reduced for those employees who are retirement eligible at the date of the grant or who will become retirement eligible during the vesting period and who will be entitled to continue vesting in their entire award upon retirement. The fair value of stock options is determined using a Black-Scholes option pricing formula, and the fair value of restricted stock units (“RSUs”) and deferred stock units (“DSUs”) is determined based on the market price of a share of AbitibiBowater Inc. common stock on the grant date. We estimate forfeitures of stock incentive awards based on historical experience and recognize compensation cost only for those awards expected to vest. Estimated forfeitures are updated to reflect new information or actual experience, as it becomes available.

The additional paid-in capital (“APIC”) pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, we record the excess as income tax expense in our Consolidated Statements of Operations. For the year ended December 31, 2011, the APIC pool was not sufficient to cover the nominal amount of tax deficiencies recorded. For the years ended December 31, 2010 and 2009, we had a sufficient APIC pool to cover any tax deficiencies recorded; as a result, these deficiencies did not affect our results of operations. The APIC pool was reset to zero as of December 31, 2010 as a result of the application of fresh start accounting.

We classify the cash flows resulting from the tax benefit that arise from the exercise of stock options and the vesting of RSUs and DSUs that exceed the compensation cost recognized (excess tax benefits) as financing cash flows.

Revenue recognition

Pulp, paper and wood products delivered to our customers in the United States and Canada directly from our mills by either truck or rail are sold with the terms free on board (“FOB”) shipping point. For these sales, revenue is recorded when the product leaves the mill. Pulp and paper products delivered to our international customers by ship are sold with international shipping terms. For these sales, revenue is recorded when risk of loss and title of the product passes to the customer. Sales are reported net of allowances and rebates, and the following criteria must be met before they are recognized: persuasive evidence of an arrangement exists, delivery has occurred and we have no remaining obligations, prices are fixed or determinable and collectibility is reasonably assured.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Income (loss) per share

We calculate basic net income (loss) per share attributable to AbitibiBowater Inc. common shareholders by dividing our net income (loss) by the weighted-average number of outstanding common shares, including outstanding exchangeable shares of the Predecessor Company in 2009 and 2010. We calculate diluted net income (loss) per share attributable to AbitibiBowater Inc. common shareholders by dividing our net income (loss), as adjusted in 2009 and 2010 for the assumed conversion of the pre-petition convertible notes, by the weighted-average number of outstanding common shares, including outstanding exchangeable shares of the Predecessor Company in 2009 and 2010, as adjusted for the incremental shares attributable to the dilutive effects of potentially dilutive securities (such as the pre-petition convertible notes, stock options, RSUs and DSUs). The incremental shares are calculated using the “if converted” method (pre-petition convertible notes) or the treasury stock method (stock options, RSUs and DSUs).

Translation

The functional currency of the majority of our operations is the U.S. dollar. However, some of these operations maintain their books and records in their local currency in accordance with certain statutory requirements. Non-monetary assets and liabilities of these operations and the related income and expense items such as depreciation and amortization are remeasured into U.S. dollars using historical exchange rates. Remaining assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the balance sheet date. Remaining income and expense items are remeasured into U.S. dollars using an average exchange rate for the period. Gains and losses from foreign currency transactions and from remeasurement of the balance sheet are reported as “Other expense, net” in our Consolidated Statements of Operations.

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

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Interest expense

During the Creditor Protection Proceedings, we recorded interest expense on our pre-petition debt obligations only to the extent that: (i) interest would be paid during the Creditor Protection Proceedings or (ii) it was probable that interest would be an allowed priority, secured, or unsecured claim.

Note 3. Creditor Protection Proceedings

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

On April 16, 2009 and December 21, 2009, AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries filed voluntary petitions (collectively, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) for relief under the provisions of Chapter 11. In addition, on April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries sought creditor protection (the “CCAA Proceedings”) under the CCAA with the Superior Court of Quebec in Canada (the “Canadian Court”). On April 17, 2009, certain of AbitibiBowater Inc.’s Canadian subsidiaries filed voluntary petitions for provisional and final relief (the “Chapter 15 Cases”) in the U.S. Court under the provisions of Chapter 15 of the United States Bankruptcy Code, as amended, to obtain recognition and enforcement in the United States of certain relief granted in the CCAA Proceedings and also on that date, AbitibiBowater Inc. and certain of its subsidiaries in the Chapter 11 Cases obtained orders under Section 18.6 of the CCAA in respect thereof (the “18.6 Proceedings”). The Chapter 11 Cases, the Chapter 15 Cases, the CCAA Proceedings and the 18.6 Proceedings are collectively referred to as the “Creditor Protection Proceedings.” The entities that were subject to the Creditor Protection Proceedings are referred to herein as the “Debtors.” The U.S. Court and the Canadian Court are collectively referred to as the “Courts.” Our wholly-owned subsidiary that operates our Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries operated outside of the Creditor Protection Proceedings.

In the third quarter of 2010, the creditors under the Creditor Protection Proceedings, with one exception, voted in the requisite numbers to approve the respective Plan of Reorganization (as defined below). Creditors of Bowater Canada Finance Corporation (“BCFC”), an indirect, wholly-owned subsidiary of ours, did not vote in the requisite numbers to approve the Plans of Reorganization (as defined below). Accordingly, we did not seek sanction of the CCAA Plan of Reorganization and Compromise (the “CCAA Reorganization Plan”) or confirmation of the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Reorganization Plan” and, together with the CCAA Reorganization Plan, the “Plans of Reorganization” and each, a “Plan of Reorganization”) with respect to BCFC. See Note 20, “Commitments and Contingencies – BCFC Bankruptcy and Insolvency Act filing,” for information regarding BCFC’s Bankruptcy and Insolvency Act filing on December 31, 2010 and our deconsolidation of BCFC as of December 31, 2010. The Plans of Reorganization became effective on the Emergence Date.

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

•	all outstanding receivable interests sold under our accounts receivable securitization program were repurchased in cash for a price equal to the par amount thereof and the program was terminated;

•	holders of allowed claims arising from the Debtors’ pre-petition unsecured indebtedness received their pro rata share of common stock issued by us on account of their claims;

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

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

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

•

AbitibiBowater Inc. assumed by merger the obligations of ABI Escrow Corporation with respect to $850 million in aggregate principal amount of 10.25% senior secured notes due 2018, as further discussed in Note 16, “Liquidity and Debt”; and

•	we entered into the ABL Credit Facility, as defined and further discussed in Note 16, “Liquidity and Debt.”

From the 97,134,954 shares of Successor Company common stock issued for claims in the Creditor Protection Proceedings, we established a reserve of 23,382,073 shares for claims that remained in dispute as of the Emergence Date, from which we have made and will make supplemental interim distributions to unsecured creditors as disputed claims are resolved. As of December 31, 2011, there were 19,719,565 shares remaining in this reserve. The remaining claims are claims that we believe should be disallowed because they are duplicative, without merit, overstated or should be disallowed for other reasons. We have made significant progress in addressing the claims that remained in dispute at the time of our emergence from the substantial number and amount of claims filed during the Creditor Protection Proceedings. The majority of the remaining disputed claims will be disposed through ongoing litigation before the U.S. Court or a claims officer appointed by the Canadian Court. The ultimate completion of the claims resolution process could therefore take some time to complete. We may be required to settle certain disputed claims in cash under certain specific circumstances. As such, included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets as of December 31, 2011 and 2010 is a liability of $11 million and $35 million, respectively, for the estimated cash settlement of such claims. To the extent there are shares remaining after all disputed claims have been resolved, these shares will be reallocated ratably among unsecured creditors with allowed claims in the Creditor Protection Proceedings pursuant to the Plans of Reorganization.

The common stock of the Successor Company began trading under the symbol “ABH” on both the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (the “TSX”) on December 10, 2010. See Note 21, “Share Capital,” for additional information.

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

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

The NYSE and the TSX delisted the Predecessor Company’s common stock at the opening of business on May 21, 2009 and the close of market on May 15, 2009, respectively. During the Creditor Protection Proceedings, the Predecessor Company’s common stock traded in the over-the-counter market and was quoted on the Pink Sheets Quotation Service and on the OTC Bulletin Board under the symbol “ABWTQ.” In addition, the TSX delisted the exchangeable shares of our former indirect wholly-owned subsidiary, AbitibiBowater Canada Inc., at the close of market on May 15, 2009.

Reorganization items, net

Reorganization items, net for the years ended December 31, 2010 and 2009 were comprised of the following:

	Predecessor
(In millions)	2010	2009
Professional fees (1)	$154	$106
Gain due to Plans of Reorganization adjustments (2)	(3,553)	–
Loss due to fresh start accounting adjustments (3)	362	–
Provision for repudiated or rejected executory contracts (4)	121	225
Charges related to indefinite idlings and permanent closures (5)	307	242
Gains on disposition of assets (6) (11)	(70)	–
Write-off of debt discounts, premiums and issuance costs (7)	666	–
Revaluation of debt due to currency exchange (8)	546	–
Reversal of post-petition accrued interest on certain debt obligations (9)	(447)	–
Gain on deconsolidation of BPCL (10)	(26)	–
Gain on deconsolidation of a variable interest entity (“VIE”) (11)	(16)	–
Debtor in possession financing costs (12)	10	31
Other (13)	45	35
	$(1,901)	$639

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

(2)

Represented the effects of the implementation of the Plans of Reorganization, including, among other things: (i) the gain on extinguishment of the Predecessor Company’s liabilities subject to compromise, (ii) the gain on the settlement of the North American Free Trade Agreement (“NAFTA”) claim (the receipt of which was contingent upon our emergence from the Creditor Protection Proceedings) related to the December 2008 expropriation of certain of our assets and rights in the province of Newfoundland and Labrador by the provincial government and (iii) professional fees that were contractually due to certain professionals as “success” fees upon our emergence from the Creditor Protection Proceedings.

(3)

Represented, among other things, adjustments to the carrying values of our assets and liabilities to reflect their fair values and the elimination of the Predecessor Company’s additional paid-in capital, deficit and accumulated other comprehensive loss as a result of the application of fresh start accounting.

(4)	Represented provision for estimated claims arising from repudiated or rejected executory contracts, as well as supply contracts and equipment leases.
(5)

In 2010, represented charges primarily related to: (i) the indefinite idling of our Saint-Fulgence, Quebec and Petit Saguenay, Quebec sawmills; (ii) the indefinite idling of our Gatineau, Quebec paper mill (for which we announced its permanent closure later in the year); (iii) the indefinite idling of a de-inking line and paper machine at our Thorold, Ontario paper mill; (iv) the permanent closure of a paper machine at our Coosa Pines, Alabama paper mill and a paper machine at our Thorold paper mill and (iv) an impairment charge related to our Lufkin, Texas paper mill to reduce the carrying value of the assets to their estimated fair value prior to the sale of these assets. In 2009, represented charges related to the indefinite idling of various paper mills and paper machines located in Canada, as well as the permanent

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

closure of a sawmill in the United States and a chipping operation in Quebec, Canada. The fair value of all impaired assets was determined based on their estimated sale or salvage values. Such charges for the years ended December 31, 2010 and 2009 were comprised of the following:

	Predecessor
(In millions)	2010	2009
Accelerated depreciation	$251	$51
Long-lived asset impairment	10	130
Severance and pension curtailment	29	32
Write-downs of inventory	17	17
Other	–	12
	$307	$242

(6)

Represented gains on the disposition of various mills and other assets as part of our work toward a comprehensive restructuring plan, including the write-off of related asset retirement obligations. Such gains for the year ended December 31, 2010 included our Mackenzie, British Columbia paper mill and sawmills, four previously permanently closed paper mills that were bundled and sold together, our Westover, Alabama sawmill, our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio, Texas, our Albertville, Alabama sawmill, our Covington, Tennessee paper mill and various other assets, all of which we sold for proceeds of $80 million.

(7)

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

(8)

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

(9)

In 2010 and 2009, we had recorded post-petition accrued interest on the CCAA filers’ pre-petition unsecured debt obligations based on the expectation that such accrued interest would be a permitted claim under the CCAA Proceedings. However, pursuant to the CCAA Reorganization Plan sanctioned by the Canadian Court, the CCAA filers’ pre-petition unsecured debt obligations did not include the amount of such post-petition accrued interest for distribution purposes and therefore, such accrued interest was then accounted for as not having been approved as a permitted claim. Accordingly, in the third quarter of 2010, we reversed such post-petition accrued interest as a Reorganization item and ceased accruing interest on the CCAA filers’ pre-petition unsecured debt obligations.

(10)

As discussed in Note 1, “Organization and Basis of Presentation – Bridgewater Administration,” we are no longer consolidating BPCL in our consolidated financial statements. Upon the deconsolidation of BPCL, we derecognized our negative investment in BPCL, which resulted in a gain.

(11)

During the second quarter of 2010, a subsidiary that was a VIE that we had been consolidating was placed into receivership. As a result, we lost control over and the ability to influence this VIE’s operations and were no longer the primary beneficiary of this VIE. Therefore, we are no longer consolidating this VIE in our consolidated financial statements. Upon the deconsolidation of this VIE, we derecognized our negative investment in this VIE, which resulted in a gain. Additionally, in the fourth quarter of 2010, we transferred assets and liabilities associated with certain Canadian properties to this VIE. Upon the transfer of these properties to this VIE and the assumption of the associated liabilities by this VIE, we lost control of the assets transferred and were no longer primarily responsible for the liabilities transferred and therefore deconsolidated these properties, which resulted in a gain on disposition of assets.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

(12)

Debtor in possession financing costs were recorded in 2010 in connection with an amendment, two extensions and an exit fee related to one of our debtor in possession financing arrangements, as well as an amendment to our former accounts receivable securitization program. Debtor in possession financing costs were incurred in 2009 in connection with entering into our debtor in possession financing arrangements and our former amended and restated accounts receivable securitization program. For additional information, see Note 16, “Liquidity and Debt.”

(13)

In 2010, “Other” primarily included: (i) the write-off of environmental liabilities related to our Newfoundland and Labrador properties that were expropriated and for which no claim was filed against us in the Creditor Protection Proceedings; (ii) charges related to our estimated liability for an environmental claim filed against us by the current owner of a site previously owned by one of our subsidiaries; (iii) employee termination charges resulting from our work toward a comprehensive restructuring plan related to a workforce reduction at our Catawba, South Carolina paper mill and the departure of our former Chief Executive Officer and (iv) additional claim amounts recorded as a result of the claims reconciliation process. In 2009, “Other” primarily included: (i) charges for reserves for certain pre-petition receivables and (ii) impairment charges to reduce our retained interest in three QSPEs to zero (for further information, reference is made to Note 17, “Monetization of Timber Notes”). “Other” for both periods also included interest income.

In 2010 and 2009, we paid $210 million and $104 million, respectively, relating to reorganization items, which were comprised of: (i) professional fees of $139 million and $73 million, respectively, (ii) debtor in possession financing costs of $10 and $31 million, respectively, (iii) the backstop commitment agreement termination fee of $15 million in 2010 discussed above and (iv) exit financing costs of $46 million in 2010. Payments relating to professional fees and the backstop commitment agreement termination fee were included in cash flows from operating activities and payments relating to debtor in possession financing costs and exit financing costs were included in cash flows from financing activities in our Consolidated Statements of Cash Flows. Additionally, the receipt of the NAFTA settlement discussed above of $130 million in 2010 was included in cash flows from operating activities in our Consolidated Statements of Cash Flows.

Note 4. Amortizable Intangible Assets, Net

Amortizable intangible assets, net as of December 31, 2011 and 2010 were comprised of water rights:

	Successor
(In millions)	2011	2010
Gross carrying value	$19	$19
Accumulated amortization	(1)	–
Net	$18	$19

In order to operate our hydroelectric generating facilities, we draw water from various rivers in Canada. The use of such government-owned waters is governed by water power leases/agreements with the Canadian provinces, which set out the terms, conditions and fees (as applicable). Terms of these agreements typically range from 10 to 50 years and are generally renewable, under certain conditions, for additional terms. In certain circumstances, water rights are granted without expiration dates. In some cases, the agreements are contingent on the continued operation of the related paper mill and a minimum level of capital spending in the region. We have assigned the Successor Company’s water rights an expected useful life of 40 years, which corresponds to the related hydroelectric power plants’ expected useful lives.

The province of Quebec informed us on December 30, 2011 that it intended to terminate one of our water rights agreements and to require us to transfer property of the associated installation to the province for no consideration. The termination and transfer would be effective as of March 2, 2012. See Note 12, “Fixed Assets, Net,” for additional information. At this time, we believe that the remaining useful life of the assets remains unchanged, as we continue pursuing the renewal of our water rights at the facility. The carrying value of the intangible assets associated with the Jim-Gray installation as of December 31, 2011 was approximately $6 million. If we are unable to renew the water rights at this facility, we will reevaluate the remaining useful life of these assets, which may result in accelerated amortization charges in the first quarter of 2012.

Amortization expense related to amortizable intangible assets for the years ended December 31, 2011, 2010 and 2009 was approximately $1 million, $19 million and $25 million, respectively. Amortization expense related to amortizable intangible assets is estimated to be approximately less than $1 million per year for each of the next five years (excluding any accelerated amortization charges that may be required in the first quarter of 2012, as discussed above).

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Note 5. Closure Costs, Impairment and Other Related Charges

Closure costs, impairment and other related charges for the years ended December 31, 2011, 2010 and 2009 were comprised of the following:

	Successor	Predecessor
(In millions)	2011	2010	2009
Impairment of long-lived assets	$16	$2	$87
Accelerated depreciation	8	–	21
Impairment of assets held for sale	–	–	84
Contractual obligations and other commitments	–	8	–
Severance and other costs	22	1	10
	$46	$11	$202

Impairment of long-lived assets

In 2011, we recorded long-lived asset impairment charges of $6 million related to our Mokpo paper mill, $3 million related to certain scrapped equipment at our Calhoun, Tennessee paper mill and $7 million as a result of the decision to cease paperboard production at our Coosa Pines paper mill to reduce the carrying value of the assets to their estimated fair value, which was determined based on the assets’ estimated sale or salvage values.

In 2010, we recorded long-lived asset impairment charges of $2 million related to our previously permanently closed Covington facility to further reduce the carrying value of the assets to their estimated fair value, which was determined based on the mill’s estimated sales value.

In 2009, upon review of the recoverability of certain of our indefinitely idled newsprint mill assets following a steep decline in market demand in early 2009, we recorded a long-lived asset impairment charge of $85 million. The fair value of these assets was determined based on their estimated sale or salvage values. In 2009, we also recorded long-lived asset impairment charges, primarily related to two previously permanently closed mills, which we bundled and sold together in 2010 with two other previously permanently closed mills, to further reduce the carrying value of their assets to their current estimated fair value, which was determined based on their estimated sales values.

Accelerated depreciation

In 2011, we recorded accelerated depreciation charges of $3 million related to the permanent closure of a paper machine at our Kenogami, Quebec paper mill, $1 million related to the permanent closure of our Saint-Prime, Quebec remanufacturing wood products facility, $1 million related to the permanent closure of a de-inking line at our Alma, Quebec paper mill, $2 million related to the permanent closure of a paper machine and a thermomechanical pulp line at our Baie-Comeau, Quebec paper mill and $1 million as a result of the decision to cease paperboard production at our Coosa Pines paper mill.

In 2009, we reviewed the remaining useful lives of two paper machines at our Calhoun newsprint mill and concluded that the estimated remaining useful lives should be reduced to zero. Accordingly, we recorded accelerated depreciation charges of $21 million to reduce their carrying values to their estimated salvage values of zero.

Impairment of assets held for sale

In 2009, we recorded long-lived asset impairment charges of $84 million related to the assets held for sale for our interest in MPCo to reduce the carrying value of our investment in MPCo to its current fair value less costs to sell to reflect the terms of the final sale and actual costs to sell. The sale of MPCo was completed in the fourth quarter of 2009.

Contractual obligations and other commitments

In 2010, we recorded an $8 million tax indemnification liability related to the 2009 sale of our investment in MPCo (see Note 20, “Commitments and Contingencies – Other representations, warranties and indemnifications”).

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Severance and other costs

In 2011, we recorded $5 million of severance costs and a $2 million pension plan curtailment loss related to the permanent closure of a paper machine at our Kenogami paper mill, $3 million of severance costs and a $3 million pension plan curtailment loss related to a workforce reduction at our Mersey operations in Nova Scotia, $3 million of severance costs for an early retirement severance program for employees at our Mokpo paper mill and $3 million of severance costs and a $3 million OPEB plan curtailment loss as a result of the decision to cease paperboard production at our Coosa Pines paper mill.

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

Note 6. Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets and Other

Assets held for sale and liabilities associated with assets held for sale

Assets held for sale as of December 31, 2011 and 2010 were comprised of the following:

	Successor
(In millions)	2011	2010
Cash and cash equivalents	$–	$10
Accounts receivable	–	4
Other current assets	–	1
Fixed assets, net	7	149
Amortizable intangible assets	–	528
Other assets	–	6
	$7	$698

Liabilities associated with assets held for sale as of December 31, 2011 and 2010 were comprised of the following:

	Successor
(In millions)	2011	2010
Accounts payable and accrued liabilities	$–	$9
Long-term debt	–	280
	$–	$289

As of December 31, 2011, we held for sale the following assets: our Petit Saguenay sawmill and certain parcels of land. The assets held for sale are carried in our Consolidated Balance Sheet as of December 31, 2011 at the lower of carrying value or fair value less costs to sell. We expect to complete a sale of all of these assets within the next twelve months for amounts that equal or exceed their individual carrying values.

As of December 31, 2010, we held for sale the following assets: our investment in ACH Limited Partnership (“ACH”), our Kenora, Ontario and Alabama River paper mills, our Saint-Fulgence and Petit Saguenay sawmills and various other assets. These assets and liabilities held for sale were carried in our Consolidated Balance Sheet as of December 31, 2010 at fair value (as a result of the application of fresh start accounting) less costs to sell. Since we had control over ACH, our consolidated financial statements included this entity on a fully consolidated basis.

Net gain on disposition of assets and other

During 2011, we sold our investment in ACH (for additional information, see Note 16, “Liquidity and Debt”), our Alabama River paper mill, our Kenora paper mill and various other assets for cash proceeds of $315 million, resulting in a net gain on disposition of assets of $3 million.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

During 2010, we sold timberlands and other assets for proceeds of $16 million, resulting in a net gain on disposition of assets of $14 million. Additionally, during 2010, as part of our work toward a comprehensive restructuring plan, we sold various mills and other assets. For additional information, see Note 3, “Creditor Protection Proceedings – Reorganization items, net.” Additionally, in 2010, we recorded a net gain of $16 million related to a customer bankruptcy settlement.

During 2009, we sold 491,356 acres of timberlands, primarily located in Quebec, Canada and other assets, including the water system associated with our Lufkin paper mill, for proceeds of $119 million, resulting in a net gain on disposition of assets of $91 million. In addition, in 2009, we sold our interest in MPCo for gross cash proceeds of Cdn$615 million ($583 million). We did not recognize a gain or loss on this sale since we had previously recorded long-lived asset impairment charges to reduce the carrying value of our investment in MPCo to its fair value less costs to sell. See Note 5, “Closure Costs, Impairment and Other Related Charges – Impairment of assets held for sale,” for additional information.

Note 7. Other Expense, Net

Other expense, net for the years ended December 31, 2011, 2010 and 2009 was comprised of the following:

	Successor	Predecessor
(In millions)	2011	2010	2009
Foreign exchange loss	$(21)	$(94)	$(59)
Post-emergence costs (1)	(47)	–	–
Income (loss) from equity method investments	2	(3)	(9)
Net gains on extinguishment of debt (Note 16)	6	–	–
Interest income (2)	3	1	–
Fees for waivers and amendments to accounts receivable securitization program (3)	–	–	(23)
Loss on sale of ownership interests in accounts receivable (Note 16)	–	–	(17)
Miscellaneous income (4)	9	7	37
	$(48)	$(89)	$(71)

(1)

Primarily represents ongoing legal and other professional fees for the resolution and settlement of disputed creditor claims, as well as costs for other post-emergence activities associated with the Creditor Protection Proceedings.

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

(4)

Miscellaneous income in 2009 included $24 million of income, net from a subsidiary’s proceeds sharing arrangement related to a third party’s sale of timberlands. The related proceeds were deposited in trust with the Monitor during the Creditor Protection Proceedings and were released upon our emergence from the Creditor Protection Proceedings.

Note 8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of December 31, 2011 and 2010 was comprised of the following:

	Successor
(In millions)	2011	2010 (1)
Unamortized prior service costs (2)	$(2)	$–
Unamortized actuarial losses (3)	(309)	–
Foreign currency translation (4) (5)	–	–
	$(311)	$–

(1)	In connection with the application of fresh start accounting as of December 31, 2010, accumulated other comprehensive loss of the Predecessor Company was eliminated.
(2)	Net of deferred income taxes of zero as of December 31, 2011.
(3)	Net of deferred income tax benefit of $127 million as of December 31, 2011. Net of unamortized actuarial losses of $8 million attributable to noncontrolling interests as of December 31, 2011.
(4)

No tax effect was recorded for foreign currency translation since the investment in foreign net assets translated is deemed indefinitely invested. Net of noncontrolling interests of $2 million of foreign exchange gains as of December 31, 2011.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

(5)

Accumulated other comprehensive loss as of December 31, 2011 has been increased by $8 million of foreign currency translation gains that were reclassified to “Net gain on disposition of assets and other” in our Consolidated Statements of Operations for the year ended December 31, 2011 as a result of the sale of our investment in ACH.

The pension and OPEB benefit related components of other comprehensive loss for the years ended December 31, 2011, 2010 and 2009 were comprised of the following:

	Successor			Predecessor
	2011			2010			2009
(In millions)	Before- tax Amount	Taxes	After- tax Amount	Before- tax Amount	Taxes	After- tax Amount	Before- tax Amount	Taxes	After- tax Amount
Prior service (cost) credit from plan amendment during period	$(1)	$–	$(1)	$8	$–	$8	$–	$–	$–
Amortization or curtailment recognition of prior service credit included in net periodic benefit cost	(1)	–	(1)	–	–	–	(15)	–	(15)
Change in unamortized prior service costs and credits during period	(2)	–	(2)	8	–	8	(15)	–	(15)
Net actuarial loss arising during period	(447)	127	(320)	(606)	–	(606)	(176)	–	(176)
Amortization or settlement recognition of net actuarial loss	3	–	3	8	–	8	–	–	–
Change in unamortized actuarial gains and losses during period	(444)	127	(317)	(598)	–	(598)	(176)	–	(176)
Comprehensive loss associated with pension and OPEB plans including noncontrolling interests	(446)	127	(319)	(590)	–	(590)	(191)	–	(191)
Less: Comprehensive loss associated with pension and OPEB plans attributable to noncontrolling interests:
Net actuarial loss arising during period	8	–	8	–	–	–	–	–	–
Comprehensive loss associated with pension and OPEB plans attributable to noncontrolling interests	8	–	8	–	–	–	–	–	–
Comprehensive loss associated with pension and OPEB plans attributable to AbitibiBowater Inc.	$(438)	$127	$(311)	$(590)	$–	$(590)	$(191)	$–	$(191)

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Note 9. Net Income (Loss) Per Share

The weighted-average number of common shares outstanding used to calculate basic and diluted net income (loss) per share attributable to AbitibiBowater Inc. common shareholders for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Successor	Predecessor
(In millions)	2011	2010	2009
Basic weighted-average number of common shares outstanding	97.1	57.7	57.7
Effect of potentially dilutive securities and pre-petition convertible notes	–	36.9	–
Diluted weighted-average number of common shares outstanding	97.1	94.6	57.7

As discussed in Note 21, “Share Capital,” (i) all equity interests in the Predecessor Company existing immediately prior to the Emergence Date, including, among other things, all of our common stock issued and outstanding, were discharged, canceled, released and extinguished and (ii) on the Emergence Date and pursuant to the Plans of Reorganization, we issued an aggregate of 97,134,954 shares of Successor Company common stock. The weighted-average number of common shares outstanding as of December 31, 2010 assumes that the Predecessor Company common stock remained outstanding through the December 31, 2010 Convenience Date.

For the year ended December 31, 2011, no adjustment to net income attributable to AbitibiBowater Inc. common shareholders was necessary to calculate basic and diluted net income per share. For the year ended December 31, 2011, the dilutive impact of 0.9 million option shares and 0.4 million equity-classified RSUs and DSUs on the weighted-average number of common shares outstanding used to calculate diluted net income per share was nominal. For the year ended December 31, 2010, an adjustment to our basic weighted-average number of common shares outstanding of 36.9 million shares was necessary for the dilutive effect of the assumed conversion of the pre-petition convertible notes, which were outstanding at that time. However, no adjustment to net income attributable to AbitibiBowater Inc. common shareholders was necessary for the year ended December 31, 2010 because we did not record interest expense related to such convertible notes as a result of the Creditor Protection Proceedings. For the year ended December 31, 2009, no adjustment to net loss attributable to AbitibiBowater Inc. common shareholders and the diluted weighted-average number of common shares outstanding for the assumed conversion of such convertible notes was necessary as the impact would have been anti-dilutive.

Options to purchase 2.4 million shares and 2.9 million shares for the years ended December 31, 2010 and 2009, respectively, were excluded from the calculation of diluted net income (loss) per share as the impact would have been anti-dilutive.

Note 10. Inventories, Net

Inventories, net as of December 31, 2011 and 2010 were comprised of the following:

	Successor
(In millions)	2011	2010
At lower of cost or market (2011); at fair value (2010):
Raw materials and work in process	$152	$146
Finished goods	168	184
Mill stores and other supplies	155	108
	$475	$438

In 2011, we recorded charges of $3 million for write-downs of inventory as a result of the decision to cease paperboard production at our Coosa Pines paper mill, as well as the permanent closure of a paper machine at our Kenogami paper mill. These charges were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. In 2010, we recorded charges of $17 million for write-downs of inventory, primarily associated with our indefinitely idled Gatineau paper mill, an indefinitely idled paper machine and de-inking line at our Thorold paper mill and a permanently closed paper machine at our Coosa Pines paper mill. These charges were incurred as part of our restructuring and were included in “Reorganization items, net” in our Consolidated Statements of Operations.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Note 11. Restricted Cash

In connection with the sale of our investment in MPCo in December 2009, we provided certain undertakings and indemnities to Alcoa Canada Ltd. (collectively with certain affiliates, “Alcoa”), our former partner in MPCo, including an indemnity for potential tax liabilities arising from the transaction. As of December 31, 2011 and 2010, we maintained a reserve of approximately Cdn$83 million ($81 million, based on the exchange rate in effect on December 31, 2011) and Cdn$80 million ($80 million, based on the exchange rate in effect on December 31, 2010), respectively, to secure those obligations. This reserve was included as restricted cash in “Other assets” in our Consolidated Balance Sheets as of December 31, 2011 and 2010.

Note 12. Fixed Assets, Net

Fixed assets, net as of December 31, 2011 and 2010 were comprised of the following:

	Successor
(Dollars in millions)	Range of Estimated Useful Lives in Years	2011	2010
Land and land improvements	2 – 10	$85	$72
Buildings	10 – 40	264	280
Machinery and equipment	3 – 20	1,910	1,853
Hydroelectric power plants (1)	40	283	283
Timber and timberlands	10 – 20	105	100
Construction in progress		81	53
		2,728	2,641
Less accumulated depreciation		(226)	–
		$2,502	$2,641

(1)

The province of Quebec informed us on December 30, 2011 that it intended to terminate our water rights associated with our Jim-Gray hydroelectric facility and to require us to transfer property of the associated installation to the province for no consideration. The termination and transfer would be effective as of March 2, 2012. The province’s actions are not consistent with our understanding of the agreement in question. We continue to evaluate our legal options. The net book value of this hydroelectric facility was tested for impairment with the other assets in its asset group and no impairment was indicated. At this time, we believe that the remaining useful life of the assets remains unchanged, as we continue pursuing the renewal of our water rights at the facility. The carrying value of the hydroelectric assets associated with the Jim-Gray installation as of December 31, 2011 was approximately $89 million. If we are unable to renew the water rights at this facility, we will reevaluate the remaining useful life of these assets, which may result in accelerated depreciation charges in the first quarter of 2012.

Note 13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2011 and 2010 were comprised of the following:

	Successor
(In millions)	2011	2010
Trade accounts payable	$291	$252
Payroll, bonuses and severance payable	89	99
Accrued interest	13	21
Pension and OPEB benefit obligations	34	35
Income and other taxes payable	19	15
Claims payable	11	35
Other	87	90
	$544	$547

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Note 14. Severance Related Liabilities

The activity in our severance related liabilities for the years ended December 31, 2010 and 2011 was as follows:

(In millions)	2011 Initiatives	2010 Initiatives	2009 Initiatives	2008 Initiatives	2007 Initiatives	Total
Balance as of December 31, 2009 (Predecessor)	$–	$–	$43	$27	$17	$87
Charges (credits)	–	24	5	–	(4)	25
Compromise and settlement due to distribution of Successor Company common stock on account of unsecured creditor claims	–	(22)	(48)	(29)	(12)	(111)
Other	–	–	–	2	(1)	1
Balance as of December 31, 2010 (Successor)	–	2	–	–	–	2
Charges	28	–	–	–	–	28
Payments	(17)	(2)	–	–	–	(19)
Balance as of December 31, 2011 (Successor)	$11	$–	$–	$–	$–	$11

In 2011, we recorded employee termination costs primarily as a result of corporate employee terminations, the decision to close our Greenville, South Carolina office, the decision to cease paperboard production at our Coosa Pines paper mill, an early retirement severance program for employees at our Mokpo paper mill, the permanent closure of a paper machine at our Kenogami paper mill and a workforce reduction at our Mersey operations. The majority of the remaining severance liability is expected to be paid in 2012.

In 2010, we recorded employee termination costs resulting from our work toward a comprehensive restructuring plan, primarily related to: (i) the indefinite idling of our Gatineau paper mill, (ii) the indefinite idling of a paper machine and a de-inking line at our Thorold paper mill, (iii) a workforce reduction at our Catawba paper mill, (iv) the continued indefinite idling of our Dolbeau, Quebec paper mill (for which we announced its permanent closure in the third quarter of 2010), (v) the continued indefinite idling of a paper machine at our Thunder Bay, Ontario paper mill and (vi) the departure of our former Chief Executive Officer.

In 2009, we recorded employee termination costs primarily related to: (i) the indefinite idling of various paper mills and paper machines located in Canada resulting from our work toward a comprehensive restructuring plan, (ii) the continued idling of our Alabama River newsprint mill and (iii) the permanent closure of a sawmill in the United States resulting from our work toward a comprehensive restructuring plan.

Employee termination costs incurred as part of our restructuring were included in “Reorganization items, net” in our Consolidated Statements of Operations. Employee termination costs that were not associated with our restructuring were classified as “Cost of sales, excluding depreciation, amortization and cost of timber harvested,” “Selling, general and administrative expenses” or “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations. The severance related liabilities were included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Note 15. Asset Retirement Obligations

The activity in our liability for asset retirement obligations for the years ended December 31, 2011 and 2010 was as follows:

	Successor	Predecessor
(In millions)	2011	2010
Beginning of year (2011: Successor; 2010: Predecessor)	$17	$55
Additions	3	5
Accretion expense	1	2
Reductions due to sale of mills	–	(20)
Write-off of liabilities for which no claim was filed against us in the Creditor Protection Proceedings	–	(20)
Payments	(1)	(1)
Compromise and settlement due to distribution of Successor Company common stock on account of unsecured creditor claims	–	(3)
Other	–	(1)
End of year (Successor)	$20	$17

These asset retirement obligations consist primarily of liabilities for landfills, sludge basins and decontamination of closed sites. The related costs are capitalized as part of land and land improvements. We have not had to legally restrict assets for purposes of settling our asset retirement obligations. The costs associated with these obligations are expected to be paid over a weighted average period of approximately nine years.

The additions in 2011 represented increases in obligations associated with our Thunder Bay, Calhoun, Baie-Comeau and Laurentide, Quebec paper mills and included closure and cleanup of landfills, sludge ponds/lagoons and ash ponds. The additions in 2011 also included soil and groundwater testing and remediation and closure of two on-site landfills at our permanently closed Gatineau paper mill. The additions in 2010 represented obligations associated with our permanently closed Gatineau paper mill and included soil and groundwater testing and remediation, capping of landfills and removal of chemicals and other related materials.

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

The asset retirement obligations were included in “Accounts payable and accrued liabilities” or “Other long-term liabilities” in our Consolidated Balance Sheets.

Note 16. Liquidity and Debt

Liquidity

As of December 31, 2011, in addition to cash and cash equivalents and net cash provided by operations, our principal external source of liquidity was the ABL Credit Facility, which is defined and discussed below. As of December 31, 2011, we had cash and cash equivalents of $369 million and had $515 million of availability under the ABL Credit Facility.

On May 27, 2011, we announced the sale of our 75% equity interest in ACH. Cash proceeds from the sale, including cash available at closing, were approximately Cdn$290 million ($296 million, based on the exchange rate in effect on May 27, 2011). The proceeds were applied in accordance with the terms of the 2018 Notes (as defined below) indenture, which requires, among other things, that the first $100 million of net proceeds from the sale of certain assets, including our interest in ACH, be used to redeem 2018 Notes (including accrued and unpaid interest) if the closing occurs within six months of the Emergence Date (as further discussed below). We also used the ACH proceeds to redeem an additional $85 million of principal amount of the 2018 Notes and repaid $90 million of other long-term debt (as further discussed below). The purchaser assumed the outstanding debt of ACH. Accordingly, ACH’s total long-term debt ($280 million as of December 31, 2010) is no longer reflected in our Consolidated Balance Sheet.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

As further discussed below, on November 4, 2011, we redeemed an additional $85 million of principal amount of the 2018 Notes.

In 2010, prior to our emergence from the Creditor Protection Proceedings, in addition to cash and cash equivalents and net cash provided by operations, our external sources of liquidity were comprised of the following (which are defined and discussed below): (i) the Bowater DIP Agreement, (ii) the ULC DIP Facility and (iii) an accounts receivable securitization program. During the Creditor Protection Proceedings, cash payments for interest were only made on the Bowater DIP Agreement, the accounts receivable securitization program, the pre-petition secured bank credit facilities, the pre-petition senior secured term loan, the pre-petition floating rate industrial revenue bonds due 2029, as well as the Abitibi DIP Agreement (defined and discussed below) through December 9, 2009, the date such agreement was terminated. In addition, as discussed below under “Sale of our investment in MPCo,” in 2009, we also paid accrued interest to the holders of our pre-petition 13.75% senior secured notes due 2011.

Debt

Emergence from Creditor Protection Proceedings

In connection with the implementation of the Plans of Reorganization:

•	all amounts outstanding under the Bowater DIP Agreement were paid in full in cash and the facility was terminated;

•	all amounts outstanding under the ULC DIP Facility were paid in full and the facility was terminated;

•	all outstanding receivable interests sold under the accounts receivable securitization program were repurchased in cash for a price equal to the par amount thereof and the program was terminated;

•

all amounts outstanding under our pre-petition secured financing agreements were paid in full in cash, including accrued interest, and the agreements governing the obligations and all other related agreements, supplements and amendments were canceled and terminated;

•

holders of allowed debt claims relating to the Debtors’ pre-petition unsecured indebtedness were allocated shares of the Successor Company’s common stock on account of their claims and all obligations of the Debtors thereunder were discharged and the agreements governing the obligations, including all other related agreements, supplements, amendments and arrangements, were canceled and terminated;

•

we assumed by merger the obligations of ABI Escrow Corporation with respect to $850 million in aggregate principal amount of 10.25% senior secured notes due 2018 (the “2018 Notes” or “notes”), as discussed below; and

•	we entered into a senior secured asset-based revolving credit facility in an amount of $600 million (the “ABL Credit Facility”), as discussed below.

Proceeds from the issuance of the 2018 Notes of $850 million, borrowings under the ABL Credit Facility of $100 million, together with cash and cash equivalents at emergence, were used to pay: (i) all amounts outstanding, including accrued interest, under our secured pre-petition debt obligations and the Bowater DIP Agreement; (ii) all outstanding secured borrowings under the accounts receivable securitization program; (iii) administrative expense claims and priority claims; (iv) other secured and convenience claims; (v) financing costs related to the 2018 Notes and the ABL Credit Facility and (vi) other payments required upon emergence.

10.25% senior secured notes due 2018

On December 9, 2010, AbitibiBowater Inc. and each of its material, wholly-owned U.S. subsidiaries entered into a supplemental indenture with Wells Fargo Bank, National Association, as trustee and collateral agent, pursuant to which AbitibiBowater Inc. assumed the obligations of ABI Escrow Corporation with respect to $850 million in aggregate principal amount of the 2018 Notes, originally issued on October 4, 2010 pursuant to an indenture as of that date (as supplemented, the “indenture”). ABI Escrow Corporation was a wholly-owned subsidiary of AbitibiBowater Inc. created solely for the purpose of issuing the 2018 Notes. The notes were issued in a private placement exempt from registration under the Securities Act of 1933 (as amended, the “Securities Act”). Interest is payable on the notes on April 15 and October 15 of each year beginning on April 15, 2011, until their maturity date of October 15, 2018. In accordance with certain conditions in the indenture, the net proceeds of the notes offering were placed into an escrow account on October 4, 2010. On December 9, 2010, upon satisfaction of the escrow conditions, the funds deposited into escrow were released to AbitibiBowater Inc. and we used the net proceeds to repay certain indebtedness pursuant to the Plans of Reorganization. On May 12, 2011, the indenture was amended and restated in its entirety to make certain technical corrections and conforming changes.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

The notes are and will be guaranteed by our current and future wholly-owned material U.S. subsidiaries (the “guarantors”) and are secured on a first priority basis, subject to permitted liens, by the capital stock of our subsidiaries (limited to 65% of the capital stock in first tier foreign subsidiaries) now owned or acquired in the future by AbitibiBowater Inc. and the guarantors and substantially all of AbitibiBowater Inc.’s and the guarantors’ assets (other than certain excluded assets and assets that are first priority collateral in respect of the ABL Credit Facility) now owned or acquired in the future. The notes and the guarantees are also secured on a second priority basis by the collateral securing the ABL Credit Facility, including accounts receivable, inventory and cash deposit and investment accounts.

The notes rank equally in right of payment with all of AbitibiBowater Inc.’s post-emergence senior indebtedness and senior in right of payment to all of its subordinated indebtedness. The note guarantees rank equally in right of payment with all of the guarantors’ post-emergence senior indebtedness and are senior in right of payment to all of the guarantors’ post-emergence subordinated indebtedness. In addition, the notes are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the notes. The notes and the guarantees are also effectively junior to indebtedness under the ABL Credit Facility to the extent of the value of the collateral that secures the ABL Credit Facility on a first priority basis and to indebtedness secured by assets that are not collateral securing the 2018 Notes to the extent of the value of such assets.

At any time prior to October 15, 2014, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a “make-whole” premium. We may also redeem some or all of the notes on and after October 15, 2014, at a redemption price of 105.125% of the principal amount thereof if redeemed during the twelve-month period beginning on October 15, 2014, 102.563% of the principal amount thereof if redeemed during the twelve-month period beginning on October 15, 2015, and 100% of the principal amount thereof if redeemed on or after October 15, 2016, plus, in each case, accrued and unpaid interest. We may also redeem up to 35% of the notes using the proceeds of certain equity offerings completed before October 15, 2013 at a redemption price of 110.250% of the principal amount thereof, plus accrued and unpaid interest. Prior to October 15, 2013, we may also redeem up to 10% of the notes per twelve-month period at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. If we experience specific kinds of changes in control, we must offer to purchase the notes at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest. For certain of our assets, including our interest in ACH, sold within six months of the Emergence Date, we must use the first $100 million of the net proceeds received from any such sales to redeem a portion of the notes at a redemption price of 105% of the principal amount plus accrued and unpaid interest. If we sell certain of our assets thereafter, and we do not use the proceeds to pay down certain indebtedness, purchase additional assets or make capital expenditures, each as specified in the indenture, we must offer to purchase the notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date with the net cash proceeds from the asset sale.

On June 13, 2011, we applied the first $100 million of net proceeds from the sale of ACH (as discussed above) to redeem $94 million of principal amount of the 2018 Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest. Additionally, on both June 29, 2011 and November 4, 2011, we redeemed $85 million of principal amount of the 2018 Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. As a result of these redemptions, during the year ended December 31, 2011, we recorded net gains on extinguishment of debt of $6 million, which were included in “Other expense, net” in our Consolidated Statements of Operations.

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

As a result of our application of fresh start accounting, as of December 31, 2010, the 2018 Notes were recorded at their fair value of $905 million, which resulted in a premium of $55 million, which is being amortized to interest expense using the effective interest method over the term of the notes. As of December 31, 2011, the carrying value of the 2018 Notes was $621 million, which included the unamortized premium of $35 million, resulting in an effective interest rate of 9.1%.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

In connection with the issuance of the notes, during 2010, we incurred fees of $27 million, which were written off to “Reorganization items, net” in our Consolidated Statements of Operations as a result of the application of fresh start accounting.

ABL Credit Facility

On December 9, 2010, AbitibiBowater Inc. and three of its post-emergence wholly-owned subsidiaries, AbiBow US Inc. and AbiBow Recycling LLC, (collectively, the “U.S. Borrowers”) and AbiBow Canada Inc. (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”) entered into the ABL Credit Facility with certain lenders and Citibank, N.A., as administrative agent and collateral agent (the “agent”).

On October 28, 2011, the Borrowers and the subsidiaries of AbitibiBowater Inc. that are guarantors of the ABL Credit Facility entered into an amendment (the “amendment”) to the credit agreement that governs the ABL Credit Facility. The ABL Credit Facility, as amended, provides for an asset-based, revolving credit facility with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability, including a $60 million (increased from $20 million) swingline sub-facility and a $200 million (increased from $150 million) letter of credit sub-facility. The ABL Credit Facility includes a $400 million tranche available to the Borrowers and a $200 million tranche available solely to the U.S. Borrowers, in each case subject to the borrowing base availability of those Borrowers. The ABL Credit Facility also provides for an uncommitted incremental loan facility of up to $100 million, subject to certain terms and conditions set forth in the ABL Credit Facility. The amendment extends the maturity of the ABL Credit Facility from December 9, 2014 to October 28, 2016.

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

The borrowing base availability of each borrower is subject to certain reserves, which are established by the agent in its discretion. The reserves may include dilution reserves, inventory reserves, rent reserves and any other reserves that the agent determines are necessary and have not already been taken into account in the calculation of the borrowing base. As of December 31, 2010, an additional reserve of $286 million was in place against the borrowing base of the Canadian Borrower until the adoption, by the governments of Quebec and Ontario, of regulations to implement previously-announced funding relief with respect to aggregate solvency deficits in our material Canadian registered pension plans, as discussed in Note 18, “Pension and Other Postretirement Benefit Plans – Canadian pension funding relief.” As of the third quarter of 2011, both the provinces of Quebec and Ontario had adopted these funding relief regulations. As a result, this reserve against the borrowing base of the Canadian Borrower was removed in the third quarter of 2011.

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

Borrowings under the ABL Credit Facility bear interest at a rate equal to, at the Borrower’s option, the base rate, the Canadian prime rate or the Eurodollar rate, in each case plus an applicable margin. The base rate under the ABL Credit Facility equals the greater of: (i) the agent’s base rate, (ii) the Federal Funds rate plus 0.5%, (iii) the agent’s rate for certificates of deposit having a term of three months plus 0.5% or (iv) the Eurodollar rate for a one month interest period plus 1.0%. The amendment reduced the interest rate margin applicable to borrowings under the ABL Credit Facility to 1.75% – 2.25% per annum with respect to Eurodollar rate and bankers’ acceptance rate borrowings (reduced from 2.75% – 3.25%) and 0.75% – 1.25% per annum with respect to base rate and Canadian prime rate borrowings (reduced from 1.75% – 2.25%), in each case depending on excess availability under the ABL Credit Facility. The applicable margin is subject, in each case, to monthly pricing adjustments based on the average monthly excess availability under the ABL Credit Facility, with such adjustments commencing after the end of the second full fiscal quarter following the Emergence Date.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

In addition to paying interest on the outstanding borrowings under the ABL Credit Facility, the Borrowers are required to pay a fee in respect of unutilized commitments, which was equal to 0.75% per annum initially. Commencing after the end of the second full fiscal quarter following the Emergence Date, the fee is subject to monthly pricing adjustments based on the unutilized commitment of the ABL Credit Facility over the prior month. Initially, the Borrowers were required to pay a fee equal to 0.75% per annum when the unutilized commitment of the ABL Credit Facility was greater than or equal to 50% of the total commitments and 0.50% per annum when the unutilized commitment of the ABL Credit Facility was less than 50% of the total commitments. The amendment reduced the unutilized commitment fee payable by the Borrowers under the ABL Credit Facility to 0.375% – 0.50% per annum, subject to monthly pricing adjustments based on the unutilized commitment of the ABL Credit Facility. The Borrowers must also pay a fee on outstanding letters of credit under the ABL Credit Facility at a rate equal to the applicable margin in respect of Eurodollar borrowings, plus a facing fee as agreed to in writing from time to time, and certain administrative fees.

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

The ABL Credit Facility contains customary covenants for asset-based credit agreements of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence and repayment of indebtedness; (iii) restrictions on the existence or incurrence of liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on transactions with affiliates; (viii) restrictions on amendments or modifications to the Canadian pension and benefit plans and (ix) restrictions on modifications to material indebtedness. Additionally, the amendment reduced to 1.0:1.0 (reduced from 1.1:1.0) the minimum consolidated fixed charge coverage ratio required if at any time excess availability falls below the greater of: (i) $60 million and (ii) 12.5% of the lesser of (A) the total commitments and (B) the borrowing base then in effect. Prior to the effectiveness of the amendment, this springing fixed charge coverage ratio covenant was triggered if excess availability fell below 15% of the total commitments then in effect. The amendment also eases certain other covenants, including covenants restricting our ability to: (i) prepay certain indebtedness, (ii) consummate permitted acquisitions and (iii) make certain restricted payments. Subject to customary grace periods and notice requirements, the ABL Credit Facility also contains customary events of default.

As of December 31, 2011, the Borrowers had no borrowings and $62 million of letters of credit outstanding under the ABL Credit Facility. As of December 31, 2011, we had $515 million of availability under the ABL Credit Facility, which was comprised of $280 million for the U.S. Borrowers and $235 million for the Canadian Borrower.

In accordance with its stated purpose, the proceeds of the ABL Credit Facility were used to fund amounts payable under the Plans of Reorganization and can be used by us for, among other things, working capital, capital expenditures, permitted acquisitions and other general corporate purposes. Upon receipt of the NAFTA settlement amount (see Note 3, “Creditor Protection Proceedings – Reorganization items, net”), we repaid the $100 million we had borrowed on the Emergence Date under the ABL Credit Facility.

As consideration for amending the ABL Credit Facility in 2011 and entering into the ABL Credit Facility in 2010, during 2011 and 2010, we incurred fees of $3 million and $19 million, respectively, which were recorded as deferred financing costs in “Other assets” in our Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively, and are being amortized to interest expense over the term of the facility.

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

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Interest expense

Interest expense recorded in our Consolidated Statements of Operations totaled $95 million in 2011, $483 million in 2010 and $597 million in 2009. The decrease in interest expense in 2011 compared to 2010 was primarily due to significantly lower debt levels in connection with our emergence from the Creditor Protection Proceedings. Additionally, interest expense in 2010 included a cumulative adjustment of $43 million to increase the accrued interest on the unsecured U.S. dollar denominated debt obligations of the CCAA filers to a fixed exchange rate, as further discussed in Note 3, “Creditor Protection Proceedings – Reorganization items, net.” The decrease in interest expense in 2010 compared to 2009 was a result of ceasing to accrue interest on certain of our pre-petition debt obligations. In accordance with FASB ASC 852, during the Creditor Protection Proceedings, we recorded interest expense on our pre-petition debt obligations only to the extent that: (i) interest would be paid during the Creditor Protection Proceedings or (ii) it was probable that interest would be an allowed priority, secured or unsecured claim. As such, during the Creditor Protection Proceedings, we continued to accrue interest on the Debtors’ pre-petition secured debt obligations and, until the third quarter of 2010, the CCAA filers’ pre-petition unsecured debt obligations. See Note 3, “Creditor Protection Proceedings – Reorganization items, net,” for a discussion of the reversal of post-petition accrued interest on the CCAA filers’ pre-petition unsecured debt obligations. Interest expense in 2010 also included accrued interest on the 2018 Notes, which were issued on October 4, 2010, as discussed above. Contractual interest expense was $714 million in 2010 and $788 million in 2009.

Fair value of total debt

The fair value of our total debt was determined by reference to quoted market prices or by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities. The fair value of our debt as of December 31, 2011 and 2010 was approximately $649 million and $1.2 billion (including ACH’s long-term debt of $280 million, which was included in “Liabilities associated with assets held for sale” in our Consolidated Balance Sheet as of December 31, 2010), respectively.

Assets pledged as collateral

The carrying value of assets pledged as collateral for our total debt obligations was approximately $3.8 billion as of December 31, 2011.

Financings during Creditor Protection Proceedings

Bowater DIP Agreement

On April 21, 2009, we entered into a Senior Secured Superpriority Debtor In Possession Credit Agreement (the “Bowater DIP Agreement”) among AbitibiBowater Inc., Bowater Incorporated (“Bowater,” a former subsidiary of ours) and Bowater Canadian Forest Products Inc. (“BCFPI,” a former subsidiary of Bowater), as borrowers, Fairfax, as administrative agent, collateral agent and an initial lender, and Avenue Investments, L.P., as an initial lender. Law Debenture Trust Company of New York replaced Fairfax as the administrative agent and collateral agent under the Bowater DIP Agreement.

The Bowater DIP Agreement provided for term loans in an aggregate principal amount of $206 million (the “Initial Advance”). In connection with an amendment we entered into on July 15, 2010, we prepaid $166 million of the outstanding principal amount of the Initial Advance on July 21, 2010. On the Emergence Date and pursuant to the Plans of Reorganization, the remaining outstanding balance of $40 million, plus accrued interest, was paid in full in cash and the Bowater DIP Agreement was terminated.

In 2010, as consideration for two extensions to the Bowater DIP Agreement, the amendment discussed above, as well as the exit fee that was required to be paid to the lenders upon repayment of the outstanding balance, we incurred fees totaling $6 million. In 2009, as consideration for entering into the Bowater DIP Agreement, we incurred fees of $14 million. All of these fees were recorded in “Reorganization items, net” in our Consolidated Statements of Operations (see Note 3, “Creditor Protection Proceedings – Reorganization items, net”).

Accounts receivable securitization program

Abitibi-Consolidated Inc. (“Abitibi”) and Abitibi Consolidated Sales Corporation (two former subsidiaries of ours, the “Participants”) participated in an accounts receivable securitization program (the “Program”) whereby the Participants shared among themselves the proceeds received under the Program. On June 16, 2009, the former accounts receivable securitization program was amended and restated in its entirety and, as further amended on June 11, 2010, provided for a maximum outstanding limit of $180 million (the “Purchase Limit”) for the purchase of ownership interests in the Participants’ eligible trade accounts receivable by the third-party financial institutions party to the agreement (the “Banks”). On the Emergence Date and pursuant to the Plans of Reorganization, all outstanding receivable interests sold under the Program were repurchased in cash for a price equal to the par amount thereof and the Program was terminated.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

In 2009, the transfers of receivable interests to the agent for the Banks were accounted for as sales in accordance with FASB ASC 860. The proceeds received from the Banks were net of an amount based on the Banks’ funding cost plus a margin, which resulted in a loss on the sale of ownership interests in accounts receivable of $17 million in 2009, which was included in “Other expense, net” in our Consolidated Statements of Operations. Effective January 1, 2010, we prospectively applied new accounting guidance relating to the transfers of financial assets. As a result, transfers of the receivable interests to the agent for the Banks no longer qualified as sales. Beginning January 1, 2010, such transfers and the proceeds received from the Banks were accounted for as secured borrowings in accordance with FASB ASC 860. On the Emergence Date, in connection with the termination of the Program, we paid the outstanding balance of secured borrowings of $120 million in full in cash to the Banks. In 2010, the interest on the secured borrowings and the commitment fee for the unused portion of the Purchase Limit charged by the Banks totaled $11 million, which was included in “Interest expense” in our Consolidated Statements of Operations.

In 2010, as consideration for entering into the amendment to the Program, we incurred fees of $4 million. In 2009, as consideration for entering into the amended and restated accounts receivable securitization program, we incurred fees of $11 million. All of these fees were recorded in “Reorganization items, net” in our Consolidated Statements of Operations (see Note 3, “Creditor Protection Proceedings – Reorganization items, net”).

ULC DIP Facility

On December 9, 2009, Abitibi entered into a Cdn$230 million ($218 million, based on the exchange rate in effect on December 9, 2009) Super Priority Debtor-In-Possession Credit Facility (the “ULC DIP Facility”) with 3239432 Nova Scotia Company, a former wholly-owned subsidiary of ours (the “ULC”), which was an intercompany facility that was created upon the sale of MPCo and was funded by a portion of the sale proceeds, as discussed below. On the same date, Cdn$130 million ($123 million, based on the exchange rate in effect on December 9, 2009) of the ULC DIP Facility was drawn. Loans made under the ULC DIP Facility bore no interest. On the Emergence Date and pursuant to the Plans of Reorganization, all amounts outstanding under the ULC DIP Facility were paid in full and the facility was terminated.

The ULC maintained a reserve of approximately Cdn$83 million ($81 million, based on the exchange rate in effect on December 31, 2011) and Cdn$80 million ($80 million, based on the exchange rate in effect on December 31, 2010) as of December 31, 2011 and 2010, respectively, in connection with a guarantee agreement with Alcoa. This reserve was included as restricted cash in “Other assets” in our Consolidated Balance Sheets as of December 31, 2011 and 2010.

Abitibi DIP Agreement

On May 6, 2009, we entered into a letter loan agreement (the “Abitibi DIP Agreement”), among Abitibi and another former subsidiary of ours, as borrowers, certain subsidiaries of Abitibi, as guarantors, and the Bank of Montreal, as lender, which was acknowledged by Investissement Quebec, as sponsor. On December 9, 2009, in connection with the consummation of the MPCo Transactions (as defined and discussed below), we repaid all amounts outstanding under the Abitibi DIP Agreement, totaling $55 million, and terminated the Abitibi DIP Agreement.

In 2009, in connection with entering into and extending the Abitibi DIP Agreement through December 15, 2009, we incurred fees of $6 million, which were recorded in “Reorganization items, net” in our Consolidated Statements of Operations (see Note 3, “Creditor Protection Proceedings – Reorganization items, net”).

Sale of our investment in MPCo

On December 9, 2009, we announced the closing of a series of transactions resulting in the sale of our 60% interest in MPCo to HQ Manicouagan Inc., a wholly-owned direct subsidiary of Hydro-Quebec, for gross cash proceeds of Cdn$615 million ($583 million, based on the exchange rate in effect on December 9, 2009) (the “MPCo Transactions”). We applied the proceeds from the sale as follows, which reflect the exchange rate to U.S. dollars in effect on December 9, 2009:

•

$267 million was set aside temporarily in the ULC to secure certain indemnities and undertakings provided to Alcoa under the MPCo Transactions, and the ULC entered into a guarantee agreement with Alcoa for this purpose. Of the $267 million set aside in the ULC, $218 million was used by the ULC to fund the ULC DIP Facility;

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

•	$55 million was used to repay all amounts outstanding under the Abitibi DIP Agreement, $26 million of which was paid from the proceeds of the ULC DIP Facility;

•

$113 million was used as a partial repayment of our pre-petition 13.75% senior secured notes due 2011, $72 million was used to pay accrued interest on such notes and $5 million was used to cover fees related to the partial repayment of such notes;

•

approximately $67 million was used to pay Alcoa in respect of taxes that it incurred as a result of the MPCo Transactions, as well as our estimated transaction costs, pre-petition amounts owed to the distribution division of Hydro-Quebec by us and pre-petition amounts owed to MPCo and Alcoa for electricity purchased by us from MPCo and to make certain other adjustments contemplated by the MPCo Transactions; and

•

approximately $29 million was subject to a two-year holdback by HQ Manicouagan Inc. (and guaranteed by Hydro-Quebec) and was included in “Other assets” in our Consolidated Balance Sheet as of December 31, 2010. In December 2011, and based on the exchange rate in effect on December 31, 2011, we received the holdback amount of $29 million, as well as interest income of approximately $2 million.

For additional information, see Note 5, “Closure Costs, Impairment and Other Related Charges – Impairment of assets held for sale,” and Note 6, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets and Other – Net gain on disposition of assets and other.”

Note 17. Monetization of Timber Notes

In connection with certain timberland sales transactions in 2002 and prior years, we received a portion of the sale proceeds in notes receivable from institutional investors. In order to increase our liquidity, we monetized these notes receivable using QSPEs set up in accordance with FASB ASC 860. The more significant aspects of the QSPEs are as follows:

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

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

As discussed in Note 3, “Creditor Protection Proceedings – Reorganization items, net,” the commencement of the Creditor Protection Proceedings constituted an event of default under the note purchase agreements for three of our QSPEs, which resulted in a 200 basis point increase in the interest rate payable to the note holders. As a result, our retained interest was impaired. Accordingly, we recorded impairment charges totaling $21 million for the year ended December 31, 2009, which were included in “Reorganization items, net” in our Consolidated Statements of Operations, to reduce our retained interest in these three QSPEs to zero. We were not obligated to fund the shortfall in interest payments due to the note holders. In the fourth quarter of 2010, we transferred our interests in these three QSPEs to a third-party for the benefit of the note holders of the debt issued by these QSPEs.

The following summarizes our retained interest in the QSPEs included in “Other assets” in our Consolidated Balance Sheets as of December 31, 2011 and 2010:

	Successor
(In millions)	2011	2010
Calhoun Note Holdings AT LLC	$8	$8
Calhoun Note Holdings TI LLC	12	11
	$20	$19

Note 18. Pension and Other Postretirement Benefit Plans

We have multiple contributory and non-contributory defined benefit pension plans covering a significant portion of our U.S. and Canadian employees. We also sponsor a number of OPEB benefit plans (e.g., defined benefit health care and life insurance plans) for retirees at certain locations. Benefits are based on years of service and, depending on the plan, average compensation earned by employees either during their last years of employment or over their careers. Our plan assets and cash contributions to the plans have been sufficient to provide pension benefits to participants and meet the funding requirements of ERISA in the United States and, prior to the CCAA Proceedings, applicable pension benefits legislation in Canada. In connection with the CCAA Proceedings, on May 8, 2009, the Canadian Court approved a reduction in the cash contributions required for our Canadian pension plans. As a result, subsequent to that date and through the Emergence Date, the cash contributions we made to our Canadian pension plans were sufficient to meet the funding requirements for current service costs, but not for prior service costs. Suspended contributions for past service costs associated with our Canadian pension plans were estimated to be approximately $159 million on an annual basis. Prior to our emergence from the Creditor Protection Proceedings, we entered into agreements with the provinces of Quebec and Ontario relating in part to funding relief in respect of the material aggregate solvency deficits in our registered pension plans in these provinces, as further discussed below under “Canadian pension funding relief.”

In addition to the previously described plans, we have a number of defined contribution plans covering substantially all of our U.S. employees and a significant portion of our Canadian employees. Under the U.S. defined contribution plans, employees are allowed to contribute to these plans and we make matching contributions. Effective April 1, 2009, the matching contribution was suspended for non-union employees but was reinstated effective January 1, 2011. In addition, under the U.S. defined contribution plans, most non-union employees also receive an automatic company contribution, regardless of the employee’s contribution. The amount of the automatic company contribution is a percentage of the employee’s pay, determined based on age and years of service. The Canadian registered defined contribution plans provide for mandatory contributions by employees and by us, as well as opportunities for employees to make additional optional contributions and receive, in some cases, matching contributions on those optional amounts. Our expense for the defined contribution plans totaled $22 million in 2011, $12 million in 2010 and $14 million in 2009.

Certain of the above plans are covered under collective bargaining agreements.

The following tables include our foreign (Canada and South Korea) and domestic (U.S.) plans. The pension and OPEB benefit obligations of the foreign plans are significant relative to the total benefit obligations; however, with the exception of the health care trend rates, the assumptions used to measure the obligations of those plans are not significantly different from those used for our domestic plans.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

The changes in our pension and OPEB benefit obligations and plan assets for the years ended December 31, 2011 and 2010 and the funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets as of December 31, 2011 and 2010 were as follows:

	Pension Plans		OPEB Plans
	Successor	Predecessor	Successor	Predecessor
(In millions)	2011	2010	2011	2010
Change in benefit obligations:
Benefit obligations as of beginning of year (2011: Successor; 2010: Predecessor)	$6,302	$5,665	$408	$382
Service cost	35	41	3	4
Interest cost	335	350	22	23
Actuarial loss (gain)	397	649	(6)	29
Participant contributions	17	21	5	5
Plan amendments	1	–	–	(8)
Plan amendments upon emergence from the Creditor Protection Proceedings	–	(22)	–	(4)
Curtailments and settlements	(66)	(16)	4	–
Curtailments and settlements upon emergence from the Creditor Protection Proceedings	–	(98)	–	–
Deconsolidation of BPCL (Note 1 and Note 3)	–	(92)	–	–
Benefits paid	(502)	(461)	(29)	(31)
Effect of foreign currency exchange rate changes	(108)	265	(3)	8
Benefit obligations as of end of year (Successor)	6,411	6,302	404	408

Change in plan assets:
Fair value of plan assets as of beginning of year (2011: Successor; 2010: Predecessor)	5,422	5,241	–	–
Actual return on plan assets	294	458	–	–
Employer contributions	196	50	24	26
Participant contributions	17	21	5	5
Settlements	(71)	(14)	–	–
Settlements upon emergence from the Creditor Protection Proceedings	–	(43)	–	–
Deconsolidation of BPCL (Note 1 and Note 3)	–	(67)	–	–
Benefits paid	(502)	(461)	(29)	(31)
Effect of foreign currency exchange rate changes	(97)	237	–	–
Fair value of plan assets as of end of year (Successor)	5,259	5,422	–	–
Funded status as of end of year (Successor)	$(1,152)	$(880)	$(404)	$(408)

Amounts recognized in our Consolidated Balance Sheets consisted of (Successor):
Other assets	$2	$19	$–	$–
Accounts payable and accrued liabilities	(9)	(7)	(25)	(28)
Pension and OPEB benefit obligations	(1,145)	(892)	(379)	(380)
Net obligations recognized	$(1,152)	$(880)	$(404)	$(408)

The sum of the benefit obligations and the sum of the fair value of plan assets for pension plans with benefit obligations in excess of plan assets were $6,351 million and $5,197 million, respectively, as of December 31, 2011, and were $5,368 million and $4,469 million, respectively, as of December 31, 2010. The sum of the accumulated benefit obligations and the sum of the fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $6,288 million and $5,197 million, respectively, as of December 31, 2011, and were $4,906 million and $4,063 million, respectively, as of December 31, 2010. The total accumulated benefit obligations for all pension plans were $6,348 million and $6,242 million as of December 31, 2011 and 2010, respectively.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

The components of net periodic benefit cost relating to our pension and OPEB plans for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Pension Plans			OPEB Plans
	Successor	Predecessor		Successor	Predecessor
	2011	2010	2009	2011	2010	2009
Service cost	$35	$41	$40	$3	$4	$3
Interest cost	335	350	346	22	23	24
Expected return on plan assets	(351)	(365)	(370)	–	–	–
Amortization of prior service cost (credit)	2	3	3	–	(7)	(10)
Amortization of net actuarial loss (gain)	–	4	(7)	–	3	4
Curtailments, settlements and special termination benefits	5	(19)	(4)	3	–	(5)
	$26	$14	$8	$28	$23	$16

In December 2011, in consideration for the mutual release of all claims or potential claims arising from the Creditor Protection Proceedings between us and certain former employees, we agreed to amend a certain defined benefit plan to add the former employees as participants, and the employees agreed to pay us $2 million in cash. The plan amendment resulted in an increase in the pension benefit obligation of $2 million, which was recognized in other comprehensive loss as prior service costs and then immediately amortized into our Consolidated Statements of Operations for the year ended December 31, 2011, offsetting the $2 million we recorded upon receipt of the cash from the employees. We do not expect to realize any future benefits as a result of the plan amendment. The table above reflects the amortization of the prior service costs, but does not reflect the offsetting gain.

A detail of amounts included in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets can be found in Note 8, “Accumulated Other Comprehensive Loss.” We estimate that $1 million of net actuarial losses will be amortized from accumulated other comprehensive loss into our Consolidated Statements of Operations in 2012.

The following is a summary of the special events that impacted our net periodic benefit costs as a curtailment, settlement or special termination benefit for the years ended December 31, 2011, 2010 and 2009:

	Pension Plans			OPEB Plans
	Successor	Predecessor		Successor	Predecessor
(In millions)	2011	2010	2009	2011	2010	2009
Settlements resulting from lump-sum payouts or plan liquidations and wind-ups	$3	$1	$2	$–	$–	$–
Curtailments, net, and special retirement benefits resulting from the closure of mills or paper machines and other mill restructurings	2	4	(6)	3	–	(5)
Curtailments and settlements that arose upon our emergence from the Creditor Protection Proceedings	–	(24)	–	–	–	–
	$5	$(19)	$(4)	$3	$–	$(5)

In 2011, we ceased paperboard production at our Coosa Pines paper mill (eliminating 137 positions), reduced the workforce at our Mersey operations (eliminating 97 positions), permanently closed a paper machine at our Kenogami paper mill (eliminating 130 positions) and liquidated, either partially or fully, two of our pension plans. The cost of these settlements and curtailments was included in “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations for the year ended December 31, 2011.

In 2010, we indefinitely idled (and subsequently permanently closed) our Gatineau paper mill, which impacted approximately 330 employees. In addition, effective upon our emergence from the Creditor Protection Proceedings, the following changes were made to our pension plans:

Curtailments – Benefits for participants in the majority of our non-qualified pension plans and certain of our qualified plans were frozen so that participants will no longer earn benefits for future service. These changes resulted in an $8 million reduction in our benefit obligations and a corresponding decrease in our accumulated other comprehensive loss, but had a negligible impact on our 2010 net periodic benefit cost.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Settlements – Participants who elected to retain their claims against us under certain non-qualified pension plans forfeited their benefits under those plans, which resulted in a $47 million reduction in our benefit obligations and a $23 million decrease in our accumulated other comprehensive loss. We also recorded a settlement gain of $24 million in our 2010 net periodic benefit cost.

Plan amendments – We reduced benefits for inactive participants in the majority of our non-qualified pension plans. We also placed a cap on the participant’s annual benefits. These plan amendments resulted in a $26 million reduction in our benefit obligations and a corresponding decrease in our accumulated other comprehensive loss, but had a negligible impact on our 2010 net periodic benefit cost. These changes will reduce future net periodic benefit cost.

Plan combinations – We replaced and combined several of our existing non-qualified plans, which had no effect on our benefit obligations, accumulated other comprehensive loss or net periodic benefit cost.

In 2009, we indefinitely idled (and subsequently permanently closed) our Dolbeau paper mill, our Beaupre, Quebec paper mill and a paper machine at our Thunder Bay paper mill. We also permanently closed our Grand Falls, Newfoundland and Labrador newsprint mill, our Westover sawmill, our Albertville sawmill and our Goodwater planer mill operations. Approximately 1,319 employees were impacted by these events. In addition, approximately 33 employees retired at our Laurentide paper mill following a special program introduced in 2008.

Assumptions used to determine benefit obligations and net periodic benefit cost

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Pension Plans			OPEB Plans
	2011	2010	2009	2011	2010	2009
Benefit obligations:
Discount rate	4.9%	5.5%	6.4%	4.9%	5.6%	6.3%
Rate of compensation increase	1.2%	0.9%	2.3%	–	–	–
Net periodic benefit cost:
Discount rate	5.5%	6.4%	7.3%	5.6%	6.3%	7.0%
Expected return on assets	6.6%	6.8%	7.3%	–	–	–
Rate of compensation increase	0.9%	2.3%	3.0%	–	–	–

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

The assumed health care cost trend rates used to determine the benefit obligations for our domestic and foreign OPEB plans as of December 31, 2011 and 2010 were as follows:

	2011		2010
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Health care cost trend rate assumed for next year	7.1%	4.4%	7.2%	4.5%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	2.9%	4.5%	2.9%
Year that the rate reaches the ultimate trend rate	2028	2031	2028	2031

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

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Variations in this health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have had the following impact on our 2011 OPEB obligation and costs for our domestic and foreign plans:

	1% Increase				1% Decrease
(Dollars in millions)	Domestic Plans		Foreign Plans		Domestic Plans		Foreign Plans
Benefit obligation	$36	15%	$8	5%	$(30)	(13)%	$(7)	(4)%
Service and interest costs	$2	15%	$–	5%	$(2)	(14)%	$–	(4)%

Fair value of plan assets

The fair value of plan assets held by our pension plans as of December 31, 2011 was as follows:

	Successor
(In millions)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$760	$760	$–	$–
Non-U.S. companies	911	651	260	–
Debt securities:
Corporate and government securities	3,031	99	2,932	–
Asset-backed securities	165	–	165	–
Bank loans/foreign annuities	44	–	–	44
Real estate	39	–	–	39
Cash and cash equivalents	271	271	–	–
Accrued interest and dividends	38	–	38	–
	$5,259	$1,781	$3,395	$83

The fair value of plan assets held by our pension plans as of December 31, 2010 was as follows:

	Successor
(In millions)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$978	$946	$32	$–
Non-U.S. companies	1,093	775	318	–
Debt securities:
Corporate and government securities	2,861	87	2,774	–
Asset-backed securities	114	–	114	–
Bank loans/foreign annuities	44	–	–	44
Real estate	42	–	–	42
Cash and cash equivalents	242	242	–	–
Accrued interest and dividends	48	–	48	–
	$5,422	$2,050	$3,286	$86

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

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

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

The changes in Level 3 pension plan assets for the years ended December 31, 2011 and 2010 were as follows:

(In millions)	Bank Loans/ Foreign Annuities	Real Estate	Total
Balance as of December 31, 2009 (Predecessor)	$5	$37	$42
Unrealized gains relating to assets held as of December 31, 2010	–	5	5
Purchases	57	–	57
Sales	(18)	–	(18)
Balance as of December 31, 2010 (Successor)	44	42	86
Unrealized gains relating to assets held as of December 31, 2011	–	5	5
Realized losses	–	(1)	(1)
Purchases	41	–	41
Sales	(40)	(6)	(46)
Effect of foreign currency exchange rate changes	(1)	(1)	(2)
Balance as of December 31, 2011 (Successor)	$44	$39	$83

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

We have established a target asset allocation and an allowable range from such target asset allocation for our plans based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical returns, prospective capital market returns, forecasted benefit payments and the forecasted timing of those payments. The targeted asset allocation of the plan assets is designed to hedge the change in the pension liabilities resulting from fluctuations in the discount rate by investing in debt and other securities, while also generating excess returns required to reduce the unfunded pension deficit by investing in equity securities with higher potential returns. The targeted asset allocation of the plan assets is 50% equity securities, with an allowable range of 35% to 60%, and 50% debt and other securities, with an allowable range of 40% to 65%, including up to 3% in short-term instruments required for near-term liquidity needs. Two-thirds of the equity securities are targeted to be invested in the U.S. and Canada, with the balance in other developed countries. Substantially all of the debt securities are targeted to be invested in the U.S. and Canada. The asset allocation for each plan is reviewed periodically and rebalanced toward the targeted asset mix when the fair value of the investments within an asset class falls outside the predetermined range.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Expected benefit payments and future contributions

The following benefit payments are expected to be paid from the plans’ net assets. The OPEB plans’ benefit payments have been reduced by expected Medicare subsidy receipts associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

(In millions)	Pension Plans	OPEB Plans	Expected Subsidy Receipts
2012	$512	$27	$2
2013	417	26	2
2014	436	26	2
2015	436	26	2
2016	439	26	3
2017 – 2021	2,182	137	15

We estimate our 2012 contributions to be approximately $105 million to our pension plans (excluding contributions to our defined contribution plans) and approximately $25 million to our OPEB plans.

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

We have analyzed this legislation to determine the impact of the required plan standard changes on our employee healthcare plans and the effect of the excise tax on high cost healthcare plans and the resulting costs and such impact, for those changes that are currently estimable, was not material to our results of operations. We have reflected the impact of the PPACA in our benefit obligations as of December 31, 2011 and 2010.

Canadian pension funding relief

AbiBow Canada Inc. (“AbiBow Canada”), through its principal predecessor entities, Abitibi-Consolidated Company of Canada and BCFPI, entered into agreements with the provinces of Quebec and Ontario in September and November of 2010, respectively (which became effective on the Emergence Date), relating in part to funding relief with respect to aggregate solvency deficits in our material Canadian registered pension plans. The agreements include a number of undertakings by AbiBow Canada, which will apply for five years from the Emergence Date. As of the third quarter of 2011, both the provinces of Quebec and Ontario had adopted specific regulations to implement this funding relief.

The funding relief regulations provide, among other things, that AbiBow Canada’s aggregate annual contribution in respect of the solvency deficits in its material Canadian registered pension plans for each year from 2011 through 2020 are limited to the following: (i) a Cdn$50 million basic contribution; (ii) beginning in 2013, if the plans’ aggregate solvency ratio falls below a specified target for a year, an additional contribution equal to 15% of free cash flow up to Cdn$15 million per year and (iii) beginning in 2016, if the amount payable for benefits in a year exceeds a specified threshold and the plans’ aggregate solvency ratio is more than 2% below the target for that year, a supplementary contribution equal to such excess (such supplementary contribution being capped at Cdn$25 million on the first occurrence only of such an excess). Should a plan move into a surplus during the 2011 – 2020 period, it will cease to be subject to this funding relief. After 2020, the funding rules in place at the time will apply to any remaining deficit.

The regulations also provide that corrective measures would be required if the aggregate solvency ratio in the registered pension plans falls below a prescribed level under the target provided by the regulations as of December 31 in any year through 2014. Such measures may include additional funding over five years to attain the target solvency ratio prescribed in the regulations. Thereafter, supplemental contributions, as described above, would be required if the aggregate solvency ratio in the registered pension plans falls below a prescribed level under the target provided by the regulations as of December 31 in any year on or after 2015 for the remainder of the period covered by the regulations. The aggregate solvency ratio in the Canadian registered pension plans covered by the Quebec and Ontario funding relief is determined annually as of December 31. The calculation is based on a number of factors and assumptions, including the accrued benefits to be provided by the plans, interest rate levels, membership data and

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

demographic experience. In light of low yields on government securities in Canada, which are used to determine the applicable discount rate, when we file the actuarial report in respect of these plans later this year, we expect that the aggregate solvency ratio in these Canadian registered plans will have fallen below the minimum level prescribed by the regulations and that we will therefore be required to adopt corrective measures by March 2013. At this time, we cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.

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

•	create a diversification fund by contributing Cdn$2 million per year for five years for the benefit of the municipalities and workers in our Quebec operating regions;

•	pay an aggregate of Cdn$5 million over five years to be used for such environmental remediation purposes instructed by the province of Ontario; and

•	maintain and renew certain financial assurances with the province of Ontario in respect of certain properties in the province.

Note 19. Income Taxes

Income (loss) before income taxes by taxing jurisdiction for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Successor	Predecessor
(In millions)	2011	2010	2009
United States	$25	$(1,039)	$(421)
Foreign	30	2,208	(1,261)
	$55	$1,169	$(1,682)

Income tax (provision) benefit for the years ended December 31, 2011, 2010 and 2009 was comprised of the following:

	Successor	Predecessor
(In millions)	2011	2010	2009
U.S. Federal and State:
Current	$–	$–	$–
Deferred	(21)	470	(1)
	(21)	470	(1)
Foreign:
Current	(4)	–	–
Deferred	9	1,136	123
	5	1,136	123
Total:
Current	(4)	–	–
Deferred	(12)	1,606	122
	$(16)	$1,606	$122

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

The income tax (provision) benefit attributable to income (loss) before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the years ended December 31, 2011, 2010 and 2009 as a result of the following:

	Successor	Predecessor
(In millions)	2011	2010	2009
Income (loss) before income taxes	$55	$1,169	$(1,682)

Income tax (provision) benefit:
Expected income tax (provision) benefit	(19)	(409)	588
Changes resulting from:
Valuation allowance (1)	(15)	1,166	(615)
Plans of Reorganization	–	1,043	–
Subpart F income	–	(107)	–
Worthless stock (2)	–	–	308
Tax reserve adjustments (3)	63	–	45
Foreign exchange	(9)	9	(230)
Reorganization-related adjustments (4)	(38)	–	–
State income taxes, net of federal income tax benefit	(1)	2	12
Foreign tax rate differences	2	(72)	30
Other, net	1	(26)	(16)
	$(16)	$1,606	$122

(1)	See “Deferred income taxes” section below for a discussion of the valuation allowance.

(2)

Subsequent to the commencement of Abitibi’s CCAA Proceedings, in 2009, we concluded that our investment in the common stock of Abitibi no longer had any value and therefore, we recorded a $308 million tax benefit for a worthless stock deduction, which represented the estimated tax basis in our investment in Abitibi of approximately $800 million.

(3)	In 2011, we reversed certain reserves for unrecognized tax benefits pursuant to FASB ASC 740, primarily due to the completion of certain tax authority examinations during the year.

(4)

During 2011, we identified certain adjustments associated with our previously-reported 2010 deferred income tax balance sheet accounts. These adjustments were recorded in 2011 and resulted in a tax expense for the year of $38 million. We did not adjust any prior period amounts, as we do not believe that these adjustments are material to 2011 or any of our previously-issued financial statements.

Deferred income taxes

We are required to assess whether it is more likely than not that the deferred income tax assets will be realized, based on the nature, frequency and severity of recent losses, forecasted income, or where necessary, the implementation of prudent and feasible tax planning strategies. The carrying value of our deferred income tax assets (tax benefits expected to be realized in the future) assumes that we will be able to generate, based on certain estimates and assumptions, sufficient future taxable income in certain tax jurisdictions to utilize these deferred income tax benefits, or in the absence of sufficient future taxable income, that we would implement tax planning strategies to generate sufficient taxable income in cases where tax benefit carryforwards may expire unused. In making such judgments, significant weight is given to evidence that can be objectively verified.

Upon emergence from the Creditor Protection Proceedings, in 2010 and 2011, we evaluated the need for a valuation allowance against our net deferred income tax assets and determined that we expect to generate sufficient taxable income in the future to realize most of the deferred income tax assets and accordingly, determined that a valuation allowance was only needed against certain deferred income tax assets. In making this determination, we primarily focused on a post-reorganization outlook, which reflected a new capital structure, new contractual arrangements and a new asset structure with new values under the application of fresh start accounting as of December 31, 2010. The weight of positive evidence, which included our expected future performance, resulted in the conclusion by management that upon emergence from the Creditor Protection Proceedings, valuation allowances were not required for most of the deferred income tax assets. Therefore, the majority of the valuation allowances were reversed in 2010 as part of the implementation of the Plans of Reorganization and the application of fresh start accounting. Prior to emergence from the Creditor Protection Proceedings, in 2009 and 2010 until the Emergence Date, due to the existence of significant negative evidence such as a cumulative three-year loss and our financial condition, we had concluded that a valuation allowance was necessary on substantially all of our net deferred income tax assets. In 2011, our results and expected future performance continue to support the recoverability of the deferred income tax assets. As a result, we have significant net deferred income tax assets recorded on the Successor Company’s Consolidated Balance Sheet as of December 31, 2011 and 2010.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Deferred income taxes as of December 31, 2011 and 2010 were comprised of the following:

	00000000	00000000	00000000	00000000
		Successor
(In millions)		2011		2010
Fixed assets		$(259)		$(167)
Deferred gains		(40)		(37)
Other liabilities		(91)		(35)
Deferred income tax liabilities		(390)		(239)
Fixed assets		500		484
Pension and OPEB benefit plans		473		416
Ordinary loss carryforwards		716		598
Capital loss carryforwards		447		371
Research and development expense pool		265		264
Tax credit carryforwards		167		220
Other assets		169		71
Deferred income tax assets		2,737		2,424
Valuation allowance		(564)		(474)
Net deferred income tax assets		$1,783		$1,711

Amounts recognized in our Consolidated Balance Sheets consisted of:
Deferred income tax assets – current		$109		$47
Deferred income tax assets – noncurrent		1,749		1,736
Deferred income tax liabilities – noncurrent		(75)		(72)
Net deferred income tax assets		$1,783		$1,711

The balance of tax attributes and their dates of expiration as of December 31, 2011 were as follows:

	Successor
(In millions)	Related Deferred Income Tax Asset		Year of Expiration
Ordinary loss carryforwards:
U.S. Federal ordinary loss carryforwards of $1,564	$ 542		2020 – 2031
U.S. State ordinary loss carryforwards of $1,672	70	(1)	2014 – 2031
Canadian Federal and provincial (excluding Quebec) ordinary loss carryforwards of $274	53		2014 – 2030
Quebec ordinary loss carryforwards of $391	33		2014 – 2030
Other ordinary loss carryforwards	18	(2)	Various

	$ 716

Capital loss carryforwards:
U.S. capital loss carryforwards of $1,275	$ 446	(3)	2014
Other capital loss carryforwards	1		Various

	$ 447

Research and development expense pool:
Canadian Federal and provincial (excluding Quebec) research and development expense pool of $903	$ 163		Indefinite
Quebec research and development expense pool of $1,213	102		Indefinite

	$ 265

Tax credit carryforwards:
Canadian research and development tax credit carryforwards	$ 134		2018 – 2030
Other tax credit carryforwards	33	(4)	Various

	$ 167

(1)	A significant portion of our deferred income tax assets related to U.S. State ordinary loss carryforwards has a valuation allowance, as we expect they will expire unused.
(2)	The deferred income tax assets related to other ordinary loss carryforwards have a full valuation allowance, as they are not expected to be realized.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

(3)	The deferred income tax assets related to U.S. capital loss carryforwards have a full valuation allowance, as they are not expected to be realized.
(4)	As certain Canadian tax credit carryforwards are expected to expire unused, a valuation allowance was recorded.

Our U.S federal net operating loss carryforwards are subject to the U.S. Internal Revenue Code of 1986, as amended (the “Code”) § 382 (“IRC § 382”) limitation due to an ownership change that occurred on the Emergence Date. We do not expect that this IRC § 382 limit will affect the utilization of our U.S federal net operating loss carryforwards prior to their expiration.

As of December 31, 2011 and 2010, we had unremitted earnings of our subsidiaries outside the U.S. totaling $75 million and $50 million, respectively, which have been deemed to be permanently invested. No deferred income tax liability has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S. During 2010, we recognized $305 million of U.S. Sub-Part F taxable income from the 2009 sale of our investment in MPCo.

As a result of the acquisition of the noncontrolling interest in ANC, we established a deferred income tax liability of approximately $15 million. Since this acquisition was accounted for as an equity transaction, as discussed in Note 16, “Liquidity and Debt – Debt – Promissory note,” the recording of this deferred income tax liability resulted in a reduction of “Additional paid-in capital” in our Consolidated Balance Sheet as of December 31, 2011.

Income tax reserves

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011 and 2010 was as follows:

	Successor	Predecessor
(In millions)	2011	2010
Beginning of year (2011: Successor; 2010: Predecessor)	$191	$206
(Decrease) increase in unrecognized tax benefits resulting from:
Positions taken in a prior period	(100)	2
Positions taken in the current period	20	42
Change in Canadian foreign exchange rate	(2)	(1)
Expiration of statute of limitations	–	(58)
End of year (Successor)	$109	$191

We recognize interest and penalties accrued related to unrecognized tax benefits as components of the income tax provision. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $101 million. During 2011, we adjusted certain reserves for unrecognized tax benefits, primarily due to the completion of certain tax authority examinations during the year. During 2010, we reversed approximately $58 million of liabilities for unrecognized tax benefits, mainly due to certain U.S. and Canadian statute of limitations either expiring or effectively expiring due to our emergence from the Creditor Protection Proceedings.

In the normal course of business, we are subject to audits from the federal, state, provincial and other tax authorities regarding various tax liabilities. The U.S. federal statute of limitations for tax years prior to 2009 effectively expired on December 9, 2010, the date we emerged from the Creditor Protection Proceedings. In Canada, tax returns for years 2008 onward remain subject to examination by tax authorities.

We do not expect a significant change to the amount of unrecognized tax benefits over the next twelve months. However, any audits may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately determined upon resolution of issues raised would be uncertain and may differ from the amount accrued. We believe that taxes accrued in our Consolidated Balance Sheets fairly represent the amount of income taxes to be settled or realized in the future.

Note 20. Commitments and Contingencies

BCFC Bankruptcy and Insolvency Act filing

As part of a negotiated resolution to certain objections to the Plans of Reorganization, as reflected in the U.S. Court’s order confirming the Chapter 11 Reorganization Plan, BCFC was dismissed from the CCAA Proceedings and is expected to be dismissed from the Chapter 11 Cases. In addition, BCFC made an assignment for the benefit of its creditors under the Bankruptcy and Insolvency Act (Canada) (the “BIA”). BCFC appointed a trustee as its representative in the BIA filing, whose responsibilities are to prosecute its claims (including a disputed claim in the Creditor Protection Proceedings), distribute its property, if any, and others as provided by the BIA. As a result of the BIA filing, we lost control over and the ability to influence this entity. As a result, effective as of the date of the BIA filing, the financial position, results of operations and cash flows of BCFC are no longer consolidated in our consolidated financial statements. We are now accounting for BCFC using the cost method of accounting.

ABITIBIBOWATER INC.

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

On March 31, 2010, the Canadian Court dismissed a motion for declaratory judgment brought by the province of Newfoundland and Labrador, awarding costs in our favor, and thus confirmed our position that the five orders the province issued under section 99 of its Environmental Protection Act on November 12, 2009 were subject to the stay of proceedings pursuant to the Creditor Protection Proceedings. The province of Newfoundland and Labrador’s orders could have required us to proceed immediately with the environmental remediation of various sites we formerly owned or operated, some of which the province expropriated in December 2008. The Quebec Court of Appeal denied the province’s request for leave to appeal on May 18, 2010. An appeal of that decision is now pending before the Supreme Court of Canada, which heard the matter on November 16, 2011. If leave to appeal is ultimately granted and the appeal is allowed, we could be required to make additional environmental remediation payments without regard to the Creditor Protection Proceedings, which payments could have a material impact on our results of operations or financial condition.

Since late 2001, Bowater, several other paper companies, and numerous other companies have been named as defendants in asbestos personal injury actions. These actions generally allege occupational exposure to numerous products. We have denied the allegations and no specific product of ours has been identified by the plaintiffs in any of the actions as having caused or contributed to any individual plaintiff’s alleged asbestos-related injury. These suits have been filed by approximately 1,800 claimants who sought monetary damages in civil actions pending in state courts in Delaware, Georgia, Illinois, Mississippi, Missouri, New York and Texas. Approximately 1,000 of these claims have been dismissed, either voluntarily or by summary judgment, and approximately 645 claims remain. A motion to dismiss will be filed in each state for all matters related to products and premises where the plaintiffs did not file a claim in the Chapter 11 claims process. All Mississippi products and premises cases were dismissed, with other dismissals to follow. We expect that any resulting liability would be a general unsecured claim in the claims resolution process, which would be settled out of the share reserve and would not impact our results of operations and cash flows.

Lumber duties

On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U.S. became effective (the “2006 Softwood Lumber Agreement”). The 2006 Softwood Lumber Agreement provides for, among other things, softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces, including Nova Scotia, being exempt from these border restrictions. Volume quotas have been established for each

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

company within the provinces of Ontario and Quebec based on historical production, and the volume quotas are not transferable between provinces. U.S. composite prices would have to rise above $355 composite per thousand board feet before the quota volume restrictions would be lifted, which had not occurred since the implementation of the 2006 Softwood Lumber Agreement. On January 23, 2012, Canada and the U.S. announced a two-year extension to the 2006 Softwood Lumber Agreement, through October 2015.

In February 2009, the LCIA tribunal (formerly the London Court of International Arbitration) issued its decision on a remedy in the softwood lumber arbitration in which Canada was found to have breached the 2006 Softwood Lumber Agreement between the United States and Canada by failing to properly calculate quotas during six months of 2007. The tribunal determined that, as an appropriate adjustment to compensate for the breach, Canada must collect an additional 10 percent ad valorem export charge on softwood lumber shipments from Eastern Canadian provinces, including Quebec and Ontario, until Cdn$68.26 million has been collected or the breach is cured some other way. If Canada fails to cure the breach, the United States is authorized to impose duties up to the amount specified by the tribunal. In April 2009, the United States announced that it would impose 10 percent ad valorem customs duties on imports of softwood lumber products in response to Canada’s failure to cure the breach. Such duties have not had a significant impact on our results of operations or financial position to date. The imposition of such duties ended in May 2011.

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

As of December 31, 2011, we have recorded $6 million for environmental liabilities, which represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for environmental liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management. These liabilities are included in “Accounts payable and accrued liabilities” or “Other long-term liabilities” in our Consolidated Balance Sheets.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

The activity in our environmental liabilities for the years ended December 31, 2011 and 2010 was as follows:

	Successor	Predecessor
(In millions)	2011	2010
Beginning of year (2011: Successor; 2010: Predecessor)	$8	$27
Additions	–	37
Payments	(1)	(2)
Reduction due to sale of mill	(1)	–
Compromise and settlement due to distribution of Successor Company common stock on account of unsecured creditor claims	–	(38)
Write-off of liabilities for which no claim was filed against us in the Creditor Protection Proceedings	–	(15)
Transfer from liabilities associated with assets held for sale	–	2
Other	–	(3)
End of year (Successor)	$6	$8

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

In connection with the sale of our investment in MPCo in December 2009, we provided certain undertakings and indemnities to Alcoa, including an indemnity for potential tax liabilities arising from the transaction. As discussed in Note 16, “Liquidity and Debt – Debt – Financings during Creditor Protection Proceedings – ULC DIP Facility,” the ULC maintained a reserve of approximately Cdn$83 million ($81 million, based on the exchange rate in effect on December 31, 2011) and Cdn$80 million ($80 million, based on the exchange rate in effect on December 31, 2010) as of December 31, 2011 and 2010, respectively, to secure those obligations. This reserve was included as restricted cash in “Other assets” in our Consolidated Balance Sheets as of December 31, 2011 and 2010. As discussed in Note 5, “Closure Costs, Impairment and Other Related Charges,” in 2010, we recorded an $8 million tax indemnification liability, which will be paid from this reserve. We believe it is unlikely that we will be required to make additional material payments pursuant to our undertakings and indemnities and therefore have recorded no additional liability as of December 31, 2011.

Note 21. Share Capital

Successor Company

Overview

AbitibiBowater Inc. is authorized under its certificate of incorporation, which was amended and restated on the Emergence Date, to issue up to 200 million shares of capital stock, consisting of: (i) 190 million shares of common stock, par value $0.001 per share and (ii) 10 million shares of preferred stock, par value $0.001 per share.

Preferred stock

As of December 31, 2011 and 2010, no preferred shares were issued and outstanding.

Common stock

On the Emergence Date and pursuant to the Plans of Reorganization, we issued an aggregate of 97,134,954 shares of common stock and reserved 9,020,960 shares of common stock for future issuance under the AbitibiBowater Inc. 2010 Equity Incentive Plan (the “2010 LTIP”). On December 17, 2010, 73,752,881 shares of common stock were distributed to the holders of unsecured claims as of the applicable distribution record date under the Plans of Reorganization on account of allowed unsecured creditor claims. During the year ended December 31, 2011, an additional 3,662,508 shares of common stock were distributed to the holders of unsecured claims from this reserve. As of December 31, 2011 and 2010, we held the

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

remaining 19,719,565 and 23,382,073 shares of common stock, respectively, in reserve for the benefit of holders of disputed claims. We will continue to make supplemental interim distributions of shares from this reserve to unsecured creditors as disputed claims are resolved. See Note 3, “Creditor Protection Proceedings – Emergence from Creditor Protection Proceedings,” for additional information.

Consistent with the confirmation order in respect of our U.S. Debtors’ Chapter 11 Reorganization Plan and applicable law, we relied on section 1145(a)(1) of Chapter 11 to exempt the issuance of these shares of common stock and their distribution to unsecured creditors from the registration requirements of the Securities Act.

Treasury stock

On December 31, 2010, AbitibiBowater Inc. issued 17,010,728 shares of unregistered common stock to Donohue Corp. (“Donohue,” a wholly-owned subsidiary of AbitibiBowater Inc.) as part of an internal tax restructuring contemplated by the Plans of Reorganization. The shares were issued to Donohue in exchange for all of the outstanding shares of common stock of two of Donohue’s wholly-owned subsidiaries, each of which also was an indirect wholly-owned subsidiary of ours. We accounted for these shares as treasury stock in our Consolidated Balance Sheets and since these shares were acquired by Donohue from AbitibiBowater Inc. through an intercompany transaction which was eliminated in our consolidated financial statements, there was no cost to the consolidated entity for such treasury stock. The issuance of the shares to Donohue was made without registration under the Securities Act in reliance on the exemption from registration provided under section 4(2) thereof.

In 2011, AbitibiBowater Inc. distributed 49,172 shares of common stock to ANC from the share reserve discussed above as settlement of an unsecured intercompany claim ANC had filed against us in the Creditor Protection Proceedings. We accounted for these shares as treasury stock in our Consolidated Balance Sheets and since these shares were distributed to a wholly-owned subsidiary of ours through an intercompany transaction which was eliminated in our consolidated financial statements, there was no cost to the consolidated entity for such treasury stock.

Predecessor Company

As of the Emergence Date and pursuant to the Plans of Reorganization, each share of the Predecessor Company’s common stock and preferred stock and each exchangeable share, option, warrant, conversion privilege or other legal or contractual right to purchase shares of the Predecessor Company’s common stock, including RSUs and DSUs, in each case to the extent outstanding immediately before the Emergence Date, was canceled and the holders thereof are not entitled to receive or retain any property on account thereof.

Dividends

We did not declare or pay any dividends on our common stock during the years ended December 31, 2011, 2010 and 2009.

Note 22. Share-Based Compensation

Overview

During the pendency of the Creditor Protection Proceedings and through December 31, 2010, no new share-based compensation awards were granted, and during the pendency of the Creditor Protection Proceedings, no issuance or payments of vested share-based awards were permitted without Court approval.

On the Emergence Date and pursuant to the Plans of Reorganization, all previously-issued and outstanding equity-based awards under our various share-based compensation plans were terminated and the 2010 LTIP became effective. The 2010 LTIP, administered by the Human Resources and Compensation/Nominating and Governance Committee of the Board of Directors (the “HR Board Committee”), provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, RSUs, DSUs (collectively, “stock incentive awards”) and cash incentive awards to certain of our officers, directors, employees, consultants and advisors. We have been authorized to issue stock incentive awards for up to 9.0 million shares under the 2010 LTIP.

In 2011, the Board of Directors adopted the AbitibiBowater Outside Director Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows non-employee directors to surrender 50% or 100% of their cash fees in exchange for DSUs or RSUs, as applicable based on the director’s country of residency. The number of awards issued pursuant to the Deferred Compensation Plan is based on 110% of the fees earned, resulting in a 10% premium incentive (the “incentive”).

As of December 31, 2011, all of our outstanding stock incentive awards pursuant to the 2010 LTIP were accounted for as equity-classified, service-based awards and all of our outstanding stock incentive awards pursuant to the Deferred Compensation Plan were accounted for as liability awards. Approximately 7.7 million shares were available for issuance under the 2010 LTIP.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011, 2010 and 2009, share-based compensation expense was $3 million ($1 million of tax benefit), $3 million (no tax benefit) and $4 million (no tax benefit), respectively.

Modification of the 2010 LTIP

On July 20, 2011, the HR Board Committee approved a modification of the stock incentive award agreements under the 2010 LTIP for any stock incentive awards granted to employees retroactive to the beginning of the year. Employees who retire (upon meeting certain age and service criteria) at least six months after the grant date and prior to the end of the four-year vesting period will be allowed to continue vesting in their awards after retirement in accordance with the normal vesting schedule. The requisite service periods for the stock incentive awards are reduced on an individual basis, as necessary, to reflect the grantee’s individual retirement eligibility date (“the retirement eligibility period”). As of the date of the modification, nine employees’ awards were impacted.

Stock options

In 2011, we made grants of 1,106,533 stock options to our non-employee directors and to certain employees using the following weighted-average assumptions:

Exercise price	$20.18
Fair value	$9.71
Expected dividend yield	–
Expected volatility	45.5%
Risk-free interest rate	2.0%
Expected life in years	6.25

The stock options become exercisable ratably over a period of four years, or the retirement eligibility period, whichever is shorter, and, unless terminated earlier in accordance with their terms, expire 10 years from the date of grant. New shares of AbitibiBowater common stock are issued upon the exercise of a stock option.

We calculated the grant-date fair value of the stock options using the Black-Scholes option pricing model. The payment of dividends is subject to certain restrictions under the 2018 Notes indenture and the credit agreement that governs the ABL Credit Facility; therefore, we assumed an expected dividend yield of zero. Due to the short trading history of the Successor Company’s common stock, we estimated the expected volatility based on the historical volatility of a peer group within our industry measured over a term approximating the expected life of the options. We estimated the risk-free interest rate based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the options. Historical exercise data attributable to stock incentive awards granted after the Successor Company’s common stock began publicly trading is limited; therefore, we used the simplified method permitted by Staff Accounting Bulletin Topic 14 to estimate the expected life of the options. Under this approach, the expected life is presumed to be the midpoint between the vesting date and the end of the contractual term.

The activity of stock options for the year ended December 31, 2011 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010 (Successor)	–	$–		$–
Granted	1,106,533	20.18
Exercised	–	–
Forfeited	(197,107)	23.05
Outstanding as of December 31, 2011 (Successor)	909,426	$19.56	9.5	$–
Exercisable as of December 31, 2011 (Successor)	134,331	$23.05	9.0	$–

As of December 31, 2011, there was approximately $6 million of unrecognized compensation cost related to these stock options, which is expected to be recognized over a remaining requisite service period of 3.4 years.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Restricted stock units and deferred stock units

In 2011, we made grants of RSUs and DSUs to our non-employee directors and to certain employees pursuant to the 2010 LTIP. Each RSU and DSU provides the holder the right to receive one share of our common stock upon vesting. The awards vest ratably over a period of one year for directors and four years for employees, or over the retirement-eligibility period, whichever is shorter. Awards to employees are settled with shares of stock upon vesting, while awards to directors are settled with shares of stock ratably over a period of three years or upon separation from the Board of Directors, as applicable based on the director’s country of residency.

The activity of RSUs and DSUs for the year ended December 31, 2011 was as follows:

	Number of Units	Weighted- Average Fair Value at Grant Date
Outstanding as of December 31, 2010 (Successor)	–	$–
Granted	434,689	18.07
Vested and settled (1)	(7,262)	26.49
Forfeited	(28,471)	23.05
Outstanding as of December 31, 2011 (Successor)	398,956	$17.56

(1)	An additional 34,413 awards were vested, but were not settled prior to December 31, 2011; therefore, the awards remain outstanding.

As of December 31, 2011, there was approximately $5 million of unrecognized compensation cost related to these RSUs and DSUs, which is expected to be recognized over a remaining requisite service period of 3.7 years. New shares of AbitibiBowater common stock are issued upon the settlement of an RSU or DSU issued pursuant to the 2010 LTIP.

In 2011, we granted 4,625 DSUs to a non-employee director pursuant to the Deferred Compensation Plan. Each award provides the holder with the right to receive an amount of cash based on the market price of a share of AbitibiBowater common stock at the date of settlement. The portion of the award representing the incentive vests ratably over three years or, if earlier, upon the director’s separation from the Board of Directors. The remaining portion of the award is fully vested on the date of grant. The director vested in 4,205 DSUs in 2011. The awards are settled in cash upon separation from the Board of Directors. None of the DSUs were settled in 2011.

Note 23. Timberland and Operating Leases and Purchase Obligations

We lease approximately 40,000 acres of timberlands under long-term leases for which aggregate lease payments were less than $1 million each year in 2011, 2010 and 2009. These lease costs are capitalized as part of timberlands included in fixed assets and are charged against income at the time the timber is harvested. In addition, we lease certain office premises, office equipment and transportation equipment under operating leases for which total expense was $13 million in 2011, $17 million in 2010 and $24 million in 2009. In the normal course of business, we have also entered into various supply agreements, guarantees, purchase commitments and harvesting rights agreements (for land that we manage for which we make payments to various Canadian provinces based on the amount of timber harvested). Total expense for these agreements, guarantees and purchase commitments was $237 million in 2011, $174 million in 2010 and $174 million in 2009.

As of December 31, 2011, the future minimum rental payments under timberland and operating leases and commitments for purchase obligations were as follows:

(In millions)	Timberland Leases	Purchase Obligations (1)	Operating Leases, Net
2012	$–	$34	$7
2013	–	21	6
2014	–	18	4
2015	–	14	4
2016	–	13	6
Thereafter	2	162	6
	$2	$262	$33

(1)	Purchase obligations include, among other things, a bridge and railroad contract for our Fort Frances, Ontario operations with commitments totaling $131 million through 2044.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Note 24. Alternative Fuel Mixture Tax Credits

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

Note 25. Segment Information

We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our primary product lines: newsprint, coated papers, specialty papers, market pulp and wood products.

None of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net gain on disposition of assets and other, costs associated with our unsuccessful refinancing efforts in 2009 and other discretionary charges or credits are not allocated to our segments. Share-based compensation expense is, however, allocated to our segments. We also allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets. Additionally, beginning in 2011, all selling, general and administrative expenses, excluding employee termination costs and certain discretionary charges, are allocated to our segments.

Only assets which are identifiable by segment and reviewed by our management are allocated to segment assets. In 2011, no assets were identifiable by segment and reviewed by management. In 2010 and 2009, the only assets identifiable by segment were goodwill of the Predecessor Company and finished goods inventory. All other assets were included in Corporate and other.

Information about certain segment data as of and for the years ended December 31, 2011, 2010 and 2009 was as follows:

(In millions)	Newsprint	Coated Papers	Specialty Papers	Market Pulp (1)	Wood Products	Corporate and Other	Consolidated Total

Sales
2011 (Successor)	$1,816	$538	$1,275	$659	$468	$–	$4,756
2010 (Predecessor)	1,804	482	1,321	715	424	–	4,746
2009 (Predecessor)	1,802	416	1,331	518	290	9	4,366

Depreciation, amortization and cost of timber harvested
2011 (Successor)	$73	$35	$49	$30	$33	$–	$220
2010 (Predecessor)	225	30	128	49	42	19	493
2009 (Predecessor)	291	28	151	52	49	31	602

Operating income (loss) (2)
2011 (Successor)	$89	$57	$62	$85	$(25)	$(70)	$198
2010 (Predecessor)	(171)	31	(44)	137	9	(122)	(160)
2009 (Predecessor) (3)	(353)	89	85	112	(56)	(252)	(375)

Capital expenditures
2011 (Successor)	$34	$4	$15	$12	$20	$12	$97
2010 (Predecessor)	26	4	34	7	9	1	81
2009 (Predecessor)	36	3	43	9	9	1	101

Assets
2011 (Successor)	$–	$–	$–	$–	$–	$6,298	$6,298
2010 (Successor)	43	15	52	37	37	6,951	7,135
2009 (Predecessor)	74	65	46	28	42	6,857	7,112

(1)	For the years ended December 31, 2011, 2010 and 2009, market pulp sales excluded inter-segment sales of $33 million, $46 million and $34 million, respectively.

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

(2)	Corporate and other operating loss for the years ended December 31, 2011, 2010 and 2009 included the following special items:

	Successor	Predecessor
(In millions)	2011	2010	2009
Net gain on disposition of assets and other	$3	$30	$91
Closure costs, impairment and other related charges	(46)	(11)	(202)
Write-downs of inventory	(3)	–	(17)
Employee termination (costs) credit	(12)	8	(2)
Transaction costs in connection with our proposed acquisition of Fibrek Inc.	(5)	–	–
Reversal of previously recorded Canadian capital tax liabilities due to new legislation	–	–	16
Fees for unsuccessful refinancing efforts	–	–	(10)
	$(63)	$27	$(124)

(3)

For the year ended December 31, 2009, operating income (loss) for newsprint, coated papers, specialty papers and market pulp included $15 million, $62 million, $34 million and $165 million, respectively, for the alternative fuel mixture tax credits. See Note 24, “Alternative Fuel Mixture Tax Credits,” for additional information.

We sell newsprint and specialty papers to various joint venture partners (partners with us in the ownership of certain mills we operate). Sales to our joint venture partners, which are transacted at arm’s length negotiated prices, were $278 million, $294 million and $301 million in 2011, 2010 and 2009, respectively. Amounts due from joint venture partners were $31 million and $35 million as of December 31, 2011 and 2010, respectively, and are included in “Accounts receivable, net” in our Consolidated Balance Sheets.

Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of our 2011, 2010 or 2009 consolidated sales. No country in the “Other countries” group in the table below exceeded 2% of consolidated sales. Sales by country for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Successor	Predecessor
(In millions)	2011	2010	2009
United States	$2,859	$2,775	$2,852
Foreign countries:
Canada	636	703	508
Brazil	166	156	118
Mexico	151	166	93
Italy	106	128	83
Korea	88	36	88
United Kingdom	68	73	188
India	60	96	34
Other countries	622	613	402
	1,897	1,971	1,514
	$4,756	$4,746	$4,366

Long-lived assets, which exclude goodwill of the Predecessor Company, intangible assets and deferred income tax assets, by country, as of December 31, 2011, 2010 and 2009 were as follows:

	Successor		Predecessor
(In millions)	2011	2010	2009
United States	$1,110	$1,189	$1,449
Foreign countries:
Canada	1,629	1,736	2,785
Korea	23	32	102
United Kingdom	–	–	78
	1,652	1,768	2,965
	$2,762	$2,957	$4,414

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Note 26. Condensed Consolidating Financial Information

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

The following condensed consolidating financial information sets forth the Statements of Operations for the years ended December 31, 2011, 2010 and 2009, the Balance Sheets as of December 31, 2011 and 2010 and the Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 for AbitibiBowater Inc. (the “Parent”), the Guarantor Subsidiaries on a combined basis and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2011 (Successor)

(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$–	$3,141	$3,154	$(1,539)	$4,756
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	2,684	2,445	(1,539)	3,590
Depreciation, amortization and cost of timber harvested	–	90	130	–	220
Distribution costs	–	157	390	–	547
Selling, general and administrative expenses	27	58	73	–	158
Closure costs, impairment and other related charges	–	18	28	–	46
Net gain on disposition of assets and other	–	(2)	(1)	–	(3)
Operating (loss) income	(27)	136	89	–	198
Interest expense	(153)	(7)	(18)	83	(95)
Other income (expense), net	6	71	(42)	(83)	(48)
Parent’s equity in income of subsidiaries	152	–	–	(152)	–
(Loss) income before income taxes	(22)	200	29	(152)	55
Income tax benefit (provision)	63	(86)	7	–	(16)
Net income including noncontrolling interests	41	114	36	(152)	39
Net loss attributable to noncontrolling interests	–	–	2	–	2
Net income attributable to AbitibiBowater Inc.	$41	$114	$38	$(152)	$41

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2010 (Predecessor)

(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$–	$2,761	$3,393	$(1,408)	$4,746
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	2,389	2,743	(1,408)	3,724
Depreciation, amortization and cost of timber harvested	–	133	360	–	493
Distribution costs	–	134	419	–	553
Selling, general and administrative expenses	34	36	85	–	155
Reserve for receivables from subsidiaries	(32)	–	–	32	–
Closure costs, impairment and other related charges	–	2	9	–	11
Net gain on disposition of assets and other	–	(13)	(17)	–	(30)
Operating (loss) income	(2)	80	(206)	(32)	(160)
Interest expense	(26)	(96)	(371)	10	(483)
Other (expense) income, net	(1)	66	29	(183)	(89)
Parent’s equity in income of subsidiaries	1,652	–	–	(1,652)	–
Income (loss) before reorganization items and income taxes	1,623	50	(548)	(1,857)	(732)
Reorganization items, net	(185)	1,274	4,848	(4,036)	1,901
Income (loss) before income taxes	1,438	1,324	4,300	(5,893)	1,169
Income tax benefit (provision)	8	461	1,145	(8)	1,606
Net income (loss) including noncontrolling interests	1,446	1,785	5,445	(5,901)	2,775
Net income attributable to noncontrolling interests	–	–	(161)	–	(161)
Net income (loss) attributable to AbitibiBowater Inc.	$1,446	$1,785	$5,284	$(5,901)	$2,614

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2009 (Predecessor)

(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$–	$2,519	$3,222	$(1,375)	$4,366
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	2,052	2,666	(1,375)	3,343
Depreciation, amortization and cost of timber harvested	–	147	455	–	602
Distribution costs	–	120	367	–	487
Selling, general and administrative expenses	29	74	95	–	198
Reserve for receivables from subsidiaries	410	299	–	(709)	–
Closure costs, impairment and other related charges	–	111	91	–	202
Net gain on disposition of assets and other	–	(13)	(78)	–	(91)
Operating (loss) income	(439)	(271)	(374)	709	(375)
Interest expense	(40)	(136)	(464)	43	(597)
Other income (expense), net	12	38	(78)	(43)	(71)
Parent’s equity in loss of subsidiaries	–	–	–	–	–
(Loss) income before reorganization items and income taxes	(467)	(369)	(916)	709	(1,043)
Reorganization items, net	(2)	(193)	(444)	–	(639)
(Loss) income before income taxes	(469)	(562)	(1,360)	709	(1,682)
Income tax (provision) benefit	–	(24)	146	–	122
Net (loss) income including noncontrolling interests	(469)	(586)	(1,214)	709	(1,560)
Net loss attributable to noncontrolling interests	–	–	7	–	7
Net (loss) income attributable to AbitibiBowater Inc.	$(469)	$(586)	$(1,207)	$709	$(1,553)

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011 (Successor)

(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$–	$128	$241	$–	$369
Accounts receivable, net	–	349	401	–	750
Accounts receivable from affiliates	–	70	302	(372)	–
Inventories, net	–	172	303	–	475
Assets held for sale	–	–	7	–	7
Deferred income tax assets	–	27	82	–	109
Note and interest receivable from parent	–	945	–	(945)	–
Note receivable from affiliate	–	11	–	(11)	–
Other current assets	–	16	43	–	59
Total current assets	–	1,718	1,379	(1,328)	1,769
Fixed assets, net	–	938	1,564	–	2,502
Amortizable intangible assets, net	–	–	18	–	18
Deferred income tax assets	–	524	1,225	–	1,749
Note receivable from affiliate	–	3	–	(3)	–
Investments in and advances to consolidated subsidiaries	5,565	2,360	–	(7,925)	–
Other assets	–	27	128	105	260
Total assets	$5,565	$5,570	$4,314	$(9,151)	$6,298

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$15	$166	$363	$–	$544
Accounts payable to affiliates	232	27	–	(259)	–
Note and interest payable to a subsidiary	945	–	–	(945)	–
Note payable to affiliate	–	–	11	(11)	–
Total current liabilities	1,192	193	374	(1,215)	544
Long-term debt	621	–	–	–	621
Long-term debt due to affiliate	–	–	3	(3)	–
Pension and other postretirement benefit obligations	–	475	1,049	–	1,524
Deferred income tax liabilities	–	–	75	–	75
Other long-term liabilities	–	34	23	–	57
Total liabilities	1,813	702	1,524	(1,218)	2,821
Total equity	3,752	4,868	2,790	(7,933)	3,477
Total liabilities and equity	5,565	$5,570	$4,314	$(9,151)	$6,298

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010 (Successor)

(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$–	$164	$155	$–	$319
Accounts receivable	–	348	485	–	833
Accounts receivable from affiliates	40	–	287	(327)	–
Inventories	–	158	280	–	438
Assets held for sale	–	15	683	–	698
Deferred income tax assets	–	31	16	–	47
Note and interest receivable from parent	–	864	–	(864)	–
Note receivable from affiliate	–	10	–	(10)	–
Other current assets	–	25	63	–	88
Total current assets	40	1,615	1,969	(1,201)	2,423
Fixed assets	–	858	1,783	–	2,641
Amortizable intangible assets	–	–	19	–	19
Deferred income tax assets	–	439	1,297	–	1,736
Note receivable from affiliate	–	30	–	(30)	–
Investments in and advances to consolidated subsidiaries	5,977	2,933	–	(8,910)	–
Other assets	–	34	168	114	316
Total assets	$6,017	$5,909	$5,236	$(10,027)	$7,135

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$26	$175	$346	$–	$547
Accounts payable to affiliates	178	99	–	(277)	–
Note and interest payable to a subsidiary	864	–	–	(864)	–
Note payable to affiliate	–	–	10	(10)	–
Liabilities associated with assets held for sale	–	–	289	–	289
Total current liabilities	1,068	274	645	(1,151)	836
Long-term debt	905	–	–	–	905
Long-term debt due to affiliate	–	–	30	(30)	–
Pension and other postretirement benefit obligations	–	362	910	–	1,272
Deferred income tax liabilities	–	–	72	–	72
Other long-term liabilities	–	32	31	–	63
Total liabilities	1,973	668	1,688	(1,181)	3,148
Total equity	4,044	5,241	3,548	(8,846)	3,987
Total liabilities and equity	$6,017	$5,909	$5,236	$(10,027)	$7,135

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011 (Successor)

(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$–	$188	$10	$–	$198
Cash flows from investing activities:
Cash invested in fixed assets	–	(30)	(67)	–	(97)
Disposition of investment in ACH	–	–	296	–	296
Disposition of other assets	–	11	8	–	19
Proceeds from holdback related to disposition of investment in MPCo	–	–	29	–	29
Proceeds from insurance settlements	–	–	8	–	8
Increase in restricted cash	–	–	(2)	–	(2)
Increase in deposit requirements for letters of credit, net	–	–	(8)	–	(8)
Advances from (to) affiliate	–	150	(150)	–	–
Net cash provided by investing activities	–	131	114	–	245
Cash flows from financing activities:
Dividends and distribution to noncontrolling interests	–	–	(21)	–	(21)
Acquisition of noncontrolling interest	–	–	(15)	–	(15)
Payments of long-term debt	–	(354)	–	–	(354)
Payment of credit facility fees	–	(1)	(2)	–	(3)
Net cash used in financing activities	–	(355)	(38)	–	(393)
Net (decrease) increase in cash and cash equivalents	–	(36)	86	–	50
Cash and cash equivalents:
Beginning of year	–	164	155	–	319
End of year	$–	$128	$241	$–	$369

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010 (Predecessor)

(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$–	$168	$(129)	$–	$39
Cash flows from investing activities:
Cash invested in fixed assets	–	(19)	(62)	–	(81)
Disposition of assets	–	43	53	–	96
Decrease in restricted cash	–	12	64	–	76
Collections on note receivable from affiliate	–	21	–	(21)	–
Increase in deposit requirements for letters of credit, net	–	–	(3)	–	(3)
Release of pension trust assets	–	8	–	–	8
Investment in and advances (to) from affiliates	(850)	100	750	–	–
Net cash (used in) provided by investing activities	(850)	165	802	(21)	96
Cash flows from financing activities:
Decrease in secured borrowings, net	–	(141)	–	–	(141)
Debtor in possession financing costs	–	(9)	(1)	–	(10)
Payments of debtor in possession financing	–	(166)	(40)	–	(206)
Term loan repayments	–	–	(347)	–	(347)
Short-term financing, net	–	(204)	(134)	–	(338)
Payments of note payable to affiliate	–	–	(21)	21	–
Issuance of long-term debt	850	–	–	–	850
Payments of long-term debt	–	(34)	(300)	–	(334)
Payments of financing and credit facility fees	–	(33)	(13)	–	(46)
Net cash provided by (used in) financing activities	850	(587)	(856)	21	(572)
Net decrease in cash and cash equivalents	–	(254)	(183)	–	(437)
Cash and cash equivalents:
Beginning of year	–	418	338	–	756
End of year (Successor)	$–	$164	$155	$–	$319

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009 (Predecessor)

(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$–	$323	$(277)	$–	$46
Cash flows from investing activities:
Cash invested in fixed assets	–	(28)	(73)	–	(101)
Disposition of investment in MPCo	–	–	554	–	554
Disposition of other assets	–	16	103	–	119
Increase in restricted cash	–	(12)	(130)	–	(142)
Collections on note receivable from affiliate	–	15	–	(15)	–
Decrease in deposit requirements for letters of credit, net	–	–	49	–	49
Cash received in monetization of derivative financial instruments	–	–	5	–	5
Net cash (used in) provided by investing activities	–	(9)	508	(15)	484
Cash flows from financing activities:
Cash dividends to noncontrolling interests	–	–	(7)	–	(7)
Debtor in possession financing	–	166	95	–	261
Debtor in possession financing costs	–	(23)	(8)	–	(31)
Payment of debtor in possession financing	–	–	(55)	–	(55)
Short-term financing, net	–	(74)	67	–	(7)
Payments of note payable to affiliate	–	–	(15)	15	–
Payments of long-term debt	–	(1)	(117)	–	(118)
Payments of financing and credit facility fees	–	(8)	(1)	–	(9)
Net cash provided by (used in) financing activities	–	60	(41)	15	34
Net increase in cash and cash equivalents	–	374	190	–	564
Cash and cash equivalents:
Beginning of year	–	44	148	–	192
End of year	$–	$418	$338	$–	$756

ABITIBIBOWATER INC.

Notes to Consolidated Financial Statements

Note 27. Quarterly Information (Unaudited)

Year ended December 31, 2011 (Successor)	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year
Sales	$1,185	$1,200	$1,224	$1,147	$4,756
Operating income (1)	27	52	72	47	198
Net income (loss) attributable to AbitibiBowater Inc.	30	61	(44)	(6)	41
Basic net income (loss) per share attributable to AbitibiBowater Inc. common shareholders	0.31	0.63	(0.46)	(0.06)	0.42
Diluted net income (loss) per share attributable to AbitibiBowater Inc. common shareholders	0.31	0.63	(0.46)	(0.06)	0.42

Year ended December 31, 2010 (Predecessor)	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year
Sales	$1,100	$1,182	$1,192	$1,272	$4,746
Operating (loss) income (2)	(110)	(73)	12	11	(160)
Net (loss) income attributable to AbitibiBowater Inc.	(500)	(297)	(829)	4,240	2,614
Basic net (loss) income per share attributable to AbitibiBowater Inc. common shareholders	(8.68)	(5.15)	(14.35)	73.48	45.30
Diluted net (loss) income per share attributable to AbitibiBowater Inc. common shareholders	(8.68)	(5.15)	(14.35)	44.82	27.63

(1)	Operating income for the year ended December 31, 2011 included the following special items:

	000000	000000	000000	000000	000000	000000
	Successor
(In millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net gain (loss) on disposition of assets and other	$1	$3	$(1)	$–	$3
Closure costs, impairment and other related charges	(13)	(4)	(17)	(12)	(46)
Write-downs of inventory	(1)	–	–	(2)	(3)
Employee termination costs	(4)	(3)	(5)	–	(12)
Transaction costs in connection with our proposed acquisition of Fibrek Inc.	–	–	–	(5)	(5)
	$(17)	$(4)	$(23)	$(19)	$(63)

(2)	Operating (loss) income for the year ended December 31, 2010 included the following special items:

	000000	000000	000000	000000	000000	000000
	Predecessor
(In millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net gain on disposition of assets and other	$9	$4	$1	$16	$30
Closure costs, impairment and other related charges	(5)	(3)	3	(6)	(11)
Employee termination credit	8	–	–	–	8
	$12	$1	$4	$10	$27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of AbitibiBowater Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in (deficit) equity, comprehensive (loss) income and cash flows present fairly, in all material respects, the financial position of AbitibiBowater Inc. and its subsidiaries (Successor Company) as of December 31, 2011 and December 31, 2010 and the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule listed in the index appearing under Item 15(a)(2) which includes the Successor Company’s parent company only condensed balance sheets as at December 31, 2011 and December 31, 2010 and the condensed statements of operations and retained earnings (deficit) and cash flows for the year ended December 31, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Successor Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Successor Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, the financial statement schedule and on the Successor Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As more fully described in Notes 1 and 3 to the consolidated financial statements, on September 23, 2010, the Superior Court of Canada, province of Quebec for the district of Montreal sanctioned the Successor Company’s plan of reorganization under the Companies’ Creditors Arrangement Act (CCAA Reorganization Plan) and on November 23, 2010, the United States Bankruptcy Court for the district of Delaware confirmed the Successor Company’s plan of reorganization under Chapter 11 of the Bankruptcy Code (Chapter 11 Reorganization Plan). Confirmation of the CCAA Reorganization Plan and the Chapter 11 Reorganization Plan resulted in the discharge of all claims against the predecessor company that arose before April 17, 2009 and April 16, 2009 respectively and terminates all rights and interests of equity security holders as provided for in the plans of reorganization. These plans of reorganization were substantially consummated on December 9, 2010 and the Successor Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Successor Company adopted fresh start accounting on December 31, 2010.

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

/s/ PricewaterhouseCoopers LLP (1)

Montreal, Canada

February 29, 2012

(1)	Chartered accountant auditor permit No. 15621

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of AbitibiBowater Inc.

In our opinion, the accompanying consolidated statements of operations, changes in (deficit) equity, comprehensive (loss) income and cash flows present fairly, in all material respects, the results of the operations and the cash flows of AbitibiBowater Inc. and its subsidiaries (Predecessor Company) for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule listed in the index appearing under Item 15(a)(2) which includes the Predecessor Company’s parent company only condensed statements of operations and retained earnings (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Predecessor Company’s management; our responsibility is to express an opinion on these financial statements and on the financial statement schedule based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Notes 1 and 3 to the consolidated financial statements, in 2009, the Predecessor Company and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for reorganization under Chapters 11 and 15 of the United States Bankruptcy Code and the Companies’ Creditors Arrangement Act in Canada. The Predecessor Company’s plans of reorganizations under Chapters 11 and 15 and the Companies’ Creditors Arrangement Act in Canada were substantially consummated on December 9, 2010 and the Predecessor Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the successor company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP (1)

Montreal, Canada

April 5, 2011

(1)	Chartered accountant auditor permit No. R24549

MANAGEMENT’S REPORT ON FINANCIAL STATEMENTS AND ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Financial Statements

Management of AbitibiBowater Inc. is responsible for the preparation of the financial information included in this Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

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

Management assessed the effectiveness of AbitibiBowater Inc.’s internal control over financial reporting as of December 31, 2011. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal

Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of AbitibiBowater Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2011, AbitibiBowater Inc.’s internal control over financial reporting was effective.

The effectiveness of AbitibiBowater Inc.’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report above.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in

Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2011. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

Management’s Report on Internal Control over Financial Reporting

Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective as of December 31, 2011. Management’s report on internal control over financial reporting can be found on page 119 of this Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2011. This report can be found on page 117 of this Form 10-K.

Changes in Internal Control over Financial Reporting

In connection with the evaluation of internal control over financial reporting, there were no changes during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2012 annual meeting of shareholders to be held on May 23, 2012 (the “2012 proxy statement”), which will be filed within 120 days of the end of our fiscal year ended December 31, 2011.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. This code of ethics (which is entitled “Code of Business Conduct”) and our corporate governance policies are posted on our website at www.resolutefp.com. We intend to satisfy disclosure requirements regarding amendments to or waivers from our code of ethics by posting such information on this website. The charters of the Audit Committee and the Human Resources and Compensation/Corporate Governance and Nominating Committee of our Board of Directors are available on our website as well. This information is also available in print free of charge to any person who requests it.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2012 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND                   RELATED STOCKHOLDER MATTERS

The information required by this Item that is not included below under “Equity Compensation Plan Information” is incorporated by reference to our 2012 proxy statement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 regarding securities to be issued upon exercise of outstanding stock options or pursuant to outstanding restricted stock units, deferred stock units and performance-based awards, and securities remaining available for issuance under our equity compensation plan. The 2010 AbitibiBowater Inc. Equity Incentive Plan is the only compensation plan with shares authorized.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	–	$–	–
Equity compensation plans not approved by security holders: (1)	1,308,382	19.56	7,705,316

Total	1,308,382	$19.56	7,705,316

(1)

The 2010 AbitibiBowater Inc. Equity Incentive Plan was approved by the Courts pursuant to the Plans of Reorganization. The weighted-average exercise price in column (b) represents the weighted-average exercise price of 909,426 stock options outstanding as of December 31, 2011. There is no exercise price for the 398,956 restricted stock units and deferred stock units outstanding as of December 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2012 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2012 proxy statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as a part of this Form 10-K:

(1) The following are included at the indicated page of this Form 10-K:
Page
Consolidated Statements of Operations for the Years Ended December 31, 2011 (Successor), 2010 (Predecessor) and 2009 (Predecessor)	58
Consolidated Balance Sheets as of December 31, 2011 (Successor) and 2010 (Successor)	59
Consolidated Statements of Changes in (Deficit) Equity for the Years Ended December 31, 2011 (Successor), 2010 (Predecessor) and 2009 (Predecessor)	60
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2011 (Successor), 2010 (Predecessor) and 2009 (Predecessor)	61
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 (Successor), 2010 (Predecessor) and 2009 (Predecessor)	62
Notes to Consolidated Financial Statements	63
Reports of Independent Registered Public Accounting Firm	117
Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting	119

(2) The following financial statement schedule for the years ended December 31, 2011, 2010 and 2009 is submitted:

Schedule I – AbitibiBowater Inc. Condensed Financial Statements and Notes	F-1

All other financial statement schedules are omitted because they are not applicable, not material or because the required information is included in the financial statements or notes.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1*	Sanction Order, dated September 23, 2010 (incorporated by reference from Exhibit 2.1 of AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

2.2*	Confirmation Order, dated November 23, 2010, which includes the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated November 16, 2010 (as amended) (incorporated by reference from Exhibit 2.2 of AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

2.3*	CCAA Plan of Reorganization and Compromise, dated August 2, 2010 (incorporated by reference from Exhibit 99.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed August 5, 2010, SEC File No. 001-33776).

3.1*	Third Amended and Restated Certificate of Incorporation of AbitibiBowater Inc. (incorporated by reference from Exhibit 3(i) to AbitibiBowater Inc.’s Form 8-A filed on December 9, 2010).

3.2*	Third Amended and Restated By-laws of AbitibiBowater Inc. (incorporated by reference from Exhibit 3(ii) to AbitibiBowater Inc.’s Form 8-A filed on December 9, 2010).

4.1*	Indenture, dated as of October 4, 2010, between ABI Escrow Corporation and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed on October 8, 2010, SEC File No. 001-33776).

4.2*	Form of 10.25% Senior Note due 2018 (included in Exhibit 4.1).

4.3*	Supplemental Indenture, dated as of December 9, 2010, between AbitibiBowater Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed December 15, 2010, SEC File No. 001-33776).

Exhibit No.	Description
4.4*	Secured Promissory Note, dated January 14, 2011, made by Augusta Newsprint Company LLC in favor of Woodbridge International Holdings Limited (incorporated by reference from Exhibit 4.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

4.5*	Amended and Restated Indenture, dated as of May 12, 2011, among AbitibiBowater Inc., each of the guarantors from time to time party hereto, as guarantors, and Wells Fargo Bank, National Association, as trustee and as collateral agent (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 16, 2011, SEC File No. 001-33776).

10.1*	ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., Bowater Incorporated, Abitibi-Consolidated Corp., Abitibi-Consolidated Inc., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed December 15, 2010, SEC File No. 001-33776).

10.2*	Stock Purchase Agreement, dated as of December 23, 2010, among Woodbridge International Holdings Limited, The Woodbridge Company Limited, Abitibi Consolidated Sales Corporation, AbitibiBowater Inc., Augusta Newsprint Company and Augusta Newsprint Inc. (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

10.3*	Securities Purchase Agreement, dated February 11, 2011, among AbiBow Canada Inc., Caisse de depot et placement du Quebec and CDP Investissements Inc., as vendors, and Infra H2O GP Partners Inc., Infra H2O LP Partners Inc. and BluEarth Renewables Inc., as the purchaser (incorporated by reference from Exhibit 2.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 17, 2011, SEC File No. 001-33776).

†10.4*	AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.5*	AbitibiBowater 2010 DC Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.5 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.6*	AbitibiBowater Outside Director Deferred Compensation Plan, effective as of April 1, 2011 (incorporated by reference from Exhibit 10.6 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.7*	AbitibiBowater Inc. 2010 Equity Incentive Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File
No. 001-33776).

†10.8*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.9*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.10*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

Exhibit No.	Description
†10.11*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Deferred Stock Unit Agreement (incorporated by reference from Exhibit 10.11 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.12*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.12 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.13**	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement.

†10.14**	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement.

†10.15*

AbitibiBowater Executive Restricted Stock Unit Plan, effective as of April 1, 2011 (incorporated by reference from Exhibit 10.13 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.16**	2011 AbitibiBowater Inc. Short-Term Incentive Plan.

†10.17**	Summary of 2012 AbitibiBowater Inc. Short-Term Incentive Plan.

†10.18*

AbitibiBowater Inc. Severance Policy – Chief Executive Officer and Direct Reports (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File
No. 001-33776).

†10.19*

Offer Letter between David J. Paterson and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.17 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.20*

Separation Agreement between David J. Paterson and AbitibiBowater Inc., dated December 9, 2010 (incorporated by reference from Exhibit 10.18 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.21*

Offer Letter between Pierre Rougeau and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.19 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.22*

Pierre Rougeau Severance Terms and Waiver and Release Agreement, dated March 25, 2011 (incorporated by reference from Exhibit 10.20 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.23*

Offer Letter between Alain Grandmont and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.21 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.24*

Employment Agreement between Alain Grandmont and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

†10.25*

Letter of terms and conditions of retirement between Alain Grandmont and AbitibiBowater Inc., dated August 9, 2011 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011, SEC File No. 001-33776).

†10.26*

Offer Letter between Yves Laflamme and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.23 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.27*

Employment Agreement between Yves Laflamme and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

Exhibit No.	Description

†10.28*

Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.25 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.29*

Executive Employment Agreement between AbitibiBowater Inc. and Richard Garneau, dated January 1, 2011 (incorporated by reference from Exhibit 10.26 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.30*

Change in Control Agreement between AbitibiBowater Inc. and Richard Garneau, dated January 1, 2011 (incorporated by reference from Exhibit 10.27 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.31*

Employment Agreement between Alain Boivin and AbitibiBowater Inc., dated February 22, 2011 (incorporated by reference from Exhibit 10.28 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.32*

Offer Letter between John Lafave and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.29 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.33*

Offer Letter between Jo-Ann Longworth and AbitibiBowater Inc., dated July 25, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011, SEC File No. 001-33776).

†10.34*

Agreement of Executive Severance Terms between AbitibiBowater Inc. and William G. Harvey, dated July 20, 2011 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011, SEC File No. 001-33776).

†10.35**	Offer Letter between Pierre Laberge and AbitibiBowater Inc., dated June 9, 2011.

†10.36**	Director compensation program chart.

†10.37*

Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed January 11, 2012, SEC File No. 001-33776).

†10.38**

AbiBow Canada Inc. and AbitibiBowater Inc. Security Protocol with respect to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan and the AbiBow Canada SERP, dated November 1, 2011.

†10.39**	Retirement Compensation Trust Agreement (with Letter of Credit) between AbiBow Canada Inc. and AbitibiBowater Inc. and CIBC Mellon Trust Company, dated and effective as of November 1, 2011.

†10.40*

Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Ontario, dated November 10, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Province of Ontario (incorporated by reference from Exhibit 10.32 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.41*

Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Quebec, dated September 13, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Government of Quebec (incorporated by reference from Exhibit 10.33 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

Exhibit No.	Description

10.42*

Settlement Agreement, dated as of August 24, 2010, between AbitibiBowater Inc., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc. and AbitibiBowater Canada Inc. and The Government of Canada (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010, SEC File No. 001-33776).

10.43*

Amendment No. 1, dated as of April 28, 2011, to the ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., the subsidiaries of AbitibiBowater party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 16, 2011, SEC File No. 001-33776).

10.44*

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

10.45*

Lock-up Agreement between AbitibiBowater Inc. and Fairfax Financial Holdings Limited, dated as of November 28, 2011 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

10.46*

Lock-up Agreement between AbitibiBowater Inc. and Oakmont Capital Inc., dated as of November 28, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

10.47*

Lock-up Agreement between AbitibiBowater Inc. and Dalal Street, LLC, dated as of November 28, 2011 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

24.1**	Power of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ***	XBRL Instance Document.

101.SCH ***	XBRL Taxonomy Extension Schema Document.

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.

**	Filed with this Form 10-K.

†	This is a management contract or compensatory plan or arrangement.

***	Interactive data files to be furnished by amendment to this Form 10-K.

(b)	The above-referenced exhibits are being filed with this Form 10-K.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABITIBIBOWATER INC.

Date: February 29, 2012	By:	/s/ Richard Garneau
Richard Garneau
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Garneau Richard Garneau	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ Richard B. Evans* Richard B. Evans	Chairman, Director	February 29, 2012

/s/ Jo-Ann Longworth Jo-Ann Longworth	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2012

/s/ Silvana Travaglini Silvana Travaglini	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2012

/s/ Richard D. Falconer* Richard D. Falconer	Director	February 29, 2012

/S/ Jeffrey A. Hearn* Jeffrey A. Hearn	Director	February 29, 2012

/s/ Alain Rheaume* Alain Rheaume	Director	February 29, 2012

/s/ Paul C. Rivett* Paul C. Rivett	Director	February 29, 2012

/s/ Michael S. Rousseau* Michael S. Rousseau	Director	February 29, 2012

/s/ David H. Wilkins* David H. Wilkins	Director	February 29, 2012

*	Jo-Ann Longworth, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons that are filed herewith as Exhibit 24.1.

By:	/s/ Jo-Ann Longworth
Jo-Ann Longworth, Attorney-in-Fact

Schedule I – ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES

AbitibiBowater Inc.

(Parent Company Only)

Condensed Statements of Operations and Retained Earnings (Deficit)

(In millions)

	Years Ended December 31,
	Successor	Predecessor
	2011	2010	2009

Expenses:
Selling, general and administrative expenses	$27	$34	$29
Reserve for receivables from subsidiaries (Note E)	–	(32)	410

Operating loss	(27)	(2)	(439)
Interest expense (Note B)	(153)	(26)	(40)
Other income (expense), net	6	(1)	12
Equity in income of subsidiaries	152	1,652	–

(Loss) income before reorganization items and income taxes	(22)	1,623	(467)
Reorganization items, net (Note B)	–	(185)	(2)

(Loss) income before income taxes	(22)	1,438	(469)
Income tax benefit	63	8	–

Net income (loss)	41	1,446	(469)
Deficit as of beginning of year	–	(3,223)	(2,754)
Elimination of Predecessor Company deficit as a result of the application of fresh start accounting	–	1,777	–

Retained earnings (deficit) as of end of year (2011 and 2010: Successor; 2009: Predecessor)	$41	$–	$(3,223)

See accompanying notes to condensed financial statements.

Schedule I – ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES

AbitibiBowater Inc.

(Parent Company Only)

Condensed Balance Sheets

(In millions)

	Successor
	December 31, 2011	December 31, 2010

Assets
Accounts receivable from subsidiaries	$–	$40
Investment in and advances to subsidiaries (Note C)	5,565	5,977

Total assets	$5,565	$6,017

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$15	$26
Accounts payable to subsidiaries	232	178
Note and interest payable to a subsidiary (Note E)	945	864

Total current liabilities	1,192	1,068

Long-term debt	621	905

Total liabilities	1,813	1,973

Equity:
Common stock	–	–
Additional paid-in capital	4,022	4,044
Retained earnings	41	–
Accumulated other comprehensive loss	(311)	–

Total AbitibiBowater Inc. equity	3,752	4,044

Total liabilities and equity	$5,565	$6,017

See accompanying notes to condensed financial statements.

Schedule I – ABITIBIBOWATER INC. CONDENSED FINANCIAL STATEMENTS AND NOTES

AbitibiBowater Inc.

(Parent Company Only)

Condensed Statements of Cash Flows

(In millions)

	Years Ended December 31,
	Successor	Predecessor
	2011	2010	2009

Net cash provided by operating activities	$–	$–	$–

Cash flows from investing activities:
Investment in and advances to affiliates	–	(850)	–

Net cash used in investing activities	–	(850)	–

Cash flows from financing activities:
Issuance of long-term debt	–	850	–

Net cash provided by financing activities	–	850	–

Net increase in cash and cash equivalents	–	–	–
Cash and cash equivalents:
Beginning of year	–	–	–

End of year (2011 and 2010: Successor; 2009: Predecessor)	$–	$–	$–

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

AbitibiBowater Inc. is incorporated in Delaware. On October 29, 2007, Abitibi and Bowater combined in a merger of equals with each becoming a subsidiary of AbitibiBowater and resulted in AbitibiBowater becoming a holding company whose only significant asset was an investment in the common stock of our subsidiaries.

For a discussion of our involvement in and our emergence from the Creditor Protection Proceedings, see Note 3, “Creditor Protection Proceedings,” to the Consolidated Financial Statements. Effective upon the commencement of the Creditor Protection Proceedings, we applied the guidance in FASB ASC 852, including the application of fresh start accounting as of December 31, 2010, in preparing our condensed financial statements, which is the same basis of presentation used in the preparation of the Consolidated Financial Statements, as discussed in Note 1, “Organization and Basis of Presentation,” to the Consolidated Financial Statements. As such, the application of fresh start accounting was reflected in our Condensed Balance Sheet as of December 31, 2010 and fresh start accounting adjustments related thereto were included in our Condensed Statements of Operations and Retained Earnings (Deficit) for the year ended December 31, 2010.

The implementation of the Plans of Reorganization and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our condensed financial statements and resulted in us becoming a new entity for financial reporting purposes. Accordingly, our condensed financial statements as of December 31, 2010 and for periods subsequent to December 31, 2010 are not comparable to our condensed financial statements for periods prior to December 31, 2010. References to “Successor” or “Successor Company” refer to AbitibiBowater on or after December 31, 2010, after giving effect to the implementation of the Plans of Reorganization and the application of fresh start accounting. References to “Predecessor” or “Predecessor Company” refer to AbitibiBowater prior to December 31, 2010. Additionally, references to periods on or after December 31, 2010 refer to the Successor and references to periods prior to December 31, 2010 refer to the Predecessor.

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

(2)

Represented the effects of the implementation of the Plans of Reorganization, which consisted of the gain on extinguishment of the Predecessor Company’s liabilities subject to compromise, net of professional fees that were contractually due to certain professionals as “success” fees upon our emergence from the Creditor Protection Proceedings.

(3)

Represented adjustments to the carrying values of our assets and liabilities to reflect their fair values as a result of the application of fresh start accounting and consisted of: (i) the write-off of deferred financing costs associated with the 2018 Notes and (ii) the premium recorded on the 2018 Notes (see Note D, “Financing Arrangements”).

(4)

FASB ASC 852 requires that debt discounts and premiums, as well as debt issuance costs, be viewed as part of the valuation of the related pre-petition debt in arriving at the net carrying amount of the debt. When the debt becomes an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded debt obligations should be adjusted to the amount of the allowed claim. In 2010, pursuant to the U.S. Court’s approval of the Chapter 11 Reorganization Plan (which included the approval of allowed debt claims), we adjusted the net carrying amount of the pre-petition convertible notes to the allowed amount of the claim, which resulted in a write-off of the unamortized balance of the debt discount and issuance costs.

In 2010 and 2009, we paid no amounts relating to reorganization items (see Note E, “Transactions with Related Parties,” for additional information).

Interest expense

Interest expense recorded in our Condensed Statements of Operations and Retained Earnings (Deficit) totaled $153 million in 2011, $26 million in 2010 (which included interest accrued on the 2018 Notes in the fourth quarter of 2010, as well as catch up interest expense on a note payable to a subsidiary of $5 million, as further discussed in Note E, “Transactions with Related Parties”) and $40 million in 2009. The increase in interest expense in 2011 compared to 2010 was primarily due to a full year of interest expense in 2011 on the 2018 Notes, as well as a full year of interest in 2011 recorded in interest expense on an intercompany note payable (see Note E, “Transactions with Related Parties,” for additional information). The decrease in interest expense in 2010 compared to 2009 was a result of ceasing to accrue interest on our pre-petition debt obligations. In accordance with FASB ASC 852, during the Creditor Protection Proceedings, we recorded interest expense on our pre-petition debt obligations only to the extent that: (i) interest would be paid during the Creditor Protection Proceedings or (ii) it was probable that interest would be an allowed priority, secured or unsecured claim. Since neither of these conditions applied to our pre-petition debt obligations, we ceased accruing interest on our pre-petition debt obligations. Contractual interest expense was $142 million in both 2010 and 2009.

AbitibiBowater Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

Note C. Equity Method Investments

The recognition of our share of the equity in loss of our subsidiaries resulted in a reported investment in our subsidiaries of zero as of December 31, 2008. Since we have no obligation to fund additional losses of our subsidiaries, we cannot report a negative investment in our subsidiaries under the equity method. Accordingly, in 2009, we did not record any of our share of our subsidiaries’ losses. In 2010, we recorded our share of income of our subsidiaries, net of the cumulative losses that would otherwise have resulted in the reporting of a negative investment by us in prior years. In 2011, we recorded our share of the income of our subsidiaries.

Note D. Financing Arrangements

10.25% senior secured notes due 2018

On December 9, 2010, we and each of our material, wholly-owned U.S. subsidiaries entered into a supplemental indenture with Wells Fargo Bank, National Association, as trustee and collateral agent, pursuant to which we assumed the obligations of ABI Escrow Corporation with respect to $850 million in aggregate principal amount of the 2018 Notes, originally issued on October 4, 2010 pursuant to an indenture as of that date. ABI Escrow Corporation was a wholly-owned subsidiary of ours created solely for the purpose of issuing the 2018 Notes. For a discussion of the 2018 Notes, see Note 16, “Liquidity and Debt – Debt – 10.25% senior secured notes due 2018,” to the Consolidated Financial Statements.

On June 13, 2011, the first $100 million of net proceeds from the sale of ACH was used to redeem $94 million of principal amount of the 2018 Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest. Additionally, on both June 29, 2011 and November 4, 2011, $85 million of principal amount of the 2018 Notes was redeemed at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. As a result of these redemptions, during the year ended December 31, 2011, we recorded net gains on extinguishment of debt of $6 million, which were included in “Other income (expense), net” in our Condensed Statements of Operations and Retained Earnings (Deficit). These redemptions and all interest on the notes were paid by AbiBow US Inc. on our behalf (see Note E, “Transactions with Related Parties”).

As a result of our application of fresh start accounting, as of December 31, 2010, the 2018 Notes were recorded at their fair value of $905 million, which resulted in a premium of $55 million, which is being amortized to interest expense using the effective interest method over the term of the notes. As of December 31, 2011, the carrying value of the 2018 Notes was $621 million, which included the unamortized premium of $35 million.

In connection with the issuance of the notes, during 2010, we incurred fees of $27 million, which were written off to “Reorganization items, net” in our Condensed Statements of Operations and Retained Earnings (Deficit) as a result of the application of fresh start accounting. These fees were paid by Bowater on our behalf (see Note E, “Transactions with Related Parties”).

Promissory note

As of December 31, 2010, ANC was owned 52.5% by a subsidiary of ours. On January 14, 2011, we acquired the noncontrolling interest in ANC and ANC became a wholly-owned subsidiary of ours. As part of the consideration for the transaction, ANC paid cash of $15 million and issued a secured promissory note (the “note”) in the principal amount of $90 million. The acquisition of the noncontrolling interest in ANC was accounted for as an equity transaction (see Note 19, “Income Taxes,” to the Consolidated Financial Statements for additional information). On June 30, 2011, the note, including accrued interest, was repaid with cash in full by AbiBow US Inc. on our behalf (see Note E, “Transactions with Related Parties”).

Financial covenants

The 2018 Notes and the ABL Credit Facility impose restrictions on the ability of certain subsidiaries to transfer funds or other assets to AbitibiBowater in the form of dividends or advances. These restrictions could affect AbitibiBowater’s operations or its ability to pay dividends in the future.

Note E. Transactions with Related Parties

On May 12, 2008, we contributed to Bowater, as additional paid-in capital, a 12.5% promissory note in the amount of $650 million due June 30, 2013, executed by us in favor of Bowater and on May 15, 2008, Bowater transferred the ownership interest it held in Bowater Newsprint South LLC to us. In 2009, pre-petition interest on the note was $24 million and was included in “Interest expense” in our Condensed Statements of Operations and Retained Earnings (Deficit). During the Creditor Protection Proceedings, we ceased accruing interest on the note. Upon emergence from the Creditor Protection Proceedings, the liability for the note and accrued interest was retained by us as it was management’s intention that Bowater will dividend this note to us. As permitted under the Plans of Reorganization, we intended to allow Bowater’s claim including all accrued interest and, therefore, the amount of this dividend would include post-petition accrued interest on the note. As a result, in 2010, we recorded catch-up interest on the note of $139 million, of which $134 million (through the Emergence Date) and $5 million (subsequent to the Emergence Date and through December 31, 2010) is included in “Reorganization items, net” and “Interest expense,” respectively, in our Condensed Statements of Operations and Retained Earnings (Deficit). In 2011, we recorded interest on the note of $81 million, which is included in “Interest expense” in our Condensed Statements of Operations and Retained Earnings (Deficit).

AbitibiBowater Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

As of December 31, 2011 and 2010, the outstanding balance of the note and accrued interest on the note totaled $945 million and $864 million, respectively, and approximated fair value and was classified as “Note and interest payable to a subsidiary” in our Condensed Balance Sheets.

On April 1, 2008, a former subsidiary of ours transferred all of the outstanding common and preferred stock of Donohue to AbitibiBowater US Holding LLC (“Holding”), a direct subsidiary of ours, for a combination of notes issued or assumed by Holding. As part of this transaction, we loaned Holding $350 million, which was the amount of the proceeds from our issuance of the pre-petition convertible notes, and this note receivable was due on March 31, 2013. In 2009, pre-petition interest on the note was $13 million and was included in “Other income (expense), net” in our Condensed Statements of Operations and Retained Earnings (Deficit). However, Holding was also a debtor in the Creditor Protection Proceedings and since the note and accrued interest were subject to compromise by Holding, in 2009, we recorded a reserve for the entire outstanding balance of the note and accrued interest of $378 million, which was included in “Reserve for receivables from subsidiaries” in our Condensed Statements of Operations and Retained Earnings (Deficit). Upon emergence from the Creditor Protection Proceedings, the entire amount outstanding was compromised and Holding’s obligations were discharged. Accordingly, we are not entitled to any recovery.

Some of our subsidiaries provide certain corporate administrative services on our behalf and certain of our subsidiaries, including legal, finance, tax, risk management, IT, executive management, payroll and employee benefits. As such, these subsidiaries have charged us a portion of their general and administrative expenses, based on specific identification or on an appropriate allocation key (e.g., sales, purchases, headcount, etc.) determined by the type of expense or department. During the years ended December 31, 2011, 2010 and 2009, these subsidiaries charged us $23 million, $27 million and $23 million, respectively, for certain corporate administrative expenses, which were recorded in “Selling, general and administrative expenses” in our Condensed Statements of Operations and Retained Earnings (Deficit).

As discussed in Note D, “Financing Arrangements,” in 2011, AbiBow US Inc. paid on our behalf $264 million of principal amount of the 2018 Notes plus the redemption premiums (approximately $10 million) and all interest on the notes (approximately $85 million). Additionally, in 2011, AbiBow US Inc. paid on our behalf $90 million of principal amount of the ANC promissory note plus $2 million of interest on the note. In 2010, Bowater paid on our behalf $45 million relating to reorganization items, which were comprised of: (i) the backstop commitment agreement termination fee of $15 million discussed above, (ii) the exit financing costs of $27 million discussed above and (iii) other professional fees of $3 million.

In prior years, AbitibiBowater had recorded a $32 million intercompany receivable for a tax benefit it recorded that was used to offset the current income tax liability of its U.S. subsidiaries with which it filed a consolidated U.S. income tax return. Since this intercompany receivable was due from subsidiaries that were also debtors in the Creditor Protection Proceedings and was subject to compromise by our subsidiaries, in 2009, we recorded a reserve for the entire balance of this intercompany receivable, which was included in “Reserve for receivables from subsidiaries” in our Condensed Statements of Operations and Retained Earnings (Deficit). Upon emergence from the Creditor Protection Proceedings, our debtor subsidiaries retained these liabilities. Accordingly, in 2010, we reversed the “Reserve for receivables from subsidiaries” in our Condensed Statements of Operations and Retained Earnings (Deficit) and reinstated this receivable to “Accounts receivable from subsidiaries” in our Condensed Balance Sheets as of December 31, 2010. Additionally, in 2011 and 2010, AbitibiBowater recorded a tax benefit of $63 million and $8 million, respectively, which will be used to offset the current income tax liability of its U.S. subsidiaries with which it files a consolidated U.S. income tax return; accordingly, we have recorded these amounts through intercompany.

On December 31, 2010, AbitibiBowater issued 17,010,728 shares of unregistered common stock to Donohue as part of an internal tax restructuring contemplated by the Plans of Reorganization. The shares were issued to Donohue in exchange for all of the outstanding shares of common stock of two of Donohue’s wholly-owned subsidiaries (each of which also was an indirect wholly-owned subsidiary of ours), which have a fair value of $335 million. We recorded the issuance of these shares in additional paid-in capital in our Condensed Balance Sheets. The issuance of the shares to Donohue was made without registration under the Securities Act in reliance on the exemption from registration provided under section 4(2) thereof.

As part of the agreements that AbiBow Canada entered into with the provinces of Quebec and Ontario for funding relief with respect to aggregate solvency deficits in its material Canadian registered pension plans, AbiBow Canada agreed to a number of undertakings, one of which is a restriction on the payment of dividends to us. For additional information, see Note 18, “Pension and Other Postretirement Benefit Plans – Canadian pension funding relief,” to the Consolidated Financial Statements.

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Sanction Order, dated September 23, 2010 (incorporated by reference from Exhibit 2.1 of AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

2.2*	Confirmation Order, dated November 23, 2010, which includes the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated November 16, 2010 (as amended) (incorporated by reference from Exhibit 2.2 of AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

2.3*	CCAA Plan of Reorganization and Compromise, dated August 2, 2010 (incorporated by reference from Exhibit 99.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed August 5, 2010, SEC File No. 001-33776).

3.1*	Third Amended and Restated Certificate of Incorporation of AbitibiBowater Inc. (incorporated by reference from Exhibit 3(i) to AbitibiBowater Inc.’s Form 8-A filed on December 9, 2010).

3.2*	Third Amended and Restated By-laws of AbitibiBowater Inc. (incorporated by reference from Exhibit 3(ii) to AbitibiBowater Inc.’s Form 8-A filed on December 9, 2010).

4.1*	Indenture, dated as of October 4, 2010, between ABI Escrow Corporation and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed on October 8, 2010, SEC File No. 001-33776).

4.2*	Form of 10.25% Senior Note due 2018 (included in Exhibit 4.1).

4.3*	Supplemental Indenture, dated as of December 9, 2010, between AbitibiBowater Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed December 15, 2010, SEC File No. 001-33776).

Exhibit No.	Description
4.4*	Secured Promissory Note, dated January 14, 2011, made by Augusta Newsprint Company LLC in favor of Woodbridge International Holdings Limited (incorporated by reference from Exhibit 4.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

4.5*	Amended and Restated Indenture, dated as of May 12, 2011, among AbitibiBowater Inc., each of the guarantors from time to time party hereto, as guarantors, and Wells Fargo Bank, National Association, as trustee and as collateral agent (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 16, 2011, SEC File No. 001-33776).

10.1*	ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., Bowater Incorporated, Abitibi-Consolidated Corp., Abitibi-Consolidated Inc., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed December 15, 2010, SEC File No. 001-33776).

10.2*	Stock Purchase Agreement, dated as of December 23, 2010, among Woodbridge International Holdings Limited, The Woodbridge Company Limited, Abitibi Consolidated Sales Corporation, AbitibiBowater Inc., Augusta Newsprint Company and Augusta Newsprint Inc. (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

10.3*	Securities Purchase Agreement, dated February 11, 2011, among AbiBow Canada Inc., Caisse de depot et placement du Quebec and CDP Investissements Inc., as vendors, and Infra H2O GP Partners Inc., Infra H2O LP Partners Inc. and BluEarth Renewables Inc., as the purchaser (incorporated by reference from Exhibit 2.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 17, 2011, SEC File No. 001-33776).

†10.4*	AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.5*	AbitibiBowater 2010 DC Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.5 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.6*	AbitibiBowater Outside Director Deferred Compensation Plan, effective as of April 1, 2011 (incorporated by reference from Exhibit 10.6 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.7*	AbitibiBowater Inc. 2010 Equity Incentive Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File
No. 001-33776).

†10.8*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.9*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.10*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

Exhibit No.	Description
†10.11*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Deferred Stock Unit Agreement (incorporated by reference from Exhibit 10.11 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.12*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.12 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.13**	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement.

†10.14**	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement.

†10.15*	AbitibiBowater Executive Restricted Stock Unit Plan, effective as of April 1, 2011 (incorporated by reference from Exhibit 10.13 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.16**	2011 AbitibiBowater Inc. Short-Term Incentive Plan.

†10.17**	Summary of 2012 AbitibiBowater Inc. Short-Term Incentive Plan.

†10.18*	AbitibiBowater Inc. Severance Policy – Chief Executive Officer and Direct Reports (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File
No. 001-33776).

†10.19*	Offer Letter between David J. Paterson and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.17 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.20*	Separation Agreement between David J. Paterson and AbitibiBowater Inc., dated December 9, 2010 (incorporated by reference from Exhibit 10.18 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.21*	Offer Letter between Pierre Rougeau and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.19 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.22*	Pierre Rougeau Severance Terms and Waiver and Release Agreement, dated March 25, 2011 (incorporated by reference from Exhibit 10.20 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.23*	Offer Letter between Alain Grandmont and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.21 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.24*	Employment Agreement between Alain Grandmont and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

†10.25*	Letter of terms and conditions of retirement between Alain Grandmont and AbitibiBowater Inc., dated August 9, 2011 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011, SEC File No. 001-33776).

†10.26*	Offer Letter between Yves Laflamme and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.23 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.27*	Employment Agreement between Yves Laflamme and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

Exhibit No.	Description
†10.28*

Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.25 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.29*

Executive Employment Agreement between AbitibiBowater Inc. and Richard Garneau, dated January 1, 2011 (incorporated by reference from Exhibit 10.26 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.30*

Change in Control Agreement between AbitibiBowater Inc. and Richard Garneau, dated January 1, 2011 (incorporated by reference from Exhibit 10.27 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.31*

Employment Agreement between Alain Boivin and AbitibiBowater Inc., dated February 22, 2011 (incorporated by reference from Exhibit 10.28 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.32*

Offer Letter between John Lafave and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.29 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.33*

Offer Letter between Jo-Ann Longworth and AbitibiBowater Inc., dated July 25, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011, SEC File No. 001-33776).

†10.34*

Agreement of Executive Severance Terms between AbitibiBowater Inc. and William G. Harvey, dated July 20, 2011 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011, SEC File No. 001-33776).

†10.35**	Offer Letter between Pierre Laberge and AbitibiBowater Inc., dated June 9, 2011.

†10.36**	Director compensation program chart.

†10.37*

Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed January 11, 2012, SEC File No. 001-33776).

†10.38**

AbiBow Canada Inc. and AbitibiBowater Inc. Security Protocol with respect to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan and the AbiBow Canada SERP, dated November 1, 2011.

†10.39**	Retirement Compensation Trust Agreement (with Letter of Credit) between AbiBow Canada Inc. and AbitibiBowater Inc. and CIBC Mellon Trust Company, dated and effective as of November 1, 2011.

†10.40*

Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Ontario, dated November 10, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Province of Ontario (incorporated by reference from Exhibit 10.32 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.41*

Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Quebec, dated September 13, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Government of Quebec (incorporated by reference from Exhibit 10.33 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

Exhibit No.	Description
10.42*

Settlement Agreement, dated as of August 24, 2010, between AbitibiBowater Inc., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc. and AbitibiBowater Canada Inc. and The Government of Canada (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010, SEC File No. 001-33776).

10.43*

Amendment No. 1, dated as of April 28, 2011, to the ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., the subsidiaries of AbitibiBowater party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 16, 2011, SEC File No. 001-33776).

10.44*

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

10.45*

Lock-up Agreement between AbitibiBowater Inc. and Fairfax Financial Holdings Limited, dated as of November 28, 2011 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

10.46*

Lock-up Agreement between AbitibiBowater Inc. and Oakmont Capital Inc., dated as of November 28, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

10.47*

Lock-up Agreement between AbitibiBowater Inc. and Dalal Street, LLC, dated as of November 28, 2011 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

24.1**	Power of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ***	XBRL Instance Document.

101.SCH ***	XBRL Taxonomy Extension Schema Document.

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.

**	Filed with this Form 10-K.

†	This is a management contract or compensatory plan or arrangement.

***	Interactive data files to be furnished by amendment to this Form 10-K.

(b)	The above-referenced exhibits are being filed with this Form 10-K.

(c)	None.

