Form 10-K/A
period 2011-12-31
AbitibiBowater Inc.
filed 2012-03-30
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment (this “Amendment No. 1”) to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012 (the “Original 10-K”), is being filed solely to furnish Exhibit 101 as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 contains certain information from the Original 10-K formatted in eXtensible Business Reporting Language (XBRL).

This Amendment No. 1 does not reflect any events that occurred subsequent to the filing of the Original 10-K and does not modify or update any of the disclosures contained in the Original 10-K. This Amendment No. 1 should therefore be read in conjunction with the Original 10-K. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the exhibit list in Part IV – Item 15, the signature page, the exhibit index and Exhibit 101.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1*	Sanction Order, dated September 23, 2010 (incorporated by reference from Exhibit 2.1 of AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

2.2*	Confirmation Order, dated November 23, 2010, which includes the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated November 16, 2010 (as amended) (incorporated by reference from Exhibit 2.2 of AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

2.3*	CCAA Plan of Reorganization and Compromise, dated August 2, 2010 (incorporated by reference from Exhibit 99.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed August 5, 2010, SEC File No. 001-33776).

3.1*	Third Amended and Restated Certificate of Incorporation of AbitibiBowater Inc. (incorporated by reference from Exhibit 3(i) to AbitibiBowater Inc.’s Form 8-A filed on December 9, 2010).

3.2*	Third Amended and Restated By-laws of AbitibiBowater Inc. (incorporated by reference from Exhibit 3(ii) to AbitibiBowater Inc.’s Form 8-A filed on December 9, 2010).

4.1*	Indenture, dated as of October 4, 2010, between ABI Escrow Corporation and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed on October 8, 2010, SEC File No. 001-33776).

4.2*	Form of 10.25% Senior Note due 2018 (included in Exhibit 4.1).

4.3*	Supplemental Indenture, dated as of December 9, 2010, between AbitibiBowater Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed December 15, 2010, SEC File No. 001-33776).

Exhibit No.	Description
4.4*	Secured Promissory Note, dated January 14, 2011, made by Augusta Newsprint Company LLC in favor of Woodbridge International Holdings Limited (incorporated by reference from Exhibit 4.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

4.5*	Amended and Restated Indenture, dated as of May 12, 2011, among AbitibiBowater Inc., each of the guarantors from time to time party hereto, as guarantors, and Wells Fargo Bank, National Association, as trustee and as collateral agent (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 16, 2011, SEC File No. 001-33776).

10.1*	ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., Bowater Incorporated, Abitibi-Consolidated Corp., Abitibi-Consolidated Inc., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed December 15, 2010, SEC File No. 001-33776).

10.2*	Stock Purchase Agreement, dated as of December 23, 2010, among Woodbridge International Holdings Limited, The Woodbridge Company Limited, Abitibi Consolidated Sales Corporation, AbitibiBowater Inc., Augusta Newsprint Company and Augusta Newsprint Inc. (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

10.3*	Securities Purchase Agreement, dated February 11, 2011, among AbiBow Canada Inc., Caisse de depot et placement du Quebec and CDP Investissements Inc., as vendors, and Infra H2O GP Partners Inc., Infra H2O LP Partners Inc. and BluEarth Renewables Inc., as the purchaser (incorporated by reference from Exhibit 2.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 17, 2011, SEC File No. 001-33776).

†10.4*	AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.5*	AbitibiBowater 2010 DC Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.5 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended
December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.6*	AbitibiBowater Outside Director Deferred Compensation Plan, effective as of April 1, 2011 (incorporated by reference from Exhibit 10.6 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.7*	AbitibiBowater Inc. 2010 Equity Incentive Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File
No. 001-33776).

†10.8*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.9*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.10*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

Exhibit No.	Description
†10.11*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Deferred Stock Unit Agreement (incorporated by reference from Exhibit 10.11 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.12*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.12 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.13**	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement.

†10.14**	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement.

†10.15*	AbitibiBowater Executive Restricted Stock Unit Plan, effective as of April 1, 2011 (incorporated by reference from Exhibit 10.13 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.16**	2011 AbitibiBowater Inc. Short-Term Incentive Plan.

†10.17**	Summary of 2012 AbitibiBowater Inc. Short-Term Incentive Plan.

†10.18*	AbitibiBowater Inc. Severance Policy – Chief Executive Officer and Direct Reports (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File
No. 001-33776).

†10.19*	Offer Letter between David J. Paterson and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.17 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.20*	Separation Agreement between David J. Paterson and AbitibiBowater Inc., dated December 9, 2010 (incorporated by reference from Exhibit 10.18 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.21*	Offer Letter between Pierre Rougeau and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.19 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.22*	Pierre Rougeau Severance Terms and Waiver and Release Agreement, dated March 25, 2011 (incorporated by reference from Exhibit 10.20 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.23*	Offer Letter between Alain Grandmont and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.21 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.24*	Employment Agreement between Alain Grandmont and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

†10.25*	Letter of terms and conditions of retirement between Alain Grandmont and AbitibiBowater Inc., dated August 9, 2011 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011, SEC File No. 001-33776).

†10.26*	Offer Letter between Yves Laflamme and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.23 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.27*	Employment Agreement between Yves Laflamme and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

Exhibit No.	Description

†10.28*	Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.25 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.29*	Executive Employment Agreement between AbitibiBowater Inc. and Richard Garneau, dated January 1, 2011 (incorporated by reference from Exhibit 10.26 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.30*	Change in Control Agreement between AbitibiBowater Inc. and Richard Garneau, dated January 1, 2011 (incorporated by reference from Exhibit 10.27 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.31*	Employment Agreement between Alain Boivin and AbitibiBowater Inc., dated February 22, 2011 (incorporated by reference from Exhibit 10.28 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.32*	Offer Letter between John Lafave and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.29 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.33*	Offer Letter between Jo-Ann Longworth and AbitibiBowater Inc., dated July 25, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011, SEC File No. 001-33776).

†10.34*	Agreement of Executive Severance Terms between AbitibiBowater Inc. and William G. Harvey, dated July 20, 2011 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011, SEC File No. 001-33776).

†10.35**	Offer Letter between Pierre Laberge and AbitibiBowater Inc., dated June 9, 2011.

†10.36**	Director compensation program chart.

†10.37*	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed January 11, 2012, SEC File No. 001-33776).

†10.38**	AbiBow Canada Inc. and AbitibiBowater Inc. Security Protocol with respect to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan and the AbiBow Canada SERP, dated November 1, 2011.

†10.39**	Retirement Compensation Trust Agreement (with Letter of Credit) between AbiBow Canada Inc. and AbitibiBowater Inc. and CIBC Mellon Trust Company, dated and effective as of November 1, 2011.

†10.40*	Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Ontario, dated November 10, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Province of Ontario (incorporated by reference from Exhibit 10.32 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.41*	Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Quebec, dated September 13, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Government of Quebec (incorporated by reference from Exhibit 10.33 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

Exhibit No.	Description

10.42*	Settlement Agreement, dated as of August 24, 2010, between AbitibiBowater Inc., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc. and AbitibiBowater Canada Inc. and The Government of Canada (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010, SEC File No. 001-33776).

10.43*	Amendment No. 1, dated as of April 28, 2011, to the ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., the subsidiaries of AbitibiBowater party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 16, 2011, SEC File No. 001-33776).

10.44*	Amendment No. 2, dated October 28, 2011, to ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., AbiBow US Inc. (f/k/a Bowater Incorporated) and AbiBow Recycling LLC (f/k/a Abitibi-Consolidated Corp.) and AbiBow Canada Inc. (f/k/a Abitibi-Consolidated Inc.), and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed October 31, 2011, SEC File No. 001-33776).

10.45*	Lock-up Agreement between AbitibiBowater Inc. and Fairfax Financial Holdings Limited, dated as of November 28, 2011 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

10.46*	Lock-up Agreement between AbitibiBowater Inc. and Oakmont Capital Inc., dated as of November 28, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

10.47*	Lock-up Agreement between AbitibiBowater Inc. and Dalal Street, LLC, dated as of November 28, 2011 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

24.1**	Power of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ***	XBRL Instance Document.

101.SCH ***	XBRL Taxonomy Extension Schema Document.

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.

**	Filed with the Original 10-K.

†	This is a management contract or compensatory plan or arrangement.

***	Interactive data files furnished with this Form 10-K/A, which represent the following materials from the Original 10-K formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in (Deficit) Equity, (iv) the Consolidated Statements of Comprehensive (Loss) Income, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements and (vii) Schedule I – AbitibiBowater Inc. Condensed Financial Statements and Notes. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

(b)	The above-referenced exhibits were filed with the Original 10-K or are being furnished with this Form 10-K/A.

(c)	None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABITIBIBOWATER INC.

Date: March 30, 2012	By:	/s/ Silvana Travaglini
Silvana Travaglini
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Sanction Order, dated September 23, 2010 (incorporated by reference from Exhibit 2.1 of AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

2.2*	Confirmation Order, dated November 23, 2010, which includes the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated November 16, 2010 (as amended) (incorporated by reference from Exhibit 2.2 of AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

2.3*	CCAA Plan of Reorganization and Compromise, dated August 2, 2010 (incorporated by reference from Exhibit 99.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed August 5, 2010, SEC File No. 001-33776).

3.1*	Third Amended and Restated Certificate of Incorporation of AbitibiBowater Inc. (incorporated by reference from Exhibit 3(i) to AbitibiBowater Inc.’s Form 8-A filed on December 9, 2010).

3.2*	Third Amended and Restated By-laws of AbitibiBowater Inc. (incorporated by reference from Exhibit 3(ii) to AbitibiBowater Inc.’s Form 8-A filed on December 9, 2010).

4.1*	Indenture, dated as of October 4, 2010, between ABI Escrow Corporation and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed on October 8, 2010, SEC File No. 001-33776).

4.2*	Form of 10.25% Senior Note due 2018 (included in Exhibit 4.1).

4.3*	Supplemental Indenture, dated as of December 9, 2010, between AbitibiBowater Inc. and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed December 15, 2010, SEC File No. 001-33776).

Exhibit No.	Description
4.4*	Secured Promissory Note, dated January 14, 2011, made by Augusta Newsprint Company LLC in favor of Woodbridge International Holdings Limited (incorporated by reference from Exhibit 4.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

4.5*	Amended and Restated Indenture, dated as of May 12, 2011, among AbitibiBowater Inc., each of the guarantors from time to time party hereto, as guarantors, and Wells Fargo Bank, National Association, as trustee and as collateral agent (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 16, 2011, SEC File No. 001-33776).

10.1*	ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., Bowater Incorporated, Abitibi-Consolidated Corp., Abitibi-Consolidated Inc., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed December 15, 2010, SEC File No. 001-33776).

10.2*	Stock Purchase Agreement, dated as of December 23, 2010, among Woodbridge International Holdings Limited, The Woodbridge Company Limited, Abitibi Consolidated Sales Corporation, AbitibiBowater Inc., Augusta Newsprint Company and Augusta Newsprint Inc. (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

10.3*	Securities Purchase Agreement, dated February 11, 2011, among AbiBow Canada Inc., Caisse de depot et placement du Quebec and CDP Investissements Inc., as vendors, and Infra H2O GP Partners Inc., Infra H2O LP Partners Inc. and BluEarth Renewables Inc., as the purchaser (incorporated by reference from Exhibit 2.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 17, 2011, SEC File No. 001-33776).

†10.4*	AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.5*	AbitibiBowater 2010 DC Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.5 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended
December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.6*	AbitibiBowater Outside Director Deferred Compensation Plan, effective as of April 1, 2011 (incorporated by reference from Exhibit 10.6 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.7*	AbitibiBowater Inc. 2010 Equity Incentive Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File
No. 001-33776).

†10.8*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.9*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.10*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

Exhibit No.	Description
†10.11*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Deferred Stock Unit Agreement (incorporated by reference from Exhibit 10.11 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.12*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.12 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.13**	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement.

†10.14**	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement.

†10.15*	AbitibiBowater Executive Restricted Stock Unit Plan, effective as of April 1, 2011 (incorporated by reference from Exhibit 10.13 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.16**	2011 AbitibiBowater Inc. Short-Term Incentive Plan.

†10.17**	Summary of 2012 AbitibiBowater Inc. Short-Term Incentive Plan.

†10.18*	AbitibiBowater Inc. Severance Policy – Chief Executive Officer and Direct Reports (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File
No. 001-33776).

†10.19*	Offer Letter between David J. Paterson and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.17 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.20*	Separation Agreement between David J. Paterson and AbitibiBowater Inc., dated December 9, 2010 (incorporated by reference from Exhibit 10.18 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.21*	Offer Letter between Pierre Rougeau and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.19 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.22*	Pierre Rougeau Severance Terms and Waiver and Release Agreement, dated March 25, 2011 (incorporated by reference from Exhibit 10.20 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.23*	Offer Letter between Alain Grandmont and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.21 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.24*	Employment Agreement between Alain Grandmont and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

†10.25*	Letter of terms and conditions of retirement between Alain Grandmont and AbitibiBowater Inc., dated August 9, 2011 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011, SEC File No. 001-33776).

†10.26*	Offer Letter between Yves Laflamme and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.23 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.27*	Employment Agreement between Yves Laflamme and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

Exhibit No.	Description
†10.28*	Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.25 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.29*	Executive Employment Agreement between AbitibiBowater Inc. and Richard Garneau, dated January 1, 2011 (incorporated by reference from Exhibit 10.26 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.30*	Change in Control Agreement between AbitibiBowater Inc. and Richard Garneau, dated January 1, 2011 (incorporated by reference from Exhibit 10.27 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.31*	Employment Agreement between Alain Boivin and AbitibiBowater Inc., dated February 22, 2011 (incorporated by reference from Exhibit 10.28 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.32*	Offer Letter between John Lafave and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.29 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.33*	Offer Letter between Jo-Ann Longworth and AbitibiBowater Inc., dated July 25, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011, SEC File No. 001-33776).

†10.34*	Agreement of Executive Severance Terms between AbitibiBowater Inc. and William G. Harvey, dated July 20, 2011 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011, SEC File No. 001-33776).

†10.35**	Offer Letter between Pierre Laberge and AbitibiBowater Inc., dated June 9, 2011.

†10.36**	Director compensation program chart.

†10.37*	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed January 11, 2012, SEC File No. 001-33776).

†10.38**	AbiBow Canada Inc. and AbitibiBowater Inc. Security Protocol with respect to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan and the AbiBow Canada SERP, dated November 1, 2011.

†10.39**	Retirement Compensation Trust Agreement (with Letter of Credit) between AbiBow Canada Inc. and AbitibiBowater Inc. and CIBC Mellon Trust Company, dated and effective as of November 1, 2011.

†10.40*	Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Ontario, dated November 10, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Province of Ontario (incorporated by reference from Exhibit 10.32 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.41*	Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Quebec, dated September 13, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Government of Quebec (incorporated by reference from Exhibit 10.33 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

Exhibit No.	Description
10.42*	Settlement Agreement, dated as of August 24, 2010, between AbitibiBowater Inc., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc. and AbitibiBowater Canada Inc. and The Government of Canada (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010, SEC File No. 001-33776).

10.43*	Amendment No. 1, dated as of April 28, 2011, to the ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., the subsidiaries of AbitibiBowater party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 16, 2011, SEC File No. 001-33776).

10.44*	Amendment No. 2, dated October 28, 2011, to ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., AbiBow US Inc. (f/k/a Bowater Incorporated) and AbiBow Recycling LLC (f/k/a Abitibi-Consolidated Corp.) and AbiBow Canada Inc. (f/k/a Abitibi-Consolidated Inc.), and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed October 31, 2011, SEC File No. 001-33776).

10.45*	Lock-up Agreement between AbitibiBowater Inc. and Fairfax Financial Holdings Limited, dated as of November 28, 2011 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

10.46*	Lock-up Agreement between AbitibiBowater Inc. and Oakmont Capital Inc., dated as of November 28, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

10.47*	Lock-up Agreement between AbitibiBowater Inc. and Dalal Street, LLC, dated as of November 28, 2011 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

24.1**	Power of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ***	XBRL Instance Document.

101.SCH ***	XBRL Taxonomy Extension Schema Document.

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.

**	Filed with the Original 10-K.

†	This is a management contract or compensatory plan or arrangement.

***	Interactive data files furnished with this Form 10-K/A, which represent the following materials from the Original 10-K formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in (Deficit) Equity, (iv) the Consolidated Statements of Comprehensive (Loss) Income, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements and (vii) Schedule I – AbitibiBowater Inc. Condensed Financial Statements and Notes. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

