Form 10-Q
period 2012-03-31
AbitibiBowater Inc.
filed 2012-05-10
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑  No ☐

As of April 30, 2012, there were 98,907,391 shares of AbitibiBowater Inc. common stock outstanding.

ABITIBIBOWATER INC.

ABITIBIBOWATER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions except per share amounts)

	Three Months Ended March 31,
	2012	2011
Sales	$1,054	$1,185
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	836	922
Depreciation, amortization and cost of timber harvested	57	54
Distribution costs	121	133
Selling, general and administrative expenses	32	37
Closure costs, impairment and other related charges	5	13
Net gain on disposition of assets	(23)	(1)
Operating income	26	27
Interest expense	(16)	(30)
Other income, net	13	19
Income before income taxes	23	16
Income tax benefit	10	14
Net income including noncontrolling interests	33	30
Net income attributable to noncontrolling interests	(10)	–
Net income attributable to AbitibiBowater Inc.	$23	$30

Net income per share attributable to AbitibiBowater Inc. common shareholders:
Basic	$0.23	$0.31
Diluted	0.23	0.31
Weighted-average number of AbitibiBowater Inc. common shares outstanding:
Basic	97.1	97.1
Diluted	97.1	97.1

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in millions)

	Three Months Ended March 31,
	2012	2011
Net income including noncontrolling interests	$33	$30
Other comprehensive income (loss):
Change in unamortized prior service costs and credits, net of tax of $0 in 2012	2	–
Change in unamortized actuarial gains and losses, net of tax of $0 in 2012	(2)	–
Foreign currency translation	3	22
Other comprehensive income, net of tax	3	22
Comprehensive income including noncontrolling interests	36	52
Less: Comprehensive income attributable to noncontrolling interests:
Net income	(10)	–
Foreign currency translation	–	(5)
Comprehensive income attributable to noncontrolling interests	(10)	(5)
Comprehensive income attributable to AbitibiBowater Inc.	$26	$47

See accompanying notes to unaudited interim consolidated financial statements.

ABITI BIBOWATER INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except per share amount)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$410	$369
Accounts receivable, net:
Trade	554	582
Other	136	168
Inventories, net	501	475
Assets held for sale	5	7
Deferred income tax assets	111	109
Other current assets	73	59
Total current assets	1,790	1,769
Fixed assets, net	2,484	2,502
Amortizable intangible assets, net	18	18
Deferred income tax assets	1,787	1,749
Other assets	257	260
Total assets	$6,336	$6,298

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$538	$544
Total current liabilities	538	544
Long-term debt	620	621
Pension and other postretirement benefit obligations	1,534	1,524
Deferred income tax liabilities	73	75
Other long-term liabilities	57	57
Total liabilities	2,822	2,821
Commitments and contingencies
Equity:
AbitibiBowater Inc. shareholders’ equity:
Common stock, $0.001 par value. 114.1 shares issued and 97.1 shares outstanding as of March 31, 2012 and December 31, 2011	–	–
Additional paid-in capital	3,688	3,687
Retained earnings	64	41
Accumulated other comprehensive loss	(308)	(311)
Treasury stock at cost, 17.0 shares as of March 31, 2012 and December 31, 2011	–	–
Total AbitibiBowater Inc. shareholders’ equity	3,444	3,417
Noncontrolling interests	70	60
Total equity	3,514	3,477
Total liabilities and equity	$6,336	$6,298

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, in millions)

	AbitibiBowater Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2011	$–	$3,687	$41	$(311)	$–	$60	$ 3,477
Share-based compensation costs for equity-classified awards	–	1	–	–	–	–	1
Net income	–	–	23	–	–	10	33
Other comprehensive income, net of tax	–	–	–	3	–	–	3
Balance as of March 31, 2012	$–	$3,688	$64	$(308)	$–	$70	$ 3,514

As of December 31, 2010, the balance of noncontrolling interests was $278 million. During the three months ended March 31, 2011, amounts attributable to noncontrolling interests consisted of dividends and distribution paid of $18 million, acquisition of noncontrolling interest of $105 million and other comprehensive income of $5 million, net of tax, which resulted in a balance of noncontrolling interests of $160 million as of March 31, 2011.

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income including noncontrolling interests	$33	$30
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	1	–
Depreciation, amortization and cost of timber harvested	57	54
Closure costs, impairment and other related charges	5	13
Write-downs of inventory	–	1
Deferred income taxes	(14)	(13)
Net pension contributions	(18)	(19)
Net gain on disposition of assets	(23)	(1)
Gain on translation of foreign currency denominated deferred income taxes	(30)	(37)
Loss on translation of foreign currency denominated pension and other postretirement benefit obligations	24	27
Changes in working capital:
Accounts receivable	56	20
Inventories	(26)	(54)
Other current assets	(5)	2
Accounts payable and accrued liabilities	(9)	29
Other, net	6	6
Net cash provided by operating activities	57	58
Cash flows from investing activities:
Cash invested in fixed assets	(39)	(15)
Disposition of assets	26	5
Decrease (increase) in restricted cash	4	(2)
Increase in deposit requirements for letters of credit, net	(7)	(6)
Net cash used in investing activities	(16)	(18)
Cash flows from financing activities:
Dividends and distribution to noncontrolling interests	–	(18)
Acquisition of noncontrolling interest	–	(15)
Net cash used in financing activities	–	(33)
Net increase in cash and cash equivalents	41	7
Cash and cash equivalents:
Beginning of period	369	319
End of period	$410	$326

See accompanying notes to unaudited interim consolidated financial statements.

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Nature of operations

AbitibiBowater Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our,” “us” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry, with a diverse range of products, including newsprint, coated and specialty papers, market pulp and wood products. We own or operate pulp and paper mills and wood products facilities in the United States, Canada and South Korea. On November 7, 2011, AbitibiBowater Inc. began doing business as Resolute Forest Products. We are seeking shareholder approval at the 2012 annual meeting of shareholders to amend our certificate of incorporation to change our legal name to Resolute Forest Products Inc.

Financial statements

Our interim consolidated financial statements are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited interim consolidated financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012. Certain prior period amounts in our Consolidated Balance Sheets, Consolidated Statements of Cash Flows and footnotes have been reclassified to conform to the 2012 presentation. The reclassifications had no effect on total assets, cash and cash equivalents or net cash provided by operating activities.

Note 2. Closure Costs, Impairment and Other Related Charges

Closure costs, impairment and other related charges for the three months ended March 31, 2012 and 2011 were comprised of the following:

(Unaudited, in millions)	2012	2011
Accelerated depreciation	$–	$1
Impairment of long-lived assets	–	7
Severance and other costs	5	5
	$5	$13

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

Severance and other costs

During the three months ended March 31, 2012, we recorded $2 million of severance costs and a $2 million pension curtailment loss as a result of a workforce reduction at our Baie-Comeau, Quebec paper mill, as well as a $1 million credit adjustment for severance costs and a $2 million pension curtailment loss related to the permanent closure in December 2011 of a paper machine at our Kenogami, Quebec paper mill. During the three months ended March 31, 2011, we recorded $2 million of severance costs and a $3 million other postretirement benefit (“OPEB”) plan curtailment loss as a result of the decision to cease paperboard production at our Coosa Pines paper mill.

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 3. Assets Held for Sale and Net Gain on Disposition of Assets

As of March 31, 2012 and December 31, 2011, assets held for sale were comprised of fixed assets, net of $5 million and $7 million, respectively.

As of March 31, 2012, we held for sale our Petit Saguenay, Quebec sawmill and a parcel of land. We expect to complete a sale of these assets within the next twelve months for amounts that equal or exceed their individual carrying values.

As of December 31, 2011, we held for sale our Petit Saguenay sawmill and certain parcels of land.

The assets held for sale are carried in our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 at the lower of carrying value or fair value less costs to sell.

During the three months ended March 31, 2012, we sold a portion of our Mersey timberlands in Nova Scotia and various other assets for proceeds of $26 million, resulting in a net gain on disposition of assets of $23 million.

During the three months ended March 31, 2011, we sold our Kenora, Ontario paper mill and various other assets for proceeds of $5 million, resulting in a net gain on disposition of assets of $1 million.

Note 4. Other Income, Net

Other income, net for the three months ended March 31, 2012 and 2011 was comprised of the following:

(Unaudited, in millions)	2012	2011
Foreign exchange gain	$12	$28
Post-emergence costs (1)	(2)	(11)
Income from equity method investments	1	–
Interest income	1	–
Miscellaneous income	1	2
	$13	$19

(1)

Primarily represents ongoing legal and other professional fees for the resolution and settlement of disputed creditor claims, as well as costs for other post-emergence activities associated with the creditor protection proceedings, from which we emerged on December 9, 2010.

Note 5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of March 31, 2012 and December 31, 2011 was comprised of the following:

(Unaudited, in millions)	March 31, 2012	December 31, 2011
Unamortized prior service costs (1)	$–	$(2)
Unamortized actuarial losses (2)	(311)	(309)
Foreign currency translation (3)	3	–
	$(308)	$(311)

(1)	Net of deferred income taxes of zero as of both March 31, 2012 and December 31, 2011.
(2)

Net of deferred income tax benefit of $127 million as of both March 31, 2012 and December 31, 2011. Net of unamortized actuarial losses of $8 million attributable to noncontrolling interests as of both March 31, 2012 and December 31, 2011.

(3)

No tax effect was recorded for foreign currency translation since the investment in foreign net assets translated is deemed indefinitely invested. Net of noncontrolling interests of $2 million of foreign exchange gains as of both March 31, 2012 and December 31, 2011.

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 6. Net Income Per Share

The weighted-average number of common shares outstanding used to calculate basic and diluted net income per share attributable to AbitibiBowater Inc. common shareholders was 97.1 million for both the three months ended March 31, 2012 and 2011.

For the three months ended March 31, 2012 and 2011, no adjustments to net income attributable to AbitibiBowater Inc. common shareholders were necessary to calculate basic and diluted net income per share.

For the three months ended March 31, 2012, the dilutive impact of 0.9 million option shares and 0.4 million equity-classified restricted stock units (“RSUs”) and deferred stock units on the weighted-average number of common shares outstanding used to calculate diluted net income per share was nominal. For the three months ended March 31, 2011, the dilutive impact of 0.6 million option shares and 0.1 million equity-classified RSUs on the weighted-average number of common shares outstanding used to calculate diluted net income per share was nominal.

Note 7. Inventories, Net

Inventories, net as of March 31, 2012 and December 31, 2011 were comprised of the following:

(Unaudited, in millions)	March 31, 2012	December 31, 2011
Raw materials and work in process	$180	$152
Finished goods	161	168
Mill stores and other supplies	160	155
	$501	$475

During the three months ended March 31, 2011, we recorded charges of $1 million for write-downs of inventory as a result of the decision to cease paperboard production at our Coosa Pines paper mill. These charges were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations.

Note 8. Restricted Cash

In connection with the sale of our investment in Manicouagan Power Company (“MPCo”) in December 2009, we provided certain undertakings and indemnities to Alcoa Canada Ltd., our former partner in MPCo, including an indemnity for potential tax liabilities arising from the transaction. As of March 31, 2012 and December 31, 2011, we maintained a reserve of approximately Cdn $77 million ($77 million, based on the exchange rate in effect on March 31, 2012) and Cdn $83 million ($81 million, based on the exchange rate in effect on December 31, 2011), respectively, to secure those obligations. As of March 31, 2012, $4 million and $73 million of this reserve was included as restricted cash in “Other current assets” and “Other assets,” respectively, in our Consolidated Balance Sheet. As of December 31, 2011, this reserve was included as restricted cash in “Other assets” in our Consolidated Balance Sheet.

Note 9. Severance Related Liabilities

The activity in our severance related liabilities for the three months ended March 31, 2012 was as follows:

(Unaudited, in millions)	2012 Initiatives	2011 Initiatives	Total
Balance as of December 31, 2011	$–	$11	$11
Charges (credits)	4	(1)	3
Payments	(1)	(6)	(7)
Balance as of March 31, 2012	$3	$4	$7

During the three months ended March 31, 2012, we recorded employee termination costs primarily as a result of workforce reductions at our Baie-Comeau paper mill and certain other paper mills. The majority of the remaining severance liability is expected to be paid in 2012.

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

Employee termination costs incurred in the three months ended March 31, 2012 were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested,” “Selling, general and administrative expenses” or “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations. The severance accruals were included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.

Note 10. Long-Term Debt

10.25% senior secured notes due 2018

Our 10.25% senior secured notes (the “2018 Notes) have a maturity date of October 15, 2018. Interest is payable on the notes on April 15 and October 15 of each year until maturity. As of March 31, 2012 and December 31, 2011, the carrying value of the 2018 Notes was $620 million and $621 million, respectively, which included an unamortized premium of $34 million and $35 million, respectively. The fair value of the 2018 Notes was $672 million and $649 million as of March 31, 2012 and December 31, 2011, respectively, and was determined by reference to quoted market prices.

ABL Credit Facility

Our senior secured credit facility (the “ABL Credit Facility”), as amended, has a maturity date of October 28, 2016 and provides an asset-based revolving credit facility of up to $600 million at any time, subject to borrowing base availability. As of March 31, 2012, we had no borrowings and $58 million of letters of credit outstanding under the ABL Credit Facility. As of March 31, 2012, we had $491 million of availability under the ABL Credit Facility, which was comprised of $265 million for the U.S. borrowers (AbiBow US Inc. and AbiBow Recycling LLC) and $226 million for the Canadian borrower (AbiBow Canada Inc.).

Note 11. Employee Benefit Plans

Pension and OPEB plans

The components of net periodic benefit cost relating to our pension and OPEB plans for the three months ended March 31, 2012 and 2011 were as follows:

	Pension Plans		OPEB Plans
(Unaudited, in millions)	2012	2011	2012	2011
Service cost	$9	$9	$1	$1
Interest cost	76	83	5	6
Expected return on plan assets	(84)	(87)	–	–
Curtailments	4	–	–	3
	$5	$5	$6	$10

Events impacting net periodic benefit cost for the three months ended March 31, 2012

In March 2012, we announced a workforce reduction at our Baie-Comeau paper mill, which will result in the elimination of approximately 90 positions. As a result, a curtailment loss of $2 million was included in the net periodic benefit cost of our pension plans, which was recorded in “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations for the three months ended March 31, 2012.

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

As a result of the permanent closure in December 2011 of a paper machine at our Kenogami paper mill, approximately 112 positions were eliminated. As a result, a curtailment loss of $2 million was included in the net periodic benefit cost of our pension plans, which was recorded in “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations for the three months ended March 31, 2012.

Event impacting net periodic benefit cost for the three months ended March 31, 2011

In February 2011, as a result of the decision to cease paperboard production at our Coosa Pines paper mill, approximately 137 positions were eliminated. As a result, a curtailment loss of $3 million was included in the net periodic benefit cost of our OPEB plans, which was recorded in “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations for the three months ended March 31, 2011.

Defined contribution plans

The expense for our defined contribution plans totaled $6 million and $4 million for the three months ended March 31, 2012 and 2011, respectively.

Note 12. Income Taxes

The income tax benefit attributable to income before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three months ended March 31, 2012 and 2011 as a result of the following:

(Unaudited, in millions)	2012	2011
Income before income taxes	$23	$16

Income tax (provision) benefit:
Expected income tax provision	(8)	(6)
Changes resulting from:
Valuation allowance	3	(2)
Adjustments for unrecognized tax benefits	4	–
Foreign exchange	7	11
Reorganization-related adjustments	(3)	10
Research and development tax incentives	2	–
State income taxes and foreign tax rate differences	2	1
Other, net	3	–
	$10	$14

During the three months ended March 31, 2012, we recorded benefits of $4 million for previously unrecognized tax benefits, following the conclusion of audits related to prior year research and development tax incentive claims. In the next quarter, we expect to conclude additional tax examinations related to significant prior year research and development tax incentive claims. The amount ultimately determined upon resolution is uncertain and could differ from the amount accrued.

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

On March 31, 2010, the Canadian court in the Companies’ Creditors Arrangement Act (Canada) proceedings dismissed a motion for declaratory judgment brought by the province of Newfoundland and Labrador, awarding costs in our favor, and thus confirmed our position that the five orders the province issued under section 99 of its Environmental Protection Act on November 12, 2009 were subject to the stay of proceedings pursuant to the creditor protection proceedings. The province of Newfoundland and Labrador’s orders could have required us to proceed immediately with the environmental remediation of various sites we formerly owned or operated, some of which the province expropriated in December 2008. The Quebec Court of Appeal denied the province’s request for leave to appeal on May 18, 2010. An appeal of that decision is now pending before the Supreme Court of Canada, which heard the matter on November 16, 2011. If leave to appeal is ultimately granted and the appeal is allowed, we could be required to make additional environmental remediation payments without regard to the creditor protection proceedings, which payments could have a material impact on our results of operations or financial condition.

Information on our commitments and contingencies is presented in Note 20, “Commitments and Contingencies,” included in our consolidated financial statements for the year ended December 31, 2011. There have been no material developments to the commitments and contingencies described in our consolidated financial statements for the year ended December 31, 2011.

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 14. Segment Information

We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our primary product lines: newsprint, coated papers, specialty papers, market pulp and wood products.

None of the income or loss items following “Operating income” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net gain on disposition of assets and other discretionary charges or credits are not allocated to our segments. We allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets. Additionally, all selling, general and administrative expenses, excluding employee termination costs and certain discretionary charges and credits, are allocated to our segments.

Information about certain segment data for the three months ended March 31, 2012 and 2011 was as follows:

(Unaudited, in millions)	Newsprint	Coated Papers	Specialty Papers	Market Pulp (1)	Wood Products	Corporate and Other	Consolidated Total
Sales
First quarter 2012	$416	$128	$272	$127	$111	$–	$1,054
First quarter 2011	429	134	330	176	116	–	1,185

Depreciation, amortization and cost of timber harvested
First quarter 2012	$18	$10	$12	$8	$9	$–	$57
First quarter 2011	20	9	11	7	7	–	54

Operating income (loss) (2)
First quarter 2012	$21	$(1)	$15	$(21)	$(6)	$18	$26
First quarter 2011	19	3	–	23	(3)	(15)	27

(1)	Market pulp sales excluded inter-segment sales of $11 million and $15 million for the three months ended March 31, 2012 and 2011, respectively.

(2)	Corporate and other operating income (loss) for the three months ended March 31, 2012 and 2011 included the following special items:

(Unaudited, in millions)	2012	2011
Net gain on disposition of assets	$23	$1
Closure costs, impairment and other related charges	(5)	(13)
Write-downs of inventory	–	(1)
Employee termination costs	(2)	(4)
Transaction costs in connection with our acquisition of Fibrek Inc. (“Fibrek”)	(4)	–
	$12	$(17)

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 15. Condensed Consolidating Financial Information

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

The following condensed consolidating financial information sets forth the Statements of Operations for the three months ended March 31, 2012 and 2011, the Balance Sheets as of March 31, 2012 and December 31, 2011 and the Statements of Cash Flows for the three months ended March 31, 2012 and 2011 for AbitibiBowater Inc. (the “Parent”), the Guarantor Subsidiaries on a combined basis and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Three Months Ended March 31, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$–	$716	$734	$(396)	$1,054
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	654	578	(396)	836
Depreciation, amortization and cost of timber harvested	–	24	33	–	57
Distribution costs	–	32	89	–	121
Selling, general and administrative expenses	6	15	11	–	32
Closure costs, impairment and other related charges	–	–	5	–	5
Net gain on disposition of assets	–	–	(23)	–	(23)
Operating (loss) income	(6)	(9)	41	–	26
Interest expense	(34)	(1)	(1)	20	(16)
Other income, net	–	23	10	(20)	13
Parent’s equity in income of subsidiaries	49	–	–	(49)	–
Income before income taxes	9	13	50	(49)	23
Income tax benefit (provision)	14	(7)	3	–	10
Net income including noncontrolling interests	23	6	53	(49)	33
Net income attributable to noncontrolling interests	–	–	(10)	–	(10)
Net income attributable to AbitibiBowater Inc.	$23	$6	$43	$(49)	$23

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Three Months Ended March 31, 2011
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$–	$792	$765	$(372)	$1,185
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	685	609	(372)	922
Depreciation, amortization and cost of timber harvested	–	23	31	–	54
Distribution costs	–	39	94	–	133
Selling, general and administrative expenses	2	12	23	–	37
Closure costs, impairment and other related charges	–	13	–	–	13
Net gain on disposition of assets	–	–	(1)	–	(1)
Operating (loss) income	(2)	20	9	–	27
Interest expense	(41)	(2)	(8)	21	(30)
Other income, net	9	13	18	(21)	19
Parent’s equity in income of subsidiaries	54	–	–	(54)	–
Income before income taxes	20	31	19	(54)	16
Income tax benefit (provision)	10	(9)	13	–	14
Net income including noncontrolling interests	30	22	32	(54)	30
Net income attributable to noncontrolling interests	–	–	–	–	–
Net income attributable to AbitibiBowater Inc.	$30	$22	$32	$(54)	$30

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET As of March 31, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$–	$166	$244	$–	$410
Accounts receivable, net	–	321	369	–	690
Accounts receivable from affiliates	–	12	327	(339)	–
Inventories, net	–	173	328	–	501
Assets held for sale	–	–	5	–	5
Deferred income tax assets	–	27	84	–	111
Note and interest receivable from parent	–	966	–	(966)	–
Note receivable from affiliate	–	9	–	(9)	–
Other current assets	–	19	54	–	73
Total current assets	–	1,693	1,411	(1,314)	1,790
Fixed assets, net	–	924	1,560	–	2,484
Amortizable intangible assets, net	–	–	18	–	18
Deferred income tax assets	–	530	1,257	–	1,787
Note receivable from affiliate	–	3	–	(3)	–
Investments in and advances to consolidated subsidiaries	5,620	2,361	–	(7,981)	–
Other assets	–	24	127	106	257
Total assets	$5,620	$5,535	$4,373	$(9,192)	$6,336

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$28	$159	$351	$–	$538
Accounts payable to affiliates	226	–	–	(226)	–
Note and interest payable to a subsidiary	966	–	–	(966)	–
Note payable to affiliate	–	–	9	(9)	–
Total current liabilities	1,220	159	360	(1,201)	538
Long-term debt	620	–	–	–	620
Long-term debt due to affiliate	–	–	3	(3)	–
Pension and other postretirement benefit obligations	–	467	1,067	–	1,534
Deferred income tax liabilities	–	–	73	–	73
Other long-term liabilities	–	34	23	–	57
Total liabilities	1,840	660	1,526	(1,204)	2,822
Total equity	3,780	4,875	2,847	(7,988)	3,514
Total liabilities and equity	$5,620	$5,535	$4,373	$(9,192)	$6,336

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET As of December 31, 2011
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$–	$128	$241	$–	$369
Accounts receivable, net	–	349	401	–	750
Accounts receivable from affiliates	–	70	302	(372)	–
Inventories, net	–	172	303	–	475
Assets held for sale	–	–	7	–	7
Deferred income tax assets	–	27	82	–	109
Note and interest receivable from parent	–	945	–	(945)	–
Note receivable from affiliate	–	11	–	(11)	–
Other current assets	–	16	43	–	59
Total current assets	–	1,718	1,379	(1,328)	1,769
Fixed assets, net	–	938	1,564	–	2,502
Amortizable intangible assets, net	–	–	18	–	18
Deferred income tax assets	–	524	1,225	–	1,749
Note receivable from affiliate	–	3	–	(3)	–
Investments in and advances to consolidated subsidiaries	5,565	2,360	–	(7,925)	–
Other assets	–	27	128	105	260
Total assets	$5,565	$5,570	$4,314	$(9,151)	$6,298

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$15	$166	$363	$–	$544
Accounts payable to affiliates	232	27	–	(259)	–
Note and interest payable to a subsidiary	945	–	–	(945)	–
Note payable to affiliate	–	–	11	(11)	–
Total current liabilities	1,192	193	374	(1,215)	544
Long-term debt	621	–	–	–	621
Long-term debt due to affiliate	–	–	3	(3)	–
Pension and other postretirement benefit obligations	–	475	1,049	–	1,524
Deferred income tax liabilities	–	–	75	–	75
Other long-term liabilities	–	34	23	–	57
Total liabilities	1,813	702	1,524	(1,218)	2,821
Total equity	3,752	4,868	2,790	(7,933)	3,477
Total liabilities and equity	$5,565	$5,570	$4,314	$(9,151)	$6,298

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Three Months Ended March 31, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$–	$48	$9	$ –	$57
Cash flows from investing activities:
Cash invested in fixed assets	–	(10)	(29)	–	(39)
Disposition of assets	–	–	26	–	26
Decrease in restricted cash	–	–	4	–	4
Increase in deposit requirements for letters of credit, net	–	–	(7)	–	(7)
Net cash used in investing activities	–	(10)	(6)	–	(16)
Cash flows from financing activities:
Net cash used in financing activities	–	–	–	–	–
Net increase in cash and cash equivalents	–	38	3	–	41
Cash and cash equivalents:
Beginning of period	–	128	241	–	369
End of period	$–	$166	$244	$ –	$410

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Three Months Ended March 31, 2011
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$–	$49	$9	$–	$58
Cash flows from investing activities:
Cash invested in fixed assets	–	(7)	(8)	–	(15)
Disposition of assets	–	–	5	–	5
Increase in restricted cash	–	–	(2)	–	(2)
Increase in deposit requirements for letters of credit, net	–	–	(6)	–	(6)
Net cash used in investing activities	–	(7)	(11)	–	(18)
Cash flows from financing activities:
Dividends and distribution to noncontrolling interests	–	–	(18)	–	(18)
Acquisition of noncontrolling interest	–	–	(15)	–	(15)
Net cash used in financing activities	–	–	(33)	–	(33)
Net increase (decrease) in cash and cash equivalents	–	42	(35)	–	7
Cash and cash equivalents:
Beginning of period	–	164	155	–	319
End of period	$–	$206	$120	$–	$326

ABITIBIBOWATER INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 16. Subsequent Events

The following significant events occurred subsequent to March 31, 2012:

•

In connection with our offer to purchase all of the issued and outstanding shares of Fibrek (which is more fully described in the bid circular and other ancillary documentation we filed with the SEC, as varied and extended), as of May 4, 2012, we had taken up and accepted for payment approximately 63.3% of the then outstanding Fibrek shares, and as aggregate consideration for the shares, we distributed approximately 2.3 million newly-issued shares of our common stock and Cdn$45 million ($45 million, based on the exchange rates in effect on each of the dates we acquired the shares of Fibrek) in cash. The offer has been extended to 5:00 p.m. (Eastern Standard Time) on May 17, 2012.

•

On April 30, 2012, the province of Quebec informed us that it had granted an additional extension of the effective date to require us to transfer property of our Jim-Gray hydroelectric facility and the associated installation to the province for no consideration following the non-renewal of our water power lease on January 1, 2012. As extended, the transfer would be effective as of June 15, 2012. The province’s actions are not consistent with our understanding of the water power lease in question. We continue to evaluate our legal options. At this time, we believe that the remaining useful life of the assets remains unchanged. The carrying value of the hydroelectric assets and the intangible assets associated with the Jim-Gray installation as of March 31, 2012 was approximately $94 million. If we are unable to renew the water rights at this facility, we will reevaluate the remaining useful life of these assets, which may result in accelerated depreciation and amortization charges at that time. Additional information regarding our Jim-Gray hydroelectric facility is presented in Note 4, “Amortizable Intangible Assets, Net,” and Note 12, “Fixed Assets, Net,” included in our consolidated financial statements for the year ended December 31, 2011.

ABITIBIBOWATER INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) of AbitibiBowater Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “AbitibiBowater,” “we,” “our,” “us” or the “Company”) provides information that we believe is useful in understanding our results of operations, cash flows and financial condition for the three months ended March 31, 2012. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited interim consolidated financial statements and related notes appearing in Item 1 of this Quarterly Report on Form 10-Q (“Unaudited Interim Consolidated Financial Statements”). On November 7, 2011, AbitibiBowater Inc. began doing business as Resolute Forest Products. We are seeking shareholder approval at the 2012 annual meeting of shareholders to amend our certificate of incorporation to change our legal name to Resolute Forest Products Inc.

Cautionary Statements Regarding Forward-Looking Information and Use of Third-Party Data

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) that are not reported financial results or other historical information of AbitibiBowater are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts to continue to reduce costs and increase revenues and profitability, including our cost reduction initiatives regarding selling, general and administrative (“SG&A”) expenses; business outlook; assessment of market conditions; liquidity outlook, prospects, growth, strategies and the industry in which we operate; ongoing Fibrek Transaction (as defined below) and strategies for achieving our goals generally, including the strategies described under “Business Strategy and Outlook” below. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or AbitibiBowater’s shareholders.

The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this Form 10-Q include risks associated with the consummation of the Fibrek Transaction, including that the businesses of Resolute and Fibrek may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, the possible delay in the completion of the steps required to be taken for the eventual combination of the two companies and disruption from the proposed transaction making it more difficult to maintain relationships with customers, employees and suppliers and the risks enumerated under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “2011 Annual Report”).

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

ABITIBIBOWATER INC.

Business Strategy and Outlook

We are guided by our vision and values, focusing on safety, profitability, accountability, sustainability and teamwork. As a result of aggressive cost reductions and mill rationalizations, today we compete as a leading, lower-cost North American producer, counting on efficient operations, strong economies of scale and access to competitive sources of energy and fiber. Our corporate strategy includes, on the one hand, a gradual retreat from certain paper grades, and on the other, using our strong financial position to act on opportunities to diversify and grow. That strategy focuses on three core themes: operational excellence, disciplined use of capital and strategic initiatives.

Operational excellence

We aim to improve our performance and margins by: (i) leveraging our lower-cost position, (ii) capitalizing on our economical access to international markets to compensate for the secular decline in North American newsprint demand, (iii) maintaining a stringent focus on reducing costs and optimizing our diversified asset base, (iv) maximizing the benefits of our access to virgin fiber and managing our exposure to volatile recycled fiber and (v) pursuing our strategy of not building inventory.

Corporate initiatives

We make capital management a priority. Building on our focus to reduce manufacturing costs, we will continue our efforts to decrease overhead and spend our capital in a disciplined, strategic and focused manner, concentrated on our most successful sites.

Reducing debt and associated interest charges is one of our primary financial goals. We believe this improves our financial flexibility and supports the implementation of our strategic objectives.

Strategic initiatives

We believe there will be continued consolidation in the paper and forest products industry as we and our competitors continue to explore ways to increase efficiencies and grow into more favorable markets. We believe in taking an opportunistic approach to strategic opportunities, pursuing only those opportunities that reduce our cost position, improve our product diversification or allow us to expand into future growth markets.

Specifically, on December 15, 2011, we announced an offer to purchase all of the issued and outstanding shares of Fibrek Inc. (“Fibrek”), a producer and marketer of virgin and recycled kraft pulp, operating three mills with a combined annual production capacity of approximately 760,000 metric tons. The aggregate consideration for the transaction (the “Fibrek Transaction”) consists of cash and shares of our common stock, up to approximately Cdn$72 million ($72 million, based on the exchange rate in effect on March 31, 2012) and 3.7 million shares, if consummated fully. The offer, which is more fully described in the bid circular and other ancillary documentation we filed with the SEC, as varied and extended, has been extended to 5:00 p.m. (Eastern Standard Time) on May 17, 2012. At this time, there can be no assurance that the offer will be fully consummated on the proposed terms. As of May 4, 2012, we had taken up and accepted for payment approximately 63.3% of the then outstanding Fibrek shares, and, as aggregate consideration for the shares, we distributed approximately 2.3 million newly-issued shares of our common stock and Cdn$45 million ($45 million) in cash.

Business and Financial Review

Overview

Through our subsidiaries, we manufacture newsprint, coated and specialty papers, market pulp and wood products. We operate pulp and paper manufacturing facilities in Canada, the United States and South Korea, as well as wood products manufacturing facilities in Canada and hydroelectric facilities in Quebec, Canada.

As discussed further below, newsprint, coated papers and specialty papers, particularly supercalendered high gloss papers and lightweight and directory grades, experienced a decrease in North American demand in the first quarter of 2012 compared to the first quarter of 2011. Global shipments of market pulp increased during the first quarter of 2012 compared to the same period of 2011, particularly in China. Our wood products segment continues to be impacted by low demand due to a weak U.S. housing market.

ABITIBIBOWATER INC.

Consolidated Results of Operations

	Three Months Ended March 31,
(Unaudited, in millions, except per share amounts)	2012	2011	Change
Average Canadian dollar to U.S. dollar exchange rate	$0.999	$1.015	$(0.016)

Sales	$1,054	$1,185	$(131)
Operating income	26	27	(1)
Net income attributable to AbitibiBowater Inc.	23	30	(7)
Net income per share attributable to AbitibiBowater Inc. – basic	0.23	0.31	(0.08)
Net income per share attributable to AbitibiBowater Inc. – diluted	0.23	0.31	(0.08)

Significant items that (unfavorably) favorably impacted operating income:
Product pricing and foreign exchange			$(2)
Shipments			(129)

Change in sales	(131)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested	86

Change in depreciation, amortization and cost of timber harvested	(3)

Change in distribution costs	12

Change in selling, general and administrative expenses	5

Change in closure costs, impairment and other related charges	8

Change in net gain on disposition of assets	22
$ (1)

Sales

Sales decreased $131 million, or 11.1%, from $1,185 million in the first quarter of 2011 to $1,054 million in the first quarter of 2012. The decrease was primarily due to lower shipments in all of our product lines and an unfavorable currency exchange on our Canadian dollar denominated sales. Lower transaction prices for market pulp and wood products were offset by higher transaction prices for newsprint and specialty papers. The impact of each of these items is discussed further below under “Segment Results of Operations.”

Operating income

Operating income decreased $1 million to $26 million in the first quarter of 2012 compared to $27 million in the first quarter of 2011. The above table presents the items that impacted operating income. A brief explanation of the major items follows.

Cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $86 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to lower volumes ($82 million), a favorable currency exchange ($8 million, primarily due to the Canadian dollar) and lower costs for wood and fiber ($3 million), fuel ($5 million) and labor and benefits ($4 million) and other favorable cost variances. These lower costs were partially offset by higher costs for energy ($3 million), chemicals ($4 million) and annual maintenance outages at two mills ($10 million).

Distribution costs decreased $12 million in the first quarter of 2012 compared to the first quarter of 2011 due to lower shipment volumes, partially offset by higher distribution costs per ton.

Selling, general and administrative costs decreased $5 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to a $9 million refund recorded in the first quarter of 2012 of certain group benefit premiums paid in prior years and $4 million of corporate employee termination costs recorded in the first quarter of 2011, partially offset by $4 million of transaction costs in connection with our acquisition of Fibrek and an accrual of $3 million for the short-term and long-term incentive plans recorded in the first quarter of 2012.

ABITIBIBOWATER INC.

We recorded $5 million of closure costs, impairment and other related charges in the first quarter of 2012 compared to $13 million in the first quarter of 2011. We recorded a net gain on disposition of assets of $23 million in the first quarter of 2012 compared to $1 million in the first quarter of 2011. For additional information, see “Segment Results of Operations – Corporate and Other” below.

Non-operating items

Interest expense

Interest expense decreased $14 million from $30 million in the first quarter of 2011 to $16 million in the first quarter of 2012, primarily as a result of the redemption of $264 million of the 2018 Notes (as defined under “Liquidity and Capital Resources”) in the second and fourth quarters of 2011.

Other income, net

Other income, net in the first quarter of 2012 and 2011 was $13 million and $19 million, respectively, primarily comprised of foreign currency exchange gains of $12 million and $28 million, respectively, partially offset by costs for the resolution and settlement of disputed creditor claims and other post-emergence activities associated with the creditor protection proceedings of $2 million and $11 million, respectively.

Income tax benefit

In the first quarter of 2012, an income tax benefit of $10 million was recorded on income before income taxes of $23 million, resulting in an effective tax rate of (43)%. Our effective tax rate in the first quarter of 2012 was impacted by favorable adjustments related to research and development tax incentives, following annual filings and the conclusion of certain audits, as well as foreign exchange related items, offset by an unfavorable reorganization-related adjustment. In the first quarter of 2011, an income tax benefit of $14 million was recorded on income before income taxes of $16 million, resulting in an effective tax rate of (88)%. Our effective tax rate in the first quarter of 2011 was impacted by a $10 million favorable reorganization-related adjustment, as well as foreign exchange related items. For additional information, see Note 12, “Income Taxes,” to our Unaudited Interim Consolidated Financial Statements.

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

Net income attributable to AbitibiBowater Inc. in the first quarter of 2012 was $23 million, or $0.23 per diluted common share, a decrease of $7 million, or $0.08 per diluted common share, compared to $30 million, or $0.31 per diluted common share, in the same period of 2011. The decrease was due to the decreases in operating income, other income, net and the income tax benefit, partially offset by the decrease in interest expense, all of which are discussed above.

Segment Results of Operations

We manage our business based on the products that we manufacture. Accordingly, our reportable segments correspond to our primary product lines: newsprint, coated papers, specialty papers, market pulp and wood products. None of the income or loss items following “Operating income” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net gain on dispositions of assets and other discretionary charges or credits are not allocated to our segments. Additionally, all SG&A expenses, excluding employee termination costs and certain discretionary charges and credits, are allocated to our segments. Depreciation expense is also allocated to our segments. For additional information regarding our segments, see Note 14, “Segment Information,” to our Unaudited Interim Consolidated Financial Statements.

ABITIBIBOWATER INC.

Newsprint

	Three Months Ended March 31,
	2012	2011	Change
Average price (per metric ton)	$658	$654	$4
Average cost (per metric ton)	$625	$625	$–
Shipments (thousands of metric tons)	633	656	(23)
Downtime (thousands of metric tons)	85	22	63
Inventory at end of period (thousands of metric tons)	73	104	(31)

(Unaudited, in millions)
Segment sales	$416	$429	$(13)
Segment operating income	21	19	2

Significant items that favorably (unfavorably) impacted segment operating income:
Product pricing and foreign exchange			$3
Shipments			(16)
Change in sales			(13)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			16

Change in depreciation, amortization and cost of timber harvested			2

Change in selling, general and administrative expenses			(3)
			$2

Segment sales decreased $13 million, or 3.0%, from $429 million in the first quarter of 2011 to $416 million in the first quarter of 2012 due to lower shipment volumes and an unfavorable currency exchange on our Canadian dollar denominated sales, partially offset by higher transaction prices. Shipments in the first quarter of 2012 decreased 23,000 metric tons, or 3.5%, compared to the first quarter of 2011.

In the first quarter of 2012, downtime at our facilities was primarily market related.

Segment operating income increased $2 million to $21 million in the first quarter of 2012 compared to $19 million in the first quarter of 2011. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $16 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to lower volumes ($7 million), a favorable currency exchange ($3 million, primarily due to the Canadian dollar) and lower costs for wood and fiber ($5 million, primarily old newspaper prices), labor and benefits ($4 million) and maintenance ($3 million), partially offset by higher costs for energy ($5 million) and other unfavorable cost variances.

Newsprint Third-Party Data: North American newsprint demand declined 2.6% and global newsprint demand declined 2.1% in the first quarter of 2012 compared to the same period of 2011. In the first quarter of 2012, North American net exports of newsprint were 19.5% lower than the same period of 2011. Inventories for North American mills as of March 31, 2012 were 188,000 metric tons, which was 27.1% lower than as of March 31, 2011. The North American operating rate for newsprint was 92% in the first quarter of 2012 compared to 89% in the same period of 2011.

ABITIBIBOWATER INC.

Coated Papers

	Three Months Ended March 31,
	2012	2011	Change
Average price (per short ton)	$790	$794	$(4)
Average cost (per short ton)	$796	$775	$21
Shipments (thousands of short tons)	162	169	(7)
Downtime (thousands of short tons)	12	2	10
Inventory at end of period (thousands of short tons)	22	21	1

(Unaudited, in millions)
Segment sales	$128	$134	$(6)
Segment operating (loss) income	(1)	3	(4)

Significant items that (unfavorably) favorably impacted segment operating (loss) income:
Product pricing			$(1)
Shipments			(5)
Change in sales			(6)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			4

Change in depreciation, amortization and cost of timber harvested			(1)

Change in selling, general and administrative expenses			(1)
			$(4)

Segment sales decreased $6 million, or 4.5%, from $134 million in the first quarter of 2011 to $128 million in the first quarter of 2012 due to lower transaction prices and shipment volumes.

In the first quarter of 2012, downtime at our facility was primarily maintenance related, which included a cold mill outage, as well as the installation of an after coater dryer on one of our paper machines.

Segment operating (loss) income decreased $4 million to an operating loss of $1 million in the first quarter of 2012 compared to operating income of $3 million in the first quarter of 2011. The above table presents the items that impacted segment operating (loss) income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $4 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to lower volumes ($3 million) and lower costs for fuel ($2 million) and other favorable cost variances, offset by higher costs for chemicals ($3 million) and the cold mill outage ($2 million).

Coated Papers Third-Party Data: North American demand for coated mechanical papers decreased 8.3% in the first quarter of 2012 compared to the same period of 2011. The North American operating rate for coated mechanical papers was 90% in the first quarter of 2012 compared to 87% in the same period of 2011. North American coated mechanical mill inventories were at 20 days of supply as of both March 31, 2012 and 2011.

ABITIBIBOWATER INC.

Specialty Papers

	Three Months Ended March 31,
	2012	2011	Change
Average price (per short ton)	$749	$698	$51
Average cost (per short ton)	$706	$698	$8
Shipments (thousands of short tons)	363	473	(110)
Downtime (thousands of short tons)	40	32	8
Inventory at end of period (thousands of short tons)	80	87	(7)

(Unaudited, in millions)
Segment sales	$272	$330	$(58)
Segment operating income	15	–	15

Significant items that favorably (unfavorably) impacted segment operating income:
Product pricing and foreign exchange			$18
Shipments			(76)
Change in sales			(58)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			67

Change in depreciation, amortization and cost of timber harvested			(1)

Change in distribution costs			7

			$15

Segment sales decreased $58 million, or 17.6%, from $330 million in the first quarter of 2011 to $272 million in the first quarter of 2012 due to significantly lower shipment volumes, partially offset by higher transaction prices. Lower shipment volumes primarily resulted from the decision to cease paperboard production at our Coosa Pines, Alabama paper mill in the first quarter of 2011 and the permanent closure in December 2011 of a paper machine at our Kenogami, Quebec paper mill.

Segment operating income increased to $15 million in the first quarter of 2012 compared to zero in the first quarter of 2011. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $67 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to lower volumes ($57 million), a favorable Canadian dollar currency exchange ($2 million) and lower costs for energy ($3 million), fuel ($3 million) and other favorable cost variances, partially offset by higher costs for maintenance ($4 million).

Distribution costs decreased $7 million in the first quarter of 2012 compared to the first quarter of 2011 due to lower shipment volumes, partially offset by higher distribution costs per ton.

Specialty Papers Third-Party Data: In the first quarter of 2012 compared to the same period of 2011, North American demand for supercalendered high gloss papers was down 27.4%, for lightweight or directory grades was down 17.0%, for standard uncoated mechanical papers was down 9.9% and in total for all specialty papers was down 18.9%. The North American operating rate for all specialty papers was 90% in the first quarter of 2012 compared to 86% in the same period of 2011. North American uncoated mechanical mill inventories were at 18 days of supply as of March 31, 2012 compared to 20 days of supply as of March 31, 2011.

ABITIBIBOWATER INC.

Market Pulp

	Three Months Ended March 31,
	2012	2011	Change
Average price (per metric ton)	$636	$735	$(99)
Average cost (per metric ton)	$743	$639	$104
Shipments (thousands of metric tons)	199	239	(40)
Downtime (thousands of metric tons)	77	8	69
Inventory at end of period (thousands of metric tons)	54	48	6

(Unaudited, in millions)
Segment sales	$127	$176	$(49)
Segment operating (loss) income	(21)	23	(44)

Significant items that (unfavorably) favorably impacted segment operating (loss) income:
Product pricing and foreign exchange			$(20)
Shipments			(29)
	Chan	Chan	Chan
Change in sales			(49)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			4

Change in depreciation, amortization and cost of timber harvested			(1)

Change in distribution costs			2
			$(44)

Segment sales decreased $49 million, or 27.8%, from $176 million in the first quarter of 2011 to $127 million in the first quarter of 2012 due to lower transaction prices and shipment volumes.

In the first quarter of 2012, downtime at our facilities was primarily market related.

Segment operating (loss) income decreased $44 million to an operating loss of $21 million in the first quarter of 2012 compared to operating income of $23 million in the first quarter of 2011. The above table presents the items that impacted segment operating (loss) income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $4 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to lower volumes ($12 million) and other favorable cost variances, partially offset by higher costs for labor and benefits ($2 million) and an annual maintenance outage advanced from a later quarter ($7 million).

Market Pulp Third-Party Data: World shipments for market pulp increased 2.1% in the first quarter of 2012 compared to the same period of 2011. Shipments were down 8.5% in Western Europe (the world’s largest pulp market), down 5.5% in North America, up 23.3% in China, up 5.0% in Latin America and up 7.3% in Africa and Asia (excluding China and Japan). World market pulp producers shipped at 95% of capacity in the first quarter of 2012 compared to 93% in the same period of 2011. World market pulp producer inventories of softwood and hardwood grades were at 29 days and 34 days, respectively, of supply as of March 31, 2012 compared to 24 days and 40 days, respectively, of supply as of March 31, 2011. World market pulp producer inventories of all grades were at 31 days of supply as of March 31, 2012 compared to 32 days of supply as of March 31, 2011.

ABITIBIBOWATER INC.

Wood Products

	Three Months Ended March 31,
	2012	2011	Change
Average price (per thousand board feet)	$304	$310	$(6)
Average cost (per thousand board feet)	$320	$319	$1
Shipments (millions of board feet)	367	375	(8)
Downtime (millions of board feet)	165	93	72
Inventory at end of period (millions of board feet)	131	159	(28)

(Unaudited, in millions)
Segment sales	$111	$116	$(5)
Segment operating loss	(6)	(3)	(3)

Significant items that (unfavorably) favorably impacted segment operating loss:
Product pricing and foreign exchange			$(2)
Shipments			(3)
Change in sales			(5)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			2

Change in depreciation, amortization and cost of timber harvested			(2)

Change in distribution costs			3

Change in selling, general and administrative expenses			(1)
			$(3)

Segment sales decreased $5 million, or 4.3%, from $116 million in the first quarter of 2011 to $111 million in the first quarter of 2012 due to lower transaction prices and shipment volumes and an unfavorable currency exchange on our Canadian dollar denominated sales.

In the first quarter of 2012, downtime at our facilities was primarily market related.

Segment operating loss deteriorated by $3 million to $6 million in the first quarter of 2012 compared to $3 million in the first quarter of 2011. The above table presents the items that impacted segment operating loss. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $2 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to lower volumes ($1 million), a favorable Canadian dollar currency exchange ($1 million) and other favorable cost variances, partially offset by higher costs for wood and fiber ($3 million).

Segment distribution costs decreased $3 million in the first quarter of 2012 compared to the first quarter of 2011 due to lower shipment volumes and lower distribution costs per ton.

Wood Products Third-Party Data: Privately-owned housing starts in the U.S. increased 10.3% to a seasonally-adjusted annual rate of 654,000 units in March 2012 compared to 593,000 units in March 2011.

ABITIBIBOWATER INC.

Corporate and Other

The following table is included in order to facilitate the reconciliation of our segment operating income (loss) to our total operating income in our Consolidated Statements of Operations.

	Three Months Ended March 31,
(Unaudited, in millions)	2012	2011	Change

Cost of sales, excluding depreciation, amortization and cost of timber harvested	$(6)	$1	$(7)

Selling, general and administrative expenses	6	(4)	10

Closure costs, impairment and other related charges	(5)	(13)	8

Net gain on disposition of assets	23	1	22

Operating income (loss)	$18	$(15)	$33

Cost of sales, excluding depreciation, amortization and cost of timber harvested

Cost of sales, excluding depreciation, amortization and cost of timber harvested, in corporate and other included ongoing costs related to closed mills and other miscellaneous adjustments.

Selling, general and administrative expenses

In the first quarter of 2012, we recorded a $9 million refund of certain group benefit premiums paid in prior years, partially offset by $4 million of transaction costs in connection with our acquisition of Fibrek. In the first quarter of 2011, we recorded $4 million of corporate employee termination costs.

Closure costs, impairment and other related charges

In the first quarter of 2012, we recorded $5 million of closure costs, impairment and other related charges for severance costs and a pension curtailment loss as a result of a workforce reduction at our Baie-Comeau, Quebec paper mill, as well as an adjustment for severance and pension curtailment related to the permanent closure in December 2011 of a paper machine at our Kenogami paper mill. In the first quarter of 2011, we recorded $13 million of accelerated depreciation, long-lived asset impairment charges, severance costs and an other postretirement benefit plan curtailment loss as a result of the decision to cease paperboard production at our Coosa Pines paper mill.

For additional information, see Note 2, “Closure Costs, Impairment and Other Related Charges,” to our Unaudited Interim Consolidated Financial Statements.

Net gain on disposition of assets

During the first quarter of 2012, we recorded a net gain on disposition of assets of $23 million related to the sale of a portion of our Mersey timberlands in Nova Scotia and various other assets. During the first quarter of 2011, we recorded a net gain on disposition of assets of $1 million related to the sale of various assets.

For additional information, see Note 3, “Assets Held for Sale and Net Gain on Disposition of Assets,” to our Unaudited Interim Consolidated Financial Statements.

ABITIBIBOWATER INC.

Liquidity and Capital Resources

Overview

In addition to cash and cash equivalents and net cash provided by operations, our principal external source of liquidity is the ABL Credit Facility, which is defined and discussed below. As of March 31, 2012, we had cash and cash equivalents of $410 million and had $491 million of availability under the ABL Credit Facility. We believe that these sources provide us with adequate liquidity. In 2012, we anticipate that we may use cash on hand to redeem additional 2018 Notes pursuant to existing redemption features in the notes indenture. Subsequent to March 31, 2012, we used $45 million of cash on hand to pay the cash portion of the consideration in the Fibrek Transaction for the shares we acquired as of May 4, 2012. We will use cash on hand to pay the balance of the cash consideration, up to an aggregate of Cdn$72 million ($72 million, based on the exchange rate in effect on March 31, 2012), if consummated fully, and to repay Fibrek’s existing outstanding indebtedness. As of December 31, 2011, Fibrek had outstanding indebtedness of approximately Cdn$112 million ($112 million, based on the exchange rate in effect on March 31, 2012).

10.25% senior secured notes due 2018

Our 10.25% senior secured notes (the “2018 Notes”) have a maturity date of October 15, 2018. Interest is payable on the notes on April 15 and October 15 of each year until maturity. As of March 31, 2012 and December 31, 2011, the carrying value of the 2018 Notes was $620 million and $621 million, respectively, which included an unamortized premium of $34 million and $35 million, respectively.

ABL Credit Facility

Our senior secured credit facility (the “ABL Credit Facility”), as amended, has a maturity date of October 28, 2016 and provides an asset-based revolving credit facility of up to $600 million at any time, subject to borrowing base availability. As of March 31, 2012, we had no borrowings and $58 million of letters of credit outstanding under the ABL Credit Facility. As of March 31, 2012, we had $491 million of availability under the ABL Credit Facility, which was comprised of $265 million for the U.S. borrowers (AbiBow US Inc. and AbiBow Recycling LLC) and $226 million for the Canadian borrower (AbiBow Canada Inc.).

ABITIBIBOWATER INC.

Flow of funds

Summary of cash flows

A summary of cash flows for the three months ended March 31, 2012 and 2011 was as follows:

(Unaudited, in millions)	2012	2011
Net cash provided by operating activities	$57	$58
Net cash used in investing activities	(16)	(18)
Net cash used in financing activities	–	(33)
Net increase in cash and cash equivalents	$41	$7

Cash provided by operating activities

Cash provided by operating activities in the first quarter of 2012 was comparable to the same period of 2011.

Cash used in investing activities

The $2 million decrease in cash used in investing activities in the first quarter of 2012 compared to the same period of 2011 was primarily due to higher proceeds from the disposition of assets and a decrease in restricted cash in the first quarter of 2012 compared to the first quarter of 2011, partially offset by an increase in cash invested in fixed assets in the first quarter of 2012 compared to the first quarter of 2011.

Capital expenditures for both periods include compliance, maintenance and value-added projects on efficient and lower-cost production facilities.

Cash used in financing activities

The $33 million decrease in cash used in financing activities in the first quarter of 2012 compared to the same period of 2011 was primarily due to the acquisition of the noncontrolling interest in Augusta Newsprint Company and dividends and distribution to noncontrolling interests in the first quarter of 2011.

Recent Accounting Guidance

There is no new accounting guidance issued which we have not yet adopted that is expected to materially impact our results of operations or financial condition.

ABITIBIBOWATER INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 Annual Report. There have been no material changes in our exposure to market risk as previously disclosed in our 2011 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in

Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of March 31, 2012. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.

(b) Changes in Internal Control over Financial Reporting:

In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on our legal proceedings is presented under Part I, Item 3, “Legal Proceedings,” in our 2011 Annual Report. There have been no material changes to the legal proceedings described in our 2011 Annual Report.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” in our 2011 Annual Report, which could materially affect our business, financial condition or future results. The risks described in this report and in our 2011 Annual Report are not the only risks we are facing. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results. There have been no material changes to the risk factors previously disclosed in our 2011 Annual Report.

ABITIBIBOWATER INC.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1 *	Second Supplemental Indenture, dated as of March 9, 2012, among AbitibiBowater Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

†10.1 *	2012 AbitibiBowater Inc. Short-Term Incentive Plan.

†10.2 *	Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated March 19, 2012.

†10.3 *	Resolute Forest Products DC Make-up Program, effective January 1, 2012.

10.4 *	Waiver and Amendment No. 3, dated as of March 21, 2012, under and to the ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., the subsidiaries of AbitibiBowater party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent.

31.1 *	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.

**	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

†	This is a management contract or compensatory plan or arrangement.

ABITIBIBOWATER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ABITIBIBOWATER INC.

By	/s/ Jo-Ann Longworth
Jo-Ann Longworth
Senior Vice President and Chief Financial Officer

By	/s/ Silvana Travaglini
Silvana Travaglini
Vice President and Chief Accounting Officer

Dated: May 10, 2012

ABITIBIBOWATER INC.

EXHIBIT INDEX

Exhibit No.	Description

4.1 *	Second Supplemental Indenture, dated as of March 9, 2012, among AbitibiBowater Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

†10.1 *	2012 AbitibiBowater Inc. Short-Term Incentive Plan.

†10.2 *	Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated March 19, 2012.

†10.3 *	Resolute Forest Products DC Make-up Program, effective January 1, 2012.

10.4 *	Waiver and Amendment No. 3, dated as of March 21, 2012, under and to the ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., the subsidiaries of AbitibiBowater party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent.

31.1 *	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.

**	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

†	This is a management contract or compensatory plan or arrangement.