Form 10-Q
period 2012-06-30
Resolute Forest Products Inc.
filed 2012-08-09
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER: 001-33776

RESOLUTE FOREST PRODUCTS INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0526415
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

111 Duke Street, Suite 5000; Montreal, Quebec; Canada H3C 2M1

(Address of principal executive offices) (Zip Code)

(514) 875-2515

(Registrant’s telephone number, including area code)

AbitibiBowater Inc.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑   No ☐

As of August 7, 2012, there were 99,309,942 shares of Resolute Forest Products Inc. common stock outstanding.

RESOLUTE FOREST PRODUCTS INC.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$1,168	$1,200	$2,222	$2,385
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	885	911	1,721	1,833
Depreciation, amortization and cost of timber harvested	58	55	115	109
Distribution costs	133	141	254	274
Selling, general and administrative expenses	41	40	73	77
Closure costs, impairment and other related charges	88	4	93	17
Net gain on disposition of assets	(1)	(3)	(24)	(4)
Operating (loss) income	(36)	52	(10)	79
Interest expense	(18)	(28)	(34)	(58)
Other (expense) income, net	(10)	(2)	3	17
(Loss) income before income taxes	(64)	22	(41)	38
Income tax (provision) benefit	(1)	39	9	53
Net (loss) income including noncontrolling interests	(65)	61	(32)	91
Net loss attributable to noncontrolling interests	45	–	35	–
Net (loss) income attributable to Resolute Forest Products Inc.	$(20)	$61	$3	$91

Net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.20)	$0.63	$0.03	$0.94
Diluted	(0.20)	0.63	0.03	0.94
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	98.9	97.1	98.0	97.1
Diluted	98.9	97.1	98.0	97.1

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income including noncontrolling interests	$(65)	$61	$(32)	$91
Other comprehensive income (loss):
Change in unamortized prior service costs and credits, net of tax of $0 for both the three and six months ended June 30, 2012	9	–	11	–
Change in unamortized actuarial gains and losses, net of tax of $0 for both the three and six months ended June 30, 2012	(19)	–	(21)	–
Foreign currency translation	(5)	(3)	(2)	19
Other comprehensive (loss) income, net of tax	(15)	(3)	(12)	19
Comprehensive (loss) income including noncontrolling interests	(80)	58	(44)	110
Less: Comprehensive loss (income) attributable to noncontrolling interests:
Net loss	45	–	35	–
Change in unamortized actuarial gains and losses, net of tax of $0 for both the three and six months ended June 30, 2012	5	–	5	–
Foreign currency translation	3	–	3	(5)
Comprehensive loss (income) attributable to noncontrolling interests	53	–	43	(5)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(27)	$58	$(1)	$105

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except per share amount)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$510	$369
Accounts receivable, net:
Trade	572	582
Other	109	168
Inventories, net	512	475
Assets held for sale	80	7
Deferred income tax assets	110	109
Other current assets	66	59
Total current assets	1,959	1,769
Fixed assets, net	2,500	2,502
Amortizable intangible assets, net	70	18
Deferred income tax assets	1,755	1,749
Other assets	189	260
Total assets	$6,473	$6,298

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$549	$544
Short-term bank debt	21	–
Current portion of long-term debt	77	–
Liabilities associated with assets held for sale	63	–
Total current liabilities	710	544
Long-term debt, net of current portion	624	621
Pension and other postretirement benefit obligations	1,520	1,524
Deferred income tax liabilities	73	75
Other long-term liabilities	56	57
Total liabilities	2,983	2,821
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 116.9 shares issued and 98.8 shares outstanding as of June 30, 2012; 114.1 shares issued and 97.1 shares outstanding as of December 31, 2011	–	–
Additional paid-in capital	3,726	3,687
Retained earnings	44	41
Accumulated other comprehensive loss	(315)	(311)
Treasury stock at cost, 18.1 shares and 17.0 shares as of June 30, 2012 and December 31, 2011, respectively	(12)	–
Total Resolute Forest Products Inc. shareholders’ equity	3,443	3,417
Noncontrolling interests	47	60
Total equity	3,490	3,477
Total liabilities and equity	$6,473	$6,298

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, in millions)

	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2011	$–	$3,687	$41	$(311)	$–	$60	$3,477
Share-based compensation costs for equity-classified awards	–	3	–	–	–	–	3
Net income (loss)	–	–	3	–	–	(35)	(32)
Acquisition of Fibrek Inc. (2.8 shares) (Note 2)	–	36	–	–	–	31	67
Purchases of treasury stock (1.1 shares) (Note 15)	–	–	–	–	(12)	–	(12)
Dividend paid to noncontrolling interest	–	–	–	–	–	(1)	(1)
Other comprehensive loss, net of tax	–	–	–	(4)	–	(8)	(12)
Balance as of June 30, 2012	$–	$3,726	$44	$(315)	$(12)	$47	$3,490

As of December 31, 2010, the balance of noncontrolling interests was $278 million. During the six months ended June 30, 2011, amounts attributable to noncontrolling interests consisted of dividends and distribution paid of $19 million, acquisition of a noncontrolling interest of $105 million, disposition of a noncontrolling interest of $99 million and other comprehensive income of $5 million, net of tax, which resulted in a balance of noncontrolling interests of $60 million as of June 30, 2011.

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income including noncontrolling interests	$(32)	$91
Adjustments to reconcile net (loss) income including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	3	1
Depreciation, amortization and cost of timber harvested	115	109
Closure costs, impairment and other related charges	93	16
Write-downs of inventory	7	1
Deferred income taxes	(3)	(53)
Net pension contributions	(35)	(62)
Net gain on disposition of assets	(24)	(4)
Gain on translation of foreign currency denominated deferred income taxes	(6)	(47)
Loss on translation of foreign currency denominated pension and other postretirement benefit obligations	5	33
Premium related to debt redemptions	–	(11)
Dividends received from equity method investees in excess of income	–	3
Changes in working capital:
Accounts receivable	75	(53)
Inventories	8	(8)
Other current assets	2	18
Accounts payable and accrued liabilities	(36)	(20)
Other, net	1	1
Net cash provided by operating activities	173	15
Cash flows from investing activities:
Cash invested in fixed assets	(58)	(32)
Disposition of investment in ACH Limited Partnership	–	296
Disposition of other assets	26	8
Acquisition of Fibrek Inc., net of cash acquired (Note 2)	(24)	–
Proceeds from insurance settlement	–	4
Decrease (increase) in restricted cash	76	(3)
Increase in deposit requirements for letters of credit, net	(7)	(7)
Net cash provided by investing activities	13	266
Cash flows from financing activities:
Purchases of treasury stock	(12)	–
Dividends and distribution to noncontrolling interests	(1)	(19)
Acquisition of noncontrolling interest	(17)	(15)
Payments of long-term debt	(15)	(269)
Net cash used in financing activities	(45)	(303)
Net increase (decrease) in cash and cash equivalents	141	(22)
Cash and cash equivalents:
Beginning of period	369	319
End of period	$510	$297

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Nature of operations

Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry, with a diverse range of products, including newsprint, coated and specialty papers, market pulp and wood products. We own or operate pulp and paper mills and wood products facilities in the United States, Canada and South Korea.

On November 7, 2011, we began doing business as Resolute Forest Products. At the annual meeting of shareholders on May 23, 2012, the shareholders approved an amendment to our certificate of incorporation to change our corporate name from AbitibiBowater Inc. to Resolute Forest Products Inc., effective May 24, 2012. The ticker symbol for our common stock was changed from “ABH” to “RFP” on the New York Stock Exchange on May 24, 2012 and on the Toronto Stock Exchange on May 28, 2012.

Financial statements

Our interim consolidated financial statements are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited interim consolidated financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012. Certain prior period amounts in our Consolidated Balance Sheets, Consolidated Statements of Cash Flows and footnotes have been reclassified to conform to the 2012 presentation. The reclassifications had no effect on total assets, cash and cash equivalents or net cash provided by operating activities.

Note 2. Acquisition of Fibrek Inc.

Overview

On December 15, 2011, we announced an offer to purchase all of the issued and outstanding shares of Fibrek Inc. (“Fibrek”), a producer and marketer of virgin and recycled kraft pulp, operating three mills. On May 2, 2012, we acquired a controlling interest in Fibrek and began consolidating the results of operations, financial position and cash flows of Fibrek in our consolidated financial statements.

The acquisition of Fibrek will allow us to grow our overall market pulp segment, and our virgin kraft pulp capacity in particular, providing a better overall balance to our product offering. We believe that the integration of Fibrek’s Saint-Felicien, Quebec mill will result in certain operational synergies as it will operate as an integrated facility, with chips supplied from our regional sawmills.

Our acquisition of Fibrek has been achieved in stages. In connection with the offer, between April 11, 2012 and April 25, 2012, we had acquired approximately 48.8% of the then outstanding Fibrek shares. On May 2, 2012, we acquired additional shares of Fibrek, after which we owned a controlling interest in Fibrek (approximately 50.1% of the then outstanding Fibrek shares) and Fibrek became a consolidated subsidiary. We subsequently acquired additional shares of Fibrek and, as of May 17, 2012, the offer expiry date, we owned approximately 74.6% of the then outstanding Fibrek shares. As aggregate consideration for all of the Fibrek shares we purchased, we distributed approximately 2.8 million newly-issued shares of our common stock and Cdn$53 million ($53 million, based on the exchange rates in effect on each of the dates we acquired the shares of Fibrek) in cash.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

On July 31, 2012, we completed the second step transaction for the remaining 25.4% of the outstanding Fibrek shares. We distributed aggregate additional consideration of approximately 0.5 million shares and Cdn$10 million ($10 million, based on the exchange rate in effect on July 31, 2012). The remaining portion of the consideration, approximately 0.4 million shares and Cdn$8 million ($8 million, based on the exchange rate in effect on July 31, 2012), will only be distributed or paid out upon settlement or judicial determination of the fair value of claims by dissenting shareholders of Fibrek.

Initial investment

As noted above, we held an equity interest in Fibrek before we obtained control of Fibrek on May 2, 2012 (the “acquisition date”). We accounted for our initial equity investment in Fibrek as an available for sale investment since we had no ability to exert significant influence over Fibrek at any time prior to acquiring a controlling interest on May 2, 2012.

Acquisition of controlling interest

The acquisition of a controlling interest in Fibrek on May 2, 2012 was accounted for as a business combination in accordance with the acquisition method of accounting pursuant to Financial Accounting Standards Board Accounting Standards Codification 805, “Business Combinations,” which requires recording identifiable assets acquired and liabilities assumed at fair value (except for deferred income taxes and pension and other postretirement benefit (“OPEB”) plan obligations). Additionally, on the acquisition date, we remeasured our initial equity investment in Fibrek at the acquisition-date fair value. The acquisition-date fair value of our previously-held equity interest in Fibrek was $58 million, resulting in a loss of $1 million, which was recorded in “Other (expense) income, net” in our Consolidated Statements of Operations for the three and six months ended June 30, 2012.

In connection with the acquisition, we also assumed $121 million of Fibrek’s outstanding indebtedness. For additional information, see Note 11, “Long-Term Debt.”

The following summarizes the fair value as of the acquisition date of all of the consideration transferred through May 2, 2012 to acquire our controlling interest in Fibrek:

(Unaudited, in millions)
Cash	$36
Common stock issued (1.9 million shares)	24
$60

The acquisition-date fair value of our common stock issued as part of the consideration transferred for Fibrek was determined based on the closing market price of our common stock on the acquisition date.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date. The purchase price allocation is preliminary and subject to refinement during the allocation period, which is not expected to last beyond a year from the date of the acquisition to allow for the finalization of the gathering and review of all pertinent information.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

The following summarizes our preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed:

(Unaudited, in millions)
Cash and cash equivalents	$12
Accounts receivable	60
Inventories	63
Other current assets	2
Current assets acquired	137
Fixed assets	161
Amortizable intangible assets	52
Other assets	1
Total assets acquired	$351

Accounts payable and accrued liabilities	$70
Short-term bank debt	36
Current portion of long-term debt	2
Current liabilities assumed	108
Long-term debt, net of current portion	83
Pension and other postretirement benefit obligations	39
Other long-term liabilities	1
Total liabilities assumed	$231

Net assets acquired	120

Fair value of the consideration transferred, including our previously-held interest of $58 million	60
Fair value of noncontrolling interest	60
$120

The fair value of the consideration transferred plus the fair value of the noncontrolling interest approximated the fair value of the net assets acquired. Therefore, no goodwill or gain was recognized at the acquisition date. The acquisition-date fair value of our noncontrolling interest in Fibrek was determined based on the market price we paid for Fibrek’s common stock on the acquisition date.

We identified amortizable intangible assets related to energy contracts, which have a weighted-average amortization period of approximately 23 years. The fair value of the amortizable intangible assets was determined based on the discounted cash flow method.

Due to the timing of the completion of the acquisition, certain assumptions and estimates were used in determining the preliminary purchase price allocation disclosed above. Those assumptions and estimates primarily relate to the amounts allocated to fixed assets and amortizable intangible assets as work is still ongoing to determine the fair value of those assets as of the acquisition date. Therefore, the amounts disclosed above may change as the purchase price allocation is finalized. The purchase price allocation is expected to be finalized in the third quarter of 2012.

Fibrek’s results of operations have been included in our consolidated financial statements beginning on the acquisition date and are included in the market pulp segment. The amount of Fibrek’s sales and net income included in our Consolidated Statements of Operations for both the three and six months ended June 30, 2012 were $74 million and $2 million, respectively. Additionally, “Selling, general and administrative expenses” in our Consolidated Statements of Operations for the three and six months ended June 30, 2012 included $3 million and $7 million, respectively, of transaction costs associated with the acquisition of our controlling interest in Fibrek.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

The following unaudited pro forma information for the three and six months ended June 30, 2012 and 2011 represents our results of operations as if the acquisition of Fibrek had occurred on January 1, 2011. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions except per share data)	2012	2011	2012	2011
Sales	$1,212	$1,353	$2,387	$2,672
Net (loss) income attributable to Resolute Forest Products Inc.	(16)	69	3	103
Basic net (loss) income per share attributable to Resolute Forest Products Inc.	(0.16)	0.69	0.03	1.03
Diluted net (loss) income per share attributable to Resolute Forest Products Inc.	(0.16)	0.69	0.03	1.03

The unaudited pro forma net (loss) income attributable to Resolute Forest Products Inc. for the three and six months ended June 30, 2012 excludes $7 million and $18 million, respectively, of our and Fibrek’s transaction costs associated with the acquisition.

Acquisition of noncontrolling interest

Subsequent to the May 2, 2012 acquisition date and prior to June 30, 2012, we acquired additional shares of Fibrek, which we accounted for as equity transactions whereby we adjusted the carrying amount of the noncontrolling interest in Fibrek to reflect the change in our ownership interest in Fibrek. As consideration for this additional equity interest in Fibrek, we distributed approximately 0.9 million newly-issued shares of our common stock and Cdn$17 million ($17 million, based on the exchange rates in effect on each of the dates we acquired the shares of Fibrek) in cash. Transaction costs of approximately $1 million associated with the acquisition of noncontrolling interest in Fibrek were recorded in “Additional paid-in capital” in our Consolidated Balance Sheet as of June 30, 2012.

Note 3. Closure Costs, Impairment and Other Related Charges

Closure costs, impairment and other related charges for the three and six months ended June 30, 2012 and 2011 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2012	2011	2012	2011
Accelerated depreciation	$–	$3	$–	$4
Impairment of assets held for sale	70	–	70	–
Impairment of long-lived assets	–	–	–	7
Severance and other costs	18	1	23	6
	$88	$4	$93	$17

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

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Impairment of assets held for sale

In June 2012, we announced the indefinite idling of our Mersey newsprint mill in Nova Scotia. During the three months ended June 30, 2012, we recorded long-lived asset impairment charges of $70 million (including a $7 million writedown of an asset retirement obligation for environmental liabilities) related to the assets held for sale for our interest in Bowater Mersey Paper Company Limited (our “Mersey operations”) to reduce the carrying value of our net assets to fair value less costs to sell.

Impairment of long-lived assets

During the six months ended June 30, 2011, we recorded long-lived asset impairment charges of $7 million as a result of the decision to cease paperboard production at our Coosa Pines paper mill to reduce the carrying value of the assets to their estimated fair value, which was determined based on the assets’ estimated salvage values.

Severance and other costs

During the three months ended June 30, 2012, we recorded $9 million of severance costs and $7 million for a pension plan curtailment loss as a result of the indefinite idling of our Mersey newsprint mill, $2 million for a pension plan settlement loss related to a workforce reduction at our Mersey operations in the fourth quarter of 2011, a $1 million pension plan curtailment loss related to a workforce reduction at our Baie-Comeau paper mill in the first quarter of 2012 and a $1 million credit adjustment for severance costs. During the six months ended June 30, 2012, we also recorded $2 million of severance costs and a $2 million pension curtailment loss as a result of a workforce reduction at our Baie-Comeau paper mill, as well as a $1 million credit adjustment for severance costs and a $2 million pension curtailment loss related to the permanent closure in December 2011 of a paper machine at our Kenogami, Quebec paper mill.

As a result of the decision to cease paperboard production at our Coosa Pines paper mill, during the three months ended June 30, 2011, we recorded $1 million of severance costs and during the six months ended June 30, 2011, we also recorded $2 million of severance costs and a $3 million OPEB plan curtailment loss.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 4. Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets

Assets held for sale and liabilities associated with assets held for sale

Assets held for sale as of June 30, 2012 and December 31, 2011 were comprised of the following:

(Unaudited, in millions)	June 30, 2012	December 31, 2011
Cash and cash equivalents	$5	$–
Accounts receivable, net	24	–
Inventories, net	11	–
Other current assets	1	–
Fixed assets, net	39	7
	$80	$7

Liabilities associated with assets held for sale as of June 30, 2012 and December 31, 2011 were comprised of the following:

(Unaudited, in millions)	June 30, 2012	December 31, 2011
Accounts payable and accrued liabilities	$26	$–
Pension and other postretirement benefit obligations	37	–
	$63	$–

As of June 30, 2012, we held for sale our Mersey operations and a parcel of land. We expect to complete the sale of these assets within the next twelve months for amounts that equal or exceed their individual carrying values.

As of December 31, 2011, we held for sale our Petit Saguenay, Quebec sawmill and certain parcels of land.

The assets held for sale are carried in our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 at the lower of carrying value or fair value less costs to sell.

Net gain on disposition of assets

During the three months ended June 30, 2012, we sold our Petit Saguenay sawmill, our recycling division’s assets located in Phoenix, Arizona and various other assets for proceeds of less than $1 million, resulting in a net gain on disposition of assets of approximately $1 million. During the six months ended June 30, 2012, we also sold a portion of our Mersey timberlands and various other assets for proceeds of $26 million, resulting in a net gain on disposition of assets of $23 million.

During the three months ended June 30, 2011, we sold our investment in ACH Limited Partnership (“ACH”) and various other assets for cash proceeds of $299 million, resulting in a net gain on disposition of assets of $3 million. Additionally, during the six months ended June 30, 2011, we sold our Kenora, Ontario paper mill and various other assets for proceeds of $5 million, resulting in a net gain on disposition of assets of $1 million.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Other (Expense) Income, Net

Other (expense) income, net for the three and six months ended June 30, 2012 and 2011 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2012	2011	2012	2011
Foreign exchange (loss) gain	$(9)	$2	$3	$30
Post-emergence costs (1)	(3)	(11)	(5)	(22)
Income (loss) from equity method investments	1	(1)	2	(1)
Net gains on extinguishment of debt (Note 11)	–	4	–	4
Interest income	2	1	3	1
Acquisition-related loss (Note 2)	(1)	–	(1)	–
Miscellaneous income	–	3	1	5
	$(10)	$(2)	$3	$17

(1)

Primarily represents ongoing legal and other professional fees for the resolution and settlement of disputed creditor claims, as well as costs for other post-emergence activities associated with the creditor protection proceedings, from which we emerged on December 9, 2010.

Note 6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of June 30, 2012 and December 31, 2011 was comprised of the following:

(Unaudited, in millions)	June 30, 2012	December 31, 2011
Unamortized prior service costs (1)	$9	$(2)
Unamortized actuarial losses (2)	(325)	(309)
Foreign currency translation (3)	1	–
	$(315)	$(311)

(1)	Net of deferred income taxes of zero as of both June 30, 2012 and December 31, 2011.
(2)

Net of deferred income tax benefit of $127 million as of both June 30, 2012 and December 31, 2011. Net of unamortized actuarial losses of $13 million and $8 million attributable to noncontrolling interests as of June 30, 2012 and December 31, 2011, respectively.

(3)

No tax effect was recorded for foreign currency translation since the investment in foreign net assets is deemed indefinitely invested. Net of noncontrolling interests of $1 million of foreign exchange losses and $2 million of foreign exchange gains as of June 30, 2012 and December 31, 2011, respectively.

Note 7. Net (Loss) Income Per Share

The weighted-average number of common shares outstanding used to calculate basic and diluted net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders was 98.9 million and 98.0 million for the three and six months ended June 30, 2012, respectively, and 97.1 million for both the three and six months ended June 30, 2011.

No adjustments to net (loss) income attributable to Resolute Forest Products Inc. common shareholders were necessary to calculate basic and diluted net income per share for all periods presented.

For both the three and six months ended June 30, 2012, the dilutive impact of 0.9 million option shares and 0.4 million equity-classified restricted stock units (“RSUs”) and deferred stock units on the weighted-average number of common shares outstanding used to calculate diluted net loss per share was nominal. For both the three and six months ended June 30, 2011, the dilutive impact of 0.5 million option shares and 0.1 million equity-classified RSUs on the weighted-average number of common shares outstanding used to calculate diluted net income per share was nominal.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 8. Inventories, Net

Inventories, net as of June 30, 2012 and December 31, 2011 were comprised of the following:

(Unaudited, in millions)	June 30, 2012	December 31, 2011
Raw materials and work in process	$145	$152
Finished goods	196	168
Mill stores and other supplies	171	155
	$512	$475

During the three months ended June 30, 2012, we recorded charges of $7 million for write-downs of inventory as a result of the indefinite idling of our Mersey newsprint mill. During the six months ended June 30, 2011, we recorded charges of $1 million for write-downs of inventory as a result of the decision to cease paperboard production at our Coosa Pines paper mill. These charges were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations.

Note 9. Restricted Cash

In connection with the sale of our investment in Manicouagan Power Company (“MPCo”) in December 2009, we provided certain undertakings and indemnities to Alcoa Canada Ltd., our former partner in MPCo, including an indemnity for potential tax liabilities arising from the transaction. As of June 30, 2012 and December 31, 2011, we maintained a reserve of approximately Cdn$5 million ($5 million, based on the exchange rate in effect on June 30, 2012) and Cdn$83 million ($81 million, based on the exchange rate in effect on December 31, 2011), respectively, to secure those obligations. The decrease in the reserve was primarily due to the release of a tax indemnity in the second quarter of 2012. This reserve was included as restricted cash in “Other assets” in our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.

Note 10. Severance Related Liabilities

The activity in our severance related liabilities for the six months ended June 30, 2012 was as follows:

(Unaudited, in millions)	2012 Initiatives	2011 Initiatives	Total
Balance as of December 31, 2011	$–	$11	$11
Charges	13	–	13
Payments	(3)	(8)	(11)
Transfer to liabilities associated with assets held for sale	(10)	–	(10)
Balance as of June 30, 2012	$–	$3	$3

During the six months ended June 30, 2012, we recorded employee termination costs as a result of the indefinite idling of our Mersey newsprint mill and workforce reductions at our Baie-Comeau paper mill and certain other paper mills. The majority of the remaining severance liability is expected to be paid in 2012.

Employee termination costs incurred in the six months ended June 30, 2012 were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested,” “Selling, general and administrative expenses” or “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations. The severance accruals were included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 11. Long-Term Debt

Overview

Short-term bank debt and long-term debt, including current portion, as of June 30, 2012 and December 31, 2011, was comprised of the following:

(Unaudited, in millions)	June 30, 2012	December 31, 2011
10.25% senior secured notes due 2018:
Principal amount	$586	$586
Unamortized premium	33	35
Total senior secured notes due 2018	619	621

Fibrek debt:
8.25% secured term loan	75	–
ABL credit facility	21	–
PSIF – Investissement Quebec loan	3	–
Capital lease obligation	4	–
Total Fibrek debt	103	–

Total debt	722	621
Less: Short-term bank debt (Fibrek ABL credit facility)	(21)	–
Less: Current portion of long-term debt	(77)	–
Long-term debt, net of current portion	$624	$621

10.25% senior secured notes due 2018

Our 10.25% senior secured notes (the “2018 Notes”) have a maturity date of October 15, 2018. Interest is payable on the notes on April 15 and October 15 of each year until maturity. The fair value of the 2018 Notes was $654 million and $649 million as of June 30, 2012 and December 31, 2011, respectively, and was determined by reference to quoted market prices.

In June 2011, we redeemed $94 million and $85 million of principal amount of the 2018 Notes at a redemption price of 105% and 103%, respectively, of the principal amount, plus accrued and unpaid interest. As a result of these redemptions, during the three months ended June 30, 2011, we recorded net gains on extinguishment of debt of approximately $4 million, which were included in “Other (expense) income, net” in our Consolidated Statements of Operations.

In the second quarter of 2011, we also repaid $90 million of other long-term debt.

ABL Credit Facility

Our senior secured credit facility (the “ABL Credit Facility”), as amended, has a maturity date of October 28, 2016 and provides an asset-based revolving credit facility of up to $600 million at any time, subject to borrowing base availability. As of June 30, 2012, we had no borrowings and $50 million of letters of credit outstanding under the ABL Credit Facility. As of June 30, 2012, we had $472 million of availability under the ABL Credit Facility, which was comprised of $253 million for the U.S. borrowers (Resolute FP US Inc. and AbiBow Recycling LLC) and $219 million for the Canadian borrower (Resolute FP Canada Inc.).

Fibrek Debt

As discussed in Note 2, “Acquisition of Fibrek Inc.,” we assumed Fibrek’s outstanding indebtedness on the acquisition date.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

8.25% secured term loan

Fibrek’s term loan provided for a five-year secured term loan with a principal amount of Cdn$78 million, bearing interest at a rate of 8.25% and was to be repaid in quarterly installments at a rate of approximately 1% per annum of the original principal amount, with the balance due at maturity on July 15, 2015. As of June 30, 2012, the fair value of the term loan approximated its carrying value of $75 million and was determined by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities.

On July 18, 2012, the term loan was repaid in full, plus accrued and unpaid interest. The term loan was included in “Current portion of long-term debt” in our Consolidated Balance Sheet as of June 30, 2012.

ABL credit facility

Fibrek’s asset-based revolving credit facility provided for borrowings of up to Cdn$75 million and had a maturity date of July 16, 2014. As of June 30, 2012, Fibrek had Cdn$18 million ($18 million, based on the exchange rate in effect on June 30, 2012) of availability under the facility.

On July 18, 2012, the facility was repaid in full, plus accrued and unpaid interest.

PSIF – Investissement Quebec

On February 23, 2007, Fibrek obtained a Cdn$6 million interest-free loan granted by Investissement Quebec through the Soutien a l’industrie forestiere program (“PSIF”) to support investments made in the forest industry. The loan is payable in monthly installments over a maximum of four years starting December 31, 2010.

Under the loan agreement, Fibrek must comply with certain restrictive covenants, including the requirement to meet certain financial ratios.

As of June 30, 2012, the fair value of the loan approximated its carrying value of $3 million.

Capital lease obligation

Fibrek has a capital lease obligation for a warehouse, which can be renewed for 20 years at Fibrek’s option. Minimal payments are determined by an escalatory price clause.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 12. Employee Benefit Plans

Pension and OPEB plans

The components of net periodic benefit cost relating to our pension and OPEB plans for the three and six months ended June 30, 2012 and 2011 were as follows:

Pension Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2012	2011	2012	2011
Service cost	$ 9	$ 9	$ 18	$ 18
Interest cost	76	83	152	166
Expected return on plan assets	(83)	(87)	(167)	(174)
Curtailments and settlement	10	–	14	–
	$ 12	$ 5	$ 17	$ 10

OPEB Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2012	2011	2012	2011
Service cost	$ –	$ 1	$ 1	$ 2
Interest cost	5	5	10	11
Curtailment	–	–	–	3
	$ 5	$ 6	$ 11	$ 16

Events impacting net periodic benefit cost for the three and six months ended June 30, 2012

In June 2012, we announced the indefinite idling of part of our Mersey operations, which will result in the elimination of approximately 176 positions. A curtailment loss of $7 million was included in the net periodic benefit cost of our pension plans for the three months ended June 30, 2012.

In the fourth quarter of 2011, as a result of a workforce reduction at our Mersey operations, approximately 97 positions were eliminated. A settlement loss of $2 million was included in the net periodic benefit cost of our pension plans for the three months ended June 30, 2012.

In March 2012, we announced a workforce reduction at our Baie-Comeau paper mill, which resulted in the elimination of approximately 90 positions. A curtailment loss of $1 million and $3 million was included in the net periodic benefit cost of our pension plans for the three and six months ended June 30, 2012, respectively.

As a result of the permanent closure in December 2011 of a paper machine at our Kenogami paper mill, approximately 112 positions were eliminated. A curtailment loss of $2 million was included in the net periodic benefit cost of our pension plans for the six months ended June 30, 2012.

The cost of these curtailments and settlement was included in “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations for the respective periods.

Event impacting net periodic benefit cost for the six months ended June 30, 2011

In February 2011, as a result of the decision to cease paperboard production at our Coosa Pines paper mill, approximately 137 positions were eliminated. A curtailment loss of $3 million was included in the net periodic benefit cost of our OPEB plans, which was recorded in “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations for the six months ended June 30, 2011.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Defined contribution plans

The expense for our defined contribution plans totaled $5 million and $7 million for the three months ended June 30, 2012 and 2011, respectively, and $11 million for both the six months ended June 30, 2012 and 2011.

Canadian pension funding relief

Based on agreements reached before we emerged from the creditor protection proceedings, the provinces of Quebec and Ontario adopted in 2011 specific regulations, which we refer to as the “funding relief regulations,” to implement funding relief measures with respect to aggregate solvency deficits in our material Canadian registered pension plans, which we refer to as the “affected plans.” These plans represent approximately 80% of our unfunded pension obligations. The funding relief regulations are described in Note 18, “Pension and Other Postretirement Benefit Plans – Canadian pension funding relief,” to our consolidated financial statements for the year ended December 31, 2011. The regulations provide that corrective measures would be required if the aggregate solvency ratio in the affected plans falls below a prescribed level under the target specified by the regulations, as of December 31 in any year through 2014. Thereafter, supplemental contributions would be required if the aggregate solvency ratio in the affected plans falls below a prescribed level under the target specified by the regulations as of December 31 in any year on or after 2015 for the remainder of the period covered by the regulations.

Upon obtaining actuarial valuations, we determined that the aggregate solvency ratio in the affected plans had not met the minimum solvency level prescribed in the regulations, as of December 31, 2011. Accordingly, we must adopt, by March 2013, corrective measures designed to attain the target solvency ratio prescribed in the regulations within five years. The difference between the solvency status as of December 31, 2011 and the target specified under the funding relief regulations represents the portion of the solvency deficit that is subject to corrective measures, and amounts to approximately Cdn$500 million ($500 million, based on the exchange rate in effect on June 30, 2012). The solvency deficit is highly sensitive to changes in interest rates on government treasury securities; a 1% increase in the applicable discount rate, which is correlated to treasury security yields, would decrease the solvency deficit by approximately $450 million and vice versa.

We will work with other plan stakeholders, including employees, retirees, unions and the provincial governments of Quebec and Ontario to develop corrective measures.

Note 13. Income Taxes

The income tax (provision) benefit attributable to (loss) income before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three and six months ended June 30, 2012 and 2011 as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2012	2011	2012	2011
(Loss) income before income taxes	$ (64)	$ 22	$ (41)	$ 38

Income tax (provision) benefit:
Expected income tax benefit (provision)	22	(7)	14	(13)
Changes resulting from:
Valuation allowance	(31)	1	(28)	(1)
Reorganization-related adjustments	13	–	10	10
Adjustment for unrecognized tax benefits	–	44	4	44
Foreign exchange	(4)	3	3	14
Research and development tax incentives	1	–	3	–
State income taxes and foreign tax rate differences	(1)	–	1	1
Other, net	(1)	(2)	2	(2)
	$ (1)	$ 39	$ 9	$ 53

The increase in the valuation allowance during the three months ended June 30, 2012 related to costs associated with the indefinite idling of our Mersey operations where we do not recognize tax benefits.

During the three and six months ended June 30, 2012, we recorded favorable reorganization-related adjustments of $13 million and $10 million, respectively.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

During the six months ended June 30, 2012, we recorded benefits of $4 million for previously unrecognized tax benefits, following the conclusion of audits related to prior year research and development tax incentive claims. During the three months ended June 30, 2011, we recognized certain tax benefits related to uncertain tax positions pursuant to FASB ASC 740, “Income Taxes,” as effectively settled, as certain tax authority examinations were completed during the second quarter of 2011.

Note 14. Commitments and Contingencies

Legal matters

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

On June 12, 2012, we filed a motion for directives with the Quebec Superior Court in Canada, the court with jurisdiction in our 2010 creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former Abitibi-Consolidated Inc. and Bowater Incorporated operations in these provinces, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the creditor protection proceedings. These plans are subject to the funding relief regulations described in Note 12, “Employee Benefit Plans,” and we contend, among other things, that any such declaration, if issued, would be inconsistent with the court’s sanction order confirming the plan of reorganization and the terms of our emergence from the creditor protection proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans would have to be funded. The pension regulators are expected to file contestations to our motion by the end of August 2012.

On March 31, 2010, the Canadian court in the CCAA proceedings dismissed a motion for declaratory judgment brought by the province of Newfoundland and Labrador, awarding costs in our favor, and thus confirmed our position that the five orders the province issued under section 99 of its Environmental Protection Act on November 12, 2009 were subject to the stay of proceedings pursuant to the creditor protection proceedings. The province of Newfoundland and Labrador’s orders could have required us to proceed immediately with the environmental remediation of various sites we formerly owned or operated, some of which the province expropriated in December 2008. The Quebec Court of Appeal denied the province’s request for leave to appeal on May 18, 2010. An appeal of that decision is now pending before the Supreme Court of Canada, which heard the matter on November 16, 2011. If leave to appeal is ultimately granted and the appeal is allowed, we could be required to make additional environmental remediation payments without regard to the creditor protection proceedings, which payments could have a material impact on our results of operations or financial condition.

Information on our commitments and contingencies is presented in Note 20, “Commitments and Contingencies,” included in our consolidated financial statements for the year ended December 31, 2011. Except as updated above, there have been no material developments to the commitments and contingencies described in our consolidated financial statements for the year ended December 31, 2011.

Other

On June 15, 2012, the province of Quebec informed us that it had granted an additional extension of the effective date to require us to transfer property of our Jim-Gray hydroelectric facility and the associated installation to the province for no consideration following the non-renewal of our water power lease on January 1, 2012. As extended, the transfer would be effective as of October 30, 2012. The province’s actions are not consistent with our understanding of the water power lease in question. We continue to evaluate our legal options. At this time, we believe that the remaining useful life of the assets remains unchanged. The carrying value of the hydroelectric assets and the intangible assets associated with the Jim-Gray installation as of June 30, 2012 was approximately $93 million. If we are unable to renew the water rights at this facility, we will reevaluate the remaining useful life of these assets, which may result in accelerated depreciation and amortization charges at that time. Additional information regarding our Jim-Gray hydroelectric facility is presented in Note 4, “Amortizable Intangible Assets, Net,” and Note 12, “Fixed Assets, Net,” included in our consolidated financial statements for the year ended December 31, 2011.

Note 15. Share Capital

On May 22, 2012, our board approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million. During the three months ended June 30, 2012, we repurchased 1.1 million shares of our common stock pursuant to this share repurchase program at a cost of $12 million.

RESOLUTE FOREST PRODUCTS INC.

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

Information about certain segment data for the three and six months ended June 30, 2012 and 2011 was as follows:

(Unaudited, in millions)	Newsprint	Coated Papers	Specialty Papers	Market Pulp (1)	Wood Products	Corporate and Other	Consolidated Total
Sales
Second quarter 2012	$ 416	$ 121	$ 288	$ 211	$ 132	$ –	$ 1,168
Second quarter 2011	462	132	320	171	115	–	1,200

First six months 2012	832	249	560	338	243	–	2,222
First six months 2011	891	266	650	347	231	–	2,385

Depreciation, amortization and cost of timber harvested
Second quarter 2012	$ 18	$ 9	$ 12	$ 10	$ 9	$ –	$ 58
Second quarter 2011	17	8	13	7	10	–	55

First six months 2012	36	19	24	18	18	–	115
First six months 2011	37	17	24	14	17	–	109

Operating income (loss) (2)
Second quarter 2012	$ 32	$ 4	$ 27	$ (7)	$ 12	$ (104)	$ (36)
Second quarter 2011	26	23	11	14	(14)	(8)	52

First six months 2012	53	3	42	(28)	6	(86)	(10)
First six months 2011	45	26	11	37	(17)	(23)	79

(1)

Market pulp sales excluded inter-segment sales of $8 million and $11 million for the three months ended June 30, 2012 and 2011, respectively, and $19 million and $26 million for the six months ended June 30, 2012 and 2011, respectively.

(2)	Corporate and other operating loss for the three and six months ended June 30, 2012 and 2011 included the following special items:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2012	2011	2012	2011
Net gain on disposition of assets	$ 1	$ 3	$ 24	$ 4
Closure costs, impairment and other related charges	(88)	(4)	(93)	(17)
Write-downs of inventory	(7)	–	(7)	(1)
Employee termination costs	(1)	(3)	(3)	(7)
Transaction costs in connection with our acquisition of Fibrek	(3)	–	(7)	–
	$ (98)	$ (4)	$ (86)	$ (21)

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 17. Condensed Consolidating Financial Information

The following information is presented in accordance with Rule 3-10 of Regulation S-X and the public information requirements of Rule 144 promulgated pursuant to the Securities Act of 1933, as amended, in connection with Resolute Forest Products Inc.’s 2018 Notes that are fully and unconditionally guaranteed, on a joint and several basis, by all of our 100% owned material U.S. subsidiaries (the “Guarantor Subsidiaries”). The 2018 Notes are not guaranteed by our foreign subsidiaries and our less than 100% owned U.S. subsidiaries (the “Non-guarantor Subsidiaries”).

The following condensed consolidating financial information sets forth the Statements of Operations for the three and six months ended June 30, 2012 and 2011, the Balance Sheets as of June 30, 2012 and December 31, 2011 and the Statements of Cash Flows for the six months ended June 30, 2012 and 2011 for Resolute Forest Products Inc. (the “Parent”), the Guarantor Subsidiaries on a combined basis and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2012

(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$ –	$ 729	$ 797	$ (358)	$ 1,168
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	633	610	(358)	885
Depreciation, amortization and cost of timber harvested	–	22	36	–	58
Distribution costs	–	38	95	–	133
Selling, general and administrative expenses	6	8	27	–	41
Closure costs, impairment and other related charges	–	–	88	–	88
Net gain on disposition of assets	–	–	(1)	–	(1)
Operating (loss) income	(6)	28	(58)	–	(36)
Interest expense	(52)	(1)	(4)	39	(18)
Other income (expense), net	–	40	(11)	(39)	(10)
Parent’s equity in income (loss) of subsidiaries	17	–	–	(17)	–
(Loss) income before income taxes	(41)	67	(73)	(17)	(64)
Income tax benefit (provision)	21	(15)	(7)	–	(1)
Net (loss) income including noncontrolling interests	(20)	52	(80)	(17)	(65)
Net loss attributable to noncontrolling interests	–	–	45	–	45
Net (loss) income attributable to Resolute Forest Products Inc.	$(20)	$ 52	$ (35)	$ (17)	$ (20)

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2012

(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$–	$ 1,445	$1,531	$(754)	$2,222
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	1,287	1,188	(754)	1,721
Depreciation, amortization and cost of timber harvested	–	46	69	–	115
Distribution costs	–	70	184	–	254
Selling, general and administrative expenses	12	23	38	–	73
Closure costs, impairment and other related charges	–	–	93	–	93
Net gain on disposition of assets	–	–	(24)	–	(24)
Operating (loss) income	(12)	19	(17)	–	(10)
Interest expense	(106)	(2)	(5)	79	(34)
Other income, net	–	83	(1)	(79)	3
Parent’s equity in income of subsidiaries	78	–	–	(78)	–
(Loss) income before income taxes	(40)	100	(23)	(78)	(41)
Income tax benefit (provision)	43	(30)	(4)	–	9
Net income (loss) including noncontrolling interests	3	70	(27)	(78)	(32)
Net loss attributable to noncontrolling interests	–	–	35	–	35
Net income attributable to Resolute Forest Products Inc.	$3	$ 70	$ 8	$ (78)	$3

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2011

(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$–	$ 776	$ 788	$(364)	$ 1,200
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	654	621	(364)	911
Depreciation, amortization and cost of timber harvested	–	22	33	–	55
Distribution costs	–	41	100	–	141
Selling, general and administrative expenses	(1)	11	30	–	40
Closure costs, impairment and other related charges	–	1	3	–	4
Net gain on disposition of assets	–	–	(3)	–	(3)
Operating income	1	47	4	–	52
Interest expense	(55)	(3)	(5)	35	(28)
Other income (expense), net	3	40	(10)	(35)	(2)
Parent’s equity in income (loss) of subsidiaries	94	–	–	(94)	–
Income (loss) before income taxes	43	84	(11)	(94)	22
Income tax benefit	18	16	5	–	39
Net income (loss) including noncontrolling interests	61	100	(6)	(94)	61
Net income attributable to noncontrolling interests	–	–	–	–	–
Net income (loss) attributable to Resolute Forest Products Inc.	$61	$ 100	$ (6)	$ (94)	$ 61

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Six Months Ended June 30, 2011
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$ –	$ 1,568	$ 1,553	$ (736)	$ 2,385
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	1,339	1,230	(736)	1,833
Depreciation, amortization and cost of timber harvested	–	45	64	–	109
Distribution costs	–	80	194	–	274
Selling, general and administrative expenses	1	23	53	–	77
Closure costs, impairment and other related charges	–	14	3	–	17
Net gain on disposition of assets	–	–	(4)	–	(4)
Operating (loss) income	(1)	67	13	–	79
Interest expense	(111)	(5)	(13)	71	(58)
Other income, net	12	68	8	(71)	17
Parent’s equity in income of subsidiaries	158	–	–	(158)	–
Income before income taxes	58	130	8	(158)	38
Income tax benefit	33	3	17	–	53
Net income including noncontrolling interests	91	133	25	(158)	91
Net income attributable to noncontrolling interests	–	–	–	–	–
Net income attributable to Resolute Forest Products Inc.	$ 91	$ 133	$ 25	$ (158)	$ 91

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET As of June 30, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ –	$ 179	$ 331	$ –	$ 510
Accounts receivable, net	–	328	353	–	681
Accounts receivable from affiliates	–	3	331	(334)	–
Inventories, net	–	182	330	–	512
Assets held for sale	–	–	80	–	80
Deferred income tax assets	–	27	83	–	110
Notes and interest receivable from parent	–	1,317	–	(1,317)	–
Note receivable from affiliate	–	9	–	(9)	–
Other current assets	–	25	41	–	66
Total current assets	–	2,070	1,549	(1,660)	1,959
Fixed assets, net	–	913	1,587	–	2,500
Amortizable intangible assets, net	–	–	70	–	70
Deferred income tax assets	–	533	1,222	–	1,755
Note receivable from affiliate	–	3	–	(3)	–
Investments in and advances to consolidated subsidiaries	5,938	2,058	–	(7,996)	–
Other assets	–	23	58	108	189
Total assets	$ 5,938	$ 5,600	$ 4,486	$(9,551)	$ 6,473

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$ 13	$ 169	$ 367	$ –	$ 549
Short-term bank debt	–	–	21	–	21
Current portion of long-term debt	–	–	77	–	77
Liabilities associated with assets held for sale	–	–	63	–	63
Accounts payable to affiliates	211	–	–	(211)	–
Notes and interest payable to subsidiaries	1,317	–	–	(1,317)	–
Note payable to affiliate	–	–	9	(9)	–
Total current liabilities	1,541	169	537	(1,537)	710
Long-term debt, net of current portion	619	–	5	–	624
Long-term debt due to affiliate	–	–	3	(3)	–
Pension and other postretirement benefit obligations	–	458	1,062	–	1,520
Deferred income tax liabilities	–	–	73	–	73
Other long-term liabilities	–	33	23	–	56
Total liabilities	2,160	660	1,703	(1,540)	2,983
Total equity	3,778	4,940	2,783	(8,011)	3,490
Total liabilities and equity	$ 5,938	$ 5,600	$ 4,486	$(9,551)	$ 6,473

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET As of December 31, 2011
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ –	$ 128	$ 241	$ –	$ 369
Accounts receivable, net	–	349	401	–	750
Accounts receivable from affiliates	–	70	302	(372)	–
Inventories, net	–	172	303	–	475
Assets held for sale	–	–	7	–	7
Deferred income tax assets	–	27	82	–	109
Notes and interest receivable from parent	–	1,238	–	(1,238)	–
Note receivable from affiliate	–	11	–	(11)	–
Other current assets	–	16	43	–	59
Total current assets	–	2,011	1,379	(1,621)	1,769
Fixed assets, net	–	938	1,564	–	2,502
Amortizable intangible assets, net	–	–	18	–	18
Deferred income tax assets	–	524	1,225	–	1,749
Note receivable from affiliate	–	3	–	(3)	–
Investments in and advances to consolidated subsidiaries	5,846	2,055	–	(7,901)	–
Other assets	–	27	128	105	260
Total assets	$ 5,846	$ 5,558	$ 4,314	$(9,420)	$ 6,298

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$ 15	$ 166	$ 363	$ –	$ 544
Accounts payable to affiliates	220	27	–	(247)	–
Notes and interest payable to subsidiaries	1,238	–	–	(1,238)	–
Note payable to affiliate	–	–	11	(11)	–
Total current liabilities	1,473	193	374	(1,496)	544
Long-term debt, net of current portion	621	–	–	–	621
Long-term debt due to affiliate	–	–	3	(3)	–
Pension and other postretirement benefit obligations	–	475	1,049	–	1,524
Deferred income tax liabilities	–	–	75	–	75
Other long-term liabilities	–	34	23	–	57
Total liabilities	2,094	702	1,524	(1,499)	2,821
Total equity	3,752	4,856	2,790	(7,921)	3,477
Total liabilities and equity	$ 5,846	$ 5,558	$ 4,314	$(9,420)	$ 6,298

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Six Months Ended June 30, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$–	$ 75	$ 98	$ –	$173
Cash flows from investing activities:
Cash invested in fixed assets	–	(24)	(34)	–	(58)
Disposition of assets	–	–	26	–	26
Acquisition of Fibrek, net of cash acquired	–	–	(24)	–	(24)
Decrease in restricted cash	–	–	76	–	76
Increase in deposit requirements for letters of credit, net	–	–	(7)	–	(7)
Advances from (to) affiliate	12	–	(12)	–	–
Net cash provided by (used in) investing activities	12	(24)	25	–	13
Cash flows from financing activities:
Purchases of treasury stock	(12)	–	–	–	(12)
Dividend to noncontrolling interests	–	–	(1)	–	(1)
Acquisition of noncontrolling interest	–	–	(17)	–	(17)
Payments of long-term debt	–	–	(15)	–	(15)
Net cash used in financing activities	(12)	–	(33)	–	(45)
Net increase in cash and cash equivalents	–	51	90	–	141
Cash and cash equivalents:
Beginning of period	–	128	241	–	369
End of period	$–	$ 179	$ 331	$ –	$510

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Six Months Ended June 30, 2011
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$–	$ 69	$ (54)	$–	$15
Cash flows from investing activities:
Cash invested in fixed assets	–	(13)	(19)	–	(32)
Disposition of investment in ACH	–	–	296	–	296
Disposition of other assets	–	–	8	–	8
Proceeds from insurance settlement	–	–	4	–	4
Increase in restricted cash	–	–	(3)	–	(3)
Increase in deposit requirements for letters of credit, net	–	–	(7)	–	(7)
Advances from (to) affiliate	–	150	(150)	–	–
Net cash provided by investing activities	–	137	129	–	266
Cash flows from financing activities:
Dividends and distribution to noncontrolling interests	–	–	(19)	–	(19)
Acquisition of noncontrolling interest	–	–	(15)	–	(15)
Payments of long-term debt	–	(269)	–	–	(269)
Net cash used in financing activities	–	(269)	(34)	–	(303)
Net (decrease) increase in cash and cash equivalents	–	(63)	41	–	(22)
Cash and cash equivalents:
Beginning of period	–	164	155	–	319
End of period	$–	$ 101	$ 196	$–	$297

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 18. Subsequent Events

The following significant events occurred subsequent to June 30, 2012:

•	As discussed in Note 11, “Long-Term Debt,” on July 18, 2012, both Fibrek’s term loan and ABL credit facility were repaid in full, plus accrued and unpaid interest, totaling $97 million.

•

As discussed in Note 2, “Acquisition of Fibrek Inc.,” on July 31, 2012, we completed the second step transaction for the remaining 25.4% of the outstanding Fibrek shares. We distributed aggregate additional consideration of approximately 0.5 million shares and Cdn$10 million ($10 million, based on the exchange rate in effect on July 31, 2012). The remaining portion of the consideration, approximately 0.4 million shares and Cdn$8 million ($8 million, based on the exchange rate in effect on July 31, 2012), will only be distributed or paid out upon settlement or judicial determination of the fair value of claims by dissenting shareholders of Fibrek.

RESOLUTE FOREST PRODUCTS INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) of Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us” or the “Company”) provides information that we believe is useful in understanding our results of operations, cash flows and financial condition for the three and six months ended June 30, 2012. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited interim consolidated financial statements and related notes appearing in Item 1 of this Quarterly Report on Form 10-Q (“Unaudited Interim Consolidated Financial Statements”). On November 7, 2011, we began doing business as Resolute Forest Products. At the annual meeting of shareholders on May 23, 2012, the shareholders approved an amendment to our certificate of incorporation to change our corporate name from AbitibiBowater Inc. to Resolute Forest Products Inc., effective May 24, 2012. The ticker symbol for our common stock was changed from “ABH” to “RFP” on the New York Stock Exchange on May 24, 2012 and on the Toronto Stock Exchange on May 28, 2012.

Cautionary Statements Regarding Forward-Looking Information and Use of Third-Party Data

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to: our efforts to continue to reduce costs and increase revenues and profitability, including our cost reduction initiatives; our business outlook; our assessment of market conditions; our liquidity outlook (including the impact of the solvency deficit in certain of our Canadian pension plans), our prospects, growth strategies and strategies for achieving our goals generally, including the strategies described under “Business Strategy and Outlook” below; and the industry in which we operate. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.

The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this Form 10-Q include risks associated with our acquisition of Fibrek Inc. (“Fibrek”), including that the businesses of Resolute and Fibrek may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected and disruption from the transaction making it more difficult to maintain relationships with customers, employees and suppliers and the risks enumerated under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “2011 Annual Report”).

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

RESOLUTE FOREST PRODUCTS INC.

Operational excellence

We aim to improve our performance and margins by: (i) leveraging our lower-cost position, (ii) maintaining a stringent focus on reducing costs and optimizing our diversified asset base, (iii) maximizing the benefits of our access to virgin fiber and managing our exposure to volatile recycled fiber, (iv) pursuing our strategy of not building inventory and (v) capitalizing on our economical access to international markets to compensate for the secular decline in North American newsprint demand.

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

On May 22, 2012, our board approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million. During the three months ended June 30, 2012, we repurchased 1.1 million shares of our common stock pursuant to this share repurchase program at a cost of $12 million.

Strategic initiatives

We believe there will be continued consolidation in the paper and forest products industry as we and our competitors continue to explore ways to increase efficiencies and grow into more favorable markets. We believe in taking an opportunistic approach to strategic opportunities, pursuing only those that reduce our cost position, improve our product diversification, provide synergies or allow us to expand into future growth markets.

On December 15, 2011, we announced an offer to purchase all of the issued and outstanding shares of Fibrek, a producer and marketer of virgin and recycled kraft pulp, operating three mills. As of May 17, 2012, the offer expiry date, we had acquired approximately 74.6% of the then outstanding Fibrek shares, and, as aggregate consideration for the shares, we distributed approximately 2.8 million newly-issued shares of our common stock and Cdn$53 million ($53 million, based on the exchange rates in effect on each of the dates we acquired the shares of Fibrek) in cash. On July 31, 2012, we completed the second step transaction for the remaining 25.4% of the outstanding Fibrek shares. We distributed aggregate additional consideration of approximately 0.5 million shares and Cdn$10 million ($10 million, based on the exchange rate in effect on July 31, 2012). The remaining portion of the consideration, approximately 0.4 million shares and Cdn$8 million ($8 million, based on the exchange rate in effect on July 31, 2012), will only be distributed or paid out upon settlement or judicial determination of the fair value of claims by dissenting shareholders of Fibrek. For additional information regarding our acquisition of Fibrek, see Note 2, “Acquisition of Fibrek Inc.,” to our Unaudited Interim Consolidated Financial Statements.

Business and Financial Review

Overview

Through our subsidiaries, we manufacture newsprint, coated and specialty papers, market pulp and wood products. We operate pulp and paper manufacturing facilities in Canada, the United States and South Korea, as well as wood products manufacturing facilities in Canada and hydroelectric facilities in Quebec, Canada.

As discussed further below, newsprint, coated papers and specialty papers, particularly supercalendered high gloss papers and lightweight and directory grades, experienced decreases in North American demand in the first six months of 2012 compared to the same period of 2011. Global shipments of market pulp increased during the first six months of 2012 compared to the same period of 2011, particularly in China, but market pricing fell substantially. Our wood products segment benefited from a significant increase in market pricing in the second quarter of 2012 compared to the second quarter of 2011.

The average value of the Canadian dollar was US$0.99 for both the three and six months ended June 30, 2012 compared to US$1.03 and US$1.02 for the three and six months ended June 30, 2011, respectively.

Fibrek’s results of operations have been included in our Unaudited Interim Consolidated Financial Statements beginning May 2, 2012, which is the date on which we acquired a controlling interest, and are included in the market pulp segment. The amount of Fibrek’s sales, operating income and net income included in our Consolidated Statements of Operations included in our Unaudited Interim Consolidated Financial Statements (“Consolidated Statements of Operations”) for both the three and six months ended June 30, 2012 were $74 million, $1 million and $2 million, respectively.

RESOLUTE FOREST PRODUCTS INC.

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, in millions, except per share amounts)	2012	2011	Change	2012	2011	Change
Sales	$1,168	$1,200	$(32)	$2,222	$2,385	$(163)
Operating (loss) income	(36)	52	(88)	(10)	79	(89)
Net (loss) income attributable to Resolute Forest Products Inc.	(20)	61	(81)	3	91	(88)
Net (loss) income per share attributable to Resolute Forest Products Inc. – basic	(0.20)	0.63	(0.83)	0.03	0.94	(0.91)
Net (loss) income per share attributable to Resolute Forest Products Inc. – diluted	(0.20)	0.63	(0.83)	0.03	0.94	(0.91)

Significant items that (unfavorably) favorably impacted operating (loss) income:
Product pricing and foreign exchange – excluding Fibrek			$(7)			$(9)
Shipments – excluding Fibrek			(99)			(228)
Sales – Fibrek			74			74
Change in sales			(32)			(163)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested – excluding Fibrek			87			173
Cost of sales, excluding depreciation, amortization and cost of timber harvested – Fibrek			(61)			(61)
Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			26			112

Change in depreciation, amortization and cost of timber harvested			(3)			(6)

Change in distribution costs			8			20

Change in selling, general and administrative expenses			(1)			4

Change in closure costs, impairment and other related charges			(84)			(76)

Change in net gain on disposition of assets			(2)			20
			$(88)			$(89)

Three months ended June 30, 2012 versus June 30, 2011

Sales

Excluding Fibrek’s sales of $74 million in the second quarter of 2012, sales on a comparable basis decreased $106 million, or 8.8%, from $1,200 million in the second quarter of 2011 to $1,094 million in the second quarter of 2012. The decrease was primarily due to lower shipments in all of our product lines, an unfavorable currency exchange on our Canadian dollar denominated sales and lower transaction prices for newsprint, coated papers and market pulp, largely offset by higher transaction prices for specialty papers and wood products. The impact of each of these items is discussed further below under “Segment Results of Operations.”

Operating (loss) income

Operating (loss) income decreased $88 million to an operating loss of $36 million in the second quarter of 2012 compared to operating income of $52 million in the second quarter of 2011. The above table presents the major items that impacted operating (loss) income. A brief explanation of these major items follows.

RESOLUTE FOREST PRODUCTS INC.

Excluding Fibrek’s results, cost of sales, excluding depreciation, amortization and cost of timber harvested, on a comparable basis decreased $87 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to lower volumes ($53 million), a favorable currency exchange ($24 million, primarily due to the Canadian dollar) and lower costs for fuel ($7 million), labor and benefits ($11 million, primarily due to mill-level restructuring initiatives), timing of annual maintenance outages ($11 million), offset by higher costs for regular maintenance ($6 million) and energy ($13 million, primarily due to a retroactive energy rebate credit in the second quarter of 2011). In the second quarter of 2011, we were approved for participation in the Northern Industrial Electricity Rate Program (“NIER Program”) in which we earn rebates on electricity purchased and consumed by our paper mills in the province of Ontario from April 1, 2010 through March 31, 2013, provided we comply with the conditions of the program. During the second quarter of 2011, we recorded a rebate of approximately $19 million, of which approximately $14 million represented a retroactive rebate from April 1, 2010 through the first quarter of 2011.

Distribution costs decreased $8 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to lower shipment volumes, partially offset by Fibrek’s distribution costs of $7 million.

Selling, general and administrative costs increased $1 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to $3 million of transaction costs in connection with our acquisition of Fibrek and $3 million of Fibrek’s selling, general and administrative expenses. These higher costs were offset by a $2 million refund in the second quarter of 2012 of certain group benefit premiums paid in prior years and $3 million of corporate employee termination costs recorded in the second quarter of 2011.

We recorded $88 million of closure costs, impairment and other related charges in the second quarter of 2012 compared to $4 million in the second quarter of 2011. We recorded a net gain on disposition of assets of $1 million in the second quarter of 2012 compared to $3 million in the second quarter of 2011. These items are discussed further below under “Segment Results of Operations – Corporate and Other.”

Net (loss) income attributable to Resolute Forest Products Inc.

Net (loss) income attributable to Resolute Forest Products Inc. in the second quarter of 2012 was $20 million of net loss, or $0.20 per common share, a decrease of $81 million, or $0.83 per diluted common share, compared to $61 million of net income, or $0.63 per diluted common share, in the second quarter of 2011. The decrease was due to the decrease in operating income, as discussed above, as well as an increase in other expense, net and a decrease in the income tax benefit, which are discussed below, partially offset by a decrease in interest expense, as discussed below, and an increase in net loss attributable to noncontrolling interests. The increase in net loss attributable to noncontrolling interests was primarily due to our partner’s share of the impairment, severance and other charges related to the assets held for sale for our interest in Bowater Mersey Paper Company Limited (our “Mersey operations”) and the indefinite idling of its Mersey newsprint mill.

Six months ended June 30, 2012 versus June 30, 2011

Sales

Excluding Fibrek’s sales of $74 million in the first six months of 2012, sales on a comparable basis decreased $237 million, or 9.9%, from $2,385 million in the first six months of 2011 to $2,148 million in the same period of 2012. The decrease was primarily due to lower shipments in all of our product lines, an unfavorable currency exchange on our Canadian dollar denominated sales and lower transaction prices for newsprint, coated papers and market pulp, largely offset by higher transaction prices for specialty papers and wood products. The impact of each of these items is discussed further below under “Segment Results of Operations.”

Operating (loss) income

Operating (loss) income decreased $89 million to an operating loss of $10 million in the first six months of 2012 compared to operating income of $79 million in the first six months of 2011. The above table presents the major items that impacted operating (loss) income. A brief explanation of these major items follows.

Excluding Fibrek’s results, cost of sales, excluding depreciation, amortization and cost of timber harvested, on a comparable basis decreased $173 million in the first six months of 2012 compared to the same period of 2011, primarily due to lower volumes ($134 million), a favorable currency exchange ($32 million, primarily due to the Canadian dollar) and lower costs for fuel ($13 million), labor and benefits ($14 million, primarily due to mill-level restructuring initiatives), timing of annual maintenance outages ($2 million) and other favorable cost variances. These lower costs were offset by higher costs for energy ($16 million, primarily due to the $14 million NIER Program retroactive rebate in the second quarter of 2011 and the lost income from the hydroelectric facilities of ACH Limited Partnership (“ACH”), which were sold in the second quarter of 2011), chemicals ($4 million) and regular maintenance ($5 million).

Distribution costs decreased $20 million in the first six months of 2012 compared to the same period of 2011, primarily due to lower shipment volumes, partially offset by Fibrek’s distribution costs of $7 million.

RESOLUTE FOREST PRODUCTS INC.

Selling, general and administrative costs decreased $4 million in the first six months of 2012 compared to the same period of 2011, primarily due to an $11 million refund in the first six months of 2012 of certain group benefit premiums paid in prior years and $7 million of corporate employee termination costs recorded in the same period of 2011. These lower costs were partially offset by $7 million of transaction costs in connection with our acquisition of Fibrek, $3 million of Fibrek’s selling, general and administrative expenses and $2 million of employee termination costs in the first six months of 2012.

We recorded $93 million of closure costs, impairment and other related charges in the first six months of 2012 compared to $17 million in the same period of 2011. We recorded a net gain on disposition of assets of $24 million in the first six months of 2012 compared to $4 million in the same period of 2011. These items are discussed further below under “Segment Results of Operations – Corporate and Other.”

Net income attributable to Resolute Forest Products Inc.

Net income attributable to Resolute Forest Products Inc. in the first six months of 2012 was $3 million, or $0.03 per diluted common share, a decrease of $88 million, or $0.91 per diluted common share, compared to $91 million, or $0.94 per diluted common share, in the same period of 2011. The decrease was due to the decrease in operating income, as discussed above, as well as a decrease in other income, net and a decrease in the income tax benefit, which are discussed below, partially offset by a decrease in interest expense, as discussed below, and an increase in net loss attributable to noncontrolling. The increase in net loss attributable to noncontrolling interests was primarily due to our partner’s share of the impairment, severance and other charges related to the assets held for sale for our interest in our Mersey operations and the indefinite idling of its Mersey newsprint mill.

Non-operating items – three and six months ended June 30, 2012 versus June 30, 2011

Interest expense

Interest expense decreased $10 million from $28 million in the second quarter of 2011 to $18 million in the second quarter of 2012. Interest expense decreased $24 million from $58 million in the first six months of 2011 to $34 million in the same period of 2011. These decreases were primarily due to the redemption of $264 million of the 2018 Notes (as defined under “Liquidity and Capital Resources”) in the second and fourth quarters of 2011.

Other (expense) income, net

Other expense, net in the second quarter of 2012 and 2011 was $10 million and $2 million, respectively, primarily comprised of foreign currency exchange losses of $9 million and foreign currency exchange gains of $2 million, respectively, and costs for the resolution and settlement of disputed creditor claims and other post-emergence activities associated with the creditor protection proceedings of $3 million and $11 million, respectively. Other income, net in the first six months of 2012 and 2011 was $3 million and $17 million, respectively, primarily comprised of foreign currency exchange gains of $3 million and $30 million, respectively, and costs for the resolution and settlement of disputed creditor claims and other post-emergence activities associated with the creditor protection proceedings of $5 million and $22 million, respectively. Other (expense) income, net for both the second quarter and first six months of 2011 also included net gains on extinguishment of debt of $4 million.

Income tax (provision) benefit

In the second quarter and first six months of 2012, an income tax provision of $1 million and an income tax benefit of $9 million, respectively, were recorded on loss before income taxes of $64 million and $41 million, respectively, resulting in an effective tax rate of (2)% and 22%, respectively. Our effective tax rate in the second quarter of 2012 was impacted by an increase in our valuation allowance related to costs associated with the indefinite idling of our Mersey operations where we do not recognize tax benefits, favorable reorganization-related adjustments, as well as foreign exchange related items. Our effective tax rate in the first six months of 2012 was also impacted by favorable adjustments related to research and development tax incentives. In the second quarter and first six months of 2011, an income tax benefit of $39 million and $53 million, respectively, was recorded on income before income taxes of $22 million and $38 million, respectively, resulting in an effective tax rate of (177)% and (139)%, respectively. Our effective tax rate in the second quarter of 2011 was primarily impacted by tax benefits of $44 million related to the settlement of uncertain tax positions. Our effective tax rate in the first six months of 2011 was also impacted by a $10 million favorable reorganization-related adjustment, as well as foreign exchange related items. For additional information, see Note 13, “Income Taxes,” to our Unaudited Interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.

Our effective tax rate varies frequently and substantially from the weighted-average effect of both domestic and foreign statutory tax rates, primarily as a result of the tax treatment on foreign currency gains and losses. We have foreign subsidiaries whose unconsolidated local currency foreign exchange gains and losses are taxed in the local country. Upon consolidation, such gains and losses are eliminated, but the related local tax impacts remain. We also have foreign exchange gains and losses on the conversion of foreign currency denominated items, for which no tax expense or benefit is recorded. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate.

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

Newsprint

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Average price (per metric ton)	$651	$663	$ (12)	$655	$658	$ (3)
Average cost (per metric ton)	$601	$625	$ (24)	$613	$625	$ (12)
Shipments (thousands of metric tons)	639	697	(58)	1,272	1,353	(81)
Downtime (thousands of metric tons)	71	31	40	156	53	103
Inventory at end of period (thousands of metric tons)	82	76	6	82	76	6

(Unaudited, in millions)
Segment sales	$416	$462	$ (46)	$832	$891	$(59)
Segment operating income	32	26	6	53	45	8

Significant items that (unfavorably) favorably impacted segment operating income:
Product pricing and foreign exchange			$ (8)			$ (5)
Shipments			(38)			(54)
Change in sales			(46)			(59)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			47			63

Change in depreciation, amortization and cost of timber harvested			(1)			1

Change in distribution costs			7			7

Change in selling, general and administrative expenses			(1)			(4)

			$ 6			$ 8

Three months ended June 30, 2012 versus June 30, 2011

Segment sales decreased $46 million, or 10.0%, from $462 million in the second quarter of 2011 to $416 million in the second quarter of 2012 due to lower shipment volumes and lower transaction prices (largely due to export markets) and an unfavorable currency exchange on our Canadian dollar denominated sales. Shipments in the second quarter of 2012 decreased 58,000 metric tons, or 8.3%, compared to the second quarter of 2011, primarily related to export markets.

In the second quarter of 2012, downtime at our facilities was primarily market related.

RESOLUTE FOREST PRODUCTS INC.

Segment operating income increased $6 million to $32 million in the second quarter of 2012 compared to $26 million in the second quarter of 2011. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $47 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to lower volumes ($21 million), a favorable currency exchange ($11 million, primarily due to the Canadian dollar) and lower costs for wood and fiber ($7 million, primarily due to lower recycled newspaper prices), fuel ($3 million), labor and benefits ($5 million, primarily due to mill-level restructuring initiatives) and other favorable cost variances, partially offset by higher costs for energy ($10 million, primarily due to the $9 million NIER Program retroactive rebate in the second quarter of 2011 and the lost income from the hydroelectric facilities of ACH, which were sold in the second quarter of 2011).

Segment distribution costs decreased $7 million in the second quarter of 2012 compared to the second quarter of 2011 due to lower shipment volumes and lower distribution costs per ton.

Six months ended June 30, 2012 versus June 30, 2011

Segment sales decreased $59 million, or 6.6%, from $891 million in the first six months of 2011 to $832 million in the same period of 2012 due to lower shipment volumes and slightly lower transaction prices on export volumes. Shipments in the first six months of 2012 decreased 81,000 metric tons, or 6.0%, compared to the same period of 2011, primarily related to export markets.

Segment operating income increased $8 million to $53 million in the first six months of 2012 compared to $45 million in the same period of 2011. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $63 million in the first six months of 2012 compared to the same period of 2011, primarily due to lower volumes ($29 million), a favorable currency exchange ($15 million, primarily due to the Canadian dollar) and lower costs for wood and fiber ($12 million, primarily due to lower recycled newspaper prices), fuel ($4 million), labor and benefits ($9 million, primarily due to mill-level restructuring initiatives) and other favorable cost variances, partially offset by higher costs for energy ($15 million, primarily due to the $9 million NIER Program retroactive rebate in the second quarter of 2011 and the lost income from the hydroelectric facilities of ACH, which were sold in the second quarter of 2011).

Segment distribution costs decreased $7 million in the first six months of 2012 compared to the same period of 2011, primarily due to lower shipment volumes.

Newsprint Third-Party Data: North American newsprint demand declined 1.6% and global newsprint demand declined 2.1% in the first six months of 2012 compared to the same period of 2011. In the first six months of 2012, North American net exports of newsprint were 25.2% lower than the same period of 2011. In particular, exports to Asia and Latin America from North American producers have fallen 38.4% and 7.6%, respectively. Shipments to Asia from Western European producers were up 42.6%. Inventories for North American mills as of June 30, 2012 were 198,000 metric tons, which is 2.5% lower than as of June 30, 2011. The North American operating rate for newsprint was 92% in the first six months of 2012 compared to 91% in the same period of 2011.

RESOLUTE FOREST PRODUCTS INC.

Coated Papers

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Average price (per short ton)	$782	$822	$ (40)	$786	$808	$ (22)
Average cost (per short ton)	$756	$682	$ 74	$776	$730	$ 46
Shipments (thousands of short tons)	154	161	(7)	316	330	(14)
Downtime (thousands of short tons)	5	–	5	17	2	15
Inventory at end of period (thousands of short tons)	28	33	(5)	28	33	(5)

(Unaudited, in millions)
Segment sales	$121	$132	$ (11)	$249	$266	$ (17)
Segment operating income	4	23	(19)	3	26	(23)

Significant items that (unfavorably) favorably impacted segment operating income:
Product pricing			$ (5)			$ (6)
Shipments			(6)			(11)
Change in sales			(11)			(17)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			(8)			(4)

Change in depreciation, amortization and cost of timber harvested			(1)			(2)

Change in selling, general and administrative expenses			1			–

			$ (19)			$ (23)

Three months ended June 30, 2012 versus June 30, 2011

Segment sales decreased $11 million, or 8.3%, from $132 million in the second quarter of 2011 to $121 million in the second quarter of 2012 due to lower shipment volumes and lower transaction prices.

Segment operating income decreased $19 million to $4 million in the second quarter of 2012 compared to $23 million in the second quarter of 2011. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $8 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to higher costs for coating chemicals ($5 million), energy ($1 million), fuel ($1 million) and other unfavorable cost variances, partially offset by lower volumes ($2 million).

Six months ended June 30, 2012 versus June 30, 2011

Segment sales decreased $17 million, or 6.4%, from $266 million in the first six months of 2011 to $249 million in the same period of 2012 due to lower shipment volumes and lower transaction prices.

In the first six months of 2012, downtime at our facility was primarily maintenance related, which included a cold mill outage, as well as the installation of an after coater dryer on one of our paper machines.

Segment operating income decreased $23 million to $3 million in the first six months of 2012 compared to $26 million in the same period of 2011. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, increased $4 million in the first six months of 2012 compared to the same period of 2011, primarily due to higher costs for coating chemicals ($4 million), energy ($3 million), chemicals ($2 million) and the cold mill outage ($2 million), offset by lower volumes ($5 million) and lower costs for fuel
($2 million).

RESOLUTE FOREST PRODUCTS INC.

Coated Papers Third-Party Data: North American demand for coated mechanical papers decreased 4.1% in the first six months of 2012 compared to the same period of 2011. The North American operating rate for coated mechanical papers was 91% in the first six months of 2012 compared to 87% in the same period of 2011. North American coated mechanical mill inventories were at 17 days of supply as of June 30, 2012 compared to 21 days of supply as of June 30, 2011.

Specialty Papers

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Average price (per short ton)	$747	$724	$ 23	$748	$710	$ 38
Average cost (per short ton)	$676	$698	$ (22)	$690	$698	$ (8)
Shipments (thousands of short tons)	386	442	(56)	749	915	(166)
Downtime (thousands of short tons)	7	26	(19)	47	58	(11)
Inventory at end of period (thousands of short tons)	80	76	4	80	76	4

(Unaudited, in millions)
Segment sales	$288	$320	$(32)	$560	$650	$ (90)
Segment operating income	27	11	16	42	11	31

Significant items that favorably (unfavorably) impacted segment operating income:
Product pricing and foreign exchange			$ 10			$ 28
Shipments			(42)			(118)
Change in sales			(32)			(90)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			41			108

Change in depreciation, amortization and cost of timber harvested			1			–

Change in distribution costs			3			10

Change in selling, general and administrative expenses			3			3

			$ 16			$ 31

Three months ended June 30, 2012 versus June 30, 2011

Segment sales decreased $32 million, or 10.0%, from $320 million in the second quarter of 2011 to $288 million in the second quarter of 2012 due to lower shipment volumes, partially offset by higher transaction prices.

Segment operating income increased $16 million to $27 million in the second quarter of 2012 compared to $11 million in the second quarter of 2011. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $41 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to lower volumes ($25 million), a favorable Canadian dollar currency exchange ($8 million) and lower costs for fuel ($4 million), labor and benefits ($2 million, primarily due to mill-level restructuring initiatives) and other favorable cost variances. These lower costs were partially offset by higher costs for energy ($1 million, in part due to the $3 million NIER Program retroactive rebate in the second quarter of 2011).

Segment distribution costs decreased $3 million in the second quarter of 2012 compared to the second quarter of 2011 due to lower shipment volumes, partially offset by higher distribution costs per ton.

RESOLUTE FOREST PRODUCTS INC.

Six months ended June 30, 2012 versus June 30, 2011

Segment sales decreased $90 million, or 13.8%, from $650 million in the first six months of 2011 to $560 million in the same period of 2012 due to lower shipment volumes, partially offset by higher transaction prices. Lower shipment volumes resulted in part from the decision to cease paperboard production at our Coosa Pines, Alabama paper mill in the first quarter of 2011.

Segment operating income increased $31 million to $42 million in the first six months of 2012 compared to $11 million in the same period of 2011. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $108 million in the first six months of 2012 compared to the same period of 2011, primarily due to lower volumes ($80 million), a favorable Canadian dollar currency exchange ($11 million) and lower costs for energy ($2 million, despite the $3 million NIER Program retroactive rebate in the second quarter of 2011), fuel ($7 million), labor and benefits ($3 million, primarily due to mill-level restructuring initiatives) and other favorable cost variances.

Segment distribution costs decreased $10 million in the first six months of 2012 compared to the second quarter of 2011 due to lower shipment volumes, partially offset by higher distribution costs per ton.

Specialty Papers Third-Party Data: In the first six months of 2012 compared to the same period of 2011, North American demand for supercalendered high gloss papers was down 24.8%, for lightweight or directory grades was down 17.4%, for standard uncoated mechanical papers was down 8.6% and in total for all specialty papers was down 17.0%. The North American operating rate for all specialty papers was 91% in the first six months of 2012 compared to 87% in the same period of 2011. North American uncoated mechanical mill inventories were at 19 days of supply as of June 30, 2012 compared to 17 days of supply as of June 30, 2011.

RESOLUTE FOREST PRODUCTS INC.

Market Pulp

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Average price (per metric ton)	$663	$767	$(104)	$652	$751	$(99)
Average cost (per metric ton)	$684	$703	$(19)	$707	$670	$37
Shipments (thousands of metric tons):
Excluding Fibrek	211	223	(12)	410	462	(52)
Fibrek	107	–	107	107	–	107
Downtime (thousands of metric tons)	52	30	22	129	38	91
Inventory at end of period (thousands of metric tons):
Excluding Fibrek	55	56	(1)	55	56	(1)
Fibrek	59	–	59	59	–	59

(Unaudited, in millions)
Segment sales	$211	$171	$40	$338	$347	$(9)
Segment operating (loss) income	(7)	14	(21)	(28)	37	(65)

Significant items that (unfavorably) favorably impacted segment operating (loss) income:
Product pricing and foreign exchange – excluding Fibrek			$(24)			$(44)
Shipments – excluding Fibrek			(10)			(39)
Sales – Fibrek			74			74
Change in sales			40			(9)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested – excluding Fibrek			9			13
Cost of sales, excluding depreciation, amortization and cost of timber harvested – Fibrek			(61)			(61)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			(52)			(48)

Change in depreciation, amortization and cost of timber harvested			(3)			(4)

Change in distribution costs			(5)			(3)

Change in selling, general and administrative expenses			(1)			(1)
			$(21)			$(65)

Three months ended June 30, 2012 versus June 30, 2011

Excluding Fibrek’s sales of $74 million in the second quarter of 2012, segment sales on a comparable basis decreased $34 million, or 19.9%, from $171 million in the second quarter of 2011 to $137 million in the second quarter of 2012 due to lower transaction prices and lower shipment volumes.

Segment operating (loss) income decreased $21 million to an operating loss of $7 million in the second quarter of 2012 compared to operating income of $14 million in the second quarter of 2011. The above table presents the items that impacted segment operating (loss) income. A brief explanation of the major items follows.

Excluding Fibrek’s results, segment cost of sales, excluding depreciation, amortization and cost of timber harvested, on a comparable basis decreased $9 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to lower volumes ($3 million), a favorable Canadian dollar currency exchange ($2 million) and lower costs for labor and benefits ($2 million) and timing of annual maintenance outages ($11 million), partially offset by higher costs for energy ($1 million, primarily due to the $2 million NIER Program retroactive rebate in the second quarter of 2011), regular maintenance ($4 million), chemicals ($2 million) and other unfavorable cost variances.

Segment distribution costs increased $5 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to Fibrek’s distribution costs of $7 million, partially offset by lower shipment volumes, excluding Fibrek.

RESOLUTE FOREST PRODUCTS INC.

Six months ended June 30, 2012 versus June 30, 2011

Excluding Fibrek’s sales of $74 million in the first six months of 2012, segment sales on a comparable basis decreased $83 million, or 23.9%, from $347 million in the first six months of 2011 to $264 million in the same period of 2012 due to lower transaction prices and lower shipment volumes.

Segment operating (loss) income decreased $65 million to an operating loss of $28 million in the first six months of 2012 compared to operating income of $37 million in the same period of 2011. The above table presents the items that impacted segment operating (loss) income. A brief explanation of the major items follows.

Excluding Fibrek’s results, segment cost of sales, excluding depreciation, amortization and cost of timber harvested, on a comparable basis decreased $13 million in the first six months of 2012 compared to the same period of 2011, primarily due to lower volumes ($16 million) and a favorable Canadian dollar currency exchange ($3 million), partially offset by higher costs for energy ($1 million, primarily due to the $2 million NIER Program retroactive rebate in the second quarter of 2011), chemicals ($1 million), labor and benefits ($1 million) and other unfavorable cost variances.

Segment distribution costs increased $3 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to Fibrek’s distribution costs of $7 million, partially offset by lower shipment volumes, excluding Fibrek.

Market Pulp Third-Party Data: Overall demand for chemical market pulp was up 1.6% in the first six months of 2012 compared to the same period of 2011, including a 15% increase in China and a 5.2% increase in Latin America, offset in part by a 5.2% reduction in North America and a 6.1% reduction in Western Europe (the world’s largest pulp market). Overall softwood and hardwood pulp shipments were up 1.0% and 2.4% respectively, the latter driven mainly by eucalyptus pulp, which increased 3.6%. World market pulp producers shipped at 92% of capacity in the first six months of 2012 compared to 91% in the same period of 2011. World market pulp producer inventories of softwood and hardwood grades were at 29 days and 40 days, respectively, of supply as of June 30, 2012 compared to 28 days and 42 days, respectively, of supply as of June 30, 2011. World market pulp producer inventories of all grades were at 34 days of supply as of June 30, 2012 compared to 34 days of supply as of June 30, 2011.

RESOLUTE FOREST PRODUCTS INC.

Wood Products

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Average price (per thousand board feet)	$343	$290	$53	$324	$300	$24
Average cost (per thousand board feet)	$314	$325	$(11)	$317	$322	$(5)
Shipments (millions of board feet)	384	397	(13)	751	772	(21)
Downtime (millions of board feet)	201	150	51	366	243	123
Inventory at end of period (millions of board feet)	116	165	(49)	116	165	(49)

(Unaudited, in millions)
Segment sales	$132	$115	$17	$243	$231	$12
Segment operating income (loss)	12	(14)	26	6	(17)	23

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing and foreign exchange			$20			$18
Shipments			(3)			(6)
Change in sales			17			12

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			5			7

Change in depreciation, amortization and cost of timber harvested			1			(1)

Change in distribution costs			3			6

Change in selling, general and administrative expenses			–			(1)
			$26			$23

Three months ended June 30, 2012 versus June 30, 2011

Segment sales increased $17 million, or 14.8%, from $115 million in the second quarter of 2011 to $132 million in the second quarter of 2012 due to significantly higher transaction prices, partially offset by lower shipment volumes and an unfavorable currency exchange on our Canadian dollar denominated sales.

In the second quarter of 2012, downtime at our facilities was primarily market related.

Segment operating income (loss) improved $26 million to operating income of $12 million in the second quarter of 2012 compared to an operating loss of $14 million in the second quarter of 2011. The above table presents the items that impacted segment operating income (loss). A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $5 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to lower volumes ($2 million), a favorable Canadian dollar currency exchange ($2 million) and other favorable cost variances.

Segment distribution costs decreased $3 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to farther shipping destinations.

Six months ended June 30, 2012 versus June 30, 2011

Segment sales increased $12 million, or 5.2%, from $231 million in the first six months of 2011 to $243 million in the same period of 2012 due to higher transaction prices, partially offset by lower shipment volumes and an unfavorable currency exchange on our Canadian dollar denominated sales.

In the first six months of 2012, downtime at our facilities was primarily market related.

RESOLUTE FOREST PRODUCTS INC.

Segment operating income (loss) improved $23 million to operating income of $6 million in the first six months of 2012 compared to an operating loss of $17 million in the same period of 2011. The above table presents the items that impacted segment operating income (loss). A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $7 million in the first six months of 2012 compared to the same period of 2011, primarily due to lower volumes ($4 million) and a favorable Canadian dollar currency exchange ($3 million).

Segment distribution costs decreased $6 million in the first six months of 2012 compared to the same period of 2011, primarily due to farther shipping destinations.

Wood Products Third-Party Data: Privately-owned housing starts in the U.S. increased 23.6% to a seasonally-adjusted annual rate of 760,000 units in June 2012, compared to 615,000 units in June 2011.

Corporate and Other

The following table is included in order to facilitate the reconciliation of our segment sales and segment operating income (loss) to our total sales and operating (loss) income in our Consolidated Statements of Operations.

	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited, in millions)	2012	2011	Change	2012	2011	Change

Cost of sales, excluding depreciation, amortization and cost of timber harvested	$ (11)	$ (4)	$ (7)	$ (17)	$ (3)	$ (14)

Selling, general and administrative expenses	(6)	(3)	(3)	–	(7)	7

Closure costs, impairment and other related charges	(88)	(4)	(84)	(93)	(17)	(76)

Net gain on disposition of assets	1	3	(2)	24	4	20

Operating loss	$ (104)	$ (8)	$ (96)	$ (86)	$ (23)	$(63)

Cost of sales, excluding depreciation, amortization and cost of timber harvested

Cost of sales, excluding depreciation, amortization and cost of timber harvested, in corporate and other included ongoing costs related to closed mills and other miscellaneous adjustments. Additionally, in the second quarter of 2012, we recorded charges of $7 million for write-downs of inventory as a result of the indefinite idling of our Mersey newsprint mill.

Selling, general and administrative expenses

In the second quarter and first six months of 2012, we recorded $3 million and $7 million, respectively, of transaction costs in connection with our acquisition of Fibrek. In the second quarter and first six months of 2012, we also recorded $2 million and $11 million of refunds of certain group benefit premiums paid in prior years. In the second quarter and first six months of 2012, we recorded approximately $1 million and $3 million, respectively, of corporate employee termination costs. In the second quarter and first six months of 2011, we recorded approximately $3 million and $7 million, respectively, of corporate employee termination costs.

Closure costs, impairment and other related charges

In the second quarter of 2012, we recorded $70 million of long-lived asset impairment charges (including a $7 million writedown of an asset retirement obligation related to environmental liabilities) related to the assets held for sale for our interest in our Mersey operations and $18 million of severance costs and a pension plan curtailment loss, primarily as a result of the indefinite idling of our Mersey newsprint mill, as well as a pension plan settlement loss related to a workforce reduction at our Mersey operations in the fourth quarter of 2011. In the first six months of 2012, we also recorded $5 million of severance costs and a pension curtailment loss as a result of a workforce reduction at our Baie-Comeau paper mill, as well as an adjustment for severance and pension curtailment related to the permanent closure in December 2011 of a paper machine at our Kenogami paper mill.

RESOLUTE FOREST PRODUCTS INC.

In the second quarter of 2011, we recorded $4 million of accelerated depreciation related to the permanent closures of a de-inking line at our Alma, Quebec paper mill and a paper machine and a thermomechanical pulp line at our Baie-Comeau, Quebec paper mill, as well as additional severance costs as a result of the decision to cease paperboard production at our Coosa Pines paper mill. In the first six months of 2011, we also recorded $13 million of accelerated depreciation, long-lived asset impairment charges, severance costs and an other postretirement benefit plan curtailment loss as a result of the decision to cease paperboard production at our Coosa Pines paper mill.

For additional information, see Note 3, “Closure Costs, Impairment and Other Related Charges,” to our Unaudited Interim Consolidated Financial Statements.

Net gain on disposition of assets

During the second quarter of 2012, we recorded a net gain on disposition of assets of $1 million related to the sale of our Petit Saguenay, Quebec sawmill, our recycling division’s assets located in Phoenix, Arizona and various other assets. During the first six months of 2012, we also recorded a net gain on disposition of assets of $23 million related to the sale of a portion of our Mersey timberlands and various other assets. During the second quarter and first six months of 2011, we recorded a net gain on disposition of assets of $3 million and $4 million, respectively, related to the sale of our investment in ACH and various other assets.

For additional information, see Note 4, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net Gain on Disposition of Assets,” to our Unaudited Interim Consolidated Financial Statements.

Liquidity and Capital Resources

Overview

In addition to cash and cash equivalents and net cash provided by operations, our principal external source of liquidity is the ABL Credit Facility, which is defined and discussed below. As of June 30, 2012, we had cash and cash equivalents of $510 million and had $472 million of availability under the ABL Credit Facility. We believe that these sources provide us with adequate liquidity. In 2012, we anticipate that we may use cash on hand to redeem 2018 Notes pursuant to existing redemption features in the notes indenture and repurchase shares of our common stock. Subsequent to June 30, 2012, we used cash on hand to repay $97 million of Fibrek’s outstanding indebtedness, including accrued and unpaid interest (see Note 11, “Long-Term Debt,” to our Unaudited Interim Consolidated Financial Statements for additional information regarding Fibrek’s debt, which we assumed on the acquisition date). Subsequent to June 30, 2012, we also used $10 million of cash on hand as partial consideration in the second step transaction of the Fibrek acquisition.

10.25% senior secured notes due 2018

Our 10.25% senior secured notes (the “2018 Notes”) have a maturity date of October 15, 2018. Interest is payable on the notes on April 15 and October 15 of each year until maturity. As of June 30, 2012 and December 31, 2011, the carrying value of the 2018 Notes was $619 million and $621 million, respectively, which included an unamortized premium of $33 million and $35 million, respectively.

ABL Credit Facility

Our senior secured credit facility (the “ABL Credit Facility”), as amended, has a maturity date of October 28, 2016 and provides an asset-based revolving credit facility of up to $600 million at any time, subject to borrowing base availability. As of June 30, 2012, we had no borrowings and $50 million of letters of credit outstanding under the ABL Credit Facility. As of June 30, 2012, we had $472 million of availability under the ABL Credit Facility, which was comprised of $253 million for the U.S. borrowers (Resolute FP US Inc. and AbiBow Recycling LLC) and $219 million for the Canadian borrower (Resolute FP Canada Inc.).

RESOLUTE FOREST PRODUCTS INC.

Flow of funds

Summary of cash flows

A summary of cash flows for the six months ended June 30, 2012 and 2011 was as follows:

(Unaudited, in millions)	2012	2011
Net cash provided by operating activities	$173	$15
Net cash provided by investing activities	13	266
Net cash used in financing activities	(45)	(303)
Net increase (decrease) in cash and cash equivalents	$141	$(22)

Cash provided by operating activities

The $158 million increase in cash provided by operating activities in the first six months of 2012 compared to the same period of 2011 was primarily related to an increase in cash generated by the changes in working capital and lower pension contributions in the first six months of 2012 compared to the same period of 2011. The lower pension contributions were primarily due to $25 million of 2012 contributions to our Canadian pension plans that were prepaid in the third quarter of 2011.

Cash provided by investing activities

The $253 million decrease in cash provided by investing activities in the first six months of 2012 compared to the same period of 2011 was primarily due to lower proceeds from the disposition of assets (primarily the disposition of our investment in ACH in the first six months of 2011), the cash portion of the consideration paid for the acquisition of Fibrek in the first six months of 2012 and an increase in cash invested in fixed assets in the first six months of 2012 compared to same period of 2011. These changes were partially offset by a decrease in restricted cash in the first six months of 2012 compared to the same period of 2011, primarily due to the release of a tax indemnity given in connection with the sale of our interest in Manicouagan Power Company in 2009.

Capital expenditures for both periods include compliance, maintenance and value-added projects on efficient and lower-cost production facilities.

Cash used in financing activities

The $258 million decrease in cash used in financing activities in the first six months of 2012 compared to the same period of 2011 was primarily due to lower payments of long-term debt (which was partially related to the disposition of ACH in 2011) and lower dividends and distribution to noncontrolling interests in the first six months of 2012 compared to the same period of 2011, partially offset by purchases of treasury stock in the first six months of 2012.

Employee Benefit Plans

Canadian pension funding relief

Based on agreements reached before we emerged from the creditor protection proceedings, the provinces of Quebec and Ontario adopted in 2011 specific regulations, which we refer to as the “funding relief regulations,” to implement funding relief measures with respect to aggregate solvency deficits in our material Canadian registered pension plans, which we refer to as the “affected plans.” These plans represent approximately 80% of our unfunded pension obligations. The funding relief regulations are described in Note 18, “Pension and Other Postretirement Benefit Plans – Canadian pension funding relief,” to our consolidated financial statements for the year ended December 31, 2011. The regulations provide that corrective measures would be required if the aggregate solvency ratio in the affected plans falls below a prescribed level under the target specified by the regulations, as of December 31 in any year through 2014. Thereafter, supplemental contributions would be required if the aggregate solvency ratio in the affected plans falls below a prescribed level under the target specified by the regulations as of December 31 in any year on or after 2015 for the remainder of the period covered by the regulations.

Upon obtaining actuarial valuations, we determined that the aggregate solvency ratio in the affected plans had not met the minimum solvency level prescribed in the regulations, as of December 31, 2011. Accordingly, we must adopt, by March 2013, corrective measures designed to attain the target solvency ratio prescribed in the regulations within five years. The difference between the solvency status as of December 31, 2011 and the target specified under the funding relief regulations represents the portion of the solvency deficit that is subject to corrective measures, and amounts to approximately Cdn$500 million ($500 million, based on the exchange rate in effect on June 30, 2012). The solvency deficit is highly sensitive to changes in interest rates on government treasury securities; a 1% increase in the applicable discount rate, which is correlated to treasury security yields, would decrease the solvency deficit by approximately $450 million and vice versa.

RESOLUTE FOREST PRODUCTS INC.

We will work with other plan stakeholders, including employees, retirees, unions and the provincial governments of Quebec and Ontario to develop corrective measures. With interest rates currently near historic lows, we will work with these stakeholders to develop corrective measures that balance the need to meet our undertakings to retirees, but also provide us the funding predictability we need to manage our business.

Recent Accounting Guidance

There is no new accounting guidance issued which we have not yet adopted that is expected to materially impact our results of operations or financial condition.

RESOLUTE FOREST PRODUCTS INC.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of June 30, 2012. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.

(b) Changes in Internal Control over Financial Reporting:

In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 12, 2012, we filed a motion for directives with the Quebec Superior Court in Canada, the court with jurisdiction in our 2010 creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada), seeking an order to prevent pension regulators in each of Quebec, New Brunswick and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former Abitibi-Consolidated Inc. and Bowater Incorporated operations in these provinces, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the creditor protection proceedings. These plans are subject to the funding relief regulations described above, and we contend, among other things, that any such declaration, if issued, would be inconsistent with the court’s sanction order confirming the plan of reorganization and the terms of our emergence from the creditor protection proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans would have to be funded. The pension regulators are expected to file contestations to our motion by the end of August 2012.

Information on our legal proceedings is presented under Part I, Item 3, “Legal Proceedings,” in our 2011 Annual Report. Except as updated above, there have been no material changes to the legal proceedings described in our 2011 Annual Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our stock repurchases for the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30	–	$–	–	$–
May 1 to May 31	86,800	11.59	86,800	98,993,962
June 1 to June 30	967,467	11.51	967,467	87,861,199
Total	1,054,267	$11.51	1,054,267	$87,861,199

(1)	On May 22, 2012, our board approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million.

RESOLUTE FOREST PRODUCTS INC.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of AbitibiBowater Inc., as filed with the Secretary of State of Delaware on May 23, 2012 (incorporated by reference from Exhibit 3.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed May 29, 2012, SEC File No. 001-33776).

†10.1**	Resolute Forest Products Inc. Severance Policy – Chief Executive Officer and Direct Reports, effective as of August 1, 2012.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.

**	Filed with this Form 10-Q.

†	This is a management contract or compensatory plan or arrangement.

***	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

RESOLUTE FOREST PRODUCTS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOLUTE FOREST PRODUCTS INC.

By	/s/ Jo-Ann Longworth
Jo-Ann Longworth
Senior Vice President and Chief Financial Officer

By	/s/ Silvana Travaglini
Silvana Travaglini
Vice President and Chief Accounting Officer

Dated: August 9, 2012

RESOLUTE FOREST PRODUCTS INC.

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of AbitibiBowater Inc., as filed with the Secretary of State of Delaware on May 23, 2012 (incorporated by reference from Exhibit 3.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed May 29, 2012, SEC File No. 001-33776).

†10.1**	Resolute Forest Products Inc. Severance Policy – Chief Executive Officer and Direct Reports, effective as of August 1, 2012.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.

**	Filed with this Form 10-Q.

†	This is a management contract or compensatory plan or arrangement.

***	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.