Form 10-Q
period 2012-09-30
Resolute Forest Products Inc.
filed 2012-11-09
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑   No ☐

As of October 31, 2012, there were 96,208,272 shares of Resolute Forest Products Inc. common stock outstanding.

RESOLUTE FOREST PRODUCTS INC.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$1,153	$1,224	$3,375	$3,609
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	895	893	2,616	2,726
Depreciation, amortization and cost of timber harvested	59	55	174	164
Distribution costs	131	141	385	415
Selling, general and administrative expenses	41	45	114	122
Closure costs, impairment and other related charges	5	17	98	34
Net (gain) loss on disposition of assets	(4)	1	(28)	(3)
Operating income	26	72	16	151
Interest expense	(17)	(19)	(51)	(77)
Other income (expense), net	19	(68)	22	(51)
Income (loss) before income taxes	28	(15)	(13)	23
Income tax benefit (provision)	3	(27)	12	26
Net income (loss) including noncontrolling interests	31	(42)	(1)	49
Net (income) loss attributable to noncontrolling interests	–	(2)	35	(2)
Net income (loss) attributable to Resolute Forest Products Inc.	$31	$(44)	$34	$47

Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.32	$(0.46)	$0.35	$0.48
Diluted	0.32	(0.46)	0.35	0.48
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	98.1	97.1	98.0	97.1
Diluted	98.1	97.1	98.1	97.1

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) including noncontrolling interests	$ 31	$(42)	$ (1)	$ 49
Other comprehensive income (loss):
Change in unamortized prior service costs and credits, net of tax of $0 for both the three and nine months ended September 30, 2012	–	–	11	–
Change in unamortized actuarial gains and losses, net of tax of $0 for both the three and nine months ended September 30, 2012	1	–	(20)	–
Foreign currency translation	2	(15)	–	4
Change in unrecognized gain on hedged transactions, net of tax of $0 for both the three and nine months ended September 30, 2011	–	1	–	1
Other comprehensive income (loss), net of tax	3	(14)	(9)	5
Comprehensive income (loss) including noncontrolling interests	34	(56)	(10)	54
Less: Comprehensive (income) loss attributable to noncontrolling interests:
Net (income) loss	–	(2)	35	(2)
Change in unamortized actuarial gains and losses, net of tax of $0 for both the three and nine months ended September 30, 2012	–	–	5	–
Foreign currency translation	–	4	3	(1)
Comprehensive loss (income) attributable to noncontrolling interests	–	2	43	(3)
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$ 34	$(54)	$ 33	$ 51

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except per share amount)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$ 343	$ 369
Accounts receivable, net:
Trade	603	582
Other	123	168
Inventories, net	535	475
Assets held for sale	57	7
Deferred income tax assets	112	109
Other current assets	63	59
Total current assets	1,836	1,769
Fixed assets, net	2,487	2,502
Amortizable intangible assets, net	69	18
Deferred income tax assets	1,803	1,749
Other assets	195	260
Total assets	$ 6,390	$ 6,298

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$ 575	$ 544
Current portion of long-term debt	87	–
Liabilities associated with assets held for sale	54	–
Total current liabilities	716	544
Long-term debt, net of current portion	538	621
Pension and other postretirement benefit obligations	1,522	1,524
Deferred income tax liabilities	76	75
Other long-term liabilities	72	57
Total liabilities	2,924	2,821
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 116.9 shares issued and 96.7 shares outstanding as of September 30, 2012; 114.1 shares issued and 97.1 shares outstanding as of December 31, 2011	–	–
Additional paid-in capital	3,729	3,687
Retained earnings	74	41
Accumulated other comprehensive loss	(312)	(311)
Treasury stock at cost, 20.2 shares and 17.0 shares as of September 30, 2012 and December 31, 2011, respectively	(39)	–
Total Resolute Forest Products Inc. shareholders’ equity	3,452	3,417
Noncontrolling interests	14	60
Total equity	3,466	3,477
Total liabilities and equity	$ 6,390	$ 6,298

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, in millions)

	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2011	$–	$3,687	$41	$(311)	$–	$60	$3,477
Share-based compensation costs for equity-classified awards	–	4	–	–	–	–	4
Net income (loss)	–	–	34	–	–	(35)	(1)
Acquisition of Fibrek Inc. (2.8 newly-issued shares and 0.5 shares of treasury stock) (Note 2)	–	38	(1)	–	6	–	43
Purchases of treasury stock (3.7 shares) (Note 15)	–	–	–	–	(45)	–	(45)
Dividends paid to noncontrolling interest	–	–	–	–	–	(3)	(3)
Other comprehensive loss, net of tax	–	–	–	(1)	–	(8)	(9)
Balance as of September 30, 2012	$–	$3,729	$74	$(312)	$(39)	$14	$3,466

As of December 31, 2010, the balance of noncontrolling interests was $278 million. During the nine months ended September 30, 2011, amounts attributable to noncontrolling interests consisted of net income of $2 million, dividends and distribution paid of $19 million, acquisition of a noncontrolling interest of $105 million, disposition of a noncontrolling interest of $99 million, contribution of capital of $15 million and other comprehensive income of $1 million, net of tax, which resulted in a balance of noncontrolling interests of $73 million as of September 30, 2011.

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income including noncontrolling interests	$(1)	$49
Adjustments to reconcile net (loss) income including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	4	2
Depreciation, amortization and cost of timber harvested	174	164
Closure costs, impairment and other related charges	89	32
Write-downs of inventory	7	1
Deferred income taxes	(8)	(25)
Net pension contributions	(71)	(158)
Net gain on disposition of assets	(28)	(3)
(Gain) loss on translation of foreign currency denominated deferred income taxes	(49)	58
Loss (gain) on translation of foreign currency denominated pension and other postretirement benefit obligations	39	(36)
Premium related to debt redemptions	–	(11)
Dividends received from equity method investees in excess of income	2	1
Changes in working capital:
Accounts receivable	51	(17)
Inventories	(9)	(33)
Other current assets	9	23
Accounts payable and accrued liabilities	(11)	(29)
Other, net	(6)	(3)
Net cash provided by operating activities	192	15
Cash flows from investing activities:
Cash invested in fixed assets	(102)	(55)
Disposition of investment in ACH Limited Partnership	–	296
Disposition of other assets	31	19
Acquisition of Fibrek Inc., net of cash acquired (Note 2)	(24)	–
Proceeds from insurance settlements	–	8
Decrease (increase) in restricted cash	76	(2)
Increase in deposit requirements for letters of credit, net	(12)	(2)
Net cash (used in) provided by investing activities	(31)	264
Cash flows from financing activities:
Purchases of treasury stock	(45)	–
Dividends and distribution to noncontrolling interests	(3)	(19)
Acquisition of noncontrolling interest	(27)	(15)
Payments of debt	(112)	(269)
Net cash used in financing activities	(187)	(303)
Net decrease in cash and cash equivalents	(26)	(24)
Cash and cash equivalents:
Beginning of period	369	319
End of period	$343	$295

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

Financial statements

Our interim consolidated financial statements are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited interim consolidated financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012. Certain prior period amounts in our Consolidated Balance Sheets, Consolidated Statements of Cash Flows and footnotes have been reclassified to conform to the 2012 presentation. The reclassifications had no effect on total assets, cash and cash equivalents or net cash provided by operating activities.

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

The acquisition of Fibrek grew our overall market pulp segment and our virgin kraft pulp capacity in particular, providing a better overall balance to our product offering. We believe that the integration of Fibrek’s Saint-Félicien, Quebec mill will result in certain operational synergies as it now operates as an integrated facility, with chips supplied from our regional sawmills.

Our acquisition of Fibrek was achieved in stages. In connection with the offer, between April 11, 2012 and April 25, 2012, we acquired approximately 48.8% of the then outstanding Fibrek shares. On May 2, 2012, we acquired additional shares of Fibrek, after which we owned a controlling interest in Fibrek (approximately 50.1% of the then outstanding Fibrek shares) and Fibrek became a consolidated subsidiary. After May 2, 2012, we acquired additional shares of Fibrek and, as of May 17, 2012, the offer expiry date, we owned approximately 74.6% of the then outstanding Fibrek shares. On July 31, 2012, we completed the second step transaction for the remaining 25.4% of the outstanding Fibrek shares, pursuant to which we distributed aggregate additional consideration of approximately 0.5 million shares and Cdn$10 million ($10 million, based on the exchange rate in effect on July 31, 2012). As aggregate consideration for all of the Fibrek shares purchased, we distributed approximately 3.3 million shares of our common stock and Cdn$63 million ($63 million, based on the exchange rates in effect on each of the dates we acquired the shares of Fibrek) in cash. The remaining portion of the consideration, expected to be approximately Cdn$14 million ($14 million, based on the exchange rate in effect on September 30, 2012), will only be paid out upon settlement or judicial determination of the fair value of claims by dissenting shareholders of Fibrek and was recorded in “Other long-term liabilities” in our Consolidated Balance Sheet as of September 30, 2012.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Initial investment

As noted above, we held an equity interest in Fibrek before we obtained control of Fibrek on May 2, 2012 (the “acquisition date”). We accounted for our initial equity investment in Fibrek as an available for sale investment since we had no ability to exert significant influence over Fibrek at any time prior to acquiring a controlling interest on May 2, 2012.

Acquisition of controlling interest

The acquisition of a controlling interest in Fibrek on May 2, 2012 was accounted for as a business combination in accordance with the acquisition method of accounting pursuant to Financial Accounting Standards Board Accounting Standards Codification 805, “Business Combinations,” which requires recording identifiable assets acquired and liabilities assumed at fair value (except for deferred income taxes and pension and other postretirement benefit (“OPEB”) plan obligations). Additionally, on the acquisition date, we remeasured our initial equity investment in Fibrek at the acquisition-date fair value. The acquisition-date fair value of our previously-held equity interest in Fibrek was $58 million, resulting in a loss of $1 million, which was recorded in “Other income (expense), net” in our Consolidated Statements of Operations for the nine months ended September 30, 2012.

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

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on our estimates of their fair values on the acquisition date.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

The following summarizes our allocation of the purchase price to the fair value of assets acquired and liabilities assumed:

(Unaudited, in millions)
Cash and cash equivalents	$12
Accounts receivable	60
Inventories	63
Other current assets	2
Current assets acquired	137
Fixed assets	161
Amortizable intangible assets	52
Other assets	1
Total assets acquired	$351

Accounts payable and accrued liabilities	$70
Short-term bank debt	36
Current portion of long-term debt	2
Current liabilities assumed	108
Long-term debt, net of current portion	83
Pension and other postretirement benefit obligations	39
Other long-term liabilities	1
Total liabilities assumed	$231

Net assets acquired	120

Fair value of consideration transferred, including our previously-held interest of $58 million	60
Fair value of noncontrolling interest	60
$120

The fair value of the consideration transferred plus the fair value of the noncontrolling interest approximated the fair value of the net assets acquired. Therefore, no goodwill or gain was recognized at the acquisition date. The acquisition-date fair value of the noncontrolling interest in Fibrek was determined based on the market price we paid for Fibrek’s common stock on the acquisition date.

We identified amortizable intangible assets related to energy contracts, which have a weighted-average amortization period of approximately 23 years. The fair value of the amortizable intangible assets was determined based on the discounted cash flow method.

Fibrek’s results of operations have been included in our consolidated financial statements beginning on the acquisition date and are included in the market pulp segment. The amount of Fibrek’s sales and net loss included in our Consolidated Statements of Operations were $94 million and $15 million, respectively, for the three months ended September 30, 2012 and were $168 million and $13 million, respectively, for the nine months ended September 30, 2012. Additionally, “Selling, general and administrative expenses” in our Consolidated Statements of Operations for the nine months ended September 30, 2012 included $7 million of transaction costs associated with the acquisition of our controlling interest in Fibrek.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

The following unaudited pro forma information for the three and nine months ended September 30, 2012 and 2011 represents our results of operations as if the acquisition of Fibrek had occurred on January 1, 2011. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions except per share data)	2012	2011	2012	2011
Sales	$1,153	$1,365	$3,540	$4,037
Net income (loss) attributable to Resolute Forest Products Inc.	31	(30)	30	77
Basic net income (loss) per share attributable to Resolute Forest Products Inc.	0.32	(0.30)	0.31	0.77
Diluted net income (loss) per share attributable to Resolute Forest Products Inc.	0.32	(0.30)	0.31	0.77

The unaudited pro forma net income (loss) attributable to Resolute Forest Products Inc. for the nine months ended September 30, 2012 excludes $18 million of both our and Fibrek’s transaction costs associated with the acquisition.

Acquisition of noncontrolling interest

Subsequent to the May 2, 2012 acquisition date, we acquired the remaining noncontrolling interest in Fibrek, which we accounted for as equity transactions whereby we adjusted the carrying amount of the noncontrolling interest in Fibrek to reflect the change in our ownership interest in Fibrek. As consideration for this additional equity interest in Fibrek, we distributed approximately 1.4 million shares of our common stock and Cdn$27 million ($27 million, based on the exchange rates in effect on each of the dates we acquired the shares of Fibrek) in cash. Transaction costs of approximately $1 million associated with the acquisition of the noncontrolling interest in Fibrek were recorded in “Additional paid-in capital” in our Consolidated Balance Sheet as of September 30, 2012.

Note 3. Closure Costs, Impairment and Other Related Charges

Closure costs, impairment and other related charges for the three and nine months ended September 30, 2012 and 2011 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2012	2011	2012	2011
Accelerated depreciation	$1	$1	$1	$5
Impairment of assets held for sale	(7)	–	63	–
Impairment of long-lived assets	1	10	1	17
Severance and other costs	10	6	33	12
	$5	$17	$98	$34

Accelerated depreciation

During the three months ended September 30, 2012, we recorded accelerated depreciation charges of $1 million related to certain assets. During the three months ended September 30, 2011, we recorded accelerated depreciation charges of $1 million related to the permanent closure of our Saint-Prime, Quebec remanufacturing wood products facility. During the nine months ended September 30, 2011, we also recorded accelerated depreciation charges of $1 million related to the permanent closure of a de-inking line at our Alma, Quebec paper mill, $2 million related to the permanent closure of a paper machine and a thermomechanical pulp line at our Baie-Comeau, Quebec paper mill and $1 million as a result of the decision to cease paperboard production at our Coosa Pines, Alabama paper mill.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Impairment of assets held for sale

During the nine months ended September 30, 2012, we recorded long-lived asset impairment charges of $63 million (including a $7 million writedown of an asset retirement obligation for environmental liabilities) related to assets held for sale in our interest in Bowater Mersey Paper Company Limited (our “Mersey operations”) in Nova Scotia to reduce the carrying value of our net assets to fair value less costs to sell. During the three months ended September 30, 2012, we recorded a $7 million reversal of these impairment charges to increase the carrying value of our net assets in our Mersey operations to our revised estimate of fair value less costs to sell, without exceeding their net carrying value as of the date the decision to sell was made.

Impairment of long-lived assets

During the three months ended September 30, 2012, we recorded long-lived asset impairment charges of $1 million related to the indeterminate idling of a paper machine at our Catawba, South Carolina paper mill. During the three months ended September 30, 2011, we recorded long-lived asset impairment charges of $7 million related to our Mokpo, South Korea paper mill and $3 million related to certain scrapped equipment at our Calhoun, Tennessee paper mill to reduce the carrying value of the assets to their estimated fair value, which was determined based on the assets’ estimated sale or salvage values. During the nine months ended September 30, 2011, we also recorded long-lived asset impairment charges of $7 million as a result of the decision to cease paperboard production at our Coosa Pines paper mill to reduce the carrying value of the assets to their estimated fair value, which was determined based on the assets’ estimated salvage values.

Severance and other costs

During the three months ended September 30, 2012, we recorded $7 million of severance costs primarily consisting of $3 million related to a restructuring initiative at our Catawba paper mill and $2 million as a result of the indefinite idling of our Oakhill, Nova Scotia sawmill. We also recorded other costs consisting primarily of $3 million related to our idled Mersey newsprint mill. During the nine months ended September 30, 2012, we also recorded $9 million of severance costs and $7 million for a pension plan curtailment loss as a result of the indefinite idling of our Mersey newsprint mill, $2 million for a pension plan settlement loss related to a workforce reduction at our Mersey operations in the fourth quarter of 2011, $1 million of severance costs and a $3 million pension plan curtailment loss related to a workforce reduction at our Baie-Comeau paper mill in the first quarter of 2012, as well as a $1 million credit adjustment for severance costs and a $2 million pension plan curtailment loss related to the permanent closure in December 2011 of a paper machine at our Kenogami, Quebec paper mill.

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

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 4. Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net (Gain) Loss on Disposition of Assets

Assets held for sale and liabilities associated with assets held for sale

Assets held for sale as of September 30, 2012 and December 31, 2011 were comprised of the following:

(Unaudited, in millions)	September 30, 2012	December 31, 2011
Cash and cash equivalents	$2	$–
Accounts receivable, net	6	–
Inventories, net	5	–
Other current assets	1	–
Fixed assets, net	43	7
	$57	$7

Liabilities associated with assets held for sale as of September 30, 2012 and December 31, 2011 were comprised of the following:

(Unaudited, in millions)	September 30, 2012	December 31, 2011
Accounts payable and accrued liabilities	$18	$–
Pension and other postretirement benefit obligations	36	–
	$54	$–

As of September 30, 2012, we held for sale our Mersey operations. We expect to complete the sale of these assets within the next twelve months for amounts that equal or exceed their individual carrying values.

As of December 31, 2011, we held for sale our Petit Saguenay, Quebec sawmill and certain parcels of land.

The assets and liabilities held for sale are carried in our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 at the lower of carrying value or fair value less costs to sell.

Net (gain) loss on disposition of assets

During the three months ended September 30, 2012, we sold a parcel of land in Gatineau, Quebec and various other assets for total consideration of $9 million, comprised of a note receivable of $5 million and net cash proceeds of $4 million, resulting in a net gain on disposition of assets of $4 million. During the nine months ended September 30, 2012, we also sold our Petit Saguenay sawmill, our recycling division’s assets located in Phoenix, Arizona, a portion of our Mersey timberlands and various other assets for proceeds of $27 million, resulting in a net gain on disposition of assets of $24 million.

During the three months ended September 30, 2011, we sold our Alabama River, Alabama paper mill and various other assets for proceeds of $11 million, resulting in a net loss on disposition of assets of $1 million. During the nine months ended September 30, 2011, we also sold our investment in ACH Limited Partnership (“ACH”), our Kenora, Ontario paper mill and various other assets for proceeds of $304 million, resulting in a net gain on disposition of assets of $4 million.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 2012 and 2011 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2012	2011	2012	2011
Foreign exchange gain (loss)	$18	$(60)	$21	$(30)
Post-emergence costs (1)	(2)	(13)	(7)	(35)
Income from equity method investments	1	2	3	1
Net gains on extinguishment of debt (Note 11)	–	–	–	4
Interest income	–	–	3	1
Acquisition-related loss (Note 2)	–	–	(1)	–
Miscellaneous income	2	3	3	8
	$19	$(68)	$22	$(51)

(1)

Primarily represents ongoing legal and other professional fees for the resolution and settlement of disputed creditor claims, as well as costs for other post-emergence activities associated with the creditor protection proceedings, from which we emerged on December 9, 2010.

Note 6. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of September 30, 2012 and December 31, 2011 was comprised of the following:

(Unaudited, in millions)	September 30, 2012	December 31, 2011
Unamortized prior service costs (1)	$9	$(2)
Unamortized actuarial losses (2)	(324)	(309)
Foreign currency translation (3)	3	–
	$(312)	$(311)

(1)	Net of deferred income taxes of zero as of both September 30, 2012 and December 31, 2011.
(2)

Net of deferred income tax benefit of $127 million as of both September 30, 2012 and December 31, 2011. Net of unamortized actuarial losses of $13 million and $8 million attributable to noncontrolling interests as of September 30, 2012 and December 31, 2011, respectively.

(3)

No tax effect was recorded for foreign currency translation since the investment in foreign net assets is deemed indefinitely invested. Net of noncontrolling interests of $1 million of foreign exchange losses and $2 million of foreign exchange gains as of September 30, 2012 and December 31, 2011, respectively.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 7. Net Income (Loss) Per Share

The weighted-average number of common shares outstanding used to calculate basic net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders was 98.1 million and 98.0 million for the three and nine months ended September 30, 2012, respectively, and 97.1 million for both the three and nine months ended September 30, 2011. The weighted-average number of common shares outstanding used to calculate diluted net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders was 98.1 million for both the three and nine months ended September 30, 2012 and 97.1 million for both the three and nine months ended September 30, 2011.

No adjustments to net income (loss) attributable to Resolute Forest Products Inc. common shareholders were necessary to calculate basic and diluted net income (loss) per share for all periods presented.

For both the three and nine months ended September 30, 2012, the dilutive impact of 0.8 million option shares and 0.4 million equity-classified restricted stock units (“RSUs”) and deferred stock units on the weighted-average number of common shares outstanding used to calculate diluted net income (loss) per share was nominal. For both the three and nine months ended September 30, 2011, the dilutive impact of 0.5 million option shares and 0.1 million equity-classified RSUs on the weighted-average number of common shares outstanding used to calculate diluted net (loss) income per share was nominal.

Note 8. Inventories, Net

Inventories, net as of September 30, 2012 and December 31, 2011 were comprised of the following:

(Unaudited, in millions)	September 30, 2012	December 31, 2011
Raw materials and work in process	$174	$152
Finished goods	183	168
Mill stores and other supplies	178	155
	$535	$475

During the nine months ended September 30, 2012, we recorded charges of $7 million for write-downs of inventory as a result of the indefinite idling of our Mersey newsprint mill. During the nine months ended September 30, 2011, we recorded charges of $1 million for write-downs of inventory as a result of the decision to cease paperboard production at our Coosa Pines paper mill. These charges were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations.

Note 9. Restricted Cash

In connection with the sale of our investment in Manicouagan Power Company (“MPCo”) in December 2009, we provided certain undertakings and indemnities to Alcoa Canada Ltd., our former partner in MPCo, including an indemnity for potential tax liabilities arising from the transaction. As of September 30, 2012 and December 31, 2011, we maintained a reserve of approximately Cdn$5 million ($5 million, based on the exchange rate in effect on September 30, 2012) and Cdn$83 million ($81 million, based on the exchange rate in effect on December 31, 2011), respectively, to secure those obligations. The decrease in the reserve was due to the partial release of a tax indemnity in the second quarter of 2012. This reserve was included as restricted cash in “Other assets” in our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 10. Severance Related Liabilities

The activity in our severance related liabilities for the nine months ended September 30, 2012 was as follows:

(Unaudited, in millions)	2012 Initiatives	2011 Initiatives	Total
Balance as of December 31, 2011	$ –	$ 11	$ 11
Charges	20	1	21
Payments	(11)	(9)	(20)
Transfer to liabilities associated with assets held for sale	(6)	–	(6)
Balance as of September 30, 2012	$ 3	$ 3	$ 6

During the nine months ended September 30, 2012, we recorded employee termination costs as a result of the indefinite idling of our Mersey newsprint mill, a restructuring initiative at our Catawba paper mill and workforce reductions at our Baie-Comeau paper mill and certain other paper mills. The majority of the remaining severance liability is expected to be paid in 2012.

Employee termination costs were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested,” “Selling, general and administrative expenses” or “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations. The severance accruals were included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets.

Note 11. Long-Term Debt

Overview

Long-term debt, including current portion, as of September 30, 2012 and December 31, 2011, was comprised of the following:

(Unaudited, in millions)	September 30, 2012	December 31, 2011
10.25% senior secured notes due 2018:
Principal amount	$586	$586
Unamortized premium	32	35
Total senior secured notes due 2018	618	621

Fibrek debt:
PSIF – Investissement Quebec loan	3	–
Capital lease obligation	4	–
Total Fibrek debt	7	–

Total debt	625	621
Less: Current portion of long-term debt	(87)	–
Long-term debt, net of current portion	$538	$621

10.25% senior secured notes due 2018

Our 10.25% senior secured notes (the “2018 Notes”) have a maturity date of October 15, 2018. Interest is payable on the notes on April 15 and October 15 of each year until maturity. The fair value of the 2018 Notes was $673 million and $649 million as of September 30, 2012 and December 31, 2011, respectively, and was determined by reference to quoted market prices.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

On October 10, 2012, we redeemed $85 million of principal amount of the 2018 Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. This $85 million of principal amount of the 2018 Notes was included in “Current portion of long-term debt” and the remaining balance of the 2018 Notes of $533 million was included in “Long-term debt, net of current portion” in our Consolidated Balance Sheet as of September 30, 2012.

In June 2011, we redeemed $94 million and $85 million of principal amount of the 2018 Notes at a redemption price of 105% and 103%, respectively, of the principal amount, plus accrued and unpaid interest. As a result of these redemptions, during the nine months ended September 30, 2011, we recorded net gains on extinguishment of debt of approximately $4 million, which were included in “Other income (expense), net” in our Consolidated Statements of Operations.

ABL Credit Facility

Our senior secured credit facility (the “ABL Credit Facility”), as amended, has a maturity date of October 28, 2016 and provides an asset-based revolving credit facility of up to $600 million at any time, subject to borrowing base availability. As of September 30, 2012, we had no borrowings and $54 million of letters of credit outstanding under the ABL Credit Facility. As of September 30, 2012, we had $529 million of availability under the ABL Credit Facility, which was comprised of $264 million for the U.S. borrowers (Resolute FP US Inc. and AbiBow Recycling LLC) and $265 million for the Canadian borrower (Resolute FP Canada Inc.).

Fibrek Debt

As discussed in Note 2, “Acquisition of Fibrek Inc.,” we assumed Fibrek’s outstanding indebtedness on the acquisition date. On July 18, 2012, Fibrek’s term loan and credit facility were repaid in full, plus accrued and unpaid interest, totaling $97 million and the related agreements were cancelled and terminated.

PSIF – Investissement Quebec

On February 23, 2007, Fibrek obtained a Cdn$6 million interest-free loan granted by Investissement Quebec through the Soutien à l’industrie forestière program (“PSIF”) to support investments made in the forest industry. The loan is payable in monthly installments over a maximum of four years starting December 31, 2010. Under the loan agreement, Fibrek must comply with certain restrictive covenants, including the requirement to meet certain financial ratios. As of September 30, 2012, the fair value of the loan approximated its carrying value of $3 million.

Capital lease obligation

Fibrek has a capital lease obligation for a warehouse, which can be renewed for 20 years at Fibrek’s option. Minimal payments are determined by an escalatory price clause.

Promissory Note

During the nine months ended September 30, 2011, we also repaid in full a $90 million secured promissory note issued in connection with the acquisition of the noncontrolling interest in Augusta Newsprint Company.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 12. Employee Benefit Plans

Pension and OPEB plans

The components of net periodic benefit cost relating to our pension and OPEB plans for the three and nine months ended September 30, 2012 and 2011 were as follows:

Pension Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2012	2011	2012	2011
Service cost	$8	$10	$26	$28
Interest cost	79	82	231	248
Expected return on plan assets	(86)	(86)	(253)	(260)
Amortization of actuarial loss	1	–	1	–
Curtailments and settlement	–	–	14	–
	$2	$6	$19	$16

OPEB Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2012	2011	2012	2011
Service cost	$1	$1	$2	$3
Interest cost	5	5	15	16
Curtailment	–	–	–	3
	$6	$6	$17	$22

Events impacting net periodic benefit cost for the nine months ended September 30, 2012

In June 2012, we announced the indefinite idling of part of our Mersey operations, which resulted in the elimination of approximately 176 positions. A curtailment loss of $7 million was included in the net periodic benefit cost of our pension plans for the nine months ended September 30, 2012.

In the fourth quarter of 2011, as a result of a workforce reduction at our Mersey operations, approximately 97 positions were eliminated. A settlement loss of $2 million was included in the net periodic benefit cost of our pension plans for the nine months ended September 30, 2012.

In March 2012, we announced a workforce reduction at our Baie-Comeau paper mill, which resulted in the elimination of approximately 90 positions. A curtailment loss of $3 million was included in the net periodic benefit cost of our pension plans for the nine months ended September 30, 2012.

As a result of the permanent closure in December 2011 of a paper machine at our Kenogami paper mill, approximately 112 positions were eliminated. A curtailment loss of $2 million was included in the net periodic benefit cost of our pension plans for the nine months ended September 30, 2012.

The cost of these curtailments and settlement was included in “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations for the respective periods.

Event impacting net periodic benefit cost for the nine months ended September 30, 2011

In February 2011, as a result of the decision to cease paperboard production at our Coosa Pines paper mill, approximately 137 positions were eliminated. A curtailment loss of $3 million was included in the net periodic benefit cost of our OPEB plans, which was recorded in “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations for the nine months ended September 30, 2011.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Defined contribution plans

The expense for our defined contribution plans totaled $5 million and $6 million for the three months ended September 30, 2012 and 2011, respectively, and $16 million and $17 million for the nine months ended September 30, 2012 and 2011, respectively.

Canadian pension funding relief

Based on agreements reached before we emerged from the creditor protection proceedings, the provinces of Quebec and Ontario adopted in 2011 specific regulations, which we refer to as the “funding relief regulations,” to implement funding relief measures with respect to aggregate solvency deficits in our material Canadian registered pension plans, which we refer to as the “affected plans.” These plans represented approximately 80% of our unfunded pension obligations as of December 31, 2011. The funding relief regulations are described in Note 18, “Pension and Other Postretirement Benefit Plans – Canadian pension funding relief,” to our consolidated financial statements for the year ended December 31, 2011. The regulations provide that corrective measures would be required if the aggregate solvency ratio in the affected plans falls below a prescribed level under the target specified by the regulations as of December 31 in any year through 2014. Thereafter, supplemental contributions would be required if the aggregate solvency ratio in the affected plans falls below a prescribed level under the target specified by the regulations as of December 31 in any year on or after 2015 for the remainder of the period covered by the regulations.

Upon obtaining actuarial valuations, in the second quarter of 2012, we determined that the aggregate solvency ratio in the affected plans had not met the minimum solvency level prescribed in the regulations as of December 31, 2011. Accordingly, the regulations require that we propose, by March 2013, corrective measures designed to attain the target solvency ratio prescribed in the regulations within five years. The difference between the solvency status as of December 31, 2011 and the target specified under the funding relief regulations represents the portion of the solvency deficit that is subject to corrective measures, and amounts to approximately Cdn$500 million ($500 million, based on the exchange rate in effect on September 30, 2012). The solvency deficit is highly sensitive to changes in interest rates on government treasury securities; a 1% increase in the applicable discount rate, which is correlated to treasury security yields, would decrease the solvency deficit by approximately $450 million and vice versa.

We continue to work with other plan stakeholders, including employees, retirees, unions and the provincial governments of Quebec and Ontario to address these corrective measures.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 13. Income Taxes

The income tax benefit (provision) attributable to income (loss) before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three and nine months ended September 30, 2012 and 2011 as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2012	2011	2012	2011
Income (loss) before income taxes	$28	$(15)	$(13)	$23

Income tax benefit (provision):
Expected income tax (provision) benefit	(9)	5	5	(8)
Changes resulting from:
Valuation allowance	(7)	(3)	(35)	(4)
Reorganization-related and other tax adjustments	6	–	16	10
Adjustment for unrecognized tax benefits	2	1	6	45
Foreign exchange	8	(30)	11	(16)
Research and development tax incentives	1	–	4	–
State income taxes and foreign tax rate differences	3	(1)	4	–
Other, net	(1)	1	1	(1)
	$3	$(27)	$12	$26

The increase in the valuation allowance during the three months ended September 30, 2012 primarily related to Fibrek’s operations where we do not recognize tax benefits. The increase in the valuation allowance during the nine months ended September 30, 2012 primarily related to costs associated with the indefinite idling of our Mersey operations where we do not recognize tax benefits. The increase in our valuation allowance during the three and nine months ended September 30, 2011 primarily related to our Mokpo, South Korea operations where we do not recognize tax benefits.

During the three and nine months ended September 30, 2012, we recorded favorable reorganization-related and other tax adjustments of $6 million and $16 million, respectively, compared to favorable reorganization-related and other tax adjustments of $10 million during the nine months ended September 30, 2011. These items represent adjustments associated with our previously reported tax balance sheet accounts.

During the three and nine months ended September 30, 2012, we recorded benefits for previously unrecognized tax benefits of $2 million and $6 million, respectively, following the conclusion of audits related to prior years. During the three and nine months ended September 30, 2011, we recognized certain tax benefits related to uncertain tax positions pursuant to FASB ASC 740, “Income Taxes,” as effectively settled, as certain tax authority examinations were completed.

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

On June 12, 2012, we filed a motion for directives with the Quebec Superior Court in Canada, the court with jurisdiction in our 2010 creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former Abitibi-Consolidated Inc. and Bowater Incorporated operations in these provinces, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the creditor protection proceedings. These plans are subject to the funding relief regulations described in Note 12, “Employee Benefit Plans,” and we contend, among other things, that any such declaration, if issued, would be inconsistent with the court’s sanction order confirming the plan of reorganization and the terms of our emergence from the creditor protection proceedings. A partial wind-up would likely shorten the

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

period in which any deficit within those plans would have to be funded. The pension regulators filed contestations to our motion in August 2012.

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

On July 31, 2012, we completed the second step transaction for the remaining 25.4% of the outstanding Fibrek shares. We expect to pay additional consideration to former holders of Fibrek shares that have exercised dissenters’ rights in respect of the transaction. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of claims by dissenting shareholders of Fibrek. For additional information, see Note 2, “Acquisition of Fibrek Inc.”

Information on our commitments and contingencies is presented in Note 20, “Commitments and Contingencies,” included in our consolidated financial statements for the year ended December 31, 2011. Except as updated above, there have been no material developments to the commitments and contingencies described in our consolidated financial statements for the year ended December 31, 2011.

Note 15. Share Capital

On May 22, 2012, our board approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million. During the three and nine months ended September 30, 2012, we repurchased 2.6 million and 3.7 million shares, respectively, at a cost of $33 million and $45 million, respectively.

On November 6, 2012, we distributed 14,758,828 shares of our common stock from the disputed claim share reserve established in connection with our December 2010 emergence from the creditor protection proceedings. Following this distribution, 4,015,994 shares remain in the disputed claim share reserve. In accordance with the terms of the plans of reorganization, further supplemental interim distributions of the shares held in reserve will be made to unsecured creditors as claims are resolved. Distributions from the disputed claim share reserve are not dilutive, as the shares in the reserve were issued and have been outstanding since emergence.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 16. Segment Information

We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our primary product lines: newsprint, coated papers, specialty papers, market pulp and wood products.

None of the income or loss items following “Operating income” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net (gain) loss on disposition of assets and other discretionary charges or credits are not allocated to our segments. We allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets. Additionally, all selling, general and administrative expenses, excluding employee termination costs and certain discretionary charges and credits, are allocated to our segments.

Information about certain segment data for the three and nine months ended September 30, 2012 and 2011 was as follows:

(Unaudited, in millions)	Newsprint	Coated Papers	Specialty Papers	Market Pulp (1)	Wood Products	Corporate and Other	Consolidated Total
Sales
Third quarter 2012	$404	$109	$279	$233	$128	$–	$1,153
Third quarter 2011	468	140	316	175	125	–	1,224

First nine months 2012	1,236	358	839	571	371	–	3,375
First nine months 2011	1,359	406	966	522	356	–	3,609

Depreciation, amortization and cost of timber harvested
Third quarter 2012	$18	$9	$11	$13	$8	$–	$59
Third quarter 2011	18	9	12	8	8	–	55

First nine months 2012	54	28	35	31	26	–	174
First nine months 2011	55	26	36	22	25	–	164

Operating income (loss) (2)
Third quarter 2012	$26	$3	$26	$(22)	$6	$(13)	$26
Third quarter 2011	18	18	27	36	(3)	(24)	72

First nine months 2012	79	6	68	(50)	12	(99)	16
First nine months 2011	63	44	38	73	(20)	(47)	151

(1)

Market pulp sales excluded inter-segment sales of $12 million and $7 million for the three months ended September 30, 2012 and 2011, respectively, and $31 million and $33 million for the nine months ended September 30, 2012 and 2011, respectively.

(2)	Corporate and other operating loss for the three and nine months ended September 30, 2012 and 2011 included the following significant items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2012	2011	2012	2011
Net gain (loss) on disposition of assets	$4	$(1)	$28	$3
Closure costs, impairment and other related charges	(5)	(17)	(98)	(34)
Write-downs of inventory	–	–	(7)	(1)
Employee termination costs	–	(5)	(3)	(12)
Transaction costs in connection with our acquisition of Fibrek	–	–	(7)	–
Start up costs of idled mill	(5)	–	(5)	–
	$(6)	$(23)	$(92)	$(44)

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 17. Condensed Consolidating Financial Information

The following information is presented in accordance with Rule 3-10 of Regulation S-X and the public information requirements of Rule 144 promulgated pursuant to the Securities Act of 1933, as amended, in connection with Resolute Forest Products Inc.’s 2018 Notes that are fully and unconditionally guaranteed, on a joint and several basis, by all of our 100% owned material U.S. subsidiaries except for Fibrek’s U.S. subsidiaries (the “Guarantor Subsidiaries”). The 2018 Notes are not guaranteed by our foreign subsidiaries, our less than 100% owned U.S. subsidiaries and Fibrek’s U.S. subsidiaries (the “Non-guarantor Subsidiaries”).

The following condensed consolidating financial information sets forth the Statements of Operations for the three and nine months ended September 30, 2012 and 2011, the Balance Sheets as of September 30, 2012 and December 31, 2011 and the Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 for Resolute Forest Products Inc. (the “Parent”), the Guarantor Subsidiaries on a combined basis and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$ –	$ 718	$ 797	$ (362)	$ 1,153
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	631	626	(362)	895
Depreciation, amortization and cost of timber harvested	–	23	36	–	59
Distribution costs	–	36	95	–	131
Selling, general and administrative expenses	6	10	25	–	41
Closure costs, impairment and other related charges	–	4	1	–	5
Net gain on disposition of assets	–	–	(4)	–	(4)
Operating (loss) income	(6)	14	18	–	26
Interest expense	(57)	(1)	(1)	42	(17)
Other income, net	–	47	14	(42)	19
Parent’s equity in income of subsidiaries	72	–	–	(72)	–
Income before income taxes	9	60	31	(72)	28
Income tax benefit (provision)	22	(35)	16	–	3
Net income including noncontrolling interests	31	25	47	(72)	31
Net loss attributable to noncontrolling interests	–	–	–	–	–
Net income attributable to Resolute Forest Products Inc.	$ 31	$ 25	$ 47	$ (72)	$ 31

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$ –	$ 2,163	$ 2,328	$ (1,116)	$ 3,375
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	1,918	1,814	(1,116)	2,616
Depreciation, amortization and cost of timber harvested	–	69	105	–	174
Distribution costs	–	106	279	–	385
Selling, general and administrative expenses	18	33	63	–	114
Closure costs, impairment and other related charges	–	4	94	–	98
Net gain on disposition of assets	–	–	(28)	–	(28)
Operating (loss) income	(18)	33	1	–	16
Interest expense	(163)	(3)	(6)	121	(51)
Other income, net	–	130	13	(121)	22
Parent’s equity in income of subsidiaries	150	–	–	(150)	–
(Loss) income before income taxes	(31)	160	8	(150)	(13)
Income tax benefit (provision)	65	(65)	12	–	12
Net income including noncontrolling interests	34	95	20	(150)	(1)
Net loss attributable to noncontrolling interests	–	–	35	–	35
Net income attributable to Resolute Forest Products Inc.	$ 34	$ 95	$ 55	$ (150)	$ 34

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2011
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$ –	$808	$811	$(395)	$1,224
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	686	602	(395)	893
Depreciation, amortization and cost of timber harvested	–	22	33	–	55
Distribution costs	–	38	103	–	141
Selling, general and administrative expenses	18	22	5	–	45
Closure costs, impairment and other related charges	–	4	13	–	17
Net (gain) loss on disposition of assets	–	(1)	2	–	1
Operating (loss) income	(18)	37	53	–	72
Interest expense	(53)	(1)	(3)	38	(19)
Other income (expense), net	–	31	(61)	(38)	(68)
Parent’s equity in income (loss) of subsidiaries	6	–	–	(6)	–
(Loss) income before income taxes	(65)	67	(11)	(6)	(15)
Income tax benefit (provision)	21	(21)	(27)	–	(27)
Net (loss) income including noncontrolling interests	(44)	46	(38)	(6)	(42)
Net income attributable to noncontrolling interests	–	–	(2)	–	(2)
Net (loss) income attributable to Resolute Forest Products Inc.	$ (44)	$46	$(40)	$ (6)	$(44)

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2011
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$ –	$ 2,376	$ 2,364	$ (1,131)	$ 3,609
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	2,025	1,832	(1,131)	2,726
Depreciation, amortization and cost of timber harvested	–	67	97	–	164
Distribution costs	–	118	297	–	415
Selling, general and administrative expenses	19	45	58	–	122
Closure costs, impairment and other related charges	–	18	16	–	34
Net gain on disposition of assets	–	(1)	(2)	–	(3)
Operating (loss) income	(19)	104	66	–	151
Interest expense	(164)	(6)	(16)	109	(77)
Other income (expense), net	12	99	(53)	(109)	(51)
Parent’s equity in income (loss) of subsidiaries	164	–	–	(164)	–
Income (loss) before income taxes	(7)	197	(3)	(164)	23
Income tax benefit (provision)	54	(18)	(10)	–	26
Net income (loss) including noncontrolling interests	47	179	(13)	(164)	49
Net income attributable to noncontrolling interests	–	–	(2)	–	(2)
Net income (loss) attributable to Resolute Forest Products Inc.	$ 47	$ 179	$ (15)	$ (164)	$ 47

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 2	$ 194	$ 147	$ –	$ 343
Accounts receivable, net	–	339	387	–	726
Accounts receivable from affiliates	–	–	370	(370)	–
Inventories, net	–	175	360	–	535
Assets held for sale	–	–	57	–	57
Deferred income tax assets	–	27	85	–	112
Notes and interest receivable from parent	–	1,358	–	(1,358)	–
Note receivable from affiliate	–	8	–	(8)	–
Note receivable from a subsidiary	41	–	–	(41)	–
Other current assets	–	23	40	–	63
Total current assets	43	2,124	1,446	(1,777)	1,836
Fixed assets, net	–	896	1,591	–	2,487
Amortizable intangible assets, net	–	–	69	–	69
Deferred income tax assets	–	522	1,281	–	1,803
Notes receivable from affiliate	–	33	–	(33)	–
Investments in and advances to consolidated subsidiaries	5,961	2,088	–	(8,049)	–
Other assets	–	97	98	–	195
Total assets	$ 6,004	$ 5,760	$ 4,485	$ (9,859)	$ 6,390

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$ 28	$ 160	$ 387	$ –	$ 575
Current portion of long-term debt	85	–	2	–	87
Liabilities associated with assets held for sale	–	–	54	–	54
Accounts payable to affiliates	212	158	–	(370)	–
Notes and interest payable to subsidiaries	1,358	–	–	(1,358)	–
Note payable to affiliate	–	–	8	(8)	–
Note payable to parent	–	–	41	(41)	–
Total current liabilities	1,683	318	492	(1,777)	716
Long-term debt, net of current portion	533	–	5	–	538
Long-term debt due to affiliate	–	–	33	(33)	–
Pension and other postretirement benefit obligations	–	444	1,078	–	1,522
Deferred income tax liabilities	–	–	76	–	76
Other long-term liabilities	–	34	38	–	72
Total liabilities	2,216	796	1,722	(1,810)	2,924
Total equity	3,788	4,964	2,763	(8,049)	3,466
Total liabilities and equity	$ 6,004	$ 5,760	$ 4,485	$ (9,859)	$ 6,390

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET As of December 31, 2011
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ –	$ 128	$ 241	$ –	$ 369
Accounts receivable, net	–	349	401	–	750
Accounts receivable from affiliates	–	–	302	(302)	–
Inventories, net	–	172	303	–	475
Assets held for sale	–	–	7	–	7
Deferred income tax assets	–	27	82	–	109
Notes and interest receivable from parent	–	1,238	–	(1,238)	–
Note receivable from affiliate	–	11	–	(11)	–
Note receivable from a subsidiary	41	–	–	(41)	–
Other current assets	–	16	43	–	59
Total current assets	41	1,941	1,379	(1,592)	1,769
Fixed assets, net	–	938	1,564	–	2,502
Amortizable intangible assets, net	–	–	18	–	18
Deferred income tax assets	–	524	1,225	–	1,749
Notes receivable from affiliate	–	33	–	(33)	–
Investments in and advances to consolidated subsidiaries	5,805	2,076	–	(7,881)	–
Other assets	–	101	159	–	260
Total assets	$ 5,846	$ 5,613	$ 4,345	$ (9,506)	$ 6,298

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$ 15	$ 166	$ 363	$ –	$ 544
Accounts payable to affiliates	220	82	–	(302)	–
Notes and interest payable to subsidiaries	1,238	–	–	(1,238)	–
Note payable to affiliate	–	–	11	(11)	–
Note payable to parent	–	–	41	(41)	–
Total current liabilities	1,473	248	415	(1,592)	544
Long-term debt	621	–	–	–	621
Long-term debt due to affiliate	–	–	33	(33)	–
Pension and other postretirement benefit obligations	–	475	1,049	–	1,524
Deferred income tax liabilities	–	–	75	–	75
Other long-term liabilities	–	34	23	–	57
Total liabilities	2,094	757	1,595	(1,625)	2,821
Total equity	3,752	4,856	2,750	(7,881)	3,477
Total liabilities and equity	$ 5,846	$ 5,613	$ 4,345	$ (9,506)	$ 6,298

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Nine Months Ended September 30, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$–	$126	$66	$–	$192
Cash flows from investing activities:
Cash invested in fixed assets	–	(29)	(73)	–	(102)
Disposition of other assets	–	–	31	–	31
Acquisition of Fibrek, net of cash acquired	–	–	(24)	–	(24)
Decrease in restricted cash	–	–	76	–	76
Increase in deposit requirements for letters of credit, net	–	–	(12)	–	(12)
Advances from (to) affiliate	47	(31)	(16)	–	–
Net cash provided by (used in) investing activities	47	(60)	(18)	–	(31)
Cash flows from financing activities:
Purchases of treasury stock	(45)	–	–	–	(45)
Dividends to noncontrolling interest	–	–	(3)	–	(3)
Acquisition of noncontrolling interest	–	–	(27)	–	(27)
Payments of debt	–	–	(112)	–	(112)
Net cash used in financing activities	(45)	–	(142)	–	(187)
Net increase (decrease) in cash and cash equivalents	2	66	(94)	–	(26)
Cash and cash equivalents:
Beginning of period	–	128	241	–	369
End of period	$2	$194	$147	$–	$343

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Nine Months Ended September 30, 2011
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$–	$108	$ (93)	$–	$15
Cash flows from investing activities:
Cash invested in fixed assets	–	(21)	(34)	–	(55)
Disposition of investment in ACH	–	–	296	–	296
Disposition of other assets	–	11	8	–	19
Proceeds from insurance settlements	–	–	8	–	8
Increase in restricted cash	–	–	(2)	–	(2)
Increase in deposit requirements for letters of credit, net	–	–	(2)	–	(2)
Advances from (to) affiliate	–	150	(150)	–	–
Net cash provided by investing activities	–	140	124	–	264
Cash flows from financing activities:
Dividends and distribution to noncontrolling interests	–	–	(19)	–	(19)
Acquisition of noncontrolling interest	–	–	(15)	–	(15)
Payments of debt	–	(269)	–	–	(269)
Net cash used in financing activities	–	(269)	(34)	–	(303)
Net decrease in cash and cash equivalents	–	(21)	(3)	–	(24)
Cash and cash equivalents:
Beginning of period	–	164	155	–	319
End of period	$–	$143	$152	$–	$295

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 18. Subsequent Events

The following significant events occurred subsequent to September 30, 2012:

•	As more fully discussed in Note 11, “Long-Term Debt,” on October 10, 2012, we redeemed $85 million of principal amount of the 2018 Notes.

•

On October 29, 2012, the province of Quebec informed us that it had granted an additional extension of the effective date to require us to transfer property of our Jim-Gray hydroelectric facility and the associated installation to the province for no consideration following the non-renewal of our water power lease on January 1, 2012. As extended, the transfer would be effective as of February 15, 2013. The province’s actions are not consistent with our understanding of the water power lease in question. We continue to evaluate our legal options. At this time, we believe that the remaining useful life of the assets remains unchanged. The carrying value of the hydroelectric assets and the intangible assets associated with the Jim-Gray installation as of September 30, 2012 was approximately $94 million. If we are unable to renew the water rights at this facility, we will reevaluate the remaining useful life of these assets, which may result in accelerated depreciation and amortization charges at that time. Additional information regarding our Jim-Gray hydroelectric facility is presented in Note 4, “Amortizable Intangible Assets, Net,” and Note 12, “Fixed Assets, Net,” included in our consolidated financial statements for the year ended December 31, 2011.

•

On November 6, 2012, we announced that we will permanently close a paper machine at our Laurentide, Quebec paper mill, effective November 26, 2012, due to an important drop in demand and an increase in market capacity of the paper grade produced by that paper machine.

RESOLUTE FOREST PRODUCTS INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) of Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us” or the “Company”) provides information that we believe is useful in understanding our results of operations, cash flows and financial condition for the three and nine months ended September 30, 2012. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited interim consolidated financial statements and related notes appearing in Item 1 of this Quarterly Report on Form 10-Q (“Unaudited Interim Consolidated Financial Statements”). On November 7, 2011, we began doing business as Resolute Forest Products. At the annual meeting of shareholders on May 23, 2012, the shareholders approved an amendment to our certificate of incorporation to change our corporate name from AbitibiBowater Inc. to Resolute Forest Products Inc., effective May 24, 2012. The ticker symbol for our common stock was changed from “ABH” to “RFP” on the New York Stock Exchange on May 24, 2012 and on the Toronto Stock Exchange on May 28, 2012.

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

The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this Form 10-Q include risks associated with our acquisition of Fibrek Inc. (“Fibrek”), including that the businesses of Resolute Forest Products and Fibrek may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected and disruption from the transaction may make it more difficult to maintain relationships with customers, employees and suppliers, and the risks enumerated under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “2011 Annual Report”).

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

Reducing debt and associated interest charges is one of our primary financial goals. We believe this improves our financial flexibility and supports the implementation of our strategic objectives. On October 10, 2012, we redeemed $85 million of principal amount of the 2018 Notes (as defined and discussed below under “Liquidity and Capital Resources”).

On May 22, 2012, our board approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million. During the three and nine months ended September 30, 2012, we repurchased 2.6 million and 3.7 million shares, respectively, at a cost of $33 million and $45 million, respectively.

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

On December 15, 2011, we announced an offer to purchase all of the issued and outstanding shares of Fibrek, a producer and marketer of virgin and recycled kraft pulp, operating three mills. As of May 17, 2012, the offer expiry date, we had acquired 74.6% of the then outstanding Fibrek shares. On July 31, 2012, we completed the second step transaction for the remaining 25.4% of the outstanding Fibrek shares. As aggregate consideration for all of the Fibrek shares purchased, we distributed approximately 3.3 million shares of our common stock and Cdn$63 million ($63 million, based on the exchange rates in effect on each of the dates we acquired the shares of Fibrek) in cash. We expect to pay additional consideration to former holders of Fibrek shares that have exercised dissenters’ rights in respect of the transaction. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of claims by dissenting shareholders of Fibrek and was recorded in “Other long-term liabilities” in our Consolidated Balance Sheet included in our Unaudited Interim Consolidated Financial Statements as of September 30, 2012. For additional information regarding our acquisition of Fibrek, see Note 2, “Acquisition of Fibrek Inc.,” to our Unaudited Interim Consolidated Financial Statements.

Business and Financial Review

Overview

Through our subsidiaries, we manufacture newsprint, coated and specialty papers, market pulp and wood products. We operate pulp and paper manufacturing facilities in Canada, the United States and South Korea, as well as wood products manufacturing facilities in Canada and hydroelectric facilities in Quebec, Canada.

As discussed further below, newsprint, coated papers and specialty papers, particularly supercalendered high gloss papers and lightweight and directory grades, experienced decreases in North American demand in the first nine months of 2012 compared to the same period of 2011. Global shipments of market pulp increased during the first nine months of 2012 compared to the same period of 2011, particularly in China, but market pricing fell substantially. Our wood products segment benefited from a significant increase in market pricing in the first nine months of 2012 compared to the same period of 2011.

RESOLUTE FOREST PRODUCTS INC.

The average value of the Canadian dollar was US$1.01 and US$1.00 for the three and nine months ended September 30, 2012, respectively, compared to US$1.02 for both the three and nine months ended September 30, 2011.

Fibrek’s results of operations have been included in our Unaudited Interim Consolidated Financial Statements beginning May 2, 2012, which is the date on which we acquired a controlling interest, and are included in the market pulp segment. The amount of Fibrek’s sales, operating loss and net loss included in our Consolidated Statements of Operations included in our Unaudited Interim Consolidated Financial Statements (“Consolidated Statements of Operations”) were $94 million, $13 million and $15 million, respectively, for the three months ended September 30, 2012 and were $168 million, $12 million and $13 million, respectively, for the nine months ended September 30, 2012. Fibrek’s operating loss was primarily due to the lost production and costs associated with the Saint-Félicien, Quebec mill’s five week outage for annual maintenance and necessary work to improve its operational and environmental performance.

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, in millions, except per share amounts)	2012	2011	Change	2012	2011	Change
Sales	$1,153	$1,224	$(71)	$3,375	$3,609	$(234)
Operating income	26	72	(46)	16	151	(135)
Net income (loss) attributable to Resolute Forest Products Inc.	31	(44)	75	34	47	(13)
Net income (loss) per share attributable to Resolute Forest Products Inc. – basic	0.32	(0.46)	0.78	0.35	0.48	(0.13)
Net income (loss) per share attributable to Resolute Forest Products Inc. – diluted	0.32	(0.46)	0.78	0.35	0.48	(0.13)

Significant items that (unfavorably) favorably impacted operating income:
Product pricing and foreign exchange – excluding Fibrek			$(9)			$(18)
Shipments – excluding Fibrek			(156)			(384)
Sales – Fibrek			94			168
Change in sales			(71)			(234)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested – excluding Fibrek			91			264
Cost of sales, excluding depreciation, amortization and cost of timber harvested – Fibrek			(93)			(154)
Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			(2)			110

Change in depreciation, amortization and cost of timber harvested			(4)			(10)

Change in distribution costs			10			30

Change in selling, general and administrative expenses			4			8

Change in closure costs, impairment and other related charges			12			(64)

Change in net (gain) loss on disposition of assets			5			25
			$(46)			$(135)

Three months ended September 30, 2012 versus September 30, 2011

Sales

Excluding Fibrek’s sales of $94 million in the third quarter of 2012, sales on a comparable basis decreased $165 million, or 13.5%, from $1,224 million in the third quarter of 2011 to $1,059 million in the third quarter of 2012. The decrease was primarily due to lower shipments in all of our product lines, an unfavorable currency exchange on our Canadian dollar denominated sales and lower transaction prices, particularly for market pulp, largely offset by higher transaction prices for wood products. The impact of each of these items is discussed further below under “Segment Results of Operations.”

RESOLUTE FOREST PRODUCTS INC.

Operating income

Operating income decreased $46 million to $26 million in the third quarter of 2012 compared to $72 million in the third quarter of 2011. As discussed above, operating income in the third quarter of 2012 included a $13 million operating loss related to Fibrek. The above table presents the major items that impacted operating income. A brief explanation of these major items follows.

Excluding Fibrek’s results, cost of sales, excluding depreciation, amortization and cost of timber harvested, on a comparable basis decreased $91 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to lower volumes ($89 million), a favorable currency exchange ($9 million, primarily due to the Canadian dollar) and lower costs for labor and benefits ($13 million, primarily due to asset optimization and restructuring initiatives) and energy ($10 million), partially offset by the timing of annual maintenance outages ($6 million), start-up costs of an idled mill ($5 million) and higher costs for regular maintenance ($3 million), chemicals ($3 million), wood and fiber ($3 million) and other unfavorable cost variances.

Distribution costs decreased $10 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to lower shipment volumes, partially offset by Fibrek’s distribution costs of $8 million.

Selling, general and administrative expenses decreased $4 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to a reduction of $3 million of professional and consulting service fees and $4 million of corporate employee termination costs recorded in the third quarter of 2011, partially offset by $2 million of Fibrek’s selling, general and administrative expenses in the third quarter of 2012.

We recorded $5 million of closure costs, impairment and other related charges in the third quarter of 2012 compared to $17 million in the third quarter of 2011. We recorded a net gain on disposition of assets of $4 million in the third quarter of 2012 compared to a net loss on disposition of assets of $1 million in the third quarter of 2011. These items are discussed further below under “Segment Results of Operations – Corporate and Other.”

Net income (loss) attributable to Resolute Forest Products Inc.

Net income (loss) attributable to Resolute Forest Products Inc. in the third quarter of 2012 was $31 million of net income, or $0.32 per diluted common share, an improvement of $75 million, or $0.78 per diluted common share, compared to $44 million of net loss, or $0.46 per common share, in the third quarter of 2011. The improvement was due to a decrease in interest expense, an increase in other income (expense), net, an increase in the income tax benefit, all of which are discussed below, and a decrease in net income attributable to noncontrolling interests, offset by a decrease in operating income, as discussed above.

Nine months ended September 30, 2012 versus September 30, 2011

Sales

Excluding Fibrek’s sales of $168 million in the first nine months of 2012, sales on a comparable basis decreased $402 million, or 11.1%, from $3,609 million in the first nine months of 2011 to $3,207 million in the same period of 2012. The decrease was primarily due to lower shipments in all of our product lines, an unfavorable currency exchange on our Canadian dollar denominated sales and lower transaction prices, particularly for market pulp, largely offset by higher transaction prices for specialty papers and wood products. The impact of each of these items is discussed further below under “Segment Results of Operations.”

Operating income

Operating income decreased $135 million to $16 million in the first nine months of 2012 compared to operating income of $151 million in the same period of 2011. As discussed above, operating income in the first nine months of 2012 included a $12 million operating loss related to Fibrek. The above table presents the major items that impacted operating income. A brief explanation of these major items follows.

Excluding Fibrek’s results, cost of sales, excluding depreciation, amortization and cost of timber harvested, on a comparable basis decreased $264 million in the first nine months of 2012 compared to the same period of 2011, primarily due to lower volumes ($221 million), a favorable currency exchange ($41 million, primarily due to the Canadian dollar) and lower costs for natural gas ($15 million) and labor and benefits ($27 million, primarily due to asset optimization and restructuring initiatives). These lower costs were

RESOLUTE FOREST PRODUCTS INC.

partially offset by start-up costs of an idled mill ($5 million) and higher costs for energy ($6 million, primarily due to a 2010 retroactive energy rebate recorded in the second quarter of 2011, as discussed below, and the lost income from the hydroelectric facilities of ACH Limited Partnership (“ACH”), which were sold in the second quarter of 2011), chemicals ($7 million), maintenance ($12 million), wood and fiber ($2 million) and other unfavorable cost variances. In the second quarter of 2011, we were approved for participation in the Northern Industrial Electricity Rate Program (“NIER Program”) in which we earn rebates on electricity purchased and consumed by our paper mills in the province of Ontario from April 1, 2010 through March 31, 2013, provided we comply with the conditions of the program. During the second quarter of 2011, we recorded a rebate of approximately $19 million, of which approximately $8 million represented a retroactive rebate from 2010.

Distribution costs decreased $30 million in the first nine months of 2012 compared to the same period of 2011, primarily due to lower shipment volumes, partially offset by Fibrek’s distribution costs of $15 million.

Selling, general and administrative expenses decreased $8 million in the first nine months of 2012 compared to the same period of 2011, primarily due to an $11 million refund in the first nine months of 2012 of certain group benefit premiums paid in prior years and $11 million of corporate employee termination costs recorded in 2011. These lower costs were partially offset by $7 million of transaction costs in connection with our acquisition of Fibrek and $5 million of Fibrek’s selling, general and administrative expenses in the first nine months of 2012.

We recorded $98 million of closure costs, impairment and other related charges in the first nine months of 2012 compared to $34 million in the same period of 2011. We recorded a net gain on disposition of assets of $28 million in the first nine months of 2012 compared to $3 million in the same period of 2011. These items are discussed further below under “Segment Results of Operations – Corporate and Other.”

Net income (loss) attributable to Resolute Forest Products Inc.

Net income attributable to Resolute Forest Products Inc. in the first nine months of 2012 was $34 million, or $0.35 per diluted common share, a decrease of $13 million, or $0.13 per diluted common share, compared to $47 million, or $0.48 per diluted common share, in the same period of 2011. The decrease was due to the decrease in operating income, as discussed above, and a decrease in the income tax benefit, which is discussed below, offset by a decrease in interest expense, as well as an increase in other income (expense), net, which are discussed below, and an increase in net loss attributable to noncontrolling interests. The increase in net loss attributable to noncontrolling interests was primarily due to our partner’s share of the impairment, severance and other charges related to the assets held for sale in our interest in Bowater Mersey Paper Company Limited (our “Mersey operations”) in Nova Scotia.

Non-operating items – three and nine months ended September 30, 2012 versus September 30, 2011

Interest expense

Interest expense decreased $2 million from $19 million in the third quarter of 2011 to $17 million in the third quarter of 2012. Interest expense decreased $26 million from $77 million in the first nine months of 2011 to $51 million in the same period of 2012. These decreases were primarily due to the redemption of $264 million of the 2018 Notes (as defined under “Liquidity and Capital Resources”) in the second and fourth quarters of 2011.

Other income (expense), net

Other income (expense), net in the third quarter of 2012 and 2011 was $19 million of other income and $68 million of other expense, respectively, primarily comprised of foreign currency exchange gains of $18 million and foreign currency exchange losses of $60 million, respectively, and costs for the resolution and settlement of disputed creditor claims and other post-emergence activities associated with the creditor protection proceedings of $2 million and $13 million, respectively. Other income (expense), net in the first nine months of 2012 and 2011 was $22 million of other income and $51 million of other expense, respectively, primarily comprised of foreign currency exchange gains of $21 million and foreign currency exchange losses of $30 million, respectively, and costs for the resolution and settlement of disputed creditor claims and other post-emergence activities associated with the creditor protection proceedings of $7 million and $35 million, respectively. Foreign exchange gains and losses included in other income (expense), net are a result of the translation of Canadian dollar net monetary assets to U.S. dollars. The foreign exchange gains in the third quarter and first nine months of 2012 were due to a stronger U.S. dollar versus the Canadian dollar as of September 30, 2012 compared to a weaker U.S. dollar versus the Canadian dollar as of September 30, 2011. Other income (expense), net for the first nine months of 2012 and 2011 included interest income of $3 million and $1 million, respectively. Other expense, net, for the first nine months of 2011, also included net gains on extinguishment of debt of $4 million.

RESOLUTE FOREST PRODUCTS INC.

Income tax benefit (provision)

In the third quarter of 2012, an income tax benefit of $3 million was recorded on income before income taxes of $28 million, resulting in an effective tax rate of (11)%. Our effective tax rate in the third quarter of 2012 was impacted by $6 million of favorable reorganization-related and other tax adjustments as well as foreign exchange related items of $8 million, partially offset by an increase in our valuation allowance, primarily related to Fibrek’s operations where we do not recognize tax benefits. In the first nine months of 2012, an income tax benefit of $12 million was recorded on a loss before income taxes of $13 million, resulting in an effective tax rate of 92%. Our effective tax rate in the first nine months of 2012 was impacted by $16 million of favorable reorganization-related and other tax adjustments, foreign exchange related items of $11 million and a $6 million benefit for previously unrecognized tax benefits, partially offset by an increase in our valuation allowance, mostly related to costs associated with the indefinite idling of our Mersey operations where we do not recognize tax benefits.

In the third quarter of 2011, an income tax provision of $27 million was recorded on a loss before income taxes of $15 million, resulting in an effective tax rate of (180)%. Our effective tax rate in the third quarter of 2011 was primarily impacted by unfavorable foreign exchange related items of $30 million. In the first nine months of 2011, an income tax benefit of $26 million was recorded on income before income taxes of $23 million, resulting in an effective tax rate of (113)%. Our effective tax rate in the first nine months of 2011 was favorably impacted by tax benefits of $45 million related to the settlement of uncertain tax positions and $10 million of reorganization-related and other tax adjustments, partially offset by unfavorable foreign exchange related items of $16 million. For additional information, see Note 13, “Income Taxes,” to our Unaudited Interim Consolidated Financial Statements.

Our effective tax rate can be subject to frequent and substantial variations from the weighted-average of both domestic and foreign statutory tax rates. This results from foreign exchange related items of our Canadian subsidiaries having a functional currency (U.S. dollar) different from the currency used to determine taxable income (Canadian dollar). As a result, the foreign exchange gains and losses used to calculate the income tax provision of our Canadian subsidiaries are determined on a different basis from the foreign exchange gains and losses included in our consolidated financial statements. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate.

Segment Results of Operations

We manage our business based on the products that we manufacture. Accordingly, our reportable segments correspond to our primary product lines: newsprint, coated papers, specialty papers, market pulp and wood products. None of the income or loss items following “Operating income” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, employee termination costs, net (gain) loss on dispositions of assets and other discretionary charges or credits are not allocated to our segments. Additionally, all selling, general and administrative expenses, excluding employee termination costs and certain discretionary charges and credits, are allocated to our segments. Depreciation expense is also allocated to our segments. For additional information regarding our segments, see Note 16, “Segment Information,” to our Unaudited Interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.

Newsprint

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Average price (per metric ton)	$655	$663	$(8)	$655	$660	$(5)
Average cost (per metric ton)	$613	$638	$(25)	$613	$629	$(16)
Shipments (thousands of metric tons)	617	706	(89)	1,889	2,059	(170)
Downtime (thousands of metric tons)	50	13	37	206	66	140
Inventory at end of period (thousands of metric tons)	75	81	(6)	75	81	(6)

(Unaudited, in millions)
Segment sales	$404	$468	$(64)	$1,236	$1,359	$(123)
Segment operating income	26	18	8	79	63	16

Significant items that (unfavorably) favorably impacted segment operating income:
Product pricing and foreign exchange			$(5)			$(10)
Shipments			(59)			(113)
Change in sales			(64)			(123)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			64			127

Change in depreciation, amortization and cost of timber harvested			–			1

Change in distribution costs			7			14

Change in selling, general and administrative expenses			1			(3)

			$8			$16

Three months ended September 30, 2012 versus September 30, 2011

Segment sales decreased $64 million, or 13.7%, from $468 million in the third quarter of 2011 to $404 million in the third quarter of 2012, primarily due to lower shipment volumes to export markets. Shipments in the third quarter of 2012 decreased 89,000 metric tons, or 12.6%, compared to the third quarter of 2011.

In the third quarter of 2012, downtime at our facilities was primarily due to market conditions and capital improvements.

Segment operating income increased $8 million to $26 million in the third quarter of 2012 compared to $18 million in the third quarter of 2011. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $64 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to lower volumes ($34 million), a favorable currency exchange ($4 million, primarily due to the Canadian dollar) and lower costs for labor and benefits ($13 million, primarily due to asset optimization and restructuring initiatives), wood and fiber ($7 million, primarily due to lower recycled newspaper prices) and energy ($7 million), partially offset by other unfavorable cost variances.

Segment distribution costs decreased $7 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to lower shipment volumes.

RESOLUTE FOREST PRODUCTS INC.

Nine months ended September 30, 2012 versus September 30, 2011

Segment sales decreased $123 million, or 9.1%, from $1,359 million in the first nine months of 2011 to $1,236 million in the same period of 2012, primarily due to lower shipment volumes to export markets. Shipments in the first nine months of 2012 decreased 170,000 metric tons, or 8.3%, compared to the same period of 2011.

In the first nine months of 2012, downtime at our facilities was primarily market related.

Segment operating income increased $16 million to $79 million in the first nine months of 2012 compared to $63 million in the same period of 2011. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $127 million in the first nine months of 2012 compared to the same period of 2011, primarily due to lower volumes ($62 million), a favorable currency exchange ($19 million, primarily due to the Canadian dollar), lower costs for wood and fiber ($18 million, primarily due to lower recycled newspaper prices), labor and benefits ($23 million, primarily due to asset optimization and restructuring initiatives), natural gas ($6 million) and other favorable cost variances, partially offset by higher costs for energy ($8 million, primarily due to the 2010 NIER Program retroactive rebate of $5 million recorded in the second quarter of 2011 and the lost income from the hydroelectric facilities of ACH, which were sold in the second quarter of 2011).

Segment distribution costs decreased $14 million in the first nine months of 2012 compared to the same period of 2011, primarily due to lower shipment volumes.

Newsprint Third-Party Data: North American newsprint demand declined 0.6% and global newsprint demand declined 2.7% in the first nine months of 2012 compared to the same period of 2011. In the first nine months of 2012, North American net exports of newsprint were 26.3% lower than the same period of 2011. In particular, exports to Asia from North American producers have fallen 38.3%. Inventories for North American mills as of September 30, 2012 were 201,000 metric tons, which is 5.2% higher than as of September 30, 2011. The North American operating rate for newsprint was 92% in the first nine months of 2012, compared to 93% in the same period in 2011.

RESOLUTE FOREST PRODUCTS INC.

Coated Papers

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Average price (per short ton)	$792	$837	$(45)	$788	$818	$(30)
Average cost (per short ton)	$768	$730	$38	$774	$730	$44
Shipments (thousands of short tons)	138	167	(29)	454	497	(43)
Downtime (thousands of short tons)	34	–	34	51	2	49
Inventory at end of period (thousands of short tons)	17	31	(14)	17	31	(14)

(Unaudited, in millions)
Segment sales	$109	$140	$(31)	$358	$406	$(48)
Segment operating income	3	18	(15)	6	44	(38)

Significant items that (unfavorably) favorably impacted segment operating income:
Product pricing			$(7)			$(13)
Shipments			(24)			(35)
Change in sales			(31)			(48)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			14			10

Change in depreciation, amortization and cost of timber harvested			–			(2)

Change in distribution costs			1			1

Change in selling, general and administrative expenses			1			1

			$(15)			$(38)

Three months ended September 30, 2012 versus September 30, 2011

Segment sales decreased $31 million, or 22.1%, from $140 million in the third quarter of 2011 to $109 million in the third quarter of 2012 due to lower shipment volumes and lower transaction prices.

In the third quarter of 2012, downtime at our facility was primarily related to the indeterminate idling of a paper machine at our Catawba, South Carolina paper mill on June 30, 2012.

Segment operating income decreased $15 million to $3 million in the third quarter of 2012 compared to $18 million in the third quarter of 2011. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $14 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to lower volumes ($12 million) and lower costs for labor and benefits ($1 million, as a result of restructuring initiatives at the Catawba paper mill) and other favorable cost variances.

Segment distribution costs decreased $1 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to lower shipment volumes.

Nine months ended September 30, 2012 versus September 30, 2011

Segment sales decreased $48 million, or 11.8%, from $406 million in the first nine months of 2011 to $358 million in the same period of 2012 due to lower shipment volumes and lower transaction prices.

In the first nine months of 2012, downtime at our facility was primarily related to the indeterminate idling of a paper machine at our Catawba paper mill on June 30, 2012.

RESOLUTE FOREST PRODUCTS INC.

Segment operating income decreased $38 million to $6 million in the first nine months of 2012 compared to $44 million in the same period of 2011. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $10 million in the first nine months of 2012 compared to the same period of 2011, primarily due to lower volumes ($17 million) and lower costs for labor and benefits ($2 million), partially offset by higher costs for coating and other chemicals ($6 million) and other unfavorable cost variances.

Segment distribution costs decreased $1 million in the first nine months of 2012 compared to the same period of 2011, primarily due to lower shipment volumes.

Coated Papers Third-Party Data: North American demand for coated mechanical papers decreased 4.1% in the first nine months of 2012 compared to the same period of 2011. The North American operating rate for coated mechanical papers was 94% in the first nine months of 2012 compared to 91% in the same period of 2011. North American coated mechanical mill inventories were at 13 days of supply as of September 30, 2012 compared to 20 days of supply as of September 30, 2011.

Specialty Papers

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Average price (per short ton)	$748	$747	$1	$748	$722	$26
Average cost (per short ton)	$678	$682	$(4)	$686	$693	$(7)
Shipments (thousands of short tons)	372	422	(50)	1,121	1,337	(216)
Downtime (thousands of short tons)	7	7	–	54	65	(11)
Inventory at end of period (thousands of short tons)	70	82	(12)	70	82	(12)

(Unaudited, in millions)
Segment sales	$279	$316	$(37)	$839	$966	$(127)
Segment operating income	26	27	(1)	68	38	30

Significant items that favorably (unfavorably) impacted segment operating income:
Product pricing and foreign exchange			$1			$29
Shipments			(38)			(156)
Change in sales			(37)			(127)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			28			136

Change in depreciation, amortization and cost of timber harvested			1			1

Change in distribution costs			4			14

Change in selling, general and administrative expenses			3			6

			$(1)			$30

Three months ended September 30, 2012 versus September 30, 2011

Segment sales decreased $37 million, or 11.7%, from $316 million in the third quarter of 2011 to $279 million in the third quarter of 2012, primarily due to lower shipment volumes.

In the third quarter of 2012, downtime at our facilities was primarily maintenance related.

Segment operating income decreased $1 million to $26 million in the third quarter of 2012 compared to $27 million in the third quarter of 2011. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

RESOLUTE FOREST PRODUCTS INC.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $28 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to lower volumes ($26 million), a favorable Canadian dollar currency exchange ($3 million) and lower costs for energy ($2 million), offset by higher costs for maintenance ($3 million).

Segment distribution costs decreased $4 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to lower shipment volumes.

Nine months ended September 30, 2012 versus September 30, 2011

Segment sales decreased $127 million, or 13.1%, from $966 million in the first nine months of 2011 to $839 million in the same period of 2012 due to lower shipment volumes, partially offset by higher transaction prices. Lower shipment volumes resulted in part from the decision to cease paperboard production at our Coosa Pines, Alabama paper mill in the first quarter of 2011.

In the first nine months of 2012, downtime at our facilities was primarily market related.

Segment operating income increased $30 million to $68 million in the first nine months of 2012 compared to $38 million in the same period of 2011. The above table presents the items that impacted segment operating income. A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $136 million in the first nine months of 2012 compared to the same period of 2011, primarily due to lower volumes ($105 million), a favorable Canadian dollar currency exchange ($14 million) and lower costs for natural gas ($7 million), energy ($4 million, despite the 2010 NIER Program retroactive rebate recorded in the second quarter of 2011), labor and benefits ($4 million, primarily due to mill-level restructuring initiatives) and other favorable cost variances. These lower costs were partially offset by higher costs for maintenance ($4 million), as well as wood and fiber ($2 million).

Segment distribution costs decreased $14 million in the first nine months of 2012 compared to the same period of 2011 due to lower shipment volumes, partially offset by higher distribution costs per ton.

Specialty Papers Third-Party Data: In the first nine months of 2012 compared to the same period of 2011, North American demand for supercalendered high gloss papers was down 25.3%, lightweight or directory grades was down 16.9%, standard uncoated mechanical papers was down 8.0% and all specialty papers in total was down 17.0%. The North American operating rate for all specialty papers was 93% in the first nine months of 2012 compared to 92% in the same period of 2011. North American uncoated mechanical mill inventories were at 18 days of supply as of September 30, 2012 compared to 17 days of supply as of September 30, 2011.

RESOLUTE FOREST PRODUCTS INC.

Market Pulp

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Average price (per metric ton)	$658	$741	$(83)	$655	$747	$(92)
Average cost (per metric ton)	$720	$587	$133	$712	$642	$70
Shipments (thousands of metric tons):
Excluding Fibrek	220	236	(16)	630	698	(68)
Fibrek	135	–	135	242	–	242
Downtime (thousands of metric tons):
Excluding Fibrek	27	2	25	136	40	96
Fibrek	82	–	82	102	–	102
Inventory at end of period (thousands of metric tons):
Excluding Fibrek	57	79	(22)	57	79	(22)
Fibrek	42	–	42	42	–	42

(Unaudited, in millions)
Segment sales	$233	$175	$58	$571	$522	$49
Segment operating (loss) income	(22)	36	(58)	(50)	73	(123)

Significant items that (unfavorably) favorably impacted segment operating (loss) income:
Product pricing and foreign exchange – excluding Fibrek			$(23)			$(67)
Shipments – excluding Fibrek			(13)			(52)
Sales – Fibrek			94			168
Change in sales			58			49

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested – excluding Fibrek			(10)			3
Cost of sales, excluding depreciation, amortization and cost of timber harvested – Fibrek			(93)			(154)

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			(103)			(151)

Change in depreciation, amortization and cost of timber harvested			(5)			(9)

Change in distribution costs			(7)			(10)

Change in selling, general and administrative expenses			(1)			(2)
			$(58)			$(123)

Three months ended September 30, 2012 versus September 30, 2011

Excluding Fibrek’s sales of $94 million in the third quarter of 2012, segment sales on a comparable basis decreased $36 million, or 20.6%, from $175 million in the third quarter of 2011 to $139 million in the third quarter of 2012 due to lower transaction prices and lower shipment volumes.

In the third quarter of 2012, downtime at our facilities was both market and maintenance related.

Segment operating (loss) income decreased $58 million to an operating loss of $22 million in the third quarter of 2012 compared to operating income of $36 million in the third quarter of 2011. As discussed above, the operating loss in the third quarter of 2012 included a $13 million operating loss related to Fibrek as a result of the lost production and costs associated with the Saint-Félicien mill’s five week outage for annual maintenance and necessary work to improve its operational and environmental performance. The above table presents the items that impacted segment operating (loss) income. A brief explanation of the major items follows.

RESOLUTE FOREST PRODUCTS INC.

Excluding Fibrek’s results, segment cost of sales, excluding depreciation, amortization and cost of timber harvested, on a comparable basis increased $10 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to higher costs for regular maintenance ($2 million), chemicals ($5 million), labor and benefits ($3 million), the timing of annual maintenance outages ($4 million) and other unfavorable cost variances, partially offset by lower volumes ($5 million).

Segment depreciation, amortization and cost of timber harvested increased $5 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to Fibrek’s depreciation and amortization costs of $4 million.

Segment distribution costs increased $7 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to Fibrek’s distribution costs of $8 million, partially offset by lower shipment volumes, excluding Fibrek.

Segment selling, general and administrative expenses increased $1 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to Fibrek’s selling, general and administrative expenses of $2 million.

Nine months ended September 30, 2012 versus September 30, 2011

Excluding Fibrek’s sales of $168 million in the first nine months of 2012, segment sales on a comparable basis decreased $119 million, or 22.8%, from $522 million in the first nine months of 2011 to $403 million in the same period of 2012 due to lower transaction prices and lower shipment volumes.

In the first nine months of 2012, downtime at our facilities was both market and maintenance related.

Segment operating (loss) income decreased $123 million to an operating loss of $50 million in the first nine months of 2012 compared to operating income of $73 million in the same period of 2011. As discussed in more detail above, the operating loss in the first nine months of 2012 included a $12 million operating loss related to Fibrek. The above table presents the items that impacted segment operating (loss) income. A brief explanation of the major items follows.

Excluding Fibrek’s results, segment cost of sales, excluding depreciation, amortization and cost of timber harvested, on a comparable basis decreased $3 million in the first nine months of 2012 compared to the same period of 2011, primarily due to lower volumes ($21 million) and a favorable Canadian dollar currency exchange ($4 million), partially offset by higher costs for chemicals ($6 million), maintenance ($6 million), labor and benefits ($3 million) and other unfavorable cost variances.

Segment depreciation, amortization and cost of timber harvested increased $9 million in the first nine months of 2012 compared to the same period of 2011, primarily due to Fibrek’s depreciation and amortization costs of $6 million.

Segment distribution costs increased $10 million in the first nine months of 2012 compared to the same period of 2011, primarily due to Fibrek’s distribution costs of $15 million, partially offset by lower shipment volumes, excluding Fibrek.

Segment selling, general and administrative expenses increased $2 million in the first nine months of 2012 compared to the same period of 2011, primarily due to Fibrek’s selling, general and administrative expenses of $5 million.

Market Pulp Third-Party Data: Overall chemical market pulp demand increased 2.2% in the first nine months of 2012, primarily due to a 12.1% increase in demand from China, largely offset by decreases of 4.3% in North America and 3.4% in Western Europe. Global demand for softwood pulp, which represents approximately 80% of our virgin fiber capacity, was up 1.8%. Hardwood pulp demand was up 2.7%, driven mainly by a 3.4% increase in eucalyptus pulp demand. World market pulp producers shipped at 91% of capacity in the first nine months of 2012 compared to 90% in the same period of 2011. World market pulp producer inventories of softwood and hardwood grades were at 26 days and 37 days, respectively, of supply as of September 30, 2012 compared to 33 days and 43 days, respectively, of supply as of September 30, 2011. World market pulp producer inventories of all grades were at 31 days of supply as of September 30, 2012 compared to 38 days of supply as of September 30, 2011.

RESOLUTE FOREST PRODUCTS INC.

Wood Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Average price (per thousand board feet)	$372	$298	$74	$339	$299	$40
Average cost (per thousand board feet)	$356	$305	$51	$329	$316	$13
Shipments (millions of board feet)	343	417	(74)	1,094	1,189	(95)
Downtime (millions of board feet)	133	157	(24)	499	400	99
Inventory at end of period (millions of board feet)	107	137	(30)	107	137	(30)

(Unaudited, in millions)
Segment sales	$128	$125	$3	$371	$356	$15
Segment operating income (loss)	6	(3)	9	12	(20)	32

Significant items that favorably (unfavorably) impacted segment operating income (loss):
Product pricing and foreign exchange			$25			$43
Shipments			(22)			(28)
Change in sales			3			15

Change in cost of sales, excluding depreciation, amortization and cost of timber harvested			1			8

Change in depreciation, amortization and cost of timber harvested			–			(1)

Change in distribution costs			5			11

Change in selling, general and administrative expenses			–			(1)
			$9			$32

Three months ended September 30, 2012 versus September 30, 2011

Segment sales increased $3 million, or 2.4%, from $125 million in the third quarter of 2011 to $128 million in the third quarter of 2012 due to significantly higher transaction prices, largely offset by lower shipment volumes.

In the third quarter of 2012, downtime at our facilities was primarily market related.

Segment operating income (loss) improved $9 million to operating income of $6 million in the third quarter of 2012 compared to an operating loss of $3 million in the third quarter of 2011. The above table presents the items that impacted segment operating income (loss). A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $1 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to lower volumes ($12 million), partially offset by higher costs for wood ($8 million, primarily due to higher stumpage and transportation costs related to fuel pricing and longer distances) and other unfavorable cost variances.

Segment distribution costs decreased $5 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to lower shipment volumes.

Nine months ended September 30, 2012 versus September 30, 2011

Segment sales increased $15 million, or 4.2%, from $356 million in the first nine months of 2011 to $371 million in the same period of 2012 due to higher transaction prices, partially offset by lower shipment volumes.

In the first nine months of 2012, downtime at our facilities was primarily market related.

RESOLUTE FOREST PRODUCTS INC.

Segment operating income (loss) improved $32 million to operating income of $12 million in the first nine months of 2012 compared to an operating loss of $20 million in the same period of 2011. The above table presents the items that impacted segment operating income (loss). A brief explanation of the major items follows.

Segment cost of sales, excluding depreciation, amortization and cost of timber harvested, decreased $8 million in the first nine months of 2012 compared to the same period of 2011, primarily due to lower volumes ($16 million), a favorable Canadian dollar currency exchange ($4 million) and other favorable cost variances, partially offset by higher costs for wood ($13 million, primarily due to higher stumpage and transportation costs related to fuel pricing and longer distances).

Segment distribution costs decreased $11 million in the first nine months of 2012 compared to the same period of 2011, primarily due to lower shipment volumes and lower distribution costs per board foot.

Wood Products Third-Party Data: Privately-owned housing starts in the U.S. increased 34.8% to a seasonally-adjusted annual rate of 872,000 units in September 2012, compared to 647,000 units in September 2011.

Corporate and Other

The following table is included in order to facilitate the reconciliation of our segment operating income (loss) to our total operating income in our Consolidated Statements of Operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Unaudited, in millions)	2012	2011	Change	2012	2011	Change

Cost of sales, excluding depreciation, amortization and cost of timber harvested	$ (8)	$ (2)	$ (6)	$ (25)	$ (5)	$ (20)

Selling, general and administrative expenses	(4)	(4)	–	(4)	(11)	7

Closure costs, impairment and other related charges	(5)	(17)	12	(98)	(34)	(64)

Net gain (loss) on disposition of assets	4	(1)	5	28	3	25
Operating loss	$ (13)	$ (24)	$ 11	$ (99)	$ (47)	$ (52)

Cost of sales, excluding depreciation, amortization and cost of timber harvested

Cost of sales, excluding depreciation, amortization and cost of timber harvested, in corporate and other included ongoing costs related to closed mills of $2 million and $2 million in the third quarter of 2012 and 2011, respectively, and $12 million and $4 million in the first nine months of 2012 and 2011, respectively, as well as other miscellaneous adjustments. In the third quarter and first nine months of 2012, we recorded $5 million for start-up costs of an idled mill. Additionally, in the first nine months of 2012, we recorded charges of $7 million for write-downs of inventory as a result of the indefinite idling of our Mersey operations.

Selling, general and administrative expenses

In the first nine months of 2012, we recorded $7 million of transaction costs in connection with our acquisition of Fibrek, $11 million of refunds of certain group benefit premiums paid in prior years, $2 million of corporate employee termination costs and other expenses. In the third quarter and first nine months of 2011, we recorded approximately $4 million and $11 million, respectively, of corporate employee termination costs.

Closure costs, impairment and other related charges

In the third quarter of 2012, we recorded $5 million of closure costs, impairment and other related charges for long-lived asset impairment charges and severance costs related to a restructuring initiative at our Catawba paper mill, adjustments to long-lived asset impairment charges and other costs as a result of the indefinite idling of our Mersey newsprint mill, severance costs related to the indefinite idling of our Oakhill, Nova Scotia sawmill and other miscellaneous restructuring charges. In the first nine months of 2012, we also recorded $93 million of long-lived asset impairment charges, severance and other costs as a result of the indefinite idling of our Mersey newsprint mill, severance and other costs related to a workforce reduction at our Baie-Comeau paper mill in the first quarter of 2012 and severance and other costs related to the permanent closure in December 2011 of a paper machine at our Kenogami, Quebec paper mill.

RESOLUTE FOREST PRODUCTS INC.

In the third quarter of 2011, we recorded $17 million of closure costs, impairment and other related charges for long-lived asset impairment charges related to our Mokpo, South Korea paper mill and certain scrapped equipment at our Calhoun, Tennessee paper mill, accelerated depreciation related to the permanent closure of our Saint-Prime, Quebec remanufacturing wood products facility, and severance and other costs primarily for an early retirement program for employees at our Mokpo paper mill and miscellaneous adjustments to severance liabilities. In the first nine months of 2011, we also recorded $17 million of accelerated depreciation related to the permanent closures of a de-inking line at our Alma, Quebec paper mill and a paper machine and a thermomechanical pulp line at our Baie-Comeau, Quebec paper mill and accelerated depreciation, long-lived asset impairment charges, severance and other costs as a result of the decision to cease paperboard production at our Coosa Pines paper mill.

For additional information, see Note 3, “Closure Costs, Impairment and Other Related Charges,” to our Unaudited Interim Consolidated Financial Statements.

Net (gain) loss on disposition of assets

During the third quarter of 2012, we recorded a net gain on disposition of assets of $4 million related to the sale of a parcel of land in Gatineau, Quebec and various other assets. During the first nine months of 2012, we also recorded a net gain on disposition of assets of $24 million related to the sale of our Petit Saguenay, Quebec sawmill, our recycling division’s assets located in Phoenix, Arizona, a portion of our Mersey timberlands and various other assets. During the third quarter of 2011, we recorded a net loss on disposition of assets of $1 million related to the sale of our Alabama River, Alabama paper mill and various other assets. During the first nine months of 2011, we also recorded a net gain on disposition of assets of $4 million related to the sale of our investment in ACH and various other assets.

For additional information, see Note 4, “Assets Held for Sale, Liabilities Associated with Assets Held for Sale and Net (Gain) Loss on Disposition of Assets,” to our Unaudited Interim Consolidated Financial Statements.

Liquidity and Capital Resources

Overview

In addition to cash and cash equivalents and net cash provided by operations, our principal external source of liquidity is the ABL Credit Facility, which is defined and discussed below. As of September 30, 2012, we had cash and cash equivalents of $343 million and had $529 million of availability under the ABL Credit Facility. We believe that these sources provide us with adequate liquidity. For the balance of 2012, we anticipate that we may use cash on hand to continue to repurchase shares of our common stock. Subsequent to September 30, 2012, we used cash on hand to redeem $85 million of principal amount of the 2018 Notes (as further discussed below).

10.25% senior secured notes due 2018

Our 10.25% senior secured notes (the “2018 Notes”) have a maturity date of October 15, 2018. Interest is payable on the notes on April 15 and October 15 of each year until maturity. As of September 30, 2012 and December 31, 2011, the carrying value of the 2018 Notes was $618 million and $621 million, respectively, which included an unamortized premium of $32 million and $35 million, respectively. On October 10, 2012, we redeemed $85 million of principal amount of the 2018 Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. Standard & Poor’s recently affirmed its long-term corporate credit rating and upgraded its rating of our 2018 Notes to BB, from BB-. Moody’s Investors Service also upgraded the corporate family rating and the 2018 Notes rating to Ba3 from B1.

ABL Credit Facility

Our senior secured credit facility (the “ABL Credit Facility”), as amended, has a maturity date of October 28, 2016 and provides an asset-based revolving credit facility of up to $600 million at any time, subject to borrowing base availability. As of September 30, 2012, we had no borrowings and $54 million of letters of credit outstanding under the ABL Credit Facility. As of September 30, 2012, we had $529 million of availability under the ABL Credit Facility, which was comprised of $264 million for the U.S. borrowers (Resolute FP US Inc. and AbiBow Recycling LLC) and $265 million for the Canadian borrower (Resolute FP Canada Inc.).

RESOLUTE FOREST PRODUCTS INC.

Flow of funds

Summary of cash flows

A summary of cash flows for the nine months ended September 30, 2012 and 2011 was as follows:

(Unaudited, in millions)	2012	2011
Net cash provided by operating activities	$ 192	$15
Net cash (used in) provided by investing activities	(31)	264
Net cash used in financing activities	(187)	(303)
Net decrease in cash and cash equivalents	$ (26)	$(24)

Cash provided by operating activities

The $177 million increase in cash provided by operating activities in the first nine months of 2012 compared to the same period of 2011 was primarily related to an increase in cash generated by the changes in working capital and lower pension contributions in the first nine months of 2012 compared to the same period of 2011. The lower pension contributions were largely due to $58 million of additional and accelerated contributions for the last quarter of 2011 and the first half of 2012 to our Canadian pension plans in the third quarter of 2011.

Cash (used in) provided by investing activities

The $295 million decrease in cash provided by investing activities in the first nine months of 2012 compared to the same period of 2011 was primarily due to lower proceeds from the disposition of assets (largely the disposition of our investment in ACH in the first nine months of 2011), the cash portion of the consideration paid for the acquisition of Fibrek in the first nine months of 2012 and an increase in cash invested in fixed assets in the first nine months of 2012 compared to same period of 2011. These changes were partially offset by a decrease in restricted cash in the first nine months of 2012 compared to the same period of 2011 due to the partial release of a tax indemnity given in connection with the sale of our interest in Manicouagan Power Company in 2009.

Capital expenditures for both periods included compliance, maintenance and value-added projects on efficient and lower-cost production facilities.

Cash used in financing activities

The $116 million decrease in cash used in financing activities in the first nine months of 2012 compared to the same period of 2011 was primarily due to lower payments of debt (Fibrek debt repayments in 2012 compared to redemptions of 2018 Notes in 2011 partially related to the disposition of ACH) and lower dividends and distribution to noncontrolling interests in the first nine months of 2012 compared to the same period of 2011, partially offset by purchases of treasury stock in the first nine months of 2012 and higher payments for the acquisition of a noncontrolling interest in the first nine months of 2012 compared to the same period of 2011 (Fibrek in 2012 and Augusta Newsprint Company in 2011).

Employee Benefit Plans

Canadian pension funding relief

Based on agreements reached before we emerged from the creditor protection proceedings, the provinces of Quebec and Ontario adopted in 2011 specific regulations, which we refer to as the “funding relief regulations,” to implement funding relief measures with respect to aggregate solvency deficits in our material Canadian registered pension plans, which we refer to as the “affected plans.” These plans represented approximately 80% of our unfunded pension obligations as of December 31, 2011. The funding relief regulations are described in Note 18, “Pension and Other Postretirement Benefit Plans – Canadian pension funding relief,” to our consolidated financial statements for the year ended December 31, 2011. The regulations provide that corrective measures would be required if the aggregate solvency ratio in the affected plans falls below a prescribed level under the target specified by the regulations as of December 31 in any year through 2014. Thereafter, supplemental contributions would be required if the aggregate solvency ratio in the affected plans falls below a prescribed level under the target specified by the regulations as of December 31 in any year on or after 2015 for the remainder of the period covered by the regulations.

RESOLUTE FOREST PRODUCTS INC.

Upon obtaining actuarial valuations, in the second quarter of 2012, we determined that the aggregate solvency ratio in the affected plans had not met the minimum solvency level prescribed in the regulations as of December 31, 2011. Accordingly, the regulations require that we propose, by March 2013, corrective measures designed to attain the target solvency ratio prescribed in the regulations within five years. The difference between the solvency status as of December 31, 2011 and the target specified under the funding relief regulations represents the portion of the solvency deficit that is subject to corrective measures, and amounts to approximately Cdn$500 million ($500 million, based on the exchange rate in effect on September 30, 2012). The solvency deficit is highly sensitive to changes in interest rates on government treasury securities; a 1% increase in the applicable discount rate, which is correlated to treasury security yields, would decrease the solvency deficit by approximately $450 million and vice versa.

We continue to work with other plan stakeholders, including employees, retirees, unions and the provincial governments of Quebec and Ontario to address these corrective measures. With interest rates currently near historic lows, we will work with these stakeholders to develop corrective measures that balance the need to meet our undertakings to retirees, but also provide us the funding predictability we need to manage our business.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of September 30, 2012. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.

(b) Changes in Internal Control over Financial Reporting:

In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on our legal proceedings is presented under Part I, Item 3, “Legal Proceedings,” in our 2011 Annual Report. Except as updated in our previously filed quarterly report on Form 10-Q for the period ended June 30, 2012, there have been no material changes to the legal proceedings described in our 2011 Annual Report.

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

RESOLUTE FOREST PRODUCTS INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information about our stock repurchases for the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31	–	$–	–	$87,861,199
August 1 to August 31	2,009,634	12.46	2,009,634	62,824,994
September 1 to September 30	600,046	12.49	600,046	55,328,240
Total	2,609,680	$12.47	2,609,680	$55,328,240

(1)	On May 22, 2012, our board approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million.

As of October 31, 2012, we repurchased 487,505 additional shares at an average price per share of $12.40 for a total cost of $6 million.

RESOLUTE FOREST PRODUCTS INC.

ITEM 6. EXHIBITS

Exhibit No.	Description

†10.1*	First Amendment to the AbitibiBowater 2010 DC Supplemental Executive Retirement Plan, effective as of December 31, 2011.

†10.2*	Resolute Forest Products Equity Incentive Plan (previously named the AbitibiBowater Inc. 2010 Equity Incentive Plan), effective as of December 9, 2010.

†10.3*	Resolute Forest Products Outside Director Deferred Compensation Plan (previously named the AbitibiBowater Inc. Outside Director Deferred Compensation Plan), effective as of April 1, 2011.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.

†	This is a management contract or compensatory plan or arrangement.

**	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

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
Silvana Travaglini
Vice President and Chief Accounting Officer

Dated: November 9, 2012

RESOLUTE FOREST PRODUCTS INC.

EXHIBIT INDEX

Exhibit No.	Description

†10.1*	First Amendment to the AbitibiBowater 2010 DC Supplemental Executive Retirement Plan, effective as of December 31, 2011.

†10.2*	Resolute Forest Products Equity Incentive Plan (previously named the AbitibiBowater Inc. 2010 Equity Incentive Plan), effective as of December 9, 2010.

†10.3*	Resolute Forest Products Outside Director Deferred Compensation Plan (previously named the AbitibiBowater Inc. Outside Director Deferred Compensation Plan), effective as of April 1, 2011.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.

†	This is a management contract or compensatory plan or arrangement.

**	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.