Form 10-K
period 2012-12-31
Resolute Forest Products Inc.
filed 2013-03-01
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2012) was approximately $639 million. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑  No ☐

As of January 31, 2013, there were 94,754,031 shares of Resolute Forest Products Inc. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2012 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF

THIRD-PARTY DATA

Statements in this Annual Report on Form 10-K (“Form 10-K”) that are not reported financial results or other historical information of Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us” or the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to: our efforts to continue to reduce costs and increase revenues and profitability, including our cost reduction initiatives; our business outlook; our assessment of market conditions; our liquidity outlook; our prospects, growth strategies and strategies for achieving our goals generally, including the strategies described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business,” of this Form 10-K; and the industry in which we operate. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or shareholders.

The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this Form 10-K include the risks described in Part I, Item 1A, “Risk Factors.”

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

Market and Industry Data

Certain information about industry or general economic conditions contained in this Form 10-K is derived from third-party sources and certain trade publications that we believe are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.

PART I

ITEM 1. BUSINESS

We are a global leader in the forest products industry, with a diverse range of products, including newsprint, commercial printing papers, market pulp and wood products, which are marketed in close to 80 countries. We own or operate over 40 pulp and paper mills and wood products facilities in the United States, Canada and South Korea, and power generation assets in Quebec, Canada.

On October 29, 2007, Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated (“Bowater”) combined in a merger of equals with each becoming a subsidiary of AbitibiBowater Inc., a Delaware corporation incorporated on January 25, 2007. On November 7, 2011, AbitibiBowater Inc. began doing business as Resolute Forest Products. At the annual meeting of shareholders on May 23, 2012, the shareholders approved an amendment to our certificate of incorporation to change our corporate name from AbitibiBowater Inc. to Resolute Forest Products Inc., effective May 24, 2012. The ticker symbol for our common stock was changed from “ABH” to “RFP” on the New York Stock Exchange (the “NYSE”) on May 24, 2012 and on the Toronto Stock Exchange (the “TSX”) on May 28, 2012.

Executive Officers

The following is information about our executive officers as of March 1, 2013:

Name	Age	Position	Officer Since
Richard Garneau	65	President and Chief Executive Officer	2011
Alain Boivin	62	Senior Vice President, Pulp and Paper Operations	2011
Pierre Laberge	56	Senior Vice President, Human Resources	2011
John Lafave	48	Senior Vice President, Pulp and Paper Sales and Marketing	2011
Yves Laflamme	56	Senior Vice President, Wood Products, Procurement and Information Technology	2007
Jo-Ann Longworth	52	Senior Vice President and Chief Financial Officer	2011
Jacques P. Vachon	53	Senior Vice President, Corporate Affairs and Chief Legal Officer	2007

Mr. Garneau joined the Board of Directors in June 2010. Previously, Mr. Garneau served as President and Chief Executive Officer of Catalyst Paper Corporation from March 2007 to May 2010. Prior to his tenure at Catalyst, Mr. Garneau served as Executive Vice President, Operations at Domtar Corporation. He also held a variety of roles at Norampac Inc. (a joint-venture of Domtar Inc. and Cascades Inc.), Copernic Inc., Future Electronics Inc., St. Laurent Paperboard Inc., Finlay Forest Industries Inc. and Donohue Inc. Mr. Garneau is a member of the Canadian Institute of Chartered Accountants.

Mr. Boivin previously served as Vice President of Mill Operations at Smurfit-Stone Container Corporation and as a Vice President at Smurfit-Stone since 2000. He was Senior Vice President, Containerboard Operations for St. Laurent Paperboard Inc. from 1999 to 2000 and was Mill Manager at a number of operations for Donohue Inc. and Avenor Inc.

Mr. Laberge previously served as Senior Vice President, Human Resources and Public Affairs from June 2011 to February 2012 and as Vice President, Human Resources for our Canadian operations from January 2011 to May 2011. He joined Donohue Inc. in 1988.

Mr. Lafave previously served as Vice President Sales, National Accounts – Paper Sales, Vice President Sales, National Accounts – Newsprint, Vice President Sales, Commercial Printers of Abitibi from 2004 to 2009. He held progressive positions in sales with UPM-Kymmene and Repap Enterprises.

Mr. Laflamme previously served as Senior Vice President, Wood Products from October 2007 to January 2011, as Senior Vice President, Woodlands and Sawmills of Abitibi from 2006 to October 2007, and as Vice President, Sales, Marketing and Value-Added Wood Products Operations of Abitibi from 2004 to 2005.

Ms. Longworth previously served as Special Advisor to the President and Chief Executive Officer, focusing on special mandates, from July 4, 2011 to August 31, 2011. She served as Senior Vice President and Chief Accounting Officer with World Color Inc. (formerly Quebecor World Inc.) from 2008 to 2010, as Chief Financial Officer with Skyservice Inc. from 2007 to 2008, as Vice President and Controller with Novelis, Inc. from 2005 to 2006, and held a number of financial and operational roles over a 16-year career with Alcan Inc.

Mr. Vachon previously served as Senior Vice President and Chief Legal Officer from January 2011 to February 2012, as Senior Vice President, Corporate Affairs and Chief Legal Officer from October 2007 to January 2011, and as Senior Vice President, Corporate Affairs and Secretary of Abitibi from 1997 to October 2007.

Our Products

We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our primary product lines: newsprint, coated papers, specialty papers, market pulp and wood products. Certain segment and geographical financial information, including sales by segment and by geographic area, operating income (loss) by segment and long-lived assets by geographic area, can be found in Note 24, “Segment Information,” to our consolidated financial statements and related notes (“Consolidated Financial Statements”) appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K (“Item 8”).

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

Newsprint

We produce newsprint at 10 facilities in North America and one facility in South Korea. We are the largest producer of newsprint in the world by capacity, with total capacity of approximately 3.1 million metric tons, or approximately 9% of total worldwide capacity. We are also the largest North American producer of newsprint, with total North American capacity of approximately 2.9 million metric tons, or approximately 39% of total North American capacity.

We distribute newsprint by rail, truck and ship; it is sold to North American customers directly by our regional sales offices. Export markets are serviced primarily through our international offices located in or near the markets we supply or through international agents. In 2012, approximately 41% of our total newsprint shipments were to markets outside of North America.

We sell newsprint to various joint venture partners (partners with us in the ownership of certain mills we operate). During 2012, these joint venture partners purchased approximately 382,000 metric tons from our consolidated entities, which represented approximately 15% of the total newsprint metric tons we sold in 2012.

Coated papers

We produce coated mechanical papers at our Catawba, South Carolina facility. We are one of the largest producers of coated mechanical papers in North America, with total capacity of approximately 645,000 metric tons, or approximately 19% of total North American capacity. Our coated papers are used in magazines, catalogs, books, retail advertising, direct mail and coupons.

We sell coated papers to major commercial printers, publishers, catalogers and retailers. We distribute coated papers by truck, rail and ship. Most of our coated paper production is sold within North America and serviced directly by our regional sales offices. Export markets are serviced primarily through international agents.

Specialty papers

We produce specialty papers at eight facilities in North America. We are the largest producer of specialty papers in North America by capacity, including supercalendered, superbright, high bright, bulky book and directory papers, with total capacity of approximately 1.3 million metric tons, or approximately 29% of total North American capacity. Our specialty papers are used in books, retail advertising, direct mail, coupons and other commercial printing applications.

We sell specialty papers to major commercial printers, direct mailers, publishers, catalogers and retailers. We distribute specialty papers by truck, rail and ship. Most of our specialty paper production is sold within North America and serviced directly by our regional sales offices. Export markets are serviced primarily through international agents.

We sell specialty papers to various joint venture partners (partners with us in the ownership of certain mills we operate). During 2012, these joint venture partners purchased approximately 37,000 short tons from our consolidated entities, which represented approximately 3% of the total specialty papers short tons we sold in 2012.

Market pulp

Wood pulp is the most commonly used material to make paper. Pulp not converted into paper is sold as market pulp. We produce market pulp at eight facilities in North America, with total capacity of approximately 1.7 million metric tons, or approximately 10% of total North American capacity. Market pulp is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers and other absorbent products.

North American market pulp sales are made through our regional sales offices, while export sales are made through international sales agents local to their markets. We distribute market pulp by truck, rail and ship.

In 2012, we purchased all of the issued and outstanding shares of Fibrek Inc. (“Fibrek”), a producer and marketer of virgin and recycled kraft pulp, operating three mills. For additional information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K (“Item 7”).

Wood products

We operate 16 sawmills in Canada that produce construction-grade lumber sold in North America. In addition, our sawmills are a major source of wood chips for our pulp and paper mills. We also operate two engineered wood products facilities in Canada that produce I-joists and three remanufacturing wood products facilities in Canada that produce bed frame components, finger joints and furring strips.

For additional information on our corporate strategy, see “Our Business” under Item 7.

Pulp and paper manufacturing facilities

The following table provides a listing of the pulp and paper manufacturing facilities and the number of paper machines we owned or operated as of December 31, 2012 (excluding facilities and paper machines which have been permanently closed as of December 31, 2012) and production information by product line (which represents all of our reportable segments except wood products). The table below represents these facilities’ actual 2012 production, which reflects the impact of any downtime taken in 2012, and expected 2013 capacity.

	Number	2013	2012	2012 Production by Product Line
(In 000s of metric tons)	of Paper Machines	Total Capacity	Total Production	Newsprint	Coated Papers	Specialty Papers	Market Pulp
Canada
Alma, Quebec	3	368	348	–	–	348	–
Amos, Quebec	1	200	165	165	–	–	–
Baie-Comeau, Quebec	3	461	435	435	–	–	–
Clermont, Quebec (1)	2	345	305	305	–	–	–
Dolbeau, Quebec (2)	1	138	26	–	–	26	–
Fort Frances, Ontario (3)	2	112	177	–	–	146	31
Gatineau, Quebec (4)	1	110	–	–	–	–	–
Iroquois Falls, Ontario	2	263	221	194	–	27	–
Kenogami, Quebec	1	139	134	–	–	134	–
Laurentide, Quebec	1	226	195	–	–	195	–
Saint-Félicien, Quebec (5)	–	356	170	–	–	–	170
Thorold, Ontario	1	202	145	145	–	–	–
Thunder Bay, Ontario	1	566	523	213	–	–	310
United States
Augusta, Georgia	2	401	369	369	–	–	–
Calhoun, Tennessee (6)	3	660	636	180	–	324	132
Catawba, South Carolina (7)	3	871	771	–	533	18	220
Coosa Pines, Alabama	–	273	203	–	–	–	203
Fairmont, West Virginia (5)	–	218	109	–	–	–	109
Grenada, Mississippi	1	246	241	241	–	–	–
Menominee, Michigan (5)	–	178	101	–	–	–	101
Usk, Washington (8)	1	243	239	239	–	–	–
South Korea
Mokpo, South Korea	1	200	198	198	–	–	–
	30	6,776	5,711	2,684	533	1,218	1,276

(1)

Donohue Malbaie Inc. (“DMI”), which owns one of Clermont’s paper machines, is owned 51% by us and 49% by NYT Capital Inc. We manage the facility and wholly own all of the other assets at the site. Manufacturing costs are transferred between us and DMI at agreed-upon transfer costs. DMI’s paper machine produced 218,000 metric tons of newsprint in 2012. The amounts in the above table represent the mill’s total capacity and production including DMI’s paper machine.

(2)	Our Dolbeau facility, which was closed in 2009, was restarted on October 10, 2012.

(3)

On November 20, 2012, we announced the indefinite idling of the kraft mill and a paper machine at our Fort Frances facility, effective December 4, 2012 and December 10, 2012, respectively (representing approximately 200,000 metric tons of pulp capacity and approximately 105,000 metric tons of specialty papers capacity). The pulp production listed represents pulp sold to third parties.

(4)	Our Gatineau facility, which was closed in 2010, is expected to be restarted in May 2013.

(5)

On May 2, 2012, we acquired Fibrek, which owns the Saint-Félicien, Fairmont and Menominee pulp mills. The amounts for the 2012 total production in the above table represent the mills’ production since the date of acquisition.

(6)

Calhoun Newsprint Company (“CNC”), which owns one of Calhoun’s paper machines, Calhoun’s recycled fiber plant and a portion of the thermomechanical pulp (“TMP”) mill, is owned 51% by us and 49% by Herald Company, Inc. We manage the facility and wholly own all of the other assets at the site, including the remaining portion of the TMP mill, a kraft pulp mill, a market pulp dryer, other paper machines and other support equipment. Pulp, other raw materials, labor and other manufacturing services are transferred between us and CNC at agreed-upon transfer costs. CNC’s paper machine produced 180,000 metric tons of newsprint and 25,000 metric tons of specialty papers in 2012. The amounts in the above table represent the mill’s total capacity and production including CNC’s paper machine.

(7)	On June 23, 2012, we announced the indeterminate idling of a paper machine at our Catawba facility, effective June 30, 2012 (representing approximately 132,000 metric tons of capacity).

(8)

Ponderay Newsprint Company is located in Usk, Washington and is an unconsolidated partnership in which we have a 40% interest and, through a wholly-owned subsidiary, we are the managing partner. The balance of the partnership is held by affiliates of three newspaper publishers. The amounts in the above table represent the mill’s total capacity and production.

Wood products facilities

The following table provides a listing of the sawmills we owned or operated as of December 31, 2012 and their respective expected 2013 capacity and 2012 production. Our harvesting rights in Quebec are not sufficient to operate our sawmills at their total capacity. This table excludes facilities which have been permanently closed as of December 31, 2012.

(In million board feet)	2013 Total Capacity	2012 Total Production
Comtois, Quebec	145	28
Girardville-Normandin, Quebec	218	178
La Doré, Quebec	185	185
La Tuque, Quebec (1)	200	115
Maniwaki, Quebec	160	59
Mistassini, Quebec	175	166
Obedjiwan, Quebec (2)	30	16
Pointe-aux-Outardes, Quebec	175	36
Roberval, Quebec	143	9
Saint-Félicien, Quebec	160	126
Saint-Fulgence, Quebec	167	26
Saint-Hilarion, Quebec	85	19
Saint-Ludger-de-Milot, Quebec (3)	135	97
Saint-Thomas, Quebec	110	74
Senneterre, Quebec	155	118
Thunder Bay, Ontario	300	256
	2,543	1,508

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

The following table provides a listing of the remanufacturing and engineered wood products facilities we owned or operated as of December 31, 2012 and their respective expected 2013 capacity and 2012 production.

(In million board feet, except where otherwise stated)	2013 Total Capacity	2012 Total Production
Remanufacturing Wood Products Facilities
Chateau-Richer, Quebec	63	48
La Doré, Quebec	15	22
Manseau, Quebec (1)	20	12
Total Remanufacturing Wood Facilities	98	82

Engineered Wood Products Facilities
Larouche and Saint-Prime, Quebec (million linear feet) (2)	145	85

(1)	Our Manseau facility will be permanently closed in the first quarter of 2013.

(2)

Abitibi-LP Engineered Wood Inc. and Abitibi-LP Engineered Wood II Inc. are located in Larouche, Quebec and Saint-Prime, Quebec, respectively, and are unconsolidated entities in which we have a 50% interest in each entity. We operate the facilities and our joint venture partners sell the products. The amounts in the above table represent the mills’ total capacity and production.

On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U.S. became effective (the “2006 Softwood Lumber Agreement”). The 2006 Softwood Lumber Agreement provides for, among other things, softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces being exempt from these border restrictions. Volume quotas have been established for each company within the provinces of Ontario and Quebec based on historical production, and the volume quotas are not transferable between provinces. Quota volume restrictions are lifted if U.S. composite prices rise above $355 composite per thousand board feet. On January 23, 2012, Canada and the U.S. announced a two-year extension to the 2006 Softwood Lumber Agreement, through October 2015.

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

Wood

Our sources of wood include property we own or lease, property on which we possess harvesting rights and purchases from local producers, including sawmills that supply residual wood chips. As of December 31, 2012, we owned or leased approximately 0.1 million acres of timberlands, and have long-term harvesting rights for approximately 36.2 million acres of Crown-owned land in Canada. These sources provide approximately one third of the wood fiber supplies to our paper, pulp and wood products operations. The harvesting rights contracts are approximately 20 – 25 years in length and automatically renew every five years, contingent upon our continual compliance with environmental performance and reforestation requirements. New legislation in the province of Quebec provides that a portion of the harvesting rights allocated to harvesters, including us, will be subject to an auction system that will be fully implemented in April 2013.

All of our managed forest lands are third-party certified to one or more globally recognized sustainable forest management standards, including those of the Sustainable Forestry Initiative (the “SFI”), Canadian Standards Association (the “CSA”) and Forest Stewardship Council (the “FSC”). We have implemented fiber tracking systems at our mills to ensure that our wood fiber supply comes from acceptable sources such as certified forests and legal harvesting operations. These systems are third-party certified at all of our mills to recognize chain of custody standards, with the exception of one mill, which is expected to be certified by the second quarter of 2013.

In Quebec and Ontario, our volume allocated on Crown land is limited by the Annual Allowable Cut. This overall level of harvest is revised on a regular basis, typically every five years. In December 2006, the Chief Forester of the province of Quebec confirmed a reduction of 23.8% below 2004 levels for the period 2008 to 2013. In August 2011, the Quebec Chief Forester announced an interim estimate reduction of 10.3% in the Annual Allowable Cut for 2013 – 2014. A final assessment is expected in 2013.

We strive to improve our forest management and wood fiber procurement practices and we encourage our wood and fiber suppliers to demonstrate continual improvement in forest resource management, wood and fiber procurement and third-party certification.

Recovered paper

We are one of the largest recyclers of newspapers and magazines in North America and have a number of recycling plants that use advanced mechanical and chemical processes to manufacture high quality pulp from a mixture of old newspapers, old magazines and sorted office paper, or “recovered paper.” Using recovered paper, we produce, among other things, recycled fiber newsprint and uncoated specialty papers comparable in quality to paper produced with 100% virgin fiber pulp. The Thorold and Mokpo newsprint operations, and the Menominee and Fairmont pulp operations, produce products containing 100% recycled fiber. In 2012, we used 0.9 million metric tons of recovered paper in our production processes and the recycled fiber content in the newsprint we produced averaged 17%.

In 2012, we collected or purchased 1.2 million metric tons of recovered paper. Our Paper Retriever® and ecorewards® programs collect recovered fiber through a combination of community drop-off containers and recycling programs with businesses and commercial offices. The recovered paper that we physically purchase is from suppliers generally within the region of our recycling plants, primarily under long-term agreements.

Energy

Steam and electrical power constitute the primary forms of energy used in pulp and paper production. Process steam is produced in boilers using a variety of fuel sources, as well as heat recovery units in mechanical pulp facilities. All but two of our mills produced 100% of their own steam requirements. In 2012, our Alma, Calhoun, Catawba, Coosa Pines, Dolbeau, Fort Frances, Kenogami, Saint-Félicien and Thunder Bay operations collectively consumed approximately 37% of their electrical requirements from internal sources, notably on-site cogeneration and hydroelectric dams. The balance of our energy needs was purchased from third parties. We have seven sites that operate cogeneration facilities and all of these sites generate “green energy” from carbon-neutral biomass. In addition, we utilize alternative fuels such as methane from landfills, used oil, tire-derived fuel and black liquor to reduce consumption of fossil fuels.

As of December 31, 2012, we had one hydroelectric facility (Hydro Saguenay, Quebec), which consisted of seven dams with capacity of 170 MW and generation of 1,120 GWh. The water rights agreements required to operate these dams typically range from 10 to 50 years and are generally renewable, under certain conditions, for additional terms. In certain circumstances, water rights are granted without expiration dates. In some cases, the agreements are contingent on the continued operation of the related paper mill and a minimum level of capital spending in the region. The province of Quebec informed us on December 30, 2011 that it intended not to renew our water rights associated with our Jim-Gray hydroelectric dam and to require us to transfer the property to the province for no consideration. On February 6, 2013, the province of Quebec granted us an extension to transfer the property. As extended, an agreement on the terms of the transfer would need to be entered into at the latest on June 14, 2013. The province’s actions are contrary to our understanding of the water power lease in question. We continue to evaluate our legal options. For additional information, see the discussion under “Critical Accounting Estimates – Long-lived assets” in Item 7.

Competition

In general, our products are globally-traded commodities and are marketed in close to 80 countries. The markets in which we compete are highly competitive and, aside from quality specifications to meet customer needs, the production of our products does not depend upon a proprietary process or formula. Pricing and the level of shipments of our products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates. Any material decline in prices for our products or other adverse developments in the markets for our products could have a material adverse effect on our results of operations or financial condition. Prices for our products have been and are likely to continue to be highly volatile.

Newsprint, one of our principal products, is produced by numerous manufacturers worldwide. In 2012, the five largest North American producers represented approximately 78% of North American newsprint capacity and the five largest global producers represented approximately 35% of global newsprint capacity. Our total newsprint capacity is approximately 9% of worldwide newsprint capacity. We face competition from both large global producers and numerous smaller regional producers. In recent years, a number of global producers of newsprint based in Asia, particularly China, have grown their production capacity. Price, quality and customer relationships are important competitive determinants.

We compete with seven other coated mechanical paper producers with operations in North America. In 2012, the five largest North American producers represented approximately 85% of North American capacity for coated mechanical paper. In addition, several major offshore suppliers of coated mechanical paper compete for North American business. In 2012, offshore imports represented approximately 12% of North American demand. As a major supplier to printers, end users (such as magazine publishers, catalogers and retailers) and brokers/merchants in North America, we compete with numerous worldwide suppliers of other grades of paper such as coated freesheet and supercalendered paper. We compete on the basis of price, quality and service.

In 2012, we produced approximately 31% of North American uncoated mechanical paper demand, comprised mainly of supercalendered, superbright, high bright, bulky book and directory papers. We compete with numerous uncoated mechanical paper producers with operations in North America. In addition, imports from overseas represented approximately 10% of North American demand in 2012 and were primarily concentrated in the supercalendered paper market where they represented approximately 20% of North American demand. We compete on the basis of price, quality, service and breadth of product line.

We compete with seven other major market pulp producers with operations in North America along with other smaller competitors. Market pulp is a globally-traded commodity for which competition exists in all major markets. We produce five major grades of market pulp (northern and southern hardwood, northern and southern softwood and fluff) and compete with other producers from South America (eucalyptus hardwood and radiata pine softwood), Europe (northern hardwood and softwood) and Asia (mixed tropical hardwood). With the acquisition of Fibrek, we also produce recycled bleached kraft pulp. Price, quality, service and fiber sources are considered the main competitive determinants.

By the end of 2008, we had completed the certification of all of our managed forest lands to globally-recognized sustainable forest management standards, namely the SFI and the Z809 Standard of the CSA. In 2009, to better respond to market demands, we introduced the FSC standard in our certification portfolio by re-certifying two forest units in Quebec from CSA to FSC and by dual-certifying one forest in Ontario to FSC (already certified to SFI). In 2010, we further balanced our forest certification portfolio by re-certifying two additional forest units in Quebec from CSA to FSC and by dual-certifying one forest in Nova Scotia to FSC (already certified to SFI). We have committed to increasing FSC certification of our forest tenures from 18% in 2010 to 80% by 2015. We have certified approximately 65% of our forests to FSC standards, and in 2012, achieved the distinction of being the largest manager of FSC-certified forests in the world.

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

Trends in advertising, electronic data transmission and storage and the Internet are expected to have further adverse effects on the demand for traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine, book and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television, electronic readers and the Internet, instead of newsprint, coated papers, uncoated specialty papers or other products made by us. The demand for newsprint declined significantly over the last several years as a result of continued declines in newspaper circulation and advertising volume and publishers’ conservation measures, which include increased usage of lighter basis-weight newsprint and web-width and page count reductions. Our newsprint, magazine and catalog publishing customers are also subject to the effects of competing media, including the Internet.

Emergence From Creditor Protection Proceedings

We and all but one of our debtor affiliates (as discussed below) successfully emerged from creditor protection proceedings under Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”) and the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”), as applicable (collectively, the “Creditor Protection Proceedings”) on December 9, 2010 (the “Emergence Date”). In the third quarter of 2010, the creditors under the Creditor Protection Proceedings, with one exception, voted in the requisite numbers to approve the respective Plan of Reorganization (as defined below). Creditors of Bowater Canada Finance Corporation (“BCFC”), an indirect, wholly-owned subsidiary of ours, did not vote in the requisite numbers to approve the Plans of Reorganization (as defined below). Accordingly, we did not seek sanction of the CCAA Plan of Reorganization and Compromise (the “CCAA Reorganization Plan”) or confirmation of the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Reorganization Plan” and, together with the CCAA Reorganization Plan, the “Plans of Reorganization” and each, a “Plan of Reorganization”) with respect to BCFC. See Item 3, “Legal Proceedings,” for information regarding BCFC’s Bankruptcy and Insolvency Act filing on December 31, 2010. The Plans of Reorganization became effective on the Emergence Date. For additional information regarding the Creditor Protection Proceedings, see Note 4, “Creditor Protection Proceedings,” to our Consolidated Financial Statements.

Basis of Presentation

Effective upon the commencement of the Creditor Protection Proceedings in 2009 and through the Convenience Date (as defined below), we applied the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“FASB ASC 852”), in preparing our consolidated financial statements. The guidance in FASB ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, during the Creditor Protection Proceedings, we: (i) recorded certain expenses, charges and credits incurred or realized that were directly associated with or resulting from the reorganization and restructuring of the business in “Reorganization items, net” in our Consolidated Statements of Operations included in our Consolidated Financial Statements (“Consolidated Statements of Operations”) and (ii) ceased recording interest expense on certain of our pre-petition debt obligations. For additional information, see Note 4, “Creditor Protection Proceedings,” and Note 17, “Long-Term Debt,” to our Consolidated Financial Statements.

In accordance with FASB ASC 852, fresh start accounting was required upon our emergence from the Creditor Protection Proceedings, which we applied effective December 31, 2010 (the “Convenience Date”). As such, adjustments related to the application of fresh start accounting were included in our Consolidated Statements of Operations for the year ended December 31, 2010.

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

Employees

As of December 31, 2012, we employed approximately 9,300 people, of whom approximately 6,700 were represented by bargaining units. Our unionized employees are represented predominantly by the Communications, Energy and Paperworkers Union (the “CEP”) and the Confederation of National Trade Unions (the “CNTU”) in Canada and predominantly by the United Steelworkers International in the U.S. The collective agreements covering 350 employees working in five of our woodlands and sawmills operations in Canada have expired and are subject to renegotiation. The collective agreements covering approximately 3,000 employees (2,000 in Canada and 1,000 in the U.S.) in 12 of our pulp and paper operations, and 300 employees in three of our woodlands and sawmills operations in Canada, are scheduled to expire in April 2014.

While we intend to negotiate to renew collective bargaining agreements, there can be no assurance that we will be able to renew agreements on satisfactory terms, or that we will maintain continuously satisfactory agreements with all of our unionized employees. Should we be unable to do so, it could result in strikes or other work stoppages by affected employees, which could cause us to experience a disruption of operations and affect our business, financial condition or results of operations.

Trademarks

We have applied for registration of the trademarks “RESOLUTE” and “resolute Forest Products & Design” in the countries of our principal markets, as well as “RESOLUTE FOREST PRODUCTS” and “R Design” in Canada and the United States, and “RÉSOLU” and “Produits forestiers résolu & Design” in Canada. We consider our interest in the marks and logos to be important and necessary to the conduct of our business.

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

Developments in alternative media are expected to continue to adversely affect the demand for our products, especially in North America, and our responses to these developments may not be successful.

Trends in advertising, electronic data transmission and storage and the Internet are expected to have further adverse effects on the demand for traditional print media, including our products and those of our customers. Neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine, book and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, including television, electronic readers and the Internet, instead of newsprint, coated papers, uncoated specialty papers or other products made by us. The demand for certain of our products weakened significantly over the last several years. For example, industry statistics indicate that North American newsprint demand has been in decline for several years and has experienced annual declines of 11.2% in 2008, 25.3% in 2009, 6.0% in 2010, 7.4% in 2011 and 1.2% in 2012. Third-party forecasters indicate that these declines may continue in the future due to reduced North American newspaper circulation, less advertising, substitution to other uncoated mechanical grades and conservation measures taken by publishers.

One of our responses to the declining demand for our products has been to curtail our production capacity. If demand for our products continues to decline, it may become necessary to curtail production even further or permanently shut down even more machines or facilities. Curtailments or shutdowns could result in asset impairments and additional cash costs at the affected facilities, including restructuring charges and exit or disposal costs, and could negatively impact our cash flows and materially affect our results of operations or financial condition.

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

We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The impact of these changes depends primarily on our production and sales volume, the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, our hedging levels and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects. During the last two years, the relative value of the Canadian dollar ranged from a high of US$1.06 in July 2011 to a low of US$0.95 in October 2011 and was US$1.01 as of December 31, 2012. Based on operating projections for 2013, a one-cent increase in the Canadian-U.S. dollar exchange rate would decrease our annual operating income by approximately $14 million.

Certain of our assets and liabilities, including a substantial portion of our net pension and pension and other postretirement benefit (“OPEB”) obligations and our deferred income tax assets, are denominated in Canadian dollars, and are exposed to foreign currency movements. Our earnings are therefore affected by increases or decreases in the value of the Canadian dollar. Increases in the value of the Canadian dollar versus the U.S. dollar will tend to increase reported earnings, and decreases in the value of the Canadian dollar will tend to reduce reported earnings.

If the Canadian dollar continues to remain strong or appreciates against the U.S. dollar, it could influence the foreign exchange rate assumptions that are used in our evaluation of long-lived assets for impairment and consequently, result in asset impairment charges.

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

We could be required to make contributions to our Canadian pension plans at levels that could be significantly higher than expected, which could have an adverse impact on our financial condition.

As a pre-condition to our emergence from the creditor protection proceedings, we entered into agreements with the provinces of Quebec and Ontario to establish parameters concerning the funding of the aggregate solvency deficits in our material Canadian registered pension plans, which we refer to as the “affected plans,” until 2020. These plans represented approximately 70% of our unfunded pension obligations as of December 31, 2012. In exchange for certain undertakings, the provinces confirmed their intention to adopt regulations specific to us, which we refer to as the “funding relief regulations,” to implement those parameters in respect of the affected plans. Because the aggregate solvency ratio in the affected plans was below the minimum solvency level prescribed in the funding relief regulations as of December 31, 2011, those regulations require that we propose, by March 2013, corrective measures designed to attain the target solvency ratio prescribed therein within five years. The portion of the solvency deficit that is subject to corrective measures amounted to approximately Cdn$500 million as of December 31, 2011 ($504 million, based on the exchange rate in effect on December 31, 2012). We continue to work with other plan stakeholders, including employees, retirees, unions, the provincial governments of Quebec and Ontario and the related pension regulators to address these corrective measures, but at this time we cannot estimate the additional contributions, if any, that may be made or required in future years in respect of the corrective measures, but they could be material, which would negatively impact our cash flows and materially affect our results of operations or financial condition.

In light of a further decrease in yields on government securities in Canada, and certain changes to Canadian actuarial rules, when we file the actuarial report in respect of the affected plans in the second quarter of 2013, we expect that the aggregate solvency ratio as of December 31, 2012, will likely have further decreased from the level at December 31, 2011. This might therefore trigger the need for additional corrective measures, but at this time we cannot estimate the supplemental contributions, if any, that may be made or required in future years as a result, but they could be material, which would negatively impact our cash flows and materially affect our results of operations or financial condition.

The agreements we reached with the provinces of Quebec and Ontario to implement the funding relief measures provide a number of undertakings by our principal Canadian operating subsidiary, including an obligation to make solvency deficit reduction contributions in the event of capacity reductions, subject to certain conditions. These undertakings apply for a minimum period of five years following the Emergence Date. We could lose the benefit of the funding relief regulations if we fail to comply with them or fail to meet our undertakings in the related agreements, which, in either case, could have a material impact on our financial condition. For a further discussion of the funding relief regulations, see “Liquidity and Capital Resources – Employee Benefit Plans” under Item 7.

It is also possible that provincial pension regulators could attempt to compel additional funding of certain of our Canadian registered pension plans in respect of plan members associated with sites we formerly operated in their respective provinces. As more fully described under Item 3, “Legal Proceedings,” we filed a motion for directives with the Quebec Superior Court in Canada, the court with jurisdiction in the Creditor Protection Proceedings (the “Canadian Court”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could exceed $150 million, would have to be funded if we do not obtain the relief sought.

We may be required to record additional valuation allowances against our recorded deferred income tax assets.

We recorded significant tax attributes (deferred income tax assets) in our Consolidated Balance Sheet included in our Consolidated Financial Statements (“Consolidated Balance Sheet”) as of December 31, 2012, which attributes would be available to offset any future taxable income. If, in the future, we determine that we are unable to use the full extent of these tax attributes as a result of sustained cumulative taxable losses, we could be required to record additional valuation allowances for the portion of the deferred income tax assets that are not recoverable. Such valuation allowances, if taken, would be recorded as a charge to income tax expense and would negatively impact our results of operations.

The credit agreement that governs the ABL Credit Facility and the 2018 Notes indenture may restrict our ability to respond to changes or to take certain actions.

The indenture with respect to our senior secured notes due in 2018 (the “2018 Notes”), and the credit agreement that governs our senior secured asset-based revolving credit facility (the “ABL Credit Facility”), contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including, among other things, restrictions on our ability (subject to a number of exceptions and qualifications) to: incur, assume or guarantee additional indebtedness; issue redeemable stock and preferred stock; pay dividends or make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase certain indebtedness; make loans and investments; incur liens; restrict dividends, loans or asset transfers from our subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries; consolidate or merge with or into, or sell substantially all of our assets to another person; enter into transactions with affiliates; and enter into new lines of business.

In addition, the restrictive covenants in the credit agreement that governs our ABL Credit Facility could require us to maintain a specified financial ratio if the availability under the facility falls below a certain threshold, as well as satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet them.

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

Wood fiber is the principal raw material we use in our business. We use both virgin fiber (wood chips and logs) and recycled fiber (old newspapers, old magazines and sorted office paper) as fiber sources for our pulp and paper mills. The primary source for wood fiber is timber. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada and the United States. For example, new legislation in the province of Quebec provides that approximately 25% of the historical harvesting rights allocated to harvesters will be reallocated to an open auction system, scheduled to be fully implemented in April 2013. The new system will have the effect of increasing the cost of harvesting timber and reducing supply.

In addition, future domestic or foreign legislation or regulation, litigation advanced by Aboriginal groups or other interested parties and actions taken by environmental organizations concerning the use of timberlands, forest management practices, the protection of endangered species, the promotion of forest biodiversity and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. As is typical in the industry, we do not maintain insurance for any loss to our standing timber from natural disasters or other causes.

In Quebec and Ontario, our volume allocated on Crown land is limited by the Annual Allowable Cut. This overall level of harvest is revised on a regular basis, typically every five years. In December 2006, the Chief Forester of the province of Quebec confirmed a reduction of 23.8% below 2004 levels for the period 2008 to 2013. In August 2011, the Quebec Chief Forester announced an interim estimate reduction of 10.3% in the Annual Allowable Cut for 2013 – 2014. A final assessment is expected in 2013. When implemented, this will reduce the volume that could be produced at our sawmills through Timber Supply Guarantees starting on April 1, 2013.

A sustained increase in the cost of purchased energy and other raw materials would lead to higher manufacturing costs, thereby reducing our margins.

Our operations consume substantial amounts of energy, such as electricity, natural gas, fuel oil, coal and wood waste. We buy a significant proportion of our energy and raw materials on the open market. The main raw materials we require in our manufacturing process are chemicals, wood, recovered paper and other raw materials. The prices for raw materials and energy are volatile and may change rapidly, directly affecting our results of operations. The availability of raw materials and energy may also be disrupted by many factors outside our control, adversely affecting our operations. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years. As a result, fluctuations in energy prices will impact our manufacturing costs and contribute to earnings volatility.

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

Wood fiber is a commodity and prices historically have been cyclical, are subject to market influences and may increase in particular regions due to market shifts. Pricing of recycled fiber is also subject to market influences and has experienced significant fluctuations. During the last two years, the market prices of old newspapers have ranged from a low of $110 average per short ton during the fourth quarter of 2012 to a high of $192 average per short ton during the third quarter of 2011. There can be no assurance that prices of recycled fiber will remain at levels that are economical for us to use. Any sustained increase in fiber prices would increase our operating costs and we may be unable to increase prices for our products in response, which could have a material adverse effect on our results of operations or financial condition.

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

Soft global economic conditions will continue to affect our results of operations or financial condition, and it may cause a number of the risks that we currently face to increase in likelihood, magnitude and duration.

Our operations and performance depend significantly on worldwide economic conditions. During the global financial crisis and the soft conditions that have followed, customers across all of our businesses have delayed and reduced expenditures in response to deteriorating macroeconomic and industry conditions and uncertainty, which has had a significant negative impact on the demand for our products and therefore, the cash flows of our businesses, and could continue to have a negative impact on our capital resources.

Demand for newsprint, coated papers and specialty papers has been and is expected to be negatively impacted by higher unemployment and lower gross domestic product growth rates. We believe that some end consumers reduced newspaper and magazine subscriptions as a direct result of their financial circumstances during the economic downturn, contributing to lower demand for our products by our customers. Additionally, advertising demand in magazines and newspapers, including classified advertisements, and demand from automotive dealerships and real estate agencies have been impacted by higher unemployment, lower automobile sales and the tepid real estate environment. Lower demand for print advertisements leads to fewer pages in newspapers, magazines and other advertisement circulars and periodicals, decreasing the demand for our products. Furthermore, consumer and advertising-driven demand for our paper products may not recover, even with an economic recovery, as purchasing habits may be permanently changed with a prolonged economic downturn.

The economic downturn has had a profoundly negative impact on the U.S. housing industry, which sets the prices for many of our lumber and other wood-based products. According to the U.S. Census Bureau, U.S. housing starts declined from approximately 1.4 million in 2007 to a low of approximately 0.6 million in 2009, reflecting a 57% decline. During conditions such as those, with a low level of primary demand for our lumber and other wood-based products, we would expect our wood products business to operate at a low level until there is a meaningful recovery in new residential construction demand. Furthermore, with less lumber demand, sawmills generate less wood chips that we use in our pulp and paper mills, which leads the mills to increase their supply from the open market, where prices may be elevated and subject to market forces. We would also have less waste to use internally, which would increase our fossil fuel consumption and, as a result, our costs.

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

We manufacture products in Canada, the United States and South Korea and sell products throughout the world. Paper prices are tied to the health of the economies of North and South America, Asia, Europe and South Pacific, as well as to paper inventory levels in these regions. The economic and political climate of each region has a significant impact on our costs and the prices of, and demand for, our products. Changes in regional economies or political instability, including acts of war or terrorist activities, can affect the cost of manufacturing and distributing our products, pricing and sales volume, directly affecting our results of operations. Such changes could also affect the availability or cost of insurance.

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

Our operations are subject to climate variations, which impact the productivity of forests, the distribution and abundance of species and the spread of disease or insect epidemics, which may adversely or positively affect timber production. Over the past several years, changing weather patterns and climatic conditions have added to the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, snow and ice storms, which could also affect our woodlands or cause variations in the cost for raw materials, such as fiber. Changes in precipitation resulting in droughts could adversely affect our hydroelectric production, increasing our energy costs, while increased precipitation may generally have positive effects.

To the extent climate change impacts raw material availability or our hydroelectric production, it may also impact our costs and revenues. Furthermore, should financial markets view climate change as a financial risk, our ability to access capital markets or to receive acceptable terms and conditions could be affected.

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

If there were to be a triggering event, it is possible that we could record non-cash long-lived asset impairment or accelerated depreciation charges in future periods, which would be recorded as operating expenses and would directly and negatively impact our reported results of operations. One group of assets, for which the remaining useful life is being monitored closely, are the tangible and intangible assets associated with our Jim-Gray hydroelectric dam, which is part of the Hydro Saguenay facility that provides hydroelectric power to certain mills in the province of Quebec. The province of Quebec informed us on December 30, 2011 that it intended not to renew our water rights associated with our Jim-Gray hydroelectric dam and to require us to transfer the property to the province for no consideration. On February 6, 2013, the province of Quebec granted us an extension to transfer the property. As extended, an agreement on the terms of the transfer would need to be entered into at the latest on June 14, 2013. The province’s actions are contrary to our understanding of the water power lease in question. We continue to evaluate our legal options. The net book value of this hydroelectric dam was tested for impairment with the other assets in its asset group and no impairment was indicated. At this time, we believe that the remaining useful life of the assets remains unchanged. The carrying value of the long-lived assets associated with the Jim-Gray dam as of December 31, 2012 was approximately $93 million. If we are unable to renew the water rights at this dam, we will reevaluate the remaining useful life of these assets, which may result in accelerated depreciation and amortization charges at that time.

We could experience disruptions in operations or increased labor costs due to labor disputes.

As of December 31, 2012, we employed approximately 9,300 people, of whom approximately 6,700 were represented by bargaining units. Our unionized employees are represented predominantly by the CEP and the CNTU in Canada and predominantly by the United Steelworkers International in the U.S. The collective agreements covering 350 employees working in five of our woodlands and sawmills operations in Canada have expired and are subject to renegotiation. The collective agreements covering approximately 3,000 employees (2,000 in Canada and 1,000 in the U.S.) in 12 of our pulp and paper operations, and 300 employees in three of our woodlands and sawmills operations in Canada, are scheduled to expire in April 2014.

While we intend to negotiate to renew collective bargaining agreements, there can be no assurance that we will be able to renew agreements on satisfactory terms, or that we will maintain continuously satisfactory agreements with all of our unionized employees. Should we be unable to do so, it could result in strikes or other work stoppages by affected employees, which could cause us to experience a disruption of operations and affect our business, financial condition or results of operations.

The occurrence of natural or man-made disasters could disrupt our supply chain and the delivery of our products and adversely affect our financial condition or results of operations.

The success of our businesses is largely contingent on the availability of direct access to raw materials and our ability to ship products on a timely basis. As a result, any event that disrupts or limits transportation or delivery services could materially and adversely affect our business. In addition, our operating results are dependent on the continued operation of our various production facilities and the ability to complete construction and maintenance projects on schedule. Material operating interruptions at our facilities, including interruptions caused by the events described below, may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties.

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

We are subject to cyber-security risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology that manages operations and other business processes.

We use information technologies to securely manage operations and various business functions. We rely upon various technologies to process, store and report on our business and interact with customers, vendors and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security design and controls, and those of our third party providers, our information technology and infrastructure may be vulnerable to cyber attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could result in operational disruptions or the misappropriation of sensitive data which could subject us to legal claims or proceedings and have a negative impact on our reputation. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM  2. PROPERTIES

Information regarding our owned properties is included in Item 1, “Business.”

In addition to the properties that we own, we also lease under long-term leases certain timberlands, office premises and office and transportation equipment and have harvesting rights with respect to certain timberlands. Information regarding our timberland and operating leases and harvesting rights is included in Note 23, “Timberland and Operating Leases and Purchase Obligations,” to our Consolidated Financial Statements.

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

Subject to certain exceptions, all litigation against the entities subject to the Creditor Protection Proceedings (the “Debtors”) that arose out of pre-petition conduct or acts was subject to the automatic stay provisions of Chapter 11 and the CCAA and the orders of the courts rendered thereunder and subject to certain exceptions, any recovery by the plaintiffs in those matters was treated consistently with all other general unsecured claims in the Creditor Protection Proceedings, i.e., to the extent a disputed general unsecured claim becomes an accepted claim, the claimholder would be entitled to receive a ratable amount of Successor Company common stock from the reserve established on the Emergence Date for this purpose, as discussed in Note 4, “Creditor Protection Proceedings,” to our Consolidated Financial Statements. As a result, we believe that these matters will not have a material adverse effect on our results of operations or financial position.

Effective July 31, 2012, we completed the second step transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Canadian Court approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have reserved approximately Cdn$14 million ($14 million, based on the exchange rate in effect on December 31, 2012) for the eventual payment of those claims.

On June 12, 2012, we filed a motion for directives the Canadian Court seeking an order to prevent pension regulators in each of Quebec, New Brunswick and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the Creditor Protection Proceedings. These plans are subject to the funding relief regulations described in Note 18, “Pension and Other Postretirement Benefit Plans – Canadian pension funding,” to our Consolidated Financial Statements and we contend, among other things, that any such declaration, if issued, would be inconsistent with the Canadian Court’s sanction order confirming the Plan of Reorganization and the terms of our emergence from the Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could exceed $150 million, would have to be funded if we do not obtain the relief sought. The pension regulators filed contestations to our motion in August 2012.

On March 31, 2010, the Canadian Court dismissed a motion for declaratory judgment brought by the province of Newfoundland and Labrador, awarding costs in our favor, and thus confirmed our position that the five orders the province issued under section 99 of its Environmental Protection Act on November 12, 2009 were subject to the stay of proceedings and the application of the claims procedure order pursuant to the Creditor Protection Proceedings. The province of Newfoundland and Labrador’s orders could have required us to proceed immediately with the environmental remediation of various sites we formerly owned or operated, some of which the province expropriated in December 2008. The Quebec Court of Appeal denied the province’s request for leave to appeal on May 18, 2010 and the Supreme Court of Canada (the last level of appeal in Canada) denied the appeal of that decision on December 7, 2012.

BCFC was dismissed from the Creditor Protection Proceedings as part of a negotiated resolution to certain objections to the Plans of Reorganization, and it subsequently made an assignment for the benefit of its creditors under the Bankruptcy and Insolvency Act (Canada) (the “BIA”). BCFC appointed Green Hunt Wedlake Inc. (the “BCFC Trustee”) as its representative in the BIA filing, whose responsibilities were, among others, to prosecute BCFC’s claims (including a disputed claim in the Creditor Protection Proceedings in connection with the 7.95% notes due November 15, 2011 issued by BCFC (the “7.95% Notes”)) and distribute its property, if any. On September 21, 2012, in connection with the Creditor Protection Proceedings, Resolute FP US Inc. (formerly “AbiBow US Inc.” and Bowater), entered into a settlement agreement with the BCFC Trustee, Wilmington Trust Company, as the successor indenture trustee with respect to the 7.95% Notes (the “Indenture Trustee”), and Avidity Partners, LLC, the Post-Effective Date Claims Agent under the confirmed Chapter 11 Plan of Reorganization. The settlement agreement resolved the claims against Bowater filed by the BCFC Trustee and the Indenture Trustee in the Creditor Protection Proceedings. We subsequently distributed approximately 15 million shares of common stock from the disputed claim share reserve to the BCFC Trustee and to the holders of allowed and accepted unsecured creditor claims entitled to additional distributions under the Plans of Reorganization. These distributions were not dilutive, as the shares in the reserve have been deemed outstanding since emergence. As a result of the BIA filing, the BCFC Trustee controls the entity and is responsible for prosecuting any remaining claim and distributing its property under the BIA.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on both the NYSE and the TSX. The ticker symbol for our common stock was changed from “ABH” to “RFP” on the NYSE on May 24, 2012 and on the TSX on May 28, 2012.

The high and low prices of our common stock for 2011 and 2012, by quarter, are set forth below.

	High	Low
2011:
First quarter	$30.54	$22.94
Second quarter	$28.34	$19.41
Third quarter	$21.18	$14.42
Fourth quarter	$18.20	$13.70

2012:
First quarter	$16.22	$14.20
Second quarter	$14.40	$10.15
Third quarter	$14.95	$9.02
Fourth quarter	$13.93	$10.40

As of January 31, 2013, there were approximately 5,177 holders of record of our common stock.

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

The following table sets forth information about our stock repurchases for the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31	462,505	$12.42	462,505	$49,586,084
November 1 to November 30	1,176,800	11.14	1,176,800	36,482,382
December 1 to December 31	306,900	11.75	306,900	32,876,629
Total	1,946,205	$11.54	1,946,205	$32,876,629

(1)	On May 22, 2012, our Board of Directors approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million.

See Part III, Item 12 of this Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding our equity compensation plan.

The following graph compares the cumulative total return attained by shareholders on our common stock versus the cumulative total returns of the S&P 500 index and a peer group of five companies since December 10, 2010, the date our common stock began trading following our emergence from the Creditor Protection Proceedings. The individual companies comprising the peer group are: Domtar Corporation, International Paper Company, UPM – Kymmene Corporation, Verso Paper Corp. and Weyerhaeuser Company. The graph tracks the performance of a $100 investment in our common stock on December 10, 2010, in the S&P 500 index on November 30, 2010 and in the peer group on November 30, 2010 (with the reinvestment of all dividends) to December 31, 2012. Data for periods prior to December 10, 2010 is not shown because of the Creditor Protection Proceedings and the fact that the financial results of the Successor Company are not comparable to the results of the Predecessor Company. The stock price performance included in the graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents summary historical consolidated financial information for each of the last five years and should be read in conjunction with Items 7 and 8. The selected financial information for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 under the captions “Statement of Operations Data,” “Segment Sales Information,” “Statement of Cash Flows Data” and “Financial Position” shown below has been derived from our audited Consolidated Financial Statements.

As discussed in Item 1, “Business – Basis of Presentation,” the implementation of the Plans of Reorganization and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our Consolidated Financial Statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the consolidated financial statements of the Successor Company are not comparable to the consolidated financial statements of the Predecessor Company. For additional information, see Note 4, “Creditor Protection Proceedings,” to our Consolidated Financial Statements and Item 7.

	Successor		Predecessor
(In millions, except per share amounts or otherwise indicated)	2012	2011	2010	2009	2008
Statement of Operations Data
Sales	$4,503	$4,756	$4,746	$4,366	$6,771
Operating (loss) income (1)	(30)	198	(160)	(375)	(1,430)
Reorganization items, net (2)	–	–	1,901	(639)	–
(Loss) income before extraordinary item	(2)	39	2,775	(1,560)	(1,951)
Net (loss) income attributable to Resolute Forest Products Inc. (3)	(2)	41	2,614	(1,553)	(2,234)
Basic net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	(0.02)	0.42	45.30	(26.91)	(38.79)
Diluted net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	(0.02)	0.42	27.63	(26.91)	(38.79)
Dividends declared per common share	–	–	–	–	–
Segment Sales Information
Newsprint	$1,627	$1,816	$1,804	$1,802	$3,238
Coated papers	455	538	482	416	659
Specialty papers	1,107	1,275	1,321	1,331	1,829
Market pulp	814	659	715	518	626
Wood products	500	468	424	290	418
Other	–	–	–	9	1
	$4,503	$4,756	$4,746	$4,366	$6,771
Statement of Cash Flows Data
Net cash provided by (used in) operating activities	$266	$198	$39	$46	$(420)
Cash invested in fixed assets	169	97	81	101	186
	Successor			Predecessor
	2012	2011	2010	2009	2008
Financial Position
Fixed assets (4)	$2,440	$2,502	$2,641	$3,897	$4,507
Total assets	6,324	6,298	7,135	7,112	8,072
Long-term debt, including current portion (5) (6)	534	621	905	613	5,293
Total debt (5) (6)	534	621	905	1,499	5,970
Additional Information
Employees (number)	9,300	10,400	10,500	12,100	15,900

(1)

Operating (loss) income for 2012, 2011, 2010, 2009 and 2008 included a net gain on disposition of assets and other of $35 million, $3 million, $30 million, $91 million and $49 million, respectively, and included closure costs, impairment of assets other than goodwill and other related charges of $180 million, $46 million, $11 million, $202 million and $481 million, respectively. Operating loss for 2009 included $276 million of alternative fuel mixture tax credits. Operating loss for 2008 included impairment of goodwill charges of $810 million.

(2)

Certain expenses, provisions for losses and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that were realized or incurred in the Creditor Protection Proceedings, including the impact of the implementation of the Plans of Reorganization and the application of fresh start accounting, were recorded in “Reorganization items, net” in our Consolidated Statements of Operations. For additional information, see Note 4, “Creditor Protection Proceedings – Reorganization items, net,” to our Consolidated Financial Statements.

(3)

Net loss attributable to Resolute Forest Products Inc. in 2008 included a $256 million extraordinary loss for the non-cash write-off of the carrying value of our timber rights, water rights, leases and hydroelectric assets in the province of Newfoundland and Labrador, which were expropriated by the government of Newfoundland and Labrador in the fourth quarter of 2008.

(4)	As part of the application of fresh start accounting, fixed assets were adjusted to their fair values as of December 31, 2010.

(5)

As of the Emergence Date and pursuant to the Plans of Reorganization, all amounts outstanding under our debtor in possession financing arrangements and the Debtors’ pre-petition secured debt obligations were paid in full in cash and certain holders of allowed claims arising from the Debtors’ pre-petition unsecured debt obligations received their pro rata share of the Successor Company’s common stock. Additionally, upon the consummation of the Plans of Reorganization, we assumed the obligations in respect of the $850 million principal amount of 2018 Notes issued by an escrow subsidiary of ours. In 2012 and 2011, we redeemed $85 million and $264 million, respectively, of principal amount of the 2018 Notes. For additional information, see Note 17, “Long-Term Debt,” to our Consolidated Financial Statements.

(6)

Due to the commencement of the Creditor Protection Proceedings, our consolidated balance sheet as of December 31, 2009 included unsecured pre-petition debt obligations of $4,852 million included in liabilities subject to compromise, secured pre-petition debt obligations of $980 million included in current liabilities and secured pre-petition debt obligations of $34 million included in long-term debt, net of current portion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is intended to help the reader understand Resolute Forest Products, our results of operations, cash flows and financial condition. The discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes contained in Item 8 – Financial Statements and Supplementary Data.

OVERVIEW

Resolute Forest Products is a global leader in the forest products industry. We own or operate over 40 pulp and paper mills and wood products facilities in the U.S., Canada and South Korea, and power generation assets in Quebec, Canada. By capacity, we are the largest producer of newsprint in the world, the largest producer of uncoated mechanical papers in North America and the biggest Canadian volume producer of wood products east of the Rockies. We are also a significant North American producer in coated papers and market pulp.

We are guided by our vision and values, focusing on safety, profitability, accountability, sustainability and teamwork, and we believe that the following elements best define us:

—

Competitive cost structure – as a result of aggressive cost reductions and mill rationalizations, today we compete as a leading, lower-cost North American producer. When compared to the company that filed for creditor protection in 2009, today we have dramatically lower fixed costs and a significantly lower breakeven point.

—

Synergistic and diversified asset base – in implementing our mill rationalization efforts, we operate our best assets, closing or selling the higher cost ones. Our harvesting rights and extensive network of Canadian sawmills not only makes us a significant lumber producer in eastern North America, but also give us the benefit of integration from the harvested log all the way through the paper roll or pulp bale. In the U.S., we source primarily from the low-cost southeastern fiber basket.

—	Financial strength – we make disciplined capital management a priority, and we strive to maintain a conservative capital structure.

Our business

Products

Our 3.1 million metric tons of capacity in newsprint represents approximately 9% of worldwide capacity and 39% of North American capacity. We sell newsprint to newspaper publishers all over the world and also to commercial printers in North America for uses such as inserts and flyers. In 2012, international sales represented 41% of total newsprint sales.

Approximately one third of our production of uncoated mechanical papers is high-gloss (or supercalender) paper, mainly used for coupons, retail inserts and newspaper supplements. We produce another third of high-bright papers for general commercial printing, educational textbooks, digital printing and tradebooks. The last third includes papers for directories, paperback books and other commercial applications. In total, our 1.3 million metric tons of uncoated mechanical papers capacity makes us the largest producer in North America, and the third largest in the world. We sell uncoated mechanical papers almost exclusively in North America.

With 645,000 metric tons of capacity, we are North America’s third largest producer of coated mechanical papers, grades used for magazines, catalogs and advertising inserts. Demand for these products is largely tied to consumer spending and advertising. We sell to major commercial printers, publishers, catalogers and retailers in North America.

We operate eight pulp mills, five in the U.S. and three in Canada, with total capacity of 1.7 million metric tons, making us the fourth largest pulp producer in North America. Approximately 80% of our virgin pulp capacity is softwood-based: northern bleached softwood kraft pulp (or “NBSK”), southern bleached softwood kraft pulp (or “SBSK”) and fluff pulp. We are also a competitive producer of northern bleached hardwood kraft pulp (or “NBHK”) and southern bleached hardwood kraft pulp (or “SBHK”), and, with the acquisition of Fibrek in 2012, a leading producer of recycled bleached kraft pulp (or “RBK”). Our market pulp – the pulp we produce but do not consume internally – is used to make a range of consumer products, like tissue, packaging, specialty paper products, diapers and other absorbent products. Approximately 39% of our 2012 market pulp shipments were exported outside of North America, including significant exports to Europe (21%) and Asia (11%).

Our sawmills provide wood chips to our pulp and paper mills in Canada and they produce construction-grade lumber that we sell in North America, mostly on the east coast. We also produce I-joists for the construction industry and bed frame components, finger joints and furring strips.

	Years Ended December 31,
	2012	2011	2010
	Successor	Successor	Predecessor
Sales
Newsprint	36%	38%	38%
Coated papers	10%	11%	10%
Specialty papers	25%	27%	28%
Market pulp	18%	14%	15%
Wood products	11%	10%	9%
Total (%)	100%	100%	100%
Total sales ($ millions)	$4,503	$4,756	$4,746

Strategy

Our corporate strategy includes, on the one hand, a gradual retreat from certain paper grades, and on the other, using our strong financial position to act on opportunities to diversify and grow. That strategy focuses on three core themes: operational excellence, disciplined use of capital and strategic initiatives.

Operational excellence

We aim to improve our performance and margins by: (1) leveraging our lower-cost position; (2) maintaining a stringent focus on reducing costs and optimizing our diversified asset base; (3) maximizing the benefits of our access to virgin fiber and managing our exposure to volatile recycled fiber; (4) pursuing our strategy of managing production and inventory levels and focusing production on our most profitable facilities and machines; and (5) capitalizing on our economical access to international markets to compensate for the secular decline in North American newsprint demand.

Disciplined use of capital

We make capital management a priority. Building on our focus to reduce manufacturing costs, we will continue our efforts to decrease overhead and spend our capital in a disciplined, strategic and focused manner, concentrated on our most successful sites.

Reducing debt and associated interest charges is one of our primary financial goals. We believe this improves our financial flexibility and supports the implementation of our strategic objectives. Since December 31, 2010, we redeemed $349 million of principal amount of our 2018 senior secured notes and a $90 million promissory note issued in connection with an acquisition in 2011. In 2012, we also repaid and canceled Fibrek’s term loan and credit facility, for a total of $112 million.

Not only have we focused on reducing our debt and the associated interest burden, we also have in place a $100 million share repurchase program, under which we have repurchased 5.6 million shares at a cost of $67 million through December 31.

Strategic initiatives

We believe in taking an opportunistic approach to strategic initiatives, pursuing only those that reduce our cost position, improve our product diversification, provide synergies or allow us to expand into future growth markets.

By acquiring Fibrek, we grew our market pulp segment, increasing our presence in a market that we believe will grow over the long term. We believe that we can generate more value from Fibrek’s assets, including the NBSK mill and the two RBK mills, than they could on a standalone basis because of integration and the application of our business principles.

We anticipate continued consolidation in the paper and forest products industry, as we and our competitors continue to explore ways to increase efficiencies and grow into more favorable markets.

Sustainable performance and development

Our sustainability strategy is to improve our competitive position by balancing equally the three pillars of sustainability linked to human activities: environmental, social and economic. By achieving our established commitments, we will grow and compete on all three levels, in particular:

—	Improving resource efficiency helps drive down fiber and power costs, two significant input costs in our industry.

—

Adapting to our customers’ procurement policies, and more importantly striving to anticipate trends in demand for environmentally-conscious forest-based products enhances our environmental credentials and the competitiveness of our product offering.

—	Hiring, engaging and retaining the best and brightest minds promotes employee engagement, innovation and longevity.

—	Building solid community relations supports long-term regional prosperity and our own financial and operational success.

Our key sustainability commitments include:

—

Increasing FSC forest certification of managed forests from 18% in 2010 to 80% by 2015. In November, we achieved a level of approximately 65%, raising the total area of our FSC-certified tenures in North America to 39 million acres. In 2012, we achieved the distinction of being the largest manager of FSC-certified forests in the world.

—

Achieving a 65% absolute reduction of scope 1 and 2 greenhouse gas (or “GHG”) emissions by 2015 compared to the 2000 base year. In 2011, our scope 1 GHG emissions (from sources we own or control) and scope 2 GHG emissions (as a result of third-party power generation for our activities) were down 62% below 2000 levels, and we continue to make progress toward our 65% goal.

—

Through 2015, implementing new human resource practices to support workforce renewal and retention, engage employees in the Company’s sustainability-focused vision and values, and ensure current and future staffing requirements.

—

Achieving an Occupational Safety and Health Administration (or “OSHA”) incident rate of 1.2 or below in 2012, with a long-term goal of zero incidents, zero injuries. Our incident rate was 1.13 for the twelve months ended December 31, 2012 and we recorded 38 fewer injuries compared to 2011.

—	Reducing environmental incidents by 10% in 2013 compared to 2012, with a long-term goal of zero incidents.

Power generation

We produce electricity at seven cogeneration facilities and seven hydroelectric dams. The output is consumed internally, sold at contracted fixed prices and/or sold on the spot market. This allows us to reduce our costs by generating energy internally at a lower cost compared to open market purchases, and by producing revenue from external sales of some of the power. This table provides a breakdown of the output capacity (based on installed capacity and operating expectations in 2013) available for internal consumption at our existing production facilities:

		Energy
INTERNAL CONSUMPTION	Type	Capacity (MW)	Consumption (MWh/year)
Calhoun, TN	Cogeneration	64	373,000
Catawba, SC	Cogeneration	55	310,000
Coosa Pines, AL	Cogeneration	30	119,000
Fort Frances, ON	Cogeneration	45	250,000
Hydro Saguenay, QC (7 dams)	Hydroelectric	170	1,120,000
Thunder Bay, ON	Cogeneration	51	216,000

The table below shows the facilities where we currently produce, or will produce in 2013, energy and sell it externally as power produced from renewable sources. We buy back a portion of the energy produced for use in our operations.

		Energy
EXTERNAL SALES	Type	Capacity (MW)	Annualized sales (MWh/year)
Current
Dolbeau-Mistassini, QC	Cogeneration	28	163,000
Fort Frances, ON	Cogeneration	45	3,700
Saint-Félicien, QC	Cogeneration	43	305,400
New in 2013
Gatineau, QC	Cogeneration	15	96,000
Thunder Bay, ON	Cogeneration	65	370,000

Only two of these facilities produced power for external sale for the duration of 2012 – Fort Frances and Saint-Félicien. In December, our Dolbeau facility began operations following the restart of the paper mill, and we completed the installation of a new turbine at Saint-Félicien, adding an additional 9.5 MW of capacity. Our Thunder Bay facility is expected to begin production by the end of the first quarter and the Gatineau facility is expected to begin sales in the second quarter.

Business Conditions

2012 Highlights

2012 marked our second full year as a restructured company, a year in which we responded to the challenges facing us and the forest products industry. In doing so, we believe that we improved our competitiveness by optimizing the asset base and strengthening our financial position. In particular, we:

—

grew the pulp segment by adding the three Fibrek mills, one NBSK and two RBK, representing 752,000 tons of additional capacity, positioning us well as an important long-term North American pulp producer;

—

announced a number of projects to grow our wood products business: capacity enhancements at a number of existing sawmills, the restart of the Ignace, Ontario, facility and the construction of a new facility in Atikokan, Ontario. When all these projects are completed by mid-2014, they will add approximately 400 million board feet of annual production capacity;

—

invested in a number of power cogeneration assets. Starting in December, we added additional capacity at Saint-Félicien and Dolbeau and began external sales of the power produced. We are in the closing stages of installing our Thunder Bay facility, and we expect it to become operational by the end of the first quarter of 2013;

—	at the corporate level, completed the transfer of the remaining corporate functions from Greenville, South Carolina, to our Montreal head office;

—

continued to advance on our key sustainability efforts, including in responsible fiber sourcing, carbon footprint reduction, environmental compliance, product stewardship and sustainability disclosure, and achieved FSC certification of approximately 65% of Company-managed forests;

—

returned $67 million to our shareholders through share buybacks, reduced working capital on the balance sheet – which we calculate as current assets minus current liabilities, excluding cash and cash equivalents and debt – by $81 million from the end of 2011, and redeemed an additional $85 million of senior secured notes; and

—	made significant progress toward optimizing our paper asset base. While preserving our ability to generate cash flow, these steps provide for a leaner and more efficient mill network, including:

—

we idled and subsequently sold our Mersey newsprint mill, as part of our efforts to manage exposure to export markets where the relative strength of the U.S. dollar has created difficult conditions for North American producers;

—

we restarted a high-gloss paper machine in Dolbeau. The machine was newly built in 1999, and we believe that together with the power cogeneration unit, it will be an integrated and highly competitive operation;

—	we rationalized higher cost capacity by closing a high-gloss paper machine in Laurentide and indefinitely idling the pulp mill and high-bright and book paper machine in Fort Frances;

—	indeterminately idled a coated paper machine in Catawba to improve overall efficiency and reduce labor costs; and

—	in order to drive better efficiency and lower overall labor costs, we implemented or announced more efficient manning structures at a number of sites.

2013 segment outlook

Newsprint – after two years of stability, the price of newsprint in North America has started to come under pressure, mainly as a result of capacity restarts in Eastern Canada and lower North American exports to markets where the relative strength of the U.S. dollar has created difficult conditions for North American producers.

Coated papers – the late-year price improvement in North America is fragile, and is under pressure because of demand softness and grade switching to high-gloss grades. We continue the process of restructuring our Catawba mill, applying the principles we successfully applied in newsprint and uncoated mechanical papers to remain competitive.

Uncoated mechanical papers – the industry shipment to capacity ratio fell by nearly 10% in December as a result of a significant capacity addition in eastern Canada, and this in turn has increased pressure on pricing, particularly for high-gloss and coated paper grades.

Pulp – recent demand and pricing trends are giving us reason for cautious optimism that the pulp market is gradually improving after difficult conditions in 2012.

Wood products – wood products should continue to show progress as housing starts build on recent improvements. Our ongoing growth projects – the capacity enhancement in Thunder Bay, in addition to the announced restart of the Ignace, Ontario, sawmill and construction of the new Atikokan, Ontario, sawmill to be completed in 2014 – further enhance our position in the segment for the future.

RESULTS OF OPERATIONS

Consolidated Earnings

Selected Annual Financial Information

	Years Ended December 31,
	2012	2011	2010
(in millions, except per share amounts)	Successor	Successor	Predecessor
Sales	$4,503	$4,756	$4,746
Operating income (loss) per segment
Newsprint	97	89	(171)
Coated papers	9	57	31
Specialty papers	76	62	(44)
Market pulp	(50)	85	137
Wood products	26	(25)	9
Corporate / other	(188)	(70)	(122)
Total	(30)	198	(160)
Net (loss) income	(2)	41	2,614
Net (loss) income per common share
Basic	$(0.02)	$0.42	$45.30
Diluted	(0.02)	0.42	27.63
Cash and cash equivalents	$263	$369	$319
Total assets	6,324	6,298	7,135
Adjusted EBITDA [1]	$386	$481	$306
Adjusted EBITDA margin [1]	8.6%	10.1%	6.4%
ROE, adjusted for special items [2]	2.4%	4.7%	n/m

1.	Earnings before interest expense, income taxes and depreciation, or “EBITDA”, adjusted EBITDA and adjusted EBITDA margin are not financial measures recognized under generally accepted accounting principles, or “GAAP”. EBITDA is calculated as net (loss) income including noncontrolling interests from the consolidated statements of operations, adjusted for interest expense, income taxes and depreciation, amortization and cost of timber harvested. Adjusted EBITDA means EBITDA, excluding special items such as foreign exchange translation gains and losses, employee termination costs, closure costs, impairment and other related charges, inventory write-downs related to closures, start up costs of idled mills, gains and losses on dispositions of assets, post-emergence costs, transaction costs and other charges or credits that are excluded from our segments’ performance from GAAP operating income (loss). Adjusted EBITDA margin is adjusted EBITDA expressed as a percentage of sales. We believe that using measures such as EBITDA, adjusted EBITDA and adjusted EBITDA margin is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our ongoing operations and financial performance from period to period.

	Years ended December 31,
	2012	2011	2010
(in millions)	Successor	Successor	Predecessor
Net (loss) income including noncontrolling interests	$(36)	$39	$2,775
Interest expense	66	95	483
Income tax (benefit) provision	(38)	16	(1,606)
Depreciation, amortization and cost of timber harvested	233	220	493
EBITDA	$225	$370	$2,145
Foreign exchange translation (gain) loss	(17)	21	94
Employee termination costs (credits)	5	12	(8)
Closure costs, impairment and other related charges	180	46	11
Inventory write-downs related to closures	12	3	–
Start up costs of idled mills	13	–	–
Net gain on disposition of assets	(35)	(3)	(30)
Post-emergence costs	11	47	–
Transaction costs	8	5	–
Other income, net	(16)	(20)	(5)
Reorganization items, net	–	–	(1,901)
Adjusted EBITDA	$386	$481	$306

2.	Return on equity, or “ROE”, is a non-GAAP financial measure, calculated by dividing net (loss) income, excluding the special items identified below, by adjusted shareholders’ equity. ROE is a measure of profitability that shows how much profit the Company generated as a percentage of shareholder money invested. The calculation of ROE as of December 31, 2010, has been omitted because, in management’s view, it does not provide a true representation of ROE given that net income, excluding special items, and shareholders’ equity are adjusted for fresh start accounting and the application of the plans of reorganization on and as of December 31, 2010, and as a result net income does not reflect the performance during the entire year. During the creditor protection and until the application of fresh start accounting, the predecessor company’s shareholders’ equity was negative.

	December 31, 2012
(in millions, except ROE)	Net (loss) income	Shareholders’ equity	ROE (%)
GAAP as reported	$(2)	$3,093	(0.1)%
Adjustments for special items:
Foreign exchange translation gain	$(23)	$(23)
Employee termination costs	4	4
Closure costs, impairment and other related charges	112	112
Inventory write-downs related to closures	7	7
Start up costs of idled mills	10	10
Net gain on disposition of assets	(22)	(22)
Post-emergence costs	9	9
Transaction costs	8	8
Other income, net	(11)	(11)
Reorganization-related and other tax adjustments	(13)	(13)
Cumulative past-year adjustments	–	125
GAAP as adjusted for special items	$79	$3,299	2.4%

	December 31, 2011
(in millions, except ROE)	Net income	Shareholders’ equity	ROE (%)
GAAP as reported	$41	$3,417	1.2%
Adjustments for special items:
Foreign exchange translation loss	$23	$23
Employee termination costs	8	8
Closure costs, impairment and other related charges	32	32
Inventory write-downs related to closures	2	2
Net gain on disposition of assets	(2)	(2)
Post-emergence costs	34	34
Transaction costs	4	4
Other income, net	(14)	(14)
Reorganization-related and other tax adjustments	38	38
GAAP as adjusted for special items	$166	$3,542	4.7%

Fresh start accounting

The implementation of the plans of reorganization and the application of fresh start accounting upon our emergence from the creditor protection proceedings materially changed the carrying amounts and classifications reported in our consolidated financial statements, and resulted in the treatment of the Company as a new entity for financial reporting purposes. Accordingly, our consolidated balance sheets as of December 31, 2010, and the other financial statements for periods thereafter are not comparable to our consolidated financial statements for earlier periods. To help the reader with this important distinction, we sometimes refer to the Company on and after December 31, 2010, as the “successor” or the “successor Company” to indicate the implementation of the plans of reorganization and the application of fresh start accounting to the results. We sometimes refer to the Company before December 31, 2010, as the “predecessor” or the “predecessor Company” to indicate that the results are before those changes.

Some of the significant differences include:

—

Higher cost of sales, excluding depreciation, amortization and cost of timber harvested, as a result of the increase in the carrying value of finished goods inventory as of December 31, 2010, to reflect fair value mostly in the first quarter of 2011 as the inventory was sold.

—

Lower depreciation, amortization and cost of timber harvested as a result of the rationalization of facilities, sale of assets, reductions in the carrying values of fixed assets and amortizable intangible assets to reflect fair values and updated useful lives of fixed assets and amortizable intangible assets.

—

Lower labor and salary costs as a result of the implementation of our new labor agreements (costs of sales, excluding depreciation, amortization and cost of timber harvested) and salary reductions at the corporate level (selling, general and administrative expenses, or “SG&A”).

—

Significantly lower interest expense as a result of the settlement or extinguishment of the predecessor Company’s secured and unsecured debt obligations, partially offset by interest expense on the exit financing.

—

The predecessor Company’s consolidated statements of operations included significant costs for reorganization items that were directly associated with or resulted from the reorganization and restructuring of the business. Starting in 2011, we incurred and will continue to incur costs associated with the finalization of outstanding restructuring and reorganization matters, primarily for the resolution and settlement of disputed creditor claims. We record these post-emergence costs in “other income (expense), net” in the successor Company’s consolidated statements of operations.

—

Income taxes are no longer affected by the valuation allowances established on substantially all of the predecessor Company’s deferred income tax assets because those valuation allowances were reversed in connection with the implementation of the plans of reorganization and the application of fresh start accounting. As of December 31, 2012, we had approximately $1,983 million of deferred income tax assets, net, on the consolidated balance sheets.

Fibrek acquisition

Fibrek’s results of operations have been included in our consolidated financial statements as of May 2, 2012, the date we acquired a controlling interest. The results are included in the market pulp segment. The amount of Fibrek’s sales, operating loss and net loss included in our results for 2012 were $268 million, $13 million and $13 million, respectively.

2012 vs. 2011

Operating (loss) income variance analysis

Sales

Sales decreased by $253 million in 2012, or 5.3%, to $4,503 million, led by a $509 million decline in volume across all grades and a net $12 million reduction in pricing, as more fully described in the segment variance analysis below. The decline was partly offset with the inclusion of Fibrek sales ($268 million). In light of challenging market conditions, the non-Fibrek volume decline reflects additional market downtime and our ongoing efforts to focus production in our most cost-effective mills, and drive better efficiency by restructuring and reducing labor costs. This fits into our strategy of managing production and inventory levels, selling only profitable tons, and maintaining world-class operational standards.

Cost of sales, excluding depreciation, amortization and cost of timber harvested

Cost of sales, excluding depreciation, amortization and cost of timber harvested, which we refer to as “COS”, improved by $98 million in 2012 compared to 2011, or $61 million net of Fibrek and the volume effect. COS was favorably influenced by the slightly weaker Canadian dollar compared to the U.S. dollar ($24 million) and a net reduction in manufacturing costs ($37 million), including:

—	lower costs for energy ($44 million) as a result of favorable pricing and our energy saving initiatives;

—	lower labor and pension costs ($34 million);

—	favorable recovered paper pricing ($21 million);

—	the idling of the Mersey facility in June ($18 million);

—	other operational cost improvements ($17 million); and

—	favorable inventory adjustment as a result of increasing market prices for lumber products ($6 million).

These favorable effects to COS were offset by costs associated with the start-up of closed mills and our capacity reduction initiatives ($25 million); higher log costs ($23 million), including stumpage fees; and coating and chemicals ($17 million). The addition of Fibrek added $242 million of COS. Compared to 2011, segment COS was also unfavorably affected by the loss of power sales income as a result of our sale of ACH Limited Partnership, or “ACH”, in 2011 ($19 million), by non-cash inventory obsolescence charges for slow-moving spare parts ($15 million) over the course of the year and by the benefit of a 2010 NIER program rebate recorded in 2011 ($8 million).

We joined the Northern Industrial Electricity Rate Program, or “NIER program”, during the second quarter of 2011, retroactive to the program’s April 1, 2010, start date. Under the program, we earned rebates on electricity purchased and consumed by our northern Ontario pulp and paper mills, subject to certain conditions. These rebates, which effectively reduce our energy costs, are available until the program expires on March 31, 2013, though we expect it to be extended on terms that have yet to be determined. Of the rebates we recorded in 2011, $8 million related to 2010.

Depreciation, amortization and cost of timber harvested

Depreciation, amortization and cost of timber harvested increased by $13 million in 2012, mainly as a result of the acquisition of Fibrek’s assets.

Selling, general and administrative expenses

SG&A was $9 million lower in 2012 compared to 2011, as we collected a refund of certain group benefit premiums paid in prior years ($11 million) and recorded lower severance and transition costs ($8 million). These favorable changes to SG&A were partially offset by higher special project costs ($6 million), including Fibrek, and the SG&A associated with the addition of Fibrek.

Closure costs, impairment and other related charges

We recorded closure costs, impairment and other related charges of $180 million in 2012, $134 million higher than in 2011, as a result of our asset optimization initiatives during the year, including the idling and sale of operations in Mersey, Nova Scotia, the idling of a kraft pulp mill and paper machine in Fort Frances and the closure of a paper machine in Laurentide. Our major initiatives in 2011 included machine closures in Coosa Pines, Baie-Comeau and Kenogami as well as restructurings in our Mokpo and Mersey facilities.

Net gain on disposition of assets and other

We recognized a net gain on disposition of assets of $35 million in 2012, compared to $3 million in 2011, mainly as a result of the sale of timberlands in Nova Scotia in the first quarter.

Net (loss) income variance analysis

Net loss in 2012 was $2 million, or $0.02 per share, a decrease of $43 million, or $0.44 per share, compared to net income in 2011 of $41 million, or $0.42 per diluted common share.

Interest expense

Interest expense decreased by $29 million, to $66 million, in 2012 from $95 million in 2011. The decrease related to the elimination of ACH’s debt in connection with the sale of our interest ($7 million) and the lower principal amount of senior secured notes as a result of redemptions, including $179 million in June 2011, an additional $85 million in November of that year and $85 million in October of 2012.

Other income (expense), net

Other income, net, was $22 million in 2012, compared to an expense of $48 million in 2011. The change of $70 million includes a foreign exchange gain (compared to a 2011 loss) on the translation of Canadian dollar net monetary assets to U.S. dollars ($38 million) and lower post-emergence costs ($36 million), which are legal and other professional fees for the resolution and settlement of disputed creditor claims and other post-emergence activities.

Income taxes

We recorded a $38 million income tax benefit in 2012, on a loss before income taxes of $74 million, $12 million more than the expected $26 million benefit calculated using the federal statutory income tax rate of 35%. Our effective tax rate for the year was therefore 51%. This stems from the favorable effects of reorganization-related and other tax adjustments of $13 million, foreign exchange of $10 million, research and development tax incentives of $8 million and adjustments for unrecognized tax benefits of $5 million, offset by a net increase in valuation allowances of $25 million. This net increase in valuation allowances was primarily due to the costs associated with the idling of our Mersey operations before the assets were sold and an internal reorganization of our U.S. Fibrek subsidiaries. In 2011, our income tax provision was $16 million, on income before income taxes of $55 million, resulting in an effective tax rate of 29%. The provision included a favorable adjustment to reserves for unrecognized tax benefits of $63 million on the completion of certain tax authority examinations, mostly offset by the unfavorable effects of prior year reorganization-related tax adjustments of $38 million, foreign exchange of $9 million, and an increase in valuation allowances of $15 million on certain deferred income tax benefits we no longer expected to realize.

Some of our Canadian subsidiaries, including our principal Canadian operating subsidiary, use the U.S. dollar as functional currency but determine taxable income in Canadian dollars. This can cause frequent and substantial variation to our effective tax rate compared to the weighted-average of both domestic and foreign statutory tax rates because the foreign exchange gains and losses used to calculate the income tax provision of our Canadian subsidiaries are determined on a different basis from the foreign exchange gains and losses included in our consolidated financial statements. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate.

Q4 of 2012 vs. Q4 of 2011

Operating (loss) income variance analysis

We recorded an operating loss of $46 million in the fourth quarter of 2012, compared to operating income of $47 million in the same period of 2011. Approximately half of the $93 million decrease results from lower volume in each segment, with the exception of pulp, including: newsprint ($19 million) mainly as a result of lower exports; coated papers ($14 million) because of the closure of a machine and production difficulties; and capacity reduction initiatives in specialty papers ($17 million) in response to lower demand. The other unfavorable variances include: higher closure costs from the idlings and closures at Fort Frances, Laurentide and Mersey ($70 million), compared to the closure in Kenogami in 2011; the effects of the stronger Canadian dollar ($12 million); and a non-cash inventory obsolescence charge for slow-moving spare parts ($10 million). These items were only partially offset by improved manufacturing costs, mainly the result of: restructuring initiatives ($21 million); power ($7 million); and maintenance ($5 million), partially offset by additional costs for the ramp-up at Dolbeau ($4 million), higher stumpage fees ($5 million) and chemicals ($5 million).

Net loss variance analysis

Net loss in the fourth quarter of 2012 was $36 million, compared to a net loss of $6 million in the year ago period, a $30 million increase. Interest expense was $3 million lower, to $15 million, as a result of the redemption of senior secured notes. The change in the Canadian dollar compared to the end of the third quarter led to a $4 million foreign exchange loss on the translation of Canadian dollar net monetary assets to U.S. dollars, compared to a gain of $9 million in the fourth quarter of 2011.

We recorded a $26 million income tax benefit on loss before taxes of $61 million in the fourth quarter of 2012, compared to a $42 million provision on $32 million of income before taxes in the same period of 2011. The fourth quarter 2012 benefit reflected a favorable net adjustment for valuation allowances of $10 million, mainly as a result of an internal reorganization of our U.S. Fibrek subsidiaries. In the fourth quarter of 2011, we adjusted the provision unfavorably for reorganization-related and other tax adjustments of $48 million and recorded an increase of $11 million in valuation allowances, offset in part by previously unrecognized tax benefits of $18 million.

2011 vs. 2010

Operating income (loss) variance analysis

Sales

Sales increased by $10 million in 2011, or 0.2%, to $4,756 million. There was a $295 million increase in product pricing as a result of higher transaction prices for newsprint, coated papers and specialty papers. Transaction prices were lower, however, for market pulp and wood products. Shipments were down in all segments, with the exception of wood products. The impact of each item is more fully described below in the segment variance analysis.

Cost of sales, excluding depreciation, amortization and cost of timber harvested

COS decreased $134 million in 2011 compared to 2010. The lower shipment volume ($201 million) and lower costs for labor and benefits ($82 million), fuel ($12 million) and energy ($9 million) favorably affected COS, but it was unfavorably influenced by a stronger Canadian dollar compared to the U.S. dollar ($89 million), and higher costs for wood and fiber ($38 million), chemicals ($28 million) and maintenance ($3 million).

Certain initiatives implemented during the creditor protection proceedings, such as a Company-wide reduction to salaries and benefits, had a favorable impact in 2011 when compared to 2010. There was, however, an unfavorable impact to COS in 2011 for the increase in the carrying value of finished goods inventory as of December 31, 2010, to reflect fair value under fresh start accounting.

Depreciation, amortization and cost of timber harvested

Depreciation, amortization and cost of timber harvested decreased $273 million in 2011, primarily as a result of the creditor protection proceedings and the application of fresh start accounting.

Distribution costs

Distribution costs decreased $6 million in 2011 due to lower shipment volumes, partially offset by higher distribution costs per ton.

Selling, general and administrative expenses

SG&A increased $3 million in 2011 compared to 2010. Unfavorable effects included: the reversal, in 2010, of a bonus accrual ($17 million); corporate employee termination costs ($12 million) and transaction costs in connection with our acquisition of Fibrek ($5 million).

Favorable items included our continued cost reduction initiatives, including salary reductions at the corporate level, the reversal of a capital tax reserve ($4 million) and a lease termination fee, in 2010, for our former head office in Montreal ($2 million).

Closure costs, impairment and other related charges & net gain on disposition of assets and other

We recorded closure costs, impairment and other related charges of $46 million in 2011 compared to $11 million in 2010, a $35 million increase. We also recorded a net gain on disposition of assets and other of $3 million in 2011 compared to $30 million in 2010.

Net income variance analysis

Net income in 2011 was $41 million, or $0.42 per diluted common share, a decrease of $2,573 million, or $27.21 per diluted common share, compared to net income in 2010 of $2,614 million, or $27.63 per diluted common share. Net income in 2010 includes material adjustments as a result of the creditor protection proceedings and the application of fresh start accounting, as further described in the notes to the consolidated financial statements.

Interest expense

Interest expense decreased to $95 million in 2011 from $483 million in 2010. The decrease was primarily due to significantly lower debt levels following our emergence from the creditor protection proceedings. Interest expense in 2010 also included a cumulative adjustment of $43 million to increase accrued interest on certain pre-petition debt obligations, as more fully described in note 4, “creditor protection proceedings – reorganization items, net,” to the consolidated financial statements.

Other expense, net & reorganization items, net

Other expense, net, was $48 million in 2011, compared to $89 million in 2010, a $41 million reduction. We recorded foreign exchange losses in other expense, net, in 2011 ($21 million) and in 2010 ($94 million), reflecting the effects of the strengthening Canadian dollar on the translation of Canadian dollar net monetary assets to U.S. dollars.

In 2011, we incurred $47 million in post-emergence costs, primarily legal and other professional fees for the resolution and settlement of disputed creditor claims, as well as costs for other post-emergence activities. These costs were partially offset by net gains on extinguishment of debt ($6 million).

Under applicable accounting guidance, after our emergence, we ceased recording creditor protection-related costs and expenses to reorganization items, net. In 2010, we recorded a credit of $1,901 million to reorganization items, net, as a result of the implementation of the plans of reorganization and the application of fresh start accounting.

Income taxes

In 2011, our income tax provision was $16 million, on income before income taxes of $55 million, resulting in an effective tax rate of 29%. The provision included a favorable adjustment to reserves for unrecognized tax benefits of $63 million on the completion of certain tax authority examinations, mostly offset by the unfavorable effects of prior year reorganization-related tax adjustments of $38 million, foreign exchange of $9 million and an increase in valuation allowances of $15 million on certain deferred income tax benefits we no longer expected to realize.

In 2010, we recorded an income tax benefit of $1,606 million on income before income taxes of $1,169 million. The benefit was primarily due to the reversal of valuation allowances as part of the implementation of the plans of reorganization and the non-taxability of the gains on the plans of reorganization.

Segment Earnings

We manage our business based on the products we manufacture. Our reportable segments correspond to our principal product lines: newsprint, coated papers, specialty papers, market pulp and wood products.

We do not allocate any of the income or loss items following “operating (loss) income” in our consolidated statements of operations to our segments because those items are reviewed separately by management. Similarly, we do not allocate to the segments closure costs, impairment and other related charges, employee termination costs, net gain on disposition of assets and other, as well as other discretionary charges or credits. We also exclude certain corporate items from the segments, and present those separately as corporate and other, consistent with how management analyzes the results.

In 2011, we began to allocate SG&A to the segments, with the exception of employee termination costs and certain other discretionary charges and credits, which are presented under corporate and other. Share-based compensation expense and depreciation expense are also allocated to our segments.

NEWSPRINT

Highlights

	Years Ended December 31,
	2012	2011	2010
(in millions, except where otherwise stated)	Successor	Successor	Predecessor
Sales	$1,627	$1,816	$1,804
Operating income (loss) [1]	97	89	(171)
EBITDA [2]	169	162	54
(in thousands of metric tons)
Shipments	2,491	2,753	3,005
Downtime	260	102	738
Inventory at end of period	90	78	75

1.	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

2.	EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Earnings – Selected Annual Financial Information” above.

	Years Ended December 31,
	2012	2011	2010
(in millions)	Successor	Successor	Predecessor
Net income (loss) including noncontrolling interests	$97	$89	$(171)
Depreciation, amortization and cost of timber harvested	72	73	225
EBITDA	169	162	54

Industry trends

Source: Pulp & Paper Products Council (or “PPPC”)

Total North American newsprint demand declined 1.2% in 2012, reflecting a 20% increase in demand from other uses, mainly commercial printers, and a 6% decline in demand from newspapers. Accordingly, the average operating rate, on shipment to capacity basis, remained elevated in 2012, at 92%. Global demand for newsprint was down 3% in 2012, including an 11% decline in Western Europe, 9% in India and 5% in Latin America. North American exports were down to Western Europe (30%), Asia (32%) and Latin America (6%), mainly because the strong U.S. dollar has created difficult conditions for North American producers on export markets.

Operational Performance

2012 vs. 2011

Operating income variance analysis

Sales

In 2012, newsprint sales decreased $189 million, or 10%, to $1,627 million, primarily as a result of a 262,000 metric ton decrease in shipments ($173 million) and a $6 per metric ton reduction in average transaction price ($15 million).

Shipments were down as a result of our efforts to control finished goods inventory and to manage our exposure to newsprint export markets pressured by the strong U.S. dollar. We took 158,000 metric tons more downtime in 2012 than in 2011, and we indefinitely idled, and subsequently sold, our export-focused Mersey newsprint mill, reducing our annual capacity by approximately 250,000 metric tons.

Cost of sales, excluding depreciation, amortization and cost of timber harvested

Segment COS improved by $173 million in 2012, or $90 million net of the impact of lower volume. In addition to an $11 million positive effect on operating income because of the weaker Canadian dollar, there was a $79 million improvement in manufacturing costs, including:

—	lower costs of power and fuel on lower natural gas pricing and energy saving initiatives ($22 million);

—	favorable recovered paper pricing ($20 million);

—	the idling of the Mersey facility in June ($18 million);

—	lower labor costs as a result of various restructuring initiatives ($16 million);

—	other operational cost improvements ($13 million); and

—	favorable fiber costs, including kraft usage and lower pricing for wood chips ($7 million).

Compared to 2011, segment COS was also favorably affected with the receipt of insurance proceeds ($7 million) for the 2011 roof collapse at our Clermont mill, but it was unfavorably affected by the loss of power sales income as a result of our sale of ACH in 2011 ($19 million), a non-cash obsolescence provision for slow-moving spare parts ($6 million) and the benefit of a 2010 NIER rebate recorded in 2011 ($5 million).

2011 vs. 2010

Operating income (loss) variance analysis

Sales

Sales increased $12 million, or 0.7%, to $1,816 million in 2011 compared to 2010. The principal favorable variance was an increase in average transaction price of $59 per metric ton ($178 million), and the principal unfavorable variance was a drop in shipments of 252,000 metric tons ($166 million). We took 636,000 metric tons less of downtime in 2011 compared to 2010 because of permanent capacity reductions.

Cost of sales, excluding depreciation, amortization and cost of timber harvested

Segment COS decreased $104 million in 2011. Compared to 2010, the favorable variances included: the impact of lower volume ($113 million); reduced energy costs ($19 million); lower labor and benefits costs ($22 million) and the application of a retroactive rebate under the NIER program ($9 million). These were offset by the unfavorable effects of the stronger Canadian dollar ($36 million) and higher wood and fiber costs ($18 million).

Depreciation, amortization and cost of timber harvested

Segment depreciation, amortization and cost of timber harvested decreased $152 million in 2011 compared to 2010, primarily as a result of the creditor protection proceedings and the application of fresh start accounting.

Distribution costs

Segment distribution costs decreased $14 million in 2011 compared to 2010, due principally to the decrease in shipment volume, partially offset by higher distribution costs per ton.

Selling, general and administrative expenses

Segment SG&A increased $22 million in 2011 compared to 2010 as a result of the allocation of SG&A, except employee termination costs and certain other discretionary charges, to the segments in 2011.

COATED PAPERS

Highlights

	Years Ended December 31,
	2012	2011	2010
(in millions, except where otherwise stated)	Successor	Successor	Predecessor
Sales	$455	$538	$482
Operating income [1]	9	57	31
EBITDA [2]	46	92	61
(in thousands of short tons)
Shipments	573	657	671
Downtime	88	6	10
Inventory at end of period	16	26	20

1.	Net income including noncontrolling interests is equal to operating income in this segment.

2.	EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Earnings – Selected Annual Financial Information” above.

	Years Ended December 31,
	2012	2011	2010
(in millions)	Successor	Successor	Predecessor
Net income including noncontrolling interests	$9	$57	$31
Depreciation, amortization and cost of timber harvested	37	35	30
EBITDA	46	92	61

Industry trends

Source: PPPC

North American demand for coated mechanical paper was down 2.3% in 2012. There was a 4% reduction in shipments within North America and a 12% increase in imports. The shipment-to-capacity ratio average was elevated, at 94% in all of 2012, in part as a result of machine closures in the industry.

Operational Performance

2012 vs. 2011

Operating income variance analysis

Sales

Coated paper sales decreased $83 million, or 15%, to $455 million in 2012, primarily as a result of a 76,000 metric ton (84,000 short tons) decrease in shipments ($68 million), following the indeterminate idling, as of June 30, of a paper machine at the Catawba mill, and a $26 per short ton reduction in average transaction price ($15 million). The idled machine represents a reduction of approximately 132,000 metric tons (146,000 short tons) of capacity on an annualized basis.

Cost of sales, excluding depreciation, amortization and cost of timber harvested

Segment COS decreased $34 million in 2012. Favorable variances other than volume included: lower costs of labor ($3 million) as a result of the restructuring initiatives; lower power and steam costs ($3 million); and lower kraft usage ($2 million). Increases in costs of coating and other chemicals ($6 million) and maintenance ($2 million), owing to the cold mill outage in the first quarter, offset the reductions.

2011 vs. 2010

Operating income variance analysis

Sales

Coated paper sales increased $56 million, or 11.6%, to $538 million in 2011, reflecting a pricing increase of $101 per short ton ($66 million), partially offset by a 13,000 metric ton (14,000 short tons) reduction in shipments ($10 million).

Cost of sales, excluding depreciation, amortization and cost of timber harvested

Segment COS increased $15 million in 2011 compared to 2010. The principal favorable variance was the lower shipment volume ($30 million), while the unfavorable variances included higher costs for chemicals ($26 million), wood and fiber ($8 million) and energy ($6 million).

Selling, general and administrative expenses

Segment SG&A increased $10 million in 2011 compared to 2010 as a result of the allocation of SG&A, except employee termination costs and certain other discretionary charges, to the segments in 2011.

SPECIALTY PAPERS

Highlights

	Years Ended December 31,
	2012	2011	2010
(in millions, except where otherwise stated)	Successor	Successor	Predecessor
Sales	$1,107	$1,275	$1,321
Operating income (loss) [1]	76	62	(44)
EBITDA [2]	122	111	84
(in thousands of short tons)
Shipments	1,481	1,753	1,924
Downtime	104	90	115
Inventory at end of period	66	68	88

1.	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

2.	EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Earnings – Selected Annual Financial Information” above.

	Years Ended December 31,
	2012	2011	2010
(in millions)	Successor	Successor	Predecessor
Net income (loss) including noncontrolling interests	$76	$62	$(44)
Depreciation, amortization and cost of timber harvested	46	49	128
EBITDA	122	111	84

Industry trends

Source: PPPC

Total North American demand for uncoated mechanical paper declined 16% in 2012, including a 20% drop in high-gloss grades (SC-A+, SC-A, SC-B), 18% in lightweight and 10% in standard grades, including high-brights. The shipment to capacity ratio averaged 92% in the year, but it fell to 83% in December as a result of significant capacity additions late in the year.

Operational Performance

2012 vs. 2011

Operating income variance analysis

Sales

Specialty paper sales decreased $168 million, or 13%, to $1,107 million in 2012, reflecting the unfavorable effect of a 247,000 metric ton (272,000 short ton) decrease in shipments ($197 million) and the favorable impact of a $20 per short ton increase in average transaction price ($29 million).

We optimized our asset base in the segment as part of our ongoing efforts to manage production and inventory levels and to focus production in our most cost-effective mills. While we took only 13,000 additional metric tons (14,000 short tons) of downtime in 2012 compared to 2011, we adjusted our network with the following capacity initiatives:

—	closure of one paper machine at Kenogami (December 2011);

—	restart of Dolbeau (October 2012);

—	closure of one paper machine at Laurentide (November 2012); and

—	idling of one paper machine at Fort Frances (November 2012).

These adjustments resulted in a net decrease of approximately 90,000 metric tons (100,000 short tons) of operating capacity on an annualized basis.

Cost of sales, excluding depreciation, amortization and cost of timber harvested

Segment COS decreased $156 million in 2012. Other than the impact of volume ($124 million), COS was favorably influenced by the positive effects of:

—	lower costs for power and steam ($14 million);

—	the weaker Canadian dollar ($8 million);

—	lower labor and benefits costs ($7 million) as a result of various restructuring initiatives;

—	lower fiber costs ($3 million); and

—	a decline in kraft usage ($2 million).

Manufacturing costs were, however, unfavorably affected by additional costs associated with the ramp-up of operations at the Dolbeau facility ($4 million) and a non-cash obsolescence provision for slow-moving spare parts ($5 million).

Distribution costs

Segment distribution costs decreased $16 million in 2012 as a result of lower volumes ($22 million), offset by increased unit costs ($6 million) as a result of delays in Dolbeau’s start-up, which led to more costly modes of transportation to meet delivery deadlines.

Selling, general and administrative expenses

We allocated less SG&A to the segment in 2012 due to the reductions in operating capacity.

2011 vs. 2010

Operating income (loss) variance analysis

Sales

Specialty papers sales decreased by $46 million, or 3.5%, to $1,275 million in 2011. There was a $40 per short ton increase in average transaction price ($71 million), but a 155,000 metric ton (171,000 short tons) decrease in shipments ($117 million). We reduced our operating capacity in the year with the elimination of paperboard production at Coosa Pines in the first quarter and the closure of a machine at our Kenogami mill in the fourth quarter.

Cost of sales, excluding depreciation, amortization and cost of timber harvested

Segment COS decreased $89 million in 2011 compared to 2010. The favorable variances included: lower shipment volume ($78 million); reduced fuel costs ($14 million); lower labor and benefits costs ($23 million); and a retroactive NIER program rebate for power consumed at our Ontario mills ($3 million). The unfavorable variance was primarily due to the effects of a stronger Canadian dollar ($29 million).

Depreciation, amortization and cost of timber harvested

Segment depreciation, amortization and cost of timber harvested decreased $79 million in 2011 compared to 2010, primarily as a result of the creditor protection proceedings and the application of fresh start accounting.

Distribution costs

Segment distribution costs decreased $4 million in 2011 compared to 2010, due principally to the decrease in shipment volume, partially offset by higher distribution costs per ton.

Selling, general and administrative expenses

Segment SG&A increased $20 million in 2011 compared to 2010 as a result of the allocation of SG&A, except employee termination costs and certain other discretionary charges, to the segments in 2011.

MARKET PULP

Highlights

	Years Ended December 31,
	2012	2011	2010
(in millions, except where otherwise stated)	Successor	Successor	Predecessor
Sales	$814	$659	$715
Operating (loss) income[1]	(50)	85	137
EBITDA[1]	(6)	115	186
(in thousands of metric tons)
Shipments	1,254	902	970
Downtime	302	97	47
Inventory at end of period	121	79	58

1.	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

2.	EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Earnings – Selected Annual Financial Information” above.

	Years Ended December 31,
	2012	2011	2010
(in millions)	Successor	Successor	Predecessor
Net (loss) income including noncontrolling interests	$(50)	$85	$137
Depreciation, amortization and cost of timber harvested	44	30	49
EBITDA	(6)	115	186

Industry trends

Source: PPPC

Overall chemical market pulp demand rose 2.4% in 2012, driven by a 7% increase in Chinese demand. Demand in North America and Western Europe improved in the fourth quarter, resulting in declines for the year of only 0.8% and 1%, respectively. Global demand for softwood pulp was up 2.4% in 2012, also as a result of stronger demand in the fourth quarter. Non-eucalyptus hardwood pulp was also higher in 2012, by 2%.

Operational Performance

2012 vs. 2011

Operating (loss) income variance analysis

Sales

Sales in the market pulp segment increased $155 million, or 24%, to $814 million in 2012. Shipments rose 352,000 metric tons, including the additional volume ($268 million) with our acquisition of Fibrek, which we began to consolidate in our results as of May. Excluding Fibrek, we experienced a $100 per metric ton decrease in average transaction price ($86 million) and a reduction in shipments compared to 2011 ($27 million). Overall, we took over 205,000 metric tons more downtime in the year, as we increased market downtime in response to softer market conditions compared to 2011, and as a result of downtime associated with the extensive maintenance outage and environmental work at Fibrek’s Saint-Félicien mill.

We also idled our Fort Frances kraft pulp mill in November, reducing the production available for external sales by 63,000 metric tons on an annualized basis. The mill’s operational configuration was such that we did not believe it could be operated profitably under current conditions when its key customer stopped purchasing pulp.

Cost of sales, excluding depreciation, amortization and cost of timber harvested

Segment COS increased $250 million in 2012, mainly as a result of our acquisition of Fibrek ($242 million), partly offset by the favorable impact of lower volume. Unfavorable items included higher costs for chemicals ($11 million), maintenance and labor ($10 million), and, for Fibrek, $16 million of maintenance costs relating to the five-week outage at Saint-Felicien.

Depreciation, amortization and cost of timber harvested

Primarily as a result of adding the three Fibrek mills to our asset base, segment depreciation, amortization and cost of timber harvested increased by $14 million compared to 2011.

Selling, general and administrative expenses

SG&A increased $4 million on account of the acquisition of Fibrek.

2011 vs. 2010

Operating income variance analysis

Sales

Sales in the market pulp segment decreased $56 million, or 7.8%, to $659 million in 2011 as a result of a $6 per metric ton decrease in average transaction price ($6 million) and a 68,000 metric ton decrease in shipments ($50 million), primarily because of increased downtime.

Cost of sales, excluding depreciation, amortization and cost of timber harvested

Segment COS was unchanged in 2011 compared to 2010, reflecting the net of favorable variances for: lower shipment volume ($18 million); lower wood and fiber costs ($3 million); lower labor and benefits ($3 million); and a retroactive NIER program rebate for power consumed at our Ontario pulp mills ($2 million); offset by unfavorable variances associated with: the effects of a stronger Canadian dollar on currency exchange ($10 million); and higher energy costs ($5 million).

Depreciation, amortization and cost of timber harvested

Segment depreciation, amortization and cost of timber harvested decreased $19 million in 2011 compared to 2010, primarily as a result of the creditor protection proceedings and the application of fresh start accounting.

Selling, general and administrative expenses

Segment SG&A increased $15 million in 2011 compared to 2010 as a result of the allocation of SG&A, except employee termination costs and certain other discretionary charges, to the segments in 2011.

WOOD PRODUCTS

Highlights

	Years Ended December 31,
	2012	2011	2010
(in millions, except where otherwise stated)	Successor	Successor	Predecessor
Sales	$500	$468	$424
Operating income (loss)[1]	26	(25)	9
EBITDA[2]	60	8	51
(in millions of board feet)
Shipments	1,442	1,586	1,395
Downtime	559	517	904
Inventory at end of period	101	124	122

1.	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

2.	EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Earnings – Selected Annual Financial Information” above.

	Years Ended December 31,
	2012	2011	2010
(in millions)	Successor	Successor	Predecessor
Net income (loss) including noncontrolling interests	$26	$(25)	$9
Depreciation, amortization and cost of timber harvested	34	33	42
EBITDA	60	8	51

Industry trends

Source: U.S. Census Bureau

Actual U.S. housing starts in 2012 were 780,000, 28% higher than in 2011.

Operational Performance

2012 vs. 2011

Operating income (loss) variance analysis

Sales

Wood products sales increased $32 million, or 7%, to $500 million in 2012. The principal favorable variance was an increase in average transaction price of $53 per thousand board feet ($75 million), partially offset by a 144 million board feet reduction in shipments ($43 million). The drop in shipments stems from lower production, including the closure of the Oakhill sawmill in Nova Scotia and downtime at certain Quebec sawmills.

Cost of sales, excluding depreciation, amortization and cost of timber harvested

Segment COS decreased $8 million in 2012, including the favorable impact of lower volume ($24 million). Manufacturing costs were favorably influenced by lower maintenance costs ($8 million) due in part to the closure of the Oakhill sawmill, and a favorable inventory adjustment as a result of increasing market prices for lumber products ($6 million). They were unfavorably affected by: lower prices on chip sales ($8 million); higher stumpage costs ($17 million), which are directly related to lumber prices; and unfavorable fiber usage ($4 million) due to size and species mix.

Distribution costs

Segment distribution costs decreased $13 million in 2012 as a result of lower volumes ($7 million) and lower freight costs ($6 million).

2011 vs. 2010

Operating (loss) income variance analysis

Sales

Wood products sales increased $44 million, or 10.4%, to $468 million in 2011. Shipments increased 191 million board feet ($58 million) as a result of an improvement to market conditions, but average transaction price decreased by $10 per thousand board feet ($14 million). Downtime in 2011 was 387 million board feet lower than in 2010.

Cost of sales, excluding depreciation, amortization and cost of timber harvested

Segment COS increased $55 million in 2011 compared to 2010. Despite lower costs for labor and benefits ($22 million), COS was unfavorably influenced by: the effects of the stronger Canadian dollar on currency exchange ($14 million); higher shipment volumes ($38 million); and higher costs for wood and fiber ($13 million).

Depreciation, amortization and cost of timber harvested

Segment depreciation, amortization and cost of timber harvested decreased $9 million in 2011 compared to 2010, primarily as a result of the creditor protection proceedings and the application of fresh start accounting.

Distribution costs

Segment distribution costs increased $15 million in 2011 compared to 2010, due to the increase in shipment volume and higher distribution costs per ton.

Selling, general and administrative expenses

Segment SG&A increased $17 million in 2011 compared to 2010 as a result of the allocation of SG&A, except employee termination costs and certain other discretionary charges, to the segments in 2011.

CORPORATE AND OTHER

Highlights

	Years Ended December 31,
	2012	2011	2010
(in millions)	Successor	Successor	Predecessor
Cost of sales, excluding depreciation, amortization and cost of timber harvested	$ (37)	$ (14)	$ (25)
Depreciation, amortization and cost of timber harvested	–	–	(19)
Distribution costs	–	–	(3)
Selling, general and administrative expenses	(6)	(13)	(94)
Closure costs, impairment and other related charges	(180)	(46)	(11)
Net gain on disposition of assets and other	35	3	30
Operating loss	$ (188)	$ (70)	$ (122)

The table below shows the reconciliation of net (loss) income including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reason we include these measures, see note 1 under “Results of Operations – Consolidated Earnings – Selected Annual Financial Information” above.

	Years Ended December 31,
	2012	2011	2010
(in millions)	Successor	Successor	Predecessor
Net (loss) income including noncontrolling interests	$ (194)	$ (229)	$ 2,813
Interest expense	66	95	483
Income tax (benefit) provision	(38)	16	(1,606)
Depreciation, amortization and cost of timber harvested	–	–	19
EBITDA	$ (166)	$ (118)	$ 1,709
Foreign exchange translation (gain) loss	(17)	21	94
Employee termination costs (credits)	5	12	(8)
Closure costs, impairment and other related charges	180	46	11
Inventory write-downs related to closures	12	3	–
Start up costs of idled mills	13	–	–
Net gain on disposition of assets	(35)	(3)	(30)
Post-emergence costs	11	47	–
Transaction costs	8	5	–
Other income, net	(16)	(20)	(5)
Reorganization items, net	–	–	(1,901)
Adjusted EBITDA	(5)	(7)	(130)

2012 vs. 2011

Costs, excluding depreciation, amortization and cost of timber harvested

COS rose by $23 million, to $37 million, in 2012. In 2012, we incurred start-up costs for our Dolbeau and Gatineau mills ($13 million), write-downs of inventory as a result of the capacity reduction initiatives at Mersey, Fort Frances and Laurentide ($12 million) and other costs related to closed mills ($12 million). By comparison, in 2011, we incurred costs related to closed mills ($9 million), write-downs of inventory ($3 million) with the elimination of paperboard production at our Coosa Pines paper mill and costs related to the permanent closure of a paper machine at our Kenogami paper mill.

Selling, general and administrative expenses

Corporate SG&A was $7 million lower in 2012 than in 2011, mainly as a result of a refund of certain group benefit premiums paid in prior years ($11 million), partly offset by additional transaction costs.

Closure costs, impairment and other related charges

We recorded closure costs, impairment and other related charges of $180 million in 2012, $134 million higher than in 2011, as a result of our asset optimization initiatives during the year, including the idling and sale of operations in Mersey the idling of a kraft pulp mill and paper machine in Fort Frances, and the closure of a paper machine in Laurentide. Our major initiatives in 2011 included machine closures in Coosa Pines, Baie-Comeau and Kenogami, as well as restructurings in our Mokpo and Mersey facilities.

Net gain on disposition of assets and other

We recognized a net gain on disposition of assets of $35 million in 2012, compared to $3 million in 2011, mainly as a result of the sale of timberlands in Nova Scotia in the first quarter.

2011 vs. 2010

Costs, excluding depreciation, amortization and cost of timber harvested

Cost of sales was $11 million lower in 2011 than in 2010. In 2011, we recorded charges related to the closure of production at Coosa Pines and Kenogami and ongoing costs related to closed mills, as described above, but we recorded $31 million of ongoing costs related to closed mills in 2010.

Selling, general and administrative expenses

SG&A decreased by $81 million in 2011, primarily because we started to allocate SG&A to our operating segments, with the exception of employee termination costs and certain other discretionary charges. Before then, only direct selling expenses were allocated to the segments, with the balance of SG&A included in corporate and other. Other favorable variances included our continued cost reduction initiatives, including salary reductions at the corporate level, and the reversal of a capital tax reserve of

($4 million) in 2011 and a lease termination fee, in 2010, for our former head office in Montreal ($2 million). The unfavorable variances included: the reversal, in 2010, of a bonus accrual ($17 million); and, in 2011, corporate employee termination costs ($12 million) and transaction costs in connection with our acquisition of Fibrek ($5 million).

Closure costs, impairment and other related charges

We recorded closure costs, impairment and other related charges of $46 million in 2011 compared to $11 million in 2010, a $35 million increase. Our 2011 initiatives included: scrapping equipment at our Calhoun mill; the closure of a de-inking line at Alma, a paper machine in Baie-Comeau, paperboard production at Coosa Pines, a paper machine in Kenogami, and a remanufacturing wood products facility in Saint-Prime; and mill restructuring initiatives in Mokpo and Mersey. In 2010, we recorded a tax indemnification liability related to the 2009 sale of our investment in Manicouagan Power Company, or “MPCo”, charges related to closed mills, and other miscellaneous adjustments to severance liabilities and asset retirement obligations.

Net gain on disposition of assets and other

We also recorded a net gain on disposition of assets of $3 million in 2011, compared to $30 million in 2010, which was primarily the result of: a net gain related to a customer’s bankruptcy settlement ($16 million), and the sale of timberlands and other assets ($14 million).

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

We rely on cash and cash equivalents, net cash provided by operations and the ABL credit facility to fund our operations, make pension contributions and to finance our working capital and capital expenditures. As of December 31, 2012, we had cash and cash equivalents of $263 million and availability of $519 million under the ABL credit facility. In our view, the Company has sufficient financial resources available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending.

In connection with our emergence from the creditor protection proceedings in 2010, we issued $850 million of senior secured notes and we entered into the $600 million ABL credit facility with a syndicate of lenders.

As of December 31, 2012, we had redeemed $349 million of principal amount of the senior secured notes, which currently stands at $501 million, using cash generated from operations and the proceeds of asset sales. Our ABL credit facility was also undrawn, but for ordinary course letters of credit.

ABL Credit Facility

The ABL credit facility, which expires on October 28, 2016, is an asset-based, revolving credit facility with an aggregate lender commitment of up to $600 million. It includes a $60 million swingline sub-facility and a $200 million letter of credit sub-facility. It also provides for an uncommitted incremental loan facility of up to $100 million, subject to certain terms and conditions. Revolving loans and letters of credit under the facility are subject to a borrowing base, which is calculated monthly on the basis of eligible accounts receivable and inventory, minus certain reserves. The facility was undrawn as of December 31, 2012, except for $54 million of ordinary course letters of credit; availability was $519 million.

Generally, our obligations under the facility are guaranteed by certain material subsidiaries and they are secured by first priority liens on accounts receivable, inventory and related assets, and second priority liens on the collateral of the covered borrowers and guarantors pledged to secure the senior secured notes.

Our borrowings under the ABL credit facility bear interest at a rate equal to a specified base rate, the Canadian prime rate or the Eurodollar rate, in each case plus an applicable margin. We pay a commitment fee from 0.375% to 0.50% per year, subject to monthly pricing adjustments, and a fee on outstanding letters of credit at a rate equal to the applicable margin in respect of Eurodollar borrowings, plus a facing fee, as agreed to in writing from time to time, and certain administrative fees.

Loans and unused commitments under the facility are voluntarily repayable, in whole or in part, at any time without premium or penalty. The facility does not include financial covenants, except for a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of: (i) $60 million and (ii) 12.5% of the lesser of (A) the total commitments and (B) the borrowing base then in effect. The requirement was not triggered at any time in 2012 as excess availability was above these levels.

The ABL credit facility contains customary covenants for asset-based credit agreements of this type, and imposes certain restrictions, subject to a number of exceptions and qualifications, including limits on our ability to:

—	incur and repay indebtedness;

—	incur liens;

—	make certain restricted payments;

—	make certain investments;

—	merge, consolidate and dispose assets;

—	enter into transactions with affiliates;

—	amend or modify the Canadian pension and benefit plans; and

—	modify material indebtedness.

The ABL credit facility also contains customary requirements to deliver financial statements, other reports and notices, as well as events of default, subject to grace periods and notice requirements.

10.25% senior secured notes due 2018

The senior secured notes bear interest at 10.25% and they mature on October 15, 2018. The notes are guaranteed by our material U.S. subsidiaries, and are secured on a first priority basis by substantially all of our guaranteeing subsidiaries’ assets, and on a second priority basis by the collateral securing the ABL credit facility, including accounts receivable, inventory, and cash deposit and investment accounts.

The terms of the indenture impose certain restrictions, subject to a number of exceptions and qualifications, including limits on our ability to:

—	incur, assume or guarantee additional indebtedness;

—	issue redeemable stock and preferred stock;

—	pay dividends or make distributions or redeem or repurchase capital stock;

—	prepay, redeem or repurchase certain debt;

—	make loans and investments;

—	incur liens;

—	issue dividends, make loans or transfer assets from our subsidiaries;

—	sell or otherwise dispose of assets, including capital stock of subsidiaries;

—	consolidate or merge with or into, or sell substantially all of our assets to, another person;

—	enter into transactions with affiliates; and

—	enter into new lines of business.

The indenture also contains customary events of default.

The notes include certain redemption features. We have exercised, on three occasions, our ability to redeem up to 10% of the notes per twelve-month period before October 15, 2013, at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. In addition to an optional “make-whole” redemption feature and a feature permitting us to redeem up to 35% of the notes using the proceeds of certain equity offerings completed before October 15, 2013, we can redeem all or part of notes starting on October 15, 2014, at specified redemption prices.

As a result of our application of fresh start accounting, as of December 31, 2010, the senior secured notes were recorded at their fair value, resulting in a premium. That premium is being amortized to interest expense over the term of the notes.

Flow of Funds

Summary of cash flows

A summary of cash flows for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Years Ended December 31,
	2012	2011	2010
(in millions)	Successor	Successor	Predecessor
Net cash provided by operating activities	$266	$198	$39
Net cash (used in) provided by investing activities	(75)	245	96
Net cash used in financing activities	(297)	(393)	(572)
Net (decrease) increase in cash and cash equivalents	$(106)	$50	$(437)

2012 vs. 2011

Cash provided by operating activities

We generated $68 million more cash from operating activities in 2012 compared to 2011, despite a $228 million reduction in operating income, as described in more detail above. The improvement was primarily due to: lower pension contributions net of expense ($80 million) as a result of a $17 million reduction in contributions to U.S. plans; and, in 2011, of the $20 million voluntary additional and $25 million accelerated contributions for the first half of 2012; partly offset by a $14 million increase in the cash component of closure costs, impairment and other charges.

Cash (used in) provided by investing activities

We used $75 million for investing activities in 2012, compared to $245 million provided by investing activities in 2011. The $320 million difference reflects lower proceeds from: the disposition of assets ($265 million), as a result of the sale of Mersey assets in 2012, compared to the 2011 disposition of our investment in ACH; an increase in investments in fixed assets ($72 million) and cash used, in 2012, in the acquisition of Fibrek ($24 million). These changes were partially offset by a decrease of restricted cash in 2012, compared to a small increase in 2011, due to the partial release of a tax indemnity in connection with the sale of our interest in MPCo, the effects of which led to a $78 million change.

Cash used in financing activities

Cash used in financing activities was $96 million lower than in 2011, to $297 million, mainly as a result lower debt payments ($156 million). In 2011, we redeemed $264 million of senior secured notes and a $90 million promissory note, partly with the proceeds of ACH. In 2012, we redeemed $85 million of senior secured notes and we repaid Fibrek’s debt ($112 million). The item was also unfavorably affected by purchases of our shares of common stock ($67 million) and higher payments for the acquisition of noncontrolling interests ($12 million), as a result of the acquisitions of Fibrek in 2012 and Augusta Newsprint Company in 2011, offset by the favorable effects of lower dividends and distribution to noncontrolling interests ($16 million).

2011 vs. 2010

Cash provided by operating activities

The $159 million increase in cash provided by operating activities in 2011 compared to 2010 was due primarily to improved operating income ($358 million), lower interest payments as a result of the lower post-emergence debt levels, and lower cash reorganization and restructuring costs. We also experienced a larger increase in cash generated by the changes in working capital in 2011 compared to 2010. These increases were offset by higher net pension contributions in 2011 ($139 million) because of the voluntary additional and prepaid contributions to our Canadian pension plans in the third quarter of 2011, and the lower contribution levels during the creditor protection proceedings (suspended contributions of prior service costs to our Canadian pension plans in 2010), and the positive effects of the receipt of the NAFTA settlement in 2010 ($130 million).

Cash (used in) provided by investing activities

We received in 2011 cash proceeds from the sale of our 75% equity interest in ACH, including cash available at closing, of approximately Cdn$290 million ($296 million, based on the exchange rate in effect on May 27, 2011). We also collected proceeds ($29 million) from the release in 2011 of a holdback in connection with the 2009 sale of our investment in MPCo. On the other hand, we increased cash invested in fixed assets as we gradually returned to normal operations following our emergence from the creditor protection proceedings, and we experienced a decrease in restricted cash in 2010 as a result of our emergence from the creditor protection proceedings.

Cash used in financing activities

There was a $179 million decrease in cash used in financing activities in 2011 compared to 2010. In 2010, in connection with the emergence from creditor protection proceedings, we repaid all debtor-in-possession financing and all secured pre-petition debt, but we also issued the senior secured notes.

In 2011, in accordance with the senior secured notes indenture, we applied the first $100 million of net proceeds from the 2011 sale of our 75% equity interest in ACH to redeem senior secured notes. We also voluntarily used the proceeds to redeem an additional $85 million of principal amount of the notes and to repay the $90 million promissory note, and we paid dividends and distributions to noncontrolling interests ($21 million).

2013 expectations

In 2013, we anticipate that we may use cash on hand to:

—	Subject to market conditions, repurchase up to the remaining $33 million authorized for share repurchases under our existing $100 million repurchase program.

—	Make capital expenditures for compliance and maintenance of business activities of between $125 million and $150 million, and between $50 million and $100 million for value-creating projects.

—

We may consider other strategic opportunities, with a particular focus on those that reduce our cost position, improve our product diversification, provide synergies or allow us to expand into future growth markets.

—

Potentially redeem up to an additional $85 million of senior secured notes under the existing redemption features in the notes indenture. In light of the attractive conditions currently available for debt financing and the relatively high interest rate on the senior secured notes, management continues to evaluate options to refinance the notes.

Credit Rating Risk

Although the ABL credit facility does not include any provision that would require material changes in payment schedules or terminations as a result of a credit rating downgrade, we believe our access to capital markets at a reasonable cost is determined in large part by credit quality. A credit rating downgrade could impact our ability to access capital markets.

In the fourth quarter of 2012, Standard & Poor’s Ratings Services affirmed its long-term corporate credit rating (BB-, stable) and upgraded the issue-level rating on the senior secured notes to BB from BB-. Also in the fourth quarter, Moody’s Investors Service upgraded the corporate family rating and the senior secured notes rating to Ba3 from B1.

December 31,
	2012	2011	2010
	Successor	Successor	Predecessor
Standard & Poor’s
Senior secured notes rating	BB	BB-	n/m
Long-term corporate credit rating	BB-	BB-	n/m
Outlook	Stable	Stable	n/m
Recovery rating	2	3	n/m
Moody’s Investors Service
Senior secured debt	Ba3	B1	n/m
Corporate family rating	Ba3	B1	n/m
Probability of default	Ba3	B1	n/m
Outlook	Stable	Stable	n/m

Subject to other factors affecting the credit markets as a whole, we believe our current ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. These security ratings reflect the views of the rating agencies only. An explanation of the significance of these ratings can be obtained from each rating agency. The ratings are not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward or withdrawn at any time by a rating agency.

Employee Benefit Plans

Canadian pension funding

Funding relief measures

As a pre-condition to our emergence from the creditor protection proceedings, we entered into agreements with the provinces of Quebec and Ontario to establish parameters concerning the funding of the aggregate solvency deficits in our material Canadian registered pension plans, which we refer to as the “affected plans,” until 2020. These plans represented approximately 70% of our unfunded pension obligations as of December 31, 2012. In exchange for certain undertakings, the provinces confirmed their intention to adopt regulations specific to us, which we refer to as the “funding relief regulations,” to implement those parameters in respect of the affected plans.

As adopted in mid-2011, the funding relief regulations provide that corrective measures would be required if the aggregate solvency ratio in the affected plans fell below a prescribed level under the targets specified by the regulations as of December 31 in any year through 2014. Thereafter, supplemental contributions would be required if the aggregate solvency ratio in the affected plans falls below a prescribed level under the targets specified by the regulations as of December 31 in any year on or after 2015 for the remainder of the period covered by the regulations.

We believe that the objective of the negotiations that led to the funding relief measures was to establish a framework under which the Company would gradually restore, over fifteen years, the solvency of the affected plans and honor its commitment to pay 100% of retirement benefits to plan members over the long-term without reducing benefits, a commitment that could have been subject to compromise under the creditor protection proceedings. In exchange for certain undertakings, the Company was to benefit from stable, predictable and balanced pension funding obligations, particularly in the first five years following emergence from the creditor protection proceedings as we completed our restructuring.

Solvency deficit

The aggregate solvency ratio calculation is based on a number of factors and assumptions, including the accrued benefits to be provided by the plans, interest rate levels, membership data and demographic experience. The assumptions used in the calculation are materially different from the assumptions used to arrive at the net pension and OPEB benefit obligations for purposes of our consolidated financial statements.

Under Canadian actuarial rules for solvency determinations, the liabilities are calculated on the assumption that the plans are terminated at the measurement date (each December 31 for the affected plans), and the liabilities are discounted primarily using a prescribed annuity purchase rate, which is that day’s spot interest rate on government securities in Canada plus a prescribed margin. By contrast, for purposes of our consolidated financial statements, the discount rate is determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans.

As of December 31, 2011, the applicable annuity purchase rate for solvency purposes was 3.3%, compared to a discount rate of 4.9% for accounting purposes. That annuity purchase rate was 1.2% lower than the annuity purchase rate as of December 31, 2010, twice the 0.6% reduction to the discount rate applicable for accounting purposes in that same period. As of December 31, 2012, the annuity purchase rate is expected to be approximately 3.0%, compared to a discount rate of 4.3% for accounting purposes.

As of December 31, 2012, a 1% increase in the applicable annuity purchase rate described above would decrease the solvency deficit by approximately Cdn$500 million ($504 million), and vice versa. As a result of a change to the asset allocation in 2013, we expect that a 1% increase in the annuity purchase rate would decrease the solvency deficit by approximately Cdn$600 million ($605 million).

Corrective measures

As of December 31, 2011, the aggregate solvency ratio in the affected plans was below the minimum solvency level prescribed in the regulations. Accordingly, the regulations require that we propose, by March 2013, corrective measures designed to attain the target solvency ratio prescribed in the regulations within five years. The difference between the solvency status as of December 31, 2011, and the target specified under the funding relief regulations represents the portion of the solvency deficit that is subject to corrective measures; it amounted to approximately Cdn$500 million ($504 million) as of December 31, 2012.

Generally speaking, a contribution of assets, an increase in applicable discount rates and a reduction in benefit entitlements, or a combination thereof, would have for effect to reduce a deficit.

We continue to work with other plan stakeholders, including employees, retirees, unions, the provincial governments of Quebec and Ontario and the related pension regulators to address these corrective measures. With interest rates currently near historic lows, we will work to develop corrective measures that balance the need to meet our undertakings to retirees, but also provide us the funding predictability we need to manage our business. At this time, we do not expect that we will contribute funds to the affected plans in respect of the corrective measures unless we reach an outcome that is consistent with what we believe was the objective of the funding relief measures, or we are compelled to do so.

In light of continued low yields on government securities in Canada, and a 0.2% reduction in the prescribed margin to determine the annuity purchase rate under Canadian actuarial rules, when we file the actuarial report in respect of the affected plans in the second quarter of this year, we expect that the aggregate solvency ratio as of December 31, 2012 will likely have further decreased from the level at December 31, 2011. This might therefore trigger the need for additional corrective measures. At this time we cannot estimate the additional contributions, if any, that may be made or required in future years as a result, but they could be material.

Partial wind-ups

On June 12, 2012, we filed a motion for directives with the Quebec Superior Court in Canada, the court with jurisdiction in the creditor protection proceedings, seeking an order to prevent pension regulators in each of Quebec, New Brunswick and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the creditor protection proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could exceed $150 million, would have to be funded if we do not obtain the relief sought. At this time, we cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.

Pension and OPEB plans

In 2012, gross contributions to our defined benefit pension and defined contribution pension (including SERP) were $103 million and $21 million, respectively. The funding was net of a prepayment, in 2011, of $25 million of contributions that would have otherwise been payable in 2012. Of the aggregate 2012 funding of $124 million, we expensed $29 million. We also made $20 million of contributions to OPEB plans, all of which was expensed.

For 2013, we estimate that our contributions to defined benefit pension and defined contribution pension plans (including SERP) will be approximately $105 million and $21 million, respectively, and we would expect to expense approximately $40 million in the aggregate. We also expect to make approximately $25 million of contributions to OPEB plans, all of which would be expensed.

Under the funding relief regulations, if the aggregate solvency ratio in the affected plans remains below the minimum threshold under the funding relief regulations as of December 31 on or after 2012, we will be required to contribute up to an additional 15% of free cash flow, up to Cdn$15 million ($15 million), to the affected plans in the immediately following year. According to the regulations, no such amount is payable in respect of 2012. In the undertakings our principal Canadian operating subsidiary provided in connection with the negotiations that led to the funding relief regulations, it undertook to make an additional solvency deficit reduction contribution to its pension plans of Cdn$75 ($75), payable over four years, for each metric ton of capacity reduced in Quebec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months, subject to certain conditions.

As described above, we cannot at this time estimate the additional contributions, if any, that may be required in future years in respect of the corrective measures.

We fund our pension and OPEB plans as required by applicable laws and regulations, taking into account the agreements entered into with the provinces of Quebec and Ontario discussed above. We may, from time to time, make additional payments.

Share Repurchase Program

On May 22, 2012, the board approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million. Through December 31, 2012, we repurchased 5.6 million shares at a cost of $67 million.

Contractual Obligations

As of December 31, 2012, the Company’s contractual obligations, including payments due by period, were as follows:

(in millions)	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt [1]	$818	$54	$106	$105	$553
Non-cancelable operating lease obligations [2]	28	6	7	5	10
Purchase obligations [3]	298	63	54	34	147
	$1,144	$123	$167	$144	$710

1.	Long-term debt commitments represent primarily interest payments on the senior secured notes over the periods indicated and payment of the remaining principal balance at maturity, assuming no further redemptions. Commitments do not include the fair value premium associated with the senior secured notes, which is being amortized to interest expense but is a non-cash item.

2.	We lease timberlands, certain office premises, office equipment and transportation equipment under operating leases.

3.	As of December 31, 2012, purchase obligations include, among other things, a bridge and railroad contract for our Fort Frances operations with commitments totaling $127 million through 2044.

RECENT ACCOUNTING GUIDANCE

None of the new accounting guidance is expected to materially affect our results of operations or financial condition.

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

Pension and OPEB benefit obligations

Description of accounts impacted by the accounting estimate

We record assets and liabilities associated with our pension and OPEB benefit obligations, net of pension plan assets that may be considered material to our financial position. We also record net periodic benefit costs associated with these net obligations as our employees render service. As of December 31, 2012, we have pension and OPEB benefit obligations aggregating $7,148 million and accumulated pension plan assets at fair value of $5,175 million. Our 2012 net periodic pension and OPEB benefit costs were $52 million.

Judgments and uncertainties involved in the accounting estimate

The following inputs are used to determine our net obligations and our net periodic benefit costs each year and the determination of these inputs requires judgment:

—	discount rate – used to arrive at the net present value of our pension and OPEB benefit obligations and the interest cost component of our net periodic pension and OPEB benefit costs;

—

return on assets – used to estimate the growth in the value of invested assets that are available to satisfy pension benefit obligations and to arrive at the expected return on plan assets component of our net periodic pension benefit costs;

—	mortality rate – used to estimate the impact of mortality on pension and OPEB benefit obligations;

—	rate of compensation increase – used to calculate the impact future pay increases will have on pension benefit obligations; and

—	health care cost trend rate – used to calculate the impact of future health care costs on OPEB benefit obligations.

The discount rate for our domestic and foreign plans was determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans. The discount rate reflects the single rate that produces the same discounted values as the value of the theoretical high-quality bond portfolio. In determining the expected return on assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. For the mortality rate, we used actuarially-determined mortality tables that were consistent with our historical mortality experience and future expectations for mortality of the employees who participate in our pension and OPEB plans. In determining the rate of compensation increase, we reviewed historical salary increases and promotions, while considering current industry conditions, the terms of collective bargaining agreements with our employees and the outlook for our industry. For the health care cost trend rate, we considered historical trends for these costs, as well as recently enacted healthcare legislation.

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

	2012 Net Periodic Benefit Cost		Net Pension and OPEB Benefit Obligations as of December 31, 2012
Assumption	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$6	$(4)	$(188)	$194
Return on assets	(13)	13	—	—
Rate of compensation increase	1	(1)	12	(12)
Health care cost trend rate	1	(1)	12	(11)

As of December 31, 2012, the most significant change in our assumptions was a decrease to 4.3% from 4.9% as of December 31, 2011, in the weighted-average discount rate for our pension benefit obligations.

The net periodic benefit costs of our pension plans is based on the expected return on plan assets and not the actual return on plan assets, and the net periodic benefit cost of our pension and OPEB plans is based on the expected change in pension and OPEB benefit obligations arising from the time value of money and not the actual change in pension and OPEB benefit obligations. Differences between these expected and actual results were recorded in “accumulated other comprehensive loss” in our consolidated balance sheets as an actuarial gain or loss. Net losses arising in 2012, before tax, and deferred in “accumulated other comprehensive loss” were $456 million. These losses will be amortized into income in future years and will increase our 2013 net periodic benefit costs by approximately $22 million.

Deferred income tax assets

Description of accounts impacted by the accounting estimates

We have significant net deferred income tax assets of $1,983 million recorded in our consolidated balance sheet as of December 31, 2012, representing net deferred income tax assets of $560 million and $1,423 million in the U.S. and Canada, respectively, and are comprised primarily of:

United States:

—

Net deferred income tax assets for federal and state operating loss carryforwards of approximately $594 million. Our federal operating loss carryforwards are subject to certain annual limitations and expire between 2021 and 2032; however, we expect to fully utilize them during this period. In some instances, we have applied a valuation allowance to certain state operating loss carryforwards.

—

Our remaining U.S. deferred income tax balances net to a deferred income tax liability position of approximately $34 million, which includes a deferred income tax liability on our fixed assets of $258 million, offset by a deferred income tax asset of $222 million related to liabilities for our pension and OPEB plans.

—

We have approximately $440 million of gross deferred income tax assets related to capital loss carryforwards against which we have applied a full valuation allowance because we are not assured of realizing capital gains in the carryforward period.

Canada:

—

Net deferred income tax assets for operating loss carryforwards of approximately $92 million and tax credit carryforwards of approximately $126 million that expire between 2013 and 2032 and that we expect to utilize during this period. In some instances we applied a valuation allowance to certain operating loss carryforwards not expected to be realized and tax credit carryforwards expected to expire unused.

—	Deferred income tax assets related to a pool of indefinite lived scientific research and experimental development costs of approximately $254 million, which we expect to fully utilize in the future.

—

Indefinite lived net deferred income tax assets related to undepreciated capital costs of approximately $579 million and net deferred income tax assets related to liabilities for our pension and OPEB plans of approximately $356 million.

Judgments and uncertainties involved in the accounting estimates

We assess whether it is more likely than not that the deferred income tax assets will be realized based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results, and prudent and feasible tax planning strategies. The carrying value of our deferred income tax assets (tax benefits expected to be realized in the future) reflects our expected ability to generate sufficient future taxable income in certain tax jurisdictions to utilize these deferred income tax benefits.

In each of 2010, 2011 and 2012, we have evaluated the need for a valuation allowance against our net deferred income tax assets and concluded that we expect to generate sufficient taxable income in the future to realize most of the deferred income tax assets and accordingly, determined that a valuation allowance was only needed against certain deferred income tax assets. In making this determination, we focused primarily on a post-reorganization outlook, which reflected a new capital structure, new contractual arrangements and a new asset structure with new values under the application of fresh start accounting as of December 31, 2010. The weight of positive evidence, which included our expected future performance, resulted in the conclusion by management that upon emergence from the creditor protection proceedings in 2010, valuation allowances were not required for most of our deferred income tax assets. Therefore, the majority of the valuation allowances were reversed as part of the implementation of the plans of reorganization and the application of fresh start accounting. Our results and expected future performance continue to support the recoverability of most of the deferred income tax assets. As a result, we have significant net deferred income tax assets recorded on our consolidated balance sheets as of December 31, 2012 and 2011.

In certain of our smaller foreign subsidiaries, deferred income tax assets are reduced by a full valuation allowance because, based on the weight of available evidence, it is more likely than not that the deferred income tax assets will not be realized. We will continue to monitor all available evidence related to these subsidiaries, including past and expected future performance in order to assess the need for a valuation allowance.

We calculate our income tax provision for the period based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in the subsequent years. Adjustments based on actual filed income tax returns are recorded when identified.

Tax benefits related to uncertain tax positions are recorded when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the relevant tax authority. The amount of tax benefit recognized may differ from the amount taken or expected to be taken on a tax return. These differences represent unrecognized tax benefits and are reviewed at each reporting period based on facts, circumstances and available evidence. We have unrecognized tax benefits of $84 million as of December 31, 2012. As income tax legislation and regulations are complex and subject to interpretation, our tax positions could be challenged by taxing authorities.

Effect if actual results differ from assumptions

Our expected future performance represents important positive evidence in determining the recoverability of deferred income tax assets. If actual financial results are not consistent with the assumptions and judgments used, we may be required to reduce the value of our net deferred income tax assets by recording additional valuation allowances, resulting in an additional income tax expense that could be material.

We do not expect a significant change to the amount of unrecognized tax benefits over the next twelve months. However, any adjustments arising from examinations by tax authorities may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions and could differ from the amount accrued.

Long-lived assets

Description of accounts impacted by the accounting estimate

We have long-lived assets recorded in our consolidated balance sheet of $2,509 million as of December 31, 2012. These long-lived assets include fixed assets, net (including timber and timberlands); amortizable intangible assets, net; and long-lived assets included in assets held for sale. In 2012, we recorded depreciation and amortization of $233 million and impairment and accelerated depreciation charges aggregating $127 million associated with these long-lived assets. The depreciation and amortization and impairment charges are based on accounting estimates.

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

Our long-lived asset impairment and accelerated depreciation charges are disclosed in note 4, “creditor protection proceedings – reorganization items, net,” and note 6, “closure costs, impairment of assets and other related charges,” to our consolidated financial statements.

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

Asset impairment loss calculations require us to apply judgment in estimating asset group fair values and future cash flows, including periods of operation, projections of product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation, projected capital spending and, specifically for fixed assets acquired, assigned useful lives, functional obsolescence, asset condition and discount rates. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe would be consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. One key assumption, especially for our long-lived assets in Canada, is the foreign exchange rate. Foreign exchange rates were determined based on our budgeted exchange rates for 2013. The assessment of whether an asset group should be classified as held for sale requires us to apply judgment in estimating the probable timing of the sale, and in testing for impairment loss, judgment is required in estimating the net proceeds from the sale.

Effect if actual results differ from assumptions

If our estimate of the remaining useful life changes, such a change is accounted for prospectively in our determination of depreciation and amortization. Actual depreciation and amortization charges for an individual asset may therefore be significantly accelerated if the outlook for its remaining useful life is shortened considerably. One group of assets, for which the remaining useful life is being monitored closely, are the tangible and intangible assets associated with our Jim-Gray hydroelectric dam, which is part of the Hydro Saguenay facility that provides hydroelectric power to certain mills in the province of Quebec. The province of Quebec informed us on December 30, 2011 that it intended not to renew our water rights associated with our Jim-Gray hydroelectric dam and to require us to transfer the property to the province for no consideration. On February 6, 2013, the province of Quebec granted us an extension to transfer the property. As extended, an agreement on the terms of the transfer would need to be entered into at the latest on June 14, 2013. The province’s actions are contrary to our understanding of the water power lease in question. We continue to evaluate our legal options. The net book value of this hydroelectric dam was tested for impairment with the other assets in its asset group and no impairment was indicated. At this time, we believe that the remaining useful life of the assets remains unchanged. The carrying value of the long-lived assets associated with the Jim-Gray dam as of December 31, 2012 was approximately $93 million. If we are unable to renew Jim-Gray’s water rights, we will reevaluate the remaining useful life of these assets, which may result in accelerated depreciation and amortization charges at that time.

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

Assets with proportionately greater risk of acceleration in depreciation and amortization or additional impairment are the Jim-Gray hydroelectric station (as discussed above) and those facilities that are presently idled, closed or held for sale. Information on certain of our idled assets can be found in note 4, “creditor protection proceedings – reorganization items, net,” and in note 6, “closure costs, impairment of assets and other related charges – impairment of long-lived assets,” to our consolidated financial statements. Information on the carrying amounts of our assets held for sale can be found in note 7, “assets held for sale and net gain on disposition of assets and other,” to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with fluctuations in foreign currency exchange rates, commodity prices, prices for the products we manufacture and credit risk on accounts receivable from our customers.

Foreign Currency Exchange Risk

We compete with producers from around the world, particularly North America, Europe and South America, in all of our product lines with the exception of wood products, where we compete with other North American producers. We sell our products in transactions denominated principally in U.S. dollars, but we also sell in certain local currencies, including the euro, the pound sterling and the Canadian dollar. A substantial portion of our manufacturing costs are denominated in Canadian dollars.

In addition to the impact of product supply and demand, changes in the relative strength or weakness of these currencies, particularly the U.S. dollar, may also affect international trade flows of these products. A stronger U.S. dollar may attract imports into North America from foreign producers, thereby increasing supply and possibly creating downward pressure on prices. On the other hand, a weaker U.S. dollar may encourage U.S. exports and increase manufacturing costs that are in Canadian dollars or other foreign currencies.

Variations in the exchange rates between the U.S. dollar, the Canadian dollar, the euro, the pound sterling, Swedish krona and the Norwegian krone and other currencies, could also significantly affect our competitive position. In 2012, the strength of the U.S. dollar against certain European currencies negatively affected the competitive position of North American newsprint producers selling in certain international U.S. dollar-denominated newsprint markets like most of Asia and India. Some of our European competitors have been able to price business more aggressively in those markets as a result of the relative weakness of their local currency, which has negatively affected our ability to compete. We, as a result, significantly reduced sales to Asia and Europe, and we took steps to limit our exposure by reducing export-focused capacity, like our Mersey mill, which we closed in June.

We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate.

We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance of any future effects. In the last two years, the Canadian dollar fluctuated between a low of US$0.95 in October 2011 to a high of US$1.06 in July 2011. Based on operating projections for 2013, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $14 million.

Also, certain other assets and liabilities, including a substantial portion of our net pension and OPEB benefit obligations and our deferred income tax assets, are denominated in Canadian dollars and are exposed to foreign currency movements. Our earnings are therefore affected by increases or decreases in the value of the Canadian dollar, but our exposure has been gradually reduced as a result of the offsetting nature of the net pension and OPEB benefit obligations and our deferred income tax assets. Long-term increases in the value of the Canadian dollar versus the U.S. dollar will tend to increase reported earnings, and long-term decreases in the value of the Canadian dollar will tend to reduce reported earnings.

Product Price Risk

Historically, economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. Most of our paper, market pulp and wood products are commodities that are widely available from other producers; because these products have few distinguishing qualities from producer to producer, competition is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, consequently our sales and profitability, reflect fluctuations in end-user demand, which depend in part on general economic conditions in North America and worldwide.

In the table below, we show the impact of a $25 change to the average transaction price per unit of our products, based on our operating configuration as of December 31, 2012. This presentation measures only the impact of pricing and items directly related to price, and assumes that every other factor is held constant.

PRODUCT	Unit	Projected change in annualized EBTIDA ($ millions)
		$25 increase in price per unit	$25 decrease in price per unit
Newsprint	$ / metric ton	63	63
Specialty and coated papers	$ / short ton	51	51
Market pulp	$ / metric ton	41	41
Wood products	$ /thousand board feet	31	31

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

Credit Risk

We are exposed to credit risk on the accounts receivable from our customers. In order to manage our credit risk, we have adopted policies, which include the analysis of the financial position of our customers and the regular review of their credit limits. We also subscribe to credit insurance and, in some cases, require bank letters of credit. Our customers are mainly in the newspaper publishing, specialty, advertising, paper converting, consumer products as well as lumber wholesaling and retailing businesses.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	Successor		Predecessor
	2012	2011	2010
Sales	$4,503	$4,756	$4,746
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	3,492	3,590	3,724
Depreciation, amortization and cost of timber harvested	233	220	493
Distribution costs	514	547	553
Selling, general and administrative expenses	149	158	155
Closure costs, impairment and other related charges	180	46	11
Net gain on disposition of assets and other	(35)	(3)	(30)
Operating (loss) income	(30)	198	(160)
Interest expense (contractual interest of $714 for the year ended December 31, 2010) (Note 17)	(66)	(95)	(483)
Other income (expense), net	22	(48)	(89)
(Loss) income before reorganization items and income taxes	(74)	55	(732)
Reorganization items, net (Note 4)	–	–	1,901
(Loss) income before income taxes	(74)	55	1,169
Income tax benefit (provision)	38	(16)	1,606
Net (loss) income including noncontrolling interests	(36)	39	2,775
Net loss (income) attributable to noncontrolling interests	34	2	(161)
Net (loss) income attributable to Resolute Forest Products Inc.	$(2)	$41	$2,614

Net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.02)	$0.42	$45.30
Diluted	$(0.02)	$0.42	$27.63
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	97.4	97.1	57.7
Diluted	97.4	97.1	94.6

See accompanying notes to consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)

	Years Ended December 31,
	Successor		Predecessor
	2012	2011	2010
Net (loss) income including noncontrolling interests	$(36)	$39	$2,775
Other comprehensive income (loss):
Change in unamortized prior service costs and credits, net of tax of $7 in 2012 and $0 in both 2011 and 2010	23	(2)	8
Change in unamortized actuarial gains and losses, net of tax of $135, $127 and $0 in 2012, 2011 and 2010, respectively	(351)	(317)	(598)
Foreign currency translation	1	10	15
Other comprehensive loss, net of tax	(327)	(309)	(575)
Comprehensive (loss) income including noncontrolling interests	(363)	(270)	2,200
Less: Comprehensive loss (income) attributable to noncontrolling interests:
Net loss (income)	34	2	(161)
Change in unamortized actuarial gains and losses, net of tax of $0 in both 2012 and 2011	6	8	–
Foreign currency translation	2	(2)	5
Comprehensive loss (income) attributable to noncontrolling interests	42	8	(156)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(321)	$(262)	$2,044

See accompanying notes to consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amount)

	Successor
	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$263	$369
Accounts receivable, net:
Trade	576	582
Other	121	168
Inventories, net	545	475
Assets held for sale	–	7
Deferred income tax assets	56	109
Other current assets	58	59
Total current assets	1,619	1,769
Fixed assets, net	2,440	2,502
Amortizable intangible assets, net	69	18
Deferred income tax assets	2,002	1,749
Other assets	194	260
Total assets	$6,324	$6,298

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$581	$544
Current portion of long-term debt	2	–
Total current liabilities	583	544
Long-term debt, net of current portion	532	621
Pension and other postretirement benefit obligations	1,946	1,524
Deferred income tax liabilities	75	75
Other long-term liabilities	72	57
Total liabilities	3,208	2,821
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.0 shares issued and 94.8 shares outstanding as of December 31, 2012; 114.1 shares issued and 97.1 shares outstanding as of December 31, 2011	–	–
Additional paid-in capital	3,730	3,687
Retained earnings	38	41
Accumulated other comprehensive loss	(614)	(311)
Treasury stock at cost, 22.2 shares and 17.0 shares as of December 31, 2012 and 2011 (Note 21)	(61)	–
Total Resolute Forest Products Inc. shareholders’ equity	3,093	3,417
Noncontrolling interests	23	60
Total equity	3,116	3,477
Total liabilities and equity	$6,324	$6,298

See accompanying notes to consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY

(In millions)

	Resolute Forest Products Inc. Shareholders’ (Deficit) Equity
	Common Stock	Exchangeable Shares	Additional Paid-in Capital	(Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total (Deficit) Equity
Balance as of December 31, 2009 (Predecessor)	$55	$173	$2,522	$(4,391)	$(450)	$–	$122	$(1,969)
Share-based compensation costs for equity- classified awards	–	–	3	–	–	–	–	3
Net income	–	–	–	2,614	–	–	161	2,775
Other comprehensive loss, net of tax	–	–	–	–	(570)	–	(5)	(575)
Implementation of Plans of Reorganization and application of fresh start accounting (Note 4):
Cancellation of Predecessor Company common stock (54.7 shares) and exchangeable shares (3.0 shares)	(55)	(173)	228	–	–	–	–	–
Issuance of Successor Company common stock (97.1 shares)	–	–	3,709	–	–	–	–	3,709
Plans of Reorganization adjustments to accumulated other comprehensive loss	–	–	–	–	44	–	–	44
Elimination of Predecessor Company additional paid-in capital, deficit and accumulated other comprehensive loss	–	–	(2,753)	1,777	976	–	–	–
Issuance of Successor Company common stock to Donohue Corp., a wholly-owned subsidiary of the Company (17.0 shares in treasury) (Note 21)	–	–	–	–	–	–	–	–
Balance as of December 31, 2010 (Successor)	–	–	3,709	–	–	–	278	3,987
Share-based compensation costs for equity- classified awards	–	–	3	–	–	–	–	3
Net income (loss)	–	–	–	41	–	–	(2)	39
Dividends and distribution paid to noncontrolling interests	–	–	–	–	–	–	(21)	(21)
Acquisition of noncontrolling interest (Note 17 and Note 19)	–	–	(15)	–	–	–	(105)	(120)
Disposition of investment in ACH Limited Partnership (Note 7 and Note 9)	–	–	–	–	(8)	–	(99)	(107)
Contribution of capital to noncontrolling interest	–	–	(10)	–	–	–	15	5
Other comprehensive loss, net of tax	–	–	–	–	(303)	–	(6)	(309)
Balance as of December 31, 2011 (Successor)	–	–	3,687	41	(311)	–	60	3,477
Share-based compensation costs for equity- classified awards	–	–	5	–	–	–	–	5
Net loss	–	–	–	(2)	–	–	(34)	(36)
Acquisition of Fibrek Inc. (2.8 newly-issued shares and 0.5 shares of treasury stock) (Note 3)	–	–	38	(1)	–	6	–	43
Disposition of investment in Bowater Mersey Paper Company Limited (our “Mersey operations”) (Note 7 and Note 9)	–	–	–	–	16	–	9	25
Purchases of treasury stock (5.6 shares) (Note 21)	–	–	–	–	–	(67)	–	(67)
Distribution of common stock from the share reserve to Augusta Newsprint Company and Fibrek Inc., wholly-owned subsidiaries (0.1 shares in treasury) (Note 21)	–	–	–	–	–	–	–	–
Restricted stock units and deferred stock units vested (0.1 shares), net of shares forfeited for employee withholding taxes	–	–	–	–	–	–	–	–
Dividends paid to noncontrolling interest	–	–	–	–	–	–	(5)	(5)
Contribution of capital to non-controlling interest	–	–	–	–	–	–	1	1
Other comprehensive loss, net of tax	–	–	–	–	(319)	–	(8)	(327)
Balance as of December 31, 2012 (Successor)	$–	$–	$3,730	$38	$(614)	$(61)	$23	$3,116

See accompanying notes to consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	Successor		Predecessor
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income including noncontrolling interests	$(36)	$39	$2,775
Adjustments to reconcile net (loss) income including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	5	3	3
Depreciation, amortization and cost of timber harvested	233	220	493
Closure costs, impairment and other related charges	161	41	11
Write-downs of inventory	12	3	–
Deferred income taxes	(35)	19	(1,600)
Net pension contributions	(95)	(175)	(36)
Net gain on disposition of assets and other	(35)	(3)	(30)
(Gain) loss on translation of foreign currency denominated deferred income taxes	(37)	25	–
Loss (gain) on translation of foreign currency denominated pension and other postretirement benefit obligations	30	(15)	18
Premium related to debt redemptions	(5)	(16)	–
Dividends received from equity method investees in excess of income	2	9	–
Leasehold improvement incentive received from lessor	5	–	–
Amortization of debt discount (premium) and debt issuance costs, net	–	–	14
Loss on translation of foreign currency denominated debt	–	–	116
Non-cash interest expense	–	–	217
Non-cash reorganization items, net	–	–	(1,981)
Debtor in possession financing costs	–	–	10
Exit financing costs	–	–	27
Changes in working capital:
Accounts receivable	91	87	(54)
Inventories	(21)	(39)	(13)
Other current assets	5	31	4
Accounts payable and accrued liabilities	(11)	(28)	98
Other, net	(3)	(3)	(33)
Net cash provided by operating activities	266	198	39
Cash flows from investing activities:
Cash invested in fixed assets	(169)	(97)	(81)
Disposition of investment in ACH Limited Partnership (Note 7)	–	296	–
Disposition of our interest in our Mersey operations, net of cash (Note 7)	14	–	–
Disposition of other assets	36	19	96
Acquisition of Fibrek Inc., net of cash acquired (Note 3)	(24)	–	–
Proceeds from holdback related to disposition of investment in Manicouagan Power Company	–	29	–
Proceeds from insurance settlements	–	8	–
Decrease (increase) in restricted cash	76	(2)	76
Increase in deposit requirements for letters of credit, net	(12)	(8)	(3)
Release of pension trust assets	–	–	8
Other investing activities, net	4	–	–
Net cash (used in) provided by investing activities	(75)	245	96
Cash flows from financing activities:
Purchases of treasury stock	(67)	–	–
Dividends and distribution to noncontrolling interests	(5)	(21)	–
Acquisition of noncontrolling interest (Note 3 and Note 17)	(27)	(15)	–
Issuance of long-term debt	–	–	850
Payments of debt	(198)	(354)	(334)
Payments of financing and credit facility fees	–	(3)	(46)
Decrease in secured borrowings, net	–	–	(141)
Debtor in possession financing costs	–	–	(10)
Payments of debtor in possession financing	–	–	(206)
Term loan repayments	–	–	(347)
Short-term financing, net	–	–	(338)
Net cash used in financing activities	(297)	(393)	(572)
Net (decrease) increase in cash and cash equivalents	(106)	50	(437)
Cash and cash equivalents:
Beginning of year	369	319	756
End of year (Successor)	$263	$369	$319
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, including capitalized interest of $2, $1 and $0 in 2012, 2011 and 2010, respectively	$68	$105	$198
Income taxes, net	$–	$(6)	$(3)

See accompanying notes to consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Nature of operations

Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry; operating pulp and paper mills and wood products facilities in the United States, Canada and South Korea, and power generation assets in Quebec, Canada. We offer a diverse range of products, including newsprint, coated and specialty papers, market pulp and wood products.

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

Financial statements

We have prepared our consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All amounts are expressed in U.S. dollars, unless otherwise indicated. Certain prior year amounts in our Consolidated Balance Sheets and Notes to Consolidated Financial Statements have been reclassified to conform to the 2012 presentation. The reclassifications had no effect on total assets.

Basis of presentation

Effective upon the commencement of the Creditor Protection Proceedings (as defined in Note 4, “Creditor Protection Proceedings”) in 2009 and through the Convenience Date (as defined below), we applied the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“FASB ASC 852”), in preparing our consolidated financial statements. The guidance in FASB ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, during the Creditor Protection Proceedings, we: (i) recorded certain expenses, charges and credits incurred or realized that were directly associated with or resulting from the reorganization and restructuring of the business in “Reorganization items, net” in our Consolidated Statements of Operations and (ii) ceased recording interest expense on certain of our pre-petition debt obligations. For additional information, see Note 4, “Creditor Protection Proceedings,” and Note 17, “Long-Term Debt.”

As further discussed in Note 4, “Creditor Protection Proceedings,” on December 9, 2010, we emerged from the Creditor Protection Proceedings. In accordance with FASB ASC 852, fresh start accounting was required upon our emergence from the Creditor Protection Proceedings, which we applied effective December 31, 2010 (the “Convenience Date”). As such, adjustments related to the application of fresh start accounting were included in our Consolidated Statements of Operations for the year ended December 31, 2010.

The implementation of the Plans of Reorganization (as defined in Note 4, “Creditor Protection Proceedings”) and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements as of December 31, 2010 and for periods subsequent to December 31, 2010 are not comparable to our consolidated financial statements for periods prior to December 31, 2010. References to “Successor” or “Successor Company” refer to the Company on or after December 31, 2010, after giving effect to the implementation of the Plans of Reorganization and the application of fresh start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to December 31, 2010. Additionally, references to periods on or after December 31, 2010 refer to the Successor and references to periods prior to December 31, 2010 refer to the Predecessor.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Consolidation

Our consolidated financial statements include the accounts of Resolute Forest Products Inc. and its controlled subsidiaries. All significant transactions and balances between these companies have been eliminated. All consolidated subsidiaries are wholly-owned as of December 31, 2012 with the exception of the following:

Consolidated Subsidiary	Resolute Forest Products Ownership	Partner	Partner Ownership
Forest Products Mauricie L.P.	93.2%	Cooperative Forestiere du Haut Saint-Maurice	6.8%
Calhoun Newsprint Company (“CNC”)	51%	Herald Company, Inc.	49%
Donohue Malbaie Inc.	51%	NYT Capital Inc.	49%

Equity method investments

We account for our investments in affiliated companies where we have significant influence, but not control over their operations, using the equity method of accounting.

Note 2. Summary of Significant Accounting Policies

Use of estimates

In preparing our consolidated financial statements in accordance with U.S. GAAP, management is required to make accounting estimates based on assumptions, judgments and projections of future results of operations and cash flows. These estimates and assumptions affect the reported amounts of revenues and expenses during the periods presented and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. The most critical estimates relate to the assumptions underlying the benefit obligations of our pension and other postretirement benefit (“OPEB”) plans, the recoverability of deferred income tax assets and the carrying values of our long-lived assets. Estimates, assumptions and judgments are based on a number of factors, including historical experience, recent events, existing conditions, internal budgets and forecasts, projections obtained from industry research firms and other data that management believes are reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions.

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

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Fixed assets, including timber and timberlands

Fixed assets acquired are stated at acquisition cost less accumulated depreciation and impairment. The cost of the fixed assets is reduced by any investment tax credits or government capital grants received. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Repair and maintenance costs, including those associated with planned major maintenance, are expensed as incurred. We capitalize interest on borrowings during the construction period of major capital projects as part of the related asset and amortize the capitalized interest into earnings over the related asset’s remaining useful life. We also capitalize costs related to the acquisition of timber and timberlands and subsequent costs incurred for the planting and growing of timber. The cost generally includes the acquisition cost of land and timber, site preparation and other costs. These costs, excluding land, are expensed at the time the timber is harvested, based on annually determined depletion rates, and are included in “Depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations. Growth and yield models are used to estimate timber volume on our land from year to year. These volumes affect the depletion rates, which are calculated annually based on the capitalized costs and the total timber volume based on the current stage of the growth cycle.

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

Amortizable intangible assets

Amortizable intangible assets are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the assets.

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

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

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

Income taxes

We use the asset and liability approach in accounting for income taxes. Under this approach, deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This approach also requires the recording of deferred tax assets related to operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates applicable when temporary differences and carryforwards are expected to be recovered or settled. We have not provided for U.S. income taxes on the undistributed earnings, if any, of our foreign subsidiaries, as we have specific plans for the reinvestment of such earnings.

Valuation allowances are recognized to reduce deferred income tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results, and prudent and feasible tax planning strategies.

Tax benefits related to uncertain tax positions are recorded when it is more likely than not, based on technical merits, that the position will be sustained upon examination by the relevant taxing authorities. The amount of tax benefit recognized may differ from the amount taken or expected to be taken on a tax return. These differences represent unrecognized tax benefits and are reviewed at each reporting period based on facts, circumstances and available evidence. We recognize interest and penalties accrued related to unrecognized tax benefits as a component of the income tax expense.

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

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and is based on any principal market for the specific asset or liability. We consider the risk of non-performance of the obligor, which in some cases reflects our own credit risk, in determining fair value. In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” we categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. This fair value hierarchy is as follows:

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

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used in the determination of fair value of our assets and liabilities, when required, maximize the use of observable inputs and minimize the use of unobservable inputs.

Share-based compensation

We amortize the fair value of our stock incentive awards over the requisite service period using the straight-line attribution approach. The requisite service period is reduced for those employees who are retirement eligible at the date of the grant or who will become retirement eligible during the vesting period and who will be entitled to continue vesting in their entire award upon retirement. The fair value of stock options is determined using a Black-Scholes option pricing formula, and the fair value of restricted stock units (“RSUs”) and deferred stock units (“DSUs”) is determined based on the market price of a share of our common stock on the grant date. We estimate forfeitures of stock incentive awards based on historical experience and recognize compensation cost only for those awards expected to vest. Estimated forfeitures are updated to reflect new information or actual experience, as it becomes available.

The additional paid-in capital (“APIC”) pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, we would record the excess as income tax expense in our Consolidated Statements of Operations. For both the years ended December 31, 2012 and 2011, the balance of the APIC pool was zero. For the year ended December 31, 2010, we had a sufficient APIC pool to cover any tax deficiencies recorded; as a result, these deficiencies did not affect our results of operations.

We classify the cash flows resulting from the tax benefit that arise from the exercise of stock options and the vesting of RSUs and DSUs that exceed the compensation cost recognized (excess tax benefits) as financing cash flows.

Revenue recognition

Pulp, paper and wood products are delivered to our customers in the United States and Canada directly from our mills by either truck or rail. Pulp and paper products delivered to our international customers by ship are sold with international shipping terms. Revenue is recorded when risk of loss and title of the product passes to the customer. For sales with the terms free on board (“FOB”) shipping point, revenue is recorded when the product leaves the mill, whereas for sales transactions FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site, when the title and risk of loss are transferred. Sales are reported net of allowances and rebates, and the following criteria must be met before they are recognized: persuasive evidence of an arrangement exists, delivery has occurred and we have no remaining obligations, prices are fixed or determinable and collectibility is reasonably assured.

Net (loss) income per share

We calculate basic net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders by dividing our net (loss) income by the weighted-average number of outstanding common shares, including outstanding exchangeable shares of the Predecessor Company in 2010. We calculate diluted net income per share attributable to Resolute Forest Products Inc. common shareholders by dividing our net income, as adjusted in 2010 for the assumed conversion of the pre-petition convertible notes, by the weighted-average number of outstanding common shares, including outstanding exchangeable shares of the Predecessor Company in 2010, as adjusted for the incremental shares attributable to the dilutive effects of potentially dilutive securities (such as the pre-petition convertible notes, stock options, RSUs and DSUs). The incremental shares are calculated using the “if converted” method (pre-petition convertible notes) or the treasury stock method (stock options, RSUs and DSUs). To calculate diluted net loss per share attributable to Resolute Forest Products Inc. common shareholders, no adjustments to our basic weighted-average number of outstanding common shares are made, since the impact of potentially dilutive securities (such as stock options, RSUs and DSUs) would be antidilutive.

Translation

The functional currency of the majority of our operations is the U.S. dollar. However, some of these operations maintain their books and records in their local currency in accordance with certain statutory requirements. Non-monetary assets and liabilities of these operations and the related income and expense items such as depreciation and amortization are remeasured into U.S. dollars using historical exchange rates. Remaining assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the balance sheet date. Remaining income and expense items are remeasured into U.S. dollars using an average exchange rate for the period. Gains and losses from foreign currency transactions and from remeasurement of the balance sheet are reported as “Other income (expense), net” in our Consolidated Statements of Operations.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

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

Creditor Protection Proceedings

As discussed in Note 1, “Organization and Basis of Presentation – Basis of presentation,” effective upon the commencement of the Creditor Protection Proceedings and through the Convenience Date, we applied the guidance in FASB ASC 852.

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

Fresh start accounting

As discussed in Note 1, “Organization and Basis of Presentation – Basis of presentation,” we applied fresh start accounting as of the December 31, 2010 Convenience Date. Under fresh start accounting, the reorganization value, as derived from the enterprise value established in the Plans of Reorganization, was allocated to our assets and liabilities based on their fair values (except for deferred income taxes and pension and OPEB benefit obligations, which were determined in accordance with other applicable U.S. GAAP) in accordance with FASB ASC 805, “Business Combinations” (“FASB ASC 805”), with the excess of net asset values over the reorganization value recorded as an adjustment to equity.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Note 3. Acquisition of Fibrek Inc.

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

As aggregate consideration for all of the Fibrek shares we purchased, we distributed approximately 3.3 million shares of our common stock and Cdn$63 million ($63 million, based on the exchange rates in effect on each of the dates we acquired the shares of Fibrek) in cash. In connection with the Fibrek shareholder vote on the arrangement, certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have reserved approximately Cdn$14 million ($14 million, based on the exchange rate in effect on December 31, 2012) for the eventual payment of those claims, which was recorded in “Other long-term liabilities” in our Consolidated Balance Sheet as of December 31, 2012.

Initial investment

As noted above, we held an equity interest in Fibrek before we obtained control of Fibrek on May 2, 2012 (the “acquisition date”). We accounted for our initial equity investment in Fibrek as an available for sale investment since we had no ability to exert significant influence over Fibrek at any time prior to acquiring a controlling interest on May 2, 2012.

Acquisition of controlling interest

The acquisition of a controlling interest in Fibrek on May 2, 2012 was accounted for as a business combination in accordance with the acquisition method of accounting pursuant to FASB ASC 805, which requires recording identifiable assets acquired and liabilities assumed at fair value (except for deferred income taxes and pension and OPEB plan obligations). Additionally, on the acquisition date, we remeasured our initial equity investment in Fibrek at the acquisition-date fair value. The acquisition-date fair value of our previously-held equity interest in Fibrek was $58 million, resulting in a loss of $1 million, which was recorded in “Other income (expense), net” in our Consolidated Statements of Operations for the year ended December 31, 2012.

In connection with the acquisition, we also assumed $121 million of Fibrek’s outstanding indebtedness. For additional information, see Note 17, “Long-Term Debt.”

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

The following summarizes the fair value as of the acquisition date of all of the consideration transferred through May 2, 2012 to acquire our controlling interest in Fibrek:

(In millions)
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

(In millions)
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

Fibrek’s results of operations have been included in our consolidated financial statements beginning on the acquisition date and are included in the market pulp segment. The amount of Fibrek’s sales and net loss included in our Consolidated Statements of Operations were $268 million and $13 million, respectively, for the year ended December 31, 2012. Additionally, “Selling, general and administrative expenses” in our Consolidated Statements of Operations for the year ended December 31, 2012 included $8 million of transaction costs associated with the acquisition of our controlling interest in Fibrek.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

The following unaudited pro forma information for the years ended December 31, 2012 and 2011 represents our results of operations as if the acquisition of Fibrek had occurred on January 1, 2011. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

(Unaudited, in millions except per share data)	2012	2011
Sales	$4,669	$5,300
Net (loss) income attributable to Resolute Forest Products Inc.	(5)	47
Basic net (loss) income per share attributable to Resolute Forest Products Inc.	(0.05)	0.47
Diluted net (loss) income per share attributable to Resolute Forest Products Inc.	(0.05)	0.47

The unaudited pro forma net (loss) income attributable to Resolute Forest Products Inc. for the years ended December 31, 2012 and 2011 excludes $19 million and $7 million, respectively, of both our and Fibrek’s transaction costs associated with the acquisition.

Acquisition of noncontrolling interest

Subsequent to the May 2, 2012 acquisition date, we acquired the remaining noncontrolling interest in Fibrek, which we accounted for as equity transactions whereby we adjusted the carrying amount of the noncontrolling interest in Fibrek to reflect the change in our ownership interest in Fibrek. As consideration for this additional equity interest in Fibrek, we distributed approximately 1.4 million shares of our common stock and Cdn$27 million ($27 million, based on the exchange rates in effect on each of the dates we acquired the shares of Fibrek) in cash. Transaction costs of approximately $1 million associated with the acquisition of the noncontrolling interest in Fibrek were recorded in “Additional paid-in capital” in our Consolidated Balance Sheet as of December 31, 2012.

Note 4. Creditor Protection Proceedings

Emergence from Creditor Protection Proceedings

We and all but one of our debtor affiliates (as discussed below) successfully emerged from creditor protection proceedings under Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”) and the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”), as applicable (collectively, the “Creditor Protection Proceedings”) on December 9, 2010 (the “Emergence Date”). We and certain of our U.S. and Canadian subsidiaries (the “Debtors”) entered into the Creditor Protection Proceedings in April 2009. Our wholly-owned subsidiary that operates our Mokpo, South Korea operations and almost all of our less than wholly-owned subsidiaries operated outside of the Creditor Protection Proceedings.

In the third quarter of 2010, the creditors under the Creditor Protection Proceedings, with one exception, voted in the requisite numbers to approve the respective Plan of Reorganization (as defined below). Creditors of Bowater Canada Finance Corporation (“BCFC”), an indirect, wholly-owned subsidiary of ours, did not vote in the requisite numbers to approve the Plans of Reorganization (as defined below). Accordingly, we did not seek sanction of the CCAA Plan of Reorganization and Compromise (the “CCAA Reorganization Plan”) or confirmation of the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Reorganization Plan” and, together with the CCAA Reorganization Plan, the “Plans of Reorganization” and each, a “Plan of Reorganization”) with respect to BCFC. See Note 20, “Commitments and Contingencies,” for information regarding BCFC’s Bankruptcy and Insolvency Act filing on December 31, 2010. The Plans of Reorganization became effective on the Emergence Date.

Upon implementation of the Plans of Reorganization, the Debtors were reorganized through the consummation of several transactions pursuant to which, among other things:

—	each of the Debtors’ operations were continued in substantially the same form;

—

all allowed pre-petition and post-petition secured claims, administrative expense claims and priority claims were paid in full in cash, including accrued interest, if applicable, and all pre-petition and post-petition secured credit facilities were terminated;

—	all outstanding receivable interests sold under our accounts receivable securitization program were repurchased in cash for a price equal to the par amount thereof and the program was terminated;

—	holders of allowed claims arising from the Debtors’ pre-petition unsecured indebtedness received their pro rata share of common stock issued by us on account of their claims;

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

—

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

—

all equity interests in the Predecessor Company existing immediately prior to the Emergence Date, including, among other things, all of our common stock issued and outstanding, were discharged, canceled, released and extinguished;

—

we issued an aggregate of 97,134,954 shares of Successor Company common stock, par value $0.001 per share, for the benefit of unsecured creditors of the Debtors in the Creditor Protection Proceedings, and distributed 73,752,881 of those shares in December 2010 to the holders of unsecured claims as of the applicable distribution record date on account of allowed unsecured creditor claims;

—

various equity incentive and other employee benefit plans came into effect, including the AbitibiBowater Inc. 2010 Equity Incentive Plan, which has been renamed the Resolute Forest Products Equity Incentive Plan (the “2010 LTIP”), pursuant to which 8.5% of common stock on a fully diluted basis (or 9,020,960 shares) was reserved for issuance to eligible persons, of which awards representing not more than 4% (or 4,245,158 shares) were to be made approximately 30 days after the Emergence Date;

—	the Debtors’ obligations to fund the prior service costs related to their pension and OPEB benefit plans were reinstated prospectively;

—	the Debtors’ assets were retained by, and were reinvested in, the Successor Company;

—

we assumed by merger the obligations of ABI Escrow Corporation with respect to $850 million in aggregate principal amount of 10.25% senior secured notes due 2018, as further discussed in Note 17, “Long-Term Debt”; and

—	we entered into the ABL Credit Facility, as defined and further discussed in Note 17, “Long-Term Debt.”

From the 97,134,954 shares of Successor Company common stock issued for claims in the Creditor Protection Proceedings, we established a reserve of 23,382,073 shares for claims that remained in dispute as of the Emergence Date, from which we have made and will make supplemental interim distributions to unsecured creditors as disputed claims are resolved. As of December 31, 2012, there were 4,017,147 shares remaining in this reserve. The remaining claims are claims that we believe should be disallowed because they are duplicative, without merit, overstated or should be disallowed for other reasons. We have made significant progress in addressing the claims that remained in dispute at the time of our emergence from the substantial number and amount of claims filed during the Creditor Protection Proceedings. The majority of the remaining disputed claims will be disposed through ongoing litigation before the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”) or a claims officer appointed by the Superior Court of Quebec (the “Canadian Court” and, together with the U.S. Court, the “Courts”). The ultimate completion of the claims resolution process could therefore take some time to complete. We may be required to settle certain disputed claims in cash under certain specific circumstances. As such, included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets as of December 31, 2012 and 2011 is a liability of $4 million and $11 million, respectively, for the estimated cash settlement of such claims. To the extent there are shares remaining after all disputed claims have been resolved, these shares will be reallocated ratably among unsecured creditors with allowed claims in the Creditor Protection Proceedings pursuant to the Plans of Reorganization.

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

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Reorganization items, net

Reorganization items, net for the year ended December 31, 2010 were comprised of the following:

Predecessor
(In millions)	2010
Professional fees (1)	$154
Gain due to Plans of Reorganization adjustments (2)	(3,553)
Loss due to fresh start accounting adjustments (3)	362
Provision for repudiated or rejected executory contracts (4)	121
Charges related to indefinite idlings and permanent closures (5)	307
Gains on disposition of assets (6) (11)	(70)
Write-off of debt discounts, premiums and issuance costs (7)	666
Revaluation of debt due to currency exchange (8)	546
Reversal of post-petition accrued interest on certain debt obligations (9)	(447)
Gain on deconsolidation of BPCL (10)	(26)
Gain on deconsolidation of a variable interest entity (“VIE”) (11)	(16)
Debtor in possession financing costs (12)	10
Other (13)	45
$(1,901)

(1)

Professional fees directly related to the Creditor Protection Proceedings and the establishment of the Plans of Reorganization, including legal, accounting and other professional fees, as well as professional fees incurred by our creditors. Additionally, we recorded and paid a $15 million backstop commitment agreement termination fee related to a rights offering for the issuance of notes to holders of eligible unsecured claims that we had initially planned to conduct as part of our exit financing but elected not to pursue. One of the parties to the backstop commitment agreement was Fairfax Financial Holdings Limited.

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

(5)

Represented charges primarily related to: (i) the indefinite idling of our Saint-Fulgence, Quebec and Petit Saguenay, Quebec sawmills; (ii) the indefinite idling of our Gatineau, Quebec paper mill (for which we subsequently announced its permanent closure); (iii) the indefinite idling of a de-inking line and paper machine at our Thorold, Ontario paper mill; (iv) the permanent closure of a paper machine at our Coosa Pines, Alabama paper mill and a paper machine at our Thorold paper mill and (iv) an impairment charge related to our Lufkin, Texas paper mill to reduce the carrying value of the assets to their estimated fair value prior to the sale of these assets. The fair value of all impaired assets was determined based on their estimated sale or salvage values. Such charges were comprised of the following:

Predecessor
(In millions)	2010
Accelerated depreciation	$251
Long-lived asset impairment	10
Severance and pension curtailment	29
Write-downs of inventory	17
$307

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

(6)

Represented gains on the disposition of various mills and other assets as part of our work toward a comprehensive restructuring plan, including the write-off of related asset retirement obligations. Such gains included our Mackenzie, British Columbia paper mill and sawmills, four previously permanently closed paper mills that were bundled and sold together, our Westover, Alabama sawmill, our recycling division’s material recycling facilities located in Arlington, Houston and San Antonio, Texas, our Albertville, Alabama sawmill, our Covington, Tennessee paper mill and various other assets, all of which we sold for proceeds of $80 million.

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

(8)

For purposes of determining the amounts of allowed unsecured claims, claims filed against a CCAA filer or Chapter 11 filer denominated in a currency other than the local currency were required to be translated to Canadian dollars and U.S. dollars, respectively, using the exchange rate in effect as of the date of the commencement of the Creditor Protection Proceedings for all Chapter 11 claims and for CCAA claims that existed as of the filing date, or the exchange rate in effect as of the date of the notice or event that gave rise to the claim for CCAA claims that arose after the filing date (the “fixed exchange rate”). The majority of our CCAA filers’ pre-petition unsecured debt obligations were denominated in U.S. dollars. As noted above, when the debt becomes an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded debt obligations should be adjusted to the amount of the allowed claim. Pursuant to the Canadian Court’s sanction of the CCAA Reorganization Plan (which included the approval of allowed debt claims), we adjusted the CCAA filers’ pre-petition unsecured debt obligations to the allowed amount of the claims, which resulted in a revaluation to reflect the impact of the fixed exchange rate.

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

(10)

On February 2, 2010, Bridgewater Paper Company Limited (“BPCL”), a subsidiary of ours, filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended. As a result of the filing for administration, we lost control over and the ability to influence BPCL’s operations. Therefore, effective as of the date of the BPCL administration filing, the financial position, results of operations and cash flows of BPCL are no longer consolidated in our consolidated financial statements and we are now accounting for BPCL using the cost method of accounting. Upon the deconsolidation of BPCL, we derecognized our negative investment in BPCL, which resulted in a gain.

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

(12)

Debtor in possession financing costs were recorded in connection with an amendment, two extensions and an exit fee related to one of our debtor in possession financing arrangements, as well as an amendment to our former accounts receivable securitization program.

(13)

“Other” primarily included: (i) the write-off of environmental liabilities related to our Newfoundland and Labrador properties that were expropriated and for which no claim was filed against us in the Creditor Protection Proceedings; (ii) charges related to our estimated liability for an environmental claim filed against us by the current owner of a site previously owned by one of our subsidiaries; (iii) employee termination charges resulting from our work toward a comprehensive restructuring plan related to a workforce reduction at our Catawba, South Carolina paper mill and the departure of our former Chief Executive Officer; (iv) additional claim amounts recorded as a result of the claims reconciliation process and (v) interest income of our Debtors.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

In 2010, we paid $210 million relating to reorganization items, which were comprised of: (i) professional fees of $139 million; (ii) debtor in possession financing costs of $10 million; (iii) the backstop commitment agreement termination fee of $15 million and (iv) exit financing costs of $46 million. Payments relating to professional fees and the backstop commitment agreement termination fee were included in cash flows from operating activities and payments relating to debtor in possession financing costs and exit financing costs were included in cash flows from financing activities in our Consolidated Statements of Cash Flows. Additionally, the receipt of the NAFTA settlement discussed above of $130 million was included in cash flows from operating activities in our Consolidated Statements of Cash Flows.

Note 5. Amortizable Intangible Assets, Net

Amortizable intangible assets, net as of December 31, 2012 and 2011 were comprised of the following:

	Successor
	2012				2011
(Dollars in millions)	Estimated Life (Years)	Gross Carrying Value	Accumulated Amortization	Net	Estimated Life(Years)	Gross Carrying Value	Accumulated Amortization	Net
Water rights	40	$19	$1	$18	40	$19	$1	$18
Energy contracts	15 – 25	52	1	51	–	–	–	–
		$71	$2	$69		$19	$1	$18

In order to operate our hydroelectric generating facility, we draw water from various rivers in Quebec. The use of such government-owned waters is governed by water power leases/agreements with the province of Quebec, which set out the terms, conditions and fees (as applicable). Terms of these agreements typically range from 10 to 50 years and are generally renewable, under certain conditions, for additional terms. In certain circumstances, water rights are granted without expiration dates. In some cases, the agreements are contingent on the continued operation of the related paper mill and a minimum level of capital spending in the region. The water rights’ expected useful life of 40 years corresponds to the related hydroelectric power plants’ expected useful lives.

The province of Quebec informed us on December 30, 2011 that it intended not to renew our water rights associated with our Jim-Gray hydroelectric dam and to require us to transfer the property to the province for no consideration. On February 6, 2013, the province of Quebec granted us an extension to transfer the property. As extended, an agreement on the terms of the transfer would need to be entered into at the latest on June 14, 2013. The province’s actions are contrary to our understanding of the water power lease in question. We continue to evaluate our legal options. The net book value of this hydroelectric dam was tested for impairment with the other assets in its asset group and no impairment was indicated. At this time, we believe that the remaining useful life of the assets remains unchanged. The carrying value of the intangible assets associated with the Jim-Gray dam as of December 31, 2012 was approximately $5 million. If we are unable to renew the water rights at this dam, we will reevaluate the remaining useful life of these assets, which may result in accelerated amortization charges at that time.

In connection with our acquisition of Fibrek, we identified amortizable intangible assets related to energy contracts. See Note 3, “Acquisition of Fibrek Inc.,” for additional information.

Amortization expense related to amortizable intangible assets for the years ended December 31, 2012, 2011 and 2010 was approximately $1 million, $1 million and $19 million, respectively. Amortization expense related to amortizable intangible assets is estimated to be approximately $3 million per year for each of the next five years (excluding any accelerated amortization charges that may be required, as discussed above).

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Note 6. Closure Costs, Impairment and Other Related Charges

Closure costs, impairment and other related charges for the year ended December 31, 2012, were comprised of the following:

	Successor
(In millions)	Impairment of assets	Accelerated depreciation	Pension and OPEB plan curtailment and settlement losses	Severance and other costs	Total
Indefinite idlings:
Mersey operations, Nova Scotia (1)	$72	$–	$8	$15	$95
Kraft mill and paper machine in Fort Frances, Ontario (2)	31	2	1	6	40
Paper machine in Catawba (2)	1	–	–	–	1
Permanent closure:
Paper machine in Laurentide, Quebec	–	18	–	4	22
Restructuring initiatives:
Catawba paper mill	–	–	–	4	4
Baie-Comeau, Quebec paper mill	–	–	3	1	4
Lump-sum payments to vested terminated employees (Note 18)	–	–	7	–	7
Other (2)	2	1	2	2	7
	$106	$21	$21	$32	$180

(1)

We recorded long-lived asset impairment charges (including a $7 million write-down of an asset retirement obligation for environmental liabilities) related to the indefinite idling and subsequent sale of our interest in our Mersey operations, to reduce the carrying value of our net assets to fair value less costs to sell.

(2)	We recorded long-lived assets impairment charges to reduce the carrying value of the assets to their estimated fair value, which was determined based on the assets’ estimated salvage values.

Closure costs, impairment and other related charges for the year ended December 31, 2011, were comprised of the following:

	Successor
(In millions)	Impairment of assets (1)	Accelerated depreciation	Pension and OPEB plan curtailment losses	Severance and other costs	Total
Permanent closures:
Paperboard production in Coosa Pines	$7	$1	$3	$3	$14
Paper machine in Kenogami, Quebec	–	3	2	5	10
Paper machine in Baie-Comeau	–	2	–	–	2
Restructuring initiatives:
Mokpo paper mill	6	–	–	3	9
Mersey operations	–	–	3	3	6
Calhoun, Tennessee	3	–	–	–	3
Other	–	2	–	–	2
	$16	$8	$8	$14	$46

(1)	We recorded long-lived assets impairment charges to reduce the carrying value of the assets to their estimated fair value, which was determined based on the assets’ estimated sale or salvage values.

In 2010, we recorded an $8 million tax indemnification liability related to the 2009 sale of our investment in Manicouagan Power Company (“MPCo”) (see Note 20, “Commitments and Contingencies – Other representations, warranties and indemnifications”), long-lived asset impairment charges of $2 million and $1 million of severance and other costs.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Note 7. Assets Held for Sale and Net Gain on Disposition of Assets and Other

As of December 31, 2012, we held for sale miscellaneous assets of less than $1 million. As of December 31, 2011, we held for sale our Petit Saguenay sawmill and certain parcels of land and these assets held for sale were comprised of fixed assets, net of $7 million.

During 2012, we sold two parcels of land in Gatineau, our Petit Saguenay sawmill, our recycling division’s assets located in Phoenix, Arizona, a portion of our Mersey timberlands and subsequently our interest in our Mersey operations and various other assets for total consideration of $55 million, comprised of a note receivable of $5 million and net cash proceeds of $50 million, resulting in a net gain on disposition of assets of $35 million.

During 2011, we sold our investment in ACH Limited Partnership (“ACH”), our Alabama River, Alabama paper mill, our Kenora, Ontario paper mill and various other assets for cash proceeds of $315 million, resulting in a net gain on disposition of assets of $3 million.

During 2010, we sold timberlands and other assets for proceeds of $16 million, resulting in a net gain on disposition of assets of $14 million. Additionally, during 2010, as part of our work toward a comprehensive restructuring plan, we sold various mills and other assets. For additional information, see Note 4, “Creditor Protection Proceedings – Reorganization items, net.” Additionally, in 2010, we recorded a net gain of $16 million related to a customer bankruptcy settlement.

Note 8. Other Income (Expense), Net

Other income (expense), net for the years ended December 31, 2012, 2011 and 2010 was comprised of the following:

	Successor		Predecessor
(In millions)	2012	2011	2010
Foreign exchange gain (loss)	$17	$(21)	$(94)
Post-emergence costs (1)	(11)	(47)	–
Income (loss) from equity method investments	5	2	(3)
Net gains on extinguishment of debt (Note 17)	2	6	–
Interest income (2)	5	3	1
Acquisition-related loss (Note 3)	(1)	–	–
Miscellaneous income	5	9	7
	$22	$(48)	$(89)

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

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Note 9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of December 31, 2012 and 2011 was comprised of the following:

	Successor
(In millions)	2012	2011
Unamortized prior service costs (1)	$21	$(2)
Unamortized actuarial losses (2) (3)	(640)	(309)
Foreign currency translation (3) (4) (5)	5	–
	$(614)	$(311)

(1)	Net of deferred income taxes of $7 million and zero as of December 31, 2012 and 2011, respectively.

(2)

Net of deferred income tax benefit of $262 million and $127 million as of December 31, 2012 and 2011, respectively. Net of unamortized actuarial losses of zero and $8 million attributable to noncontrolling interests as of December 31, 2012 and 2011, respectively.

(3)

Accumulated other comprehensive loss as of December 31, 2012 was decreased by $14 million of unamortized actuarial losses and $2 million of foreign currency translation losses that were reclassified to “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations for the year ended December 31, 2012 as a result of the disposition of our interest in our Mersey operations.

(4)

No tax effect was recorded for foreign currency translation since the investment in foreign net assets is deemed indefinitely invested. Net of noncontrolling interests of zero and $2 million of foreign exchange gains as of December 31, 2012 and 2011, respectively.

(5)

Accumulated other comprehensive loss as of December 31, 2011 was increased by $8 million of foreign currency translation gains that were reclassified to “Net gain on disposition of assets and other” in our Consolidated Statements of Operations for the year ended December 31, 2011 as a result of the disposition of our investment in ACH.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

The pension and OPEB benefit related components of other comprehensive loss for the years ended December 31, 2012, 2011 and 2010 were comprised of the following:

	Successor						Predecessor
	2012			2011			2010
(In millions)	Before-tax Amount	Taxes	After- tax Amount	Before-tax Amount	Taxes	After- tax Amount	Before-tax Amount	Taxes	After- tax Amount
Prior service credit (cost) from plan amendment during period	$30	$(7)	$23	$(1)	$–	$(1)	$8	$–	$8
Amortization or curtailment recognition of prior service credit included in net periodic benefit cost	–	–	–	(1)	–	(1)	–	–	–
Change in unamortized prior service costs and credits during period	30	(7)	23	(2)	–	(2)	8	–	8
Net actuarial loss arising during period	(496)	138	(358)	(447)	127	(320)	(606)	–	(606)
Amortization or settlement recognition of net actuarial loss	10	(3)	7	3	–	3	8	–	8
Change in unamortized actuarial gains and losses during period	(486)	135	(351)	(444)	127	(317)	(598)	–	(598)
Comprehensive loss associated with pension and OPEB plans including noncontrolling interests	(456)	128	(328)	(446)	127	(319)	(590)	–	(590)
Less: Comprehensive loss associated with pension and OPEB plans attributable to noncontrolling interests:
Net actuarial loss arising during period	6	–	6	8	–	8	–	–	–
Comprehensive loss associated with pension and OPEB plans attributable to noncontrolling interests	6	–	6	8	–	8	–	–	–
Comprehensive loss associated with pension and OPEB plans attributable to Resolute Forest Products Inc.	$(450)	$128	$(322)	$(438)	$127	$(311)	$(590)	$–	$(590)

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Note 10. Net (Loss) Income Per Share

The weighted-average number of common shares outstanding used to calculate basic and diluted net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Successor		Predecessor
(In millions)	2012	2011	2010
Basic weighted-average number of common shares outstanding	97.4	97.1	57.7
Effect of potentially dilutive securities and pre-petition convertible notes	–	–	36.9
Diluted weighted-average number of common shares outstanding	97.4	97.1	94.6

For the years ended December 31, 2012 and 2011, no adjustments to net (loss) income attributable to Resolute Forest Products Inc. common shareholders were necessary to calculate basic and diluted net (loss) income per share. For the year ended December 31, 2012, option shares of 1.5 million and equity-classified RSUs and DSUs of 0.8 million were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive. For the year ended December 31, 2011, the dilutive impact of option shares of 0.9 million and equity-classified RSUs and DSUs of 0.4 million on the weighted-average number of common shares outstanding used to calculate diluted net income per share was nominal. For the year ended December 31, 2010, an adjustment to our basic weighted-average number of common shares outstanding of 36.9 million shares was necessary for the dilutive effect of the assumed conversion of the pre-petition convertible notes, which were outstanding at that time. However, no adjustment to net income attributable to Resolute Forest Products Inc. common shareholders was necessary for the year ended December 31, 2010 because we did not record interest expense related to such convertible notes as a result of the Creditor Protection Proceedings. For the year ended December 31, 2010, option shares of 2.4 million were excluded from the calculation of diluted net income per share as the impact would have been antidilutive.

As discussed in Note 4, “Creditor Protection Proceedings,” and Note 21, “Share Capital,” (i) all equity interests in the Predecessor Company existing immediately prior to the Emergence Date, including, among other things, all of our common stock issued and outstanding, were discharged, canceled, released and extinguished and (ii) on the Emergence Date and pursuant to the Plans of Reorganization, we issued an aggregate of 97,134,954 shares of Successor Company common stock. The weighted-average number of common shares outstanding as of December 31, 2010 assumes that the Predecessor Company common stock remained outstanding through the December 31, 2010 Convenience Date.

Note 11. Inventories, Net

Inventories, net as of December 31, 2012 and 2011 were comprised of the following:

	Successor
(In millions)	2012	2011
Raw materials and work in process	$181	$152
Finished goods	188	168
Mill stores and other supplies	176	155
	$545	$475

In 2012, we recorded charges of $12 million for write-downs of inventory as a result of the indefinite idling of our Mersey newsprint mill, the permanent closure of a paper machine at our Laurentide paper mill and the indefinite idling of the kraft mill and a paper machine at our Fort Frances pulp and paper mill. In 2011, we recorded charges of $3 million for write-downs of inventory as a result of the decision to cease paperboard production at our Coosa Pines paper mill, as well as the permanent closure of a paper machine at our Kenogami paper mill. These charges were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested” in our Consolidated Statements of Operations.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Note 12. Restricted Cash

In connection with the sale of our investment in MPCo in December 2009, we provided certain undertakings and indemnities to Alcoa Canada Ltd. (collectively with certain affiliates, “Alcoa”), our former partner in MPCo, including an indemnity for potential tax liabilities arising from the transaction. As of December 31, 2012 and 2011, we maintained a reserve of approximately Cdn$5 million ($5 million, based on the exchange rate in effect on December 31, 2012) and Cdn$83 million ($81 million, based on the exchange rate in effect on December 31, 2011), respectively, to secure those obligations. The decrease in the reserve was due to the partial release of a tax indemnity in the second quarter of 2012. This reserve was included as restricted cash in “Other assets” in our Consolidated Balance Sheets.

Note 13. Fixed Assets, Net

Fixed assets, net as of December 31, 2012 and 2011 were comprised of the following:

	Successor
(Dollars in millions)	Range of Estimated Useful Lives in Years	2012	2011
Land and land improvements	5 – 20	$88	$85
Buildings	7 – 40	289	264
Machinery and equipment	3 – 40	2,090	1,910
Hydroelectric power plants (1)	40	283	283
Timber and timberlands	3 – 20	70	105
Construction in progress		91	81
		2,911	2,728
Less accumulated depreciation		(471)	(226)
		$2,440	$2,502

(1)

The province of Quebec informed us on December 30, 2011 that it intended not to renew our water rights associated with our Jim-Gray hydroelectric dam and to require us to transfer the property to the province for no consideration. On February 6, 2013, the province of Quebec granted us an extension to transfer the property. As extended, an agreement on the terms of the transfer would need to be entered into at the latest on June 14, 2013. The province’s actions are contrary to our understanding of the water power lease in question. We continue to evaluate our legal options. The net book value of this hydroelectric dam was tested for impairment with the other assets in its asset group and no impairment was indicated. At this time, we believe that the remaining useful life of the assets remains unchanged. The carrying value of the hydroelectric assets associated with the Jim-Gray dam as of December 31, 2012 was approximately $88 million. If we are unable to renew the water rights at this dam, we will reevaluate the remaining useful life of these assets, which may result in accelerated depreciation charges at that time.

Note 14. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2012 and 2011 were comprised of the following:

	Successor
(In millions)	2012	2011
Trade accounts payable	$368	$291
Payroll, bonuses and severance payable	109	89
Accrued interest	12	13
Pension and OPEB benefit obligations	30	34
Income and other taxes payable	8	19
Claims payable	4	11
Other	50	87
	$581	$544

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Note 15. Severance Related Liabilities

The activity in our severance related liabilities for the years ended December 31, 2011 and 2012 was as follows:

(Unaudited, in millions)	2012 Initiatives	2011 Initiatives	2010 Initiatives	Total
Balance as of December 31, 2010 (Successor)	$–	$–	$2	$2
Charges	–	28	–	28
Payments	–	(17)	(2)	(19)
Balance as of December 31, 2011 (Successor)	–	11	–	11
Charges	35	1	–	36
Payments	(18)	(9)	–	(27)
Reduction due to the sale of our interest in our Mersey operations	(4)	(1)	–	(5)
Balance as of December 31, 2012 (Successor)	$13	$2	$–	$15

In 2012, we recorded employee termination costs primarily related to the indefinite idling of our Mersey operations, the indefinite idling of the kraft mill and a paper machine at our Fort Frances pulp and paper mill, the permanent closure of a paper machine at our Laurentide paper mill and a restructuring initiative at our Catawba paper mill. The majority of the remaining severance liability is expected to be paid in 2013.

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

Employee termination costs were included in “Cost of sales, excluding depreciation, amortization and cost of timber harvested,” “Selling, general and administrative expenses” or “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations. The severance accruals were included in “Accounts payable and accrued liabilities” and “Other long-term liabilities” in our Consolidated Balance Sheets.

Note 16. Asset Retirement Obligations

The activity in our liability for asset retirement obligations for the years ended December 31, 2012 and 2011 was as follows:

	Successor
(In millions)	2012	2011
Beginning of year	$20	$17
Additions	1	3
Accretion expense	1	1
Payments	–	(1)
Other	(1)	–
End of year	$21	$20

These asset retirement obligations consist primarily of liabilities for landfills, sludge basins and decontamination of closed sites. The related costs are capitalized as part of land and land improvements. We have not had to legally restrict assets for purposes of settling our asset retirement obligations.

The addition in 2012 represented increases in obligations associated with the acquisition of Fibrek. The additions in 2011 represented increases in obligations associated with our Thunder Bay, Ontario, Calhoun, Baie-Comeau and Laurentide paper mills and included closure and cleanup of landfills, sludge ponds/lagoons and ash ponds. The additions in 2011 also included soil and groundwater testing and remediation and closure of two on-site landfills at our closed Gatineau paper mill.

Additionally, we have certain other asset retirement obligations for which the timing of settlement is conditional upon the closure of the related operating facility. At this time, we have no specific plans for the closure of these other facilities and currently intend to make improvements to the assets as necessary that would extend their lives indefinitely. Furthermore, the settlement dates have not

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

been specified by law, regulation or contract. As a result, we are unable at this time to estimate the fair value of these conditional asset retirement obligations. If a closure plan for any of these facilities is initiated in the future, the settlement date will become determinable, an estimate of fair value will be made and an asset retirement obligation will be recorded.

The fair value of the asset retirement obligations was determined by discounting the cash flows (Level 3) using a weighted average interest rate of 7.7% (range between 3.6% and 8.3%). The costs associated with these obligations are expected to be paid over a weighted average period of approximately 10 years (range between two and 38 years).

The asset retirement obligations were included in “Accounts payable and accrued liabilities” or “Other long-term liabilities” in our Consolidated Balance Sheets.

Note 17. Long-Term Debt

Overview

Long-term debt, including current portion, as of December 31, 2012 and 2011, was comprised of the following:

	Successor
(In millions)	2012	2011
10.25% senior secured notes due 2018:
Principal amount	$501	$586
Unamortized premium	27	35
Total senior secured notes due 2018	528	621

Other debt:
PSIF – Investissement Quebec loan	3	–
Capital lease obligation	3	–
Total other debt	6	–

Total debt	534	621
Less: Current portion of long-term debt	(2)	–
Long-term debt, net of current portion	$532	$621

10.25% senior secured notes due 2018

In connection with our emergence from the Creditor Protection Proceedings in 2010, we issued $850 million in aggregate principal amount of 10.25% senior secured notes due 2018 (the “2018 Notes” or “notes”) pursuant to an indenture as of that date (as supplemented, the “indenture”). Interest is payable on the notes on April 15 and October 15 of each year beginning on April 15, 2011, until their maturity date of October 15, 2018.

The notes are and will be guaranteed by our current and future wholly-owned material U.S. subsidiaries (the “guarantors”) and are secured on a first priority basis, subject to permitted liens, by the capital stock of our subsidiaries (limited to 65% of the capital stock in first tier foreign subsidiaries) now owned or acquired in the future by Resolute Forest Products Inc. and the guarantors and substantially all of Resolute Forest Products Inc.’s and the guarantors’ assets (other than certain excluded assets and assets that are first priority collateral in respect of the ABL Credit Facility, as defined and discussed below) now owned or acquired in the future. The notes and the guarantees are also secured on a second priority basis by the collateral securing the ABL Credit Facility, including accounts receivable, inventory and cash deposit and investment accounts.

The notes rank equally in right of payment with all of Resolute Forest Products Inc.’s post-emergence senior indebtedness and senior in right of payment to all of its subordinated indebtedness. The note guarantees rank equally in right of payment with all of the guarantors’ post-emergence senior indebtedness and are senior in right of payment to all of the guarantors’ post-emergence subordinated indebtedness. In addition, the notes are structurally subordinated to all existing and future liabilities (including trade payables) of our subsidiaries that do not guarantee the notes. The notes and the guarantees are also effectively junior to indebtedness under the ABL Credit Facility to the extent of the value of the collateral that secures the ABL Credit Facility on a first priority basis and to indebtedness secured by assets that are not collateral securing the 2018 Notes to the extent of the value of such assets.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

At any time prior to October 15, 2014, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a “make-whole” premium. We may also redeem some or all of the notes on and after October 15, 2014, at a redemption price of 105.125% of the principal amount thereof if redeemed during the twelve-month period beginning on October 15, 2014, 102.563% of the principal amount thereof if redeemed during the twelve-month period beginning on October 15, 2015, and 100% of the principal amount thereof if redeemed on or after October 15, 2016, plus, in each case, accrued and unpaid interest. We may also redeem up to 35% of the notes using the proceeds of certain equity offerings completed before October 15, 2013 at a redemption price of 110.250% of the principal amount thereof, plus accrued and unpaid interest. Prior to October 15, 2013, we may also redeem up to 10% of the notes per twelve-month period at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. If we experience specific kinds of changes in control, we must offer to purchase the notes at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest. If we sell certain of our assets and do not use the proceeds to pay down certain indebtedness, purchase additional assets or make capital expenditures, each as specified in the indenture, we must offer to purchase the notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date with the net cash proceeds from the asset sale.

On June 13, 2011, in accordance with the terms of the indenture, we applied the first $100 million of net proceeds from our May 27, 2011 sale of our investment in ACH to redeem $94 million of principal amount of the 2018 Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest. Additionally, on each of June 29, 2011, November 4, 2011 and October 10, 2012, we redeemed $85 million of principal amount of the 2018 Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. As a result of these redemptions, during the years ended December 31, 2012 and 2011, we recorded net gains on extinguishment of debt of $2 million and $6 million, respectively, which were included in “Other income (expense), net” in our Consolidated Statements of Operations.

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

As a result of our application of fresh start accounting, as of December 31, 2010, the 2018 Notes were recorded at their fair value, which resulted in a premium, which is being amortized to interest expense using the effective interest method over the term of the notes, resulting in an effective interest rate of 9.1% as of December 31, 2012.

In connection with the issuance of the notes, during 2010, we incurred fees of $27 million, which were written off to “Reorganization items, net” in our Consolidated Statements of Operations as a result of the application of fresh start accounting.

The fair value of the 2018 Notes was $576 million and $649 million as of December 31, 2012 and 2011, respectively. The fair value was determined by reference to quoted market prices (Level 1).

ABL Credit Facility

In connection with our emergence from the Creditor Protection Proceedings in 2010, we and three of our post-emergence wholly-owned subsidiaries, AbiBow US Inc., which has been renamed Resolute FP US Inc., and AbiBow Recycling LLC (collectively, the “U.S. Borrowers”) and AbiBow Canada Inc., which has been renamed Resolute FP Canada Inc. (the “Canadian Borrower” and, together with the U.S. Borrowers, the “Borrowers”), entered into a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) with a syndicate of lenders.

The ABL Credit Facility, as amended, matures on October 28, 2016 and provides for an asset-based, revolving credit facility with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability, including a $60 million swingline sub-facility and a $200 million letter of credit sub-facility. The ABL Credit Facility includes a $400 million tranche available to the Borrowers and a $200 million tranche available solely to the U.S. Borrowers, in each case subject to the borrowing

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

base availability of those Borrowers. The ABL Credit Facility also provides for an uncommitted incremental loan facility of up to $100 million, subject to certain terms and conditions set forth in the ABL Credit Facility.

Revolving loan (and letter of credit) availability under the ABL Credit Facility is subject to a borrowing base, which at any time is equal to: (a) for U.S. Borrowers, the sum of (i) 85% of eligible accounts receivable of the U.S. Borrowers plus (ii) the lesser of 65% of eligible inventory of the U.S. Borrowers or 85% of the net orderly liquidation value of eligible inventory of the U.S. Borrowers, minus certain reserves and (b) for the Canadian Borrower, the sum of (i) 85% of eligible accounts receivable of the Canadian Borrower plus (ii) the lesser of 65% of eligible inventory of the Canadian Borrower or 85% of the net orderly liquidation value of eligible inventory of the Canadian Borrower, minus certain reserves.

The obligations of the U.S. Borrowers under the ABL Credit Facility are guaranteed by each of the other U.S. Borrowers and certain of our material U.S. subsidiaries (the “U.S. Guarantors”), and secured by first priority liens on and security interests in accounts receivable, inventory and related assets of the U.S. Borrowers and the U.S. Guarantors and second priority liens on and security interests in all of the collateral of the U.S. Borrowers and the U.S. Guarantors pledged to secure the 2018 Notes, as described above. The obligations of the Canadian Borrower under the ABL Credit Facility are guaranteed by each of the other Borrowers, the U.S. Guarantors and certain of our material Canadian subsidiaries (the “Canadian Guarantors” and, together with the U.S. Guarantors, the “Guarantors”), and are secured by first priority liens on and security interests in accounts receivable, inventory and related assets of the Borrowers and the Guarantors and second priority liens on and security interests in all of the collateral of the U.S. Borrowers and the U.S. Guarantors pledged to secure the 2018 Notes.

Borrowings under the ABL Credit Facility bear interest at a rate equal to, at the Borrower’s option, the base rate, the Canadian prime rate or the Eurodollar rate, in each case plus an applicable margin. The base rate under the ABL Credit Facility equals the greater of: (i) a specified base rate, (ii) the Federal Funds rate plus 0.5%, (iii) a specified rate for certificates of deposit having a term of three months plus 0.5% or (iv) the Eurodollar rate for a one month interest period plus 1.0%. The interest rate margin applicable to borrowings under the ABL Credit Facility, as amended, is 1.75% – 2.25% per annum with respect to Eurodollar rate and bankers’ acceptance rate borrowings and 0.75% – 1.25% per annum with respect to base rate and Canadian prime rate borrowings, in each case depending on excess availability under the ABL Credit Facility. The applicable margin is subject, in each case, to monthly pricing adjustments based on the average monthly excess availability under the ABL Credit Facility.

In addition to paying interest on the outstanding borrowings under the ABL Credit Facility, the Borrowers are required to pay a fee in respect of unutilized commitments. The unutilized commitment fee payable by the Borrowers under the ABL Credit Facility, as amended, is 0.375% – 0.50% per annum, subject to monthly pricing adjustments based on the unutilized commitment of the ABL Credit Facility. The Borrowers must also pay a fee on outstanding letters of credit under the ABL Credit Facility at a rate equal to the applicable margin in respect of Eurodollar borrowings, plus a facing fee as agreed to in writing from time to time, and certain administrative fees.

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

The ABL Credit Facility contains customary covenants for asset-based credit agreements of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence and repayment of indebtedness; (iii) restrictions on the existence or incurrence of liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on transactions with affiliates; (viii) restrictions on amendments or modifications to the Canadian pension and benefit plans and (ix) restrictions on modifications to material indebtedness. Additionally, a minimum consolidated fixed charge coverage ratio of 1.0:1.0 is required if at any time excess availability falls below the greater of: (i) $60 million and (ii) 12.5% of the lesser of (A) the total commitments and (B) the borrowing base then in effect. An amendment to the ABL Credit Facility in 2011 eased certain other covenants, including covenants restricting our ability to: (i) prepay certain indebtedness, (ii) consummate permitted acquisitions and (iii) make certain restricted payments. Subject to customary grace periods and notice requirements, the ABL Credit Facility also contains customary events of default.

As of December 31, 2012, the Borrowers had no borrowings and $54 million of letters of credit outstanding under the ABL Credit Facility. As of December 31, 2012, we had $519 million of availability under the ABL Credit Facility, which was comprised of $259 million for the U.S. Borrowers and $260 million for the Canadian Borrower.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

In accordance with its stated purpose, the proceeds of the ABL Credit Facility were used to fund amounts payable under the Plans of Reorganization and can be used by us for, among other things, working capital, capital expenditures, permitted acquisitions and other general corporate purposes. Upon receipt of the NAFTA settlement amount (see Note 4, “Creditor Protection Proceedings – Reorganization items, net”), we repaid the $100 million we had borrowed on the Emergence Date under the ABL Credit Facility.

As consideration for amending the ABL Credit Facility in 2011 and entering into the ABL Credit Facility in 2010, during 2011 and 2010, we incurred fees of $3 million and $19 million, respectively, which were recorded as deferred financing costs in “Other assets” in our Consolidated Balance Sheets and are being amortized to interest expense over the term of the facility.

Other debt

As discussed in Note 3, “Acquisition of Fibrek Inc.,” we assumed Fibrek’s outstanding indebtedness on the acquisition date. As of December 31, 2012, Fibrek’s term loan and credit facility, totaling $112 million of principal, were repaid in full, plus accrued and unpaid interest, and the related agreements were cancelled and terminated.

PSIF – Investissement Quebec

On February 23, 2007, Fibrek obtained a Cdn$6 million interest-free loan granted by Investissement Quebec through the Soutien à l’industrie forestière program (“PSIF”) to support investments made in the forest products industry. The loan is payable in monthly installments over a maximum of four years starting December 31, 2010. Under the loan agreement, Fibrek must comply with certain restrictive covenants, including the requirement to meet certain financial ratios. As of December 31, 2012, the fair value of the loan approximated its carrying value of $3 million. The fair value was determined by discounting the cash flows using a current interest rate (4.6%) for financial instruments with similar characteristics and maturities (Level 3).

Capital lease obligation

We have a capital lease obligation for a warehouse, which can be renewed for 20 years at our option. Minimal payments are determined by an escalatory price clause.

Promissory note

On January 14, 2011, we acquired the noncontrolling interest in Augusta Newsprint Company (“ANC”), which operates our newsprint mill in Augusta, Georgia, and ANC became a wholly-owned subsidiary. As part of the consideration for the transaction, ANC paid cash of $15 million and issued a secured promissory note in the principal amount of $90 million. The acquisition of the noncontrolling interest in ANC was accounted for as an equity transaction. On June 30, 2011, the note, including accrued interest, was repaid with cash in full.

Assets pledged as collateral

The carrying value of assets pledged as collateral for our total debt obligations was approximately $3.8 billion as of December 31, 2012.

Creditor Protection Proceedings

In connection with the implementation of the Plans of Reorganization, proceeds from the issuance of the 2018 Notes of $850 million, borrowings under the ABL Credit Facility of $100 million, together with cash and cash equivalents at emergence, were used to pay: (i) all amounts outstanding, including accrued interest, under our secured pre-petition debt obligations and debtor in possession financing agreements; (ii) all outstanding secured borrowings under our former accounts receivable securitization program; (iii) administrative expense claims and priority claims; (iv) other secured and convenience claims; (v) financing costs related to the 2018 Notes and the ABL Credit Facility and (vi) other payments required upon emergence.

Holders of allowed debt claims relating to the Debtors’ pre-petition unsecured indebtedness were allocated shares of the Successor Company’s common stock on account of their claims and all obligations of the Debtors thereunder were discharged. The agreements governing all of our pre-petition debt obligations, debtor in possession financing arrangements and former accounts receivable securitization program, including all other related agreements, supplements, amendments and arrangements, as applicable, were canceled and terminated.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

In accordance with FASB ASC 852, during the Creditor Protection Proceedings, we recorded interest expense on our pre-petition debt obligations only to the extent that: (i) interest would be paid during the Creditor Protection Proceedings or (ii) it was probable that interest would be an allowed priority, secured or unsecured claim. As such, during the Creditor Protection Proceedings, we continued to accrue interest on the Debtors’ pre-petition secured debt obligations and, until the third quarter of 2010, the CCAA filers’ pre-petition unsecured debt obligations. See Note 4, “Creditor Protection Proceedings – Reorganization items, net,” for a discussion of the reversal of post-petition accrued interest on the CCAA filers’ pre-petition unsecured debt obligations. Contractual interest expense was $714 million in 2010.

Note 18. Pension and Other Postretirement Benefit Plans

We have multiple contributory and non-contributory defined benefit pension plans covering a significant portion of our U.S. and Canadian employees. We also sponsor a number of OPEB benefit plans (e.g., defined benefit health care and life insurance plans) for retirees at certain locations. Benefits are based on years of service and, depending on the plan, average compensation earned by employees either during their last years of employment or over their careers. Our plan assets and cash contributions to the plans have been sufficient to provide pension benefits to participants and meet the funding requirements of ERISA in the United States and, prior to the CCAA proceedings, applicable pension benefits legislation in Canada. In connection with the CCAA proceedings, on May 8, 2009, the Canadian Court approved a reduction in the cash contributions required for our Canadian pension plans. As a result, subsequent to that date and through the Emergence Date, the cash contributions we made to our Canadian pension plans were sufficient to meet the funding requirements for current service costs, but not for prior service costs. Suspended contributions for past service costs associated with our Canadian pension plans were estimated to be approximately $159 million on an annual basis. Prior to our emergence from the Creditor Protection Proceedings, we entered into agreements with the provinces of Quebec and Ontario relating in part to funding relief in respect of the material aggregate solvency deficits in our registered pension plans in these provinces, as further discussed below under “Canadian pension funding.”

In addition to the previously described plans, we have a number of defined contribution plans covering substantially all of our U.S. employees and a significant portion of our Canadian employees. Under the U.S. defined contribution plans, employees are allowed to contribute to these plans and we make matching contributions. Effective April 1, 2009, the matching contribution was suspended for non-union employees but was reinstated effective January 1, 2011. In addition, under the U.S. defined contribution plans, most non-union employees also receive an automatic company contribution, regardless of the employee’s contribution. The amount of the automatic company contribution is a percentage of the employee’s pay, determined based on age and years of service. The Canadian registered defined contribution plans provide for mandatory contributions by employees and by us, as well as opportunities for employees to make additional optional contributions and receive, in some cases, matching contributions on those optional amounts. Our expense for the defined contribution plans totaled $21 million in 2012, $22 million in 2011 and $12 million in 2010.

Certain of the above plans are covered under collective bargaining agreements.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

The following tables include both our foreign (Canada and South Korea) and domestic (U.S.) plans. The assumptions used to measure the obligations of each of our foreign and domestic plans are not significantly different from each other, with the exception of the health care trend rates, which are presented below.

The changes in our pension and OPEB benefit obligations and plan assets for the years ended December 31, 2012 and 2011 and the funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets as of December 31, 2012 and 2011 were as follows:

	Successor
	Pension Plans		OPEB Plans
(In millions)	2012	2011	2012	2011
Change in benefit obligations:
Benefit obligations as of beginning of year	$6,411	$6,302	$404	$408
Service cost	36	35	3	3
Interest cost	312	335	20	22
Actuarial loss (gain)	488	397	13	(6)
Participant contributions	15	17	5	5
Plan amendments	(30)	1	–	–
Curtailments and settlements	(51)	(66)	–	4
Acquisition	133	–	3	–
Divestiture	(239)	–	(4)	–
Benefits paid	(506)	(502)	(25)	(29)
Effect of foreign currency exchange rate changes	155	(108)	5	(3)
Benefit obligations as of end of year	6,724	6,411	424	404

Change in plan assets:
Fair value of plan assets as of beginning of year	5,259	5,422	–	–
Actual return on plan assets	348	294	–	–
Employer contributions	103	196	20	24
Participant contributions	15	17	5	5
Settlements	(62)	(71)	–	–
Acquisition	97	–	–	–
Divestiture	(209)	–	–	–
Benefits paid	(506)	(502)	(25)	(29)
Effect of foreign currency exchange rate changes	130	(97)	–	–
Fair value of plan assets as of end of year	5,175	5,259	–	–
Funded status as of end of year	$(1,549)	$(1,152)	$(424)	$(404)

Amounts recognized in our Consolidated Balance Sheets consisted of:
Other assets	$3	$2	$–	$–
Accounts payable and accrued liabilities	(4)	(9)	(26)	(25)
Pension and OPEB benefit obligations	(1,548)	(1,145)	(398)	(379)
Net obligations recognized	$(1,549)	$(1,152)	$(424)	$(404)

The sum of the benefit obligations and the sum of the fair value of plan assets for pension plans with benefit obligations in excess of plan assets were $6,633 million and $5,078 million, respectively, as of December 31, 2012, and were $6,351 million and $5,197 million, respectively, as of December 31, 2011. The sum of the accumulated benefit obligations and the sum of the fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $6,546 million and $5,078 million, respectively, as of December 31, 2012, and were $6,288 million and $5,197 million, respectively, as of December 31, 2011. The total accumulated benefit obligations for all pension plans were $6,639 million and $6,348 million as of December 31, 2012 and 2011, respectively.

In 2012, following the renewal of the 2009 collective agreements in our Canadian pulp and paper mills, we cancelled 2011 and 2013 ad hoc indexations as part of the emergence from the Creditor Protection Proceedings. This plan amendment resulted in a prior service credit of $30 million. The reduction in benefit obligation was reflected in the year-end obligation and the prior service credit will be amortized over the expected average remaining service lifetime of the respective plans beginning in 2013.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

The components of net periodic benefit cost relating to our pension and OPEB plans for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Pension Plans			OPEB Plans
	Successor		Predecessor	Successor		Predecessor
(In millions)	2012	2011	2010	2012	2011	2010
Service cost	$36	$35	$41	$3	$3	$4
Interest cost	312	335	350	20	22	23
Expected return on plan assets	(340)	(351)	(365)	–	–	–
Amortization of prior service cost (credit)	–	2	3	–	–	(7)
Amortization of net actuarial loss	–	–	4	–	–	3
Curtailments and settlements	21	5	(19)	–	3	–
	$29	$26	$14	$23	$28	$23

A detail of amounts included in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets can be found in Note 9, “Accumulated Other Comprehensive Loss.” We estimate that $22 million of net actuarial losses will be amortized from accumulated other comprehensive loss into our Consolidated Statements of Operations in 2013.

The following is a summary of the special events that impacted our net periodic benefit costs as a curtailment or settlement for the years ended December 31, 2012, 2011 and 2010:

	Pension Plans			OPEB Plans
	Successor		Predecessor	Successor		Predecessor
(In millions)	2012	2011	2010	2012	2011	2010
Settlements resulting from lump-sum payouts or plan liquidations and wind-ups	$10	$3	$1	$–	$–	$–
Curtailments and settlements resulting from the closure of mills or paper machines and other mill restructurings	11	2	4	–	3	–
Curtailments and settlements that arose upon our emergence from the Creditor Protection Proceedings	–	–	(24)	–	–	–
	$21	$5	$(19)	$–	$3	$–

In 2012, we recorded charges for curtailments and settlements primarily related to the indefinite idling of part of our Mersey operations (eliminating 176 positions), a workforce reduction at our Baie-Comeau paper mill (eliminating 90 positions) and the lump-sum payments for the vested terminated employees in certain of our U.S. pension plans. The cost of these curtailments and settlements was included in “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations for the year ended December 31, 2012.

In 2011, we ceased paperboard production at our Coosa Pines paper mill (eliminating 137 positions), reduced the workforce at our Mersey operations (eliminating 97 positions), permanently closed a paper machine at our Kenogami paper mill (eliminating 130 positions) and liquidated, either partially or fully, two of our pension plans. The cost of these curtailments and settlements was included in “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations for the year ended December 31, 2011.

In 2010, we indefinitely idled (and subsequently closed) our Gatineau paper mill, which impacted approximately 330 employees. In addition, effective upon our emergence from the Creditor Protection Proceedings, the following changes were made to our pension plans:

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

RESOLUTE FOREST PRODUCTS INC.

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

Assumptions used to determine benefit obligations and net periodic benefit cost

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Pension Plans			OPEB Plans
	2012	2011	2010	2012	2011	2010
Benefit obligations:
Discount rate	4.3%	4.9%	5.5%	4.2%	4.9%	5.6%
Rate of compensation increase	2.5%	1.2%	0.9%	–	–	–
Net periodic benefit cost:
Discount rate	4.9%	5.5%	6.4%	4.9%	5.6%	6.3%
Expected return on assets	6.5%	6.6%	6.8%	–	–	–
Rate of compensation increase	1.2%	0.9%	2.3%	–	–	–

The discount rate for our domestic and foreign plans was determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans. The discount rate reflects the single rate that produces the same discounted values as the value of the theoretical bond portfolio. In determining the expected return on assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In determining the rate of compensation increase, we reviewed historical salary increases and promotions, while considering current industry conditions, the terms of collective bargaining agreements with our employees and the outlook for our industry.

The assumed health care cost trend rates used to determine the benefit obligations for our domestic and foreign OPEB plans as of December 31, 2012 and 2011 were as follows:

	2012		2011
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Health care cost trend rate assumed for next year	7.0%	4.4%	7.1%	4.4%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	2.9%	4.5%	2.9%
Year that the rate reaches the ultimate trend rate	2028	2031	2028	2031

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

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Variations in this health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have had the following impact on our 2012 OPEB obligation and costs for our domestic and foreign plans:

	1% Increase				1% Decrease
(Dollars in millions)	Domestic Plans		Foreign Plans		Domestic Plans		Foreign Plans
Benefit obligation	$43	17%	$9	5%	$(34)	(14)%	$(8)	(5)%
Service and interest costs	$3	20%	$–	5%	$(2)	(16)%	$–	(4)%

Fair value of plan assets

The fair value of plan assets held by our pension plans as of December 31, 2012 was as follows:

	Successor
(In millions)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$642	$632	$10	$–
Non-U.S. companies	847	571	276	–
Debt securities:
Corporate and government securities	3,019	242	2,777	–
Asset-backed securities	139	–	139	–
Bank loans/foreign annuities	41	–	–	41
Real estate	51	–	5	46
Cash and cash equivalents	398	398	–	–
Accrued interest and dividends	38	–	38	–
	$5,175	$1,843	$3,245	$87

The fair value of plan assets held by our pension plans as of December 31, 2011 was as follows:

	Successor
(In millions)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$760	$760	$–	$–
Non-U.S. companies	911	651	260	–
Debt securities:
Corporate and government securities	3,031	99	2,932	–
Asset-backed securities	165	–	165	–
Bank loans/foreign annuities	44	–	–	44
Real estate	39	–	–	39
Cash and cash equivalents	271	271	–	–
Accrued interest and dividends	38	–	38	–
	$5,259	$1,781	$3,395	$83

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

Debt securities primarily include corporate bonds of U.S. and Canadian companies from diversified industries, bonds and treasuries issued by the U.S. government and the Canadian federal and provincial governments, asset-backed securities and commingled fixed income funds invested in these same types of securities. The fair value of the debt securities is determined based on quoted market prices (Level 1), market-corroborated inputs such as matrix prices, yield curves and indices (Level 2), the net asset values per share that are derived from the accumulated fair values of the debt securities within the commingled funds (Level 2) or specialized pricing sources that utilize consensus-based contributed prices and spreads (Level 3). Bank loan investments are primarily located in the U.S. The fair value of bank loans is determined based on the mid-point of the bid and ask price points (Level 3).

RESOLUTE FOREST PRODUCTS INC.

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

The changes in Level 3 pension plan assets for the years ended December 31, 2012 and 2011 were as follows:

(In millions)	Bank Loans/ Foreign Annuities	Real Estate	Total
Balance as of December 31, 2010 (Successor)	$44	$42	$86
Unrealized gains relating to assets held as of December 31, 2011	–	5	5
Realized losses	–	(1)	(1)
Purchases	41	–	41
Sales	(40)	(6)	(46)
Effect of foreign currency exchange rate changes	(1)	(1)	(2)
Balance as of December 31, 2011 (Successor)	44	39	83
Unrealized gains relating to assets held as of December 31, 2012	–	7	7
Realized gains	1	–	1
Purchases	54	–	54
Sales	(57)	–	(57)
Effect of foreign currency exchange rate changes	(1)	–	(1)
Balance as of December 31, 2012 (Successor)	$41	$46	$87

Long-term strategy and objective

Our investment strategy and objective is to maximize the long-term rate of return on our plan assets within an acceptable level of risk in order to meet our current and future obligations to pay benefits to qualifying employees and their beneficiaries while minimizing and stabilizing pension benefit costs and contributions. One way we accomplish this objective is to diversify our plan investments. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, experienced third-party investment management firms with complementary investment styles and philosophies to implement these allocations. Risk is further managed by reviewing our investment policies at least annually and monitoring our fund managers at least quarterly for compliance with mandates and performance measures. A series of permitted and prohibited investments are listed in our respective investment policies, which are provided to our fund managers. The use of derivative financial instruments for speculative purposes and investments in the equity or debt securities of Resolute Forest Products are both prohibited.

We have established a target asset allocation and an allowable range from such target asset allocation for our plans based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical returns, prospective capital market returns, forecasted benefit payments and the forecasted timing of those payments. The targeted asset allocation of the plan assets is designed to hedge the change in the pension liabilities resulting from fluctuations in the discount rate by investing in debt and other securities, while also generating excess returns required to reduce the unfunded pension deficit by investing in equity securities with higher potential returns. The targeted asset allocation of the plan assets is 50% equity securities, with an allowable range of 30% to 60%, and 50% debt and other securities, with an allowable range of 40% to 70%, including up to 3% in short-term instruments required for near-term liquidity needs. Approximately 60% of the equity securities are targeted to be invested in the U.S. and Canada, with the balance in other developed and emerging countries. Substantially all of the debt securities are targeted to be invested in the U.S. and Canada. The asset allocation for each plan is reviewed periodically and rebalanced toward the targeted asset mix when the fair value of the investments within an asset class falls outside the predetermined range.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Expected benefit payments and future contributions

The following benefit payments are expected to be paid from the plans’ net assets. The OPEB plans’ benefit payments have been reduced by expected Medicare subsidy receipts associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

(In millions)	Pension Plans	OPEB Plans	Expected Subsidy Receipts
2013	$425	$25	$2
2014	427	25	2
2015	430	25	2
2016	432	25	3
2017	432	25	3
2018 – 2022	2,128	133	17

We estimate our 2013 contributions (excluding contributions to our defined contribution plans) to be approximately $105 million to our pension plans and approximately $25 million to our OPEB plans.

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

We have analyzed this legislation to determine the impact of the required plan standard changes on our employee healthcare plans and the effect of the excise tax on high cost healthcare plans and the resulting costs and such impact, for those changes that are currently estimable, was not material to our results of operations. We have reflected the impact of the PPACA in our benefit obligations as of December 31, 2012 and 2011.

Moving Ahead for Progress in the 21st Century Act

In July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law, offering optional short-term funding relief for domestic pension plan sponsors. The discount-rate stabilization provision in MAP-21 limits the discount rates applicable in determining funding requirements to rates within a 10% corridor of a 25-year average. The 10% corridor will widen to 15% in 2013, 20% in 2014, 25% in 2015 and 30% for the years after 2015. This enactment provides relief in the form of reduced minimum required contributions. In 2012, we benefited from this funding relief and as a result, our required contributions were reduced by $9 million for our domestic plans.

Canadian pension funding

Funding relief regulations

As a pre-condition to our emergence from the creditor protection proceedings, we entered into agreements with the provinces of Quebec and Ontario to establish parameters concerning the funding of the aggregate solvency deficits in our material Canadian registered pension plans, which we refer to as the “affected plans,” until 2020. These plans represented approximately 70% of our unfunded pension obligations as of December 31, 2012. In exchange for certain undertakings, the provinces confirmed their intention to adopt regulations specific to us, which we refer to as the “funding relief regulations,” to implement those parameters in respect of the affected plans.

The funding relief regulations provide, among other things, that our aggregate annual contribution in respect of the solvency deficits in the affected plans for each year from 2011 through 2020 are limited to the following: (i) a Cdn$50 million basic contribution; (ii) beginning in 2013, if the plans’ aggregate solvency ratio falls below a specified target for a year, an additional contribution equal to 15% of free cash flow (calculated as per the funding relief regulations) up to Cdn$15 million per year and (iii) beginning in 2016, if the amount payable for benefits in a year exceeds a specified threshold and the plans’ aggregate solvency ratio is more than 2% below the target for that year, a supplementary contribution equal to such excess (such supplementary contribution being capped at Cdn$25 million on the first occurrence only of such an excess). Should a plan move into a surplus during the 2011 – 2020 period, it will cease to be subject to this funding relief. After 2020, the funding rules in place at the time will apply to any remaining deficit.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

As adopted in mid-2011, the regulations also provide that corrective measures would be required if the aggregate solvency ratio in the affected plans fell below a prescribed level under the targets specified by the regulations as of December 31 in any year through 2014. Such measures may include additional funding over five years to attain the target solvency ratio prescribed in the regulations.

In addition, our principal Canadian operating subsidiary has undertaken in those agreements, among other things, to:

—	not pay a dividend at any time when the weighted average solvency ratio of its pension plans in Quebec or Ontario is less than 80%;

—	abide by the compensation plan detailed in the Plans of Reorganization with respect to salaries, bonuses and severance;

—	direct at least 60% of the maintenance and value-creation investments earmarked for our Canadian pulp and paper operations to projects in Quebec and at least 30% to projects in Ontario;

—	invest a minimum of Cdn$50 million over a two to three year construction period for a new condensing turbine at our Thunder Bay facility, subject to certain conditions;

—	invest at least Cdn$75 million in strategic projects in Quebec over a five-year period;

—	maintain our head office and the current related functions in Quebec;

—

make an additional solvency deficit reduction contribution to its pension plans of Cdn$75, payable over four years, for each metric ton of capacity reduced in Quebec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months;

—	create a diversification fund by contributing Cdn$2 million per year for five years for the benefit of the municipalities and workers in our Quebec operating regions;

—	pay an aggregate of Cdn$5 million over five years to be used for such environmental remediation purposes instructed by the province of Ontario; and

—	maintain and renew certain financial assurances with the province of Ontario in respect of certain properties in the province.

Solvency deficit

The aggregate solvency ratio calculation is based on a number of factors and assumptions, including the accrued benefits to be provided by the plans, interest rate levels, membership data and demographic experience. The assumptions used in the solvency calculation are materially different from the assumptions used to arrive at the pension and OPEB benefit obligations for purposes of our consolidated financial statements.

Under Canadian actuarial rules for solvency determinations, the liabilities are calculated on the assumption that the plans are terminated at the measurement date (each December 31 for the affected plans), and the liabilities are discounted primarily using a prescribed annuity purchase rate, which is that day’s spot interest rate on government securities in Canada plus a prescribed margin. By contrast, for purposes of our consolidated financial statements, the discount rate is determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans.

As of December 31, 2011, the applicable annuity purchase rate for solvency purposes was 3.3%, compared to a discount rate of 4.9% for accounting purposes. That annuity purchase rate was 1.2% lower than the annuity purchase rate as of December 31, 2010, twice the 0.6% reduction to the discount rate applicable for accounting purposes in that same period.

As of December 31, 2012, a 1% change in discount rates would result in an approximate Cdn$500 million ($504 million, based on the exchange rate in effect on December 31, 2012) change in the solvency deficit.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Corrective measures

As of December 31, 2011, the aggregate solvency ratio in the affected plans was below the minimum solvency level prescribed in the regulations. Accordingly, the regulations require that we propose, by March 2013, corrective measures designed to attain the target solvency ratio prescribed in the regulations within five years. The difference between the solvency status as of December 31, 2011, and the target specified under the funding relief regulations represents the portion of the solvency deficit that is subject to corrective measures; it amounted to approximately Cdn$500 million as of December 31, 2011 ($504 million, based on the exchange rate in effect on December 31, 2012).

We continue to work with other plan stakeholders, including employees, retirees, unions, the provincial governments of Quebec and Ontario and the related pension regulators to address these corrective measures. With interest rates currently near historic lows, we will work to develop corrective measures that balance the need to meet our undertakings to retirees, but also provide us the funding predictability we need to manage our business. At this time, we do not expect that we will contribute funds to the affected plans in respect of the corrective measures unless we reach an outcome that is consistent with what we believe was the objective of the funding relief measures, or we are compelled to do so.

In light of continued low yields on government securities in Canada, and a 0.2% reduction in the prescribed margin to determine the annuity purchase rate under Canadian actuarial rules, when we file the actuarial report in respect of the affected plans in the second quarter of 2013, we expect that the aggregate solvency ratio as of December 31, 2012, will likely have further decreased from the level at December 31, 2011. At this time, we cannot estimate the supplemental contributions, if any, that may be made or required in future years in respect of the corrective measures, but they could be material.

Partial wind-ups

On June 12, 2012, we filed a motion for directives with the Canadian Court seeking an order to prevent pension regulators in each of Quebec, New Brunswick and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the Creditor Protection Proceedings. These plans are subject to the funding relief regulations and we contend, among other things, that any such declaration, if issued, would be inconsistent with the Canadian Court’s sanction order confirming the Plan of Reorganization and the terms of our emergence from the Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could exceed $150 million, would have to be funded if we do not obtain the relief sought. The pension regulators filed contestations to our motion in August 2012.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Note 19. Income Taxes

(Loss) income before income taxes by taxing jurisdiction for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Successor		Predecessor
(In millions)	2012	2011	2010
United States	$(34)	$25	$(1,039)
Foreign	(40)	30	2,208
	$(74)	$55	$1,169

The income tax benefit (provision) for the years ended December 31, 2012, 2011 and 2010 was comprised of the following:

	Successor		Predecessor
(In millions)	2012	2011	2010
U.S. Federal and State:
Current	$(2)	$–	$–
Deferred	17	(21)	470
	15	(21)	470
Foreign:
Current	5	(4)	–
Deferred	18	9	1,136
	23	5	1,136
Total:
Current	3	(4)	–
Deferred	35	(12)	1,606
	$38	$(16)	$1,606

The income tax benefit (provision) attributable to (loss) income before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the years ended December 31, 2012, 2011 and 2010 as a result of the following:

	Successor		Predecessor
(In millions)	2012	2011	2010
(Loss) income before income taxes	$(74)	$55	$1,169

Income tax benefit (provision):
Expected income tax benefit (provision)	26	(19)	(409)
Changes resulting from:
Valuation allowance (1)	(25)	(15)	1,166
Plans of Reorganization	–	–	1,043
Reorganization-related and other tax adjustments (2)	13	(38)	–
Adjustment for unrecognized tax benefits (3)	5	63	–
Foreign exchange	10	(9)	9
Research and development tax incentives	8	–	–
State income taxes, net of federal income tax benefit	1	(1)	2
Foreign tax rate differences	–	2	(72)
Subpart F income (4)	–	–	(107)
Other, net	–	1	(26)
	$38	$(16)	$1,606

(1)

In 2012, the increase in the valuation allowance primarily related to costs associated with the indefinite idling of our Mersey operations prior to the sale, where we did not recognize tax benefits, as well as an increase in the valuation allowance for certain benefits in Canada and the U.S. expected to expire unused. Partially offsetting these increases was a release of valuation allowance related to the U.S. Fibrek operations, following an internal reorganization where the U.S. Fibrek group joined our U.S. consolidated group. In 2011, the increase in the valuation allowance related to certain U.S. State ordinary loss carryforwards, as

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

well as tax benefits for our Mersey operations and our Mokpo paper mill where we do not recognize deferred income tax assets. In 2010, the benefit primarily related to the reversal of our valuation allowance following emergence from the Creditor Protection Proceedings. See “Deferred income taxes” section below for a further discussion of the valuation allowance.

(2)

During 2012 and 2011, we recorded reorganization-related and other tax adjustments, which represented adjustments to our previously-reported tax balance sheet accounts. We did not adjust any prior period reported amounts, as we do not believe that these adjustments are material to our previously-issued financial statements.

(3)

During 2012 and 2011, we recorded benefits for previously unrecognized tax benefits related to uncertain tax positions pursuant to FASB ASC 740, “Income Taxes,” as effectively settled upon completion of certain tax authority examinations.

(4)	During 2010, we recognized U.S. Sub-Part F taxable income from the 2009 sale of our investment in MPCo.

Deferred income taxes

We assess whether it is more likely than not that the deferred income tax assets will be realized, based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results and prudent and feasible tax planning strategies. The carrying value of our deferred income tax assets (tax benefits expected to be realized in the future) reflects our expected ability to generate sufficient future taxable income in certain tax jurisdictions to utilize these deferred income tax benefits.

In 2010, 2011 and 2012, we evaluated the need for a valuation allowance against our net deferred income tax assets and concluded that we expect to generate sufficient taxable income in the future to realize most of the deferred income tax assets and accordingly, determined that a valuation allowance was only needed against certain deferred income tax assets. In making this determination, we focused primarily on a post-reorganization outlook, which reflected a new capital structure, new contractual arrangements and a new asset structure with new values under the application of fresh start accounting as of December 31, 2010. The weight of positive evidence, which included our expected future performance, resulted in the conclusion by management that upon emergence from the Creditor Protection Proceedings in 2010, valuation allowances were not required for most of our deferred income tax assets. Therefore, the majority of the valuation allowances were reversed as part of the implementation of the Plans of Reorganization and the application of fresh start accounting. Our results and expected future performance continue to support the recoverability of most of the deferred income tax assets.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Deferred income taxes as of December 31, 2012 and 2011 were comprised of the following:

	Successor
(In millions)	2012	2011
Fixed assets	$(262)	$(259)
Deferred gains	(40)	(40)
Other liabilities	(118)	(91)
Deferred income tax liabilities	(420)	(390)
Fixed assets	593	500
Pension and OPEB benefit plans	587	473
Ordinary loss carryforwards	816	716
Capital loss carryforwards	444	447
Research and development expense pool	254	265
Tax credit carryforwards	159	167
Other assets	173	169
Deferred income tax assets	3,026	2,737
Valuation allowance	(623)	(564)
Net deferred income tax assets	$1,983	$1,783

Amounts recognized in our Consolidated Balance Sheets consisted of:
Deferred income tax assets – current	$56	$109
Deferred income tax assets – noncurrent	2,002	1,749
Deferred income tax liabilities – noncurrent	(75)	(75)
Net deferred income tax assets	$1,983	$1,783

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

The balance of tax attributes and their dates of expiration as of December 31, 2012 were as follows:

	Successor
(In millions)	Related Deferred Income Tax Asset	Related Valuation Allowance	Year of Expiration
Ordinary loss carryforwards:
U.S. Federal ordinary loss carryforwards of $1,647	$576	$–	2021 – 2032
U.S. State ordinary loss carryforwards of $1,890	71	(53)	2013 – 2032
Canadian Federal and provincial (excluding Quebec) ordinary loss carryforwards of $547	92	(31)	2014 – 2032
Quebec ordinary loss carryforwards of $571	55	(24)	2014 – 2032
Other ordinary loss carryforwards	22	(22)	2013 – 2022

	$816	$(130)
Capital loss carryforwards:
U.S. capital loss carryforwards of $1,258	$440	$(440)	2014
Canadian capital loss carryforwards of $13	4	(4)	Indefinite

	$444	$(444)
Research and development expense pool:
Canadian Federal and provincial (excluding Quebec) research and development expense pool of $824	$148	$–	Indefinite
Quebec research and development expense pool of $1,265	106	–	Indefinite

	$254	$–
Tax credit carryforwards:
Canadian research and development tax credit carryforwards	$123	$–	2016 – 2032
Other Canadian tax credit carryforwards	27	(24)	2013
U.S State tax credit carryforwards	9	(3)	2013 – 2026

	$159	$(27)
Valuation allowance related to other deferred income tax assets		$(22)

		$(623)

Our U.S federal net operating loss carryforwards are subject to the U.S. Internal Revenue Code of 1986, as amended § 382 (“IRC § 382”) limitation, resulting primarily from an ownership change that occurred on the Emergence Date. We do not expect that IRC § 382 will limit the utilization of our available U.S federal net operating loss carryforwards prior to their expiration.

We consider our foreign earnings to be permanently invested. Accordingly, we do not currently provide for the additional United States and foreign income taxes that would become payable upon remission of undistributed earnings of foreign subsidiaries. The cumulative undistributed earnings of such subsidiaries as of December 31, 2012 are not material. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.

As a result of the acquisition of the noncontrolling interest in ANC in 2011, we had established a deferred income tax liability of approximately $15 million. Since this acquisition was accounted for as an equity transaction, as discussed in Note 17, “Long-Term Debt,” the recording of this deferred income tax liability resulted in a reduction of “Additional paid-in capital” in our Consolidated Balance Sheet as of December 31, 2011.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Unrecognized tax benefits

The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended December 31, 2012 and 2011:

	Successor
(In millions)	2012	2011
Beginning of year	$109	$191
(Decrease) increase in unrecognized tax benefits resulting from:
Positions taken in a prior period	(16)	(100)
Positions taken in the current period	44	20
Settlements with taxing authorities	(55)	–
Change in Canadian foreign exchange rate	2	(2)
End of year	$84	$109

We recognize interest and penalties accrued related to unrecognized tax benefits as components of the income tax provision. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $84 million. During 2012 and 2011, we adjusted certain reserves for unrecognized tax benefits following the completion of examinations and settlements reached with various taxing authorities, as well as additional uncertain tax positions taken.

In the normal course of business, we are subject to audits from the federal, state, provincial and other tax authorities regarding various tax liabilities. The U.S. federal statute of limitations for 2009 and prior tax years effectively expired on the Emergence Date. In Canada, tax returns for 2008 and future years remain subject to examination by tax authorities.

We do not expect a significant change to the amount of unrecognized tax benefits over the next twelve months. However, any adjustments arising from examinations by taxing authorities may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions, and could differ from the amount accrued. We believe that taxes accrued in our Consolidated Balance Sheets fairly represent the amount of income taxes to be settled or realized in the future.

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

Subject to certain exceptions, all litigation against the Debtors that arose out of pre-petition conduct or acts was subject to the automatic stay provisions of Chapter 11 and the CCAA and the orders of the Courts rendered thereunder and subject to certain exceptions, any recovery by the plaintiffs in those matters was treated consistently with all other general unsecured claims in the Creditor Protection Proceedings, i.e., to the extent a disputed general unsecured claim becomes an accepted claim, the claimholder would be entitled to receive a ratable amount of Successor Company common stock from the reserve established on the Emergence Date for this purpose, as discussed in Note 4, “Creditor Protection Proceedings.” As a result, we believe that these matters will not have a material adverse effect on our results of operations or financial position.

Effective July 31, 2012, we completed the second step transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Canadian Court approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have reserved approximately Cdn$14 million ($14 million, based on the exchange rate in effect on December 31, 2012) for the eventual payment of those claims.

On June 12, 2012, we filed a motion for directives with the Canadian Court seeking an order to prevent pension regulators in each of Quebec, New Brunswick and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the Creditor Protection Proceedings. These plans are subject to the funding relief regulations described in Note 18, “Pension and Other Postretirement Benefit Plans - Canadian pension funding,” and we contend, among other things, that any such declaration, if issued, would be inconsistent with the Canadian Court’s sanction order confirming the Plan of Reorganization and the terms of our emergence from the Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could exceed $150 million, would have to be funded if we do not obtain the relief sought. The pension regulators filed contestations to our motion in August 2012.

On March 31, 2010, the Canadian Court dismissed a motion for declaratory judgment brought by the province of Newfoundland and Labrador, awarding costs in our favor, and thus confirmed our position that the five orders the province issued under section 99 of its Environmental Protection Act on November 12, 2009 were subject to the stay of proceedings and the application of the claims procedure order pursuant to the Creditor Protection Proceedings. The province of Newfoundland and Labrador’s orders could have required us to proceed immediately with the environmental remediation of various sites we formerly owned or operated, some of which the province expropriated in December 2008. The Quebec Court of Appeal denied the province’s request for leave to appeal on May 18, 2010 and the Supreme Court of Canada (the last level of appeal in Canada) denied the appeal of that decision on December 7, 2012.

BCFC was dismissed from the Creditor Protection Proceedings as part of a negotiated resolution to certain objections to the Plans of Reorganization, and it subsequently made an assignment for the benefit of its creditors under the Bankruptcy and Insolvency Act (Canada) (the “BIA”). BCFC appointed Green Hunt Wedlake Inc. (the “BCFC Trustee”) as its representative in the BIA filing, whose responsibilities were, among others, to prosecute BCFC’s claims (including a disputed claim in the Creditor Protection Proceedings in connection with the 7.95% notes due November 15, 2011 issued by BCFC (the “7.95% Notes”)) and distribute its property, if any. On September 21, 2012, in connection with the Creditor Protection Proceedings, Resolute FP US Inc. (formerly “AbiBow US Inc.” and Bowater Incorporated (“Bowater”)), entered into a settlement agreement with the BCFC Trustee, Wilmington Trust Company, as the successor indenture trustee with respect to the 7.95% Notes (the “Indenture Trustee”), and Avidity Partners, LLC, the Post-Effective Date Claims Agent under the confirmed Chapter 11 Plan of Reorganization. The settlement agreement resolved the claims against Bowater filed by the BCFC Trustee and the Indenture Trustee in the Creditor Protection Proceedings. We subsequently distributed approximately 15 million shares of common stock from the disputed claim share reserve to the BCFC Trustee and to the holders of allowed and accepted unsecured creditor claims entitled to additional distributions under the Plans of Reorganization. These distributions were not dilutive, as the shares in the reserve have been deemed outstanding since emergence. As a result of the BIA filing, the BCFC Trustee controls the entity and is responsible for prosecuting any remaining claim and distributing its property under the BIA.

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

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

As of December 31, 2012, we have recorded $4 million for environmental liabilities, which represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for environmental liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management. These liabilities are included in “Accounts payable and accrued liabilities” or “Other long-term liabilities” in our Consolidated Balance Sheets.

The activity in our environmental liabilities for the years ended December 31, 2012 and 2011 was as follows:

	Successor
(In millions)	2012	2011
Beginning of year	$6	$8
Additions	–	–
Payments	(2)	(1)
Reduction due to sale of mill	–	(1)
End of year	$4	$6

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

In connection with the sale of our investment in MPCo in December 2009, we provided certain undertakings and indemnities to Alcoa, including an indemnity for potential tax liabilities arising from the transaction. As discussed in Note 6, “Closure Costs, Impairment and Other Related Charges,” in 2010, we recorded a tax indemnification liability, which was paid from this reserve. We believe it is unlikely that we will be required to make additional material payments pursuant to our undertakings and indemnities and therefore have recorded no additional liability as of December 31, 2012. See Note 12, “Restricted Cash,” for additional information.

Note 21. Share Capital

Successor Company

Overview

We are authorized under our certificate of incorporation, which was amended and restated on the Emergence Date, to issue up to 200 million shares of capital stock, consisting of: (i) 190 million shares of common stock, par value $0.001 per share and (ii) 10 million shares of preferred stock, par value $0.001 per share.

Preferred stock

As of December 31, 2012 and 2011, no preferred shares were issued and outstanding.

Common stock

On the Emergence Date and pursuant to the Plans of Reorganization, we issued an aggregate of 97,134,954 shares of common stock and reserved 9,020,960 shares of common stock for future issuance under the 2010 LTIP. On December 17, 2010, 73,752,881 shares of common stock were distributed to the holders of unsecured claims as of the applicable distribution record date under the Plans of Reorganization on account of allowed unsecured creditor claims. During the years ended December 31, 2012 and 2011, an additional 15,702,418 and 3,662,508 shares, respectively, of common stock were distributed to the holders of unsecured claims from this reserve. As of December 31, 2012 and 2011, we held the remaining 4,017,147 and 19,719,565 shares of common stock, respectively, in reserve for the benefit of holders of disputed claims. We will continue to make supplemental interim distributions of shares from this reserve to unsecured creditors as disputed claims are resolved. See Note 4, “Creditor Protection Proceedings – Emergence from Creditor Protection Proceedings,” for additional information.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Consistent with the confirmation order in respect of our U.S. Debtors’ Chapter 11 Reorganization Plan and applicable law, we relied on section 1145(a)(1) of Chapter 11 to exempt the issuance of these shares of common stock and their distribution to unsecured creditors from the registration requirements of the Securities Act of 1933 (as amended, the “Securities Act”).

Treasury stock

On December 31, 2010, we issued 17,010,728 shares of unregistered common stock to Donohue Corp. (“Donohue,” a wholly-owned subsidiary of ours) as part of an internal tax restructuring contemplated by the Plans of Reorganization. The shares were issued to Donohue in exchange for all of the outstanding shares of common stock of two of Donohue’s wholly-owned subsidiaries, each of which also was an indirect wholly-owned subsidiary of ours. We accounted for these shares as treasury stock in our Consolidated Balance Sheets and since these shares were acquired by Donohue through an intercompany transaction which was eliminated in our consolidated financial statements, there was no cost to the consolidated entity for such treasury stock. The issuance of the shares to Donohue was made without registration under the Securities Act in reliance on the exemption from registration provided under section 4(2) thereof.

In 2012 and 2011, we distributed 29,923 shares and 49,172 shares, respectively, of common stock to ANC and we distributed 14,020 shares and 2,453 shares, respectively, of common stock to Fibrek. All such shares were distributed from the share reserve discussed above as settlement of unsecured claims ANC and Fibrek had filed against us in the Creditor Protection Proceedings. As of December 31, 2012 and 2011, we accounted for the shares distributed to ANC as treasury stock in our Consolidated Balance Sheets and since these shares were distributed to a consolidated subsidiary and were eliminated in our consolidated financial statements, there was no cost to the consolidated entity for such treasury stock. Since Fibrek is also now a consolidated subsidiary, all shares distributed to Fibrek were accounted for as treasury stock at no cost to the consolidated entity in our Consolidated Balance Sheet as of December 31, 2012.

On May 22, 2012, our Board of Directors approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million. During the year ended December 31, 2012, we repurchased 5,610,152 shares at a cost of $67 million.

On July 31, 2012, we distributed 503,054 shares from treasury as part of the consideration in the second step transaction to acquire the remaining non-controlling interest in Fibrek. For additional information, see Note 3, “Acquisition of Fibrek Inc.”

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

Dividends

We did not declare or pay any dividends on our common stock during the years ended December 31, 2012, 2011 and 2010.

Note 22. Share-Based Compensation

Overview

During the pendency of the Creditor Protection Proceedings and through December 31, 2010, no new share-based compensation awards were granted, and during the pendency of the Creditor Protection Proceedings, no issuance or payments of vested share-based awards were permitted without Court approval.

On the Emergence Date and pursuant to the Plans of Reorganization, all previously-issued and outstanding equity-based awards under our various share-based compensation plans were terminated and the 2010 LTIP became effective. The 2010 LTIP, administered by the Human Resources and Compensation/Nominating and Governance Committee of the Board of Directors (the “HR Board Committee”), provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, RSUs, DSUs (collectively, “stock incentive awards”) and cash incentive awards to certain of our officers, directors, employees, consultants and advisors. As discussed in Note 21, “Share Capital,” we have been authorized to issue stock incentive awards for up to 9.0 million shares under the 2010 LTIP.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

In 2011, the Board of Directors adopted the AbitibiBowater Outside Director Deferred Compensation Plan, which has been renamed the Resolute Forest Products Outside Director Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows non-employee directors to surrender 50% or 100% of their cash fees in exchange for DSUs or RSUs, as applicable based on the director’s country of residency. The number of awards issued pursuant to the Deferred Compensation Plan is based on 110% of the fees earned, resulting in a 10% premium incentive (the “incentive”).

As of December 31, 2012 and 2011, all of our outstanding stock incentive awards pursuant to the 2010 LTIP were accounted for as equity-classified, service-based awards and all of our outstanding stock incentive awards pursuant to the Deferred Compensation Plan were accounted for as liability awards. As of December 31, 2012, approximately 6.6 million shares were available for issuance under the 2010 LTIP.

For the years ended December 31, 2012, 2011 and 2010, share-based compensation expense was $5 million ($1 million of tax benefit), $3 million ($1 million of tax benefit) and $3 million (no tax benefit), respectively.

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

Stock options

In 2012 and 2011, we made grants of 758,885 and 1,106,533 stock options, respectively, to our non-employee directors and to certain employees using the following weighted-average assumptions:

	2012	2011
Exercise price	$11.41	$20.18
Fair value	$5.59	$9.71
Expected dividend yield	–	–
Expected volatility	50.6%	45.5%
Risk-free interest rate	1.6%	2.0%
Expected life in years	6.25	6.25

The stock options become exercisable ratably over a period of four years, or the retirement eligibility period, whichever is shorter, and, unless terminated earlier in accordance with their terms, expire 10 years from the date of grant. New shares of our common stock are issued upon the exercise of a stock option.

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

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

The activity of stock options for the year ended December 31, 2012 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011 (Successor)	909,426	$19.56	9.5	$–
Granted	758,885	11.41
Exercised	–	–
Forfeited	(137,693)	20.22
Outstanding as of December 31, 2012 (Successor)	1,530,618	$15.46	9.2	$–
Exercisable as of December 31, 2012 (Successor)	292,738	$20.54	8.3	$–

As of December 31, 2012, there was approximately $7 million of unrecognized compensation cost related to these stock options, which is expected to be recognized over a remaining requisite service period of 3.2 years.

Restricted stock units and deferred stock units

In 2012 and 2011, we made grants of RSUs and DSUs to our non-employee directors and to certain employees pursuant to the 2010 LTIP. Each RSU and DSU provides the holder the right to receive one share of our common stock upon vesting. The awards vest ratably over a period of one year for directors and four years for employees, or over the retirement eligibility period, whichever is shorter. Awards to employees are settled with shares of stock upon vesting, while awards to directors are settled with shares of stock ratably over a period of three years or upon separation from the Board of Directors, as applicable based on the director’s country of residency.

The activity of RSUs and DSUs for the year ended December 31, 2012 was as follows:

	Number of Units	Weighted- Average Fair Value at Grant Date
Outstanding as of December 31, 2011 (Successor)	398,956	$ 17.56
Granted (1)	530,990	11.66
Vested and settled (2)	(110,551)	18.14
Forfeited	(41,847)	16.74
Outstanding as of December 31, 2012 (Successor) (3)	777,548	13.50

(1)	Includes 11,359 DSUs to non-employee directors pursuant to the Deferred Compensation Plan.
(2)	Includes 20,859 awards that were vested in 2011 but were not settled until 2012.
(3)	Includes 43 awards and 13,554 awards that were vested in 2012 and 2011, respectively, but have not been settled and therefore remain outstanding as of December 31, 2012.

As of December 31, 2012, there was approximately $8 million of unrecognized compensation cost related to these RSUs and DSUs, which is expected to be recognized over a remaining requisite service period of 3.4 years. New shares of our common stock are issued upon the settlement of an RSU or DSU issued pursuant to the 2010 LTIP.

The weighted-average grant-date fair value of all RSUs and DSUs granted in 2011 was $18.07 per unit.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Note 23. Timberland and Operating Leases and Purchase Obligations

We lease approximately 40,000 acres of timberlands under long-term leases for which aggregate lease payments were less than $1 million each year in 2012, 2011 and 2010. In addition, we lease certain office premises, office equipment and transportation equipment under operating leases for which total expense was $13 million in 2012, $13 million in 2011 and $17 million in 2010. In the normal course of business, we have also entered into various supply agreements, guarantees, purchase commitments and harvesting rights agreements (for land that we manage for which we make payments to various Canadian provinces based on the amount of timber harvested).

As of December 31, 2012, the future minimum rental payments under timberland and operating leases and commitments for purchase obligations were as follows:

(In millions)	Purchase Obligations (1)	Operating Leases, Net
2013	$63	$6
2014	34	4
2015	20	3
2016	17	3
2017	17	2
Thereafter	147	10
	$298	$28

(1)	Purchase obligations include, among other things, a bridge and railroad contract for our Fort Frances operations with commitments totaling $127 million through 2044.

Note 24. Segment Information

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

Only assets which are identifiable by segment and reviewed by our management are allocated to segment assets. In 2012 and 2011, no assets were identifiable by segment and reviewed by management. In 2010, the only assets identifiable by segment were finished goods inventory. All other assets were included in Corporate and other.

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Information about certain segment data as of and for the years ended December 31, 2012, 2011 and 2010 was as follows:

(In millions)	Newsprint	Coated Papers	Specialty Papers	Market Pulp (1)	Wood Products	Corporate and Other	Consolidated Total
Sales
2012 (Successor)	$1,627	$455	$1,107	$814	$500	$–	$4,503
2011 (Successor)	1,816	538	1,275	659	468	–	4,756
2010 (Predecessor)	1,804	482	1,321	715	424	–	4,746

Depreciation, amortization and cost of timber harvested
2012 (Successor)	$72	$37	$46	$44	$34	$–	$233
2011 (Successor)	73	35	49	30	33	–	220
2010 (Predecessor)	225	30	128	49	42	19	493

Operating income (loss) (2)
2012 (Successor)	$97	$9	$76	$(50)	$26	$(188)	$(30)
2011 (Successor)	89	57	62	85	(25)	(70)	198
2010 (Predecessor)	(171)	31	(44)	137	9	(122)	(160)

Capital expenditures
2012 (Successor)	$58	$8	$14	$40	$22	$27	$169
2011 (Successor)	34	4	15	12	20	12	97
2010 (Predecessor)	26	4	34	7	9	1	81

Assets
2012 (Successor)	$–	$–	$–	$–	$–	$6,324	$6,324
2011 (Successor)	–	–	–	–	–	6,298	6,298
2010 (Successor)	43	15	52	37	37	6,951	7,135

(1)	For the years ended December 31, 2012, 2011 and 2010, market pulp sales excluded inter-segment sales of $36 million, $33 million and $46 million, respectively.

(2)	Corporate and other operating loss for the years ended December 31, 2012, 2011 and 2010 included the following significant items:

	Successor		Predecessor
(In millions)	2012	2011	2010
Net gain on disposition of assets and other	$35	$3	$30
Closure costs, impairment and other related charges	(180)	(46)	(11)
Write-downs of inventory	(12)	(3)	–
Employee termination (costs) credit	(5)	(12)	8
Transaction costs in connection with our acquisition of Fibrek	(8)	(5)	–
Start up costs of idled mills	(13)	–	–
	$(183)	$(63)	$27

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of our 2012, 2011 or 2010 consolidated sales. No country in the “Other countries” group in the table below exceeded 2% of consolidated sales. Sales by country for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Successor		Predecessor
(In millions)	2012	2011	2010
United States	$2,766	$2,859	$2,775
Foreign countries:
Canada	636	636	703
Brazil	154	166	156
Mexico	140	151	166
Italy	105	106	128
Korea	84	88	36
India	36	60	96
Other countries	582	690	686
	1,737	1,897	1,971
	$4,503	$4,756	$4,746

Long-lived assets, which exclude intangible assets and deferred income tax assets, by country, as of December 31, 2012 and 2011, were as follows:

	Successor
(In millions)	2012	2011
United States	$1,071	$1,110
Foreign countries:
Canada	1,538	1,629
Korea	25	23
	1,563	1,652
	$2,634	$2,762

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Note 25. Condensed Consolidating Financial Information

The following information is presented in accordance with Rule 3-10 of Regulation S-X and the public information requirements of Rule 144 promulgated pursuant to the Securities Act in connection with Resolute Forest Products Inc.’s 2018 Notes that are fully and unconditionally guaranteed, on a joint and several basis, by all of our 100% owned material U.S. subsidiaries (the “Guarantor Subsidiaries”). The 2018 Notes are not guaranteed by our foreign subsidiaries and our less than 100% owned U.S. subsidiaries (the “Non-guarantor Subsidiaries”).

The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2012, 2011 and 2010, the Balance Sheets as of December 31, 2012 and 2011 and the Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 for Resolute Forest Products Inc. (the “Parent”), the Guarantor Subsidiaries on a combined basis and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME For the Year Ended December 31, 2012 (Successor)
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$–	$3,139	$2,894	$(1,530)	$4,503
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	2,774	2,235	(1,517)	3,492
Depreciation, amortization and cost of timber harvested	–	93	140	–	233
Distribution costs	–	162	361	(9)	514
Selling, general and administrative expenses	18	56	75	–	149
Closure costs, impairment and other related charges	–	12	168	–	180
Net gain on disposition of assets and other	–	–	(35)	–	(35)
Operating (loss) income	(18)	42	(50)	(4)	(30)
Interest expense	(214)	(13)	(8)	169	(66)
Other income, net	2	171	18	(169)	22
Parent’s equity in income of subsidiaries	144	–	–	(144)	–
(Loss) income before income taxes	(86)	200	(40)	(148)	(74)
Income tax benefit (provision)	84	(69)	22	1	38
Net (loss) income including noncontrolling interests	(2)	131	(18)	(147)	(36)
Net loss attributable to noncontrolling interests	–	–	34	–	34
Net (loss) income attributable to Resolute Forest Products Inc.	$(2)	$131	$16	$(147)	$ (2)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(321)	$69	$(241)	$172	$ (321)

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME For the Year Ended December 31, 2011 (Successor)
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$–	$3,141	$3,154	$(1,539)	$4,756
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	2,684	2,445	(1,539)	3,590
Depreciation, amortization and cost of timber harvested	–	90	130	–	220
Distribution costs	–	157	390	–	547
Selling, general and administrative expenses	27	58	73	–	158
Closure costs, impairment and other related charges	–	18	28	–	46
Net gain on disposition of assets and other	–	(2)	(1)	–	(3)
Operating (loss) income	(27)	136	89	–	198
Interest expense	(216)	(7)	(18)	146	(95)
Other income (expense), net	6	134	(42)	(146)	(48)
Parent’s equity in income of subsidiaries	193	–	–	(193)	–
(Loss) income before income taxes	(44)	263	29	(193)	55
Income tax benefit (provision)	85	(107)	6	–	(16)
Net income including noncontrolling interests	41	156	35	(193)	39
Net loss attributable to noncontrolling interests	–	–	2	–	2
Net income attributable to Resolute Forest Products Inc.	$41	$156	$37	$(193)	$41
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(262)	$83	$(192)	$109	$(262)

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME For the Year Ended December 31, 2010 (Predecessor)
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$–	$2,761	$3,393	$(1,408)	$4,746
Costs and expenses:
Cost of sales, excluding depreciation, amortization and cost of timber harvested	–	2,389	2,743	(1,408)	3,724
Depreciation, amortization and cost of timber harvested	–	133	360	–	493
Distribution costs	–	134	419	–	553
Selling, general and administrative expenses	34	36	85	–	155
Reserve for receivables from subsidiaries	(32)	–	–	32	–
Closure costs, impairment and other related charges	–	2	9	–	11
Net gain on disposition of assets and other	–	(13)	(17)	–	(30)
Operating (loss) income	(2)	80	(206)	(32)	(160)
Interest expense	(29)	(96)	(371)	13	(483)
Other (expense) income, net	(1)	96	29	(213)	(89)
Parent’s equity in income of subsidiaries	1,682	–	–	(1,682)	–
Income (loss) before reorganization items and income taxes	1,650	80	(548)	(1,914)	(732)
Reorganization items, net	(212)	1,274	4,848	(4,009)	1,901
Income before income taxes	1,438	1,354	4,300	(5,923)	1,169
Income tax benefit (provision)	8	461	1,145	(8)	1,606
Net income including noncontrolling interests	1,446	1,815	5,445	(5,931)	2,775
Net income attributable to noncontrolling interests	–	–	(161)	–	(161)
Net income attributable to Resolute Forest Products Inc.	$1,446	$1,815	$5,284	$(5,931)	$2,614
Comprehensive income attributable to Resolute Forest Products Inc.	$876	$1,760	$4,769	$(5,361)	$2,044

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET As of December 31, 2012 (Successor)
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5	$171	$87	$–	$ 263
Accounts receivable, net	–	383	366	(52)	697
Accounts receivable from affiliates	–	262	211	(473)	–
Inventories, net	–	221	328	(4)	545
Deferred income tax assets	–	11	45	–	56
Notes and interest receivable from parent	–	593	–	(593)	–
Notes receivable from affiliates	–	9	138	(147)	–
Note receivable from a subsidiary	41	–	–	(41)	–
Other current assets	–	18	40	–	58
Total current assets	46	1,668	1,215	(1,310)	1,619
Fixed assets, net	–	908	1,532	–	2,440
Amortizable intangible assets, net	–	–	69	–	69
Deferred income tax assets	–	595	1,406	1	2,002
Notes receivable from affiliates	–	531	–	(531)	–
Investments in and advances to consolidated subsidiaries	4,850	2,089	–	(6,939)	–
Other assets	–	98	96	–	194
Total assets	$4,896	$5,889	$4,318	$(8,779)	$6,324

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$11	$198	$424	$(52)	$ 581
Current portion of long-term debt	–	–	2	–	2
Accounts payable to affiliates	336	135	2	(473)	–
Notes and interest payable to subsidiaries	593	–	–	(593)	–
Notes payable to affiliates	–	138	9	(147)	–
Note payable to parent	–	–	41	(41)	–
Total current liabilities	940	471	478	(1,306)	583
Long-term debt, net of current portion	528	3	1	–	532
Long-term debt due to affiliate	–	–	531	(531)	–
Pension and other postretirement benefit obligations	–	559	1,387	–	1,946
Deferred income tax liabilities	–	–	75	–	75
Other long-term liabilities	–	36	36	–	72
Total liabilities	1,468	1,069	2,508	(1,837)	3,208
Total equity	3,428	4,820	1,810	(6,942)	3,116
Total liabilities and equity	$4,896	$5,889	$4,318	$(8,779)	$6,324

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET As of December 31, 2011 (Successor)
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$–	$128	$241	$–	$ 369
Accounts receivable, net	–	349	401	–	750
Accounts receivable from affiliates	–	–	302	(302)	–
Inventories, net	–	172	303	–	475
Assets held for sale	–	–	7	–	7
Deferred income tax assets	–	27	82	–	109
Notes and interest receivable from parent	–	1,238	–	(1,238)	–
Note receivable from affiliate	–	11	–	(11)	–
Note receivable from a subsidiary	41	–	–	(41)	–
Other current assets	–	16	43	–	59
Total current assets	41	1,941	1,379	(1,592)	1,769
Fixed assets, net	–	938	1,564	–	2,502
Amortizable intangible assets, net	–	–	18	–	18
Deferred income tax assets	–	524	1,225	–	1,749
Note receivable from affiliate	–	33	–	(33)	–
Investments in and advances to consolidated subsidiaries	5,805	2,076	–	(7,881)	–
Other assets	–	101	159	–	260
Total assets	$5,846	$5,613	$4,345	$(9,506)	$6,298

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$15	$166	$363	$–	$ 544
Accounts payable to affiliates	220	82	–	(302)	–
Notes and interest payable to subsidiaries	1,238	–	–	(1,238)	–
Note payable to affiliate	–	–	11	(11)	–
Note payable to parent	–	–	41	(41)	–
Total current liabilities	1,473	248	415	(1,592)	544
Long-term debt	621	–	–	–	621
Long-term debt due to affiliate	–	–	33	(33)	–
Pension and other postretirement benefit obligations	–	475	1,049	–	1,524
Deferred income tax liabilities	–	–	75	–	75
Other long-term liabilities	–	34	23	–	57
Total liabilities	2,094	757	1,595	(1,625)	2,821
Total equity	3,752	4,856	2,750	(7,881)	3,477
Total liabilities and equity	$5,846	$5,613	$4,345	$(9,506)	$6,298

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended December 31, 2012 (Successor)
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$–	$249	$17	$–	$266
Cash flows from investing activities:
Cash invested in fixed assets	–	(42)	(127)	–	(169)
Disposition of our interest in our Mersey operations, net of cash	–	–	14	–	14
Disposition of other assets	–	1	35	–	36
Acquisition of Fibrek, net of cash acquired	–	–	(24)	–	(24)
Decrease in restricted cash	–	–	76	–	76
Increase in deposit requirements for letters of credit, net	–	–	(12)	–	(12)
Advances from (to) affiliate	72	(56)	(16)	–	–
Other investing activities, net	–	–	4	–	4
Net cash provided by (used in) investing activities	72	(97)	(50)	–	(75)
Cash flows from financing activities:
Purchases of treasury stock	(67)	–	–	–	(67)
Dividends and distribution to noncontrolling interests	–	–	(5)	–	(5)
Acquisition of noncontrolling interest	–	–	(27)	–	(27)
Payments of debt	–	(109)	(89)	–	(198)
Net cash used in financing activities	(67)	(109)	(121)	–	(297)
Net increase (decrease) in cash and cash equivalents	5	43	(154)	–	(106)
Cash and cash equivalents:
Beginning of year	–	128	241	–	369
End of year	$5	$171	$87	$–	$263

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended December 31, 2011 (Successor)
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$–	$188	$10	$–	$198
Cash flows from investing activities:
Cash invested in fixed assets	–	(30)	(67)	–	(97)
Disposition of investment in ACH	–	–	296	–	296
Disposition of other assets	–	11	8	–	19
Proceeds from holdback related to disposition of investment in MPCo	–	–	29	–	29
Proceeds from insurance settlements	–	–	8	–	8
Increase in restricted cash	–	–	(2)	–	(2)
Increase in deposit requirements for letters of credit, net	–	–	(8)	–	(8)
Advances from (to) affiliate	–	150	(150)	–	–
Net cash provided by investing activities	–	131	114	–	245
Cash flows from financing activities:
Dividends and distribution to noncontrolling interests	–	–	(21)	–	(21)
Acquisition of noncontrolling interest	–	–	(15)	–	(15)
Payments of debt	–	(354)	–	–	(354)
Payment of credit facility fees	–	(1)	(2)	–	(3)
Net cash used in financing activities	–	(355)	(38)	–	(393)
Net (decrease) increase in cash and cash equivalents	–	(36)	86	–	50
Cash and cash equivalents:
Beginning of year	–	164	155	–	319
End of year	$–	$128	$241	$–	$369

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Year Ended December 31, 2010 (Predecessor)
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$–	$168	$(129)	$–	$39
Cash flows from investing activities:
Cash invested in fixed assets	–	(19)	(62)	–	(81)
Disposition of assets	–	43	53	–	96
Decrease in restricted cash	–	12	64	–	76
Collections on note receivable from affiliate	–	21	–	(21)	–
Increase in deposit requirements for letters of credit, net	–	–	(3)	–	(3)
Release of pension trust assets	–	8	–	–	8
Investment in and advances (to) from affiliates	(850)	100	750	–	–
Net cash (used in) provided by investing activities	(850)	165	802	(21)	96
Cash flows from financing activities:
Decrease in secured borrowings, net	–	(141)	–	–	(141)
Debtor in possession financing costs	–	(9)	(1)	–	(10)
Payments of debtor in possession financing	–	(166)	(40)	–	(206)
Term loan repayments	–	–	(347)	–	(347)
Short-term financing, net	–	(204)	(134)	–	(338)
Payments of note payable to affiliate	–	–	(21)	21	–
Issuance of long-term debt	850	–	–	–	850
Payments of debt	–	(34)	(300)	–	(334)
Payments of financing and credit facility fees	–	(33)	(13)	–	(46)
Net cash provided by (used in) financing activities	850	(587)	(856)	21	(572)
Net decrease in cash and cash equivalents	–	(254)	(183)	–	(437)
Cash and cash equivalents:
Beginning of year	–	418	338	–	756
End of year (Successor)	$–	$164	$155	$–	$319

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Note 26. Quarterly Information (Unaudited)

Year ended December 31, 2012 (Successor) (In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$1,054	$1,168	$1,153	$1,128	$4,503
Operating income (loss) (1)	26	(36)	26	(46)	(30)
Net income (loss) attributable to Resolute Forest Products Inc.	23	(20)	31	(36)	(2)
Basic net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders	0.23	(0.20)	0.32	(0.38)	(0.02)
Diluted net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders	0.23	(0.20)	0.32	(0.38)	(0.02)

Year ended December 31, 2011 (Successor) (In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$1,185	$1,200	$1,224	$1,147	$4,756
Operating income (2)	27	52	72	47	198
Net income (loss) attributable to Resolute Forest Products Inc.	30	61	(44)	(6)	41
Basic net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders	0.31	0.63	(0.46)	(0.06)	0.42
Diluted net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders	0.31	0.63	(0.46)	(0.06)	0.42

(1)	Operating loss for the year ended December 31, 2012 included the following significant items:

	Successor
(In millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net gain on disposition of assets	$23	$1	$4	$7	$35
Closure costs, impairment and other related charges	(5)	(88)	(5)	(82)	(180)
Write-downs of inventory	–	(7)	–	(5)	(12)
Employee termination costs	(2)	(1)	–	(2)	(5)
Transaction costs in connection with our acquisition of Fibrek	(4)	(3)	–	(1)	(8)
Start up costs of idled mills	–	–	(5)	(8)	(13)
	$12	$(98)	$(6)	$(91)	$(183)

(2)	Operating income for the year ended December 31, 2011 included the following significant items:

	Successor
(In millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net gain (loss) on disposition of assets	$1	$3	$(1)	$–	$3
Closure costs, impairment and other related charges	(13)	(4)	(17)	(12)	(46)
Write-downs inventory	(1)	–	–	(2)	(3)
Employee termination costs	(4)	(3)	(5)	–	(12)
Transaction costs in connection with our acquisition of Fibrek	–	–	–	(5)	(5)
	$(17)	$(4)	$(23)	$(19)	$(63)

RESOLUTE FOREST PRODUCTS INC.

Notes to Consolidated Financial Statements

Note 27. Subsequent Event

The following significant event occurred subsequent to December 31, 2012:

—

The province of Quebec informed us on December 30, 2011 that it intended not to renew our water rights associated with our Jim-Gray hydroelectric dam and to require us to transfer the property to the province for no consideration. On February 6, 2013, the province of Quebec granted us an extension to transfer the property. As extended, an agreement on the terms of the transfer would need to be entered into at the latest on June 14, 2013. The province’s actions are contrary to our understanding of the water power lease in question. We continue to evaluate our legal options. At this time, we believe that the remaining useful life of the assets remains unchanged. The carrying value of the hydroelectric assets and the intangible assets associated with the Jim-Gray dam as of December 31, 2012 was approximately $93 million. If we are unable to renew the water rights at this dam, we will reevaluate the remaining useful life of these assets, which may result in accelerated depreciation and amortization charges at that time. Additional information regarding our Jim-Gray hydroelectric dam is presented in Note 5, “Amortizable Intangible Assets, Net,” and Note 13, “Fixed Assets, Net.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of Resolute Forest Products Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, changes in (deficit) equity and cash flows present fairly, in all material respects, the financial position of Resolute Forest Products Inc. and its subsidiaries (Successor Company) as of December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule listed in the index appearing under Item 15(a)(2) which includes the Successor Company’s parent company only condensed balance sheets as at December 31, 2012 and December 31, 2011 and the condensed statements of operations and retained earnings (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Successor Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Successor Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, the financial statement schedule and on the Successor Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As more fully described in Notes 1 and 4 to the consolidated financial statements, on September 23, 2010, the Superior Court of Canada, province of Quebec for the district of Montreal sanctioned the Successor Company’s plan of reorganization under the Companies’ Creditors Arrangement Act (CCAA Reorganization Plan) and on November 23, 2010, the United States Bankruptcy Court for the district of Delaware confirmed the Successor Company’s plan of reorganization under Chapter 11 of the Bankruptcy Code (Chapter 11 Reorganization Plan). Confirmation of the CCAA Reorganization Plan and the Chapter 11 Reorganization Plan resulted in the discharge of all claims against the predecessor company that arose before April 17, 2009 and April 16, 2009 respectively and terminates all rights and interests of equity security holders as provided for in the plans of reorganization. These plans of reorganization were substantially consummated on December 9, 2010 and the Successor Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Successor Company adopted fresh start accounting on December 31, 2010.

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

/s/ PricewaterhouseCoopers LLP (1)
Montreal, Canada
March 1, 2013

(1) CPA auditor, CA, public accountancy permit No.A113048

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of Resolute Forest Products Inc.

In our opinion, the accompanying consolidated statements of operations, comprehensive (loss) income, changes in (deficit) equity and cash flows present fairly, in all material respects, the results of the operations and the cash flows of Resolute Forest Products Inc. and its subsidiaries (Predecessor Company) for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule listed in the index appearing under Item 15(a)(2) which includes the Predecessor Company’s parent company only condensed statements of operations and retained earnings (deficit) and cash flows for the year ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Predecessor Company’s management; our responsibility is to express an opinion on these financial statements and on the financial statement schedule based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in Notes 1 and 4 to the consolidated financial statements, in 2009, the Predecessor Company and certain of its U.S. and Canadian subsidiaries filed voluntary petitions for reorganization under Chapters 11 and 15 of the United States Bankruptcy Code and the Companies’ Creditors Arrangement Act in Canada. The Predecessor Company’s plans of reorganizations under Chapters 11 and 15 and the Companies’ Creditors Arrangement Act in Canada were substantially consummated on December 9, 2010 and the Predecessor Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the successor company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP (1)
Montreal, Canada
April 5, 2011

(1) Chartered accountant auditor permit No. R24549

MANAGEMENT’S REPORT ON FINANCIAL STATEMENTS AND ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Financial Statements

Management of Resolute Forest Products Inc. is responsible for the preparation of the financial information included in this Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Resolute Forest Products Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

—	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Resolute Forest Products Inc.;

—	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

—

provide reasonable assurance that receipts and expenditures of Resolute Forest Products Inc. are being made only in accordance with the authorizations of management and directors of Resolute Forest Products Inc.; and

—

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2012. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Resolute Forest Products Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2012, Resolute Forest Products Inc.’s internal control over financial reporting was effective.

The effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report above.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2012. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

Management’s Report on Internal Control over Financial Reporting

Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective as of December 31, 2012. Management’s report on internal control over financial reporting can be found on page 137 of this Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2012. This report can be found on page 135 of this Form 10-K.

Changes in Internal Control over Financial Reporting

In connection with the evaluation of internal control over financial reporting, there were no changes during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2013 annual meeting of shareholders to be held on May 16, 2013 (the “2013 proxy statement”), which will be filed within 120 days of the end of our fiscal year ended December 31, 2012.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. This code of ethics (which is entitled “Code of Business Conduct”) and our corporate governance policies are posted on our website at www.resolutefp.com. We intend to satisfy disclosure requirements regarding amendments to or waivers from our code of ethics by posting such information on this website. The charters of the Audit Committee and the Human Resources and Compensation/Nominating and Governance Committee of our Board of Directors are available on our website as well. This information is also available in print free of charge to any person who requests it.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2013 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item that is not included below under “Equity Compensation Plan Information” is incorporated by reference to our 2013 proxy statement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 regarding securities to be issued upon exercise of outstanding stock options or pursuant to outstanding restricted stock units, deferred stock units and performance-based awards, and securities remaining available for issuance under our equity compensation plan. The Resolute Forest Products Equity Incentive Plan is the only compensation plan with shares authorized.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	–	$–	–
Equity compensation plans not approved by security holders (1)	2,308,166	15.46	6,594,981
Total	2,308,166	$15.46	6,594,981

(1)

The Resolute Forest Products Equity Incentive Plan was previously named the 2010 AbitibiBowater Inc. Equity Incentive Plan, which was approved by the Courts pursuant to the Plans of Reorganization. The weighted-average exercise price in column (b) represents the weighted-average exercise price of 1,530,618 stock options outstanding as of December 31, 2012. There is no exercise price for the 777,548 restricted stock units and deferred stock units outstanding as of December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our 2013 proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2013 proxy statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed as a part of this Form 10-K:

(1)	The following are included at the indicated page of this Form 10-K:

(2)	The following financial statement schedule for the years ended December 31, 2012, 2011 and 2010 is submitted:

Schedule I – Resolute Forest Products Inc. Condensed Financial Statements and Notes	F-1

All other financial statement schedules are omitted because they are not applicable, not material or because the required information is included in the financial statements or notes.

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1*	Sanction Order, dated September 23, 2010 (incorporated by reference from Exhibit 2.1 of AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

2.2*	Confirmation Order, dated November 23, 2010, which includes the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated November 16, 2010 (as amended) (incorporated by reference from Exhibit 2.2 of AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

2.3*	CCAA Plan of Reorganization and Compromise, dated August 2, 2010 (incorporated by reference from Exhibit 99.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed August 5, 2010, SEC File No. 001-33776).

2.4*	Share Purchase Agreement, dated December 10, 2012, among The Province of Nova Scotia, Bowater Canadian Limited, The Daily Herald Company and Resolute Forest Products Inc. (incorporated by reference from Exhibit 2.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed December 14, 2012, SEC File No. 001-33776).

3.1**	Amended and Restated Certificate of Incorporation of AbitibiBowater Inc. (restated solely for purposes of Item 601(b)(3) of Regulation S-K).

3.2*	Third Amended and Restated By-laws of AbitibiBowater Inc. (incorporated by reference from Exhibit 3(ii) to AbitibiBowater Inc.’s Form 8-A filed on December 9, 2010).

4.1*	Secured Promissory Note, dated January 14, 2011, made by Augusta Newsprint Company LLC in favor of Woodbridge International Holdings Limited (incorporated by reference from Exhibit 4.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

Exhibit No.	Description

4.2*	Amended and Restated Indenture, dated as of May 12, 2011, among AbitibiBowater Inc., each of the guarantors from time to time party hereto, as guarantors, and Wells Fargo Bank, National Association, as trustee and as collateral agent (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 16, 2011, SEC File No. 001-33776).

4.3*	Form of 10.25% Senior Note due 2018 (included in Exhibit 4.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 16, 2011, SEC File No. 001-33776).

4.4*	Second Supplemental Indenture, dated as of March 9, 2012, among AbitibiBowater Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed May 10, 2012, SEC File No. 001-33776).

10.1*	ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., Bowater Incorporated, Abitibi-Consolidated Corp., Abitibi-Consolidated Inc., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed December 15, 2010, SEC File No. 001-33776).

10.2*	Stock Purchase Agreement, dated as of December 23, 2010, among Woodbridge International Holdings Limited, The Woodbridge Company Limited, Abitibi Consolidated Sales Corporation, AbitibiBowater Inc., Augusta Newsprint Company and Augusta Newsprint Inc. (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

10.3*	Securities Purchase Agreement, dated February 11, 2011, among AbiBow Canada Inc., Caisse de depot et placement du Quebec and CDP Investissements Inc., as vendors, and Infra H2O GP Partners Inc., Infra H2O LP Partners Inc. and BluEarth Renewables Inc., as the purchaser (incorporated by reference from Exhibit 2.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 17, 2011, SEC File No. 001-33776).

†10.4*	AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.5*	AbitibiBowater 2010 DC Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.5 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.6*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.7*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.8*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.9*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.13 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 29, 2012, SEC File No. 001-33776).

Exhibit No.	Description

†10.10*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.14 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 29, 2012, SEC File No. 001-33776).

†10.11*	AbitibiBowater Executive Restricted Stock Unit Plan, effective as of April 1, 2011 (incorporated by reference from Exhibit 10.13 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.12*	2011 AbitibiBowater Inc. Short-Term Incentive Plan (incorporated by reference from Exhibit 10.16 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 29, 2012, SEC File No. 001-33776).

†10.13*	Summary of 2012 AbitibiBowater Inc. Short-Term Incentive Plan (incorporated by reference from Exhibit 10.17 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 29, 2012, SEC File No. 001-33776).

†10.14*	Offer Letter between Yves Laflamme and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.23 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.15*	Employment Agreement between Yves Laflamme and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

†10.16*	Executive Employment Agreement between AbitibiBowater Inc. and Richard Garneau, dated January 1, 2011 (incorporated by reference from Exhibit 10.26 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.17*	Change in Control Agreement between AbitibiBowater Inc. and Richard Garneau, dated January 1, 2011 (incorporated by reference from Exhibit 10.27 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.18*	Employment Agreement between Alain Boivin and AbitibiBowater Inc., dated February 22, 2011 (incorporated by reference from Exhibit 10.28 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.19*	Offer Letter between John Lafave and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.29 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.20*	Offer Letter between Jo-Ann Longworth and AbitibiBowater Inc., dated July 25, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011, SEC File No. 001-33776).

†10.21*	Offer Letter between Pierre Laberge and AbitibiBowater Inc., dated June 9, 2011 (incorporated by reference from Exhibit 10.35 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 29, 2012, SEC File No. 001-33776).

†10.22*	Director compensation program chart (incorporated by reference from Exhibit 10.36 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 29, 2012, SEC File No. 001-33776).

†10.23*	Retirement Compensation Trust Agreement (with Letter of Credit) between AbiBow Canada Inc. and AbitibiBowater Inc. and CIBC Mellon Trust Company, dated and effective as of November 1, 2011 (incorporated by reference from Exhibit 10.39 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 29, 2012, SEC File No. 001-33776).

Exhibit No.	Description

†10.24*	Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Ontario, dated November 10, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Province of Ontario (incorporated by reference from Exhibit 10.32 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.25*	Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Quebec, dated September 13, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Government of Quebec (incorporated by reference from Exhibit 10.33 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

10.26*	Settlement Agreement, dated as of August 24, 2010, between AbitibiBowater Inc., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc. and AbitibiBowater Canada Inc. and The Government of Canada (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010, SEC File No. 001-33776).

10.27*	Amendment No. 1, dated as of April 28, 2011, to the ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., the subsidiaries of AbitibiBowater party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 16, 2011, SEC File No. 001-33776).

10.28*	Amendment No. 2, dated October 28, 2011, to ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., AbiBow US Inc. (f/k/a Bowater Incorporated) and AbiBow Recycling LLC (f/k/a Abitibi-Consolidated Corp.) and AbiBow Canada Inc. (f/k/a Abitibi-Consolidated Inc.), and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed October 31, 2011, SEC File No. 001-33776).

10.29*	Lock-up Agreement between AbitibiBowater Inc. and Fairfax Financial Holdings Limited, dated as of November 28, 2011 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

10.30*	Lock-up Agreement between AbitibiBowater Inc. and Oakmont Capital Inc., dated as of November 28, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

10.31*	Lock-up Agreement between AbitibiBowater Inc. and Dalal Street, LLC, dated as of November 28, 2011 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

†10.32*	2012 AbitibiBowater Inc. Short-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed May 10, 2012, SEC File No. 001-33776).

†10.33*	Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated March 19, 2012 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed May 10, 2012, SEC File No. 001-33776).

†10.34*	Resolute Forest Products DC Make-up Program, effective January 1, 2012 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed May 10, 2012, SEC File No. 001-33776).

10.35*	Waiver and Amendment No. 3, dated as of March 21, 2012, under and to the ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., the subsidiaries of AbitibiBowater party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed May 10, 2012, SEC File No. 001-33776).

Exhibit No.	Description

†10.36*	Resolute Forest Products Inc. Severance Policy – Chief Executive Officer and Direct Reports, effective as of August 1, 2012 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed August 9, 2012, SEC File No. 001-33776).

†10.37*	First Amendment to the AbitibiBowater 2010 DC Supplemental Executive Retirement Plan, effective as of December 31, 2011 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012, SEC File No. 001-33776).

†10.38*	Resolute Forest Products Equity Incentive Plan (previously named the AbitibiBowater Inc. 2010 Equity Incentive Plan), effective as of December 9, 2010 (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012, SEC File No. 001-33776).

†10.39*	Resolute Forest Products Outside Director Deferred Compensation Plan (previously named the AbitibiBowater Inc. Outside Director Deferred Compensation Plan), effective as of April 1, 2011 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012, SEC File No. 001-33776).

†10.40*	Summary of 2013 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed February 28, 2013, SEC File No. 001-33776).

†10.41**	Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc.

†10.42**	AbiBow Canada Inc. and AbitibiBowater Inc. Security Protocol with respect to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan and the AbiBow Canada SERP, amended and restated effective April 1, 2012.

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

24.1**	Power of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.
†	This is a management contract or compensatory plan or arrangement.
**	Filed with this Form 10-K.
***	Interactive data files furnished with this Form 10-K, which represent the following materials from this Form 10-K formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in (Deficit) Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements and (vii) Schedule I – Resolute Forest Products Inc. Condensed Financial Statements and Notes. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
(b)	The above-referenced exhibits are being filed with this Form 10-K.
(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOLUTE FOREST PRODUCTS INC.

Date: March 1, 2013	By:	/s/ Richard Garneau
Richard Garneau
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Garneau	President and Chief Executive	March 1, 2013
Richard Garneau	Officer
(Principal Executive Officer)

/s/ Richard B. Evans*	Chairman, Director	March 1, 2013
Richard B. Evans

/s/ Jo-Ann Longworth	Senior Vice President and	March 1, 2013
Jo-Ann Longworth	Chief Financial Officer
(Principal Financial Officer)

/s/ Silvana Travaglini	Vice President and	March 1, 2013
Silvana Travaglini	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Richard D. Falconer*	Director	March 1, 2013
Richard D. Falconer

/s/ Jeffrey A. Hearn*	Director	March 1, 2013
Jeffrey A. Hearn

/s/ Alain Rheaume*	Director	March 1, 2013
Alain Rheaume

/s/ Bradley P. Martin*	Director	March 1, 2013
Bradley P. Martin

/s/ Michael S. Rousseau*	Director	March 1, 2013
Michael S. Rousseau

/s/ David H. Wilkins*	Director	March 1, 2013
David H. Wilkins

* Jo-Ann Longworth, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons that are filed herewith as Exhibit 24.1.

By:	/s/ Jo-Ann Longworth
Jo-Ann Longworth, Attorney-in-Fact

Schedule I – RESOLUTE FOREST PRODUCTS INC. CONDENSED FINANCIAL STATEMENTS AND NOTES

Resolute Forest Products Inc.

(Parent Company Only)

Condensed Statements of Operations, Retained Earnings (Deficit) and Comprehensive (Loss) Income

(In millions)

	Years Ended December 31,
	Successor		Predecessor
	2012	2011	2010
Expenses:
Selling, general and administrative expenses	$18	$27	$34
Reserve for receivables from subsidiaries (Note E)	–	–	(32)
Operating loss	(18)	(27)	(2)
Interest expense (Note B)	(214)	(216)	(29)
Other income (expense), net	2	6	(1)
Equity in income of subsidiaries	144	193	1,682
(Loss) income before reorganization items and income taxes	(86)	(44)	1,650
Reorganization items, net (Note B)	–	–	(212)
(Loss) income before income taxes	(86)	(44)	1,438
Income tax benefit	84	85	8
Net (loss) income	(2)	41	1,446
Retained earnings (deficit) as of beginning of year	41	–	(3,223)
Acquisition of Fibrek	(1)	–	–
Elimination of Predecessor Company deficit as a result of the application of fresh start accounting	–	–	1,777
Retained earnings as of end of year (Successor)	$38	$41	$–
Comprehensive (loss) income	$(321)	$(262)	$876

See accompanying notes to condensed financial statements.

Schedule I – RESOLUTE FOREST PRODUCTS INC. CONDENSED FINANCIAL STATEMENTS AND NOTES

Resolute Forest Products Inc.

(Parent Company Only)

Condensed Balance Sheets

(In millions)

	Successor
	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	5	–
Note receivable from a subsidiary (Note E)	$41	$41
Total current assets	46	41
Investment in and advances to subsidiaries (Note C)	4,850	5,805
Total assets	$4,896	$5,846

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$11	$15
Accounts payable to subsidiaries	336	220
Notes and interest payable to subsidiaries (Note E)	593	1,238
Total current liabilities	940	1,473
Long-term debt	528	621
Total liabilities	1,468	2,094
Equity:
Common stock	–	–
Additional paid-in capital	4,065	4,022
Retained earnings	38	41
Accumulated other comprehensive loss	(614)	(311)
Treasury stock	(61)	–
Total Resolute Forest Products Inc. equity	3,428	3,752
Total liabilities and equity	$4,896	$5,846

See accompanying notes to condensed financial statements.

Schedule I – RESOLUTE FOREST PRODUCTS INC. CONDENSED FINANCIAL STATEMENTS AND NOTES

Resolute Forest Products Inc.

(Parent Company Only)

Condensed Statements of Cash Flows

(In millions)

	Years Ended December 31,
	Successor		Predecessor
	2012	2011	2010
Net cash provided by operating activities	$–	$–	$–
Cash flows from investing activities:
Investment in and advances from (to) affiliates	72	–	(850)
Net cash provided by (used in) investing activities	72	–	(850)
Cash flows from financing activities:
Purchases of treasury stock	(67)	–	–
Issuance of long-term debt	–	–	850
Net cash (used in) provided by financing activities	(67)	–	850
Net increase in cash and cash equivalents	5	–	–
Cash and cash equivalents:
Beginning of year	–	–	–
End of year (Successor)	$5	$–	$–

See accompanying notes to condensed financial statements.

Schedule I – RESOLUTE FOREST PRODUCTS INC. CONDENSED FINANCIAL STATEMENTS AND NOTES

Resolute Forest Products Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

Note A. Organization and Basis of Presentation

The accompanying condensed financial statements, including the notes thereto, should be read in conjunction with the consolidated financial statements of Resolute Forest Products Inc. included in Item 8 of this Form 10-K (“Consolidated Financial Statements”). When the term “Resolute Forest Products Inc.” (also referred to as “Resolute Forest Products,” “we,” “us” or “our”) is used, we mean Resolute Forest Products Inc., the parent company only. Resolute Forest Products Inc. is incorporated in Delaware and is a holding company whose only significant asset is an investment in the common stock of our subsidiaries.

All amounts are expressed in U.S. dollars, unless otherwise indicated. Defined terms in this Schedule I have the meanings ascribed to them in the Consolidated Financial Statements. Certain prior year amounts in our condensed financial statements and notes have been reclassified to conform to the 2012 presentation.

For a discussion of our involvement in and our emergence from the Creditor Protection Proceedings, see Note 4, “Creditor Protection Proceedings,” to the Consolidated Financial Statements. Effective upon the commencement of the Creditor Protection Proceedings and through the Convenience Date, we applied the guidance in FASB ASC 852, including the application of fresh start accounting as of December 31, 2010, in preparing our condensed financial statements, which is the same basis of presentation used in the preparation of the Consolidated Financial Statements, as discussed in Note 1, “Organization and Basis of Presentation,” to the Consolidated Financial Statements. As such, adjustments related to the application of fresh start accounting were included in our Condensed Statements of Operations, Retained Earnings and Comprehensive (Loss) Income (“Statements of Operations”) for the year ended December 31, 2010.

The implementation of the Plans of Reorganization and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our condensed financial statements and resulted in us becoming a new entity for financial reporting purposes. Accordingly, our condensed financial statements as of December 31, 2010 and for periods subsequent to December 31, 2010 are not comparable to our condensed financial statements for periods prior to December 31, 2010. References to “Successor” or “Successor Company” refer to us on or after December 31, 2010, after giving effect to the implementation of the Plans of Reorganization and the application of fresh start accounting. References to “Predecessor” or “Predecessor Company” refer to us prior to December 31, 2010. Additionally, references to periods on or after December 31, 2010 refer to the Successor and references to periods prior to December 31, 2010 refer to the Predecessor.

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

Reorganization items, net for the year ended December 31, 2010 were comprised of the following:

Predecessor
(In millions)	2010
Professional fees (1)	$ 18
Gain due to Plans of Reorganization adjustments (2)	(160)
Loss due to fresh start accounting adjustments (3)	82
Provision for repudiated or rejected executory contracts	5
Write-off of debt discounts and issuance costs (4)	103
Post-petition interest on note payable to a subsidiary (Note E)	161
Other	3
$ 212

Resolute Forest Products Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

(1)

Professional fees directly related to the Creditor Protection Proceedings. Additionally, we recorded a $15 million backstop commitment agreement termination fee related to a rights offering for the issuance of notes to holders of eligible unsecured claims that we had initially planned to conduct as part of our exit financing but elected not to pursue. This fee was paid by Resolute FP US Inc. (formerly Bowater) on our behalf on the Emergence Date (see Note E, “Transactions with Related Parties”).

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

In 2010, we paid no amounts relating to reorganization items (see Note E, “Transactions with Related Parties,” for additional information).

Interest expense

In accordance with FASB ASC 852, during the Creditor Protection Proceedings, we recorded interest expense on our pre-petition debt obligations only to the extent that: (i) interest would be paid during the Creditor Protection Proceedings or (ii) it was probable that interest would be an allowed priority, secured or unsecured claim. Since neither of these conditions applied to our pre-petition debt obligations, we ceased accruing interest on our pre-petition debt obligations. Contractual interest expense was $172 million in 2010.

Note C. Equity Method Investments

The recognition of our share of the equity in loss of our subsidiaries resulted in a reported investment in our subsidiaries of zero in prior years. Since we have no obligation to fund additional losses of our subsidiaries, we cannot report a negative investment in our subsidiaries under the equity method. Accordingly, in 2010, we recorded our share of income of our subsidiaries, net of the cumulative losses that would otherwise have resulted in the reporting of a negative investment by us in prior years. In 2012 and 2011, we recorded our share of the income of our subsidiaries.

Note D. Financing Arrangements

10.25% senior secured notes due 2018

In connection with our emergence from the Creditor Protection Proceedings in 2010, we issued $850 million in aggregate principal amount of the 2018 Notes pursuant to an indenture as of that date. For a discussion of the 2018 Notes, see Note 17, “Long-Term Debt – 10.25% senior secured notes due 2018,” to the Consolidated Financial Statements.

On June 13, 2011, the first $100 million of net proceeds from the sale of our investment in ACH was used to redeem $94 million of principal amount of the 2018 Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest. Additionally, on each of June 29, 2011, November 4, 2011 and October 10, 2012, $85 million of principal amount of the 2018 Notes was redeemed at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. As a result of these redemptions, in 2012 and 2011, we recorded net gains on extinguishment of debt of $2 million and $6 million, respectively, which were included in “Other income (expense), net” in our Statements of Operations. These redemptions and all interest on the notes were paid by Resolute FP US Inc. on our behalf (see Note E, “Transactions with Related Parties”).

Resolute Forest Products Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

As a result of our application of fresh start accounting, as of December 31, 2010, the 2018 Notes were recorded at their fair value, which resulted in a premium, which is being amortized to interest expense using the effective interest method over the term of the notes. As of December 31, 2012 and 2011, the carrying value of the 2018 Notes was $528 million and $621 million, respectively, which included the unamortized premium of $27 million and $35 million, respectively.

In connection with the issuance of the notes, during 2010, we incurred fees of $27 million, which were written off to “Reorganization items, net” in our Statements of Operations as a result of the application of fresh start accounting. These fees were paid by Resolute FP US Inc. on our behalf (see Note E, “Transactions with Related Parties”).

Promissory note

On January 14, 2011, we acquired the noncontrolling interest in ANC and ANC became a wholly-owned subsidiary. As part of the consideration for the transaction, ANC paid cash of $15 million and issued a secured promissory note in the principal amount of $90 million. The acquisition of the noncontrolling interest in ANC was accounted for as an equity transaction. On June 30, 2011, the note, including accrued interest, was repaid with cash in full by Resolute FP US Inc. on our behalf (see Note E, “Transactions with Related Parties”).

Financial covenants

The 2018 Notes and the ABL Credit Facility impose restrictions on the ability of certain subsidiaries to transfer funds or other assets to us in the form of dividends or advances. These restrictions could affect our operations or our ability to pay dividends in the future.

Note E. Transactions with Related Parties

Notes and interest payable to subsidiaries

In 2008, we contributed to Resolute FP US Inc. a 12.5% promissory note in the amount of $650 million due June 30, 2013, executed by us in favor of Resolute FP US Inc. in exchange for the ownership interest it held in one of its subsidiaries. Upon emergence from the Creditor Protection Proceedings, it was management’s intention that Resolute FP US Inc. would dividend this note to us and, as permitted under the Plans of Reorganization, we intended to allow Resolute FP US Inc.’s claim including all accrued interest and therefore, the amount of this dividend would include post-petition accrued interest on the note. Since we had ceased accruing interest on the note during the Creditor Protection Proceedings, in 2010, we recorded catch-up interest on the note of $167 million, of which $161 million (through the Emergence Date) and $6 million (subsequent to the Emergence Date and through December 31, 2010) is included in “Reorganization items, net” and “Interest expense,” respectively, in our Statements of Operations. In 2012 and 2011, we recorded interest on the note of $127 million and $115 million, respectively, which is included in “Interest expense” in our Statements of Operations. As of December 31, 2012 and 2011, the outstanding balance of the note and accrued interest on the note totaled $332 million and $1,010 million, respectively, and approximated fair value and was included in “Notes and interest payable to subsidiaries” in our Condensed Balance Sheets. On December 20, 2012, we completed a series of internal transactions with our subsidiaries, Resolute FP US Inc. and Resolute FP Canada Inc. These transactions involved cash transfers related to capital reductions, the issuance of intercompany notes, and the partial repayment of existing intercompany obligations. As a result of these transactions, we reduced both our obligation to Resolute FP US Inc. and our paid-in capital in Resolute FP Canada Inc. by $805 million.

In 2008, AbitibiBowater US Holding LLC (“Holding”), a subsidiary of ours, entered into a 13.75% promissory note payable to Donohue in the amount of $139 million due March 31, 2013. On the Emergence Date, we assumed, by merger with Holding, its obligations with respect to this promissory note. In 2012, 2011 and 2010, we recorded interest on the note of $32 million, $29 million and $2 million, respectively, which is included in “Interest expense” in our Statements of Operations. As of December 31, 2012 and 2011, the outstanding balance of the note and accrued interest on the note totaled $261 million and $228 million, respectively, and approximated fair value and was included in “Notes and interest payable to subsidiaries” in our Condensed Balance Sheets.

Note receivable from a subsidiary

On December 9, 2010, Resolute FP Canada Inc. entered into a promissory note payable to us in the amount of $250 million, bearing interest at the Applicable Federal Rate set forth by the Internal Revenue Service for obligations of this type, due on demand by us. Interest recorded on the note was less than $1 million in each of 2012, 2011 and 2010, and is included in “Other income (expense),

Resolute Forest Products Inc.

(Parent Company Only)

Notes to Condensed Financial Statements

net” in our Statements of Operations. As of both December 31, 2012 and 2011, the outstanding balance of the note and accrued interest on the note totaled $41 million and approximated fair value and was included in “Note receivable from a subsidiary” in our Condensed Balance Sheets.

Equity

In connection with our acquisition of Fibrek, Resolute FP Canada Inc., paid us $43 million in 2012 in exchange for the 3.3 million shares of our common stock that were distributed to Fibrek’s shareholders as partial consideration for the Fibrek shares purchased by Resolute FP Canada Inc.

On May 22, 2012, our Board of Directors approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million. In 2012, we repurchased 5,610,152 shares at a cost of $67 million. The repurchases of shares were funded by our subsidiaries ($51 million from Resolute FP US Inc. and $16 million from Resolute FP Canada Inc.).

On December 31, 2010, we issued 17,010,728 shares of unregistered common stock to Donohue as part of an internal tax restructuring contemplated by the Plans of Reorganization. The shares were issued to Donohue in exchange for all of the outstanding shares of common stock of two of Donohue’s wholly-owned subsidiaries (each of which also was an indirect wholly-owned subsidiary of ours), which have a fair value of $335 million. We recorded the issuance of these shares in additional paid-in capital in our Condensed Balance Sheets. The issuance of the shares to Donohue was made without registration under the Securities Act in reliance on the exemption from registration provided under section 4(2) thereof.

Other

Some of our subsidiaries provide certain corporate administrative services on our behalf and certain of our subsidiaries, including legal, finance, tax, risk management, IT, executive management, payroll and employee benefits. As such, these subsidiaries have charged us a portion of their general and administrative expenses, based on specific identification or on an appropriate allocation key (e.g., sales, purchases, headcount, etc.) determined by the type of expense or department. In 2012, 2011 and 2010, these subsidiaries charged us $17 million, $23 million and $27 million, respectively, for certain corporate administrative expenses, which were recorded in “Selling, general and administrative expenses” in our Statements of Operations.

As discussed in Note D, “Financing Arrangements,” in 2012 and 2011, Resolute FP US Inc. paid on our behalf $85 million and $264 million, respectively, of principal amount of the 2018 Notes plus the redemption premiums (approximately $3 million and $10 million, respectively) and all interest on the notes (approximately $60 million and $85 million, respectively). Additionally, in 2011, Resolute FP US Inc. paid on our behalf $90 million of principal amount of the ANC promissory note plus $2 million of interest on the note. In 2010, Resolute FP US Inc. paid on our behalf $45 million relating to reorganization items, which were comprised of: (i) the backstop commitment agreement termination fee of $15 million discussed above, (ii) the exit financing costs of $27 million discussed above and (iii) other professional fees of $3 million.

In prior years, we had recorded a $32 million intercompany receivable for a tax benefit we recorded that was used to offset the current income tax liability of our U.S. subsidiaries with which we filed a consolidated U.S. income tax return. Since this intercompany receivable was due from subsidiaries that were also debtors in the Creditor Protection Proceedings and was subject to compromise by our subsidiaries, in 2009, we recorded a reserve for the entire balance of this intercompany receivable. Upon emergence from the Creditor Protection Proceedings, our debtor subsidiaries retained these liabilities. Accordingly, in 2010, we reversed this reserve in “Reserve for receivables from subsidiaries” in our Statements of Operations. Additionally, in 2012, 2011 and 2010, we recorded a tax benefit of $84 million, $85 million and $8 million, respectively, which will be used to offset the current income tax liability of our U.S. subsidiaries with which we file a consolidated U.S. income tax return; accordingly, we have recorded these amounts through intercompany.

As part of the agreements that Resolute FP Canada Inc. entered into with the provinces of Quebec and Ontario for funding relief with respect to aggregate solvency deficits in its material Canadian registered pension plans, Resolute FP Canada Inc. agreed to a number of undertakings, one of which is a restriction on the payment of dividends to us. For additional information, see Note 18, “Pension and Other Postretirement Benefit Plans – Canadian pension funding,” to the Consolidated Financial Statements.

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Sanction Order, dated September 23, 2010 (incorporated by reference from Exhibit 2.1 of AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

2.2*	Confirmation Order, dated November 23, 2010, which includes the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated November 16, 2010 (as amended) (incorporated by reference from Exhibit 2.2 of AbitibiBowater Inc.’s Current Report on Form 8-K filed November 30, 2010, SEC File No. 001-33776).

2.3*	CCAA Plan of Reorganization and Compromise, dated August 2, 2010 (incorporated by reference from Exhibit 99.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed August 5, 2010, SEC File No. 001-33776).

2.4*	Share Purchase Agreement, dated December 10, 2012, among The Province of Nova Scotia, Bowater Canadian Limited, The Daily Herald Company and Resolute Forest Products Inc. (incorporated by reference from Exhibit 2.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed December 14, 2012, SEC File No. 001-33776).

3.1**	Amended and Restated Certificate of Incorporation of AbitibiBowater Inc. (restated solely for purposes of Item 601(b)(3) of Regulation S-K).

3.2*	Third Amended and Restated By-laws of AbitibiBowater Inc. (incorporated by reference from Exhibit 3(ii) to AbitibiBowater Inc.’s Form 8-A filed on December 9, 2010).

4.1*	Secured Promissory Note, dated January 14, 2011, made by Augusta Newsprint Company LLC in favor of Woodbridge International Holdings Limited (incorporated by reference from Exhibit 4.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

4.2*	Amended and Restated Indenture, dated as of May 12, 2011, among AbitibiBowater Inc., each of the guarantors from time to time party hereto, as guarantors, and Wells Fargo Bank, National Association, as trustee and as collateral agent (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 16, 2011, SEC File No. 001-33776).

4.3*	Form of 10.25% Senior Note due 2018 (included in Exhibit 4.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 16, 2011, SEC File No. 001-33776).

4.4*	Second Supplemental Indenture, dated as of March 9, 2012, among AbitibiBowater Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed May 10, 2012, SEC File No. 001-33776).

10.1*	ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., Bowater Incorporated, Abitibi-Consolidated Corp., Abitibi-Consolidated Inc., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed December 15, 2010, SEC File No. 001-33776).

10.2*	Stock Purchase Agreement, dated as of December 23, 2010, among Woodbridge International Holdings Limited, The Woodbridge Company Limited, Abitibi Consolidated Sales Corporation, AbitibiBowater Inc., Augusta Newsprint Company and Augusta Newsprint Inc. (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

Exhibit No.	Description

10.3*	Securities Purchase Agreement, dated February 11, 2011, among AbiBow Canada Inc., Caisse de depot et placement du Quebec and CDP Investissements Inc., as vendors, and Infra H2O GP Partners Inc., Infra H2O LP Partners Inc. and BluEarth Renewables Inc., as the purchaser (incorporated by reference from Exhibit 2.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 17, 2011, SEC File No. 001-33776).

†10.4*	AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.5*	AbitibiBowater 2010 DC Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.5 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.6*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.7*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Director Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.8*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.9*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.13 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 29, 2012, SEC File No. 001-33776).

†10.10*	AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.14 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 29, 2012, SEC File No. 001-33776).

†10.11*	AbitibiBowater Executive Restricted Stock Unit Plan, effective as of April 1, 2011 (incorporated by reference from Exhibit 10.13 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.12*	2011 AbitibiBowater Inc. Short-Term Incentive Plan (incorporated by reference from Exhibit 10.16 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 29, 2012, SEC File No. 001-33776).

†10.13*	Summary of 2012 AbitibiBowater Inc. Short-Term Incentive Plan (incorporated by reference from Exhibit 10.17 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 29, 2012, SEC File No. 001-33776).

†10.14*	Offer Letter between Yves Laflamme and AbitibiBowater Inc., dated October 26, 2010 (incorporated by reference from Exhibit 10.23 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.15*	Employment Agreement between Yves Laflamme and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

†10.16*	Executive Employment Agreement between AbitibiBowater Inc. and Richard Garneau, dated January 1, 2011 (incorporated by reference from Exhibit 10.26 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

Exhibit No.	Description

†10.17*	Change in Control Agreement between AbitibiBowater Inc. and Richard Garneau, dated January 1, 2011 (incorporated by reference from Exhibit 10.27 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.18*	Employment Agreement between Alain Boivin and AbitibiBowater Inc., dated February 22, 2011 (incorporated by reference from Exhibit 10.28 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.19*	Offer Letter between John Lafave and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.29 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.20*	Offer Letter between Jo-Ann Longworth and AbitibiBowater Inc., dated July 25, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011, SEC File No. 001-33776).

†10.21*	Offer Letter between Pierre Laberge and AbitibiBowater Inc., dated June 9, 2011 (incorporated by reference from Exhibit 10.35 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 29, 2012, SEC File No. 001-33776).

†10.22*	Director compensation program chart (incorporated by reference from Exhibit 10.36 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 29, 2012, SEC File No. 001-33776).

†10.23*	Retirement Compensation Trust Agreement (with Letter of Credit) between AbiBow Canada Inc. and AbitibiBowater Inc. and CIBC Mellon Trust Company, dated and effective as of November 1, 2011 (incorporated by reference from Exhibit 10.39 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 29, 2012, SEC File No. 001-33776).

†10.24*	Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Ontario, dated November 10, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Province of Ontario (incorporated by reference from Exhibit 10.32 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.25*	Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Quebec, dated September 13, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Government of Quebec (incorporated by reference from Exhibit 10.33 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

10.26*	Settlement Agreement, dated as of August 24, 2010, between AbitibiBowater Inc., Abitibi-Consolidated Company of Canada, Abitibi-Consolidated Inc. and AbitibiBowater Canada Inc. and The Government of Canada (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010, SEC File No. 001-33776).

10.27*	Amendment No. 1, dated as of April 28, 2011, to the ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., the subsidiaries of AbitibiBowater party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 16, 2011, SEC File No. 001-33776).

10.28*	Amendment No. 2, dated October 28, 2011, to ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., AbiBow US Inc. (f/k/a Bowater Incorporated) and AbiBow Recycling LLC (f/k/a Abitibi-Consolidated Corp.) and AbiBow Canada Inc. (f/k/a Abitibi-Consolidated Inc.), and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed October 31, 2011, SEC File No. 001-33776).

10.29*	Lock-up Agreement between AbitibiBowater Inc. and Fairfax Financial Holdings Limited, dated as of November 28, 2011 (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

10.30*	Lock-up Agreement between AbitibiBowater Inc. and Oakmont Capital Inc., dated as of November 28, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

Exhibit No.	Description

10.31*	Lock-up Agreement between AbitibiBowater Inc. and Dalal Street, LLC, dated as of November 28, 2011 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Current Report on Form 8-K filed November 29, 2011, SEC File No. 001-33776).

†10.32*	2012 AbitibiBowater Inc. Short-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed May 10, 2012, SEC File No. 001-33776).

†10.33*	Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated March 19, 2012 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed May 10, 2012, SEC File No. 001-33776).

†10.34*	Resolute Forest Products DC Make-up Program, effective January 1, 2012 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed May 10, 2012, SEC File No. 001-33776).

10.35*	Waiver and Amendment No. 3, dated as of March 21, 2012, under and to the ABL Credit Agreement, dated as of December 9, 2010, among AbitibiBowater Inc., the subsidiaries of AbitibiBowater party thereto, the lenders party thereto from time to time and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed May 10, 2012, SEC File No. 001-33776).

†10.36*	Resolute Forest Products Inc. Severance Policy – Chief Executive Officer and Direct Reports, effective as of August 1, 2012 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed August 9, 2012, SEC File No. 001-33776).

†10.37*	First Amendment to the AbitibiBowater 2010 DC Supplemental Executive Retirement Plan, effective as of December 31, 2011 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012, SEC File No. 001-33776).

†10.38*	Resolute Forest Products Equity Incentive Plan (previously named the AbitibiBowater Inc. 2010 Equity Incentive Plan), effective as of December 9, 2010 (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012, SEC File No. 001-33776).

†10.39*	Resolute Forest Products Outside Director Deferred Compensation Plan (previously named the AbitibiBowater Inc. Outside Director Deferred Compensation Plan), effective as of April 1, 2011 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012, SEC File No. 001-33776).

†10.40*	Summary of 2013 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed February 28, 2013, SEC File No. 001-33776).

†10.41**	Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc.

Exhibit No.	Description

†10.42**	AbiBow Canada Inc. and AbitibiBowater Inc. Security Protocol with respect to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan and the AbiBow Canada SERP, amended and restated effective April 1, 2012.

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

24.1**	Power of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.

†	This is a management contract or compensatory plan or arrangement.

**	Filed with this Form 10-K.

***	Interactive data files furnished with this Form 10-K, which represent the following materials from this Form 10-K formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in (Deficit) Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements and (vii) Schedule I – Resolute Forest Products Inc. Condensed Financial Statements and Notes. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.