Form 10-Q
period 2013-03-31
Resolute Forest Products Inc.
filed 2013-05-10
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑   No ☐

As of April 30, 2013, there were 94,762,566 shares of Resolute Forest Products Inc. common stock outstanding.

RESOLUTE FOREST PRODUCTS INC.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Sales	$1,074	$1,054
Costs and expenses:
Cost of sales, excluding depreciation and amortization	857	836
Depreciation and amortization	60	57
Distribution costs	123	121
Selling, general and administrative expenses	44	32
Closure costs, impairment and other related charges	40	5
Net gain on disposition of assets	–	(23)
Operating (loss) income	(50)	26
Interest expense	(14)	(16)
Other income, net	18	13
(Loss) income before income taxes	(46)	23
Income tax benefit	41	10
Net (loss) income including noncontrolling interests	(5)	33
Net income attributable to noncontrolling interests	–	(10)
Net (loss) income attributable to Resolute Forest Products Inc.	$(5)	$23

Net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.05)	$0.23
Diluted	(0.05)	0.23
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	94.8	97.1
Diluted	94.8	97.1

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in millions)

	Three Months Ended March 31,
	2013	2012
Net (loss) income including noncontrolling interests	$(5)	$ 33
Other comprehensive (loss) income:
Change in unamortized prior service costs and credits, net of tax of $0 in both 2013 and 2012	(1)	2
Change in unamortized actuarial gains and losses, net of tax of $2 and $0 in 2013 and 2012, respectively	4	(2)
Foreign currency translation	(2)	3
Other comprehensive income, net of tax	1	3
Comprehensive (loss) income including noncontrolling interests	(4)	36
Less: Comprehensive income attributable to noncontrolling interests:
Net income	–	(10)
Comprehensive income attributable to noncontrolling interests	–	(10)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(4)	$ 26

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except per share amount)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$ 215	$ 263
Accounts receivable, net:
Trade	586	576
Other	121	121
Inventories, net	584	545
Deferred income tax assets	55	56
Other current assets	71	58
Total current assets	1,632	1,619
Fixed assets, net	2,386	2,440
Amortizable intangible assets, net	68	69
Deferred income tax assets	1,957	2,002
Other assets	188	194
Total assets	$ 6,231	$ 6,324

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$ 592	$ 581
Current portion of long-term debt	3	2
Total current liabilities	595	583
Long-term debt, net of current portion	529	532
Pension and other postretirement benefit obligations	1,891	1,946
Deferred income tax liabilities	28	75
Other long-term liabilities	69	72
Total liabilities	3,112	3,208
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.0 shares issued and 94.8 shares outstanding as of March 31, 2013 and December 31, 2012	–	–
Additional paid-in capital	3,746	3,730
Retained earnings	33	38
Accumulated other comprehensive loss	(613)	(614)
Treasury stock at cost, 22.2 shares as of March 31, 2013 and December 31, 2012	(61)	(61)
Total Resolute Forest Products Inc. shareholders’ equity	3,105	3,093
Noncontrolling interests	14	23
Total equity	3,119	3,116
Total liabilities and equity	$ 6,231	$ 6,324

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited, in millions)

	Three Months Ended March 31, 2013
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2012	$–	$3,730	$38	$(614)	$(61)	$23	$3,116
Share-based compensation costs for equity-classified awards	–	2	–	–	–	–	2
Net loss	–	–	(5)	–	–	–	(5)
Contribution of capital from noncontrolling interest (Note 11)	–	–	–	–	–	5	5
Acquisition of noncontrolling interest (Note 4 and Note 11)	–	14	–	–	–	(14)	–
Other comprehensive income, net of tax	–	–	–	1	–	–	1
Balance as of March 31, 2013	$–	$3,746	$33	$(613)	$(61)	$14	$3,119

	Three Months Ended March 31, 2012
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2011	$–	$3,687	$41	$(311)	$–	$60	$3,477
Share-based compensation costs for equity-classified awards	–	1	–	–	–	–	1
Net income	–	–	23	–	–	10	33
Other comprehensive income, net of tax	–	–	–	3	–	–	3
Balance as of March 31, 2012	$–	$3,688	$64	$(308)	$–	$70	$3,514

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income including noncontrolling interests	$(5)	$33
Adjustments to reconcile net (loss) income including noncontrolling interests to net cash (used in) provided by operating activities:
Share-based compensation	2	1
Depreciation and amortization	60	57
Closure costs, impairment and other related charges	37	5
Inventory write-downs related to closures	4	–
Deferred income taxes	(41)	(14)
Net pension contributions	(16)	(18)
Net gain on disposition of assets	–	(23)
Loss (gain) on translation of foreign currency denominated deferred income taxes	35	(30)
(Gain) loss on translation of foreign currency denominated pension and other postretirement benefit obligations	(35)	24
Note payable forgiveness gain (Note 4)	(12)	–
Changes in working capital:
Accounts receivable	(9)	56
Inventories	(43)	(26)
Other current assets	(11)	(5)
Accounts payable and accrued liabilities	18	(9)
Other, net	(4)	6
Net cash (used in) provided by operating activities	(20)	57
Cash flows from investing activities:
Cash invested in fixed assets	(40)	(39)
Disposition of assets	2	26
Decrease in restricted cash	2	4
Decrease (increase) in deposit requirements for letters of credit, net	1	(7)
Net cash used in investing activities	(35)	(16)
Cash flows from financing activities:
Payments of debt	(1)	–
Contribution of capital from noncontrolling interest	8	–
Net cash provided by financing activities	7	–
Net (decrease) increase in cash and cash equivalents	(48)	41
Cash and cash equivalents:
Beginning of period	263	369
End of period	$215	$410

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Nature of operations

Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry; operating pulp and paper mills and wood products facilities in the United States, Canada and South Korea, and power generation assets in Canada. We offer a diverse range of products, including newsprint, specialty papers, market pulp and wood products.

Financial statements

Our interim consolidated financial statements are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited interim consolidated financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013. Certain prior period amounts in our footnotes have been reclassified to conform to the 2013 presentation.

Note 2. Closure Costs, Impairment and Other Related Charges

Closure costs, impairment and other related charges for the three months ended March 31, 2013 were comprised of the following:

(Unaudited, in millions)	Accelerated Depreciation	Pension Plan Settlement Gain	Severance and Other Costs	Total
Indefinite idlings:
Paper machine in Calhoun, Tennessee (1)	$35	$ –	$2	$37
Kraft mill and paper machine in Fort Frances, Ontario	–	–	4	4
Other	–	(1)	–	(1)
	$35	$ (1)	$6	$40

(1)

Following our acquisition of the noncontrolling interest in Calhoun Newsprint Company (“CNC”), we indefinitely idled a paper machine at the Calhoun mill on March 12, 2013, resulting in accelerated depreciation charges to reduce the carrying value of the assets to reflect their revised estimated remaining useful lives. For additional information regarding our acquisition of the noncontrolling interest in CNC, see Note 4, “Other Income, Net.”

Closure costs, impairment and other related charges for the three months ended March 31, 2012 were comprised of the following:

(Unaudited, in millions)	Pension Plan Curtailment Losses	Severance and Other Costs	Total
Restructuring initiative:
Baie-Comeau, Quebec paper mill	$2	$2	$4
Other	2	(1)	1
	$4	$1	$5

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 3. Net Gain on Disposition of Assets

During the three months ended March 31, 2012, we sold a portion of our Mersey timberlands in Nova Scotia and various other assets for proceeds of $26 million, resulting in a net gain on disposition of assets of $23 million.

Note 4. Other Income, Net

Other income, net for the three months ended March 31, 2013 and 2012 was comprised of the following:

(Unaudited, in millions)	2013	2012
Foreign exchange (loss) gain	$(5)	$12
Post-emergence costs (1)	–	(2)
Income from equity method investments	–	1
Interest income	1	1
Note payable forgiveness gain (2)	12	–
Gain on liquidation settlement (3)	9	–
Miscellaneous income	1	1
	$18	$13

(1)

Primarily represents ongoing legal and other professional fees for the resolution and settlement of disputed creditor claims, as well as costs for other post-emergence activities associated with the creditor protection proceedings, from which we emerged on December 9, 2010.

(2)

On March 11, 2013, we acquired the noncontrolling interest in CNC, which was previously owned 51% by us and included in our consolidated financial statements on a fully consolidated basis. As a result, CNC became a wholly-owned subsidiary of ours. In connection with this transaction, we recognized a gain on the forgiveness of a $12 million note issued by CNC. The acquisition of the noncontrolling interest in CNC was accounted for as an equity transaction.

(3)

On February 2, 2010, Bridgewater Paper Company Limited (“BPCL”), a subsidiary of ours, filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended. As a result, we became a creditor of BPCL and lost control over their operations. In connection with our claims, we received a liquidation settlement of $9 million in March 2013.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Accumulated Other Comprehensive Loss

The change in our accumulated other comprehensive loss by component (net of tax) for the three months ended March 31, 2013 was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2012	$ 21	$ (640)	$ 5	$ (614)
Other comprehensive loss before reclassifications	–	–	(2)	(2)
Amounts reclassified from accumulated other comprehensive loss (1)	(1)	4	–	3
Net current period other comprehensive (loss) income	(1)	4	(2)	1
Balance as of March 31, 2013	$ 20	$ (636)	$ 3	$ (613)

(1)	See the table below for details about these reclassifications.

The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2013 were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations

Unamortized Prior Service Credits
Amortization of prior service credits	$ (1)	Cost of sales, excluding depreciation and amortization (1)
	–	Income tax benefit

	$ (1)	Net of tax

Unamortized Actuarial Losses
Amortization of actuarial losses	$ 6	Cost of sales, excluding depreciation and amortization (1)
	(2)	Income tax benefit

	$ 4	Net of tax

Total Reclassifications	$ 3	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and other postretirement benefit (“OPEB”) plans summarized in Note 10, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 6. Net (Loss) Income Per Share

The weighted-average number of common shares outstanding used to calculate basic and diluted net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders was 94.8 million for the three months ended March 31, 2013 and 97.1 million for the three months ended March 31, 2012.

For the three months ended March 31, 2013 and 2012, no adjustments to net (loss) income attributable to Resolute Forest Products Inc. common shareholders were necessary to calculate basic and diluted net (loss) income per share.

For the three months ended March 31, 2013, option shares of 1.5 million and equity-classified restricted stock units (“RSUs”) and deferred stock units (“DSUs”) of 0.8 million were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive. For the three months ended March 31, 2012, the dilutive impact of 0.9 million option shares and 0.4 million equity-classified RSUs and DSUs on the weighted-average number of common shares outstanding used to calculate diluted net income per share was nominal.

Note 7. Inventories, Net

Inventories, net as of March 31, 2013 and December 31, 2012 were comprised of the following:

(Unaudited, in millions)	March 31, 2013	December 31, 2012
Raw materials and work in process	$198	$181
Finished goods	209	188
Mill stores and other supplies	177	176
	$584	$545

During the three months ended March 31, 2013, we recorded charges of $4 million for write-downs of inventory primarily as a result of the indefinite idling of a paper machine in Calhoun. These charges were included in “Cost of sales, excluding depreciation and amortization” in our Consolidated Statements of Operations.

Note 8. Severance Related Liabilities

The activity in our severance related liabilities for the three months ended March 31, 2013 was as follows:

(Unaudited, in millions)	2013 Initiatives	2012 Initiatives	2011 Initiatives	Total
Balance as of December 31, 2012	$ –	$ 13	$ 2	$ 15
Charges	2	3	–	5
Payments	–	(8)	(1)	(9)
Balance as of March 31, 2013	$ 2	$ 8	$ 1	$ 11

During the three months ended March 31, 2013, we recorded employee termination costs primarily as a result of the indefinite idling of a paper machine in Calhoun and the indefinite idling of the kraft mill and a paper machine in Fort Frances. The majority of the remaining severance liability is expected to be paid in 2013.

Employee termination costs were included in “Cost of sales, excluding depreciation and amortization,” “Selling, general and administrative expenses” or “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations. The severance accruals were included in “Accounts payable and accrued liabilities” and “Other long-term liabilities” in our Consolidated Balance Sheets.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 9. Long-Term Debt

Overview

Long-term debt, including current portion, as of March 31, 2013 and December 31, 2012 was comprised of the following:

(Unaudited, in millions)	March 31, 2013	December 31, 2012
10.25% senior secured notes due 2018:
Principal amount	$501	$501
Unamortized premium	26	27
Total senior secured notes due 2018	527	528

Other debt:
PSIF – Investissement Quebec loan	2	3
Capital lease obligation	3	3
Total other debt	5	6

Total debt	532	534
Less: Current portion of long-term debt	(3)	(2)
Long-term debt, net of current portion	$529	$532

Senior secured notes

Our 10.25% senior secured notes (the “2018 Notes”) have a maturity date of October 15, 2018. Interest is payable on the notes on April 15 and October 15 of each year until maturity. The fair value of the 2018 Notes was $580 million and $576 million as of March 31, 2013 and December 31, 2012, respectively, and was determined by reference to quoted market prices (Level 1).

On April 24, 2013, we commenced a tender offer, in connection with which we also solicited consents from tendering holders of 2018 Notes to amend the terms of the governing indenture to eliminate substantially all of the restrictive covenants and certain events of default under the indenture and to release the collateral securing the obligations under the 2018 Notes. On May 8, 2013, we completed a private offering of $600 million aggregate principal amount of our 5.875% senior notes due 2023 (the “2023 Notes”) and used the net proceeds to repurchase $497 million of tendered 2018 Notes. For additional information, see Note 15, “Subsequent Events.”

ABL Credit Facility

Our senior secured credit facility (the “ABL Credit Facility”), as amended, has a maturity date of October 28, 2016 and provides an asset-based revolving credit facility of up to $600 million at any time, subject to borrowing base availability. As of March 31, 2013, we had no borrowings and $54 million of letters of credit outstanding under the ABL Credit Facility. As of March 31, 2013, we had $537 million of availability under the ABL Credit Facility, which was comprised of $302 million for the U.S. borrowers (Resolute Forest Products Inc., Resolute FP US Inc. and AbiBow Recycling LLC) and $235 million for the Canadian borrower (Resolute FP Canada Inc.).

On April 29, 2013, we entered into an agreement to add a lender and to increase the aggregate commitments of the ABL Credit Facility by $65 million to $665 million. For additional information, see Note 15, “Subsequent Events.”

PSIF – Investissement Quebec

Our loan granted by Investissement Quebec through the Soutien à l’industrie forestière program (“PSIF”) is interest-free and payable in monthly installments over a maximum of four years, starting December 31, 2010. Under the loan agreement, we must comply with certain restrictive covenants, including the requirement to meet certain financial ratios. As of March 31, 2013, the fair value of the loan approximated its carrying value of $2 million. The fair value was determined by discounting the cash flows using a current interest rate (4.4%) for financial instruments with similar characteristics and maturities (Level 3).

Capital lease obligation

We have a capital lease obligation for a warehouse, which can be renewed for 20 years at our option. Minimal payments are determined by an escalatory price clause.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 10. Employee Benefit Plans

Pension and OPEB plans

The components of net periodic benefit cost relating to our pension and OPEB plans for the three months ended March 31, 2013 and 2012 were as follows:

	Pension Plans		OPEB Plans
(Unaudited, in millions)	2013	2012	2013	2012
Service cost	$8	$9	$1	$1
Interest cost	70	76	4	5
Expected return on plan assets	(78)	(84)	–	–
Amortization of actuarial losses	6	–	–	–
Amortization of prior service credits	(1)	–	–	–
Settlement and curtailments	(1)	4	–	–
	$4	$5	$5	$6

Event impacting net periodic benefit cost for the three months ended March 31, 2012

In March 2012, we incurred a curtailment loss of $4 million primarily due to the announcement of a workforce reduction at our Baie-Comeau paper mill, which resulted in the elimination of approximately 90 positions. This loss was included in the net periodic benefit cost of our pension plans, which was recorded in “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations for the three months ended March 31, 2012.

Defined contribution plans

The expense for our defined contribution plans totaled $6 million for both the three months ended March 31, 2013 and 2012.

Canadian pension funding

On April 26, 2013, we reached an agreement in principle with our stakeholders in Quebec, the provincial government, and its pension regulator concerning the previously-disclosed funding relief measures, solvency deficit and corrective measures related to our material Canadian registered pension plans. For additional information, see Note 15, “Subsequent Events.”

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 11. Income Taxes

The income tax benefit attributable to (loss) income before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three months ended March 31, 2013 and 2012 as a result of the following:

(Unaudited, in millions)	2013	2012
(Loss) income before income taxes	$(46)	$23

Income tax benefit:
Expected income tax benefit (provision)	16	(8)
Changes resulting from:
Valuation allowance	35	3
Adjustments for unrecognized tax benefits	–	4
Foreign exchange	(1)	7
Reorganization-related and other tax adjustments	–	(3)
Research and development tax incentives	–	2
State income taxes and foreign tax rate differences	(3)	2
Other, net	(6)	3
	$41	$10

During the three months ended March 31, 2013, we reversed $35 million of valuation allowance, primarily related to available U.S. capital losses which are now expected to be utilized in the future, as a result of the acquisition of the noncontrolling interest in CNC. During the three months ended March 31, 2012, we recorded benefits of $4 million for previously unrecognized tax benefits, following the conclusion of tax examinations related to prior year research and development tax incentive claims.

As a result of the contribution of capital from the noncontrolling interest and the subsequent acquisition of the noncontrolling interest in CNC, we established a deferred income tax provision of $3 million. Since this acquisition was accounted for as an equity transaction, as discussed in Note 4, “Other Income, Net,” the recording of this deferred tax provision resulted in a reduction of “Additional paid-in capital” in our Consolidated Balance Sheet as of March 31, 2013.

Note 12. Commitments and Contingencies

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

Effective July 31, 2012, we completed the second step transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (“Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have reserved approximately Cdn$14 million ($14 million, based on the exchange rate in effect on March 31, 2013) for the eventual payment of those claims.

On June 12, 2012, we filed a motion for directives with the Quebec Superior Court in Canada, the court with jurisdiction in our 2010 creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada), seeking an order to prevent pension regulators in each of Quebec, New Brunswick and Newfoundland and Labrador from declaring partial

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the creditor protection proceedings. These plans are subject to the funding relief regulations described in Note 18, “Pension and Other Postretirement Benefit Plans - Canadian pension funding,” to our consolidated financial statements for the year ended December 31, 2012 and we contend, among other things, that any such declaration, if issued, would be inconsistent with the court’s sanction order confirming the plan of reorganization and the terms of our emergence from the creditor protection proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could exceed $150 million, would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.

Information on our commitments and contingencies is presented in Note 20, “Commitments and Contingencies,” included in our consolidated financial statements for the year ended December 31, 2012. There has been no material development to the commitments and contingencies described in our consolidated financial statements for the year ended December 31, 2012.

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

Information about certain segment data for the three months ended March 31, 2013 and 2012 was as follows:

(Unaudited, in millions)	Newsprint	Coated Papers	Specialty Papers	Market Pulp (1)	Wood Products	Corporate and Other	Consolidated Total
Sales
First quarter 2013	$356	$102	$238	$240	$138	$–	$1,074
First quarter 2012	416	128	272	127	111	–	1,054

Depreciation and amortization
First quarter 2013	$18	$9	$10	$13	$9	$1	$60
First quarter 2012	18	10	12	8	9	–	57

Operating (loss) income (2)
First quarter 2013	$(2)	$(3)	$9	$(4)	$16	$(66)	$(50)
First quarter 2012	21	(1)	15	(21)	(6)	18	26

(1)	Market pulp sales excluded inter-segment sales of $5 million and $11 million for the three months ended March 31, 2013 and 2012, respectively.

(2)	Corporate and other operating loss for the three months ended March 31, 2013 and 2012 included the following significant items:

(Unaudited, in millions)	2013	2012
Net gain on disposition of assets	$–	$23
Closure costs, impairment and other related charges	(40)	(5)
Inventory write-downs related to closures	(4)	–
Employee termination costs	–	(2)
Transaction costs	(3)	(4)
Start up costs of idled mill	(15)	–
	$(62)	$12

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 14. Condensed Consolidating Financial Information

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

The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012, the Balance Sheets as of March 31, 2013 and December 31, 2012 and the Statements of Cash Flows for the three months ended March 31, 2013 and 2012 for Resolute Forest Products Inc. (the “Parent”), the Guarantor Subsidiaries on a combined basis and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended March 31, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$ –	$ 847	$ 688	$ (461)	$ 1,074
Costs and expenses:
Cost of sales, excluding depreciation and amortization	–	778	533	(454)	857
Depreciation and amortization	–	25	35	–	60
Distribution costs	–	43	82	(2)	123
Selling, general and administrative expenses	5	12	27	–	44
Closure costs, impairment and other related charges	–	37	3	–	40
Operating (loss) income	(5)	(48)	8	(5)	(50)
Interest expense	(32)	–	(2)	20	(14)
Other income, net	–	34	4	(20)	18
Parent’s equity in income of subsidiaries	21	–	–	(21)	–
(Loss) income before income taxes	(16)	(14)	10	(26)	(46)
Income tax benefit (provision)	11	36	(7)	1	41
Net (loss) income including noncontrolling interests	(5)	22	3	(25)	(5)
Net income attributable to noncontrolling interests	–	–	–	–	–
Net (loss) income attributable to Resolute Forest Products Inc.	$ (5)	$ 22	$ 3	$ (25)	$ (5)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$ (4)	$ 23	$ 3	$ (26)	$ (4)

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$ –	$ 716	$ 734	$ (396)	$ 1,054
Costs and expenses:
Cost of sales, excluding depreciation and amortization	–	654	578	(396)	836
Depreciation and amortization	–	24	33	–	57
Distribution costs	–	32	89	–	121
Selling, general and administrative expenses	6	15	11	–	32
Closure costs, impairment and other related charges	–	–	5	–	5
Net gain on disposition of assets	–	–	(23)	–	(23)
Operating (loss) income	(6)	(9)	41	–	26
Interest expense	(54)	(1)	(1)	40	(16)
Other income, net	–	43	10	(40)	13
Parent’s equity in income of subsidiaries	61	–	–	(61)	–
Income before income taxes	1	33	50	(61)	23
Income tax benefit (provision)	22	(15)	3	–	10
Net income including noncontrolling interests	23	18	53	(61)	33
Net income attributable to noncontrolling interests	–	–	(10)	–	(10)
Net income attributable to Resolute Forest Products Inc.	$ 23	$ 18	$ 43	$ (61)	$ 23
Comprehensive income attributable to Resolute Forest Products Inc.	$ 26	$ 18	$ 46	$ (64)	$ 26

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ –	$ 122	$ 93	$ –	$ 215
Accounts receivable, net	–	436	271	–	707
Accounts receivable from affiliates	19	368	117	(504)	–
Inventories, net	–	221	372	(9)	584
Deferred income tax assets	–	11	44	–	55
Note and interest receivable from parent	–	342	–	(342)	–
Note receivable from subsidiary	41	–	–	(41)	–
Other current assets	–	22	49	–	71
Total current assets	60	1,522	946	(896)	1,632
Fixed assets, net	–	908	1,478	–	2,386
Amortizable intangible assets, net	–	–	68	–	68
Deferred income tax assets	–	593	1,362	2	1,957
Notes receivable from affiliates	–	530	–	(530)	–
Note receivable from parent	–	270	–	(270)	–
Investments in and advances to consolidated subsidiaries	4,928	2,038	–	(6,966)	–
Other assets	–	119	69	–	188
Total assets	$ 4,988	$ 5,980	$ 3,923	$ (8,660)	$ 6,231

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$ 25	$ 212	$ 355	$ –	$ 592
Current portion of long-term debt	–	–	3	–	3
Accounts payable to affiliates	384	120	–	(504)	–
Note and interest payable to subsidiary	342	–	–	(342)	–
Note payable to parent	–	–	41	(41)	–
Total current liabilities	751	332	399	(887)	595
Long-term debt, net of current portion	527	2	–	–	529
Long-term debt due to subsidiary	270	–	–	(270)	–
Long-term debt due to affiliate	–	–	530	(530)	–
Pension and other postretirement benefit obligations	–	561	1,330	–	1,891
Deferred income tax liabilities	–	–	28	–	28
Other long-term liabilities	–	28	41	–	69
Total liabilities	1,548	923	2,328	(1,687)	3,112
Total equity	3,440	5,057	1,595	(6,973)	3,119
Total liabilities and equity	$ 4,988	$ 5,980	$ 3,923	$ (8,660)	$ 6,231

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET As of December 31, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 5	$ 171	$ 87	$ –	$ 263
Accounts receivable, net	–	383	366	(52)	697
Accounts receivable from affiliates	–	262	211	(473)	–
Inventories, net	–	221	328	(4)	545
Deferred income tax assets	–	11	45	–	56
Notes and interest receivable from parent	–	593	–	(593)	–
Notes receivable from affiliates	–	9	138	(147)	–
Note receivable from subsidiary	41	–	–	(41)	–
Other current assets	–	18	40	–	58
Total current assets	46	1,668	1,215	(1,310)	1,619
Fixed assets, net	–	908	1,532	–	2,440
Amortizable intangible assets, net	–	–	69	–	69
Deferred income tax assets	–	595	1,406	1	2,002
Note receivable from affiliate	–	531	–	(531)	–
Investments in and advances to consolidated subsidiaries	4,850	2,089	–	(6,939)	–
Other assets	–	98	96	–	194
Total assets	$ 4,896	$ 5,889	$ 4,318	$ (8,779)	$ 6,324

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$ 11	$ 198	$ 424	$ (52)	$ 581
Current portion of long-term debt	–	–	2	–	2
Accounts payable to affiliates	336	135	2	(473)	–
Notes and interest payable to subsidiaries	593	–	–	(593)	–
Notes payable to affiliates	–	138	9	(147)	–
Note payable to parent	–	–	41	(41)	–
Total current liabilities	940	471	478	(1,306)	583
Long-term debt, net of current portion	528	3	1	–	532
Long-term debt due to affiliate	–	–	531	(531)	–
Pension and other postretirement benefit obligations	–	559	1,387	–	1,946
Deferred income tax liabilities	–	–	75	–	75
Other long-term liabilities	–	36	36	–	72
Total liabilities	1,468	1,069	2,508	(1,837)	3,208
Total equity	3,428	4,820	1,810	(6,942)	3,116
Total liabilities and equity	$ 4,896	$ 5,889	$ 4,318	$ (8,779)	$ 6,324

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Three Months Ended March 31, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$–	$ (50)	$30	$–	$(20)
Cash flows from investing activities:
Cash invested in fixed assets	–	(12)	(28)	–	(40)
Disposition of assets	–	–	2	–	2
Decrease in restricted cash	–	–	2	–	2
Decrease in deposit requirements for letters of credit, net	–	–	1	–	1
Advances (to) from affiliates	(5)	5	–	–	–
Net cash used in investing activities	(5)	(7)	(23)	–	(35)
Cash flows from financing activities:
Payments of debt	–	–	(1)	–	(1)
Contribution of capital from noncontrolling interest	–	8	–	–	8
Net cash provided by (used in) financing activities	–	8	(1)	–	7
Net (decrease) increase in cash and cash equivalents	(5)	(49)	6	–	(48)
Cash and cash equivalents:
Beginning of period	5	171	87	–	263
End of period	$–	$122	$93	$–	$215

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Three Months Ended March 31, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$–	$48	$ 9	$–	$57
Cash flows from investing activities:
Cash invested in fixed assets	–	(10)	(29)	–	(39)
Disposition of assets	–	–	26	–	26
Decrease in restricted cash	–	–	4	–	4
Increase in deposit requirements for letters of credit, net	–	–	(7)	–	(7)
Net cash used in investing activities	–	(10)	(6)	–	(16)
Cash flows from financing activities:
Net cash used in financing activities	–	–	–	–	–
Net increase in cash and cash equivalents	–	38	3	–	41
Cash and cash equivalents:
Beginning of period	–	128	241	–	369
End of period	$–	$166	$244	$–	$410

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 15. Subsequent Events

The following significant events occurred subsequent to March 31, 2013:

•	Concerning the previously-disclosed funding relief measures, solvency deficit and corrective measures related to our material Canadian registered pension plans, we have been working with our stakeholders, including employees, retirees and unions, and also the provincial governments of Quebec and Ontario and the related pension regulators, to address the matter. On April 26, 2013, we reached an agreement in principle with our stakeholders in Quebec, the provincial government, and its pension regulator. Under the agreement in principle, we would agree to make incremental contributions beyond the basic funding requirements under the existing framework in order to secure longer-term funding stability. We have started the process of engagement with our Ontario stakeholders and the provincial government of Ontario and its pension regulator.

•	On May 8, 2013, we completed a private offering of $600 million aggregate principal amount of our 5.875% senior notes due 2023. The 2023 Notes are unsecured and are guaranteed by substantially all of our U.S. subsidiaries, all of which also guaranteed our 2018 Notes. The 2023 Notes were sold at an offering price of 99.062% of the principal amount and, as a result, will be recorded in “Long-term debt” in our consolidated balance sheet at their fair value of $594 million, which reflects a discount of $6 million that will be amortized to “Interest expense” in our consolidated statement of operations, using the effective interest method over the term of the notes. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2013. In connection with the issuance of the notes, we incurred fees of approximately $10 million, which will be recorded as deferred financing costs in “Other assets” in our consolidated balance sheet and will be amortized to “Interest expense” in our consolidated statement of operations over the term of the notes.

•	We commenced a tender offer on April 24, 2013, in connection with which we also solicited consents from tendering holders of 2018 Notes to amend the terms of the governing indenture to eliminate substantially all of the restrictive covenants and certain events of default under the indenture and to release the collateral securing the obligations under the 2018 Notes. The tender offer and consent solicitation included an early tender deadline of May 7, 2013. As of the early tender deadline, approximately $497 million aggregate principal amount of the 2018 Notes (99% of the outstanding principal amount) had been tendered. Using proceeds from the sale of the 2023 Notes, we exercised on May 8, 2013, our option to purchase the 2018 Notes tendered before the early tender deadline. Consistent with the terms of the tender offer, we purchased the tendered 2018 Notes for aggregate consideration of $583 million, including accrued and unpaid interest of $4 million, and in connection with that purchase, we entered into a supplemental indenture to implement the changes to the 2018 Notes indenture and to release the collateral securing the 2018 Notes, as described above. As a result, in the second quarter of 2013, we will record a net loss on extinguishment of debt of $58 million, which will be recorded in “Other income, net” in our consolidated statement of operations. The tender offer remains outstanding and will continue through May 21, 2013.

•	On April 29, 2013, we entered into an agreement with the administrative agent for the ABL Credit Facility and Bank of America, N.A., Canadian Branch, in order to add Bank of America as a lender thereunder, and also increased the aggregate commitments of the ABL Credit Facility by $65 million to $665 million, subject to borrowing base limitations. These transactions closed on May 8, 2013, concurrent with the closing of the offering of the 2023 Notes.

RESOLUTE FOREST PRODUCTS INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is intended to help the reader understand Resolute Forest Products, our results of operations, cash flows and financial condition. The discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes contained in Item 1 – Financial Statements.

When we refer to “Resolute Forest Products,” “we,” “our,” “us” or the “Company,” we mean Resolute Forest Products Inc. with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF THIRD-PARTY DATA

Statements in this quarterly report on Form 10-Q that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts to reach resolution concerning the funding relief measures related to the material Canadian registered pension plans; efforts to continue to reduce costs and increase revenues and profitability, including our cost-reduction initiatives regarding selling, general and administrative expenses; business and operating outlook; assessment of market conditions; prospects, growth strategies and the industry in which we operate; strategies for achieving our goals generally; and our ability to repurchase or redeem our 10.25% senior secured notes due 2018 with the proceeds from the sale of our 5.875% senior notes due 2023. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.

The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this quarterly report on Form 10-Q include, but are not limited to, the potential risks and uncertainties set forth under the heading “Risk Factors” in Exhibit 99.4 to Resolute’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 24, 2013.

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

RESOLUTE FOREST PRODUCTS INC.

Market and industry data

Information about industry or general economic conditions contained in this quarterly report on Form 10-Q is derived from third-party sources and certain trade publications that we believe are widely accepted and accurate; however, we have not independently verified this information and cannot provide assurances of its accuracy.

OVERVIEW

Resolute Forest Products is a global leader in the forest products industry, with a diverse range of products, including newsprint, commercial printing papers, market pulp and wood products, which are marketed in close to 80 countries. We own or operate over 40 pulp and paper mills and wood products facilities in the U.S., Canada and South Korea, and power generation assets in Canada. By capacity, we are the largest producer of newsprint in the world, the largest producer of uncoated mechanical papers in North America and the biggest Canadian volume producer of wood products east of the Rockies. We are also a significant North American producer in coated papers and market pulp.

We report our activities in five business segments: newsprint, coated papers, specialty papers, market pulp and wood products. See “Results of Operations” below for further information about our business segments.

We are guided by our vision and values, focusing on safety, profitability, accountability, sustainability and teamwork, and we believe that the following elements best define us:

•

Competitive cost structure – as a result of aggressive cost reductions and mill rationalizations, today we compete as a leading, lower-cost North American producer. When compared to the company that filed for creditor protection in 2009, today we have dramatically lower fixed costs and a significantly lower breakeven point.

•

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

•	Financial strength – we make disciplined capital management a priority, and we strive to maintain a conservative capital structure.

Our Business

For information relating to our business, including our products, strategy, sustainable performance and development, and power generation assets, refer to our annual report on Form 10-K for the year ended December 31, 2012 (the “2012 annual report”). There has not been any material change in our business since December 31, 2012.

RESOLUTE FOREST PRODUCTS INC.

First Quarter Overview

We recorded an operating loss of $50 million in the first quarter, compared to operating income of $26 million in the first quarter of 2012. Excluding special items, operating income was $12 million, compared to $14 million in the year-ago period.

Our net loss in the first quarter was $5 million, or net income of $28 million, excluding special items, on sales of $1,074 million. This compares to net income of $23 million in the first quarter of 2012, or $7 million, excluding special items, on sales of $1,054 million.

We generated a net loss per common share of $0.05, compared to net income of $0.23 per share in the first quarter of 2012. Excluding special items, earnings per diluted share was $0.30, compared to $0.07 in the year-ago period.

Fibrek Inc.’s (“Fibrek”) results of operations have been included in our consolidated financial statements, in the market pulp segment, since May 2, 2012, the date we acquired a controlling interest. The amount of Fibrek’s sales and operating income included in our results for the first quarter were $102 million and $7 million, respectively.

Three Months Ended March 31, 2013	Operating income	Net income	EPS
(in millions, except per share amounts)	(loss)	(loss)
GAAP	$(50)	$(5)	$(0.05)
Adjustments for special items
Charge on non-cash translation of Canadian dollar net monetary assets	–	7	0.07
Closure costs, impairment and other related charges	40	25	0.27
Inventory write-downs related to closures	4	2	0.02
Start-up costs of idled mill	15	11	0.12
Transaction costs	3	3	0.03
Other income, net	–	(15)	(0.16)
GAAP, as adjusted for special items	$12	$28	$0.30

Three Months Ended March 31, 2012	Operating income	Net income	EPS
(in millions, except per share amounts)	(loss)	(loss)
GAAP	$26	$23	$0.23
Adjustments for special items
Gain on non-cash translation of Canadian dollar net monetary assets	–	(15)	(0.15)
Severance	2	1	0.01
Closure costs, impairment and other related charges	5	4	0.04
Net gain on disposition of assets	(23)	(12)	(0.12)
Post-emergence expenses	–	1	0.01
Transaction costs	4	4	0.04
Other income, net	–	(2)	(0.02)
Non-cash charge for reorganization-related and other tax adjustments	–	3	0.03
GAAP, as adjusted for special items	$14	$7	$0.07

RESOLUTE FOREST PRODUCTS INC.

RESULTS OF OPERATIONS

Consolidated Results

Selected Quarterly Financial Information

	Three Months Ended March 31,
(in millions, except per share amounts)	2013	2012
Sales	$1,074	$1,054
Operating (loss) income per segment
Newsprint	(2)	21
Coated papers	(3)	(1)
Specialty papers	9	15
Market pulp	(4)	(21)
Wood products	16	(6)
Corporate / other	(66)	18
Total	(50)	26
Net (loss) income	(5)	23
Net (loss) income per common share
Basic	$(0.05)	$0.23
Diluted	$(0.05)	0.23
Cash and cash equivalents	$215	$410
Total assets	6,231	6,336
Adjusted EBITDA [1]	$72	$71
Adjusted EBITDA margin [1]	6.7%	6.7%

1.	Earnings before interest expense, income taxes and depreciation, or “EBITDA”, adjusted EBITDA and adjusted EBITDA margin are not financial measures recognized under generally accepted accounting principles, or “GAAP”. EBITDA is calculated as net (loss) income including noncontrolling interests from the consolidated statements of operations, adjusted for interest expense, income taxes and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items such as foreign exchange translation gains and losses, employee termination costs, closure costs, impairment and other related charges, inventory write-downs related to closures, start up costs of idled mills, gains and losses on dispositions of assets, post-emergence costs, transaction costs and other charges or credits that are excluded from our segments’ performance from GAAP operating income (loss). Adjusted EBITDA margin is adjusted EBITDA expressed as a percentage of sales. We believe that using measures such as EBITDA, adjusted EBITDA and adjusted EBITDA margin is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our ongoing operations and financial performance from period to period.

	Three Months Ended March 31,
(in millions)	2013	2012
Net (loss) income including noncontrolling interests	$(5)	$33
Interest expense	14	16
Income tax benefit	(41)	(10)
Depreciation and amortization	60	57
EBITDA	$28	$96
Foreign exchange translation loss (gain)	5	(12)
Employee termination costs	–	2
Closure costs, impairment and other related charges	40	5
Inventory write-downs related to closures	4	–
Start up costs of idled mill	15	–
Net gain on disposition of assets	–	(23)
Post-emergence costs	–	2
Transaction costs	3	4
Other income, net	(23)	(3)
Adjusted EBITDA	$72	$71

First quarter 2013 vs. first quarter 2012

Operating (loss) income variance analysis

Sales

Sales rose by $20 million, or 1.9%, to $1,074 million, with the addition of Fibrek’s sales ($102 million) and gains in overall pricing outweighing the decline in volume ($97 million). The volume reduction is due mainly to our 2012 efforts to adjust to market dynamics by focusing our production in our most cost-effective mills, as a result of which we operated four fewer machines overall compared to the year-ago period. In 2012 and since then, we:

•	idled and subsequently sold our Mersey, Nova Scotia, newsprint mill, which can no longer be used to make paper;

•	restarted a high-gloss paper machine in Dolbeau, Quebec;

•	closed a high-gloss paper machine in Laurentide, Quebec;

•	indefinitely idled the pulp mill and high-bright and book paper machine in Fort Frances, Ontario;

•	indeterminately idled a coated paper machine in Catawba, South Carolina;

•	indefinitely idled a newsprint machine at our Calhoun, Tennessee, mill;

•	are currently in the final stages of restarting our Gatineau, Quebec, newsprint mill.

We gained $15 million in overall pricing over the first quarter of 2012, reflecting a $104 per thousand board feet increase in average transaction price in the wood products segment ($36 million), offset by a $26 per metric ton drop in average transaction price in newsprint ($15 million) and lower levels in specialty papers ($4 million) and market pulp, in large part as a result of a significant decrease in pricing for fluff pulp ($4 million).

Compared to the first quarter of 2012, we took approximately 116,000 metric tons less downtime in our newsprint, specialty and market pulp segments, including 39,000 metric tons associated with machines that were closed or idled later in 2012. Inventories rose 59,000 metric tons in market pulp because of Fibrek, and 37,000 metric tons in newsprint.

RESOLUTE FOREST PRODUCTS INC.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which we refer to as “COS”, increased by $21 million, reflecting an $11 million improvement after adjusting for the effect of Fibrek ($78 million) and the lower volume ($46 million). It was favorably affected by:

•	our continued asset optimization and labor restructuring initiatives ($13 million);

•	timing of annual outage at our Coosa Pines, Alabama, mill ($8 million), which has been delayed to the second quarter; and

•	the idling of the Mersey facility last June ($6 million).

But costs were unfavorably affected by higher mill start-up costs and increases in certain other manufacturing costs, as more fully described in the segment variances below.

Depreciation and amortization

Depreciation and amortization increased by $3 million, mainly as a result of the acquisition of Fibrek’s assets.

Selling, general and administrative expenses

Selling, general and administrative expenses, which we refer to as “SG&A”, rose by $12 million in the quarter, primarily because in the first quarter of 2012 we recorded a refund of certain group benefit premiums paid in prior years ($9 million).

Closure costs, impairment and other related charges

We recorded closure costs, impairment and other related charges of $40 million, $35 million more than in the year-ago period. This reflects mainly accelerated depreciation and severance charges associated with the idling of a newsprint machine at our Calhoun mill.

Net gain on disposition of assets

The lower net gain on disposition of assets reflects the sale, in the first quarter of 2012, of timberlands in Nova Scotia ($22 million).

Net (loss) income variance analysis

Net loss was $5 million, or $0.05 per share, a decrease of $28 million, or $0.28 per share, compared to net income of $23 million, or $0.23 per diluted share, in the first quarter of 2012.

Interest expense

Interest expense decreased by $2 million, to $14 million, reflecting the lower principal amount of senior secured notes because of an $85 million redemption in October 2012.

RESOLUTE FOREST PRODUCTS INC.

Other income, net

Other income, net, rose by $5 million, to $18 million. The change stems from the forgiveness of a $12 million note payable in connection with our acquisition of our former joint venture partner’s interest in Calhoun Newsprint Company (or “CNC”), and a $9 million distribution from the liquidation of a former U.K. subsidiary, offset by a $5 million loss on the translation of Canadian dollar net monetary assets to U.S. dollars. This compares to a $12 million gain on the translation of Canadian dollar net monetary assets to U.S. dollars in the first quarter of 2012.

Income taxes

We recorded a $41 million income tax benefit in the first quarter of 2013, on a loss before income taxes of $46 million, resulting in an effective tax rate for the first quarter of 89%. The effective tax rate reflects the favorable effects of a $35 million reversal of valuation allowances, primarily related to available U.S. capital losses that we will now be able to use as a result of the acquisition of the noncontrolling interest in CNC, partly offset by the unfavorable impacts related to various non-deductible items and other tax adjustments. In the first quarter of 2012, we recorded an income tax benefit of $10 million on income before income taxes of $23 million, resulting in an effective tax rate of (43)%. The effective tax rate in the first quarter of 2012 was impacted by favorable adjustments related to research and development tax incentives, as well as foreign exchange related items, partly offset by an unfavorable reorganization-related and other tax adjustment.

Some of our Canadian subsidiaries, including our principal Canadian operating subsidiary, use the U.S. dollar as functional currency but determine taxable income in Canadian dollars. This can cause frequent and substantial variations to our effective tax rate compared to the weighted-average of both domestic and foreign statutory tax rates because the foreign exchange gains and losses used to calculate the income tax provision of our Canadian subsidiaries are determined on a different basis from the foreign exchange gains and losses included in our consolidated financial statements. Due to the variability and volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate.

Noncontrolling interests

We recorded income of $10 million attributable to noncontrolling interests in the first quarter of 2012, primarily representing our former joint venture partner’s share of the gain from the sale of timberlands in Nova Scotia.

RESOLUTE FOREST PRODUCTS INC.

Segment Earnings

We manage our business based on the products we manufacture. Our reportable segments correspond to our principal product lines: newsprint, coated papers, specialty papers, market pulp and wood products.

We do not allocate any of the income or loss items following “operating (loss) income” in our consolidated statements of operations to our segments because those items are reviewed separately by management. Similarly, we do not allocate to the segments closure costs, impairment and other related charges, employee termination costs, net gain on disposition of assets, as well as other discretionary charges or credits. We also exclude certain corporate items from the segments, and present those separately as corporate and other, consistent with how management analyzes the results.

We allocate depreciation and SG&A to the segments, with the exception of employee termination costs and certain other discretionary charges and credits, which we present under corporate and other.

NEWSPRINT

Highlights

	Three Months Ended March 31,
(in millions, except where otherwise stated)	2013	2012
Sales	$356	$416
Operating (loss) income [1]	(2)	21
EBITDA[2]	16	39

(in thousands of metric tons)
Shipments	563	633
Downtime	55	85
Inventory at end of period	110	73

1.	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.
2.	EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Earnings – Selected Quarterly Financial Information” above.

	Three Months Ended March 31,
(in millions)	2013	2012
Net (loss) income including noncontrolling interests	$(2)	$21
Depreciation and amortization	18	18
EBITDA	16	39

RESOLUTE FOREST PRODUCTS INC.

Industry trends

Source: Pulp & Paper Products Council (or “PPPC”)

Total North American newsprint demand declined 10% in the first quarter of 2013. Demand from newspapers and other end-users, mainly commercial printers, was down 11% and 8%, respectively. At 91%, however, the average operating rate in the industry remained elevated on a shipment-to-capacity basis. Global demand for newsprint was down 4% in the first quarter, including an 8% decline in Latin America, a 7% and 5% decline in Eastern and Western Europe, respectively, and a 3% decline in India. Exports from North American producers were up 8% compared to the first quarter of 2012, representing an increase of nearly 40,000 metric tons.

RESOLUTE FOREST PRODUCTS INC.

First quarter 2013 vs. first quarter 2012

Operating (loss) income variance analysis

Sales

Newsprint sales decreased $60 million, or 14%, to $356 million, primarily as a result of a 70,000 metric ton decrease in shipments ($45 million) and a $26 per metric ton reduction in average transaction price ($15 million).

The decline in shipments reflects our efforts to adjust to market dynamics by focusing our production in our most cost-effective mills, including closing the Mersey facility in June and idling a newsprint machine at the Calhoun mill in March of this year. We took 9,000 metric tons less downtime this quarter (net of 21,000 tons associated with the Mersey mill) and our inventory rose by 37,000 metric tons. Our export volume represented 46% of total shipments, compared to 43% in the first quarter of 2012.

Cost of sales, excluding depreciation and amortization

Segment COS improved by $30 million, or $10 million when removing the impact of lower volume. In addition to a $2 million favorable effect from a lower average Canadian dollar against the U.S. dollar in the period, manufacturing costs improved by $8 million, reflecting lower fixed costs following the closure of Mersey, favorable chip pricing in Quebec and the benefit of mill labor restructurings and other efficiency initiatives, offset in part by additional maintenance costs, and higher steam and power costs as a result of higher natural gas prices and higher wood costs in the U.S.

RESOLUTE FOREST PRODUCTS INC.

COATED PAPERS

Highlights

	Three Months Ended March 31,
(in millions, except where otherwise stated)	2013	2012
Sales	$102	$128
Operating loss[1]	(3)	(1)
EBITDA[2]	6	9

(in thousands of short tons)
Shipments	126	162
Downtime	36	12
Inventory at end of period	19	22

1.	Net loss including noncontrolling interests is equal to operating loss in this segment.
2.	EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Earnings – Selected Quarterly Financial Information” above.

	Three Months Ended March 31,
(in millions)	2013	2012
Net loss including noncontrolling interests	$(3)	$(1)
Depreciation and amortization	9	10
EBITDA	6	9

Industry trends

Source: PPPC

North American total demand for coated mechanical paper was down 5% in the first quarter, with shipments from North American producers down 10%, about 90,000 short tons, and imports up 12%, or about 12,000 short tons, mostly from Western Europe. Accordingly, the industry shipment-to-capacity ratio fell to 87% for the quarter, compared to an average of 94% for 2012.

RESOLUTE FOREST PRODUCTS INC.

First quarter 2013 vs. first quarter 2012

Operating loss variance analysis

Sales

Coated paper sales decreased $26 million, or 20%, to $102 million. The indeterminate idling of a paper machine at our Catawba mill in June of 2012 accounts for the 36,000 short tons (33,000 metric tons) of lower volume ($28 million). The idled machine represents a reduction of approximately 146,000 short tons (132,000 metric tons) of capacity on an annualized basis. Compared to the year-ago period, average transaction price improved $20 per short ton ($2 million).

Cost of sales, excluding depreciation and amortization

Segment COS decreased $21 million in the first quarter, or $4 million when adjusted for the impact of volume. This reflects favorable power costs and labor and maintenance cost savings following the Catawba machine idling, offset in part by higher costs of chemicals and fiber.

RESOLUTE FOREST PRODUCTS INC.

SPECIALTY PAPERS

Highlights

	Three Months Ended March 31,
(in millions, except where otherwise stated)	2013	2012
Sales	$238	$272
Operating income [1]	9	15
EBITDA[2]	19	27

(in thousands of short tons)
Shipments	323	363
Downtime	9	40
Inventory at end of period	74	80

1.	Net income including noncontrolling interests is equal to operating income in this segment.
2.	EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Earnings – Selected Quarterly Financial Information” above.

	Three Months Ended March 31,
(in millions)	2013	2012
Net income including noncontrolling interests	$9	$15
Depreciation and amortization	10	12
EBITDA	19	27

Industry trends

Source: PPPC

Total North American demand for uncoated mechanical paper declined 2% in the first quarter, reflecting an increase of 8% in high-gloss grades, but a drop of 8% in higher brightness grades and a 16% drop in lightweight grades, where we have only limited exposure. The shipment-to-capacity ratio stood at 89% at the end of March, compared to an average of 90% in the year-ago period, in part the result of significant capacity additions in North America in late 2012.

RESOLUTE FOREST PRODUCTS INC.

First quarter 2013 vs. first quarter 2012

Operating income variance analysis

Sales

Specialty paper sales decreased $34 million, or 13%, to $238 million, reflecting the unfavorable effect of a 40,000 short ton decrease in shipments ($30 million) and a $12 per short ton, or 2%, reduction in average transaction price ($4 million).

The 40,000 short ton decline in shipments reflects our efforts to adjust to market dynamics by focusing our production in our most cost-effective mills, including the idling of two higher-cost paper machines in November 2012 and the re-start of our lower-cost Dolbeau, Quebec, facility. We took 12,000 short tons less downtime this quarter (net of 19,000 short tons associated with the two idled machines). These adjustments resulted in a net decrease of approximately 100,000 short tons (90,000 metric tons) of operating capacity on an annualized basis.

Cost of sales, excluding depreciation and amortization

Segment COS decreased $24 million, or $12 million when adjusting for the effects of volume. The cost improvement results partly from more competitive operating performance with the Dolbeau mill, including its cogeneration facility, having reached full production; and other mill-level efficiency improvements.

RESOLUTE FOREST PRODUCTS INC.

MARKET PULP

Highlights

	Three Months Ended March 31,
(in millions, except where otherwise stated)	2013	2012
Sales	$240	$127
Operating loss[1]	(4)	(21)
EBITDA[1]	9	(13)

(in thousands of metric tons)
Shipments	374	199
Downtime	19	77
Inventory at end of period	113	54

1.	Net loss including noncontrolling interests is equal to operating loss in this segment.

RESOLUTE FOREST PRODUCTS INC.

2.	EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Earnings – Selected Quarterly Financial Information” above.

	Three Months Ended March 31,
(in millions)	2013	2012
Net loss including noncontrolling interests	$(4)	$(21)
Depreciation and amortization	13	8
EBITDA	9	(13)

Industry trends

Source: PPPC

Overall chemical market pulp demand slipped 1.4% in the first quarter. Demand from China was down 8%, but it was up 2% in Western Europe and 8% in North America, on U.S. tissue paper capacity increases. Global demand for softwood pulp, which represents about 80% of our virgin fiber capacity, was down 1% in the quarter, including a 6% increase in demand for southern bleached softwood kraft and 2% decrease in demand for northern bleached softwood kraft.

RESOLUTE FOREST PRODUCTS INC.

First quarter 2013 vs. first quarter 2012

Operating loss variance analysis

Sales

Sales rose $113 million, or 89%, to $240 million, mostly as a result of our acquisition of Fibrek, but also a 25,000 metric ton increase ($15 million) in non-Fibrek shipments owing to 60,000 metric tons less downtime, annual maintenance timing and operational configuration adjustments. Not including Fibrek, average transaction price was $20 per metric ton lower ($4 million), in large part as a result of a significant decrease in pricing for fluff pulp.

Cost of sales, excluding depreciation and amortization

Segment COS increased $80 million in the first quarter, mostly because of Fibrek ($78 million). Excluding the impact of non-Fibrek higher volume ($9 million), COS was $7 million lower, mostly as a result of the favorable impact of annual maintenance timing for the Coosa Pines mill, which was delayed to the second quarter, partly offset by higher costs for chemicals, wood and other maintenance.

Distribution costs & depreciation and amortization

Primarily as a result of adding the three Fibrek mills to our asset base, segment depreciation and amortization increased by $5 million and distribution costs increased by $8 million.

Selling, general and administrative expenses

SG&A increased $3 million on account of the acquisition of Fibrek.

RESOLUTE FOREST PRODUCTS INC.

WOOD PRODUCTS

Highlights

	Three Months Ended March 31,
(in millions, except where otherwise stated)	2013	2012
Sales	$138	$111
Operating income (loss)[1]	16	(6)
EBITDA[2]	25	3

(in millions of board feet)
Shipments	338	367
Downtime	136	165
Inventory at end of period	122	131

1.	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.
2.	EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Earnings – Selected Quarterly Financial Information” above.

	Three Months Ended March 31,
(in millions)	2013	2012
Net income (loss) including noncontrolling interests	$16	$(6)
Depreciation and amortization	9	9
EBITDA	25	3

Industry trends

Source: U.S. Census Bureau

Seasonally-adjusted housing starts reached 1.04 million in March 2013, up 47% from the March 2012 levels.

RESOLUTE FOREST PRODUCTS INC.

First quarter 2013 vs. first quarter 2012

Operating income (loss) variance analysis

Sales

Wood products sales increased $27 million, or 24%, to $138 million, primarily as a result of the $104 per thousand board feet increase in average transaction price ($36 million), which was partially offset by a 29 million board feet reduction in shipments ($9 million) due mainly to the closure of our Oakhill, Nova Scotia, facility in the second half of 2012. Although down 9 million board feet, inventory remained high, as our ability to make shipments was affected by the limited availability of rail cars.

Cost of sales, excluding depreciation and amortization

Segment COS increased $4 million during the quarter, as the favorable impact of lower volume ($6 million) was more than offset by higher stumpage fees ($4 million), which are linked to lumber selling prices, and lower wood chip selling prices ($5 million).

CORPORATE AND OTHER

Highlights

	Three Months Ended March 31,
(in millions)	2013	2012
Cost of sales, excluding depreciation and amortization	$(18)	$(6)
Depreciation and amortization	(1)	–
Distribution costs	–	–
Selling, general and administrative expenses	(7)	6
Closure costs, impairment and other related charges	(40)	(5)
Net gain on disposition of assets and other	–	23
Operating (loss) income	$(66)	$18

RESOLUTE FOREST PRODUCTS INC.

The table below shows the reconciliation of net (loss) income including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reason we include these measures, see note 1 under “Results of Operations – Consolidated Earnings – Selected Quarterly Financial Information” above.

	Three Months Ended March 31,
(in millions)	2013	2012
Net (loss) income including noncontrolling interests	$(21)	$25
Interest expense	14	16
Income tax benefit	(41)	(10)
Depreciation and amortization	1	–
EBITDA	$(47)	$31
Foreign exchange translation loss (gain)	5	(12)
Employee termination costs	–	2
Closure costs, impairment and other related charges	40	5
Inventory write-downs related to closures	4	–
Start up costs of idled mill	15	–
Net gain on disposition of assets	–	(23)
Post-emergence costs	–	2
Transaction costs	3	4
Other income, net	(23)	(3)
Adjusted EBITDA	(3)	6

First quarter 2013 vs. first quarter 2012

Costs, excluding depreciation and amortization

COS rose by $12 million, to $18 million. In the first quarter of 2013, we incurred start-up costs for the restart of the Gatineau mill ($15 million) and inventory write-downs with the idling of a newsprint machine at our Calhoun mill ($4 million). By comparison, we incurred costs associated with closed mills of $5 million in the first quarter of 2012.

RESOLUTE FOREST PRODUCTS INC.

Selling, general and administrative expenses

Corporate SG&A was $13 million higher, primarily because in the first quarter of 2012 we recorded a refund of certain group benefit premiums paid in prior years ($9 million).

Closure costs, impairment and other related charges

We recorded closure costs, impairment and other related charges of $40 million, $35 million more than in the year-ago period. This reflects mainly accelerated depreciation and severance charges associated with the idling of a newsprint machine at our Calhoun mill.

Net gain on disposition of assets

The lower net gain on disposition of assets reflects the sale, in the first quarter of 2012, of timberlands in Nova Scotia ($22 million).

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

We rely on cash and cash equivalents, net cash provided by operations and our senior secured asset-based revolving credit facility, or “ABL credit facility”, to fund our operations, make pension contributions and finance our working capital and capital expenditures. As of March 31, 2013, we had cash and cash equivalents of $215 million and availability of $537 million under the ABL credit facility. In our view, the Company has sufficient financial resources available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending.

Issuance of 2023 notes

On May 8, 2013, we completed the private offering of $600 million aggregate principal amount of our 5.875% senior notes due 2023 (the “2023 notes”). The 2023 notes are unsecured and are guaranteed by substantially all of our U.S. subsidiaries, all of which also guaranteed our 10.25% senior secured notes due 2018 (the “2018 notes”). The 2023 notes were sold at an offering price of 99.062% of the principal amount. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2013.

The 2023 notes were issued pursuant to an indenture dated May 8, 2013, by and among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee. The terms of the 2023 notes indenture impose certain restrictions, subject to a number of exceptions and qualifications, including limits on our ability to:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

RESOLUTE FOREST PRODUCTS INC.

•	pay dividends or make distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	incur liens;

•	issue dividends, make loans or transfer assets from our subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person;

•	enter into transactions with affiliates; and

•	enter into new lines of business.

The 2023 notes will be redeemable, in whole or in part, at any time on or after May 15, 2017, at the redemption prices specified in the 2023 notes indenture, plus accrued and unpaid interest. Before that date, we may redeem some or all of the notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium. We may redeem up to 35% of the notes before May 15, 2016, using proceeds from certain equity offerings at a price of 105.875% of the principal amount. We could be required to make an offer to purchase the notes upon the sale of certain assets or upon a change of control.

In connection with the offering of the 2023 notes, we and the guarantors entered into a registration rights agreement, dated as of May 8, 2013, with the initial purchasers of the 2023 notes. Under the terms of the registration rights agreement, we agreed to use our commercially reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer (which we refer to as the “exchange offer”) to: (i) exchange the 2023 notes for registered notes (which we refer to as the “exchange notes”), with substantially the same terms as the 2023 notes; and (ii) exchange the guarantees related to the 2023 notes for registered guarantees relating to the exchange notes, with substantially the same terms as the original guarantees. We have agreed to use our commercially reasonable efforts to cause the exchange offer to be completed within 400 days after the issuance of the 2023 notes. In addition, we have agreed to file (and seek effectiveness of) a shelf registration statement, in certain circumstances, that would allow certain holders to offer some or all of the 2023 notes to the public.

If the exchange offer is not so completed, or if the shelf registration statement is not effective in the required circumstances, the annual interest rate on the 2023 notes will increase by 0.25% per annum for the first 90-day period following the event triggering the increase. The interest rate on the 2023 notes will increase by 0.25% per annum at the beginning of each subsequent 90-day period, up to a maximum of 1.0% additional interest per annum, until the exchange offer is completed or the shelf registration statement is filed, as applicable.

RESOLUTE FOREST PRODUCTS INC.

Tender offer for 2018 notes

We commenced a tender offer on April 24, 2013, in connection with which we also solicited consents from tendering holders of 2018 notes to amend the terms of the governing indenture to eliminate substantially all of the restrictive covenants and certain events of default under the indenture and to release the collateral securing the obligations under the 2018 notes.

The tender offer and consent solicitation included an early tender deadline of May 7, 2013. As of the early tender deadline, approximately $497 million aggregate principal amount of the 2018 notes, or 99%, had been tendered. Using proceeds from the sale of the 2023 notes, under the terms of the tender offer, we exercised on May 8, 2013, our option to purchase notes tendered before the early tender deadline, for aggregate consideration of $579 million, plus accrued and unpaid interest, and in connection with that purchase, we entered into a supplemental indenture to implement the changes to the 2018 notes indenture and to release the collateral securing the 2018 notes, as described above. There remains $4 million of outstanding principal amount of 2018 notes as of May 10. The tender offer remains outstanding and will continue through May 21, 2013.

ABL incremental commitment agreement

On April 29, 2013, we entered into an agreement with the administrative agent for the ABL credit facility and Bank of America, N.A., Canadian Branch, in order to add Bank of America as a lender thereunder, and to increase the aggregate commitments of the ABL Credit Facility by $65 million to $665 million, subject to borrowing base limitations. These transactions closed on May 8, concurrent with the closing of the offering of the 2023 notes.

Flow of Funds

Summary of cash flows

A summary of cash flows for the three months ended March 31, 2013, and 2012 was as follows:

	Three Months Ended March 31,
(in millions)	2013	2012
Net cash (used in) provided by operating activities	$(20)	$57
Net cash used in investing activities	(35)	(16)
Net cash provided by financing activities	7	–
Net (decrease) increase in cash and cash equivalents	$(48)	$41

RESOLUTE FOREST PRODUCTS INC.

First quarter 2013 vs. first quarter 2012

Cash (used in) provided by operating activities

We generated $77 million less cash from operating activities in the first quarter of 2013 compared to the same quarter of 2012. The change was mainly unfavorably affected by: start- up costs associated with the Gatineau mill ($15 million) and an increase in working capital ($61 million) from a rise in accounts receivable and higher levels of inventory, specifically finished goods in the wood products segment due to limited rail car availability and in the newsprint and specialty papers segments because of lower shipments.

This decline was partially offset with a $9 million distribution from the liquidation of Bridgewater Paper Company Limited, a U.K. subsidiary that we deconsolidated in 2010 when it filed administration under U.K. insolvency law.

Cash used in investing activities

We used $35 million for investing activities in the first quarter of 2013, $19 million more than the year-ago period. The difference is almost entirely due to items from the first quarter 2012, namely: the proceeds from disposition of timberlands in Nova Scotia ($24 million) and an increase in deposit requirements for letters of credit ($7 million).

Cash provided by financing activities

Financing activities provided $7 million more cash in the quarter, the product of an $8 million payment from our former joint venture partner in CNC, in connection with the transaction pursuant to which we acquired their interest.

Employee Benefit Plans

Canadian pension funding

We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Employee Benefit Plans—Canadian Pension Funding” in the 2012 annual report for a description of the funding relief measures, solvency deficit and corrective measures related to our material Canadian registered pension plans.

We have worked, and will continue to work, with our stakeholders, including employees, retirees and unions, and also the provincial governments of Quebec and Ontario and the related pension regulators, to reach an outcome on corrective measures that is consistent with what we believe was the objective of the funding relief measures: balancing the need to meet our obligations to retirees while giving us the funding stability we need to manage our business.

On April 26, we reached an agreement in principle with Company stakeholders in Quebec, the provincial government, and its pension regulator to replace the corrective measures mechanism under the existing funding relief regulations in favor of more stable, predictable and balanced pension funding parameters, including reasonable incremental contributions beyond the basic funding requirements under the existing framework. We started the process of engagement with our Ontario stakeholders and the provincial government of Ontario and its pension regulator.

Should we fail to reach a satisfactory resolution, we cannot estimate, at this time, the additional contributions, if any, that may be made or required in future years in respect of the corrective measures, but they could be material, which would negatively impact our cash flows and materially affect our results of operations or financial condition. See “We could be required

RESOLUTE FOREST PRODUCTS INC.

to make contributions to our Canadian pension plans at levels that could be significantly higher than expected, which could have an adverse impact on our financial condition” in the risk factors incorporated by reference in this quarterly report on Form 10-Q for more information on the associated risks and uncertainties.

Share Repurchase Program

On May 22, 2012, the board approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million. Through March 31, 2013, we repurchased 5.6 million shares at a cost of $67 million. We did not repurchase shares in the first quarter of 2013.

RECENT ACCOUNTING GUIDANCE

None of the new accounting guidance is expected to materially affect our results of operations or financial condition.

RESOLUTE FOREST PRODUCTS INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2012 Annual Report. There have been no material changes in our exposure to market risk as previously disclosed in our 2012 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of March 31, 2013. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.

(b) Changes in Internal Control over Financial Reporting:

In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on our legal proceedings is presented under Part I, Item 3, “Legal Proceedings,” in our 2012 Annual Report. There have been no material changes to the legal proceedings described in the 2012 Annual Report.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors set forth under the heading “Risk Factors” in Exhibit 99.4 of our Current Report on Form 8-K, filed with the SEC on April 24, 2013 (the “Form 8-K”), which amend and restate the risk factors set forth under Part I, Item 1A, “Risk Factors,” in our 2012 Annual Report. These risk factors could materially affect our business, financial condition or future results. The risks described in this report and in the Form 8-K are not the only risks we are facing. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results.

ITEM 5. OTHER INFORMATION

On May 8, 2013, we completed the private offering of $600 million aggregate principal amount of our 5.875% senior notes due 2023, the net proceeds from which are being used to repurchase, repay or otherwise discharge all of our outstanding 10.25% senior secured notes due 2018. For additional information, see “Issuance of 2023 notes” and “Tender offer for 2018 notes” included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESOLUTE FOREST PRODUCTS INC.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1*	Third Supplemental Indenture, dated as of December 31, 2012, among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.2*	Fourth Supplemental Indenture, dated as of March 12, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.3*	Fifth Supplemental Indenture, dated as of May 7, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.4*	Indenture, dated as of May 8, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.5*	Registration Rights Agreement, dated as of May 8, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative.

†10.1*	2013 Resolute Forest Products Inc. Short-Term Incentive Plan.

†10.2*	Resolute Forest Products Equity Incentive Plan Form of Director Deferred Stock Unit Agreement.

†10.3*	Resolute Forest Products Equity Incentive Plan Form of Director Restricted Stock Unit Agreement.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.

†	This is a management contract or compensatory plan or arrangement.

**

Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the

RESOLUTE FOREST PRODUCTS INC.

federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

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
Silvana Travaglini
Vice President and Chief Accounting Officer

Dated: May 10, 2013

RESOLUTE FOREST PRODUCTS INC.

EXHIBIT INDEX

Exhibit No.	Description

4.1*	Third Supplemental Indenture, dated as of December 31, 2012, among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.2*	Fourth Supplemental Indenture, dated as of March 12, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.3*	Fifth Supplemental Indenture, dated as of May 7, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.4*	Indenture, dated as of May 8, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.5*	Registration Rights Agreement, dated as of May 8, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative.

†10.1*	2013 Resolute Forest Products Inc. Short-Term Incentive Plan.

†10.2*	Resolute Forest Products Equity Incentive Plan Form of Director Deferred Stock Unit Agreement.

†10.3*	Resolute Forest Products Equity Incentive Plan Form of Director Restricted Stock Unit Agreement.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.

†	This is a management contract or compensatory plan or arrangement.

**	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.