Form 10-Q
period 2013-06-30
Resolute Forest Products Inc.
filed 2013-08-09
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑   No ☐

As of July 31, 2013, there were 94,763,768 shares of Resolute Forest Products Inc. common stock outstanding.

RESOLUTE FOREST PRODUCTS INC.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$1,107	$1,168	$2,181	$2,222
Costs and expenses:
Cost of sales, excluding depreciation and amortization	859	881	1,715	1,712
Depreciation and amortization	61	58	121	115
Distribution costs	130	133	253	254
Selling, general and administrative expenses	44	41	88	73
Closure costs, impairment and other related charges	12	88	52	93
Net gain on disposition of assets	(2)	(1)	(2)	(24)
Operating income (loss)	3	(32)	(46)	(1)
Interest expense	(13)	(18)	(27)	(34)
Other (expense) income, net	(65)	(10)	(47)	3
Loss before income taxes	(75)	(60)	(120)	(32)
Income tax benefit (provision)	31	(2)	71	6
Net loss including noncontrolling interests	(44)	(62)	(49)	(26)
Net loss attributable to noncontrolling interests	1	45	1	35
Net (loss) income attributable to Resolute Forest Products Inc.	$(43)	$(17)	$(48)	$9

Net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.45)	$(0.17)	$(0.51)	$0.09
Diluted	(0.45)	(0.17)	(0.51)	0.09
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	94.8	98.9	94.8	98.0
Diluted	94.8	98.9	94.8	98.0

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss including noncontrolling interests	$(44)	$(62)	$(49)	$(26)
Other comprehensive (loss) income:
Change in unamortized prior service credits and costs, net of tax of $5 for both the three and six months ended June 30, 2013 and $0 for both the three and six months ended June 30, 2012	(13)	9	(14)	11
Change in unamortized actuarial losses, net of tax of $11 and $13 for the three and six months ended June 30, 2013, respectively, and $0 for both the three and six months ended June 30, 2012	20	(19)	24	(21)
Foreign currency translation	(3)	(5)	(5)	(2)
Other comprehensive income (loss), net of tax	4	(15)	5	(12)
Comprehensive loss including noncontrolling interests	(40)	(77)	(44)	(38)
Less: Comprehensive loss attributable to noncontrolling interests:
Net loss	1	45	1	35
Change in unamortized actuarial losses, net of tax of $0 for both the three and six months ended June 30, 2012	–	5	–	5
Foreign currency translation	–	3	–	3
Comprehensive loss attributable to noncontrolling interests	1	53	1	43
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(39)	$(24)	$(43)	$5

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except per share amount)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$248	$263
Accounts receivable, net:
Trade	586	576
Other	112	121
Inventories, net	525	545
Deferred income tax assets	54	56
Other current assets	79	69
Total current assets	1,604	1,630
Fixed assets, net	2,354	2,440
Amortizable intangible assets, net	67	69
Deferred income tax assets	1,932	2,000
Other assets	191	194
Total assets	$6,148	$6,333

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$550	$581
Current portion of long-term debt	2	2
Total current liabilities	552	583
Long-term debt, net of current portion	602	532
Pension and other postretirement benefit obligations	1,813	1,946
Deferred income tax liabilities	25	75
Other long-term liabilities	66	72
Total liabilities	3,058	3,208
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.0 shares issued and 94.8 shares outstanding as of June 30, 2013 and December 31, 2012	–	–
Additional paid-in capital	3,748	3,730
(Deficit) retained earnings	(1)	47
Accumulated other comprehensive loss	(609)	(614)
Treasury stock at cost, 22.2 shares as of June 30, 2013 and December 31, 2012	(61)	(61)
Total Resolute Forest Products Inc. shareholders’ equity	3,077	3,102
Noncontrolling interests	13	23
Total equity	3,090	3,125
Total liabilities and equity	$6,148	$6,333

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited, in millions)

	Six Months Ended June 30, 2013
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2012	$–	$3,730	$47	$(614)	$(61)	$23	$3,125
Share-based compensation costs for equity-classified awards	–	4	–	–	–	–	4
Net loss	–	–	(48)	–	–	(1)	(49)
Contribution of capital from noncontrolling interest (Note 12)	–	–	–	–	–	5	5
Acquisition of noncontrolling interest (Note 5 and Note 12)	–	14	–	–	–	(14)	–
Other comprehensive income, net of tax	–	–	–	5	–	–	5
Balance as of June 30, 2013	$–	$3,748	$(1)	$(609)	$(61)	$13	$3,090

	Six Months Ended June 30, 2012
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2011	$–	$3,687	$47	$(311)	$–	$60	$3,483
Share-based compensation costs for equity-classified awards	–	3	–	–	–	–	3
Net income (loss)	–	–	9	–	–	(35)	(26)
Acquisition of Fibrek Inc. (2.8 shares) (Note 2)	–	36	–	–	–	31	67
Purchases of treasury stock (1.1 shares) (Note 14)	–	–	–	–	(12)	–	(12)
Dividend paid to noncontrolling interest	–	–	–	–	–	(1)	(1)
Other comprehensive loss, net of tax	–	–	–	(4)	–	(8)	(12)
Balance as of June 30, 2012	$–	$3,726	$56	$(315)	$(12)	$47	$3,502

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss including noncontrolling interests	$(49)	$(26)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	4	3
Depreciation and amortization	121	115
Closure costs, impairment and other related charges	46	93
Inventory write-downs related to closures	5	7
Deferred income taxes	(71)	–
Net pension contributions	(35)	(35)
Net gain on disposition of assets	(2)	(24)
Loss (gain) on translation of foreign currency denominated deferred income taxes	80	(6)
(Gain) loss on translation of foreign currency denominated pension and other postretirement benefit obligations	(78)	5
Note payable forgiveness gain (Note 5)	(12)	–
Net loss on extinguishment of debt (Note 10)	59	–
Net planned major maintenance (Note 1)	(7)	(9)
Dividends received from equity method investees in excess of income	3	–
Changes in working capital:
Accounts receivable	(5)	75
Inventories	14	8
Other current assets	(2)	2
Accounts payable and accrued liabilities	(16)	(36)
Other, net	(7)	1
Net cash provided by operating activities	48	173
Cash flows from investing activities:
Cash invested in fixed assets	(86)	(58)
Disposition of assets	3	26
Proceeds from insurance settlements	4	–
Acquisition of Fibrek Inc., net of cash acquired (Note 2)	–	(24)
Decrease in restricted cash	3	76
Decrease (increase) in deposit requirements for letters of credit, net	1	(7)
Net cash (used in) provided by investing activities	(75)	13
Cash flows from financing activities:
Issuance of long-term debt	594	–
Premium paid on extinguishment of debt	(84)	–
Purchases of treasury stock	–	(12)
Dividends and distribution to noncontrolling interests	–	(1)
Acquisition of noncontrolling interest	–	(17)
Payments of debt	(497)	(15)
Payments of financing and credit facility fees	(9)	–
Contribution of capital from noncontrolling interest	8	–
Net cash provided by (used in) financing activities	12	(45)
Net (decrease) increase in cash and cash equivalents	(15)	141
Cash and cash equivalents:
Beginning of period	263	369
End of period	$248	$510

See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Nature of operations

Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry, operating pulp and paper mills and wood products facilities in the United States, Canada and South Korea, and power generation assets in Canada. We offer a diverse range of products, including newsprint, coated papers, specialty papers, market pulp and wood products.

Financial statements

Our interim consolidated financial statements are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the unaudited interim consolidated financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013.

Change in accounting policy for repairs and maintenance costs

In the second quarter of 2013, we changed our accounting policy for repairs and maintenance costs associated with planned major maintenance activities. Previously, all repairs and maintenance costs, including those associated with planned major maintenance, were expensed as incurred. We elected to change our accounting policy for planned major maintenance costs to the deferral method, whereby the costs of each planned major maintenance activity will be amortized on a straight-line basis over the estimated period until the next planned major maintenance activity. All other routine repairs and maintenance costs will continue to be expensed as incurred. We believe that the deferral method is preferable as the economic benefit associated with planned major maintenance activities are more appropriately recognized over the period of future benefit, which is not limited to the period the expense is incurred. In addition, the deferral method will enhance the comparability of our financial results with our peer companies. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections,” we have applied the change in accounting policy retroactively by adjusting our comparative consolidated financial statements for the effect of this change. As a result of the change, retained earnings as of December 31, 2011 increased by $6 million, which represents the cumulative effect of the change on prior periods.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

The effect of the change in accounting policy on our Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(Unaudited, in millions, except per share amounts)	Before Accounting Policy Change	Adjustment	As Reported	As Previously Reported	Effect of Change	As Adjusted
Cost of sales, excluding depreciation and amortization	$865	$(6)	$859	$885	$(4)	$881
Loss before income taxes	(81)	6	(75)	(64)	4	(60)
Income tax benefit (provision)	34	(3)	31	(1)	(1)	(2)
Net loss including noncontrolling interests	(47)	3	(44)	(65)	3	(62)
Net loss attributable to Resolute Forest Products Inc.	(46)	3	(43)	(20)	3	(17)
Basic net loss per share attributable to Resolute Forest Products Inc.	(0.48)	0.03	(0.45)	(0.20)	0.03	(0.17)
Diluted net loss per share attributable to Resolute Forest Products Inc.	(0.48)	0.03	(0.45)	(0.20)	0.03	(0.17)
Comprehensive loss attributable to Resolute Forest Products Inc.	(42)	3	(39)	(27)	3	(24)

The effect of the change in accounting policy on our Consolidated Statements of Operations for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(Unaudited, in millions, except per share amounts)	Before Accounting Policy Change	Adjustment	As Reported	As Previously Reported	Effect of Change	As Adjusted
Cost of sales, excluding depreciation and amortization	$1,722	$(7)	$1,715	$1,721	$(9)	$1,712
Loss before income taxes	(127)	7	(120)	(41)	9	(32)
Income tax benefit	75	(4)	71	9	(3)	6
Net loss including noncontrolling interests	(52)	3	(49)	(32)	6	(26)
Net (loss) income attributable to Resolute Forest Products Inc.	(51)	3	(48)	3	6	9
Basic net (loss) income per share attributable to Resolute Forest Products Inc.	(0.54)	0.03	(0.51)	0.03	0.06	0.09
Diluted net (loss) income per share attributable to Resolute Forest Products Inc.	(0.54)	0.03	(0.51)	0.03	0.06	0.09
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	(46)	3	(43)	(1)	6	5

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

The effect of the change in accounting policy on our Consolidated Statement of Operations for the three months ended March 31, 2013 is as follows:

	Three Months Ended March 31, 2013
(Unaudited, in millions, except per share amounts)	As Previously Reported	Effect of Change	As Adjusted
Cost of sales, excluding depreciation and amortization	$857	$(1)	$856
Loss before income taxes	(46)	1	(45)
Income tax benefit	41	(1)	40
Net loss including noncontrolling interests	(5)	–	(5)
Net loss attributable to Resolute Forest Products Inc.	(5)	–	(5)
Basic net loss per share attributable to Resolute Forest Products Inc.	(0.05)	–	(0.05)
Diluted net loss per share attributable to Resolute Forest Products Inc.	(0.05)	–	(0.05)
Comprehensive loss attributable to Resolute Forest Products Inc.	(4)	–	(4)

The effect of the change in accounting policy on our Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013			December 31, 2012
(Unaudited, in millions)	Before Accounting Policy Change	Adjustment	As Reported	As Previously Reported	Effect of Change	As Adjusted
Other current assets	$61	$18	$79	$58	$11	$69
Deferred income tax assets (non-current)	1,938	(6)	1,932	2,002	(2)	2,000
(Deficit) retained earnings	(13)	12	(1)	38	9	47

There was no impact on net cash provided by operating activities for all periods as a result of the change in accounting policy.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 2. Acquisition of Fibrek Inc.

On May 2, 2012, in connection with an offer to purchase all of the issued and outstanding shares of Fibrek Inc. (“Fibrek”), a producer and marketer of virgin and recycled kraft pulp operating three mills, we acquired a controlling interest in Fibrek and began consolidating its results of operations, financial position and cash flows in our consolidated financial statements. Fibrek’s results of operations have been included in the market pulp segment.

Our acquisition of Fibrek was achieved in stages. In connection with the offer, between April 11, 2012 and April 25, 2012, we acquired approximately 48.8% of the then outstanding Fibrek shares. We accounted for this equity interest in Fibrek as an available for sale investment since we had no ability to exert significant influence over Fibrek at any time prior to acquiring a controlling interest.

On May 2, 2012 (the “acquisition date”), we acquired additional shares of Fibrek, after which we owned a controlling interest in Fibrek (approximately 50.1% of the then outstanding Fibrek shares) and Fibrek became a consolidated subsidiary. As aggregate consideration for the acquisition of our controlling interest in Fibrek, we distributed 1.9 million shares of our common stock and Cdn$36 million ($36 million, based on the exchange rates in effect on each of the dates we acquired the shares of Fibrek) in cash. The acquisition of a controlling interest in Fibrek was accounted for as a business combination in accordance with the acquisition method of accounting pursuant to Financial Accounting Standards Board Accounting Standards Codification 805, “Business Combinations.” On the acquisition date, we remeasured our initial equity investment in Fibrek at the acquisition-date fair value, resulting in a loss of $1 million, which was recorded in “Other (expense) income, net” in our Consolidated Statements of Operations for the three and six months ended June 30, 2012. Additionally, “Selling, general and administrative expenses” in our Consolidated Statements of Operations for the three and six months ended June 30, 2012 included $3 million and $7 million, respectively, of transaction costs associated with the acquisition of our controlling interest in Fibrek.

Subsequent to the May 2, 2012 acquisition date and prior to June 30, 2012, we acquired additional shares of Fibrek, which we accounted for as equity transactions whereby we adjusted the carrying amount of the noncontrolling interest in Fibrek to reflect the change in our ownership interest in Fibrek. As consideration for this additional equity interest in Fibrek, we distributed approximately 0.9 million newly-issued shares of our common stock and Cdn$17 million ($17 million, based on the exchange rates in effect on each of the dates we acquired the shares of Fibrek) in cash. Transaction costs of approximately $1 million associated with this acquisition of noncontrolling interest in Fibrek were recorded in “Additional paid-in capital” in our Consolidated Balance Sheet as of June 30, 2012. After the purchase of this additional equity interest, we owned approximately 74.6% of the then outstanding Fibrek shares.

On July 31, 2012, we completed the second step transaction for the remaining 25.4% of the outstanding Fibrek shares. See Note 13, “Commitments and Contingencies,” for additional information.

The following unaudited pro forma information for the three and six months ended June 30, 2012 represents our results of operations as if the acquisition of Fibrek had occurred on January 1, 2012. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

(Unaudited, in millions except per share data)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Sales	$1,212	$2,387
Net (loss) income attributable to Resolute Forest Products Inc.	(13)	9
Basic net (loss) income per share attributable to Resolute Forest Products Inc.	(0.13)	0.09
Diluted net (loss) income per share attributable to Resolute Forest Products Inc.	(0.13)	0.09

The unaudited pro forma net (loss) income attributable to Resolute Forest Products Inc. for the three and six months ended June 30, 2012 excludes $7 million and $18 million, respectively, of both our and Fibrek’s transaction costs associated with the acquisition.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 3. Closure Costs, Impairment and Other Related Charges

Closure costs, impairment and other related charges for the three and six months ended June 30, 2013 were comprised of the following:

(Unaudited, in millions)	Accelerated Depreciation	Pension Plan Settlement Gain	Severance and Other Costs	Total
Indefinite idlings:
Paper machine in Calhoun, Tennessee (1)
Second quarter 2013	$ 9	$ –	$ 3	$ 12
First six months 2013	44	–	5	49
Kraft mill and paper machine in Fort Frances, Ontario
Second quarter 2013	–	–	–	–
First six months 2013	–	–	4	4
Other
Second quarter 2013	–	–	–	–
First six months 2013	–	(1)	–	(1)
Total
Second quarter 2013	$ 9	$ –	$ 3	$ 12
First six months 2013	44	(1)	9	52

(1)

Following our acquisition of the noncontrolling interest in Calhoun Newsprint Company (“CNC”), we indefinitely idled a paper machine at the Calhoun mill on March 12, 2013, resulting in accelerated depreciation charges to reduce the carrying value of the assets to reflect their revised estimated remaining useful lives. For additional information regarding our acquisition of the noncontrolling interest in CNC, see Note 5, “Other (Expense) Income, Net.”

Closure costs, impairment and other related charges for the three and six months ended June 30, 2012 were comprised of the following:

(Unaudited, in millions)	Impairment of Assets	Pension Plan Curtailment and Settlement Losses	Severance and Other Costs	Total
Indefinite idling:
Bowater Mersey Paper Company Limited (1)
Second quarter 2012	$ 70	$ 9	$ 9	$ 88
First six months 2012	70	9	9	88
Restructuring initiative:
Baie-Comeau, Quebec paper mill
Second quarter 2012	–	1	(1)	–
First six months 2012	–	3	1	4
Other
Second quarter 2012	–	–	–	–
First six months 2012	–	2	(1)	1
Total
Second quarter 2012	$ 70	$ 10	$ 8	$ 88
First six months 2012	70	14	9	93

(1)

We recorded long-lived asset impairment charges (including a $7 million write-down of an asset retirement obligation for environmental liabilities) related to the indefinite idling of our operations in Bowater Mersey Paper Company Limited (our “Mersey operations”) to reduce the carrying value of our net assets to fair value less costs to sell.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 4. Net Gain on Disposition of Assets

During the three months ended June 30, 2013, we sold a parcel of land in Fort Frances and various other assets for total consideration of $2 million, resulting in a net gain on disposition of assets of approximately $2 million.

During the three months ended June 30, 2012, we sold our Petit Saguenay, Quebec sawmill, our recycling division’s assets located in Phoenix, Arizona and various other assets for consideration of less than $1 million, resulting in a net gain on disposition of assets of approximately $1 million. During the six months ended June 30, 2012, we also sold a portion of our Mersey timberlands in Nova Scotia and various other assets for consideration of $26 million, resulting in a net gain on disposition of assets of $23 million.

Note 5. Other (Expense) Income, Net

Other (expense) income, net for the three and six months ended June 30, 2013 and 2012 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2013	2012	2013	2012
Foreign exchange (loss) gain	$ (7)	$ (9)	$ (12)	$ 3
Net loss on extinguishment of debt (Note 10)	(59)	–	(59)	–
Post-emergence costs (1)	(1)	(3)	(1)	(5)
Note payable forgiveness gain (2)	–	–	12	–
Gain on liquidation settlement (3)	–	–	9	–
Income from equity method investments	–	1	–	2
Interest income	–	2	1	3
Miscellaneous income (expense)	2	(1)	3	–
	$ (65)	$ (10)	$ (47)	$ 3

(1)

Primarily represents ongoing legal and other professional fees for the resolution and settlement of disputed creditor claims, as well as costs for other post-emergence activities associated with the creditor protection proceedings, from which we emerged on December 9, 2010. For additional information, see Note 14, “Share Capital.”

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

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 6. Accumulated Other Comprehensive Loss

The change in our accumulated other comprehensive loss by component (net of tax) for the six months ended June 30, 2013 was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits (1)	Unamortized Actuarial Losses (2)	Foreign Currency Translation	Total
Balance as of December 31, 2012	$ 21	$ (640)	$ 5	$ (614)
Other comprehensive (loss) income before reclassifications	(13)	16	(5)	(2)
Amounts reclassified from accumulated other comprehensive loss (3)	(1)	8	–	7
Net current period other comprehensive (loss) income	(14)	24	(5)	5
Balance as of June 30, 2013	$ 7	$ (616)	$ –	$ (609)

(1)

In the second quarter of 2013, following the restart of our previously idled Gatineau, Quebec paper mill, 119 employees were reinstated to our pension plans. As a result, “Pension and other postretirement benefit obligations” and “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of June 30, 2013 were increased by $18 million and $13 million (net of tax of $5 million), respectively.

(2)

In the second quarter of 2013, we recorded certain adjustments associated with our previously reported pension and other postretirement benefit (“OPEB”) obligations. As a result, “Pension and other postretirement benefit obligations” and “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of June 30, 2013 were decreased by $27 million and $17 million (net of tax of $10 million), respectively.

(3)	See the table below for details about these reclassifications.

The reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2013 were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations

Unamortized Prior Service Credits
Amortization of prior service credits	$ (1)	Cost of sales, excluding depreciation and amortization (1)
	–	Income tax benefit (provision)

	$ (1)	Net of tax

Unamortized Actuarial Losses
Amortization of actuarial losses	$ 12	Cost of sales, excluding depreciation and amortization (1)
	(4)	Income tax benefit (provision)

	$ 8	Net of tax

Total Reclassifications	$ 7	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and OPEB plans summarized in Note 11, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 7. Net (Loss) Income Per Share

The weighted-average number of common shares outstanding used to calculate basic and diluted net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders was 94.8 million for both the three and six months ended June 30, 2013 and 98.9 million and 98.0 million for the three and six months ended June 30, 2012, respectively.

No adjustments to net (loss) income attributable to Resolute Forest Products Inc. common shareholders were necessary to calculate basic and diluted net (loss) income per share for all periods presented.

For the three and six months ended June 30, 2013 and the three months ended June 30, 2012, option shares of 1.5 million, 1.5 million and 0.9 million, respectively, and equity-classified restricted stock units (“RSUs”) and deferred stock units (“DSUs”) of 0.8 million, 0.8 million and 0.4 million, respectively, were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive. For the six months ended June 30, 2012, the dilutive impact of 0.9 million option shares and 0.4 million equity-classified RSUs and DSUs on the weighted-average number of common shares outstanding used to calculate diluted net loss per share was nominal.

Note 8. Inventories, Net

Inventories, net as of June 30, 2013 and December 31, 2012 were comprised of the following:

(Unaudited, in millions)	June 30, 2013	December 31, 2012
Raw materials and work in process	$149	$181
Finished goods	196	188
Mill stores and other supplies	180	176
	$525	$545

During the three months ended June 30, 2013, we recorded charges of $1 million for write-downs of inventory as a result of the indefinite idling of a paper machine in Fort Frances. During the six months ended June 30, 2013, we also recorded charges of $4 million for write-downs of inventory as a result of the indefinite idling of a paper machine in Calhoun. During the three months ended June 30, 2012, we recorded charges of $7 million for write-downs of inventory as a result of the indefinite idling of our Mersey operations. These charges were included in “Cost of sales, excluding depreciation and amortization” in our Consolidated Statements of Operations.

Note 9. Severance Related Liabilities

The activity in our severance related liabilities for the six months ended June 30, 2013 was as follows:

(Unaudited, in millions)	2013 Initiatives	2012 Initiatives	2011 Initiatives	Total
Balance as of December 31, 2012	$–	$13	$2	$15
Charges	4	3	–	7
Payments	(3)	(10)	(1)	(14)
Balance as of June 30, 2013	$1	$6	$1	$8

During the six months ended June 30, 2013, we recorded employee termination costs primarily as a result of the indefinite idling of a paper machine in Calhoun and the indefinite idling of a paper machine in Fort Frances. The remaining severance liability is expected to be paid within one year.

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

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 10. Long-Term Debt

Overview

Long-term debt, including current portion, as of June 30, 2013 and December 31, 2012 was comprised of the following:

(Unaudited, in millions)	June 30, 2013	December 31, 2012
5.875% senior notes due 2023:
Principal amount	$600	$–
Unamortized discount	(6)	–
Total senior notes due 2023	594	–

10.25% senior secured notes due 2018:
Principal amount	5	501
Unamortized premium	–	27
Total senior secured notes due 2018	5	528

Other debt:
PSIF – Investissement Quebec loan	2	3
Capital lease obligation	3	3
Total other debt	5	6

Total debt	604	534
Less: Current portion of long-term debt	(2)	(2)
Long-term debt, net of current portion	$602	$532

Senior notes

2023 Notes

On May 8, 2013, we issued $600 million aggregate principal amount of 5.875% senior notes due 2023 (the “2023 Notes”) pursuant to an indenture as of that date (the “indenture”). Upon their issuance, the 2023 Notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that is being amortized to interest expense using the interest method over the term of the notes, resulting in an effective interest rate of 6.0%. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2013, until their maturity date of May 15, 2023.

The notes are guaranteed by our current and future wholly-owned U.S. subsidiaries (the “guarantors”). The notes are unsecured and effectively junior to indebtedness under the ABL Credit Facility (as defined and discussed below) to the extent of the value of the collateral that secures the ABL Credit Facility and to future secured indebtedness. In addition, the notes are structurally subordinated to all existing and future liabilities of our subsidiaries that do not guarantee the notes.

The terms of the indenture impose certain restrictions, subject to a number of exceptions and qualifications, including limits on our ability to: incur, assume or guarantee additional indebtedness; issue redeemable stock and preferred stock; pay dividends or make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase certain debt; make loans and investments; incur liens; issue dividends, make loans or transfer assets from our subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates; and enter into new lines of business.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

At any time prior to May 15, 2017, we may redeem some or all of the notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest and a “make-whole” premium. We may redeem up to 35% of the notes before May 15, 2016 using proceeds from certain equity offerings at a price of 105.875% of the principal amount. In the event of a change of control, each holder will have the right to require us to repurchase all or any part of that holder’s notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes plus any accrued and unpaid interest. If we sell certain of our assets and do not use the proceeds to pay down certain indebtedness, purchase additional assets or make capital expenditures, each as specified in the indenture, we must offer to purchase the notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest with the net cash proceeds from the asset sale.

On or after May 15, 2017, the 2023 Notes will be redeemable, in whole or in part, at redemption prices equal to a percentage of the principal amount plus accrued and unpaid interest, as follows:

Year (beginning May 15)	Redemption Price
2017	104.406%
2018	102.938%
2019	101.469%
2020 and thereafter	100.000%

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

The fair value of the 2023 Notes was $537 million as of June 30, 2013 and was determined by reference to quoted over-the-counter prices (Level 2).

In connection with the issuance of the notes, we incurred fees of approximately $9 million, which were recorded as deferred financing costs in “Other assets” in our Consolidated Balance Sheet as of June 30, 2013, and are being amortized to interest expense using the interest method over the term of the notes.

2018 Notes

Our 10.25% senior secured notes (the “2018 Notes”) have a maturity date of October 15, 2018. Interest is payable on the notes on April 15 and October 15 of each year until maturity.

On May 8, 2013, we used the proceeds of the sale of the 2023 Notes to purchase $496 million aggregate principal amount of the 2018 Notes, or 99% of the outstanding amount, in connection with the tender offer and consent solicitation that expired on May 21, 2013. Aggregate consideration for the purchase was $584 million, including accrued and unpaid interest of $4 million, and in connection therewith, we entered into a supplemental indenture to implement certain changes to the 2018 Notes indenture and to release the collateral securing the 2018 Notes. Accordingly, we recorded a loss on extinguishment of debt of $59 million (net of $25 million write-down of unamortized premium) in “Other (expense) income, net” in our Consolidated Statements of Operations for the three and six months ended June 30, 2013.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

The fair value of the 2018 Notes was $5 million and $576 million as of June 30, 2013 and December 31, 2012, respectively, and was determined by reference to quoted market prices. As of June 30, 2013, the 2018 Notes were reclassified from Level 1 to Level 2 as they are no longer traded in active markets.

ABL Credit Facility

Our senior secured asset-based revolving credit facility (the “ABL Credit Facility”), as amended, matures October 28, 2016. On April 29, 2013, we entered into an agreement with the administrative agent for the ABL Credit Facility and Bank of America, N.A., Canadian Branch, in order to add Bank of America as a lender thereunder, and also increase the aggregate commitments of the ABL Credit Facility by $65 million to $665 million, subject to borrowing base limitations. As of June 30, 2013, we had no borrowings and $47 million of letters of credit outstanding under the ABL Credit Facility. As of June 30, 2013, we had $467 million of availability under the ABL Credit Facility, which was comprised of $294 million for the U.S. borrowers (Resolute Forest Products Inc., Resolute FP US Inc. and AbiBow Recycling LLC) and $173 million for the Canadian borrower (Resolute FP Canada Inc.).

PSIF – Investissement Quebec

Our loan granted by Investissement Quebec through the Soutien à l’industrie forestière program (“PSIF”) is interest-free and payable in monthly installments over a maximum of four years, starting December 31, 2010. Under the loan agreement, we must comply with certain restrictive covenants, including the requirement to meet certain financial ratios. As of June 30, 2013, the fair value of the loan approximated its carrying value of $2 million. The fair value was determined by discounting the cash flows using a current interest rate (4.4%) for financial instruments with similar characteristics and maturities (Level 3).

Capital lease obligation

We have a capital lease obligation for a warehouse, which can be renewed for 20 years at our option. Minimal payments are determined by an escalatory price clause.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 11. Employee Benefit Plans

Pension and OPEB plans

The components of net periodic benefit cost relating to our pension and OPEB plans for the three and six months ended June 30, 2013 and 2012 were as follows:

Pension Plans:
	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2013	2012	2013	2012
Service cost	$8	$9	$16	$18
Interest cost	70	76	140	152
Expected return on plan assets	(77)	(83)	(155)	(167)
Amortization of actuarial losses	6	–	12	–
Amortization of prior service credits	–	–	(1)	–
Settlement and curtailments	–	10	(1)	14
	$7	$12	$11	$17

OPEB Plans:
	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2013	2012	2013	2012
Service cost	$1	$–	$2	$1
Interest cost	4	5	8	10
	$5	$5	$10	$11

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

Defined contribution plans

The expense for our defined contribution plans totaled $5 million for both the three months ended June 30, 2013 and 2012 and $11 million for both the six months ended June 30, 2013 and 2012.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Canadian pension funding

On April 26, 2013, we reached an agreement in principle with our stakeholders in Quebec, the provincial government, and its pension regulator, concerning the previously-disclosed funding relief measures, solvency deficit and corrective measures related to our material Canadian registered pension plans. Under the agreement in principle, we would agree to make incremental contributions beyond the basic funding requirements under the existing framework in order to secure longer-term funding stability. We continue to engage our Ontario stakeholders and the provincial government of Ontario and its pension regulator.

Note 12. Income Taxes

The income tax benefit (provision) attributable to loss before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three and six months ended June 30, 2013 and 2012 as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2013	2012	2013	2012
Loss before income taxes	$(75)	$(60)	$(120)	$(32)

Income tax benefit (provision):
Expected income tax benefit	26	21	42	11
Changes resulting from:
Valuation allowance	(1)	(31)	33	(28)
Adjustments for unrecognized tax benefits	–	–	–	4
Foreign exchange	–	(4)	(1)	3
Reorganization-related and other tax adjustments	–	13	–	10
Research and development tax incentives	1	1	1	3
State income taxes and foreign tax rate differences	7	(1)	4	1
Other, net	(2)	(1)	(8)	2
	$31	$(2)	$71	$6

During the six months ended June 30, 2013, we reversed $33 million of valuation allowance, primarily related to available U.S. capital losses which are now expected to be utilized in the future as a result of the acquisition of the noncontrolling interest in CNC. The increase in the valuation allowance during the three and six months ended June 30, 2012 related to costs associated with the indefinite idling of our Mersey operations where we did not recognize tax benefits. During the six months ended June 30, 2012, we recorded a benefit of $4 million for previously unrecognized tax benefits, following the conclusion of tax examinations related to prior year research and development tax incentive claims.

As a result of the contribution of capital from the noncontrolling interest and the subsequent acquisition of the noncontrolling interest in CNC, we established a deferred income tax provision of $3 million in the first quarter of 2013. Since this acquisition was accounted for as an equity transaction, as discussed in Note 5, “Other (Expense) Income, Net,” the recording of this deferred tax provision resulted in a reduction of “Additional paid-in capital” in our Consolidated Balance Sheet as of June 30, 2013.

For the three and six months ended June 30, 2013, in accordance with FASB ASC 740, “Income Taxes,” we calculated our income tax benefit under the discrete method. The discrete method was used, as the consolidated estimated annual effective tax rate was not considered a reliable estimate of the year-to-date income tax benefit, since small changes in estimated income in different tax jurisdictions would result in significant changes in the estimated consolidated annual effective tax rate.

At each reporting period, we assess whether it is more likely than not that the deferred income tax assets will be realized based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results and prudent and feasible tax planning strategies. The impact of changing dynamics in the pulp and paper industry on the actual and forecasted earnings of our U.S. operations may limit our ability to continue to recognize our deferred income tax assets. If future results do not meet expectations, we may be required to reduce our U.S. net deferred income tax assets by recording a valuation allowance of up to $630 million, representing the U.S. portion of the net deferred income tax assets of $1,961 million as of June 30, 2013. Such valuation allowance, if taken, would be recorded as a charge to income tax expense and could materially affect our results of operations and financial condition.

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

Effective July 31, 2012, we completed the second step transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have reserved approximately Cdn$14 million ($13 million, based on the exchange rate in effect on June 30, 2013) for the eventual payment of those claims.

On June 12, 2012, we filed a motion for directives with the Quebec Superior Court in Canada, the court with jurisdiction in our 2010 creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada), seeking an order to prevent pension regulators in each of Quebec, New Brunswick and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the creditor protection proceedings. These plans are subject to the funding relief regulations described in Note 18, “Pension and Other Postretirement Benefit Plans -Canadian pension funding,” to our consolidated financial statements for the year ended December 31, 2012 and we contend, among other things, that any such declaration, if issued, would be inconsistent with the court’s sanction order confirming the plan of reorganization and the terms of our emergence from the creditor protection proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could exceed $150 million, would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.

Information on our commitments and contingencies is presented in Note 20, “Commitments and Contingencies,” included in our consolidated financial statements for the year ended December 31, 2012. Except as updated above, there has been no material development to the commitments and contingencies described in our consolidated financial statements for the year ended December 31, 2012.

Other

The province of Quebec informed us on December 30, 2011 that it intended not to renew our water rights associated with our Jim-Gray hydroelectric dam and to require us to transfer the property to the province for no consideration. On June 13, 2013, the province of Quebec granted us an extension to transfer the property. As extended, an agreement on the terms of the transfer would need to be entered into at the latest on November 1, 2013. The province’s actions are contrary to our understanding of the water power lease in question. We continue to evaluate our legal options. At this time, we believe that the remaining useful life of the assets remains unchanged. The carrying value of the hydroelectric assets and the intangible assets associated with the Jim-Gray dam as of June 30, 2013 was approximately $91 million. If we are unable to renew the water rights at this dam, we will reevaluate the remaining useful life of these assets, which may result in accelerated depreciation and amortization charges at that time. Additional information regarding our Jim-Gray hydroelectric dam is presented in Note 5, “Amortizable Intangible Assets, Net,” and Note 13, “Fixed Assets, Net,” included in our consolidated financial statements for the year ended December 31, 2012.

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 14. Share Capital

Common stock

On May 22, 2013, we completed the final distribution of shares of common stock from the disputed claim share reserve established under the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Reorganization Plan”). During the three and six months ended June 30, 2013, we distributed a total of 2,050,920 and 2,269,734 shares of common stock, respectively, from our disputed share reserve. There is no remaining unresolved claim under that plan.

As the aggregate of allowed claims against certain Chapter 11 debtors was resolved for less than was originally reserved when the disputed claim share reserve was established, the 276,662 remaining shares reserved for Chapter 11 unsecured claims were transferred to us pursuant to the Chapter 11 Reorganization Plan.

As of August 9, 2013, we completed the final allocation of shares of common stock from the disputed claim share reserve established under the Companies’ Creditors Arrangement Act (Canada) Plan of Reorganization and Compromise (the “CCAA Reorganization Plan”). See Note 17, “Subsequent Event,” for additional information.

Treasury stock

On May 22, 2012, our board approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million. During the three months ended June 30, 2012, we repurchased 1.1 million shares at a cost of $12 million.

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

Information about certain segment data for the three and six months ended June 30, 2013 and 2012 was as follows:

(Unaudited, in millions)	Newsprint	Coated Papers	Specialty Papers	Market Pulp (1)	Wood Products	Corporate and Other	Consolidated Total
Sales
Second quarter 2013	$364	$96	$242	$263	$142	$–	$1,107
Second quarter 2012	416	121	288	211	132	–	1,168
First six months 2013	720	198	480	503	280	–	2,181
First six months 2012	832	249	560	338	243	–	2,222
Depreciation and amortization
Second quarter 2013	$18	$9	$10	$13	$9	$2	$61
Second quarter 2012	18	9	12	10	9	–	58
First six months 2013	36	18	20	26	18	3	121
First six months 2012	36	19	24	18	18	–	115
Operating income (loss) (2)
Second quarter 2013	$10	$2	$–	$10	$16	$(35)	$3
Second quarter 2012	32	3	28	(3)	12	(104)	(32)
First six months 2013	8	2	8	5	32	(101)	(46)
First six months 2012	53	4	42	(20)	6	(86)	(1)

(1)

Market pulp sales excluded inter-segment sales of $3 million and $8 million for the three months ended June 30, 2013 and 2012, respectively, and $8 million and $19 million for the six months ended June 30, 2013 and 2012, respectively.

(2)	Corporate and other operating loss for the three and six months ended June 30, 2013 and 2012 included the following significant items:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2013	2012	2013	2012
Net gain on disposition of assets	$2	$1	$2	$24
Closure costs, impairment and other related charges	(12)	(88)	(52)	(93)
Inventory write-downs related to closures	(1)	(7)	(5)	(7)
Severance	–	(1)	–	(3)
Transaction costs	(2)	(3)	(5)	(7)
Start up costs of idled mill	(13)	–	(28)	–
	$(26)	$(98)	$(88)	$(86)

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 16. Condensed Consolidating Financial Information

The following information is presented in accordance with Rule 3-10 of Regulation S-X and the public information requirements of Rule 144 promulgated pursuant to the Securities Act of 1933, as amended, in connection with Resolute Forest Products Inc.’s 2018 Notes and 2023 Notes that are fully and unconditionally guaranteed, on a joint and several basis, by all of our 100% owned material U.S. subsidiaries (the “Guarantor Subsidiaries”). The 2018 Notes and 2023 Notes are not guaranteed by our foreign subsidiaries and our less than 100% owned U.S. subsidiaries (the “Non-guarantor Subsidiaries”).

The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2013 and 2012, the Balance Sheets as of June 30, 2013 and December 31, 2012 and the Statements of Cash Flows for the six months ended June 30, 2013 and 2012 for Resolute Forest Products Inc. (the “Parent”), the Guarantor Subsidiaries on a combined basis and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended June 30, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$ –	$ 935	$ 732	$ (560)	$ 1,107
Costs and expenses:
Cost of sales, excluding depreciation and amortization	–	859	558	(558)	859
Depreciation and amortization	–	25	36	–	61
Distribution costs	–	42	89	(1)	130
Selling, general and administrative expenses	5	15	24	–	44
Closure costs, impairment and other related charges	–	12	–	–	12
Net gain on disposition of assets	–	–	(2)	–	(2)
Operating (loss) income	(5)	(18)	27	(1)	3
Interest expense	(23)	(1)	(2)	13	(13)
Other (expense) income, net	(59)	11	(4)	(13)	(65)
Parent’s equity in income (loss) of subsidiaries	11	–	–	(11)	–
(Loss) income before income taxes	(76)	(8)	21	(12)	(75)
Income tax benefit (provision)	33	5	(7)	–	31
Net (loss) income including noncontrolling interests	(43)	(3)	14	(12)	(44)
Net loss attributable to noncontrolling interests	–	–	1	–	1
Net (loss) income attributable to Resolute Forest Products Inc.	$ (43)	$ (3)	$ 15	$ (12)	$ (43)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$ (39)	$ 14	$ 2	$ (16)	$ (39)

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Six Months Ended June 30, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$ –	$ 1,782	$ 1,420	$ (1,021)	$ 2,181
Costs and expenses:
Cost of sales, excluding depreciation and amortization	–	1,633	1,094	(1,012)	1,715
Depreciation and amortization	–	50	71	–	121
Distribution costs	–	85	171	(3)	253
Selling, general and administrative expenses	10	27	51	–	88
Closure costs, impairment and other related charges	–	49	3	–	52
Net gain on disposition of assets	–	–	(2)	–	(2)
Operating (loss) income	(10)	(62)	32	(6)	(46)
Interest expense	(55)	(1)	(4)	33	(27)
Other (expense) income, net	(59)	45	–	(33)	(47)
Parent’s equity in income of subsidiaries	32	–	–	(32)	–
(Loss) income before income taxes	(92)	(18)	28	(38)	(120)
Income tax benefit (provision)	44	40	(14)	1	71
Net (loss) income including noncontrolling interests	(48)	22	14	(37)	(49)
Net loss attributable to noncontrolling interests	–	–	1	–	1
Net (loss) income attributable to Resolute Forest Products Inc.	$ (48)	$ 22	$ 15	$ (37)	$ (48)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$ (43)	$ 40	$ 2	$ (42)	$ (43)

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended June 30, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$ –	$ 729	$ 797	$ (358)	$ 1,168
Costs and expenses:
Cost of sales, excluding depreciation and amortization	–	633	606	(358)	881
Depreciation and amortization	–	22	36	–	58
Distribution costs	–	38	95	–	133
Selling, general and administrative expenses	6	8	27	–	41
Closure costs, impairment and other related charges	–	–	88	–	88
Net gain on disposition of assets	–	–	(1)	–	(1)
Operating (loss) income	(6)	28	(54)	–	(32)
Interest expense	(52)	(1)	(4)	39	(18)
Other income (expense), net	–	40	(11)	(39)	(10)
Parent’s equity in income (loss) of subsidiaries	20	–	–	(20)	–
(Loss) income before income taxes	(38)	67	(69)	(20)	(60)
Income tax benefit (provision)	21	(15)	(8)	–	(2)
Net (loss) income including noncontrolling interests	(17)	52	(77)	(20)	(62)
Net loss attributable to noncontrolling interests	–	–	45	–	45
Net (loss) income attributable to Resolute Forest Products Inc.	$ (17)	$ 52	$ (32)	$ (20)	$ (17)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$ (24)	$ 52	$ (39)	$ (13)	$ (24)

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$ –	$ 1,445	$ 1,531	$ (754)	$ 2,222
Costs and expenses:
Cost of sales, excluding depreciation and amortization	–	1,279	1,187	(754)	1,712
Depreciation and amortization	–	46	69	–	115
Distribution costs	–	70	184	–	254
Selling, general and administrative expenses	12	23	38	–	73
Closure costs, impairment and other related charges	–	–	93	–	93
Net gain on disposition of assets	–	–	(24)	–	(24)
Operating (loss) income	(12)	27	(16)	–	(1)
Interest expense	(106)	(2)	(5)	79	(34)
Other income (expense), net	–	83	(1)	(79)	3
Parent’s equity in income of subsidiaries	84	–	–	(84)	–
(Loss) income before income taxes	(34)	108	(22)	(84)	(32)
Income tax benefit (provision)	43	(33)	(4)	–	6
Net income (loss) including noncontrolling interests	9	75	(26)	(84)	(26)
Net loss attributable to noncontrolling interests	–	–	35	–	35
Net income attributable to Resolute Forest Products Inc.	$ 9	$ 75	$ 9	$ (84)	$ 9
Comprehensive income attributable to Resolute Forest Products Inc.	$ 5	$ 75	$ 5	$ (80)	$ 5

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ –	$ 153	$ 95	$ –	$ 248
Accounts receivable, net	–	454	244	–	698
Accounts receivable from affiliates	–	229	203	(432)	–
Inventories, net	–	217	318	(10)	525
Deferred income tax assets	–	11	43	–	54
Interest receivable from parent	–	3	–	(3)	–
Note receivable from subsidiary	41	–	–	(41)	–
Other current assets	–	36	43	–	79
Total current assets	41	1,103	946	(486)	1,604
Fixed assets, net	–	887	1,467	–	2,354
Amortizable intangible assets, net	–	–	67	–	67
Deferred income tax assets	–	617	1,313	2	1,932
Notes receivable from affiliates	–	530	–	(530)	–
Notes receivable from parent	–	622	–	(622)	–
Investments in and advances to consolidated subsidiaries	5,024	1,964	–	(6,988)	–
Other assets	9	116	66	–	191
Total assets	$ 5,074	$ 5,839	$ 3,859	$ (8,624)	$6,148

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$ 6	$ 199	$ 345	$ –	$ 550
Current portion of long-term debt	–	–	2	–	2
Accounts payable to affiliates	432	–	–	(432)	–
Interest payable to subsidiary	3	–	–	(3)	–
Note payable to parent	–	–	41	(41)	–
Total current liabilities	441	199	388	(476)	552
Long-term debt, net of current portion	599	3	–	–	602
Long-term debt due to subsidiaries	622	–	–	(622)	–
Long-term debt due to affiliate	–	–	530	(530)	–
Pension and other postretirement benefit obligations	–	532	1,281	–	1,813
Deferred income tax liabilities	–	–	25	–	25
Other long-term liabilities	–	28	38	–	66
Total liabilities	1,662	762	2,262	(1,628)	3,058
Total equity	3,412	5,077	1,597	(6,996)	3,090
Total liabilities and equity	$ 5,074	$ 5,839	$ 3,859	$ (8,624)	$ 6,148

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 5	$ 171	$ 87	$ –	$ 263
Accounts receivable, net	–	383	366	(52)	697
Accounts receivable from affiliates	–	262	211	(473)	–
Inventories, net	–	221	328	(4)	545
Deferred income tax assets	–	11	45	–	56
Notes and interest receivable from parent	–	593	–	(593)	–
Notes receivable from affiliates	–	9	138	(147)	–
Note receivable from subsidiary	41	–	–	(41)	–
Other current assets	–	22	47	–	69
Total current assets	46	1,672	1,222	(1,310)	1,630
Fixed assets, net	–	908	1,532	–	2,440
Amortizable intangible assets, net	–	–	69	–	69
Deferred income tax assets	–	594	1,405	1	2,000
Note receivable from affiliate	–	531	–	(531)	–
Investments in and advances to consolidated subsidiaries	4,859	2,089	–	(6,948)	–
Other assets	–	98	96	–	194
Total assets	$ 4,905	$ 5,892	$ 4,324	$ (8,788)	$ 6,333

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$ 11	$ 198	$ 424	$ (52)	$ 581
Current portion of long-term debt	–	–	2	–	2
Accounts payable to affiliates	336	135	2	(473)	–
Notes and interest payable to subsidiaries	593	–	–	(593)	–
Notes payable to affiliates	–	138	9	(147)	–
Note payable to parent	–	–	41	(41)	–
Total current liabilities	940	471	478	(1,306)	583
Long-term debt, net of current portion	528	3	1	–	532
Long-term debt due to affiliate	–	–	531	(531)	–
Pension and other postretirement benefit obligations	–	559	1,387	–	1,946
Deferred income tax liabilities	–	–	75	–	75
Other long-term liabilities	–	36	36	–	72
Total liabilities	1,468	1,069	2,508	(1,837)	3,208
Total equity	3,437	4,823	1,816	(6,951)	3,125
Total liabilities and equity	$ 4,905	$ 5,892	$ 4,324	$ (8,788)	$ 6,333

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Six Months Ended June 30, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$–	$(7)	$55	$–	$48
Cash flows from investing activities:
Cash invested in fixed assets	–	(29)	(57)	–	(86)
Disposition of assets	–	–	3	–	3
Proceeds from insurance settlements	–	–	4	–	4
Decrease in restricted cash	–	–	3	–	3
Decrease in deposit requirements for letters of credit, net	–	–	1	–	1
Advances (to) from affiliates	(10)	10	–	–	–
Net cash used in investing activities	(10)	(19)	(46)	–	(75)
Cash flows from financing activities:
Issuance of long-term debt	594	–	–	–	594
Premium paid on extinguishment of debt	(84)	–	–	–	(84)
Payments of debt	(496)	–	(1)	–	(497)
Payments of financing and credit facility fees	(9)	–	–	–	(9)
Contribution of capital from noncontrolling interest	–	8	–	–	8
Net cash provided by (used in) financing activities	5	8	(1)	–	12
Net (decrease) increase in cash and cash equivalents	(5)	(18)	8	–	(15)
Cash and cash equivalents:
Beginning of period	5	171	87	–	263
End of period	$–	$153	$95	$–	$248

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Six Months Ended June 30, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$–	$75	$98	$–	$173
Cash flows from investing activities:
Cash invested in fixed assets	–	(24)	(34)	–	(58)
Disposition of assets	–	–	26	–	26
Acquisition of Fibrek, net of cash acquired	–	–	(24)	–	(24)
Decrease in restricted cash	–	–	76	–	76
Increase in deposit requirements for letters of credit, net	–	–	(7)	–	(7)
Advances from (to) affiliate	12	–	(12)	–	–
Net cash provided by (used in) investing activities	12	(24)	25	–	13
Cash flows from financing activities:
Purchases of treasury stock	(12)	–	–	–	(12)
Dividend to noncontrolling interests	–	–	(1)	–	(1)
Acquisition of noncontrolling interest	–	–	(17)	–	(17)
Payments of long-term debt	–	–	(15)	–	(15)
Net cash used in financing activities	(12)	–	(33)	–	(45)
Net increase in cash and cash equivalents	–	51	90	–	141
Cash and cash equivalents:
Beginning of period	–	128	241	–	369
End of period	$–	$179	$331	$–	$510

RESOLUTE FOREST PRODUCTS INC.

Notes to Unaudited Interim Consolidated Financial Statements

Note 17. Subsequent Event

The following significant event occurred subsequent to June 30, 2013:

•

On August 8 and 9, 2013, we distributed from the disputed claim share reserve 1,268,420 shares of common stock for the benefit of unsecured creditors under the CCAA plan of reorganization and compromise. The remaining 203,971 shares from the disputed claim reserve have been definitively allocated for distribution as follows: (1) as certain debtors had no creditor, 46,884 shares will be transferred to the Company pursuant to the CCAA plan of reorganization and compromise; and (2) 156,907 shares will be transferred to other claimholders, mostly current or former Canadian employees, subject to certain required regulatory clearances. There being no remaining unresolved unsecured claim under the CCAA plan of reorganization and compromise, this was the final distribution to unsecured creditors under that plan of reorganization. Of these distributions and allocations, 9,497 shares related to Chapter 11 general unsecured claims further distributed or allocated, as the case may be, in connection with this final CCAA distribution for administrative purposes. When we refer to “creditor protection proceedings,” we mean the proceedings under Chapter 11 of the United States Bankruptcy Code, as amended (or “Chapter 11”), and the Companies’ Creditors Arrangement Act (Canada), as applicable (or “CCAA”), from which AbitibiBowater Inc. (our predecessor entity) and all but one of its debtor affiliates successfully emerged on December 9, 2010. When we refer to “disputed claim share reserve,” we mean the reserve of 23,382,073 shares established under the plans of reorganization for claims that remained in dispute as of the emergence date, from which there have been interim distributions to unsecured creditors as disputed claims were resolved.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF THIRD-PARTY DATA

Statements in this quarterly report on Form 10-Q that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts to reach resolution concerning the funding relief measures related to the material Canadian registered pension plans; efforts to continue to reduce costs and increase revenues and profitability, including our cost-reduction initiatives; business and operating outlook; assessment of market conditions; prospects, growth strategies and the industry in which we operate; and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.

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

Market and industry data

The information on industry and general economic conditions in this quarterly report on Form 10-Q was derived from third-party sources and trade publications we believe to be widely accepted and accurate. We have not independently verified the information and cannot assure you of its accuracy.

OVERVIEW

Resolute Forest Products is a global leader in the forest products industry, with a diverse range of products, including newsprint, coated papers, specialty papers, market pulp and wood products, which are marketed in close to 80 countries. We own or operate over 40 pulp and paper mills and wood products facilities in the U.S., Canada and South Korea, and power generation assets in Canada. By capacity, we are the largest producer of newsprint in the world, the largest producer of uncoated mechanical papers in North America and the biggest Canadian volume producer of wood products east of the Rockies. We are also a significant North American producer in coated papers and market pulp.

We report our activities in five business segments: newsprint, coated papers, specialty papers, market pulp and wood products. See “Results of Operations” below for further information about our business segments.

We are guided by our vision and values, focusing on safety, profitability, accountability, sustainability and teamwork, and we believe that the following elements best define us:

•

Competitive cost structure – as a result of aggressive cost reductions and mill rationalizations, today we compete as a leading, lower-cost North American producer. When compared to the company that filed for creditor protection in 2009, today we have significantly lower fixed costs and breakeven point.

•

Synergistic and diversified asset base – in implementing our mill rationalization efforts, we operate our best assets, closing or selling the higher-cost ones. Our harvesting rights and extensive network of Canadian sawmills not only makes us a significant lumber producer in eastern North America, but also give us the benefit of integration from log to finished product. In the U.S., we source primarily from the lower-cost southeastern fiber basket.

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

Second Quarter Overview

Three months ended June 30, 2013 vs. June 30, 2012

We recorded operating income of $3 million in the second quarter, compared to an operating loss of $32 million in the second quarter of 2012. Excluding special items, operating income was $29 million, compared to $66 million in the year-ago period.

Our net loss in the second quarter was $43 million, or net income of $18 million, excluding special items, on sales of $1,107 million. This compares to a net loss of $17 million in the second quarter of 2012, or net income of $33 million, excluding special items, on sales of $1,168 million.

We generated a net loss per common share of $0.45, compared to a net loss of $0.17 per share in the second quarter of 2012. Excluding special items, earnings per diluted share was $0.19, compared to $0.33 in the year-ago period.

Fibrek Inc.’s (“Fibrek”) results of operations have been included in our consolidated financial statements, in the market pulp segment, since May 2, 2012, the date we acquired a controlling interest. The amount of Fibrek’s sales and operating income included in our results for the second quarter of 2013 were $120 million and $12 million, respectively, compared to $74 million and $1 million, respectively, in the second quarter of 2012.

As more fully described below under “Change in Accounting Policy”, during the second quarter, we changed our accounting policy from the direct expensing of costs associated with planned major maintenance activities to the deferral method. The change in accounting policy was applied retroactively by adjusting comparative consolidated financial statements for the new policy.

Three Months Ended June 30, 2013	Operating income	Net income	EPS
(unaudited, in millions, except per share amounts)	(loss)	(loss)
GAAP, as reported	$3	$(43)	$(0.45)
Adjustments for special items[1]:
Loss on non-cash translation of Canadian dollar net monetary assets	–	7	0.07
Closure costs, impairment and other related charges	12	7	0.07
Inventory write-downs related to closures	1	1	0.01
Start-up costs of idled mill	13	9	0.10
Net gain on disposition of assets	(2)	(2)	(0.02)
Net loss on extinguishment of debt	–	38	0.40
Transaction costs	2	2	0.02
Other income, net	–	(1)	(0.01)
GAAP, as adjusted for special items	$29	$18	$0.19

Three Months Ended June 30, 2012	Operating income	Net income	EPS
(unaudited, in millions, except per share amounts)	(loss)	(loss)
GAAP, as reported	$(32)	$(17)	$(0.17)
Adjustments for special items:
Loss on non-cash translation of Canadian dollar net monetary assets	–	10	0.10
Severance	1	1	0.01
Closure costs, impairment and other related charges	88	45	0.45
Inventory write-downs related to closures	7	4	0.04
Net gain on disposition of assets	(1)	(1)	(0.01)
Transaction costs	3	3	0.03
Other expense, net	–	1	0.01
Non-cash reorganization-related and other tax adjustments	–	(13)	(0.13)
GAAP, as adjusted for special items	$66	$33	$0.33

1.

Operating income (loss), net income (loss) and net income (loss) per share, in each case as adjusted for special items, are not financial measures recognized under generally accepted accounting principles, or “GAAP”. We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our consolidated statements of operations, adjusted for items such as closure costs, impairment and other related charges, severance costs, inventory write-downs, start up costs of idled mills, gains and losses on dispositions of assets, transaction costs, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our consolidated statements of operations, adjusted for the same items used to calculate operating income (loss), as adjusted for special items, plus the effects of foreign currency translation, net loss on extinguishment of debt, other income (expense) and reorganization-related and other tax adjustments. Net income (loss) per share (or “EPS”), as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our ongoing operations and financial performance from period to period.

Six months ended June 30, 2013 vs. June 30, 2012

We recorded an operating loss of $46 million through the first six months of the year, compared to an operating loss of $1 million in the same period of 2012. Excluding special items, operating income was $42 million, compared to $85 million in the year-ago period.

Our net loss in the first six months of 2013 was $48 million, or net income of $46 million, excluding special items, on sales of $2,181 million. This compares to net income of $9 million in the first six months of 2012, or net income of $43 million, excluding special items, on sales of $2,222 million.

We generated a net loss per common share of $0.51, compared to net income of $0.09 per diluted share in the first six months of 2012. Excluding special items, earnings per diluted share was $0.49, compared to $0.44 in the year-ago period.

Fibrek’s results of operations have been included in our consolidated financial statements, in the market pulp segment, since May 2, 2012, the date we acquired a controlling interest. The amount of Fibrek’s sales and operating income included in our results for the first six months of 2013 were $222 million and $19 million, respectively, compared to $74 million and $1 million, respectively, in the first six months of 2012.

Six Months Ended June 30, 2013	Operating income	Net income	EPS
(unaudited, in millions, except per share amounts)	(loss)	(loss)
GAAP, as reported	$(46)	$(48)	$(0.51)
Adjustments for special items[1]:
Loss on non-cash translation of Canadian dollar net monetary assets	–	14	0.15
Closure costs, impairment and other related charges	52	32	0.34
Inventory write-downs related to closures	5	3	0.03
Start-up costs of idled mill	28	20	0.21
Net gain on disposition of assets	(2)	(2)	(0.02)
Net loss on extinguishment of debt	–	38	0.40
Transaction costs	5	5	0.06
Other income, net	–	(16)	(0.17)
GAAP, as adjusted for special items	$42	$46	$0.49

Six Months Ended June 30, 2012	Operating income	Net income	EPS
(unaudited, in millions, except per share amounts)	(loss)	(loss)
GAAP, as reported	$(1)	$9	$0.09
Adjustments for special items:
Gain on non-cash translation of Canadian dollar net monetary assets	–	(5)	(0.05)
Severance	3	2	0.02
Closure costs, impairment and other related charges	93	49	0.50
Inventory write-downs related to closures	7	4	0.04
Net gain on disposition of assets	(24)	(13)	(0.13)
Transaction costs	7	7	0.07
Non-cash charge for reorganization-related and other tax adjustments	–	(10)	(0.10)
GAAP, as adjusted for special items	$85	$43	$0.44

1.

Operating income (loss), net income (loss) and net income (loss) per share, in each case as adjusted for special items, are non-GAAP financial measures, reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Overview – Second Quarter Overview” above.

RESULTS OF OPERATIONS

Consolidated Results

Selected Financial Information

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions, except per share amounts)	2013	2012	2013	2012
Sales	$1,107	$1,168	$2,181	$2,222
Operating income (loss) per segment
Newsprint	10	32	8	53
Coated papers	2	3	2	4
Specialty papers	–	28	8	42
Market pulp	10	(3)	5	(20)
Wood products	16	12	32	6
Corporate / other	(35)	(104)	(101)	(86)
Total	3	(32)	(46)	(1)
Net (loss) income	(43)	(17)	(48)	9
Net (loss) income per common share
Basic	$(0.45)	$(0.17)	$(0.51)	$0.09
Diluted	(0.45)	(0.17)	(0.51)	0.09
Adjusted EBITDA [1]	$90	$124	$163	$200
Adjusted EBITDA margin [1]	8.1%	10.6%	7.5%	9.0%

	As of June 30,	As of December 31,
(unaudited, in millions)	2013	2012
Cash and cash equivalents	$248	$263
Total assets	6,148	6,333

1.	Earnings before interest expense, income taxes and depreciation, or “EBITDA”, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures.

EBITDA is calculated as net (loss) income including noncontrolling interests from the consolidated statements of operations, adjusted for interest expense, income taxes and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as foreign exchange translation gains and losses, severance, closure costs, impairment and other related charges, inventory write-downs related to closures, start up costs of idled mills, gains and losses on dispositions of assets, net loss on extinguishment of debt, transaction costs and other charges or credits. Adjusted EBITDA margin is adjusted EBITDA expressed as a percentage of sales. We believe that using measures such as EBITDA, adjusted EBITDA and adjusted EBITDA margin is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our ongoing operations and financial performance from period to period.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions)	2013	2012	2013	2012
Net loss including noncontrolling interests	$(44)	$(62)	$(49)	$(26)
Interest expense	13	18	27	34
Income tax (benefit) provision	(31)	2	(71)	(6)
Depreciation and amortization	61	58	121	115
EBITDA	$(1)	$16	$28	$117
Loss (gain) on non-cash translation of Canadian dollar net monetary assets	7	9	12	(3)
Severance	–	1	–	3
Closure costs, impairment and other related charges	12	88	52	93
Inventory write-downs related to closures	1	7	5	7
Start up costs of idled mill	13	–	28	–
Net gain on disposition of assets	(2)	(1)	(2)	(24)
Net loss on extinguishment of debt	59	–	59	–
Transaction costs	2	3	5	7
Other (income) expense, net	(1)	1	(24)	–
Adjusted EBITDA	$90	$124	$163	$200

Three months ended June 30, 2013 vs. June 30, 2012

Operating (loss) income variance analysis

Sales

Our sales were $61 million, or 5%, lower than the year-ago period, at $1,107 million. Volume dropped $96 million as a result of our efforts to streamline production and adapt to changing market dynamics by focusing production in the most cost-effective mills. Accordingly, we now operate four fewer machines overall compared to the year-ago period, not including the three pulp mills acquired with Fibrek. These Fibrek mills generated an additional $46 million of sales compared to the year-ago period, as we started to include their results of operations in our consolidated financial statements as of May 2, 2012, the date we acquired a controlling interest.

Pricing for all grades consolidated slid by $11 million, reflecting the net unfavorable effect of a drop in newsprint pricing ($24 million) and specialty papers ($8 million), compared to significantly higher pricing for wood products ($23 million). The average transaction price for coated paper and pulp grades, including the former Fibrek mills, was unchanged.

Compared to the second quarter of 2012, we took approximately 66,000 metric tons less downtime in our newsprint, specialty and market pulp segments, not including downtime associated with machines that were closed or idled later in 2012. Inventories rose 25,000 metric tons in newsprint and 33,000 thousand board feet in wood products, but they dropped 16,000 metric tons in market pulp and 22,000 short tons in specialty.

Cost of sales, excluding depreciation and amortization

Cost of sales, excluding depreciation and amortization, which we refer to as “COS”, decreased by $22 million in the quarter, including lower volume ($49 million) and COS associated with the additional Fibrek volume ($28 million). Overall COS was otherwise affected by:

•

lower non-Fibrek manufacturing costs due mainly to lower labor costs, improved operating efficiencies and external power sales from our new cogeneration facilities, offset by higher steam costs and stumpage fees ($18 million);

•	costs associated with the restart of the Gatineau, Quebec, mill ($13 million);

•	a decrease in other closed or idled mills costs ($9 million);

•	the favorable impact of a weaker Canadian dollar compared to the U.S. dollar ($7 million); and

•	an increase in the net pension expense ($5 million) due primarily to the amortization of actuarial losses starting in 2013.

Compared to 2013, 2012 COS was also favorably affected with the receipt of insurance proceeds ($4 million) for the 2011 roof collapse at our Clermont mill and unfavorably affected by inventory variation costs associated with the significant reduction in specialty papers inventory ($6 million).

The cogeneration assets used to make external sales of power – Dolbeau (specialty papers), Fort Frances (specialty papers), Gatineau (newsprint), Saint-Felicien (market pulp) and Thunder Bay (newsprint and market pulp) – together reduced COS by approximately $14 million in the second quarter of 2013, $11 million higher than the same period in 2012. These results do not include other operational efficiencies realized with the operation of the cogeneration assets, such as labor efficiencies.

Depreciation and amortization

Depreciation and amortization increased by $3 million, mainly as a result of the acquisition of Fibrek’s assets.

Selling, general and administrative expenses

Selling, general and administrative expenses, which we refer to as “SG&A”, rose by $3 million in the quarter, primarily because we recorded in the second quarter of 2012 a refund of certain group benefit premiums paid in prior years ($2 million).

Closure costs, impairment and other related charges

We recorded closure costs, impairment and other related charges of $12 million, $76 million less than in the year-ago period. Current period items included accelerated depreciation and severance charges associated with the idling of a newsprint machine at our Calhoun mill. Second quarter 2012 items included asset impairment and severance charges associated with the indefinite idling of the Mersey, Nova Scotia, newsprint mill, which we later sold.

Net loss variance analysis

Interest expense

Interest expense decreased by $5 million, to $13 million, reflecting the lower principal amount of senior secured notes due 2018 following the $85 million redemption in October 2012. Because of the mid-quarter completion, the refinancing of our 10.25% senior secured notes due 2018 with 5.875% senior unsecured notes due 2023 had only a $1 million favorable effect in the second quarter.

Other expense, net

Other expense, net, rose by $55 million, to $65 million, reflecting the tender premium paid to holders of 2018 notes ($84 million), recorded as a loss on extinguishment of debt, net of the write-down of the associated unamortized premium ($25 million).

Income taxes

We recorded a $31 million income tax benefit in the second quarter of 2013, on a loss before income taxes of $75 million, resulting in an effective tax rate of 41%. Compared to the U.S. federal statutory income tax rate of 35%, our effective tax rate reflects the impact of differences in state and foreign tax rates. In the second quarter of 2012, we recorded an income tax provision of $2 million on a loss before income taxes of $60 million, resulting in an effective tax rate of (3)%. Our effective tax rate in the second quarter of 2012 was impacted by an increase in our valuation allowance related to costs associated with the indefinite idling of our Mersey newsprint mill, where we did not recognize tax benefits and favorable reorganization-related adjustments.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes”, we calculated our income tax benefit using the discrete method. We considered that the consolidated estimated annual effective tax rate was not a reliable estimate of the year-to-date income tax benefit (provision) because small changes in estimated income in different tax jurisdictions would result in significant changes in the estimated consolidated annual effective tax rate.

At each reporting period, we assess whether it is more likely than not that the deferred income tax assets will be realized based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results and prudent and feasible tax planning strategies. The impact of changing dynamics in the pulp and paper industry on the actual and forecasted earnings of our U.S. operations may limit our ability to continue to recognize our deferred income tax assets. If future results do not meet expectations, we may be required to reduce our U.S. net deferred income tax assets by recording a valuation allowance of up to $630 million, representing the U.S. portion of the net deferred income tax asset of $1,961 million as of June 30, 2013. Such valuation allowance, if taken, would be recorded as a charge to income tax expense and could materially affect our results of operations and financial condition.

Some of our Canadian subsidiaries, including our principal Canadian operating subsidiary, use the U.S. dollar as functional currency but determine taxable income in Canadian dollars. This can cause frequent and substantial variations to our effective tax rate compared to the weighted-average of both domestic and foreign statutory tax rates because the foreign exchange gains and losses used to calculate the income tax provision of our Canadian subsidiaries are determined on a different basis from the foreign exchange gains and losses included in our consolidated financial statements. Due to the unpredictability of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate.

Noncontrolling interests

In the first half of 2012, we recorded a loss of $45 million attributable to noncontrolling interests, primarily representing our former joint venture partner’s share of the impairment, severance and other charges related to the indefinite idling of the Mersey newsprint mill, which we later sold.

Six months ended June 30, 2013 vs. June 30, 2012

Operating loss variance analysis

Sales

Our sales were $41 million lower, or 2%, than the year-ago period, at $2,181 million. Volume dropped $193 million as a result of our efforts to streamline production and adapt to changing market dynamics by focusing production in the most cost-effective mills. Accordingly, we now operate four fewer machines overall compared to the year-ago period, not including the three pulp mills acquired with Fibrek. These Fibrek mills generated an additional $148 million of sales compared to the year-ago period, as we started to include their results of operations in our consolidated financial statements as of May 2, 2012, the date we acquired a controlling interest.

Average pricing for all grades rose by $4 million, reflecting the net favorable effect of higher pricing in wood products ($59 million), offset by a drop in newsprint pricing ($39 million), specialty papers ($12 million) and non-Fibrek pulp ($5 million).

Compared to the first half of 2012, we took approximately 116,000 metric tons less downtime in our newsprint, specialty and market pulp segments, not including downtime associated with machines that were closed or idled later in 2012. Inventories rose 25,000 metric tons in newsprint and 33,000 thousand board feet in wood products, but they dropped 16,000 metric tons in market pulp and 22,000 short tons in specialty.

Cost of sales, excluding depreciation and amortization

COS increased by $3 million in the first half of the year. Excluding the higher costs associated with Fibrek ($107 million), which were partially offset by lower sales volumes ($95 million), overall COS was otherwise affected by:

•

lower manufacturing costs due mainly to lower labor costs, improved operating efficiencies and external power sales from our new cogeneration facilities, offset by higher steam costs and stumpage fees ($35 million);

•	costs associated with the restart of the Gatineau mill ($28 million);

•	a decrease in other closed or idled mills costs ($10 million);

•	the favorable impact of a weaker Canadian dollar compared to the U.S. dollar ($10 million); and

•	an increase in the net pension expense ($9 million) due primarily to the amortization of actuarial losses starting in 2013.

In 2012, COS was also favorably affected with the receipt of insurance proceeds ($7 million) for the 2011 roof collapse at our Clermont mill.

Depreciation and amortization

Depreciation and amortization increased by $6 million, mainly as a result of the acquisition of Fibrek’s assets.

Selling, general and administrative expenses

SG&A rose by $15 million during the first six months of the year, on account of the acquisition of Fibrek ($5 million) and because we recorded a refund of certain group benefit premiums paid in prior years ($11 million) in the first half of 2012.

Closure costs, impairment and other related charges

We recorded closure costs, impairment and other related charges of $52 million, $41 million less than in the year-ago period, as a result of accelerated depreciation and severance charges and other charges associated with the idling of a newsprint machine at our Calhoun mill ($49 million) in the first half of 2013, compared to the first half of 2012, asset impairment and severance and other charges associated with the indefinite idling of the Mersey, newsprint mill ($88 million), which we later sold.

Net gain on disposition of assets

We recorded a gain on disposition of assets of $2 million in the first half of 2013 compared to $24 million in the year-ago period, related to the sale of timberlands in Nova Scotia.

Net (loss) income variance analysis

Interest expense

Interest expense decreased by $7 million, to $27 million, reflecting the lower principal amount of senior secured notes due 2018 following the $85 million redemption in October 2012. Because of the mid-second quarter completion, the refinancing of our 10.25% senior secured notes due 2018 with 5.875% senior unsecured notes due 2023 had only a $1 million favorable effect in the first six months.

Other (expense) income, net

The $47 million we recorded as other expense, net, was the product of:

•	the tender premium paid to holders of 2018 notes ($84 million) in the refinancing;

•	a write-down of the unamortized premium associated with the 2018 notes ($25 million);

•	a loss on non-cash translation of Canadian dollar net monetary assets ($12 million);

•	the forgiveness of a note payable in connection with our acquisition of a former joint venture partner’s interest in Calhoun Newsprint Company (“CNC”) ($12 million); and

•	a distribution from the liquidation of a former U.K. subsidiary ($9 million).

Income taxes

We recorded a $71 million income tax benefit in the first six months of 2013, on a loss before income taxes of $120 million, resulting in an effective tax rate of 59%. The effective tax rate reflects the favorable impact of a $33 million reversal of valuation allowance, primarily related to available U.S. capital losses which are now expected to be utilized in the future as a result of the acquisition of the noncontrolling interest in CNC, partly offset by the unfavorable impacts related to various non deductible items and other tax adjustments. In the first six months of 2012, we recorded an income tax benefit of $6 million on a loss before income taxes of $32 million, resulting in an effective tax rate of 19%. Our effective tax rate in the first six months of 2012 reflects the impact of an increase in our valuation allowance related to costs associated with the indefinite idling of our Mersey newsprint mill, where we did not recognize tax benefits and favorable reorganization-related adjustments and research and development tax incentives.

Noncontrolling interests

In the first half of 2012, we recorded a loss of $35 million attributable to noncontrolling interests, primarily representing our former joint venture partner’s share of the impairment, severance and other charges related to the indefinite idling of the Mersey newsprint mill, which we later sold, partially offset by the partner’s share of the gain from the sale of timberlands in Nova Scotia.

Segment Earnings

We manage our business based on the products we manufacture. Our reportable segments correspond to our principal product lines: newsprint, coated papers, specialty papers, market pulp and wood products.

We do not allocate any of the income or loss items following “operating income (loss)” in our consolidated statements of operations to our segments because those items are reviewed separately by management. Similarly, we do not allocate to the segments closure costs, impairment and other related charges, severance, net gain on disposition of assets, as well as other discretionary charges or credits. We also exclude certain corporate items from the segments, and present those separately as corporate and other, consistent with how management analyzes the results.

We allocate depreciation and SG&A to the segments, with the exception of severance and certain other discretionary charges and credits, which we present under corporate and other.

NEWSPRINT

Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions, except where otherwise stated)	2013	2012	2013	2012
Sales	$364	$416	$720	$832
Operating income [1]	10	32	8	53
EBITDA[2]	28	50	44	89

(in thousands of metric tons)
Shipments	596	639	1,159	1,272
Downtime	21	71	77	156
Inventory at end of period	107	82	107	82

1.	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.
2.	EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions)	2013	2012	2013	2012
Net income including noncontrolling interests	10	$32	8	$53
Depreciation and amortization	18	18	36	36
EBITDA	28	50	44	89

Industry trends

Source: Pulp & Paper Products Council (or “PPPC”)

Total North American newsprint demand declined 10% in the first half of the year, reflecting a 10% drop from newspaper publishers and a 6% decline from other users. Global demand for newsprint was down 4% through June, including: Latin America (down 9%), Western Europe (down 6%), China (down 1%), India (up 5%) and Turkey (up 18%). The average operating rate in the North American industry on a shipment-to-capacity basis was at 92% through six months.

While precarious because of currency fluctuations, exports from North American producers were up 9%, an increase of over 80,000 metric tons, compared to the first half of 2012, reflecting mainly gains in shipments to non-Japan Asia, up 36%, although shipments to Western Europe were down 33%.

Three months ended June 30, 2013 vs. June 30, 2012

Operating income variance analysis

Sales

Newsprint sales decreased $52 million, or 12.5%, to $364 million, as a result of a 43,000 metric ton decrease in shipments ($28 million) and a $40 per metric ton reduction in average transaction price ($24 million).

The decline in shipments reflects our efforts to adjust to market dynamics by focusing our production in our most cost-effective mills. We idled and subsequently sold the Mersey facility in 2012 and indefinitely idled a newsprint machine at the Calhoun mill in March of this year. We restarted the Gatineau mill, including its power cogeneration facility, during the second quarter.

We took 30,000 metric tons less downtime this quarter, not including the 20,000 tons of second quarter 2012 downtime at the Mersey mill. Finished goods inventory rose by 25,000 metric tons. Our export volume represented 45% of total shipments, compared to 43% in the second quarter of 2012.

Cost of sales, excluding depreciation and amortization

Segment COS improved by $28 million, or $15 million after adjusting for the lower volume. In addition to a $3 million favorable change from a lower average Canadian dollar against the U.S. dollar in the period, manufacturing costs improved by $19 million, reflecting:

•	power sales from cogeneration assets and asset optimization efficiencies with the Gatineau mill operating rather than the Mersey and Calhoun mills ($12 million);

•	lower overall fiber costs ($6 million); and

•	lower labor costs from our various restructuring initiatives ($4 million).

These items were only partially offset by unfavorable steam and power costs because of higher natural gas prices ($3 million).

2012 segment COS was also favorably affected with the receipt of insurance proceeds ($4 million) for the 2011 roof collapse at our Clermont mill.

Six months ended June 30, 2013 vs. June 30, 2012

Operating income variance analysis

Sales

Newsprint sales decreased $112 million, or 13.5%, to $720 million. This reflects a 113,000 metric ton decrease in shipments ($73 million), for the reasons described above, and a $33 per metric ton reduction in average transaction price ($39 million).

We took 38,000 metric tons less downtime this quarter, not including the 41,000 tons of first half 2012 downtime at the Mersey mill. Our export volume represented 45% of total shipments, compared to 43% in the first six months of 2012.

Cost of sales, excluding depreciation and amortization

Segment COS improved by $58 million, or $25 million after adjusting for the lower volume. In addition to a $4 million favorable effect from a lower average Canadian dollar against the U.S. dollar in the period, manufacturing costs improved by $29 million as a result of:

•	lower overall fiber costs, mainly wood chip pricing ($12 million);

•	lower labor costs from our various restructuring initiatives ($9 million); and

•	power sales from cogeneration assets and asset optimization efficiencies with the Gatineau mill operating rather than the Mersey and Calhoun mills ($18 million).

These items were partially offset with higher maintenance costs ($3 million) and unfavorable steam and power costs because of higher natural gas prices ($6 million).

2012 segment COS was also favorably affected with the receipt of insurance proceeds ($7 million) for the 2011 roof collapse at our Clermont mill.

COATED PAPERS

Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions, except where otherwise stated)	2013	2012	2013	2012
Sales	$96	$121	$198	$249
Operating income [1]	2	3	2	4
EBITDA[2]	11	12	20	23

(in thousands of short tons)
Shipments	124	154	250	316
Downtime	37	5	73	17
Inventory at end of period	24	28	24	28

1.	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.
2.	EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30
(unaudited, in millions)	2013	2012	2013	2012
Net income including noncontrolling interests	$2	$3	$2	$4
Depreciation and amortization	9	9	18	19
EBITDA	11	12	20	23

Industry trends

Source: PPPC

The trend continued on pace with the first quarter. North American total demand for coated mechanical papers was down 5% in the first half of the year, with shipments from North American producers down 11%, about 200,000 short tons, and imports up 22%, or about 43,000 short tons, mostly from Western Europe. The industry shipment-to-capacity ratio widened to 87% in the first half of the year, compared to an average of 94% for all of 2012.

Three months ended June 30, 2013 vs. June 30, 2012

Operating income variance analysis

Sales

Coated paper sales decreased $25 million, or 21%, to $96 million. The indeterminate idling of a paper machine at our Catawba mill at the end of June 2012 accounts for the 30,000 short tons

(27,000 metric tons) of lower volume ($24 million). It represents a reduction of approximately 146,000 short tons (132,000 metric tons) of capacity on an annualized basis. Compared to the year-ago period, average transaction price fell by $8 per short ton, or 1% ($1 million), and finished goods inventory dropped by 4,000 short tons, or 14%.

Cost of sales, excluding depreciation and amortization

Segment COS decreased $21 million in the quarter, or $6 million when adjusted for the impact of volume, which reflected lower power and labor costs, and favorable usage of coating chemicals.

Six months ended June 30, 2013 vs. June 30, 2012

Operating income variance analysis

Sales

Coated paper sales decreased $51 million, or 20%, to $198 million, reflecting 66,000 short tons (60,000 metric tons) of lower volume ($52 million) for the reasons described above. Compared to the year-ago period, average transaction price increased by $4 per short ton, or 0.5% ($1 million).

Cost of sales, excluding depreciation and amortization

Segment COS decreased $43 million in the first half of the year, or $11 million when adjusted for the impact of volume. This reflects lower labor, power and maintenance costs.

SPECIALTY PAPERS

Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions, except where otherwise stated)	2013	2012	2013	2012
Sales	$242	$288	$480	$560
Operating income [1]	–	28	8	42
EBITDA[2]	10	40	28	66

(in thousands of short tons)
Shipments	335	386	658	749
Downtime	13	7	22	47
Inventory at end of period	58	80	58	80

1.	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.
2.	EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions)	2013	2012	2013	2012
Net income including noncontrolling interests	$–	$28	$8	$42
Depreciation and amortization	10	12	20	24
EBITDA	10	40	28	66

Industry trends

Source: PPPC

Overall North American demand for uncoated mechanical papers in the first half of the year was down 2.4%, compared to a 16% drop in total North American demand in the same period in 2012. This included a 9% increase in demand for high-gloss grades, driven by an increase in industry capacity following a mill restart in Nova Scotia, Canada, and from grade shifting down from lighter-weight coated papers. Demand for lightweight uncoated mechanical papers, where we have only limited exposure, was down 16%. Demand for the standard commercial grades fell by 9% in the first half of the year. Overall, the industry shipment-to-capacity ratio stood at 91% for the first half of the year.

Three months ended June 30, 2013 vs. June 30, 2012

Operating income variance analysis

Sales

Specialty paper sales decreased $46 million, or 16%, to $242 million. Shipments decreased by 51,000 short tons (46,000 metric tons) ($38 million) and the average transaction price dropped $25 per short ton, or 3% ($8 million).

The decline in shipments reflects our efforts to adjust to market dynamics by focusing production in our most cost-effective mills, including our decision to idle two higher-cost paper machines in November 2012 (Fort Frances and Laurentide) and to restart the lower-cost Dolbeau facility. These adjustments resulted in a net decrease of approximately 100,000 short tons (91,000 metric tons) of operating capacity on an annualized basis. Our finished goods inventory fell by 22,000 short tons (20,000 metric tons), or 28%.

Cost of sales, excluding depreciation and amortization

Segment COS were $4 million higher when adjusting for the effect of lower volume ($17 million), as a result of:

•	higher costs for steam (natural gas pricing) and chemicals (usage) ($5 million); and

•	higher maintenance costs, including the cold outage at Calhoun ($2 million).

And partially offset by:

•	power sales from cogeneration assets and lower labor costs as a result of our various restructuring initiatives ($7 million);

•	lower kraft usage ($3 million); and

•	the favorable impact of a weaker Canadian dollar compared to the U.S. dollar ($2 million).

Segment COS were also unfavorably affected by inventory variation costs associated with the significant reduction in inventory ($6 million).

Six months ended June 30, 2013 vs. June 30, 2012

Operating income variance analysis

Sales

Specialty paper sales decreased $80 million, or 14%, to $480 million, reflecting a 91,000 short tons (83,000 metric tons) decrease in shipments ($68 million) for the reasons described above and an $19 per short ton, or 3%, reduction in average transaction price ($12 million).

We took 3,000 short tons (2,700 metric tons) more downtime in the first half of 2013 compared to the same period in 2012, not including the 28,000 short tons (25,000 metric tons) of downtime at the now-idled Fort Frances mill.

Cost of sales, excluding depreciation and amortization

Segment COS dropped by $8 million when adjusting for the effects of volume ($29 million). The favorable items affecting COS included:

•	power sales from cogeneration assets and lower labor costs from our various restructuring initiatives ($11 million);

•	lower kraft usage ($8 million); and

•	the favorable impact of a weaker Canadian dollar compared to the U.S. dollar ($4 million).

The unfavorable items affecting COS included:

•	higher fuel costs because of higher natural gas prices ($6 million);

•	higher chemical costs ($3 million); and

•	higher maintenance costs ($2 million).

Segment COS were also unfavorably affected by inventory variation costs associated with the significant reduction in inventory
(4 million).

Depreciation and amortization

Depreciation and amortization decreased by $4 million because of the accelerated depreciation taken on the idled machines at Laurentide and Fort Frances in the second half of 2012.

MARKET PULP

Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions, except where otherwise stated)	2013	2012	2013	2012
Sales	$263	$211	$503	$338
Operating income (loss) [1]	10	(3)	5	(20)
EBITDA[2]	23	7	31	(2)

(in thousands of metric tons)
Shipments	393	318	767	517
Downtime	10	52	30	129
Inventory at end of period	98	114	98	114

1.	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.
2.	EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions)	2013	2012	2013	2012
Net income (loss) including noncontrolling interests	$10	$(3)	$5	$(20)
Depreciation and amortization	13	10	26	18
EBITDA	23	7	31	(2)

Industry trends

Source: PPPC

Overall demand for chemical market pulp rose by 2.5% in the first half of the year, with increases in each of the largest markets: North America (8%), China (2%) and Western Europe (1%). Global shipments of softwood pulp, which represented about 60% of our total second quarter shipments and about 80% of our virgin fiber capacity (i.e., excluding recycled bleached kraft pulp), were up about 2%.

Three months ended June 30, 2013 vs. June 30, 2012

Operating income (loss) variance analysis

Sales

Sales rose $52 million, or 25%, to $263 million, mostly because of our acquisition of Fibrek ($46 million) and a 10,000 metric ton increase, or 5%, in non-Fibrek shipments ($7 million). Fibrek’s volume was higher than the year-ago period because its results of operations have been included in our consolidated financial statements only as of May 2, 2012, the date we acquired a controlling interest. Average transaction price was essentially unchanged, despite a $25 per metric ton decrease in fluff pulp pricing.

We recorded 42,000 metric tons less downtime in the second quarter of 2013, including 20,000 metric tons less downtime at the three Fibrek mills.

Cost of sales, excluding depreciation and amortization

Segment COS increased $30 million in the second quarter, mostly because of Fibrek ($28 million). Fibrek experienced higher steam and maintenance costs ($3 million), partially offset by incremental power sales, as of November 2012, from the new 9.5MW turbogenerator. Excluding the impact of non-Fibrek higher volume ($2 million), COS was unchanged as higher steam and wood costs ($3 million) offset the benefits of power sales and labor efficiencies ($3 million).

Depreciation and amortization & selling, general and administrative expenses

The addition of the three Fibrek mills to our asset base caused higher segment depreciation and amortization ($3 million) and SG&A allocation ($2 million).

Six months ended June 30, 2013 vs. June 30, 2012

Operating income (loss) variance analysis

Sales

The $165 million increase in sales, or 49%, to $503 million, is primarily the result of our Fibrek acquisition, whose results of operations have only been included in our consolidated results only as of May 2, 2012. Excluding the Fibrek effect ($148 million), sales grew by $17 million, or 6%, because of a 35,000 metric ton increase in shipments ($22 million), partly offset by an $11 per metric ton drop in average transaction price ($5 million).

We took 81,000 metric tons less downtime in the first half of 2013, compared to significant market-related downtime in the same period in 2012, not including 18,000 metric tons of downtime at the Fort Frances mill, which was later idled.

Cost of sales, excluding depreciation and amortization

Segment cost of sales increased $115 million, mainly as a result of our acquisition of Fibrek ($107 million) and higher non-Fibrek shipments ($11 million). Net of these effects, there was a net favorable change of $11 million from power sales from cogeneration assets, labor efficiencies and inventory variation.

These favorable items were partly offset by higher steam, chemical and wood costs ($6 million).

Distribution costs & depreciation and amortization

Segment distribution costs increased by $12 million in the first six months ended 2013 because of the higher shipments with the addition of Fibrek ($13 million). Depreciation and amortization rose by $8 million, primarily as a result of the addition of the three Fibrek mills to our asset base.

Selling, general and administrative expenses

Segment SG&A allocation rose by $5 million on account of the acquisition of Fibrek.

WOOD PRODUCTS

Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions, except where otherwise stated)	2013	2012	2013	2012
Sales	$142	$132	$280	$243
Operating income [1]	16	12	32	6
EBITDA[2]	25	21	50	24

(in millions of board feet)
Shipments	345	384	683	751
Downtime	122	201	258	366
Inventory at end of period	149	116	149	116

1.	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.
2.	EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results– Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions)	2013	2012	2013	2012
Net income including noncontrolling interests	$16	$12	$32	$6
Depreciation and amortization	9	9	18	18
EBITDA	25	21	50	24

Industry trends

Source: U.S. Census Bureau

After breaking the one million barrier in March, seasonally-adjusted housing starts pulled back to 836,000 through June, still 10% higher than the 757,000 starts reported in June of 2012, when the U.S. housing recovery began to gain momentum.

The benchmark Random Lengths composite struck a high of $451 per thousand board feet in the first week of the second quarter, then fell to a low of $322 toward the end of the quarter. Market prices have gradually improved since then, closing on July 26 at $353 per thousand board feet.

Three months ended June 30, 2013 vs. June 30, 2012

Operating income variance analysis

Sales

Wood products sales increased $10 million, or 8%, to $142 million, primarily as a result of the $69 per thousand board feet increase in average transaction price ($23 million), which was partially offset by a 39 million board feet reduction in shipments ($13 million) due mainly to the closure of our Oakhill, Nova Scotia, facility in the second half of 2012. Inventory was 33 million board feet higher, or 28%, than the second quarter of 2012.

Cost of sales, excluding depreciation and amortization

Segment COS increased $4 million during the quarter, as the favorable impact of lower volume ($6 million) was more than offset by higher stumpage fees ($6 million), which are linked to lumber selling prices, and lower wood chip selling prices ($4 million).

Six months ended June 30, 2013 vs. June 30, 2012

Operating income variance analysis

Sales

Wood products sales increased $37 million, or 15%, to $280 million, the product of an $86 per thousand board feet rise in average transaction price ($59 million), partially offset by a 68 million board feet reduction in shipments ($22 million) mostly from the Oakhill closure.

Cost of sales, excluding depreciation and amortization

Segment COS increased $8 million during the first six months. The favorable impact of lower volume ($12 million) was more than offset by higher stumpage fees ($10 million) and lower wood chip selling prices ($9 million).

CORPORATE AND OTHER

Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions)	2013	2012	2013	2012
Cost of sales, excluding depreciation and amortization	$(17)	$(11)	$(35)	$(17)
Depreciation and amortization	(2)	–	(3)	–
Selling, general and administrative expenses	(6)	(6)	(13)	–
Closure costs, impairment and other related charges	(12)	(88)	(52)	(93)
Net gain on disposition of assets and other	2	1	2	24
Operating loss	$(35)	$(104)	$(101)	$(86)

The table below shows the reconciliation of net (loss) income including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reason we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions)	2013	2012	2013	2012
Net loss including noncontrolling interests	$(82)	$(134)	$(104)	$(111)
Interest expense	13	18	27	34
Income tax (benefit) provision	(31)	2	(71)	(6)
Depreciation and amortization	2	–	3	–
EBITDA	$(98)	$(114)	$(145)	$(83)
Foreign exchange translation loss (gain)	7	9	12	(3)
Severance	–	1	–	3
Closure costs, impairment and other related charges	12	88	52	93
Inventory write-downs related to closures	1	7	5	7
Start up costs of idled mill	13	–	28	–
Net gain on disposition of assets	(2)	(1)	(2)	(24)
Net loss on extinguishment of debt	59	–	59	–
Transaction costs	2	3	5	7
Other (income) expense, net	(1)	1	(24)	–
Adjusted EBITDA	$(7)	$(6)	$(10)	$–

Three months June 30, 2013 vs. June 30, 2012

Cost of sales, excluding depreciation and amortization

COS rose by $6 million, to $17 million in the second quarter of 2013, including start-up costs for the restart of the Gatineau mill ($13 million), and an inventory write-down and other costs associated with a closed mill ($2 million). By comparison, we incurred inventory write-downs and other costs associated with closed mills ($11 million) in the second quarter of 2012.

Depreciation and amortization

Depreciation and amortization increased by $2 million, mainly as we began to amortize the costs associated with the implementation of an integrated business management software.

Closure costs, impairment and other related charges

We recorded closure costs, impairment and other related charges of $12 million, $76 million less than in the year-ago period. Second quarter 2013 items included accelerated depreciation and severance charges associated with the idling of a newsprint machine at our Calhoun mill. Second quarter 2012 items included asset impairment and severance charges associated with the idling of the Mersey newsprint mill.

Six months June 30, 2013 vs. June 30, 2012

Cost of sales, excluding depreciation and amortization

COS rose by $18 million, to $35 million. In the first half of 2013, we incurred start-up costs for the restart of the Gatineau mill ($28 million) and inventory write-downs with the idling of a newsprint machine at Calhoun ($4 million). In the first half of 2012, we incurred costs associated with closed mills ($9 million) and an inventory write-down in connection with the idling of Mersey ($7 million).

Selling, general and administrative expenses

Corporate SG&A was $13 million, up from nil in the first half of 2012, mostly because in the first quarter of 2012 we recorded a refund of certain group benefit premiums paid in prior years ($11 million).

Closure costs, impairment and other related charges

We recorded closure costs, impairment and other related charges of $52 million, compared to $93 million in the year-ago period. The current period included accelerated depreciation and severance charges associated with the idling of a newsprint machine at our Calhoun mill. In the same period of 2012, we recorded:

•	long-lived asset impairment charges in connection with idling of Mersey ($70 million);

•	severance costs, a pension plan curtailment loss and a pension plan settlement loss as a result of restructuring initiatives at Mersey ($18 million); and

•	severance costs and pension curtailment losses associated with restructuring initiatives at our Baie-Comeau and Kenogami paper mills ($5 million).

Net gain on disposition of assets

We recorded a gain on disposition of assets of $2 million in the first half of 2013 compared to $24 million in the year-ago period, related to the sale of timberlands in Nova Scotia.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

We rely on cash and cash equivalents, net cash provided by operations and our senior secured asset-based revolving credit facility, or “ABL credit facility”, to fund our operations, make pension contributions and finance our working capital and capital expenditures. As of June 30, 2013, we had cash and cash equivalents of $248 million and availability of $467 million under the ABL credit facility. In our view, we have sufficient financial resources available to finance its business plan, meet its working capital requirements and maintain an appropriate level of capital spending.

Refinancing of senior secured notes

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

We used the proceeds of the sale of the 2023 notes to purchase, on May 8, 2013, $496 million aggregate principal amount of the 2018 notes, or 99% of the outstanding amount, in connection with the tender offer and consent solicitation that expired on May 21, 2013. Aggregate consideration for the purchase was $584 million, including accrued and unpaid interest of $4 million. Accordingly, we recorded a loss on extinguishment of the 2018 notes ($84 million), net of the write-down of the associated unamortized premium ($25 million). In connection with the refinancing, we entered into a supplemental indenture to eliminate substantially all of the restrictive covenants and certain events of default under the indenture and to release the collateral securing the obligations under the 2018 notes. There remains $5 million of outstanding principal amount of 2018 notes as of August 9, which will be redeemable, at our option, in the fourth quarter of 2013, at a redemption price of 103% of the principal amount, plus accrued and unpaid interest.

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

Flow of Funds

Summary of cash flows

A summary of cash flows for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
(unaudited, in millions)	2013	2012
Net cash provided by operating activities	$48	$173
Net cash (used in) provided by investing activities	(75)	13
Net cash provided by (used in) financing activities	12	(45)
Net (decrease) increase in cash and cash equivalents	$(15)	$141

Six months ended June 30, 2013 vs. June 30, 2012

Cash provided by operating activities

We generated $125 million less cash from operating activities in the first six months of 2013 compared to the same period of 2012. The change was mainly unfavorably affected by: the impact of lower sales on operating income, mostly from lower volume; start-up costs associated with the Gatineau mill ($28 million); and a $9 million increase in working capital compared to a $49 million decrease in the first six months of 2012.

Cash (used in) provided by investing activities

We used $75 million for investing activities in the first half of 2013, $88 million higher than the year-ago period. Other than the $28 million increase in cash invested in fixed assets, the difference is almost entirely due to items from the first half of 2012, including the following items of cash provided by investing activities:

•	a decrease in restricted cash due to the release of a tax indemnity given in connection with the sale of our interest in Manicouagan Power Company in 2009 ($76 million); and

•	the proceeds from disposition of timberlands in Nova Scotia ($24 million);

and the following elements of cash used in investing activities:

•	the cash portion of the consideration paid for the acquisition of Fibrek ($24 million, net of cash acquired); and

•	an increase in deposit requirements for letters of credit ($7 million).

Cash provided by (used in) financing activities

Financing activities provided $12 million in the first half of 2013, compared to a use of $45 million in the first half of 2012, for a $57 million difference.

In the first six months of 2013, we received proceeds of $594 million with the issuance of 2023 notes, used $496 million to repurchase 99% of the then-outstanding 2018 notes, paid $84 million as a tender offer premium to holders of 2018 notes and incurred financing and credit facility fees of $9 million. We also received an $8 million payment from our former joint venture partner in CNC, in connection with the transaction pursuant to which we acquired their interest.

In the first six months of 2012, we repaid Fibrek’s asset-based revolving credit facility ($15 million), we paid $17 million in cash as part of the consideration to acquire shares of the noncontrolling interest in Fibrek and we repurchased some of our own shares under our share repurchase program ($12 million).

Employee Benefit Plans

Canadian pension funding

We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Employee Benefit Plans—Canadian Pension Funding” in the 2012 annual report for a description of the funding relief measures, solvency deficit and corrective measures related to our material Canadian registered pension plans.

On April 26, we reached an agreement in principle with Company stakeholders in Quebec, the provincial government, and its pension regulator to replace the corrective measures mechanism under the existing funding relief regulations in favor of more stable, predictable and balanced pension funding parameters, including reasonable incremental contributions beyond the basic funding requirements under the existing framework. We continue to engage our Ontario stakeholders and the provincial government of Ontario and its pension regulator.

Should we fail to reach a satisfactory resolution, we cannot estimate, at this time, the additional contributions, if any, that may be made or required in future years in respect of the corrective measures, but they could be material, which would negatively impact our cash flows and materially affect our results of operations or financial condition. See “We could be required to make contributions to our Canadian pension plans at levels that could be significantly higher than expected, which could have an adverse impact on our financial condition” in the risk factors included in exhibit 99.4 to our current report on Form 8-K filed on April 24, 2013 for more information on the associated risks and uncertainties.

Share Repurchase Program

On May 22, 2012, the board approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million. Through June 30, 2013, we repurchased 5.6 million shares at a cost of $67 million. We did not repurchase shares in the first six months of 2013.

CHANGE IN ACCOUNTING POLICY

In the second quarter of 2013, we changed our accounting policy for repairs and maintenance costs associated with planned major maintenance activities. Previously, all repairs and maintenance costs, including those associated with planned major maintenance, were expensed as incurred. We elected to change our accounting policy for planned major maintenance costs to the deferral method, whereby the costs of each planned major maintenance activity will be amortized on a straight-line basis over the estimated period until the next planned major maintenance activity. All other routine repairs and maintenance costs will continue to be expensed as incurred. We believe that the deferral method is preferable as the economic benefit associated with planned major maintenance activities are more appropriately recognized over the period of future benefit, which is not limited to the period the expense is incurred. In addition, the deferral method will enhance the comparability of our financial results with our peer companies. In accordance with ASC 250, “Accounting Changes and Error Corrections,” we have applied the change in accounting policy retroactively by adjusting our comparative consolidated financial statements for the effect of this change.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of June 30, 2013. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.

(b) Changes in Internal Control over Financial Reporting:

In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

ITEM 6. EXHIBITS

Exhibit No.	Description

18.1*	Letter From Independent Registered Accounting Firm Regarding Change in Accounting Policy.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.

**	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

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
Silvana Travaglini
Vice President and Chief Accounting Officer

Dated: August 9, 2013

RESOLUTE FOREST PRODUCTS INC.

EXHIBIT INDEX

Exhibit No.	Description

18.1*	Letter From Independent Registered Accounting Firm Regarding Change in Accounting Policy.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.

**	Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.