Form 10-Q
period 2013-09-30
Resolute Forest Products Inc.
filed 2013-11-12
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM         TO
COMMISSION FILE NUMBER: 001-33776
RESOLUTE FOREST PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0526415
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

111 Duke Street, Suite 5000; Montréal, Québec; Canada H3C 2M1
(Address of principal executive offices) (Zip Code)

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
Yes ☑   No ☐
As of October 31, 2013, there were 94,479,131 shares of Resolute Forest Products Inc. common stock outstanding.

RESOLUTE FOREST PRODUCTS INC.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$1,130	$1,153	$3,311	$3,375
Costs and expenses:
Cost of sales, excluding depreciation and amortization	857	890	2,572	2,602
Depreciation and amortization	61	59	182	174
Distribution costs	134	131	387	385
Selling, general and administrative expenses	38	41	126	114
Closure costs, impairment and other related charges	4	5	56	98
Net gain on disposition of assets	—	(4)	(2)	(28)
Operating income (loss)	36	31	(10)	30
Interest expense	(12)	(17)	(39)	(51)
Other income (expense), net	5	19	(42)	22
Income (loss) before income taxes	29	33	(91)	1
Income tax (provision) benefit	(617)	4	(546)	10
Net (loss) income including noncontrolling interests	(588)	37	(637)	11
Net loss attributable to noncontrolling interests	—	—	1	35
Net (loss) income attributable to Resolute Forest Products Inc.	$(588)	$37	$(636)	$46
Net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(6.22)	$0.38	$(6.72)	$0.47
Diluted	(6.22)	0.38	(6.72)	0.47
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	94.6	98.1	94.7	98.0
Diluted	94.6	98.1	94.7	98.1
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income including noncontrolling interests	$(588)	$37	$(637)	$11
Other comprehensive income (loss):
Change in unamortized prior service credits, net of tax of $8 and $3 for the three and nine months ended September 30, 2013, respectively, and $0 for both the three and nine months ended September 30, 2012	11	—	(3)	11
Change in unamortized actuarial losses, net of tax of $17 and $30 for the three and nine months ended September 30, 2013, respectively, and $0 for both the three and nine months ended September 30, 2012	31	1	55	(20)
Foreign currency translation	2	2	(3)	—
Other comprehensive income (loss), net of tax	44	3	49	(9)
Comprehensive (loss) income including noncontrolling interests	(544)	40	(588)	2
Less: Comprehensive loss attributable to noncontrolling interests:
Net loss	—	—	1	35
Change in unamortized actuarial losses, net of tax of $0 for both the three and nine months ended September 30, 2012	—	—	—	5
Foreign currency translation	—	—	—	3
Comprehensive loss attributable to noncontrolling interests	—	—	1	43
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(544)	$40	$(587)	$45
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amount)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$271	$263
Accounts receivable, net:
Trade	577	576
Other	127	121
Inventories, net	528	545
Deferred income tax assets	44	56
Other current assets	81	69
Total current assets	1,628	1,630
Fixed assets, net	2,330	2,440
Amortizable intangible assets, net	66	69
Deferred income tax assets	1,340	2,000
Other assets	191	194
Total assets	$5,555	$6,333

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$560	$581
Current portion of long-term debt	7	2
Total current liabilities	567	583
Long-term debt, net of current portion	597	532
Pension and other postretirement benefit obligations	1,742	1,946
Deferred income tax liabilities	38	75
Other long-term liabilities	65	72
Total liabilities	3,009	3,208
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.0 shares issued and 94.5 shares outstanding as of September 30, 2013; 117.0 shares issued and 94.8 shares outstanding as of December 31, 2012	—	—
Additional paid-in capital	3,749	3,730
(Deficit) retained earnings	(589)	47
Accumulated other comprehensive loss	(565)	(614)
Treasury stock at cost, 22.5 shares and 22.2 shares as of September 30, 2013 and December 31, 2012, respectively	(61)	(61)
Total Resolute Forest Products Inc. shareholders’ equity	2,534	3,102
Noncontrolling interests	12	23
Total equity	2,546	3,125
Total liabilities and equity	$5,555	$6,333
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Nine Months Ended September 30, 2013
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2012	$—	$3,730	$47	$(614)	$(61)	$23	$3,125
Share-based compensation costs for equity-classified awards	—	5	—	—	—	—	5
Net loss	—	—	(636)	—	—	(1)	(637)
Contribution of capital from noncontrolling interest (Note 12)	—	—	—	—	—	5	5
Acquisition of noncontrolling interest (Note 5 and Note 12)	—	14	—	—	—	(14)	—
Distribution of common stock from the share reserve to the Company (0.3 shares in treasury) (Note 14)	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest	—	—	—	—	—	(1)	(1)
Other comprehensive income, net of tax	—	—	—	49	—	—	49
Balance as of September 30, 2013	$—	$3,749	$(589)	$(565)	$(61)	$12	$2,546

	Nine Months Ended September 30, 2012
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2011	$—	$3,687	$47	$(311)	$—	$60	$3,483
Share-based compensation costs for equity-classified awards	—	4	—	—	—	—	4
Net income (loss)	—	—	46	—	—	(35)	11
Acquisition of Fibrek Inc. (2.8 newly-issued shares and 0.5 shares of treasury stock) (Note 2)	—	38	(1)	—	6	—	43
Purchases of treasury stock (3.7 shares) (Note 14)	—	—	—	—	(45)	—	(45)
Dividends paid to noncontrolling interest	—	—	—	—	—	(3)	(3)
Other comprehensive loss, net of tax	—	—	—	(1)	—	(8)	(9)
Balance as of September 30, 2012	$—	$3,729	$92	$(312)	$(39)	$14	$3,484
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income including noncontrolling interests	$(637)	$11
Adjustments to reconcile net (loss) income including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	5	4
Depreciation and amortization	182	174
Closure costs, impairment and other related charges	47	89
Inventory write-downs related to closures	5	7
Deferred income taxes	546	(6)
Net pension contributions	(65)	(71)
Net gain on disposition of assets	(2)	(28)
Loss (gain) on translation of foreign currency denominated deferred income taxes	53	(49)
(Gain) loss on translation of foreign currency denominated pension and other postretirement benefit obligations	(52)	39
Gain on forgiveness of note payable	(12)	—
Net loss on extinguishment of debt	59	—
Net planned major maintenance payments (Note 1)	(6)	(14)
Dividends received from equity method investees in excess of income	5	2
Changes in working capital:
Accounts receivable	(8)	51
Inventories	12	(9)
Other current assets	(5)	9
Accounts payable and accrued liabilities	(5)	(11)
Other, net	(12)	(6)
Net cash provided by operating activities	110	192
Cash flows from investing activities:
Cash invested in fixed assets	(124)	(102)
Disposition of assets	4	31
Proceeds from insurance settlements	4	—
Acquisition of Fibrek Inc., net of cash acquired	—	(24)
Decrease in restricted cash	3	76
Increase in deposit requirements for letters of credit, net	—	(12)
Net cash used in investing activities	(113)	(31)
Cash flows from financing activities:
Issuance of long-term debt	594	—
Premium paid on extinguishment of debt	(84)	—
Purchases of treasury stock	—	(45)
Dividends to noncontrolling interests	(1)	(3)
Acquisition of noncontrolling interest	—	(27)
Payments of debt	(497)	(112)
Payments of financing and credit facility fees	(9)	—
Contribution of capital from noncontrolling interest	8	—
Net cash provided by (used in) financing activities	11	(187)
Net increase (decrease) in cash and cash equivalents	8	(26)
Cash and cash equivalents:
Beginning of period	263	369
End of period	$271	$343
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
Financial statements
Our interim consolidated financial statements are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim consolidated financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013.
Change in accounting policy for repairs and maintenance costs
In the second quarter of 2013, we changed our accounting policy for repairs and maintenance costs associated with planned major maintenance activities. Previously, all repairs and maintenance costs, including those associated with planned major maintenance, were expensed as incurred. We elected to change our accounting policy for planned major maintenance costs to the deferral method, whereby the costs of each planned major maintenance activity are amortized on a straight-line basis over the estimated period until the next planned major maintenance activity. All other routine repairs and maintenance costs continue to be expensed as incurred. We believe that the deferral method is preferable as the economic benefit associated with planned major maintenance activities are more appropriately recognized over the period of future benefit, which is not limited to the period the expense is incurred. In addition, the deferral method enhances the comparability of our financial results with our peer companies. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections,” we have applied the change in accounting policy retroactively by adjusting our comparative consolidated financial statements for the effect of this change. As a result of the change, retained earnings as of December 31, 2011 increased by $6 million, which represents the cumulative effect of the change on prior periods.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

The effect of the change in accounting policy on our Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(Unaudited, in millions, except per share amounts)	Before Accounting Policy Change	Adjustment	As Reported	As Previously Reported	Effect of Change	As Adjusted
Cost of sales, excluding depreciation and amortization	$856	$1	$857	$895	$(5)	$890
Income before income taxes	30	(1)	29	28	5	33
Income tax (provision) benefit	(621)	4	(617)	3	1	4
Net (loss) income including noncontrolling interests	(591)	3	(588)	31	6	37
Net (loss) income attributable to Resolute Forest Products Inc.	(591)	3	(588)	31	6	37
Basic net (loss) income per share attributable to Resolute Forest Products Inc.	(6.25)	0.03	(6.22)	0.32	0.06	0.38
Diluted net (loss) income per share attributable to Resolute Forest Products Inc.	(6.25)	0.03	(6.22)	0.32	0.06	0.38
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	(547)	3	(544)	34	6	40
The effect of the change in accounting policy on our Consolidated Statements of Operations for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(Unaudited, in millions, except per share amounts)	Before Accounting Policy Change	Adjustment	As Reported	As Previously Reported	Effect of Change	As Adjusted
Cost of sales, excluding depreciation and amortization	$2,578	$(6)	$2,572	$2,616	$(14)	$2,602
(Loss) income before income taxes	(97)	6	(91)	(13)	14	1
Income tax (provision) benefit	(546)	—	(546)	12	(2)	10
Net (loss) income including noncontrolling interests	(643)	6	(637)	(1)	12	11
Net (loss) income attributable to Resolute Forest Products Inc.	(642)	6	(636)	34	12	46
Basic net (loss) income per share attributable to Resolute Forest Products Inc.	(6.78)	0.06	(6.72)	0.35	0.12	0.47
Diluted net (loss) income per share attributable to Resolute Forest Products Inc.	(6.78)	0.06	(6.72)	0.35	0.12	0.47
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	(593)	6	(587)	33	12	45

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

The effect of the change in accounting policy on our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013			December 31, 2012
(Unaudited, in millions)	Before Accounting Policy Change	Adjustment	As Reported	As Previously Reported	Effect of Change	As Adjusted
Other current assets	$64	$17	$81	$58	$11	$69
Deferred income tax assets (non-current)	1,342	(2)	1,340	2,002	(2)	2,000
(Deficit) retained earnings	(604)	15	(589)	38	9	47
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
Subsequent to the May 2, 2012 acquisition date and prior to September 30, 2012, we acquired the remaining noncontrolling interest in Fibrek, which we accounted for as equity transactions whereby we adjusted the carrying amount of the noncontrolling interest in Fibrek to reflect the change in our ownership interest in Fibrek. As consideration for this additional equity interest in Fibrek, we distributed approximately 1.4 million shares of our common stock and Cdn$27 million ($27 million, based on the exchange rates in effect on each of the dates we acquired the shares of Fibrek) in cash. Transaction costs of approximately $1 million associated with this acquisition of noncontrolling interest in Fibrek were recorded in “Additional paid-in capital” in our Consolidated Balance Sheet as of September 30, 2012.
As aggregate consideration for all of the Fibrek shares we purchased, we distributed approximately 3.3 million shares of our common stock and Cdn$63 million ($63 million, based on the exchange rates in effect on each of the dates we acquired the shares of Fibrek) in cash. See Note 13, "Commitments and Contingencies,” for additional information.
The following unaudited pro forma information for the three and nine months ended September 30, 2012 represents our results of operations as if the acquisition of Fibrek had occurred on January 1, 2012. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

(Unaudited, in millions except per share data)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Sales	$1,153	$3,540
Net income attributable to Resolute Forest Products Inc.	37	42
Basic net income per share attributable to Resolute Forest Products Inc.	0.38	0.43
Diluted net income per share attributable to Resolute Forest Products Inc.	0.38	0.43
The unaudited pro forma net income attributable to Resolute Forest Products Inc. for the nine months ended September 30, 2012 excludes $18 million of both our and Fibrek’s transaction costs associated with the acquisition.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 3. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the three and nine months ended September 30, 2013 were comprised of the following:

(Unaudited, in millions)	Accelerated Depreciation	Pension Plan Curtailment Loss and Settlement (Gain)	Severance and Other Costs	Total
Indefinite idlings:
Paper machine in Calhoun, Tennessee (1)
Third quarter	$—	$—	$—	$—
First nine months	44	—	5	49
Kraft mill and paper machine in Fort Frances, Ontario
Third quarter	—	—	—	—
First nine months	—	—	4	4
Restructuring initiative:
Baie-Comeau, Québec paper mill
Third quarter	—	2	2	4
First nine months	—	2	2	4
Other
Third quarter	—	—	—	—
First nine months	—	(1)	—	(1)
Total
Third quarter	$—	$2	$2	$4
First nine months	44	1	11	56

(1)
Following our acquisition of the noncontrolling interest in Calhoun Newsprint Company (“CNC”), we indefinitely idled a paper machine at the Calhoun mill on March 12, 2013, resulting in accelerated depreciation charges to reduce the carrying value of the assets to reflect their revised estimated remaining useful lives. For additional information regarding our acquisition of the noncontrolling interest in CNC, see Note 5, "Other Income (Expense), Net.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Closure costs, impairment and other related charges for the three and nine months ended September 30, 2012 were comprised of the following:

(Unaudited, in millions)	Impairment of Assets	Accelerated Depreciation	Pension Plan Curtailment and Settlement Losses	Severance and Other Costs	Total
Indefinite idlings:
Bowater Mersey Paper Company Limited (1)
Third quarter	$(7)	$—	$—	$5	$(2)
First nine months	63	—	9	14	86
Kraft mill in Fort Frances, Ontario
Third quarter	—	1	—	2	3
First nine months	—	1	—	2	3
Paper machine in Catawba, South Carolina
Third quarter	1	—	—	—	1
First nine months	1	—	—	—	1
Restructuring initiatives:
Catawba paper mill
Third quarter	—	—	—	3	3
First nine months	—	—	—	3	3
Baie-Comeau, paper mill
Third quarter	—	—	—	—	—
First nine months	—	—	3	1	4
Other
Third quarter	—	—	—	—	—
First nine months	—	—	2	(1)	1
Total
Third quarter	$(6)	$1	$—	$10	$5
First nine months	64	1	14	19	98

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 4. Net Gain on Disposition of Assets
During the nine months ended September 30, 2013, we sold a parcel of land in Fort Frances and various other assets for total consideration of $2 million, resulting in a net gain on disposition of assets of approximately $2 million.
During the three months ended September 30, 2012, we sold a parcel of land in Gatineau, Québec and various other assets for total consideration of $9 million, resulting in a net gain on disposition of assets of $4 million. During the nine months ended September 30, 2012, we also sold our Petit Saguenay, Québec sawmill, our recycling division’s assets located in Phoenix, Arizona, a portion of our Mersey timberlands in Nova Scotia and various other assets for total consideration of $27 million, resulting in a net gain on disposition of assets of $24 million.
Note 5. Other Income (Expense), Net
Other income (expense), net for the three and nine months ended September 30, 2013 and 2012 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2013	2012	2013	2012
Foreign exchange gain (loss)	$3	$18	$(9)	$21
Net loss on extinguishment of debt (Note 10)	—	—	(59)	—
Post-emergence costs (1)	—	(2)	(1)	(7)
Gain on forgiveness of note payable (2)	—	—	12	—
Gain on liquidation settlement (3)	3	—	12	—
Income from equity method investments	1	1	1	3
Interest income	—	—	1	3
Miscellaneous (expense) income	(2)	2	1	2
	$5	$19	$(42)	$22

(1)
Primarily represents legal and other professional fees for the resolution and settlement of disputed creditor claims, as well as costs for other post-emergence activities associated with the creditor protection proceedings, from which we emerged on December 9, 2010. For additional information, see Note 14, "Share Capital.”

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

(3)
On February 2, 2010, Bridgewater Paper Company Limited (“BPCL”), a subsidiary of ours, filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended. As a result, we became a creditor of BPCL and lost control over their operations. In connection with our claims, we received a liquidation settlement of $3 million and $12 million during the three and nine months ended September 30, 2013, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 6. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the nine months ended September 30, 2013 was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits (1)(3)	Unamortized Actuarial Losses (1)(2)(4)	Foreign Currency Translation	Total
Balance as of December 31, 2012	$21	$(640)	$5	$(614)
Other comprehensive (loss) income before reclassifications	(1)	42	(3)	38
Amounts reclassified from accumulated other comprehensive loss (5)	(2)	13	—	11
Net current period other comprehensive (loss) income	(3)	55	(3)	49
Balance as of September 30, 2013	$18	$(585)	$2	$(565)

(1)
In the third quarter of 2013, we approved the reduction in benefits for U.S. salaried post-65 retirees in our other postretirement benefit (“OPEB”) plan, effective January 1, 2014. As a result of this plan amendment, “Pension and other postretirement benefit obligations” and “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of September 30, 2013, were decreased by $57 million and $35 million (net of tax of $22 million), respectively, and consisted of $13 million (net of tax of $8 million ) of unamortized prior service credits and $22 million (net of tax of $14 million) of unamortized actuarial losses.

(2)
In September 2013, we announced a workforce reduction at our Baie-Comeau paper mill, which will result in the elimination of approximately 90 positions. As a result, "Pension and other postretirement benefit obligations" and “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of September 30, 2013 were decreased by $8 million and $6 million (net of tax of $2 million), respectively.

(3)
In the second quarter of 2013, following the restart of our previously idled Gatineau paper mill, 119 employees were reinstated to our pension plans. As a result, “Pension and other postretirement benefit obligations” and “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of September 30, 2013 were increased by $18 million and $13 million (net of tax of $5 million), respectively.

(4)
In the second quarter of 2013, we recorded certain adjustments associated with our previously reported pension and OPEB obligations. As a result, “Pension and other postretirement benefit obligations” and “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of September 30, 2013 were decreased by $27 million and $17 million (net of tax of $10 million), respectively.

(5)	See the table below for details about these reclassifications.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

The reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2013 were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(2)	Cost of sales, excluding depreciation and amortization (1)
	—	Income tax (provision) benefit
	$(2)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$18	Cost of sales, excluding depreciation and amortization (1)
	(5)	Income tax (provision) benefit
	$13	Net of tax
Total Reclassifications	$11	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and OPEB plans summarized in Note 11, "Employee Benefit Plans.”
Note 7. Net (Loss) Income Per Share
The weighted-average number of common shares outstanding used to calculate the basic and diluted net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2013	2012	2013	2012
Basic weighted-average number of common shares outstanding	94.6	98.1	94.7	98.0
Diluted weighted-average number of common shares outstanding	94.6	98.1	94.7	98.1
No adjustments to net (loss) income attributable to Resolute Forest Products Inc. common shareholders were necessary to calculate basic and diluted net (loss) income per share for all periods presented.
The weighted-average number of option shares and equity-classified restricted stock units (“RSUs”) and deferred stock units (“DSUs”) outstanding for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2013 (1)	2012 (2)	2013 (1)	2012 (2)
Option shares	1.4	0.8	1.4	0.8
RSUs and DSUs	0.7	0.4	0.7	0.4

(1)	These option shares and RSUs and DSUs were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive.

(2)	The dilutive impact of these option shares and RSUs and DSUs on the weighted-average number of common shares outstanding used to calculate diluted net income per share was nominal.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 8. Inventories, Net
Inventories, net as of September 30, 2013 and December 31, 2012 were comprised of the following:

(Unaudited, in millions)	September 30, 2013	December 31, 2012
Raw materials and work in process	$147	$181
Finished goods	198	188
Mill stores and other supplies	183	176
	$528	$545
During the nine months ended September 30, 2013, we recorded charges for write-downs of inventory of $4 million and $1 million related to the indefinite idling of a paper machine in Calhoun and Fort Frances, respectively. During the nine months ended September 30, 2012, we recorded charges of $7 million for write-downs of inventory as a result of the indefinite idling of our Mersey operations. These charges were included in “Cost of sales, excluding depreciation and amortization” in our Consolidated Statements of Operations.
Note 9. Severance Related Liabilities
The activity in our severance related liabilities for the nine months ended September 30, 2013 was as follows:

	2013	2012	2011
(Unaudited, in millions)	Initiatives	Initiatives	Initiatives	Total
Balance as of December 31, 2012	$—	$13	$2	$15
Charges	6	3	(1)	8
Payments	(4)	(11)	(1)	(16)
Balance as of September 30, 2013	$2	$5	$—	$7
During the nine months ended September 30, 2013, we recorded severance costs primarily as a result of the indefinite idling of a paper machine in both Calhoun and Fort Frances as well as a workforce reduction at our Baie-Comeau paper mill. The remaining severance liability is expected to be paid within one year.
Severance costs were included in “Cost of sales, excluding depreciation and amortization,” “Selling, general and administrative expenses” or “Closure costs, impairment and other related charges” in our Consolidated Statements of Operations. The severance accruals were included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 10. Long-Term Debt
Overview
Long-term debt, including current portion, as of September 30, 2013 and December 31, 2012 was comprised of the following:

(Unaudited, in millions)	September 30, 2013	December 31, 2012
5.875% senior notes due 2023:
Principal amount	$600	$—
Unamortized discount	(6)	—
Total senior notes due 2023	594	—
10.25% senior secured notes due 2018:
Principal amount	5	501
Unamortized premium	—	27
Total senior secured notes due 2018	5	528
Other debt:
PSIF – Investissement Québec loan	2	3
Capital lease obligation	3	3
Total other debt	5	6
Total debt	604	534
Less: Current portion of long-term debt	(7)	(2)
Long-term debt, net of current portion	$597	$532
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

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
The fair value of the 2023 Notes was $530 million as of September 30, 2013 and was determined by reference to over-the-counter prices (Level 2).
In connection with the issuance of the notes, we incurred fees of approximately $9 million, which were recorded as deferred financing costs in “Other assets” in our Consolidated Balance Sheet as of September 30, 2013, and are being amortized to interest expense using the interest method over the term of the notes.
2018 Notes
Our 10.25% senior secured notes (the “2018 Notes”) had a maturity date of October 15, 2018. Interest was payable on the notes on April 15 and October 15 of each year until maturity.
On May 8, 2013, we used the proceeds of the sale of the 2023 Notes to purchase $496 million aggregate principal amount of the 2018 Notes, or 99% of the outstanding amount, in connection with the tender offer and consent solicitation that expired on May 21, 2013. Aggregate consideration for the purchase was $584 million, including accrued and unpaid interest of $4 million, and in connection therewith, we entered into a supplemental indenture to implement certain changes to the 2018 Notes indenture and to release the collateral securing the 2018 Notes. Accordingly, we recorded a loss on extinguishment of debt of $59 million (net of $25 million write-down of unamortized premium) in “Other income (expense), net” in our Consolidated Statements of Operations for the nine months ended September 30, 2013.
On October 8, 2013, we redeemed the remaining $5 million of principal amount of the 2018 Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest and this amount was included in "Current portion of long-term debt" in our Consolidated Balance Sheet as of September 30, 2013.
The fair value of the 2018 Notes was $5 million and $576 million as of September 30, 2013 and December 31, 2012, respectively, and was determined by reference to quoted market prices. In the second quarter of 2013, the 2018 Notes were reclassified from Level 1 to Level 2 as they were no longer traded in active markets.
ABL Credit Facility
Our senior secured asset-based revolving credit facility (the “ABL Credit Facility”), as amended, matures October 28, 2016. On April 29, 2013, we entered into an agreement with the administrative agent for the ABL Credit Facility and Bank of America, N.A., Canadian Branch, in order to add Bank of America as a lender thereunder, and also increase the aggregate commitments of the ABL Credit Facility by $65 million to $665 million, subject to borrowing base limitations. As of September 30, 2013, we had no borrowings and $45 million of letters of credit outstanding under the ABL Credit Facility. As of September 30, 2013, we

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

had $566 million of availability under the ABL Credit Facility, which was comprised of $357 million for the U.S. borrowers (Resolute Forest Products Inc., Resolute FP US Inc. and AbiBow Recycling LLC) and $209 million for the Canadian borrower (Resolute FP Canada Inc.).
PSIF – Investissement Québec
Our loan granted by Investissement Québec through the Soutien à l’industrie forestière program (“PSIF”) is interest-free and payable in monthly installments over a maximum of four years, starting December 31, 2010. As of September 30, 2013, the fair value of the loan approximated its carrying value of $2 million. The fair value was determined by discounting the cash flows using a current interest rate (4.4%) for financial instruments with similar characteristics and maturities (Level 3).
Capital lease obligation
We have a capital lease obligation for a warehouse, which can be renewed for 20 years at our option. Minimal payments are determined by an escalatory price clause.
Note 11. Employee Benefit Plans
Pension and OPEB plans
The components of net periodic benefit cost relating to our pension and OPEB plans for the three and nine months ended September 30, 2013 and 2012 were as follows:
Pension Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2013	2012	2013	2012
Service cost	$8	$8	$24	$26
Interest cost	68	79	208	231
Expected return on plan assets	(77)	(86)	(232)	(253)
Amortization of actuarial losses	7	1	19	1
Amortization of prior service credits	(1)	—	(2)	—
Settlement and curtailments	2	—	1	14
	$7	$2	$18	$19

OPEB Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2013	2012	2013	2012
Service cost	$1	$1	$3	$2
Interest cost	3	5	11	15
Amortization of actuarial gains	(1)	—	(1)	—
	$3	$6	$13	$17
Event impacting net periodic benefit cost for the three and nine months ended September 30, 2013
In September 2013, we announced a workforce reduction at our Baie-Comeau paper mill, which will result in the elimination of approximately 90 positions. A curtailment loss of $2 million was included in the net periodic benefit cost of our pension plans for the three months ended September 30, 2013.
Events impacting net periodic benefit cost for the nine months ended September 30, 2012
In June 2012, we announced the indefinite idling of part of our Mersey operations, which resulted in the elimination of approximately 176 positions. A curtailment loss of $7 million was included in the net periodic benefit cost of our pension plans for the nine months ended September 30, 2012. In addition, as a result of a workforce reduction at our Mersey operations in the

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

fourth quarter of 2011, approximately 97 positions were eliminated. A settlement loss of $2 million was included in the net periodic benefit cost of our pension plans for the nine months ended September 30, 2012.
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
Defined contribution plans
The expense for our defined contribution plans totaled $6 million and $5 million for the three months ended September 30, 2013 and 2012, respectively, and $17 million and $16 million for the nine months ended September 30, 2013 and 2012, respectively.
Canadian pension funding
On April 26, 2013, we reached an agreement in principle with our stakeholders in Québec, the provincial government, and its pension regulator, concerning the previously-disclosed funding relief measures, solvency deficit and corrective measures related to our material Canadian registered pension plans. Under the agreement in principle, we would agree to make incremental contributions beyond the basic funding requirements under the existing framework in order to secure longer-term funding stability. We continue to engage our Ontario stakeholders and the provincial government of Ontario and its pension regulator.
Note 12. Income Taxes
The income tax (provision) benefit attributable to income (loss) before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three and nine months ended September 30, 2013 and 2012 as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2013	2012	2013	2012
Income (loss) before income taxes	$29	$33	$(91)	$1
Income tax (provision) benefit:
Expected income tax (provision) benefit	(10)	(11)	32	—
Changes resulting from:
Valuation allowance (1)	(615)	(5)	(582)	(33)
Adjustments for unrecognized tax benefits (2)	2	2	2	6
Foreign exchange	(1)	8	(2)	11
Reorganization-related and other tax adjustments (3)	—	6	—	16
Research and development tax incentives	1	1	2	4
State income taxes and foreign tax rate differences	4	4	8	5
Other, net	2	(1)	(6)	1
	$(617)	$4	$(546)	$10

(1)
During the three and nine months ended September 30, 2013, we recorded a net increase in valuation allowances of $615 million and $582 million, respectively, mostly due to a charge of $619 million recorded in the third quarter in order to establish a full valuation allowance against our net U.S. deferred income tax assets, as explained below. The increase in the valuation allowance during the nine months ended September 30, 2012 mostly related to costs associated with the indefinite idling of our Mersey operations, where we did not recognize tax benefits.

(2)	During the nine months ended September 30, 2012, we recorded previously unrecognized tax benefits of $6 million, following the conclusion of tax examinations related to prior years.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

(3)
During the three and nine months ended September 30, 2012, we recorded a tax benefit related to favorable reorganization and other tax adjustments of $6 million and $16 million, respectively, representing adjustments to our previously reported tax balances.

At each reporting period, we assess whether it is more-likely-than-not that the deferred income tax assets will be realized based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results and prudent and feasible tax planning strategies. A cumulative loss position is considered significant negative evidence in assessing the realizability of deferred income tax assets that is difficult to overcome. Considering the impacts of mill rationalization efforts, executed to improve our cost structure and asset base going forward, as well as changing dynamics in the pulp and paper industry, our U.S. operations concluded the period ended September 30, 2013 in a cumulative three year loss, as determined based on applicable FASB ASC 740, "Income Taxes" accounting guidance. Considering that the weight given to the potential effect of negative and positive evidence reviewed must be commensurate with the extent to which that evidence may be objectively verified, the recent cumulative loss of our U.S. operations limits our ability to consider other subjective positive evidence, such as our projections of future earnings. As a result, we recorded for the three months ended September 30, 2013 an increase to the income tax provision of $619 million in order to establish a full valuation allowance against our net U.S. deferred income tax assets.
The non-cash charge to establish a valuation allowance does not have any impact on our consolidated operating income or cash flow, nor does such an allowance preclude us from using our tax loss carryforwards or utilizing other deferred tax assets in the future. If, in the future, sufficient objective positive evidence becomes available such that, based on the weight of available evidence, it is determined to be more-likely-than-not that some or all of the deferred income tax assets associated with our U.S. operations can be realized, the valuation allowance will be reduced as appropriate, with the related adjustment being recognized as a decrease to the income tax provision.
As a result of the contribution of capital from the noncontrolling interest and the subsequent acquisition of the noncontrolling interest in CNC, we established a deferred income tax provision of $3 million in the first quarter of 2013. Since this acquisition was accounted for as an equity transaction, as discussed in Note 5, "Other Income (Expense), Net,” the recording of this deferred tax provision resulted in a reduction of “Additional paid-in capital” in our Consolidated Balance Sheet as of September 30, 2013.
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
Effective July 31, 2012, we completed the second step transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Québec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have reserved approximately Cdn$14 million ($14 million, based on the exchange rate in effect on September 30, 2013) for the eventual payment of those claims.
On June 12, 2012, we filed a motion for directives with the Québec Superior Court in Canada, the court with jurisdiction in our 2010 creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada), seeking an order to prevent pension regulators in each of Québec, New Brunswick and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the creditor

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

protection proceedings. These plans are subject to the funding relief regulations described in Note 18, “Pension and Other Postretirement Benefit Plans - Canadian pension funding,” to our consolidated financial statements for the year ended December 31, 2012 and we contend, among other things, that any such declaration, if issued, would be inconsistent with the court’s sanction order confirming the plan of reorganization and the terms of our emergence from the creditor protection proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could exceed $150 million, would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.
Information on our commitments and contingencies is presented in Note 20, “Commitments and Contingencies,” included in our consolidated financial statements for the year ended December 31, 2012. Except as updated above, there has been no material development to the commitments and contingencies described in our consolidated financial statements for the year ended December 31, 2012.
Note 14. Share Capital
Common stock
On May 22, 2013, we completed the final distribution of shares of common stock from the disputed claim share reserve established under the Chapter 11 Reorganization Plan. There is no remaining unresolved claim under that plan. As the aggregate of allowed claims against certain Chapter 11 debtors was resolved for less than was originally reserved when the disputed claim share reserve was established, the 276,662 remaining shares reserved for Chapter 11 unsecured claims were transferred to us pursuant to the Chapter 11 Reorganization Plan.
On August 8 and 9, 2013, we distributed from the disputed claim share reserve 1,268,420 shares of common stock for the benefit of unsecured creditors under the Plans of Reorganization. The remaining 203,791 shares from the disputed claim reserve have been definitively allocated for distribution as follows: (1) as certain debtors had no creditor, 46,884 shares will be transferred to the Company pursuant to the CCAA Reorganization Plan; and (2) 156,907 shares will be transferred to other claimholders, mostly current or former Canadian employees, subject to certain required regulatory clearances. There being no remaining unresolved unsecured claim under the CCAA Reorganization Plan, this was the final distribution to unsecured creditors under that plan of reorganization. Of these distributions and allocations, 9,497 shares related to Chapter 11 general unsecured claims further distributed or allocated, as the case may be, in connection with this final CCAA distribution for administrative purposes.
Accordingly, all of the 23,382,073 shares initially set aside in the disputed claim share reserve have now been distributed, with the exception of 203,791 shares definitively allocated to the Company or to specific claimholders, mostly current or former Canadian employees, the final distribution of which is subject to certain regulatory clearances.
When we refer to “creditor protection proceedings,” we mean the proceedings under Chapter 11 of the United States Bankruptcy Code, as amended (or “ Chapter 11”), and the Companies’ Creditors Arrangement Act (Canada), as applicable (or “CCAA”), from which AbitibiBowater Inc. (our predecessor entity) and all but one of its debtor affiliates successfully emerged on December 9, 2010. We refer to the Chapter 11 debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and the CCAA debtors’ CCAA Plan of Reorganization and Compromise, in each case as amended and including all exhibits and supplements thereto, together as the “Plans of Reorganization”, and individually as the “Chapter 11 Reorganization Plan” and the “CCAA Reorganization Plan”, respectively. When we refer to “ disputed claim share reserve,” we mean the reserve of 23,382,073 shares established under the plans of reorganization for claims that remained in dispute as of the emergence date, from which there have been interim distributions to unsecured creditors as disputed claims were resolved.
Treasury stock
On May 22, 2012, our board approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million. During the three and nine months ended September 30, 2012, we repurchased 2.6 million and 3.7 million shares, respectively, at a cost of $33 million and $45 million, respectively. In 2013, we repurchased no shares.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 15. Segment Information
We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our primary product lines: newsprint, coated papers, specialty papers, market pulp and wood products.
None of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, net gain on disposition of assets and other discretionary charges or credits are not allocated to our segments. We allocate depreciation expense to our segments, although the related fixed assets are not allocated to segment assets. Additionally, all selling, general and administrative expenses, excluding severance costs and certain discretionary charges and credits, are allocated to our segments.
Information about certain segment data for the three and nine months ended September 30, 2013 and 2012 was as follows:

(Unaudited, in millions)	Newsprint	Coated Papers	Specialty Papers	Market Pulp (1)	Wood Products	Corporate and Other	Consolidated Total
Sales
Third quarter 2013	$376	$92	$247	$269	$146	$—	$1,130
Third quarter 2012	404	109	279	233	128	—	1,153
First nine months 2013	1,096	290	727	772	426	—	3,311
First nine months 2012	1,236	358	839	571	371	—	3,375
Depreciation and amortization
Third quarter 2013	$18	$9	$10	$13	$9	$2	$61
Third quarter 2012	18	9	11	13	8	—	59
First nine months 2013	54	27	30	39	27	5	182
First nine months 2012	54	28	35	31	26	—	174
Operating income (loss) (2)
Third quarter 2013	$13	$(3)	$17	$21	$—	$(12)	$36
Third quarter 2012	26	2	28	(18)	6	(13)	31
First nine months 2013	21	(1)	25	26	32	(113)	(10)
First nine months 2012	79	6	70	(38)	12	(99)	30

(1)
Market pulp sales excluded inter-segment sales of $4 million and $12 million for the three months ended September 30, 2013 and 2012, respectively, and $12 million and $31 million for the nine months ended September 30, 2013 and 2012, respectively.

(2)	Corporate and other operating loss for the three and nine months ended September 30, 2013 and 2012 included the following significant items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2013	2012	2013	2012
Net gain on disposition of assets	$—	$4	$2	$28
Closure costs, impairment and other related charges	(4)	(5)	(56)	(98)
Inventory write-downs related to closures	—	—	(5)	(7)
Severance costs	—	—	—	(3)
Transaction costs	—	—	(5)	(7)
Start up costs of idled mill	(3)	(5)	(31)	(5)
	$(7)	$(6)	$(95)	$(92)

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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2013 and 2012, the Balance Sheets as of September 30, 2013 and December 31, 2012 and the Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 for Resolute Forest Products Inc. (the “Parent”), the Guarantor Subsidiaries on a combined basis and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the For the Three Months Ended September 30, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$933	$775	$(578)	$1,130
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	848	587	(578)	857
Depreciation and amortization	—	25	36	—	61
Distribution costs	—	42	95	(3)	134
Selling, general and administrative expenses	6	9	23	—	38
Closure costs, impairment and other related charges	—	—	4	—	4
Operating (loss) income	(6)	9	30	3	36
Interest expense	(16)	(2)	(2)	8	(12)
Other (expense) income, net	(1)	12	2	(8)	5
Parent’s equity in loss of subsidiaries	(521)	—	—	521	—
(Loss) income before income taxes	(544)	19	30	524	29
Income tax (provision) benefit	(44)	(574)	1	—	(617)
Net (loss) income including noncontrolling interests	(588)	(555)	31	524	(588)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to Resolute Forest Products Inc.	$(588)	$(555)	$31	$524	$(588)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(544)	$(520)	$40	$480	$(544)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the For the Nine Months Ended September 30, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,715	$2,195	$(1,599)	$3,311
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	2,481	1,681	(1,590)	2,572
Depreciation and amortization	—	75	107	—	182
Distribution costs	—	127	266	(6)	387
Selling, general and administrative expenses	16	36	74	—	126
Closure costs, impairment and other related charges	—	49	7	—	56
Net gain on disposition of assets	—	—	(2)	—	(2)
Operating (loss) income	(16)	(53)	62	(3)	(10)
Interest expense	(71)	(3)	(6)	41	(39)
Other (expense) income, net	(60)	57	2	(41)	(42)
Parent’s equity in loss of subsidiaries	(489)	—	—	489	—
(Loss) income before income taxes	(636)	1	58	486	(91)
Income tax provision	—	(534)	(13)	1	(546)
Net (loss) income including noncontrolling interests	(636)	(533)	45	487	(637)
Net loss attributable to noncontrolling interests	—	—	1	—	1
Net (loss) income attributable to Resolute Forest Products Inc.	$(636)	$(533)	$46	$487	$(636)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(587)	$(480)	$42	$438	$(587)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$718	$797	$(362)	$1,153
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	635	617	(362)	890
Depreciation and amortization	—	23	36	—	59
Distribution costs	—	36	95	—	131
Selling, general and administrative expenses	6	10	25	—	41
Closure costs, impairment and other related charges	—	4	1	—	5
Net gain on disposition of assets	—	—	(4)	—	(4)
Operating (loss) income	(6)	10	27	—	31
Interest expense	(57)	(1)	(1)	42	(17)
Other income, net	—	47	14	(42)	19
Parent’s equity in income of subsidiaries	78	—	—	(78)	—
Income before income taxes	15	56	40	(78)	33
Income tax benefit (provision)	22	(33)	15	—	4
Net income including noncontrolling interests	37	23	55	(78)	37
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Resolute Forest Products Inc.	$37	$23	$55	$(78)	$37
Comprehensive income attributable to Resolute Forest Products Inc.	$40	$23	$58	$(81)	$40

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,163	$2,328	$(1,116)	$3,375
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	1,914	1,804	(1,116)	2,602
Depreciation and amortization	—	69	105	—	174
Distribution costs	—	106	279	—	385
Selling, general and administrative expenses	18	33	63	—	114
Closure costs, impairment and other related charges	—	4	94	—	98
Net gain on disposition of assets	—	—	(28)	—	(28)
Operating (loss) income	(18)	37	11	—	30
Interest expense	(163)	(3)	(6)	121	(51)
Other income, net	—	130	13	(121)	22
Parent’s equity in income of subsidiaries	162	—	—	(162)	—
(Loss) income before income taxes	(19)	164	18	(162)	1
Income tax benefit (provision)	65	(66)	11	—	10
Net income including noncontrolling interests	46	98	29	(162)	11
Net loss attributable to noncontrolling interests	—	—	35	—	35
Net income attributable to Resolute Forest Products Inc.	$46	$98	$64	$(162)	$46
Comprehensive income attributable to Resolute Forest Products Inc.	$45	$98	$63	$(161)	$45

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$181	$90	$—	$271
Accounts receivable, net	—	458	246	—	704
Accounts receivable from affiliates	—	132	196	(328)	—
Inventories, net	—	220	315	(7)	528
Deferred income tax assets	—	—	44	—	44
Interest receivable from parent	—	11	—	(11)	—
Note receivable from subsidiary	13	—	—	(13)	—
Other current assets	—	32	49	—	81
Total current assets	13	1,034	940	(359)	1,628
Fixed assets, net	—	874	1,456	—	2,330
Amortizable intangible assets, net	—	—	66	—	66
Deferred income tax assets	—	—	1,338	2	1,340
Notes receivable from parent	—	622	—	(622)	—
Notes receivable from affiliates	—	520	—	(520)	—
Investments in and advances to consolidated subsidiaries	4,417	2,085	—	(6,502)	—
Other assets	8	115	68	—	191
Total assets	$4,438	$5,250	$3,868	$(8,001)	$5,555
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$15	$191	$354	$—	$560
Current portion of long-term debt	5	—	2	—	7
Accounts payable to affiliates	328	—	—	(328)	—
Interest payable to subsidiary	11	—	—	(11)	—
Note payable to parent	—	—	13	(13)	—
Total current liabilities	359	191	369	(352)	567
Long-term debt, net of current portion	594	3	—	—	597
Long-term debt due to subsidiaries	622	—	—	(622)	—
Long-term debt due to affiliate	—	—	520	(520)	—
Pension and other postretirement benefit obligations	—	463	1,279	—	1,742
Deferred income tax liabilities	—	11	27	—	38
Other long-term liabilities	—	28	37	—	65
Total liabilities	1,575	696	2,232	(1,494)	3,009
Total equity	2,863	4,554	1,636	(6,507)	2,546
Total liabilities and equity	$4,438	$5,250	$3,868	$(8,001)	$5,555

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5	$171	$87	$—	$263
Accounts receivable, net	—	383	366	(52)	697
Accounts receivable from affiliates	—	262	211	(473)	—
Inventories, net	—	221	328	(4)	545
Deferred income tax assets	—	11	45	—	56
Notes and interest receivable from parent	—	593	—	(593)	—
Notes receivable from affiliates	—	9	138	(147)	—
Note receivable from subsidiary	41	—	—	(41)	—
Other current assets	—	22	47	—	69
Total current assets	46	1,672	1,222	(1,310)	1,630
Fixed assets, net	—	908	1,532	—	2,440
Amortizable intangible assets, net	—	—	69	—	69
Deferred income tax assets	—	594	1,405	1	2,000
Note receivable from affiliate	—	531	—	(531)	—
Investments in and advances to consolidated subsidiaries	4,859	2,089	—	(6,948)	—
Other assets	—	98	96	—	194
Total assets	$4,905	$5,892	$4,324	$(8,788)	$6,333
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$11	$198	$424	$(52)	$581
Current portion of long-term debt	—	—	2	—	2
Accounts payable to affiliates	336	135	2	(473)	—
Notes and interest payable to subsidiaries	593	—	—	(593)	—
Notes payable to affiliates	—	138	9	(147)	—
Note payable to parent	—	—	41	(41)	—
Total current liabilities	940	471	478	(1,306)	583
Long-term debt, net of current portion	528	3	1	—	532
Long-term debt due to affiliate	—	—	531	(531)	—
Pension and other postretirement benefit obligations	—	559	1,387	—	1,946
Deferred income tax liabilities	—	—	75	—	75
Other long-term liabilities	—	36	36	—	72
Total liabilities	1,468	1,069	2,508	(1,837)	3,208
Total equity	3,437	4,823	1,816	(6,951)	3,125
Total liabilities and equity	$4,905	$5,892	$4,324	$(8,788)	$6,333

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$37	$73	$—	$110
Cash flows from investing activities:
Cash invested in fixed assets	—	(45)	(79)	—	(124)
Disposition of assets	—	—	4	—	4
Proceeds from insurance settlements	—	—	4	—	4
Decrease in restricted cash	—	—	3	—	3
Advances (to) from affiliates	(10)	10	—	—	—
Net cash used in investing activities	(10)	(35)	(68)	—	(113)
Cash flows from financing activities:
Issuance of long-term debt	594	—	—	—	594
Premium paid on extinguishment of debt	(84)	—	—	—	(84)
Dividend to noncontrolling interest	—	—	(1)	—	(1)
Payments of debt	(496)	—	(1)	—	(497)
Payments of financing and credit facility fees	(9)	—	—	—	(9)
Contribution of capital from noncontrolling interest	—	8	—	—	8
Net cash provided by (used in) financing activities	5	8	(2)	—	11
Net (decrease) increase in cash and cash equivalents	(5)	10	3	—	8
Cash and cash equivalents:
Beginning of period	5	171	87	—	263
End of period	$—	$181	$90	$—	$271

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$126	$66	$—	$192
Cash flows from investing activities:
Cash invested in fixed assets	—	(29)	(73)	—	(102)
Disposition of assets	—	—	31	—	31
Acquisition of Fibrek, net of cash acquired	—	—	(24)	—	(24)
Decrease in restricted cash	—	—	76	—	76
Increase in deposit requirements for letters of credit, net	—	—	(12)	—	(12)
Advances from (to) affiliates	47	(31)	(16)	—	—
Net cash provided by (used in) investing activities	47	(60)	(18)	—	(31)
Cash flows from financing activities:
Purchases of treasury stock	(45)	—	—	—	(45)
Dividend to noncontrolling interest	—	—	(3)	—	(3)
Acquisition of noncontrolling interest	—	—	(27)	—	(27)
Payments of long-term debt	—	—	(112)	—	(112)
Net cash used in financing activities	(45)	—	(142)	—	(187)
Net increase (decrease) in cash and cash equivalents	2	66	(94)	—	(26)
Cash and cash equivalents:
Beginning of period	—	128	241	—	369
End of period	$2	$194	$147	$—	$343

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 17. Subsequent Events
The following significant events occurred subsequent to September 30, 2013:

•
On October 8, 2013, we redeemed the remaining $5 million of principal amount of the 2018 Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest and this amount was included in "Current portion of long-term debt" in our Consolidated Balance Sheet as of September 30, 2013.

•
The province of Québec informed us on December 30, 2011 that it intended not to renew our water rights associated with our Jim-Gray hydroelectric dam and to require us to transfer the property to the province for no consideration. The province of Québec has granted us several extensions to transfer the property, with the latest received on October 30, 2013 . As extended, an agreement on the terms of the transfer would need to be entered into at the latest on March 1, 2014. The province’s actions are contrary to our understanding of the water power lease in question. We continue to evaluate our legal options. At this time, we believe that the remaining useful life of the assets remains unchanged. The carrying value of the hydroelectric assets and the intangible assets associated with the Jim-Gray dam as of September 30, 2013 was approximately $90 million. If we are unable to renew the water rights at this dam, we will reevaluate the remaining useful life of these assets, which may result in accelerated depreciation and amortization charges at that time. Additional information regarding our Jim-Gray hydroelectric dam is presented in Note 5, “Amortizable Intangible Assets, Net,” and Note 13, “Fixed Assets, Net,” included in our consolidated financial statements for the year ended December 31, 2012.

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
Third Quarter Overview
Three months ended September 30, 2013 vs. September 30, 2012
We recorded operating income of $36 million in the third quarter, compared to $31 million in the third quarter of 2012. Excluding special items, operating income was $43 million, compared to $37 million in the year-ago period.
Our net loss in the third quarter was $588 million, or net income of $29 million after excluding special items, on sales of $1,130 million. This compares to net income of $37 million in the third quarter of 2012, or net income of $13 million after excluding special items, on sales of $1,153 million.
We generated a net loss per common share of $6.22, compared to net income of $0.38 per share in the third quarter of 2012. Excluding special items, earnings per share was $0.31, compared to $0.13 in the year-ago period.
As more fully described below under “Change in Accounting Policy” we changed our accounting policy in the second quarter from the direct expensing of costs associated with planned major maintenance activities to the deferral method. The change in accounting policy was applied retroactively by adjusting comparative consolidated financial statements for the new policy.

Three Months Ended September 30, 2013	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$36	$(588)	$(6.22)
Adjustments for special items (1):
Gain on non-cash translation of Canadian dollar net monetary assets	—	(5)	(0.05)
Closure costs, impairment and other related charges	4	3	0.04
Start-up costs of idled mill	3	2	0.02
Other income, net	—	(2)	(0.02)
U.S. deferred income tax asset valuation allowance	—	619	6.54
GAAP, as adjusted for special items	$43	$29	$0.31

Three Months Ended September 30, 2012	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$31	$37	$0.38
Adjustments for special items (1):
Gain on non-cash translation of Canadian dollar net monetary assets	—	(21)	(0.21)
Closure costs, impairment and other related charges	5	3	0.03
Start up costs of idled mill	5	4	0.04
Net gain on disposition of assets	(4)	(3)	(0.03)
Other income, net	—	(1)	(0.02)
Non-cash reorganization-related and other tax adjustments	—	(6)	(0.06)
GAAP, as adjusted for special items	$37	$13	$0.13

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under generally accepted accounting principles, or “GAAP”. We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our consolidated statements of operations, adjusted for items such as closure costs, impairment and other related charges, severance costs, inventory write-downs, start up costs of idled mills, gains and losses on dispositions of assets, transaction costs, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our consolidated statements of operations, adjusted for the same items used to calculate operating income (loss), as adjusted for special items, plus the effects of foreign currency translation, net loss on extinguishment of debt, other income (expense) and reorganization-related and other tax adjustments. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our ongoing operations and financial performance from period to period.

Nine months ended September 30, 2013 vs. September 30, 2012
We recorded an operating loss of $10 million through the first nine months of the year, compared to operating income of $30 million in the same period of 2012. Excluding special items, operating income was $85 million, compared to $122 million in the year-ago period.
Our net loss in the first nine months of 2013 was $636 million, or net income of $75 million after excluding special items, on sales of $3,311 million. This compares to net income of $46 million in the first nine months of 2012, or net income of $57 million after excluding special items, on sales of $3,375 million.
We generated a net loss per common share of $6.72, compared to net income of $0.47 per share in the first nine months of 2012. Excluding special items, earnings per share was $0.79, compared to $0.58 in the year-ago period.
Fibrek Inc.’s (“Fibrek”) results of operations have been included in our consolidated financial statements, in the market pulp segment, since May 2, 2012, the date we acquired a controlling interest. The amount of Fibrek’s sales and operating income included in our results through the first nine months of 2013 were $341 million and $32 million, respectively, compared to sales of $168 million and an operating loss of $9 million in the same period of 2012.

Nine Months Ended September 30, 2013	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$(10)	$(636)	$(6.72)
Adjustments for special items (1):
Loss on non-cash translation of Canadian dollar net monetary assets	—	9	0.10
Closure costs, impairment and other related charges	56	35	0.37
Inventory write-downs related to closures	5	3	0.03
Start-up costs of idled mill	31	22	0.23
Net gain on disposition of assets	(2)	(2)	(0.02)
Net loss on extinguishment of debt	—	38	0.40
Transaction costs	5	5	0.05
Other income, net	—	(18)	(0.19)
U.S. deferred income tax asset valuation allowance	—	619	6.54
GAAP, as adjusted for special items	$85	$75	$0.79

Nine Months Ended September 30, 2012	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$30	$46	$0.47
Adjustments for special items (1):
Gain on non-cash translation of Canadian dollar net monetary assets	—	(26)	(0.27)
Severance costs	3	2	0.02
Closure costs, impairment and other related charges	98	52	0.53
Inventory write-downs related to closures	7	4	0.04
Start up costs of idled mill	5	4	0.04
Net gain on disposition of assets	(28)	(16)	(0.16)
Transaction costs	7	7	0.07
Non-cash charge for reorganization-related and other tax adjustments	—	(16)	(0.16)
GAAP, as adjusted for special items	$122	$57	$0.58

(1)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures, reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Overview – Third Quarter Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected Financial Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions, except per share amounts)	2013	2012	2013	2012
Sales	$1,130	$1,153	$3,311	$3,375
Operating income (loss) per segment:
Newsprint	13	26	21	79
Coated papers	(3)	2	(1)	6
Specialty papers	17	28	25	70
Market pulp	21	(18)	26	(38)
Wood products	—	6	32	12
Corporate / other	(12)	(13)	(113)	(99)
Total	36	31	(10)	30
Net (loss) income	(588)	37	(636)	46
Net (loss) income per common share:
Basic	$(6.22)	$0.38	$(6.72)	$0.47
Diluted	(6.22)	0.38	(6.72)	0.47
Adjusted EBITDA (1)	$104	$96	$267	$296
Adjusted EBITDA margin (1)	9.2%	8.3%	8.1%	8.8%

	As of September 30,	As of December 31,
(unaudited, in millions)	2013	2012
Cash and cash equivalents	$271	$263
Total assets	5,555	6,333

(1)
Earnings before interest expense, income taxes and depreciation, or “EBITDA”, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures. EBITDA is calculated as net income (loss) including noncontrolling interests from the consolidated statements of operations, adjusted for interest expense, income taxes and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as foreign exchange translation gains and losses, severance costs, closure costs, impairment and other related charges, inventory write-downs related to closures, start up costs of idled mills, gains and losses on dispositions of assets, net loss on extinguishment of debt, transaction costs and other charges or credits. Adjusted EBITDA margin is adjusted EBITDA expressed as a percentage of sales. We believe that using measures such as EBITDA, adjusted EBITDA and adjusted EBITDA margin is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our ongoing operations and financial performance from period to period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2013	2012	2013	2012
Net (loss) income including noncontrolling interests	$(588)	$37	$(637)	$11
Interest expense	12	17	39	51
Income tax provision (benefit)	617	(4)	546	(10)
Depreciation and amortization	61	59	182	174
EBITDA	$102	$109	$130	$226
(Gain) loss on non-cash translation of Canadian dollar net monetary assets	(3)	(18)	9	(21)
Severance costs	—	—	—	3
Closure costs, impairment and other related charges	4	5	56	98
Inventory write-downs related to closures	—	—	5	7
Start up costs of idled mill	3	5	31	5
Net gain on disposition of assets	—	(4)	(2)	(28)
Net loss on extinguishment of debt	—	—	59	—
Transaction costs	—	—	5	7
Other income, net	(2)	(1)	(26)	(1)
Adjusted EBITDA	$104	$96	$267	$296
Three months ended September 30, 2013 vs. September 30, 2012
Operating income variance analysis
Sales
Our sales were $23 million, or 2%, lower than the year-ago period, at $1,130 million. Including the three former Fibrek mills, the change in sales was due to lower pricing ($33 million), mainly in newsprint, and currency fluctuations ($7 million), offset in part by an increase in volume ($17 million).
The three former Fibrek mills on a stand-alone basis generated $25 million more in sales compared to the year-ago period, mainly from higher volume as a result of the extensive downtime we took in 2012 to improve the Saint-Félicien, Québec, pulp mill’s operational and environmental performance. This in large part also accounted for the 90,000 metric tons less downtime in the pulp and paper segments this quarter.

Cost of sales, excluding depreciation and amortization
After removing the impact of the increase in volume ($15 million), cost of sales, excluding depreciation and amortization, which we refer to as “COS”, was down by $48 million in the quarter. This reflects the favorable effect of the weaker average Canadian dollar compared to the U.S. dollar in the period ($21 million) and a $26 million improvement to overall pulp and paper manufacturing costs - the benefit of asset optimization initiatives and external power sales from new cogeneration facilities. Manufacturing costs rose, however, by $9 million in the wood products segment.
The restructured Fibrek mills accounted for $17 million of the cost improvement in pulp and pulp paper manufacturing, offset by the effect of the additional volume ($16 million).
The cogeneration assets we use to generate external sales of power - Dolbeau, Québec (specialty papers), Fort Frances, Ontario (specialty papers), Gatineau, Québec (newsprint), Saint-Félicien (market pulp), and Thunder Bay, Ontario (newsprint and market pulp) - together reduced COS by approximately $12 million in the third quarter of 2013, $8 million higher than the same period in 2012. This does not include other operational efficiencies realized with the operation of the cogeneration assets, such as labor efficiencies.
Net (loss) income variance analysis
Interest expense
Interest expense decreased by $5 million, to $12 million, which reflects the lower principal amount of our 10.25% senior secured notes due 2018 after the $85 million redemption in October 2012 and the refinancing of those notes with our 5.875% senior unsecured notes due 2023 during the second quarter of this year.
Income taxes
We recorded a $617 million income tax provision in the third quarter of 2013, on income before income taxes of $29 million, compared to an expected income tax provision of $10 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects the effect of a $619 million charge recorded in the third quarter to establish a full valuation allowance against our net U.S. deferred income tax assets. We established this valuation allowance based on applicable accounting standards, which provides that a cumulative loss position over recent years should be viewed as presumptive negative evidence when assessing the ability to realize deferred income tax assets. As a result of our mill rationalization efforts, undertaken to improve our cost structure and asset base for the future, as well as changing dynamics in the pulp and paper industry, our U.S. operations reported a cumulative three year loss for the period ended September 30, 2013. The guidance accordingly limits our ability to use certain indicators of positive evidence to overcome the presumption, such as projections of future earnings, unless they can be verified objectively. The non-cash charge to establish a valuation allowance does not have any impact on our consolidated operating income or cash flow, nor does the valuation allowance prevent us from using our tax loss carryforwards or other deferred tax assets in the future.
We recorded a $4 million income tax benefit in the third quarter of 2012, on income before income taxes of $33 million, compared to an expected income tax provision of $11 million based on the U.S. federal statutory income tax rate of 35%. This reflects the favorable effects of foreign exchange related items ($8 million), reorganization-related and other tax adjustments ($6 million) and state income taxes and foreign tax rate differences ($4 million), partially offset by an increase in valuation allowances ($5 million).
Some of our Canadian subsidiaries, including our principal Canadian operating subsidiary, use the U.S. dollar as functional currency but determine taxable income in Canadian dollars. This can cause frequent and substantial variations to our effective tax rate when compared to the weighted-average of both domestic and foreign statutory tax rates. This is because we compute the foreign exchange component of the income tax provision of our Canadian subsidiaries on a different basis than in our consolidated financial statements. Due to the unpredictability of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate.

Nine months ended September 30, 2013 vs. September 30, 2012
Operating (loss) income variance analysis
Sales
Our sales were $64 million lower, or 2%, than the year-ago period, at $3,311 million. Volume dropped $199 million as a result of our asset optimization efforts, to streamline production and adapt to changing market dynamics by focusing production in our most cost-effective mills. Accordingly, we operated four fewer machines overall at quarter-end compared to the year-ago period, not including the three pulp mills acquired with Fibrek.
These Fibrek mills, generated an additional $173 million of sales compared to the year-ago period, which reflects their consolidation within our financial statements from only May 2, 2012, onward, and extensive downtime in the third quarter of 2012 to improve the Saint-Félicien pulp mill’s operational and environmental performance.
Including the three former Fibrek mills, overall pricing fell by $27 million. The pricing drop in newsprint ($64 million) and specialty papers ($17 million) more than offset higher pricing in wood products ($54 million). Currency fluctuations unfavorably affected sales by $10 million.
Compared to the same period of 2012, we took approximately 206,000 metric tons less downtime in our newsprint, specialty and market pulp segments, not including downtime associated with machines later closed and whose production capacity was not replaced.
Cost of sales, excluding depreciation and amortization
COS fell by $30 million in the first nine months of the year. Overall COS was favorably affected by:

•
lower overall manufacturing costs ($44 million, including $20 million attributable to Fibrek), including the effect of external power sales from our new cogeneration facilities, lower wood chip and recycled furnish pricing, lower labor costs and improved operating efficiencies as a result of our asset optimization initiatives, offset by higher wood costs, which included higher stumpage fees and other costs associated with the implementation of the new forest tenure system in the province of Québec;

•	the weaker average Canadian dollar compared to the U.S. dollar in the period ($31 million);

•	the recognition of a business interruption insurance claim relating to a 2012 fire at our Dolbeau facility ($3 million); and

•	a decrease in other closed or idled mills costs ($11 million).

COS was unfavorably affected by:

•	higher shipments from the three former Fibrek mills ($128 million) due to the timing of consolidation and 2012 maintenance, offset by lower sales volume, excluding Fibrek ($112 million);

•	higher costs associated with mill restarts ($26 million);

•	the receipt in 2012 of insurance proceeds ($7 million) for the 2011 roof collapse at our Clermont, Québec, mill; and

•	an increase in the net pension and other postretirement benefit expense ($8 million), due primarily to the amortization of actuarial losses starting in 2013.
Depreciation and amortization
Depreciation and amortization increased by $8 million as a result of the acquisition of Fibrek’s assets and the amortization of costs associated with the implementation of integrated business management software ($5 million), offset in part by lower depreciation as a result of the reduced carrying value of idled assets..
Selling, general and administrative expenses
SG&A was $12 million higher in the first nine months of the year largely because we recorded a refund of certain group benefit premiums paid in prior years ($11 million) in the first nine months of 2012.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “- Segment Earnings - Corporate and Other” below.
Net gain on disposition of assets
We recorded a gain on disposition of assets of $2 million in the first nine months of 2013, compared to $28 million in the year-ago period, which included the sale of timberlands in Nova Scotia.
Net (loss) income variance analysis
Interest expense
Interest expense decreased by $12 million, to $39 million, reflecting the lower principal amount of senior secured notes due 2018 following the $85 million redemption in October 2012 and the second quarter refinancing, in the second quarter this year, of our 10.25% senior secured notes due 2018 with 5.875% senior unsecured notes due 2023.
Other (expense) income, net
The $42 million we recorded as other expense, net, was the product of:

•
a net loss on extinguishment of debt ($59 million), which reflects the tender offer premium paid to holders of the 2018 notes ($84 million), net of the write-down of the associated unamortized premium ($25 million); and

•	a foreign currency loss from the translation of Canadian dollar net monetary assets ($9 million);
offset by:

•	the forgiveness of a note payable in connection with our acquisition of a former joint venture partner’s interest in Calhoun Newsprint Company (“CNC”) ($12 million); and

•	a distribution from the liquidation of a former U.K. subsidiary ($12 million).
Income taxes
We recorded a $546 million income tax provision in the first nine months of 2013, on a loss before income taxes of $91 million, compared to an expected income tax benefit of $32 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects a net valuation allowance increase of $582 million, most of which relates to the $619 million charge recorded in the third quarter to establish a full valuation allowance against our net U.S. deferred income tax assets.

In the first nine months of 2012, we recorded an income tax benefit of $10 million on income before income taxes of $1 million, compared to an expected income tax provision of nil based on the U.S. federeal statutory income tax rate of 35%. The difference includes the favorable effects of foreign exchange ($11 million) and reorganization-related and other tax adjustments ($16 million), offset by an increase in our valuation allowance ($33 million) related to costs associated with the indefinite idling of our Mersey, Nova Scotia, newsprint mill, where we did not recognize tax benefits.
Noncontrolling interests
In the first nine months of 2012, we recorded a loss of $35 million attributable to noncontrolling interests, representing our former joint venture partner’s share of the impairment, severance costs and other charges related to the indefinite idling of the Mersey newsprint mill, which we later sold, partially offset by the partner’s share of the gain from the sale of timberlands in Nova Scotia.
Segment Earnings
We manage our business based on the products we manufacture. Our reportable segments correspond to our principal product lines: newsprint, coated papers, specialty papers, market pulp and wood products.
We do not allocate any of the income or loss items following “operating income (loss)” in our consolidated statements of operations to our segments because those items are reviewed separately by management. Similarly, we do not allocate to the segments closure costs, impairment and other related charges, net gain on disposition of assets, as well as other discretionary charges or credits. We also exclude certain corporate items from the segments, and present those separately as corporate and other, consistent with how management analyzes the results.
We allocate depreciation and amortization, and SG&A to the segments, with the exception of severance costs and certain other discretionary charges and credits, which we present under corporate and other.
NEWSPRINT
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions, except where otherwise stated)	2013	2012	2013	2012
Sales	$376	$404	$1,096	$1,236
Operating income (1)	13	26	21	79
EBITDA (2)	31	44	75	133
(in thousands of metric tons)
Shipments	616	617	1,775	1,889
Downtime	28	50	105	206
Inventory at end of period	109	75	109	75

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2013	2012	2013	2012
Net income including noncontrolling interests	$13	$26	$21	$79
Depreciation and amortization	18	18	54	54
EBITDA	31	44	75	133

Industry trends

Source: Pulp & Paper Products Council (or “PPPC”)
Total North American newsprint demand declined 10% through the first nine months of the year, with an 11% drop from newspaper publishers and a 7% decline from other users. Global demand for newsprint was down 5% through September, which included a 4% increase in India and a 12% increase in Turkey, but declines of 6% in Western Europe and 11% in Latin America.
North American exports averaged 500,000 metric tons per quarter in 2013, 11% higher than in 2012, most of which can be attributed to the 38% increase in shipments to Asia (excluding Japan). The North American industry shipment-to-capacity ratio remained at 92% through three quarters, consistent with the same period last year.
Three months ended September 30, 2013 vs. September 30, 2012
Operating income variance analysis
 Sales
Newsprint sales decreased $28 million, or 7%, to $376 million, because of a $45 per metric ton reduction in average transaction price ($26 million) and unfavorable currency fluctuations ($2 million). With the offsetting effect of asset optimization initiatives - the second quarter Gatineau mill restart and the first quarter idling of the newsprint machine at the Calhoun, Tennessee, mill - shipments were unchanged compared to the same period last year. The Gatineau mill benefits from a more competitive cost position, in part due to its ability to make external power sales from its cogeneration facility.

We took 23,000 metric tons less downtime this quarter; finished goods inventory was 34,000 metric tons higher than at the same time last year. Our export volume represented 45% of total shipments, compared to 41% in the third quarter of 2012.
Cost of sales, excluding depreciation and amortization
Segment COS improved by $16 million, reflecting a $9 million favorable change due to the weaker average Canadian dollar against the U.S. dollar in the period, and a $7 million improvement in manufacturing costs, including:

•	power sales from cogeneration assets and asset optimization efficiencies, namely Gatineau’s lower cost position compared to the Calhoun newsprint machine ($7 million);

•	lower labor costs from our various restructuring initiatives ($3 million);

•	partially offset by the reduction of certain rebates for electricity ($3 million).
Nine months ended September 30, 2013 vs. September 30, 2012
Operating income variance analysis
Sales
Newsprint sales decreased $140 million, or 11%, to $1,096 million in the period. This reflects a $37 per metric ton reduction in average transaction price ($64 million), unfavorable currency fluctuations ($3 million) and a 114,000 metric ton decrease in shipments ($73 million), reflecting our asset optimization initiatives, including the closure, in the second quarter of 2012, of the Mersey newsprint mill, as well as the offsetting Gatineau restart and Calhoun idling in the second quarter of 2013.
We took 61,000 metric tons less downtime through nine months, not including 2012 downtime at the Mersey mill (41,000 metric tons), which represents net capacity reduction. Our export volume represented 45% of total shipments, compared to 42% in the first nine months of 2012.
Cost of sales, excluding depreciation and amortization
Segment COS improved by $74 million, or $34 million after adjusting for the lower sales volume. In addition to a $12 million favorable effect from the weaker average Canadian dollar against the U.S. dollar in the period, manufacturing costs improved by $22 million as a result of:

•	lower wood chip and recycled furnish pricing ($14 million);

•	lower labor costs from our various restructuring initiatives ($12 million); and

•	power sales from cogeneration assets and asset optimization efficiencies ($25 million);

partially offset by:

•	unfavorable steam and power costs because of higher natural gas prices ($6 million) and the reduction of certain rebates for electricity ($3 million); and

•	receipt in 2012 of insurance proceeds ($7 million) for the 2011 roof collapse at our Clermont mill.
Distribution costs
Excluding the effect of volume ($9 million), distribution costs rose by $5 million, mostly as a result of an increase in our export business from North American mills and the closure of the Calhoun newsprint machine.
Selling, general and administrative expenses
Segment SG&A fell by $4 million as a result of higher allocation to the market pulp segment following the acquisition of Fibrek.
COATED PAPERS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions, except where otherwise stated)	2013	2012	2013	2012
Sales	$92	$109	$290	$358
Operating (loss) income (1)	(3)	2	(1)	6
EBITDA (2)	6	11	26	34
(in thousands of short tons)
Shipments	117	138	367	454
Downtime	37	34	110	51
Inventory at end of period	23	17	23	17

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2013	2012	2013	2012
Net (loss) income including noncontrolling interests	$(3)	$2	$(1)	$6
Depreciation and amortization	9	9	27	28
EBITDA	6	11	26	34

Industry trends
Source: PPPC
North American producer shipments of coated mechanical papers were down 9% through the first nine months of 2013, as demand fell 4.5% and imports, mostly from Western Europe, rose by 8%. Partly due to the June 2012 idling of one of our paper machines at Catawba, South Carolina, production in North America was down by 4% in the period. Accordingly, the industry shipment-to-capacity ratio remained low for the year, at 89%, compared to an average of 94% for all of 2012.
Three months ended September 30, 2013 vs. September 30, 2012
Operating (loss) income variance analysis
Sales
Coated paper sales decreased $17 million, or 16%, to $92 million, because of a 21,000 short ton (19,000 metric tons) drop in shipments ($16 million), as a result of softer market conditions. Compared to the year-ago period, average transaction price was $6 per short ton lower, or 1% ($1 million). Finished goods inventory was 6,000 short tons higher than at the same point last year.

Cost of sales, excluding depreciation and amortization
Segment COS decreased $11 million in the quarter; there was no change when adjusted for the impact of volume. Higher maintenance and wood costs were offset by the favorable effect of coating chemicals usage and lower labor costs.
Nine months ended September 30, 2013 vs. September 30, 2012
Operating (loss) income variance analysis
Sales
Coated paper sales decreased $68 million, or 19%, to $290 million, which reflects 87,000 short tons (79,000 metric tons) of lower volume ($68 million), including 59,000 short tons (53,000 metric tons) of additional downtime with the indeterminate idling of a paper machine at our Catawba mill at the end of the second quarter of 2012. This idling represents a capacity reduction of approximately 146,000 short tons (132,000 metric tons) on an annualized basis.
Cost of sales, excluding depreciation and amortization
Segment COS decreased $54 million in the first nine months of the year, or $9 million when adjusted for the impact of volume. This reflects mainly lower labor costs ($4 million) as well as lower power, steam and chemical costs ($5 million).

SPECIALTY PAPERS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions, except where otherwise stated)	2013	2012	2013	2012
Sales	$247	$279	$727	$839
Operating income (1)	17	28	25	70
EBITDA (2)	27	39	55	105
(in thousands of short tons)
Shipments	340	372	998	1,121
Downtime	3	7	25	54
Inventory at end of period	72	70	72	70

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2013	2012	2013	2012
Net income including noncontrolling interests	$17	$28	$25	$70
Depreciation and amortization	10	11	30	35
EBITDA	27	39	55	105
Industry trends

Source: PPPC
North American demand for uncoated mechanical papers grew by 2.5% in the first nine months of 2013, led by a 14% increase in demand for high-gloss grades following an increase in industry capacity and as a result of grade shifting down from lighter-weight coated papers. Demand for standard grades, which includes our super and high bright papers, was down 4%. The industry shipment-to-capacity ratio for uncoated mechanical papers was 91%, down 2% from the same period last year.

Three months ended September 30, 2013 vs. September 30, 2012
Operating income variance analysis
Sales
Specialty paper sales decreased $32 million, or 11%, to $247 million, reflecting a 32,000 short tons (29,000 metric tons) drop in shipments ($24 million), a $22 per short ton, or 3%, reduction in average transaction price ($6 million) and unfavorable currency fluctuations ($2 million). There was no significant change in downtime in the quarter.
The decline in shipments stems from our asset optimization initiatives, pursuant to which in the fourth quarter of 2012 we idled two machines (Fort Frances and Laurentide, Québec) and restarted the lower-cost Dolbeau facility. These adjustments resulted in a net decrease of approximately 100,000 short tons (91,000 metric tons) of operating capacity on an annualized basis.
Cost of sales, excluding depreciation and amortization
Segment COS was $4 million lower after adjusting for the effect of lower volume ($13 million), as a result of:

•	the favorable impact of the weaker average Canadian dollar compared to the U.S. dollar in the period ($6 million);

•	the recognition of a business interruption insurance claim related to a 2012 fire at our Dolbeau facility ($3 million);

•	partially offset by an increase in manufacturing costs ($5 million) because of higher costs for wood, chemicals and maintenance, offset in part by power sales from cogeneration assets.

Nine months ended September 30, 2013 vs. September 30, 2012
Operating income variance analysis
Sales
Specialty paper sales decreased $112 million, or 13%, to $727 million, which reflects a 123,000 short tons (112,000 metric tons) decrease in shipments ($92 million) related to asset optimization initiatives, a $20 per short ton, or 3%, reduction in average transaction price ($17 million) and unfavorable currency fluctuations ($3 million).
After adjusting for 2012 downtime at Fort Frances, which represents a net capacity reduction, there was no significant change in the downtime in the first nine months of 2013.
Cost of sales, excluding depreciation and amortization
Segment COS dropped by $54 million, or $16 million after adjusting for the effect of volume ($38 million). The favorable items affecting COS included:

•	power sales from cogeneration assets and lower labor costs from our various restructuring initiatives ($14 million);

•	the favorable impact of the weaker average Canadian dollar compared to the U.S. dollar in the period ($10 million);

•	lower kraft usage, offset by wood costs ($5 million); and

•	the recognition of a business interruption insurance claim relating to a 2012 fire at our Dolbeau facility ($3 million).
The unfavorable items affecting COS included: higher maintenance costs associated with a cold outage at Calhoun ($6 million) and higher steam costs because of higher natural gas prices ($3 million).
Depreciation and amortization
Depreciation and amortization decreased by $5 million, reflecting lower depreciation as a result of the reduced carrying value of idled assets.

MARKET PULP
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions, except where otherwise stated)	2013	2012	2013	2012
Sales	$269	$233	$772	$571
Operating income (loss) (1)	21	(18)	26	(38)
EBITDA (2)	34	(5)	65	(7)
(in thousands of metric tons)
Shipments	399	355	1,166	872
Downtime	13	109	43	238
Inventory at end of period	102	99	102	99

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2013	2012	2013	2012
Net income (loss) including noncontrolling interests	$21	$(18)	$26	$(38)
Depreciation and amortization	13	13	39	31
EBITDA	34	(5)	65	(7)
Industry trends
Source: PPPC
Overall demand growth for market pulp rose 3.4% year-to-date. Demand rose 6% in North America and 8% in China; there was no change in Western Europe. Global demand for softwood kraft pulp was up 2% and hardwood kraft pulp demand was up 6%, mostly because of growth in eucalyptus-based grades. Softwood kraft pulp represents about 60% of our total market pulp shipments, i.e., including hardwood kraft pulp and recycled bleached kraft pulp. At the end of September, softwood kraft pulp mills were operating at a 94% shipment-to-capacity ratio, and hardwood kraft pulp mills were at 92%.

Three months ended September 30, 2013 vs. September 30, 2012
Operating income (loss) variance analysis
Sales
Sales rose $36 million, or 15%, to $269 million, mostly because of the additional volume out of the three former Fibrek mills ($23 million) compared to the year-ago period, when we recorded extensive downtime to improve the operational and environmental performance of the Saint-Félicien pulp mill. Market pulp shipments, excluding the former Fibrek mills, rose by 11,000 metric tons, or 5% ($7 million). Average transaction price rose by $16 per metric ton overall ($6 million). Our finished goods inventory rose by 3,000 metric tons compared to the same time last year.
Not including 2012 downtime at Fort Frances, whose indefinite idling represents a net capacity reduction, we took 66,000 metric tons less downtime in the third quarter of 2013. Most of the downtime in 2012 was taken at the Saint-Félicien pulp mill.
Cost of sales, excluding depreciation and amortization
Segment COS was $5 million lower in the third quarter, a $25 million improvement when adjusting for the effect of higher volume. Segment COS, excluding the former Fibrek mills, was favorably affected by the weaker Canadian dollar compared to the U.S. dollar in the period ($2 million) and lower manufacturing costs ($6 million), including better operating efficiencies and external power sales. Manufacturing costs improved by $17 million at the former Fibrek mills, the product of better operating efficiencies, lower chip and recovered paper pricing and external power sales from the additional cogeneration capacity at the Saint-Félicien mill, as well as lower costs related to environmental maintenance.

Nine months ended September 30, 2013 vs. September 30, 2012
Operating income (loss) variance analysis
Sales
The $201 million increase in sales, or 35%, to $772 million, is largely the result of our Fibrek acquisition, whose results of operations have been included in our consolidated results as of May 2, 2012. Excluding the Fibrek effect ($173 million), sales grew by $28 million, or 7%, because of a 51,000 metric ton increase in shipments ($29 million), though average transaction price was essentially unchanged.
Not including 2012 downtime at Fort Frances, whose closure represents a net capacity reduction, we took 134,000 metric tons less downtime in the first nine months 2013, compared to the significant downtime in the same period in 2012, including 73,000 metric tons of downtime at the former Fibrek mills.
Cost of sales, excluding depreciation and amortization
Segment COS increased by $110 million, which reflects the addition of the former Fibrek mills ($106 million) and higher shipments from our non-Fibrek mills ($7 million). Manufacturing costs at the former Fibrek mills improved by $20 million, mostly as a result of lower chip and recovered paper costs and external power sales from the additional cogeneration capacity at the Saint-Félicien mill.
Excluding the effect of higher volume, there was a net favorable change of $3 million for non-Fibrek mills, including:

•	power sales and their associated labor efficiencies, lower maintenance costs ($6 million);

•	the weaker Canadian dollar compared to the U.S. dollar in the period ($3 million);

•	partially offset by higher wood costs in the U.S. southeast due to wet weather ($5 million).
Distribution costs & depreciation and amortization
Segment distribution costs increased by $14 million in the first nine months ended 2013, mostly because of the higher shipments with the addition of Fibrek ($16 million). Depreciation and amortization rose by $8 million, primarily as a result of the addition of the three Fibrek mills to our asset base.
Selling, general and administrative expenses
Segment SG&A allocation rose by $5 million as a result of higher allocation to the segment following the acquisition of Fibrek.

WOOD PRODUCTS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions, except where otherwise stated)	2013	2012	2013	2012
Sales	$146	$128	$426	$371
Operating income (1)	—	6	32	12
EBITDA (2)	9	14	59	38
(in millions of board feet)
Shipments	417	343	1,100	1,094
Downtime	144	133	402	499
Inventory at end of period	107	107	107	107

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results– Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2013	2012	2013	2012
Net income including noncontrolling interests	$—	$6	$32	$12
Depreciation and amortization	9	8	27	26
EBITDA	9	14	59	38
Industry trends
Source: U.S. Census Bureau

Three months ended September 30, 2013 vs. September 30, 2012
Operating income variance analysis
Sales
Wood products sales increased by $18 million, or 14%, to $146 million, reflecting a 74 million board feet increase in shipments ($27 million), offset by a $22 per thousand board feet drop in average transaction price ($6 million) and unfavorable currency fluctuations ($3 million). The level of finished goods inventory did not change compared to the same point last year.
Cost of sales, excluding depreciation and amortization
Segment COS increased $21 million during the quarter, or $2 million after excluding the effect of additional volume ($19 million). This reflects an increase in manufacturing costs ($9 million), primarily higher wood costs, which includes higher stumpage fees and other costs associated with the implementation of the new forest tenure system in the province of Québec, partially offset by the favorable effect of the weaker average Canadian dollar compared to the U.S. dollar in the period ($4 million).

Nine months ended September 30, 2013 vs. September 30, 2012
Operating income variance analysis
Sales
Wood products sales rose by $55 million, or 15%, to $426 million, the result of a $48 per thousand board feet increase in average transaction price ($54 million) and a 6 million board feet increase in shipments ($5 million), offset by unfavorable currency fluctuations ($4 million). The 97 million board feet reduction in downtime reflects the closure of the Oakhill sawmill in Nova Scotia and higher operating rates in Québec.
Cost of sales, excluding depreciation and amortization
Segment COS increased by $29 million during the first nine months, which reflects:

•	higher wood costs ($20 million), including higher stumpage fees and other costs associated with the implementation of the new forest tenure system in the province of Québec;

•	lower wood chip selling prices ($9 million);

•	the higher shipment volume ($4 million); and

•	the offsetting effect of the weaker average Canadian dollar compared to the U.S. dollar in the period ($5 million).

CORPORATE AND OTHER
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2013	2012	2013	2012
Cost of sales, excluding depreciation and amortization	$(3)	$(8)	$(38)	$(25)
Depreciation and amortization	(2)	—	(5)	—
Selling, general and administrative expenses	(3)	(4)	(16)	(4)
Closure costs, impairment and other related charges	(4)	(5)	(56)	(98)
Net gain on disposition of assets and other	—	4	2	28
Operating loss	$(12)	$(13)	$(113)	$(99)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reason we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2013	2012	2013	2012
Net loss including noncontrolling interests	$(636)	$(7)	$(740)	$(118)
Interest expense	12	17	39	51
Income tax provision (benefit)	617	(4)	546	(10)
Depreciation and amortization	2	—	5	—
EBITDA	$(5)	$6	$(150)	$(77)
Foreign exchange translation (gain) loss	(3)	(18)	9	(21)
Severance costs	—	—	—	3
Closure costs, impairment and other related charges	4	5	56	98
Inventory write-downs related to closures	—	—	5	7
Start up costs of idled mill	3	5	31	5
Net gain on disposition of assets	—	(4)	(2)	(28)
Net loss on extinguishment of debt	—	—	59	—
Transaction costs	—	—	5	7
Other income, net	(2)	(1)	(26)	(1)
Adjusted EBITDA	$(3)	$(7)	$(13)	$(7)
Three months ended September 30, 2013 vs. September 30, 2012
Cost of sales, excluding depreciation and amortization

COS was $5 million less than the year-ago period, to $3 million, which reflects lower start-up costs (Gatineau in 2013 compared to Dolbeau in 2012) and lower costs associated with closed mills (Gatineau in 2012).
Closure costs, impairment and other related charges

We recorded closure costs, impairment and other related charges of $4 million in the quarter, compared to $5 million in the year-ago period. Current period items included severance costs and a pension curtailment loss related to manning reductions at our Baie-Comeau, Québec, mill. Third quarter 2012 items included severance charges and other costs associated with machine idlings and restructurings at Fort Frances, Catawba and Mersey.

Nine months ended September 30, 2013 vs. September 30, 2012
Cost of sales, excluding depreciation and amortization
COS was $13 million higher, to $38 million in the first nine months of 2013. The 2013 amount includes start-up costs at our Gatineau mill ($31 million) and inventory write-downs associated with idlings at Calhoun and Fort Frances ($5 million). In the same period of 2012, we incurred start-up costs at Dolbeau ($5 million), closed mill costs before the later restarts of Gatineau and Dolbeau ($12 million) and an inventory write-down in connection with the idling of Mersey ($7 million).
Selling, general and administrative expenses
Corporate SG&A, which generally represents severance costs and certain other discretionary charges and credits, was $16 million in the first nine months of 2013, up from $4 million in the same period last year. The change is mostly because in the first nine months of 2012 we recorded a refund of certain group benefit premiums paid in prior years ($11 million).
Depreciation and amortization
Depreciation and amortization increased by $5 million, mainly because of the amortization of costs associated with the implementation of integrated business management software.
Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $56 million, compared to $98 million in the year-ago period. The current period included:

•	accelerated depreciation and severance costs associated with the idling of a newsprint machine at our Calhoun mill ($49 million);

•	additional severance and clean-up costs for the 2012 idling of two machines in Fort Frances ($4 million); and

•	severance charges and a pension curtailment loss related to manning reductions at our Baie-Comeau mill ($4 million).
In the same period of 2012, we recorded:

•	long-lived asset impairment charges in connection with the idling of the Mersey newsprint mill ($63 million);

•	severance costs, ongoing maintenance costs, and a pension plan curtailment and settlement loss as a result of the idling at Mersey ($23 million);

•	severance costs and a pension curtailment loss associated with restructuring initiatives at our Baie-Comeau and Catawba mills ($7 million); and

•	accelerated depreciation, severance and other costs for the idling of a machine in Fort Frances ($3 million).
Net gain on disposition of assets
We recorded a gain on disposition of assets of $2 million in the first nine months of 2013, compared to $28 million in the year-ago period, which included the sale of timberlands in Nova Scotia.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our senior secured asset-based revolving credit facility, or “ABL credit facility”, to fund our operations, make pension contributions and finance our working capital and capital expenditures. As of September 30, 2013, we had cash and cash equivalents of $271 million and availability of $566 million under the ABL credit facility. In our view, we have sufficient financial resources available to finance our business plan, meet our working capital requirements and maintain an appropriate level of capital spending.
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

We used the proceeds from the sale of the 2023 notes to purchase, on May 8, 2013, $496 million aggregate principal amount of the 2018 notes, or 99% of the outstanding amount, in connection with the tender offer and consent solicitation that expired on May 21, 2013. Aggregate consideration for the purchase was $584 million, including accrued and unpaid interest of $4 million. Accordingly, we recorded a net loss on extinguishment of debt ($59 million), which reflects the tender offer premium paid to holders of the 2018 notes ($84 million), net of the write-down of the associated unamortized premium ($25 million). In connection with the refinancing, we entered into a supplemental indenture to eliminate substantially all of the restrictive covenants and certain events of default under the indenture and to release the collateral securing the obligations under the 2018 notes.
We redeemed all of the remaining $5 million of outstanding principal amount of 2018 notes on October 8, 2013, at a redemption price of 103% of the principal amount, plus accrued and unpaid interest.
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
Flow of Funds
Summary of cash flows
A summary of cash flows for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
(unaudited, in millions)	2013	2012
Net cash provided by operating activities	$110	$192
Net cash used in investing activities	(113)	(31)
Net cash provided by (used in) financing activities	11	(187)
Net increase (decrease) in cash and cash equivalents	$8	$(26)
Nine months ended September 30, 2013 vs. September 30, 2012
Cash provided by operating activities
We generated $82 million less cash from operating activities in the first nine months of 2013 compared to the same period of 2012. The change was mainly unfavorably affected by:

•	lower operating income, excluding the largely non-cash items such as closure costs, impairment and other related charges, and net gain on dispositions of assets ($56 million); and

•	a $6 million increase in working capital compared to $40 million of cash generated from working capital in the first nine months of 2012.
This was only partially offset by:

•	reduced interest expense of $12 million; and

•	a 2013 distribution from the liquidation of a former U.K. subsidiary ($12 million).
Cash used in investing activities
We used $113 million in investing activities in the first nine months of 2013, $82 million higher than the year-ago period. Other than the $22 million increase in cash invested in fixed assets, the difference is almost entirely due to net favorable items in the first nine months of 2012, including:

•	a decrease in restricted cash due to the release of a tax indemnity given in connection with the sale of our interest in Manicouagan Power Company in 2009 ($76 million); and

•	the proceeds from disposition of timberlands in Nova Scotia ($24 million);

partially offset by the following elements of cash used in investing activities:

•	the cash portion of the consideration paid for the acquisition of Fibrek ($24 million, net of cash acquired); and

•	an increase in deposit requirements for letters of credit ($12 million).
Cash provided by (used in) financing activities
Financing activities provided $11 million in the first nine months of 2013, compared to a use of $187 million in the same period of 2012, for a $198 million difference.
In the first nine months of 2013, we received proceeds of $594 million in connection with the issuance of 2023 notes, we used $496 million to repurchase 99% of the then-outstanding 2018 notes, we paid $84 million as a tender offer premium to holders of 2018 notes and we incurred financing and credit facility fees of $9 million. We also received an $8 million payment from our former joint venture partner in CNC in connection with the transaction pursuant to which we acquired their interest.
In the first nine months of 2012, we paid $27 million in cash as part of the consideration to acquire shares of the noncontrolling interest in Fibrek, we repaid its debt ($112 million) and we repurchased some of our own shares under our share repurchase program ($45 million).
Employee Benefit Plans
Canadian pension funding
We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Employee Benefit Plans - Canadian Pension Funding” in the 2012 annual report for a description of the funding relief measures, solvency deficit and corrective measures related to our material Canadian registered pension plans.
On April 26, we reached an agreement in principle with Company stakeholders in Québec, the provincial government, and its pension regulator to replace the corrective measures mechanism under the existing funding relief regulations in favor of more stable, predictable and balanced pension funding parameters, including reasonable incremental contributions beyond the basic funding requirements under the existing framework. We continue to engage our Ontario stakeholders and the provincial government of Ontario and its pension regulator.
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
Share Repurchase Program
On May 22, 2012, the board approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million. Through September 30, 2013, we repurchased 5.6 million shares at a cost of $67 million. We did not repurchase shares in the first nine months of 2013.

CHANGE IN ACCOUNTING POLICY
In the second quarter of 2013, we changed our accounting policy for repairs and maintenance costs associated with planned major maintenance activities. Previously, all repairs and maintenance costs, including those associated with planned major maintenance, were expensed as incurred. We elected to change our accounting policy for planned major maintenance costs to the deferral method, whereby the costs of each planned major maintenance activity are amortized on a straight-line basis over the estimated period until the next planned major maintenance activity. All other routine repairs and maintenance costs continue to be expensed as incurred. We believe that the deferral method is preferable as the economic benefit associated with planned major maintenance activities are more appropriately recognized over the period of future benefit, which is not limited to the period the expense is incurred. In addition, the deferral method enhances the comparability of our financial results with our peer companies. In accordance with ASC 250, “Accounting Changes and Error Corrections,” we have applied the change in accounting policy retroactively by adjusting our comparative consolidated financial statements for the effect of this change.

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
Date: November 12, 2013

RESOLUTE FOREST PRODUCTS INC.
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