Form 10-Q
period 2014-03-31
Resolute Forest Products Inc.
filed 2014-05-12
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☑   No ☐
As of April 30, 2014, there were 94,589,311 shares of Resolute Forest Products Inc. common stock outstanding.

RESOLUTE FOREST PRODUCTS INC.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Sales	$1,016	$1,074
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	821	856
Depreciation and amortization	62	60
Distribution costs	120	123
Selling, general and administrative expenses	36	44
Closure costs, impairment and other related charges	10	40
Operating loss	(33)	(49)
Interest expense	(12)	(14)
Other (expense) income, net	(13)	18
Loss before income taxes	(58)	(45)
Income tax benefit	8	40
Net loss including noncontrolling interests	(50)	(5)
Net income attributable to noncontrolling interests	—	—
Net loss attributable to Resolute Forest Products Inc.	$(50)	$(5)
Net loss per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.53)	$(0.05)
Diluted	(0.53)	(0.05)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	94.6	94.8
Diluted	94.6	94.8
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,
	2014	2013
Net loss including noncontrolling interests	$(50)	$(5)
Other comprehensive income (loss):
Change in unamortized prior service credits, net of tax of $17 and $0 in 2014 and 2013, respectively	24	(1)
Change in unamortized actuarial losses, net of tax of $1 and $2 in 2014 and 2013, respectively	1	4
Foreign currency translation	(1)	(2)
Other comprehensive income, net of tax	24	1
Comprehensive loss including noncontrolling interests	(26)	(4)
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive loss attributable to Resolute Forest Products Inc.	$(26)	$(4)
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amount)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$240	$322
Accounts receivable, net:
Trade	517	536
Other	88	98
Inventories, net	592	529
Deferred income tax assets	31	32
Other current assets	51	45
Total current assets	1,519	1,562
Fixed assets, net	2,256	2,289
Amortizable intangible assets, net	65	66
Deferred income tax assets	1,209	1,266
Other assets	208	202
Total assets	$5,257	$5,385

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$542	$533
Current portion of long-term debt	1	2
Deferred income tax liabilities	32	32
Total current liabilities	575	567
Long-term debt, net of current portion	597	597
Pension and other postretirement benefit obligations	1,189	1,294
Deferred income tax liabilities	23	26
Other long-term liabilities	60	62
Total liabilities	2,444	2,546
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.1 shares issued and 94.6 shares outstanding as of March 31, 2014; 117.0 shares issued and 94.5 shares outstanding as of December 31, 2013	—	—
Additional paid-in capital	3,751	3,751
Deficit	(642)	(592)
Accumulated other comprehensive loss	(247)	(271)
Treasury stock at cost, 22.5 shares as of March 31, 2014 and December 31, 2013	(61)	(61)
Total Resolute Forest Products Inc. shareholders’ equity	2,801	2,827
Noncontrolling interests	12	12
Total equity	2,813	2,839
Total liabilities and equity	$5,257	$5,385
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Three Months Ended March 31, 2014
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2013	$—	$3,751	$(592)	$(271)	$(61)	$12	$2,839
Net loss	—	—	(50)	—	—	—	(50)
Other comprehensive income, net of tax	—	—	—	24	—	—	24
Balance as of March 31, 2014	$—	$3,751	$(642)	$(247)	$(61)	$12	$2,813

	Three Months Ended March 31, 2013
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2012	$—	$3,730	$47	$(614)	$(61)	$23	$3,125
Share-based compensation costs for equity-classified awards	—	2	—	—	—	—	2
Net loss	—	—	(5)	—	—	—	(5)
Contribution of capital from noncontrolling interest (net of tax of $3)	—	—	—	—	—	5	5
Acquisition of noncontrolling interest (Note 3)	—	14	—	—	—	(14)	—
Other comprehensive income, net of tax	—	—	—	1	—	—	1
Balance as of March 31, 2013	$—	$3,746	$42	$(613)	$(61)	$14	$3,128
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss including noncontrolling interests	$(50)	$(5)
Adjustments to reconcile net loss including noncontrolling interests to net cash used in operating activities:
Share-based compensation	—	2
Depreciation and amortization	62	60
Closure costs, impairment and other related charges	4	37
Inventory write-downs related to closures	1	4
Deferred income taxes	(8)	(40)
Net pension contributions and other postretirement benefit payments	(34)	(16)
Loss on translation of foreign currency denominated deferred income taxes	48	35
Gain on translation of foreign currency denominated pension and other postretirement benefit obligations	(37)	(35)
Gain on forgiveness of note payable	—	(12)
Net planned major maintenance payments	—	(1)
Changes in working capital:
Accounts receivable	29	(9)
Inventories	(64)	(43)
Other current assets	(5)	(11)
Accounts payable and accrued liabilities	8	18
Other, net	5	(4)
Net cash used in operating activities	(41)	(20)
Cash flows from investing activities:
Cash invested in fixed assets	(36)	(40)
Disposition of assets	—	2
Decrease in restricted cash	1	2
Decrease in deposit requirements for letters of credit, net	1	1
Net cash used in investing activities	(34)	(35)
Cash flows from financing activities:
Payments of debt	(1)	(1)
Contribution of capital from noncontrolling interest	—	8
Net cash (used in) provided by financing activities	(1)	7
Effect of exchange rate changes on cash and cash equivalents	(6)	—
Net decrease in cash and cash equivalents	(82)	(48)
Cash and cash equivalents:
Beginning of period	322	263
End of period	$240	$215
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 1. Organization and Basis of Presentation
Nature of operations
Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us,” “Parent” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry, with a diverse range of products, including newsprint, specialty papers, market pulp and wood products, which are marketed in close to 90 countries. We own or operate nearly 40 pulp and paper mills and wood products facilities in the United States, Canada and South Korea, and power generation assets in Canada.
Financial statements
Our interim consolidated financial statements are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim consolidated financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014 (the “2013 Annual Report”). As discussed in the 2013 Annual Report, we changed our accounting policy for repairs and maintenance costs associated with planned major maintenance activities in the second quarter of 2013, which required retroactive application. As a result, certain amounts in our Consolidated Statements of Operations, Consolidated Statements of Cash Flows and footnotes have been adjusted to conform to the accounting policy change. These adjustments had no material impact on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Certain prior period amounts in our footnotes have been reclassified to conform to the 2014 presentation.
Note 2. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the three months ended March 31, 2014 were comprised of the following:

(Unaudited, in millions)	Impairment of Assets	Accelerated Depreciation	Severance and Other Costs	Total
Extended market-related outage:
Paper machine in Fort Frances, Ontario (1)	$—	$—	$6	$6
Permanent closure:
Paper machine in Iroquois Falls, Ontario (2)	—	3	—	3
Other	1	—	—	1
	$1	$3	$6	$10

(1)	On May 6, 2014, we announced the permanent closure of our previously idled pulp mill and paper machine in Fort Frances. For additional information, see Note 13, “Subsequent Events”.

(2)	In April 2014, we permanently closed our paper machine in Iroquois Falls, following the announcement made on October 24, 2013.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Closure costs, impairment and other related charges for the three months ended March 31, 2013 were comprised of the following:

(Unaudited, in millions)	Accelerated Depreciation	Pension Plan Settlement Gain	Severance and Other Costs	Total
Indefinite idlings:
Paper machine in Calhoun, Tennessee (1)	$35	$—	$2	$37
Kraft mill and paper machine in Fort Frances (2)	—	—	4	4
Other	—	(1)	—	(1)
	$35	$(1)	$6	$40

(1)
Following our acquisition of the noncontrolling interest in Calhoun Newsprint Company (“CNC”), we indefinitely idled a paper machine at the Calhoun mill on March 12, 2013, resulting in accelerated depreciation charges to reduce the carrying value of the assets to reflect their revised estimated remaining useful lives. In 2014, we restarted the paper machine. For additional information regarding our acquisition of the noncontrolling interest in CNC, see Note 3, “Other (Expense) Income, Net.”

(2)	On May 6, 2014, we announced the permanent closure of our previously idled pulp mill and paper machine in Fort Frances. For additional information, see Note 13, “Subsequent Events”.
Note 3. Other (Expense) Income, Net
Other (expense) income, net for the three months ended March 31, 2014 and 2013 was comprised of the following:

(Unaudited, in millions)	2014	2013
Foreign exchange loss	$(14)	$(5)
Gain on forgiveness of note payable (1)	—	12
Gain on liquidation settlement (2)	—	9
Income from equity method investments	1	—
Interest income	1	1
Miscellaneous (expense) income	(1)	1
	$(13)	$18

(1)
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

(2)
On February 2, 2010, Bridgewater Paper Company Limited (“BPCL”), a subsidiary of ours, filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended. As a result, we became a creditor of BPCL and lost control over their operations. In connection with our claims, we received a liquidation settlement of $9 million in March 2013.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 4. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the three months ended March 31, 2014 was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits (1)	Unamortized Actuarial Losses (1)	Foreign Currency Translation	Total
Balance as of December 31, 2013	$18	$(290)	$1	$(271)
Other comprehensive income (loss) before reclassifications	26	1	(1)	26
Amounts reclassified from accumulated other comprehensive loss (2)	(2)	—	—	(2)
Net current period other comprehensive income (loss)	24	1	(1)	24
Balance as of March 31, 2014	$42	$(289)	$—	$(247)

(1)
Following the five year renewal of the master collective agreement covering four unionized U.S. pulp and paper mills on February 14, 2014, we will amend our U.S. other postretirement benefit (“OPEB”) plan, whereby unionized post-65 active employees will be provided Medicare coverage via a Medicare Exchange program, effective January 1, 2015. As a result of this plan amendment, “Pension and other postretirement benefit obligations” and “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of March 31, 2014, were decreased by $41 million and $25 million (net of tax of $16 million), respectively, and consisted of $26 million (net of tax of $17 million) of unamortized prior service credits offset by $1 million (net of tax of $1 million) of unamortized actuarial losses.

(2)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2014 were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(2)	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	—	Income tax benefit
Total Reclassifications	$(2)	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and OPEB plans summarized in Note 8, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Net Loss Per Share
The weighted-average number of common shares outstanding used to calculate the basic and diluted net loss per share attributable to Resolute Forest Products Inc. common shareholders for the three months ended March 31, 2014 and 2013 was as follows:

(Unaudited, in millions)	2014	2013
Basic weighted-average number of common shares outstanding	94.6	94.8
Diluted weighted-average number of common shares outstanding	94.6	94.8
No adjustments to net loss attributable to Resolute Forest Products Inc. common shareholders were necessary to calculate basic and diluted net loss per share for all periods presented.
The weighted-average number of option shares and equity-classified restricted stock units (“RSUs”) and deferred stock units (“DSUs”) outstanding for the three months ended March 31, 2014 and 2013 was as follows:

(Unaudited, in millions)	2014	2013
Option shares	1.8	1.5
RSUs and DSUs	1.0	0.8
These option shares and RSUs and DSUs were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive for all periods presented.
Note 6. Inventories, Net
Inventories, net as of March 31, 2014 and December 31, 2013 were comprised of the following:

(Unaudited, in millions)	March 31, 2014	December 31, 2013
Raw materials and work in process	$175	$153
Finished goods	233	195
Mill stores and other supplies	184	181
	$592	$529
During the three months ended March 31, 2014, we recorded charges for write-downs of mill stores and other supplies of $1 million primarily related to the permanent closure of a paper machine in Iroquois Falls. During the three months ended March 31, 2013, we recorded charges for write-downs of mill stores and other supplies of $4 million related to the indefinite idling of a paper machine in Calhoun. These charges were included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 7. Long-Term Debt
Overview
Long-term debt, including current portion, as of March 31, 2014 and December 31, 2013 was comprised of the following:

(Unaudited, in millions)	March 31, 2014	December 31, 2013
5.875% senior notes due 2023:
Principal amount	$600	$600
Unamortized discount	(5)	(5)
Total senior notes due 2023	595	595
Other debt:
PSIF – Investissement Québec loan	1	1
Capital lease obligation	2	3
Total other debt	3	4
Total debt	598	599
Less: Current portion of long-term debt	(1)	(2)
Long-term debt, net of current portion	$597	$597
5.875% senior notes due 2023
On May 8, 2013, we issued $600 million in aggregate principal amount of 5.875% senior notes (the “2023 Notes”). Interest is payable semi-annually on May 15 and November 15 of each year, until their maturity date of May 15, 2023. The fair value of the 2023 Notes was $588 million and $554 million as of March 31, 2014 and December 31, 2013, respectively, and was determined by reference to over-the-counter prices (Level 2).
ABL Credit Facility
Our senior secured asset-based revolving credit facility (the “ABL Credit Facility”), as amended, matures October 28, 2016 and provides an aggregate lender commitment of up to $665 million at any time outstanding, subject to borrowing base limitations. As of March 31, 2014, we had no borrowings and $38 million of letters of credit outstanding under the ABL Credit Facility. As of March 31, 2014, we had $548 million of availability under the ABL Credit Facility, which was comprised of $313 million for the U.S. borrowers (Resolute Forest Products Inc., Resolute FP US Inc. and AbiBow Recycling LLC) and $235 million for the Canadian borrower (Resolute FP Canada Inc.).
The ABL Credit Facility was amended as of February 25, 2014, to, among other things:

•
release the liens securing the ABL Credit Facility on that portion of the assets of the U.S. Borrowers and certain of our material U.S. subsidiaries which had secured the 10.25% senior secured notes due 2018 on a first priority basis, primarily consisting of real property, equipment, intellectual property and the equity of our subsidiaries, with the ability to re-implement those liens with a second lien priority should we issue new secured debt which is to be secured by a second lien on our accounts receivable and inventory and other assets which continue to secure the ABL Credit Facility;

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

PSIF – Investissement Québec
Our Cdn$6 million loan granted by Investissement Québec through the Soutien à l’industrie forestière program (“PSIF”) on February 23, 2007, is interest-free and payable in monthly installments over a maximum of four years, starting December 31, 2010. As of March 31, 2014, the fair value of the loan approximated its carrying value of $1 million. The fair value was determined by discounting the cash flows using a current interest rate (4.4%) for financial instruments with similar characteristics and maturities (Level 3).
Capital lease obligation
We have a capital lease obligation for a warehouse, which can be renewed for 20 years at our option. Minimum payments are determined by an escalatory price clause.
Note 8. Employee Benefit Plans
Pension and OPEB plans
The components of net periodic benefit cost relating to our pension and OPEB plans for the three months ended March 31, 2014 and 2013 were as follows:
Pension Plans:

(Unaudited, in millions)	2014	2013
Service cost	$7	$8
Interest cost	69	70
Expected return on plan assets	(75)	(78)
Amortization of actuarial losses	1	6
Amortization of prior service credits	—	(1)
Net periodic benefit cost before special events	2	5
Settlement	—	(1)
	$2	$4

OPEB Plans:

(Unaudited, in millions)	2014	2013
Service cost	$1	$1
Interest cost	3	4
Amortization of actuarial gains	(1)	—
Amortization of prior service credits	(2)	—
	$1	$5
Defined contribution plans
The expense for our defined contribution plans totaled $6 million for both the three months ended March 31, 2014 and 2013.
Canadian pension funding
The provinces of Québec and Ontario adopted, as of April 9, 2014 and April 15, 2014, respectively, funding relief regulations to implement the revised framework parameters concerning the funding of the aggregate solvency deficits in our material Canadian registered pension plans, which we refer to as the “affected plans”. For additional information, see Note 13, “Subsequent Events”.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 9. Income Taxes
The income tax benefit attributable to loss before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three months ended March 31, 2014 and 2013 as a result of the following:

(Unaudited, in millions)	2014	2013
Loss before income taxes	$(58)	$(45)
Income tax benefit:
Expected income tax benefit	20	16
Changes resulting from:
Valuation allowance (1)	(8)	34
Foreign exchange	(6)	(1)
State income taxes and foreign tax rate differences	2	(3)
Other, net	—	(6)
	$8	$40

(1)
During the three months ended March 31, 2014, we increased the valuation allowance on our net deferred income tax assets of our U.S operations by $8 million. During the three months ended March 31, 2013, we reversed $34 million of valuation allowance, primarily related to available U.S. capital losses which will be utilized as a result of the 2013 acquisition of the noncontrolling interest in CNC.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 10. Commitments and Contingencies
Legal matters
We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims, Aboriginal claims and other matters. We periodically review the status of these proceedings with both inside and outside counsel. Although the final outcome of any of these matters is subject to many variables and cannot be predicted with any degree of certainty, we establish provisions for a matter (including legal costs expected to be incurred) when we believe an adverse outcome is probable and the amount can be reasonably estimated. We believe that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial statements.
Effective July 31, 2012, we completed the second step transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (“Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Québec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn$14 million ($13 million, based on the exchange rate in effect on March 31, 2014) for the eventual payment of those claims.
On June 12, 2012, we filed a motion for directives with the Québec Superior Court, the court with the jurisdiction in the creditor protection proceedings from which our predecessor entity and all but one of its affiliates emerged emerged in 2010, seeking an order to prevent pension regulators in each of Québec, New Brunswick and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the creditor protection proceedings. These plans are subject to the funding relief regulations described in Note 14, “Pension and Other Postretirement Benefit Plans - Canadian pension funding,” to our consolidated financial statements for the year ended December 31, 2013 and we contend, among other things, that any such declaration, if issued, would be inconsistent with the court’s sanction order confirming the plan of reorganization and the terms of our emergence from the creditor protection proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn$150 million ($136 million based on the exchange rate in effect on March 31, 2014), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.
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
We have recorded $8 million and $9 million for environmental liabilities as of March 31, 2014 and December 31, 2013, respectively, which represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for environmental liabilities. The amount of these liabilities could be affected by changes in facts or assumptions not currently known to management. These liabilities are included in “Accounts payable and accrued liabilities” or “Other long-term liabilities” in our Consolidated Balance Sheets.
Information on our commitments and contingencies is presented in Note 16, “Commitments and Contingencies,” included in our consolidated financial statements for the year ended December 31, 2013. There has been no material development to the commitments and contingencies described in our consolidated financial statements for the year ended December 31, 2013.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 11. Segment Information
We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our primary product lines: newsprint, specialty papers, market pulp and wood products.
None of the income or loss items following “Operating loss” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, inventory write-downs related to closures, start up costs of idled mills, net gain on disposition of assets, transaction costs, as well as other discretionary charges or credits are not allocated to our segments. We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all selling, general and administrative expenses, excluding severance costs and certain discretionary charges and credits, are allocated to our segments.
Information about certain segment data for the three months ended March 31, 2014 and 2013 was as follows:

(Unaudited, in millions)	Newsprint	Specialty Papers	Market Pulp (1)	Wood Products	Corporate and Other	Consolidated Total
Sales
First three months 2014	346	301	234	135	—	1,016
First three months 2013	356	340	240	138	—	1,074
Depreciation and amortization
First three months 2014	18	22	13	8	1	62
First three months 2013	18	19	13	9	1	60
Operating (loss) income (2)
First three months 2014	(15)	(24)	8	12	(14)	(33)
First three months 2013	(2)	8	(5)	16	(66)	(49)

(1)	Market pulp sales excluded inter-segment sales of $3 million and $5 million for the three months ended March 31, 2014 and 2013, respectively.

(2)	Corporate and other operating loss for the three months ended March 31, 2014 and 2013 included the following significant items:

(Unaudited, in millions)	2014	2013
Closure costs, impairment and other related charges	(10)	(40)
Inventory write-downs related to closures	(1)	(4)
Transaction costs	—	(3)
Start up costs of idled mill	—	(15)
	$(11)	$(62)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 12. Condensed Consolidating Financial Information
The following information is presented in accordance with Rule 3-10 of Regulation S-X and the public information requirements of Rule 144 promulgated pursuant to the Securities Act of 1933 in connection with Resolute Forest Products Inc.’s 2023 Notes that are fully and unconditionally guaranteed, on a joint and several basis, by all of our 100% owned material U.S. subsidiaries (the “Guarantor Subsidiaries”). The 2023 Notes are not guaranteed by our foreign subsidiaries and our less than 100% owned U.S. subsidiaries (the “Non-guarantor Subsidiaries”).
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013, the Balance Sheets as of March 31, 2014 and December 31, 2013 and the Statements of Cash Flows for the three months ended March 31, 2014 and 2013 for the Parent, the Guarantor Subsidiaries on a combined basis and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended March 31, 2014
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$845	$701	$(530)	$1,016
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	820	532	(531)	821
Depreciation and amortization	—	25	37	—	62
Distribution costs	—	37	84	(1)	120
Selling, general and administrative expenses	4	9	23	—	36
Closure costs, impairment and other related charges	—	2	8	—	10
Operating (loss) income	(4)	(48)	17	2	(33)
Interest expense	(17)	(1)	(3)	9	(12)
Other (expense) income, net	(1)	11	(14)	(9)	(13)
Parent’s equity in loss of subsidiaries	(28)	—	—	28	—
Loss before income taxes	(50)	(38)	—	30	(58)
Income tax benefit (provision)	—	15	(6)	(1)	8
Net loss including noncontrolling interests	(50)	(23)	(6)	29	(50)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net loss attributable to Resolute Forest Products Inc.	$(50)	$(23)	$(6)	$29	$(50)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(26)	$1	$(6)	$5	$(26)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended March 31, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$847	$688	$(461)	$1,074
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	774	536	(454)	856
Depreciation and amortization	—	25	35	—	60
Distribution costs	—	43	82	(2)	123
Selling, general and administrative expenses	5	12	27	—	44
Closure costs, impairment and other related charges	—	37	3	—	40
Operating (loss) income	(5)	(44)	5	(5)	(49)
Interest expense	(32)	—	(2)	20	(14)
Other income, net	—	34	4	(20)	18
Parent’s equity in income of subsidiaries	21	—	—	(21)	—
(Loss) income before income taxes	(16)	(10)	7	(26)	(45)
Income tax benefit (provision)	11	35	(7)	1	40
Net (loss) income including noncontrolling interests	(5)	25	—	(25)	(5)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to Resolute Forest Products Inc.	$(5)	$25	$—	$(25)	$(5)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(4)	$26	$—	$(26)	$(4)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2014
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$114	$126	$—	$240
Accounts receivable, net	—	413	192	—	605
Accounts receivable from affiliates	—	349	136	(485)	—
Inventories, net	—	235	363	(6)	592
Deferred income tax assets	—	—	31	—	31
Note and interest receivable from parent	—	297	—	(297)	—
Note receivable from affiliate	—	350	—	(350)	—
Note receivable from subsidiary	8	—	—	(8)	—
Other current assets	—	18	33	—	51
Total current assets	8	1,776	881	(1,146)	1,519
Fixed assets, net	—	839	1,417	—	2,256
Amortizable intangible assets, net	—	—	65	—	65
Deferred income tax assets	—	28	1,180	1	1,209
Note receivable from parent	—	353	—	(353)	—
Notes receivable from affiliates	—	170	—	(170)	—
Investments in consolidated subsidiaries and affiliates	4,729	1,999	—	(6,728)	—
Other assets	8	117	83	—	208
Total assets	$4,745	$5,282	$3,626	$(8,396)	$5,257
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$13	$192	$337	$—	$542
Current portion of long-term debt	—	—	1	—	1
Accounts payable to affiliates	351	134	—	(485)	—
Deferred income tax liabilities	—	32	—	—	32
Note and interest payable to subsidiaries	297	—	—	(297)	—
Note payable to affiliate	—	—	350	(350)	—
Note payable to parent	—	—	8	(8)	—
Total current liabilities	661	358	696	(1,140)	575
Long-term debt, net of current portion	595	2	—	—	597
Long-term debt due to subsidiary	353	—	—	(353)	—
Long-term debt due to affiliate	—	—	170	(170)	—
Pension and other postretirement benefit obligations	—	295	894	—	1,189
Deferred income tax liabilities	—	1	22	—	23
Other long-term liabilities	—	27	33	—	60
Total liabilities	1,609	683	1,815	(1,663)	2,444
Total equity	3,136	4,599	1,811	(6,733)	2,813
Total liabilities and equity	$4,745	$5,282	$3,626	$(8,396)	$5,257

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$165	$157	$—	$322
Accounts receivable, net	—	433	201	—	634
Accounts receivable from affiliates	—	335	135	(470)	—
Inventories, net	—	211	326	(8)	529
Deferred income tax assets	—	—	32	—	32
Interest receivable from parent	—	14	—	(14)	—
Note receivable from affiliate	—	350	—	(350)	—
Note receivable from subsidiary	13	—	—	(13)	—
Other current assets	—	18	27	—	45
Total current assets	13	1,526	878	(855)	1,562
Fixed assets, net	—	847	1,442	—	2,289
Amortizable intangible assets, net	—	—	66	—	66
Deferred income tax assets	—	28	1,236	2	1,266
Notes receivable from parent	—	627	—	(627)	—
Notes receivable from affiliates	—	170	—	(170)	—
Investments in consolidated subsidiaries and affiliates	4,734	2,085	—	(6,819)	—
Other assets	8	112	82	—	202
Total assets	$4,755	$5,395	$3,704	$(8,469)	$5,385
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$5	$190	$338	$—	$533
Current portion of long-term debt	—	1	1	—	2
Accounts payable to affiliates	352	118	—	(470)	—
Deferred income tax liabilities	—	32	—	—	32
Interest payable to subsidiaries	14	—	—	(14)	—
Note payable to affiliate	—	—	350	(350)	—
Note payable to parent	—	—	13	(13)	—
Total current liabilities	371	341	702	(847)	567
Long-term debt, net of current portion	595	2	—	—	597
Long-term debt due to subsidiaries	627	—	—	(627)	—
Long-term debt due to affiliate	—	—	170	(170)	—
Pension and other postretirement benefit obligations	—	340	954	—	1,294
Deferred income tax liabilities	—	1	25	—	26
Other long-term liabilities	—	26	36	—	62
Total liabilities	1,593	710	1,887	(1,644)	2,546
Total equity	3,162	4,685	1,817	(6,825)	2,839
Total liabilities and equity	$4,755	$5,395	$3,704	$(8,469)	$5,385

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash used in operating activities	$—	$(29)	$(12)	$—	$(41)
Cash flows from investing activities:
Cash invested in fixed assets	—	(21)	(15)	—	(36)
Decrease in restricted cash	—	—	1	—	1
Decrease in deposit requirements for letters of credit, net	—	—	1	—	1
Net cash used in investing activities	—	(21)	(13)	—	(34)
Cash flows from financing activities:
Payments of debt	—	(1)	—	—	(1)
Net cash used in financing activities	—	(1)	—	—	(1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Net decrease in cash and cash equivalents	—	(51)	(31)	—	(82)
Cash and cash equivalents:
Beginning of period	—	165	157	—	322
End of period	$—	$114	$126	$—	$240

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(50)	$30	$—	$(20)
Cash flows from investing activities:
Cash invested in fixed assets	—	(12)	(28)	—	(40)
Disposition of assets	—	—	2	—	2
Decrease in restricted cash	—	—	2	—	2
Decrease in deposit requirements for letters of credit, net	—	—	1	—	1
Advances (to) from affiliates	(5)	5	—	—	—
Net cash used in investing activities	(5)	(7)	(23)	—	(35)
Cash flows from financing activities:
Payments of debt	—	—	(1)	—	(1)
Contribution of capital from noncontrolling interest	—	8	—	—	8
Net cash provided by (used in) financing activities	—	8	(1)	—	7
Net (decrease) increase in cash and cash equivalents	(5)	(49)	6	—	(48)
Cash and cash equivalents:
Beginning of period	5	171	87	—	263
End of period	$—	$122	$93	$—	$215

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 13. Subsequent Events
The following significant events occurred subsequent to March 31, 2014:

•
The provinces of Québec and Ontario adopted, as of April 9, 2014 and April 15, 2014, respectively, the funding relief regulations contemplated in Note 14, “Pension and Other Postretirement Benefit Plans - Canadian pension funding,” to our consolidated financial statements for the year ended December 31, 2013 to implement the revised framework of parameters concerning the funding of the aggregate solvency deficits in our affected plans.

The principal amendments to the funding relief regulations include, among other things:

•	an increase in the annual basic contribution in respect of the solvency deficits in the affected plans from Cdn$50 million to Cdn$80 million for each year from 2013 through 2020; and

•
the elimination of the conditional additional contribution feature based on a measure of free cash flow (as determined in accordance with the regulations), which would have applied as of 2013 below a certain solvency threshold.

As originally adopted, the funding relief regulations provided that corrective measures would be required if the aggregate solvency ratio in the affected plans fell below a prescribed level under the targets specified by the regulations as of December 31 in any year through 2014. This requirement was definitively removed with the amendments to the regulations. But according to the Ontario regulations, the corresponding 2011 and 2012 amounts in respect of Ontario plans (approximately $100 million) have been deferred to after the expiration of the funding relief regulations in 2020, and will then be payable over five years in equal monthly installments starting on December 31, 2021, but only up to the elimination of the then remaining deficit, if any.
In connection with the establishment of the original regulations, our principal Canadian operating subsidiary had undertaken to make an additional solvency deficit reduction contribution of Cdn$75 to its affected plans, payable over four years, for each metric ton of capacity reduced in Québec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months. As part of the amendments to the funding relief regulations, it was determined that no additional contribution would be made in respect of any capacity reduction in Québec before April 13, 2013. The application of this undertaking in respect of capacity reductions in Ontario has yet to be settled.

•
On May 6, 2014, we announced the permanent closure of our previously idled pulp mill and paper machine in Fort Frances. We are exploring opportunities to continue to operate the biomass boiler and electricity-producing turbine.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF THIRD-PARTY DATA
Statements in this quarterly report on Form 10-Q that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts to continue to reduce costs and increase revenues and profitability, including our cost-reduction initiatives; business and operating outlook, including the impact of weather; assessment of market conditions; prospects, growth strategies and the industry in which we operate; and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this quarterly report on Form 10-Q include, but are not limited to, the potential risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of our annual report of Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission, or the “SEC”, on March 3, 2014.
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
OVERVIEW
Resolute Forest Products is a global leader in the forest products industry, with a diverse range of products, including newsprint, specialty papers, market pulp and wood products, which are marketed in close to 90 countries. We own or operate nearly 40 pulp and paper mills and wood products facilities in the U.S., Canada and South Korea, and power generation assets in Canada. By capacity, we are the number one producer of newsprint in the world, the largest producer of uncoated mechanical papers in North America and the largest Canadian producer of wood products east of the Rockies. We are also a significant North American producer of coated mechanical papers and market pulp.
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

•
Synergistic and diversified asset base - our harvesting rights and extensive network of Canadian sawmills not only make us a significant lumber producer in eastern North America, but also give us the fiber management advantage of integration from the harvested log through the finished pulp or paper product at more than half of our facilities. In the U.S., we source primarily from the lower-cost southeastern fiber basket. The diversified and complimentary nature of our asset base also provides earnings from multiple products.

•	Financial strength - we make disciplined capital management a priority; we believe in maintaining a flexible and conservative capital structure.
Our Business
For information relating to our business, including our products, strategy, sustainable performance and development, and power generation assets, refer to our 2013 annual report.
First Quarter Overview
We recorded an operating loss of $33 million in the first quarter, compared to $49 million in the first quarter of 2013. Excluding special items, the operating loss was $22 million, compared to operating income of $13 million in the year-ago period.
Our net loss in the first quarter was $50 million ($0.53 per share), or $26 million ($0.27 per share), excluding special items, on sales of $1,016 million. This compares to a net loss of $5 million ($0.05 per share) in the first quarter of 2013, or net income of $28 million ($0.30 per share), excluding special items, on sales of $1,074 million.
As a general matter, costs of operations ordinarily peak in the first quarter due to winter cold, but the effect was significantly more severe in 2014. We estimate that the combined effect of the abnormally cold winter, when compared with our operational performance and costs expectations for the quarter, adversely affected operating income by $55 million, including:

•
higher steam costs because of higher fuel energy pricing throughout most of the network and an increase in usage ($17 million), particularly at the U.S. southeast mills, which are not designed for sustained freezing conditions;

•	high electricity costs at the Ontario mills ($16 million) because of volatility and sharp increases in that province’s market-based power rates;

•	additional costs of freight, fiber in the U.S., labor, chemicals and maintenance ($13 million); and

•
approximately 30,000 metric tons of lost production ($9 million) due to natural gas curtailments, electricity costs or other process limitations and distribution constraints for lack of carrier availability.

We also experienced a greater than expected level of operational disruptions in the quarter, including mechanical failures in Catawba, South Carolina, the failure of the bleaching tower and a turbine valve at Saint-Félicien, Québec, and a failure in a machine’s vacuum blower at Augusta, Georgia. Operational disruptions, not necessarily related to the severe weather, accounted for approximately 25,000 metric tons of lost production in the quarter ($8 million), and $7 million of additional costs.

Three Months Ended March 31, 2014	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$(33)	$(50)	$(0.53)
Adjustments for special items (1):
Foreign exchange translation loss	—	16	0.17
Closure costs, impairment and other related charges	10	8	0.09
Inventory write-downs related to closures	1	1	0.01
Other income, net	—	(1)	(0.01)
GAAP, as adjusted for special items	$(22)	$(26)	$(0.27)

Three Months Ended March 31, 2013	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$(49)	$(5)	$(0.05)
Adjustments for special items (1):
Foreign exchange translation loss	—	7	0.07
Closure costs, impairment and other related charges	40	25	0.27
Inventory write-downs related to closures	4	2	0.02
Start up costs of idled mill	15	11	0.12
Transaction costs	3	3	0.03
Other income, net	—	(15)	(0.16)
GAAP, as adjusted for special items	$13	$28	$0.30

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under generally accepted accounting principles, or “GAAP”. We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our consolidated statements of operations, adjusted for items such as closure costs, impairment and other related charges, inventory write-downs related to closures, start up costs of idled mills, gains and losses on disposition of assets, transaction costs, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our consolidated statements of operations, adjusted for the same items used to calculate operating income (loss), as adjusted for special items, plus the effects of foreign currency translation, net loss on extinguishment of debt and other income (expense). EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our ongoing operations and financial performance from period to period.

RESULTS OF OPERATIONS
Consolidated Results
Selected Financial Information

	Three Months Ended March 31,
(unaudited, in millions, except per share amounts)	2014	2013
Sales	$1,016	$1,074
Operating (loss) income per segment:
Newsprint	(15)	(2)
Specialty papers	(24)	8
Market pulp	8	(5)
Wood products	12	16
Corporate / other	(14)	(66)
Total	(33)	(49)
Net loss	(50)	(5)
Net loss per common share:
Basic	$(0.53)	$(0.05)
Diluted	(0.53)	(0.05)
Adjusted EBITDA (1)	$40	$73
Adjusted EBITDA margin (1)	3.9%	6.8%

	As of March 31,	As of December 31,
(unaudited, in millions)	2014	2013
Cash and cash equivalents	$240	$322
Total assets	5,257	5,385

(1)
Earnings before interest expense, income taxes and depreciation, or “EBITDA”, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures. EBITDA is calculated as net income (loss) including noncontrolling interests from the consolidated statements of operations, adjusted for interest expense, income taxes and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as foreign exchange translation gains and losses, closure costs, impairment and other related charges, inventory write-downs related to closures, start up costs of idled mills, gains and losses on disposition of assets, net loss on extinguishment of debt, transaction costs and other charges or credits. Adjusted EBITDA margin is adjusted EBITDA expressed as a percentage of sales. We believe that using measures such as EBITDA, adjusted EBITDA and adjusted EBITDA margin is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our ongoing operations and financial performance from period to period.

	Three Months Ended March 31,
(Unaudited, in millions)	2014	2013
Net loss including noncontrolling interests	$(50)	$(5)
Interest expense	12	14
Income tax benefit	(8)	(40)
Depreciation and amortization	62	60
EBITDA	$16	$29
Foreign exchange translation loss	14	5
Closure costs, impairment and other related charges	10	40
Inventory write-downs related to closures	1	4
Start up costs of idled mill	—	15
Transaction costs	—	3
Other income, net	(1)	(23)
Adjusted EBITDA	$40	$73
Three months ended March 31, 2014 vs. March 31, 2013
Operating loss variance analysis

CONSOLIDATED

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(49)
(31)
(15)
(12)
15
(22)
42
3
(2)
6
2
30
(33)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'13 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
SG&A FX
Closure costs, impairment and other related charges
Q1'14 OPERATING LOSS

Sales
Our sales were $58 million, or 5%, lower than the year-ago period, at $1,016 million, due to lower volume, lower pricing and the unfavorable impact of the weaker Canadian dollar on sales denominated in that currency.
The reduction in pricing reflects lower average transaction prices in newsprint, specialty papers and wood products, more than offsetting the increase in market pulp prices. In a segment facing secular decline, newsprint shipments were 3% higher, despite the effects of the abnormal weather and operational disruptions. Wood products shipments also rose by 4%, but shipments fell by 6% in specialty papers, due to the abnormal weather and operational disruptions, and by 10% in market pulp for similar reasons, plus an increase in finished goods inventory as a result of timing and distribution constraints for lack of carrier availability.

Overall, the 30,000 metric tons of lost production associated with the abnormally cold winter had a $21 million unfavorable effect on sales, representing approximately $9 million of operating income, while the 25,000 metric tons of lost production associated with non-weather related operational disruptions reduced sales by $18 million, or $8 million of operating income.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, improved by $35 million in the quarter, reflecting the weaker Canadian dollar - as a significant portion of our production capacity is based in Canada - and lower volume, offset in part by an increase in overall manufacturing costs. Manufacturing costs increased largely because of the effect of the abnormally cold winter ($40 million) and the operational disruptions ($7 million), but also because of higher stumpage fees and other costs associated with the comprehensive modification of the forest tenure system in the province of Québec ($8 million). These increases were only partly offset by:

•	the absence of start-up costs ($15 million), representing costs incurred in the first quarter of 2013 in connection with the restart of the Gatineau, Québec, mill;

•	lower pension and other postretirement benefit, or “OPEB”, expenses ($7 million) because of the lower unfunded pension liability and amendments to our U.S. OPEB plans;

•	the addition of electricity cogeneration production at Thunder Bay, Ontario, and Gatineau ($6 million); and

•	lower costs from restructuring initiatives and asset optimization ($5 million).
Distribution costs
Distribution costs were unchanged after removing the effect of volume, representing the unfavorable effect of higher freight costs due to the abnormally cold winter ($6 million) offset by the effect of a proportional increase in domestic sales ($3 million) and the reversal of certain export duties ($3 million).
Selling, general and administrative expenses
Selling, general and administrative expenses, or “SG&A”, fell by $8 million in the quarter, primarily because of the reduction of transaction costs and the weaker Canadian dollar.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “- Segment Earnings - Corporate and Other” below.

Net loss variance analysis
Interest expense
Interest expense decreased by $2 million, to $12 million, reflecting the refinancing, in the second quarter of 2013, of the 10.25% senior secured notes due 2018 with our 5.875% senior unsecured notes due 2023.
Other (expense) income, net
We recorded an expense of $13 million, representing foreign exchange losses from the translation of Canadian dollar net monetary assets, compared to a foreign exchange loss of $5 million in the year-ago period, which also included income from:

•	the forgiveness of a note payable in connection with our acquisition of a former joint venture partner’s non-controlling interest in a subsidiary ($12 million); and

•	a liquidation distribution from a former U.K. subsidiary ($9 million).
Income taxes
We recorded an $8 million income tax benefit, on a loss before income taxes of $58 million, compared to an expected income tax benefit of $20 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects the unfavorable effects of an increase in valuation allowances and unfavorable foreign exchange related items.
We recorded a $40 million income tax benefit in the first quarter of 2013, on a loss before income taxes of $45 million, compared to an expected income tax benefit of $16 million based on the U.S. federal statutory income tax rate of 35%. That difference stemmed from the reversal of a $34 million valuation allowance on available U.S. capital losses that we now expect to use in the future following our acquisition of the noncontrolling interest of a subsidiary, offset in part by the unfavorable effects of various non-deductible items and other tax adjustments.
Some of our Canadian subsidiaries, including our principal Canadian operating subsidiary, use the U.S. dollar as functional currency but determine taxable income in Canadian dollars, which can cause frequent and substantial variations to our effective tax rate when compared to the weighted-average of both domestic and foreign statutory tax rates.  This is because we compute the foreign exchange component of the income tax provision of our Canadian subsidiaries on a different basis than in our consolidated financial statements.  Due to the unpredictability of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate.
Segment Earnings
We manage our business based on the products we manufacture. Our reportable segments correspond to our principal product lines: newsprint, specialty papers, market pulp and wood products.
We do not allocate any of the income or loss items following “operating loss” in our consolidated statements of operations to our segments because those items are reviewed separately by management. Similarly, we do not allocate to the segments: closure costs, impairment and other related charges; inventory write-downs related to closures; start up costs of idled mills; net gain on disposition of assets; transaction costs; as well as other discretionary charges or credits.
We allocate depreciation, amortization and SG&A to the segments, with the exception of severance costs and certain other discretionary charges and credits, which we present under “corporate and other.”
NEWSPRINT
Highlights

	Three Months Ended March 31,
(unaudited, in millions, except where otherwise stated)	2014	2013
Sales	$346	$356
Operating loss (1)	(15)	(2)
EBITDA (2)	3	16
(in thousands of metric tons)
Shipments	579	563
Downtime	30	55
Inventory at end of period	125	110

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(unaudited, in millions)	2014	2013
Net loss including noncontrolling interests	$(15)	$(2)
Depreciation and amortization	18	18
EBITDA	3	16

Industry trends
Source: Pulp & Paper Products Council (or “PPPC”)
Total North American newsprint demand declined 7% in the first quarter, reflecting a 9% reduction from newspaper publishers and a 4% increase from other users. Globally, demand decreased by 5% in the same period, including a 6% decline in Asia and 10% in Latin America, mostly Venezuela. Western Europe was off only 2%.
Compared to the same period last year, North American producers’ exports were down 5%. The industry shipment-to-capacity ratio slipped to 89% this quarter, compared to 91% in the year-ago period and 92% for the year.
Three months ended March 31, 2014 vs. March 31, 2013
Operating loss variance analysis

NEWSPRINT
(unaudited, in $ millions)
OPERATING LOSS VARIANCE
Three months ended March 31, 2014 vs March 31, 2013
(2)
9
(16)
(3)
(6)
(13)
17
(1)
(1)
1
(15)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q1'13 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'14 OPERATING LOSS

Compared to our operational performance and cost expectations for the quarter, the negative effect of the abnormally cold winter was $26 million, including lost production as a result of weather-related disruptions, an increase in manufacturing costs and higher freight costs.

Sales
Despite the 16,000 metric ton increase in shipments, or 3%, newsprint sales decreased by $10 million, or 3%, to $346 million, largely as a result of the $34 per metric ton reduction in average transaction price. The increase in shipments reflects a an improvement in our operating rate to meet customer demand, including less market downtime and the intermittent operation of a previously idled machine at the Calhoun, Tennessee, mill.
Newsprint shipments were negatively affected, however, by weather-related production disruptions, a mechanical failure at the Augusta mill and shipment timing.
Shipment timing was the largest contributor to the 15,000 metric ton increase in finished goods inventory. Our export volume represented 42% of total shipments, compared to 46% in the first quarter of 2013, and 41% in the fourth quarter.
Cost of sales, excluding depreciation, amortization and distribution costs
Segment COS increased by $2 million, which reflects the nearly offsetting effects of the weaker Canadian dollar against the higher volume and an increase in manufacturing costs. The change in manufacturing costs is the product of the abnormally cold winter ($21 million), particularly the cost of electricity at the Ontario mills, only partially offset by:

•	external sales of power from our cogeneration facilities at Thunder Bay and Gatineau ($6 million), which were not in operation in 2013; and

•	lower labor costs because of restructuring initiatives and asset optimization initiatives ($4 million).
SPECIALTY PAPERS
Highlights

	Three Months Ended March 31,
(unaudited, in millions, except where otherwise stated)	2014	2013
Sales	$301	$340
Operating (loss) income (1)	(24)	8
EBITDA (2)	(2)	27
(in thousands of short tons)
Shipments	420	449
Downtime	92	45
Inventory at end of period	99	93

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(unaudited, in millions)	2014	2013
Net (loss) income including noncontrolling interests	$(24)	$8
Depreciation and amortization	22	19
EBITDA	(2)	27

Industry trends
Source: PPPC
North American demand for uncoated mechanical papers slipped by 3% in the first quarter. Demand for super-brights and high-brights together rose by 4%, and demand for supercalender grades was flat, but lightweight grades, were down by 20%. The industry shipment-to-capacity ratio was 87%, compared to 89% in the first quarter of last year, and 92% for the full year 2013.
Source: PPPC
North American coated mechanical demand fell by 7% in the quarter compared to the first quarter of last year. Imports were 8% lower than the previous quarter, and 22% lower than the same period last year. The industry shipment-to-capacity ratio was 88%, compared to 92% in the same period last year, and 89% for the year.

Three months ended March 31, 2014 vs. March 31, 2013
Operating (loss) income variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING (LOSS) INCOME VARIANCE

8
(22)
(13)
(4)
11
(16)
12
3
(1)
(3)
1
(24)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q1'13 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'14 OPERATING LOSS

Compared to our operational performance and cost expectations for the quarter, the negative effect of the abnormally cold winter was $19 million, including lost production as a result of weather-related disruptions, an increase in manufacturing costs and higher freight costs.
Sales
Specialty papers sales decreased $39 million, or 11%, to $301 million. Shipments fell 29,000 short tons (26,000 metric tons) due to weather-related production disruptions and mechanical failures in Catawba; the finished goods inventory also rose by 6,000 short tons (5,000 metric tons) because of weather-related distribution constraints. The 47,000 short ton (43,000 metric ton) increase in downtime reflects the effect of the weather-related production disruptions, Catawba’s mechanical failures and the extended market outage at the Fort Frances, Ontario, mill, which has since been closed.
The average transaction price was $41 per short ton lower, or 5%, led by sustained pressure in coated mechanical grades and, to a lesser degree, in supercalender grades.
Cost of sales, excluding depreciation, amortization and distribution costs
Segment COS decreased by $7 million. Excluding the effect of volume, COS increased by $4 million. Despite the favorable effect of the weaker Canadian dollar ($12 million) and lower pension and OPEB expense allocated to the segment ($4 million), manufacturing costs increased as a result of:

•	the abnormally cold winter ($11 million), including a significant increase in steam costs, particularly at our U.S. southeast mills; and

•	additional costs associated with the mechanical failures at Catawba ($3 million).

MARKET PULP
Highlights

	Three Months Ended March 31,
(unaudited, in millions, except where otherwise stated)	2014	2013
Sales	$234	$240
Operating income (loss) (1)	8	(5)
EBITDA (2)	21	8
(in thousands of metric tons)
Shipments	335	374
Downtime	14	19
Inventory at end of period	100	113

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(unaudited, in millions)	2014	2013
Net income (loss) including noncontrolling interests	$8	$(5)
Depreciation and amortization	13	13
EBITDA	21	8
Industry trends
Source: PPPC
Overall demand for market pulp slipped by 1% compared to the first quarter of last year. China demand rose by 2%, but North America was down by 2% and Western Europe, the world’s largest market, was down by 4%. Global demand for softwood pulp was unchanged, but down 1% for hardwood grades. Softwood pulp mills operated at a 93% shipment-to-capacity ratio, unchanged from the same period last year. Hardwood pulp mills, however, operated at only 87%, compared to 91% in the year-ago period.

Three months ended March 31, 2014 vs. March 31, 2013
Operating income (loss) variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME (LOSS) VARIANCE

(5)
(24)
18
14
(2)
4
2
1
8
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q1'13 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'14 OPERATING INCOME

Compared to our operational performance and cost expectations for the quarter, the negative effect of the abnormally cold winter was $10 million, mostly an increase in manufacturing costs.
Sales
Sales were $234 million in market pulp, down $6 million, or 2.5%. Shipments dropped by 39,000 metric tons, or 10%, in part due to mechanical failures at Saint-Félicien and weather-related production disruptions, and also a higher level of finished goods inventory, largely because of weather-related distribution constraints and shipment timing. The average transaction price rose across all grades, by 8% overall, or $54 per metric ton.
Cost of sales, excluding depreciation, amortization and distribution costs
Segment COS improved by $16 million, or $2 million after adjusting for the effect of lower volume. This reflects the favorable effects of the weaker Canadian dollar ($4 million) and lower pension and OPEB expense allocated to the segment ($2 million), but also an increase in manufacturing costs as a result of:

•	the abnormally cold winter ($8 million), including higher steam costs and wood prices in the U.S. southeast; and

•	operational disruptions at Saint-Félicien ($3 million);
offset in part by:

•	lower maintenance costs as well as labor and steam efficiencies associated with the additional cogeneration capacity at the Thunder Bay mill ($5 million); and

•	lower chip and recovered paper costs ($3 million).

WOOD PRODUCTS
Highlights

	Three Months Ended March 31,
(unaudited, in millions, except where otherwise stated)	2014	2013
Sales	$135	$138
Operating income (1)	12	16
EBITDA (2)	20	25
(in millions of board feet)
Shipments	353	338
Downtime	23	136
Inventory at end of period	176	122

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results– Selected Financial Information” above.

	Three Months Ended March 31,
(unaudited, in millions)	2014	2013
Net income including noncontrolling interests	$12	$16
Depreciation and amortization	8	9
EBITDA	20	25
Industry trends
Source: U.S. Census Bureau

Three months ended March 31, 2014 vs. March 31, 2013
Operating income variance analysis

WOOD PRODUCTS
(unaudited, in $ millions)
OPERATING INCOME VARIANCE
Three months ended March 31, 2014 vs March 31, 2013
16
6
(4)
(5)
(4)
(8)
9
(1)
2
1
12
Q1'13 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
Q1'14 OPERATING INCOME

Sales
Wood products sales were $3 million lower, or 2%, to $135 million, as a result of a $26 per thousand board feet drop in the average transaction price, which includes the weaker Canadian dollar’s effect on sales denominated in that currency, offset in part by a 15 million board feet increase in shipments. The finished goods inventory was significantly higher than at the same point last year due to softer demand, likely related to the abnormally cold winter, and distribution constraints for lack of carrier availability. The 113 million board feet decrease in downtime reflects the restart of the Maniwaki and Comtois sawmills in Québec and the closure of two other idled sawmills in the province.
Cost of sales, excluding depreciation, amortization and distribution costs
Segment COS increased by $3 million because of the higher volume and an increase in manufacturing costs, only partially offset by the favorable effect of the weaker Canadian dollar, as all of our production capacity is based in Canada. The change in manufacturing costs is almost entirely due to higher log costs in the province of Québec ($8 million), including: higher stumpage fees, most of which was lumber market-price related; and other costs associated with the comprehensive modification of the forest tenure system in the province.

CORPORATE AND OTHER
Highlights

	Three Months Ended March 31,
(unaudited, in millions)	2014	2013
Cost of sales, excluding depreciation, amortization and distribution costs	$(1)	$(18)
Depreciation and amortization	(1)	(1)
Selling, general and administrative expenses	(2)	(7)
Closure costs, impairment and other related charges	(10)	(40)
Operating loss	$(14)	$(66)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reason we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(unaudited, in millions)	2014	2013
Net loss including noncontrolling interests	$(31)	$(22)
Interest expense	12	14
Income tax benefit	(8)	(40)
Depreciation and amortization	1	1
EBITDA	$(26)	$(47)
Foreign exchange translation loss	14	5
Closure costs, impairment and other related charges	10	40
Inventory write-downs related to closures	1	4
Start up costs of idled mill	—	15
Transaction costs	—	3
Other income, net	(1)	(23)
Adjusted EBITDA	$(2)	$(3)
Three months ended March 31, 2014 vs. March 31, 2013
Cost of sales, excluding depreciation, amortization and distribution costs
COS was $17 million lower than in the year-ago period. We incurred a $1 million inventory write-down this quarter, compared to start-up costs at our Gatineau mill ($15 million) and an inventory write-down with a machine idling ($4 million) in the same period in 2013.
Selling, general and administrative expenses
SG&A fell by $5 million in the quarter, primarily because of the reduction of transaction costs and the weaker Canadian dollar.
Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $10 million in the quarter, compared to $40 million in the year-ago period. The current period includes mostly idling and cleaning costs at the Fort Frances mill and accelerated depreciation for a machine closed at Iroquois Falls in mid-April of this year. Last year’s amount was largely affected by accelerated depreciation, severance and other costs associated with the idling of a newsprint machine at our Calhoun mill ($37 million).

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our senior secured asset-based revolving credit facility, or “ABL credit facility”, to fund our operations, make pension contributions and finance our working capital and capital expenditures. As of March 31, 2014, we had cash and cash equivalents of $240 million and availability of $548 million under the ABL credit facility.
In our view, we have sufficient financial resources available to finance our business plan, meet working capital requirements and maintain an appropriate level of capital spending.
Amendments to ABL facility
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
Flow of Funds
Summary of cash flows
A summary of cash flows for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
(unaudited, in millions)	2014	2013
Net cash used in operating activities	$(41)	$(20)
Net cash used in investing activities	(34)	(35)
Net cash (used in) provided by financing activities	(1)	7
Effect of exchange rate changes on cash and cash equivalents	(6)	—
Net decrease in cash and cash equivalents	$(82)	$(48)
Three months ended March 31, 2014 vs. March 31, 2013
Cash used in operating activities
We used $41 million of cash in operating activities, compared with $20 million in the year-ago period. The change was affected by the lower operating income, excluding the largely non-cash items such as closure costs, impairments and other related charges, and higher pension contributions, partially offset by a smaller increase in working capital.
Cash used in investing activities
Investing activities consisted of cash invested in fixed assets, which was largely consistent with the year-ago period.
Cash (used in) provided by financing activities
We used $1 million in financing activities compared to cash provided of $7 million in the same period of 2013, which reflects an $8 million payment from a former joint venture partner in connection with the transaction pursuant to which we acquired its noncontrolling interest.

Employee Benefit Plans
Canadian pension funding
The provinces of Québec and Ontario adopted, as of April 9 and April 15, respectively, the regulations contemplated under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Employee Benefit Plans - Canadian pension funding” in the 2013 annual report to implement the revised framework of parameters concerning the funding of the aggregate solvency deficits in our material Canadian registered pension plans, which we refer to as the “affected plans”.
The principal amendments to the funding relief regulations include, among other things:

•	an increase in the annual basic contribution in respect of the solvency deficits in the affected plans from Cdn$50 million to Cdn$80 million for each year from 2013 through 2020; and

•
the elimination of the conditional additional contribution feature based on a measure of free cash flow (as determined in accordance with the regulations), which would have applied as of 2013 below a certain solvency threshold.

As originally adopted, the funding relief regulations provided that corrective measures would be required if the aggregate solvency ratio in the affected plans fell below a prescribed level under the targets specified by the regulations as of December 31 in any year through 2014. This requirement was definitively removed with the amendments to the regulations. But according to the Ontario regulations, the corresponding 2011 and 2012 amounts in respect of Ontario plans (approximately $100 million) have been deferred to after the expiration of the funding relief regulations in 2020, and will then be payable over five years in equal monthly installments starting on December 31, 2021, but only up to the elimination of the then remaining deficit, if any.
In connection with the establishment of the original regulations, our principal Canadian operating subsidiary had undertaken to make an additional solvency deficit reduction contribution of Cdn$75 to its affected plans, payable over four years, for each metric ton of capacity reduced in Québec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months. As part of the amendments to the funding relief regulations, it was determined that no additional contribution would be made in respect of any capacity reduction in Québec before April 13, 2013. The application of this undertaking in respect of capacity reductions in Ontario has yet to be settled.

RESOLUTE FOREST PRODUCTS INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2013 Annual Report. There have been no material changes in our exposure to market risk as previously disclosed in our 2013 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of March 31, 2014. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
(b) Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information on our legal proceedings is presented under Part I, Item 3, “Legal Proceedings,” in our 2013 Annual Report. There have been no material changes to the legal proceedings described in the 2013 Annual Report.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors” in our 2013 Annual Report, which could materially affect our business, financial condition or future results. The risks described in this report and in our 2013 Annual Report are not the only risks we are facing. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results. There have been no material changes to the risk factors previously disclosed in our 2013 Annual Report.

RESOLUTE FOREST PRODUCTS INC.

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
**
Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

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
Date: May 12, 2014

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
**
Interactive data files furnished with this Form 10-Q, which represent the following materials from this Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Interim Consolidated Financial Statements. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.