Form 10-Q
period 2014-09-30
Resolute Forest Products Inc.
filed 2014-11-10
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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
Yes ☑   No ☐
As of October 31, 2014, there were 94,590,591 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$1,096	$1,130	$3,203	$3,311
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	816	857	2,449	2,572
Depreciation and amortization	60	61	184	182
Distribution costs	134	134	388	387
Selling, general and administrative expenses	41	38	118	126
Closure costs, impairment and other related charges	85	4	147	56
Net gain on disposition of assets	—	—	(2)	(2)
Operating (loss) income	(40)	36	(81)	(10)
Interest expense	(12)	(12)	(35)	(39)
Other (expense) income, net	(65)	5	(58)	(42)
(Loss) income before income taxes	(117)	29	(174)	(91)
Income tax benefit (provision)	1	(617)	8	(546)
Net loss including noncontrolling interests	(116)	(588)	(166)	(637)
Net (income) loss attributable to noncontrolling interests	—	—	(2)	1
Net loss attributable to Resolute Forest Products Inc.	$(116)	$(588)	$(168)	$(636)
Net loss per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(1.23)	$(6.22)	$(1.78)	$(6.72)
Diluted	(1.23)	(6.22)	(1.78)	(6.72)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	94.6	94.6	94.6	94.7
Diluted	94.6	94.6	94.6	94.7
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss including noncontrolling interests	$(116)	$(588)	$(166)	$(637)
Other comprehensive (loss) income:
Change in unamortized prior service credits, net of tax of $1 and $33 for the three and nine months ended September 30, 2014, respectively, and $8 and $3 for the three and nine months ended September 30, 2013, respectively	(3)	11	49	(3)
Change in unamortized actuarial losses, net of tax of $11 and $14 for the three and nine months ended September 30, 2014, respectively, and $17 and $30 for the three and nine months ended September 30, 2013, respectively	(31)	31	(32)	55
Foreign currency translation	1	2	1	(3)
Other comprehensive (loss) income, net of tax	(33)	44	18	49
Comprehensive loss including noncontrolling interests	(149)	(544)	(148)	(588)
Comprehensive (income) loss attributable to noncontrolling interests	—	—	(2)	1
Comprehensive loss attributable to Resolute Forest Products Inc.	$(149)	$(544)	$(150)	$(587)
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amount)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$265	$322
Accounts receivable, net:
Trade	528	536
Other	85	98
Inventories, net	563	529
Deferred income tax assets	31	32
Other current assets	79	45
Total current assets	1,551	1,562
Fixed assets, net	2,098	2,289
Amortizable intangible assets, net	63	66
Deferred income tax assets	1,174	1,266
Other assets	150	202
Total assets	$5,036	$5,385

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$550	$533
Current portion of long-term debt	1	2
Deferred income tax liabilities	32	32
Total current liabilities	583	567
Long-term debt, net of current portion	597	597
Pension and other postretirement benefit obligations	1,094	1,294
Deferred income tax liabilities	5	26
Other long-term liabilities	63	62
Total liabilities	2,342	2,546
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.1 shares issued and 94.6 shares outstanding as of September 30, 2014; 117.0 shares issued and 94.5 shares outstanding as of December 31, 2013	—	—
Additional paid-in capital	3,754	3,751
Deficit	(760)	(592)
Accumulated other comprehensive loss	(253)	(271)
Treasury stock at cost, 22.5 shares as of September 30, 2014 and December 31, 2013	(61)	(61)
Total Resolute Forest Products Inc. shareholders’ equity	2,680	2,827
Noncontrolling interests	14	12
Total equity	2,694	2,839
Total liabilities and equity	$5,036	$5,385
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Nine Months Ended September 30, 2014
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2013	$—	$3,751	$(592)	$(271)	$(61)	$12	$2,839
Share-based compensation costs for equity-classified awards	—	3	—	—	—	—	3
Net (loss) income	—	—	(168)	—	—	2	(166)
Other comprehensive income, net of tax	—	—	—	18	—	—	18
Balance as of September 30, 2014	$—	$3,754	$(760)	$(253)	$(61)	$14	$2,694

	Nine Months Ended September 30, 2013
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2012	$—	$3,730	$47	$(614)	$(61)	$23	$3,125
Share-based compensation costs for equity-classified awards	—	5	—	—	—	—	5
Net loss	—	—	(636)	—	—	(1)	(637)
Contribution of capital from noncontrolling interest (net of tax of $3)	—	—	—	—	—	5	5
Acquisition of noncontrolling interest (Note 3)	—	14	—	—	—	(14)	—
Dividend paid to noncontrolling interest	—	—	—	—	—	(1)	(1)
Other comprehensive income, net of tax	—	—	—	49	—	—	49
Balance as of September 30, 2013	$—	$3,749	$(589)	$(565)	$(61)	$12	$2,546
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss including noncontrolling interests	$(166)	$(637)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	3	5
Depreciation and amortization	184	182
Closure costs, impairment and other related charges	139	47
Inventory write-downs related to closures	10	5
Deferred income taxes	(9)	546
Net pension contributions and other postretirement benefit payments	(128)	(65)
Net gain on disposition of assets	(2)	(2)
Loss on translation of foreign currency denominated deferred income taxes	63	53
Gain on translation of foreign currency denominated pension and other postretirement benefit obligations	(51)	(52)
Gain on forgiveness of note payable	—	(12)
Net loss on extinguishment of debt	—	59
Net planned major maintenance payments	(1)	(6)
Write-down of equity method investment	50	—
Dividends received from equity method investees in excess of income	2	5
Changes in working capital:
Accounts receivable	35	(8)
Inventories	(44)	12
Other current assets	(10)	(5)
Accounts payable and accrued liabilities	—	(5)
Other, net	5	(12)
Net cash provided by operating activities	80	110
Cash flows from investing activities:
Cash invested in fixed assets	(142)	(124)
Disposition of assets	6	4
Proceeds from insurance settlements	—	4
Decrease in restricted cash	1	3
Decrease in deposit requirements for letters of credit, net	2	—
Net cash used in investing activities	(133)	(113)
Cash flows from financing activities:
Issuance of long-term debt	—	594
Premium paid on extinguishment of debt	—	(84)
Payments of debt	(1)	(497)
Payments of financing and credit facility fees	(1)	(9)
Dividend to noncontrolling interest	—	(1)
Contribution of capital from noncontrolling interest	—	8
Net cash (used in) provided by financing activities	(2)	11
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net (decrease) increase in cash and cash equivalents	(57)	8
Cash and cash equivalents:
Beginning of period	322	263
End of period	$265	$271
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
Financial statements
Our interim consolidated financial statements are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim consolidated financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014 (the “2013 Annual Report”). Certain prior period amounts in our footnotes have been reclassified to conform to the 2014 presentation.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 2. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the three and nine months ended September 30, 2014 were comprised of the following:

(Unaudited, in millions)	Impairment of Assets (5)	Accelerated Depreciation	Severance and Other Costs	Total
Permanent closures:
Laurentide, Québec paper mill (1)
Third quarter	$—	$65	$16	$81
First nine months	—	65	16	81
Paper machine in Catawba, South Carolina (2)
Third quarter	—	—	—	—
First nine months	—	45	1	46
Pulp and paper mill in Fort Frances, Ontario (3)
Third quarter	—	—	—	—
First nine months	—	—	8	8
Paper machine in Iroquois Falls, Ontario (4)
Third quarter	—	—	—	—
First nine months	—	3	—	3
Other
Third quarter	3	—	1	4
First nine months	9	—	—	9
Total
Third quarter	$3	$65	$17	$85
First nine months	9	113	25	147

(1)	On October 13, 2014, we permanently closed our Laurentide paper mill, following the announcement made on September 2, 2014. For additional information, see Note 13, “Subsequent Events.”

(2)	On May 22, 2014, we announced the permanent closure of the previously idled paper machine in Catawba.

(3)	On May 6, 2014, we announced the permanent closure of our previously idled pulp mill and paper machine in Fort Frances. For additional information, see Note 13, “Subsequent Events.”

(4)	In April 2014, we permanently closed a paper machine in Iroquois Falls, following the announcement made on October 24, 2013.

(5)
We recorded long-lived asset impairment charges of $1 million and $6 million for the three and nine months ended September 30, 2014, respectively, related to our recycling assets, to reduce the carrying value of the assets to fair value less costs to sell. We disposed most of these assets in the third quarter of 2014.

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 3. Other (Expense) Income, Net
Other (expense) income, net for the three and nine months ended September 30, 2014 and 2013 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2014	2013	2014	2013
Foreign exchange (loss) gain	$(17)	$3	$(14)	$(9)
Write-down of equity method investment (1)	(50)	—	(50)	—
Net loss on extinguishment of debt (Note 7)	—	—	—	(59)
Gain on forgiveness of note payable (2)	—	—	—	12
Gain on liquidation settlement (3)	—	3	—	12
Miscellaneous income (expense)	2	(1)	6	2
	$(65)	$5	$(58)	$(42)

(1)
As a result of the continued deterioration of actual and projected cash flows in Ponderay Newsprint Company, a partnership in which we have a 40% interest, we recorded an other-than-temporary write-down of $50 million during the three months ended September 30, 2014. The carrying value of the investment was reduced to fair value, which was determined using the discounted cash flow method.

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 4. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the nine months ended September 30, 2014 was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits (1)	Unamortized Actuarial Losses (1)(2)	Foreign Currency Translation	Total
Balance as of December 31, 2013	$18	$(290)	$1	$(271)
Other comprehensive income (loss) before reclassifications	55	(34)	1	22
Amounts reclassified from accumulated other comprehensive loss (3)	(6)	2	—	(4)
Net current period other comprehensive income (loss)	49	(32)	1	18
Balance as of September 30, 2014	$67	$(322)	$2	$(253)

(1)
During the nine months ended September 30, 2014, we modified our U.S. other postretirement benefit (“OPEB”) plan, whereby unionized post-65 participants will be provided comparable Medicare coverage via a Medicare exchange program available under the U.S. Affordable Care Act, effective January 1, 2015. As a result of this plan amendment, “Pension and other postretirement benefit obligations” and “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of September 30, 2014, were decreased by $84 million and $51 million (net of tax of $33 million), respectively, and consisted of $55 million (net of tax of $36 million) of unamortized prior service credits offset by $4 million (net of tax of $3 million) of unamortized actuarial losses.

(2)
On September 2, 2014, we announced the permanent closure of our Laurentide paper mill, resulting in the elimination of approximately 270 positions and the curtailment of two of our pension plans (Non-union Plan and Union Plan, as defined below). Accordingly, “Pension and other postretirement benefit obligations” and “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of September 30, 2014 were increased by $42 million and $30 million (net of tax of $12 million), respectively, in connection with our pension plan for non-unionized employees (“Non-union Plan”). The curtailment gain of our pension plan for unionized employees (“Union Plan”) will be recognized upon their effective termination in the fourth quarter of 2014. For additional information, see Note 13, “Subsequent Events.”

(3)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2014 were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(9)	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	3	Income tax benefit (provision)
	$(6)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$3	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	(1)	Income tax benefit (provision)
	$2	Net of tax
Total Reclassifications	$(4)	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and OPEB plans summarized in Note 8, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Net Loss Per Share
The weighted-average number of common shares outstanding used to calculate the basic and diluted net loss per share attributable to Resolute Forest Products Inc. common shareholders for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2014	2013	2014	2013
Basic weighted-average number of common shares outstanding	94.6	94.6	94.6	94.7
Diluted weighted-average number of common shares outstanding	94.6	94.6	94.6	94.7
No adjustments to net loss attributable to Resolute Forest Products Inc. common shareholders were necessary to calculate basic and diluted net loss per share for all periods presented.
The weighted-average number of share options and equity-classified restricted stock units (“RSUs”) and deferred stock units (“DSUs”) outstanding for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2014	2013	2014	2013
Share options	1.8	1.4	1.8	1.4
RSUs and DSUs	1.0	0.7	1.0	0.7
These share options and RSUs and DSUs were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive for all periods presented.
Note 6. Inventories, Net
Inventories, net as of September 30, 2014 and December 31, 2013 were comprised of the following:

(Unaudited, in millions)	September 30, 2014	December 31, 2013
Raw materials and work in process	$143	$153
Finished goods	230	195
Mill stores and other supplies	190	181
	$563	$529
During the three months ended September 30, 2014, we recorded charges of $6 million for write-downs of mill stores and other supplies primarily as a result of the permanent closure of our Laurentide paper mill. During the nine months ended September 30, 2014, we also recorded charges for write-downs of mill stores and other supplies of $3 million and $1 million primarily related to the permanent closure of a paper machine in Catawba and Iroquois Falls, respectively. During the nine months ended September 30, 2013, we recorded charges for write-downs of mill stores and other supplies of $4 million and $1 million as a result of the indefinite idling of a paper machine in Calhoun and Fort Frances, respectively. These charges were included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 7. Long-Term Debt
Overview
Long-term debt, including current portion, as of September 30, 2014 and December 31, 2013 was comprised of the following:

(Unaudited, in millions)	September 30, 2014	December 31, 2013
5.875% senior notes due 2023:
Principal amount	$600	$600
Unamortized discount	(5)	(5)
Total senior notes due 2023	595	595
Other debt:
PSIF – Investissement Québec loan	1	1
Capital lease obligation	2	3
Total other debt	3	4
Total debt	598	599
Less: Current portion of long-term debt	(1)	(2)
Long-term debt, net of current portion	$597	$597
5.875% senior notes due 2023
We issued $600 million in aggregate principal amount of 5.875% senior notes (the “2023 Notes”) on May 8, 2013. Interest is payable semi-annually on May 15 and November 15 of each year, until their maturity date of May 15, 2023. The fair value of the 2023 Notes was $560 million and $554 million as of September 30, 2014 and December 31, 2013, respectively, and was determined by reference to over-the-counter prices (Level 1).
On May 8, 2013, we used the proceeds of the sale of the 2023 Notes to purchase $496 million aggregate principal amount of the 10.25% senior secured notes due 2018 (the “2018 Notes”), or 99% of the outstanding amount, which was then fully redeemed on October 8, 2013. Aggregate consideration for the purchase was $584 million, including accrued and unpaid interest of $4 million. Accordingly, we recorded a loss on extinguishment of debt of $59 million (net of $25 million write-down of unamortized premium) in “Other (Expense) Income, Net” in our Consolidated Statements of Operations for the nine months ended September 30, 2013.
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
ABL Credit Facility
Our senior secured asset-based revolving credit facility (the “ABL Credit Facility”), as amended, matures October 28, 2016 and provides an aggregate lender commitment of up to $665 million at any time outstanding, subject to borrowing base limitations. As of September 30, 2014, we had no borrowings and $38 million of letters of credit outstanding under the ABL Credit Facility. As of September 30, 2014, we had $572 million of availability under the ABL Credit Facility, which was comprised of $352 million for the “U.S. Borrowers” (Resolute Forest Products Inc., Resolute FP US Inc. and AbiBow Recycling LLC) and $220 million for the Canadian borrower (Resolute FP Canada Inc.).
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

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
PSIF – Investissement Québec
On February 23, 2007, Investissement Québec granted Fibrek Inc. (“Fibrek”) a Cdn$6 million interest-free loan through the Soutien à l’industrie forestière program (“PSIF”), payable in monthly installments over a maximum of four years, starting December 31, 2010. As of September 30, 2014, the fair value of the loan approximated its carrying value of $1 million. The fair value was determined by discounting the cash flows using a current interest rate (4.4%) for financial instruments with similar characteristics and maturities (Level 3).
Capital lease obligation
We have a capital lease obligation for a warehouse, which can be renewed for 20 years at our option. Minimum payments are determined by an escalatory price clause.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 8. Employee Benefit Plans
Pension and OPEB plans
The components of net periodic benefit cost relating to our pension and OPEB plans for the three and nine months ended September 30, 2014 and 2013 were as follows:
Pension Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2014	2013	2014	2013
Service cost	$6	$8	$20	$24
Interest cost	69	68	207	208
Expected return on plan assets	(76)	(77)	(227)	(232)
Amortization of actuarial losses	3	7	6	19
Amortization of prior service credits	—	(1)	(1)	(2)
Net periodic benefit cost before special events	2	5	5	17
Curtailment and settlement	—	2	—	1
	$2	$7	$5	$18

OPEB Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2014	2013	2014	2013
Service cost	$—	$1	$1	$3
Interest cost	3	3	9	11
Amortization of actuarial gains	(1)	(1)	(3)	(1)
Amortization of prior service credits	(4)	—	(8)	—
	$(2)	$3	$(1)	$13
Event impacting net periodic benefit cost for the three and nine months ended September 30, 2013
In September 2013, we announced a workforce reduction at our Baie-Comeau paper mill, which resulted in the elimination of approximately 90 positions. A curtailment loss of $2 million was included in the net periodic benefit cost of our pension plans for the three months ended September 30, 2013.
Defined contribution plans
The expense for our defined contribution plans totaled $6 million for both the three months ended September 30, 2014 and 2013, and $17 million for both the nine months ended September 30, 2014 and 2013.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

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
In connection with the establishment of the original regulations, our principal Canadian operating subsidiary had undertaken to make an additional solvency deficit reduction contribution of Cdn$75 to the affected plans, payable over four years, for each metric ton of capacity reduced in Québec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months. As part of the amendments to the funding relief regulations, it was determined that no additional contribution would be made in respect of any capacity reduction in Québec before April 13, 2013. The application of this undertaking in respect of capacity reductions in Ontario has yet to be settled. As a result of this undertaking to the provinces, we could be required to make additional solvency deficit reduction contributions of up to Cdn$12 million in 2015 and in each of the following three years.
Note 9. Income Taxes
The income tax benefit (provision) attributable to (loss) income before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three and nine months ended September 30, 2014 and 2013 as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2014	2013	2014	2013
(Loss) income before income taxes	$(117)	$29	$(174)	$(91)
Income tax benefit (provision):
Expected income tax benefit (provision)	41	(10)	61	32
Changes resulting from:
Valuation allowance (1)	(23)	(615)	(43)	(582)
Foreign exchange	(7)	(1)	(9)	(2)
State income taxes and foreign tax rate differences	(5)	4	6	8
Other, net	(5)	5	(7)	(2)
	$1	$(617)	$8	$(546)

(1)
During the three and nine months ended September 30, 2014, we recorded a net increase in our valuation allowance of $23 million and $43 million, respectively, primarily related to our U.S. operations, where we do not recognize deferred income tax assets. During the three and nine months ended September 30, 2013, we recorded a net increase in valuation allowances of $615 million and $582 million, respectively, mostly due to a charge of $619 million recorded in the third quarter to establish a full valuation allowance against our net U.S. deferred income tax assets, partly offset for the nine month period by the reversal of $36 million of valuation allowance related to U.S. capital losses that will be utilized as a result of the 2013 acquisition of the noncontrolling interest in CNC.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 10. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial disputes, taxes, environmental issues, employment and workers’ compensation claims, Aboriginal claims and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. We believe that the ultimate disposition of these matters outstanding or pending as of September 30, 2014, will not have a material adverse effect on our consolidated financial statements.
On October 30, 2014, we received a notice from the Ministry of Natural Resources and Forestry of Ontario directing us to repay a conditional incentive of Cdn$23 million ($20 million based on the exchange rate in effect on September 30, 2014) offered in 2007 toward the construction of an electricity-producing turbine, should we fail to restart our Fort Frances pulp and paper mill by December 2, 2014, or otherwise implement an alternative remedy that is acceptable to the ministry. We announced the permanent closure of the mill in the second quarter of 2014 and have since been exploring a number of opportunities for the mill, including continuing to operate the biomass boiler and electricity-producing turbine. We are not presently able to determine the outcome of this process, but we currently believe that we could reach an acceptable outcome for the ministry within the time limit prescribed. Accordingly, we have recorded no contingent liability in respect of this notice in our Consolidated Balance Sheet as of September 30, 2014.
Effective July 31, 2012, we completed the second step transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Québec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn$14 million ($12 million, based on the exchange rate in effect on September 30, 2014) for the eventual payment of those claims.
On June 12, 2012, we filed a motion for directives with the Québec Superior Court, the court with the jurisdiction in the creditor protection proceedings from which our predecessor entity and all but one of its affiliates emerged in 2010, seeking an order to prevent pension regulators in each of Québec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the creditor protection proceedings. These plans are subject to the funding relief regulations described in Note 14, “Pension and Other Postretirement Benefit Plans - Canadian pension funding,” to our consolidated financial statements for the year ended December 31, 2013 and we contend, among other things, that any such declaration, if issued, would be inconsistent with the court’s sanction order confirming the plan of reorganization and the terms of our emergence from the creditor protection proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn$150 million ($134 million based on the exchange rate in effect on September 30, 2014), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.
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
We have recorded $12 million and $9 million of environmental liabilities as of September 30, 2014 and December 31, 2013, respectively, which represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement amounts for environmental liabilities. The amount of these liabilities could be affected by changes in facts

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

or assumptions not currently known to management. These liabilities are included in “Accounts payable and accrued liabilities” or “Other long-term liabilities” in our Consolidated Balance Sheets.
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
Information about certain segment data for the three and nine months ended September 30, 2014 and 2013 was as follows:

(Unaudited, in millions)	Newsprint	Specialty Papers	Market Pulp (1)	Wood Products	Corporate and Other	Consolidated Total
Sales
Third quarter 2014	$346	$329	$255	$166	$—	$1,096
Third quarter 2013	376	339	269	146	—	1,130
First nine months 2014	1,056	955	730	462	—	3,203
First nine months 2013	1,096	1,017	772	426	—	3,311
Depreciation and amortization
Third quarter 2014	$17	$20	$13	$8	$2	$60
Third quarter 2013	18	19	13	9	2	61
First nine months 2014	52	64	39	24	5	184
First nine months 2013	54	57	39	27	5	182
Operating income (loss) (2)
Third quarter 2014	$5	$6	$21	$24	$(96)	$(40)
Third quarter 2013	13	14	21	—	(12)	36
First nine months 2014	8	(21)	53	51	(172)	(81)
First nine months 2013	21	24	26	32	(113)	(10)

(1)
Market pulp sales excluded inter-segment sales of $5 million and $4 million for the three months ended September 30, 2014 and 2013, respectively, and $15 million and $12 million for the nine months ended September 30, 2014 and 2013, respectively.

(2)	Corporate and other operating loss for the three and nine months ended September 30, 2014 and 2013 included the following significant items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2014	2013	2014	2013
Net gain on disposition of assets	$—	$—	$2	$2
Closure costs, impairment and other related charges	(85)	(4)	(147)	(56)
Inventory write-downs related to closures	(6)	—	(10)	(5)
Transaction costs	—	—	—	(5)
Start-up costs	(1)	(3)	(2)	(31)
	$(92)	$(7)	$(157)	$(95)

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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2014 and 2013, the Balance Sheets as of September 30, 2014 and December 31, 2013, and the Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended September 30, 2014
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$887	$707	$(498)	$1,096
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	800	518	(502)	816
Depreciation and amortization	—	23	37	—	60
Distribution costs	—	44	90	—	134
Selling, general and administrative expenses	5	12	24	—	41
Closure costs, impairment and other related charges	—	1	84	—	85
Operating (loss) income	(5)	7	(46)	4	(40)
Interest expense	(18)	(1)	(2)	9	(12)
Other expense, net	(1)	(39)	(16)	(9)	(65)
Parent’s equity in loss of subsidiaries	(92)	—	—	92	—
Loss before income taxes	(116)	(33)	(64)	96	(117)
Income tax (provision) benefit	—	(2)	4	(1)	1
Net loss including noncontrolling interests	(116)	(35)	(60)	95	(116)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net loss attributable to Resolute Forest Products Inc.	$(116)	$(35)	$(60)	$95	$(116)
Comprehensive loss attributable to Resolute Forest Products Inc.	$(149)	$(39)	$(89)	$128	$(149)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2014
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,624	$2,140	$(1,561)	$3,203
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,450	1,557	(1,558)	2,449
Depreciation and amortization	—	71	113	—	184
Distribution costs	—	123	267	(2)	388
Selling, general and administrative expenses	13	34	71	—	118
Closure costs, impairment and other related charges	—	51	96	—	147
Net gain on disposition of assets	—	—	(2)	—	(2)
Operating (loss) income	(13)	(105)	38	(1)	(81)
Interest expense	(53)	(3)	(6)	27	(35)
Other expense, net	(1)	(20)	(10)	(27)	(58)
Parent’s equity in loss of subsidiaries	(101)	—	—	101	—
(Loss) income before income taxes	(168)	(128)	22	100	(174)
Income tax benefit (provision)	—	28	(20)	—	8
Net (loss) income including noncontrolling interests	(168)	(100)	2	100	(166)
Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Net loss attributable to Resolute Forest Products Inc.	$(168)	$(100)	$—	$100	$(168)
Comprehensive loss attributable to Resolute Forest Products Inc.	$(150)	$(54)	$(28)	$82	$(150)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended September 30, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$933	$775	$(578)	$1,130
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	848	587	(578)	857
Depreciation and amortization	—	25	36	—	61
Distribution costs	—	42	95	(3)	134
Selling, general and administrative expenses	6	9	23	—	38
Closure costs, impairment and other related charges	—	—	4	—	4
Operating (loss) income	(6)	9	30	3	36
Interest expense	(16)	(2)	(2)	8	(12)
Other (expense) income, net	(1)	12	2	(8)	5
Parent’s equity in loss of subsidiaries	(521)	—	—	521	—
(Loss) income before income taxes	(544)	19	30	524	29
Income tax (provision) benefit	(44)	(607)	1	33	(617)
Net (loss) income including noncontrolling interests	(588)	(588)	31	557	(588)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to Resolute Forest Products Inc.	$(588)	$(588)	$31	$557	$(588)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(544)	$(520)	$40	$480	$(544)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Nine Months Ended September 30, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,715	$2,195	$(1,599)	$3,311
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,481	1,681	(1,590)	2,572
Depreciation and amortization	—	75	107	—	182
Distribution costs	—	127	266	(6)	387
Selling, general and administrative expenses	16	36	74	—	126
Closure costs, impairment and other related charges	—	49	7	—	56
Net gain on disposition of assets	—	—	(2)	—	(2)
Operating (loss) income	(16)	(53)	62	(3)	(10)
Interest expense	(71)	(3)	(6)	41	(39)
Other (expense) income, net	(60)	57	2	(41)	(42)
Parent’s equity in loss of subsidiaries	(489)	—	—	489	—
(Loss) income before income taxes	(636)	1	58	486	(91)
Income tax provision	—	(567)	(13)	34	(546)
Net (loss) income including noncontrolling interests	(636)	(566)	45	520	(637)
Net loss attributable to noncontrolling interests	—	—	1	—	1
Net (loss) income attributable to Resolute Forest Products Inc.	$(636)	$(566)	$46	$520	$(636)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(587)	$(480)	$42	$438	$(587)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2014
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$50	$215	$—	$265
Accounts receivable, net	—	430	183	—	613
Accounts receivable from affiliates	—	367	164	(531)	—
Inventories, net	—	254	318	(9)	563
Deferred income tax assets	—	—	31	—	31
Note and interest receivable from parent	—	290	—	(290)	—
Notes receivable from affiliates	—	360	—	(360)	—
Note receivable from subsidiary	8	—	—	(8)	—
Other current assets	—	49	30	—	79
Total current assets	8	1,800	941	(1,198)	1,551
Fixed assets, net	—	757	1,341	—	2,098
Amortizable intangible assets, net	—	—	63	—	63
Deferred income tax assets	—	27	1,145	2	1,174
Note receivable from parent	—	376	—	(376)	—
Notes receivable from affiliates	—	170	—	(170)	—
Investments in consolidated subsidiaries and affiliates	4,649	2,020	—	(6,669)	—
Other assets	8	48	94	—	150
Total assets	$4,665	$5,198	$3,584	$(8,411)	$5,036
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$14	$193	$343	$—	$550
Current portion of long-term debt	—	—	1	—	1
Accounts payable to affiliates	374	157	—	(531)	—
Deferred income tax liabilities	—	32	—	—	32
Note and interest payable to subsidiaries	290	—	—	(290)	—
Notes payable to affiliates	—	—	360	(360)	—
Note payable to parent	—	—	8	(8)	—
Total current liabilities	678	382	712	(1,189)	583
Long-term debt, net of current portion	595	2	—	—	597
Note payable to subsidiary	376	—	—	(376)	—
Notes payable to affiliate	—	—	170	(170)	—
Pension and other postretirement benefit obligations	—	222	872	—	1,094
Deferred income tax liabilities	—	1	4	—	5
Other long-term liabilities	1	27	35	—	63
Total liabilities	1,650	634	1,793	(1,735)	2,342
Total equity	3,015	4,564	1,791	(6,676)	2,694
Total liabilities and equity	$4,665	$5,198	$3,584	$(8,411)	$5,036

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$165	$157	$—	$322
Accounts receivable, net	—	433	201	—	634
Accounts receivable from affiliates	—	335	135	(470)	—
Inventories, net	—	211	326	(8)	529
Deferred income tax assets	—	—	32	—	32
Interest receivable from parent	—	14	—	(14)	—
Note receivable from affiliate	—	350	—	(350)	—
Note receivable from subsidiary	13	—	—	(13)	—
Other current assets	—	18	27	—	45
Total current assets	13	1,526	878	(855)	1,562
Fixed assets, net	—	847	1,442	—	2,289
Amortizable intangible assets, net	—	—	66	—	66
Deferred income tax assets	—	28	1,236	2	1,266
Notes receivable from parent	—	627	—	(627)	—
Notes receivable from affiliates	—	170	—	(170)	—
Investments in consolidated subsidiaries and affiliates	4,734	2,085	—	(6,819)	—
Other assets	8	112	82	—	202
Total assets	$4,755	$5,395	$3,704	$(8,469)	$5,385
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$5	$190	$338	$—	$533
Current portion of long-term debt	—	1	1	—	2
Accounts payable to affiliates	352	118	—	(470)	—
Deferred income tax liabilities	—	32	—	—	32
Interest payable to subsidiaries	14	—	—	(14)	—
Note payable to affiliate	—	—	350	(350)	—
Note payable to parent	—	—	13	(13)	—
Total current liabilities	371	341	702	(847)	567
Long-term debt, net of current portion	595	2	—	—	597
Notes payable to subsidiaries	627	—	—	(627)	—
Notes payable to affiliate	—	—	170	(170)	—
Pension and other postretirement benefit obligations	—	340	954	—	1,294
Deferred income tax liabilities	—	1	25	—	26
Other long-term liabilities	—	26	36	—	62
Total liabilities	1,593	710	1,887	(1,644)	2,546
Total equity	3,162	4,685	1,817	(6,825)	2,839
Total liabilities and equity	$4,755	$5,395	$3,704	$(8,469)	$5,385

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2014
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(56)	$136	$—	$80
Cash flows from investing activities:
Cash invested in fixed assets	—	(61)	(81)	—	(142)
Disposition of assets	—	4	2	—	6
Decrease in restricted cash	—	—	1	—	1
Decrease in deposit requirements for letters of credit, net	—	—	2	—	2
Net cash used in investing activities	—	(57)	(76)	—	(133)
Cash flows from financing activities:
Payments of debt	—	(1)	—	—	(1)
Payments of financing and credit facility fees	—	(1)	—	—	(1)
Net cash used in financing activities	—	(2)	—	—	(2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)
Net (decrease) increase in cash and cash equivalents	—	(115)	58	—	(57)
Cash and cash equivalents:
Beginning of period	—	165	157	—	322
End of period	$—	$50	$215	$—	$265

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 13. Subsequent Events
The following significant events occurred subsequent to September 30, 2014:

•
On September 2, 2014, we announced the permanent closure of our Laurentide paper mill, resulting in the elimination of approximately 270 positions and the curtailment of two of our pension plans (Non-union Plan and Union Plan). As described in Note 4, “Accumulated Other Comprehensive Loss,” we recognized the curtailment of the Non-union Plan in the third quarter of 2014, including an increase of $42 million in “Pension and other postretirement benefit obligations” and $30 million (net of tax of $12 million) in “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of September 30, 2014. We will recognize the curtailment of the Union Plan as of the actual closure date, and the effective termination of the unionized employees, in the fourth quarter, which will result in an increase of $110 million in “Pension and other postretirement benefit obligations” and $80 million (net of tax of $30 million) in “Accumulated other comprehensive loss” in our consolidated balance sheet as of that date.

The total increase of $152 million in our pension and OPEB obligations triggered by the curtailment of the two pension plans represents the remeasurement of nearly half of our pension and OPEB obligations, as of the dates specified. The increase reflects primarily the lower applicable discount rate since the related obligations were remeasured as of December 31, 2013.
We will also record a further $32 million of accelerated depreciation in “Closure costs, impairment and other related charges” in our consolidated statements of operations in the fourth quarter of 2014 as a result of the final closure of the Laurentide facility.

•
On October 30, 2014, we received a notice from the Ministry of Natural Resources and Forestry of Ontario directing us to repay a conditional incentive of Cdn$23 million ($20 million based on the exchange rate in effect on September 30, 2014) offered in 2007 toward the construction of an electricity-producing turbine, should we fail to restart our Fort Frances pulp and paper mill by December 2, 2014, or otherwise implement an alternative remedy that is acceptable to the ministry. We announced the permanent closure of the mill in the second quarter of 2014 and have since been exploring a number of opportunities for the mill, including continuing to operate the biomass boiler and electricity-producing turbine. We are not presently able to determine the outcome of this process, but we currently believe that we could reach an acceptable outcome for the ministry within the time limit prescribed. Accordingly, we have recorded no contingent liability in respect of this notice in our Consolidated Balance Sheet as of September 30, 2014.

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

•
Synergistic and diversified asset base - our harvesting rights and extensive network of Canadian sawmills not only make us a significant lumber producer in eastern North America, but also give us the fiber management advantage of integration from the harvested log through the finished pulp or paper product at more than half of our facilities. In the U.S., we source primarily from the lower-cost southeastern fiber basket. The diversified and complementary nature of our asset base also provides earnings from multiple products.

•	Financial strength - we make disciplined capital management a priority; we believe in maintaining a flexible and conservative capital structure.
Our Business
For information relating to our business, including our products, strategy, sustainable performance and development, and power generation assets, refer to our 2013 annual report.
Third Quarter Overview
Three months ended September 30, 2014 vs. September 30, 2013
Excluding special items, we generated operating income of $52 million in the quarter, compared to $43 million in the third quarter of 2013. Unadjusted for special items, the operating loss was $40 million, compared to operating income of $36 million in the year-ago period. Special items are described below.
Our net income in the quarter, excluding special items, was $17 million, or $0.18 per share, down from net income, excluding special items, of $29 million, or $0.31 per share, in the year-ago period. Unadjusted for special items, our net loss in the quarter was $116 million, compared to $588 million in the year-ago period. The net loss in the third quarter of 2013 was significantly affected by a $619 million non-recurring, non-cash income tax charge.
Sales were $1.1 billion in the quarter, down $34 million from the third quarter of 2013.

Three Months Ended September 30, 2014	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$(40)	$(116)	$(1.23)
Adjustments for special items (1):
Foreign exchange translation loss	—	17	0.18
Closure costs, impairment and other related charges	85	85	0.90
Inventory write-downs related to closures	6	6	0.06
Start-up costs	1	1	0.01
Write-down of equity method investment	—	50	0.53
Other income, net	—	(2)	(0.02)
Income tax effect of special items	—	(24)	(0.25)
GAAP, as adjusted for special items	$52	$17	$0.18

Three Months Ended September 30, 2013	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$36	$(588)	$(6.22)
Adjustments for special items (1):
Foreign exchange translation gain	—	(3)	(0.03)
Closure costs, impairment and other related charges	4	4	0.04
Start-up costs	3	3	0.04
Other income, net	—	(2)	(0.02)
U.S. deferred income tax asset valuation allowance	—	619	6.54
Income tax effect of special items	—	(4)	(0.04)
GAAP, as adjusted for special items	$43	$29	$0.31

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under generally accepted accounting principles, or “GAAP”. We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our consolidated statements of operations, adjusted for items such as closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, transaction costs, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our consolidated statements of operations, adjusted for the same special items applied to operating income (loss), plus the effects of foreign currency translation, net loss on extinguishment of debt, write-down of equity method investment, other income (expense) and U.S. deferred income tax asset valuation allowance. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our ongoing operations and financial performance from period to period.

Nine months ended September 30, 2014 vs. September 30, 2013
Excluding special items, we generated operating income of $76 million in the first nine months of the year, compared to $85 million in the year-ago period. Unadjusted for special items, the operating loss was $81 million, compared to a loss of $10 million in the year-ago period. Special items are described below.
Net income, excluding special items, in the first nine months was $10 million, or $0.11 per share, down from net income, excluding special items, of $75 million, or $0.79 per share, for the first nine months of 2013. Unadjusted for special items, our net loss in the period was $168 million, compared to a loss of $636 million in the year-ago period. Sales were $3.2 billion, down $108 million from the same period last year.

Nine Months Ended September 30, 2014	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$(81)	$(168)	$(1.78)
Adjustments for special items (1):
Foreign exchange translation loss	—	14	0.15
Closure costs, impairment and other related charges	147	147	1.55
Inventory write-downs related to closures	10	10	0.11
Start-up costs	2	2	0.02
Net gain on disposition of assets	(2)	(2)	(0.02)
Write-down of equity method investment	—	50	0.53
Other income, net	—	(6)	(0.06)
Income tax effect of special items	—	(37)	(0.39)
GAAP, as adjusted for special items	$76	$10	$0.11

Nine Months Ended September 30, 2013	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$(10)	$(636)	$(6.72)
Adjustments for special items (1):
Foreign exchange translation loss	—	9	0.10
Closure costs, impairment and other related charges	56	56	0.59
Inventory write-downs related to closures	5	5	0.05
Start-up costs	31	31	0.33
Net gain on disposition of assets	(2)	(2)	(0.02)
Net loss on extinguishment of debt	—	59	0.62
Transaction costs	5	5	0.05
Other income, net	—	(26)	(0.27)
U.S. deferred income tax asset valuation allowance	—	619	6.54
Income tax effect of special items	—	(45)	(0.48)
GAAP, as adjusted for special items	$85	$75	$0.79

(1)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reason we include this measure, see note 1 under “Overview – Third Quarter Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected Financial Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions, except per share amounts)	2014	2013	2014	2013
Sales	$1,096	$1,130	$3,203	$3,311
Operating income (loss) per segment:
Newsprint	5	13	8	21
Specialty papers	6	14	(21)	24
Market pulp	21	21	53	26
Wood products	24	—	51	32
Corporate / other	(96)	(12)	(172)	(113)
Total	(40)	36	(81)	(10)
Net loss	(116)	(588)	(168)	(636)
Net loss per common share:
Basic	$(1.23)	$(6.22)	$(1.78)	$(6.72)
Diluted	(1.23)	(6.22)	(1.78)	(6.72)
Adjusted EBITDA (1)	$112	$104	$260	$267
Adjusted EBITDA margin (1)	10.2%	9.2%	8.1%	8.1%

	As of September 30,	As of December 31,
(unaudited, in millions)	2014	2013
Cash and cash equivalents	$265	$322
Total assets	5,036	5,385

(1)
Earnings before interest expense, income taxes, and depreciation and amortization, or “EBITDA”, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures. EBITDA is calculated as net income (loss) including noncontrolling interests from the consolidated statements of operations, adjusted for interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as foreign exchange translation gains and losses, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, net loss on extinguishment of debt, write-down of equity method investment, transaction costs and other charges or credits. Adjusted EBITDA margin is adjusted EBITDA expressed as a percentage of sales. We believe that using measures such as EBITDA, adjusted EBITDA and adjusted EBITDA margin is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our ongoing operations and financial performance from period to period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2014	2013	2014	2013
Net loss including noncontrolling interests	$(116)	$(588)	$(166)	$(637)
Interest expense	12	12	35	39
Income tax (benefit) provision	(1)	617	(8)	546
Depreciation and amortization	60	61	184	182
EBITDA	$(45)	$102	$45	$130
Foreign exchange translation loss (gain)	17	(3)	14	9
Closure costs, impairment and other related charges	85	4	147	56
Inventory write-downs related to closures	6	—	10	5
Start-up costs	1	3	2	31
Net gain on disposition of assets	—	—	(2)	(2)
Write-down of equity method investment	50	—	50	—
Net loss on extinguishment of debt	—	—	—	59
Transaction costs	—	—	—	5
Other income, net	(2)	(2)	(6)	(26)
Adjusted EBITDA	$112	$104	$260	$267
Three months ended September 30, 2014 vs. September 30, 2013
Operating (loss) income variance analysis

CONSOLIDATED

(unaudited, in $ millions)

OPERATING (LOSS) INCOME VARIANCE

36
(43)
14
(5)
24
(2)
19
7
(7)
1
(3)
(81)
(40)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'13 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Closure costs, impairment and other related charges
Q3'14 OPERATING LOSS

Sales
Our sales were $34 million, or 3%, lower this quarter, at $1,096 million, mostly because of a net decline in market pulp volume compared to the year-ago period. Overall pricing was higher, however, as a result of a 13% increase in the average transaction price for wood products and 4% for market pulp, offset in part by 4% lower average pricing for specialty papers and 3% for newsprint.

Shipments were 1% higher in both wood products and specialty papers, but they were 9% lower in market pulp, largely because of greater internal consumption of hardwood kraft pulp and market downtime in recycled bleached kraft pulp. Shipments were also 5% lower in newsprint, which reflects lower export volumes compared to the same period last year.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, improved by $41 million in the quarter because of lower volume and the weaker Canadian dollar, as a significant portion of our production capacity is based in Canada. Overall manufacturing costs were essentially unchanged, reflecting:

•	lower pension and other postretirement benefit, or “OPEB”, expenses as a result of the lower unfunded pension liability and an amendment to one of our U.S. OPEB plans ($8 million);

•	the recognition of an energy savings incentive in the U.S. southeast ($6 million);

•	lower labor costs ($3 million); and

•	the recognition of additional tax credits in connection with infrastructure investments ($3 million);
offset by:

•	higher natural gas prices ($5 million);

•	the write-down of stores inventory in connection with the permanent closure of our Laurentide, Québec, mill ($5 million);

•	higher wood costs ($5 million);

•	lower contribution from cogeneration facilities ($4 million); and

•	timing of insurance proceeds ($3 million).
Distribution costs
After removing the effect of lower volume, distribution costs were higher, almost all of which is due to increased warehousing and freight costs in the specialty papers segment.
Selling, general and administrative expenses
Selling, general and administrative expenses, or “SG&A”, were $3 million higher in the quarter, primarily because of allowances for doubtful accounts.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “- Segment Earnings - Corporate and Other” below.
Net loss variance analysis
Other (expense) income, net
We recorded other expense, net, of $65 million in the quarter, compared to other income, net, of $5 million in the year-ago period. This quarter included a non-cash loss on translation of Canadian dollar net monetary assets ($17 million) and a $50 million write-down of our investment in Ponderay Newsprint Company, an unconsolidated partnership in which we have a 40% interest and act as managing partner through a wholly-owned subsidiary.
Income taxes
We recorded an income tax benefit of $1 million in the quarter, on a loss before income taxes of $117 million, compared to an expected income tax benefit of $41 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects the unfavorable effects of a net increase in valuation allowances, primarily related to our U.S. operations, where we no longer recognize deferred income tax assets, state and foreign tax rate differences and foreign exchange related items.
We recorded a $617 million income tax provision in the third quarter of 2013, on income before income taxes of $29 million, compared to an expected income tax provision of $10 million based on the U.S. federal statutory income tax rate of 35%. The difference includes the effect of a $619 million charge recorded in the third quarter to establish a full valuation allowance against our net U.S. deferred income tax assets.
Nine months ended September 30, 2014 vs. September 30, 2013
Operating loss variance analysis

CONSOLIDATED
(unaudited, in $ millions)
OPERATING LOSS VARIANCE
Nine months ended September 30, 2014 vs September 30, 2013
(10)
(80)
(3)
(25)
44
(7)
86
10
(11)
(2)
8
(91)
(81)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'13 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Closure costs, impairment and other related charges
Q1-Q3'14 OPERATING LOSS

Sales
Sales were $108 million, or 3%, lower in the first nine months of the year, at $3,203 million. Most of the decline was due to lower shipments of market pulp, but there was also a $25 million unfavorable impact of the weaker Canadian dollar on sales denominated in that currency, particularly for wood products, newsprint and specialty papers. Overall pricing was essentially unchanged on a U.S. dollar basis, as the increase in average transaction price in the market pulp segment was offset by lower pricing in the specialty papers and newsprint segments.
Wood products volume was 9% higher and, despite taking newsprint downtime in the third quarter at some of our domestic-focused mills, year-to-date shipments of newsprint and specialty papers, compared to the same period of 2013, were unchanged in newsprint and down only 2% in specialty grades, outperforming industry trends. Market pulp volumes, however, were down by 11%, as more fully described below.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $123 million lower in the period. After removing the favorable effects of the weaker Canadian dollar and the lower overall volume, manufacturing costs rose by $7 million, largely because of:

•	the abnormally cold winter ($40 million);

•	higher stumpage fees and other costs associated with the comprehensive modification of the forest tenure system in the province of Québec ($15 million);

•	operational disruptions ($12 million);

•	asset preservation costs at our closed Fort Frances, Ontario, facility and additional stores inventory write-downs in connection with closures ($11 million);

•
lower contribution from our cogeneration facilities because of higher bark costs at one mill, natural gas usage at another and repairs and additional maintenance at the Thunder Bay, Ontario, cogeneration facility ($8 million);

•	natural gas costs ($7 million);

•	higher maintenance costs ($5 million); and

•	the timing of insurance proceeds ($3 million);
partially offset by:

•	lower start-up costs, the most significant of which were costs incurred in 2013 in connection with the restart of the Gatineau, Québec, mill ($31 million);

•	lower pension and OPEB expenses ($26 million);

•
the recognition of an energy savings incentive in the U.S. southeast, the recognition of additional tax credits in connection with infrastructure investments and other tax, research and development and insurance credits ($13 million);

•	the full period operation of the Thunder Bay cogeneration assets ($10 million);

•	better fiber and chemical costs ($8 million); and

•	the effect of asset optimization initiatives and lower labor costs ($5 million).
Distribution costs
After removing the effect of the lower volume, distribution costs were higher in the period, mostly as a result of higher warehousing and freight costs in the specialty papers segment, in part due to weather in the first two quarters of the year.
Selling, general and administrative expenses
SG&A was $8 million lower in the period, primarily because of lower project costs and the weaker Canadian dollar, offset in part by an increase in allowances for doubtful accounts.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “- Segment Earnings - Corporate and Other” below.
Net loss variance analysis
Interest expense
Interest expense was $4 million lower, to $35 million, reflecting the second quarter 2013 refinancing of our 10.25% senior secured notes due 2018 (the “2018 notes”) with 5.875% senior unsecured notes due 2023 (the “2023 notes”).
Other expense, net
We recorded other expense, net, of $58 million in the first nine months of the year, compared to an expense of $42 million in the year-ago period. The 2014 expense includes a $50 million write-down to our investment in Ponderay Newsprint Company and a non-cash loss on translation of Canadian dollar net monetary assets ($14 million).
The $42 million we recorded as other expense, net, in the same period of 2013 was the product of:

•	the tender premium paid to holders of 2018 notes in the refinancing, net of the write-down of the associated unamortized premium ($59 million); and

•	a non-cash loss on translation of Canadian dollar net monetary assets ($9 million);
offset in part by:

•	the forgiveness of a note payable in connection with our acquisition of a former joint venture partner’s interest in Calhoun Newsprint Company (“CNC”) ($12 million); and

•	a distribution from the liquidation of a former U.K. subsidiary ($12 million).

Income taxes
We recorded an income tax benefit of $8 million in the period on a loss before income taxes of $174 million, compared to an expected income tax benefit of $61 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects the unfavorable effects of a net increase in valuation allowances, primarily related to our U.S. operations, where we no longer recognize deferred income tax assets and foreign exchange related items, offset in part by state and foreign tax rate differences.
We recorded a $546 million income tax provision in the first nine months of 2013, on a loss before income taxes of $91 million, compared to an expected income tax benefit of $32 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects a net valuation allowance increase of $582 million, most of which relates to the $619 million charge recorded in the third quarter to establish a full valuation allowance against our net U.S. deferred income tax asset, partly offset by the reversal of $36 million of valuation allowance related to U.S. capital losses that will be utilized as a result of the 2013 acquisition of the noncontrolling interest in CNC.
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

NEWSPRINT
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions, except where otherwise stated)	2014	2013	2014	2013
Sales	$346	$376	$1,056	$1,096
Operating income (1)	5	13	8	21
EBITDA (2)	22	31	60	75
(in thousands of metric tons)
Shipments	584	616	1,774	1,775
Downtime	83	28	151	105
Inventory at end of period	123	109	123	109

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2014	2013	2014	2013
Net income including noncontrolling interests	$5	$13	$8	$21
Depreciation and amortization	17	18	52	54
EBITDA	22	31	60	75
Industry trends
Source: Pulp & Paper Products Council (or “PPPC”)
Total North American newsprint demand was 8% lower through September. Though demand from newspaper publishers was down by 11%, demand continues to grow from other users, up 3%. Global demand was down by 7% through August, including a 4% drop in Western Europe, 8% in Latin America and 8% in Asia. As a result of industry capacity reductions, the North American shipment-to-capacity ratio was 91% through September, down only 1% from the year-ago period.

Three months ended September 30, 2014 vs. September 30, 2013
Operating income variance analysis

NEWSPRINT
(unaudited, in $ millions)
OPERATING INCOME VARIANCE
Three months ended September 30, 2014 vs September 30, 2013
13
(20)
(9)
(1)
12
1
7
3
1
(2)
5
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q3'13 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q3'14 OPERATING INCOME

Sales
Sales were $30 million lower in the quarter, reflecting the 32,000 metric ton drop in shipments, or 5%, and the $19 per metric ton lower average transaction price. Average transaction prices were lower in both our domestic and export markets. The lower shipments, however, reflects mostly lower export volumes.
Accordingly, our domestic volume represented 58% of total shipments, compared to 55% in the third quarter of 2013. We consumed 19,000 metric tons of inventory in the quarter, compared to an accumulation of 2,000 metric tons in the same quarter last year.
We took approximately 55,000 metric tons more downtime this quarter, including additional market downtime and downtime taken to follow through on our commitment to reduce finished goods inventory. The downtime was concentrated in our domestic-focused mills and certain Québec mills where we experienced wood shortages.
Cost of sales, excluding depreciation, amortization and distribution costs
Lower shipments and the weaker Canadian dollar contributed to the $20 million reduction in segment COS. Overall manufacturing costs improved incrementally due to the recognition of an energy savings incentive in the U.S. southeast ($6 million), partially offset by higher natural gas and power costs ($3 million), and lower contribution from the Thunder Bay cogeneration facility because of turbine damage and additional maintenance ($2 million).

Nine months ended September 30, 2014 vs. September 30, 2013
Operating income variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

21
(2)
(31)
(7)
2
(11)
34
1
2
(1)
8
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q1-Q3'13 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'14 OPERATING INCOME

Sales
Sales slipped by $40 million, or 4%, to $1,056 million, due to the $22 per metric ton drop in average transaction price, which includes the unfavorable effect of the weaker Canadian dollar on sales denominated in that currency. Most of the price deterioration is due to the drop in domestic pricing in the first half of 2013, but also reflects price erosion in certain export markets during the second and third quarters of this year.
Our shipments were unchanged in the period, despite the 8% and 7% drop in North American and world demand, respectively. This reflects higher shipments within North America to meet customer demand, offset by a drop in export volumes. We accumulated 5,000 metric tons more inventory in the period than we did in the comparable period last year.
Our domestic volumes represented 59% of total shipments, compared to 55% in the same period of 2013. We recorded 46,000 metric tons more downtime than in the same period last year, mostly in the third quarter of this year, including additional market downtime and downtime to follow through on our commitment to reduce finished goods inventory.
Cost of sales, excluding depreciation, amortization and distribution costs
Segment COS were $25 million lower in the period, reflecting a $34 million benefit from the weaker Canadian dollar and an $11 million increase in manufacturing costs. This increase is due to the unfavorable effect of the abnormally cold winter ($21 million), particularly the cost of electricity at the Ontario mills, higher maintenance costs ($8 million), and higher natural gas and power costs ($4 million), partially offset by:

•	full-period contribution of the Thunder Bay cogeneration facility ($8 million), which started operations at the end of the first quarter of 2013;

•	the recognition of an energy savings incentive in the U.S. southeast ($6 million);

•	lower internal chip prices ($4 million); and

•	lower pension and OPEB expenses ($3 million).

SPECIALTY PAPERS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions, except where otherwise stated)	2014	2013	2014	2013
Sales	$329	$339	$955	$1,017
Operating income (loss) (1)	6	14	(21)	24
EBITDA (2)	26	33	43	81
(in thousands of short tons)
Shipments	463	457	1,335	1,365
Downtime	13	40	113	135
Inventory at end of period	122	95	122	95

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2014	2013	2014	2013
Net income (loss) including noncontrolling interests	$6	$14	$(21)	$24
Depreciation and amortization	20	19	64	57
EBITDA	26	33	43	81
Industry trends
Source: PPPC
North American demand for uncoated mechanical papers was down by 3% through September. Demand for supercalender grades, which represent approximately 25% of our specialty paper shipments, was 3% lower. Total standard grades were down by 1%, though shipments of super-brights and high-brights, which are another 25% of our total specialty paper shipments, increased by 5% and 1%, respectively. The industry shipment-to-capacity ratio for all uncoated mechanical papers was 91% through September, unchanged from the year-ago period.

Source: PPPC
Demand for coated mechanical papers was down by 7% through September. As a result of recent closure announcements, the industry shipment-to-capacity ratio improved to 90%, although it was 93% in the same period of last year.
Three months ended September 30, 2014 vs. September 30, 2013
Operating income variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

14
3
(12)
(1)
(1)
3
6
(5)
(1)
6
Q3'13 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
Q3'14 OPERATING INCOME

Sales
Specialty paper sales were down by $10 million, or 3%, to $329 million. Shipments were 6,000 short tons higher (5,400 metric tons), but the average transaction price slipped by $30 per short ton, most of which is due to the significantly lower pricing for coated mechanical grades and, to a lesser extent, supercalender grades. We accumulated 8,000 short tons (7,300 metric tons) of seasonal inventory in the quarter, 5,000 short tons (4,500 metric tons) less than in the same period last year.
We recorded 27,000 short tons (24,500 metric tons) less downtime in the third quarter. The third quarter of 2013 included 37,000 short tons (33,600 metric tons) of downtime on the idled machine at the Catawba, South Carolina, mill, which we permanently closed in the second quarter of 2014, and therefore no longer counts as downtime.

Cost of sales, excluding depreciation, amortization and distribution costs
Despite the higher volume, segment COS dropped by $8 million due to the favorable effects of the weaker Canadian dollar and lower manufacturing costs. Manufacturing costs were $3 million lower because of lower maintenance costs ($5 million) and lower pension and OPEB expenses ($4 million), offset in part by higher natural gas costs ($4 million) and the timing of insurance proceeds ($3 million).
Distribution costs
Distribution costs were higher in the period as a result of the higher inventory levels, freight rates and an increase in average length of haul.
Nine months ended September 30, 2014 vs. September 30, 2013
Operating (loss) income variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING INCOME (LOSS) VARIANCE

24
(24)
(33)
(5)
12
(6)
26
3
(13)
(7)
2
(21)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q1-Q3'13 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'14 OPERATING LOSS

Sales
Specialty paper sales were down by $62 million, or 6%, to $955 million, as a result of a 30,000 short ton reduction in volume (27,200 metric tons), or 2%, and a $28 per short ton decrease in the average transaction price, which includes the effect of the weaker Canadian dollar on sales denominated in that currency.
The lower volume stems mostly from issues in the first quarter, including weather-related production disruptions and mechanical failures in Catawba. The drop in average transaction price was most significant in coated mechanical papers, down by $61 per short ton, which has been under sustained pressure this year because of lower operating rates. We accumulated 13,000 short tons (11,800 metric tons) more inventory during this nine-month period, mostly in the second quarter of this year.
We recorded 56,000 short tons (50,800 metric tons) of downtime associated with the idled Catawba and Fort Frances machines in the first quarter of this year, and none thereafter given the timing of the closure announcements. We recorded 110,000 short tons (99,800 metric tons) associated with the idled Catawba machine in the first nine months of 2013. After removing the downtime associated with those machines, the remaining increase includes market downtime, additional maintenance and lost production due to the abnormally cold weather in the first quarter.

Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $32 million in the period. But after removing the favorable effects of the weaker Canadian dollar and lower volume, manufacturing costs were $6 million higher, which reflects:

•	the abnormally cold winter in the first quarter ($11 million), including a significant increase in steam costs, particularly at our U.S. southeast mills;

•	higher natural gas costs ($5 million);

•	costs associated with mechanical failures ($4 million);

•	higher cost of bark at the Dolbeau, Québec, cogeneration facility ($3 million); and

•	the timing of the insurance proceeds ($3 million);
offset only in part by:

•	the lower pension and OPEB expenses ($12 million);

•	lower internal chip prices as well as better fiber and chemical costs ($6 million); and

•	asset optimization initiatives ($3 million).
Distribution costs
Distribution costs were higher as a result of weather-related increases in freight and warehousing costs in the first two quarters of the year, but also because of higher inventory levels and an increase in average length of haul.
Depreciation and amortization
The increase in depreciation and amortization reflects a change to the estimated useful life of a hydroelectric asset following an agreement we reached with the province of Québec in the first quarter to renew the associated water rights.

MARKET PULP
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions, except where otherwise stated)	2014	2013	2014	2013
Sales	$255	$269	$730	$772
Operating income (1)	21	21	53	26
EBITDA (2)	34	34	92	65
(in thousands of metric tons)
Shipments	363	399	1,032	1,166
Downtime	27	13	63	43
Inventory at end of period	94	102	94	102

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2014	2013	2014	2013
Net income including noncontrolling interests	$21	$21	$53	$26
Depreciation and amortization	13	13	39	39
EBITDA	34	34	92	65
Industry trends
Source: PPPC
Global demand for chemical pulp grew by 1% through September, led by a 4% increase in China, despite a 1% drop in North American and European demand. Global shipments of softwood pulp was flat, but up by 3% for hardwood grades, driven entirely by higher eucalyptus demand. In North America, year-to-date demand for softwood pulp was down by 5%. Hardwood demand rose by 5%, evenly divided between North American and eucalyptus grades.

Three months ended September 30, 2014 vs. September 30, 2013
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

21
(26)
12
13
(2)
2
4
(2)
(1)
21
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q3'13 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q3'14 OPERATING INCOME

Sales
Sales were $255 million in the market pulp segment, down $14 million, or 5%. The average transaction price was $27 per metric ton higher overall, reflecting higher market pricing for softwood, fluff and recycled grades, but lower pricing for hardwood grades as the market absorbs major new eucalyptus capacity. The lower volume, down by 36,000 metric tons, was in part due to greater internal consumption of hardwood kraft pulp (the equivalent of approximately 15,000 metric tons per quarter) and taking approximately 15,000 metric tons of market downtime in recycled bleach kraft pulp.
We consumed 21,000 metric tons, or 18%, of finished goods inventory in the quarter, compared to an accumulation of 4,000 metric tons in the same period last year.
Cost of sales, excluding depreciation, amortization and distribution costs
Segment COS improved by $13 million, almost entirely due to the lower volume and the weaker Canadian dollar. Manufacturing costs were $2 million higher overall, mostly because of higher fiber costs.

Nine months ended September 30, 2014 vs. September 30, 2013
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

26
(91)
49
50
1
9
11
(2)
53
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q1-Q3'13 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'14 OPERATING INCOME

Sales
Sales were $42 million lower, or 5%, to $730 million in the first nine months of the year. While the average transaction price improved by $45 per metric ton, across all subgrades but especially in fluff and softwood grades, its effect was more than offset by the 134,000 metric tons lower shipment volume. This 11% drop is attributable to more internal consumption of hardwood kraft pulp (the equivalent of approximately 40,000 metric tons), production slowback in recycled bleach kraft pulp and operational disruptions.
We accumulated 13,000 metric tons of finished goods inventory in the period, compared to a decrease of 19,000 metric tons in the same period last year.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $60 million lower in the period, but manufacturing costs were essentially unchanged after removing the effect of the lower volume and weaker Canadian dollar. This reflects the favorable effect of:

•	better labor costs and lower maintenance ($5 million);

•	lower pension and OPEB expenses ($5 million); and

•	lower internal chip costs and other miscellaneous improvements ($4 million);
offset in part by:

•	the abnormally cold winter ($8 million), including higher steam costs and wood prices in the U.S. southeast;

•	operational disruptions ($6 million), most of which occurred in the first quarter; and

•	lower contribution from the cogeneration facility at Saint-Félicien because of an increase in natural gas usage ($3 million).

WOOD PRODUCTS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions, except where otherwise stated)	2014	2013	2014	2013
Sales	$166	$146	$462	$426
Operating income (1)	24	—	51	32
EBITDA (2)	32	9	75	59
(in millions of board feet)
Shipments	422	417	1,195	1,100
Downtime	46	144	119	402
Inventory at end of period	124	107	124	107

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reason we include this measure, see note 1 under “Results of Operations – Consolidated Results– Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2014	2013	2014	2013
Net income including noncontrolling interests	$24	$—	$51	$32
Depreciation and amortization	8	9	24	27
EBITDA	32	9	75	59
Industry trends
Source: U.S. Census Bureau
U.S. housing starts averaged about 1 million on a seasonally-adjusted basis in the third quarter, or 16% better than the same quarter last year.

Three months ended September 30, 2014 vs. September 30, 2013
Operating income variance analysis

WOOD PRODUCTS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

23
(3)
4
1
(1)
24
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
Q3'13 OPERATING INCOME
Q3'14 OPERATING INCOME

Sales
Wood products sales were $20 million higher, or 14%, to $166 million, almost all of which is due to the $44 per thousand board feet higher average transaction price, which includes the weaker Canadian dollar’s unfavorable effect on sales in that currency. Despite the restart of our Maniwaki, Québec, sawmill in the second quarter of 2013, the refurbishment of the Comtois, Québec, sawmill and other capacity enhancement initiatives, shipments were only incrementally higher because we idled the Maniwaki sawmill for almost three months as a result of wood shortages. We drew down 30 million board feet of finished goods inventory in the quarter, compared to 42 million board feet draw-down in the same period last year.
Cost of sales, excluding depreciation, amortization and distribution costs
Segment COS dropped by $4 million because of the favorable effects of the weaker Canadian dollar. Overall manufacturing costs were unchanged due to higher log costs in the province of Québec because of the comprehensive modification of the forest tenure system ($3 million), and also lower internal wood chip selling prices ($3 million), which in turn benefits the other segments, partially offset by the recognition of additional tax credits in connection with infrastructure investments ($3 million) and better fiber efficiency ($1 million).

Nine months ended September 30, 2014 vs. September 30, 2013
Operating income variance analysis

WOOD PRODUCTS
(unaudited, in $ millions)

32
37
12
(13)
(20)
(14)
17
(4)
3
3
(2)
51
Q1-Q3'13 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
Q1-Q3'14 OPERATING INCOME

Sales
Sales were $36 million higher, or 8%, to $462 million, reflecting a 95 million board feet increase in shipments. When adjusting for the weaker Canadian dollar’s effect on sales denominated in that currency, the average transaction price was unchanged compared to the same period last year. The increase in shipments reflects stronger market demand as well as an increase in our production capacity, including the restart of our Maniwaki sawmill, the refurbishment of the Comtois sawmill and other capacity enhancement initiatives.
Cost of sales, excluding depreciation, amortization and distribution costs
After excluding the unfavorable effect of higher volume and the favorable effect of the weaker Canadian dollar, manufacturing costs increased by $14 million, almost entirely the result of higher log costs in the province of Québec due to the comprehensive modification of the forest tenure system ($15 million), and also lower internal wood chip selling prices ($8 million), offset in part by better fiber efficiencies ($4 million) and the recognition of additional tax credits in connection with infrastructure investments ($3 million).
Depreciation and amortization
The decrease in depreciation and amortization reflects the timing of the amortization of capitalized costs.

CORPORATE AND OTHER
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2014	2013	2014	2013
Cost of sales, excluding depreciation, amortization and distribution costs	$(7)	$(3)	$(15)	$(38)
Depreciation and amortization	(2)	(2)	(5)	(5)
Selling, general and administrative expenses	(2)	(3)	(7)	(16)
Closure costs, impairment and other related charges	(85)	(4)	(147)	(56)
Net gain on disposition of assets	—	—	2	2
Operating loss	$(96)	$(12)	$(172)	$(113)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reason we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2014	2013	2014	2013
Net loss including noncontrolling interests	$(172)	$(636)	$(257)	$(740)
Interest expense	12	12	35	39
Income tax (benefit) provision	(1)	617	(8)	546
Depreciation and amortization	2	2	5	5
EBITDA	$(159)	$(5)	$(225)	$(150)
Foreign exchange translation loss (gain)	17	(3)	14	9
Closure costs, impairment and other related charges	85	4	147	56
Inventory write-downs related to closures	6	—	10	5
Start-up costs	1	3	2	31
Net gain on disposition of assets	—	—	(2)	(2)
Write-down of equity method investment	50	—	50	—
Net loss on extinguishment of debt	—	—	—	59
Transaction costs	—	—	—	5
Other income, net	(2)	(2)	(6)	(26)
Adjusted EBITDA	$(2)	$(3)	$(10)	$(13)
Three months ended September 30, 2014 vs. September 30, 2013
Cost of sales, excluding depreciation, amortization and distribution costs
We incurred COS of $7 million in the third quarter, including the write-down of mill stores in connection with the permanent closure of the Laurentide mill ($5 million) and asset preservation costs at the Fort Frances mill ($2 million), which we permanently closed in the second quarter. This compares to COS of $3 million in the year-ago period, which included start-up costs at our Gatineau mill.

Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $85 million in the quarter, including $65 million of accelerated depreciation in connection with the permanent closure of our Laurentide mill, $11 million for severance and other termination benefits, and $5 million for other closure costs, including environmental remediation obligations.
We expect to record an additional $32 million of accelerated depreciation in the fourth quarter, representing the depreciation for the period of utilization until the mill’s permanent closure in mid-October.
Last year’s amount was only $4 million, including severance costs and a pension curtailment loss related to manning reductions at our Baie-Comeau, Québec, mill.
Nine months ended September 30, 2014 vs. September 30, 2013
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $23 million lower in the period. The most significant changes were:

•	start-up costs recorded in 2013 in connection with the restart of the Gatineau mill ($31 million), which began operation in June of 2013;

•	the recognition of research and development and insurance credits ($3 million); and

•	lower pension and OPEB expenses ($3 million);
only partially offset by:

•	higher asset preservation costs ($7 million), related mainly to the Fort Frances mill; and

•	higher stores inventory write-downs ($5 million) in connection with the closure of a machine at our Catawba mill and the permanent closure of the Laurentide mill.
Selling, general and administrative expenses
The SG&A allocated to “corporate and other” was $9 million lower in this year’s period, primarily because of lower project costs.
Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $147 million, compared to $56 million in the year-ago period. The current period included:

•
$65 million of accelerated depreciation, $11 million for severance and other termination benefits, and $5 million for other closure costs, including environmental remediation obligations, in connection with the permanent closure of the Laurentide mill;

•	accelerated depreciation following our decision in the second quarter to permanently close the idled paper machine at Catawba ($45 million);

•	idling and cleaning costs in the first quarter and severance charges in the second quarter at the Fort Frances mill ($8 million);

•	long-lived asset impairment charges in connection with our recycling assets ($6 million); and

•	accelerated depreciation in the first quarter for a paper machine closed at Iroquois Falls, Ontario ($3 million).
We recorded closure costs, impairment and other related charges of $56 million in the same period last year, including:

•	accelerated depreciation and severance costs associated with the idling of a newsprint machine at our Calhoun, Tennessee, mill ($49 million);

•	additional severance and clean-up costs for the 2012 idling of two machines in Fort Frances ($4 million); and

•	severance charges and a pension curtailment loss related to manning reductions at our Baie-Comeau mill ($4 million).

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our senior secured asset-based revolving credit facility, or “ABL credit facility”, to fund our operations, make pension contributions and finance our working capital and capital expenditures. As of September 30, 2014, we had cash and cash equivalents of $265 million and availability of $572 million under the ABL credit facility.
In our view, we have sufficient financial resources available to finance our business plan, meet working capital requirements and maintain an appropriate level of capital spending.
On October 30, 2014, we received a notice from the Ministry of Natural Resources and Forestry of Ontario directing us to repay a conditional incentive of Cdn$23 million ($20 million based on the exchange rate in effect on September 30, 2014) offered in 2007 toward the construction of an electricity-producing turbine, should we fail to restart our Fort Frances pulp and paper mill by December 2, 2014, or otherwise implement an alternative remedy that is acceptable to the ministry. We announced the permanent closure of the mill in the second quarter of 2014 and have since been exploring a number of opportunities for the mill, including continuing to operate the biomass boiler and electricity-producing turbine. We are not presently able to determine the outcome of this process, but we currently believe that we could reach an acceptable outcome for the ministry within the time limit prescribed.
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

•	increase certain advance rates for purposes of calculating the borrowing base.
Flow of Funds
Summary of cash flows

	Nine Months Ended September 30,
(unaudited, in millions)	2014	2013
Net cash provided by operating activities	$80	$110
Net cash used in investing activities	(133)	(113)
Net cash (used in) provided by financing activities	(2)	11
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net (decrease) increase in cash and cash equivalents	$(57)	$8
Nine months ended September 30, 2014 vs. September 30, 2013
Cash provided by operating activities
We generated $80 million of cash from operating activities in the first nine months of the year, compared to $110 million in the year-ago period. The change was affected by the lower sales volumes and higher costs related to the effect of the abnormally cold winter, as well as higher pension plan contributions, due to timing, partially offset by lower start-up costs.

Cash used in investing activities
Investing activities consisted of cash invested in fixed assets, up $18 million against the year-ago period, which reflects in part higher spending for capital projects, such as the northern Ontario sawmills and an upgrade to the Calhoun pulp mill to install a continuous digester and other wood chip processing equipment.
Cash (used in) provided by financing activities
We used $2 million in financing activities in the first nine months of 2014, compared to cash provided of $11 million in the same period last year. In 2013, we received proceeds of $13 million in connection with the issuance of the 2023 notes, net of the repurchase of 99% of the then-outstanding 2018 notes and the tender offer premium. We also paid financing and credit facility fees of $9 million, and received an $8 million contribution from our former joint venture partner in CNC in connection with our acquisition of their interest.
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
In connection with the establishment of the original regulations, our principal Canadian operating subsidiary had undertaken to make an additional solvency deficit reduction contribution of Cdn$75 to the affected plans, payable over four years, for each metric ton of capacity reduced in Québec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months. As part of the amendments to the funding relief regulations, it was determined that no additional contribution would be made in respect of any capacity reduction in Québec before April 13, 2013. The application of this undertaking in respect of capacity reductions in Ontario has yet to be settled. As a result of this undertaking to the provinces, we could be required to make additional solvency deficit reduction contributions of up to Cdn$12 million in 2015 and in each of the following three years.

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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of September 30, 2014. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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

RESOLUTE FOREST PRODUCTS INC.

ITEM 5. OTHER INFORMATION
Upon the recommendation of its human resources and compensation/nominating and governance committee, the Company’s board of directors awarded, as of November 6, 2014, performance share units, or “PSUs”, to each of our named executive officers. Together with its annual award of restricted stock units, or “RSUs”, the award forms part of the annual equity awards to named executive officers and other executive officers under the Resolute Forest Products Equity Incentive Plan. The PSUs were awarded in lieu of the options component previously offered.
Each PSU grants its recipient the right to receive one share of Company common stock as of the settlement date, subject to vesting and a performance adjustment. Holders of PSUs will be entitled to participate in dividends declared on the common stock, if any, through a grant of additional PSUs that will be subject to the same terms and conditions as the initial grant. The PSUs are not entitled to voting rights until settlement.
The number of PSUs initially awarded in each named executive officer’s annual equity grant was determined by dividing 50% of the dollar value of the equity award (as described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 4, 2014) by the simple arithmetic mean between the highest and lowest prices per share at which our common stock was traded on the New York Stock Exchange on each of the five trading days immediately preceding the November 6, 2014, grant date.

NEO	Title	Number of PSUs initially awarded
Richard Garneau	President and CEO	58,177
Jo-Ann Longworth	Senior VP and CFO	14,557
Jacques P. Vachon	Senior VP, corporate affairs and CLO	10,887
Yves Laflamme	Senior VP, wood products, procurement and information technology	12,472
John Lafave	Senior VP, pulp and paper sales and marketing	10,219
The awards will vest on February 28, 2018, subject to continued employment as of that date, except in the case of retirement, death, disability or involuntary termination, as more fully described in the form of award agreement.
Upon vesting, the recipient will receive a number of PSUs equal to the number initially awarded multiplied by the average payout under the Company’s short-term incentive plan for the three years preceding the vesting date. Accordingly, each recipient could receive between 0 and 150% of the number initially awarded. Awards can only be settled in Company stock.
The foregoing summarizes the material terms of the award agreement, the full text of which is filed herewith as Exhibit 10.1.

RESOLUTE FOREST PRODUCTS INC.

ITEM 6. EXHIBITS

Exhibit No.	Description

†10.1*	Resolute Forest Products Equity Incentive Plan Form of Performance Stock Unit Agreement.

†10.2*	Resolute Forest Products Equity Incentive Plan Form of Restricted Stock Unit Agreement.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.
†	This is a management contract or compensatory plan or arrangement.
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
Silvana Travaglini
Vice President and Chief Accounting Officer
Date: November 10, 2014

RESOLUTE FOREST PRODUCTS INC.

EXHIBIT INDEX

Exhibit No.	Description

†10.1*	Resolute Forest Products Equity Incentive Plan Form of Performance Stock Unit Agreement.

†10.2*	Resolute Forest Products Equity Incentive Plan Form of Restricted Stock Unit Agreement.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.
†	This is a management contract or compensatory plan or arrangement.
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