Form 10-K
period 2014-12-31
Resolute Forest Products Inc.
filed 2015-03-02
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 001-33776
RESOLUTE FOREST PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0526415
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014) was approximately $1,094 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑  No ☐
As of January 30, 2015, there were 94,786,157 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2014 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF
THIRD-PARTY DATA
Statements in this Annual Report on Form 10-K (“Form 10-K”) that are not reported financial results or other historical information of Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us” or the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts to continue to reduce costs and increase revenues and profitability, including our cost-reduction initiatives; business and operating outlook; future pension funding obligations; assessment of market conditions; prospects, growth strategies and the industry in which we operate; and strategies for achieving our goals generally, including the strategies described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business,” of this Form 10-K. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this Form 10-K include, but are not limited to, the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors.”
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
Market and Industry Data
The information on industry and general economic conditions in this Form 10-K was derived from third-party sources and trade publications we believe to be widely accepted and accurate. We have not independently verified the information and cannot assure you of its accuracy.
PART I
ITEM 1. BUSINESS
We are a global leader in the forest products industry, with a diverse range of products, including newsprint, specialty papers, market pulp and wood products. We own or operate some 40 pulp and paper mills and wood products facilities in the United States, Canada and South Korea, and power generation assets in Canada. Marketing our products in close to 80 countries, we have third-party certified 100% of our managed woodlands to at least one of three internationally-recognized sustainable forest management (“SFM”) standards.
Resolute Forest Products Inc., a Delaware corporation, was formed on January 25, 2007, from the merger of Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated. Our common stock trades under the stock symbol “RFP” on both the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (the “TSX”).

Executive Officers
The following is information about our executive officers as of March 2, 2015:

Name	Age	Position	Officer Since
Richard Garneau	67	President and Chief Executive Officer	2011
Pierre Laberge	58	Senior Vice President, Human Resources	2011
John Lafave	50	Senior Vice President, Pulp and Paper Sales and Marketing	2011
Yves Laflamme	58	Senior Vice President, Wood Products, Procurement and Information Technology	2007
Jo-Ann Longworth	54	Senior Vice President and Chief Financial Officer	2011
André Piché	56	Senior Vice President, Pulp and Paper Operations	2014
Richard Tremblay	51	Senior Vice President, Pulp and Paper Operations	2014
Jacques P. Vachon	55	Senior Vice President, Corporate Affairs and Chief Legal Officer	2007
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
Mr. Piché previously served as interim senior vice president, pulp and paper operations from November 1, 2013 to February 4, 2014. He served as vice president, pulp and paper operations from October 2012 to October 2013, as vice president, operational excellence from November 2007 to September 2012, and as general manager between 1996 and 2007 of our Baie-Comeau, Laurentide, and Clermont mills, all of which are located in Québec.
Mr. Tremblay previously served as interim senior vice president, pulp and paper operations from November 1, 2013 to February 4, 2014. He served as vice president, pulp and paper operations from June 2011 to October 2013. Prior to joining Resolute Forest Products in June 2011, he served as general manager of several mills at Smurfit Stone Container Corporation between 2002 and 2011.
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
Newsprint
We produce newsprint at 10 facilities in North America and one facility in South Korea. With total capacity of approximately 2.6 million metric tons, or approximately 9% of total worldwide capacity, we are the largest producer of newsprint in the world by capacity. We are also the largest North American producer of newsprint, with capacity of approximately 2.4 million metric tons, or approximately 41% of total North American capacity. We sell newsprint to newspaper publishers all over the world and also to commercial printers in North America for uses such as inserts and flyers. In 2014, approximately 60% of our total newsprint shipments were to North American markets.
Specialty papers
We produce specialty papers at five facilities in North America. Our specialty papers segment is composed of uncoated mechanical papers, including supercalendered, superbright, high bright, bulky book and directory papers, as well as coated mechanical papers. With total capacity of approximately 1.1 million metric tons, or approximately 27% of total North American capacity, we are the largest producer of uncoated mechanical papers in North America, and the third largest in the world. Also, with 435,000 metric tons of capacity, or approximately 14% of total North American capacity, we are North America’s third largest producer of coated mechanical papers. Our specialty papers are used in books, retail inserts, direct mail, coupons, magazines, catalogs and other commercial printing applications. We sell specialty papers to major commercial printers, direct mailers, publishers, catalogers and retailers, mostly in North America.
Market pulp
We produce market pulp at seven facilities in North America, with total capacity of approximately 1.7 million metric tons, or approximately 11% of total North American capacity, making us the third largest pulp producer in North America. Approximately 80% of our virgin pulp capacity is softwood-based: northern bleached softwood kraft pulp, southern bleached softwood kraft pulp and fluff pulp. We are also the largest producer of recycled bleached kraft pulp and a competitive producer of northern bleached hardwood kraft pulp and southern bleached hardwood kraft pulp. Wood pulp is the most commonly used material to make paper. Pulp not converted into paper is sold as market pulp, which is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers and other absorbent products. Approximately 26% of our 2014 market pulp shipments were exported outside of North America, including significant exports to Europe, Asia and Latin America.
Wood products
We operate 15 sawmills in Canada that produce construction-grade lumber sold in North America, mostly on the east coast. Our sawmills produce dimension spruce-pine-fir lumber and are a major source of wood chips for our pulp and paper mills and wood residue we use as fuel in our power cogeneration assets and other operations. In 2014, we shipped 1.5 billion board feet of construction-grade lumber within North America. We also operate two remanufactured wood products facilities in Canada that produce bed frame components, finger joints and furring strips, two engineered wood products facilities in Canada that produce I-joists for the construction industry, and one wood pellet facility in Canada.
For additional information on our corporate strategy, see “Our Business” under Item 7.

Pulp and paper manufacturing facilities
The following table lists the pulp and paper manufacturing facilities and the number of paper machines we owned or operated as of December 31, 2014, excluding facilities and paper machines that have been permanently closed as of December 31, 2014. The table presents our total 2014 production by product line (which represents all of our reportable segments except wood products), reflecting the impact of any downtime taken in 2014, and our 2015 capacity.

	Number of Paper Machines	2015	2014	2014 Production By Product Line
(In 000s of metric tons)		Total Capacity	Total Production	Newsprint	Specialty Papers	Market Pulp
Canada
Alma, Québec	3	349	336	—	336	—
Amos, Québec	1	197	174	174	—	—
Baie-Comeau, Québec	2	340	304	304	—	—
Clermont, Québec (1)(2)	2	226	335	335	—	—
Dolbeau, Québec	1	141	141	—	141	—
Gatineau, Québec	1	186	163	163	—	—
Kénogami, Québec	1	134	131	—	131	—
Saint-Félicien, Québec	—	356	302	—	—	302
Thorold, Ontario	1	197	151	151	—	—
Thunder Bay, Ontario	1	564	512	200	—	312
United States
Augusta, Georgia	2	408	372	372	—	—
Calhoun, Tennessee	3	610	513	33	392	88
Catawba, South Carolina	2	719	656	—	452	204
Coosa Pines, Alabama	—	271	258	—	—	258
Fairmont, West Virginia	—	218	149	—	—	149
Grenada, Mississippi	1	246	227	227	—	—
Menominee, Michigan	—	178	126	—	—	126
Usk, Washington (3)	1	244	197	197	—	—
South Korea
Mokpo, South Korea	1	200	169	169	—	—
Other
Permanently closed facilities and paper machines (4)			420	272	148	—
	23	5,784	5,636	2,597	1,600	1,439

(1)
Donohue Malbaie Inc. (“DMI”), which owns one of Clermont’s paper machines, is owned 51% by us and 49% by NYT Capital Inc. We manage the facility and wholly own all of the other assets at the site. Manufacturing costs are transferred between us and DMI at agreed-upon transfer costs. DMI’s paper machine produced 214,000 metric tons of newsprint in 2014. The amounts in the above table represent the mill’s total capacity and production including DMI’s paper machine.

(2)	On February 9, 2015, we permanently closed a paper machine in Clermont, following the announcement made on December 5, 2014 (representing approximately 122,000 metric tons of newsprint capacity).

(3)
Ponderay Newsprint Company is located in the state of Washington and is an unconsolidated partnership in which we have a 40% interest and, through a wholly-owned subsidiary, we are the managing partner. The balance of the partnership is held by affiliates of three newspaper publishers. The amounts in the above table represent the mill’s total capacity and production.

(4)
In 2014, we permanently closed our Fort Frances, Ontario, Iroquois Falls, Ontario, and Laurentide facilities, as well as paper machines in Baie-Comeau and Catawba. For additional information, see Note 5, “Closure Costs, Impairment and Other Related Charges,” to our Consolidated Financial Statements.

Wood products facilities
The following table lists the sawmills we owned or operated as of December 31, 2014, excluding facilities that have been permanently closed as of December 31, 2014. The table presents our total 2014 production, reflecting the impact of any downtime taken in 2014, and our 2015 capacity. We do not have access to enough timber to operate most of the sawmills at their total mechanical capacity.

	2015	2014
(In million board feet)	Total Capacity	Total Production
Atikokan, Ontario (1)	145	—
Comtois, Québec	145	114
Girardville-Normandin, Québec	218	199
Ignace, Ontario (2)	115	1
La Doré, Québec	185	185
La Tuque, Québec (3)	175	118
Maniwaki, Québec	160	93
Mistassini, Québec	175	167
Obedjiwan, Québec (4)	65	34
Pointe-aux-Outardes, Québec	175	113
Saint-Félicien, Québec	160	113
Saint-Hilarion, Québec	85	34
Saint-Ludger-de-Milot, Québec (5)	135	101
Saint-Thomas, Québec	75	75
Senneterre, Québec	155	86
Thunder Bay, Ontario	300	273
	2,468	1,706

(1)	Our Atikokan facility is expected to start the ramp-up process of its operations in the second quarter of 2015.

(2)	On December 1, 2014, our Ignace facility started the ramp-up process of its operations.

(3)
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

The following table lists the remanufactured wood, engineered wood and wood pellet products facilities we owned or operated as of December 31, 2014 and their respective 2015 capacity and 2014 production.

	2015	2014
(In million board feet, except where otherwise stated)	Total Capacity	Total Production
Remanufactured Wood Products Facilities
Château-Richer, Québec	66	62
La Doré, Québec	16	14
Total Remanufacturing Wood Facilities	82	76
Engineered Wood Products Facilities
Larouche and Saint-Prime, Québec (million linear feet) (1)	145	103
Wood Pellet Products Facility
Thunder Bay, Ontario (in thousands of metric tons) (2)	45	2

(1)
Abitibi-LP Engineered Wood Inc. and Abitibi-LP Engineered Wood II Inc. are located in Larouche and Saint-Prime, respectively, and are unconsolidated entities in which we have a 50% interest in each entity. We operate the facilities and our joint venture partners sell the products. The amounts in the above table represent the mills’ total capacity and production.

(2)
On October 27, 2014, our Thunder Bay wood pellet facility started the ramp-up process of its operations. The facility has a ten-year agreement to supply the local power utility with 45,000 metric tons of pellets annually.

Other products
We also sell green power produced from renewable sources, wood chips and other wood related products to customers located in Canada and the United States. Sales of these other products are considered a recovery of the cost of manufacturing our primary products.
Raw Materials
Our operations consume substantial amounts of raw materials such as wood, recovered paper (old newspapers, old magazines and sorted office paper), chemicals and energy in the manufacturing of our paper, pulp and wood products. We purchase raw materials and energy sources (to complement internal generation) primarily on the open market.
Wood
Our sources of wood include purchases from local producers, including sawmills that supply residual wood chips, wood harvested from timber supply guarantees, property on which we possess harvesting rights, and property we own or lease. In Québec, new legislation has replaced the use of timber supply and forest management agreements with timber supply guarantees on Crown-owned land as of April 1, 2013. As a result, we no longer own long-term harvesting rights contracts in Québec but instead are allocated a certain volume of supply through timber supply guarantees. These guarantees are five years in length and are renewable, subject to certain conditions. As of December 31, 2014, we were allocated 4.4 million cubic meters of supply through the timber supply guarantees. In Ontario, we had long-term harvesting rights for approximately 11.4 million acres of Crown-owned land, as of December 31, 2014. The harvesting rights licenses in Ontario are 20 years in length and automatically renew every five years, contingent upon our continual compliance with environmental performance and reforestation requirements.
We depend heavily on harvesting rights and timber supply guarantees over crown land in Ontario and Québec, respectively. In particular, the volume of harvest permitted under these licenses is subject to limits, sometimes referred to as the “annual allowable cut,” which are reviewed regularly, typically every five years. Between 2006 and 2011, the chief forester of the province of Québec ordered reductions to the allowable harvest of approximately 34% in Québec. Also, as of April 1, 2013, about 25% of the then remaining timber supply guarantees allocated in Québec were transferred to an open auction system that was implemented in 2013. In 2014, the chief forester revised the annual allowable cut, effective April 1, 2015, increasing supply through our timber supply guarantees by 0.1 million cubic meters.
We have sought out independent certification for 100% of the forests that we manage or on which we hold significant harvesting rights in order to demonstrate our strong belief that it is possible to carefully harvest trees while maintaining biodiversity and protecting the forest values important to a range of stakeholders. The woodlands that we manage are all independently certified to one or more of the three internationally-recognized SFM standards in use in Canada: Sustainable Forestry Initiative® (“SFI®”), Forest Stewardship Council® (“FSC®”) and Canadian Standards Association. In 2014, we successfully renewed SFI certificates for all of our managed woodlands in Québec and maintained our SFI SFM certification across Ontario. In addition, we continue to be one of the largest holders of FSC SFM certificates in North America and have successfully renewed our FSC certificates in several areas, including the Mauricie, Abitibi and North Shore regions of Québec. However, a previously stated goal to certify 80% of our managed forests to the FSC standard is no longer realistic or appropriate considering recent developments and interpretations. We received notice of three temporary suspensions under the FSC National Boreal Standard in 2013, and one of those certificates (Mistassini-Péribonka, Québec) expired on December 3, 2014. All of the areas in question remain certified under the SFI standard, and we remain fully committed to 100% certification to one or more of the three internationally-recognized SFM standards in use in Canada. Additionally, we have instituted fiber-tracking systems at all of our North American facilities (with the exception of our new Atikokan and Ignace sawmills that will be implemented in 2015) to ensure that our wood fiber supply comes from acceptable sources such as certified forests and legal harvesting operations. These systems are third-party certified according to one or more of three internationally-recognized chain of custody standards, namely SFI, FSC and Programme for the Endorsement of Forest Certification (“PEFC”). For both our internal and external wood and fiber sources, 100% is procured through the FSC Controlled Wood standard, the PEFC due diligence requirements or the SFI fiber sourcing requirements, and in some cases a combination of these standards.
We strive to improve our forest management and wood fiber procurement practices and we encourage our wood and fiber suppliers to demonstrate continual improvement in forest resource management, wood and fiber procurement and third-party certification.

On October 12, 2006, an agreement regarding Canada’s softwood lumber exports to the U.S. became effective (the “2006 Softwood Lumber Agreement”). The 2006 Softwood Lumber Agreement provides for, among other things, softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces being exempt from these border restrictions. Volume quotas have been established for each company within the provinces of Ontario and Québec based on historical production, and the volume quotas are not transferable between provinces. Quota volume restrictions are lifted if U.S. composite prices rise above $355 composite per thousand board feet. On January 23, 2012, Canada and the U.S. announced a two-year extension to the 2006 Softwood Lumber Agreement, through October 2015. There is no assurance that the 2006 Softwood Lumber Agreement will be renewed or, if it is renewed, that we could benefit from provisions under Article XII of the agreement for an exemption in light of Québec’s new forest tenure system implemented in 2013, that export duties will not be increased from current ranges or that other thresholds in the 2006 Softwood Lumber Agreement, such as differential trigger prices, surge limits, and quotas, will not change in a manner that could adversely affect us.
Recovered paper
We are one of the largest consumers of recycled fiber in North America and have a number of de-inking plants that use advanced mechanical and chemical processes to manufacture high quality pulp from recovered paper. Using recovered paper, we produce, among other things, recycled newsprint comparable in quality to paper produced with 100% virgin fiber pulp. The Thorold and Mokpo newsprint operations, and the Menominee and Fairmont pulp operations, produce products containing 100% recycled fiber. In 2014, we used 1 million metric tons of recovered paper in our production processes and the recycled fiber content in the newsprint we produced averaged 18%.
Energy
Steam and electrical power constitute the primary forms of energy used in pulp and paper production. Process steam is produced in boilers using a variety of fuel sources, as well as heat recovery units in mechanical pulp facilities. All of our mills produce 100% of their own steam requirements, with the exception of our Thorold mill. In 2014, our Alma, Calhoun, Catawba, Coosa Pines, Dolbeau, Gatineau, Kénogami, Saint-Félicien and Thunder Bay operations collectively consumed approximately 47% of their electrical requirements from internal sources, notably on-site cogeneration and hydroelectric dams. The balance of our energy needs was purchased from third parties. We have seven sites that operate cogeneration facilities and all of these sites generate primarily “green energy” from carbon-neutral biomass. In addition, we utilize alternative fuels such as methane from landfills, used oil and tire-derived fuel to reduce consumption of fossil fuels.
As of December 31, 2014, we had one hydroelectric generation and transmission network (Hydro-Saguenay in the Saguenay region of Québec), which consisted of seven generating stations with 170 MW of capacity and generation of 1,162 GWh. The water rights agreements required to operate some of these facilities typically range from 10 to 25 years and are generally renewable, under certain conditions, for additional terms. In some cases, the agreements are contingent on the continued operation of the related paper mills and a minimum level of capital spending in the region. For the other facilities, the right to generate hydroelectricity stems from our ownership of the bed of the river on which these facilities are located.
Competition
In general, our products are globally-traded commodities and are marketed in some 80 countries. The markets in which we compete are highly competitive and, aside from quality specifications to meet customer needs, the production of our products does not depend upon a proprietary process or formula. Pricing and the level of shipments of our products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in currency exchange rates. Any material decline in prices for our products or other adverse developments in the markets for our products could have a material adverse effect on our results of operations or financial condition. Prices for our products have been and are likely to continue to be highly volatile.
Newsprint, one of our principal products, is produced by numerous manufacturers worldwide. In 2014, the five largest North American producers represented approximately 80% of North American newsprint capacity and the five largest global producers represented approximately 33% of global newsprint capacity. Our total newsprint capacity is approximately 9% of worldwide newsprint capacity. We face competition from both large global producers and numerous smaller regional producers. Price, quality and customer relationships are important competitive determinants.
Our specialty papers, including uncoated mechanical papers and coated mechanical papers, compete on the basis of price, quality, service and breadth of product line. With approximately 27% of North American uncoated mechanical papers capacity, we are the largest producer of uncoated mechanical papers in North America and the third largest in the world. We compete with numerous uncoated mechanical paper producers, with the five largest North American producers representing 76% of the North American uncoated mechanical papers capacity and the five largest global producers representing 51% of global uncoated mechanical papers capacity in 2014. In addition, imports from overseas accounted for approximately 9% of North

American uncoated mechanical paper demand in 2014. We also compete with a number of other coated mechanical paper producers with operations in North America. In 2014, the five largest North American producers represented approximately 86% of North American capacity for coated mechanical papers. We compete with numerous worldwide suppliers of other grades of paper such as coated freesheet and supercalendered paper. Imports of coated mechanical papers accounted for approximately 9% of North American demand in 2014.
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
As with other global commodities, the competitive position of our products is significantly affected by fluctuations in foreign currency exchange rates. For additional information, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Risk,” of this Form 10-K.
Trends in advertising, electronic data transmission and storage, and the Internet are expected to have further adverse effects on the demand for traditional print media, including our products and those of our customers. For additional information, see Item 1A, “Risk Factors – Developments in alternative media are expected to continue to adversely affect the demand for some of our key products, especially in North America, and our responses to these developments may not be successful,” of this Form 10-K.
Emergence From Creditor Protection Proceedings
AbitibiBowater Inc. (our predecessor entity) and all but one of its debtor affiliates successfully emerged from creditor protection proceedings under Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”) and the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”), as applicable (collectively, the “Creditor Protection Proceedings”) on December 9, 2010. The wholly-owned subsidiary operating the Mokpo, South Korea operations and almost all of the less than wholly-owned subsidiaries operated outside of the Creditor Protection Proceedings. We refer to AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries as the “Debtors.” We refer to the Chapter 11 Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and the CCAA Debtors’ CCAA Plan of Reorganization and Compromise, in each case as amended and including all exhibits and supplements thereto, together as the “Plans of Reorganization,” each as a “Plan of Reorganization” and individually as the “Chapter 11 Reorganization Plan” and the “CCAA Reorganization Plan,” respectively. Pursuant to the Plans of Reorganization, all disputed claims have been definitively resolved. The Debtors’ Chapter 11 cases are closed; the CCAA proceedings have yet to be closed as the monitor is continuing to assist in certain post-emergence court proceedings.
Employees
As of December 31, 2014, we employed approximately 7,700 people, of whom approximately 5,300 were represented by bargaining units, primarily the Unifor Union and the Confederation of National Trade Unions (the “CNTU”) in Canada and predominantly by the United Steelworkers International (the “USW”) in the U.S.
On February 17, 2014, we announced a five year renewal of the master collective agreement covering four unionized U.S. pulp and paper mills. The agreement covers about 1,400 employees, represented by the USW, the International Brotherhood of Electrical Workers (the “IBEW”) and the United Association of Journeymen and Apprentices of the Plumbing, Pipefitting and Sprinkler Fitting Industry of the U.S. and Canada. The four mills represent 35% of our pulp and paper production capacity.
We entered into an agreement with the Unifor Union on May 22, 2014, to renew the collective agreements for a four-year period. This agreement was replicated with the IBEW, the United Association of Plumbers and Steamfitters and the International Union of Operating Engineers. Collectively, these agreements cover nearly 1,300 employees across eight pulp and paper mills in Canada, accounting for over 37% of our pulp and paper capacity.
On September 22, 2014, we entered into an agreement with the Unifor Union to renew the collective agreements for periods of four to six years, covering approximately 500 employees in four sawmills in Canada.
On January 20, 2015, we reached a four-year agreement with the USW, covering approximately 400 employees in three woodlands operations in Northwestern Ontario.
Collective agreements covering approximately 500 employees in Canada, affecting two of our pulp and paper operations, are scheduled to expire in 2015. We also have collective agreements covering approximately 1,500 employees in eight sawmills and four woodlands operations in Canada that have either expired or are scheduled to expire in 2015. While we intend to negotiate to renew collective agreements, there can be no assurance that we will be able to renew agreements on satisfactory terms, or that we will maintain continuously satisfactory agreements with all of our unionized employees. Should we be unable to do so, it could result in strikes, work stoppages or disturbances by affected employees, which could cause us to experience a disruption of operations and affect our business, financial condition or results of operations.
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
Developments in alternative media are expected to continue to adversely affect the demand for some of our key products, especially in North America, and our responses to these developments may not be successful.
Trends in advertising, electronic data transmission and storage, and the Internet are expected to have further adverse effects on the demand for traditional print media, including our products and those of our customers. Neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine, book and catalog publishing customers could increase their use of, and indeed compete with, other forms of media and advertising and electronic data transmission and storage, such as television, electronic readers and websites. This could then reduce their consumption of newsprint, commercial printing papers or other products we manufacture. The demand for some of our products has weakened significantly over the last several years; for example, according to industry statistics, North American newsprint demand fell by 6% in 2010, 7% in 2011, 1% in 2012, 10% in 2013 and 9% in 2014. This trend, which similarly affects our specialty papers, could continue as a result of developments in alternative media, lower North American newspaper circulation, weaker advertising, grade substitution and conservation measures taken by publishers and retailers.
We could be required to record significant additional closure costs and long-lived asset impairment or accelerated depreciation charges.
We have responded to the changing market dynamics by optimizing assets and streamlining our production. If demand for our products continues to decline, or if the pace of decline accelerates, it may be necessary to curtail production even further, or permanently shut down more machines and facilities. In addition to the potential loss of production, curtailments and shutdowns could result in asset impairments or accelerated depreciation and cash closure costs for the affected facilities, including restructuring charges and exit or disposal costs, which could negatively impact our cash flows and materially affect our results of operations and financial condition.

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
Variations in exchange rates could also significantly affect our competitive position. In 2014, for example, the strength of the U.S. dollar against certain European currencies and the rapidly devaluating Russian ruble negatively affected the competitive position of North American newsprint producers selling in certain U.S. dollar-denominated international newsprint markets, like Asia. Some of our European and Russian competitors were able to price business more aggressively in those markets as a result of the relative weakness of their local currency, which negatively affected our ability to compete, forcing us to take steps to limit our exposure to these markets.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects. In 2013 and 2014, the Canadian dollar fluctuated between a low of US$0.86 in December of 2014 and a high of US$1.02 in January of 2013. Based on operating projections for 2015, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $12 million, and vice versa.
Furthermore, certain other assets and liabilities, including a substantial portion of our net pension and other postretirement benefit obligations and our deferred income tax assets, are denominated in Canadian dollars. As a result, our earnings can be subject to the potentially significant effect of foreign currency translation gains or losses in respect of these Canadian dollar net monetary assets. In this case, a strengthening of the Canadian dollar against the U.S. dollar in any given period would generally cause a foreign currency translation gain, and a weakening of the Canadian dollar would generally lead to a foreign currency translation loss.
Our business is subject to global economic conditions; soft conditions could cause a number of the risks we face to increase in likelihood, magnitude and duration.
Our operations and performance depend significantly on worldwide economic conditions. During the global financial crisis and the slow recovery that has followed, customers across all of our businesses delayed and reduced expenditures in response to deteriorating macroeconomic and industry conditions and uncertainty, which has had a significant negative impact on the demand for our products and therefore, the cash flows of our businesses. If global economic conditions were to soften again, we would expect higher unemployment and lower gross domestic product growth rates to further affect demand for newsprint, specialty papers and pulp. We believe that in the last downturn, many end consumers reduced newspaper and magazine subscriptions as a direct result of their financial circumstances, contributing to lower demand for our products by our customers. Advertising demand in magazines and newspapers, including classified advertisements, and demand from automotive dealerships and real estate agencies was also impacted by higher unemployment, lower automobile sales and the tepid real estate environment. Lower demand for print advertisements leads to fewer pages in newspapers, magazines and other advertisement circulars and periodicals, decreasing the demand for our products. Furthermore, while there has been some economic recovery, consumer and advertising-driven demand for our paper products may never recover to prior levels as purchasing habits could be permanently changed. Demand for our market pulp products is generally associated with production rates with paper producers, as well as consumption trends for products such as tissue, toweling and absorbent products.
The economic downturn had a profoundly negative impact on the U.S. housing industry, which is a significant driver for demand of our lumber and other wood-based products, and could be expected to have a similar effect if global conditions were to soften again. According to the U.S. Census Bureau, U.S. housing starts declined from approximately 2.1 million in 2005 to a low of approximately 0.6 million in 2009, reflecting a 71% decline. Although conditions have improved since the downturn, these conditions could redevelop. During these types of conditions, with a low level of primary demand for our lumber and other wood-based products, we would expect our wood products business to operate at a low level until there is a meaningful recovery in new residential construction demand. Furthermore, with less lumber demand, sawmills generate less wood chips that we use in our pulp and paper mills, which leads the pulp and paper mills to increase their supply from the open market, where prices can fluctuate with market conditions. We would also have less wood residue to use internally, which would increase our fossil fuel consumption and, as a result, our costs.
We face intense competition in the forest products industry and the failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.
We compete with numerous forest products companies, some of which have greater financial resources than we do. The trend toward consolidation in the forest products industry has led to the formation of sizable global producers, with greater flexibility in pricing and financial resources for marketing, investment and expansion than we do. Because the markets for our products are all highly competitive, actions by competitors can affect our ability to compete and the volatility of prices at which products are sold.
The forest products industry is capital intensive, and requires significant investment to remain competitive. Some of our competitors may be lower-cost producers in some of the businesses in which we operate. In particular, the sizable investments in new, low-cost hardwood grade pulp capacity in South America, whose costs are thought to be very competitive, and the actions those mills take to gain market share, could adversely affect our competitive position in similar grades. This in turn could affect our sales, operating income and cash flows, and push us to consider significant capital investments to remain competitive. Failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations.
Based on market interest, we offer a number of our products, particularly market pulp and wood products, with specific designations to one or more globally-recognized SFM and chain of custody standards. Our ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond our control, such as: changes to the interpretation or the application of the standards; the adequacy of government-implemented conservation measures; and the existence of territorial disputes between First Nations and governments. If we are unable to offer certified products, or to meet commitments to supply certified product, it could affect the marketability of our products and our ability to compete with certain producers.
Negative publicity, even if unjustified, could have a negative impact on our brand and the marketability of our products.
We believe that Resolute has established a reputation for transparent communications, responsible forestry practices and overall sustainability leadership; we believe that our commitment to sustainable and responsible forestry practices extend well beyond strict compliance with applicable forestry regulations, which in Québec and Ontario are already among the most, if not the most, rigorous in the world. Negative publicity, whether or not justified, relating to our operations could tarnish our reputation or reduce the value of our brand and market demand for our products. In addition, the actions of activists, whether or not justified, could impede or delay our ability to access raw materials or obtain third-party certifications with respect to SFM standards in order to supply certified products. In these cases, we could also have to incur expenses and dedicate additional resources to rebuild our reputation and restore the value of our brand.
The forest products industry is highly cyclical; fluctuations in the prices of, and the demand for, our products could result in small or negative profit margins, lower sales volumes and curtailment or closure of operations.
The forest products industry is highly cyclical. The overall levels of demand for the products we manufacture and consequently, our sales and profitability, reflect fluctuations in levels of end-user demand, which depend at least in part on general economic conditions in North America and the world. In addition to end-user demand, we’ve experienced cyclical changes in prices, sales volume and margins for our products as a result of changing market trends and the effect of capacity fluctuations on supply and demand as well as the relative competitiveness of producers. Because our commodity products have few distinguishing qualities from producer to producer, competition is based mainly on price, which is determined by supply relative to demand, which is in turn affected by the factors described above.

We could be required to make contributions to our Canadian pension plans at levels that could be significantly higher than expected, which could have an adverse impact on our financial condition.
The funding of our material Canadian registered pension plans, which we refer to as the “affected plans,” representing approximately 70% of our unfunded pension obligations as of December 31, 2014, is governed by regulations specific to us, adopted by the provinces of Ontario and Québec. We refer to these regulations, the effect of which will lapse in 2020, as the “funding relief regulations.”
While the basic amount of our aggregate annual contribution in respect of the solvency deficits in the affected plans for each year until 2020 is fixed, the funding relief regulations include a requirement to make a supplemental contribution, beginning in 2016, if the plans’ aggregate solvency ratio is more than 2% below the target specified in the regulations for the preceding year, subject to certain conditions. Should prevailing interest rates remain at the low levels applicable as of year-end 2014, based on our expected benefit payments in 2015, we expect that we will be required to make a supplemental contribution of Cdn $25 million in 2016, depending on a number of conditions. Accordingly, the supplemental contributions we could be required to make in 2016 and future years could be material, which could negatively impact our cash flows and materially affect our financial condition.
In connection with the establishment of the original funding relief regulations, our principal Canadian operating subsidiary had undertaken to make an additional solvency deficit reduction contribution of Cdn $75 to the affected plans, payable over four years, for each metric ton of capacity reduced in Québec or Ontario, in the event of any permanent machine closure or temporary downtime of more than six consecutive months or nine cumulative months over a period of 18 months. This undertaking expires on December 31, 2015, but, by its terms, contemplated the possibility of an extension. As part of the 2014 amendments to the funding relief regulations, it was determined that no additional contribution would be made in respect of any capacity reduction in Québec before April 13, 2013. The application of this undertaking in respect of capacity reductions in Ontario has yet to be settled. As a result of this undertaking to the provinces, starting in 2015 and for each of the next three years, we expect we will be required to make additional contributions of approximately Cdn $20 million.
It is also possible that provincial pension regulators could attempt to compel additional funding of certain of our Canadian registered pension plans in respect of plan members associated with sites we formerly operated in their respective provinces. On June 12, 2012, we filed a motion for directives with the Québec Superior Court in Canada, the court with jurisdiction in the CCAA Creditor Protection Proceedings, seeking an order to prevent pension regulators in each of Québec, New Brunswick and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($130 million, based on the exchange rate in effect on December 31, 2014), would have to be funded if we do not obtain the relief sought. At this time, we cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.
We could be required to record additional valuation allowances against our recorded deferred income tax assets.
We recorded significant deferred income tax assets relating to our Canadian operations in our consolidated balance sheet as of December 31, 2014. If, in the future, we determine that we are unable to recognize these deferred income tax assets as a result of sustained cumulative losses in our Canadian operations, we could be required to record additional valuation allowances for the portion of the deferred income tax assets that are not recoverable. Such valuation allowances, if taken, would be recorded as a charge to income tax expense and would negatively impact our results of operations.
The terms of our ABL credit facility and the indenture governing our senior notes could restrict our current and future operations, particularly our ability to respond to changes and to take certain actions.
The indenture governing our 5.875% senior notes due 2023, or the “2023 Notes,” and the credit agreement governing our senior secured asset-based revolving credit facility, or the “ABL Credit Facility,” contain a number of restrictive covenants that impose operating and financial restrictions on us and could limit our ability to engage in activities that might be in our long-term best interests, including, among other things, restrictions on our ability to: incur, assume or guarantee significant additional indebtedness; issue redeemable stock and preferred stock; pay dividends or make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase certain debt; make loans and investments; incur liens; restrict dividends, loans or asset transfers from our subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates; and enter into new lines of business.
A breach of the covenants under the indenture governing our notes or under the ABL Credit Facility could result in an event of default, which could allow holders and lenders, as the case may be, to accelerate their debt and could result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. An event of default under the ABL Credit Facility would also allow the lenders to terminate all commitments to extend further credit thereunder. If we were unable to repay amounts due and payable under the ABL Credit Facility, the lenders would have the right to proceed against the collateral securing the indebtedness. In any of these events, we and our subsidiaries might not have sufficient assets to repay the indebtedness. As a result, we could be: limited in how we conduct our business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to compete effectively or to take advantage of new business opportunities.
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
Our corporate strategy includes, on the one hand, a profitable retreat from certain paper grades, and on the other, using our strong financial position to act on opportunities to diversify and grow. This could require significant capital investments with uncertain return outcomes, as we seek to improve our performance and margins by: leveraging our lower-cost position; maintaining a stringent focus on reducing costs and optimizing our diversified asset base; maximizing the benefits of our access to virgin fiber and managing our exposure to volatile recycled fiber; and pursuing our strategy of managing production and inventory levels and focusing production at our most profitable and lower-cost facilities and machines. We also believe in taking an opportunistic approach to strategic initiatives, with a particular focus on reducing our cost position, improving our product diversification, providing synergies or allowing us to expand into future growth markets. There are risks associated with the implementation of these strategies, which are complicated and involve a substantial number of mills, machines, capital and personnel. To the extent we are unsuccessful in achieving these strategies, our results of operations may be adversely affected.
There is uncertainty with respect to future regulation of our Canadian softwood lumber exports to the United States.
Our Canadian softwood lumber exports to the United States are subject to export duties and quota restrictions imposable under the 2006 Softwood Lumber Agreement, which is scheduled to expire in October of 2015. Duties and restrictions are based on the market price of a composite index in relation to thresholds specified in the agreement. There was no duty imposable in 2014, but since the inception of the agreement, we have paid approximately $79 million in duties.
There is no assurance that the 2006 Softwood Lumber Agreement will be renewed or, if it is renewed, that we could benefit from provisions under Article XII of the agreement for an exemption in light of Québec’s new forest tenure system implemented in 2013, that export duties will not be increased from current ranges or that other thresholds in the 2006 Softwood Lumber Agreement, such as differential trigger prices, surge limits, and quotas, will not change in a manner that could adversely affect us. Furthermore, if the 2006 Softwood Lumber Agreement expires without being renewed or replaced, it could lead to the imposition of export duties or other protective measures, such as anti-dumping duties or countervailing duties, that are higher than the export duties that are currently imposable under the 2006 Softwood Lumber Agreement. The 2006 Softwood Lumber Agreement provides that no trade sanctions can be imposed with respect to the importation of softwood lumber from Canada for the twelve month period following its expiration, that is, until October of 2016.
Our manufacturing businesses may have difficulty obtaining wood fiber at favorable prices, or at all.
Wood fiber is the principal raw material we use in our business. We use both virgin fiber - wood chips and logs - and recycled fiber - old newspapers, old magazines and sorted office paper - as fiber sources for our pulp and paper mills. The primary source for wood fiber is timber. Regulatory developments, activist campaigns and litigation advanced by Aboriginal groups or other interested parties have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada.
We depend heavily on harvesting rights and timber supply guarantees over crown land in Ontario and Québec, respectively. In particular, the volume of harvest permitted under these licenses is subject to limits, sometimes referred to as the “annual allowable cut,” which are reviewed regularly, typically every five years. Between 2006 and 2011, the chief forester of the province of Québec ordered reductions to the allowable harvest of approximately 34% in Québec. Also, as of April 1, 2013, about 25% of the then remaining timber supply guarantees allocated in Québec were transferred to an open auction system that was implemented in 2013. In 2014, the chief forester revised the annual allowable cut, effective April 1, 2015, increasing supply through our timber supply guarantees by 0.1 million cubic meters. Accordingly, a significant portion of the fiber we need to operate our business is subject to market forces, which could reduce availability and/or increase the costs to supply fiber.
In addition to regulatory constraints, our supply of timber could be affected by future domestic or foreign regulation, litigation advanced by Aboriginal groups or other interested parties, and actions taken by activist organizations to influence any of the foregoing. These activities could focus on any one or more of: the use of timberlands; forest management practices; SFM certification standards; the protection of endangered species; the promotion of forest biodiversity and the response to and prevention of catastrophic wildfires. Our access to timber may also be affected by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding and other natural and man-made causes, thereby potentially reducing supply and increasing prices. As is typical in the industry, we do not maintain insurance for any loss to our access to standing timber from natural disasters or other causes.
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
Our operations consume substantial amounts of energy, such as electricity, natural gas, fuel oil and wood residue, a substantial proportion of which we buy on the open market. The main raw materials we require in our manufacturing process are chemicals, wood fiber and recovered paper. The prices for raw materials and energy are volatile and may change rapidly, directly affecting our results of operations. The availability of raw materials and energy may also be disrupted by many factors outside our control, adversely affecting our operations. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile, impacting our manufacturing costs and contributing to earnings volatility. The pricing of recycled fiber is also subject to market influences and has experienced significant fluctuations in recent years.
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
We could be required to record additional environmental liabilities.
We are subject to a wide range of general and industry-specific laws and regulations relating to pollution and the protection of the environment, including those governing air emissions, wastewater discharges, timber harvesting, the storage, management and disposal of regulated substances and waste, the investigation and clean-up of contaminated sites, landfill and lagoon operation and closure, forestry operations, endangered species habitat and health and safety. Noncompliance with these regulations can result in significant civil or criminal fines or penalties, damage to our reputation, higher activity levels from activists or claims by private parties, any of which, alone or in combination, could require us to spend substantial amounts of money on pollution control equipment, additional wastewater treatment facilities or initiatives to rebuild our reputation. As an owner and operator of real estate and manufacturing and processing facilities, we may also be liable under environmental laws for cleanup and other costs and damages, including investigation costs, tort liability and damages to natural resources, resulting from past or present spills, releases or threats of releases of regulated substances and waste on or from our current or former properties. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of, any spill, release or threats of releases of any regulated substances or waste on or from any current or former property, or at properties where we arranged for the disposal of regulated materials. Claims may also arise out of currently unknown environmental conditions or aggressive enforcement efforts by government regulators, public interest groups or private parties. As a result of the above, we may be required to record additional environmental liabilities.
We are subject to physical and financial risks associated with climate change.
Our operations and the operations of our suppliers are subject to climate variations, which impact the productivity of forests, the distribution and abundance of species and the spread of disease or insect epidemics, which may adversely or positively affect timber production. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, snow and ice storms, which could also affect our woodlands or cause variations in the cost for raw materials, such as fiber. Changes in precipitation resulting in droughts could adversely affect timber or our hydroelectric production, thereby increasing our energy costs.
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
As of December 31, 2014, we employed approximately 7,700 people, of whom approximately 5,300 were represented by bargaining units, primarily the Unifor Union and the CNTU in Canada and predominantly by the USW in the U.S. The collective agreements covering approximately 500 employees in Canada are scheduled to expire in 2015, affecting two of our pulp and paper operations. We also have collective agreements covering approximately 1,500 employees in eight sawmills and four woodlands operations in Canada that have either expired or are scheduled to expire in 2015.
While we intend to negotiate to renew collective agreements, there can be no assurance that we will be able to renew agreements on satisfactory terms, or that we will maintain continuously satisfactory agreements with all of our unionized employees. Should we be unable to do so, it could result in strikes, work stoppages or disturbances by affected employees, which could cause us to experience a disruption of operations and affect our business, financial condition or results of operations.
The occurrence of extreme weather and natural or man-made disasters could disrupt our supply chain and the delivery of our products and adversely affect our financial condition or results of operations.
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
There are several significant holders of our common stock who own a substantial percentage of the outstanding shares of our common stock. These holders could be in a position to influence the outcome of actions requiring shareholder approval, including, among other things, the election of board members, and could increase their percentage ownership of our common stock. This concentration of ownership could also facilitate or hinder a negotiated change of control and consequently, impact the value of our common stock. Furthermore, the possibility that one or more of these holders may sell all or a large portion of our common stock in a short period of time may adversely affect the trading price of our common stock.
We are subject to cyber-security risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology that manages operations and other business processes.
We use information technologies to securely manage operations and various business functions. We rely on various technologies to process, store and report on our business and interact with customers, vendors and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security design and controls, and those of our third party providers, our information technology and infrastructure may be vulnerable to cyber attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could result in operational disruptions or the misappropriation of sensitive data that could subject us to civil and criminal penalties, litigation or have a negative impact on our reputation. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition. The U.S. and Canadian legislatures also are considering cyber-security legislation that, if enacted, could impose additional obligations on us and could expand our potential liability in the event of a cyber-security incident.
Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.
As a result of our international sales and operations, we are subject to trade and economic sanctions and other restrictions imposed by the United States, Canada and other governments or organizations, including prohibitions in the U.S. against foreign competitors’ (including our Canadian operating subsidiaries) receipt of certain foreign governmental subsidies. We are also subject to the U.S. Foreign Corrupt Practices Act, the Canadian Corruption of Foreign Public Officials Act, the United Kingdom Bribery Act 2010 and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Changes in trade sanctions laws could restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. Violations of these laws or regulations could result in sanctions including fines, loss of authorizations needed to conduct our international business, the imposition of tariffs or duties, and other penalties, which could adversely impact our business, operating results and financial condition.
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
ITEM 3. LEGAL PROCEEDINGS
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial disputes, taxes, environmental issues, activists damages, employment and workers’ compensation claims, Aboriginal claims and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of December 31, 2014, will not have a material adverse effect on our consolidated financial statements.
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (“Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Québec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($12 million, based on the exchange rate in effect on December 31, 2014) for the eventual payment of those claims.
On June 12, 2012, we filed a motion for directives with the Québec Superior Court in Canada, the court with the jurisdiction in the CCAA Creditor Protection Proceedings, seeking an order to prevent pension regulators in each of Québec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. These plans are subject to the funding relief regulations described in Note 14, “Pension and Other Postretirement Benefit Plans – Canadian pension funding,” to our Consolidated Financial Statements and we contend, among other things, that any such declaration, if issued, would be inconsistent with the Québec Superior Court in Canada’s sanction order confirming the CCAA Reorganization Plan and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($130 million, based on the exchange rate in effect on December 31, 2014), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.
The Autorité des marchés financiers, the securities regulatory authority in the Province of Quebec (the “AMF”), has authorized Resolute to disclose that the AMF is conducting an investigation of Resolute into the possibility of non-compliance with the Securities Act and its applicable regulations relating to takeover bid rules and the possibility of illegal insider trading and tipping in connection with the December 15, 2011 offer by Resolute to purchase the shares of Fibrek Inc. (the “Offer”). Resolute has been informed by the AMF that the possibility of illegal insider trading does not involve any personal trading by its directors or officers in the shares of Fibrek, nor of Resolute, during the relevant period. Further details concerning the investigation are, by law and by order of the AMF, not permitted to be disclosed. Resolute is fully cooperating with the investigation and is of the view that it complied with all applicable securities laws. However, if the AMF commences legal proceedings against Resolute or any of its officers or directors, no assurance can be given at this time by Resolute as to the outcome.
Resolute adds that allegations concerning the possibility of non-compliance by Resolute with take-over bid rules were made by Fibrek in hearings in January-March 2012 before the Bureau de décision et de révision in the context of Resolute’s applications to cease trade shareholder rights plans (poison pills) and other defensive measures adopted by Fibrek in response to the Offer. The Bureau de décision et de révision is Québec’s administrative tribunal specialized in financial markets.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades under the stock symbol “RFP” on both the NYSE and the TSX.
The high and low prices of our common stock on the NYSE for 2013 and 2014, by quarter, are set forth below.

	High	Low
2013
First quarter	$17.54	$13.26
Second quarter	16.62	12.58
Third quarter	15.80	12.42
Fourth quarter	17.08	12.36
2014
First quarter	$21.70	$15.96
Second quarter	20.15	14.73
Third quarter	18.24	14.77
Fourth quarter	19.38	15.30
As of January 30, 2015, there were approximately 3,285 holders of record of our common stock.
Any future determination to pay dividends will be at the discretion of the board of directors and will be dependent on then-existing conditions, including our financial condition, results of operations, capital requirements, contractual and legal restrictions, business prospects and other factors that the board of directors considers relevant. The indenture governing our 2023 Notes and the credit agreement governing our ABL Credit Facility contain restrictions on our ability to pay dividends and repurchase shares.
On May 22, 2012, our board of directors approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million. Through December 31, 2012, we repurchased 5.6 million shares at a cost of $67 million. We did not repurchase any shares since then.
See Part III, Item 12 of this Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding our equity compensation plan.

The following graph compares the cumulative total return attained by shareholders on our common stock versus the cumulative total returns of the Standard & Poor’s 500 (the “S&P 500”) index and a peer group of five companies since December 10, 2010, the date our common stock began trading following our emergence from the Creditor Protection Proceedings. The individual companies comprising the peer group are: Domtar Corporation, International Paper Company, UPM – Kymmene Corporation, Verso Paper Corp. and Weyerhaeuser Company. The graph tracks the performance of a $100 investment in our common stock on December 10, 2010, in the S&P 500 index on November 30, 2010 and in the peer group on November 30, 2010 (with the reinvestment of all dividends) to December 31, 2014. The stock price performance included in the graph is not indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents summary historical consolidated financial information for each of the last five years and should be read in conjunction with Items 7 and 8 of this Form 10-K. The selected financial information for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 under the captions “Statement of Operations Data,” “Segment Sales Information,” “Statement of Cash Flows Data” and “Financial Position” shown below has been derived from our audited Consolidated Financial Statements.
In accordance with Financial Accounting Standards Board Accounting Standards Codification 852, “Reorganizations,” fresh start accounting was required upon our emergence from the Creditor Protection Proceedings, which we applied effective December 31, 2010. The implementation of the Plans of Reorganization and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements as of December 31, 2010 and for periods subsequent to December 31, 2010 are not comparable to our consolidated financial statements for periods prior to December 31, 2010. References to “Successor” refer to the Company on or after December 31, 2010, after giving effect to the implementation of the Plans of Reorganization and the application of fresh start accounting. References to “Predecessor” refer to the Company prior to December 31, 2010. Additionally, references to periods on or after December 31, 2010 refer to the Successor and references to periods prior to December 31, 2010 refer to the Predecessor.

	Successor				Predecessor
(In millions, except per share amounts or otherwise indicated)	2014	2013	2012	2011	2010
Statement of Operations Data
Sales	$4,258	$4,461	$4,503	$4,756	$4,746
Operating (loss) income	(174)	(2)	(28)	207	(164)
Reorganization items, net (1)	—	—	—	—	1,895
Net (loss) income including noncontrolling interests	(274)	(639)	(33)	45	2,762
Net (loss) income attributable to Resolute Forest Products Inc.	(277)	(639)	1	47	2,601
Basic net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	(2.93)	(6.75)	0.01	0.48	45.07
Diluted net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	(2.93)	(6.75)	0.01	0.48	27.49
Dividends declared per common share	—	—	—	—	—
Segment Sales Information
Newsprint	$1,402	$1,473	$1,627	$1,816	$1,804
Specialty papers	1,272	1,366	1,562	1,813	1,803
Market pulp	974	1,053	814	659	715
Wood products	610	569	500	468	424
	$4,258	$4,461	$4,503	$4,756	$4,746
Statement of Cash Flows Data
Net cash provided by operating activities	$186	$206	$266	$198	$39
Cash invested in fixed assets	193	161	169	97	81
	Successor
	2014	2013	2012	2011	2010
Financial Position
Fixed assets, net	$1,985	$2,289	$2,440	$2,502	$2,641
Total assets	4,921	5,385	6,333	6,304	7,135
Total debt (2)	597	599	534	621	905
Additional Information
Employees (number)	7,700	8,400	9,300	10,400	10,500

(1)
Represents certain expenses, provisions for losses and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that were realized or incurred in the Creditor Protection

Proceedings, including the impact of the implementation of the Plans of Reorganization and the application of fresh start accounting.

(2)
In 2012 and 2011, we redeemed $85 million and $264 million, respectively, of principal amount of our senior secured notes due in 2018 (the “2018 Notes”). In 2013, we issued $600 million aggregate principal of 2023 Notes and used the proceeds to redeem the remaining $501 million of principal amount of the 2018 Notes. For additional information, see Note 13, “Long-Term Debt,” to our Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is intended to help the reader understand Resolute Forest Products, our results of operations, cash flows and financial condition. The discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
OVERVIEW
Resolute Forest Products is a global leader in the forest products industry, with a diverse range of products, including newsprint, specialty papers, market pulp and wood products, which are marketed in close to 80 countries. We own or operate some 40 pulp and paper mills and wood products facilities in the U.S., Canada and South Korea, and power generation assets in Canada. We’re the biggest Canadian producer of wood products east of the Rockies and one of the most significant pulp producers in North America. By capacity, we are the number one producer of newsprint in the world and the largest producer of uncoated mechanical papers in North America.
We report our activities in four business segments: newsprint, specialty papers, market pulp and wood products.
We are guided by our vision and values, focusing on safety, profitability, accountability, sustainability and teamwork. These are the elements that we believe best define us:

•
Competitive cost structure - as a result of aggressive cost reductions and mill rationalizations, today we compete as a leading, lower-cost North American producer. Maintaining this competitive advantage is our key focus. We are committed to maximizing shareholder value and earnings power by: stressing our guiding principles of operational excellence in everything we do; pushing to optimize our asset base in order to maximize the utilization of our most cost-effective mills; and streamlining production to adapt to changing market dynamics.

•
Synergistic and diversified asset base - we apply our principles of operational excellence to our synergistic and diversified asset base, one that has evolved with time as we execute our profitable retreat from paper toward more sustainable long-term businesses. Put simply, our optimized paper segments generate significant cash flow, which we use to grow our business for the long-term, including: the three pulp mills we acquired in 2012; the capacity enhancement initiatives in wood products; and the continuous digester project at the Calhoun, Tennessee, pulp and paper facility. This synergistic and complementary asset base also offers the fiber management advantage of integration and earnings diversification.

•
Financial strength - we make disciplined capital management a priority; we believe in maintaining a flexible and conservative capital structure. Our financial strength gives us the ability to consider a range of suitable opportunities, and the patience to make sure the valuation is right.

Our Business
Products
Our 2.6 million metric tons of capacity in newsprint represents approximately 9% of worldwide capacity and 41% of North American capacity. We sell newsprint to newspaper publishers all over the world and also to commercial printers in North America, for uses such as inserts and flyers. In 2014, North American deliveries represented 60% of total newsprint shipments.
We have 1.5 million metric tons of capacity in specialty papers, which include uncoated mechanical and coated mechanical grades. In total, our 1.1 million metric tons of uncoated mechanical papers capacity makes us the largest producer in North America, and the third largest in the world. With 435,000 metric tons of capacity, we are North America’s third largest producer of coated mechanical papers, grades used for magazines, catalogs and advertising inserts.
Of our total specialty paper production, approximately one third is white paper, including high-bright and super high-bright papers, for general commercial printing, educational textbooks, digital printing and tradebooks. High-gloss uncoated mechanical (or supercalender) papers, mainly used for magazines, coupons, retail inserts and newspaper supplements, represent approximately one quarter, as do coated mechanical papers, grades used for magazines, catalogs and advertising inserts. Bag grades, papers for directories, paperback books and other commercial applications represent less than 15% of our shipments. We sell our specialty papers almost exclusively in North America, where demand is largely tied to consumer spending and advertising.
We operate seven pulp mills, five in the U.S. and two in Canada, with total capacity of 1.7 million metric tons, or approximately 11% of total North American capacity, making us the third largest pulp producer in North America. Approximately 80% of our virgin pulp capacity is softwood-based, including: northern bleached softwood kraft pulp (or “NBSK”), southern bleached softwood kraft pulp (or “SBSK”) and fluff pulp. We are also a competitive producer of northern bleached hardwood kraft pulp (or “NBHK”) and southern bleached hardwood kraft pulp (or “SBHK”), and a leading producer of recycled bleached kraft pulp (or “RBK”). Our market pulp - the pulp we produce but do not consume internally - is used to make a range of consumer products, like tissue, packaging, specialty paper products, diapers and other absorbent products. Approximately 26% of our 2014 market pulp shipments were exported outside of North America, including significant exports to Europe, Asia and Latin America.
In 2014, we shipped 1.5 billion board feet of construction-grade lumber and 100 million board feet of remanufactured wood products within North America, mostly on the East Coast. Our sawmills produce dimension spruce-pine-fir (or “SPF”) lumber and provide wood chips to our pulp and paper mills in Canada as well as wood residue that we use as fuel in our power cogeneration assets and other operations. We also operate two remanufactured wood products facilities in Canada that produce bed frame components, finger joints and furring strips, and two engineered wood products facilities in Canada that produce I-joists for the construction industry. In 2014, we also launched a wood pellet plant in Thunder Bay, Ontario, which has a ten-year agreement to supply the local power utility with 45,000 metric tons of pellets annually.

	Years Ended December 31,
	2014	2013	2012
Sales
Newsprint	33%	33%	36%
Specialty papers	30%	31%	35%
Market pulp	23%	23%	18%
Wood products	14%	13%	11%
Total (%)	100%	100%	100%
Total sales ($ millions)	$4,258	$4,461	$4,503
Strategy & recent highlights
Our corporate strategy includes, on the one hand, a gradual retreat from certain paper grades, and on the other, using our strong financial position to act on opportunities to diversify and grow. That strategy is based on three core themes: operational excellence, disciplined use of capital and strategic initiatives.
Operational excellence
We aim to improve our performance and margins by:

•	leveraging our lower-cost position;

•	maintaining a stringent focus on reducing costs and optimizing our diversified asset base;

•	maximizing the benefits of our access to virgin fiber and managing our exposure to volatile recycled fiber; and

•	pursuing our strategy of managing production and inventory levels and focusing production at our most profitable and lower-cost facilities and machines.
We compete today as a leading, lower-cost North American producer, thanks to aggressive cost reductions and mill optimization.

•	We believe we have one of the lowest selling, general and administrative expenses (or “SG&A”) to sales ratio in the forest product industry.

•	We have reduced a number of positions at mill sites since 2012, without affecting operating capacity, which has significantly lowered our labor costs.

•
We worked with our unionized employees and their union leaders toward the mutually beneficial renewal of our U.S. and Canadian pulp and paper collective agreements earlier this year. By working together with the shared goals of Resolute’s long-term success, we helped to reinforce our position as a financially strong and reliable supplier for our customers.

Maintaining our lower-cost position is a core focus of our daily environment: we challenge ourselves to optimize assets, to lower our costs and to improve our efficiency. Today we operate only our best facilities and most competitive machines.
Disciplined use of capital
We make capital management a priority. Building on our focus to reduce manufacturing costs, we will continue our efforts to decrease overhead and spend our capital in a disciplined, strategic and focused manner, concentrated on our most successful sites.

•
Maintaining our strong financial position and financial flexibility is one of our primary financial goals. In 2013, we refinanced the remaining balance of our senior secured notes with 5.875% senior unsecured notes due 2023 (the “2023 notes”). In addition to adding five years to maturity, the refinancing reduced our annual cash interest burden by $16 million and improves our financial flexibility.

•
In 2014, we modified our U.S. other postretirement benefit (or “OPEB”) plans to encourage greater participation in a Medicare Exchange program. In addition to securing high-quality healthcare for participants, this modification, along with similar initiatives undertaken since mid-2013, helped to reduce our U.S. OPEB liability on the balance sheet from $250 million to $77 million as of December 31, 2014. Furthermore, in 2015, we expect that our OPEB expense will be $26 million lower than in 2012, as a result of these amendments.

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

•	By acquiring Fibrek Inc. (“Fibrek”) in 2012, we grew our market pulp capacity by over 70%, increasing our presence in a market that we believe will continue to grow over the long term.

•	Thanks to a number of capacity initiatives within our existing sawmill network, we grew lumber shipments by 105 million board feet in 2014.

•
Including the refurbished Ignace sawmill, which restarted in the fourth quarter, and the construction of our Atikokan sawmill, both in Northern Ontario, we expect to add another 300 million board feet of annualized wood products capacity in 2015.

•
We are making significant progress on our continuous digester and wood chips processing equipment project at the Calhoun pulp and paper mill. We expect to complete the bulk of the work on this $105 million investment in the fourth quarter of this year. When the digester reaches capacity, we expect to have an additional 100,000 metric tons of market pulp available on an annualized basis. We believe this world-class equipment will help to significantly lower the mill’s overall costs and improve the quality of its products.

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

•	positioning ourselves as a competitive employer in order to attract, engage and retain the best and brightest minds, promoting employee engagement, innovation and longevity; and

•	building solid community relations to support long-term regional prosperity and our own financial and operational success.
Our key sustainability commitments include:

•
We are proud that in 2014 we beat the ambitious safety target we set for ourselves, achieving an Occupational Safety and Health Administration incident rate of 0.83, even better than the world class rate of 1.02 we achieved in 2013. Safety is our first priority, and we all strive for zero injury.

•
We surpassed, two years ahead of schedule, the goal we set as a member of the World Wildlife Fund Climate Savers program to reduce our scope 1 and 2 greenhouse gas emissions by 65% by 2015, compared to 2000 levels. We reduced our emissions by 67.5%. This improvement goes beyond capacity reductions: over 50% of the improvement came from reductions in energy consumption, fuel switching and fuel mix improvements.

•
Maintaining 100% certification of Resolute-owned or managed woodlands to sustainable forest management (“SFM”) standards. For over five years now, 100% of our managed forests have been certified to one or more SFM standards (Sustainable Forestry Initiative, Forest Stewardship Council and/or Canadian Standards Association). Accordingly, our commitments extend well beyond strict compliance with applicable forestry regulations, which in Québec and Ontario are already among the most, if not the most, rigorous in the world.

•	We reduced our mill environmental incidents by 19% in 2014 compared to 2013.

•	Through 2015, implementing new human resource practices to support workforce renewal and retention, and engaging employees in the Company’s sustainability-focused vision and values.

•
In addition to developing information resources such as BorealForestFacts.com and The Resolute Blog, we launched the Forum Boréal and Boreal Forum social media platforms. These French and English sites provide a forum for fact-based discussion concerning sustainable forestry practices and they help to ensure that individual and community voices are heard, particularly when it comes to the importance of forestry to Northern economies.

In our view, sustainability rests on three pillars: economic, social and environmental. We’re very pleased that our sustainability leadership and our accomplishments have been recognized by independent organizations, including:

•	ranking in the Best 50 Corporate Citizens in Canada by Corporate Knights;

•	being named to the 2015 Canada’s Clean50, for leaders who have made the greatest contributions to sustainable development or clean capitalism in Canada; and

•	receiving The New Economy magazine’s global Clean Tech Award for best forest and paper solutions.
Power generation
We produce electricity at seven cogeneration facilities and seven hydroelectric dams. The output is consumed internally, sold at contracted fixed prices and/or sold on the spot market. This allows us to reduce our costs by generating energy internally at a lower cost compared to open market purchases, and by producing revenue from external sales of some of the power.
This table provides a breakdown of the output capacity (based on installed capacity and operating expectations in 2015) available for internal consumption at our existing production facilities:

		Energy
INTERNAL CONSUMPTION	Type	Capacity (MW)	Consumption (MWh/year)
Calhoun, TN	Cogeneration	64	373,000
Catawba, SC	Cogeneration	55	430,000
Coosa Pines, AL	Cogeneration	30	105,000
Hydro Saguenay, QC (7 dams)	Hydroelectric	170	1,050,000
Thunder Bay, ON	Cogeneration	51	220,000

The table below shows the facilities where we currently produce electricity to sell externally as green power produced from renewable sources at favorable rates, almost all of which we buy back at lower rates for use in our operations:

		Energy
EXTERNAL SALES	Type	Capacity (MW)	Annualized sales (MWh/year)
Dolbeau-Mistassini, QC	Cogeneration	28	192,000
Gatineau, QC	Cogeneration	15	110,000
Saint-Félicien, QC	Cogeneration	43	300,000
Thunder Bay, ON	Cogeneration	65	390,000
2014 Overview
2014 vs. 2013
Excluding special items, we generated operating income of $123 million during the year, compared to $134 million in 2013. Unadjusted for special items, the operating loss was $174 million, compared to an operating loss of $2 million in 2013. Special items are described below.
Our net income for the year, excluding special items, was $46 million, or $0.49 per share, down from net income, excluding special items, of $107 million, or $1.13 per share, in 2013. Unadjusted for special items, our net loss in 2014 was $277 million, compared to $639 million in 2013. The net loss in 2013 was significantly affected by a $572 million non-cash income tax charge as a result of an increase in our valuation allowance. Sales were $4.3 billion in 2014, down $203 million from last year.

Year Ended December 31, 2014	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$(174)	$(277)	$(2.93)
Adjustments for special items (1):
Foreign exchange translation loss	—	32	0.34
Closure costs, impairment and other related charges	278	278	2.94
Inventory write-downs related to closures	17	17	0.18
Start-up costs	4	4	0.04
Net gain on disposition of assets	(2)	(2)	(0.02)
Write-down of equity method investment	—	61	0.65
Other income, net	—	(10)	(0.11)
Income tax effect of special items	—	(57)	(0.60)
GAAP, as adjusted for special items	$123	$46	$0.49

Year Ended December 31, 2013	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$(2)	$(639)	$(6.75)
Adjustments for special items (1):
Foreign exchange translation loss	—	24	0.25
Closure costs, impairment and other related charges	89	89	0.94
Inventory write-downs related to closures	11	11	0.12
Start-up costs	32	32	0.34
Net gain on disposition of assets	(2)	(2)	(0.02)
Net loss on extinguishment of debt	—	59	0.62
Transaction costs	6	6	0.06
Other income, net	—	(21)	(0.22)
U.S. deferred income tax asset valuation allowance	—	604	6.38
Income tax effect of special items	—	(56)	(0.59)
GAAP, as adjusted for special items	$134	$107	$1.13

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under generally accepted accounting principles, or “GAAP.” We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our consolidated statements of operations, adjusted for items such as closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, transaction costs, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our consolidated statements of operations, adjusted for the same special items applied to operating income (loss), plus the effects of foreign currency translation, net loss on extinguishment of debt, write-down of equity method investment, other income (expense) and U.S. deferred income tax asset valuation allowance. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our ongoing operations and financial performance from period to period.

Fourth Quarter Overview
Three months ended December 31, 2014 vs. December 31, 2013
Excluding special items, we generated operating income of $47 million in the quarter, compared to $49 million in the year-ago period. Unadjusted for special items, the operating loss was $93 million, compared to an operating income of $8 million in the year-ago period. Special items are described below.
Net income, excluding special items, was $36 million in the quarter, or $0.38 per share, up from net income, excluding special items, of $32 million, or $0.34 per share, in the year-ago period. Unadjusted for special items, our net loss in the period was $109 million, compared to a loss of $3 million in the year-ago period. Sales were $1.1 billion, down $95 million from the same period last year.

Three Months Ended December 31, 2014	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$(93)	$(109)	$(1.15)
Adjustments for special items (1):
Foreign exchange translation loss	—	18	0.19
Closure costs, impairment and other related charges	131	131	1.38
Inventory write-downs related to closures	7	7	0.07
Start-up costs	2	2	0.02
Write-down of equity method investment	—	11	0.12
Other income, net	—	(4)	(0.04)
Income tax effect of special items	—	(20)	(0.21)
GAAP, as adjusted for special items	$47	$36	$0.38

Three Months Ended December 31, 2013	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$8	$(3)	$(0.03)
Adjustments for special items (1):
Foreign exchange translation loss	—	15	0.16
Closure costs, impairment and other related charges	33	33	0.35
Inventory write-downs related to closures	6	6	0.06
Start-up costs	1	1	0.01
Transaction costs	1	1	0.01
Other expense, net	—	5	0.05
U.S. deferred income tax asset valuation allowance	—	(15)	(0.16)
Income tax effect of special items	—	(11)	(0.11)
GAAP, as adjusted for special items	$49	$32	$0.34

(1)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include this measure, see note 1 under “Overview – 2014 Overview” above.

RESULTS OF OPERATIONS
Consolidated Earnings
Selected Annual Financial Information

	Years Ended December 31,
(in millions, except per share amounts)	2014	2013	2012
Sales	$4,258	$4,461	$4,503
Operating income (loss) per segment
Newsprint	23	40	97
Specialty papers	(17)	35	85
Market pulp	66	42	(43)
Wood products	69	41	26
Corporate / other	(315)	(160)	(193)
Total	(174)	(2)	(28)
Net (loss) income	(277)	(639)	1
Net (loss) income per common share
Basic	$(2.93)	$(6.75)	$0.01
Diluted	(2.93)	(6.75)	0.01
Cash and cash equivalents	$337	$322	$263
Total assets	4,921	5,385	6,333
Adjusted EBITDA (1)	$366	$377	$393
Adjusted EBITDA margin (1)	8.6%	8.5%	8.7%
ROE, adjusted for special items (2)	1.4%	2.8%	2.6%

(1)
Earnings before interest expense, income taxes, and depreciation and amortization, or “EBITDA”, adjusted EBITDA and adjusted EBITDA margin are not financial measures recognized under GAAP. EBITDA is calculated as net income (loss) including noncontrolling interests from the consolidated statements of operations, adjusted for interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as foreign exchange translation gains and losses, severance costs, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, net loss on extinguishment of debt, write-down of equity method investment, transaction costs and other charges or credits. Adjusted EBITDA margin is adjusted EBITDA expressed as a percentage of sales. We believe that using measures such as EBITDA, adjusted EBITDA and adjusted EBITDA margin is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our ongoing operations and financial performance from period to period. EBITDA, adjusted EBITDA and adjusted EBITDA margin are internal measures, and therefore may not be comparable to those of other companies.

(2)
Return on equity, or “ROE”, is a non-GAAP financial measure, calculated by dividing net income (loss), excluding the special items identified below, by adjusted shareholders’ equity. ROE is a measure of profitability that shows how much profit the Company generated as a percentage of shareholder money invested.

	Years ended December 31,
(in millions)	2014	2013	2012
Net loss including noncontrolling interests	$(274)	$(639)	$(33)
Interest expense	47	51	66
Income tax (benefit) provision	(30)	524	(39)
Depreciation and amortization	243	243	233
EBITDA	$(14)	$179	$227
Foreign exchange translation loss (gain)	32	24	(17)
Severance costs	—	—	5
Closure costs, impairment and other related charges	278	89	185
Inventory write-downs related to closures	17	11	12
Start-up costs	4	32	13
Net gain on disposition of assets	(2)	(2)	(35)
Write-down of equity method investment	61	—	—
Net loss on extinguishment of debt	—	59	—
Transaction costs	—	6	8
Other income, net	(10)	(21)	(5)
Adjusted EBITDA	$366	$377	$393

	December 31, 2014
(in millions, except ROE)	Net (loss) income	Shareholders’ equity	ROE (%)
GAAP, as reported	$(277)	$2,106	(13.2)%
Adjustments for special items:
Foreign exchange translation loss	$32	$32
Closure costs, impairment and other related charges	278	278
Inventory write-downs related to closures	17	17
Start-up costs	4	4
Net gain on disposition of assets	(2)	(2)
Write-down of equity method investment	61	61
Other income, net	(10)	(10)
Income tax effect of special items	(57)	(57)
Cumulative past-year adjustments for special items	—	956
GAAP, as adjusted for special items	$46	$3,385	1.4%

	December 31, 2013
(in millions, except ROE)	Net (loss) income	Shareholders’ equity	ROE (%)
GAAP, as reported	$(639)	$2,827	(22.6)%
Adjustments for special items:
Foreign exchange translation loss	$24	$24
Closure costs, impairment and other related charges	89	89
Inventory write-downs related to closures	11	11
Start-up costs	32	32
Net gain on disposition of assets	(2)	(2)
Net loss on extinguishment of debt	59	59
Transaction costs	6	6
Other income, net	(21)	(21)
U.S. deferred income tax asset valuation allowance	604	604
Income tax effect of special items	(56)	(56)
Cumulative past-year adjustments for special items	—	210
GAAP, as adjusted for special items	$107	$3,783	2.8%

	December 31, 2012
(in millions, except ROE)	Net income	Shareholders’ equity	ROE (%)
GAAP, as reported	$1	$3,102	—%
Adjustments for special items:
Foreign exchange translation gain	$(17)	$(17)
Severance costs	5	5
Closure costs, impairment and other related charges	185	185
Inventory write-downs related to closures	12	12
Start-up costs	13	13
Net gain on disposition of assets	(35)	(35)
Transaction costs	8	8
Other income, net	(5)	(5)
Reorganization-related and other tax adjustments	(13)	(13)
Income tax effect of special items	(33)	(33)
Noncontrolling interests in special items	(35)	(35)
Cumulative past-year adjustments	—	125
GAAP, as adjusted for special items	$86	$3,312	2.6%

2014 vs. 2013
Operating loss variance analysis

CONSOLIDATED
(in $ millions)
OPERATING LOSS VARIANCE
2013 to 2014
(2)
(152)
(15)
(36)
82
5
119
17
(14)
11
(189)
(174)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2013 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Closure costs, impairment and other related charges
2014 OPERATING LOSS

Sales
Our sales were $203 million lower, or 5%, in 2014, at $4,258 million. Volume had a $152 million unfavorable impact, which reflects a decline of 13% in shipments of market pulp and 3% in specialty papers. Including the effect of currency, overall pricing fell by $51 million, reflecting a 4% drop in the average transaction price of both newsprint and specialty papers, which was only partly offset by a 6% increase in the average transaction price for market pulp.
Wood products shipments increased by 105 million board feet, or 7%. 2014 shipments of newsprint and specialty papers were down by only 1% and 3%, respectively, given the downtime and capacity reduction initiatives we took in both paper segments in the second half of the year. Shipments of market pulp were 13% lower because of more internal consumption, a production slowback in RBK and equipment failures.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, were $206 million lower. After removing the favorable effects of the weaker Canadian dollar, as a significant portion of our production capacity is based in Canada, and the lower overall volume, manufacturing costs were $5 million lower, reflecting:

•	lower pension and OPEB expenses ($34 million);

•	lower start-up costs ($28 million), the most significant of which were costs incurred in 2013 in connection with the restart of the Gatineau, Québec, mill;

•
the recognition of an energy savings incentive in the U.S. Southeast, the recognition of additional tax credits in connection with infrastructure investments and other tax, research and development and insurance credits ($20 million);

•	the effect of asset optimization initiatives ($17 million);

•	the full period operation of the Thunder Bay cogeneration assets, partly offset by additional maintenance ($8 million); and

•	better fiber and chemical costs ($7 million);

partly offset by:

•	the abnormally cold winter ($40 million);

•	higher stumpage fees and other costs associated with the comprehensive modification of the forest tenure system in the province of Québec ($17 million);

•	operational disruptions and higher maintenance costs ($17 million);

•	asset preservation costs mainly at our closed Fort Frances, Ontario, facility and additional stores inventory write-downs in connection with closures ($16 million);

•	higher natural gas and power costs ($9 million);

•	lower contribution from the cogeneration facilities at Dolbeau, Québec, and Saint-Félicien, Québec, because of higher bark costs at one mill and mechanical failures at another ($7 million); and

•	the timing of business interruption insurance proceeds received in 2013 ($3 million).
Distribution costs
After removing the effect of the lower volume, distribution costs were higher in 2014, mostly as result of higher warehousing and freight costs in the specialty papers segment, in part due to weather in the first two quarters of the year and an increase in the average length of haul in the specialty papers and market pulp segment, partly offset by lower fuel surcharges late in the year.
Selling, general & administrative expenses
SG&A was $11 million lower in 2014, primarily because of the weaker Canadian dollar ($9 million), lower project costs and a group insurance refund, offset in part by an increase in allowances for doubtful accounts.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “ - Segment Earnings - Corporate and Other” below.
Net loss variance analysis
Interest expense
Interest expense was $4 million lower, to $47 million, primarily reflecting the second quarter 2013 refinancing of our 10.25% senior secured notes due 2018 (the “2018 notes”) with 5.875% senior unsecured notes due 2023.
Other expense, net
We recorded other expense, net, of $83 million in 2014, compared to an expense of $62 million in 2013. The 2014 expense included a $61 million write-down of our investment in Ponderay Newsprint Company, an unconsolidated partnership in which we have a 40% interest and act as managing partner through a wholly-owned subsidiary, and a non-cash loss on translation of Canadian dollar net monetary assets ($32 million).
The $62 million we recorded as other expense, net, in 2013 was the product of:

•	the tender premium paid to holders of 2018 notes in the refinancing, net of the write-down of the associated unamortized premium ($59 million);

•	a non-cash loss on translation of Canadian dollar net monetary assets ($24 million);
offset in part by:

•	the forgiveness of a note payable in connection with our acquisition of a former joint venture partner’s interest in Calhoun Newsprint Company (or “CNC”) ($12 million); and

•	a distribution from the liquidation of a former U.K. subsidiary ($12 million).

Income taxes
We recorded an income tax benefit of $30 million in 2014, on a loss before income taxes of $304 million, compared to an expected income tax benefit of $106 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects the unfavorable effects of an increase in valuation allowances, primarily related to our U.S. operations, where we no longer recognize deferred income tax assets and foreign exchange related items, partly offset by a tax benefit due to the reversal of our valuation allowance related to Fibrek Holding Inc., a Canadian wholly-owned subsidiary.
We recorded a $524 million income tax provision in 2013, on a loss before income taxes of $115 million, compared to an expected income tax benefit of $40 million based on the U.S. federal statutory income tax rate of 35%. The difference largely reflects a net valuation allowance increase of $572 million, most of which relates to a charge recorded to establish a full valuation allowance against our net U.S. deferred income tax assets.
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
Q4 of 2014 vs. Q4 of 2013
Operating (loss) income variance analysis

CONSOLIDATED
(in $ millions)
OPERATING (LOSS) INCOME VARIANCE
Three months ended December 31, 2013 vs December 31, 2014
8
(72)
(12)
(11)
38
12
33
7
(3)
2
3
(98)
(93)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q4'13 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Closure costs, impairment and other related charges
Q4'14 OPERATING LOSS

Sales
Our sales were $95 million lower, or 8%, this quarter, at $1,055 million. Including the effect of currency, overall pricing fell by $23 million because of a 5% drop in the average transaction price for newsprint and 3% for specialty papers, offset only in part by a 3% improvement in the average transaction price of market pulp.
The overall volume was also lower, reflecting a 16% reduction in market pulp shipments, 6% in specialty papers and 3% in newsprint; wood products shipments were 10 million board feet, or 3%, higher. The lower pulp shipments reflect greater internal consumption, the production slowback in RBK and a shipment delay at year-end.

Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $83 million in the quarter because of the lower volume and the weaker Canadian dollar, as a significant portion of our production capacity is based in Canada. Excluding these impacts, manufacturing costs were $12 million lower, reflecting:

•	asset optimization initiatives ($14 million);

•	lower pension and OPEB expenses ($8 million); and

•	the recognition of additional tax credits in connection with infrastructure investments ($7 million);
offset in part by:

•	higher wood costs and lower contribution from cogeneration facilities ($7 million);

•	a favorable power adjustment in the year-ago period ($4 million); and

•	asset preservation costs at our closed Fort Frances facility and additional stores inventory write-downs in connection with mill closures, as well as higher start-up costs ($4 million).
Distribution costs
After removing the effect of lower volume, distribution costs were $3 million higher because of warehousing and freight costs in the specialty papers segment and an increase in the average length of haul in the specialty papers and market pulp segment, partly offset by lower fuel surcharges.
Selling, general & administrative expenses
SG&A was $3 million lower in the quarter, primarily because of a group insurance refund.
Closure costs, impairment and other related charges
Closure costs, impairment and other related charges were $131 million in the fourth quarter of 2014, reflecting:

•
$57 million of accelerated depreciation, $9 million for severance and other termination benefits and $8 million for other closure costs, including environmental remediation obligations, in connection with the permanent closure of our Iroquois Falls, Ontario, mill in the fourth quarter;

•	$32 million of accelerated depreciation and $4 million for other closure costs in connection with the permanent closure of our Laurentide, Québec, mill; and

•	$4 million of idling and cleaning costs as well as severance charges at our Fort Frances mill;
By comparison, we recorded $33 million in the same period in 2013, reflecting costs and charges related to the extended market-related outage at the remaining paper machine in Fort Frances and the impairment of our recycling assets.
Net loss variance analysis
Net loss was $109 million in the fourth quarter of 2014, or $1.15 per share, compared to a net loss of $3 million, or $0.03 per share, in the year-ago period.
Other expense, net
We recorded other expense, net, of $25 million in the quarter, compared to other expense, net, of $20 million in the year-ago period. This quarter included an $18 million non-cash loss on translation of Canadian dollar net monetary assets and an $11 million write-down of our investment in Ponderay Newsprint Company. The $20 million other expense, net, in the year-ago period included a $15 million non-cash loss on the translation of Canadian dollar net monetary assets.
Income taxes
We recorded an income tax benefit of $22 million in the fourth quarter of 2014, on a loss before income taxes of $130 million, compared to an expected income tax benefit of $45 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects the unfavorable effects of foreign exchange related items and a net increase in valuation allowances, primarily related to our U.S. operations, where we no longer recognize deferred income tax assets, partly offset by a tax benefit recognized on the reversal of our valuation allowance related to Fibrek Holding Inc., a Canadian wholly-owned subsidiary. In the fourth quarter of 2013, we recorded a $22 million income tax benefit on a loss before income taxes of $24 million, reflecting a favorable adjustment to the valuation allowance.
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
Depreciation and amortization
Distribution costs
SG&A
Closure costs, impairment and other related charges
Net gain on disposition of assets
2013 OPERATING LOSS

Sales
Our sales were $4,461 million in 2013, $42 million lower, or 1%, than in 2012. Excluding the impact of the Fibrek acquisition, volume had a $173 million impact, which reflects our efforts to optimize the asset base, maximizing the utilization of our most cost-effective mills and streamlining production to adapt to changing market dynamics. Accordingly, at the end of 2013 we operated four fewer machines overall compared to the start of 2012, not including the three pulp mills we acquired with Fibrek.
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
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $39 million in 2013, reflecting the favorable effect of the weaker Canadian dollar and lower overall manufacturing costs, partially offset by the unfavorable effects of higher volume, the net result of additional volume from the three former Fibrek pulp mills over the lower non-Fibrek volume.

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
Other items that were not production-related but still affected the manufacturing costs variance included:

•	costs associated with mill restarts net of lower costs for non-operating sites ($8 million);

•	the timing of the receipt of insurance proceeds ($4 million); and

•	an increase in the net pension and OPEB expense ($7 million), due primarily to the amortization of actuarial losses starting in 2013;
which more than offset a non-cash obsolescence provision for slow-moving spare parts taken in 2012 ($10 million).
Depreciation and amortization
Depreciation and amortization increased by $10 million due to the acquisition of the three Fibrek pulp mills.
Selling, general and administrative expenses
SG&A was $17 million higher in 2013 largely because of credits we recorded in 2012, including a refund of certain group benefit premiums paid in prior years ($11 million).
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
Income taxes
We recorded a $524 million income tax provision in 2013, on a loss before income taxes of $115 million, compared to an expected income tax benefit of $40 million based on the U.S. federal statutory income tax rate of 35%. The difference largely reflects a net valuation allowance increase of $572 million, most of which relates to a charge recorded to establish a full valuation allowance against our net U.S. deferred income tax assets.
We recorded a $39 million income tax benefit in 2012, on a loss before income taxes of $72 million, compared to an expected income tax benefit of $25 million based on the U.S. federal statutory income tax rate of 35%. This difference reflects the favorable impacts related to reorganization-related tax adjustments, foreign exchange related items, research and development tax incentives, as well as adjustments to unrecognized tax benefits, offset by a net increase in valuation allowances. This net increase in valuation allowances was primarily due to the costs associated with the idling of our investment in Bowater Mersey Paper Company Limited, net of the benefits of an internal reorganization of our U.S. Fibrek subsidiaries.
Noncontrolling interests
In 2012, we recorded a loss of $34 million attributable to noncontrolling interests, representing our former joint venture partner’s share of the impairment, severance costs and other charges related to the indefinite idling of the Mersey, Nova Scotia, newsprint mill, partially offset by the partner’s share of the gain from the sale of timberlands in Nova Scotia.
Segment Earnings
We manage our business based on the products we manufacture. Our reportable segments correspond to our principal product lines: newsprint, specialty papers, market pulp and wood products.
We do not allocate any of the income or loss items following “operating loss” in our consolidated statements of operations to our segments because those items are reviewed separately by management. Similarly, we do not allocate to the segments: closure costs, impairment and other related charges; severance costs; inventory write-downs related to closures; start-up costs; net gain on disposition of assets; transaction costs; as well as other discretionary charges or credits.
We allocate depreciation and amortization, and SG&A to the segments, with the exception of severance costs and certain other discretionary charges and credits, which we present under “corporate and other.”

NEWSPRINT
Highlights

	Years Ended December 31,
(in millions, except where otherwise stated)	2014	2013	2012
Sales	$1,402	$1,473	$1,627
Operating income (1)	23	40	97
EBITDA (2)	92	113	169
(in thousands of metric tons)
Shipments	2,371	2,392	2,491
Downtime	196	141	260
Inventory at end of period	115	99	90

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Earnings – Selected Annual Financial Information” above.

	Years Ended December 31,
(in millions)	2014	2013	2012
Net income including noncontrolling interests	$23	$40	$97
Depreciation and amortization	69	73	72
EBITDA	92	113	169
Industry trends
Source: Pulp & Paper Products Council (or “PPPC”)
Total 2014 North American demand for newsprint fell by 9%. Demand from commercial printers was up by 3%, but demand from newspaper publishers was down by 12% compared to 2013. Global demand for newsprint was down by 7%, with Latin America down by 9%, Asia down by 8% and Europe down by 6%.
The lower demand in China, and the strength of the U.S. dollar against the euro and the rapidly devaluating Russian ruble, have made it difficult for North American newsprint producers to compete in Asia, as European and Russian producers have used their currency advantage to gain market share. Accordingly, North American exports to Asia were down by 17% in 2014. Consumption in Latin America has also declined as a result of their weaker currencies and softer macroeconomic conditions, a trend that accelerated in the second half of 2014. The net result has been lower export volumes out of North America, causing a more competitive domestic environment.

Operational Performance
2014 vs. 2013
Operating income variance analysis

NEWSPRINT
(in $ millions)
OPERATING INCOME VARIANCE
2013 to 2014
40
(14)
(46)
(11)
8
(5)
47
2
1
4
(3)
23
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
2013 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
2014 OPERATING INCOME

Sales
Sales slipped by $71 million, or 5%, to $1,402 million, due to the $25 per metric ton drop in average transaction price, a 4% reduction that highlights the challenges facing the global newsprint business. The drop also includes the unfavorable effect of the weaker Canadian dollar on sales denominated in that currency.
2014 newsprint shipments were down by only 1%, compared to the 9% and 7% drop in North American and world demand, respectively. With domestic shipments up by 5% and international shipments down by 9%, our domestic shipments represented 60% of total newsprint shipments in 2014. We accumulated 16,000 metric tons of inventory in 2014.

As a result of our capacity initiatives, we’ve reduced our annualized capacity by 465,000 metric tons, representing:

•	the closure of the Iroquois Falls mill in the fourth quarter of 2014;

•	the closure of a paper machine in Baie-Comeau, Québec, in the fourth quarter of 2014; and

•	the closure of a paper machine in Clermont, Québec, in the first quarter of 2015.
We recorded 55,000 metric tons more downtime than last year, mostly in the third quarter of this year, to reduce finished goods inventory and because of wood shortages at certain Québec mills.
Cost of sales, excluding depreciation, amortization and distribution costs
Segment COS were $50 million lower during the year, reflecting, in addition to the lower volumes, a $47 million benefit from the weaker Canadian dollar, offset by a $5 million increase in manufacturing costs due to:

•	the unfavorable effect of the abnormally cold winter ($21 million), particularly the cost of electricity at the Ontario mills; and

•	higher maintenance costs ($7 million);
partially offset by:

•	full year operation of the Thunder Bay cogeneration facility, partly offset by additional maintenance ($8 million);

•	the recognition of an energy savings incentive in the U.S. Southeast ($6 million);

•	lower internal chip prices ($5 million); and

•	lower pension and OPEB expenses ($4 million).
Depreciation and amortization
Depreciation and amortization was lower, mostly as a result of the sale of our recycling assets.
2013 vs. 2012
Operating income variance analysis

NEWSPRINT
(in $ millions)

OPERATING INCOME VARIANCE
2012 to 2013

97
(64)
(84)
(6)
35
36
23
8
(9)
(1)
5
40
2012 OPERATING INCOME
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
SG&A
2013 OPERATING INCOME

Sales
Newsprint sales were $1,473 million, down by $154 million, or 9%, as a result of a 6% drop in average transaction price, or $37 per metric ton, and a 4% reduction in shipments, or 99,000 metric tons. The drop in shipments reflects our initiatives to optimize mill assets in response to changing market dynamics. As a result, we’ve reduced our annualized capacity by 285,000 metric tons, representing:

•	the closure, in the second quarter of 2012, of the Mersey newsprint mill; and

•	the idling of the Calhoun newsprint machine, net of the corresponding restart of the Gatineau newsprint mill in the second quarter of 2013.
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

SPECIALTY PAPERS
Highlights

	Years Ended December 31,
(in millions, except where otherwise stated)	2014	2013	2012
Sales	$1,272	$1,366	$1,562
Operating (loss) income (1)	(17)	35	85
EBITDA (2)	65	112	168
(in thousands of short tons)
Shipments	1,778	1,837	2,054
Downtime	126	188	192
Inventory at end of period	83	96	82

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Earnings – Selected Annual Financial Information” above.

	Years Ended December 31,
(in millions)	2014	2013	2012
Net (loss) income including noncontrolling interests	$(17)	$35	$85
Depreciation and amortization	82	77	83
EBITDA	65	112	168
Industry trends
Source: PPPC
North American demand for uncoated mechanical papers was down by 5% in 2014. Demand for supercalender grades, which made up 27% of our specialty papers shipments in 2014, was down by 2%. North American demand for standard grades was down by 4%; shipments of super-brights, high-brights and uncoated freesheet substitutes, which are another 34% of our total specialty papers shipments, were unchanged. The industry shipment-to-capacity ratio was 91% for the year, down by 1%.

Source: PPPC
Demand for coated mechanical papers was down by 5% for the year, but shipments improved significantly in the fourth quarter, largely due to customer inventory restocking. When adjusted for late-year industry capacity closures, the shipment-to-capacity ratio rose to 94% for the year, up by 1% from last year.
Operational Performance

2014 vs. 2013
Operating (loss) income variance analysis

SPECIALTY PAPERS
(in $ millions)
OPERATING (LOSS) INCOME VARIANCE
2013 to 2014
35
(45)
(42)
(7)
18
1
36
5
(15)
(5)
2
(17)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
2013 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
2014 OPERATING LOSS

Sales
Specialty papers sales were down by $94 million, or 7%, to $1,272 million. Shipments were 59,000 short tons lower (53,500 metric tons) as a result of weather-related production disruptions, mechanical failures in Catawba, South Carolina, and lower production following the closure of our Fort Frances and Laurentide mills. The average transaction price was $29 per short ton lower, or 4%, most of which is due to the significant erosion in coated mechanical paper prices in the first nine months of the year due to industry excess supply. We reduced inventory by 13,000 short tons (11,800 metric tons) during the year, mostly in the fourth quarter.
As a result of our capacity initiatives, we’ve reduced our annualized capacity by 248,000 short tons (225,000 metric tons), representing:

•	the closure of a previously idled paper machine at Catawba in the second quarter of 2014;

•	the closure of a paper machine at Iroquois Falls in the second quarter of 2014;

•	the closure of a previously idled paper machine at Fort Frances in the second quarter of 2014; and

•	the closure of the Laurentide mill in the fourth quarter of 2014;
partly offset by:

•	the restart of a paper machine in Calhoun in the first quarter of 2014.
We recorded 56,000 short tons (50,800 metric tons) of downtime associated with the idled Catawba and Fort Frances machines in the first quarter of 2014, and none thereafter given the timing of the closure announcements. We recorded 146,000 short tons of downtime (132,500 metric tons) associated with the idled Catawba machine in 2013. After removing the downtime associated with those machines, the remaining increase includes market downtime, additional maintenance and lost production due to the abnormally cold weather in the first quarter of 2014.

Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $55 million in 2014. But after removing the favorable effects of the weaker Canadian dollar and lower volume, manufacturing costs were essentially unchanged, which reflects:

•	the effect of asset optimization initiatives ($17 million);

•	lower pension and OPEB expenses ($16 million); and

•	lower chip prices ($3 million);
offset in part by:

•	the abnormally cold winter in the first quarter ($11 million), including a significant increase in steam costs, particularly at our U.S. Southeast mills;

•	higher fuel and power costs mainly due to higher natural gas pricing and unfavorable usage ($11 million);

•	costs associated with mechanical failures ($5 million);

•	higher bark costs at the Dolbeau cogeneration facility ($3 million); and

•	the timing of business interruption insurance proceeds received in 2013 ($3 million).
Distribution costs
Distribution costs were higher as a result of weather-related increases in freight and warehousing costs in the first two quarters of the year, but also because of higher inventory levels and an increase in average length of haul.
Depreciation and amortization
The increase in depreciation and amortization reflects a change to the estimated useful life of a hydroelectric asset following an agreement we reached with the province of Québec in the first quarter to renew the associated water rights ($10 million), partly offset by lower depreciation ($7 million) as a result of the closure of a machine at our Catawba mill and the permanent closure of the Laurentide mill.

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
MARKET PULP
Highlights

	Years Ended December 31,
(in millions, except where otherwise stated)	2014	2013	2012
Sales	$974	$1,053	$814
Operating income (loss) (1)	66	42	(43)
EBITDA (2)	119	94	1
(in thousands of metric tons)
Shipments	1,383	1,583	1,254
Downtime	91	51	300
Inventory at end of period	93	81	121

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Earnings – Selected Annual Financial Information” above.

	Years Ended December 31,
(in millions)	2014	2013	2012
Net income (loss) including noncontrolling interests	$66	$42	$(43)
Depreciation and amortization	53	52	44
EBITDA	119	94	1

Industry trends
Source: PPPC
The total chemical pulp market grew by almost one million tons in 2014, up by 2%. Demand in Latin America was up by 5%, and China by 3%; North American demand was flat, and it was down by 1% in Western Europe. Overall hardwood demand was up by 3%, as the market absorbed major new eucalyptus capacity. Despite this increase, softwood demand was flat.
Operational Performance

2014 vs. 2013
Operating income variance analysis

MARKET PULP
(in $ millions)

OPERATING INCOME VARIANCE
2013 to 2014

42
(134)
55
78
5
12
14
(3)
(1)
(2)
66
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
2013 OPERATING INCOME
2014 OPERATING INCOME

Sales
Sales were $79 million lower, or 8%, to $974 million in 2014. The average transaction price improved by $39 per metric ton, or 6%, reflecting stronger market prices for softwood and fluff grades, and, to a lesser extent, recycled grades. Shipments, however, were 200,000 metric tons lower, or 13%, because of more internal consumption - including Calhoun hardwood kraft pulp redirected to make paper grades higher up in the value chain (the equivalent of approximately 60,000 metric tons) - as well as a production slowback in RBK and equipment failures.
We accumulated 12,000 metric tons of finished goods inventory during the year, compared to a decrease of 40,000 metric tons last year mostly because of a shipment delay at year-end.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $95 million lower in 2014; manufacturing costs improved by $5 million after removing the effect of the lower volume and weaker Canadian dollar. This reflects the favorable effect of:

•	lower pension and OPEB expenses ($8 million);

•	lower power, steam and chip costs and other miscellaneous improvements ($6 million);

•	better overall labor costs as a result of restructuring initiatives ($3 million); and

•	lower maintenance at our RBK mills ($2 million);
offset in part by:

•	the abnormally cold winter ($8 million), including higher steam costs and wood prices in the U.S. Southeast;

•	operational disruptions ($8 million); and

•	lower contribution from the cogeneration facility at Saint-Félicien because of mechanical failures ($4 million).

Distribution costs
Distribution costs were $11 million lower in 2014, mostly as a result of lower volume.
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
Other than the effect of the weaker Canadian dollar, manufacturing costs improved by $24 million, mostly because of:

•	lower chip and recovered paper costs ($22 million); and

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
WOOD PRODUCTS
Highlights

	Years Ended December 31,
(in millions, except where otherwise stated)	2014	2013	2012
Sales	$610	$569	$500
Operating income (1)	69	41	26
EBITDA (2)	102	77	60
(in millions of board feet)
Shipments	1,585	1,480	1,442
Downtime	170	482	559
Inventory at end of period	117	123	101

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Earnings – Selected Annual Financial Information” above.

	Years Ended December 31,
(in millions)	2014	2013	2012
Net income including noncontrolling interests	$69	$41	$26
Depreciation and amortization	33	36	34
EBITDA	102	77	60

Industry trends
Source : U.S. Census Bureau
2014 housing starts were 9% higher in the U.S., reaching the one million starts level for the first time since 2007.
Operational Performance

2014 vs. 2013
Operating income variance analysis

WOOD PRODUCTS
(in $ millions)
OPERATING INCOME VARIANCE
2013 to 2014
41
41
18
(18)
(22)
(14)
24
(4)
3
3
(3)
69
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
2013 OPERATING INCOME
2014 OPERATING INCOME

Sales
Sales were $41 million higher, or 7%, to $610 million, reflecting a 105 million board feet increase in shipments, despite wood shortages affecting certain areas of Québec. This reflects the first stages of our initiatives to grow capacity in line with the gradual recovery in U.S. housing starts, including the 2013 restart of our Maniwaki, Québec, sawmill and the replacement of a Comtois, Québec, sawline, as well as other capacity enhancement initiatives. Despite significant fluctuations in the last two years, the average transaction price in 2014 was essentially unchanged compared to 2013 on a U.S. dollar basis, as higher Canadian pricing was offset by weakening currency.
Cost of sales, excluding depreciation, amortization and distribution costs
After excluding the unfavorable effect of higher volume and the favorable effect of the weaker Canadian dollar, manufacturing costs increased by $14 million. This is the result of:

•	higher log costs in the province of Québec due to the comprehensive modification of the forest tenure system ($17 million); and

•	lower internal wood chip selling prices ($10 million);
offset in part by:

•	the recognition of additional tax credits in connection with infrastructure investments ($10 million); and

•	better fiber usage following process improvements at certain sawmills as well as increased productivity at the new sawline in Comtois ($3 million).
Depreciation and amortization
Depreciation and amortization decreased as a result of lower net fixed assets following the full amortization of certain assets in 2013.

2013 vs. 2012
Operating income variance analysis

WOOD PRODUCTS
(in $ millions)
OPERATING INCOME VARIANCE
2012 to 2013
26
17
59
(7)
(11)
(44)
10
(2)
(4)
(2)
(1)
41
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
2012 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
2013 OPERATING INCOME

Sales
Wood products sales were $569 million in 2013, a $69 million increase, or 14%, as a result of an 11% increase in average transaction price, or $37 per thousand board feet, and a 3% rise in shipments, or 38 million board feet of lumber, both reflecting stronger market conditions.
Cost of sales, excluding depreciation, amortization and distribution costs
Segment COS rose by $45 million, or 12%. The effect of the increased volume offset the benefit of the weaker Canadian dollar, while manufacturing costs rose by $44 million because of:

•
higher log costs in the province of Québec ($25 million), including: higher stumpage fees, most of which was lumber market-price related, and other costs associated with the comprehensive modification of the forest tenure system in the province; and

•	lower internal wood chip selling prices ($12 million).

CORPORATE AND OTHER
Highlights

	Years Ended December 31,
(in millions)	2014	2013	2012
Cost of sales, excluding depreciation, amortization and distribution costs	$(26)	$(44)	$(37)
Depreciation and amortization	(6)	(5)	—
Selling, general and administrative expenses	(7)	(24)	(6)
Closure costs, impairment and other related charges	(278)	(89)	(185)
Net gain on disposition of assets	2	2	35
Operating loss	$(315)	$(160)	$(193)
Interest expense	(47)	(51)	(66)
Other (expense) income, net	(83)	(62)	22
Income tax benefit (provision)	30	(524)	39
Net loss including noncontrolling interests	(415)	(797)	(198)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Earnings – Selected Annual Financial Information” above.

	Years Ended December 31,
(in millions)	2014	2013	2012
Net loss including noncontrolling interests	$(415)	$(797)	$(198)
Interest expense	47	51	66
Income tax (benefit) provision	(30)	524	(39)
Depreciation and amortization	6	5	—
EBITDA	$(392)	$(217)	$(171)
Foreign exchange translation loss (gain)	32	24	(17)
Severance costs	—	—	5
Closure costs, impairment and other related charges	278	89	185
Inventory write-downs related to closures	17	11	12
Start-up costs	4	32	13
Net gain on disposition of assets	(2)	(2)	(35)
Write-down of equity method investment	61	—	—
Net loss on extinguishment of debt	—	59	—
Transaction costs	—	6	8
Other income, net	(10)	(21)	(5)
Adjusted EBITDA	(12)	(19)	(5)
2014 vs. 2013
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $18 million lower in 2014. The most significant changes were:

•	lower start-up costs ($28 million), primarily due to the restart of the Gatineau mill in June of 2013;

•	the recognition of tax, research and development and insurance credits ($4 million); and

•	lower pension and OPEB expenses ($4 million);

only partially offset by:

•	higher asset preservation costs ($10 million); and

•	higher stores inventory write-downs ($6 million) in connection with the closure of a machine at our Catawba mill and the permanent closure of the Laurentide and Iroquois Falls mills.
Selling, general & administrative expenses
The SG&A allocated to “corporate and other” was $17 million lower in 2014, primarily because of lower project costs and a group insurance refund.
Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $278 million, compared to $89 million in 2013. The current year included:

•
$97 million of accelerated depreciation, $11 million for severance and other termination benefits and $9 million for other closure costs, including environmental remediation obligations, in connection with the permanent closure of the Laurentide mill;

•
$60 million of accelerated depreciation, $9 million for severance and other termination benefits and $8 million for other closure costs, including environmental remediation obligations, in connection with the permanent closure of our Iroquois Falls mill;

•	accelerated depreciation following our decision in the second quarter to permanently close the idled paper machine in Catawba ($45 million);

•	idling and cleaning costs as well as severance charges at our Fort Frances mill ($12 million); and

•	long-lived asset impairment charges in connection with the sale of most of our recycling assets ($6 million).
We recorded closure costs, impairment and other related charges of $89 million in 2013, including:

•	accelerated depreciation and severance costs associated with the idling of a newsprint machine at our Calhoun mill ($50 million);

•	extended market-related outage at the remaining paper machine in Fort Frances ($14 million); and

•	the impairment of our U.S. recycling assets ($11 million).
2013 vs. 2012
Cost of sales, excluding depreciation, amortization and distribution costs
COS rose by $7 million, to $44 million, in 2013, which includes start-up costs at our Gatineau mill ($32 million) and inventory write-downs associated with idlings at Calhoun and Fort Frances ($11 million). In the same period of 2012, we incurred start-up costs at Dolbeau and Gatineau ($13 million), idling costs before these mills were later restarted ($12 million) and inventory write-downs in connection with the idlings at our Mersey, Fort Frances and Laurentide mills ($12 million).
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
Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $89 million in 2013. See the 2014 vs. 2013 variance analysis above.

We recorded $185 million of closure costs, impairment and other related charges in 2012, reflecting:

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
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our senior secured asset-based revolving credit facility, or “ABL credit facility”, to fund our operations, make pension contributions and finance our working capital and capital expenditures. As of December 31, 2014, we had cash and cash equivalents of $337 million and availability of $521 million under the ABL credit facility.
In our view, we have sufficient financial resources available to finance our business plan, meet working capital requirements and maintain an appropriate level of capital spending.
ABL Credit Facility
The ABL credit facility, which expires on October 28, 2016, is an asset-based, revolving credit facility with an aggregate lender commitment of up to $665 million. As amended, it includes a $60 million swingline sub-facility and a $200 million letter of credit sub-facility. It also provides for an uncommitted incremental loan facility of up to $200 million, subject to certain terms and conditions. Revolving loans and letters of credit under the facility are subject to borrowing base availability, which is calculated monthly on the basis of eligible accounts receivable and inventory, minus certain reserves. The facility was undrawn as of December 31, 2014, except for $37 million of ordinary course letters of credit.
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
Loans and unused commitments under the facility are voluntarily repayable, in whole or in part, at any time without premium or penalty. As amended, the facility does not include financial covenants, except for a minimum consolidated fixed charge coverage ratio if excess availability falls below the greater of: (i) $50 million and (ii) 10% of the lesser of (A) the total commitments and (B) the borrowing base then in effect. The requirement, as then in effect, was not triggered at any time in 2014 as excess availability was above these levels.
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
The 2023 Notes
The 2023 notes are unsecured and are guaranteed by substantially all of our U.S. subsidiaries. The 2023 notes bear interest at a rate of 5.875%; they were sold at an offering price of 99.062% of the principal amount and began paying interest on November 15, 2013. Interest is payable semi-annually on May 15 and November 15 of each year.
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
The 2023 notes will be redeemable, in whole or in part, at any time on or after May 15, 2017, at the redemption prices specified in the 2023 notes indenture, plus accrued and unpaid interest. Before that date, we can redeem some or all of the notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest and a “make-whole” premium. We can redeem up to 35% of the notes before May 15, 2016, using proceeds from certain equity offerings at a price of 105.875% of the principal amount. We could be required to make an offer to purchase the notes upon the sale of certain assets or upon a change of control.
Flow of Funds
Summary of cash flows
A summary of cash flows for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Years Ended December 31,
(in millions)	2014	2013	2012
Net cash provided by operating activities	$186	$206	$266
Net cash used in investing activities	(161)	(151)	(75)
Net cash (used in) provided by financing activities	(7)	4	(297)
Effect of exchange rate changes on cash and cash equivalents	(3)	—	—
Net increase (decrease) in cash and cash equivalents	$15	$59	$(106)

2014 vs. 2013
Cash provided by operating activities
We generated $186 million of cash from operating activities in 2014, compared to $206 million in 2013. The change was affected by lower sales volumes, higher costs related to the effect of the abnormally cold winter and higher pension contributions, partially offset by lower start-up costs.
Cash used in investing activities
We invested more cash in fixed assets in 2014, an increase of $32 million, to $193 million, which reflects investments in strategic projects such as:

•	the construction of a new sawmill in Atikokan and a wood pellet plant in Thunder Bay, as well as the refurbishment of the Ignace sawmill; and

•	the upgrade to the Calhoun pulp mill to install a continuous digester and other wood chip processing equipment.
The spending on these projects was partly offset by the proceeds at maturity of notes issued in connection with a sale of U.S. timber assets securitized in 2001.
Cash (used in) provided by financing activities
We used $7 million in financing activities in 2014, compared to cash provided of $4 million last year. In 2013, we received proceeds of $594 million in connection with the issuance of the 2023 notes, which we used to repurchase $501 million of the then-outstanding 2018 notes and to pay $84 million as a tender offer premium. We also paid financing and credit facility fees of $9 million, but received an $8 million contribution from our former joint venture partner in CNC in connection with our acquisition of their interest.
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
2015 expectations
In 2015, we anticipate that we may use cash on hand to:

•	make capital expenditures of approximately $200 million, including $130 million for value-creating projects, and the balance for compliance and maintenance of business activities;

•
pursue other strategic opportunities, with a particular focus on those that reduce our cost position, improve our product diversification, provide synergies or allow us to expand into future growth markets; and

•	subject to market conditions, repurchase up to the remaining $33 million authorized for share repurchases under our existing $100 million repurchase program.
Credit Rating Risk
Although the ABL credit facility does not include any provision that would require material changes in payment schedules or terminations as a result of a credit rating downgrade, we believe our access to capital markets at a reasonable cost is determined in large part by credit quality. A credit rating downgrade could impact our ability to access capital markets at a reasonable cost.

December 31,
	2014	2013	2012
Standard & Poor’s
Senior secured notes rating	-	-	BB
Long-term corporate credit rating	BB-	BB-	BB-
Outlook	Stable	Stable	Stable
Moody’s Investors Service
Senior secured debt	Ba3	Ba3	Ba3
Corporate family rating	Ba3	Ba3	Ba3
Probability of default	Ba3	Ba3	Ba3
Outlook	Positive	Positive	Stable
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

Employee Benefit Plans
Pension and OPEB plans generally
In 2014, we contributed $142 million to our defined benefit pension plans and $22 million to our defined contribution pension plans, expensing $29 million of this aggregate of $164 million. We also made payments of $19 million to OPEB plans, compared to a $3 million credit to the periodic benefit cost.
For 2015, we expect to make approximately $129 million of contributions to our defined benefit pension plans and approximately $22 million to our defined contribution pension plans, and we expect to expense approximately $91 million in the aggregate. The expected increase in the net periodic benefit cost compared to 2014 is because of the amortization of the actuarial losses, that caused the increase in the net pension and OPEB liability on our balance sheet, mainly as a result of the substantial drop in discount rates. We also expect to make payments of approximately $16 million to OPEB plans, compared to a $10 million credit to the periodic benefit cost. These amounts include pension contributions and OPEB payments related to our Canadian plans, which we translated based on the exchange rate in effect on December 31, 2014, and are more fully described below.
We fund our pension and OPEB plans as required by applicable laws and regulations; we could, from time to time, make additional payments.
Canadian pension funding
Basic funding parameters
The funding of our material Canadian registered pension plans, which we refer to as the “affected plans,” representing approximately 70% of our unfunded pension obligations as of December 31, 2014, is governed by regulations specific to us, adopted by the provinces of Ontario and Québec. We refer to these regulations, the effect of which will lapse in 2020, as the “funding relief regulations.”
As amended, the funding relief regulations provide that our aggregate annual contribution in respect of the solvency deficits in the affected plans for each year until 2020 is limited to a Cdn $80 million basic contribution and a supplemental contribution, beginning in 2016, if the plans’ aggregate solvency ratio is more than 2% below the target specified in the regulations for the preceding year, subject to certain conditions. The first such supplemental contribution, if any, which essentially prevents payments of benefits from further depleting the plans’ solvency ratio, is capped at Cdn $25 million. Any amount payable in respect of any subsequent year would be payable over a three year period.
Should prevailing interest rates remain at the low levels applicable as of year-end 2014, we expect that the solvency ratio in the affected plans, the calculation of which is more fully described below, will be more than 2% below the target specified in the regulations for 2015. As a result, based on our expected benefit payments in 2015, we expect that we will be required to make a supplemental contribution up to the capped amount of Cdn $25 million in 2016, depending on a number of conditions.
Accordingly, the supplemental contributions we could be required to make in 2016 and future years could be material, which could negatively impact our cash flows and materially affect our financial condition.
Should a plan move to surplus before the funding relief regulations expire in 2020, it will cease to be subject to the regulations. After 2020, the funding rules in place at the time will apply to any remaining deficit, if any.
Solvency deficit calculation
The requirement to make supplemental contributions is based in part on the aggregate solvency ratio of the affected plans. This calculation is based on a number of factors and assumptions, including the accrued benefits to be provided by the plans, interest rate levels, membership data and demographic experience. The assumptions used in the calculation are materially different from the assumptions used to arrive at the net pension and OPEB obligations for purposes of our consolidated financial statements. Under Canadian actuarial rules for solvency determinations, the liabilities are calculated on the assumption that the plans are terminated at the measurement date (each December 31 for the affected plans), and the liabilities are discounted primarily using a specified annuity purchase rate, which is that day’s spot interest rate on government securities in Canada plus a prescribed margin. By contrast, for purposes of our consolidated financial statements, the discount rate is determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans.

	December 31,
Affected Plans	2014		2013	2012	2011
Discount rate for accounting purposes	3.9%		4.8%	4.3%	4.9%
Balance sheet funded status	78.7%		84.0%	77.0%	82.0%
Discount rate for solvency purposes	2.6%	(1)	3.8%	3.0%	3.3%
Solvency ratio	71.1%	(1)	76.8%	67.3%	69.4%

(1)	Preliminary, subject to final actuarial report.
As of December 31, 2014, a 1% increase in the discount rate for solvency purposes would decrease the solvency deficit by approximately Cdn $380 million ($330 million, based on the exchange rate in effect on December 31, 2014), and vice versa.
Additional undertakings
As originally adopted, the funding relief regulations provided that corrective measures would be required if the aggregate solvency ratio in the affected plans fell below a prescribed level under the targets specified by the regulations as of December 31 in any year through 2014. This requirement was definitively removed with the amendments to the funding relief regulations adopted in 2014. But according to the Ontario regulations, the corresponding 2011 and 2012 amounts in respect of Ontario plans (Cdn $110 million in the aggregate) have been deferred to after the expiration of the funding relief regulations in 2020 and will then be payable over 5 years in equal monthly installments starting on December 31, 2021, but only up to the elimination of the then remaining deficit, if any.
In connection with the establishment of the original funding relief regulations, our principal Canadian operating subsidiary had undertaken to make an additional solvency deficit reduction contribution of Cdn $75 to the affected plans, payable over four years, for each metric ton of capacity reduced in Québec or Ontario, in the event of any permanent machine closure or temporary downtime of more than six consecutive months or nine cumulative months over a period of 18 months. This undertaking expires on December 31, 2015, but, by its terms, contemplated the possibility of an extension. As part of the 2014 amendments to the funding relief regulations, it was determined that no additional contribution would be made in respect of any capacity reduction in Québec before April 13, 2013. The application of this undertaking in respect of capacity reductions in Ontario has yet to be settled. As a result of this undertaking to the provinces, starting in 2015 and for each of the next three years, we expect we will be required to make additional contributions of approximately Cdn $20 million.
Partial wind-ups
On June 12, 2012, we filed a motion for directives with the Québec Superior Court in Canada, the court with jurisdiction in the creditor protection proceedings from which we emerged in 2010, seeking an order to prevent pension regulators in each of Québec, New Brunswick and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the creditor protection proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($130 million, based on the exchange rate in effect on December 31, 2014), would have to be funded if we do not obtain the relief sought. No hearing date has been set. At this time, we cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.
Share Repurchase Program
On May 22, 2012, the board approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million. Through December 31, 2012, we repurchased 5.6 million shares at a cost of $67 million. We did not repurchase shares since then.

Contractual Obligations
As of December 31, 2014, the Company’s contractual obligations, including payments due by period, were as follows:

(in millions)	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt (1)	$902	$36	$72	$71	$723
Non-cancelable operating lease obligations (2)	20	3	6	5	6
Purchase obligations (2)	529	155	215	103	56
	$1,451	$194	$293	$179	$785

(1)
Long-term debt commitments represent primarily interest payments on the 2023 notes over the periods indicated and payment of the remaining principal balance at maturity, assuming no further redemptions.

(2)	Information on our operating leases and purchase obligations can be found in Note 19, “Operating Leases and Purchase Obligations,” to our Consolidated Financial Statements.
RECENT ACCOUNTING GUIDANCE
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts from Customers.” We are still evaluating the impact of this standard on our results of operations or financial position. See Note 2, “Summary of Significant Accounting Policies – New accounting pronouncements,” to our Consolidated Financial Statements for more information.
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
Pension and OPEB obligations
Description of accounts impacted by the accounting estimate
We record assets and liabilities associated with our pension and OPEB obligations, net of pension plan assets that may be considered material to our financial position. We also record net periodic benefit costs associated with these net obligations as our employees render service. As of December 31, 2014, we have pension and OPEB obligations aggregating $6,439 million and accumulated pension plan assets at fair value of $4,808 million. Our 2014 net periodic pension and OPEB costs were $8 million.
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

•	life expectancy rate – used to estimate the impact of life expectancy on pension and OPEB obligations;

•	rate of compensation increase – used to calculate the impact future pay increases will have on pension benefit obligations; and

•	health care cost trend rate – used to calculate the impact of future health care costs on OPEB obligations.
The discount rate for our domestic and foreign plans was determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans. The discount rate reflects the single rate that produces the same discounted values as the value of the theoretical high-quality bond portfolio. In determining the expected return on assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In determining the life expectancy rate of our domestic and foreign plans, we used recently-issued actuarially-determined mortality tables and improvement scales. For the foreign plans, the mortality tables were adjusted with the result of our historical mortality experience study. Consistent with our future expectations, the rate used reflects a longer life expectancy for the employees who participate in our pension and OPEB plans. In determining the rate of compensation increase, we reviewed historical salary increases and promotions, while considering current industry conditions, the terms of collective bargaining agreements with our employees and the outlook for our industry. For the health care cost trend rate, we considered historical trends for these costs, as well as recently enacted healthcare legislation.
Effect if actual results differ from assumptions
Variations in assumptions could have a significant effect on the net periodic benefit costs and pension and OPEB obligations reported in our consolidated financial statements. For example, a 25 basis point change in any one of these assumptions would have increased (decreased) our net periodic benefit costs for our pension and OPEB plans and our pension and OPEB obligations as follows:

	2014 Net Periodic Benefit Cost		Pension and OPEB Obligations as of December 31, 2014
(In millions)	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Assumption:
Discount rate	$2	$6	$(160)	$171
Return on assets	(11)	11	—	—
Rate of compensation increase	1	(1)	8	(8)
Health care cost trend rate	1	—	2	(2)
As of December 31, 2014, the most significant change in our assumptions was a decrease to 4.0% from 4.9% as of December 31, 2013, in the discount rate for our pension benefit obligations, resulting in an increase of our net pension benefit obligation of approximately $550 million.
The net periodic benefit costs of our pension plans is based on the expected return on plan assets and not the actual return on plan assets, and the net periodic benefit cost of our pension and OPEB plans is based on the expected change in pension and OPEB obligations arising from the time value of money and not the actual change in pension and OPEB obligations. Differences between these expected and actual results were recorded in “accumulated other comprehensive loss” in our consolidated balance sheets as an actuarial gain or loss. Net losses arising in 2014, before tax, and deferred in “accumulated other comprehensive loss” were $652 million and increased our accumulated net actuarial loss. This loss will be amortized into our consolidated statements of operations in future years and will increase our 2015 net periodic benefit costs by approximately $78 million.

Deferred income tax assets
Description of accounts impacted by the accounting estimates
We have significant net deferred income tax assets of $1,286 million recorded in our Consolidated Balance Sheet as of December 31, 2014, all related to our Canadian operations, considering the full valuation allowance recorded against our U.S. net deferred income tax assets. Our deferred income taxes are comprised primarily of:
United States:

•
Deferred income tax assets of $907 million, comprised of $696 million for Federal and state operating loss carryforwards expiring between 2015 and 2034, and $211 million for other temporary differences, mostly related to pension and OPEB plans.

•	Deferred income tax liabilities of $193 million, mostly related to accelerated depreciation on fixed assets.

•	A valuation allowance of $714 million against the net deferred income tax assets, which are not more likely than not to be realized in the future.
Canada:

•
Deferred income tax assets of $1,308 million, comprised of $204 million related to a pool of scientific research and experimental development costs with no expiry, $48 million for Federal and provincial operating loss carryforwards expiring between 2023 and 2032, $106 million for tax credit carryforwards expiring between 2022 and 2034, as well as $950 million for other temporary differences, mostly related to fixed asset undepreciated capital costs with no expiry and pension and OPEB plans.

•	Deferred income tax liabilities of $11 million for various temporary differences.

•	A valuation allowance of $11 million related to items of a capital nature.
Other:

•	Deferred income tax assets of $30 million, mostly comprised of other foreign subsidiaries operating loss carryforwards expiring between 2019 and 2024.

•	A valuation allowance of $30 million against the net deferred income tax assets of other foreign subsidiaries, which are not more likely than not to be realized in the future.
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
In 2013, following the assessment of our ability to realize the deferred income tax assets of our U.S. operations, we concluded that existing negative evidence outweighed positive evidence and that a full valuation allowance against our net deferred income tax assets was required. The recent cumulative loss of our U.S. operations limited our ability to consider other subjective positive evidence, such as projections of future earnings. As a result, for the year ended December 31, 2013, we recorded a charge in order to establish a full valuation allowance against our net U.S. deferred income tax assets. For the year ended December 31, 2014, negative evidence still outweighed positive evidence and we maintained a full valuation allowance against our net U.S. deferred income tax assets. A valuation allowance does not reduce our underlying tax attributes, nor hinders our ability to use them in the future. If, in the future, sufficient objective positive evidence becomes available such that, based on the weight of available evidence, it is determined to be more likely than not that some or all of the deferred income tax assets associated with our U.S. operations can be realized, the valuation allowance will be reduced as appropriate, with the related adjustment being recognized as a decrease to the income tax provision.
The weight of positive evidence, which included a review of historical cumulative earnings and our expected future performance, resulted in the conclusion by management that valuation allowances were not required for our deferred income tax assets in Canada, as they were determined to be more likely than not to be realized. During 2014, Fibrek Holding Inc., a Canadian wholly-owned subsidiary, emerged from a three-year cumulative loss position, primarily due to improved profitability over the preceding two years. Considering its recent earnings history and positive outlook, we determined that a valuation allowance on the net deferred income tax assets was no longer required for the year ended December 31, 2014, and a tax benefit was recorded as a result of the reversal of the valuation allowance.
The Company calculates its income tax provision for the period based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in the subsequent years. Adjustments based on actual filed income tax returns are recorded when identified.
Tax benefits related to uncertain tax positions are recorded when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the relevant tax authority. The amount of tax benefit recognized may differ from the amount taken or expected to be taken on a tax return. These differences represent unrecognized tax benefits and are reviewed at each reporting period based on facts, circumstances and other available evidence. We have unrecognized tax benefits of $109 million as of December 31, 2014. As income tax legislation and regulations are complex and subject to interpretation, our tax positions could be challenged by taxing authorities.
Effect if actual results differ from assumptions
Our expected future performance represents important positive evidence in determining the recoverability of our deferred income tax assets. Although significant closure related costs were recorded in 2014 in our main operating subsidiary in Canada, in connection with our asset optimization initiatives, it remained in a three-year cumulative income position at the end of 2014. If actual future financial results are not consistent with the assumptions and judgments used, or if additional significant closure related costs are recorded in future years, we may be required to reduce the value of our net deferred income tax assets by recording additional valuation allowances, resulting in an income tax expense that could be material.
We do not expect a significant change to the amount of unrecognized tax benefits over the next twelve months. However, any adjustments arising from certain ongoing examinations by taxing authorities could alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions, and these adjustments could differ from the amount accrued.
Long-lived assets
Description of accounts impacted by the accounting estimate
We have long-lived assets recorded in our Consolidated Balance Sheet of $2,047 million as of December 31, 2014. These long-lived assets include fixed assets, net and amortizable intangible assets, net. In 2014, we recorded depreciation and amortization of $243 million and impairment and accelerated depreciation charges aggregating $222 million associated with these long-lived assets. The depreciation and amortization, impairment and accelerated depreciation charges are based on accounting estimates.
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
Asset impairment loss calculations require us to apply judgment in estimating asset group fair values and future cash flows, including periods of operation, projections of product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation, projected capital spending and, specifically for fixed assets acquired, assigned useful lives, functional obsolescence, asset condition and discount rates. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe would be consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. One key assumption, especially for our long-lived assets in Canada, is the foreign exchange rate. Foreign exchange rates were determined based on our budgeted exchange rates for 2015. The assessment of whether an asset group should be classified as held for sale requires us to apply judgment in estimating the probable timing of the sale, and in testing for impairment loss, judgment is required in estimating the net proceeds from the sale.
Effect if actual results differ from assumptions
If our estimate of the remaining useful life changes, such a change is accounted for prospectively in our determination of depreciation and amortization. Actual depreciation and amortization charges for an individual asset may therefore be significantly accelerated if the outlook for its remaining useful life is shortened considerably.
A number of judgments were made in the determination of our asset groups. If a different conclusion had been reached for any one of those judgments, it could have resulted in the identification of asset groups different from those we actually identified. This may have resulted in a different conclusion when comparing the expected undiscounted future cash flows or the fair value to the carrying value of the asset group.
Actual asset impairment losses could vary considerably from estimated impairment losses if actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values.
Assets of facilities that are presently idled have a greater risk of acceleration in depreciation and amortization or additional impairment. Information on certain of our idled assets can be found in Note 5, “Closure Costs, Impairment and Other Related Charges,” to our Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to risks associated with fluctuations in foreign currency exchange rates, commodity prices, prices for the products we manufacture and credit risk on accounts receivable from our customers.
Foreign Currency Exchange Risk
We compete with producers from around the world, particularly North America, Europe and South America, in most of our product lines with the exception of wood products, where we compete with other North American producers. We sell our products mainly in transactions denominated in U.S. dollars, but we also sell in certain local currencies, including the euro, the pound sterling and the Canadian dollar. In addition to the impact on product supply and demand, changes in the relative strength or weakness of these currencies, particularly the U.S. dollar, could also affect international trade flows in these products. A stronger U.S. dollar might attract imports, thereby increasing product supply and possibly creating downward pressure on prices. On the other hand, a weaker U.S. dollar might encourage U.S. exports but also increase manufacturing costs in Canadian dollars, or other foreign currencies.
Variations in exchange rates could also significantly affect our competitive position. In 2014, for example, the strength of the U.S. dollar against certain European currencies and the rapidly devaluating Russian ruble negatively affected the competitive position of North American newsprint producers selling in certain U.S. dollar-denominated international newsprint markets, like Asia. Some of our European and Russian competitors were able to price business more aggressively in those markets as a result of the relative weakness of their local currency, which negatively affected our ability to compete, forcing us to take steps to limit our exposure to these markets.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects. In 2013 and 2014, the Canadian dollar fluctuated between a low of US$0.86 in December of 2014 and a high of US$1.02 in January of 2013. Based on operating projections for 2015, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $12 million, and vice versa.
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
Product Price Risk
Historically, economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. Most of our paper, market pulp and wood products are commodities that are widely available from other producers; because these products have few distinguishing qualities from producer to producer, competition is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, consequently our sales and profitability, reflect fluctuations in end-user demand, which depend in part on general economic conditions in North America and worldwide. The demand for some of our products has weakened significantly over the last several years; for example, according to industry statistics, North American newsprint demand fell by 6% in 2010, 7% in 2011, 1% in 2012, 10% in 2013 and 9% in 2014. This trend, which similarly affects our specialty papers, could continue as a result of developments in alternative media, lower North American newspaper circulation, weaker advertising, grade substitution and conservation measures taken by publishers and retailers. Without change in capacity, the lower demand in relation to supply can cause downward pressure on price.
In the table below, we show the impact of a $25 change to the average transaction price per unit of our products, based on our operating configuration as of December 31, 2014. This presentation measures only the impact of pricing and items directly related to price, and assumes that every other factor is held constant.

PRODUCT	Unit	Projected change in annualized EBITDA ($ millions) based on $25 change in price per unit

Newsprint	$ / metric ton	57
Specialty papers	$ / short ton	42
Market pulp	$ / metric ton	40
Wood products	$ / thousand board feet	40
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
Credit Risk
We are exposed to credit risk on the accounts receivable from our customers. In order to manage our credit risk, we have adopted policies, which include the analysis of the financial position of our customers and the regular review of their credit limits. We also subscribe to credit insurance and, in some cases, require bank letters of credit. Our customers are mainly in the business of newspaper publishing, advertising, printing, paper converting, consumer products as well as lumber wholesale and retail.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Sales	$4,258	$4,461	$4,503
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	3,240	3,446	3,485
Depreciation and amortization	243	243	233
Distribution costs	518	521	514
Selling, general and administrative expenses	155	166	149
Closure costs, impairment and other related charges	278	89	185
Net gain on disposition of assets	(2)	(2)	(35)
Operating loss	(174)	(2)	(28)
Interest expense	(47)	(51)	(66)
Other (expense) income, net	(83)	(62)	22
Loss before income taxes	(304)	(115)	(72)
Income tax benefit (provision)	30	(524)	39
Net loss including noncontrolling interests	(274)	(639)	(33)
Net (income) loss attributable to noncontrolling interests	(3)	—	34
Net (loss) income attributable to Resolute Forest Products Inc.	$(277)	$(639)	$1
Net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(2.93)	$(6.75)	$0.01
Diluted	$(2.93)	$(6.75)	$0.01
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	94.6	94.7	97.4
Diluted	94.6	94.7	97.5

See accompanying notes to consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Years Ended December 31,
	2014	2013	2012
Net loss including noncontrolling interests	$(274)	$(639)	$(33)
Other comprehensive income (loss) :
Change in unamortized prior service credits, net of tax of $1, $0 and $7 in 2014, 2013 and 2012, respectively	76	(3)	23
Change in unamortized actuarial losses, net of tax of $116, $121 and $135 in 2014, 2013 and 2012, respectively	(522)	350	(351)
Foreign currency translation	(1)	(4)	1
Other comprehensive (loss) income, net of tax	(447)	343	(327)
Comprehensive loss including noncontrolling interests	(721)	(296)	(360)
Less: Comprehensive (income) loss attributable to noncontrolling interests:
Net (income) loss	(3)	—	34
Change in unamortized actuarial losses, net of tax of $0 in 2012	—	—	6
Foreign currency translation	—	—	2
Comprehensive (income) loss attributable to noncontrolling interests	(3)	—	42
Comprehensive loss attributable to Resolute Forest Products Inc.	$(724)	$(296)	$(318)

See accompanying notes to consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amount)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$337	$322
Accounts receivable, net:
Trade	449	536
Other	90	98
Inventories, net	542	529
Deferred income tax assets	70	32
Other current assets	46	45
Total current assets	1,534	1,562
Fixed assets, net	1,985	2,289
Amortizable intangible assets, net	62	66
Deferred income tax assets	1,219	1,266
Other assets	121	202
Total assets	$4,921	$5,385

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$518	$533
Current portion of long-term debt	1	2
Deferred income tax liabilities	—	32
Total current liabilities	519	567
Long-term debt, net of current portion	596	597
Pension and other postretirement benefit obligations	1,616	1,294
Deferred income tax liabilities	3	26
Other long-term liabilities	70	62
Total liabilities	2,804	2,546
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.3 shares issued and 94.8 shares outstanding as of December 31, 2014; 117.0 shares issued and 94.5 shares outstanding as of December 31, 2013	—	—
Additional paid-in capital	3,754	3,751
Deficit	(869)	(592)
Accumulated other comprehensive loss	(718)	(271)
Treasury stock at cost, 22.5 shares as of December 31, 2014 and December 31, 2013	(61)	(61)
Total Resolute Forest Products Inc. shareholders’ equity	2,106	2,827
Noncontrolling interests	11	12
Total equity	2,117	2,839
Total liabilities and equity	$4,921	$5,385
See accompanying notes to consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2011	$—	$3,687	$47	$(311)	$—	$60	$3,483
Share-based compensation costs for equity-classified awards	—	5	—	—	—	—	5
Net income (loss)	—	—	1	—	—	(34)	(33)
Acquisition of Fibrek Inc. (2.8 newly-issued shares and 0.5 shares of treasury stock) (Note 3)	—	38	(1)	—	6	—	43
Disposition of investment in Bowater Mersey Paper Company Limited (our “Mersey operations”) (Note 6)	—	—	—	16	—	9	25
Purchases of treasury stock (5.6 shares) (Note 17)	—	—	—	—	(67)	—	(67)
Distribution of common stock from the share reserve to Augusta Newsprint Company and Fibrek Inc., wholly-owned subsidiaries (0.1 shares in treasury)	—	—	—	—	—	—	—
Stock incentive awards vested (0.1 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(5)	(5)
Contribution of capital to noncontrolling interest	—	—	—	—	—	1	1
Other comprehensive loss, net of tax	—	—	—	(319)	—	(8)	(327)
Balance as of December 31, 2012	—	3,730	47	(614)	(61)	23	3,125
Share-based compensation costs for equity-classified awards	—	7	—	—	—	—	7
Net loss	—	—	(639)	—	—	—	(639)
Contribution of capital from noncontrolling interest (net of tax of $3)	—	—	—	—	—	5	5
Acquisition of noncontrolling interest (Note 7)	—	14	—	—	—	(14)	—
Transfer of common stock from the share reserve to the Company (0.3 shares in treasury) (Note 17)	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest	—	—	—	—	—	(2)	(2)
Other comprehensive income, net of tax	—	—	—	343	—	—	343
Balance as of December 31, 2013	—	3,751	(592)	(271)	(61)	12	2,839
Share-based compensation costs for equity-classified awards	—	3	—	—	—	—	3
Net (loss) income	—	—	(277)	—	—	3	(274)
Stock incentive awards exercised or vested (0.3 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest	—	—	—	—	—	(4)	(4)
Other comprehensive loss, net of tax	—	—	—	(447)	—	—	(447)
Balance as of December 31, 2014	$—	$3,754	$(869)	$(718)	$(61)	$11	$2,117

See accompanying notes to consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss including noncontrolling interests	$(274)	$(639)	$(33)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	6	7	5
Depreciation and amortization	243	243	233
Closure costs, impairment and other related charges	263	80	166
Inventory write-downs related to closures	17	11	12
Deferred income taxes	(36)	523	(36)
Net pension contributions and other postretirement benefit payments	(157)	(117)	(95)
Net gain on disposition of assets	(2)	(2)	(35)
Loss (gain) on translation of foreign currency denominated deferred income taxes	107	93	(37)
(Gain) loss on translation of foreign currency denominated pension and other postretirement benefit obligations	(82)	(88)	30
Gain on forgiveness of note payable	—	(12)	—
Net loss on extinguishment of debt	—	59	—
Write-down of equity method investment	61	—	—
Premium related to debt redemption	—	—	(5)
Dividends received from equity method investees in excess of income	3	6	2
Leasehold improvement incentive received from lessor	—	—	5
Changes in working capital:
Accounts receivable	106	62	91
Inventories	(31)	16	(21)
Other current assets	(3)	10	5
Accounts payable and accrued liabilities	(44)	(37)	(11)
Other, net	9	(9)	(10)
Net cash provided by operating activities	186	206	266
Cash flows from investing activities:
Cash invested in fixed assets	(193)	(161)	(169)
Monetization of timber notes	22	—	—
Disposition of our interest in our Mersey operations, net of cash	—	—	14
Disposition of other assets	10	4	36
Acquisition of Fibrek Inc., net of cash acquired	—	—	(24)
Proceeds from insurance settlements	—	4	—
Decrease in restricted cash	1	8	76
Decrease (increase) in deposit requirements for letters of credit, net	1	(2)	(12)
Other investing activities, net	(2)	(4)	4
Net cash used in investing activities	(161)	(151)	(75)
Cash flows from financing activities:
Issuance of long-term debt	—	594	—
Premium paid on extinguishment of debt	—	(84)	—
Payments of debt	(2)	(503)	(198)
Payments of financing and credit facility fees	(1)	(9)	—
Purchases of treasury stock	—	—	(67)
Dividends to noncontrolling interests	(4)	(2)	(5)
Acquisition of noncontrolling interest	—	—	(27)
Contribution of capital from noncontrolling interest	—	8	—
Net cash (used in) provided by financing activities	(7)	4	(297)
Effect of exchange rate changes on cash and cash equivalents	(3)	—	—
Net increase (decrease) in cash and cash equivalents	15	59	(106)
Cash and cash equivalents:
Beginning of year	322	263	369
End of year	$337	$322	$263
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, including capitalized interest of $3, $2 and $2 in 2014, 2013 and 2012, respectively	$42	$54	$68
Income taxes, net	$(1)	$2	$—

See accompanying notes to consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation
Nature of operations
Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us,” “Parent” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry, with a diverse range of products, including newsprint, specialty papers, market pulp and wood products, which are marketed in close to 80 countries. We own or operate some 40 pulp and paper mills and wood products facilities in the United States, Canada and South Korea, and power generation assets in Canada.
AbitibiBowater Inc. (our predecessor entity) and all but one of its debtor affiliates successfully emerged from creditor protection proceedings under Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”) and the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”), as applicable (collectively, the “Creditor Protection Proceedings”) on December 9, 2010. The wholly-owned subsidiary operating the Mokpo, South Korea operations and almost all of the less than wholly-owned subsidiaries operated outside of the Creditor Protection Proceedings. We refer to AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries as the “Debtors.” We refer to the Chapter 11 Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and the CCAA Debtors’ CCAA Plan of Reorganization and Compromise, in each case as amended and including all exhibits and supplements thereto, together as the “Plans of Reorganization,” each as a “Plan of Reorganization” and individually as the “Chapter 11 Reorganization Plan” and the “CCAA Reorganization Plan,” respectively. Pursuant to the Plans of Reorganization, all disputed claims have been definitively resolved. The Debtors’ Chapter 11 cases are closed; the CCAA proceedings have yet to be closed as the monitor is continuing to assist in certain post-emergence court proceedings.
Financial statements
We have prepared our consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All amounts are expressed in U.S. dollars, unless otherwise indicated.
Consolidation
Our consolidated financial statements include the accounts of Resolute Forest Products Inc. and its controlled subsidiaries. All transactions and balances between these companies have been eliminated. All consolidated subsidiaries are wholly-owned as of December 31, 2014 with the exception of the following:

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
Fixed assets
Fixed assets acquired, including internal-use software, are stated at acquisition cost less accumulated depreciation and impairment. The cost of the fixed assets is reduced by any investment tax credits or government capital grants earned. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. We capitalize interest on borrowings during the construction period of major capital projects as part of the related asset and amortize the capitalized interest into earnings over the related asset’s remaining useful life. Planned major maintenance costs are recorded using the deferral method, whereby the costs of each planned major maintenance activity are capitalized to “Other current assets” in our Consolidated Balance Sheets and amortized to “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations on a straight-line basis over the estimated period until the next planned major maintenance activity. All other routine repair and maintenance costs are expensed as incurred.
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
Impairment of long-lived assets
The unit of accounting for impairment testing for long-lived assets is its group, which includes fixed assets, net, amortizable intangible assets, net, and liabilities directly related to those assets (herein defined as “asset group”). For asset groups that are held and used, that group represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other asset groups. For asset groups that are to be disposed of by sale or otherwise, that group represents assets to be disposed of together as a group in a single transaction and liabilities directly associated with those assets that will be transferred in the transaction.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
Fair value measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and is based on any principal market for the specific asset or liability. We consider the risk of non-performance of the obligor, which in some cases reflects our own credit risk, in determining fair value. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” we categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. This fair value hierarchy is as follows:

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
Share-based compensation
We amortize the fair value of our equity-based awards over the requisite service period using the straight-line attribution approach. The requisite service period is reduced for those employees who are retirement eligible at the date of the grant or who will become retirement eligible during the vesting period and who will be entitled to continue vesting in their entire award upon retirement. The fair value of stock options is determined using a Black-Scholes option pricing formula, and the fair value of restricted stock units (“RSUs”), deferred stock units (“DSUs”) and performance stock units (“PSUs”) is determined based on the market price of a share of our common stock on the grant date. We estimate forfeitures of stock incentive awards based on historical experience and recognize compensation cost only for those awards expected to vest. Estimated forfeitures are updated to reflect new information or actual experience, as it becomes available.
Any excess tax benefits related to share-based compensation gets recorded in the additional paid-in capital (“APIC”) pool and is available to absorb future tax related deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, we would record the excess as income tax expense in our Consolidated Statements of Operations. For each of the years ended December 31, 2014, 2013 and 2012 the balance of the APIC pool was zero.
Any cash flows resulting from the tax benefit that arise from the exercise of stock options and the vesting of RSUs, DSUs and PSUs that exceed the compensation cost recognized (excess tax benefits) are classified as financing cash flows.
Revenue recognition
Pulp, paper and wood products are delivered to our customers in the United States and Canada directly from our mills by either truck or rail. Pulp and paper products delivered to our international customers by ship are sold with international shipping terms. Revenue is recorded when risk of loss and title of the product passes to the customer. For sales with the terms free on board (“FOB”) shipping point, revenue is recorded when the product leaves the mill, whereas for sales transactions FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site, when the title and risk of loss are transferred. Sales are reported net of allowances and rebates, and the following criteria must be met before they are recognized: persuasive evidence of an arrangement exists, delivery has occurred and we have no remaining obligations, prices are fixed or determinable and collectibility is reasonably assured. Sales of our other products (green power produced from renewable sources, wood chips and other wood related products) are recognized when the products are delivered and are included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.
Net (loss) income per share
We calculate basic net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders by dividing our net (loss) income by the weighted-average number of outstanding common shares. We calculate diluted net income per share attributable to Resolute Forest Products Inc. common shareholders by dividing our net income by the weighted-average number of outstanding common shares, as adjusted for the incremental shares attributable to the dilutive effects of potentially dilutive securities (such as stock options, RSUs, DSUs and PSUs). The incremental shares are calculated using the treasury stock method (stock options, RSUs, DSUs and PSUs). To calculate diluted net loss per share attributable to Resolute Forest Products Inc. common shareholders, no adjustments to our basic weighted-average number of outstanding common shares are made, since the impact of potentially dilutive securities (such as stock options, RSUs, DSUs and PSUs) would be antidilutive.
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
The functional currency of our other operations is their local currency. Assets and liabilities of these operations are translated into U.S. dollars at the exchange rates in effect as of the balance sheet dates. Income and expense items are translated at average

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

daily or monthly exchange rates for the period. The resulting translation gains or losses are recognized as a component of equity in “Accumulated other comprehensive loss.”
Distribution costs
Distribution costs represent costs associated with handling finished goods and shipping products to customers. Such costs are included in “Distribution costs” in our Consolidated Statements of Operations.
New accounting pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts from Customers” (“ASU 2014-09”). ASU 2014-09 provides a framework that replaces existing revenue recognition guidance in U.S. GAAP. This standard is effective for fiscal years beginning after December 15, 2016 and early adoption is prohibited. We are still evaluating the impact of this standard on our results of operations or financial position.
Note 3. Acquisition of Fibrek Inc.
On May 2, 2012 (the “acquisition date”), in connection with an offer to purchase all of the issued and outstanding shares of Fibrek Inc. (“Fibrek”), a producer and marketer of virgin and recycled kraft pulp operating three mills, we acquired a controlling interest in Fibrek and began consolidating its results of operations, financial position and cash flows in our consolidated financial statements. On July 31, 2012 we completed the final step of the transaction for the remaining outstanding shares of Fibrek.
As aggregate consideration for all of the Fibrek shares we purchased, we distributed approximately 3.3 million shares of our common stock and Cdn $63 million ($63 million, based on the exchange rates in effect on each of the dates we acquired the shares of Fibrek) in cash. See Note 16, “Commitments and Contingencies,” for additional information.
The following summarizes the fair value as of the acquisition date of all of the consideration transferred through May 2, 2012 to acquire our controlling interest in Fibrek:

(In millions)
Cash	$36
Common stock issued (1.9 million shares)	24
$60
The acquisition date fair value of our common stock issued as part of the consideration transferred for Fibrek was determined based on the closing market price of our common stock on the acquisition date.
Subsequent to the acquisition date, we acquired the remaining noncontrolling interest in Fibrek, which we accounted for as equity transactions whereby we adjusted the carrying amount of the noncontrolling interest in Fibrek to reflect the change in our ownership interest in Fibrek. As consideration for this additional equity interest in Fibrek, we distributed approximately 1.4 million shares of our common stock and Cdn $27 million ($27 million, based on the exchange rates in effect on each of the dates we acquired the shares of Fibrek) in cash. Transaction costs of approximately $1 million associated with the acquisition of the noncontrolling interest in Fibrek were recorded in “Additional paid-in capital” in our Consolidated Balance Sheet as of December 31, 2012.
The following unaudited pro forma information for the year ended December 31, 2012 represents our results of operations as if the acquisition of Fibrek had occurred on January 1, 2012. This pro forma information does not purport to be indicative of the results that would have occurred for the period presented or that may be expected in the future.

(Unaudited, in millions except per share data)	2012
Sales	$4,669
Net loss attributable to Resolute Forest Products Inc.	(2)
Basic net loss per share attributable to Resolute Forest Products Inc.	(0.02)
Diluted net loss per share attributable to Resolute Forest Products Inc.	(0.02)
The unaudited pro forma net loss attributable to Resolute Forest Products Inc. for the year ended December 31, 2012 excludes $19 million of both our and Fibrek’s transaction costs associated with the acquisition.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 4. Amortizable Intangible Assets, Net
Amortizable intangible assets, net as of December 31, 2014 and 2013 were comprised of the following:

		2014			2013
(Dollars in millions)	Estimated Lives (Years)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Water rights	10 – 40	$19	$3	$16	$19	$2	$17
Energy contracts	15 – 25	52	6	46	52	3	49
		$71	$9	$62	$71	$5	$66
In order to operate our hydroelectric generation and transmission network, we draw water from various rivers in Québec. For some of our facilities, the use of such government-owned waters is governed by water power leases/agreements with the province of Québec, which set out the terms, conditions, and fees (as applicable). Terms of these agreements typically range from 10 to 25 years and are generally renewable, under certain conditions. In some cases, the agreements are contingent on the continued operation of the related paper mills and a minimum level of capital spending in the region. For our other facilities, the right to generate hydroelectricity stems from our ownership of the bed of the river on which these facilities are located.
Amortization expense related to amortizable intangible assets was $4 million, $3 million and $1 million, for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense related to amortizable intangible assets is estimated to be $3 million per year for each of the next five years.
Note 5. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the year ended December 31, 2014, were comprised of the following:

(In millions)	Impairment of Assets	Accelerated Depreciation	Pension Plan Curtailments	Severance and Other Costs	Total
Permanent closures:
Laurentide, Québec paper mill	$—	$97	$(2)	$20	$115
Paper mill in Iroquois Falls, Ontario	—	60	6	17	83
Paper machine in Catawba, South Carolina	—	45	—	1	46
Pulp and paper mill in Fort Frances, Ontario	—	—	—	12	12
Restructuring initiative:
Recycling operations (1)	6	—	—	1	7
Other	8	6	—	1	15
	$14	$208	$4	$52	$278

(1)
We recorded long-lived asset impairment charges of $6 million for the year ended December 31, 2014, related to our recycling assets, to reduce the carrying value of the assets to fair value less costs to sell. We disposed of most of these assets in 2014.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Closure costs, impairment and other related charges for the year ended December 31, 2013, were comprised of the following:

(In millions)	Impairment of Assets (2)	Accelerated Depreciation	Pension Plan Curtailments	Severance and Other Costs	Total
Indefinite idlings and extended market-related outage:
Paper machine in Calhoun, Tennessee (1)	$—	$44	$—	$6	$50
Kraft mill and paper machines in Fort Frances	—	—	2	15	17
Permanent closure:
Paper machine in Iroquois Falls	—	2	—	1	3
Other	11	4	1	3	19
	$11	$50	$3	$25	$89

(1)
Following our acquisition of the noncontrolling interest in Calhoun Newsprint Company (“CNC”), we indefinitely idled a paper machine at the Calhoun mill on March 12, 2013, resulting in accelerated depreciation charges to reduce the carrying value of the assets to reflect their revised estimated remaining useful lives. In 2014, we restarted the paper machine to produce specialty paper. For additional information regarding our acquisition of the noncontrolling interest in CNC, see Note 7, “Other (Expense) Income, Net.”

(2)
Due to declining market conditions, we recorded long-lived asset impairment charges related to our recycling assets to reduce the carrying value of the assets to their estimated fair value, which was determined based on estimated market prices for similar assets.

Closure costs, impairment and other related charges for the year ended December 31, 2012, were comprised of the following:

(In millions)	Impairment of Assets	Accelerated Depreciation	Pension and OPEB Plan Curtailments and Settlements	Severance and Other Costs	Total
Indefinite idlings:
Mersey operations, Nova Scotia (1)	$72	$—	$8	$15	$95
Pulp mill and paper machine in Fort Frances (2)	36	2	1	6	45
Permanent closure:
Paper machine in Laurentide	—	18	—	4	22
Restructuring initiatives:
Catawba paper mill	—	—	—	4	4
Baie-Comeau, Québec paper mill	—	—	3	1	4
Lump-sum payments to vested terminated employees (Note 14)	—	—	7	—	7
Other	3	1	2	2	8
	$111	$21	$21	$32	$185

(1)
We recorded long-lived asset impairment charges (including a $7 million write-down of an asset retirement obligation for environmental liabilities) related to the indefinite idling and subsequent sale of our interest in our Mersey operations, to reduce the carrying value of our net assets to fair value less costs to sell.

(2)	We recorded long-lived asset impairment charges to reduce the carrying value of the assets to their estimated fair value, which was determined based on the assets’ estimated salvage values.
Note 6. Net Gain on Disposition of Assets
During 2012, we sold two parcels of land in Gatineau, Québec, a portion of our Mersey timberlands and subsequently our interest in our Mersey operations and various other assets for total consideration of $55 million, resulting in a net gain on disposition of assets of $35 million.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 7. Other (Expense) Income, Net
Other (expense) income, net for the years ended December 31, 2014, 2013 and 2012 was comprised of the following:

(In millions)	2014	2013	2012
Foreign exchange (loss) gain	$(32)	$(24)	$17
Write-down of equity method investment (1)	(61)	—	—
Net (loss) gain on extinguishment of debt (Note 13)	—	(59)	2
Gain on forgiveness of note payable (2)	—	12	—
Gain on liquidation settlement (3)	—	12	—
Miscellaneous income (expense)	10	(3)	3
	$(83)	$(62)	$22

(1)
As a result of the continued deterioration of actual and projected cash flows in Ponderay Newsprint Company, a partnership in which we have a 40% interest, we recorded an other-than-temporary write-down of $61 million in 2014. The carrying value of the investment was reduced to a fair value of nil, which was determined using the discounted cash flow method.

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

(3)
On February 2, 2010, Bridgewater Paper Company Limited (“BPCL”), a subsidiary of ours, filed for administration in the United Kingdom pursuant to the United Kingdom Insolvency Act 1986, as amended. As a result, we became a creditor of BPCL and lost control over their operations. In connection with our claims, we received a liquidation settlement of $12 million in 2013.

Note 8. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the year ended December 31, 2014 was as follows:

(In millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2013	$18	$(290)	$1	$(271)
Other comprehensive income (loss) before reclassifications (1)(2)	91	(534)	(1)	(444)
Amounts reclassified from accumulated other comprehensive loss (3)	(15)	12	—	(3)
Net current period other comprehensive income (loss)	76	(522)	(1)	(447)
Balance as of December 31, 2014	$94	$(812)	$—	$(718)

(1)
In 2014, we modified our U.S. OPEB plan, whereby unionized participants, upon reaching Medicare eligibility, will be provided comparable Medicare coverage via a Medicare Exchange program, effective January 1, 2015. As a result of this plan amendment, “Pension and other postretirement benefit obligations” and “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of December 31, 2014, were both decreased by $84 million ($91 million of unamortized prior service credits offset by the remeasurement impact resulting in $7 million of unamortized actuarial losses).

(2)
In 2014, we announced the permanent closure of our Laurentide and Iroquois Falls paper mills, resulting in the elimination of approximately 470 positions and the curtailment of two of our pension plans. Accordingly, “Pension and other postretirement benefit obligations” and “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of December 31, 2014 were increased by $208 million and $152 million (net of tax of $56 million), respectively, which consisted of unamortized actuarial losses.

(3)	See the table below for details about these reclassifications.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2014 were comprised of the following:

(In millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(13)	Cost of sales, excluding depreciation, amortization and distribution costs (1)
Curtailment gains	(3)	Closure costs, impairment and other related charges (1)
	1	Income tax benefit (provision)
	$(15)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$5	Cost of sales, excluding depreciation, amortization and distribution costs (1)
Curtailment loss	7	Closure costs, impairment and other related charges (1)
Write-down of actuarial losses	4	Other (expense) income, net
	(4)	Income tax benefit (provision)
	$12	Net of tax
Total Reclassifications	$(3)	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and OPEB plans summarized in Note 14, “Pension and Other Postretirement Benefit Plans.”
Note 9. Net (Loss) Income Per Share
The weighted-average number of stock options and equity-classified RSUs, DSUs and PSUs (collectively, “stock unit awards”) outstanding for the years ended December 31, 2014, 2013 and 2012 was as follows:

(In millions)	2014 (1)	2013 (1)	2012 (2)
Stock options	1.6	2.0	1.5
Stock unit awards	1.3	1.0	0.8

(1)	These stock options and stock unit awards were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive.

(2)	The dilutive impact of these stock options and stock unit awards on the weighted-average number of common shares outstanding used to calculate diluted net income per share was nominal.
No adjustments to net (loss) income attributable to Resolute Forest Products Inc. common shareholders were necessary to calculate basic and diluted net (loss) income per share for all periods presented.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 10. Inventories, Net
Inventories, net as of December 31, 2014 and 2013 were comprised of the following:

(In millions)	2014	2013
Raw materials and work in process	$160	$153
Finished goods	192	195
Mill stores and other supplies	190	181
	$542	$529
In 2014, we recorded charges of $17 million for write-downs of mill stores and other supplies as a result of the permanent closure of our Laurentide and Iroquois Falls paper mills and the permanent closure of a paper machine in Catawba. In 2013, we recorded charges for write-downs of mill stores and other supplies of $11 million primarily related to the indefinite idling of a paper machine in Calhoun and an extended period of market-related outage for a paper machine in Fort Frances. These charges were included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.
Note 11. Fixed Assets, Net
Fixed assets, net as of December 31, 2014 and 2013 were comprised of the following:

(Dollars in millions)	Range of Estimated Useful Lives in Years	2014	2013
Land and land improvements	3 – 10	$93	$89
Buildings	3 – 40	293	291
Machinery and equipment (1)	3 – 20	2,318	2,239
Hydroelectric power plants	10 – 40	286	286
Timberlands and timberlands improvements	3 – 20	91	83
Construction in progress (1)		102	61
		3,183	3,049
Less: Accumulated depreciation		(1,198)	(760)
		$1,985	$2,289
(1)Internal-use software included in fixed assets, net as of December 31, 2014 and 2013 was as follows:

(Dollars in millions)	2014	2013
Machinery and equipment	$31	$30
Construction in progress	24	9
	55	39
Less: Accumulated depreciation	(8)	(4)
	$47	$35
Amortization expense related to internal-use software is estimated to be $8 million per year for each of the next five years.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 12. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of December 31, 2014 and 2013 were comprised of the following:

(In millions)	2014	2013
Trade accounts payable	$361	$361
Payroll, bonuses and severance payable	85	97
Accrued interest	5	5
Pension and OPEB obligations	20	24
Income and other taxes payable	13	6
Environmental liabilities	8	5
Other	26	35
	$518	$533
Note 13. Long-Term Debt
Overview
Long-term debt, including current portion, as of December 31, 2014 and 2013, was comprised of the following:

(In millions)	2014	2013
5.875% senior notes due 2023:
Principal amount	$600	$600
Unamortized discount	(5)	(5)
Total senior notes due 2023	595	595
Other debt:
PSIF – Investissement Québec loan	—	1
Capital lease obligation	2	3
Total other debt	2	4
Total debt	597	599
Less: Current portion of long-term debt	(1)	(2)
Long-term debt, net of current portion	$596	$597
2023 Notes
We issued $600 million in aggregate principal amount of 5.875% senior notes due 2023 (the “2023 Notes”) on May 8, 2013, pursuant to an indenture as of that date (the “indenture”). Upon their issuance, the notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that is being amortized to interest expense using the interest method over the term of the notes, resulting in an effective interest rate of 6.0%. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2013, until their maturity date of May 15, 2023.
On May 8, 2013, we used the proceeds of the sale of the 2023 Notes to purchase $496 million aggregate principal amount of the 10.25% senior secured notes due 2018 (the “2018 Notes”), or 99% of the outstanding amount, in connection with the tender offer and consent solicitation that expired on May 21, 2013. Aggregate consideration for the purchase was $584 million, including accrued and unpaid interest of $4 million. We then redeemed the remaining $5 million of principal amount of the 2018 Notes on October 8, 2013, at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. Accordingly, we recorded a loss on extinguishment of debt of $59 million (net of $25 million write-down of unamortized premium) in “Other (expense) income, net” in our Consolidated Statements of Operations for the year ended December 31, 2013. On October 10, 2012, we also redeemed $85 million of principal amount of the 2018 Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest.
The 2023 Notes are guaranteed by all of our existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries (the “Note Guarantors”) that guarantee the ABL Credit Facility (as defined and discussed below). The notes are unsecured and effectively junior to indebtedness under the ABL Credit Facility to the extent of the value of the collateral

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

that secures the ABL Credit Facility and to future secured indebtedness. In addition, the notes are structurally subordinated to all existing and future liabilities of our subsidiaries that do not guarantee the notes.
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
At any time prior to May 15, 2017, we may redeem some or all of the 2023 Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest and a “make-whole” premium. We may redeem up to 35% of the notes before May 15, 2016 using proceeds from certain equity offerings at a price of 105.875% of the principal amount. In the event of a change of control, each holder will have the right to require us to repurchase all or any part of that holder’s notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes plus any accrued and unpaid interest. If we sell certain of our assets and do not use the proceeds to pay down certain indebtedness, purchase additional assets or make capital expenditures, each as specified in the indenture, we must offer to purchase the notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest with the net cash proceeds from the asset sale.
On or after May 15, 2017, the 2023 Notes will be redeemable, in whole or in part, at redemption prices equal to a percentage of the principal amount plus accrued and unpaid interest, as follows:

Year (beginning May 15)	Redemption Price
2017	104.406%
2018	102.938%
2019	101.469%
2020 and thereafter	100.000%
In connection with the offering of the 2023 Notes, we and the Note Guarantors entered into a registration rights agreement, dated as of May 8, 2013, with the initial purchasers of the 2023 Notes. On May 27, 2014, in accordance with the registration rights agreement, we completed an exchange offer whereby we: (i) exchanged the 2023 Notes for registered notes (which we refer to as the “exchange notes”), with substantially the same terms as the 2023 Notes; and (ii) exchanged the guarantees related to the 2023 Notes for registered guarantees relating to the exchange notes, with substantially the same terms as the original guarantees.
The fair value of the 2023 Notes was $571 million and $554 million as of December 31, 2014 and 2013, respectively. The fair value was determined by reference to over-the-counter prices (Level 1).
In connection with the issuance of the 2023 Notes, we incurred fees of approximately $9 million, which were recorded as deferred financing costs in “Other assets” in our Consolidated Balance Sheet as of December 31, 2013, and are being amortized to interest expense using the interest method over the term of the notes.
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
On February 25, 2014, the Borrowers and the Guarantors (as defined below) entered into an amendment to the credit agreement that governs the ABL Credit Facility. The ABL Credit Facility, as amended, matures on October 28, 2016 and provides for an asset-based, revolving credit facility with an aggregate lender commitment of up to $665 million at any time outstanding, subject to borrowing base availability, including a $60 million swingline sub-facility and a $200 million letter of credit sub-facility. The ABL Credit Facility includes a $465 million tranche available to the Borrowers and a $200 million tranche available solely to the U.S. Borrowers, in each case subject to the borrowing base availability of those Borrowers. The ABL Credit Facility also provides for an uncommitted incremental loan facility of up to $200 million, subject to certain terms and conditions set forth in the ABL Credit Facility.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Revolving loan (and letter of credit) availability under the ABL Credit Facility is subject to borrowing base availability, which at any time is equal to, for the Borrowers, the sum of: (i) 85% of eligible domestic accounts receivable and 90% of eligible international accounts receivable; (ii) the lesser of 65% of eligible inventory or 85% of the net orderly liquidation value of eligible inventory, minus certain reserves; and (iii) 100% of cash deposits, limited to $100 million and subject to certain conditions.
The obligations of the U.S. Borrowers under the ABL Credit Facility are guaranteed by each of the other U.S. Borrowers and certain of our material U.S. subsidiaries (the “U.S. Guarantors”), and secured by first priority liens on and security interests in accounts receivable, inventory and related assets of the U.S. Borrowers and the U.S. Guarantors. The obligations of the Canadian Borrower under the ABL Credit Facility are guaranteed by each of the other Borrowers, the U.S. Guarantors and certain of our material Canadian subsidiaries (the “Canadian Guarantors” and, together with the U.S. Guarantors, the “Guarantors”), and are secured by first priority liens on and security interests in accounts receivable, inventory and related assets of the Borrowers and the Guarantors.
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
As of December 31, 2014, the Borrowers had no borrowings and $37 million of letters of credit outstanding under the ABL Credit Facility. As of December 31, 2014, we had $521 million of availability under the ABL Credit Facility, which was comprised of $318 million for the U.S. Borrowers and $203 million for the Canadian Borrower.
The carrying value of assets pledged as collateral for our total debt obligations was approximately $1.4 billion as of December 31, 2014.
Other debt
We assumed Fibrek’s outstanding indebtedness on the acquisition date. As of December 31, 2012, Fibrek’s term loan and credit facility, totaling $112 million of principal, were repaid in full, plus accrued and unpaid interest, and the related agreements were canceled and terminated.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

PSIF – Investissement Québec
On February 23, 2007, Investissement Québec granted Fibrek a Cdn $6 million interest-free loan through the Soutien à l’industrie forestière program (“PSIF”), payable in monthly installments over a maximum of four years, starting December 31, 2010. As of December 31, 2014, the loan was repaid in full.
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
In addition to the previously described plans, we have a number of defined contribution plans covering substantially all of our U.S. employees and a significant portion of our Canadian employees. Under the U.S. defined contribution plan, employees are allowed to make contributions that we match. In addition, under the U.S. defined contribution plan, most employees also receive an automatic company contribution, regardless of the employee’s contribution. The amount of the automatic company contribution is a percentage of the employee’s pay, determined based on age and years of service. The Canadian registered defined contribution plans provide for mandatory contributions by employees and by us, as well as opportunities for employees to make additional optional contributions and receive, in some cases, matching contributions on those optional amounts. Our expense for the defined contribution plans totaled $22 million in 2014 and 2013, respectively, and totaled $21 million in 2012.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The changes in our pension and OPEB obligations and plan assets for the years ended December 31, 2014 and 2013 and the funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets as of December 31, 2014 and 2013 were as follows:

	Pension Plans		OPEB Plans
(In millions)	2014	2013	2014	2013
Change in benefit obligations:
Benefit obligations as of beginning of year	$6,004	$6,724	$310	$424
Service cost	26	33	1	3
Interest cost	274	274	11	16
Actuarial loss (gain)	788	(208)	10	(79)
Participant contributions	11	18	4	5
Plan amendments	—	18	(91)	(21)
Curtailments	4	7	—	—
Settlements	(5)	(6)	—	—
Benefits paid	(440)	(489)	(23)	(27)
Effect of foreign currency exchange rate changes	(433)	(367)	(12)	(11)
Benefit obligations as of end of year	6,229	6,004	210	310
Change in plan assets:
Fair value of plan assets as of beginning of year	5,013	5,175	—	—
Actual return on plan assets	450	472	—	—
Employer contributions	142	133	19	22
Participant contributions	11	18	4	5
Settlements	(5)	(6)	—	—
Benefits paid	(440)	(489)	(23)	(27)
Effect of foreign currency exchange rate changes	(363)	(290)	—	—
Fair value of plan assets as of end of year	4,808	5,013	—	—
Funded status as of end of year	$(1,421)	$(991)	$(210)	$(310)
Amounts recognized in our Consolidated Balance Sheets consisted of:
Other assets	$5	$17	$—	$—
Accounts payable and accrued liabilities	(4)	(3)	(16)	(21)
Pension and OPEB obligations	(1,422)	(1,005)	(194)	(289)
Net obligations recognized	$(1,421)	$(991)	$(210)	$(310)
The total benefit obligations and the total fair value of plan assets for pension plans with benefit obligations in excess of plan assets were $5,947 million and $4,521 million, respectively, as of December 31, 2014, and were $5,079 million and $4,071 million, respectively, as of December 31, 2013. The total accumulated benefit obligations and the total fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $5,765 million and $4,417 million, respectively, as of December 31, 2014, and were $5,014 million and $4,071 million, respectively, as of December 31, 2013. The total accumulated benefit obligations for all pension plans were $6,150 million and $5,931 million as of December 31, 2014 and 2013, respectively.
Plan amendments
In 2014, we modified our U.S. OPEB plan, whereby unionized participants, upon reaching Medicare eligibility, will be provided comparable Medicare coverage via a Medicare Exchange program, effective January 1, 2015. This plan amendment resulted in a prior service credit of $91 million. For additional information on this plan amendment, see Note 8, “Accumulated Other Comprehensive Loss.” In 2013, we also approved an amendment to our U.S. OPEB plan, effective January 1, 2014,

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

whereby salaried retirees, upon reaching Medicare eligibility, are provided comparable Medicare coverage via a Medicare Exchange program. This plan amendment resulted in a prior service credit of $21 million and an actuarial gain of $36 million.
In addition, following the restart of our previously closed Gatineau paper mill, 119 employees were reinstated to one of our pension plans in 2013, which resulted in a prior service cost of $18 million.
Components of net periodic benefit cost
The components of net periodic benefit cost relating to our pension and OPEB plans for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Pension Plans			OPEB Plans
(In millions)	2014	2013	2012	2014	2013	2012
Service cost	$26	$33	$36	$1	$3	$3
Interest cost	274	274	312	11	16	20
Expected return on plan assets	(300)	(308)	(340)	—	—	—
Amortization of prior service credits	(2)	(2)	—	(11)	(1)	—
Amortization of actuarial losses (gains)	9	25	—	(4)	(2)	—
Net periodic benefit cost before special events	7	22	8	(3)	16	23
Curtailments and settlements	4	3	21	—	—	—
	$11	$25	$29	$(3)	$16	$23
The prior service credits and the actuarial gains and losses are amortized to “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations, over the expected average remaining service lifetime or the average future lifetime, as applicable, of the respective plans. We estimate that $78 million of actuarial losses and $15 million of prior service credits will be amortized from accumulated other comprehensive loss into our Consolidated Statements of Operations in 2015.
The following is a summary of the special events that impacted our net periodic benefit costs as a curtailment or settlement for the years ended December 31, 2014, 2013 and 2012:

	Pension Plans			OPEB Plans
(In millions)	2014	2013	2012	2014	2013	2012
Settlements resulting from lump-sum payouts	$—	$—	$10	$—	$—	$—
Curtailments resulting from closure related and other workforce reductions	4	3	11	—	—	—
	$4	$3	$21	$—	$—	$—
In 2014, we recorded net charges for curtailments related to the permanent closure of our Laurentide and Iroquois Falls paper mills (eliminating approximately 470 positions and resulting in the curtailment of two of our pension plans). The net costs of these curtailments were included in “Closure costs, impairment, and other related charges” in our Consolidated Statements of Operations for the year ended December 31, 2014.
In 2013, we recorded charges for curtailments primarily related to an extended period of market-related outage at our Fort Frances paper mill, which was permanently closed on May 6, 2014, resulting in the elimination of approximately 150 positions. The cost of this curtailment was included in “Closure costs, impairment, and other related charges” in our Consolidated Statements of Operations for the year ended December 31, 2013.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Assumptions used to determine benefit obligations and net periodic benefit cost
The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Pension Plans			OPEB Plans
	2014	2013	2012	2014	2013	2012
Benefit obligations:
Discount rate	4.0%	4.9%	4.3%	4.0%	5.0%	4.2%
Rate of compensation increase	2.5%	2.5%	2.5%
Net periodic benefit cost:
Discount rate	4.9%	4.3%	4.9%	5.0%	4.2%	4.9%
Expected return on assets	6.5%	6.3%	6.5%
Rate of compensation increase	2.5%	2.5%	1.2%
The discount rate for our domestic and foreign plans was determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans. The discount rate reflects the single rate that produces the same discounted values as the value of the theoretical bond portfolio. In determining the expected return on assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In determining the rate of compensation increase, we reviewed historical salary increases and promotions, while considering current industry conditions, the terms of collective bargaining agreements with our employees and the outlook for our industry. In determining the life expectancy rate of our domestic and foreign plans, we used recently-issued actuarially-determined mortality tables and improvement scales. For the foreign plans, the mortality tables were adjusted with the result of our historical mortality experience study. Consistent with our future expectations, the rate used reflects a longer life expectancy for the employees who participate in our pension and OPEB plans.
The assumed health care cost trend rates used to determine the benefit obligations for our domestic and foreign OPEB plans as of December 31, 2014 and 2013 were as follows:

	2014		2013
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Health care cost trend rate assumed for next year	7.2%	4.4%	7.5%	4.4%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	3.8%	4.5%	3.8%
Year that the rate reaches the ultimate trend rate	2028	2033	2028	2033
For the health care cost trend rates, we considered historical trends for these costs, actual experience of the plans, recently enacted health care legislation as well as future expectations.
Variations in this health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have had the following impact on our 2014 OPEB obligation and costs for our domestic and foreign plans:

	1% Increase				1% Decrease
(Dollars in millions)	Domestic Plans		Foreign Plans		Domestic Plans		Foreign Plans
OPEB obligation	$4	5%	$7	5%	$(3)	(4)%	$(6)	(4)%
Service and interest costs	$1	15%	$—	5%	$(1)	(13)%	$—	(4)%

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Fair value of plan assets
The fair value of plan assets held by our pension plans as of December 31, 2014 was as follows:

(In millions)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$678	$678	$—	$—
Non-U.S. companies	1,015	723	292	—
Debt securities:
Corporate and government securities	2,715	494	2,221	—
Asset-backed securities	110	—	110	—
Bank loans/foreign annuities	4	—	—	4
Real estate	47	—	—	47
Cash and cash equivalents	197	197	—	—
Accrued interest and dividends	42	—	42	—
	$4,808	$2,092	$2,665	$51
The fair value of plan assets held by our pension plans as of December 31, 2013 was as follows:

(In millions)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$751	$751	$—	$—
Non-U.S. companies	912	636	276	—
Debt securities:
Corporate and government securities	2,611	240	2,371	—
Asset-backed securities	161	—	161	—
Bank loans/foreign annuities	40	—	—	40
Real estate	48	—	—	48
Cash and cash equivalents	444	444	—	—
Accrued interest and dividends	46	—	46	—
	$5,013	$2,071	$2,854	$88
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
Debt securities include corporate bonds of U.S. and Canadian companies from diversified industries, bonds and Treasuries issued by the U.S. government and the Canadian federal and provincial governments, asset-backed securities and commingled fixed income funds invested in these same types of securities. The fair value of the debt securities is determined based on quoted market prices (Level 1), market-corroborated inputs such as matrix prices, yield curves and indices (Level 2) or the net asset values per share that are derived from the accumulated fair values of the debt securities within the commingled funds (Level 2). Bank loan investments are primarily located in the U.S. The fair value of bank loans is determined based on the mid-point of the bid and ask price points (Level 3).
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The changes in Level 3 pension plan assets for the years ended December 31, 2014 and 2013 were as follows:

(In millions)	Bank Loans/Foreign Annuities	Real Estate	Total
Balance as of December 31, 2012	$41	$46	$87
Unrealized gains relating to assets held as of December 31, 2013	2	5	7
Purchases	40	—	40
Sales	(41)	—	(41)
Effect of foreign currency exchange rate changes	(2)	(3)	(5)
Balance as of December 31, 2013	40	48	88
Unrealized (losses) gains relating to assets held as of December 31, 2014	(2)	3	1
Realized gains	2	—	2
Purchases	11	—	11
Sales	(44)	—	(44)
Effect of foreign currency exchange rate changes	(3)	(4)	(7)
Balance as of December 31, 2014	$4	$47	$51
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Expected benefit payments and future contributions
As of December 31, 2014, benefit payments expected to be paid over the next 10 years are as follows:

(In millions)	Pension Plans (1)	OPEB Plans
2015	$406	$16
2016	407	16
2017	407	15
2018	407	15
2019	406	14
2020 - 2024	1,976	67

(1)	Benefit payments are expected be paid from the plans’ net assets.
We expect our 2015 pension contributions (excluding contributions to our defined contribution plans) to be approximately $129 million, including pension contributions of Cdn $121 million ($104 million, based on the exchange rate in effect on December 31, 2014) related to our Canadian plans.
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
We have analyzed this legislation to determine: (i) the impact of the required plan standard changes on our employee healthcare plans, (ii) the effect of the excise tax on high cost healthcare plans and (iii) the resulting costs. The impact, for those changes that were currently estimable, was not material to our results of operations. In 2013, PPACA also introduced the health insurance exchange system to facilitate the purchase of state health insurance. Individuals may purchase insurance from a set of government standardized plans offering federal subsidies. In light of this new arrangement, we decided to transfer post‑Medicare coverage via a Medicare Exchange program starting in 2014 for U.S. non-unionized employees and in 2015 for U.S. unionized employees. For additional information, see Note 8, “Accumulated Other Comprehensive Loss.”
Moving Ahead for Progress in the 21st Century Act and the Highway and Transportation Funding Act
In July 2012, the Moving Ahead for Progress in the 21st Century Act (the “MAP-21”) was signed into law, offering optional short-term funding relief for domestic pension plan sponsors. The discount-rate stabilization provision in MAP-21 limits the discount rates applicable in determining funding requirements to rates within a specified corridor of a 25-year average. Additionally, in August 2014, the Highway and Transportation Funding Act (the “HATFA”) was signed into law, further extending the interest rate corridors implemented via the MAP-21. As a result of these enactments, the corridor was 10% and 15% of a 25-year average in 2014 and 2013, respectively. Under the HATFA, the corridor will be maintained at 10% through 2017, and widen an additional 5% each year to 30% in 2021 and beyond. Both enactments provide relief in the form of reduced minimum required contributions, and therefore, the required contributions for our domestic plans in 2014 and 2013 were reduced by $35 million and $23 million, respectively.
Canadian pension funding
Funding relief measures
The funding of our material Canadian registered pension plans, which we refer to as the “affected plans,” representing approximately 70% of our unfunded pension obligations as of December 31, 2014, is governed by regulations specific to us, adopted by the provinces of Ontario and Québec. We refer to these regulations, the effect of which will lapse in 2020, as the “funding relief regulations.”
As amended, the funding relief regulations provide that our aggregate annual contribution in respect of the solvency deficits in the affected plans for each year until 2020 is limited to a Cdn $80 million basic contribution and a supplemental contribution, beginning in 2016, if the plans’ aggregate solvency ratio is more than 2% below the target specified in the regulations for the preceding year, subject to certain conditions. The first such supplemental contribution, if any, which essentially prevents

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

payments of benefits from further depleting the plans’ solvency ratio, is capped at Cdn $25 million. Any amount payable in respect of any subsequent year would be payable over a three year period.
As part of the amendments to the funding relief regulations adopted in 2014, the annual basic contribution in respect of the solvency deficits in the affected plans was increased from Cdn $50 million to Cdn $80 million for each year from 2013 through 2020. The regulations previously included a conditional additional contribution feature based on a measure of free cash flow (as determined in accordance with the regulations), which would have applied as of 2013 below a certain solvency threshold, but this was removed in connection with the 2014 amendments.
Should a plan move to surplus before the funding relief regulations expire in 2020, it will cease to be subject to the regulations. After 2020, the funding rules in place at the time will apply to any remaining deficit, if any.
In connection with the establishment of the original funding relief regulations, our principal Canadian operating subsidiary made a number of undertakings applicable until the end of 2015, with a commitment to re-evaluate after the end of the initial term. As such, our subsidiary undertook to:

•	not pay a dividend at any time when the weighted average solvency ratio of its affected plans is less than 80%;

•	abide by the compensation plan detailed in the Plans of Reorganization with respect to salaries, bonuses and severance;

•	direct at least 60% of the maintenance and value-creation investments earmarked for our Canadian pulp and paper operations to projects in Québec and at least 30% to projects in Ontario;

•	invest a minimum of Cdn $50 million over a two to three year construction period for a new condensing turbine at our Thunder Bay, Ontario, facility, subject to certain conditions;

•	invest at least Cdn $75 million in strategic projects in Québec over a five-year period;

•	maintain our head office and the then-current related functions in Québec;

•
make an additional solvency deficit reduction contribution to its pension plans of Cdn $75, payable over four years, for each metric ton of capacity reduced in Québec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months;

•	create a diversification fund by contributing Cdn $2 million per year for five years for the benefit of the municipalities and workers in our Québec operating regions;

•	pay an aggregate of Cdn $5 million over five years to be used for such environmental remediation purposes instructed by the province of Ontario; and

•	maintain and renew certain financial assurances with the province of Ontario in respect of certain properties in the province.
Concerning the undertaking to make an additional solvency deficit reduction contribution for capacity reductions in Québec or Ontario, as part of the 2014 amendments to the funding relief regulations, it was determined that no additional contribution would be made in respect of any capacity reduction in Québec before April 13, 2013. The application of this undertaking in respect of capacity reductions in Ontario has yet to be settled. As a result of this undertaking to the provinces, starting in 2015 and for each of the next three years, we expect we will be required to make additional contributions of approximately Cdn $20 million.
As originally adopted, the funding relief regulations provided that corrective measures would be required if the aggregate solvency ratio in the affected plans fell below a prescribed level under the targets specified by the regulations as of December 31 in any year through 2014. This requirement was definitively removed with the amendments to the funding relief regulations adopted in 2014. But according to the Ontario regulations, the corresponding 2011 and 2012 amounts in respect of Ontario plans (Cdn $110 million in the aggregate) have been deferred to after the expiration of the funding relief regulations in 2020, and will then be payable over five years in equal monthly installments starting on December 31, 2021, but only up to the elimination of the then remaining deficit, if any.
Solvency deficit
The requirement to make supplemental contributions is based in part on the aggregate solvency ratio of the affected plans. The aggregate solvency ratio calculation is based on a number of factors and assumptions, including the accrued benefits to be provided by the plans, interest rate levels, membership data and demographic experience. The assumptions used in the solvency

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

calculation are materially different from the assumptions used to arrive at net pension and OPEB obligations for purposes of our consolidated financial statements.
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
As of December 31, 2014, a 1% change in the discount rate for solvency purposes would result in an approximate Cdn $380 million ($330 million, based on the exchange rate in effect on December 31, 2014) change in the solvency deficit.
Note 15. Income Taxes
Loss before income taxes by taxing jurisdiction for the years ended December 31, 2014, 2013 and 2012 was as follows:

(In millions)	2014	2013	2012
United States	$(221)	$(168)	$(34)
Foreign	(83)	53	(38)
	$(304)	$(115)	$(72)
The income tax benefit (provision) for the years ended December 31, 2014, 2013 and 2012 was comprised of the following:

(In millions)	2014	2013	2012
U.S. Federal and State:
Current	$(4)	$—	$(2)
Deferred	6	(504)	17
	2	(504)	15
Foreign:
Current	(2)	(1)	5
Deferred	30	(19)	19
	28	(20)	24
Total:
Current	(6)	(1)	3
Deferred	36	(523)	36
	$30	$(524)	$39

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The income tax benefit (provision) attributable to loss before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the years ended December 31, 2014, 2013 and 2012 as a result of the following:

(In millions)	2014	2013	2012
Loss before income taxes	$(304)	$(115)	$(72)
Income tax benefit (provision):
Expected income tax benefit	106	40	25
Changes resulting from:
Valuation allowance (1)	(51)	(572)	(24)
Reorganization-related and other tax adjustments (2)	—	—	13
Foreign exchange	(17)	(4)	10
Research and development tax incentives	1	2	8
State income taxes, net of federal income tax benefit	5	3	1
Foreign tax rate differences	(8)	4	1
Other, net	(6)	3	5
	$30	$(524)	$39

(1)
During 2014, we recorded a net increase in our valuation allowance of $51 million, primarily due to an increase in the valuation allowance related to our U.S. operations, where we do not recognize net deferred income tax assets, partly offset by a tax benefit related to the reversal of our valuation allowance related to Fibrek Holding Inc., a Canadian wholly-owned subsidiary. See “Deferred income taxes” section below for a further discussion of the valuation allowance.

During 2013, we recorded a net increase in the valuation allowance of $572 million, most of which related to a charge recorded to establish a full valuation allowance against our net U.S. deferred income tax assets.
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

(2)	During 2012, we recorded reorganization-related and other tax adjustments, which represented adjustments to our previously-reported tax balance sheet accounts.
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
In 2013, following the assessment of our ability to realize the deferred income tax assets of our U.S. operations, we concluded that existing negative evidence outweighed positive evidence and that a full valuation allowance against our net deferred income tax assets was required. The recent cumulative loss of our U.S. operations limited our ability to consider other subjective positive evidence, such as projections of future earnings. As a result, for the year ended December 31, 2013, we recorded a charge in order to establish a full valuation allowance against our net U.S. deferred income tax assets. For the year ended December 31, 2014, negative evidence still outweighed positive evidence and we maintained a full valuation allowance against our net U.S. deferred income tax assets. A valuation allowance does not reduce our underlying tax attributes, nor hinders our ability to use them in the future.
The weight of positive evidence, which included a review of historical cumulative earnings and our expected future performance, resulted in the conclusion by management that valuation allowances were not required for our deferred income tax assets in Canada, as they were determined to be more likely than not to be realized. During 2014, Fibrek Holding Inc., a Canadian wholly-owned subsidiary, emerged from a three-year cumulative loss position, primarily due to improved profitability

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

over the preceding two years. Considering its recent earnings history and positive outlook, we determined that a valuation allowance on the net deferred income tax assets was no longer required as of December 31, 2014, and a tax benefit was recorded as a result of the reversal of the valuation allowance.
Deferred income taxes as of December 31, 2014 and 2013 were comprised of the following:

(In millions)	2014	2013
Fixed assets	$(191)	$(236)
Deferred gains	—	(41)
Other liabilities	(13)	(54)
Deferred income tax liabilities	(204)	(331)
Fixed assets	591	575
Pension and OPEB plans	480	389
Ordinary loss carryforwards	767	843
Capital loss carryforwards (1)	3	444
Research and development expense pool	204	223
Tax credit carryforwards	109	119
Other assets	91	99
Deferred income tax assets	2,245	2,692
Valuation allowance	(755)	(1,121)
Net deferred income tax assets	$1,286	$1,240
Amounts recognized in our Consolidated Balance Sheets consisted of:
Deferred income tax assets – current	$70	$32
Deferred income tax assets – noncurrent	1,219	1,266
Deferred income tax liabilities - current	—	(32)
Deferred income tax liabilities – noncurrent	(3)	(26)
Net deferred income tax assets	$1,286	$1,240

(1)
During 2014, all of our U.S. capital loss carryforwards expired unutilized. Accordingly, $440 million of U.S. deferred income tax assets related to the capital loss carryforwards were offset by a corresponding reduction in the valuation allowance.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The balance of tax attributes and their dates of expiration as of December 31, 2014 were as follows:

(In millions)	Related Deferred Income Tax Asset		Year of Expiration
Ordinary loss carryforwards:
U.S. Federal ordinary loss carryforwards of $1,788	$626	(1)	2021 – 2034
U.S. State ordinary loss carryforwards of $1,710	70	(1)	2015 – 2034
Canadian Federal and provincial (excluding Québec) ordinary loss carryforwards of $131	20		2023 – 2032
Québec ordinary loss carryforwards of $289	28		2023 – 2032
Other ordinary loss carryforwards	23		2019 – 2024
	$767
Capital loss carryforwards:
Canadian capital loss carryforwards of $11	3		Indefinite
	$3
Research and development expense pool:
Canadian Federal and provincial (excluding Québec) research and development expense pool of $722	$129		Indefinite
Québec research and development expense pool of $884	75		Indefinite
	$204
Tax credit carryforwards:
Canadian research and development tax credit carryforwards	$106		2022 – 2034
U.S. State tax credit carryforwards	3	(1)	2015 – 2029
	$109

(1)	As of December 31, 2014, we had a full valuation allowance against our U.S. operations net deferred income tax assets.
Our U.S. federal net operating loss carryforwards are subject to the U.S. Internal Revenue Code of 1986, as amended § 382 (“IRC § 382”) limitation, resulting from a previous ownership change. We do not expect that IRC § 382 would limit the utilization of our available U.S. federal net operating loss carryforwards prior to their expiration.
We consider our foreign earnings to be permanently invested. Accordingly, we do not currently provide for the additional United States and foreign income taxes that would become payable upon remittance of undistributed earnings of foreign subsidiaries. The cumulative undistributed earnings of these subsidiaries as of December 31, 2014 are not material. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.
Unrecognized tax benefits
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended December 31, 2014 and 2013:

(In millions)	2014	2013
Beginning of year	$81	$84
(Decrease) increase in unrecognized tax benefits resulting from:
Positions taken in a prior period	—	(1)
Positions taken in the current period	38	4
Settlements with taxing authorities	(4)	—
Change in Canadian foreign exchange rate	(6)	(6)
End of year	$109	$81

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

We recognize interest and penalties accrued on unrecognized tax benefits as components of the income tax provision. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $68 million.
In the normal course of business, we are subject to audits from federal, state, provincial and other tax authorities. U.S. federal tax returns for 2011 and future years, as well as Canadian tax returns for 2009 and future years remain subject to examination by tax authorities.
We do not expect a significant change to the amount of unrecognized tax benefits over the next twelve months. However, any adjustments arising from certain ongoing examinations by taxing authorities could alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions, and these adjustments could differ from the amount accrued. We believe that taxes accrued in our Consolidated Balance Sheets fairly represent the amount of income taxes to be settled or realized in the future.
Note 16. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial disputes, taxes, environmental issues, activists damages, employment and workers’ compensation claims, Aboriginal claims and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of December 31, 2014, will not have a material adverse effect on our consolidated financial statements.
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Québec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($12 million, based on the exchange rate in effect on December 31, 2014) for the eventual payment of those claims.
On June 12, 2012, we filed a motion for directives with the Québec Superior Court in Canada, the court with the jurisdiction in the CCAA Creditor Protection Proceedings, seeking an order to prevent pension regulators in each of Québec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. These plans are subject to the funding relief regulations described in Note 14, “Pension and Other Postretirement Benefit Plans - Canadian pension funding,” and we contend, among other things, that any such declaration, if issued, would be inconsistent with the Québec Superior Court in Canada’s sanction order confirming the CCAA Reorganization Plan and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($130 million based on the exchange rate in effect on December 31, 2014), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

We have recorded $18 million and $9 million of environmental liabilities as of December 31, 2014 and 2013, respectively. The increase in 2014 is mostly related to the permanent closure of our Laurentide and Iroquois Falls paper mills. The amount of these liabilities represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other long-term liabilities” in our Consolidated Balance Sheets.
We have also recorded $22 million and $17 million of asset retirement obligations as of December 31, 2014 and 2013, respectively, primarily consisting of liabilities for landfills, sludge basins and decontamination of closed sites. These liabilities are included in “Accounts payable and accrued liabilities” or “Other long-term liabilities” in our Consolidated Balance Sheets.
Other matters
On October 30, 2014, we received a notice from the Ministry of Natural Resources and Forestry of Ontario (the “MNRF”) directing us to repay a conditional incentive of Cdn $23 million ($20 million based on the exchange rate in effect on December 31, 2014) offered in 2007 toward the construction of an electricity-producing turbine, should we fail to restart our Fort Frances pulp and paper mill or otherwise implement an alternative remedy that is acceptable to the MNRF by December 2, 2014 (the “remedy date”). On December 22, 2014, the MNRF extended the remedy date to May 1, 2015. We announced the permanent closure of the mill in the second quarter of 2014 and have been exploring a number of opportunities for the mill. We are not presently able to determine the outcome of this process, but we currently believe that we could reach an acceptable outcome for the MNRF within the time limit prescribed. Accordingly, we have recorded no contingent liability in respect of this notice in our Consolidated Balance Sheet as of December 31, 2014.
Other representations, warranties and indemnifications
In the normal course of our business, we make representations and warranties, and offer indemnities to counterparties in connection with commercial transactions such as asset sales and other commercial agreements. Indemnification obligations generally are related to contingencies that are not expected to occur at the time of the agreement. We cannot predict with any degree of certainty the potential maximum exposure in respect of these indemnification obligations as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, we have recognized no material liabilities in this respect in our consolidated financial statements.
Note 17. Share Capital
Overview
We are authorized under our certificate of incorporation, as amended and restated, to issue up to 200 million shares of capital stock, consisting of: (i) 190 million shares of common stock, par value $0.001 per share and (ii) 10 million shares of preferred stock, par value $0.001 per share.
Preferred stock
As of December 31, 2014 and 2013, no preferred shares were issued and outstanding.
Common stock
In 2010 and pursuant to the Plans of Reorganization, we issued an aggregate of 97,134,954 shares of common stock for the benefit of unsecured creditors of the Debtors in the Creditor Protection Proceedings and also reserved 9,020,960 shares for issuance under the predecessor to the Resolute Forest Products Equity Incentive Plan (as amended, the “Incentive Plan”).
As of December 31, 2012, 93,117,807 shares of common stock had been distributed to the holders of unsecured claims as of the applicable distribution record date under the Plans of Reorganization on account of allowed unsecured creditor claims. During the year ended December 31, 2013, an additional 3,693,601 shares of common stock had been distributed to the holders of unsecured claims from the share reserve established for disputed claims, leaving no remaining unresolved claim.
Because the aggregate of allowed claims against certain Chapter 11 Debtors was resolved for less than was originally reserved when the disputed claim share reserve was established, and because certain of the CCAA Debtors had no creditor, the remaining 276,662 shares and 46,884 shares, respectively, unallocated under the respective Plan of Reorganization were transferred to us in 2013 and accounted as treasury stock. The Debtors’ Chapter 11 cases are closed; the CCAA proceedings have yet to be closed as the monitor is continuing to assist in certain post-emergence court proceedings.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Consistent with the confirmation order in respect of our Chapter 11 Reorganization Plan and applicable law, we relied on section 1145(a)(1) of Chapter 11 to exempt the issuance of these shares of common stock and their distribution to unsecured creditors from the registration requirements of the Securities Act of 1933 (as amended, the “Securities Act”).
Treasury stock
On May 22, 2012, our board of directors approved a share repurchase program of up to 10% of our common stock, for an aggregate purchase price of up to $100 million. During the year ended December 31, 2012, we repurchased 5,610,152 shares at a cost of $67 million. We did not repurchase shares since then.
On July 31, 2012, we distributed 503,054 shares from treasury as part of the consideration in the final step of the transaction to acquire the remaining non-controlling interest in Fibrek. For additional information, see Note 3, “Acquisition of Fibrek Inc.”
In 2013, we also transferred 323,546 shares of common stock from the disputed share reserve, as described above.
Dividends
We did not declare or pay any dividends on our common stock during the years ended December 31, 2014, 2013 and 2012.
Note 18. Share-Based Compensation
Overview
The Incentive Plan, which became effective in 2010 and is administered by the human resources and compensation/nominating and governance committee of the board of directors, provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, RSUs, DSUs, PSUs (collectively, “stock incentive awards”) and cash incentive awards to certain of our officers, directors, employees, consultants and advisors. As discussed in Note 17, “Share Capital,” we have been authorized to issue stock incentive awards for up to 9 million shares under the Incentive Plan.
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
As of December 31, 2014 and 2013, all of our outstanding stock incentive awards pursuant to the Incentive Plan were accounted for as equity-classified, service-based awards and all of our outstanding stock incentive awards pursuant to the Deferred Compensation Plan were accounted for as liability awards. As of December 31, 2014, approximately 5.5 million shares were available for issuance under the Incentive Plan.
For the years ended December 31, 2014, 2013 and 2012, share-based compensation expense was $6 million (no tax benefit), $8 million (no tax benefit) and $5 million ($1 million of tax benefit), respectively. As of December 31, 2014, there was approximately $18 million of unrecognized compensation cost, which is expected to be recognized over a remaining service period of 2.9 years.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Stock options
In 2014, we did not grant any stock options. In 2013 and 2012, we made grants of 692,759 and 785,885 stock options, respectively, to our non-employee directors and to certain employees using the following weighted-average assumptions:

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
We calculated the grant-date fair value of the stock options using the Black-Scholes option pricing model. The payment of dividends is subject to certain restrictions under the 2023 Notes indenture and the credit agreement that governs the ABL Credit Facility; therefore, we assumed an expected dividend yield of zero. Due to the short trading history of our common stock, we estimated the expected volatility based on the historical volatility of a peer group within our industry measured over a term approximating the expected life of the options. We estimated the risk-free interest rate based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the options. Historical exercise data attributable to stock incentive awards granted after our common stock began publicly trading is limited; therefore, we used the simplified method permitted by Staff Accounting Bulletin Topic 14 to estimate the expected life of the options. Under this approach, the expected life is presumed to be the midpoint between the vesting date and the end of the contractual term.
The activity of stock options for the year ended December 31, 2014 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2013	2,029,303	$15.56	8.7	$—
Exercised	(399,356)	14.01
Forfeited / expired	(46,006)	18.12
Outstanding as of December 31, 2014	1,583,941	$15.87	7.8	$4
Exercisable as of December 31, 2014	656,959	$18.16	7.0	$1
The total intrinsic value of stock options exercised in 2014 was $2 million.
Restricted stock units and deferred stock units
In 2014 and 2013, we made grants of RSUs and DSUs to certain employees and to our non-employee directors pursuant to the Incentive Plan and the Deferred Compensation Plan, respectively.
Under the Incentive Plan, each RSU and DSU provides the holder the right to receive one share of our common stock upon vesting. The awards vest ratably over a period of one year for directors and four years for employees, or over the retirement eligibility period, whichever is shorter. Awards to employees are settled with shares of stock upon vesting, while awards to directors are settled with shares of stock ratably over a period of three years or upon separation from the board of directors, as applicable, based on the director’s country of residency. New shares of our common stock are issued upon the settlement of a RSU or DSU issued. In certain cases, we withhold shares in respect of applicable taxes.
Under the Deferred Compensation Plan, each RSU and DSU provides the holder the right to receive payment in cash in an amount equal to the fair market value of one share of our common stock upon vesting. The awards have a nonforfeitable right or vest ratably over a period of three years, as applicable, and are settled with cash ratably over a period of three years or upon separation from the board of directors, as applicable, based on the director’s country of residency.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The activity of RSUs and DSUs for the year ended December 31, 2014 was as follows:

	Number of Units	Weighted- Average Fair Value at Grant Date
Outstanding as of December 31, 2013	960,451	$15.13
Granted (1)	411,791	18.62
Vested and settled (2)	(304,997)	14.65
Forfeited	(26,826)	13.46
Outstanding as of December 31, 2014 (3)	1,040,419	$16.69

(1)	Includes 17,064 DSUs to non-employee directors pursuant to the Deferred Compensation Plan.

(2)	Includes 9,653 awards that vested prior to 2014, but settled in 2014.

(3)	Includes 80,844 vested awards that have not been settled, of which 46,955 awards are DSUs to non-employee directors pursuant to the Deferred Compensation Plan.
The weighted-average grant-date fair value of all RSUs and DSUs granted in 2013 and 2012 was $16.15 and $11.66, respectively. The total fair value of RSUs and DSUs vested in 2014, 2013 and 2012 was $5 million, $3 million and $1 million, respectively.
Performance stock units
In 2014, we made grants of PSUs to certain employees pursuant to the Incentive Plan. Each PSU provides the holder the right to receive one share of our common stock as of the settlement date, subject to vesting and a performance adjustment. The awards vest after a period of 40 months. New shares of our common stock are issued upon the settlement of a PSU issued pursuant to the Incentive Plan. We withhold shares in respect of applicable taxes.
The activity of PSUs for the year ended December 31, 2014 was as follows:

	Number of Units	Weighted- Average Fair Value at Grant Date
Outstanding as of December 31, 2013	—	$—
Granted	296,443	18.61
Forfeited	(1,682)	18.61
Outstanding as of December 31, 2014	294,761	$18.61
Note 19. Operating Leases and Purchase Obligations
We lease office premises, office equipment and transportation equipment under operating leases for which total expense was $7 million in 2014, $12 million in 2013 and $13 million in 2012. In the normal course of business, we have also entered into various supply agreements, guarantees, purchase commitments and harvesting rights agreements (for land that we manage for which we make payments to various Canadian provinces based on the amount of timber harvested).

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

As of December 31, 2014, the future minimum rental payments under operating leases and commitments for purchase obligations were as follows:

(In millions)	Purchase Obligations (1)	Operating Leases
2015	$155	$3
2016	119	3
2017	96	3
2018	69	3
2019	34	2
Thereafter	56	6
	$529	$20

(1)	Includes energy purchase obligations of $296 million through 2026 for certain of our pulp and paper mills.
Note 20. Segment Information
We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our principal product lines: newsprint, specialty papers, market pulp and wood products.
None of the income or loss items following “Operating loss” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, severance costs, inventory write-downs related to closures, start-up costs, net gain on disposition of assets, transaction costs, as well as other discretionary charges or credits are not allocated to our segments. We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all selling, general and administrative expenses, excluding severance costs and certain discretionary charges and credits, are allocated to our segments.
In each of 2014, 2013 and 2012, no assets were identifiable by segment and reviewed by management. All assets were therefore included in Corporate and other.
Information about certain segment data for the years ended December 31, 2014, 2013 and 2012 was as follows:

(In millions)	Newsprint	Specialty Papers	Market Pulp (1)	Wood Products	Corporate and Other	Consolidated Total
Sales
2014	$1,402	$1,272	$974	$610	$—	$4,258
2013	1,473	1,366	1,053	569	—	4,461
2012	1,627	1,562	814	500	—	4,503
Depreciation and amortization
2014	$69	$82	$53	$33	$6	$243
2013	73	77	52	36	5	243
2012	72	83	44	34	—	233
Operating income (loss) (2)
2014	$23	$(17)	$66	$69	$(315)	$(174)
2013	40	35	42	41	(160)	(2)
2012	97	85	(43)	26	(193)	(28)
Capital expenditures
2014	$39	$34	$23	$77	$20	$193
2013	57	17	40	31	16	161
2012	58	22	40	22	27	169

(1)	For the years ended December 31, 2014, 2013 and 2012, market pulp sales excluded inter-segment sales of $19 million, $17 million and $36 million, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

(2)Corporate and other operating loss for the years ended December 31, 2014, 2013 and 2012 included the following significant items:

(In millions)	2014	2013	2012
Net gain on disposition of assets	$2	$2	$35
Closure costs, impairment and other related charges	(278)	(89)	(185)
Inventory write-downs related to closures	(17)	(11)	(12)
Severance costs	—	—	(5)
Transaction costs	—	(6)	(8)
Start-up costs	(4)	(32)	(13)
	$(297)	$(136)	$(188)

Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of our 2014, 2013 or 2012 consolidated sales. No country in the “Other countries” group in the table below exceeded 2% of consolidated sales. Sales by country for the years ended December 31, 2014, 2013 and 2012 were as follows:

(In millions)	2014	2013	2012
United States	$2,809	$2,834	$2,766
Foreign countries:
Canada	540	546	636
Mexico	174	168	140
Brazil	107	122	154
Italy	51	85	105
Other countries	577	706	702
	1,449	1,627	1,737
	$4,258	$4,461	$4,503
Long-lived assets by country (excluding deferred income tax assets) as of December 31, 2014 and 2013 were as follows:

(In millions)	2014	2013
United States	$798	$967
Foreign countries:
Canada	1,346	1,564
South Korea	24	26
	1,370	1,590
	$2,168	$2,557

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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012, the Balance Sheets as of December 31, 2014 and 2013, and the Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Year Ended December 31, 2014
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$3,475	$2,807	$(2,024)	$4,258
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	3,225	2,036	(2,021)	3,240
Depreciation and amortization	—	94	149	—	243
Distribution costs	—	168	352	(2)	518
Selling, general and administrative expenses	17	46	92	—	155
Closure costs, impairment and other related charges	—	51	227	—	278
Net gain on disposition of assets	—	—	(2)	—	(2)
Operating loss	(17)	(109)	(47)	(1)	(174)
Interest expense	(71)	(4)	(8)	36	(47)
Other expense, net	(1)	(20)	(26)	(36)	(83)
Parent’s equity in loss of subsidiaries	(188)	—	—	188	—
Loss before income taxes	(277)	(133)	(81)	187	(304)
Income tax benefit	—	2	27	1	30
Net loss including noncontrolling interests	(277)	(131)	(54)	188	(274)
Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net loss attributable to Resolute Forest Products Inc.	$(277)	$(131)	$(57)	$188	$(277)
Comprehensive loss attributable to Resolute Forest Products Inc.	$(724)	$(250)	$(385)	$635	$(724)

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$257	$80	$—	$337
Accounts receivable, net	—	383	156	—	539
Accounts receivable from affiliates	—	384	95	(479)	—
Inventories, net	—	251	300	(9)	542
Deferred income tax assets	—	—	70	—	70
Note and interest receivable from parent	—	287	—	(287)	—
Notes receivable from affiliates	—	318	—	(318)	—
Other current assets	—	20	26	—	46
Total current assets	—	1,900	727	(1,093)	1,534
Fixed assets, net	—	742	1,243	—	1,985
Amortizable intangible assets, net	—	—	62	—	62
Deferred income tax assets	—	—	1,217	2	1,219
Note receivable from parent	—	388	—	(388)	—
Investments in consolidated subsidiaries and affiliates	4,096	2,020	—	(6,116)	—
Other assets	7	49	65	—	121
Total assets	$4,103	$5,099	$3,314	$(7,595)	$4,921
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$5	$193	$320	$—	$518
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	386	93	—	(479)	—
Note and interest payable to subsidiary	287	—	—	(287)	—
Notes payable to affiliates	—	—	318	(318)	—
Total current liabilities	678	287	638	(1,084)	519
Long-term debt, net of current portion	595	1	—	—	596
Note payable to subsidiary	388	—	—	(388)	—
Pension and other postretirement benefit obligations	—	414	1,202	—	1,616
Deferred income tax liabilities	—	—	3	—	3
Other long-term liabilities	1	29	40	—	70
Total liabilities	1,662	731	1,883	(1,472)	2,804
Total equity	2,441	4,368	1,431	(6,123)	2,117
Total liabilities and equity	$4,103	$5,099	$3,314	$(7,595)	$4,921

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$144	$42	$—	$186
Cash flows from investing activities:
Cash invested in fixed assets	—	(76)	(117)	—	(193)
Monetization of timber notes	—	22	—	—	22
Disposition of assets	—	4	6	—	10
Decrease in restricted cash	—	—	1	—	1
Decrease in deposit requirements for letters of credit, net	—	—	1	—	1
Other investing activities, net	—	—	(2)	—	(2)
Net cash used in investing activities	—	(50)	(111)	—	(161)
Cash flows from financing activities:
Dividend to noncontrolling interest	—	—	(4)	—	(4)
Payments of debt	—	(1)	(1)	—	(2)
Payments of financing and credit facility fees	—	(1)	—	—	(1)
Contribution of capital from noncontrolling interest	—	—	—	—	—
Net cash used in financing activities	—	(2)	(5)	—	(7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Net increase (decrease) in cash and cash equivalents	—	92	(77)	—	15
Cash and cash equivalents:
Beginning of year	—	165	157	—	322
End of year	$—	$257	$80	$—	$337

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(5)	$41	$170	$—	$206
Cash flows from investing activities:
Cash invested in fixed assets	—	(55)	(106)	—	(161)
Disposition of assets	—	—	4	—	4
Proceeds from insurance settlements	—	—	4	—	4
Decrease in restricted cash	—	—	8	—	8
Increase in deposit requirements for letters of credit, net	—	—	(2)	—	(2)
Other investing activities, net	—	—	(4)	—	(4)
Net cash used in investing activities	—	(55)	(96)	—	(151)
Cash flows from financing activities:
Issuance of long-term debt	594	—	—	—	594
Premium paid on extinguishment of debt	(84)	—	—	—	(84)
Dividend to noncontrolling interest	—	—	(2)	—	(2)
Payments of debt	(501)	—	(2)	—	(503)
Payments of financing and credit facility fees	(9)	—	—	—	(9)
Contribution of capital from noncontrolling interest	—	8	—	—	8
Net cash provided by (used in) financing activities	—	8	(4)	—	4
Net (decrease) increase in cash and cash equivalents	(5)	(6)	70	—	59
Cash and cash equivalents:
Beginning of year	5	171	87	—	263
End of year	$—	$165	$157	$—	$322

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$249	$17	$—	$266
Cash flows from investing activities:
Cash invested in fixed assets	—	(42)	(127)	—	(169)
Disposition of our interest in our Mersey operations, net of cash	—	—	14	—	14
Disposition of other assets	—	1	35	—	36
Acquisition of Fibrek, net of cash acquired	—	—	(24)	—	(24)
Decrease in restricted cash	—	—	76	—	76
Increase in deposit requirements for letters of credit, net	—	—	(12)	—	(12)
Advances from (to) affiliates	72	(56)	(16)	—	—
Other investing activities, net	—	—	4	—	4
Net cash provided by (used in) investing activities	72	(97)	(50)	—	(75)
Cash flows from financing activities:
Purchases of treasury stock	(67)	—	—	—	(67)
Dividends to noncontrolling interests	—	—	(5)	—	(5)
Acquisition of noncontrolling interest	—	—	(27)	—	(27)
Payments of debt	—	(109)	(89)	—	(198)
Net cash used in financing activities	(67)	(109)	(121)	—	(297)
Net increase (decrease) in cash and cash equivalents	5	43	(154)	—	(106)
Cash and cash equivalents:
Beginning of year	—	128	241	—	369
End of year	$5	$171	$87	$—	$263

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 22. Quarterly Information (Unaudited)

Year ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(In millions, except per share amounts)
Sales	$1,016	$1,091	$1,096	$1,055	$4,258
Operating loss (1)	(33)	(8)	(40)	(93)	(174)
Net loss attributable to Resolute Forest Products Inc.	(50)	(2)	(116)	(109)	(277)
Basic net loss per share attributable to Resolute Forest Products Inc. common shareholders	(0.53)	(0.02)	(1.23)	(1.15)	(2.93)
Diluted net loss per share attributable to Resolute Forest Products Inc. common shareholders	(0.53)	(0.02)	(1.23)	(1.15)	(2.93)

Year ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(In millions, except per share amounts)
Sales	$1,074	$1,107	$1,130	$1,150	$4,461
Operating (loss) income (2)	(49)	3	36	8	(2)
Net loss attributable to Resolute Forest Products Inc.	(5)	(43)	(588)	(3)	(639)
Basic net loss per share attributable to Resolute Forest Products Inc. common shareholders	(0.05)	(0.45)	(6.22)	(0.03)	(6.75)
Diluted net loss per share attributable to Resolute Forest Products Inc. common shareholders	(0.05)	(0.45)	(6.22)	(0.03)	(6.75)
(1)Operating loss for the year ended December 31, 2014 included the following significant items:

(In millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net gain on disposition of assets	$—	$2	$—	$—	$2
Closure costs, impairment and other related charges	(10)	(52)	(85)	(131)	(278)
Inventory write-downs related to closures	(1)	(3)	(6)	(7)	(17)
Start-up costs	—	(1)	(1)	(2)	(4)
	$(11)	$(54)	$(92)	$(140)	$(297)
(2)Operating loss for the year ended December 31, 2013 included the following significant items:

(In millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net gain on disposition of assets	$—	$2	$—	$—	$2
Closure costs, impairment and other related charges	(40)	(12)	(4)	(33)	(89)
Inventory write-downs related to closures	(4)	(1)	—	(6)	(11)
Transaction costs	(3)	(2)	—	(1)	(6)
Start-up costs	(15)	(13)	(3)	(1)	(32)
	$(62)	$(26)	$(7)	$(41)	$(136)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Shareholders of Resolute Forest Products Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows present fairly, in all material respects, the financial position of Resolute Forest Products Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) which includes the parent company only condensed balance sheets at December 31, 2014 and December 31, 2013 and the related condensed statements of operations and comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2014 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
March 2, 2015
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
Management assessed the effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2014. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Resolute Forest Products Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2014, Resolute Forest Products Inc.’s internal control over financial reporting was effective.
The effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report above.

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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2014. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
Management’s Report on Internal Control over Financial Reporting
Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective as of December 31, 2014. Management’s report on internal control over financial reporting can be found on page 118 of this Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2014. This report can be found on page 117 of this Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of internal control over financial reporting, there were no changes during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information appearing under the captions entitled “Vote on the Election of Directors,” “Section 16 Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters” in our definitive proxy statement for our 2015 annual meeting of shareholders to be held on May 29, 2015 (our “2015 proxy statement”), which will be filed within 120 days of the end of our fiscal year ended December 31, 2014 is incorporated herein by reference.
Information regarding our executive officers is presented in Part I, Item 1, Business, of this Form 10-K under the caption “Executive Officers.”
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
ITEM 11.    EXECUTIVE COMPENSATION
The information appearing under the captions entitled “Executive Compensation,” “Corporate Governance and Board Matters - Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2015 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the caption entitled “Information on Stock Ownership” in our 2015 proxy statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2014 regarding securities to be issued upon exercise of outstanding stock options or pursuant to outstanding restricted stock units, deferred stock units and performance stock units, and securities remaining available for issuance under our equity compensation plan. The Resolute Forest Products Equity Incentive Plan is the only compensation plan with shares authorized.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—		$—		—
Equity compensation plans not approved by security holders (1)	3,016,634	(2)	15.87	(3)	5,530,735
Total	3,016,634		$15.87		5,530,735

(1)	The Resolute Forest Products Equity Incentive Plan was approved by the Courts pursuant to the Plans of Reorganization.

(2)
Includes shares issuable upon the exercise of 1,583,941 stock options and shares issuable upon the settlement of 990,551 restricted stock units and deferred stock units issued under the Resolute Forest Products Equity Incentive Plan, at a rate of one share per unit. Also includes shares issuable upon the settlement of 294,761 performance stock units issued under the Resolute Forest Products Equity Incentive Plan at the maximum 150% payout rate (442,142 shares).

(3)
The weighted-average exercise price in column (b) represents the weighted-average exercise price of the outstanding stock options disclosed in column (a). The deferred stock units, restricted stock units and performance stock units do not have an exercise price and are not included in the calculation of the weighted-average exercise price in column (b).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the captions entitled “Related Party Transactions” and “Corporate Governance and Board Matters - Director Independence” in our 2015 proxy statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing under the caption entitled “Vote on the Ratification of the Appointment of PricewaterhouseCoopers LLP” in our 2015 proxy statement is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as a part of this Form 10-K:

(1) The following are included at the indicated page of this Form 10-K:

(2) The following financial statement schedule for the years ended December 31, 2014, 2013 and 2012 is submitted:

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

3.2*
By-laws of Resolute Forest Products Inc., as amended through December 4, 2014 (incorporated by reference from Exhibit 3.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on December 10, 2014).

4.1*
Indenture, dated as of May 8, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (incorporated by reference from Exhibit 4.4 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 10, 2013, SEC File No. 001-33776).

4.2*
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
10.2*
Securities Purchase Agreement, dated February 11, 2011, among AbiBow Canada Inc., Caisse de depot et placement du Québec and CDP Investissements Inc., as vendors, and Infra H2O GP Partners Inc., Infra H2O LP Partners Inc. and BluEarth Renewables Inc., as the purchaser (incorporated by reference from Exhibit 2.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 17, 2011, SEC File No. 001-33776).

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

10.15*
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

10.16*
Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Québec, dated September 13, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Government of Québec (incorporated by reference from Exhibit 10.33 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

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

†10.22*
Executive Employment Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 26, 2014 (incorporated by reference from Exhibit 10.24 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.23*
Change in Control Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 26, 2014 (incorporated by reference from Exhibit 10.25 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.24*
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

†10.26*
Resolute Forest Products DC Make-up Program, effective January 1, 2012 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed May 10, 2012, SEC File No. 001-33776).

10.27*
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

†10.28*
Resolute Forest Products Inc. Severance Policy – Chief Executive Officer and Direct Reports, effective as of August 1, 2012 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed August 9, 2012, SEC File No. 001-33776).

†10.29*
Resolute Forest Products Equity Incentive Plan (previously named the AbitibiBowater Inc. 2010 Equity Incentive Plan), effective as of December 9, 2010 (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012, SEC File No. 001-33776).

†10.30*
Resolute Forest Products Outside Director Deferred Compensation Plan (previously named the AbitibiBowater Inc. Outside Director Deferred Compensation Plan), effective as of April 1, 2011 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012, SEC File No. 001-33776).

†10.31*
Summary of 2014 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from the description in Resolute Forest Products Inc.’s Current Report on Form 8-K filed February 10, 2014, SEC File No. 001-33776).

Exhibit No.	Description
†10.32*
Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed March 1, 2013, SEC File No. 001-33776).

†10.33*
Resolute Forest Products Equity Incentive Plan Form of Director Deferred Stock Unit Agreement. (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 10, 2013, SEC File No. 001-33776).

†10.34*
Resolute Forest Products Equity Incentive Plan Form of Director Restricted Stock Unit Agreement. (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 10, 2013, SEC File No. 001-33776).

†10.35*
Resolute Forest Products Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 10, 2014, SEC File No. 001-33776).

†10.36*
Resolute Forest Products Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.41to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.37*
Offer Letter between André Piché and Resolute Forest Products Inc., dated February 4, 2014 (incorporated by reference from Exhibit 10.42 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.38*
Offer Letter between Richard Tremblay and Resolute Forest Products Inc., dated February 4, 2014 (incorporated by reference from Exhibit 10.43 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

10.39*
Amendment No. 6, dated as of February 25, 2014, to ABL Credit Agreement, dated as of December 9, 2010, among Resolute Forest Products Inc. (f/k/a AbitibiBowater Inc.) the Subsidiaries of Resolute Forest Products Inc. parties thereto, the Lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.44 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.40*
Resolute Forest Products Equity Incentive Plan Form of Performance Stock Unit Agreement (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 10, 2014, SEC File No. 001-33776).

†10.41*
Summary of 2015 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from the description in Resolute Forest Products Inc.’s Current Report on Form 8-K filed February 6, 2015, SEC File No. 001-33776).

†10.42**	2014 Resolute Forest Products Inc. Short-Term Incentive Plan.

†10.43**	2014 Resolute Forest Products Inc. Short-Term Incentive Plan - US.

†10.44**	First Amendment dated February 14, 2014 to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010.

†10.45**
Resolute FP Canada Inc. and Resolute Forest Products Inc. Security Protocol with respect to the Resolute Forest Products 2010 Canadian DB Supplemental Executive Retirement Plan and the Resolute Canada SERP, amended and restated effective April 11, 2014.

†10.46**	Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc.

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

24.1**	Power of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.

†	This is a management contract or compensatory plan or arrangement.

**	Filed with this Form 10-K.

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

RESOLUTE FOREST PRODUCTS INC.

Date: March 2, 2015	By:	/s/ Richard Garneau
Richard Garneau
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Garneau	President and Chief Executive Officer	March 2, 2015
Richard Garneau	(Principal Executive Officer)

/s/ Bradley P. Martin*	Chairman, Director	March 2, 2015
Bradley P. Martin

/s/ Jo-Ann Longworth	Senior Vice President and Chief Financial Officer	March 2, 2015
Jo-Ann Longworth	(Principal Financial Officer)

/s/ Silvana Travaglini	Vice President and Chief Accounting Officer	March 2, 2015
Silvana Travaglini	(Principal Accounting Officer)

/s/ Michel P. Desbiens*	Director	March 2, 2015
Michel P. Desbiens

/s/ Jennifer C. Dolan*	Director	March 2, 2015
Jennifer C. Dolan

/s/ Richard D. Falconer*	Director	March 2, 2015
Richard D. Falconer

/s/ Jeffrey A. Hearn*	Director	March 2, 2015
Jeffrey A. Hearn

/s/ Alain Rhéaume*	Director	March 2, 2015
Alain Rhéaume

/s/ Michael S. Rousseau*	Director	March 2, 2015
Michael S. Rousseau

/s/ David H. Wilkins*	Director	March 2, 2015
David H. Wilkins
* Jo-Ann Longworth, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons that are filed herewith as Exhibit 24.1.

By:	/s/ Jo-Ann Longworth
Jo-Ann Longworth, Attorney-in-Fact

Schedule I – RESOLUTE FOREST PRODUCTS INC. CONDENSED FINANCIAL STATEMENTS AND NOTES

Resolute Forest Products Inc.
(Parent Company Only)
Condensed Statements of Operations and Comprehensive Loss
(In millions)

	Years Ended December 31,
	2014	2013	2012
Expenses:
Selling, general and administrative expenses	$17	$18	$18
Operating loss	(17)	(18)	(18)
Interest expense	(71)	(89)	(214)
Other (expense) income, net	(1)	(60)	2
Equity in (loss) income of subsidiaries	(188)	(472)	147
Loss before income taxes	(277)	(639)	(83)
Income tax benefit	—	—	84
Net (loss) income	(277)	(639)	1
Equity in other comprehensive (loss) income of subsidiaries	(447)	343	(319)
Comprehensive loss	$(724)	$(296)	$(318)
See accompanying notes to condensed financial statements.

Schedule I – RESOLUTE FOREST PRODUCTS INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
Resolute Forest Products Inc.
(Parent Company Only)
Condensed Balance Sheets
(In millions)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Note receivable from subsidiary	—	13
Total current assets	—	13
Investments in consolidated subsidiaries	4,096	4,734
Other assets	7	8
Total assets	$4,103	$4,755

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$5	$5
Accounts payable to subsidiaries	386	352
Note and interest payable to subsidiaries	287	14
Total current liabilities	678	371
Long-term debt	595	595
Notes payable to subsidiaries	388	627
Other long-term liabilities	1	—
Total liabilities	1,662	1,593
Equity:
Common stock	—	—
Additional paid-in capital	4,089	4,086
Deficit	(869)	(592)
Accumulated other comprehensive loss	(718)	(271)
Treasury stock	(61)	(61)
Total Resolute Forest Products Inc. equity	2,441	3,162
Total liabilities and equity	$4,103	$4,755
See accompanying notes to condensed financial statements.

Schedule I – RESOLUTE FOREST PRODUCTS INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
Resolute Forest Products Inc.
(Parent Company Only)
Condensed Statements of Changes in Equity
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance as of December 31, 2011	$—	$4,022	$47	$(311)	$—	$3,758
Share-based compensation costs for equity-classified awards	—	5	—	—	—	5
Net income	—	—	1	—	—	1
Distribution of common stock to wholly-owned subsidiary (2.8 newly-issued shares and 0.5 shares of treasury stock)	—	38	(1)	—	6	43
Disposition of investment in wholly-owned subsidiary	—	—	—	16	—	16
Purchases of treasury stock (5.6 shares)	—	—	—	—	(67)	(67)
Distribution of common stock from the share reserve to wholly-owned subsidiaries (0.1 shares in treasury)	—	—	—	—	—	—
Stock incentive awards vested (0.1 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(319)	—	(319)
Balance as of December 31, 2012	—	4,065	47	(614)	(61)	3,437
Share-based compensation costs for equity-classified awards	—	7	—	—	—	7
Net loss	—	—	(639)	—	—	(639)
Acquisition of non-controlling interest in wholly-owned subsidiary	—	14	—	—	—	14
Transfer of common stock from the share reserve to the Company (0.3 shares in treasury)	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	343	—	343
Balance as of December 31, 2013	—	4,086	(592)	(271)	(61)	3,162
Share-based compensation costs for equity-classified awards	—	3	—	—	—	3
Net loss	—	—	(277)	—	—	(277)
Stock incentive awards exercised or vested (0.3 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(447)	—	(447)
Balance as of December 31, 2014	$—	$4,089	$(869)	$(718)	$(61)	$2,441

Schedule I – RESOLUTE FOREST PRODUCTS INC. CONDENSED FINANCIAL STATEMENTS AND NOTES
Resolute Forest Products Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2014	2013	2012
Net cash used in operating activities	$—	$(5)	$—
Cash flows from investing activities:
Advances from affiliates	—	—	72
Net cash provided by investing activities	—	—	72
Cash flows from financing activities:
Issuance of long-term debt	—	594	—
Premium paid on extinguishment of debt	—	(84)	—
Purchases of treasury stock	—	—	(67)
Payments of debt	—	(501)	—
Payments of financing and credit facility fees	—	(9)	—
Net cash used in financing activities	—	—	(67)
Net (decrease) increase in cash and cash equivalents	—	(5)	5
Cash and cash equivalents:
Beginning of year	—	5	—
End of year	$—	$—	$5
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
Note B. Financing Arrangements
Our financing arrangements include our 2023 Notes and ABL Credit Facility. See Note 13, “Long-Term Debt,” to our Consolidated Financial Statements for a discussion of these financing arrangements.
Note C. Transactions with Related Parties
Note Receivable
On December 9, 2010, Resolute FP Canada Inc. entered into a promissory note payable to us in the amount of $250 million, bearing interest at the Applicable Federal Rate set forth by the Internal Revenue Service for obligations of this type, due on demand by us. Interest recorded on the note was less than $1 million in each of 2014, 2013 and 2012, and is included in “Other (expense) income, net” in our Statements of Operations. As of December 31, 2013, the outstanding balance of the note and accrued interest on the note totaled $13 million, approximated fair value and was included in “Note receivable from subsidiary” in our Condensed Balance Sheets. As of December 31, 2014, the outstanding balance of the note and the related interest receivable on the note was settled in full.
Notes Payable
Notes payable to subsidiaries, including current portion and interest payable, as of December 31, 2014 and 2013, was comprised of the following:

(In millions)	2014	2013
Notes payable to subsidiaries, including current portion and interest payable
RFP US note	$388	$364
Donohue note	287	277
	675	641
Less: Current portion of notes payable to subsidiaries including interest payable
RFP US note	—	(11)
Donohue note	(287)	(3)
	(287)	(14)
Notes payable to subsidiaries, net of current portion and interest payable	$388	$627
Interest expense on notes payable to subsidiaries for the years ended December 31, 2014, 2013 and 2012 was comprised of the following:

(In millions)	2014	2013	2012
RFP US note	$24	$32	$127
Donohue note	10	16	32
	$34	$48	$159

Resolute Forest Products Inc.
(Parent Company Only)
Notes to Condensed Financial Statements

In 2008, we contributed to Resolute FP US Inc. a promissory note due June 30, 2013, executed by us in favor of Resolute FP US Inc. in exchange for the ownership interest it held in one of its subsidiaries (“RFP US note”). On June 30, 2013, we entered into an agreement to amend and restate our RFP US note. As amended, the amount of the promissory note was $353 million (decreased from $650 million) with an interest rate of 6.5% (decreased from 12.5%) due June 30, 2018. As of December 31, 2014 and 2013, the fair value of the RFP US note approximated its carrying value.
In 2008, AbitibiBowater US Holding LLC (“Holding”), a subsidiary of ours, entered into a promissory note payable to Donohue Corp. (“Donohue,” a wholly-owned subsidiary of ours) due March 31, 2013 (the “Donohue note”). In 2010, we assumed, by merger with Holding, its obligations with respect to this promissory note. On March 28, 2013, we entered into an agreement to amend and restate our Donohue note. As amended, the amount of the promissory note was $270 million (increased from $139 million) with an interest rate of 3.57% (decreased from 13.75%) due March 31, 2015. As of December 31, 2014 and 2013, the fair value of the Donohue note approximated its carrying value.
Guarantees
We guarantee debt and other obligations of our subsidiaries with certain third parties. These guarantees are primarily to companies that provide energy required to operate certain facilities within our subsidiaries. Such obligations include the guarantee of payments owing by subsidiaries when due under various agreements to their respective counterparties. These guarantees would require payment from us only in the event of default on payment by the subsidiary. As of December 31, 2014 and 2013, the maximum potential amount of future payments that we could be required to make under these guarantees was $27 million and $35 million, respectively. The guarantees have terms ranging from 10 to 90 days.

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

3.2*
By-laws of Resolute Forest Products Inc., as amended through December 4, 2014 (incorporated by reference from Exhibit 3.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on December 10, 2014).

4.1*
Indenture, dated as of May 8, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (incorporated by reference from Exhibit 4.4 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 10, 2013, SEC File No. 001-33776).

4.2*
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

10.2*
Securities Purchase Agreement, dated February 11, 2011, among AbiBow Canada Inc., Caisse de depot et placement du Québec and CDP Investissements Inc., as vendors, and Infra H2O GP Partners Inc., Infra H2O LP Partners Inc. and BluEarth Renewables Inc., as the purchaser (incorporated by reference from Exhibit 2.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 17, 2011, SEC File No. 001-33776).

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

10.15*
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

10.16*
Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Québec, dated September 13, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Government of Québec (incorporated by reference from Exhibit 10.33 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

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

†10.22*
Executive Employment Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 26, 2014 (incorporated by reference from Exhibit 10.24 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.23*
Change in Control Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 26, 2014 (incorporated by reference from Exhibit 10.25 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.24*
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

†10.26*
Resolute Forest Products DC Make-up Program, effective January 1, 2012 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed May 10, 2012, SEC File No. 001-33776).

Exhibit No.	Description
10.27*
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

†10.28*
Resolute Forest Products Inc. Severance Policy – Chief Executive Officer and Direct Reports, effective as of August 1, 2012 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed August 9, 2012, SEC File No. 001-33776).

†10.29*
Resolute Forest Products Equity Incentive Plan (previously named the AbitibiBowater Inc. 2010 Equity Incentive Plan), effective as of December 9, 2010 (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012, SEC File No. 001-33776).

†10.30*
Resolute Forest Products Outside Director Deferred Compensation Plan (previously named the AbitibiBowater Inc. Outside Director Deferred Compensation Plan), effective as of April 1, 2011 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012, SEC File No. 001-33776).

†10.31*
Summary of 2014 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from the description in Resolute Forest Products Inc.’s Current Report on Form 8-K filed February 10, 2014, SEC File No. 001-33776).

†10.32*
Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed March 1, 2013, SEC File No. 001-33776).

†10.33*
Resolute Forest Products Equity Incentive Plan Form of Director Deferred Stock Unit Agreement. (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 10, 2013, SEC File No. 001-33776).

†10.34*
Resolute Forest Products Equity Incentive Plan Form of Director Restricted Stock Unit Agreement. (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 10, 2013, SEC File No. 001-33776).

†10.35*
Resolute Forest Products Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 10, 2014, SEC File No. 001-33776).

†10.36*
Resolute Forest Products Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.41to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.37*
Offer Letter between André Piché and Resolute Forest Products Inc., dated February 4, 2014 (incorporated by reference from Exhibit 10.42 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.38*
Offer Letter between Richard Tremblay and Resolute Forest Products Inc., dated February 4, 2014 (incorporated by reference from Exhibit 10.43 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

10.39*
Amendment No. 6, dated as of February 25, 2014, to ABL Credit Agreement, dated as of December 9, 2010, among Resolute Forest Products Inc. (f/k/a AbitibiBowater Inc.) the Subsidiaries of Resolute Forest Products Inc. parties thereto, the Lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference from Exhibit 10.44 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.40*
Resolute Forest Products Equity Incentive Plan Form of Performance Stock Unit Agreement (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 10, 2014, SEC File No. 001-33776).

†10.41*
Summary of 2015 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from the description in Resolute Forest Products Inc.’s Current Report on Form 8-K filed February 6, 2015, SEC File No. 001-33776).

†10.42**	2014 Resolute Forest Products Inc. Short-Term Incentive Plan.

†10.43**	2014 Resolute Forest Products Inc. Short-Term Incentive Plan - US.

†10.44**	First Amendment dated February 14, 2014 to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010.

Exhibit No.	Description

†10.45**
Resolute FP Canada Inc. and Resolute Forest Products Inc. Security Protocol with respect to the Resolute Forest Products 2010 Canadian DB Supplemental Executive Retirement Plan and the Resolute Canada SERP, amended and restated effective April 11, 2014.

†10.46**	Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc.

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

24.1**	Power of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.

†	This is a management contract or compensatory plan or arrangement.

**	Filed with this Form 10-K.

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