Form 10-Q
period 2015-03-31
Resolute Forest Products Inc.
filed 2015-05-11
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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
Yes ☑    No ☐
As of April 30, 2015, there were 94,801,259 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Sales	$920	$1,016
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	718	821
Depreciation and amortization	57	62
Distribution costs	113	120
Selling, general and administrative expenses	41	36
Closure costs, impairment and other related charges	6	10
Operating loss	(15)	(33)
Interest expense	(12)	(12)
Other income (expense), net	5	(13)
Loss before income taxes	(22)	(58)
Income tax (provision) benefit	(10)	8
Net loss including noncontrolling interests	(32)	(50)
Net income attributable to noncontrolling interests	(1)	—
Net loss attributable to Resolute Forest Products Inc.	$(33)	$(50)
Net loss per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.35)	$(0.53)
Diluted	(0.35)	(0.53)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	94.9	94.6
Diluted	94.9	94.6
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,
	2015	2014
Net loss including noncontrolling interests	$(32)	$(50)
Other comprehensive (loss) income:
Change in unamortized prior service credits, net of tax of $0 and $17 in 2015 and 2014, respectively	(5)	24
Change in unamortized actuarial losses, net of tax of $5 and $1 in 2015 and 2014, respectively	16	1
Foreign currency translation	(1)	(1)
Other comprehensive income, net of tax	10	24
Comprehensive loss including noncontrolling interests	(22)	(26)
Comprehensive income attributable to noncontrolling interests	(1)	—
Comprehensive loss attributable to Resolute Forest Products Inc.	$(23)	$(26)
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amount)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$324	$337
Accounts receivable, net:
Trade	422	449
Other	80	90
Inventories, net	563	542
Deferred income tax assets	64	70
Other current assets	51	46
Total current assets	1,504	1,534
Fixed assets, net	1,956	1,985
Amortizable intangible assets, net	62	62
Deferred income tax assets	1,099	1,219
Other assets	125	121
Total assets	$4,746	$4,921

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$487	$518
Current portion of long-term debt	1	1
Total current liabilities	488	519
Long-term debt, net of current portion	596	596
Pension and other postretirement benefit obligations	1,491	1,616
Deferred income tax liabilities	3	3
Other long-term liabilities	68	70
Total liabilities	2,646	2,804
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.3 shares issued and 94.8 shares outstanding as of March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	3,759	3,754
Deficit	(902)	(869)
Accumulated other comprehensive loss	(708)	(718)
Treasury stock at cost, 22.5 shares as of March 31, 2015 and December 31, 2014	(61)	(61)
Total Resolute Forest Products Inc. shareholders’ equity	2,088	2,106
Noncontrolling interests	12	11
Total equity	2,100	2,117
Total liabilities and equity	$4,746	$4,921
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Three Months Ended March 31, 2015
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2014	$—	$3,754	$(869)	$(718)	$(61)	$11	$2,117
Share-based compensation costs for equity-classified awards	—	5	—	—	—	—	5
Net (loss) income	—	—	(33)	—	—	1	(32)
Other comprehensive income, net of tax	—	—	—	10	—	—	10
Balance as of March 31, 2015	$—	$3,759	$(902)	$(708)	$(61)	$12	$2,100

	Three Months Ended March 31, 2014
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2013	$—	$3,751	$(592)	$(271)	$(61)	$12	$2,839
Net loss	—	—	(50)	—	—	—	(50)
Stock options exercised and stock unit awards vested (0.1 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	24	—	—	24
Balance as of March 31, 2014	$—	$3,751	$(642)	$(247)	$(61)	$12	$2,813
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss including noncontrolling interests	$(32)	$(50)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by (used in) operating activities:
Share-based compensation	5	—
Depreciation and amortization	57	62
Closure costs, impairment and other related charges	2	4
Inventory write-downs related to closures	1	1
Deferred income taxes	14	(8)
Net pension contributions and other postretirement benefit payments	(9)	(34)
Loss on translation of foreign currency denominated deferred income taxes	107	48
Gain on translation of foreign currency denominated pension and other postretirement benefit obligations	(101)	(37)
Changes in working capital:
Accounts receivable	38	29
Inventories	(22)	(64)
Other current assets	(4)	(5)
Accounts payable and accrued liabilities	(26)	8
Other, net	(1)	5
Net cash provided by (used in) operating activities	29	(41)
Cash flows from investing activities:
Cash invested in fixed assets	(40)	(36)
Decrease in restricted cash	—	1
Decrease in deposit requirements for letters of credit, net	—	1
Net cash used in investing activities	(40)	(34)
Cash flows from financing activities:
Payments of debt	—	(1)
Net cash used in financing activities	—	(1)
Effect of exchange rate changes on cash and cash equivalents	(2)	(6)
Net decrease in cash and cash equivalents	(13)	(82)
Cash and cash equivalents:
Beginning of period	337	322
End of period	$324	$240
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
Financial statements
Our interim consolidated financial statements are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim consolidated financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.
New accounting pronouncements
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which affects the variable interest entity and voting entity consolidation models for all companies. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2015. We are evaluating the impact of this standard on our result of operations or financial position.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2015. The adoption of this accounting guidance will not materially impact our financial position.
Note 2. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the three months ended March 31, 2015 were comprised of the following:

(Unaudited, in millions)	Accelerated Depreciation	Severance and Other Costs	Total
Permanent closures:
Paper mill in Iroquois Falls, Ontario	$—	$4	$4
Paper machine in Clermont, Québec	2	—	2
Total	$2	$4	$6
Closure costs, impairment and other related charges for the three months ended March 31, 2014 were comprised of the following:

(Unaudited, in millions)	Impairment of Assets	Accelerated Depreciation	Severance and Other Costs	Total
Permanent closures:
Pulp and paper mill in Fort Frances, Ontario	$—	$—	$6	$6
Paper machine in Iroquois Falls	—	3	—	3
Other	1	—	—	1
Total	$1	$3	$6	$10

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 3. Other Income (Expense), Net
Other income (expense), net for the three months ended March 31, 2015 and 2014 was comprised of the following:

(Unaudited, in millions)	2015	2014
Foreign exchange gain (loss)	$2	$(14)
Miscellaneous income	3	1
	$5	$(13)
Note 4. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the three months ended March 31, 2015 was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2014	$94	$(812)	$—	$(718)
Other comprehensive loss before reclassifications	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss (1)	(5)	16	—	11
Net current period other comprehensive (loss) income	(5)	16	(1)	10
Balance as of March 31, 2015	$89	$(796)	$(1)	$(708)

(1)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2015 were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(5)	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	—	Income tax (provision) benefit
	$(5)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$21	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	(5)	Income tax (provision) benefit
	$16	Net of tax
Total Reclassifications	$11	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and other postretirement benefit (“OPEB”) plans summarized in Note 8, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Net Loss Per Share
The weighted-average number of stock options and equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) outstanding for the three months ended March 31, 2015 and 2014 was as follows:

(Unaudited, in millions)	2015	2014
Stock options	1.6	1.8
Stock unit awards	1.2	1.0
These stock options and stock unit awards were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive for all periods presented.
Note 6. Inventories, Net
Inventories, net as of March 31, 2015 and December 31, 2014 were comprised of the following:

(Unaudited, in millions)	March 31, 2015	December 31, 2014
Raw materials and work in process	$175	$160
Finished goods	194	192
Mill stores and other supplies	194	190
	$563	$542
Note 7. Long-Term Debt
Overview
Long-term debt, including current portion, as of March 31, 2015 and December 31, 2014 was comprised of the following:

(Unaudited, in millions)	March 31, 2015	December 31, 2014
5.875% senior notes due 2023:
Principal amount	$600	$600
Unamortized discount	(5)	(5)
Total senior notes due 2023	595	595
Capital lease obligation	2	2
Total debt	597	597
Less: Current portion of long-term debt	(1)	(1)
Long-term debt, net of current portion	$596	$596
5.875% senior notes due 2023
We issued $600 million in aggregate principal amount of 5.875% senior notes due 2023 (the “2023 Notes”) on May 8, 2013. Interest on the notes is payable semi-annually on May 15 and November 15, until their maturity date of May 15, 2023. The fair value of the 2023 Notes was $577 million and $571 million as of March 31, 2015 and December 31, 2014, respectively, and was determined by reference to over-the-counter prices (Level 1).
ABL Credit Facility
Our senior secured asset-based revolving credit facility (the “ABL Credit Facility”), as amended, matures on October 28, 2016 and provides for an aggregate lender commitment of up to $665 million at any time outstanding, subject to borrowing base availability. As of March 31, 2015, we had no borrowings and $36 million of letters of credit outstanding under the ABL Credit Facility. As of March 31, 2015, we had $464 million of availability under the ABL Credit Facility, which was comprised of $281 million for the U.S. borrowers (Resolute Forest Products Inc., Resolute FP US Inc. and AbiBow Recycling LLC) and $183 million for the Canadian borrower (Resolute FP Canada Inc.).

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Capital lease obligation
We have a capital lease obligation for a warehouse, which can be renewed for 20 years at our option. Minimum payments are determined by an escalatory price clause.
Note 8. Employee Benefit Plans
Pension and OPEB plans
The components of net periodic benefit cost relating to our pension and OPEB plans for the three months ended March 31, 2015 and 2014 were as follows:
Pension Plans:

(Unaudited, in millions)	2015	2014
Service cost	$6	$7
Interest cost	58	69
Expected return on plan assets	(67)	(75)
Amortization of actuarial losses	22	1
Amortization of prior service credits	(1)	—
	$18	$2
OPEB Plans:

(Unaudited, in millions)	2015	2014
Service cost	$—	$1
Interest cost	2	3
Amortization of actuarial gains	(1)	(1)
Amortization of prior service credits	(4)	(2)
	$(3)	$1
Defined contribution plans
Our expense for the defined contribution plans totaled $6 million for both the three months ended March 31, 2015 and 2014.
Note 9. Income Taxes
The income tax (provision) benefit attributable to loss before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three months ended March 31, 2015 and 2014 as a result of the following:

(Unaudited, in millions)	2015	2014
Loss before income taxes	$(22)	$(58)
Income tax (provision) benefit:
Expected income tax benefit	8	20
Changes resulting from:
Valuation allowance (1)	(19)	(8)
Foreign exchange	(5)	(6)
State income taxes and foreign tax rate differences	3	2
Other, net	3	—
	$(10)	$8

(1)
During the three months ended March 31, 2015 and 2014, we recorded a net increase in our valuation allowance of $19 million and $8 million, respectively, primarily because we no longer recognize tax benefits related to our U.S. operations.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 10. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial disputes, taxes, environmental issues, activists damages, employment and workers’ compensation claims, Aboriginal claims and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of March 31, 2015, will not have a material adverse effect on our consolidated financial statements.
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (“Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Québec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($11 million, based on the exchange rate in effect on March 31, 2015) for the eventual payment of those claims.
On June 12, 2012, we filed a motion for directives with the Québec Superior Court in Canada, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada), from which our predecessor entity and all but one of its affiliates emerged in 2010, seeking an order to prevent pension regulators in each of Québec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the creditor protection proceedings. These plans are subject to the funding relief regulations described in Note 14, “Pension and Other Postretirement Benefit Plans - Canadian pension funding,” to our consolidated financial statements for the year ended December 31, 2014 and we contend, among other things, that any such declaration, if issued, would be inconsistent with the Québec Superior Court in Canada’s sanction order confirming the plan of reorganization and the terms of our emergence from the creditor protection proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($120 million based on the exchange rate in effect on March 31, 2015), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.
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
We may be a “potentially responsible party” with respect to four hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as Superfund) or the Resource Conservation and Recovery Act corrective action authority. We believe we will not be liable for any significant amounts at any of these sites.
We have recorded $14 million and $18 million of environmental liabilities as of March 31, 2015 and December 31, 2014, respectively. The amount of these liabilities represents management’s estimate based on an assessment of relevant factors and assumptions of the ultimate settlement and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other long-term liabilities” in our Consolidated Balance Sheets.
We have also recorded $22 million of asset retirement obligations as of both March 31, 2015 and December 31, 2014, primarily consisting of liabilities for landfills, sludge basins and decontamination of closed sites. These liabilities are included in “Accounts payable and accrued liabilities” or “Other long-term liabilities” in our Consolidated Balance Sheets.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Other matters
On October 30, 2014, we received a notice from the Ministry of Natural Resources and Forestry of Ontario (the “MNRF”) directing us to repay a conditional incentive of Cdn $23 million ($18 million based on the exchange rate in effect on March 31, 2015) offered in 2007 toward the construction of an electricity-producing turbine, should we fail to restart our Fort Frances pulp and paper mill or otherwise implement an alternative remedy that is acceptable to the MNRF. Several extensions to implement an alternative remedy have been granted to us by the MNRF, with the latest remedy date being July 31, 2015. We announced the permanent closure of the mill in the second quarter of 2014 and have been exploring a number of opportunities for the mill. We are not presently able to determine the outcome of this process, but we currently believe that we could reach an acceptable outcome for the MNRF within the time limit prescribed. Accordingly, we have recorded no contingent liability in respect of this notice in our Consolidated Balance Sheet as of March 31, 2015.
Note 11. Segment Information
We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our principal product lines: newsprint, specialty papers, market pulp and wood products.
None of the income or loss items following “Operating loss” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, net gain on disposition of assets, as well as other discretionary charges or credits are not allocated to our segments. We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all selling, general and administrative expenses, excluding certain discretionary charges and credits, are allocated to our segments.
Information about certain segment data for the three months ended March 31, 2015 and 2014 was as follows:

(Unaudited, in millions)	Newsprint	Specialty Papers	Market Pulp (1)	Wood Products	Corporate and Other	Consolidated Total
Sales
First three months 2015	$291	$272	$218	$139	$—	$920
First three months 2014	346	301	234	135	—	1,016
Depreciation and amortization
First three months 2015	$16	$17	$14	$8	$2	$57
First three months 2014	18	22	13	8	1	62
Operating (loss) income
First three months 2015	$(6)	$1	$10	$5	$(25)	$(15)
First three months 2014	(15)	(24)	8	12	(14)	(33)

(1)	Market pulp sales excluded inter-segment sales of $3 million for both the three months ended March 31, 2015 and 2014.

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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014, the Balance Sheets as of March 31, 2015 and December 31, 2014, and the Statements of Cash Flows for the three months ended March 31, 2015 and 2014 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended March 31, 2015
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$751	$581	$(412)	$920
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	704	424	(410)	718
Depreciation and amortization	—	23	34	—	57
Distribution costs	—	41	73	(1)	113
Selling, general and administrative expenses	3	12	26	—	41
Closure costs, impairment and other related charges	—	—	6	—	6
Operating (loss) income	(3)	(29)	18	(1)	(15)
Interest expense	(18)	(1)	(2)	9	(12)
Other (expense) income, net	(1)	12	3	(9)	5
Parent’s equity in loss of subsidiaries	(11)	—	—	11	—
(Loss) income before income taxes	(33)	(18)	19	10	(22)
Income tax benefit (provision)	—	4	(14)	—	(10)
Net (loss) income including noncontrolling interests	(33)	(14)	5	10	(32)
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net (loss) income attributable to Resolute Forest Products Inc.	$(33)	$(14)	$4	$10	$(33)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(23)	$(14)	$14	$—	$(23)

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2015
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$277	$47	$—	$324
Accounts receivable, net	—	353	149	—	502
Accounts receivable from affiliates	1	386	107	(494)	—
Inventories, net	—	240	333	(10)	563
Deferred income tax assets	—	—	64	—	64
Interest receivable from parent	—	6	—	(6)	—
Notes receivable from affiliates	—	321	—	(321)	—
Other current assets	—	22	29	—	51
Total current assets	1	1,605	729	(831)	1,504
Fixed assets, net	—	726	1,230	—	1,956
Amortizable intangible assets, net	—	—	62	—	62
Deferred income tax assets	—	—	1,097	2	1,099
Notes receivable from parent	—	678	—	(678)	—
Investments in consolidated subsidiaries and affiliates	4,095	2,028	—	(6,123)	—
Other assets	7	56	62	—	125
Total assets	$4,103	$5,093	$3,180	$(7,630)	$4,746
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$14	$184	$289	$—	$487
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	386	107	1	(494)	—
Interest payable to subsidiary	6	—	—	(6)	—
Notes payable to affiliate	—	—	321	(321)	—
Total current liabilities	406	292	611	(821)	488
Long-term debt, net of current portion	595	1	—	—	596
Notes payable to subsidiaries	678	—	—	(678)	—
Pension and other postretirement benefit obligations	—	416	1,075	—	1,491
Deferred income tax liabilities	—	—	3	—	3
Other long-term liabilities	1	29	38	—	68
Total liabilities	1,680	738	1,727	(1,499)	2,646
Total equity	2,423	4,355	1,453	(6,131)	2,100
Total liabilities and equity	$4,103	$5,093	$3,180	$(7,630)	$4,746

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$257	$80	$—	$337
Accounts receivable, net	—	383	156	—	539
Accounts receivable from affiliates	—	384	95	(479)	—
Inventories, net	—	251	300	(9)	542
Deferred income tax assets	—	—	70	—	70
Note and interest receivable from parent	—	287	—	(287)	—
Notes receivable from affiliates	—	318	—	(318)	—
Other current assets	—	20	26	—	46
Total current assets	—	1,900	727	(1,093)	1,534
Fixed assets, net	—	742	1,243	—	1,985
Amortizable intangible assets, net	—	—	62	—	62
Deferred income tax assets	—	—	1,217	2	1,219
Note receivable from parent	—	388	—	(388)	—
Investments in consolidated subsidiaries and affiliates	4,096	2,020	—	(6,116)	—
Other assets	7	49	65	—	121
Total assets	$4,103	$5,099	$3,314	$(7,595)	$4,921
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$5	$193	$320	$—	$518
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	386	93	—	(479)	—
Note and interest payable to subsidiary	287	—	—	(287)	—
Notes payable to affiliate	—	—	318	(318)	—
Total current liabilities	678	287	638	(1,084)	519
Long-term debt, net of current portion	595	1	—	—	596
Note payable to subsidiary	388	—	—	(388)	—
Pension and other postretirement benefit obligations	—	414	1,202	—	1,616
Deferred income tax liabilities	—	—	3	—	3
Other long-term liabilities	1	29	40	—	70
Total liabilities	1,662	731	1,883	(1,472)	2,804
Total equity	2,441	4,368	1,431	(6,123)	2,117
Total liabilities and equity	$4,103	$5,099	$3,314	$(7,595)	$4,921

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2015
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$34	$(5)	$—	$29
Cash flows from investing activities:
Cash invested in fixed assets	—	(14)	(26)	—	(40)
Net cash used in investing activities	—	(14)	(26)	—	(40)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	—	20	(33)	—	(13)
Cash and cash equivalents:
Beginning of period	—	257	80	—	337
End of period	$—	$277	$47	$—	$324

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash used in operating activities	$—	$(29)	$(12)	$—	$(41)
Cash flows from investing activities:
Cash invested in fixed assets	—	(21)	(15)	—	(36)
Decrease in restricted cash	—	—	1	—	1
Decrease in deposit requirements for letters of credit, net	—	—	1	—	1
Net cash used in investing activities	—	(21)	(13)	—	(34)
Cash flows from financing activities:
Payments of debt	—	(1)	—	—	(1)
Net cash used in financing activities	—	(1)	—	—	(1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Net decrease in cash and cash equivalents	—	(51)	(31)	—	(82)
Cash and cash equivalents:
Beginning of period	—	165	157	—	322
End of period	$—	$114	$126	$—	$240

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this quarterly report on Form 10-Q include, but are not limited to, developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; the impact of any additional closure costs and long-lived asset impairment or accelerated depreciation charges; the impact of currency fluctuations on our competitive position, selling prices and manufacturing costs; the impact of global economic conditions; intense competition in the forest products industry and our ability to compete effectively; negative publicity, even if unjustified, which could have a negative impact on our brand and the marketability of our products; the highly cyclical nature of the forest products industry, which could impact the prices of and demand for our products which could result in small or negative profit margins, lower sales volumes and curtailment or closure of operations; the impact of contributions to our Canadian pension plans, which could be at levels significantly higher than expected; the impact of the terms of our outstanding indebtedness, which could restrict our current and future operations, particularly our ability to respond to changes and take certain actions; our ability to maintain adequate capital resources to provide for all of our capital requirements, which are substantial; any inability to successfully implement our strategies to increase our earnings power; the impact of changes in laws or regulations, including environmental regulations and liabilities and the impact of future regulation of our Canadian softwood lumber exports to the United States; any difficulties in obtaining wood fiber at favorable prices, or at all; the impact of changes in the cost of purchased energy and other raw materials, which could lead to higher manufacturing costs and reduce our margins; the impact of changes in political or economic conditions in Canada, the United States or other countries in which our products are manufactured or sold; physical and financial risks associated with climate change; the impact of any labor disputes; extreme weather conditions or natural or man-made disasters, which could disrupt our supply chain and delivery of our products; cyber security risks; the impact of acquisitions, divestitures or other strategic transactions we may pursue; and the potential risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission, or the “SEC”, on March 2, 2015 (the “2014 Annual Report”).
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

•
Synergistic and diversified asset base - we apply our principles of operational excellence to our synergistic and diversified asset base, one that has evolved with time as we execute our profitable retreat from paper toward more sustainable long-term businesses. Put simply, our optimized paper segments generate significant cash flow, which we use to grow our business for the long-term, including: the three pulp mills we acquired in 2012; the capacity enhancement initiatives in wood products; and the continuous pulp digester project at the Calhoun, Tennessee, pulp and paper facility. This synergistic and complementary asset base also offers the fiber management advantage of integration and earnings diversification.

•
Financial strength - we make disciplined capital management a priority; we believe in maintaining a flexible and conservative capital structure. Our financial strength gives us the ability to consider a range of suitable opportunities, and the patience to make sure the valuation is right.

Our Business
For information relating to our business, including our products, strategy, sustainable performance and development and power generation assets, refer to our 2014 Annual Report.
First Quarter Overview
Three months ended March 31, 2015 vs. March 31, 2014
Excluding special items, we recorded an operating loss of $7 million in the quarter, compared to $22 million in the first quarter of 2014. Unadjusted for special items, the operating loss was $15 million, compared to $33 million in the year-ago period. Special items are described below.
Our net loss in the quarter, excluding special items, was $30 million, or $0.32 per share, compared to $26 million, or $0.27 per share, in the year-ago period. Unadjusted for special items, our net loss in the quarter was $33 million, compared to $50 million in the year-ago period.
Sales were $920 million in the quarter, down $96 million from the first quarter of 2014.

Three Months Ended March 31, 2015	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$(15)	$(33)	$(0.35)
Adjustments for special items (1):
Foreign exchange translation gain	—	(2)	(0.02)
Closure costs, impairment and other related charges	6	6	0.06
Inventory write-downs related to closures	1	1	0.01
Start-up costs	1	1	0.01
Other income, net	—	(3)	(0.03)
Income tax effect of special items	—	—	—
GAAP, as adjusted for special items	$(7)	$(30)	$(0.32)

Three Months Ended March 31, 2014	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$(33)	$(50)	$(0.53)
Adjustments for special items (1):
Foreign exchange translation loss	—	14	0.15
Closure costs, impairment and other related charges	10	10	0.11
Inventory write-downs related to closures	1	1	0.01
Other income, net	—	(1)	(0.01)
Income tax effect of special items	—	—	—
GAAP, as adjusted for special items	$(22)	$(26)	$(0.27)

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under generally accepted accounting principles, or “GAAP.” We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our consolidated statements of operations, adjusted for items such as closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our consolidated statements of operations, adjusted for the same special items applied to operating income (loss), in addition to the effects of foreign currency translation, write-down of equity method investment and other income (expense), net. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our ongoing operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These measures should not be viewed as substitutes to financial measures determined under GAAP.

RESULTS OF OPERATIONS
Consolidated Results
Selected Financial Information

	Three Months Ended March 31,
(unaudited, in millions, except per share amounts and percentages)	2015	2014
Sales	$920	$1,016
Operating (loss) income per segment:
Newsprint	(6)	(15)
Specialty papers	1	(24)
Market pulp	10	8
Wood products	5	12
Total	10	(19)
Corporate / other	(25)	(14)
Operating loss	(15)	(33)
Net loss	(33)	(50)
Net loss per common share:
Basic	$(0.35)	$(0.53)
Diluted	(0.35)	(0.53)
Adjusted EBITDA (1)	$50	$40
Adjusted EBITDA margin (1)	5.4%	3.9%

	As of March 31,	As of December 31,
(unaudited, in millions)	2015	2014
Cash and cash equivalents	$324	$337
Total assets	4,746	4,921

(1)
Earnings before interest expense, income taxes, and depreciation and amortization, or “EBITDA”, adjusted EBITDA and adjusted EBITDA margin are not financial measures recognized under GAAP. EBITDA is calculated as net income (loss) including noncontrolling interests from the consolidated statements of operations, adjusted for interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as foreign exchange translation gains and losses, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, write-down of equity method investment and other charges or credits. Adjusted EBITDA margin is adjusted EBITDA expressed as a percentage of sales. We believe that using measures such as EBITDA, adjusted EBITDA and adjusted EBITDA margin is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our ongoing operations and financial performance from period to period. EBITDA, adjusted EBITDA and adjusted EBITDA margin are internal measures, and therefore may not be comparable to those of other companies. These measures should not be viewed as substitutes to financial measures determined under GAAP.

	Three Months Ended March 31,
(Unaudited, in millions)	2015	2014
Net loss including noncontrolling interests	$(32)	$(50)
Interest expense	12	12
Income tax provision (benefit)	10	(8)
Depreciation and amortization	57	62
EBITDA	$47	$16
Foreign exchange translation (gain) loss	(2)	14
Closure costs, impairment and other related charges	6	10
Inventory write-downs related to closures	1	1
Start-up costs	1	—
Other income, net	(3)	(1)
Adjusted EBITDA	$50	$40
Three months ended March 31, 2015 vs. March 31, 2014
Operating loss variance analysis

CONSOLIDATED
(unaudited, in $ millions)

(33)
(45)
(42)
(9)
34
39
30
6
1
5
(5)
4
(15)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'14 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Closure costs, impairment and other related charges
Q1'15 OPERATING LOSS

Sales
Sales were $96 million, or 9%, lower than in the year-ago period, at $920 million. Despite an 11% increase in shipments of wood products with our various growth initiatives, overall volume decreased by $45 million as a result of lower shipments of specialty papers and newsprint, down by 9% and 8%, respectively. The lower paper shipments reflect the impact of capacity rationalization initiatives we announced in the fourth quarter of 2014. Including the effect of currency, overall pricing fell by $51 million, reflecting a 9% drop in the average transaction price for newsprint, 8% for wood products and 4% for market pulp.

Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, were $103 million lower in the period. After removing the effects of the weaker Canadian dollar and the lower overall volume, manufacturing costs improved by $39 million, reflecting primarily:

•	the abnormally cold winter of 2014 ($40 million);

•	the effect of asset optimization initiatives ($13 million); and

•	lower maintenance costs ($7 million);
partially offset by:

•	higher pension and other postretirement benefit (or “OPEB”) expenses ($12 million); and

•	higher power and steam costs ($7 million).
Although this year’s winter was also harsh, the Company mitigated its impact by implementing measures to reduce its exposure to these types of events.
The increase in pension and OPEB expenses relates mainly to the amortization of actuarial losses recorded in 2014, which reflect the substantial drop in discount rates and longer life expectancy assumptions in both the U.S. and Canada. The net pension and OPEB liability increased by $330 million in 2014.
Selling, general and administrative expenses
Selling, general and administrative expenses, or “SG&A”, were $5 million greater in the period, primarily because of increased project costs and a change in the forfeiture rate assumptions for our equity-based awards, offset in part by the favorable effect of the weaker Canadian dollar.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “- Segment Earnings - Corporate and Other” below.
Net loss variance analysis
Other income (expense), net
We recorded other income, net, of $5 million in the first quarter of the year, compared to an expense of $13 million in the year-ago period. This reflects mainly a non-cash foreign exchange gain of $2 million on the translation of Canadian dollar net monetary balances in the current period, compared to a non-cash foreign exchange loss of $14 million in the year-ago period.
Income taxes
We recorded an income tax provision of $10 million in the period, on a loss before income taxes of $22 million, compared to an expected income tax benefit of $8 million based on the U.S. federal statutory income tax rate of 35%. In the first quarter of 2014, we recorded an $8 million income tax benefit, on a loss before income taxes of $58 million, compared to an expected income tax benefit of $20 million based on the U.S. federal statutory income tax rate of 35%. The difference in both periods reflects a net increase in valuation allowances, primarily because we no longer recognize tax benefits related to our U.S. operations, and foreign exchange related items.
Most of our Canadian subsidiaries, including our principal Canadian operating subsidiary, use the U.S. dollar as functional currency but determine taxable income in Canadian dollars. This can cause frequent and substantial variations to our effective tax rate when compared to the weighted-average of both domestic and foreign statutory tax rates. This is because we compute the foreign exchange component of the income tax provision of our Canadian subsidiaries on a different basis than in our consolidated financial statements. Due to the unpredictability of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate.
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
We allocate depreciation and amortization, and SG&A to the segments, with the exception of certain other discretionary charges and credits, which we present under “corporate and other.”
NEWSPRINT
Highlights

	Three Months Ended March 31,
(unaudited, in millions, except where otherwise stated)	2015	2014
Sales	$291	$346
Operating loss (1)	(6)	(15)
EBITDA (2)	10	3
(in thousands of metric tons)
Shipments	534	579
Downtime	21	30
Inventory at end of period	105	125

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(unaudited, in millions)	2015	2014
Net loss including noncontrolling interests	$(6)	$(15)
Depreciation and amortization	16	18
EBITDA	10	3
Industry trends

North American demand for newsprint dropped by 12% in the quarter. But with production down by 16%, operating rates remained at 90% for the quarter. Global demand for newsprint decreased by 12%, with significant drops in all major regions, including Asia (11%), Western Europe (12%), and Latin America (16%). Total exports from North America were down by 21%.
Three months ended March 31, 2015 vs. March 31, 2014
Operating loss variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(15)
(27)
(23)
(5)
18
22
14
4
3
2
1
(6)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q1'14 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'15 OPERATING LOSS

Sales
Newsprint sales dropped by $55 million, or 16%, to $291 million, reflecting a 45,000 metric ton decrease in shipments and a $53 per metric ton drop in average transaction price, which includes the unfavorable effect of the weaker Canadian dollar on sales denominated in that currency. These changes largely reflect the ongoing challenges for North American producers in the global newsprint business, who face an accelerating pace of global structural decline, a currency disadvantage in export markets because of the strong U.S. dollar, and very low operating rates outside North America.
In light of these challenges, we announced in December a reduction of 465,000 metric tons of annual capacity, with the permanent closure of three newsprint machines in Canada. Compared to the first quarter of 2014, our international shipments fell by 13%, but our domestic shipments were down only 4%. Accordingly, our domestic shipments represented 61% of total newsprint shipments in the quarter. Finished goods inventory fell by 9% in the quarter.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $54 million lower in the period, reflecting the effect of lower volume ($18 million), the weaker Canadian dollar ($14 million) and a $22 million improvement in manufacturing costs, due to:

•	the abnormally cold winter of 2014 ($21 million), particularly the cost of electricity at the Ontario mills;

•	the effect of asset optimization initiatives, including the closure of our Iroquois Falls, Ontario, paper mill and the divestiture of our U.S. recycling division ($6 million); and

•	lower maintenance costs ($3 million);

offset by:

•	higher power prices ($6 million); and

•	the increase in pension and OPEB expenses ($3 million).
Distribution costs
Distribution costs were lower this quarter, reflecting the lower shipment volume and the weather-related increases in freight and warehousing costs in the first quarter of 2014.
SPECIALTY PAPERS
Highlights

	Three Months Ended March 31,
(unaudited, in millions, except where otherwise stated)	2015	2014
Sales	$272	$301
Operating income (loss) (1)	1	(24)
EBITDA (2)	18	(2)
(in thousands of short tons)
Shipments	382	420
Downtime	10	87
Inventory at end of period	92	99

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(unaudited, in millions)	2015	2014
Net income (loss) including noncontrolling interests	$1	$(24)
Depreciation and amortization	17	22
EBITDA	18	(2)
Industry trends

North American demand for uncoated mechanical papers dropped by 8% in the first quarter. Demand for supercalender grades was down by 4%; supercalender grades represent about 20% of our specialty shipments after the recent closure of our Laurentide, Québec, paper mill. Total standard grades fell by 9%, but industry shipments of super-brights and high-brights, which together represent another 35% of our total specialty paper shipments, were down only 2%. The industry shipment-to-capacity ratio was 88% for the quarter, down by 1% compared to the same period last year.
Demand for coated mechanical grades was down by 3% in the quarter compared to the first quarter of 2014, but the shipment-to-capacity ratio was 99% in the quarter, compared to the much lower operating rates of 2014.
Three months ended March 31, 2015 vs. March 31, 2014
Operating income (loss) variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING INCOME (LOSS) VARIANCE

(24)
(27)
2
(4)
21
15
10
2
5
1
1
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q1'14 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'15 OPERATING INCOME

Sales
Specialty paper sales decreased by $29 million, or 10%, to $272 million, mostly as a result of a 38,000 short ton (34,500 metric tons) reduction in volume with the closure of our Laurentide paper mill in the fourth quarter of 2014.
We recorded 10,000 short tons (9,100 metric tons) of downtime in the first quarter, compared to 87,000 short tons (78,900 metric tons) in the comparable period. That period included 56,000 short tons (50,800 metric tons) of downtime associated with the idled paper machines at Catawba, South Carolina, and Fort Frances, Ontario, both of which have since been permanently closed and are no longer recorded as downtime. The first quarter of 2014 also included 17,000 short tons (15,400 metric tons) of downtime due to lost production associated with the abnormally cold weather of 2014.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $46 million in the period. After removing the effects of the weaker Canadian dollar and lower volume, our manufacturing costs fell by $15 million, reflecting:

•	the abnormally cold winter of 2014 ($11 million), which included a significant increase in steam costs, particularly at our U.S. Southeast mills;

•	the effect of asset optimization initiatives ($7 million), including the closure of our Laurentide and Fort Frances paper mills; and

•	lower natural gas pricing ($4 million);
offset by:

•	higher power prices ($4 million); and

•	the increase in pension and OPEB expenses ($3 million).
Distribution costs
Distribution costs were essentially unchanged after removing the effect of the lower volume, as a result of the favorable comparison to the weather-related increases in freight and warehousing costs incurred in the first quarter of 2014, and the unfavorable effect of an increase in the average length of haul.
Depreciation and amortization
The lower depreciation and amortization reflects the closure of a machine at our Catawba mill and the permanent closure of the Laurentide mill.

MARKET PULP
Highlights

	Three Months Ended March 31,
(unaudited, in millions, except where otherwise stated)	2015	2014
Sales	$218	$234
Operating income (1)	10	8
EBITDA (2)	24	21
(in thousands of metric tons)
Shipments	328	335
Downtime	26	14
Inventory at end of period	102	100

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(unaudited, in millions)	2015	2014
Net income including noncontrolling interests	$10	$8
Depreciation and amortization	14	13
EBITDA	24	21
Industry trends
Through the first quarter, world demand for chemical pulp grew by 6% compared to the same period in 2014, including an increase of 2% in North America, 3% in Western Europe, 11% in China and 12% in Latin America. Demand for northern softwood was down by 1% and southern softwood was down by 3%. World demand for hardwood pulp rose by 13% in the quarter, with significant increases in China (22%), Western Europe (7%), and North America (6%). These demand increases were almost entirely for eucalyptus grades, the supply of which has grown with the recent significant expansions of Latin

American capacity. Total shipments of northern and southern hardwood were up 2% worldwide, but down 5% in North America.
Three months ended March 31, 2015 vs. March 31, 2014
Operating income variance analysis

MARKET PULP
(unaudited, in $ millions)

8
(6)
(10)
3
14
2
1
(1)
(1)
10
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q1'14 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'15 OPERATING INCOME

Sales
Sales were $16 million lower, or 7%, to $218 million, reflecting a $30 per metric ton drop in the average transaction price as a result of lower market prices for softwood and hardwood grades, and a 7,000 metric tons decrease in shipments. Shipments did not improve following the effects of weather-related production disruptions and distribution constraints in the first quarter of 2014. The lower shipments in the segment, which has been under pressure from ongoing misinformation campaigns by certain environmental activist groups, also reflect lower demand for recycled grades and unscheduled outages at certain mills.
We recorded 12,000 metric tons of additional downtime in the period compared to the year-ago period as a result of production slowback in recycled bleached kraft.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $19 million in the period; manufacturing costs improved by $14 million even after removing the effects of the lower volume and weaker Canadian dollar. This reflects the favorable effect of:

•	the abnormally cold winter of 2014 ($8 million), including higher steam costs and wood prices in the U.S. Southeast; and

•	lower maintenance costs ($4 million).

WOOD PRODUCTS
Highlights

	Three Months Ended March 31,
(unaudited, in millions, except where otherwise stated)	2015	2014
Sales	$139	$135
Operating income (1)	5	12
EBITDA (2)	13	20
(in millions of board feet)
Shipments (3)	393	353
Downtime	4	23
Inventory at end of period (3)	133	176

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended March 31,
(unaudited, in millions)	2015	2014
Net income including noncontrolling interests	$5	$12
Depreciation and amortization	8	8
EBITDA	13	20
Industry trends
Average U.S. housing starts were below 1 million on a seasonally-adjusted basis in the first quarter. Actual starts were 4% higher than the same quarter last year.

Three months ended March 31, 2015 vs. March 31, 2014
Operating income variance analysis

WOOD PRODUCTS
(unaudited, in $ millions)

12
15
(11)
(8)
(4)
4
(1)
(1)
(1)
5
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q1'14 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'15 OPERATING INCOME

Sales
Sales were $4 million higher, or 3%, to $139 million, reflecting a 40 million board feet increase in shipments, offset in part by a $29 per thousand board feet drop in average transaction price, or 8%, as a result of lower market prices. The increase in shipments reflects our capacity enhancement initiatives, including an additional shift at our recently refurbished Comtois, Québec, sawmill and the start-up of our Thunder Bay, Ontario, wood pellet facility in the fourth quarter of 2014.
The finished goods inventory was lower compared to the year-ago period, which was significantly affected by the distribution constraints related to the abnormally cold winter of 2014.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effect of higher volume and the favorable effect of the weaker Canadian dollar, manufacturing costs increased by $4 million, mostly because of higher log costs in the province of Québec and an increase in fiber usage.

CORPORATE AND OTHER
Highlights

	Three Months Ended March 31,
(unaudited, in millions)	2015	2014
Cost of sales, excluding depreciation, amortization and distribution costs	$(9)	$(1)
Depreciation and amortization	(2)	(1)
Selling, general and administrative expenses	(8)	(2)
Closure costs, impairment and other related charges	(6)	(10)
Operating loss	$(25)	$(14)
Interest expense	(12)	(12)
Other income (expense), net	5	(13)
Income tax (provision) benefit	(10)	8
Net loss including noncontrolling interests	$(42)	$(31)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(unaudited, in millions)	2015	2014
Net loss including noncontrolling interests	$(42)	$(31)
Interest expense	12	12
Income tax provision (benefit)	10	(8)
Depreciation and amortization	2	1
EBITDA	$(18)	$(26)
Foreign exchange translation (gain) loss	(2)	14
Closure costs, impairment and other related charges	6	10
Inventory write-downs related to closures	1	1
Start-up costs	1	—
Other income, net	(3)	(1)
Adjusted EBITDA	$(15)	$(2)
Three months ended March 31, 2015 vs. March 31, 2014
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $9 million in the period, compared to $1 million in the year-ago period. The current period includes asset preservation costs and pension and OPEB expenses related to employees of closed mills ($7 million), start-up costs with the construction of our Atikokan, Ontario, sawmill ($1 million) and write-downs of mill stores and other supplies as a result of the permanent closure of a paper machine at Clermont, Québec ($1 million).
Selling, general and administrative expenses
The SG&A allocated to “corporate and other” were $6 million greater in this year’s period, primarily because of higher project costs and a change in the forfeiture rate assumptions for our equity-based awards.

Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $6 million in the quarter, compared to $10 million in the year-ago period. The current period includes $4 million of idling and cleaning costs at our permanently closed Iroquois Falls mill and $2 million of accelerated depreciation for a paper machine permanently closed at Clermont.
Last year’s amount included $6 million of idling and cleaning costs at our permanently closed Fort Frances mill, as well as $3 million of accelerated depreciation for a paper machine permanently closed at Iroquois Falls.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our senior secured asset-based revolving credit facility, or “ABL credit facility”, to fund our operations, make pension contributions and finance our working capital and capital expenditures. As of March 31, 2015, we had cash and cash equivalents of $324 million and availability of $464 million under the ABL credit facility.
In our view, we have sufficient financial resources available to finance our business plan, meet working capital requirements and maintain an appropriate level of capital spending.
Flow of Funds
Summary of cash flows

	Three Months Ended March 31,
(unaudited, in millions)	2015	2014
Net cash provided by (used in) operating activities	$29	$(41)
Net cash used in investing activities	(40)	(34)
Net cash used in financing activities	—	(1)
Effect of exchange rate changes on cash and cash equivalents	(2)	(6)
Net decrease in cash and cash equivalents	$(13)	$(82)
Three months ended March 31, 2015 vs. March 31, 2014
Cash provided by (used in) operating activities
We generated $29 million of cash from operating activities in the first three months of the year, compared to cash used of $41 million in the year-ago period. The increase is due to a narrower operating loss, the effect of the weaker Canadian dollar on overall pension contributions and the timing of U.S. pension contributions, as well as a smaller increase in working capital, mainly due to a reduction in finished goods inventory.
Cash used in investing activities
Investing activities consisted of cash invested in fixed assets, up $6 million against the year-ago period, which reflects investments in strategic projects such as the construction of our new sawmill in Atikokan and the upgrade to the Calhoun pulp mill to install a continuous digester and other wood chip processing equipment.

RESOLUTE FOREST PRODUCTS INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2014 Annual Report. Except as otherwise provided hereafter, there have been no material changes in our exposure to market risk as previously disclosed in our 2014 Annual Report. Based on revised assumptions and operating projections for 2015, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $16 million, and vice versa.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of March 31, 2015. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
(b) Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information on our legal proceedings is presented under Part I, Item 3, “Legal Proceedings,” in our 2014 Annual Report. There have been no material changes to the legal proceedings described in the 2014 Annual Report.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors” in our 2014 Annual Report, which could materially affect our business, financial condition or future results. The risks described in this report and in our 2014 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results. There have been no material changes to the risk factors previously disclosed in our 2014 Annual Report.

RESOLUTE FOREST PRODUCTS INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

†10.1*	2015 Resolute Forest Products Inc. Short-Term Incentive Plan.

†10.2*	2015 Resolute Forest Products Inc. Short-Term Incentive Plan - US.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.
†	This is a management contract or compensatory plan or arrangement.
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
Silvana Travaglini
Vice President and Chief Accounting Officer
Date: May 11, 2015

RESOLUTE FOREST PRODUCTS INC.

EXHIBIT INDEX

Exhibit No.	Description

†10.1*	2015 Resolute Forest Products Inc. Short-Term Incentive Plan.

†10.2*	2015 Resolute Forest Products Inc. Short-Term Incentive Plan - US.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.
†	This is a management contract or compensatory plan or arrangement.
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