Form 10-Q
period 2015-06-30
Resolute Forest Products Inc.
filed 2015-08-10
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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
Yes ☑    No ☐
As of July 31, 2015, there were 91,306,132 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$926	$1,091	$1,846	$2,107
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	692	812	1,410	1,633
Depreciation and amortization	60	62	117	124
Distribution costs	118	134	231	254
Selling, general and administrative expenses	40	41	81	77
Closure costs, impairment and other related charges	—	52	6	62
Net gain on disposition of assets	—	(2)	—	(2)
Operating income (loss)	16	(8)	1	(41)
Interest expense	(11)	(11)	(23)	(23)
Other income, net	1	20	6	7
Income (loss) before income taxes	6	1	(16)	(57)
Income tax (provision) benefit	(10)	(1)	(20)	7
Net loss including noncontrolling interests	(4)	—	(36)	(50)
Net income attributable to noncontrolling interests	—	(2)	(1)	(2)
Net loss attributable to Resolute Forest Products Inc.	$(4)	$(2)	$(37)	$(52)
Net loss per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.04)	$(0.02)	$(0.39)	$(0.55)
Diluted	(0.04)	(0.02)	(0.39)	(0.55)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	94.1	94.6	94.5	94.6
Diluted	94.1	94.6	94.5	94.6
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss including noncontrolling interests	$(4)	$—	$(36)	$(50)
Other comprehensive (loss) income:
Unamortized prior service credits:
Change in unamortized prior service credits	(3)	45	(8)	86
Income tax provision	—	(17)	—	(34)
Change in unamortized prior service credits, net of tax	(3)	28	(8)	52
Unamortized actuarial losses:
Change in unamortized actuarial losses	19	(4)	40	(4)
Income tax (provision) benefit	(4)	2	(9)	3
Change in unamortized actuarial losses, net of tax	15	(2)	31	(1)
Foreign currency translation	(1)	1	(2)	—
Other comprehensive income, net of tax	11	27	21	51
Comprehensive income (loss) including noncontrolling interests	7	27	(15)	1
Comprehensive income attributable to noncontrolling interests	—	(2)	(1)	(2)
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$7	$25	$(16)	$(1)
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amount)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$303	$337
Accounts receivable, net:
Trade	416	449
Other	69	90
Inventories, net	537	542
Deferred income tax assets	65	70
Other current assets	65	46
Total current assets	1,455	1,534
Fixed assets, net	1,944	1,985
Amortizable intangible assets, net	61	62
Deferred income tax assets	1,103	1,219
Other assets	126	121
Total assets	$4,689	$4,921

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$471	$518
Current portion of long-term debt	1	1
Total current liabilities	472	519
Long-term debt, net of current portion	596	596
Pension and other postretirement benefit obligations	1,474	1,616
Deferred income tax liabilities	3	3
Other liabilities	71	70
Total liabilities	2,616	2,804
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.3 shares issued and 91.6 shares outstanding as of June 30, 2015; 117.3 shares issued and 94.8 shares outstanding as of December 31, 2014	—	—
Additional paid-in capital	3,762	3,754
Deficit	(906)	(869)
Accumulated other comprehensive loss	(697)	(718)
Treasury stock at cost, 25.7 shares and 22.5 shares as of June 30, 2015 and December 31, 2014, respectively	(98)	(61)
Total Resolute Forest Products Inc. shareholders’ equity	2,061	2,106
Noncontrolling interests	12	11
Total equity	2,073	2,117
Total liabilities and equity	$4,689	$4,921
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Six Months Ended June 30, 2015
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2014	$—	$3,754	$(869)	$(718)	$(61)	$11	$2,117
Share-based compensation costs for equity-classified awards	—	8	—	—	—	—	8
Net (loss) income	—	—	(37)	—	—	1	(36)
Purchases of treasury stock (3.2 shares) (Note 11)	—	—	—	—	(37)	—	(37)
Other comprehensive income, net of tax	—	—	—	21	—	—	21
Balance as of June 30, 2015	$—	$3,762	$(906)	$(697)	$(98)	$12	$2,073

	Six Months Ended June 30, 2014
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2013	$—	$3,751	$(592)	$(271)	$(61)	$12	$2,839
Share-based compensation costs for equity-classified awards	—	2	—	—	—	—	2
Net (loss) income	—	—	(52)	—	—	2	(50)
Stock options exercised and stock unit awards vested (0.1 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	51	—	—	51
Balance as of June 30, 2014	$—	$3,753	$(644)	$(220)	$(61)	$14	$2,842
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss including noncontrolling interests	$(36)	$(50)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	8	2
Depreciation and amortization	117	124
Closure costs, impairment and other related charges	—	54
Inventory write-downs related to closures	1	4
Deferred income taxes	23	(8)
Net pension contributions and other postretirement benefit payments	(27)	(74)
Net gain on disposition of assets	—	(2)
Loss on translation of foreign currency denominated deferred income taxes	89	6
Gain on translation of foreign currency denominated pension and other postretirement benefit obligations	(84)	(6)
Net planned major maintenance payments	(15)	(6)
Changes in working capital:
Accounts receivable	53	36
Inventories	3	(55)
Other current assets	(6)	(9)
Accounts payable and accrued liabilities	(41)	5
Other, net	5	1
Net cash provided by operating activities	90	22
Cash flows from investing activities:
Cash invested in fixed assets	(79)	(82)
Disposition of assets	—	2
Decrease in restricted cash	—	1
Increase in deposit requirements for letters of credit, net	(4)	(1)
Net cash used in investing activities	(83)	(80)
Cash flows from financing activities:
Payments of debt	—	(1)
Payments of financing and credit facility fees	(3)	(1)
Purchases of treasury stock	(37)	—
Net cash used in financing activities	(40)	(2)
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Net decrease in cash and cash equivalents	(34)	(59)
Cash and cash equivalents:
Beginning of period	337	322
End of period	$303	$263
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
Financial statements
Our interim consolidated financial statements are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim consolidated financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.
New accounting pronouncements
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which affects the variable interest entity and voting entity consolidation models for all companies. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015. We are evaluating the impact of this update on our results of operations or financial position.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015. The adoption of this accounting guidance will not materially impact our financial position.
In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted as of the beginning of an interim or annual reporting period. The adoption of this accounting guidance will not materially impact our financial position.
In July 2015, the FASB approved a one-year deferral of ASU 2014-09, “Revenue from Contracts with Customers,” deferring the effective date to fiscal years beginning after December 15, 2017. Early adoption is permitted for financial statements issued for fiscal years beginning after December 15, 2016. We are evaluating the impact of this update on our results of operations or financial position.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires that inventory within the scope of this update, including inventory stated at average cost, be measured at the lower of cost and net realizable value. This update is effective for financial statements issued for fiscal years beginning after December 15, 2016, with early adoption permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of this update on our results of operations or financial position.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 2. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the three and six months ended June 30, 2015, were comprised of the following:

(Unaudited, in millions)	Accelerated Depreciation	Severance and Other Costs	Total
Permanent closures:
Paper mill in Iroquois Falls, Ontario
Second quarter	$—	$1	$1
First six months	—	5	5
Paper machine in Clermont, Québec
Second quarter	—	—	—
First six months	2	—	2
Other
Second quarter	—	(1)	(1)
First six months	—	(1)	(1)
Total
Second quarter	$—	$—	$—
First six months	2	4	6
Closure costs, impairment and other related charges for the three and six months ended June 30, 2014, were comprised of the following:

(Unaudited, in millions)	Impairment of Assets	Accelerated Depreciation	Severance and Other Costs	Total
Permanent closures:
Paper machine in Catawba, South Carolina
Second quarter	$—	$45	$—	$45
First six months	—	45	1	46
Pulp and paper mill in Fort Frances, Ontario
Second quarter	—	—	2	2
First six months	—	—	8	8
Paper machine in Iroquois Falls
Second quarter	—	—	—	—
First six months	—	3	—	3
Other			—
Second quarter	5	—	—	5
First six months	6	—	(1)	5
Total
Second quarter	$5	$45	$2	$52
First six months	6	48	8	62

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 3. Other Income, Net
Other income, net for the three and six months ended June 30, 2015 and 2014, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2015	2014	2015	2014
Foreign exchange gain	$1	$17	$3	$3
Miscellaneous income	—	3	3	4
	$1	$20	$6	$7
Note 4. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the six months ended June 30, 2015, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2014	$94	$(812)	$—	$(718)
Other comprehensive loss before reclassifications	—	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive loss (1)	(8)	31	—	23
Net current period other comprehensive (loss) income	(8)	31	(2)	21
Balance as of June 30, 2015	$86	$(781)	$(2)	$(697)

(1)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2015, were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(8)	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	—	Income tax (provision) benefit
	$(8)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$40	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	(9)	Income tax (provision) benefit
	$31	Net of tax
Total Reclassifications	$23	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and other postretirement benefit (“OPEB”) plans summarized in Note 8, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Net Loss Per Share
The weighted-average number of stock options and equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) outstanding for the three and six months ended June 30, 2015 and 2014, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2015	2014	2015	2014
Stock options	1.5	1.8	1.6	1.8
Stock unit awards	1.2	1.0	1.2	1.0
These stock options and stock unit awards were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive for all periods presented.
Note 6. Inventories, Net
Inventories, net as of June 30, 2015 and December 31, 2014, were comprised of the following:

(Unaudited, in millions)	June 30, 2015	December 31, 2014
Raw materials and work in process	$144	$160
Finished goods	195	192
Mill stores and other supplies	198	190
	$537	$542
Note 7. Long-Term Debt
Overview
Long-term debt, including current portion, as of June 30, 2015 and December 31, 2014, was comprised of the following:

(Unaudited, in millions)	June 30, 2015	December 31, 2014
5.875% senior notes due 2023:
Principal amount	$600	$600
Unamortized discount	(5)	(5)
Total senior notes due 2023	595	595
Capital lease obligation	2	2
Total debt	597	597
Less: Current portion of long-term debt	(1)	(1)
Long-term debt, net of current portion	$596	$596
5.875% senior notes due 2023
We issued $600 million in aggregate principal amount of 5.875% senior notes due 2023 (the “2023 Notes”) on May 8, 2013. Interest on the notes is payable semi-annually on May 15 and November 15, until their maturity date of May 15, 2023. The fair value of the 2023 Notes was $536 million and $571 million as of June 30, 2015 and December 31, 2014, respectively, and was determined by reference to over-the-counter prices (Level 1).
ABL Credit Facility
On May 22, 2015, we entered into a new five-year credit agreement for a senior secured asset-based revolving credit facility (the “ABL Credit Facility”), with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. This facility replaces our previous $665 million senior secured asset-based revolving credit facility, originally dated as of December 9, 2010. The ABL Credit Facility will mature on May 22, 2020.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

The aggregate lender commitment under the facility includes a $60 million swingline sub-facility and a $200 million letter of credit sub-facility, and we may convert up to $50 million of the commitments under the facility to a first-in last-out facility (“FILO Facility”), subject to the consent of each converting lender. The ABL Credit Facility also provides for an uncommitted ability to increase the revolving credit facility by up to $500 million, subject to certain terms and conditions set forth in the agreement.
Revolving loan (and letter of credit) availability under the credit agreement is subject to a borrowing base, which at any time is equal to the sum of (i) 85% of eligible accounts receivable (or 90% with respect to certain insured or letter of credit backed accounts or with accounts owed by investment grade obligors), plus (ii) the lesser of (A) 70% of the lesser of the cost or market value of eligible inventory or (B) 85% of the net orderly liquidation value of eligible inventory, plus (iii) 100% of the value of eligible cash and 95% of the value of permitted investments held in deposit accounts controlled solely by the administrative and collateral agent (the “agent”). The FILO Facility will be subject to a borrowing base, which at any time will be equal to (i) 5% of the eligible accounts receivable, plus (ii) 10% of the appraised net orderly value of the eligible inventory (subject to reduction to 5% over the term of the facility). Each borrowing base described above is subject to customary reserves and eligibility criteria, in the exercise of the agent’s reasonable discretion.
The obligations under the credit agreement are guaranteed by certain material subsidiaries of the Company and are secured by first priority liens on and security interests in accounts receivable, inventory and related assets.
Borrowings under the credit agreement bear interest at a rate equal to the base rate, the London Interbank Offered Rate (“LIBOR”), or the Canadian banker’s acceptance (“BA”) rate, in each case plus an applicable margin. The applicable margin is between 0.00% and 0.75% with respect to base rate borrowings and between 1.00% and 1.75% with respect to LIBOR and Canadian BA borrowings, in each case based on availability under the credit facility and a leverage ratio.
Loans outstanding under the FILO Facility bear interest at a rate that is 1.25% per annum higher than the interest rate payable on revolving loans not made under the FILO Facility.
In addition to paying interest on outstanding principal under the credit agreement, we are required to pay fees of up to 0.30% in respect of unutilized commitments, as well as a fee in respect of outstanding letters of credit (equal to the applicable margin in respect of LIBOR and Canadian BA borrowings plus a fronting fee of 0.125% and certain administrative fees).
The Company is able to voluntarily repay outstanding loans and reduce unused commitments, in each case, in whole or in part, at any time without premium or penalty. However, no loans under the FILO Facility can be repaid unless all other loans under the credit agreement are repaid first. We are required to repay outstanding loans that exceed the maximum availability then in effect.
The credit agreement contains customary covenants for asset-based credit agreements of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence and repayment of indebtedness by the Company and its subsidiaries; (iii) restrictions on the existence or incurrence of liens by the Company and its subsidiaries; (iv) restrictions on the Company and certain of its subsidiaries making certain restricted payments; (v) restrictions on the Company and certain of its subsidiaries making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on transactions with affiliates; (viii) restrictions on amendments or modifications to the Canadian pension and benefit plans; (ix) restrictions on modifications to material indebtedness; and (x) a springing requirement for the Company to maintain a minimum consolidated fixed charge coverage ratio, as determined under the credit agreement, of 1.0:1.0, anytime availability under the facility falls below the greater of $50 million or 10% of the maximum available borrowing amount for two consecutive business days. Subject to customary grace periods and notice requirements, the credit agreement also contains certain customary events of default.
As of June 30, 2015, we had no borrowings and $36 million of letters of credit outstanding under the ABL Credit Facility. As of June 30, 2015, we had $468 million of availability under the ABL Credit Facility.
Capital lease obligation
We have a capital lease obligation for a warehouse, which can be renewed for 20 years at our option. Minimum payments are determined by an escalatory price clause.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 8. Employee Benefit Plans
Pension and OPEB plans
The components of net periodic benefit cost relating to our pension and OPEB plans for the three and six months ended June 30, 2015 and 2014, were as follows:
Pension Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2015	2014	2015	2014
Service cost	$6	$7	$12	$14
Interest cost	58	69	116	138
Expected return on plan assets	(67)	(76)	(134)	(151)
Amortization of actuarial losses	20	2	42	3
Amortization of prior service credits	—	(1)	(1)	(1)
	$17	$1	$35	$3
OPEB Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2015	2014	2015	2014
Service cost	$—	$—	$—	$1
Interest cost	2	3	4	6
Amortization of actuarial gains	(1)	(1)	(2)	(2)
Amortization of prior service credits	(3)	(2)	(7)	(4)
	$(2)	$—	$(5)	$1
Defined contribution plans
Our expense for the defined contribution plans totaled $4 million and $5 million for the three months ended June 30, 2015 and 2014, respectively, and $10 million and $11 million for the six months ended June 30, 2015 and 2014, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 9. Income Taxes
The income tax (provision) benefit attributable to income (loss) before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three and six months ended June 30, 2015 and 2014, as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2015	2014	2015	2014
Income (loss) before income taxes	$6	$1	$(16)	$(57)
Income tax (provision) benefit:
Expected income tax (provision) benefit	(2)	—	6	20
Changes resulting from:
Valuation allowance (1)	(8)	(12)	(27)	(20)
Foreign exchange	(2)	4	(7)	(2)
State income taxes and foreign tax rate differences	2	9	5	11
Other, net	—	(2)	3	(2)
	$(10)	$(1)	$(20)	$7

(1)
We recorded a net increase in our valuation allowance of $8 million and $12 million for the three months ended June 30, 2015 and 2014, respectively, and $27 million and $20 million for the six months ended June 30, 2015 and 2014, respectively, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets.

Note 10. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial disputes, taxes, environmental issues, activists damages, employment and workers’ compensation claims, Aboriginal claims and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of June 30, 2015, will not have a material adverse effect on our consolidated financial statements.
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (“Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Québec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($11 million, based on the exchange rate in effect on June 30, 2015) for the eventual payment of those claims.
On June 12, 2012, we filed a motion for directives with the Québec Superior Court in Canada, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada), from which our predecessor entity and all but one of its affiliates emerged in 2010, seeking an order to prevent pension regulators in each of Québec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the creditor protection proceedings. These plans are subject to the funding relief regulations described in Note 14, “Pension and Other Postretirement Benefit Plans - Canadian pension funding,” to our consolidated financial statements for the year ended December 31, 2014 and we contend, among other things, that any such declaration, if issued, would be inconsistent with the Québec Superior Court in Canada’s sanction order

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

confirming the plan of reorganization and the terms of our emergence from the creditor protection proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($120 million based on the exchange rate in effect on June 30, 2015), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.
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
We have recorded $14 million and $18 million of environmental liabilities as of June 30, 2015 and December 31, 2014, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We have also recorded $24 million and $22 million of asset retirement obligations as of June 30, 2015 and December 31, 2014, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
Other matters
On October 30, 2014, we received a notice from the Ministry of Natural Resources and Forestry of Ontario (the “MNRF”) directing us to repay a conditional incentive of Cdn $23 million ($18 million based on the exchange rate in effect on June 30, 2015) offered in 2007 toward the construction of an electricity-producing turbine, should we fail to restart our Fort Frances pulp and paper mill or otherwise implement an alternative remedy that is acceptable to the MNRF. Several extensions to implement an alternative remedy have been granted to us by the MNRF, with the latest remedy date being October 31, 2015. We announced the permanent closure of the mill in the second quarter of 2014 and have been exploring a number of opportunities for the mill. We are not presently able to determine the outcome of this process, but we currently believe that we could reach an acceptable outcome for the MNRF within the time limit prescribed. Accordingly, we have recorded no contingent liability in respect of this notice in our Consolidated Balance Sheet as of June 30, 2015.
Note 11. Share Capital
On May 28, 2015, our board of directors authorized a $50 million increase to our existing $100 million share repurchase program, which was launched in May of 2012. As of December 31, 2014, we had repurchased 5.6 million shares, at a cost of $67 million. During the three and six months ended June 30, 2015, we repurchased 3.2 million shares, at a cost of $37 million. There remains $46 million under the program.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 12. Segment Information
We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our principal product lines: newsprint, specialty papers, market pulp and wood products.
None of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, net gain on disposition of assets, certain components of pension and OPEB costs and credits as well as other discretionary charges or credits are not allocated to our segments. We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all selling, general and administrative expenses, excluding certain discretionary charges and credits, are allocated to our segments.
In the second quarter of 2015, we changed our presentation of segment operating income to reallocate certain components of pension and OPEB costs, which consist of interest cost, expected return on plan assets and amortization of actuarial losses and gains, from the reportable segments to “corporate and other” in the segment presentation of operating income. Current service costs and amortization of prior service credits will continue to be allocated to the reportable segments. This approach is consistent with the indicators management uses internally to evaluate performance, including those used by the chief operating decision maker. Prior period amounts have been reclassified to conform to the 2015 presentation.
Information about certain segment data for the three and six months ended June 30, 2015 and 2014, was as follows:

(Unaudited, in millions)	Newsprint	Specialty Papers	Market Pulp (1)	Wood Products	Segment Total	Corporate and Other	Total
Sales
Second quarter 2015	$289	$272	$231	$134	$926	$—	$926
Second quarter 2014	364	325	241	161	1,091	—	1,091
First six months 2015	580	544	449	273	1,846	—	1,846
First six months 2014	710	626	475	296	2,107	—	2,107
Depreciation and amortization
Second quarter 2015	$16	$19	$12	$9	$56	$4	$60
Second quarter 2014	17	22	13	8	60	2	62
First six months 2015	32	36	26	17	111	6	117
First six months 2014	35	44	26	16	121	3	124
Operating income (loss)
Second quarter 2015	$3	$17	$26	$(4)	$42	$(26)	$16
Second quarter 2014	17	(4)	24	15	52	(60)	(8)
First six months 2015	—	22	37	1	60	(59)	1
First six months 2014	1	(29)	31	27	30	(71)	(41)

(1)
Market pulp sales excluded inter-segment sales of $5 million and $7 million for the three months ended June 30, 2015 and 2014, respectively, and $8 million and $10 million for the six months ended June 30, 2015 and 2014, respectively.

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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, the Balance Sheets as of June 30, 2015 and December 31, 2014, and the Statements of Cash Flows for the six months ended June 30, 2015 and 2014 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2015
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$747	$559	$(380)	$926
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	676	397	(381)	692
Depreciation and amortization	—	23	37	—	60
Distribution costs	—	41	76	1	118
Selling, general and administrative expenses	3	14	23	—	40
Operating (loss) income	(3)	(7)	26	—	16
Interest expense	(18)	(1)	(2)	10	(11)
Other income, net	—	9	2	(10)	1
Parent’s equity in income of subsidiaries	17	—	—	(17)	—
(Loss) income before income taxes	(4)	1	26	(17)	6
Income tax provision	—	—	(10)	—	(10)
Net (loss) income including noncontrolling interests	(4)	1	16	(17)	(4)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to Resolute Forest Products Inc.	$(4)	$1	$16	$(17)	$(4)
Comprehensive income attributable to Resolute Forest Products Inc.	$7	$1	$27	$(28)	$7

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Six Months Ended June 30, 2015
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$1,498	$1,140	$(792)	$1,846
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	1,380	821	(791)	1,410
Depreciation and amortization	—	46	71	—	117
Distribution costs	—	82	149	—	231
Selling, general and administrative expenses	6	26	49	—	81
Closure costs, impairment and other related charges	—	—	6	—	6
Operating (loss) income	(6)	(36)	44	(1)	1
Interest expense	(36)	(2)	(4)	19	(23)
Other (expense) income, net	(1)	21	5	(19)	6
Parent’s equity in income of subsidiaries	6	—	—	(6)	—
(Loss) income before income taxes	(37)	(17)	45	(7)	(16)
Income tax benefit (provision)	—	4	(24)	—	(20)
Net (loss) income including noncontrolling interests	(37)	(13)	21	(7)	(36)
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net (loss) income attributable to Resolute Forest Products Inc.	$(37)	$(13)	$20	$(7)	$(37)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(16)	$(13)	$41	$(28)	$(16)

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2015
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$261	$42	$—	$303
Accounts receivable, net	—	348	137	—	485
Accounts receivable from affiliates	3	406	176	(585)	—
Inventories, net	—	252	295	(10)	537
Deferred income tax assets	—	—	65	—	65
Advance and interest receivable from parent	—	40	—	(40)	—
Notes receivable from affiliates	—	324	—	(324)	—
Other current assets	—	33	32	—	65
Total current assets	3	1,664	747	(959)	1,455
Fixed assets, net	—	732	1,212	—	1,944
Amortizable intangible assets, net	—	—	61	—	61
Deferred income tax assets	—	—	1,101	2	1,103
Notes receivable from parent	—	690	—	(690)	—
Investments in consolidated subsidiaries and affiliates	4,123	2,028	—	(6,151)	—
Other assets	7	52	67	—	126
Total assets	$4,133	$5,166	$3,188	$(7,798)	$4,689
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$5	$194	$272	$—	$471
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	406	176	3	(585)	—
Advance and interest payable to subsidiaries	40	—	—	(40)	—
Notes payable to affiliate	—	—	324	(324)	—
Total current liabilities	451	371	599	(949)	472
Long-term debt, net of current portion	595	1	—	—	596
Notes payable to subsidiaries	690	—	—	(690)	—
Pension and other postretirement benefit obligations	—	408	1,066	—	1,474
Deferred income tax liabilities	—	—	3	—	3
Other liabilities	1	30	40	—	71
Total liabilities	1,737	810	1,708	(1,639)	2,616
Total equity	2,396	4,356	1,480	(6,159)	2,073
Total liabilities and equity	$4,133	$5,166	$3,188	$(7,798)	$4,689

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$257	$80	$—	$337
Accounts receivable, net	—	383	156	—	539
Accounts receivable from affiliates	—	384	95	(479)	—
Inventories, net	—	251	300	(9)	542
Deferred income tax assets	—	—	70	—	70
Note and interest receivable from parent	—	287	—	(287)	—
Notes receivable from affiliates	—	318	—	(318)	—
Other current assets	—	20	26	—	46
Total current assets	—	1,900	727	(1,093)	1,534
Fixed assets, net	—	742	1,243	—	1,985
Amortizable intangible assets, net	—	—	62	—	62
Deferred income tax assets	—	—	1,217	2	1,219
Note receivable from parent	—	388	—	(388)	—
Investments in consolidated subsidiaries and affiliates	4,096	2,020	—	(6,116)	—
Other assets	7	49	65	—	121
Total assets	$4,103	$5,099	$3,314	$(7,595)	$4,921
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$5	$193	$320	$—	$518
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	386	93	—	(479)	—
Note and interest payable to subsidiary	287	—	—	(287)	—
Notes payable to affiliate	—	—	318	(318)	—
Total current liabilities	678	287	638	(1,084)	519
Long-term debt, net of current portion	595	1	—	—	596
Note payable to subsidiary	388	—	—	(388)	—
Pension and other postretirement benefit obligations	—	414	1,202	—	1,616
Deferred income tax liabilities	—	—	3	—	3
Other liabilities	1	29	40	—	70
Total liabilities	1,662	731	1,883	(1,472)	2,804
Total equity	2,441	4,368	1,431	(6,123)	2,117
Total liabilities and equity	$4,103	$5,099	$3,314	$(7,595)	$4,921

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2015
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$80	$10	$—	$90
Cash flows from investing activities:
Cash invested in fixed assets	—	(37)	(42)	—	(79)
Increase in deposit requirements for letters of credit, net	—	—	(4)	—	(4)
Advance to parent	—	(37)	—	37	—
Net cash used in investing activities	—	(74)	(46)	37	(83)
Cash flows from financing activities:
Payments of financing and credit facility fees	—	(2)	(1)	—	(3)
Purchases of treasury stock	(37)	—	—	—	(37)
Advance from subsidiary	37	—	—	(37)	—
Net cash used in financing activities	—	(2)	(1)	(37)	(40)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents	—	4	(38)	—	(34)
Cash and cash equivalents:
Beginning of period	—	257	80	—	337
End of period	$—	$261	$42	$—	$303

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2014
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(70)	$92	$—	$22
Cash flows from investing activities:
Cash invested in fixed assets	—	(38)	(44)	—	(82)
Disposition of assets	—	—	2	—	2
Decrease in restricted cash	—	—	1	—	1
Increase in deposit requirements for letters of credit, net	—	—	(1)	—	(1)
Net cash used in investing activities	—	(38)	(42)	—	(80)
Cash flows from financing activities:
Payments of debt	—	(1)	—	—	(1)
Payments of financing and credit facility fees	—	(1)	—	—	(1)
Net cash used in financing activities	—	(2)	—	—	(2)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Net (decrease) increase in cash and cash equivalents	—	(110)	51	—	(59)
Cash and cash equivalents:
Beginning of period	—	165	157	—	322
End of period	$—	$55	$208	$—	$263

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this quarterly report on Form 10-Q include, but are not limited to, developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; the impact of any additional closure costs and long-lived asset impairment or accelerated depreciation charges; the impact of currency fluctuations on our competitive position, selling prices and manufacturing costs; the impact of global economic conditions; intense competition in the forest products industry and our ability to compete effectively; negative publicity, even if unjustified, which could have a negative impact on our brand and the marketability of our products; the highly cyclical nature of the forest products industry, which could impact the prices of and demand for our products, which could result in small or negative profit margins, lower sales volumes and curtailment or closure of operations; the impact of contributions to our Canadian pension plans, which could be at levels significantly higher than expected; the impact of the terms of our outstanding indebtedness, which could restrict our current and future operations, particularly our ability to respond to changes and take certain actions; our ability to maintain adequate capital resources to provide for all of our capital requirements, which are substantial; any inability to successfully implement our strategies to increase our earnings power; the impact of changes in laws or regulations, including environmental regulations and liabilities and the impact of future regulation of our Canadian softwood lumber exports to the United States; any difficulties in obtaining wood fiber at favorable prices, or at all; the impact of changes in the cost of purchased energy and other raw materials, which could lead to higher manufacturing costs and reduce our margins; the impact of changes in political or economic conditions in Canada, the United States or other countries in which our products are manufactured or sold; physical and financial risks associated with climate change; the impact of any labor disputes; extreme weather conditions or natural or man-made disasters, which could disrupt our supply chain and delivery of our products; cyber security risks; the impact of acquisitions, divestitures or other strategic transactions we may pursue; and the potential risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission, or the “SEC”, on March 2, 2015 (the “2014 Annual Report”).
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

•
Synergistic and diversified asset base - we apply our principles of operational excellence to our synergistic and diversified asset base, one that has evolved with time as we execute our profitable retreat from paper toward more sustainable long-term businesses. Put simply, our optimized paper segments generate significant cash flow, which we use to grow our business for the long-term, including: the tissue manufacturing and converting facility scheduled for ramp-up in 2017; the three pulp mills we acquired in 2012; the capacity enhancement initiatives in wood products; and the continuous pulp digester project at the Calhoun, Tennessee, pulp and paper facility. This synergistic and complementary asset base also offers the fiber management advantage of integration and earnings diversification.

•
Financial strength - we make disciplined capital management a priority; we believe in maintaining a flexible and conservative capital structure. Our financial strength gives us the ability to consider a range of suitable opportunities, and the patience to make sure the valuation is right.

Our Business
For information relating to our business, including our products, strategy, sustainable performance and development, and power generation assets, refer to our 2014 Annual Report.
Second Quarter Overview
In the second quarter of 2015, we changed our presentation of segment operating income to reallocate the net financing and remeasurement components of pension and other postretirement benefit, or “OPEB”, costs from the reportable segments to “corporate and other” in the segment presentation of operating income. We refer to these components, which consist of interest cost, expected return on plan assets and amortization of actuarial losses and gains, as “non-operating pension and OPEB costs or credits.” Current service costs and amortization of prior service credits will continue to be allocated to the reportable segments.
We now also treat non-operating pension and OPEB costs as a special item to be adjusted for purposes of establishing our non-GAAP performance measures, as further described below. We believe that reallocating the non-operating pension and OPEB costs to “corporate and other” and removing them from non-GAAP performance measures better reflects our ongoing operating results and improves their comparability between periods, and will therefore be more useful to investors. This approach is consistent with the indicators management uses internally to evaluate performance, including those used by the chief operating decision maker, and also consistent with a number of industry peers.
Prior period amounts have been reclassified to conform to the 2015 presentation.
Three months ended June 30, 2015 vs. June 30, 2014
Excluding special items, we generated operating income of $29 million in the quarter, compared to $43 million in the second quarter of 2014. Unadjusted for special items, operating income was $16 million, compared to an operating loss of $8 million in the year-ago period. Special items are described below.

Our net income in the quarter, excluding special items, was $7 million, or $0.07 per share, down from net income, excluding special items, of $17 million, or $0.18 per share, in the year-ago period. Unadjusted for special items, our net loss in the quarter was $4 million, or $0.04 per share, compared to $2 million, or $0.02 per share, in the year-ago period.

Three Months Ended June 30, 2015	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$16	$(4)	$(0.04)
Adjustments for special items (1):
Foreign exchange translation gain	—	(1)	(0.01)
Start-up costs	1	1	0.01
Non-operating pension and OPEB costs	12	12	0.12
Income tax effect of special items	—	(1)	(0.01)
GAAP, as adjusted for special items	$29	$7	$0.07

Three Months Ended June 30, 2014	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$(8)	$(2)	$(0.02)
Adjustments for special items (1):
Foreign exchange translation gain	—	(17)	(0.18)
Closure costs, impairment and other related charges	52	52	0.55
Inventory write-downs related to closures	3	3	0.03
Start-up costs	1	1	0.01
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and OPEB credits	(3)	(3)	(0.03)
Other income, net	—	(3)	(0.03)
Income tax effect of special items	—	(12)	(0.13)
GAAP, as adjusted for special items	$43	$17	$0.18

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under generally accepted accounting principles, or “GAAP.” We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our consolidated statements of operations, adjusted for items such as closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, non-operating pension and OPEB costs and credits, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our consolidated statements of operations, adjusted for the same special items applied to operating income (loss), in addition to foreign exchange translation gains and losses, write-down of equity method investment and other income (expense), net. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our ongoing operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

Six months ended June 30, 2015 vs. June 30, 2014
Excluding special items, we generated operating income of $36 million in the first six months of the year, compared to $18 million in the year-ago period. Unadjusted for special items, operating income was $1 million, compared to an operating loss of $41 million in the year-ago period. Special items are described below.
Our net loss in the first half of the year, excluding special items, was $12 million, or $0.13 per share, down from net loss, excluding special items, of $11 million, or $0.12 per share, for the first six months of 2014. Unadjusted for special items, our net loss in the period was $37 million, or $0.39 per share, compared to $52 million, or $0.55 per share, in the year-ago period.

Six Months Ended June 30, 2015	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$1	$(37)	$(0.39)
Adjustments for special items (1):
Foreign exchange translation gain	—	(3)	(0.03)
Closure costs, impairment and other related charges	6	6	0.06
Inventory write-downs related to closures	1	1	0.01
Start-up costs	2	2	0.02
Non-operating pension and OPEB costs	26	26	0.27
Other income, net	—	(3)	(0.03)
Income tax effect of special items	—	(4)	(0.04)
GAAP, as adjusted for special items	$36	$(12)	$(0.13)

Six Months Ended June 30, 2014	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$(41)	$(52)	$(0.55)
Adjustments for special items (1):
Foreign exchange translation gain	—	(3)	(0.03)
Closure costs, impairment and other related charges	62	62	0.66
Inventory write-downs related to closures	4	4	0.04
Start-up costs	1	1	0.01
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and OPEB credits	(6)	(6)	(0.07)
Other income, net	—	(4)	(0.04)
Income tax effect of special items	—	(11)	(0.12)
GAAP, as adjusted for special items	$18	$(11)	$(0.12)

(1)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – Second Quarter Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected Financial Information

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions, except per share amounts and percentages)	2015	2014	2015	2014
Sales	$926	$1,091	$1,846	$2,107
Operating income (loss) per segment:
Newsprint	3	17	—	1
Specialty papers	17	(4)	22	(29)
Market pulp	26	24	37	31
Wood products	(4)	15	1	27
Segment total	42	52	60	30
Corporate and other	(26)	(60)	(59)	(71)
Operating income (loss)	16	(8)	1	(41)
Net loss	(4)	(2)	(37)	(52)
Net loss per common share:
Basic	$(0.04)	$(0.02)	$(0.39)	$(0.55)
Diluted	(0.04)	(0.02)	(0.39)	(0.55)
Adjusted EBITDA (1)	$89	$105	$153	$142
Adjusted EBITDA margin (1)	9.6%	9.6%	8.3%	6.7%

	As of June 30,	As of December 31,
(unaudited, in millions)	2015	2014
Cash and cash equivalents	$303	$337
Total assets	4,689	4,921

(1)
Earnings before interest expense, income taxes, and depreciation and amortization, or “EBITDA”, adjusted EBITDA and adjusted EBITDA margin are not financial measures recognized under GAAP. EBITDA is calculated as net income (loss) including noncontrolling interests from the consolidated statements of operations, adjusted for interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as foreign exchange translation gains and losses, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, non-operating pension and OPEB costs and credits, write-down of equity method investment, and other charges or credits. Adjusted EBITDA margin is adjusted EBITDA expressed as a percentage of sales. We believe that using non-GAAP measures such as EBITDA, adjusted EBITDA and adjusted EBITDA margin is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our ongoing operations and financial performance from period to period. EBITDA, adjusted EBITDA and adjusted EBITDA margin are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions)	2015	2014	2015	2014
Net loss including noncontrolling interests	$(4)	$—	$(36)	$(50)
Interest expense	11	11	23	23
Income tax provision (benefit)	10	1	20	(7)
Depreciation and amortization	60	62	117	124
EBITDA	$77	$74	$124	$90
Foreign exchange translation gain	(1)	(17)	(3)	(3)
Closure costs, impairment and other related charges	—	52	6	62
Inventory write-downs related to closures	—	3	1	4
Start-up costs	1	1	2	1
Net gain on disposition of assets	—	(2)	—	(2)
Non-operating pension and OPEB costs (credits)	12	(3)	26	(6)
Other income, net	—	(3)	(3)	(4)
Adjusted EBITDA	$89	$105	$153	$142
Three months ended June 30, 2015 vs. June 30, 2014
Operating income (loss) income variance analysis

CONSOLIDATED
(unaudited, in $ millions)

(8)
(71)
(88)
(6)
46
32
42
11
5
2
1
52
(2)
16
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q2'14 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Closure costs, impairment and other related charges
Net gain on disposition of assets and other
Q2'15 OPERATING INCOME

Sales
Our sales were $165 million, or 15%, lower than the year-ago period, to $926 million. Including the effect of currency, overall pricing fell by $94 million, reflecting 17% lower average transaction prices for wood products, 11% for newsprint, 9% for market pulp and 2% for specialty papers. Newsprint and specialty paper shipments were also lower due to the impact of our 2014 capacity rationalization initiatives to, among other things, adapt to changing market dynamics.

Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, improved by $120 million in the quarter. After removing the effect of the weaker Canadian dollar - as a significant portion of our production capacity is based in Canada - and the lower overall volume, costs improved by $32 million. Excluding an increase in pension and OPEB expenses, costs were $46 million lower as a result of:

•	better mill efficiencies and productivity, including favorable power and chemical usage ($16 million);

•	the effect of asset optimization initiatives, including closure-related write-down of mill stores and other supplies incurred in the year-ago period and reduced asset preservation costs ($14 million);

•	lower prices for natural gas and chips ($9 million); and

•	lower maintenance costs ($7 million).
The higher pension and OPEB expenses ($14 million) related mainly to the amortization of actuarial losses incurred in 2014. These losses reflect the substantial drop in discount rates and longer life expectancy assumptions in both the U.S. and Canada, which caused the net pension and OPEB liability to increase by $330 million in 2014.
Distribution costs
After removing the effects of lower volume and the weaker Canadian dollar, distribution costs were $3 million lower in the period, primarily due to the weather-related freight and warehousing costs in the second quarter of 2014. Lower fuel surcharges were essentially offset by the unfavorable effect of an increase in the average length of haul and higher freight rates.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “- Segment Earnings - Corporate and Other” below.
Net loss variance analysis
Other income, net
We recorded other income, net, of $1 million in the quarter, compared to $20 million in the year-ago period. This reflects mostly a non-cash foreign exchange gain of $1 million on the translation of Canadian dollar net monetary balances in the current period, compared to $17 million in the year-ago period.
Income taxes
We recorded a $10 million income tax provision this quarter, on income before income taxes of $6 million, compared to an expected income tax provision of $2 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects a net increase in valuation allowances, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets.
We recorded a $1 million income tax provision in the second quarter of 2014, on income before income taxes of $1 million, compared to an expected income tax provision of nil based on the U.S. federal statutory income tax rate of 35%. The difference reflects a net increase in valuation allowances, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, offset by state and foreign tax rate differences and foreign exchange related items.
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

Six months ended June 30, 2015 vs. June 30, 2014
Operating income (loss) variance analysis

CONSOLIDATED

(unaudited, in $ millions)

OPERATING INCOME (LOSS) VARIANCE

(41)
(116)
(130)
(15)
80
71
72
17
6
7
(4)
56
(2)
1
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'14 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Closure costs, impairment and other related charges
Net gain on disposition of assets and other
Q1-Q2'15 OPERATING INCOME

Sales
Sales were $261 million, or 12%, lower than in the year-ago period, to $1,846 million. Despite a 5% increase in shipments of wood products with our various growth initiatives, sales volume decreased by $116 million as a result of lower shipments of specialty papers and newsprint, down by 12% and 9%, respectively. The lower paper shipments reflect the impact of capacity rationalization initiatives we announced in the fourth quarter of 2014. Including the effect of currency, overall pricing fell by $145 million, reflecting a 12% drop in the average transaction price for wood products, 10% for newsprint and 7% for market pulp.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $223 million lower in the period. After removing the effects of the weaker Canadian dollar and the lower overall volume, costs improved by $71 million, reflecting primarily:

•	the abnormally cold winter of 2014 ($40 million);

•	the effect of asset optimization initiatives, including closure-related write-down of mill stores and other supplies incurred last year ($25 million);

•	lower maintenance costs and fewer operational disruptions ($19 million);

•	lower prices for natural gas and chips ($18 million); and

•	higher mill efficiencies and better productivity ($9 million);
partially offset by:

•	higher pension and OPEB expenses ($26 million) relating to the amortization of 2014 actuarial losses;

•	higher power prices ($11 million); and

•	an increase in fiber usage ($7 million), in part due to product mix.
Although this year’s winter was also very cold, the Company mitigated its impact by implementing measures to reduce its exposure to these types of events.

Distribution costs
After removing the effects of lower volume and the weaker Canadian dollar, distribution costs were $2 million lower in the period, primarily due to the weather-related increases in freight and warehousing costs in the first quarter of 2014. Lower fuel surcharges in 2015 were offset in large part by the unfavorable effect of an increase in average length of haul and higher freight rates.
Depreciation and amortization
Depreciation and amortization was $7 million lower in the period, mainly as a result of 2014 capacity closures, partially offset by the amortization of costs associated with the implementation of our integrated business management software.
Selling, general and administrative expenses
Selling, general and administrative expenses, or “SG&A”, were $4 million greater in the period, primarily because of increased project costs ($6 million) and a change in the forfeiture rate assumptions for our equity-based awards ($3 million), offset in part by the favorable effect of the weaker Canadian dollar ($6 million).
Closure costs, impairment and other related charges
See the corresponding variance analysis under “- Segment Earnings - Corporate and Other” below.
Net loss variance analysis
Other income, net
We recorded other income, net, of $6 million in 2015, compared to $7 million in the year-ago period. This reflects mainly a non-cash foreign exchange gain of $3 million on the translation of Canadian dollar net monetary balances in both periods.
Income taxes
We recorded an income tax provision of $20 million in 2015, on a loss before income taxes of $16 million, compared to an expected income tax benefit of $6 million based on the U.S. federal statutory income tax rate of 35%. In 2014, we recorded a $7 million income tax benefit, on a loss before income taxes of $57 million, compared to an expected income tax benefit of $20 million based on the U.S. federal statutory income tax rate of 35%. The difference in both periods reflects a net increase in valuation allowances, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, and foreign exchange related items, offset by state and foreign tax rate differences.
Segment Earnings
We manage our business based on the products we manufacture. Our reportable segments correspond to our principal product lines: newsprint, specialty papers, market pulp and wood products.
We do not allocate any of the income or loss items following “operating income (loss)” in our consolidated statements of operations to our segments because those items are reviewed separately by management. Similarly, we do not allocate to the segments: closure costs, impairment and other related charges; inventory write-downs related to closures; start-up costs; net gain on disposition of assets; non-operating pension and OPEB costs and credits; as well as other discretionary charges or credits.
We allocate depreciation and amortization, and SG&A to the segments, with the exception of certain other discretionary charges and credits, which we present under “corporate and other.”
In the second quarter of 2015, we changed our presentation of segment operating income to reallocate non-operating pension and OPEB costs from the reportable segments to “corporate and other” in the segment presentation of operating income. For more information see “Overview – Second Quarter Overview” above.

NEWSPRINT
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions, except where otherwise stated)	2015	2014	2015	2014
Sales	$289	$364	$580	$710
Operating income (1)	3	17	—	1
EBITDA (2)	19	34	32	36
(in thousands of metric tons)
Shipments	548	611	1,082	1,190
Downtime	13	38	34	68
Inventory at end of period	97	142	97	142

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions)	2015	2014	2015	2014
Net income including noncontrolling interests	$3	$17	$—	$1
Depreciation and amortization	16	17	32	35
EBITDA	19	34	32	36
Industry trends
North American demand for newsprint dropped by 12% through June, but production was down by 16%, maintaining a 91% operating rate for the first half of the year. Global demand for newsprint was down by 10% through June, with drops in all major regions, including Asia (8%), Western Europe (10%), and Latin America (13%). Total exports from North America were down by 17%.

Three months ended June 30, 2015 vs. June 30, 2014
Operating income variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

17
(37)
(33)
(5)
24
9
18
5
2
1
2
3
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q2'14 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q2'15 OPERATING INCOME

Sales
Newsprint sales dropped by $75 million, or 21%, to $289 million, reflecting a 63,000 metric ton decrease in shipments and a $68 per metric ton drop in average transaction price, which includes the unfavorable effect of the weaker Canadian dollar on sales denominated in that currency. The drop in shipments largely follows lower production volumes as a result of the 465,000 metric tons of closures we announced in December at three newsprint machines in Canada, representing approximately 18% of our annual capacity. Capacity closures are part of our efforts to optimize the asset base, maximizing the utilization of our most cost-effective mills and streamlining production to adapt to changing market dynamics.
Compared to the second quarter of 2014, international shipments fell by 11%, and domestic shipments were down by 10%. Accordingly, our domestic shipments represented 60% of total newsprint shipments in the quarter. Finished goods inventory fell by 8% in the quarter.
These changes largely reflect the ongoing challenges for North American producers in the global newsprint business, who face an accelerating pace of global structural decline, a currency disadvantage in export markets because of the strong U.S. dollar, and very low operating rates outside North America.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $51 million lower in the period, reflecting the effect of lower volume ($24 million), the weaker Canadian dollar ($18 million) and a $9 million improvement in manufacturing costs, due to:

•	the effect of asset optimization initiatives, including the closure of our Iroquois Falls, Ontario, paper mill and the divestiture of our U.S. recycling division ($5 million); and

•	lower natural gas and power prices ($3 million).

Six months ended June 30, 2015 vs. June 30, 2014
Operating income variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

1
(64)
(56)
(10)
42
35
32
9
5
3
3
Q1-Q2'14 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
Q1-Q2'15 OPERATING INCOME

Sales
Newsprint sales dropped by $130 million, or 18%, to $580 million, reflecting a 108,000 metric ton decrease in shipments, in line with our lower production volume following our recent capacity closures, and a $61 per metric ton drop in average transaction price, which includes the unfavorable effect of the weaker Canadian dollar on sales denominated in that currency.
Compared to 2014, our international shipments fell by 12%, but our domestic shipments were down 7%. Accordingly, our domestic shipments represented 60% of total newsprint shipments in the period.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $109 million lower in the period, reflecting the effect of lower volume ($42 million), the weaker Canadian dollar ($32 million) and a $35 million improvement in manufacturing costs, due to:

•	the abnormally cold winter of 2014 ($21 million), particularly the cost of electricity at the Ontario mills;

•	the effect of asset optimization initiatives, including the closure of our Iroquois Falls paper mill and the divestiture of our U.S. recycling division ($11 million);

•	lower natural gas and chip prices ($5 million); and

•	lower maintenance costs ($4 million);
offset in part by higher power prices ($6 million).
Distribution costs
After removing the effects of lower volume and the weaker Canadian dollar, distribution costs were $3 million lower in the period, primarily due to the weather-related increases in freight and warehousing costs in the first quarter of 2014. Lower fuel surcharges in 2015 were offset in large part by the unfavorable effect of an increase in the average length of haul and higher freight rates.

SPECIALTY PAPERS
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions, except where otherwise stated)	2015	2014	2015	2014
Sales	$272	$325	$544	$626
Operating income (loss) (1)	17	(4)	22	(29)
EBITDA (2)	36	18	58	15
(in thousands of short tons)
Shipments	388	452	770	872
Downtime	15	13	25	100
Inventory at end of period	114	114	114	114

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions)	2015	2014	2015	2014
Net income (loss) including noncontrolling interests	$17	$(4)	$22	$(29)
Depreciation and amortization	19	22	36	44
EBITDA	36	18	58	15
Industry trends
The rate of demand decline for uncoated mechanical papers in North America accelerated in the second quarter, lowering the year-to-date figure by 13% compared to 2014. The drop was reflected in each subgrade: supercalender grades were down by 11%, and standard grades, which include our super-brights and high-brights, were down by 13%. The industry shipment-to-capacity ratio was 89% for the first half of the year, down by 1% compared to the same period last year.

Demand for coated mechanical grades was down by 6% through June, but the shipment-to-capacity ratio was 92%, compared to 88% in the same period of last year.
Three months ended June 30, 2015 vs. June 30, 2014
Operating income (loss) variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING INCOME (LOSS) VARIANCE

(4)
(47)
(5)
(1)
29
18
12
7
3
3
2
17
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q2'14 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q2'15 OPERATING INCOME

Sales
Specialty paper sales decreased by $53 million, or 16%, to $272 million, mostly as a result of a 64,000 short ton (58,100 metric tons) reduction in volume with the closure of our Laurentide, Québec, paper mill in the fourth quarter of 2014.

Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $59 million in the quarter. After removing the effects of the weaker Canadian dollar and lower volume, our manufacturing costs fell by $18 million, reflecting:

•	lower power and chemical costs, mainly as a result of higher mill efficiencies and productivity ($10 million);

•	lower maintenance costs ($5 million); and

•	the effect of asset optimization initiatives ($4 million), including the closure of our Laurentide paper mill in 2014.
Six months ended June 30, 2015 vs. June 30, 2014
Operating income (loss) variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING INCOME (LOSS) VARIANCE

(29)
(74)
(3)
(5)
50
38
22
9
3
8
3
22
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q1-Q2'14 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'15 OPERATING INCOME

Sales
Specialty paper sales decreased by $82 million, or 13%, to $544 million, mostly as a result of a 102,000 short ton (92,500 metric tons) reduction in volume with the closure of our Laurentide paper mill in the fourth quarter of 2014.
We recorded 25,000 short tons (22,700 metric tons) of downtime in 2015, compared to 100,000 short tons (90,700 metric tons) in the comparable period. That period included 56,000 short tons (50,800 metric tons) of downtime associated with the idled paper machines at Catawba, South Carolina, and Fort Frances, Ontario, both of which have since been permanently closed and are no longer recorded as downtime. The first quarter of 2014 also included 17,000 short tons (15,400 metric tons) of downtime due to lost production associated with the abnormally cold weather of 2014.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $110 million in the period. After removing the effects of the weaker Canadian dollar and lower volume, our manufacturing costs fell by $38 million, reflecting:

•	the abnormally cold winter of 2014 ($11 million), which included a significant increase in steam costs, particularly at our U.S. Southeast mills;

•	the effect of asset optimization initiatives ($11 million), including the closure of our Laurentide and Fort Frances paper mills in 2014;

•	better chemical costs as a result of lower prices and higher mill efficiencies and productivity ($6 million);

•	lower natural gas prices ($5 million); and

•	lower maintenance costs ($5 million).
Distribution costs
After removing the effects of lower volume and the weaker Canadian dollar, distribution costs were $2 million lower in the period, primarily due to the weather-related increases in freight and warehousing costs in the first quarter of 2014. Lower fuel surcharges in 2015 were offset in large part by the unfavorable effect of an increase in the average length of haul and higher freight rates.
Depreciation and amortization
The lower depreciation and amortization reflects the closure of a machine at our Catawba mill and the permanent closure of the Laurentide mill.
MARKET PULP
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions, except where otherwise stated)	2015	2014	2015	2014
Sales	$231	$241	$449	$475
Operating income (1)	26	24	37	31
EBITDA (2)	38	37	63	57
(in thousands of metric tons)
Shipments	351	334	679	669
Downtime	39	22	65	36
Inventory at end of period	88	115	88	115

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions)	2015	2014	2015	2014
Net income including noncontrolling interests	$26	$24	$37	$31
Depreciation and amortization	12	13	26	26
EBITDA	38	37	63	57

Industry trends
Through June, world demand for chemical pulp grew by 5% compared to the same period of 2014, including an increase of 12% in China, 6% in Latin America and 1% in North America. Demand for softwood was up by 2% and non-eucalyptus hardwood was 1% higher. Shipments of softwood grew by 8% to China and 2% to North America, but they were 4% lower to Western Europe. Eucalyptus grades accounted for almost all of the 8% increase in hardwood shipments, the supply of which has grown with the recent significant expansions of Latin American capacity.
Three months ended June 30, 2015 vs. June 30, 2014
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

24
13
(23)
(7)
13
5
(1)
1
1
26
Q2'14 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
Q2'15 OPERATING INCOME

Sales
Sales were $10 million lower, or 4%, to $231 million. Shipments were 17,000 metric tons higher, mostly for softwood as a result of better productivity at certain mills, but the average transaction price fell by $67 per metric ton. The lower prices affected all the subgrades, but it was most pronounced in softwood.
We recorded 17,000 metric tons of additional downtime in the period compared to the year-ago period as a result of the timing of the maintenance outage at the Thunder Bay, Ontario, mill.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $11 million in the quarter. Manufacturing costs improved by $13 million after adjusting for the effect of higher volume and the favorable effect of the weaker Canadian dollar, reflecting the favorable effects of:

•	lower natural gas and chip prices ($6 million);

•	better chemical costs as a result of higher mill efficiencies and productivity ($3 million); and

•	higher contribution from the cogeneration facility at the Saint-Félicien, Québec, mill because of better productivity ($3 million).
Six months ended June 30, 2015 vs. June 30, 2014
Operating income variance analysis

MARKET PULP
(unaudited, in $ millions)

31
7
(33)
(4)
29
7
(1)
1
37
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q1-Q2'14 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'15 OPERATING INCOME

Sales
Sales were $26 million lower, or 5%, to $449 million. Shipments were 10,000 metric tons higher, but the average market price dropped by $49 per metric ton as a result of lower transaction prices across all grades, mainly softwood.
We recorded 29,000 metric tons of additional downtime in the period compared to the year-ago period as a result of production slowback in recycled bleached kraft and the timing of maintenance at Thunder Bay.

Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $32 million in the period. Manufacturing costs improved by $29 million after adjusting for the effect of higher volume and the favorable effect of the weaker Canadian dollar, reflecting the favorable effects of:

•	the abnormally cold winter of 2014, including higher steam costs and wood prices in the year-ago period ($8 million);

•	lower maintenance costs and fewer operational disruptions ($8 million);

•	lower prices for natural gas and chips, partly offset by an increase in recovered paper costs ($5 million);

•	higher contribution from the cogeneration facility at Saint-Félicien ($4 million); and

•	better chemical costs mainly as a result of operational improvements and efficiencies ($3 million).
WOOD PRODUCTS
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions, except where otherwise stated)	2015	2014	2015	2014
Sales	$134	$161	$273	$296
Operating (loss) income (1)	(4)	15	1	27
EBITDA (2)	5	23	18	43
(in millions of board feet)
Shipments (3)	418	420	811	773
Downtime	73	50	77	73
Inventory at end of period (3)	117	154	117	154

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions)	2015	2014	2015	2014
Net (loss) income including noncontrolling interests	$(4)	$15	$1	$27
Depreciation and amortization	9	8	17	16
EBITDA	5	23	18	43

Industry trends
Average U.S. housing starts were 1.1 million on a seasonally-adjusted basis in the second quarter, up by 16% from the same period last year. Permits also improved, up by 19% compared to the same quarter of last year. Exports of softwood lumber from British Columbia to China have fallen 4% through June.
Three months ended June 30, 2015 vs. June 30, 2014
Operating (loss) income variance analysis

WOOD PRODUCTS

(unaudited, in $ millions)

OPERATING (LOSS) INCOME VARIANCE

15
(27)
2
7
(1)
(4)
Q2'14 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
Q2'15 OPERATING LOSS

Sales
Sales were $27 million lower, or 17%, to $134 million as a result of a $64 per thousand board feet drop in average transaction price, or 17%.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the favorable effect of the weaker Canadian dollar, manufacturing costs improved by $2 million mostly due to lower fuel prices, offset in large part by higher stumpage fees in the province of Québec.

Six months ended June 30, 2015 vs. June 30, 2014
Operating income variance analysis

WOOD PRODUCTS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

27
15
(38)
(8)
(2)
11
(1)
(1)
(1)
(1)
1
Q1-Q2'14 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
Q1-Q2'15 OPERATING INCOME

Sales
Sales were $23 million lower, or 8%, to $273 million, reflecting a $47 per thousand board feet drop in average transaction price, or 12%, as a result of lower market prices. Shipments, however, increased by 38 million board feet following our capacity enhancement initiatives, including an additional shift at our recently refurbished Comtois, Québec, sawmill, the start-up of our Thunder Bay wood pellet facility in the fourth quarter of 2014 and also volume from our newly-refurbished Ignace, Ontario, facility.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effect of higher volume and the favorable effect of the weaker Canadian dollar, manufacturing costs increased by $2 million mainly because of an increase in fiber costs, including higher stumpage fees in the province of Québec, which were partly offset by lower fuel prices.

CORPORATE AND OTHER
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions)	2015	2014	2015	2014
Cost of sales, excluding depreciation, amortization and distribution costs	$(15)	$(5)	$(32)	$(3)
Depreciation and amortization	(4)	(2)	(6)	(3)
Selling, general and administrative expenses	(7)	(3)	(15)	(5)
Closure costs, impairment and other related charges	—	(52)	(6)	(62)
Net gain on disposition of assets	—	2	—	2
Operating loss	$(26)	$(60)	$(59)	$(71)
Interest expense	(11)	(11)	(23)	(23)
Other income, net	1	20	6	7
Income tax (provision) benefit	(10)	(1)	(20)	7
Net loss including noncontrolling interests	$(46)	$(52)	$(96)	$(80)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in millions)	2015	2014	2015	2014
Net loss including noncontrolling interests	$(46)	$(52)	$(96)	$(80)
Interest expense	11	11	23	23
Income tax provision (benefit)	10	1	20	(7)
Depreciation and amortization	4	2	6	3
EBITDA	$(21)	$(38)	$(47)	$(61)
Foreign exchange translation gain	(1)	(17)	(3)	(3)
Closure costs, impairment and other related charges	—	52	6	62
Inventory write-downs related to closures	—	3	1	4
Start-up costs	1	1	2	1
Net gain on disposition of assets	—	(2)	—	(2)
Non-operating pension and OPEB costs (credits)	12	(3)	26	(6)
Other income, net	—	(3)	(3)	(4)
Adjusted EBITDA	$(9)	$(7)	$(18)	$(9)
Three months ended June 30, 2015 vs. June 30, 2014
Cost of sales, excluding depreciation, amortization and distribution costs
We incurred COS of $15 million in the second quarter, including non-operating pension and OPEB costs ($12 million), asset preservation costs ($2 million) and start-up costs with the construction of our Atikokan, Ontario, sawmill ($1 million).
This compares to COS of $5 million in the year-ago period, which included asset preservation costs ($4 million) mainly related to the permanently closed Fort Frances mill, and a write-off of spare parts in connection with the permanent closure of the idled machine at Catawba ($3 million), offset in part by non-operating pension and OPEB credits ($3 million).
Selling, general and administrative expenses
The SG&A allocated to “corporate and other” was $4 million higher in the quarter because of higher project costs.

Closure costs, impairment and other related charges
We recorded no closure costs, impairment and other related charges in the quarter, compared to $52 million in the year-ago period. Last year’s amount included $45 million of accelerated depreciation following our decision to permanently close the idled paper machine at Catawba.
Six months ended June 30, 2015 vs. June 30, 2014
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $32 million in the period compared to $3 million in the year-ago period. The current period includes non-operating pension and OPEB costs ($26 million), asset preservations costs for the permanently closed Fort Frances, Laurentide and Iroquois Falls mills ($5 million) and start-up costs with the construction of our Atikokan sawmill ($2 million). In the same period of 2014, we incurred asset preservation costs ($6 million) mainly related to the permanently closed Fort Frances mill, and a write-off of spare parts in connection with the permanent closure of the idled machine at Catawba ($3 million), mostly offset by non-operating pension and OPEB credits ($6 million).
Depreciation and amortization
Depreciation and amortization was $3 million higher in the period, mainly because of the amortization of costs associated with the implementation of our integrated business management software.
Selling, general and administrative expenses
The SG&A allocated to “corporate and other” was $10 million greater in this year’s period, primarily because of higher project costs and a change in the forfeiture rate assumptions for our equity-based awards.
Closure costs, impairment and other related charges
In 2015, we recorded closure costs, impairment and other related charges of $6 million, mainly for idling and cleaning costs at our permanently closed Iroquois Falls mill ($5 million).
In the same period last year, we recorded closure costs, impairment and other related charges of $62 million, which included:

•	$45 million of accelerated depreciation following the permanent closure of the idled paper machine at Catawba;

•	$8 million of idling and cleaning costs, and severance charges at the Fort Frances mill;

•	$6 million for long-lived asset impairment charges; and

•	$3 million of accelerated depreciation for a paper machine closed at Iroquois Falls.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our asset-based revolving credit facility to fund our operations, make pension contributions, finance our working capital, capital expenditures and share repurchases. As of June 30, 2015, we had cash and cash equivalents of $303 million and availability of $468 million under our asset-based revolving credit facility.
In our view, we have sufficient financial resources available to finance our business plan, meet working capital requirements and maintain an appropriate level of capital spending.
New ABL credit facility
On May 22, 2015, we entered into a new five-year credit agreement for a senior secured asset-based revolving credit facility, or “ABL credit facility,” with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. This facility replaces our previous $665 million senior secured asset-based revolving credit facility, originally dated as of December 9, 2010. The ABL credit facility will mature on May 22, 2020. The facility was undrawn as of June 30, 2015, except for $36 million of ordinary course letters of credit.
The aggregate lender commitment under the facility includes a $60 million swingline sub-facility and a $200 million letter of credit sub-facility, and we may convert up to $50 million of the commitments under the facility to a first-in last-out facility, or “FILO facility,” subject to the consent of each converting lender. The ABL credit facility also provides for an uncommitted ability to increase the revolving credit facility by up to $500 million, subject to certain terms and conditions set forth in the agreement.
Revolving loan (and letter of credit) availability under the credit agreement is subject to a borrowing base, which is determined on the basis of eligible accounts receivable, inventory and cash and the value of permitted investments held in deposit accounts controlled solely by the administrative and collateral agent, or the “agent.” The FILO facility is also subject to a borrowing base, which is determined on the basis of eligible accounts receivable and inventory.
The obligations under the credit agreement are guaranteed by certain material subsidiaries of the Company and are secured by first priority liens on and security interests in accounts receivable, inventory and related assets.
Borrowings under the credit agreement bear interest at a rate equal to the base rate, the London Interbank Offered Rate (the “LIBOR”), or the Canadian banker’s acceptance (or “BA”) rate, in each case plus an applicable margin. The applicable margin is between 0.00% and 0.75% with respect to base rate borrowings and between 1.00% and 1.75% with respect to LIBOR and Canadian BA borrowings, in each case based on availability under the credit facility and a leverage ratio.
Loans outstanding under the FILO facility bear interest at a rate that is 1.25% per annum higher than the interest rate payable on revolving loans not made under the FILO facility.
In addition to paying interest on outstanding principal under the credit agreement, we are required to pay fees of up to 0.30% in respect of unutilized commitments, as well as a fee in respect of outstanding letters of credit (equal to the applicable margin in respect of LIBOR and Canadian BA borrowings plus a fronting fee of 0.125% and certain administrative fees).
The Company is able to voluntarily repay outstanding loans and reduce unused commitments, in each case, in whole or in part, at any time without premium or penalty. However, no loans under the FILO facility can be repaid unless all other loans under the credit agreement are repaid first. We are required to repay outstanding loans that exceed the maximum availability then in effect.
The credit agreement contains customary covenants for asset-based credit agreements of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence and repayment of indebtedness by the Company and its subsidiaries; (iii) restrictions on the existence or incurrence of liens by the Company and its subsidiaries; (iv) restrictions on the Company and certain of its subsidiaries making certain restricted payments; (v) restrictions on the Company and certain of its subsidiaries making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on transactions with affiliates; (viii) restrictions on amendments or modifications to the Canadian pension and benefit plans; (ix) restrictions on modifications to material indebtedness; and (x) a springing requirement for the Company to maintain a minimum consolidated fixed charge coverage ratio, as determined under the credit agreement, of 1.0:1.0, anytime availability under the facility falls below the greater of $50 million or 10% of the maximum available borrowing amount for two consecutive business days. Subject to customary grace periods and notice requirements, the credit agreement also contains certain customary events of default.
Flow of Funds
Summary of cash flows

	Six Months Ended June 30,
(unaudited, in millions)	2015	2014
Net cash provided by operating activities	$90	$22
Net cash used in investing activities	(83)	(80)
Net cash used in financing activities	(40)	(2)
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Net decrease in cash and cash equivalents	$(34)	$(59)
Six months ended June 30, 2015 vs. June 30, 2014
Cash provided by operating activities
We generated $90 million of cash from operating activities in the first half of the year, compared to $22 million in the year-ago period. The increase is due to higher operating income, the effect of the weaker Canadian dollar on overall pension contributions and the timing of U.S. pension contributions, as well as a decrease in working capital, mainly due to a reduction in finished goods inventory.
Cash used in investing activities
Investing activities, up $3 million against the year-ago period, consisted mostly of cash invested in fixed assets, which reflects investments in strategic projects such as: the construction of our new sawmill in Atikokan; the upgrade to the Calhoun pulp mill to install a continuous digester and other wood chip processing equipment; the tissue manufacturing and converting facility; and the implementation of our integrated business management software.
Cash used in financing activities
We used $40 million in financing activities in the first six months of the year, almost all of which related to share repurchases.
Share Repurchase Program
On May 28, 2015, our board of directors authorized a $50 million increase to our existing $100 million share repurchase program, which was launched in May of 2012. As of December 31, 2014, we had repurchased 5.6 million shares, at a cost of $67 million. During the three and six months ended June 30, 2015, we repurchased 3.2 million shares, at a cost of $37 million. There remains $46 million under the program.

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
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of June 30, 2015. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our stock repurchases for the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30	—	$—	—	$32,876,629
May 1 to May 31	—	—	—	82,876,629
June 1 to June 30	3,195,127	11.50	3,195,127	46,139,070
Total	3,195,127	$11.50	3,195,127	$46,139,070

(1)	On May 28, 2015, our board of directors authorized a $50 million increase to our existing $100 million share repurchase program, which was launched in May of 2012.
As of July 31, 2015, we repurchased 300,000 additional shares at an average price per share of $11.52 for a total cost of $3 million.

RESOLUTE FOREST PRODUCTS INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1*
Credit Agreement, dated as of May 22, 2015, among Resolute Forest Products Inc., Resolute FP Canada Inc., certain other subsidiaries of Resolute Forest Products Inc. as borrowers or guarantors, various lenders, Bank of America, N.A., as U.S. Administrative Agent and Collateral Agent, and Bank of America, N.A. (through its Canada branch), as Canadian Administrative Agent (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed May 26, 2015, SEC file No. 001-033776).

†10.2**	2015 Resolute Forest Products Inc. Short-Term Incentive Plan, as revised in June 2015.

†10.3**	2015 Resolute Forest Products Inc. Short-Term Incentive Plan - US., as revised in June 2015.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.
**	Filed with this Form 10-Q.
†	This is a management contract or compensatory plan or arrangement.
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
Silvana Travaglini
Vice President and Chief Accounting Officer
Date: August 10, 2015

RESOLUTE FOREST PRODUCTS INC.

EXHIBIT INDEX

Exhibit No.	Description

10.1*
Credit Agreement, dated as of May 22, 2015, among Resolute Forest Products Inc., Resolute FP Canada Inc., certain other subsidiaries of Resolute Forest Products Inc. as borrowers or guarantors, various lenders, Bank of America, N.A., as U.S. Administrative Agent and Collateral Agent, and Bank of America, N.A. (through its Canada branch), as Canadian Administrative Agent (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed May 26, 2015, SEC file No. 001-033776).

†10.2**	2015 Resolute Forest Products Inc. Short-Term Incentive Plan, as revised in June 2015.

†10.3**	2015 Resolute Forest Products Inc. Short-Term Incentive Plan - US., as revised in June 2015.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.
**	Filed with this Form 10-Q.
†	This is a management contract or compensatory plan or arrangement.
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