Form 10-Q
period 2015-09-30
Resolute Forest Products Inc.
filed 2015-11-09
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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
Yes ☑    No ☐
As of October 30, 2015, there were 89,306,132 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$905	$1,096	$2,751	$3,203
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	687	816	2,097	2,449
Depreciation and amortization	59	60	176	184
Distribution costs	117	134	348	388
Selling, general and administrative expenses	34	41	115	118
Closure costs, impairment and other related charges	2	85	8	147
Net gain on disposition of assets	—	—	—	(2)
Operating income (loss)	6	(40)	7	(81)
Interest expense	(9)	(12)	(32)	(35)
Other (expense) income, net	(1)	(65)	5	(58)
Loss before income taxes	(4)	(117)	(20)	(174)
Income tax (provision) benefit	(2)	1	(22)	8
Net loss including noncontrolling interests	(6)	(116)	(42)	(166)
Net income attributable to noncontrolling interests	—	—	(1)	(2)
Net loss attributable to Resolute Forest Products Inc.	$(6)	$(116)	$(43)	$(168)
Net loss per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.07)	$(1.23)	$(0.46)	$(1.78)
Diluted	(0.07)	(1.23)	(0.46)	(1.78)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	91.1	94.6	93.3	94.6
Diluted	91.1	94.6	93.3	94.6
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss including noncontrolling interests	$(6)	$(116)	$(42)	$(166)
Other comprehensive income (loss):
Unamortized prior service credits:
Change in unamortized prior service credits	(4)	(4)	(12)	82
Income tax benefit (provision)	—	1	—	(33)
Change in unamortized prior service credits, net of tax	(4)	(3)	(12)	49
Unamortized actuarial losses:
Change in unamortized actuarial losses	20	(42)	60	(46)
Income tax (provision) benefit	(4)	11	(13)	14
Change in unamortized actuarial losses, net of tax	16	(31)	47	(32)
Foreign currency translation	(1)	1	(3)	1
Other comprehensive income (loss), net of tax	11	(33)	32	18
Comprehensive income (loss) including noncontrolling interests	5	(149)	(10)	(148)
Comprehensive income attributable to noncontrolling interests	—	—	(1)	(2)
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$5	$(149)	$(11)	$(150)
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amount)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$235	$337
Accounts receivable, net:
Trade	420	449
Other	93	90
Inventories, net	535	542
Deferred income tax assets	22	70
Other current assets	63	46
Total current assets	1,368	1,534
Fixed assets, net	1,932	1,985
Amortizable intangible assets, net	60	62
Deferred income tax assets	1,028	1,219
Other assets	160	121
Total assets	$4,548	$4,921

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$467	$518
Current portion of long-term debt	1	1
Total current liabilities	468	519
Long-term debt, net of current portion	596	596
Pension and other postretirement benefit obligations	1,356	1,616
Deferred income tax liabilities	3	3
Other liabilities	67	70
Total liabilities	2,490	2,804
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.3 shares issued and 89.3 shares outstanding as of September 30, 2015; 117.3 shares issued and 94.8 shares outstanding as of December 31, 2014	—	—
Additional paid-in capital	3,764	3,754
Deficit	(912)	(869)
Accumulated other comprehensive loss	(686)	(718)
Treasury stock at cost, 28.0 shares and 22.5 shares as of September 30, 2015 and December 31, 2014, respectively	(120)	(61)
Total Resolute Forest Products Inc. shareholders’ equity	2,046	2,106
Noncontrolling interests	12	11
Total equity	2,058	2,117
Total liabilities and equity	$4,548	$4,921
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Nine Months Ended September 30, 2015
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2014	$—	$3,754	$(869)	$(718)	$(61)	$11	$2,117
Share-based compensation costs for equity-classified awards	—	10	—	—	—	—	10
Net (loss) income	—	—	(43)	—	—	1	(42)
Purchases of treasury stock (5.5 shares) (Note 11)	—	—	—	—	(59)	—	(59)
Other comprehensive income, net of tax	—	—	—	32	—	—	32
Balance as of September 30, 2015	$—	$3,764	$(912)	$(686)	$(120)	$12	$2,058

	Nine Months Ended September 30, 2014
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2013	$—	$3,751	$(592)	$(271)	$(61)	$12	$2,839
Share-based compensation costs for equity-classified awards	—	3	—	—	—	—	3
Net (loss) income	—	—	(168)	—	—	2	(166)
Stock options exercised and stock unit awards vested (0.1 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	18	—	—	18
Balance as of September 30, 2014	$—	$3,754	$(760)	$(253)	$(61)	$14	$2,694
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss including noncontrolling interests	$(42)	$(166)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	10	3
Depreciation and amortization	176	184
Closure costs, impairment and other related charges	2	139
Inventory write-downs related to closures	1	10
Deferred income taxes	26	(9)
Net pension contributions and other postretirement benefit payments	(66)	(128)
Net gain on disposition of assets	—	(2)
Loss on translation of foreign currency denominated deferred income taxes	160	63
Gain on translation of foreign currency denominated pension and other postretirement benefit obligations	(148)	(51)
Net planned major maintenance payments	(12)	(1)
Write-down of equity method investment	—	50
Dividends received from equity method investees in excess of income	—	2
Changes in working capital:
Accounts receivable	24	35
Inventories	4	(44)
Other current assets	(7)	(10)
Accounts payable and accrued liabilities	(45)	—
Other, net	7	5
Net cash provided by operating activities	90	80
Cash flows from investing activities:
Cash invested in fixed assets	(123)	(142)
Disposition of assets	—	6
Decrease in restricted cash	—	1
(Increase) decrease in deposit requirements for letters of credit, net	(5)	2
Net cash used in investing activities	(128)	(133)
Cash flows from financing activities:
Payments of debt	—	(1)
Payments of financing and credit facility fees	(3)	(1)
Purchases of treasury stock	(59)	—
Net cash used in financing activities	(62)	(2)
Effect of exchange rate changes on cash and cash equivalents	(2)	(2)
Net decrease in cash and cash equivalents	(102)	(57)
Cash and cash equivalents:
Beginning of period	337	322
End of period	$235	$265
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
Financial statements
Our interim consolidated financial statements are unaudited and have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by United States generally accepted accounting principles may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim consolidated financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.
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
In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which eliminates the requirement to categorize investments in the fair value hierarchy if the fair value is measured at net asset value per share, or its equivalent, using the practical expedient in FASB Accounting Standards Codification 820, “Fair Value Measurements and Disclosures.” This update is effective for financial statements issued for fiscal years beginning after December 15, 2015. The adoption of this accounting guidance will modify the fair value hierarchy presentation of our pension plan assets in our consolidated financial statements.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 2. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the three and nine months ended September 30, 2015, were comprised of the following:

(Unaudited, in millions)	Impairment of Assets	Accelerated Depreciation	Severance and Other Costs	Total
Permanent closures:
Paper mill in Iroquois Falls, Ontario
Third quarter	$1	$1	$(1)	$1
First nine months	1	1	4	6
Paper machine in Clermont, Québec
Third quarter	—	—	—	—
First nine months	—	2	—	2
Other
Third quarter	—	—	1	1
First nine months	—	—	—	—
Total
Third quarter	$1	$1	$—	$2
First nine months	1	3	4	8
Closure costs, impairment and other related charges for the three and nine months ended September 30, 2014, were comprised of the following:

(Unaudited, in millions)	Impairment of Assets	Accelerated Depreciation	Severance and Other Costs	Total
Permanent closures:
Laurentide, Québec paper mill
Third quarter	$—	$65	$16	$81
First nine months	—	65	16	81
Paper machine in Catawba, South Carolina
Third quarter	—	—	—	—
First nine months	—	45	1	46
Pulp and paper mill in Fort Frances, Ontario
Third quarter	—	—	—	—
First nine months	—	—	8	8
Paper machine in Iroquois Falls
Third quarter	—	—	—	—
First nine months	—	3	—	3
Other
Third quarter	3	—	1	4
First nine months	9	—	—	9
Total
Third quarter	$3	$65	$17	$85
First nine months	9	113	25	147

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 3. Other (Expense) Income, Net
Other (expense) income, net for the three and nine months ended September 30, 2015 and 2014, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2015	2014	2015	2014
Foreign exchange loss	$(5)	$(17)	$(2)	$(14)
Write-down of equity method investment (1)	—	(50)	—	(50)
Miscellaneous income	4	2	7	6
	$(1)	$(65)	$5	$(58)

(1)
As a result of the continued deterioration of actual and projected cash flows in Ponderay Newsprint Company, a partnership in which we have a 40% interest, we recorded an other-than-temporary write-down of $50 million during the three months ended September 30, 2014. The carrying value of the investment was reduced to fair value, which was determined using the discounted cash flow method.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 4. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the nine months ended September 30, 2015, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2014	$94	$(812)	$—	$(718)
Other comprehensive loss before reclassifications	—	—	(3)	(3)
Amounts reclassified from accumulated other comprehensive loss (1)	(12)	47	—	35
Net current period other comprehensive (loss) income	(12)	47	(3)	32
Balance as of September 30, 2015	$82	$(765)	$(3)	$(686)

(1)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2015, were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(12)	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	—	Income tax (provision) benefit
	$(12)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$60	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	(13)	Income tax (provision) benefit
	$47	Net of tax
Total Reclassifications	$35	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and other postretirement benefit (“OPEB”) plans summarized in Note 8, “Employee Benefit Plans.”
Note 5. Net Loss Per Share
The weighted-average number of stock options and equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) outstanding for the three and nine months ended September 30, 2015 and 2014, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2015	2014	2015	2014
Stock options	1.5	1.8	1.6	1.8
Stock unit awards	1.2	1.0	1.2	1.0
These stock options and stock unit awards were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive for all periods presented.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 6. Inventories, Net
Inventories, net as of September 30, 2015 and December 31, 2014, were comprised of the following:

(Unaudited, in millions)	September 30, 2015	December 31, 2014
Raw materials and work in process	$147	$160
Finished goods	185	192
Mill stores and other supplies	203	190
	$535	$542
Note 7. Long-Term Debt
Overview
Long-term debt, including current portion, as of September 30, 2015 and December 31, 2014, was comprised of the following:

(Unaudited, in millions)	September 30, 2015	December 31, 2014
5.875% senior notes due 2023:
Principal amount	$600	$600
Unamortized discount	(5)	(5)
Total senior notes due 2023	595	595
Capital lease obligation	2	2
Total debt	597	597
Less: Current portion of long-term debt	(1)	(1)
Long-term debt, net of current portion	$596	$596
5.875% senior notes due 2023
We issued $600 million in aggregate principal amount of 5.875% senior notes due 2023 (the “2023 Notes”) on May 8, 2013. Interest on the notes is payable semi-annually on May 15 and November 15, until their maturity date of May 15, 2023. The fair value of the 2023 Notes was $459 million and $571 million as of September 30, 2015 and December 31, 2014, respectively, and was determined by reference to over-the-counter prices (Level 1).
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

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
As of September 30, 2015, we had $448 million of availability under the ABL Credit Facility, which was undrawn except for $34 million of ordinary course letters of credit.
Capital lease obligation
We have a capital lease obligation for a warehouse, which can be renewed for 20 years at our option. Minimum payments are determined by an escalatory price clause.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 8. Employee Benefit Plans
Pension and OPEB plans
The components of net periodic benefit cost relating to our pension and OPEB plans for the three and nine months ended September 30, 2015 and 2014, were as follows:
Pension Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2015	2014	2015	2014
Service cost	$5	$6	$17	$20
Interest cost	56	69	172	207
Expected return on plan assets	(64)	(76)	(198)	(227)
Amortization of actuarial losses	21	3	63	6
Amortization of prior service credits	—	—	(1)	(1)
	$18	$2	$53	$5
OPEB Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2015	2014	2015	2014
Service cost	$1	$—	$1	$1
Interest cost	1	3	5	9
Amortization of actuarial gains	(1)	(1)	(3)	(3)
Amortization of prior service credits	(4)	(4)	(11)	(8)
	$(3)	$(2)	$(8)	$(1)
Defined contribution plans
Our expense for the defined contribution plans totaled $5 million and $6 million for the three months ended September 30, 2015 and 2014, respectively, and $15 million and $17 million for the nine months ended September 30, 2015 and 2014, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 9. Income Taxes
The income tax (provision) benefit attributable to loss before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the three and nine months ended September 30, 2015 and 2014, as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2015	2014	2015	2014
Loss before income taxes	$(4)	$(117)	$(20)	$(174)
Income tax (provision) benefit:
Expected income tax benefit	1	41	7	61
Changes resulting from:
Valuation allowance (1)	(16)	(23)	(43)	(43)
Foreign exchange	(8)	(7)	(15)	(9)
State income taxes and foreign tax rate differences	4	(5)	9	6
Effect of change in tax rates (2)	18	2	18	2
Other, net	(1)	(7)	2	(9)
	$(2)	$1	$(22)	$8

(1)
We recorded a net increase in our valuation allowance of $16 million and $23 million for the three months ended September 30, 2015 and 2014, respectively, and $43 million for both the nine months ended September 30, 2015 and 2014, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets.

(2)
During the three months ended September 30, 2015, we recorded an income tax benefit of $18 million as a result of a change in tax rates on deferred income taxes, primarily due to an intercompany asset transfer in connection with an operating company realignment.

Deferred tax charge
As a result of a gain on an intercompany asset transfer in connection with an operating company realignment, a $38 million income tax provision was deferred and recorded in “Other assets” in our Consolidated Balance Sheet as of September 30, 2015. This deferred tax charge will be amortized, as the underlying assets are consumed or sold to an unrelated party, in “Income tax provision” in our Consolidated Statements of Operations.
Note 10. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial disputes, taxes, environmental issues, activists’ damages, employment and workers’ compensation claims, Aboriginal claims and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of September 30, 2015, will not have a material adverse effect on our consolidated financial statements.
On February 26, 2015, a countervailing duty petition was filed with the U.S. Department of Commerce (“Commerce”) and the U.S. International Trade Commission (“USITC”) by certain U.S. supercalendered (“SC”) paper producers requesting the U.S. government to impose countervailing duties on Canadian-origin SC paper exported to the U.S. market. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of SC paper to the U.S. and was selected as a mandatory respondent to be individually investigated by Commerce. On August 3, 2015, Commerce assigned a preliminary subsidy rate of 2.04% to our SC paper produced at our Canadian mills. On October 15, 2015, Commerce issued a final determination and increased the subsidy rate applicable to our Canadian-produced SC paper to 17.87%. Since October 20, 2015, we have been required to make cash deposits at the 17.87% subsidy rate for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. If the USITC rules that exports from Canada to the U.S. have caused or threatened

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

to cause material injury to the U.S. SC paper industry, we will be required to continue making cash deposits at the 17.87% subsidy rate until Commerce sets a countervailing duty rate in an administrative review, which may not be finalized until December of 2017, or possibly later. Based on our current operating parameters, the cash deposits could be as high as $25 million per year. To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency will be converted into actual countervailing duties. We are not presently able to determine the ultimate resolution of this matter, but we believe it is not probable that we will be assessed with significant countervailing duties. Accordingly, no contingent loss was recorded in respect of this petition in our Consolidated Statement of Operations for the nine months ended September 30, 2015.
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (“Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Québec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($11 million, based on the exchange rate in effect on September 30, 2015) for the eventual payment of those claims.
On June 12, 2012, we filed a motion for directives with the Québec Superior Court in Canada, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada), from which our predecessor entity and all but one of its affiliates emerged in 2010, seeking an order to prevent pension regulators in each of Québec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the creditor protection proceedings. These plans are subject to the funding relief regulations described in Note 14, “Pension and Other Postretirement Benefit Plans - Canadian pension funding,” to our consolidated financial statements for the year ended December 31, 2014 and we contend, among other things, that any such declaration, if issued, would be inconsistent with the Québec Superior Court in Canada’s sanction order confirming the plan of reorganization and the terms of our emergence from the creditor protection proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($113 million, based on the exchange rate in effect on September 30, 2015), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.
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
We have recorded $13 million and $18 million of environmental liabilities as of September 30, 2015 and December 31, 2014, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We have also recorded $24 million and $22 million of asset retirement obligations as of September 30, 2015 and December 31, 2014, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Other matters
On October 30, 2014, we received a notice from the Ministry of Natural Resources and Forestry of Ontario (the “MNRF”) directing us to repay a conditional incentive of Cdn $23 million ($17 million, based on the exchange rate in effect on September 30, 2015) offered in 2007 toward the construction of an electricity-producing turbine, should we fail to restart our Fort Frances pulp and paper mill or otherwise implement an alternative remedy that is acceptable to the MNRF. Several extensions to implement an alternative remedy have been granted to us by the MNRF, with the latest remedy date being November 30, 2015. We announced the permanent closure of the mill in the second quarter of 2014 and have been exploring a number of opportunities for the mill. We are not presently able to determine the outcome of this process, but we currently believe that we could reach an acceptable outcome for the MNRF within the time limit prescribed. Accordingly, we have recorded no contingent liability in respect of this notice in our Consolidated Balance Sheet as of September 30, 2015.
Note 11. Share Capital
On May 28, 2015, our board of directors authorized a $50 million increase to our existing $100 million share repurchase program, which was originally launched in May of 2012. As of December 31, 2014, we had repurchased 5.6 million shares, at a cost of $67 million. During the three and nine months ended September 30, 2015, we repurchased 2.3 million and 5.5 million shares, respectively, at a cost of $22 million and $59 million, respectively. There remains $24 million under the program.

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
In 2015, we changed our presentation of segment operating income to reallocate certain components of pension and OPEB costs, which consist of interest cost, expected return on plan assets and amortization of actuarial losses and gains, from the reportable segments to “corporate and other” in the segment presentation of operating income. Current service costs and amortization of prior service credits will continue to be allocated to the reportable segments. This approach is consistent with the indicators management uses internally to evaluate performance, including those used by the chief operating decision maker. Prior period amounts have been reclassified to conform to the 2015 presentation.
Information about certain segment data for the three and nine months ended September 30, 2015 and 2014, was as follows:

(Unaudited, in millions)	Newsprint	Specialty Papers	Market Pulp (1)	Wood Products	Segment Total	Corporate and Other	Total
Sales
Third quarter 2015	$258	$286	$230	$131	$905	$—	$905
Third quarter 2014	346	329	255	166	1,096	—	1,096
First nine months 2015	838	830	679	404	2,751	—	2,751
First nine months 2014	1,056	955	730	462	3,203	—	3,203
Depreciation and amortization
Third quarter 2015	$16	$18	$14	$9	$57	$2	$59
Third quarter 2014	17	20	13	8	58	2	60
First nine months 2015	48	54	40	26	168	8	176
First nine months 2014	52	64	39	24	179	5	184
Operating (loss) income
Third quarter 2015	$(10)	$9	$22	$9	$30	$(24)	$6
Third quarter 2014	5	6	20	24	55	(95)	(40)
First nine months 2015	(10)	31	59	10	90	(83)	7
First nine months 2014	6	(23)	51	51	85	(166)	(81)

(1)
Market pulp sales excluded inter-segment sales of $5 million for both the three months ended September 30, 2015 and 2014, and $13 million and $15 million for the nine months ended September 30, 2015 and 2014, respectively.

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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, the Balance Sheets as of September 30, 2015 and December 31, 2014, and the Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2015
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$748	$544	$(387)	$905
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	696	381	(390)	687
Depreciation and amortization	—	23	36	—	59
Distribution costs	—	43	74	—	117
Selling, general and administrative expenses	3	12	19	—	34
Closure costs, impairment and other related charges	—	—	2	—	2
Operating (loss) income	(3)	(26)	32	3	6
Interest expense	(19)	—	(3)	13	(9)
Other (expense) income, net	(1)	11	2	(13)	(1)
Equity in income of subsidiaries	17	6	—	(23)	—
(Loss) income before income taxes	(6)	(9)	31	(20)	(4)
Income tax provision	—	—	(1)	(1)	(2)
Net (loss) income including noncontrolling interests	(6)	(9)	30	(21)	(6)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to Resolute Forest Products Inc.	$(6)	$(9)	$30	$(21)	$(6)
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$5	$(9)	$41	$(32)	$5

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Nine Months Ended September 30, 2015
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,246	$1,684	$(1,179)	$2,751
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,076	1,202	(1,181)	2,097
Depreciation and amortization	—	69	107	—	176
Distribution costs	—	125	223	—	348
Selling, general and administrative expenses	9	38	68	—	115
Closure costs, impairment and other related charges	—	—	8	—	8
Operating (loss) income	(9)	(62)	76	2	7
Interest expense	(55)	(2)	(7)	32	(32)
Other (expense) income, net	(2)	32	7	(32)	5
Equity in income of subsidiaries	23	6	—	(29)	—
(Loss) income before income taxes	(43)	(26)	76	(27)	(20)
Income tax benefit (provision)	—	4	(25)	(1)	(22)
Net (loss) income including noncontrolling interests	(43)	(22)	51	(28)	(42)
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net (loss) income attributable to Resolute Forest Products Inc.	$(43)	$(22)	$50	$(28)	$(43)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(11)	$(22)	$82	$(60)	$(11)

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2015
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$18	$217	$—	$235
Accounts receivable, net	—	357	156	—	513
Accounts receivable from affiliates	5	410	226	(641)	—
Inventories, net	—	250	292	(7)	535
Deferred income tax assets	—	—	22	—	22
Advance and interest receivable from parent	—	72	—	(72)	—
Note and interest receivable from affiliates	—	42	—	(42)	—
Other current assets	—	26	37	—	63
Total current assets	5	1,175	950	(762)	1,368
Fixed assets, net	—	740	1,192	—	1,932
Amortizable intangible assets, net	—	—	60	—	60
Deferred income tax assets	—	—	1,027	1	1,028
Notes receivable from parent	—	690	—	(690)	—
Note receivable from affiliate	—	270	—	(270)	—
Investments in consolidated subsidiaries and affiliates	4,151	2,030	—	(6,181)	—
Other assets	7	49	104	—	160
Total assets	$4,163	$4,954	$3,333	$(7,902)	$4,548
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$14	$185	$268	$—	$467
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	410	226	5	(641)	—
Advance and interest payable to subsidiaries	72	—	—	(72)	—
Note and interest payable to affiliate	—	—	42	(42)	—
Total current liabilities	496	412	315	(755)	468
Long-term debt, net of current portion	595	1	—	—	596
Notes payable to subsidiaries	690	—	—	(690)	—
Note payable to affiliate	—	—	270	(270)	—
Pension and other postretirement benefit obligations	—	394	962	—	1,356
Deferred income tax liabilities	—	—	3	—	3
Other liabilities	1	29	37	—	67
Total liabilities	1,782	836	1,587	(1,715)	2,490
Total equity	2,381	4,118	1,746	(6,187)	2,058
Total liabilities and equity	$4,163	$4,954	$3,333	$(7,902)	$4,548

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2015
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$106	$(16)	$—	$90
Cash flows from investing activities:
Cash invested in fixed assets	—	(62)	(61)	—	(123)
Increase in deposit requirements for letters of credit, net	—	—	(5)	—	(5)
Investment in common stock of subsidiary	—	(225)	—	225	—
Advance to parent	—	(59)	—	59	—
Decrease of notes receivable from affiliates	—	3	—	(3)	—
Net cash used in investing activities	—	(343)	(66)	281	(128)
Cash flows from financing activities:
Payments of financing and credit facility fees	—	(2)	(1)	—	(3)
Purchases of treasury stock	(59)	—	—	—	(59)
Issuance of common stock	—	—	225	(225)	—
Advance from subsidiary	59	—	—	(59)	—
Decrease of notes payable to affiliate	—	—	(3)	3	—
Net cash (used in) provided by financing activities	—	(2)	221	(281)	(62)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)
Net (decrease) increase in cash and cash equivalents	—	(239)	137	—	(102)
Cash and cash equivalents:
Beginning of period	—	257	80	—	337
End of period	$—	$18	$217	$—	$235

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
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this quarterly report on Form 10-Q include, but are not limited to, developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; the impact of any additional closure costs and long-lived asset impairment or accelerated depreciation charges; the impact of currency fluctuations on our competitive position, selling prices and manufacturing costs; the impact of global economic conditions; intense competition in the forest products industry and our ability to compete effectively; negative publicity, even if unjustified, which could have a negative impact on our brand and the marketability of our products; the highly cyclical nature of the forest products industry, which could impact the prices of and demand for our products, which could result in small or negative profit margins, lower sales volumes and curtailment or closure of operations; the impact of contributions to our Canadian pension plans, which could be at levels significantly higher than expected; the impact of the terms of our outstanding indebtedness, which could restrict our current and future operations, particularly our ability to respond to changes and take certain actions; our ability to maintain adequate capital resources to provide for all of our capital requirements, which are substantial; any inability to successfully implement our strategies to increase our earnings power; the impact of changes in laws or regulations, including environmental regulations and liabilities and the impact of future regulation of our Canadian softwood lumber exports to the United States; the imposition of countervailing duties, or cash deposit requirements in respect of estimated countervailing duties, which could require us to set aside a substantial amount of cash for sales of products subject to duties or cash deposit requirements and impact the competitive position of the affected operations; any difficulties in obtaining wood fiber at favorable prices, or at all; the impact of changes in the cost of purchased energy and other raw materials, which could lead to higher manufacturing costs and reduce our margins; the impact of changes in political or economic conditions in Canada, the United States or other countries in which our products are manufactured or sold; physical and financial risks associated with climate change; the impact of any labor disputes; extreme weather conditions or natural or man-made disasters, which could disrupt our supply chain and delivery of our products; cyber security risks; the impact of acquisitions, divestitures or other strategic transactions we may pursue; and the potential risks and uncertainties set forth under (i) Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission, or the “SEC”, on March 2, 2015 (the “2014 Annual Report”), and (ii) Part II, Item 1A, “Risk Factors,” in this quarterly report on Form 10-Q.
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
Third Quarter Overview
In 2015, we changed our presentation of segment operating income to reallocate the net financing and remeasurement components of pension and other postretirement benefit, or “OPEB”, costs from the reportable segments to “corporate and other” in the segment presentation of operating income. We refer to these components, which consist of interest cost, expected return on plan assets and amortization of actuarial losses and gains, as “non-operating pension and OPEB costs or credits.” Current service costs and amortization of prior service credits will continue to be allocated to the reportable segments.
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

Three months ended September 30, 2015 vs. September 30, 2014
Excluding special items, we generated operating income of $23 million in the quarter, compared to $50 million in the third quarter of 2014. Unadjusted for special items, operating income was $6 million, compared to an operating loss of $40 million in the year-ago period. Special items are described below.
Our net income in the quarter, excluding special items, was $14 million, or $0.15 per share, down from net income, excluding special items, of $15 million, or $0.16 per share, in the year-ago period. Unadjusted for special items, our net loss in the quarter was $6 million, or $0.07 per share, compared to $116 million, or $1.23 per share, in the year-ago period.

Three Months Ended September 30, 2015	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$6	$(6)	$(0.07)
Adjustments for special items (1):
Foreign exchange translation loss	—	5	0.06
Closure costs, impairment and other related charges	2	2	0.02
Start-up costs	2	2	0.02
Non-operating pension and OPEB costs	13	13	0.14
Other income, net	—	(4)	(0.04)
Income tax effect of special items	—	2	0.02
GAAP, as adjusted for special items	$23	$14	$0.15

Three Months Ended September 30, 2014	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$(40)	$(116)	$(1.23)
Adjustments for special items (1):
Foreign exchange translation loss	—	17	0.18
Closure costs, impairment and other related charges	85	85	0.90
Inventory write-downs related to closures	6	6	0.06
Start-up costs	1	1	0.01
Non-operating pension and OPEB credits	(2)	(2)	(0.02)
Write-down of equity method investment	—	50	0.53
Other income, net	—	(2)	(0.02)
Income tax effect of special items	—	(24)	(0.25)
GAAP, as adjusted for special items	$50	$15	$0.16

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under generally accepted accounting principles, or “GAAP.” We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our consolidated statements of operations, adjusted for items such as closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, non-operating pension and OPEB costs and credits, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our consolidated statements of operations, adjusted for the same special items applied to operating income (loss), in addition to foreign exchange translation gains and losses, write-down of equity method investment, other income (expense), net and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our ongoing operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

Nine months ended September 30, 2015 vs. September 30, 2014
Excluding special items, we generated operating income of $59 million in the first nine months of the year, compared to $68 million in the year-ago period. Unadjusted for special items, operating income was $7 million, compared to an operating loss of $81 million in the year-ago period. Special items are described below.
Net income, excluding special items, in the first nine months was $2 million, or $0.02 per share, down from net income, excluding special items, of $4 million, or $0.04 per share, for the first nine months of 2014. Unadjusted for special items, our net loss in the period was $43 million, or $0.46 per share, compared to $168 million, or $1.78 per share, in the year-ago period.

Nine Months Ended September 30, 2015	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$7	$(43)	$(0.46)
Adjustments for special items (1):
Foreign exchange translation loss	—	2	0.02
Closure costs, impairment and other related charges	8	8	0.09
Inventory write-downs related to closures	1	1	0.01
Start-up costs	4	4	0.04
Non-operating pension and OPEB costs	39	39	0.42
Other income, net	—	(7)	(0.08)
Income tax effect of special items	—	(2)	(0.02)
GAAP, as adjusted for special items	$59	$2	$0.02

Nine Months Ended September 30, 2014	Operating Income (Loss)	Net Income (Loss)	EPS
(unaudited, in millions, except per share amounts)
GAAP, as reported	$(81)	$(168)	$(1.78)
Adjustments for special items (1):
Foreign exchange translation loss	—	14	0.15
Closure costs, impairment and other related charges	147	147	1.55
Inventory write-downs related to closures	10	10	0.11
Start-up costs	2	2	0.02
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and OPEB credits	(8)	(8)	(0.09)
Write-down of equity method investment	—	50	0.53
Other income, net	—	(6)	(0.06)
Income tax effect of special items	—	(35)	(0.37)
GAAP, as adjusted for special items	$68	$4	$0.04

(1)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – Third Quarter Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected Financial Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions, except per share amounts and percentages)	2015	2014	2015	2014
Sales	$905	$1,096	$2,751	$3,203
Operating (loss) income per segment:
Newsprint	(10)	5	(10)	6
Specialty papers	9	6	31	(23)
Market pulp	22	20	59	51
Wood products	9	24	10	51
Segment total	30	55	90	85
Corporate and other	(24)	(95)	(83)	(166)
Operating income (loss)	6	(40)	7	(81)
Net loss	(6)	(116)	(43)	(168)
Net loss per common share:
Basic	$(0.07)	$(1.23)	$(0.46)	$(1.78)
Diluted	(0.07)	(1.23)	(0.46)	(1.78)
Adjusted EBITDA (1)	$82	$110	$235	$252
Adjusted EBITDA margin (1)	9.1%	10.0%	8.5%	7.9%

	As of September 30,	As of December 31,
(unaudited, in millions)	2015	2014
Cash and cash equivalents	$235	$337
Total assets	4,548	4,921

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2015	2014	2015	2014
Net loss including noncontrolling interests	$(6)	$(116)	$(42)	$(166)
Interest expense	9	12	32	35
Income tax provision (benefit)	2	(1)	22	(8)
Depreciation and amortization	59	60	176	184
EBITDA	$64	$(45)	$188	$45
Foreign exchange translation loss	5	17	2	14
Closure costs, impairment and other related charges	2	85	8	147
Inventory write-downs related to closures	—	6	1	10
Start-up costs	2	1	4	2
Net gain on disposition of assets	—	—	—	(2)
Write-down of equity method investment	—	50	—	50
Non-operating pension and OPEB costs (credits)	13	(2)	39	(8)
Other income, net	(4)	(2)	(7)	(6)
Adjusted EBITDA	$82	$110	$235	$252
Three months ended September 30, 2015 vs. September 30, 2014
Operating income (loss) variance analysis

CONSOLIDATED

(unaudited, in $ millions)

OPERATING INCOME (LOSS) VARIANCE

(40)
(79)
(103)
(9)
45
28
56
10
7
1
7
83
6
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'14 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Closure costs, impairment and other related charges
Net gain on disposition of assets and other
Q3'15 OPERATING INCOME

Sales
Our sales were $191 million, or 17%, lower than the year-ago period, to $905 million. Overall, pricing had an unfavorable impact of $103 million, reflecting lower average transaction prices across all segments: 20% for wood products; 16% for newsprint; 9% for market pulp; and 3% for specialty papers. Shipments of newsprint and specialty papers were also lower as a result of our 2014 capacity rationalization initiatives to, among other things, adapt to changing market dynamics.

Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, improved by $129 million in the quarter. After removing the effects of the weaker Canadian dollar - as a significant portion of our production capacity is based in Canada - and the lower overall volume, costs improved by $28 million. Excluding an increase relating to our defined benefit pension and OPEB plans, costs were $42 million lower as a result of:

•	the effect of asset optimization initiatives, including closure-related write-down of mill stores and other supplies incurred in the year-ago period ($16 million);

•	lower commodity prices and higher mill efficiencies ($11 million);

•	a favorable property tax adjustment and the recognition of additional tax credits in connection with infrastructure investments ($10 million); and

•	higher contributions from cogeneration facilities ($5 million);
partially offset by the recognition of an energy saving incentive in the U.S. Southeast in 2014 ($6 million).
The higher defined benefit pension and OPEB plans costs ($14 million) related mainly to the amortization of actuarial losses incurred in 2014. These losses reflect the substantial drop in discount rates and longer life expectancy assumptions in both the U.S. and Canada, which caused the net pension and OPEB liability to increase by $330 million in 2014.
Distribution costs
After removing the effects of lower volume and the weaker Canadian dollar, distribution costs were $4 million lower in the period, primarily due to lower fuel surcharges offset in part by higher freight rates.
Selling, general and administrative expenses
Selling, general and administrative expenses, or “SG&A”, were $7 million lower in the period, primarily because of the favorable effect of the weaker Canadian dollar ($5 million), a group insurance refund and expense timing ($4 million), offset in part by higher project costs ($3 million).
Closure costs, impairment and other related charges
See the corresponding variance analysis under “- Segment Earnings - Corporate and Other” below.
Net loss variance analysis
Other expense, net
We recorded other expense, net, of $1 million in the quarter, compared to $65 million in the year-ago period. This reflects mostly a non-cash foreign exchange loss of $5 million on the translation of Canadian dollar net monetary balances in the current period, compared to a non-cash foreign exchange loss of $17 million and a $50 million write-down of our investment in Ponderay Newsprint Company, an unconsolidated partnership in which we have a 40% interest, in the year-ago period.
Income taxes
We recorded a $2 million income tax provision this quarter, on a loss before income taxes of $4 million, compared to an expected income tax benefit of $1 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects a net increase in valuation allowances, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets and foreign exchange related items, offset by a change in tax rates on deferred income taxes due to an intercompany asset transfer in connection with an operating company realignment and state and foreign tax rate differences.
We recorded a $1 million income tax benefit in the third quarter of 2014, on a loss before income taxes of $117 million, compared to an expected income tax benefit of $41 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects a net increase in valuation allowances, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, foreign exchange related items and state and foreign tax rate differences.

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
Nine months ended September 30, 2015 vs. September 30, 2014
Operating income (loss) variance analysis

CONSOLIDATED

(unaudited, in $ millions)

OPERATING INCOME (LOSS) VARIANCE

(81)
(195)
(233)
(24)
125
99
128
27
13
8
3
139
(2)
7
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'14 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Closure costs, impairment and other related charges
Net gain on disposition of assets and other
Q1-Q3'15 OPERATING INCOME

Sales
Sales were $452 million, or 14%, lower than in the year-ago period, to $2,751 million. Despite a 3% increase in shipments of wood products, sales volume decreased by $195 million because of lower shipments of specialty papers and newsprint, down by 12% and 10%, respectively, reflecting the effect of the capacity rationalization initiatives we announced in the fourth quarter of 2014. Overall, pricing had an unfavorable impact of $257 million, including the effect of currency of $24 million, reflecting a 15% drop in the average transaction price for wood products, 12% for newsprint and 7% for market pulp.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $352 million lower in the period. After removing the effects of the weaker Canadian dollar and the lower overall volume, costs improved by $99 million, reflecting primarily:

•	the effect of asset optimization initiatives, including closure-related write-down of mill stores and other supplies incurred last year ($41 million);

•	the abnormally cold winter of 2014 ($40 million);

•	lower maintenance costs and fewer operational disruptions ($22 million);

•	lower commodity prices and higher mill efficiencies ($19 million);

•	favorable property tax adjustments and the recognition of additional tax credits in connection with infrastructure investments ($12 million);

•	lower steam costs ($10 million), mainly due to lower natural gas prices; and

•	higher contributions from cogeneration facilities ($6 million);
partially offset by:

•	higher defined benefit pension and OPEB plans costs ($40 million) relating to the amortization of 2014 actuarial losses;

•	an increase in fiber usage ($9 million), partly due to product mix;

•	higher power costs ($6 million), mostly due to higher power prices in Ontario; and

•	the recognition of an energy saving incentive in the U.S. Southeast in 2014 ($6 million).
Distribution costs
After removing the effects of lower volume and the weaker Canadian dollar, distribution costs were $6 million lower in the period, primarily due to the weather-related increases in freight and warehousing costs in the first quarter of 2014. The favorable effect of lower fuel surcharges was almost all offset by the impact of an increase in average length of haul and higher freight rates.
Depreciation and amortization
Depreciation and amortization was $8 million lower in the period, mainly as a result of 2014 capacity closures, partially offset by the amortization of costs associated with the implementation of our integrated business management software.
Selling, general and administrative expenses
SG&A was $3 million lower in the period, reflecting the favorable effect of the weaker Canadian dollar and expense timing ($16 million), offset by higher project costs ($9 million) and a change in the forfeiture rate assumptions for our equity-based awards ($3 million).
Closure costs, impairment and other related charges
See the corresponding variance analysis under “- Segment Earnings - Corporate and Other” below.
Net loss variance analysis
Other income (expense), net
We recorded other income, net, of $5 million in 2015, compared to other expense, net, of $58 million in the year-ago period. This reflects mostly a non-cash foreign exchange loss of $2 million on the translation of Canadian dollar net monetary balances in the current period, compared to a non-cash foreign exchange loss of $14 million and a $50 million write-down of our investment in Ponderay Newsprint Company, an unconsolidated partnership in which we have a 40% interest, in the year-ago period.
Income taxes
We recorded an income tax provision of $22 million in 2015, on a loss before income taxes of $20 million, compared to an expected income tax benefit of $7 million based on the U.S. federal statutory income tax rate of 35%. In 2014, we recorded an income tax benefit of $8 million, on a loss before income taxes of $174 million, compared to an expected income tax benefit of $61 million based on the U.S. federal statutory income tax rate of 35%. The difference in both periods reflects a net increase in valuation allowances, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, and foreign exchange related items, offset by state and foreign tax rate differences. The difference in 2015 also reflects a change in tax rates on deferred income taxes, primarily due to an intercompany asset transfer in connection with an operating company realignment.
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
In 2015, we changed our presentation of segment operating income to reallocate non-operating pension and OPEB costs from the reportable segments to “corporate and other” in the segment presentation of operating income. For more information see “Overview – Third Quarter Overview” above.

NEWSPRINT
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions, except where otherwise stated)	2015	2014	2015	2014
Sales	$258	$346	$838	$1,056
Operating (loss) income (1)	(10)	5	(10)	6
EBITDA (2)	6	22	38	58
(in thousands of metric tons)
Shipments	517	584	1,599	1,774
Downtime	34	83	68	151

	As of September 30,
(unaudited, in thousands of metric tons)	2015	2014
Finished goods inventory	101	123

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2015	2014	2015	2014
Net (loss) income including noncontrolling interests	$(10)	$5	$(10)	$6
Depreciation and amortization	16	17	48	52
EBITDA	6	22	38	58
Industry trends
North American demand for newsprint dropped by 12% through September. Production was down by 15% in the same period, contributing to operating rates of 91% in North America. Global demand was down by 10% through three quarters, with drops in all major regions, including Asia (9%), Western Europe (9%), and Latin America (10%). Total exports from North America were down by 16%, including a drop of 17% to Latin America and 19% to Asia. World operating rates excluding North America and Western Europe were 83% through September.
Three months ended September 30, 2015 vs. September 30, 2014
Operating (loss) income variance analysis

NEWSPRINT
(unaudited, in $ millions)

5
(40)
(41)
(7)
26
14
18
6
3
1
5
(10)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q3'14 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q3'15 OPERATING LOSS

Sales
Newsprint sales dropped by $88 million, or 25%, to $258 million in the third quarter of 2015. This reflects a 67,000 metric ton decrease in shipments and a $93 per metric ton drop in average transaction price, which includes the unfavorable effect of the weaker Canadian dollar on sales denominated in that currency. The drop in shipments largely follows lower production volumes as a result of the 465,000 metric tons of closures we announced in December of 2014 at three newsprint machines in Canada due to the ongoing challenges for North American producers in the global newsprint business, who face an accelerating pace of North American and global decline and the effect of very low operating rates outside North America and Western Europe. Capacity closures are part of our efforts to optimize the asset base, maximizing the utilization of our most cost-effective mills and streamlining production to adapt to changing market dynamics.
Compared to the third quarter of 2014, our international shipments are down by 16%, and domestic shipments are down by 8%. Accordingly, our domestic shipments represented 60% of total newsprint shipments in the quarter. Finished goods inventory rose by 4% in the quarter.
We recorded 34,000 metric tons of downtime in the quarter, compared to 83,000 metric tons in the year-ago period. That period included 21,000 metric tons of downtime associated with our mill in Iroquois Falls, Ontario, which has since been permanently closed.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $58 million lower in the period, reflecting the effect of lower volume ($26 million), the weaker Canadian dollar ($18 million) and a $14 million improvement in manufacturing costs, due to:

•	the effect of asset optimization initiatives, including the closure of our Iroquois Falls mill ($6 million);

•	higher contribution from cogeneration facilities ($5 million);

•	lower natural gas prices and recycled paper costs ($4 million); and

•	a favorable property tax adjustment ($2 million);

partially offset by the recognition of an energy saving incentive in the U.S. Southeast in 2014 ($6 million).
Distribution costs
After removing the effects of lower volume and the weaker Canadian dollar, distribution costs were $2 million lower in the period.
Selling, general and administrative expenses
SG&A was $5 million lower in the period, mostly because of the effect of the weaker Canadian dollar and the timing of expenses.
Nine months ended September 30, 2015 vs. September 30, 2014
Operating (loss) income variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING (LOSS) INCOME VARIANCE

6
(104)
(97)
(17)
68
49
50
15
8
4
8
(10)
Q1-Q3'14 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
Q1-Q3'15 OPERATING LOSS

Sales
Newsprint sales dropped by $218 million, or 21%, to $838 million in the first nine months of the year, reflecting a 175,000 metric ton decrease in shipments, in line with lower production volume following our recent capacity closures, and a $71 per metric ton drop in average transaction price, which includes the unfavorable effect of the weaker Canadian dollar on sales denominated in that currency.
Compared to 2014, our international shipments fell by 13% and our domestic shipments were down by 8%. Accordingly, our domestic shipments represented 60% of total newsprint shipments in the period.
We recorded 68,000 metric tons of downtime in 2015, compared to 151,000 metric tons in the comparable period. The 2014 period included 24,000 metric tons of downtime associated with our mill in Iroquois Falls and downtime associated with the fiber availability limitations at certain mills in Québec.

Cost of sales, excluding depreciation, amortization and distribution costs
COS were $167 million lower in the period, reflecting the effect of lower volume ($68 million), the weaker Canadian dollar ($50 million) and a $49 million improvement in manufacturing costs, due to:

•	the abnormally cold winter of 2014 ($21 million), particularly the cost of electricity at the Ontario mills;

•	the effect of asset optimization initiatives, including the closure of our Iroquois Falls mill ($17 million);

•	lower commodity prices ($10 million);

•	favorable property tax adjustments ($4 million);

•	lower maintenance costs ($4 million); and

•	higher contribution from cogeneration facilities ($3 million);
offset in part by:

•	higher power prices ($8 million), mainly in Ontario; and

•	the recognition of an energy saving incentive in the U.S. Southeast in 2014 ($6 million).
Distribution costs
After removing the effects of lower volume and the weaker Canadian dollar, distribution costs were $5 million lower in the period, primarily due to the weather-related increases in freight and warehousing costs in the first quarter of 2014. Lower fuel surcharges in 2015 were offset in part by higher freight rates.
Selling, general and administrative expenses
SG&A was $8 million lower in the period primarily due to the effect of the weaker Canadian dollar and the timing of expenses.

SPECIALTY PAPERS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions, except where otherwise stated)	2015	2014	2015	2014
Sales	$286	$329	$830	$955
Operating income (loss) (1)	9	6	31	(23)
EBITDA (2)	27	26	85	41
(in thousands of short tons)
Shipments	411	463	1,181	1,335
Downtime	18	13	43	113

	As of September 30,
(unaudited, in thousands of short tons)	2015	2014
Finished goods inventory	102	122

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2015	2014	2015	2014
Net income (loss) including noncontrolling interests	$9	$6	$31	$(23)
Depreciation and amortization	18	20	54	64
EBITDA	27	26	85	41
Industry trends
Year-to-date demand for uncoated mechanical papers was down by 12% in North America, with supercalendered, or “SC”, grades down by 9% and standard grades, which include our super-brights and high-brights, down by 13%. Overall production was down by a corresponding 14%, leading to operating rates of 90%.

Demand for coated mechanical grades was down by 7% through September, but the shipment-to-capacity ratio was 93% as a result of a 9% reduction in capacity.
Three months ended September 30, 2015 vs. September 30, 2014
Operating income variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

6
(36)
(5)
(2)
17
6
12
4
3
2
2
9
Q3'14 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
Q3'15 OPERATING INCOME

Sales
Specialty paper sales decreased by $43 million, or 13%, to $286 million in the third quarter, mostly because of a 52,000 short ton (47,200 metric tons) reduction in shipments following the closure of our Laurentide, Québec, mill in the fourth quarter of 2014.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $35 million in the quarter. After removing the effects of the weaker Canadian dollar and lower volume, our manufacturing costs fell by $6 million, mostly reflecting the effect of asset optimization initiatives ($4 million) with the closure of our Laurentide mill in 2014.

Distribution costs
After removing the effects of lower volume and the weaker Canadian dollar, distribution costs were $2 million lower in the period.
Nine months ended September 30, 2015 vs. September 30, 2014
Operating income (loss) variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING INCOME (LOSS) VARIANCE

(23)
(110)
(8)
(7)
67
44
34
13
6
10
5
31
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q1-Q3'14 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'15 OPERATING INCOME

Sales
Specialty paper sales decreased by $125 million, or 13%, to $830 million in the first nine months of the year, mostly as a result of a 154,000 short ton (139,700 metric tons) drop in shipments with the closure of our Laurentide mill in the fourth quarter of 2014.
We recorded 43,000 short tons (39,000 metric tons) of downtime in 2015, compared to 113,000 short tons (102,500 metric tons) in the comparable period. That period included 56,000 short tons (50,800 metric tons) of downtime associated with the idled paper machines at Catawba, South Carolina, and Fort Frances, Ontario, both of which have since been permanently closed and are no longer recorded as downtime.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $145 million in the period. After removing the effects of the weaker Canadian dollar and lower volume, our manufacturing costs fell by $44 million, reflecting:

•	the effect of asset optimization initiatives ($15 million), including the closure of our Laurentide and Fort Frances mills in 2014;

•	the abnormally cold winter of 2014 ($11 million), which included a significant increase in steam costs, particularly at our U.S. Southeast mills;

•	better chemical and steam costs as a result of lower prices and higher mill efficiencies ($10 million); and

•	lower maintenance costs and fewer operational disruptions ($8 million);
offset in part by higher fiber usage, in part due to product mix ($7 million).

Distribution costs
After removing the effects of lower volume and the weaker Canadian dollar, distribution costs were $4 million lower in the period, primarily due to the weather-related increases in freight and warehousing costs in the first quarter of 2014. The favorable effect of lower fuel surcharges was almost all offset by the impact of an increase in average length of haul and higher freight rates.
Depreciation and amortization
The lower depreciation and amortization reflects the closure of a machine at our Catawba mill and the permanent closure of the Laurentide mill.
Selling, general and administrative expenses
SG&A was $5 million lower in the period, mostly due to the effect of the weaker Canadian dollar and the timing of expenses.

MARKET PULP
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions, except where otherwise stated)	2015	2014	2015	2014
Sales	$230	$255	$679	$730
Operating income (1)	22	20	59	51
EBITDA (2)	36	33	99	90
(in thousands of metric tons)
Shipments	360	363	1,039	1,032
Downtime	25	27	90	63

	As of September 30,
(unaudited, in thousands of metric tons)	2015	2014
Finished goods inventory	77	94

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2015	2014	2015	2014
Net income including noncontrolling interests	$22	$20	$59	$51
Depreciation and amortization	14	13	40	39
EBITDA	36	33	99	90
Industry trends
Through September, world demand for chemical pulp grew by 3% compared to the same period of 2014, including an increase of 8% in China and 4% in Latin America. World capacity grew by approximately 2% in the same period, mostly reflecting the significant expansions of Latin American hardwood capacity. Year-to-date demand for softwood was up by 1%, which reflects a 7% increase in shipments to China, offset by a 3% decrease of shipments to Western Europe. In the same period, demand for hardwood pulp was up by 4%, with shipments higher by 9% to China and 3% to Western Europe, but down by 4% to North America.
Three months ended September 30, 2015 vs. September 30, 2014
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

20
(3)
(22)
2
12
11
1
(1)
2
22
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
Q3'14 OPERATING INCOME
Q3'15 OPERATING INCOME

Sales
Sales were $25 million lower, or 10%, to $230 million in the quarter. Shipments were essentially unchanged, down 3,000 metric tons, but the average transaction price fell by $62 per metric ton. The lower prices affected all the subgrades, but it was most pronounced in softwood and fluff pulp.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $25 million in the quarter. When adjusting for the effects of lower volume and the weaker Canadian dollar, manufacturing costs improved by $12 million as a result of:

•	lower commodity prices and higher mill efficiencies ($7 million); and

•	a favorable property tax adjustment ($4 million).

Nine months ended September 30, 2015 vs. September 30, 2014
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

51
4
(55)
(2)
41
18
(1)
3
59
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q1-Q3'14 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'15 OPERATING INCOME

Sales
Sales were $51 million lower, or 7%, to $679 million in the first nine months of the year. Shipments were 7,000 metric tons higher, but the average market price dropped by $53 per metric ton as a result of lower transaction prices across all grades, but mostly softwood.
We recorded 27,000 metric tons of additional downtime in the period compared to the year-ago period as a result of a production slowback at our recycled bleached kraft mills and the timing of the annual maintenance in Saint-Félicien, Québec.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $57 million in the period. Manufacturing costs improved by $41 million after adjusting for the effect of higher volume and the favorable effect of the weaker Canadian dollar, reflecting:

•	lower commodity prices and higher mill efficiencies ($15 million);

•	lower maintenance costs and fewer operational disruptions ($9 million);

•	the abnormally cold winter of 2014, including higher steam costs and wood prices in the year-ago period ($8 million);

•	a favorable property tax adjustment ($4 million); and

•	higher contribution from the cogeneration facility at Saint-Félicien ($3 million).

WOOD PRODUCTS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions, except where otherwise stated)	2015	2014	2015	2014
Sales	$131	$166	$404	$462
Operating income (1)	9	24	10	51
EBITDA (2)	18	32	36	75
(in millions of board feet)
Shipments (3)	421	422	1,232	1,195
Downtime	47	46	124	119

	As of September 30,
(unaudited, in millions of board feet)	2015	2014
Finished goods inventory (3)	135	124

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2015	2014	2015	2014
Net income including noncontrolling interests	$9	$24	$10	$51
Depreciation and amortization	9	8	26	24
EBITDA	18	32	36	75
Industry trends
Average U.S. housing starts were 1.2 million on a seasonally-adjusted basis in the third quarter, up by 13% from the same period last year. But North American exports of lumber to China were down by 15% through August.

Three months ended September 30, 2015 vs. September 30, 2014
Operating income variance analysis

WOOD PRODUCTS
(unaudited, in $ millions)

24
(35)
5
15
(1)
1
9
Q3'14 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
Q3'15 OPERATING INCOME

Sales
Sales were $35 million lower, or 21%, to $131 million as a result of an $80 per thousand board feet drop in average transaction price, or 20%.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the favorable effect of the weaker Canadian dollar, manufacturing costs improved by $5 million, mostly due to the recognition of additional tax credits in connection with infrastructure investments.

Nine months ended September 30, 2015 vs. September 30, 2014
Operating income variance analysis

WOOD PRODUCTS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

51
15
(73)
(8)
3
26
(1)
(1)
(2)
10
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
Q1-Q3'14 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'15 OPERATING INCOME

Sales
Sales were $58 million lower, or 13%, to $404 million in the first three quarters of the year, reflecting a $59 per thousand board feet drop in average transaction price, or 15%. Shipments, however, increased by 37 million board feet following our capacity enhancement initiatives, including better productivity at our Comtois, Québec, sawmill, the start-up of our Thunder Bay, Ontario, wood pellet facility and also volume from our new Atikokan and Ignace sawmills in Ontario.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effect of higher volume and the favorable effect of the weaker Canadian dollar, manufacturing costs improved by $3 million, mainly because of the recognition of tax credits in connection with infrastructure investments, partly offset by unfavorable fiber costs, including higher stumpage fees in the province of Québec, net of lower fuel prices.

CORPORATE AND OTHER
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2015	2014	2015	2014
Cost of sales, excluding depreciation, amortization and distribution costs	$(15)	$(6)	$(47)	$(9)
Depreciation and amortization	(2)	(2)	(8)	(5)
Selling, general and administrative expenses	(5)	(2)	(20)	(7)
Closure costs, impairment and other related charges	(2)	(85)	(8)	(147)
Net gain on disposition of assets	—	—	—	2
Operating loss	$(24)	$(95)	$(83)	$(166)
Interest expense	(9)	(12)	(32)	(35)
Other (expense) income, net	(1)	(65)	5	(58)
Income tax (provision) benefit	(2)	1	(22)	8
Net loss including noncontrolling interests	$(36)	$(171)	$(132)	$(251)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in millions)	2015	2014	2015	2014
Net loss including noncontrolling interests	$(36)	$(171)	$(132)	$(251)
Interest expense	9	12	32	35
Income tax provision (benefit)	2	(1)	22	(8)
Depreciation and amortization	2	2	8	5
EBITDA	$(23)	$(158)	$(70)	$(219)
Foreign exchange translation loss	5	17	2	14
Closure costs, impairment and other related charges	2	85	8	147
Inventory write-downs related to closures	—	6	1	10
Start-up costs	2	1	4	2
Net gain on disposition of assets	—	—	—	(2)
Write-down of equity method investment	—	50	—	50
Non-operating pension and OPEB costs (credits)	13	(2)	39	(8)
Other income, net	(4)	(2)	(7)	(6)
Adjusted EBITDA	$(5)	$(3)	$(23)	$(12)
Three months ended September 30, 2015 vs. September 30, 2014
Cost of sales, excluding depreciation, amortization and distribution costs
We incurred COS of $15 million in the third quarter, almost all of which is due to non-operating pension and OPEB costs ($13 million). In the same period last year, we incurred COS of $6 million, most of which was due to the write-down of mills stores in connection with the permanent closure of our Laurentide mill ($5 million). The higher defined benefit pension and OPEB plans costs related mainly to the amortization of actuarial losses incurred in 2014, which reflect the substantial drop in discount rates and longer life expectancy assumptions in both the U.S. and Canada, which caused the net pension and OPEB liability to increase by $330 million in 2014.

Selling, general and administrative expenses
The SG&A allocated to “corporate and other” was $3 million higher in the quarter because of higher project costs, offset in part by a group insurance refund.
Closure costs, impairment and other related charges
We recorded $2 million of closure costs, impairment and other related charges in the quarter, compared to $85 million in the year-ago period. Last year’s amount included $65 million of accelerated depreciation, $11 million for severance and other termination benefits, and $5 million for other closure costs, including environmental remediation obligations, in connection with the permanent closure of our Laurentide mill.
Nine months ended September 30, 2015 vs. September 30, 2014
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $47 million in the period compared to $9 million in the year-ago period. The current period includes:

•	non-operating pension and OPEB costs ($39 million);

•	asset preservations costs for the permanently closed Fort Frances, Laurentide and Iroquois Falls mills ($6 million); and

•	start-up costs with the construction of our Atikokan sawmill ($4 million).
In the same period of 2014, we incurred COS of $9 million, which included:

•	write-off of mill stores ($10 million) in connection with the permanent closure of the idled machine at Catawba and the permanent closure of the Laurentide mill; and

•	asset preservation costs ($8 million) mainly related to the permanently closed Fort Frances mill;
mostly offset by non-operating pension and OPEB credits ($8 million).
Depreciation and amortization
Depreciation and amortization was $3 million higher in the period, mainly because of the amortization of costs associated with the implementation of our integrated business management software.
Selling, general and administrative expenses
The SG&A allocated to “corporate and other” was $13 million greater in this year’s period, primarily because of higher project costs and a change in the forfeiture rate assumptions for our equity-based awards.
Closure costs, impairment and other related charges
In 2015, we recorded closure costs, impairment and other related charges of $8 million, mainly for impairment of assets, accelerated depreciation and idling and cleaning costs at our permanently closed Iroquois Falls mill.
In the same period last year, we recorded closure costs, impairment and other related charges of $147 million, which included:

•
$65 million of accelerated depreciation, $11 million for severance and other termination benefits, and $5 million for other closure costs, including environmental remediation obligations, in connection with the permanent closure of the Laurentide mill;

•	$45 million of accelerated depreciation following the permanent closure of the idled paper machine at Catawba;

•	$8 million of idling and cleaning costs, and severance charges at the Fort Frances mill;

•	$6 million for long-lived asset impairment charges in connection with our recycling assets; and

•	$3 million of accelerated depreciation for a paper machine closed at Iroquois Falls.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our asset-based revolving credit facility to fund our operations, make pension contributions, and finance our working capital, capital expenditures and share repurchases. As of September 30, 2015, we had cash and cash equivalents of $235 million and availability of $448 million under our asset-based revolving credit facility.
In our view, we have sufficient financial resources available to finance our business plan, meet working capital requirements and maintain an appropriate level of capital spending.
On October 15, the U.S. Department of Commerce, or “Commerce”, issued a final determination in connection with its investigation of Canadian-origin SC paper exported to the U.S. market, in which it assigned a subsidy rate of 17.87% to our Canadian-produced SC paper. Since October 20, we have been required to make cash deposits at the 17.87% subsidy rate for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. If the U.S. International Trade Commission, or the “USITC”, rules that exports from Canada to the U.S. have caused or threatened to cause material injury to the U.S. SC paper industry, we will be required to continue making cash deposits at the 17.87% subsidy rate until Commerce sets a countervailing duty rate in an administrative review, which may not be finalized until December of 2017, or possibly later. Based on our current operating parameters, the cash deposits could be as high as $25 million per year, which could significantly and adversely impact the competitive position of our Canadian SC paper operations. To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency will be converted into actual countervailing duties.
New ABL credit facility
On May 22, 2015, we entered into a new five-year credit agreement for a senior secured asset-based revolving credit facility, or “ABL credit facility,” with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. This facility replaces our previous $665 million senior secured asset-based revolving credit facility, originally dated as of December 9, 2010. The ABL credit facility will mature on May 22, 2020. The facility was undrawn as of September 30, 2015, except for $34 million of ordinary course letters of credit.
Flow of Funds
Summary of cash flows

	Nine Months Ended September 30,
(unaudited, in millions)	2015	2014
Net cash provided by operating activities	$90	$80
Net cash used in investing activities	(128)	(133)
Net cash used in financing activities	(62)	(2)
Effect of exchange rate changes on cash and cash equivalents	(2)	(2)
Net decrease in cash and cash equivalents	$(102)	$(57)
Nine months ended September 30, 2015 vs. September 30, 2014
Cash provided by operating activities
We generated $90 million of cash from operating activities in the first nine months of the year, compared to $80 million in the year-ago period. The increase is mainly due to the favorable effect of the weaker Canadian dollar on overall pension contributions, offset in part by lower sales and higher planned maintenance expenditures.
Cash used in investing activities
Investing activities, down $5 million against the year-ago period, consisted mostly of cash invested in fixed assets, which reflects investments in strategic projects such as: the construction of our new sawmill in Atikokan; the upgrade to the Calhoun pulp mill to install a continuous digester and other wood chip processing equipment; the tissue manufacturing and converting facility; and the implementation of our integrated business management software.
Cash used in financing activities
We used $62 million in financing activities in the first nine months of the year, almost all of which related to share repurchases.
Share Repurchase Program
On May 28, 2015, our board of directors authorized a $50 million increase to our existing $100 million share repurchase program, which was originally launched in May of 2012. As of December 31, 2014, we had repurchased 5.6 million shares, at a cost of $67 million. During the three and nine months ended September 30, 2015, we repurchased 2.3 million and 5.5 million shares, respectively, at a cost of $22 million and $59 million, respectively. There remains $24 million under the program.

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
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of September 30, 2015. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
(b) Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information on our legal proceedings is presented under Part I, Item 3, “Legal Proceedings,” in our 2014 Annual Report. Except as otherwise provided hereafter, there have been no material changes to the legal proceedings described in the 2014 Annual Report.
On February 26, 2015, a countervailing duty petition was filed with Commerce and the USITC by certain U.S. SC paper producers requesting the U.S. government to impose countervailing duties on Canadian-origin SC paper exported to the U.S. market. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of SC paper to the U.S. and was selected as a mandatory respondent to be individually investigated by Commerce. On August 3, 2015, Commerce assigned a preliminary subsidy rate of 2.04% to our SC paper produced at our Canadian mills. On October 15, 2015, Commerce issued a final determination and increased the subsidy rate applicable to our Canadian-produced SC paper to 17.87%. Since October 20, 2015, we have been required to make cash deposits at the 17.87% subsidy rate for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. If the USITC rules that exports from Canada to the U.S. have caused or threatened to cause material injury to the U.S. SC paper industry, we will be required to continue making cash deposits at the 17.87% subsidy rate until Commerce sets a countervailing duty rate in an administrative review, which may not be finalized until December of 2017, or possibly later. Based on our current operating parameters, the cash deposits could be as high as $25 million per year. To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency will be converted into actual countervailing duties. We are not presently able to determine the ultimate resolution of this matter, but we believe it is not probable that we will be assessed with significant countervailing duties. Accordingly, no contingent loss was recorded in respect of this petition in our Consolidated Statement of Operations for the nine months ended September 30, 2015.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors” in our 2014 Annual Report, which could materially affect our business, financial condition or future results. The risks described in this report and in our 2014 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results. Except as otherwise provided hereafter, there have been no material changes to the risk factors previously disclosed in our 2014 Annual Report.
We may be subject to countervailing duty trade remedies on international sales of our products, which could adversely affect our operations and cash flows.
Under international agreements and the domestic trade laws of many countries, trade remedies are available to domestic industries where imports are considered to be “subsidized” and such imports cause material injury, or an imminent threat of material injury, to a domestic industry. Although there are differences in how the trade remedies are assessed, such laws typically have common features established in accordance with World Trade Organization standards. In the U.S., where injurious subsidization is found, the trade remedy is typically a countervailing duty order. In principle, a duty equal to the amount of subsidization is imposed on the importer of the product, however, authorities have imposed assumed or estimated rates on products that may not be based on subsidies actually received by the producer. Such duty orders do not prevent the importation of product, but rather require the importer of the product to pay to the government a countervailing duty or a deposit on estimated countervailing duties.
One of our Canadian subsidiaries is a respondent in a Commerce and USITC investigation of whether SC paper exports from Canada receive countervailable subsidies that injure, or threaten to injure, U.S. producers. The investigation was commenced in response to a countervailing duty petition filed with Commerce and the USITC on February 26, 2015, by certain U.S. SC paper producers. On August 3, 2015, Commerce assigned a preliminary subsidy rate of 2.04% to our SC paper produced at our Canadian mills. On October 15, 2015, Commerce issued a final determination and increased the subsidy rate applicable to our Canadian-produced SC paper to 17.87%. 17.10% of that rate is based on a rate set in a 1992 administrative review concerning imports of pure and alloy magnesium. Commerce used that rate from the 1992 review by applying “adverse facts available” to our Canadian subsidiary based on its determination that it discovered unreported government assistance during the course of the investigation, and on its application of an interpretive rule, that was published and went into effect on August 6, 2015, to the investigation conducted prior to August 2015. Since October 20, 2015, we have been required to make cash deposits at the 17.87% subsidy rate for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. If the USITC rules that exports from Canada to the U.S. have caused or threatened to cause material injury to the U.S. SC paper industry, we will be required to continue making cash deposits at the 17.87% subsidy rate until Commerce sets a countervailing duty rate in an administrative review, which may not be finalized until December of 2017, or possibly later. Based on our current operating parameters, the cash deposits could be as high as $25 million per year.
The countervailing duty rate set in any administrative review will be based on Commerce’s determination of countervailable subsidies received during the 12 months preceding the beginning of the administrative review, and will not be based on the 17.87% subsidy rate announced by Commerce in October 2015. We expect such a review to commence in December of 2016, and we may be subject to annual administrative reviews until December 2020, or possibly later. We believe that SC paper produced at our Canadian mills will ultimately not be subject to any significant countervailing duty; however, we cannot provide any assurance regarding the countervailing duty rate that may be determined by Commerce. In addition, if in the administrative review Commerce sets rates based on an examination of other Canadian SC paper producers, rather than based on an examination of our Canadian subsidiary, the final duty rate set for our Canadian produced SC paper may not reflect an amount of countervailable subsidies received by us, but rather an average of the rates of Canadian producers that are individually examined in the administrative review. We believe we will be individually examined, but we cannot provide any assurances. To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency will be converted into actual countervailing duties. In either case, once a countervailing duty rate is set, we will be required to continue paying countervailing duties at that rate, or a rate determined in a subsequent administrative review, on our imports of SC paper from our Canadian mills to the U.S. until we are determined not to be receiving countervailable subsidies. Even if the countervailing duty rate is determined to be less than 17.87%, the requirement that we make cash deposits at that 17.87% rate until the countervailing duty rate is determined could require us to set aside a substantial amount of cash, and could significantly and adversely impact the competitive position of our Canadian SC paper operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information about our stock repurchases for the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31	300,000	$11.52	300,000	$42,683,730
August 1 to August 31	—	—	—	42,683,730
September 1 to September 30	2,000,000	9.35	2,000,000	23,983,730
Total	2,300,000	$9.63	2,300,000	$23,983,730

(1)	On May 28, 2015, our board of directors authorized a $50 million increase to our existing $100 million share repurchase program, which was originally launched in May of 2012.

RESOLUTE FOREST PRODUCTS INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.
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
Date: November 9, 2015

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