Form 10-K
period 2015-12-31
Resolute Forest Products Inc.
filed 2016-02-29
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 001-33776
RESOLUTE FOREST PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0526415
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

111 Duke Street, Suite 5000; Montréal, Quebec; Canada H3C 2M1
(Address of principal executive offices) (Zip Code)
(514) 875-2515
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	New York Stock Exchange Toronto Stock Exchange
(Title of class)	(Name of exchange on which registered)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was approximately $698 million.
As of January 29, 2016, there were 89,492,774 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2015 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF
THIRD-PARTY DATA
Statements in this Annual Report on Form 10-K (“Form 10-K”) that are not reported financial results or other historical information of Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “Resolute,” “we,” “our,” “us” or the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts and initiatives to reduce costs and increase revenues and profitability; business and operating outlook; future pension funding obligations; assessment of market conditions; our growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; the expected benefits of our acquisition of Atlas Paper Holdings, Inc. and its subsidiaries (“Atlas Paper”) and strategies for achieving our goals generally, including the strategies described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business,” of this Form 10-K. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this Form 10-K include, but are not limited to, the impact of: developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; any additional closure costs and long-lived asset or goodwill impairment or accelerated depreciation charges; currency fluctuations; global economic conditions; intense competition in the forest products industry; negative publicity, even if unjustified; the highly cyclical nature of the forest products industry; contributions to our Canadian pension plans at levels higher than expected; the terms of our outstanding indebtedness, which could restrict our current and future operations; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate our businesses and the businesses of Atlas Paper or that such integration may be more difficult, time-consuming or costly than expected or expected benefits from the acquisition may not be fully realized or realized within the expected time frame; future acquisitions, divestitures or other strategic transactions or projects we may pursue; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; future regulation of our Canadian softwood lumber exports to the United States; countervailing duties, cash deposit requirements or other trade remedies, which could require us to set aside or pay a substantial amount of cash and impact the competitive position of the affected operations; any difficulties in obtaining wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; any labor disputes; changes in political or economic conditions in Canada, the United States or other countries in which our products are manufactured or sold; physical and financial risks associated with climate change; any additional environmental or health and safety liabilities; disruptions to our supply chain, operations or the delivery of our products; losses that are not covered by insurance; the actions of holders of a significant percentage of our common stock; extreme weather conditions or natural or man-made disasters; cyber security risks; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors.”
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

PART I
ITEM 1. BUSINESS
We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers. We own or operate over 40 pulp, paper, tissue and wood products facilities in the United States, Canada and South Korea, as well as power generation assets in Canada. Marketing our products in close to 80 countries, we have third-party certified 100% of our managed woodlands to at least one of two internationally recognized forest management standards.
Resolute Forest Products Inc., a Delaware corporation, was formed on January 25, 2007, from the merger of Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated. Our common stock trades under the stock symbol “RFP” on both the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (the “TSX”).
Executive Officers
The following is information about our executive officers as of February 29, 2016:

Name	Age	Position	Since
Richard Garneau	68	President and Chief Executive Officer	2011
Pierre Laberge	59	Senior Vice President, Human Resources	2011
Yves Laflamme	59	Senior Vice President, Wood Products, Procurement and Information Technology	2007
Jo-Ann Longworth	55	Senior Vice President and Chief Financial Officer	2011
André Piché	57	Senior Vice President, Tissue Group, and Calhoun, Catawba and Mokpo Operations	2014
Richard Tremblay	52	Senior Vice President, Pulp and Paper Group	2014
Jacques P. Vachon	56	Senior Vice President, Corporate Affairs and Chief Legal Officer	2007
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
Ms. Longworth previously served as special advisor to the president and chief executive officer, focusing on special mandates, from July 2011 to August 2011. Prior to joining Resolute Forest Products, she served as senior vice president and chief accounting officer with World Color Inc. (formerly Quebecor World Inc.) from 2008 to 2010, as chief financial officer with Skyservice Inc. from 2007 to 2008, as vice president and controller with Novelis, Inc. from 2005 to 2006, and held a number of financial and operational roles over a 16-year career with Alcan Inc.
Mr. Piché previously served as senior vice president, pulp and paper operations, from February 2014 to May 2015. He served as interim senior vice president, pulp and paper operations, from November 2013 to January 2014, and as vice president, pulp and paper operations from October 2012 to October 2013, as vice president, operational excellence from November 2007 to September 2012, and as general manager between 1996 and 2007 of our Baie-Comeau, Laurentide, and Clermont mills, all of which are located in Quebec.
Mr. Tremblay previously served as senior vice president, pulp and paper operations from February 2014 to May 2015. He served as interim senior vice president, pulp and paper operations, from November 2013 to January 2014, and as vice president, pulp and paper operations from June 2011 to October 2013. Prior to joining Resolute Forest Products in June 2011, he served as general manager of several mills at Smurfit Stone Container Corporation between 2002 and 2011.
Mr. Vachon previously served as senior vice president and chief legal officer from January 2011 to February 2012, as senior vice president, corporate affairs and chief legal officer from October 2007 to January 2011, and as senior vice president, corporate affairs and secretary of Abitibi from 1997 to October 2007.

Our Products
We manage our business based on the products we manufacture. Our reportable segments correspond to our principal product lines: market pulp, tissue, wood products, newsprint and specialty papers. Certain segment and geographical financial information, including sales by segment and by geographic area, operating income (loss) by segment and long-lived assets by geographic area, can be found in Note 19, “Segment Information” to our consolidated financial statements and related notes (“Consolidated Financial Statements”) appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.
Market pulp
We produce market pulp at seven facilities in North America, with total capacity of approximately 1.8 million metric tons, or approximately 10% of total North American capacity, making us the third largest pulp producer in North America. Approximately 70% of our virgin pulp capacity is softwood-based: northern bleached softwood kraft pulp, southern bleached softwood kraft pulp and fluff pulp. We are also the world’s largest producer of recycled bleached kraft pulp and a competitive producer of northern bleached hardwood kraft pulp and southern bleached hardwood kraft pulp. Wood pulp is the most commonly used material to make paper. Pulp not converted into paper is sold as market pulp, which is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers and other absorbent products. Approximately 30% of our 2015 market pulp shipments were exported outside of North America, including significant exports to Europe, Asia and Latin America.
Tissue
With the acquisition of Atlas Paper in 2015 (as described below), we now produce tissue products at two facilities in North America, both located in Florida. With total capacity of 63,000 short tons (57,000 metric tons), we are a fully integrated manufacturer operating three tissue machines and 14 converting lines. We manufacture a range of tissue products for the away-from-home and private-label at-home markets, including recycled and virgin paper products, covering premium, value and economy grades. These facilities will be complemented by the tissue manufacturing and converting facility in Calhoun, Tennessee, which will have a total capacity of 66,000 short tons (60,000 metric tons). Starting in 2017, we will manufacture premium and ultra-premium tissue products in Calhoun.
Wood products
We operate 15 sawmills in Canada that produce construction-grade lumber sold in North America, mostly on the east coast. Our sawmills produce dimension spruce-pine-fir lumber and are a major source of wood chips for our pulp and paper mills and wood residue we use as fuel in our power cogeneration assets and other operations. In 2015, we shipped 1.6 billion board feet of construction-grade lumber within North America. We also operate two remanufactured wood products facilities that produce bed frame components, finger joints and furring strips, two engineered wood products facilities that produce I-joists for the construction industry, and one wood pellet facility, all of which are located in Canada.
Newsprint
We produce newsprint at 10 facilities in North America and one facility in South Korea. With total capacity of approximately 2.4 million metric tons, or approximately 9% of total worldwide capacity, we are the largest producer of newsprint in the world by capacity. We are also the largest North American producer of newsprint, with capacity of approximately 2.2 million metric tons, or approximately 41% of total North American capacity. We sell newsprint to newspaper publishers all over the world and also to commercial printers in North America for uses such as inserts and flyers. In 2015, approximately 61% of our total newsprint shipments were to North American markets.
Specialty papers
We produce specialty papers at five facilities in North America. Our specialty papers segment is composed of uncoated mechanical papers, including supercalendered (“SC”), superbright, high bright, bulky book and directory papers, as well as coated mechanical papers and uncoated freesheet papers. With total capacity of approximately 1.2 million short tons (1.1 million metric tons), or approximately 30% of total North American capacity, we are the largest producer of uncoated mechanical papers in North America, and the third largest in the world. Also, with 541,000 short tons (491,000 metric tons) of capacity, or approximately 19% of total North American capacity, we are North America’s third largest producer of coated mechanical papers. Our specialty papers are used in books, retail inserts, direct mail, coupons, magazines, catalogs and other commercial printing applications. We sell specialty papers to major commercial printers, direct mailers, publishers, catalogers and retailers, mostly in North America.
For additional information on our corporate strategy, see “Our Business” under Item 7.

Pulp, tissue and paper manufacturing facilities
The following table lists the pulp, tissue and paper manufacturing facilities and the number of paper machines we owned or operated as of December 31, 2015, excluding facilities and paper machines that have been permanently closed as of December 31, 2015. The table presents our total 2015 production by product line (which represents all of our reportable segments except wood products), reflecting the impact of any downtime taken in 2015, and our 2016 capacity. Total capacity is based on an operating schedule of 360 days.

	Number of Machines	2016	2015	2015 Production By Product Line
(In thousands of metric tons)		Total Capacity	Total Production	Market Pulp	Tissue	Newsprint	Specialty Papers
Canada
Alma, Quebec	3	341	318	—	—	—	318
Amos, Quebec	1	196	193	—	—	193	—
Baie-Comeau, Quebec	2	323	319	—	—	319	—
Clermont, Quebec (1)	1	220	218	—	—	218	—
Dolbeau, Quebec	1	143	139	—	—	—	139
Gatineau, Quebec	1	193	193	—	—	193	—
Kénogami, Quebec	1	136	133	—	—	—	133
Saint-Félicien, Quebec	—	356	335	335	—	—	—
Thorold, Ontario	1	197	129	—	—	129	—
Thunder Bay, Ontario	1	560	495	300	—	195	—
United States
Augusta, Georgia	2	397	384	—	—	384	—
Calhoun, Tennessee	3	661	516	57	—	70	389
Catawba, South Carolina	2	721	677	210	—	—	467
Coosa Pines, Alabama	—	268	261	261	—	—	—
Fairmont, West Virginia	—	218	133	133	—	—	—
Grenada, Mississippi	1	246	225	—	—	225	—
Hialeah, Florida (2)	2	33	4	—	4	—	—
Menominee, Michigan	—	178	120	120	—	—	—
Sanford, Florida (2)	1	24	3	—	3	—	—
Usk, Washington (3)	1	235	169	—	—	169	—
South Korea
Mokpo, South Korea	1	200	188	—	—	188	—
Other
Permanently closed facilities and paper machines (4)			14	—	—	14	—
	25	5,846	5,166	1,416	7	2,297	1,446

(1)	Donohue Malbaie Inc. is located in Clermont and is a consolidated subsidiary in which we have a 51% interest. The amounts in the above table represent the mill’s total capacity and production.

(2)
On November 16, 2015, we acquired Atlas Paper, a manufacturer of a range of tissue products for the away-from-home and private-label at-home markets, including virgin and recycled products, covering economy, value and premium grades.

(3)	Ponderay Newsprint Company is located in Usk and is an unconsolidated partnership in which we have a 40% interest. The amounts in the above table represent the mill’s total capacity and production.

(4)	In 2015, we permanently closed a paper machine in Clermont. For additional information, see Note 4, “Closure Costs, Impairment and Other Related Charges,” to our Consolidated Financial Statements.

Wood products facilities
The following table lists the sawmills we owned or operated as of December 31, 2015, excluding facilities that have been permanently closed as of December 31, 2015. The table presents our total 2015 production, reflecting the impact of any downtime taken in 2015, and our 2016 capacity. We do not have access to enough timber to operate most of the sawmills at their total mechanical capacity. Total capacity is based on an operating schedule of 355 days.

	2016	2015
(In million board feet)	Total Capacity	Total Production
Atikokan, Ontario (1)	145	15
Comtois, Quebec	145	106
Girardville, Quebec	218	205
Ignace, Ontario	115	50
La Doré, Quebec	190	188
La Tuque, Quebec (2)	175	77
Maniwaki, Quebec	160	92
Mistassini, Quebec	175	171
Obedjiwan, Quebec (3)	65	49
Pointe-aux-Outardes, Quebec	175	120
Saint-Félicien, Quebec	160	123
Saint-Hilarion, Quebec	85	33
Saint-Ludger-de-Milot, Quebec (4)	11	103
Saint-Thomas, Quebec	75	71
Senneterre, Quebec	155	92
Thunder Bay, Ontario	302	302
	2,351	1,797

(1)	On June 1, 2015, our Atikokan sawmill started the ramp-up process of its operations.

(2)
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

(4)
On February 1, 2016, we sold our interest in Produits Forestiers Petit-Paris Inc., an unconsolidated entity located in Saint-Ludger-de-Milot in which we had a 50% interest. The amounts in the above table represent the mill’s total production and capacity through February 1, 2016.

The following table lists the remanufactured wood, engineered wood and wood pellet products facilities we owned or operated as of December 31, 2015 and their respective 2016 capacity and 2015 production. Total capacity is based on an operating schedule of 355 days.

	2016	2015
(In million board feet, except where otherwise stated)	Total Capacity	Total Production
Remanufactured Wood Products Facilities
Château-Richer, Quebec	66	66
La Doré, Quebec	16	15
Total Remanufacturing Wood Facilities	82	81
Engineered Wood Products Facilities
Larouche and Saint-Prime, Quebec (in million linear feet) (1)	145	102
Wood Pellet Products Facility
Thunder Bay, Ontario (in thousands of metric tons)	45	33

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
Raw Materials
Our operations consume substantial amounts of raw materials such as wood, recovered paper (old newspapers, old magazines and sorted office paper) and chemicals, as well as energy in the manufacturing of our paper, tissue, pulp and wood products. We purchase raw materials and energy sources (to complement internal generation) primarily on the open market.
Wood
Our sources of wood include purchases from local producers, including sawmills that supply residual wood chips, wood harvested from government-owned land on which we hold timber supply guarantees or harvesting rights, and property we own or lease. In Quebec, new legislation has replaced the use of timber supply and forest management agreements with timber supply guarantees on government-owned land as of April 1, 2013. As a result, we no longer have long-term harvesting rights contracts in Quebec but instead are allocated a certain volume of supply through timber supply guarantees. These guarantees are five years in length and are renewable, subject to certain conditions. As of December 31, 2015, we were allocated 4.1 million cubic meters of supply through the timber supply guarantees. In Ontario, we had long-term harvesting rights for approximately 11.4 million acres of Crown-owned land, as of December 31, 2015. The harvesting rights licenses in Ontario are 20 years in length and automatically renew every five years, contingent upon our continual compliance with environmental performance and reforestation requirements.
We depend heavily on harvesting rights and timber supply guarantees over government-owned land in Ontario and Quebec, respectively. In particular, the volume of harvest permitted under these licenses is subject to limits, generally referred to as the “annual allowable cut,” which are reviewed regularly, typically every five years in Quebec and every 10 years in Ontario. Between 2006 and 2011, the chief forester of the province of Quebec ordered reductions to the allowable harvest of approximately 24% in Quebec, and a further reduction of approximately 4% between 2013 and 2018. Also, as of April 1, 2013, about 25% of the then remaining timber supply guarantees allocated in Quebec were transferred to an open auction system that was implemented in 2013.
We have sought out independent certification for 100% of the forests that we manage or on which we hold significant harvesting rights in order to demonstrate our strong belief that it is possible to carefully harvest trees while maintaining biodiversity and protecting the forest values important to a range of stakeholders. The woodlands that we manage are all independently certified to at least one of two internationally recognized forest management standards: Sustainable Forestry Initiative® (“SFI®”) and Forest Stewardship Council® (“FSC®”).
In 2015, we successfully maintained SFI forest management certification for all of our managed woodlands in Quebec and Ontario. In addition, we continue to be one of the largest holders of SFI and FSC forest management certificates in North

America. On January 1, 2014, three of our FSC forest management certificates (Black Spruce and Dog River Matawin forests, Ontario; Lac-Saint-Jean, Quebec; and Mistassini-Péribonka, Quebec) were temporarily suspended under the FSC National Boreal Standard. The Black Spruce and Dog River Matawin forests certification was reinstated on November 25, 2015. The suspension of the Lac-Saint-Jean certificate was extended on July 2, 2015, for an additional 12 months, and the Mistassini-Péribonka certificate expired on December 3, 2014. Both areas remain certified under the SFI standard, and we remain fully committed to 100% certification to at least one of two internationally recognized forest management standards in use in Canada.
We have also instituted fiber-tracking systems at all of our North American facilities to ensure that our wood fiber supply comes from acceptable sources such as certified forests and legal harvesting operations. These systems are third-party certified according to one or more of three internationally recognized chain of custody standards, namely SFI, FSC and Programme for the Endorsement of Forest Certification (“PEFC”), with the exception of the fiber-tracking system of our new Atikokan sawmill, which is expected to be third-party certified in 2016. For both our internal and external wood and fiber sources, 100% is procured through the FSC Controlled Wood standard, the PEFC due diligence requirements or the SFI fiber sourcing requirements, and in some cases a combination of these standards.
We strive to improve our forest management and wood fiber procurement practices and we encourage our wood and fiber suppliers to demonstrate continual improvement in forest resource management, wood and fiber procurement and third-party certification.
The 2006 Softwood Lumber Agreement (the “SLA”), which governed Canada’s softwood lumber exports to the United States, expired in October 2015. The SLA provided for, among other things, softwood lumber to be subject to one of two ongoing border restrictions, depending upon the province of first manufacture with several provinces being exempt from these border restrictions. Volume quotas were established for each company within the provinces of Ontario and Quebec based on historical production, and the volume quotas were not transferable between provinces. Quota volume restrictions were lifted if U.S. composite prices rose above $355 composite per thousand board feet. Although the agreement has expired, its terms provided that no trade sanctions would be imposed with respect to softwood lumber imports from Canada for one year following its expiration, that is, until October of 2016. It is uncertain how or whether Canadian softwood lumber exports to the United States will be regulated after October 2016. For additional information, see Item 1A, “Risk Factors – There is uncertainty with respect to future regulation of our Canadian softwood lumber exports to the United States,” of this Form 10-K.
Recovered paper
We are one of the largest consumers of recycled fiber in North America and have a number of de-inking plants that use advanced mechanical and chemical processes to manufacture high quality pulp from recovered paper. Using recovered paper, we produce, among other things, recycled newsprint comparable in quality to paper produced with 100% virgin fiber pulp. The Thorold and Mokpo newsprint operations, the Menominee and Fairmont pulp operations, and the Hialeah tissue operations, produce products containing 100% recycled fiber. In 2015, we used 0.9 million metric tons of recovered paper in our production processes and averaged 19% recycled fiber content in the newsprint we produced.
Energy
Steam and electrical power constitute the primary forms of energy used in pulp, tissue and paper production. Process steam is produced in boilers using a variety of fuel sources, as well as heat recovery units in mechanical pulp facilities. All of our mills produce 100% of their own steam requirements, with the exception of our Thorold mill. In 2015, our Alma, Calhoun, Catawba, Coosa Pines, Dolbeau, Gatineau, Kénogami, Saint-Félicien and Thunder Bay operations collectively consumed approximately 47% of their electrical requirements from internal sources, notably on-site cogeneration and hydroelectric dams. We purchased the balance of our energy needs from third parties. We have seven sites that operate cogeneration facilities and all of these sites generate primarily “green energy” from renewable biomass. In addition, we utilize alternative fuels such as methane from landfills, used oil and tire-derived fuel to reduce consumption of fossil fuels.
As of December 31, 2015, we had one hydroelectric generation and transmission network (Hydro-Saguenay in the Saguenay region of Quebec), which consisted of seven generating stations with 170 MW of capacity and generation of 1,076 GWh. The water rights agreements required to operate some of these facilities typically range from 10 to 25 years and, subject to certain conditions, are generally renewable for additional terms. In some cases, the agreements are contingent on the continued operation of the related paper mills and a minimum level of capital spending in the region. For the other facilities, the right to generate hydroelectricity stems from our ownership of the riverbed on which these facilities are located.

Competition
In general, our products, other than tissue, are globally-traded commodities and are marketed in close to 80 countries. The markets in which we compete are highly competitive and, aside from quality specifications to meet customer needs, the production of our products, other than tissue, does not depend upon a proprietary process or formula. Pricing and the level of shipments of our products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories, and fluctuations in currency exchange rates. Any material decline in prices for our products or other adverse developments in the markets for our products could have a material adverse effect on our results of operations or financial condition. Prices for our products have been and are likely to continue to be highly volatile.
We compete with a number of other major market pulp producers with operations in North America. Market pulp is a globally-traded commodity for which competition exists in all major markets. We produce six major grades of market pulp (northern and southern softwood, northern and southern hardwood, recycled bleached kraft and fluff) and compete with other producers from South America (eucalyptus hardwood and radiata pine softwood), Europe (northern hardwood and softwood) and Asia (mixed tropical hardwood). Price, quality, service and fiber sources are considered the main competitive determinants.
We are an integrated manufacturer of tissue products and compete with several major competitors in the North American tissue market. The key competitive attributes in this market include price, product quality, service and customer relationships. Competition is also significantly affected by geographic location, as freight costs represent a material portion of the costs. We compete with branded products and low cost private-label products and with the three largest North American producers representing approximately 65% of the North American capacity in 2015.
We compete in North America with both large North American and numerous smaller local lumber producers in a highly competitive market. We also compete with European producers in the North American market during periods of favorable currencies and prices. Because there are few distinctions between lumber from different producers, competition is primarily based on price. Competition is also affected by cost and availability of wood, freight cost and labor.
Newsprint is produced by numerous manufacturers worldwide. In 2015, the five largest North American producers represented approximately 83% of North American newsprint capacity and the five largest global producers represented approximately 33% of global newsprint capacity. Our total newsprint capacity is approximately 9% of worldwide newsprint capacity. We face competition from both large global producers and numerous smaller regional producers. Price, quality and customer relationships are important competitive determinants.
Our specialty papers, including uncoated mechanical papers and coated mechanical papers, compete on the basis of price, quality, service and breadth of product line. With approximately 30% of North American uncoated mechanical papers capacity, we are the largest producer of uncoated mechanical papers in North America and the third largest in the world. We compete with numerous uncoated mechanical paper producers, with the five largest North American producers representing 75% of the North American uncoated mechanical papers capacity and the five largest global producers representing 51% of global uncoated mechanical papers capacity in 2015. In addition, imports from overseas accounted for approximately 8% of North American uncoated mechanical paper demand in 2015. We also compete with a number of other coated mechanical paper producers with operations in North America. In 2015, the five largest North American producers represented approximately 94% of North American capacity for coated mechanical papers. We compete with numerous worldwide suppliers of other grades of paper such as coated freesheet and SC paper. Imports of coated mechanical papers accounted for approximately 13% of North American demand in 2015. Since October 20, 2015, we have been required to make cash deposits at a subsidy rate of 17.87% for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. Based on our current operating parameters, the cash deposits could be as high as $25 million per year. For additional information, see Item 1A, “Risk Factors – We are subject to countervailing duty trade remedies on exports of our SC paper to the U.S., which could adversely affect our operations and cash flows,” of this Form 10-K.
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

Employees
As of December 31, 2015, we employed approximately 8,000 people, of whom approximately 5,300 were represented by various unions, primarily Unifor, and the Confederation of National Trade Unions (the “CNTU”) in Canada and predominantly by the United Steelworkers International (the “USW”) in the U.S. In the past year, we renewed or entered into a number of agreements with unions, ranging between four and five-year periods, covering approximately 800 employees, primarily in our sawmills and woodlands in Canada. The collective agreements covering approximately 270 employees in Canada and 200 employees in the U.S. have expired in 2015, affecting two of our pulp and paper operations. We also have collective agreements covering approximately 800 employees in six sawmills and three woodlands operations in Canada that have either expired or are scheduled to expire in 2016.
While we intend to renew collective agreements, there can be no assurance that we will be able to renew agreements on satisfactory terms, or that we will maintain continuously satisfactory agreements with all of our unionized employees. Should we be unable to do so, it could result in strikes, work stoppages or disturbances by affected employees, which could cause us to experience a disruption of operations and affect our business, financial condition or results of operations.
Trademarks
We have registrations or pending applications for our key trademarks “RESOLUTE” and “resolute Forest Products & Design” in the countries of our principal markets, as well as “RESOLUTE FOREST PRODUCTS” and “R Design” in Canada and the United States, and “RÉSOLU” and “Produits forestiers résolu & Design” in Canada. We consider our interest in these trademarks to be important and necessary to the conduct of our business. The current registrations of these trademarks are effective for various periods of time and may be renewed periodically, provided that we, as the registered owner, and/or licensee comply with all applicable renewal requirements.
Environmental Matters
We are subject to a variety of federal or national, state, provincial and local environmental laws and regulations in the jurisdictions in which we operate. We believe our operations are in material compliance with current applicable environmental laws and regulations. While it is impossible to predict future environmental regulations that may be established, we believe that we will not be at a competitive disadvantage with regard to meeting future Canadian, United States or South Korean standards. For additional information, see Note 15, “Commitments and Contingencies – Environmental matters,” to our Consolidated Financial Statements.
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
Trends in advertising, electronic data transmission and storage, and the Internet are expected to have further adverse effects on the demand for traditional print media, including our products and those of our customers. Neither the timing nor the extent of those trends can be predicted with certainty. Our newspaper, magazine, book and catalog publishing customers could increase their use of, and indeed compete with, other forms of media and advertising and electronic data transmission and storage, such as television, electronic readers and websites. This could then reduce their consumption of newsprint, commercial printing papers or other products we manufacture. The demand for some of our products has weakened significantly over the last several years; for example, according to industry statistics, North American newsprint demand fell by 7% in 2011, 1% in 2012, 10% in 2013, 9% in 2014 and 10% in 2015. This trend, which similarly affects our specialty papers, could continue as a result of developments in alternative media, lower North American newspaper circulation, weaker advertising, grade substitution and conservation measures taken by publishers and retailers.
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
Losses related to the impairment of long-lived assets to be held and used are recognized when circumstances, such as continuing losses or demand declines in certain businesses, indicate the carrying value of an asset group may not be recoverable. When indicators that the carrying value of an asset group may not be recoverable are triggered, we evaluate the carrying value of the asset group in relation to its expected undiscounted future cash flows. If the carrying value of an asset group is greater than the expected undiscounted future cash flows to be generated by the asset group, an impairment charge is recognized based on the excess of the asset group’s carrying value over its fair value. If it is determined that the carrying value of an asset group is recoverable, we review and adjust, as necessary, the estimated useful lives of the assets in the group. If there were to be a triggering event, it is possible that we could record non-cash long-lived asset impairment or accelerated depreciation charges in future periods, which would be recorded as operating expenses and would directly and negatively impact our reported results of operations.
Currency fluctuations can adversely affect our competitive position, selling prices and manufacturing costs.
We compete with producers from around the world, particularly North America, Europe and South America, in most of our product lines with the exception of wood products and tissue, where we compete primarily with other North American producers. We sell our products mainly in transactions denominated in U.S. dollars, but we also sell in certain local currencies, including the euro, the pound sterling and the Canadian dollar. In addition to the impact of product supply and demand, changes in the relative strength or weakness of these currencies, particularly the U.S. dollar, could also affect international trade flows in these products. A stronger U.S. dollar might attract imports, thereby increasing product supply and possibly creating downward pressure on prices. On the other hand, a weaker U.S. dollar might encourage U.S. exports but also increase manufacturing costs in Canadian dollars, or other foreign currencies.
Variations in exchange rates could also significantly affect our competitive position. In 2015, for example, the strength of the U.S. dollar against certain European currencies, the Russian ruble and the currencies of other paper producing countries, in addition to the weak currencies in a number of paper importing countries, continued to negatively affect the competitive position of North American newsprint producers selling in certain U.S. dollar-denominated international newsprint markets, like Asia and Latin America. Some of our European and Russian competitors were able to price business more aggressively in those markets as a result of the relative weakness of their local currency, which negatively affected our ability to compete, forcing us to take steps to limit our exposure to these markets.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects. In 2014 and 2015, the Canadian dollar fluctuated between a low of US$0.72 in December of 2015 and a high of US$0.94 in July of 2014. Based on operating projections for 2016, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $16 million, and vice versa.
Furthermore, certain other assets and liabilities, including a substantial portion of our net pension and other postretirement benefit obligations and our deferred income tax assets, are denominated in Canadian dollars. As a result, our earnings can be subject to the potentially significant effect of foreign currency translation gains or losses in respect of these Canadian dollar net monetary items. A fluctuation of the Canadian dollar against the U.S. dollar in any given period would generally cause a foreign currency translation gain or loss.

The forest products industry is highly cyclical; fluctuations in the prices of, and the demand for, our products could result in small or negative profit margins, lower sales volumes and curtailment or closure of operations.
The forest products industry is highly cyclical. The overall levels of demand for the products we manufacture and consequently, our sales and profitability, reflect fluctuations in levels of end-user demand. End-user demand depends at least in part on general economic conditions in North America and the world, and the effect can be significant. In addition to end-user demand, we’ve experienced cyclical changes in prices, sales volume and margins for our commodity products as a result of changing market trends and the effect of capacity fluctuations on supply and demand as well as the relative competitiveness of producers. Because our commodity products have few distinguishing qualities from producer to producer, competition is based mainly on price, which is determined by supply relative to demand, which is in turn affected by the factors described above.
Our business is subject to global economic conditions; soft conditions could cause a number of the risks we face to increase in likelihood, magnitude and duration.
Our operations and performance depend significantly on worldwide economic conditions. During the global financial crisis of 2008 and 2009, and the slow recovery that has followed, customers across all of our businesses delayed and reduced expenditures in response to deteriorating macroeconomic and industry conditions and uncertainty, which has had a significant negative impact on the demand for our products and therefore, the cash flows of our businesses. During periods of weak or weakening global economic conditions, we would expect any increase in unemployment or lower gross domestic product growth rates to further affect demand for our products. We believe that in the last downturn, many end consumers reduced newspaper and magazine subscriptions as a direct result of their financial circumstances, contributing to lower demand for our products by our customers. Advertising demand in magazines and newspapers, including classified advertisements, and demand from automotive dealerships and real estate agencies was also impacted by higher unemployment, lower automobile sales and the tepid real estate environment. Lower demand for print advertisements leads to fewer or smaller pages in, and may lead to less frequent publication of, newspapers, magazines and other advertisement circulars and periodicals, decreasing the demand for our products. Consumer and advertising-driven demand for our paper products may never recover to prior levels as purchasing habits could be permanently changed. Demand for our market pulp products is generally associated with the production rates of paper producers, as well as consumption trends for products such as tissue, toweling and absorbent products.
The economic downturn of 2008 and 2009 had a profoundly negative impact on the U.S. housing industry, which is a significant driver for demand of our lumber and other wood-based products, and weak or weakening global economic conditions could have a similar effect again. According to the U.S. Census Bureau, U.S. housing starts declined from approximately 2.1 million in 2005 to a low of approximately 0.6 million in 2009, reflecting a 71% decline. Although conditions have improved since the last downturn, these conditions could redevelop. During these types of conditions, with a low level of primary demand for our lumber and other wood-based products, we would expect our wood products business to operate at a low level until there is a meaningful recovery in new residential construction demand. Furthermore, with less lumber demand, sawmills generate less wood chips that we use in our pulp and paper mills, which leads the pulp and paper mills to increase their supply from the open market, where prices can fluctuate with market conditions. We would also have less wood residue to use internally, which would increase our fossil fuel consumption and, as a result, our costs.
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
Based on market interest, we offer a number of our products, particularly market pulp and wood products, with specific designations to one or more globally recognized forest management and chain of custody standards. Our ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond our control, such as: changes to the standards or the interpretation or the application of the standards; the adequacy of government-implemented conservation measures; and the existence of territorial disputes between First Nations and governments. If we are unable to offer certified products, or to meet commitments to supply certified product, it could adversely affect the marketability of our products and our ability to compete with certain producers.
Negative publicity, even if unjustified, could have a negative impact on our brand and the marketability of our products.
We believe that we have established a reputation for transparent communications, responsible forestry practices and overall sustainability leadership. We also believe that our commitment to sustainable and responsible forestry practices extends well beyond strict compliance with applicable forestry regulations, which in Quebec and Ontario are already among the most, if not the most, rigorous in the world. Negative publicity, whether or not justified, relating to our operations could tarnish our reputation or reduce the value of our brand and market demand for our products. In addition, the actions of activists, whether or not justified, could impede or delay our ability to access raw materials or obtain third-party certifications with respect to forest management and chain of custody standards in order to supply certified products. In these cases, we could also have to incur expenses and dedicate additional resources to rebuild our reputation and restore the value of our brand.
We could be required to make contributions to our Canadian pension plans at levels that could be significantly higher than expected, which could have an adverse impact on our financial condition.
The funding of our material Canadian registered pension plans, which we refer to as the “affected plans,” representing 67% of our unfunded pension obligations as of December 31, 2015, is governed by regulations specific to us, adopted by the provinces of Ontario and Quebec. We refer to these regulations, the effect of which will lapse in 2020, as the “funding relief regulations.”
While the basic amount of our aggregate annual contribution in respect of the solvency deficits in the affected plans for each year until 2020 is fixed, the funding relief regulations require us to make a supplemental contribution, beginning in 2016, if the plans’ aggregate solvency ratio is more than 2% below the target specified in the regulations for the preceding year, subject to certain conditions. In 2016, we will be required to make a supplemental contribution of Cdn $25 million, which is the maximum contribution we can be required to make in 2016. If prevailing interest rates in Canada remain at low levels comparable to those prevailing on December 31, 2015, or decrease, the supplemental contributions we could be required to make in 2017 and future years could be material, which could negatively impact our cash flows and materially affect our financial condition.
In connection with the establishment of the original funding relief regulations, our principal Canadian operating subsidiary undertook to make an additional solvency deficit reduction contribution of Cdn $75 to the affected plans, payable over four years, for each metric ton of capacity reduced in Quebec or Ontario, in the event of any permanent machine closure or temporary downtime of more than six consecutive months or nine cumulative months over a period of 18 months. As part of amendments to the funding relief regulations in 2014, it was determined that we would not be required to make any additional contribution in respect of any capacity reduction in Quebec that occurred before April 13, 2013. The extent of the application of the undertaking in respect of our Ontario capacity reductions that occurred while the Ontario undertaking remained in effect has yet to be settled.
The undertaking with Ontario expired in December 2015. The undertaking in respect of capacity reduction with Quebec expired, and was renewed on December 9, 2015, and will remain in effect for so long as the Quebec funding relief regulations continue to apply to us. As a result of this undertaking to the provinces, we made additional contributions to the affected plans of Cdn $19 million in 2015, and we will be required to make additional contributions of approximately Cdn $20 million for each of the next three years for past capacity reductions. The amount of our additional contributions would increase in the event of any future permanent machine closure or temporary downtime of more than six consecutive months or nine cumulative months over a period of 18 months in Quebec while the undertaking with Quebec remains in effect.
It is also possible that provincial pension regulators could attempt to compel additional funding of certain of our Canadian registered pension plans in respect of plan members associated with sites we formerly operated in their respective provinces. On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the Canadian court with jurisdiction in the creditor protection proceedings under Chapter 11 of the United States Bankruptcy Code, as amended and the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”), as applicable (collectively, the “Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($110 million, based on the exchange rate in effect on December 31, 2015), would have to be funded if we do not obtain the relief sought. At this time, we cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.

We could be required to record additional valuation allowances against our recorded deferred income tax assets.
We recorded significant deferred income tax assets relating to our Canadian operations in our Consolidated Balance Sheet as of December 31, 2015. If, in the future, we determine that we are unable to recognize these deferred income tax assets as a result of sustained cumulative losses in our Canadian operations, we could be required to record additional valuation allowances for the portion of the deferred income tax assets that are not recoverable. Such valuation allowances, if taken, would be recorded as a charge to income tax expense and would negatively impact our results of operations.
The terms of our ABL credit facility and the indenture governing our senior notes could restrict our current and future operations, particularly our ability to respond to changes and to take certain actions.
The credit agreement governing our senior secured asset-based revolving credit facility, or the “ABL Credit Facility,” and the indenture governing our 5.875% senior notes due 2023, or the “2023 Notes,” contain a number of restrictive covenants that impose operating and financial restrictions on us and could limit our ability to engage in activities that might be in our long‑term best interests, including, among other things, restrictions on our ability to: incur, assume or guarantee significant additional indebtedness; issue redeemable stock and preferred stock; pay dividends or make distributions or redeem or repurchase capital stock; prepay, redeem or repurchase certain debt; make loans and investments; incur liens; impose restrictions on the payment of dividends, loans or asset transfers by certain of our subsidiaries to us or our other subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates; and enter into new lines of business.
A breach of the covenants under the ABL Credit Facility or under the indenture governing our notes could result in an event of default, which could allow holders and lenders, as the case may be, to accelerate their debt and could result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. An event of default under the ABL Credit Facility would also allow the lenders to terminate all commitments to extend further credit thereunder. If we were unable to repay amounts due and payable under the ABL Credit Facility, the lenders would have the right to proceed against the collateral securing the indebtedness. In any of these events, we may seek to refinance our indebtedness, but be unable to do so on commercially reasonable terms. As a result, we could be: limited in how we conduct our business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to compete effectively or to take advantage of new business opportunities.
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
Our corporate strategy includes, on the one hand, a gradual retreat from certain paper grades, and on the other, using our strong financial position to act on opportunities to diversify and grow. This could require significant capital investments with uncertain return outcomes, as we seek to improve our performance and margins by: leveraging our lower-cost position; maintaining a stringent focus on reducing costs and optimizing our diversified asset base; maximizing the benefits of our access to virgin fiber and managing our exposure to volatile recycled fiber; and pursuing our strategy of managing production and inventory levels and focusing production at our most profitable and lower-cost facilities and machines. We also believe in taking an opportunistic approach to strategic initiatives, with a particular focus on reducing our cost position, improving our product diversification, providing synergies or allowing us to expand into future growth markets. There are risks associated with the implementation of these strategies, which are complicated and involve a substantial number of mills, machines, capital and personnel. To the extent we are unsuccessful in achieving these strategies, our results of operations and cash flows may be adversely affected.
We may not successfully integrate acquired businesses, such as Atlas Paper, with ours or realize the anticipated benefits of acquisitions, divestitures or other strategic transactions or projects.
Our acquisition of Atlas Paper, which previously operated as an independent company, requires us to integrate its businesses with ours. We may not succeed at that integration, or the integration may be more difficult or time consuming than expected. Potential difficulties that we could encounter in the integration process include the following: we may not realize some or all of the anticipated benefits of the acquisition, including cost savings and synergies, or may not realize such benefits within the expected time frame; we could lose pulp customers as a result of acquiring operations in the tissue segment, which may compete with their own operations; Atlas Paper could lose customers or experience disruption in customer relationships; we may have difficulty or be unable to establish or maintain good relations with existing Atlas Paper employees, customers, clients or suppliers; we may not successfully implement, or implement in the expected time frame, our standards, controls, procedures, policies and information systems at Atlas Paper; we could encounter potential unknown liabilities and unforeseen increased expenses or delays as a result of the acquisition and integration of Atlas Paper’s business and operations with our own; and we and Atlas Paper may experience diversion of management’s attention caused by efforts to successfully integrate Atlas Paper’s businesses with our own. In addition, our revenues from Atlas Paper’s operations could be lower, or its operating costs could be higher than we expected prior to the acquisition. If we do not successfully integrate Atlas Paper’s businesses with our own, or we fail to realize the expected benefits of the acquisition, our results of operations and cash flows could be materially and adversely affected.
As a result of the Atlas Paper acquisition, we recorded goodwill on our Consolidated Balance Sheet. Goodwill represents the excess of the purchase price of an acquisition over the fair value of identifiable tangible and intangible assets of the acquired business. As of December 31, 2015, our Consolidated Balance Sheet included goodwill of approximately $59 million, all of which is attributable to our acquisition of Atlas Paper. The determination of goodwill involves a significant level of management estimates about future events, requires complex and subjective judgments and is subject to a fair degree of measurement uncertainty. In accordance with United States generally accepted accounting principles, in future years we will perform annual evaluations, or more frequently if impairment indicators arise, for potential impairment of the carrying value of goodwill. If we are required to write-down all or a significant amount of the goodwill on our Consolidated Balance Sheet, and consequently record a non-cash impairment charge, our results of operations and financial condition would be adversely affected.
As part of our general strategic objectives, we also pursue divestitures and other strategic transactions and projects, such as our tissue project at Calhoun, to complement, expand or optimize our business, and we may pursue additional acquisitions, divestitures, strategic transactions and projects in the future. Any future acquisition could be subject to all of the risks described above in connection with our acquisition of Atlas Paper. In addition, we may not be able to successfully negotiate potential acquisitions, divestitures, or strategic transactions or projects that we identify, or may not be able to obtain financing that may be needed. Future acquisitions could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities, amortization expenses and substantial goodwill. The negotiation of any transaction and its completion may be complex and time consuming. If we do not successfully integrate an acquired business with our own, or if we fail to realize the expected benefits of an acquisition, divestiture or strategic transaction or project, our financial position, results of operations and cash flows could be materially and adversely affected.
Products we produce in one country and export to another may become subject to duties or other international trade remedies.
We produce products in the U.S., Canada and South Korea, and we sell those products worldwide. Under international agreements and the domestic trade laws of many countries, trade remedies are available to domestic industries where imports are considered to be “dumped” or “subsidized” and such imports cause material injury, or an imminent threat of injury, to a domestic industry. Under such laws, dumping generally involves selling for export a product at a price lower than that at which the same or similar product is sold in the home market of the exporter, or where the export prices are lower than a value that typically must be at or above the full cost of production (including sales and marketing costs) and a reasonable amount for profit. International trade laws also generally provide that subsidies from governments may under certain circumstances be actionable. An investigation or proceeding may involve either dumping, subsidization, or both. Although there are differences in how the trade remedies are assessed, such laws typically have common features established in accordance with World Trade Organization standards. Where injurious dumping is found, the trade remedy is typically an antidumping duty order or suspension agreement. Where injurious subsidization is found, the trade remedy is typically a countervailing duty order. In principle, a duty equal to the amount of dumping or subsidization, as applicable, is imposed on the importer of the product, however, whether or not consistent with treaty obligations or other applicable law, authorities have imposed assumed or estimated rates on products that may not be related to actual dumping by a particular producer or may not be based on subsidies actually received by the producer. Such duty orders do not prevent the export or import of the product, but rather require the importer of the product to pay to the government an antidumping duty or countervailing duty, or a deposit on estimated antidumping duties or countervailing duties, as applicable. The imposition of antidumping duties, countervailing duties, deposit requirements in respect of estimated duties, or any other trade remedy on one or more of our products could significantly and adversely affect our cash flow, and the competitive position of our operations relating to the affected product.

There is uncertainty with respect to future regulation of our Canadian softwood lumber exports to the United States.
Our Canadian softwood lumber exports to the United States were subject to export duties and quota restrictions imposable under the SLA until its expiration in October 2015. Duties and restrictions under that agreement were based on the market price of a composite index in relation to specified thresholds. During the term of the agreement we paid an aggregate of approximately $83 million in duties on our Canadian softwood lumber exports to the United States, approximately $4 million of which was paid in 2015.
Although the agreement has expired, its terms provided that no trade sanctions would be imposed with respect to softwood lumber imports from Canada for one year following its expiration, that is, until October of 2016. It is uncertain how or whether Canadian softwood lumber exports to the United States will be regulated after October 2016. There is no assurance that the U.S., Canada and industry will negotiate a new agreement, and even if a new agreement is reached, its terms may restrict our Canadian softwood lumber exports to the United States by imposing quotas, duties, or other trade restrictions. On the other hand, if a new softwood lumber agreement is not reached, U.S. softwood lumber producers could seek the imposition of trade remedies on Canadian softwood lumber exports, such as anti-dumping and countervailing duties, or cash deposit requirements in respect of estimated duties. If our Canadian softwood lumber exports to the United States. become subject to trade restrictions, such as quotas, or other trade remedies such as antidumping duties, countervailing duties, or deposit requirements in respect of estimated duties, our cash flow, and the competitive position of our softwood lumber operations could be significantly and adversely affected.
We are subject to countervailing duty trade remedies on exports of our SC paper to the U.S., which could adversely affect our operations and cash flows.
One of our Canadian subsidiaries was a respondent in a U.S. Department of Commerce (“Commerce”) and U.S. International Trade Commission (“Trade Commission”) investigation of whether SC paper exports from Canada receive countervailable subsidies that injure, or threaten to injure, U.S. producers. The investigation was commenced in response to a countervailing duty petition filed with Commerce and the Trade Commission on February 26, 2015, by certain U.S. SC paper producers. On August 3, 2015, Commerce assigned a preliminary subsidy rate of 2.04% to our SC paper produced at our Canadian mills. On October 15, 2015, Commerce issued a final determination and increased the subsidy rate applicable to our Canadian-produced SC paper to 17.87%. In December 2015, the Trade Commission ruled that exports of SC paper from Canada to the U.S. have caused or threatened to cause material injury to the U.S. SC paper industry and Commerce issued its final order on the basis of the 17.87% rate. As a result, since October 20, 2015, we have been required to make cash deposits at the 17.87% subsidy rate for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. We will be required to continue making cash deposits at that rate until Commerce sets a countervailing duty rate in an administrative review, which may not be finalized until December of 2017, or possibly later. Based on our current operating parameters, the cash deposits could be as high as $25 million per year.
17.10% of the 17.87% subsidy rate Commerce applied to our SC paper is based on a rate set in a 1992 administrative review concerning imports of pure and alloy magnesium. Commerce used that rate from the 1992 review by applying “adverse facts available” to our Canadian subsidiary based on its determination that it discovered unreported government assistance during the course of the investigation, and as a result of its application of an interpretive rule, that was published and went into effect only after Commerce conducted its investigation of our Canadian subsidiary. The countervailing duty rate set in any administrative review, however, will be based on Commerce’s determination of countervailable subsidies received during the 12 months preceding the beginning of the administrative review, and will not be based on the 17.87% subsidy rate announced by Commerce in October 2015. We expect such a review to commence in December of 2016, and we may be subject to annual administrative reviews until December 2020, or possibly later. We believe that SC paper produced at our Canadian mills will ultimately not be subject to any significant countervailing duty; however, we cannot provide any assurance regarding the countervailing duty rate that may be determined by Commerce. In addition, if in the administrative review Commerce sets rates based on an examination of other Canadian SC paper producers, rather than based on an examination of our Canadian subsidiary, the final duty rate set for our Canadian produced SC paper may not reflect an amount of countervailable subsidies received by us, but rather an average of the rates of Canadian producers that are individually examined in the administrative review. We believe we will be individually examined, but we cannot provide any assurances. To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency will be converted into actual countervailing duties. In either case, once a countervailing duty rate is set, we will be required to continue paying countervailing duties at that rate, or a rate determined in a subsequent administrative review, on our imports of SC paper from our Canadian mills to the U.S. until we are determined not to be receiving countervailable subsidies. Even if the countervailing duty rate is determined to be less than 17.87%, the requirement that we make cash deposits at that 17.87% rate until the countervailing duty rate is determined could require us to set aside a substantial amount of cash, and could significantly and adversely impact our cash flow, and the competitive position of our Canadian SC paper operations.

Our manufacturing businesses may have difficulty obtaining wood fiber at favorable prices, or at all.
Wood fiber is the principal raw material we use in our business. We use both virgin fiber – wood chips and logs – and recycled fiber – old newspapers, old magazines and sorted office paper – as fiber sources for our pulp, tissue and paper mills. The primary source for wood fiber is timber. Regulatory developments, activist campaigns and litigation advanced by Aboriginal groups or other interested parties have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada.
We depend heavily on harvesting rights and timber supply guarantees over government-owned land in Ontario and Quebec, respectively. In particular, the volume of harvest permitted under these licenses is subject to limits, generally referred to as the “annual allowable cut,” which are reviewed regularly, typically every five years in Quebec and every 10 years in Ontario. Between 2006 and 2011, the chief forester of the province of Quebec ordered reductions to the allowable harvest of approximately 24% in Quebec, and a further reduction of approximately 4% between 2013 and 2018. Also, as of April 1, 2013, about 25% of the then remaining timber supply guarantees allocated in Quebec were transferred to an open auction system that was implemented in 2013. Accordingly, a significant portion of the fiber we need to operate our business is subject to market forces, which could reduce availability and/or increase the costs to supply fiber.
Future domestic or foreign regulation, litigation advanced by Aboriginal groups or other interested parties, changes in forest management certification standards, and actions taken by activist organizations to influence any of the foregoing could focus on any one or more of: the use of timberlands; forest management practices; forest management and chain of custody certification standards; the protection of endangered species; the promotion of forest biodiversity and the response to and prevention of catastrophic wildfires. Our access to timber may also be affected by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding and other natural and man-made causes, which could potentially reduce supply and increase prices. As is typical in the industry, we do not maintain insurance for any loss to our access to standing timber from natural disasters or other causes.
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
Any failure to comply with laws and regulations could adversely affect our results of operations.
We are subject to a variety of foreign, federal, state, provincial and local laws and regulations dealing with trade, employees, contractors, transportation, taxes, timber and water rights, pension funding, workplace health and safety, the manufacture and sale of consumer products, and the environment, among others. Many of these laws and regulations are complex and subject to differing interpretation, and the requirements of laws and regulations of different countries and jurisdictions in which we operate or have sales may differ or be inconsistent with one another. Compliance with these laws and regulations, including changes to them or their interpretations or enforcement, have required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. For example, changes in environmental laws and regulations have in the past, and could in the future, require us to spend substantial amounts to comply with rules and regulations relating to air emissions, wastewater discharge, waste management, landfill sites, including investigation and remediation costs and greenhouse gas regulations. Environmental laws and their enforcement are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. If we are determined to have violated any laws or regulations, whether inadvertently or wilfully, we may be subject to civil and criminal penalties, including substantial fines, or claims for damages by third parties, which could have a material adverse effect on our financial position, results of operations or cash flows.
Changes in the political or economic conditions in Canada, the United States or other countries in which our products are manufactured or sold could adversely affect our results of operations.
We manufacture products in Canada, the United States and South Korea, and we sell products throughout the world. The economic and political policies of each country and region has a significant impact on our costs and the prices of, and demand for, our products. Changes in regional economies and economic policies, including limitations on the ability of potential customers to import products or obtain foreign currency, or political instability, including acts of war or terrorist activities, can affect demand for and the cost of manufacturing and distributing our products, pricing and sales volume, directly affecting our results of operations. These changes could also affect the availability or cost of insurance.
We could be required to record additional environmental and related health and safety liabilities.
We are subject to a wide range of general and industry-specific laws and regulations relating to pollution and the protection of the environment, including those governing air emissions, wastewater discharges, timber harvesting, the storage, management and disposal of regulated substances and waste, the investigation and clean-up of contaminated sites, landfill and lagoon operation and closure, forestry operations, endangered species habitat, and health and safety. Noncompliance with these regulations can result in significant civil or criminal fines or penalties, regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, damage to our reputation, higher activity levels from activists or claims by private parties, any of which, alone or in combination, could require us to spend substantial amounts of money on pollution control equipment, additional wastewater treatment facilities or initiatives to rebuild our reputation.
As an owner and operator of real estate and manufacturing and processing facilities, we may also be liable under environmental laws for cleanup and other costs and damages, including investigation costs, tort liability and damages to natural resources, resulting from past or present spills, releases or threats of releases of regulated substances and waste on or from our current or former properties. We may also be liable under health and safety laws for related exposure of employees, contractors and other persons to substances and waste on or from our current or former properties. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of, any spill, release or threats of releases of any regulated substances or waste on or from any current or former property, or at properties where we arranged for the disposal of regulated materials. Claims may also arise out of currently unknown environmental conditions or aggressive enforcement efforts by government regulators, public interest groups or private parties. As a result of the above, we may be required to record additional environmental or related health and safety liabilities.
We are subject to physical and financial risks associated with global, regional and local climate conditions and change.
Our operations and the operations of our suppliers are subject to climate variations, which impact the productivity of forests, the distribution and abundance of species and the spread of disease or insect epidemics, which may adversely or positively affect timber production. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, snow, ice storms, the spread of disease and insect infestations, which could also affect our woodlands or cause variations in the cost for raw materials, such as fiber. Changes in precipitation resulting in droughts could adversely affect timber or our hydroelectric production, which could, in turn, increase our energy costs.
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
As of December 31, 2015, we employed approximately 8,000 people, of whom approximately 5,300 were represented by various unions, primarily Unifor and the CNTU in Canada and predominantly by the USW in the U.S. In the past year, we renewed or entered into a number of agreements with unions, ranging between four and five-year periods, covering approximately 800 employees, primarily in our sawmills and woodlands in Canada. The collective agreements covering approximately 270 employees in Canada and 200 employees in the U.S. have expired in 2015, affecting two of our pulp and paper operations. We also have collective agreements covering approximately 800 employees in six sawmills and three woodlands operations in Canada that have either expired or are scheduled to expire in 2016.

While we intend to renew collective agreements, there can be no assurance that we will be able to renew agreements on satisfactory terms, or that we will maintain continuously satisfactory agreements with all of our unionized employees. Should we be unable to do so, it could result in strikes, work stoppages or disturbances by affected employees, which could cause us to experience a disruption of operations and affect our business, financial condition or results of operations.
Disruptions to our supply chain, operations and the delivery of our products could adversely affect our financial condition or results of operations.
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
Although we take precautions to enhance the continuity and safety of our operations, supply chain and transportation and delivery services, and minimize the risk of disruptions, our operations, supply chain and transportation and delivery services are subject to hazards inherent in our business and the transportation of raw materials, products and wastes. These potential hazards include: explosions; fires; severe weather and natural disasters; mechanical failures; unscheduled downtimes; prolonged power failures; supplier disruptions; labor shortages or other labor difficulties; transportation interruptions; remediation complications; discharges or releases of toxic or hazardous substances or gases; other environmental and workplace risks; and terrorist or other violent acts.
Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage and can result in suspension of operations, the shutdown of affected facilities, reputational damage, the imposition of civil or criminal penalties, and subject us to claims with respect to workplace exposure, exposure of contractors on our premises, as well as other persons located nearby, workers’ compensation and other matters.
We may be subject to losses that might not be covered in whole or in part by our insurance coverage.
We maintain property, business interruption, product, general liability, casualty and other types of insurance, including pollution and legal liability, that we believe are in accordance with customary industry practices, but we are not fully insured against all potential hazards inherent in our business, including losses resulting from natural disasters, war risks or terrorist acts. As is typical in the industry, we also do not maintain insurance for any loss to our access to standing timber from natural disasters or other causes. Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, we might not be able to finance the amount of the uninsured liability on terms acceptable to us or at all, and might be obligated to divert a significant portion of our cash flow from normal business operations.
There are significant holders of our common stock.
There are several significant holders who own a substantial percentage of the outstanding shares of our common stock, and they could increase their percentage ownership of our common stock even further. These holders could be in a position to influence the outcome of actions requiring shareholder approval, including, among other things, the election of board members. This concentration of ownership could also facilitate or hinder a negotiated change of control and consequently, impact the value of our common stock. Furthermore, the possibility that one or more of these holders may sell all or a large portion of our common stock in a short period of time may adversely affect the trading price of our common stock.
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
As a result of our international sales and operations, we are subject to trade and economic sanctions and other restrictions imposed by the United States, Canada and other governments or organizations, including prohibitions in the U.S. against foreign competitors’ (including our Canadian operating subsidiaries) receipt of certain foreign governmental subsidies. We are also subject to the U.S. Foreign Corrupt Practices Act, the Canadian Corruption of Foreign Public Officials Act, the United Kingdom Bribery Act 2010 and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials and, in some jurisdictions, to other commercial parties. Changes in trade sanctions laws could restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. Violations of these laws or regulations could result in sanctions including fines, loss of authorizations needed to conduct our international business, the imposition of tariffs or duties, and other penalties, which could adversely impact our business, operating results and financial condition.
We are a party to a number of legal proceedings, and adverse judgments in certain legal proceedings could have a material adverse effect on our financial condition.
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial disputes, taxes, environmental issues, activist’s damages, employment and workers’ compensation claims, health and safety, Aboriginal claims and other matters. In addition to claims against us and our consolidated subsidiaries, these proceedings and disputes may involve claims asserted by others against unconsolidated partnerships and joint ventures in which we have an interest. Although the final outcome of any legal proceeding or dispute is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Legal proceedings that we believe could have a material adverse effect if not resolved in our favor, or that we believe to be significant, are discussed in Item 3 of this Form 10-K and in Note 15, “Commitments and Contingencies – Legal Matters” to our Consolidated Financial Statements. However, our reports do not disclose or discuss all legal proceedings and disputes of which we are aware. If our assessment of the probable outcome or materiality of a legal proceeding or dispute is not correct, we may not have made adequate provision for such loss and our consolidated financial condition, liquidity or results of operations could be adversely impacted.
Some legal proceedings and disputes that we may be involved in from time to time result from claims brought by us against third parties, including customers, suppliers, governments or governmental agencies, activists and others. Even if such a legal proceeding or dispute does not involve a claim for damages or other penalty or remedial action against us, such a proceeding or dispute could nevertheless adversely affect our relationships with such third parties and others.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Information regarding our owned properties is included in Item 1, “Business.”
In addition to the properties that we own, we also lease under long-term leases office and manufacturing premises, and office equipment, have water rights on certain government-owned waters and have harvesting rights or timber supply guarantees with respect to certain government-owned land. For additional information, see Note 18, “Operating Leases and Purchase Obligations,” to our Consolidated Financial Statements.
We hold the properties that we own or lease, and the rights and supply guarantees described above, through various operating subsidiaries, including our principal U.S. operating subsidiary, Resolute FP US Inc., our principal Canadian operating subsidiary, Resolute FP Canada Inc., and a new Canadian operating subsidiary, Resolute Growth Canada Inc. We formed Resolute Growth Canada Inc. to hold or operate assets related to our growth and diversification initiatives in Canada, including our Ontario sawmills and wood pellet facility, as well as our Saint-Félicien pulp mill. For a list of our subsidiaries, see Exhibit 21.1, “Subsidiaries of the registrant,” of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial disputes, taxes, environmental issues, activists’ damages, employment and workers’ compensation claims, Aboriginal claims and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of December 31, 2015, will not have a material adverse effect on our Consolidated Financial Statements.
On February 26, 2015, a countervailing duty petition was filed with Commerce and the Trade Commission by certain U.S. SC paper producers requesting the U.S. government to impose countervailing duties on Canadian-origin SC paper exported to the U.S. market. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of SC paper to the U.S. and was selected as a mandatory respondent to be individually investigated by Commerce. On August 3, 2015, Commerce assigned a preliminary subsidy rate of 2.04% to our SC paper produced at our Canadian mills. On October 15, 2015, Commerce issued a final determination and increased the subsidy rate applicable to our Canadian-produced SC paper to 17.87%. In December 2015, the Trade Commission ruled that exports of SC paper from Canada to the U.S. have caused or threatened to cause material injury to the U.S. SC paper industry and Commerce issued its final order on the basis of the 17.87% rate. As a result, since October 20, 2015, we have been required to make cash deposits at the 17.87% subsidy rate for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. We will be required to continue making cash deposits at that rate until Commerce sets a countervailing duty rate in an administrative review, which may not be finalized until December of 2017, or possibly later. Based on our current operating parameters, the cash deposits could be as high as $25 million per year. To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency will be converted into actual countervailing duties. We are not presently able to determine the ultimate resolution of this matter, but we believe it is not probable that we will be assessed with significant countervailing duties. Accordingly, no contingent loss was recorded in respect of this petition in our Consolidated Statement of Operations for the year ended December 31, 2015.
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (“Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($10 million, based on the exchange rate in effect on December 31, 2015) for the eventual payment of those claims. The hearing in this matter is expected to begin in 2019.
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the Canadian court with jurisdiction in the Creditor Protection Proceedings, seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the Creditor Protection Proceedings. These plans are subject to the funding relief regulations described in Note 13, “Pension and Other Postretirement Benefit Plans – Canadian pension funding,” to our Consolidated Financial Statements and we contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA Debtors’ CCAA Plan of Reorganization and Compromise and the terms of our emergence from the Creditor Protection Proceedings. We refer to AbitibiBowater Inc. and certain of its U.S. and Canadian subsidiaries as the “Debtors.” A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($110 million, based on the exchange rate in effect on December 31, 2015), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.
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
Resolute adds that allegations concerning the possibility of non-compliance by Resolute with take-over bid rules were made by Fibrek in hearings in January-March 2012 before the Bureau de décision et de révision in the context of Resolute’s applications to cease trade shareholder rights plans (poison pills) and other defensive measures adopted by Fibrek in response to the Offer. The Bureau de décision et de révision is Quebec’s administrative tribunal specialized in financial markets.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades under the stock symbol “RFP” on both the NYSE and the TSX.
The high and low prices of our common stock on the NYSE for 2014 and 2015, by quarter, are set forth below.

	High	Low
2014
First quarter	$21.70	$15.96
Second quarter	20.15	14.73
Third quarter	18.24	14.77
Fourth quarter	19.38	15.30
2015
First quarter	$19.26	$15.26
Second quarter	18.45	10.86
Third quarter	11.80	8.14
Fourth quarter	10.60	6.65
As of January 29, 2016, there were approximately 3,285 holders of record of our common stock.
Any future determination to pay dividends will be at the discretion of the board of directors and will be dependent on then-existing conditions, including our financial condition, results of operations, capital requirements, contractual and legal restrictions, business prospects and other factors that the board of directors considers relevant. The indenture governing our 2023 Notes and the credit agreement governing our ABL Credit Facility contain restrictions on our ability to pay dividends and repurchase shares, as further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Resources,” of this Form 10-K. We did not pay dividends in both 2015 and 2014.
On May 28, 2015, our board of directors authorized a $50 million increase to our existing $100 million share repurchase program, which was originally launched in May of 2012. As of December 31, 2014, we had repurchased 5.6 million shares, at a cost of $67 million. During the year ended December 31, 2015, we repurchased an additional 5.5 million shares, at a cost of $59 million. We did not repurchase any shares in the fourth quarter of 2015. There remains $24 million under the program.
See Part III, Item 12 of this Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding our equity compensation plan.

The following graph compares the cumulative total return attained by shareholders on our common stock versus the cumulative total returns of the Standard & Poor’s 500 (the “S&P 500”) index and a peer group of five companies since December 31, 2010. The individual companies comprising the peer group are: Domtar Corporation, International Paper Company, UPM – Kymmene Corporation, Verso Corporation and Weyerhaeuser Company. The graph tracks the performance of a $100 investment in our common stock, in the S&P 500 index and in the peer group on December 31, 2010 (with the reinvestment of all dividends) to December 31, 2015. The stock price performance included in the graph is not indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents summary historical consolidated financial information for each of the last five years and should be read in conjunction with Items 7 and 8 of this Form 10-K. The selected financial information for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 under the captions “Statement of Operations Data,” “Segment Sales Information,” “Statement of Cash Flows Data” and “Financial Position” shown below has been derived from our audited Consolidated Financial Statements.
As a result of the adoption of Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” issued by the Financial Accounting Standards Board, certain prior period amounts have been adjusted. See Note 2, “Summary of Significant Accounting Policies - New accounting pronouncements,” to our Consolidated Financial Statements, for more information.

	Years Ended December 31,
(In millions, except per share amounts)	2015	2014	2013	2012	2011
Statement of Operations Data
Sales	$3,645	$4,258	$4,461	$4,503	$4,756
Operating (loss) income	(219)	(174)	(2)	(28)	207
Net (loss) income including noncontrolling interests	(255)	(274)	(639)	(33)	45
Net (loss) income attributable to Resolute Forest Products Inc.	(257)	(277)	(639)	1	47
Basic net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	(2.78)	(2.93)	(6.75)	0.01	0.48
Diluted net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	(2.78)	(2.93)	(6.75)	0.01	0.48
Dividends declared per common share	—	—	—	—	—
Segment Sales Information
Market pulp	$889	$974	$1,053	$814	$659
Tissue	11	—	—	—	—
Wood products	536	610	569	500	468
Newsprint	1,105	1,402	1,473	1,627	1,816
Specialty papers	1,104	1,272	1,366	1,562	1,813
	$3,645	$4,258	$4,461	$4,503	$4,756
Statement of Cash Flows Data
Net cash provided by operating activities	$138	$186	$206	$266	$198
Cash invested in fixed assets	185	193	161	169	97

	December 31,
(In millions, except otherwise indicated)	2015	2014	2013	2012	2011
Financial Position
Fixed assets, net	$1,810	$1,985	$2,289	$2,440	$2,502
Total assets	4,220	4,914	5,377	6,333	6,304
Total debt (1)	591	590	591	534	621
Additional Information
Number of employees	8,000	7,700	8,400	9,300	10,400

(1)
In 2012 and 2011, we redeemed $85 million and $264 million, respectively, of principal amount of our senior secured notes due in 2018 (the “2018 Notes”). In 2013, we issued $600 million aggregate principal of 2023 Notes and used the proceeds to redeem the remaining $501 million of principal amount of the 2018 Notes. For additional information, see Note 12, “Long-Term Debt,” to our Consolidated Financial Statements.

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
OVERVIEW
Resolute Forest Products is a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in close to 80 countries. The company owns or operates over 40 pulp, paper, tissue and wood products facilities in the United States, Canada and South Korea, as well as power generation assets in Canada. We’re the biggest Canadian producer of wood products east of the Rockies and one of the most significant pulp producers in North America. By capacity, we are the number one producer of newsprint in the world and the largest producer of uncoated mechanical papers in North America. We are also an emerging tissue producer.
We report our activities in five business segments: market pulp, tissue, wood products, newsprint and specialty papers.
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

•
Synergistic and diversified asset base - we apply our principles of operational excellence to our synergistic and diversified asset base, one that has evolved with time as we execute our gradual retreat from certain paper grades toward more sustainable long-term businesses. Put simply, we use cash flow from our optimized paper segments to grow our business for the long-term, including: the tissue manufacturing and converting facility scheduled for ramp-up in 2017; the two tissue mills and the three pulp mills we acquired in 2015 and 2012, respectively; the capacity enhancement initiatives in wood products; and the continuous pulp digester project at the Calhoun, Tennessee, pulp and paper facility. This synergistic and complementary asset base also offers the fiber management advantage of integration and earnings diversification.

Our Business
Products
We operate seven pulp mills, five in the U.S. and two in Canada, with total capacity of 1.8 million metric tons, or approximately 10% of total North American capacity, making us the third largest pulp producer in North America. Approximately 70% of our virgin pulp capacity is softwood-based, including: northern bleached softwood kraft pulp (or “NBSK”), southern bleached softwood kraft pulp (or “SBSK”) and fluff pulp. We are also a competitive producer of northern bleached hardwood kraft pulp (or “NBHK”) and southern bleached hardwood kraft pulp (or “SBHK”), and the world’s largest producer of recycled bleached kraft pulp (or “RBK”). Our market pulp - the pulp we produce but do not consume internally - is used to make a range of consumer products, like tissue, packaging, specialty paper products, diapers and other absorbent products. Approximately 30% of our 2015 market pulp shipments were exported outside of North America, including significant exports to Europe, Asia and Latin America.
With the acquisition of Atlas Paper Holdings, Inc. and its subsidiaries (or “Atlas Paper”) in 2015, we now produce tissue products at two facilities in North America, both located in Florida. With total capacity of 63,000 short tons (57,000 metric tons), we are a fully integrated manufacturer operating three tissue machines and 14 converting lines. We manufacture a range of tissue products for the away-from-home and private-label at-home markets, including recycled and virgin paper products, covering premium, value and economy grades. These facilities will be complemented by the tissue manufacturing and converting facility in Calhoun, which will have a total capacity of 66,000 short tons (60,000 metric tons). Starting in 2017, we will manufacture premium and ultra-premium tissue products in Calhoun.

In 2015, we shipped 1.6 billion board feet of construction-grade lumber and 100 million board feet of remanufactured wood products within North America, mostly on the East Coast. Our sawmills produce dimension spruce-pine-fir lumber and provide wood chips to our pulp and paper mills in Canada as well as wood residue that we use as fuel in our power cogeneration assets and other operations. We also operate two remanufactured wood products facilities that produce bed frame components, finger joints and furring strips, two engineered wood products facilities that produce I-joists for the construction industry, and one wood pellet facility, all of which are located in Canada.
Our 2.4 million metric tons (2.2 million metric tons in North America) of capacity in newsprint represent approximately 9% of worldwide capacity and 41% of North American capacity. We sell newsprint to newspaper publishers all over the world and also to commercial printers in North America, for uses such as inserts and flyers. In 2015, North American deliveries represented 61% of our total newsprint shipments.
We have 1.7 million short tons (1.6 million metric tons) of capacity in specialty papers, which include uncoated mechanical and coated mechanical grades. In total, our 1.2 million short tons (1.1 million metric tons) of uncoated mechanical papers capacity make us the largest producer in North America, and the third largest in the world. With 541,000 short tons (491,000 metric tons) of capacity, we are North America’s third largest producer of coated mechanical papers, grades used for magazines, catalogs and advertising inserts.
Of our total specialty paper production, approximately one third is white paper, including high-bright and super high-bright papers, for general commercial printing, educational textbooks, digital printing and tradebooks. High-gloss uncoated mechanical (or supercalender) papers, mainly used for magazines, coupons, retail inserts and newspaper supplements, represent approximately one quarter, as do coated mechanical papers, grades used for magazines, catalogs and advertising inserts. Uncoated freesheet papers, bag grades, papers for directories, paperback books and other commercial applications represent less than 15% of our shipments. We sell our specialty papers almost exclusively in North America, where demand is largely tied to consumer spending and advertising.

	Years Ended December 31,
	2015	2014	2013
Sales
Market pulp	25%	23%	23%
Tissue	—%	—%	—%
Wood products	15%	14%	13%
Newsprint	30%	33%	33%
Specialty papers	30%	30%	31%
Total (%)	100%	100%	100%
Total sales ($ millions)	$3,645	$4,258	$4,461
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

•
Maintaining our strong financial position and financial flexibility is one of our primary financial goals. In 2013, we refinanced the remaining balance of our senior secured notes with 5.875% senior unsecured notes due 2023 (or the “2023 notes”). In addition to adding five years to maturity, the refinancing reduced our annual cash interest burden by $16 million and improves our financial flexibility.

•
Also, in 2015, we refinanced our senior secured asset-based revolving credit facility (or “ABL credit facility”). The new five-year credit agreement provides more flexible terms and conditions, improves pricing and immediately lowers our cost of capital, to better support the execution of our growth and diversification initiatives.

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

•	Since 2012, we repurchased 11.1 million shares of our own stock, representing about 12% of the outstanding amount.
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

•	By acquiring Fibrek Inc. in 2012, we grew our market pulp capacity by over 70%, increasing our presence in a market that we believe will continue to grow over the long term.

•	Including our new Ignace and Atikokan sawmills, both in Northern Ontario, we added 300 million board feet of annualized wood products capacity in 2015.

•
We completed a $100 million project to build a continuous pulp digester at the Calhoun pulp and paper mill. When the digester reaches capacity, we expect to have an additional 100,000 metric tons of market pulp available on an annualized basis. We believe this world-class equipment will help to significantly lower the mill’s overall costs and improve the quality of its products.

•	We announced and began construction toward a $270 million project to build a tissue manufacturing and converting facility in Calhoun.

•
With the acquisition of Atlas Paper in 2015, we gained an immediate position in the North American consumer tissue market and tissue industry experience for the execution of the Calhoun tissue expansion.

Sustainable performance and development
Our sustainability strategy is based on a balanced approach to environmental, social and economic performance, designed to enhance our competitive position. It is supported by public commitments in a number of key performance areas, focusing primarily on:

•	improving resource efficiency, which helps control fiber and power costs, two significant input costs in our industry;

•	moving beyond regulatory compliance and environmental incident management to differentiate ourselves as an environmental supplier of choice;

•	positioning ourselves as a competitive employer in order to attract, engage and retain the best and brightest minds, promoting employee engagement, innovation and longevity; and

•	building solid community relations to support long-term regional prosperity and our own financial and operational success.
Our key sustainability commitments include:

•
We are proud that in 2015 we beat our ambitious safety target, achieving an Occupational Safety and Health Administration incident rate of 0.66, improving upon the world class rate of 0.83 we achieved in 2014. Safety is our first priority, and we strive for zero injuries.

•
In 2013, we surpassed, two years ahead of schedule, the goal we set as a member of the World Wildlife Fund Climate Savers program to reduce our absolute scope 1 (on-site emissions) and 2 (emissions associated with steam and electricity purchased) greenhouse gas emissions by 65% by 2015, compared to 2000 levels. At the end of 2015, we had reduced our emissions by 70%. This improvement goes beyond capacity reductions: over 50% of the improvement came from reductions in energy consumption, fuel switching and fuel mix improvements. 2015 also marked the Company’s first full year of 100% scope 1 coal-free operation.

•
Maintaining 100% certification of Resolute-owned or managed woodlands to internationally recognized forest management standards. 100% of our managed forests have been certified to one or more of two standards (Sustainable Forestry Initiative® and/or Forest Stewardship Council®). Accordingly, our commitments extend well beyond strict compliance with applicable forestry regulations, which in Quebec and Ontario are already among the most, if not the most, rigorous in the world.

•	We reduced our mill environmental incidents by 55% in 2015 compared to 2014.

•	Through 2016, continuing to implement new human resource practices to support workforce renewal and retention, and engaging employees in the Company’s sustainability-focused vision and values.

•
In addition to developing information resources such as BorealForestFacts.com and The Resolute Blog, we continued engagement on the Forum boréal and Boreal Forum social media platforms. These French and English sites provide a forum for fact-based discussion concerning sustainable forestry practices and they help to ensure that individual and community voices are heard, particularly when it comes to the importance of forestry to Northern economies.

•
Other sustainability performance indicators and disclosures prepared in accordance with the Global Reporting Initiative (or “GRI”) G4 guidelines are available on our website (www.resolutefp.com). The GRI framework is considered the gold standard of balanced, transparent sustainability reporting, and the Company is proud to be among the first in the forest products industry globally to meet the GRI G4 reporting standards.

In our view, sustainability rests on three pillars: economic, social and environmental. We’re very pleased that our sustainability leadership and our accomplishments have been recognized by independent organizations. In 2015, we received extensive North American and global recognition for our sustainability achievements, including 18 awards. Some of the more noteworthy included:

•
the International Business Award (known as the “Stevies®”), the world’s premier business awards program, in the Health, Safety and Environment Program of the Year category for establishing a “total safety organization”;

•
Canada’s Clean50 award, which recognized a team of four Resolute employees for their roles in greatly reducing the Company’s environmental incidents and greenhouse gas emissions, as well as completing environmental due diligence training, reporting on scope 3 emissions (from the supply chain), and achieving maximum achievable control technology boiler compliance;

•	the American Forest & Paper Association Leadership in Sustainability Award for Safety for “Working Towards Zero Incidents” and for developing better-performing and more efficient safety gear; and

•
the Best in Biz silver award for being North America’s Most Socially or Environmentally Responsible Company of the Year in recognition of our work to minimize our resource consumption; our efforts to reduce our generation of waste, air emissions and water discharge; our proactive approach to reducing environmental incidents; our commitment to 100% woodland certification; our transparent sustainability reporting; and our innovative partnerships with First Nations.

Power generation
We produce electricity at seven cogeneration facilities and seven hydroelectric dams. The output is consumed internally, sold at contracted fixed prices and/or sold on the spot market. This allows us to reduce our costs by generating energy internally at a lower cost compared to open market purchases, and by producing revenue from external sales of some of the power.
This table provides a breakdown of the output capacity (based on installed capacity and operating expectations in 2016) available for internal consumption at our existing production facilities:

		Energy
INTERNAL CONSUMPTION	Type	Capacity (MW)	Consumption (MWh/Year)
Calhoun, Tennessee	Cogeneration	64	360,000
Catawba, South Carolina	Cogeneration	56	412,000
Coosa Pines, Alabama	Cogeneration	30	129,000
Hydro Saguenay, Quebec (7 dams)	Hydroelectric	170	1,132,000
Thunder Bay, Ontario	Cogeneration	25	193,000
The table below shows the facilities where we currently produce electricity to sell externally as green power produced from renewable sources at favorable rates, almost all of which we buy back at lower rates for use in our operations:

		Energy
EXTERNAL SALES	Type	Capacity (MW)	Annualized Sales (MWh/Year)
Dolbeau, Quebec	Cogeneration	28	192,000
Gatineau, Quebec	Cogeneration	15	110,000
Saint-Félicien, Quebec	Cogeneration	43	304,000
Thunder Bay, Ontario	Cogeneration	65	420,000
2015 Overview
In 2015, we changed our presentation of segment operating income to reallocate the net financing and remeasurement components of pension and OPEB costs from the reportable segments to “corporate and other” in the segment presentation of operating income. We refer to these components, which consist of interest cost, expected return on plan assets, amortization of actuarial losses and gains and settlement losses, as “non-operating pension and OPEB costs or credits.” Current service costs and amortization of prior service credits will continue to be allocated to the reportable segments.
We now also treat non-operating pension and OPEB costs as a special item to be adjusted for purposes of establishing our non-GAAP performance measures, as further described below. We believe that reallocating the non-operating pension and OPEB costs to “corporate and other” and removing them from non-GAAP performance measures better reflects our ongoing operating results and improves their comparability between periods, and will therefore be more useful to investors. This approach is consistent with the indicators management uses internally to evaluate performance, including those used by our chief operating decision maker (the chief executive officer), and also consistent with a number of industry peers.
Prior period amounts have been reclassified to conform to the 2015 presentation.
On November 16, 2015 (or the “acquisition date”), we acquired Atlas Paper, a manufacturer of a range of tissue products for the away-from-home and private-label at-home markets, including virgin and recycled products, covering economy, value and premium grades and operating two tissue mills and a recycling facility in Florida. We began consolidating the results of operations, financial position and cash flows of Atlas Paper in our Consolidated Financial Statements as of the acquisition date. Atlas Paper’s results of operations are included in the tissue segment.
2015 vs. 2014
Excluding special items, we generated operating income of $39 million during the year, compared to $113 million in 2014. Unadjusted for special items, the operating loss was $219 million, compared to $174 million in 2014. Special items are described below.

Our net loss for the year, excluding special items, was $24 million, or $0.26 per share, down from net income, excluding special items, of $39 million, or $0.41 per share, in 2014. Unadjusted for special items, our net loss in 2015 was $257 million, compared to $277 million in 2014.

Year Ended December 31, 2015	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(219)	$(257)	$(2.78)
Adjustments for special items:
Foreign exchange translation loss	—	4	0.04
Closure costs, impairment and other related charges	181	181	1.96
Inventory write-downs related to closures	2	2	0.02
Start-up costs	5	5	0.06
Non-operating pension and OPEB costs	66	66	0.72
Acquisition-related costs	4	4	0.04
Other income, net	—	(8)	(0.09)
Income tax effect of special items	—	(21)	(0.23)
GAAP, as adjusted for special items (1)	$39	$(24)	$(0.26)

Year Ended December 31, 2014	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(174)	$(277)	$(2.93)
Adjustments for special items:
Foreign exchange translation loss	—	32	0.34
Closure costs, impairment and other related charges	278	278	2.94
Inventory write-downs related to closures	17	17	0.18
Start-up costs	4	4	0.04
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and OPEB credits	(10)	(10)	(0.11)
Write-down of equity method investment	—	61	0.65
Other income, net	—	(10)	(0.11)
Income tax effect of special items	—	(54)	(0.57)
GAAP, as adjusted for special items (1)	$113	$39	$0.41

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under generally accepted accounting principles, or “GAAP.” We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our Consolidated Statements of Operations, adjusted for items such as closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, non-operating pension and OPEB costs and credits, acquisition-related costs, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income (loss), in addition to foreign exchange translation gains and losses, write-down of equity method investment, other income (expense), net, and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

Fourth Quarter Overview
Three months ended December 31, 2015 vs. December 31, 2014
Excluding special items, we incurred an operating loss of $20 million in the quarter, compared to operating income of $45 million in the year-ago period. Unadjusted for special items, the operating loss was $226 million, compared to $93 million in the year-ago period. Special items are described below.
Net loss, excluding special items, was $26 million in the quarter, or $0.29 per share, down from net income, excluding special items, of $35 million, or $0.37 per share, in the year-ago period. Unadjusted for special items, our net loss in the period was $214 million, compared to $109 million in the year-ago period.

Three Months Ended December 31, 2015	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(226)	$(214)	$(2.39)
Adjustments for special items:
Foreign exchange translation loss	—	2	0.02
Closure costs, impairment and other related charges	173	173	1.94
Inventory write-downs related to closures	1	1	0.01
Start-up costs	1	1	0.01
Non-operating pension and OPEB costs	27	27	0.30
Acquisition-related costs	4	4	0.04
Other income, net	—	(1)	(0.01)
Income tax effect of special items	—	(19)	(0.21)
GAAP, as adjusted for special items (1)	$(20)	$(26)	$(0.29)

Three Months Ended December 31, 2014	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(93)	$(109)	$(1.15)
Adjustments for special items:
Foreign exchange translation loss	—	18	0.19
Closure costs, impairment and other related charges	131	131	1.38
Inventory write-downs related to closures	7	7	0.07
Start-up costs	2	2	0.02
Non-operating pension and OPEB credits	(2)	(2)	(0.02)
Write-down of equity method investment	—	11	0.12
Other income, net	—	(4)	(0.04)
Income tax effect of special items	—	(19)	(0.20)
GAAP, as adjusted for special items (1)	$45	$35	$0.37

(1)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – 2015 Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected Annual Financial Information

	Years Ended December 31,
(In millions, except per share amounts and percentages)	2015	2014	2013
Sales	$3,645	$4,258	$4,461
Operating income (loss) per segment:
Market pulp	76	63	43
Tissue	(1)	—	—
Wood products	2	69	41
Newsprint	(23)	20	39
Specialty papers	29	(19)	39
Segment total	83	133	162
Corporate and other	(302)	(307)	(164)
Operating loss	(219)	(174)	(2)
Net loss	(257)	(277)	(639)
Net loss per common share
Basic	$(2.78)	$(2.93)	$(6.75)
Diluted	(2.78)	(2.93)	(6.75)
Adjusted EBITDA (1)	$276	$356	$382
Adjusted EBITDA margin (1)	7.6%	8.4%	8.6%
Adjusted ROE (2)	(0.7)%	1.2%	3.0%

	As of December 31,
(In millions)	2015	2014
Cash and cash equivalents	$58	$337
Total assets	4,220	4,914

(1)
Earnings before interest expense, income taxes, and depreciation and amortization, or “EBITDA”, adjusted EBITDA and adjusted EBITDA margin are not financial measures recognized under GAAP. EBITDA is calculated as net income (loss) including noncontrolling interests from the Consolidated Statements of Operations, adjusted for interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as foreign exchange translation gains and losses, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, non-operating pension and OPEB costs and credits, write-down of equity method investment, net loss on extinguishment of debt, acquisition-related costs and other charges or credits. Adjusted EBITDA margin is adjusted EBITDA expressed as a percentage of sales. We believe that using non-GAAP measures such as EBITDA, adjusted EBITDA and adjusted EBITDA margin is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our operations and financial performance from period to period. EBITDA, adjusted EBITDA and adjusted EBITDA margin are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

(2)
Adjusted return on equity, or “Adjusted ROE”, is a non-GAAP financial measure, calculated by dividing net income (loss), excluding the special items identified below, by shareholders’ equity, excluding the same special items. Adjusted ROE is a measure of profitability that shows how much profit the Company generated as a percentage of shareholder money invested.

	Years Ended December 31,
(In millions)	2015	2014	2013
Net loss including noncontrolling interests	$(255)	$(274)	$(639)
Interest expense	41	47	51
Income tax (benefit) provision	(1)	(30)	524
Depreciation and amortization	237	243	243
EBITDA	$22	$(14)	$179
Foreign exchange translation loss	4	32	24
Closure costs, impairment and other related charges	181	278	89
Inventory write-downs related to closures	2	17	11
Start-up costs	5	4	32
Net gain on disposition of assets	—	(2)	(2)
Non-operating pension and OPEB costs (credits)	66	(10)	5
Write-down of equity method investment	—	61	—
Net loss on extinguishment of debt	—	—	59
Acquisition-related costs	4	—	6
Other income, net	(8)	(10)	(21)
Adjusted EBITDA	$276	$356	$382

	December 31, 2015
(In millions, except ROE)	Net Loss	Shareholders’ Equity	ROE (%) (1)
GAAP, as reported	$(257)	$1,932	(13.3)%
Adjustments for special items:
Foreign exchange translation loss	4	4
Closure costs, impairment and other related charges	181	181
Inventory write-downs related to closures	2	2
Start-up costs	5	5
Non-operating pension and OPEB costs	66	66
Acquisition-related costs	4	4
Other income, net	(8)	(8)
Income tax effect of special items	(21)	(21)
Cumulative past-year adjustments for special items	—	1,279
GAAP, as adjusted for special items	$(24)	$3,444	(0.7)%

	December 31, 2014
(In millions, except ROE)	Net (Loss) Income	Shareholders’ Equity	ROE (%) (1)
GAAP, as reported	$(277)	$2,106	(13.2)%
Adjustments for special items:
Foreign exchange translation loss	32	32
Closure costs, impairment and other related charges	278	278
Inventory write-downs related to closures	17	17
Start-up costs	4	4
Net gain on disposition of assets	(2)	(2)
Non-operating pension and OPEB credits	(10)	(10)
Write-down of equity method investment	61	61
Other income, net	(10)	(10)
Income tax effect of special items	(54)	(54)
Cumulative past-year adjustments for special items	—	963
GAAP, as adjusted for special items	$39	$3,385	1.2%

	December 31, 2013
(In millions, except ROE)	Net (Loss) Income	Shareholders’ Equity	ROE (%) (1)
GAAP, as reported	$(639)	$2,827	(22.6)%
Adjustments for special items:
Foreign exchange translation loss	24	24
Closure costs, impairment and other related charges	89	89
Inventory write-downs related to closures	11	11
Start-up costs	32	32
Net gain on disposition of assets	(2)	(2)
Non-operating pension and OPEB costs	5	5
Net loss on extinguishment of debt	59	59
Acquisition-related costs	6	6
Other income, net	(21)	(21)
U.S. deferred income tax asset valuation allowance	604	604
Income tax effect of special items	(54)	(54)
Cumulative past-year adjustments for special items	—	210
GAAP, as adjusted for special items	$114	$3,790	3.0%

(1)
Return on equity, or “ROE”, is a non-GAAP financial measure, calculated by dividing net income (loss) by shareholders’ equity. ROE is a measure of profitability that shows how much profit the Company generated as a percentage of shareholder money invested.

2015 vs. 2014
Operating loss variance analysis
On November 16, 2015, we acquired Atlas Paper, a manufacturer of a range of tissue products. We began consolidating the results of operations of Atlas Paper in our Consolidated Financial Statements as of the acquisition date. In the short period since the acquisition, the tissue assets generated sales of $11 million and an operating loss of $1 million.
Sales
Sales were $613 million, or 14%, lower in 2015, to $3,645 million. Despite a 6% increase in shipments of wood products, sales volume decreased by $245 million because of lower shipments of specialty papers and newsprint, down by 11% and 9%, respectively, reflecting lower demand and the effect of the capacity rationalization initiatives we announced in the fourth quarter of 2014. Overall, pricing had an unfavorable impact of $379 million, including the effect of currency of $31 million, reflecting a 17% drop in the average transaction price for wood products, 13% for newsprint and 8% for market pulp.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, improved by $414 million in the quarter. After removing the effects of the weaker Canadian dollar, given that a significant portion of our production capacity is based in Canada, the lower overall volume, and the COS related to Atlas Paper, manufacturing costs improved by $88 million, reflecting:

•	the effect of asset optimization initiatives, including closure-related write-down of mill stores and other supplies incurred last year ($52 million);

•	the abnormally cold winter of 2014 ($40 million);

•	lower maintenance costs and fewer operational disruptions ($25 million);

•	lower steam costs ($15 million), mainly due to lower natural gas prices;

•	lower chemical costs ($13 million), mostly related to lower commodity prices;

•	higher contributions from cogeneration facilities ($9 million);

•	lower wood chip prices ($8 million); and

•	favorable property tax adjustments ($8 million);
partly offset by:

•
higher defined benefit pension and OPEB plans costs ($68 million) relating mainly to the amortization of actuarial losses and a settlement charge related to annuity purchases for certain inactive U.S. employees;

•	higher power costs ($7 million), mostly due to higher power prices in Ontario;

•	the recognition of an energy saving incentive in the U.S. Southeast in 2014 ($6 million);

•	an increase in fiber costs ($5 million), partly due to product mix; and

•	lower tax credits in connection with infrastructure investments ($3 million).
Distribution costs
After removing the effects of lower volume and the weaker Canadian dollar, distribution costs were $14 million lower in 2015, mostly as result of the weather-related increases in freight and warehousing costs in the first quarter of 2014, and lower fuel surcharges, partly offset by an increase in average length of haul and higher freight rates.
Depreciation and amortization
Depreciation and amortization was $6 million lower in 2015, mainly because of the closure of our Laurentide, Quebec, and Iroquois Falls, Ontario, mills in the fourth quarter of 2014, partly offset by the amortization of costs associated with the implementation of our integrated business management software, and depreciation for our new Atikokan and Ignace sawmills.
Selling, general & administrative expenses
SG&A increased by $5 million in 2015, primarily because of higher project costs ($14 million), higher stock-based compensation expense ($5 million) and a lower group insurance refund ($3 million), offset in part by the weaker Canadian dollar ($14 million) and lower expenses ($7 million), mainly related to consulting fees.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “- Segment Earnings - Corporate and Other” below.
Net loss variance analysis
Interest expense
Interest expense was $6 million lower, to $41 million, primarily due to capitalized interest on capital projects.
Other income (expense), net
We recorded other income, net, of $4 million in 2015, compared to other expense, net, of $83 million in 2014. This reflects mostly a non-cash foreign exchange loss of $4 million on the translation of Canadian dollar net monetary items in 2015, compared to a non-cash foreign exchange loss of $32 million and a $61 million write-down of our investment in Ponderay Newsprint Company, an unconsolidated partnership in which we have a 40% interest, in 2014.
Income taxes
We recorded an income tax benefit of $1 million in 2015, on a loss before income taxes of $256 million, compared to an expected income tax benefit of $90 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects a net increase in valuation allowances, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, and foreign exchange related items, offset by a change in tax rates on deferred income taxes due to an intercompany asset transfer in connection with an operating company realignment and state and foreign tax rate differences.
We recorded an income tax benefit of $30 million in 2014, on a loss before income taxes of $304 million, compared to an expected income tax benefit of $106 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects the unfavorable effects of foreign exchange related items, foreign tax rate differences, and a net increase in valuation allowances, primarily related to our U.S. operations where we no longer recognize deferred income tax assets, partly offset by a tax benefit due to the reversal of our valuation allowance related to Fibrek Holding Inc., a Canadian wholly-owned subsidiary.

Most of our Canadian subsidiaries, including our principal Canadian operating subsidiary, have the U.S. dollar as functional currency but determine taxable income in Canadian dollars. This can cause frequent and substantial variations to our effective tax rate when compared to the weighted-average of both domestic and foreign statutory tax rates. This is because we compute the foreign exchange component of the income tax provision of our Canadian subsidiaries on a different basis than in our Consolidated Financial Statements. Due to the unpredictability of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our effective tax rate.
Q4 of 2015 vs. Q4 of 2014
Operating loss variance analysis
Sales
Our sales were $161 million, or 15%, lower this quarter, to $894 million. Overall, pricing had an unfavorable impact of $122 million, including the effect of currency of $7 million, reflecting lower average transaction prices across all segments: 22% for wood products; 16% for newsprint; and 10% for market pulp. Shipments of newsprint and specialty papers were also lower as a result of our 2014 capacity rationalization initiatives to, among other things, adapt to changing market dynamics.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $62 million lower in the quarter. After removing the effects of the weaker Canadian dollar, the lower overall volume, and the COS related to Atlas Paper, manufacturing costs increased by $11 million, reflecting primarily:

•
higher defined benefit pension and OPEB plan costs ($28 million) relating mainly to the amortization of actuarial losses and a settlement charge related to annuity purchases for certain inactive U.S. employees; and

•	the recognition of additional tax credits in connection with infrastructure investments in the year-ago period ($7 million);
offset in part by:

•	the effect of asset optimization initiatives, including closure-related write-down of mill stores and other supplies incurred in the year-ago period ($11 million);

•	lower steam costs ($6 million), mainly due to lower natural gas prices;

•	lower fiber costs ($4 million), in part due to lower fuel costs;

•	fewer operational disruptions ($3 million); and

•	higher contributions from cogeneration facilities ($3 million).

Distribution costs
After removing the effects of lower volume and the weaker Canadian dollar, distribution costs were $8 million lower because of lower fuel surcharges and customer mix, partly offset by higher freight rates.
Selling, general & administrative expenses
SG&A increased by $8 million in the quarter, reflecting higher project costs ($5 million), a group insurance refund in the year-ago quarter ($5 million), partly offset by the weaker Canadian dollar ($3 million).
Closure costs, impairment and other related charges
In the fourth quarter of 2015, we recorded closure costs, impairment and other related charges of $173 million, primarily related to a long-lived asset impairment charge for our Catawba paper assets, as a result of declining market conditions.
By comparison, we recorded $131 million in the same period in 2014, reflecting:

•
$57 million of accelerated depreciation, $9 million for severance and other termination benefits and $8 million for other closure costs, including environmental remediation obligations, in connection with the permanent closure of our Iroquois Falls mill in the fourth quarter; and

•	$32 million of accelerated depreciation and $4 million for other closure costs in connection with the permanent closure of our Laurentide mill.
Net loss variance analysis
Interest expense
Interest expense was $3 million lower, to $9 million, primarily due to capitalized interest on capital projects.
Other expense, net
We recorded other expense, net, of $1 million in the quarter, compared to $25 million in the year-ago period. That period included an $18 million non-cash loss on translation of Canadian dollar net monetary items and an $11 million write-down of our investment in Ponderay Newsprint Company.
Income taxes
We recorded an income tax benefit of $23 million in the fourth quarter of 2015, on a loss before income taxes of $236 million, compared to an expected income tax benefit of $83 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects a net increase in valuation allowances, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, and foreign exchange related items, offset by state tax rate differences. In the fourth quarter of 2014, we recorded a $22 million income tax benefit on a loss before income taxes of $130 million, reflecting the unfavorable effects of foreign exchange related items, foreign tax rate differences, and a net increase in valuation allowances, primarily related to our U.S. operations, where we no longer recognize deferred income tax assets, partly offset by a tax benefit recognized on the reversal of our valuation allowance related to Fibrek Holding Inc., a Canadian wholly-owned subsidiary.

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
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $206 million lower. After removing the favorable effect of the weaker Canadian dollar, as a significant portion of our production capacity is based in Canada, and the lower overall volume, manufacturing costs were $5 million lower, reflecting:

•	lower defined benefit pension and OPEB expenses ($34 million);

•	lower start-up costs ($28 million), the most significant of which were costs incurred in 2013 in connection with the restart of the Gatineau mill;

•
the recognition of an energy savings incentive in the U.S. Southeast, the recognition of additional tax credits in connection with infrastructure investments and other tax, research and development and insurance credits ($20 million);

•	the effect of asset optimization initiatives ($17 million);

•	the full period operation of the Thunder Bay cogeneration assets, partly offset by additional maintenance ($8 million); and

•	better fiber and chemical costs ($7 million);

partly offset by:

•	the abnormally cold winter ($40 million);

•	higher stumpage fees and other costs associated with the comprehensive modification of the forest tenure system in the province of Quebec ($17 million);

•	operational disruptions and higher maintenance costs ($17 million);

•	asset preservation costs mainly at our closed Fort Frances, Ontario, facility and additional stores inventory write-downs in connection with closures ($16 million);

•	higher natural gas and power costs ($9 million);

•	lower contribution from the cogeneration facilities at Dolbeau and Saint-Félicien, because of higher bark costs at one mill and mechanical failures at another ($7 million); and

•	the timing of business interruption insurance proceeds received in 2013 ($3 million).
Distribution costs
After removing the effect of the lower volume, distribution costs were higher in 2014, mostly as result of higher warehousing and freight costs in the specialty papers segment, in part due to weather in the first two quarters of the year and an increase in the average length of haul in the specialty papers and market pulp segments, partly offset by lower fuel surcharges late in the year.
Selling, general and administrative expenses
SG&A was $11 million lower in 2014, primarily because of the weaker Canadian dollar ($9 million), lower project costs and a group insurance refund, offset in part by an increase in allowances for doubtful accounts.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “- Segment Earnings - Corporate and Other” below.
Net loss variance analysis
Interest expense
Interest expense was $4 million lower, to $47 million, primarily reflecting the second quarter 2013 refinancing of our 10.25% senior secured notes due 2018 (or the “2018 notes”) with the 2023 notes.
Other expense, net
We recorded other expense, net, of $83 million in 2014, compared to $62 million in 2013. The 2014 expense included a $61 million write-down of our investment in Ponderay Newsprint Company, an unconsolidated partnership in which we have a 40% interest and act as managing partner through a wholly-owned subsidiary, and a non-cash loss on translation of Canadian dollar net monetary items ($32 million).
The $62 million we recorded as other expense, net, in 2013 was the product of:

•	the tender premium paid to holders of 2018 notes in the refinancing, net of the write-down of the associated unamortized premium ($59 million); and

•	a non-cash loss on translation of Canadian dollar net monetary items ($24 million);
offset in part by:

•	the forgiveness of a note payable in connection with our acquisition of a former joint venture partner’s interest in Calhoun Newsprint Company (or “CNC”) ($12 million); and

•	a distribution from the liquidation of a former U.K. subsidiary ($12 million).

Income taxes
We recorded an income tax benefit of $30 million in 2014, on a loss before income taxes of $304 million. See the 2015 vs. 2014 variance analysis above.
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
Segment Earnings
We manage our business based on the products we manufacture. Our reportable segments correspond to our principal product lines: market pulp, tissue, wood products, newsprint and specialty papers.
We do not allocate any of the income or loss items following “operating loss” in our Consolidated Statements of Operations to our segments because those items are reviewed separately by management. Similarly, we do not allocate to the segments: closure costs, impairment and other related charges; inventory write-downs related to closures; start-up costs; net gain on disposition of assets; non-operating pension and OPEB costs and credits; acquisition-related costs; as well as other discretionary charges or credits.
We allocate depreciation and amortization, and SG&A to the segments, with the exception of certain other discretionary charges and credits, which we present under “corporate and other.”
In 2015, we changed our presentation of segment operating income to reallocate non-operating pension and OPEB costs from the reportable segments to “corporate and other” in the segment presentation of operating income. For more information see “Overview – 2015 Overview” above.

MARKET PULP
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2015	2014	2013
Sales	$889	$974	$1,053
Operating income (1)	76	63	43
EBITDA (2)	129	116	95
(In thousands of metric tons)
Shipments	1,375	1,383	1,583
Downtime	112	91	51

	December 31,
(In thousands of metric tons)	2015	2014	2013
Finished goods inventory	90	93	81

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2015	2014	2013
Net income including noncontrolling interests	$76	$63	$43
Depreciation and amortization	53	53	52
EBITDA	129	116	95
Industry trends
World demand for chemical pulp grew by 2% in 2015, including an increase of 6% in China, 2% in Latin America and 1% in Western Europe; North American demand was flat. World capacity grew by approximately 2% in the same period, mostly reflecting the significant expansion of Latin American hardwood capacity. World demand for softwood was up by 2%, reflecting a 3% increase in shipments to North America and a 7% increase in shipments to China, offset by a 3% decrease of shipments to Western Europe. In the same period, demand for hardwood pulp was up by 3%, with shipments higher by 5% to China and 4% to Western Europe, but down by 4% to North America. Most of the growth of over 900,000 metric tons in hardwood demand was in eucalyptus grades, which represent about 70% of hardwood demand.
Operational Performance
2015 vs. 2014
Operating income variance analysis

MARKET PULP

(in $ millions)

OPERATING INCOME VARIANCE

2014 to 2015

63
(6)
(79)
5
58
28
1
2
4
76
2014 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
2015 OPERATING INCOME

Sales
Sales were $85 million lower, or 9%, to $889 million in 2015. Shipments were 8,000 metric tons lower, and the average transaction price dropped by $58 per metric ton, or 8%, largely due to softer market conditions in North America.
We recorded 21,000 metric tons of additional downtime in 2015, primarily as a result of production slowback at our RBK mills and maintenance in Thunder Bay.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $91 million lower in 2015; manufacturing costs improved by $58 million after removing the effects of the lower volume and weaker Canadian dollar. This reflects the favorable effects of:

•	lower maintenance costs and fewer operational disruptions ($14 million);

•	lower steam costs ($10 million), mainly due to natural gas prices;

•	the abnormally cold winter of 2014, including higher steam costs and wood prices in the prior year ($8 million);

•	higher contribution from the cogeneration facility at Saint-Félicien ($8 million);

•	lower chemical and fiber costs ($7 million), mainly due to lower commodity prices;

•	lower wood chip prices ($5 million); and

•	a favorable property tax adjustment ($4 million).
Selling, general and administrative expenses
SG&A was $4 million lower in 2015 primarily due to the effect of the weaker Canadian dollar and lower volume-related expenses.
2014 vs. 2013
Operating income variance analysis

MARKET PULP

(in $ millions)

OPERATING INCOME VARIANCE

2013 to 2014

43
(134)
55
78
1
12
14
(3)
(1)
(2)
63
2013 OPERATING INCOME
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
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $91 million lower in 2014; manufacturing costs improved by $1 million after removing the effects of the lower volume and weaker Canadian dollar. This reflects the favorable effects of:

•	lower power, steam and wood chip costs and other miscellaneous improvements ($6 million);

•	lower defined benefit pension and OPEB expenses ($4 million), mainly as a result of amendments to our U.S. OPEB plans;

•	better overall labor costs as a result of restructuring initiatives ($3 million); and

•	lower maintenance at our RBK mills ($2 million);
offset in part by:

•	the abnormally cold winter ($8 million), including higher steam costs and wood prices in the U.S. Southeast;

•	operational disruptions ($8 million); and

•	lower contribution from the cogeneration facility at Saint-Félicien because of mechanical failures ($4 million).
Distribution costs
Distribution costs were $11 million lower in 2014, mostly as a result of lower volume.

TISSUE
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2015	2014	2013
Sales	$11	$—	$—
Operating loss (1)	(1)	—	—
EBITDA (2)	—	—	—
(In thousands of short tons)
Shipments	7	—	—
Downtime	—	—	—

	December 31,
(In thousands of short tons)	2015	2014	2013
Finished goods inventory	6	—	—

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2015	2014	2013
Net loss including noncontrolling interests	$(1)	$—	$—
Depreciation and amortization	1	—	—
EBITDA	—	—	—
On November 16, 2015, we acquired Atlas Paper, a manufacturer of a range of tissue products for the away-from-home and private-label at-home markets, including virgin and recycled products, covering economy, value and premium grades and operating two tissue mills and a recycling facility in Florida.
We began consolidating the results of operations of Atlas Paper in our Consolidated Financial Statements as of the acquisition date. In the short period since the acquisition, the tissue assets generated an operating loss of $1 million. The average transaction price in the segment was $1,536 per short ton; sales were $11 million on shipments of 7,000 short tons (6,000 metric tons).

WOOD PRODUCTS
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2015	2014	2013
Sales	$536	$610	$569
Operating income (1)	2	69	41
EBITDA (2)	39	102	77
(In million board feet)
Shipments	1,678	1,585	1,480
Downtime	176	170	482

	December 31,
(In million board feet)	2015	2014	2013
Finished goods inventory	130	117	123

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2015	2014	2013
Net income including noncontrolling interests	$2	$69	$41
Depreciation and amortization	37	33	36
EBITDA	39	102	77
Industry trends
2015 U.S. housing starts on a seasonally-adjusted basis were 1.1 million; actual starts were up by 11% from last year. However, North American lumber exports to Asia were lower by 11%.

Operational Performance
2015 vs. 2014
Operating income variance analysis

WOOD PRODUCTS

(in $ millions)

OPERATING INCOME VARIANCE

2014 to 2015

69
36
(110)
(23)
(3)
39
(3)
1
(4)
2
2014 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
2015 OPERATING INCOME

Sales
Sales were $74 million lower, or 12%, to $536 million, reflecting a $65 per thousand board feet drop in average transaction price, or 17%. Shipments, however, increased by 93 million board feet following our capacity enhancement initiatives, including the start-up of our Thunder Bay wood pellet facility and the additional volume from our new Atikokan and Ignace sawmills.

Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effect of higher volume and the favorable effect of the weaker Canadian dollar, manufacturing costs increased by $3 million, mainly because of unfavorable fiber costs, including higher stumpage fees in the province of Quebec, net of lower fuel prices.
Depreciation and amortization
Depreciation and amortization increased by $4 million, mainly as a result of our new Atikokan and Ignace sawmills.
Selling, general and administrative expenses
SG&A was unchanged in 2015, reflecting the positive effect of the weaker Canadian dollar, offset by higher expenses as a result of capacity enhancements.
2014 vs. 2013
Operating income variance analysis

WOOD PRODUCTS
(in $ millions)

OPERATING INCOME VARIANCE
2013 to 2014

41
41
18
(18)
(22)
(14)
24
(4)
3
3
(3)
69
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
2013 OPERATING INCOME
2014 OPERATING INCOME

Sales
Sales were $41 million higher, or 7%, to $610 million, reflecting a 105 million board feet increase in shipments, despite wood shortages affecting certain areas of Quebec. This reflects the first stages of our initiatives to grow capacity in line with the gradual recovery in U.S. housing starts, including the 2013 restart of our Maniwaki, Quebec, sawmill and the replacement of a Comtois, Quebec, sawline, as well as other capacity enhancement initiatives. Despite significant fluctuations in the last two years, the average transaction price in 2014 was essentially unchanged compared to 2013 on a U.S. dollar basis, as higher Canadian pricing was offset by weakening currency.
Cost of sales, excluding depreciation, amortization and distribution costs
After excluding the unfavorable effect of higher volume and the favorable effect of the weaker Canadian dollar, manufacturing costs increased by $14 million. This is the result of:

•	higher log costs in the province of Quebec due to the comprehensive modification of the forest tenure system ($17 million); and

•	lower internal wood chip selling prices ($10 million);

offset in part by:

•	the recognition of additional tax credits in connection with infrastructure investments ($10 million); and

•	better fiber usage following process improvements at certain sawmills as well as increased productivity at the new sawline in Comtois ($3 million).
Depreciation and amortization
Depreciation and amortization decreased as a result of lower net fixed assets following the full amortization of certain assets in 2013.

NEWSPRINT
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2015	2014	2013
Sales	$1,105	$1,402	$1,473
Operating (loss) income (1)	(23)	20	39
EBITDA (2)	41	89	112
(In thousands of metric tons)
Shipments	2,150	2,371	2,392
Downtime	78	196	141

	December 31,
(In thousands of metric tons)	2015	2014	2013
Finished goods inventory	91	115	99

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2015	2014	2013
Net (loss) income including noncontrolling interests	$(23)	$20	$39
Depreciation and amortization	64	69	73
EBITDA	41	89	112
Industry trends
North American demand for newsprint dropped by 10% in 2015. The compounded effect of lower global demand and the strong U.S. dollar pushed North American exports down by 15% in the year, leading to a reduction in total shipments from North American mills by 12%. But production was also significantly lower, down by 13%, including our half-million tons of capacity closures late in 2014. This led to shipment-to-capacity rates of 92% on average in 2015 in North America.

Global demand was down by 9%, with drops in all major regions, including Asia (9%), Western Europe (8%), and Latin America (10%). North American exports to Latin America dropped by 16% and to Asia by 18%, again reflecting the effect of lower global demand and weaker global currencies.
Operational Performance
2015 vs. 2014
Operating (loss) income variance analysis

NEWSPRINT
(in $ millions)
OPERATING (LOSS) INCOME VARIANCE
2014 to 2015
20
(131)
(143)
(23)
86
55
66
19
13
5
10
(23)
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
2014 OPERATING INCOME
2015 OPERATING LOSS

Sales
Newsprint sales dropped by $297 million, or 21%, to $1,105 million in 2015. This reflects a 221,000 metric ton decrease in shipments and a $77 per metric ton drop in average transaction price, which includes the unfavorable effect of the weaker Canadian dollar on sales denominated in that currency. The decrease in shipments is in line with the lower production volumes following the 465,000 metric tons of closures we announced in December of 2014 at three newsprint machines in Canada. Capacity closures are part of our efforts to optimize the asset base, maximizing the utilization of our most cost-effective mills and streamlining production to adapt to changing market dynamics.
Compared to 2014, our international shipments are down by 12%, and domestic shipments are down by 8%. Accordingly, our domestic shipments represented 61% of total newsprint shipments in the year.
We recorded 78,000 metric tons of downtime in 2015, compared to 196,000 metric tons in the prior year, which included 24,000 metric tons of downtime associated with our mill in Iroquois Falls, which has since been permanently closed, and downtime associated with the fiber availability limitations at certain mills in Quebec.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $207 million lower in the year, reflecting the effect of lower volume ($86 million), the weaker Canadian dollar ($66 million) and a $55 million improvement in manufacturing costs, due to:

•	the abnormally cold winter of 2014 ($21 million), particularly the cost of electricity at the Ontario mills;

•	the effect of asset optimization initiatives ($21 million), including the sale of most of our recycling assets in 2014;

•	lower maintenance costs and fewer operational disruptions ($5 million);

•	lower fiber costs ($5 million), mainly due to lower recycled fiber prices;

•	lower steam costs ($4 million), mainly due to lower natural gas prices;

•	favorable property tax adjustments ($4 million); and

•	lower wood chip prices ($3 million);
offset in part by:

•	higher power costs ($7 million), mostly due to higher power prices in Ontario; and

•	the recognition of an energy saving incentive in the U.S. Southeast in 2014 ($6 million).
Distribution costs
After removing the effects of lower volume and the weaker Canadian dollar, distribution costs were $9 million lower in 2015, mainly due to lower fuel surcharges and the weather-related increases in freight and warehousing costs in the first quarter of 2014, offset in part by higher freight rates.
Depreciation and amortization
Depreciation and amortization was $5 million lower as a result of the closure of our Iroquois Falls mill.
Selling, general and administrative expenses
SG&A was $10 million lower in 2015, primarily due to the effect of the weaker Canadian dollar and lower expenses as a result of capacity reductions.

2014 vs. 2013
Operating income variance analysis

NEWSPRINT
(in $ millions)
OPERATING INCOME VARIANCE
2013 to 2014
39
(14)
(46)
(11)
8
(7)
47
2
1
4
(3)
20
2013 OPERATING INCOME
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
As a result of our capacity initiatives, we’ve reduced our annualized capacity by 465,000 metric tons, representing:

•	the closure of the Iroquois Falls mill in the fourth quarter of 2014;

•	the closure of a paper machine in Baie-Comeau, Quebec, in the fourth quarter of 2014; and

•	the closure of a paper machine in Clermont, Quebec, in the first quarter of 2015.
We recorded 55,000 metric tons more downtime than last year, mostly in the third quarter of this year, to reduce finished goods inventory and because of wood shortages at certain Quebec mills.
Cost of sales, excluding depreciation, amortization and distribution costs
Segment COS were $48 million lower during the year, reflecting, in addition to the lower volumes, a $47 million benefit from the weaker Canadian dollar, offset by a $7 million increase in manufacturing costs due to:

•	the unfavorable effect of the abnormally cold winter ($21 million), particularly the cost of electricity at the Ontario mills; and

•	higher maintenance costs ($7 million);
partially offset by:

•	full year operation of the Thunder Bay cogeneration facility, partly offset by additional maintenance ($8 million);

•	the recognition of an energy savings incentive in the U.S. Southeast ($6 million); and

•	lower internal wood chip prices ($5 million).
Depreciation and amortization
Depreciation and amortization was lower, mostly as a result of the sale of our recycling assets.

SPECIALTY PAPERS
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2015	2014	2013
Sales	$1,104	$1,272	$1,366
Operating income (loss) (1)	29	(19)	39
EBITDA (2)	100	63	116
(In thousands of short tons)
Shipments	1,580	1,778	1,837
Downtime	66	126	188

	December 31,
(In thousands of short tons)	2015	2014	2013
Finished goods inventory	88	83	96

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2015	2014	2013
Net income (loss) including noncontrolling interests	$29	$(19)	$39
Depreciation and amortization	71	82	77
EBITDA	100	63	116
Industry trends
North American demand for uncoated mechanical papers was down by 12% in 2015. Supercalendered, or “SC”, grades were down by 10% and standard grades, including our higher brightness grades, were down by 12%. Overall production in the year was down by 13%, leading to shipment-to-capacity rates of around 91%.

Coated mechanical demand was down by 10% in 2015, and down by 18% in the fourth quarter alone compared to the same period last year. North American production, however, was down by 12%, or about 399,000 short tons (362,000 metric tons). With the North American capacity closures, the industry sustained a 95% shipment-to-capacity ratio in 2015, but Western European producers took advantage of the weak euro to increase their exports to North America by 44%, adding 115,000 short tons (104,000 metric tons) to the domestic supply.
Operational Performance

2015 vs. 2014
Operating income (loss) variance analysis

SPECIALTY PAPERS

(in $ millions)

OPERATING INCOME (LOSS) VARIANCE

2014 to 2015

(19)
(144)
(16)
(8)
88
38
45
17
9
11
8
29
2014 OPERATING LOSS
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER OPERATING COSTS
Depreciation and amortization
SG&A
2015 OPERATING INCOME

Sales
Specialty paper sales decreased by $168 million, or 13%, to $1,104 million in 2015, mostly as a result of a 198,000 short ton (180,000 metric tons) drop in shipments with the closure of our Laurentide mill in the fourth quarter of 2014.
We recorded 66,000 short tons (60,000 metric tons) of downtime in 2015, compared to 126,000 short tons (114,000 metric tons) in the prior year. That year included 56,000 short tons (51,000 metric tons) of downtime associated with the idled paper machines at Catawba and Fort Frances, both of which have since been permanently closed and are no longer recorded as downtime.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $171 million in the year. After removing the effects of the weaker Canadian dollar and lower volume, our manufacturing costs fell by $38 million, reflecting:

•	the effect of asset optimization initiatives ($16 million);

•	the abnormally cold winter of 2014 ($11 million), which included a significant increase in steam costs, particularly at our U.S. Southeast mills;

•	lower chemical costs ($8 million), mostly related to lower commodity prices; and

•	lower maintenance costs and fewer operational disruptions ($6 million);
offset in part by higher fiber usage, in part due to product mix ($9 million).
Distribution costs
After removing the effects of lower volume and the weaker Canadian dollar, distribution costs were $6 million lower in the year, primarily due to the weather-related increases in freight and warehousing costs in the first quarter of 2014. The favorable effect of lower fuel surcharges was offset in part by the impact of an increase in average length of haul and higher freight rates.

Depreciation and amortization
The lower depreciation and amortization reflects the closure of a machine at our Catawba mill and the permanent closure of the Laurentide mill in 2014.
Selling, general and administrative expenses
SG&A was $8 million lower in the year, mostly due to the effect of the weaker Canadian dollar and lower expenses as a result of capacity reductions.
2014 vs. 2013
Operating (loss) income variance analysis

SPECIALTY PAPERS
(in $ millions)
OPERATING (LOSS) INCOME VARIANCE
2013 to 2014
39
(45)
(42)
(7)
18
(5)
36
5
(15)
(5)
2
(19)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER OPERATING COSTS
2013 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
2014 OPERATING LOSS

Sales
Specialty papers sales were down by $94 million, or 7%, to $1,272 million. Shipments were 59,000 short tons lower (54,000 metric tons) as a result of weather-related production disruptions, mechanical failures in Catawba, and lower production following the closure of our Fort Frances and Laurentide mills. The average transaction price was $29 per short ton lower, or 4%, most of which is due to the significant erosion in coated mechanical paper prices in the first nine months of the year due to industry excess supply. We reduced inventory by 13,000 short tons (12,000 metric tons) during the year, mostly in the fourth quarter.
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

We recorded 56,000 short tons (51,000 metric tons) of downtime associated with the idled Catawba and Fort Frances machines in the first quarter of 2014, and none thereafter given the timing of the closure announcements. We recorded 146,000 short tons of downtime (132,000 metric tons) associated with the idled Catawba machine in 2013. After removing the downtime associated with those machines, the remaining increase includes market downtime, additional maintenance and lost production due to the abnormally cold weather in the first quarter of 2014.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $49 million in 2014. But after removing the favorable effect of the weaker Canadian dollar and lower volume, manufacturing costs increased by $5 million, which reflects:

•	the abnormally cold winter in the first quarter ($11 million), including a significant increase in steam costs, particularly at our U.S. Southeast mills;

•	higher fuel and power costs mainly due to higher natural gas pricing and unfavorable usage ($11 million);

•	costs associated with mechanical failures ($5 million);

•	higher bark costs at the Dolbeau cogeneration facility ($3 million); and

•	the timing of business interruption insurance proceeds received in 2013 ($3 million);
offset in part by:

•	the effect of asset optimization initiatives ($17 million);

•	lower defined benefit pension and OPEB expenses ($10 million), mainly as a result of amendments to our U.S. OPEB plans; and

•	lower wood chip prices ($3 million).
Distribution costs
Distribution costs were higher as a result of weather-related increases in freight and warehousing costs in the first two quarters of the year, but also because of higher inventory levels and an increase in average length of haul.
Depreciation and amortization
The increase in depreciation and amortization reflects a change to the estimated useful life of a hydroelectric asset following an agreement we reached with the province of Quebec in the first quarter to renew the associated water rights ($10 million), partly offset by lower depreciation ($7 million) as a result of the closure of a machine at our Catawba mill and the permanent closure of the Laurentide mill.

CORPORATE AND OTHER
Highlights

	Years Ended December 31,
(In millions)	2015	2014	2013
Cost of sales, excluding depreciation, amortization and distribution costs	$(78)	$(18)	$(48)
Depreciation and amortization	(11)	(6)	(5)
Selling, general and administrative expenses	(32)	(7)	(24)
Closure costs, impairment and other related charges	(181)	(278)	(89)
Net gain on disposition of assets	—	2	2
Operating loss	$(302)	$(307)	$(164)
Interest expense	(41)	(47)	(51)
Other income (expense), net	4	(83)	(62)
Income tax benefit (provision)	1	30	(524)
Net loss including noncontrolling interests	$(338)	$(407)	$(801)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2015	2014	2013
Net loss including noncontrolling interests	$(338)	$(407)	$(801)
Interest expense	41	47	51
Income tax (benefit) provision	(1)	(30)	524
Depreciation and amortization	11	6	5
EBITDA	$(287)	$(384)	$(221)
Foreign exchange translation loss	4	32	24
Closure costs, impairment and other related charges	181	278	89
Inventory write-downs related to closures	2	17	11
Start-up costs	5	4	32
Net gain on disposition of assets	—	(2)	(2)
Non-operating pension and OPEB costs (credits)	66	(10)	5
Write-down of equity method investment	—	61	—
Net loss on extinguishment of debt	—	—	59
Acquisition-related costs	4	—	6
Other income, net	(8)	(10)	(21)
Adjusted EBITDA	$(33)	$(14)	$(18)

2015 vs. 2014
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $78 million in 2015 compared to $18 million in 2014. The current year includes:

•	defined benefit pension and OPEB costs ($60 million), mainly non-operating costs;

•	asset preservation costs for the permanently closed Fort Frances, Laurentide and Iroquois Falls mills ($9 million); and

•	start-up costs ($5 million), primarily related to the ramp-up of our Atikokan sawmill.
In 2014, we incurred COS of $18 million, which included:

•
write-downs of mill stores and other supplies ($17 million) as a result of the permanent closure of our Laurentide and Iroquois Falls paper mills and the permanent closure of a paper machine in Catawba; and

•	asset preservation costs ($10 million), mainly related to the permanently closed Fort Frances mill;
mostly offset by non-operating pension and OPEB credits ($10 million).
The higher defined benefit pension and OPEB plans costs related mainly to the amortization of actuarial losses due to the substantial drop in discount rates and longer life expectancy assumptions in both the U.S. and Canada in 2014, which caused the net pension and OPEB liability to increase by $330 million in 2014, and a $14 million settlement charge related to annuity purchases for certain inactive U.S. employees.
Depreciation and amortization
Depreciation and amortization was $5 million higher in 2015, mainly because of the amortization of costs associated with the implementation of our integrated business management software.
Selling, general & administrative expenses
The SG&A allocated to “corporate and other” was $25 million greater in 2015, primarily because of higher project costs and stock-based compensation expense, and a lower group insurance refund, offset in part by lower expenses, mainly related to consulting fees.
Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $181 million, compared to $278 million in 2014. The current year primarily included a long-lived asset impairment charge related to our Catawba paper assets ($176 million), as a result of the declining market conditions. The prior year included:

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

•	accelerated depreciation following our decision in the second quarter to permanently close the idled paper machine in Catawba ($45 million);

•	idling and cleaning costs as well as severance charges at our Fort Frances mill ($12 million); and

•	long-lived asset impairment charges in connection with the sale of most of our recycling assets ($6 million).

2014 vs. 2013
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $30 million lower in 2014. The most significant changes were:

•	lower start-up costs ($28 million), primarily due to the restart of the Gatineau mill in June of 2013;

•	lower defined benefit pension and OPEB expenses ($16 million), mostly non-operating costs; and

•	the recognition of tax, research and development and insurance credits ($4 million);
only partially offset by:

•	higher asset preservation costs ($10 million); and

•	higher stores inventory write-downs ($6 million) in connection with the closure of a machine at our Catawba mill and the permanent closure of the Laurentide and Iroquois Falls mills.
Selling, general and administrative expenses
The SG&A allocated to “corporate and other” was $17 million lower in 2014, primarily because of lower project costs and a group insurance refund.
Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $278 million. See the 2015 vs. 2014 variance analysis above.
We recorded closure costs, impairment and other related charges of $89 million in 2013, including:

•	accelerated depreciation and severance costs associated with the idling of a newsprint machine at our Calhoun mill ($50 million);

•	an extended market-related outage at the remaining paper machine in Fort Frances ($14 million); and

•	the impairment of our U.S. recycling assets ($11 million).
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our asset-based revolving credit facility to fund our operations, make pension contributions, and finance our working capital, capital expenditures and share repurchases. In addition, from time to time we may use available cash to reduce debt. As of December 31, 2015, we had cash and cash equivalents of $58 million and availability of $444 million under our asset-based revolving credit facility.
In our view, we have sufficient financial resources available to finance our business plan, meet working capital requirements and maintain an appropriate level of capital spending.
ABL credit facility
On May 22, 2015, we entered into a new five-year credit agreement for an ABL credit facility, with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. This facility replaces our previous $665 million senior secured asset-based revolving credit facility, originally dated as of December 9, 2010. The ABL credit facility will mature on May 22, 2020. As of December 31, 2015, we had $444 million of availability under the ABL credit facility, which was undrawn except for $34 million of ordinary course letters of credit.
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
Borrowings under the credit agreement bear interest at a rate equal to the base rate, the London Interbank Offered Rate (or the “LIBOR”), or the Canadian banker’s acceptance (or “BA”) rate, in each case plus an applicable margin. The applicable margin is between 0.00% and 0.75% with respect to base rate borrowings and between 1.00% and 1.75% with respect to LIBOR and Canadian BA borrowings, in each case based on availability under the credit facility and a leverage ratio.
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
Credit Rating Risk
Although the ABL credit facility does not include any provision that would require material changes in payment schedules or terminations as a result of a credit rating downgrade, we believe our access to capital markets at a reasonable cost is determined in part by credit quality. A credit rating downgrade could impact our ability to access capital markets at a reasonable cost.

December 31,
	2015	2014	2013
Standard & Poor’s
Long-term corporate credit rating	BB-	BB-	BB-
Outlook	Stable	Stable	Stable
Moody’s Investors Service
Senior secured debt	Ba3	Ba3	Ba3
Corporate family rating	Ba3	Ba3	Ba3
Probability of default	Ba3	Ba3	Ba3
Outlook	Stable	Positive	Positive
Liquidity rating (1)	SGL-1	SGL-1	SGL-1

(1)	In January 2016, our liquidity rating was revised to SGL-2.
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
Flow of Funds
Summary of cash flows
A summary of cash flows for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Years Ended December 31,
(In millions)	2015	2014	2013
Net cash provided by operating activities	$138	$186	$206
Net cash used in investing activities	(352)	(161)	(151)
Net cash (used in) provided by financing activities	(62)	(7)	4
Effect of exchange rate changes on cash and cash equivalents	(3)	(3)	—
Net (decrease) increase in cash and cash equivalents	$(279)	$15	$59
2015 vs. 2014
Cash provided by operating activities
We generated $138 million of cash from operating activities in 2015, compared to $186 million in 2014. The decrease is mainly due to lower sales as a result of lower average transaction prices.

Cash used in investing activities
We used $352 million in investing activities in 2015, compared to $161 million last year. The increase is mainly due to the acquisition of Atlas Paper, and the proceeds at maturity of notes issued in connection with a sale of U.S. timber assets securitized in 2001, received in 2014. Cash invested in fixed assets consisted mostly of investments in strategic projects such as: the upgrade to the Calhoun pulp mill to install a continuous digester and other wood chip processing equipment; the tissue manufacturing and converting facility in Calhoun; the completion of the construction of our new sawmill in Atikokan; and the implementation of our integrated business management software.
Cash used in financing activities
We used $62 million in financing activities in 2015, compared to $7 million last year. The increase is mainly due to share repurchases.
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
Cash (used in) provided by financing activities
We used $7 million in financing activities in 2014, compared to cash provided of $4 million in the prior year. In 2013, we received proceeds of $594 million in connection with the issuance of the 2023 notes, which we used to repurchase $501 million of the then-outstanding 2018 notes and to pay $84 million as a tender offer premium. We also paid financing and credit facility fees of $9 million, but received an $8 million contribution from our former joint venture partner in CNC in connection with our acquisition of their interest.
2016 expectations
In 2016, we anticipate that we may:

•
make approximately $250 million in capital expenditures, net of support under existing business development programs, including up to $165 million on the tissue project in Calhoun and $65 million on other value-creating projects; and

•
pursue other strategic opportunities, with a particular focus on those that reduce our cost position, improve our product diversification, provide synergies or allow us to expand into future growth markets.

As of February 29, 2016, we had borrowed $20 million under the ABL credit facility, and we expect to make additional borrowings under the facility in 2016 to sustain the capital expenditure commitments for our continued transformation strategy. Presently, we do not expect to borrow more than $150 million in the aggregate. We will consider other external financing opportunities to provide additional liquidity and maintain the high levels that we favor.
Countervailing duties cash deposit requirements
Since October 20, 2015, we have been required to make cash deposits at a subsidy rate of 17.87% for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. Based on our current operating parameters, the cash deposits could be as high as $25 million per year. For additional information, see Item 1A, “Risk Factors – We are subject to countervailing duty trade remedies on exports of our SC paper to the U.S., which could adversely affect our operations and cash flows,” of this Form 10-K.
Employee Benefit Plans
Pension and OPEB plans
In 2015, we contributed $123 million to our defined benefit pension plans and $20 million to our defined contribution pension plans, while expensing an aggregate of $104 million. We also made payments of $13 million to OPEB plans, compared to a $10 million credit to the net periodic benefit cost.
For 2016, we expect to make approximately $142 million of contributions to our defined benefit pension plans, $20 million to our defined contribution pension plans and $14 million to OPEB plans. The expected increase of our defined benefit pension plans contributions compared to 2015 is mostly due to a supplemental contribution of Cdn $25 million (as further discussed below). These amounts include pension contributions and OPEB payments related to our Canadian plans, which we translated based on the exchange rate in effect on December 31, 2015, and are more fully described below. We also expect to expense approximately $62 million of pension costs, compared to a $12 million credit for our OPEB plans. The expected decrease in the net periodic benefit cost compared to 2015 is because of the amortization of the actuarial losses, which is lower due to the decrease in the net pension and OPEB liability on our balance sheet, mainly as a result of the higher discount rates. The 2015 net periodic benefit cost also included a non-recurring $14 million settlement charge related to annuity purchases for certain inactive U.S. employees.
We fund our pension and OPEB plans as required by applicable laws and regulations; we could, from time to time, make additional payments.
Canadian pension funding
Basic funding parameters
The funding of our material Canadian registered pension plans, which we refer to as the “affected plans,” representing 67% of our unfunded pension obligations as of December 31, 2015, is governed by regulations specific to us, adopted by the provinces of Ontario and Quebec. We refer to these regulations, the effect of which will lapse in 2020, as the “funding relief regulations.”
As amended, the funding relief regulations provide that our aggregate annual contribution in respect of the solvency deficits in the affected plans for each year until 2020 is limited to a Cdn $80 million basic contribution and a supplemental contribution, beginning in 2016, if the plans’ aggregate solvency ratio is more than 2% below the target specified in the regulations for the preceding year, subject to certain conditions. The supplemental contributions essentially prevent payments of benefits from further depleting the plans’ solvency ratio. The first such supplemental contribution is capped at Cdn $25 million. Any supplemental contribution payable in respect of any subsequent year would be payable over a three-year period.
Since prevailing interest rates in Canada remained at low levels, the solvency ratio in the affected plans, the calculation of which is more fully described below, is more than 2% below the target specified in the regulations as of December 31, 2015. As a result, we will be required to make a supplemental contribution up to the capped amount of Cdn $25 million in 2016.
We are permitted to exit the funding relief regulations of either province earlier than 2020, by providing a notice to that effect to the applicable province on December 31 of any year. Our exit from such regulations would take effect for the year following the date of notice. If we elect to exit the funding relief regulations in either province, our pension plans in such province would become subject to the pension plan funding regime otherwise applicable to pension plans in that province.
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

	December 31,
Affected Plans	2015		2014	2013
Discount rate for accounting purposes	4.2%		3.9%	4.8%
Balance sheet funded status	81.9%		78.7%	84.0%
Discount rate for solvency purposes	2.4%	(1)	2.6%	3.8%
Solvency ratio	71.7%	(1)	71.3%	76.8%

(1)	Preliminary, subject to final actuarial report.
As of December 31, 2015, a 1% increase in the discount rate for solvency purposes would decrease the solvency deficit by approximately Cdn $450 million ($320 million, based on the exchange rate in effect on December 31, 2015), and vice versa.
Additional undertakings
As originally adopted, the funding relief regulations provided that corrective measures would be required if the aggregate solvency ratio in the affected plans fell below a prescribed level under the targets specified by the regulations as of December 31 in any year through 2014. This requirement was definitively removed in 2013, but according to the Ontario regulations, the corresponding 2011 and 2012 amounts in respect of Ontario plans (Cdn $110 million in the aggregate) have been deferred to after the expiration of the funding relief regulations in 2020 and will then be payable over five years in equal monthly installments starting on December 31, 2021, but only up to the elimination of the then remaining deficit, if any.
In connection with the establishment of the original funding relief regulations, our principal Canadian operating subsidiary undertook to make an additional solvency deficit reduction contribution of Cdn $75 to the affected plans, payable over four years, for each metric ton of capacity reduced in Quebec or Ontario, in the event of any permanent machine closure or temporary downtime of more than six consecutive months or nine cumulative months over a period of 18 months. As part of amendments to the funding relief regulations in 2014, it was determined that we would not be required to make any additional contribution in respect of any capacity reduction in Quebec that occurred before April 13, 2013. The application of the undertaking in respect of capacity reductions in Ontario that occurred while the Ontario undertaking remained in effect has yet to be settled.
The undertaking with Ontario expired in December 2015. The undertaking in respect of capacity reduction with Quebec expired, and was renewed on December 9, 2015, and will remain in effect for so long as the Quebec funding relief regulations continue to apply to us. As a result of this undertaking to the provinces, we made additional contributions to the affected plans of Cdn $19 million in 2015, and we will be required to make additional contributions of approximately Cdn $20 million for each of the next three years for past capacity reductions. The amount of our additional contributions would increase in the event of any future permanent machine closure or temporary downtime of more than six consecutive months or nine cumulative months over a period of 18 months in Quebec while the undertaking with Quebec remains in effect.
Partial wind-ups
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the Canadian court with jurisdiction in the Creditor Protection Proceedings from which we emerged in 2010, seeking an order to prevent pension regulators in each of Quebec, New Brunswick and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($110 million, based on the exchange rate in effect on December 31, 2015), would have to be funded if we do not obtain the relief sought. No hearing date has been set. At this time, we cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.
Share Repurchase Program
On May 28, 2015, our board of directors authorized a $50 million increase to our existing $100 million share repurchase program, which was originally launched in May of 2012. As of December 31, 2014, we had repurchased 5.6 million shares, at a cost of $67 million. During the year ended December 31, 2015, we repurchased an additional 5.5 million shares, at a cost of $59 million. There remains $24 million under the program.

Contractual Obligations
As of December 31, 2015, the Company’s contractual obligations, including payments due by period, were as follows:

(In millions)	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt (1)	$866	$36	$71	$71	$688
Non-cancelable operating lease obligations (2)	37	6	9	8	14
Purchase obligations (2)	389	119	155	91	24
	$1,292	$161	$235	$170	$726

(1)
Long-term debt commitments represent primarily interest payments on the 2023 notes over the periods indicated and payment of the remaining principal balance at maturity, assuming no further redemptions.

(2)	Information on our operating leases and purchase obligations can be found in Note 18, “Operating Leases and Purchase Obligations,” to our Consolidated Financial Statements.
RECENT ACCOUNTING GUIDANCE
In February 2015, the Financial Accounting Standards Board (or “FASB”) issued Accounting Standards Update (or “ASU”) 2015-02, “Amendments to the Consolidation Analysis.” The adoption of this accounting guidance will not materially impact our financial position.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The adoption of this accounting guidance modified the presentation of our Consolidated Balance Sheets.
In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The adoption of this accounting guidance will not materially impact our financial position.
In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The adoption of this accounting guidance modified the fair value hierarchy presentation of our pension plan assets in our Consolidated Financial Statements.
In July 2015, the FASB approved a one-year deferral of ASU 2014-09, “Revenue from Contracts with Customers.” We are still evaluating the impact of this standard on our results of operations or financial position.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” The adoption of this ASU did not have a material impact our financial position.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” The adoption of this accounting guidance modified the presentation of our Consolidated Balance Sheets.
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” We are still evaluating the impact of this update on our results of operations and financial position.
In February 2016, the FASB issued ASU 2016-02, “Leases.” We are still evaluating the impact of this standard on our results of operations and financial position.
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
Pension and OPEB obligations
Description of accounts impacted by the accounting estimates
We record assets and liabilities associated with our pension and OPEB obligations, net of pension plan assets that may be considered material to our financial position. We also record net periodic benefit costs associated with these net obligations as our employees render service. As of December 31, 2015, we have pension and OPEB obligations aggregating $5,242 million and accumulated pension plan assets at fair value of $4,049 million. Our 2015 net periodic pension and OPEB costs were $74 million.
Judgments and uncertainties involved in the accounting estimates
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
The discount rate for our domestic and foreign plans was determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans. The discount rate reflects the single rate that produces the same discounted values as the value of the theoretical high-quality bond portfolio. In determining the expected return on assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In determining the life expectancy rate of our domestic and foreign plans, we used the most recent actuarially-determined mortality tables and improvement scales. For the foreign plans, the mortality tables were adjusted with the result of our historical mortality experience study. The rates used are consistent with our future expectations of life expectancy for the employees who participate in our pension and OPEB plans. In determining the rate of compensation increase, we reviewed historical salary increases and promotions, while considering current industry conditions, the terms of collective bargaining agreements with our employees and the outlook for our industry. For the health care cost trend rate, we considered historical trends for these costs, as well as recently enacted healthcare legislation.

Effect if actual results differ from assumptions
Variations in assumptions could have a significant effect on the net periodic benefit costs and pension and OPEB obligations reported in our Consolidated Financial Statements. For example, a 25 basis point change in any one of these assumptions would have increased (decreased) our net periodic benefit costs for our pension and OPEB plans and our pension and OPEB obligations as follows:

	2015 Net Periodic Benefit Cost		Pension and OPEB Obligations as of December 31, 2015
(In millions)	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Assumption:
Discount rate	$(8)	$10	$(132)	$145
Return on assets	(10)	10	—	—
Rate of compensation increase	1	(1)	8	(8)
Health care cost trend rate	—	—	2	(2)
As of December 31, 2015, the most significant change in our assumptions was an increase to 4.2% from 4.0% as of December 31, 2014, in the discount rate for our pension and OPEB obligations, resulting in a decrease of our net pension and OPEB obligations of approximately $122 million.
The net periodic benefit costs of our pension plans is based on the expected return on plan assets and not the actual return on plan assets, and the net periodic benefit cost of our pension and OPEB plans is based on the expected change in pension and OPEB obligations arising from the time value of money and not the actual change in pension and OPEB obligations. Differences between these expected and actual results were recorded in “accumulated other comprehensive loss” in our Consolidated Balance Sheets as an actuarial gain or loss. Net gains arising in 2015, before tax, and deferred in “accumulated other comprehensive loss” were $115 million and decreased our accumulated net actuarial loss. This actuarial loss will be amortized into our Consolidated Statements of Operations in future years and approximately $48 million will be included in our net periodic benefit costs in 2016.
Deferred income tax assets
Description of accounts impacted by the accounting estimates
We have significant net deferred income tax assets of $980 million recorded in our Consolidated Balance Sheet as of December 31, 2015, all related to our Canadian operations, considering the full valuation allowance recorded against our U.S. net deferred income tax assets. Our deferred income taxes are comprised primarily of:
United States:

•
Deferred income tax assets of $917 million, comprised of $728 million for federal and state operating loss carryforwards expiring between 2016 and 2035, and $189 million for other temporary differences, mostly related to pension and OPEB plans.

•	Deferred income tax liabilities of $96 million, mostly related to accelerated depreciation on fixed assets.

•	A valuation allowance of $821 million against the net deferred income tax assets, which are not more likely than not to be realized in the future.
Canada:

•
Deferred income tax assets of $1,008 million, comprised of $177 million related to a pool of scientific research and experimental development costs with no expiry, $21 million for federal and provincial operating loss carryforwards expiring between 2025 and 2035, $91 million for tax credit carryforwards expiring between 2021 and 2036, as well as $719 million for other temporary differences, mostly related to fixed asset undepreciated capital costs with no expiry, and pension and OPEB plans.

•	Deferred income tax liabilities of $15 million for various temporary differences.

•	A valuation allowance of $13 million related to items of a capital nature.

Other:

•	Deferred income tax assets of $31 million, mostly comprised of other foreign subsidiaries operating loss carryforwards expiring between 2019 and 2025.

•	A valuation allowance of $31 million against the net deferred income tax assets of other foreign subsidiaries, which are not more likely than not to be realized in the future.
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
In 2013, following the assessment of our ability to realize the deferred income tax assets of our U.S. operations, we concluded that existing negative evidence outweighed positive evidence and that a full valuation allowance against our net deferred income tax assets was required. The cumulative loss of our U.S. operations limited our ability to consider other subjective positive evidence, such as projections of future earnings. As a result, for the year ended December 31, 2013, we recorded a charge in order to establish a full valuation allowance against our net U.S. deferred income tax assets. For the year ended December 31, 2015, negative evidence still outweighed positive evidence and we maintained a full valuation allowance against our net U.S. deferred income tax assets. A valuation allowance does not reduce our underlying tax attributes, nor hinders our ability to use them in the future. If, in the future, sufficient objective positive evidence becomes available such that, based on the weight of available evidence, it is determined to be more likely than not that some or all of the deferred income tax assets associated with our U.S. operations can be realized, the valuation allowance will be reduced as appropriate, with the related adjustment being recognized as a decrease to the income tax provision.
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
Tax benefits related to uncertain tax positions are recorded when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the relevant tax authority. The amount of tax benefit recognized may differ from the amount taken or expected to be taken on a tax return. These differences represent unrecognized tax benefits and are reviewed at each reporting period based on facts, circumstances and other available evidence. We have unrecognized tax benefits of $97 million as of December 31, 2015. As income tax legislation and regulations are complex and subject to interpretation, our tax positions could be challenged by taxing authorities.
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
Long-lived assets
Description of accounts impacted by the accounting estimates
We have long-lived assets recorded in our Consolidated Balance Sheet of $1,915 million as of December 31, 2015. These long-lived assets include fixed assets, net and amortizable intangible assets, net but exclude goodwill, which was determined in connection with the recent acquisition of Atlas Paper. In 2015, we recorded depreciation and amortization of $237 million and impairment and accelerated depreciation charges aggregating $178 million associated with these long-lived assets. The depreciation and amortization, impairment and accelerated depreciation charges are based on accounting estimates.
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
Our long-lived asset impairment and accelerated depreciation charges are disclosed in Note 4, “Closure Costs, Impairment and Other Related Charges,” to our Consolidated Financial Statements.
Judgments and uncertainties involved in the accounting estimates
The calculation of depreciation and amortization of long-lived assets requires us to apply judgment in selecting the remaining useful lives of the assets. The remaining useful life of an asset must address both physical and economic considerations. The remaining economic life of a long-lived asset is frequently shorter than its physical life. The pulp and paper industry in recent years has been characterized by considerable uncertainty in business conditions. Estimates of future economic conditions for our long-lived assets and therefore, their remaining useful economic lives, require considerable judgment.
Asset impairment for long-lived assets to be held and used is tested at the lowest asset group level having largely independent cash flows. Determining the asset groups for long-lived assets to be held and used requires management’s judgment.
Asset impairment loss calculations require us to apply judgment in estimating asset group fair values and future cash flows, including periods of operation, projections of product pricing, first quality production levels, product costs, market supply and demand, foreign exchange rates, inflation, projected capital spending and, specifically for fixed assets acquired, assigned useful lives, functional obsolescence, asset condition and discount rates. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe would be consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. One key assumption, especially for our long-lived assets in Canada, is the foreign exchange rate. Foreign exchange rates were determined based on our budgeted exchange rates for 2016. The assessment of whether an asset group should be classified as held for sale requires us to apply judgment in estimating the probable timing of the sale, and in testing for impairment loss, judgment is required in estimating the net proceeds from the sale.
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

Assets of facilities that are presently idled have a greater risk of acceleration in depreciation and amortization or additional impairment. Information on certain of our idled assets can be found in Note 4, “Closure Costs, Impairment and Other Related Charges,” to our Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to risks associated with fluctuations in foreign currency exchange rates, commodity prices, prices for the products we manufacture and credit risk on accounts receivable from our customers.
Foreign Currency Exchange Risk
We compete with producers from around the world, particularly North America, Europe and South America, in most of our product lines with the exception of wood products and tissue, where we compete primarily with other North American producers. We sell our products mainly in transactions denominated in U.S. dollars, but we also sell in certain local currencies, including the euro, the pound sterling and the Canadian dollar. In addition to the impact on product supply and demand, changes in the relative strength or weakness of these currencies, particularly the U.S. dollar, could also affect international trade flows in these products. A stronger U.S. dollar might attract imports, thereby increasing product supply and possibly creating downward pressure on prices. On the other hand, a weaker U.S. dollar might encourage U.S. exports but also increase manufacturing costs in Canadian dollars, or other foreign currencies.
Variations in exchange rates could also significantly affect our competitive position. In 2015, for example, the strength of the U.S. dollar against certain European currencies, the Russian ruble and the currencies of other paper producing countries, in addition to the weak currencies in a number of paper importing countries, continued to negatively affect the competitive position of North American newsprint producers selling in certain U.S. dollar-denominated international newsprint markets, like Asia and Latin America. Some of our European and Russian competitors were able to price business more aggressively in those markets as a result of the relative weakness of their local currency, which negatively affected our ability to compete, forcing us to take steps to limit our exposure to these markets.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects. In 2014 and 2015, the Canadian dollar fluctuated between a low of US$0.72 in December of 2015 and a high of US$0.94 in July of 2014. Based on operating projections for 2016, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $16 million, and vice versa.
Furthermore, certain other assets and liabilities, including a substantial portion of our net pension and OPEB obligations and our deferred income tax assets, are denominated in Canadian dollars. As a result, our earnings can be subject to the potentially significant effect of foreign currency translation gains or losses in respect of these Canadian dollar net monetary items. A fluctuation of the Canadian dollar against the U.S. dollar in any given period would generally cause a foreign currency translation gain or loss.
Product Price Risk
Historically, economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. In general, our products, other than tissue, are commodities that are widely available from other producers; because these products have few distinguishing qualities from producer to producer, competition is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end-user demand. End-user demand depends in part on general economic conditions in North America and worldwide, and the effect can be significant. The demand for some of our products has weakened significantly over the last several years; for example, according to industry statistics, North American newsprint demand fell by 7% in 2011, 1% in 2012, 10% in 2013, 9% in 2014 and 10% in 2015. This trend, which similarly affects our specialty papers, could continue as a result of developments in alternative media, lower North American newspaper circulation, weaker advertising, grade substitution and conservation measures taken by publishers and retailers. Without change in capacity, the lower demand in relation to supply can cause downward pressure on price.

In the table below, we show the impact of a $25 change to the average transaction price per unit of our products, other than tissue, based on our operating configuration as of December 31, 2015. This presentation measures only the impact of pricing and items directly related to price, and assumes that every other factor is held constant.

PRODUCT	Unit	Projected change in annualized EBITDA ($ millions) based on $25 change in price per unit

Market pulp	$ / metric ton	40
Wood products	$ / thousand board feet	45
Newsprint	$ / metric ton	50
Specialty papers	$ / short ton	39
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
Credit Risk
We are exposed to credit risk on the accounts receivable from our customers. In order to manage our credit risk, we have adopted policies, which include the analysis of the financial position of our customers and the regular review of their credit limits. We also subscribe to credit insurance and, in some cases, require bank letters of credit. Our customers are mainly in the business of newspaper publishing, advertising, printing, paper converting, consumer products, as well as lumber wholesale and retail.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Sales	$3,645	$4,258	$4,461
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	2,826	3,240	3,446
Depreciation and amortization	237	243	243
Distribution costs	460	518	521
Selling, general and administrative expenses	160	155	166
Closure costs, impairment and other related charges	181	278	89
Net gain on disposition of assets	—	(2)	(2)
Operating loss	(219)	(174)	(2)
Interest expense	(41)	(47)	(51)
Other income (expense), net	4	(83)	(62)
Loss before income taxes	(256)	(304)	(115)
Income tax benefit (provision)	1	30	(524)
Net loss including noncontrolling interests	(255)	(274)	(639)
Net income attributable to noncontrolling interests	(2)	(3)	—
Net loss attributable to Resolute Forest Products Inc.	$(257)	$(277)	$(639)
Net loss per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(2.78)	$(2.93)	$(6.75)
Diluted	(2.78)	(2.93)	(6.75)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	92.4	94.6	94.7
Diluted	92.4	94.6	94.7
See accompanying notes to consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Years Ended December 31,
	2015	2014	2013
Net loss including noncontrolling interests	$(255)	$(274)	$(639)
Other comprehensive income (loss):
Unamortized prior service credits:
Change in unamortized prior service credits	(16)	75	(3)
Income tax benefit	6	1	—
Change in unamortized prior service credits, net of tax	(10)	76	(3)
Unamortized actuarial losses:
Change in unamortized actuarial losses	208	(638)	471
Income tax (provision) benefit	(63)	116	(121)
Change in unamortized actuarial losses, net of tax	145	(522)	350
Foreign currency translation	(4)	(1)	(4)
Other comprehensive income (loss), net of tax	131	(447)	343
Comprehensive loss including noncontrolling interests	(124)	(721)	(296)
Comprehensive income attributable to noncontrolling interests	(2)	(3)	—
Comprehensive loss attributable to Resolute Forest Products Inc.	$(126)	$(724)	$(296)
See accompanying notes to consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amount)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$58	$337
Accounts receivable, net:
Trade	377	449
Other	82	90
Inventories, net	541	542
Other current assets	53	46
Total current assets	1,111	1,464
Fixed assets, net	1,810	1,985
Amortizable intangible assets, net	105	62
Goodwill	59	—
Deferred income tax assets	982	1,289
Other assets	153	114
Total assets	$4,220	$4,914

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$436	$518
Current portion of long-term debt	1	1
Total current liabilities	437	519
Long-term debt, net of current portion	590	589
Pension and other postretirement benefit obligations	1,186	1,616
Deferred income tax liabilities	2	3
Other liabilities	60	70
Total liabilities	2,275	2,797
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.5 shares issued and 89.5 shares outstanding as of December 31, 2015; 117.3 shares issued and 94.8 shares outstanding as of December 31, 2014	—	—
Additional paid-in capital	3,765	3,754
Deficit	(1,126)	(869)
Accumulated other comprehensive loss	(587)	(718)
Treasury stock at cost, 28.0 shares and 22.5 shares as of December 31, 2015 and December 31, 2014, respectively	(120)	(61)
Total Resolute Forest Products Inc. shareholders’ equity	1,932	2,106
Noncontrolling interests	13	11
Total equity	1,945	2,117
Total liabilities and equity	$4,220	$4,914
See accompanying notes to consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2012	$—	$3,730	$47	$(614)	$(61)	$23	$3,125
Share-based compensation costs for equity-classified awards	—	7	—	—	—	—	7
Net loss	—	—	(639)	—	—	—	(639)
Contribution of capital from noncontrolling interest (net of tax of $3)	—	—	—	—	—	5	5
Acquisition of noncontrolling interest (Note 5)	—	14	—	—	—	(14)	—
Transfer of common stock from the share reserve to the Company (0.3 shares in treasury) (Note 16)	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest	—	—	—	—	—	(2)	(2)
Other comprehensive income, net of tax	—	—	—	343	—	—	343
Balance as of December 31, 2013	—	3,751	(592)	(271)	(61)	12	2,839
Share-based compensation costs for equity-classified awards	—	3	—	—	—	—	3
Net (loss) income	—	—	(277)	—	—	3	(274)
Stock options exercised and stock unit awards vested (0.3 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest	—	—	—	—	—	(4)	(4)
Other comprehensive loss, net of tax	—	—	—	(447)	—	—	(447)
Balance as of December 31, 2014	—	3,754	(869)	(718)	(61)	11	2,117
Share-based compensation costs for equity-classified awards	—	11	—	—	—	—	11
Net (loss) income	—	—	(257)	—	—	2	(255)
Purchases of treasury stock (5.5 shares) (Note 16)	—	—	—	—	(59)	—	(59)
Stock options exercised and stock unit awards vested (0.2 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	131	—	—	131
Balance as of December 31, 2015	$—	$3,765	$(1,126)	$(587)	$(120)	$13	$1,945
See accompanying notes to consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss including noncontrolling interests	$(255)	$(274)	$(639)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	12	6	7
Depreciation and amortization	237	243	243
Closure costs, impairment and other related charges	176	263	80
Inventory write-downs related to closures	2	17	11
Deferred income taxes	3	(36)	523
Net pension contributions and other postretirement benefit payments	(62)	(157)	(117)
Net gain on disposition of assets	—	(2)	(2)
Loss on translation of foreign currency denominated deferred income taxes	199	107	93
Gain on translation of foreign currency denominated pension and other postretirement benefit obligations	(184)	(82)	(88)
Gain on forgiveness of note payable	—	—	(12)
Net loss on extinguishment of debt	—	—	59
Write-down of equity method investment	—	61	—
Changes in working capital:
Accounts receivable	87	106	62
Inventories	10	(31)	16
Other current assets	(4)	(3)	10
Accounts payable and accrued liabilities	(85)	(44)	(37)
Other, net	2	12	(3)
Net cash provided by operating activities	138	186	206
Cash flows from investing activities:
Cash invested in fixed assets	(185)	(193)	(161)
Acquisition of Atlas Paper Holdings, Inc., including cash overdraft acquired	(159)	—	—
Monetization of timber notes	—	22	—
Disposition of assets	—	10	4
Proceeds from insurance settlements	—	—	4
Increase in countervailing duties cash deposits	(4)	—	—
Decrease in restricted cash	—	1	8
(Increase) decrease in deposit requirements for letters of credit, net	(4)	1	(2)
Other investing activities, net	—	(2)	(4)
Net cash used in investing activities	(352)	(161)	(151)
Cash flows from financing activities:
Issuance of long-term debt	—	—	594
Premium paid on extinguishment of debt	—	—	(84)
Payments of debt	—	(2)	(503)
Payments of financing and credit facility fees	(3)	(1)	(9)
Purchases of treasury stock	(59)	—	—
Dividend to noncontrolling interest	—	(4)	(2)
Contribution of capital from noncontrolling interest	—	—	8
Net cash (used in) provided by financing activities	(62)	(7)	4
Effect of exchange rate changes on cash and cash equivalents	(3)	(3)	—
Net (decrease) increase in cash and cash equivalents	(279)	15	59
Cash and cash equivalents:
Beginning of year	337	322	263
End of year	$58	$337	$322
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, including capitalized interest of $5, $3 and $2 in 2015, 2014 and 2013, respectively	$40	$42	$54
Income taxes, net	3	(1)	2
See accompanying notes to consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation
Nature of operations
Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us,” “Parent” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in close to 80 countries. We own or operate over 40 pulp, paper, tissue and wood products facilities in the United States, Canada and South Korea, as well as power generation assets in Canada.
Financial statements
We have prepared our Consolidated Financial Statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All amounts are expressed in U.S. dollars, unless otherwise indicated.
Consolidation
Our Consolidated Financial Statements include the accounts of Resolute Forest Products Inc. and its controlled subsidiaries. All transactions and balances between these companies have been eliminated. All consolidated subsidiaries are wholly-owned as of December 31, 2015 with the exception of the following:

Consolidated Subsidiary	Resolute Forest Products Ownership	Partner	Partner Ownership
Forest Products Mauricie L.P.	93.2%	Coopérative Forestière du Haut Saint-Maurice	6.8%
Donohue Malbaie Inc.	51%	NYT Capital Inc.	49%
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
Inventories
Inventories are stated at the lower of cost or net realizable value using the average cost method. Cost includes labor, materials and production overhead, which is based on the normal capacity of our production facilities. Unallocated overhead, including

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

production overhead associated with abnormal production levels, is recognized in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations when incurred.
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
Environmental costs
We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. These costs are included in “Cost of sales, excluding depreciation, amortization and distribution costs” or “Other income (expense), net” in our Consolidated Statements of Operations. Expenditures that extend the life of the related property are capitalized. We determine our liability on a site-by-site basis and record a liability at the time it is probable and can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are discounted to their present value when the amount and timing of expected cash payments are reliably determinable.
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
Asset groups to be disposed of other than by sale are classified as held and used until the asset group is disposed of or use of the asset group has ceased.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Goodwill
Goodwill is not amortized and is evaluated every year, or more frequently, whenever indicators of potential impairment exist. The impairment test of goodwill is performed at the reporting unit’s level.
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. In performing the qualitative assessment, we identify the relevant drivers of fair value of a reporting unit and the relevant events and circumstances that may have an impact on those drivers of fair value. This process involves significant judgment and assumptions including the assessment of the results of the most recent fair value calculations, the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events affecting us and the business, and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then an impairment test is performed. We can also elect to bypass the qualitative assessment and proceed directly to the impairment test.
The first step of an impairment test is to compare the fair value of a reporting unit to its carrying amount, including goodwill. Significant judgment is required to estimate the fair value of a reporting unit.
Using the income method to determine the fair value of a reporting unit, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. The assumptions used in the model requires estimating future sales volumes, selling prices and costs, changes in working capital, investments in property, plant and equipment and the selection of the appropriate discount rate. The assumptions used are consistent with internal projections and operating plans. Unanticipated market and macroeconomic events and circumstances may occur and could affect the exactitude and validity of management assumptions and estimates. Sensitivities of these fair value estimates to changes in assumptions are also performed.
In the event that the net carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized. Fair value of goodwill is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination, that is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the business.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Fair value measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and is based on any principal market for the specific asset or liability. We consider the risk of non-performance of the obligor, which in some cases reflects our own credit risk, in determining fair value. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” we categorize assets and liabilities measured at fair value (other than those measured at net asset value (“NAV”) per share, or its equivalent) into one of three different levels depending on the observability of the inputs employed in the measurement. This fair value hierarchy is as follows:

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
Share-based compensation
We amortize the fair value of our equity-based awards over the requisite service period using the straight-line attribution approach. The requisite service period is reduced for those employees who are retirement eligible at the date of the grant or who will become retirement eligible during the vesting period and who will be entitled to continue vesting in their entire award upon retirement. The fair value of stock options is determined using a Black-Scholes option pricing formula, and the fair value of restricted stock units (“RSUs”), deferred stock units (“DSUs”) and performance stock units (“PSUs”) is determined based on the market price of a share of our common stock on the grant date. We estimate forfeitures of stock incentive awards and performance adjustments for our PSUs based on historical experience and recognize compensation cost only for those awards expected to vest. Estimated forfeitures and performance adjustments are updated to reflect new information or actual experience, as it becomes available.
Any excess tax benefit related to share-based compensation gets recorded in the additional paid-in capital (“APIC”) pool and is available to absorb future tax related deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, we would record the excess as income tax expense in our Consolidated Statements of Operations. For each of the years ended December 31, 2015, 2014 and 2013, the balance of the APIC pool was nil.
Any cash flows resulting from the tax benefit that arise from the exercise of stock options and the vesting of RSUs, DSUs and PSUs that exceed the compensation cost recognized (excess tax benefits) are classified as financing cash flows.
Revenue recognition
Pulp, tissue, paper and wood products are delivered to our customers in the United States and Canada directly from our mills by either truck or rail. Pulp and paper products delivered to our international customers by ship are sold with international shipping terms. Revenue is recorded when risk of loss and title of the product passes to the customer. For sales with the terms free on board (“FOB”) shipping point, revenue is recorded when the product leaves the mill, whereas for sales transactions FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site, when the title and risk of loss are transferred. Sales are reported net of allowances and rebates, and the following criteria must be met before they are recognized: persuasive evidence of an arrangement exists, delivery has occurred and we have no remaining obligations, prices are fixed or determinable and collectibility is reasonably assured. Sales of our other products (green power produced from renewable sources, wood chips and other wood related products) are recognized when the products are delivered and are included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.
Net loss per share
We calculate basic net loss per share attributable to Resolute Forest Products Inc. common shareholders by dividing our net loss by the weighted-average number of outstanding common shares. We calculate diluted net income per share attributable to Resolute Forest Products Inc. common shareholders by dividing our net income by the weighted-average number of outstanding common shares, as adjusted for the incremental shares attributable to the dilutive effects of potentially dilutive securities (such

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

as stock options, RSUs, DSUs and PSUs). The incremental shares are calculated using the treasury stock method (stock options, RSUs, DSUs and PSUs). To calculate diluted net loss per share attributable to Resolute Forest Products Inc. common shareholders, no adjustments to our basic weighted-average number of outstanding common shares are made, since the impact of potentially dilutive securities (such as stock options, RSUs, DSUs and PSUs) would be antidilutive.
Translation
The functional currency of the majority of our operations is the U.S. dollar. Non-monetary assets and liabilities denominated in foreign currencies of these operations and the related income and expense items such as depreciation and amortization are remeasured into U.S. dollars using historical exchange rates. Remaining assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the balance sheet date. Remaining income and expense items are remeasured into U.S. dollars using an average exchange rate for the period. Gains and losses from foreign currency transactions and from remeasurement of the balance sheet are reported in “Other income (expense), net” in our Consolidated Statements of Operations.
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
New accounting pronouncements
In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which affects the variable interest entity and voting entity consolidation models for all companies. This update is effective retrospectively for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted as of the beginning of an interim or annual reporting period. The adoption of this accounting guidance will not materially impact our financial position.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB also issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which allows debt issuance costs associated with line-of-credit arrangements to be presented as an asset. These updates are effective retrospectively for financial statements issued for fiscal years beginning after December 15, 2015. As early adoption is permitted as of the beginning of an interim or annual reporting period, we adopted this ASU effective as of October 1, 2015, with retrospective application. The effect of this change in accounting policy on our Consolidated Balance Sheets as of December 31, 2015 and 2014 was as follows:

	2015			2014
(In millions)	Before Accounting Policy Change	Adjustment	As Reported	As Previously Reported	Effect of Change	As Adjusted
Other assets	$160	$(7)	$153	$121	$(7)	$114
Long-term debt, net of current portion	597	(7)	590	596	(7)	589
In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update is effective either retrospectively or prospectively for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted as of the beginning of an interim or annual reporting period. The adoption of this accounting guidance will not materially impact our financial position.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which eliminates the requirement to categorize investments in the fair value hierarchy if the fair value is measured at NAV per share, or its equivalent, using the practical expedient in FASB ASC 820, “Fair Value Measurements and Disclosures.” This update is effective retrospectively for financial statements issued for fiscal years beginning after December 15, 2015. As early adoption is permitted as of the beginning of an interim or annual reporting period, we adopted this ASU effective as of October 1, 2015. The adoption of this accounting guidance modified the fair value hierarchy presentation of our pension plan assets in our Consolidated Financial Statements.
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
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires that inventory within the scope of this update, including inventory stated at average cost, be measured at the lower of cost and net realizable value. This update is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2016. As early adoption is permitted as of the beginning of an interim or annual reporting period, we adopted this ASU effective as of October 1, 2015, with retrospective application. The adoption of this ASU did not have a material impact on our financial position.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as non-current in a classified balance sheet. This update is effective either retrospectively or prospectively for financial statements issued for fiscal years beginning after December 15, 2016. As early adoption is permitted as of the beginning of an interim or annual reporting period, we adopted this ASU effective as of October 1, 2015, with retrospective application. The effect of this change in accounting policy on our Consolidated Balance Sheets as of December 31, 2015 and 2014 was as follows:

	2015			2014
(In millions)	Before Accounting Policy Change	Adjustment	As Reported	As Previously Reported	Effect of Change	As Adjusted
Deferred income tax assets (current)	$22	$(22)	$—	$70	$(70)	$—
Deferred income tax assets (non-current)	960	22	982	1,219	70	1,289
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted aside from certain exceptions. We are still evaluating the impact of this update on our results of operations and financial position.
In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to recognize leases on the balance sheet while continuing to recognize expenses in the income statement in a manner similar to current accounting standards. For lessors, the new standard modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual reporting period. We are still evaluating the impact of this standard on our results of operations and financial position.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 3. Acquisition of Atlas Paper Holdings, Inc.
On November 16, 2015 (the “acquisition date”), we acquired Atlas Paper Holdings, Inc. and its subsidiaries (“Atlas Paper”), a manufacturer of a range of tissue products for the away-from-home and private-label at-home markets, including virgin and recycled products, covering economy, value and premium grades and operating two tissue mills and a recycling facility in Florida.
The acquisition of Atlas Paper provides us with an immediate position in the North American consumer tissue market. The acquisition was strategic in nature as it allows us to integrate forward our U.S. market pulp assets.
The following summarizes our preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date:

(In millions)
Accounts receivable	$13
Inventories	12
Other current assets	1
Current assets	26
Fixed assets	46
Amortizable intangible assets (1)	46
Goodwill (2)	59
Other assets	1
Total assets acquired	$178
Cash overdraft	$2
Accounts payable and accrued liabilities	11
Current liabilities assumed	13
Deferred income tax liabilities	10
Total liabilities assumed	$23
Net assets acquired	$155

Fair value of consideration transferred	157
Recovery of consideration recorded in “Other current assets” in our Consolidated Balance Sheet as of December 31, 2015	(2)
$155

(1)
Amortizable intangible assets identified relate primarily to customer relationships, which have a weighted-average amortization period of 13 years. The fair value of the amortizable intangible assets was determined using the income approach through an excess earnings analysis discounted at a rate of 12%.

(2)
Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized and is mostly attributable to Atlas Paper’s assembled workforce, expected synergies with certain of our existing assets and expected future cash flows. Goodwill was assigned to the tissue segment for the purposes of impairment testing in the future. Goodwill recognized is not deductible for tax purposes.

The allocation of the purchase price to assets acquired and liabilities assumed was based upon a preliminary valuation for all items and may be subject to adjustment during the 12-month measurement period following the acquisition date.
We began consolidating the results of operations, financial position and cash flows of Atlas Paper in our Consolidated Financial Statements as of the acquisition date. Atlas Paper’s results of operations are included in the tissue segment. The amount of Atlas Paper’s sales and net loss included in our Consolidated Statement of Operations for the year ended December 31, 2015, was $11 million and $1 million, respectively.
The following unaudited pro forma information for the years ended December 31, 2015 and 2014 represents our results of operations as if the acquisition of Atlas Paper had occurred on January 1, 2014. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

(Unaudited, in millions except per share data)	2015	2014
Sales	$3,734	$4,332
Net loss attributable to Resolute Forest Products Inc.	(261)	(282)
Basic net loss per share attributable to Resolute Forest Products Inc.	(2.82)	(2.98)
Diluted net loss per share attributable to Resolute Forest Products Inc.	(2.82)	(2.98)
The unaudited pro forma net loss attributable to Resolute Forest Products Inc. for the year ended December 31, 2015 excludes $16 million of Atlas Paper’s transaction costs, loss on extinguishment of debt and other acquisition-related costs. It also excludes $3 million of our transaction costs associated with the acquisition, which were recorded in “Selling, general and administrative expenses” in our Consolidated Statements of Operations.
Note 4. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the year ended December 31, 2015, were comprised of the following:

(In millions)	Impairment of Assets	Accelerated Depreciation	Severance and Other Costs	Total
Paper mill in Catawba, South Carolina (1)	$176	$—	$—	$176
Permanent closures:
Paper mill in Iroquois Falls, Ontario	—	—	3	3
Paper machine in Clermont, Quebec	—	2	—	2
	$176	$2	$3	$181

(1)
As a result of declining market conditions, we recorded long-lived asset impairment charges of $176 million for the year ended December 31, 2015, related to our Catawba paper assets, to reduce the carrying value of the assets to fair value. Management estimated the fair value using the income approach. Projected discounted cash flows utilized under the income approach included estimates regarding future revenues and expenses attributable to the Catawba paper activities, projected capital expenditures and a discount rate of 12%. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.

Closure costs, impairment and other related charges for the year ended December 31, 2014, were comprised of the following:

(In millions)	Impairment of Assets	Accelerated Depreciation	Pension Plan Curtailments	Severance and Other Costs	Total
Permanent closures:
Laurentide, Quebec paper mill	$—	$97	$(2)	$20	$115
Paper mill in Iroquois Falls	—	60	6	17	83
Paper machine in Catawba	—	45	—	1	46
Pulp and paper mill in Fort Frances, Ontario	—	—	—	12	12
Restructuring initiative:
Recycling operations (1)	6	—	—	1	7
Other	8	6	—	1	15
	$14	$208	$4	$52	$278

(1)
We recorded long-lived asset impairment charges of $6 million for the year ended December 31, 2014, related to our recycling assets, to reduce the carrying value of the assets to fair value less costs to sell. We disposed of most of these assets in 2014.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Closure costs, impairment and other related charges for the year ended December 31, 2013, were comprised of the following:

(In millions)	Impairment of Assets (2)	Accelerated Depreciation	Pension Plan Curtailments	Severance and Other Costs	Total
Indefinite idlings and extended market-related outage:
Paper machine in Calhoun, Tennessee (1)	$—	$44	$—	$6	$50
Pulp mill and paper machines in Fort Frances	—	—	2	15	17
Permanent closure:
Paper machine in Iroquois Falls	—	2	—	1	3
Other	11	4	1	3	19
	$11	$50	$3	$25	$89

(1)
Following our acquisition of the noncontrolling interest in Calhoun Newsprint Company (“CNC”), we indefinitely idled a paper machine at the Calhoun mill on March 12, 2013, resulting in accelerated depreciation charges to reduce the carrying value of the assets to reflect their revised estimated remaining useful lives. In 2014, we restarted the paper machine to produce specialty paper. For additional information regarding our acquisition of the noncontrolling interest in CNC, see Note 5, “Other Income (Expense), Net.”

(2)
Due to declining market conditions, we recorded long-lived asset impairment charges related to our recycling assets to reduce the carrying value of the assets to their estimated fair value, which was determined based on estimated market prices for similar assets.

Note 5. Other Income (Expense), Net
Other income (expense), net for the years ended December 31, 2015, 2014 and 2013 was comprised of the following:

(In millions)	2015	2014	2013
Foreign exchange loss	$(4)	$(32)	$(24)
Write-down of equity method investment (1)	—	(61)	—
Net loss on extinguishment of debt (Note 12)	—	—	(59)
Gain on forgiveness of note payable (2)	—	—	12
Gain on liquidation settlement (3)	—	—	12
Miscellaneous income (expense)	8	10	(3)
	$4	$(83)	$(62)

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 6. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the year ended December 31, 2015 was as follows:

(In millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2014	$94	$(812)	$—	$(718)
Other comprehensive income (loss) before reclassifications	—	79	(4)	75
Amounts reclassified from accumulated other comprehensive loss (1)(2)	(10)	66	—	56
Net current period other comprehensive (loss) income	(10)	145	(4)	131
Balance as of December 31, 2015	$84	$(667)	$(4)	$(587)

(1)
In 2015, we recorded a $9 million (net of tax of $5 million) settlement charge to unamortized actuarial losses related to annuity purchases for certain inactive U.S. employees. For additional information, see Note 13, “Pension and Other Postretirement Benefit Plans” to our Consolidated Financial Statements.

(2)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2015 were comprised of the following:

(In millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(16)	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	6	Income tax benefit (provision)
	$(10)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$79	Cost of sales, excluding depreciation, amortization and distribution costs (1)
Settlement loss	14	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	(27)	Income tax benefit (provision)
	$66	Net of tax
Total Reclassifications	$56	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and OPEB plans summarized in Note 13, “Pension and Other Postretirement Benefit Plans.”
Note 7. Net Loss Per Share
The weighted-average number of stock options and equity-classified RSUs, DSUs and PSUs (collectively, “stock unit awards”) outstanding for the years ended December 31, 2015, 2014 and 2013 was as follows:

(In millions)	2015	2014	2013
Stock options	1.5	1.6	2.0
Stock unit awards	1.4	1.3	1.0
These stock options and stock unit awards were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive for all periods presented.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 8. Inventories, Net
Inventories, net as of December 31, 2015 and 2014, were comprised of the following:

(In millions)	2015	2014
Raw materials and work in process	$152	$160
Finished goods	179	192
Mill stores and other supplies	210	190
	$541	$542
In 2014, we recorded charges of $17 million for write-downs of mill stores and other supplies as a result of the permanent closure of our Laurentide and Iroquois Falls paper mills and the permanent closure of a paper machine in Catawba. These charges were included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.
Note 9. Fixed Assets, Net
Fixed assets, net as of December 31, 2015 and 2014 were comprised of the following:

(Dollars in millions)	Range of Estimated Useful Lives in Years	2015	2014
Land and land improvements	5 – 10	$93	$93
Buildings	3 – 40	302	293
Machinery and equipment (1)	3 – 20	2,313	2,318
Hydroelectric power plants	10 – 40	287	286
Timberlands and timberlands improvements	3 – 20	99	91
Construction in progress (1)		146	102
		3,240	3,183
Less: Accumulated depreciation		(1,430)	(1,198)
		$1,810	$1,985
(1)Internal-use software included in fixed assets, net as of December 31, 2015 and 2014 was as follows:

(In millions)	2015	2014
Machinery and equipment	$58	$31
Construction in progress	10	24
	68	55
Less: Accumulated depreciation	(16)	(8)
	$52	$47
Depreciation expense related to internal-use software is estimated to be $8 million for each of the next four years and $4 million in 2020.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 10. Amortizable Intangible Assets, Net
Amortizable intangible assets, net as of December 31, 2015 and 2014 were comprised of the following:

		2015			2014
(Dollars in millions)	Estimated Lives (Years)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Water rights (1)	10 – 40	$19	$4	$15	$19	$3	$16
Energy contracts	15 – 25	52	8	44	52	6	46
Customer relationships (2)	10 – 15	44	—	44	—	—	—
Other (2)		2	—	2	—	—	—
		$117	$12	$105	$71	$9	$62

(1)
In order to operate our hydroelectric generation and transmission network, we draw water from various rivers in Quebec. For some of our facilities, the use of such government-owned waters is governed by water power leases/agreements with the province of Quebec, which set out the terms, conditions, and fees (as applicable). Terms of these agreements typically range from 10 to 25 years and are generally renewable, under certain conditions. In some cases, the agreements are contingent on the continued operation of the related paper mills and a minimum level of capital spending in the region. For our other facilities, the right to generate hydroelectricity stems from our ownership of the riverbed on which these facilities are located.

(2)
In connection with our acquisition of Atlas Paper, we identified amortizable intangible assets primarily related to customer relationships. See Note 3, “Acquisition of Atlas Paper Holdings, Inc.,” for additional information.

Amortization expense related to amortizable intangible assets was $3 million, $4 million and $3 million, for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense related to amortizable intangible assets is estimated to be $7 million per year for each of the next five years.
Note 11. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of December 31, 2015 and 2014 were comprised of the following:

(In millions)	2015	2014
Trade accounts payable	$324	$361
Payroll, bonuses and severance payable	56	85
Accrued interest	5	5
Pension and OPEB obligations	17	20
Income and other taxes payable	5	13
Environmental liabilities	5	8
Other	24	26
	$436	$518

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 12. Long-Term Debt
Overview
Long-term debt, including current portion, as of December 31, 2015 and 2014, was comprised of the following:

(In millions)	2015	2014
5.875% senior notes due 2023:
Principal amount	$600	$600
Deferred financing costs	(7)	(7)
Unamortized discount	(4)	(5)
Total senior notes due 2023	589	588
Capital lease obligation	2	2
Total debt	591	590
Less: Current portion of long-term debt	(1)	(1)
Long-term debt, net of current portion	$590	$589
2023 Notes
We issued $600 million in aggregate principal amount of 5.875% senior notes due 2023 (the “2023 Notes”) on May 8, 2013, pursuant to an indenture as of that date (the “indenture”). Upon their issuance, the notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that is being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes, resulting in an effective interest rate of 6%. Interest on the notes is payable semi-annually on May 15 and November 15, beginning November 15, 2013, until their maturity date of May 15, 2023. In connection with the issuance of the notes, we incurred financing costs of approximately $9 million, which were deferred and recorded as a reduction of the notes. These deferred financing costs are being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes.
On May 8, 2013, we used the proceeds of the sale of the 2023 Notes to purchase $496 million aggregate principal amount of the 10.25% senior secured notes due 2018 (the “2018 Notes”), or 99% of the outstanding amount, in connection with the tender offer and consent solicitation that expired on May 21, 2013. Aggregate consideration for the purchase was $584 million, including accrued and unpaid interest of $4 million. We then redeemed the remaining $5 million of principal amount of the 2018 Notes on October 8, 2013, at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. Accordingly, we recorded a loss on extinguishment of debt of $59 million (net of $25 million write-down of unamortized premium) in “Other income (expense), net” in our Consolidated Statement of Operations for the year ended December 31, 2013.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
The fair value of the 2023 Notes was $440 million and $571 million as of December 31, 2015 and 2014, respectively. The fair value was determined by reference to over-the-counter prices (Level 1).
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
As of December 31, 2015, we had $444 million of availability under the ABL Credit Facility, which was undrawn except for $34 million of ordinary course letters of credit.
The carrying value of assets pledged as collateral for our total debt obligations was approximately $1.0 billion as of December 31, 2015.
Capital lease obligation
We have a capital lease obligation for a warehouse, which can be renewed for 20 years at our option. Minimum payments are determined by an escalatory price clause.
Note 13. Pension and Other Postretirement Benefit Plans
We have multiple contributory and non-contributory defined benefit pension plans covering a significant portion of our U.S. and Canadian employees. Benefits are based on years of service and, depending on the plan, average compensation earned by employees either during their last years of employment or over their careers. Our plan assets and cash contributions to the plans have been sufficient to provide pension benefits to participants and meet the funding requirements of the Employee Retirement Income Security Act of 1974 in the United States as well as applicable legislation in Canada. In particular, the cash contributions required for our material registered Canadian pension plans are specified in the funding relief regulations with regards to the solvency deficits in the affected plans, as further discussed below under “Canadian pension funding.” We also sponsor a number of OPEB plans (e.g., health care and life insurance plans) for retirees at certain locations.
In addition to the previously described plans, we have a number of defined contribution plans covering substantially all of our U.S. employees and a significant portion of our Canadian employees. Under the U.S. defined contribution plan, employees are allowed to make contributions that we match. In addition, under the U.S. defined contribution plan, most employees also receive an automatic company contribution, regardless of the employee’s contribution. The amount of the automatic company contribution, in most instances, is a percentage of the employee’s pay, determined based on age and years of service. The Canadian registered defined contribution plans provide for mandatory contributions by employees and by us, as well as opportunities for employees to make additional optional contributions and receive, in some cases, matching contributions on those optional amounts. Our expense for the defined contribution plans totaled $20 million in 2015 and $22 million in both 2014 and 2013.
Certain of the above plans are covered under collective bargaining agreements.
The following tables include both our foreign (Canada and South Korea) and domestic plans. The assumptions used to measure the obligations of each of our foreign and domestic plans are not significantly different from each other, with the exception of the health care trend rates, which are presented below.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The changes in our pension and OPEB obligations and plan assets for the years ended December 31, 2015 and 2014 and the funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets as of December 31, 2015 and 2014 were as follows:

	Pension Plans		OPEB Plans
(In millions)	2015	2014	2015	2014
Change in benefit obligations:
Benefit obligations as of beginning of year	$6,229	$6,004	$210	$310
Service cost	23	26	1	1
Interest cost	225	274	8	11
Actuarial (gain) loss	(140)	788	(11)	10
Participant contributions	7	11	2	4
Plan amendments	—	—	—	(91)
Curtailments	—	4	—	—
Settlements	(65)	(5)	—	—
Benefits paid	(410)	(440)	(15)	(23)
Effect of foreign currency exchange rate changes	(801)	(433)	(21)	(12)
Benefit obligations as of end of year	5,068	6,229	174	210
Change in plan assets:
Fair value of plan assets as of beginning of year	4,808	5,013	—	—
Actual return on plan assets	224	450	—	—
Employer contributions	123	142	13	19
Participant contributions	7	11	2	4
Settlements	(65)	(5)	—	—
Benefits paid	(410)	(440)	(15)	(23)
Effect of foreign currency exchange rate changes	(638)	(363)	—	—
Fair value of plan assets as of end of year	4,049	4,808	—	—
Funded status as of end of year	$(1,019)	$(1,421)	$(174)	$(210)
Amounts recognized in our Consolidated Balance Sheets consisted of:
Other assets	$10	$5	$—	$—
Accounts payable and accrued liabilities	(3)	(4)	(14)	(16)
Pension and OPEB obligations	(1,026)	(1,422)	(160)	(194)
Net obligations recognized	$(1,019)	$(1,421)	$(174)	$(210)
The total benefit obligations and the total fair value of plan assets for pension plans with benefit obligations in excess of plan assets were $4,642 million and $3,613 million, respectively, as of December 31, 2015, and were $5,947 million and $4,521 million, respectively, as of December 31, 2014. The total accumulated benefit obligations and the total fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4,555 million and $3,583 million, respectively, as of December 31, 2015, and were $5,765 million and $4,417 million, respectively, as of December 31, 2014. The total accumulated benefit obligations for all pension plans were $5,007 million and $6,150 million as of December 31, 2015 and 2014, respectively.
Plan amendments
In 2014, we modified our U.S. OPEB plan, whereby unionized participants, upon reaching Medicare eligibility, will be provided comparable Medicare coverage via a Medicare Exchange program, effective January 1, 2015. This plan amendment resulted in a prior service credit of $91 million.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Components of net periodic benefit cost
The components of net periodic benefit cost relating to our pension and OPEB plans for the years ended December 31, 2015, 2014 and 2013, were as follows:

	Pension Plans			OPEB Plans
(In millions)	2015	2014	2013	2015	2014	2013
Service cost	$23	$26	$33	$1	$1	$3
Interest cost	225	274	274	8	11	16
Expected return on plan assets	(260)	(300)	(308)	—	—	—
Amortization of prior service credits	(2)	(2)	(2)	(14)	(11)	(1)
Amortization of actuarial losses (gains)	84	9	25	(5)	(4)	(2)
Net periodic benefit cost before special events	70	7	22	(10)	(3)	16
Curtailments and settlements	14	4	3	—	—	—
	$84	$11	$25	$(10)	$(3)	$16
The prior service credits and the actuarial gains and losses are amortized to “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations, over the expected average remaining service lifetime or the average future lifetime, as applicable, of the respective plans. We estimate that $48 million of actuarial losses and $15 million of prior service credits will be amortized from accumulated other comprehensive loss into our Consolidated Statements of Operations in 2016.
Curtailments and settlements
In 2015, we recorded a settlement charge related to annuity purchases for certain inactive U.S. employees. The cost of this settlement was included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statement of Operations for the year ended December 31, 2015.
In 2014, we recorded net charges for curtailments related to the permanent closure of our Laurentide and Iroquois Falls paper mills (eliminating approximately 470 positions and resulting in the curtailment of two of our pension plans). The net costs of these curtailments were included in “Closure costs, impairment, and other related charges” in our Consolidated Statement of Operations for the year ended December 31, 2014.
In 2013, we recorded charges for curtailments primarily related to an extended period of market-related outage at our Fort Frances paper mill, which was permanently closed on May 6, 2014, resulting in the elimination of approximately 150 positions. The cost of this curtailment was included in “Closure costs, impairment, and other related charges” in our Consolidated Statement of Operations for the year ended December 31, 2013.
Assumptions used to determine benefit obligations and net periodic benefit cost
The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Pension Plans			OPEB Plans
	2015	2014	2013	2015	2014	2013
Benefit obligations:
Discount rate	4.2%	4.0%	4.9%	4.4%	4.0%	5.0%
Rate of compensation increase	2.5%	2.5%	2.5%
Net periodic benefit cost:
Discount rate	4.0%	4.9%	4.3%	4.1%	5.0%	4.2%
Expected return on assets	6.3%	6.5%	6.3%
Rate of compensation increase	2.5%	2.5%	2.5%
The discount rate for our domestic and foreign plans was determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans. The discount rate reflects the single rate that produces the same discounted values as the value of the theoretical bond portfolio. In

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

determining the expected return on assets, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In determining the rate of compensation increase, we reviewed historical salary increases and promotions, while considering current industry conditions, the terms of collective bargaining agreements with our employees and the outlook for our industry. In determining the life expectancy rate of our domestic and foreign plans, we used the most-recent actuarially-determined mortality tables and improvement scales. For the foreign plans, the mortality tables were adjusted with the result of our historical mortality experience study. The rates used are consistent with our future expectations of life expectancy for the employees who participate in our pension and OPEB plans.
The assumed health care cost trend rates used to determine the benefit obligations for our domestic and foreign OPEB plans as of December 31, 2015 and 2014 were as follows:

	2015		2014
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Health care cost trend rate assumed for next year	7.2%	4.4%	7.2%	4.4%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	3.8%	4.5%	3.8%
Year that the rate reaches the ultimate trend rate	2028	2033	2028	2033
For the health care cost trend rates, we considered historical trends for these costs, actual experience of the plans, recently enacted health care legislation as well as future expectations.
Variations in this health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have had the following impact on our 2015 OPEB obligation and costs for our domestic and foreign plans:

	1% Increase				1% Decrease
(In millions, except percentages)	Domestic Plans		Foreign Plans		Domestic Plans		Foreign Plans
OPEB obligation	$3	5%	$6	5%	$(3)	(5)%	$(5)	(5)%
Service and interest costs	$—	6%	$—	6%	$—	(5)%	$—	(5)%
Fair value of plan assets
The fair value of plan assets held by our pension plans as of December 31, 2015 was as follows:

(In millions)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$587	$587	$—	$—
Non-U.S. companies	626	626	—	—
Debt securities:
Corporate and government securities	2,243	274	1,969	—
Asset-backed securities	97	—	97	—
Cash and cash equivalents	191	191	—	—
Accrued interest and dividends	36	—	36	—
Total before investments measured at NAV	$3,780	$1,678	$2,102	$—
Investments measured at NAV	269
	$4,049

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The fair value of plan assets held by our pension plans as of December 31, 2014 was as follows:

(In millions)	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$678	$678	$—	$—
Non-U.S. companies	723	723	—	—
Debt securities:
Corporate and government securities	2,665	494	2,171	—
Asset-backed securities	110	—	110	—
Bank loans/foreign annuities	4	—	—	4
Cash and cash equivalents	197	197	—	—
Accrued interest and dividends	42	—	42	—
Total before investments measured at NAV	$4,419	$2,092	$2,323	$4
Investments measured at NAV	389
	$4,808
Equity securities include large-cap, mid-cap and small-cap publicly-traded companies mainly located in the United States, Canada and other developed countries, as well as commingled equity funds invested in the same types of securities. The fair value of the equity securities is determined based on quoted market prices (Level 1).
Debt securities include corporate bonds of U.S. and Canadian companies from diversified industries, bonds and Treasuries issued by the U.S. government and the Canadian federal and provincial governments, asset-backed securities and commingled fixed income funds invested in these same types of securities. The fair value of the debt securities is determined based on quoted market prices (Level 1), market-corroborated inputs such as matrix prices, yield curves and indices (Level 2). Bank loan investments are primarily located in the U.S. The fair value of bank loans is determined based on the mid-point of the bid and ask price points (Level 3).
The fair value of accrued interest and dividends is determined based on market-corroborated inputs such as declared dividends and stated interest rates (Level 2).
Investments measured at NAV are excluded from the fair value hierarchy tables. These investments are commingled funds, composed of either debt securities, equity securities or real estate investments, where the corresponding NAV per share is equal to the total net assets divided by the total number of shares.
The changes in Level 3 pension plan assets for the years ended December 31, 2015 and 2014 were as follows:

(In millions)	Bank Loans / Foreign Annuities
Balance as of December 31, 2013	$40
Unrealized losses relating to assets held as of December 31, 2014	(2)
Realized gains	2
Purchases	11
Sales	(44)
Effect of foreign currency exchange rate changes	(3)
Balance as of December 31, 2014	4
Sales	(4)
Balance as of December 31, 2015	$—
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
Expected benefit payments and future contributions
As of December 31, 2015, benefit payments expected to be paid over the next 10 years are as follows:

(In millions)	Pension Plans (1)	OPEB Plans
2016	$344	$14
2017	345	13
2018	343	13
2019	342	12
2020	339	12
2021 - 2025	1,638	56

(1)	Benefit payments are expected be paid from the plans’ net assets.
We expect our 2016 pension contributions (excluding contributions to our defined contribution plans) to be approximately $142 million, including pension contributions of Cdn $150 million ($110 million, based on the exchange rate in effect on December 31, 2015) related to our Canadian plans.
Patient Protection and Affordable Care Act
In March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was enacted, potentially impacting our cost to provide healthcare benefits to eligible active and retired employees. The PPACA has both short-term and long-term implications on benefit plan standards. Implementation of this legislation began in 2010 and is expected to continue in phases from 2011 through 2020.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Canadian pension funding
Funding relief measures
The funding of our material Canadian registered pension plans, which we refer to as the “affected plans,” representing 67% of our unfunded pension obligations as of December 31, 2015, is governed by regulations specific to us, adopted by the provinces of Ontario and Quebec. We refer to these regulations, the effect of which will lapse in 2020, as the “funding relief regulations.”
As amended, the funding relief regulations provide that our aggregate annual contribution in respect of the solvency deficits in the affected plans for each year until 2020 is limited to a Cdn $80 million basic contribution and a supplemental contribution, beginning in 2016, if the plans’ aggregate solvency ratio is more than 2% below the target specified in the regulations for the preceding year, subject to certain conditions. The supplemental contributions essentially prevent payments of benefits from further depleting the plans’ solvency ratio. The first such supplemental contribution is capped at Cdn $25 million. Any supplemental contribution payable in respect of any subsequent year would be payable over a three-year period. Since prevailing interest rates in Canada remained at low levels, the solvency ratio in the affected plans is more than 2% below the target specified in the regulations as of December 31, 2015. As a result, we will be required to make a supplemental contribution up to the capped amount of Cdn $25 million in 2016.
Should a plan move to surplus before the funding relief regulations expire in 2020, it will cease to be subject to the regulations. After 2020, the funding rules in place at the time will apply to any remaining deficit.
We are permitted to exit the funding relief regulations of either province earlier than 2020, by providing a notice to that effect to the applicable province on December 31 of any year. Our exit from such regulations would take effect for the year following the date of notice. If we elect to exit the funding relief regulations in either province, our pension plans in such province would become subject to the pension plan funding regime otherwise applicable to pension plans in that province.
Our principal Canadian operating subsidiary entered into an agreement (the “2015 agreement”) with the Government of Quebec, effective as of December 9, 2015, to renew certain undertakings originally made in 2010 in connection with funding relief regulations applicable to our material Canadian registered pension plans in the province of Quebec. The original undertakings agreed with the Government of Quebec were applicable until December 9, 2015, with a commitment to re-evaluate after the end of the initial term. A comparable undertaking entered into with the Government of Ontario in 2010, expired in December 2015. Subject to certain exceptions, the 2015 agreement renews the following prior undertakings to Quebec:

•	abide by the compensation plan detailed in the Plans of Reorganization (as defined in Note 16, “Share Capital – Common stock”) with respect to salaries, bonuses and severance;

•	direct at least 60% of the maintenance and value-creation investments earmarked for our Canadian pulp and paper operations to projects in Quebec;

•	maintain our head office and the then-current related functions in Quebec; and

•
make an additional solvency deficit reduction contribution to its Quebec pension plans of Cdn $75, payable over four years, for each metric ton of capacity reduced in Quebec, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months;

The 2015 agreement effectively terminates the following undertakings, as of December 9, 2015:

•	the prohibition on the payment of dividends by our Canadian subsidiary at any time when the weighted average solvency ratio of the Quebec pension plans is less than 80%;

•	the requirement to invest a minimum of Cdn $75 million in strategic projects in Quebec over a five-year period; and

•	the obligation to create a diversification fund by contributing Cdn $2 million per year for five years for the benefit of the municipalities and workers in the Quebec operating regions.
The 2015 agreement provides that the undertakings will remain in effect for so long as the Quebec funding relief regulations continue to apply to us, except that either we or the Government of Quebec may, subject to certain conditions, request a re-evaluation of our undertakings in the 2015 agreement should we continue to remain under the funding relief regulations.
Concerning the original 2010 undertaking to make an additional solvency deficit reduction contribution for capacity reductions in Quebec or Ontario, it was determined that no additional contribution would be made in respect of any capacity reduction in Quebec before April 13, 2013. The extent of the application of the undertaking in respect of our Ontario capacity reductions that occurred while the Ontario undertaking remained in effect has yet to be settled. The undertaking with Ontario expired in

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

December 2015. As a result of this undertaking to the provinces, we made additional contributions to the affected plans of Cdn $19 million in 2015, and we expect we will be required to make additional contributions of approximately Cdn $20 million for each of the next three years for past capacity reductions.
Neither the 2015 agreement, nor the expiration of the Ontario undertaking, eliminate obligations already incurred under the original 2010 undertakings, including, but not limited to, obligations in respect of additional solvency deficit reduction contributions for past capacity reductions in Quebec or Ontario.
As originally adopted, the funding relief regulations provided that corrective measures would be required if the aggregate solvency ratio in the affected plans fell below a prescribed level under the targets specified by the regulations as of December 31 in any year through 2014. This requirement was definitively removed in 2013, but under the Ontario regulations, the corresponding 2011 and 2012 amounts in respect of Ontario plans (Cdn $110 million in the aggregate) have been deferred to after the expiration of the funding relief regulations in 2020, and will then be payable over five years in equal monthly installments starting on December 31, 2021, but only up to the elimination of the then remaining deficit, if any.
Solvency deficit
The requirement to make supplemental contributions is based in part on the aggregate solvency ratio of the affected plans. The aggregate solvency ratio calculation is based on a number of factors and assumptions, including the accrued benefits to be provided by the plans, interest rate levels, membership data and demographic experience. The assumptions used in the solvency calculation are materially different from the assumptions used to arrive at net pension and OPEB obligations for purposes of our Consolidated Financial Statements.
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
As of December 31, 2015, a 1% decrease in the discount rate for solvency purposes would result in an approximate Cdn $450 million ($320 million, based on the exchange rate in effect on December 31, 2015) increase in the solvency deficit.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 14. Income Taxes
Loss before income taxes by taxing jurisdiction for the years ended December 31, 2015, 2014 and 2013 was as follows:

(In millions)	2015	2014	2013
United States	$(355)	$(221)	$(168)
Foreign	99	(83)	53
	$(256)	$(304)	$(115)
The income tax benefit (provision) for the years ended December 31, 2015, 2014 and 2013 was comprised of the following:

(In millions)	2015	2014	2013
U.S. Federal and State:
Current	$4	$(4)	$—
Deferred	32	6	(504)
	36	2	(504)
Foreign:
Current	—	(2)	(1)
Deferred	(35)	30	(19)
	(35)	28	(20)
Total:
Current	4	(6)	(1)
Deferred	(3)	36	(523)
	$1	$30	$(524)

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The income tax benefit (provision) attributable to loss before income taxes differs from the amounts computed by applying the United States federal statutory income tax rate of 35% for the years ended December 31, 2015, 2014 and 2013 as a result of the following:

(In millions)	2015	2014	2013
Loss before income taxes	$(256)	$(304)	$(115)
Income tax benefit (provision):
Expected income tax benefit	90	106	40
Changes resulting from:
Valuation allowance (1)	(109)	(51)	(572)
Foreign exchange	(20)	(17)	(4)
Research and development tax incentives	1	1	2
State income taxes, net of federal income tax benefit	12	5	3
Foreign tax rate differences	8	(8)	4
Effect of change in tax rates (2)	18	—	—
Other, net	1	(6)	3
	$1	$30	$(524)

(1)
During 2015, we recorded a net increase in our valuation allowance of $109 million primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets.

During 2014, we recorded a net increase in our valuation allowance of $51 million, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, partly offset by an income tax benefit related to the reversal of our valuation allowance related to Fibrek Holding Inc., a Canadian wholly-owned subsidiary in 2014.
During 2013, we recorded a net increase in the valuation allowance of $572 million, most of which related to a charge recorded to establish a full valuation allowance against our net U.S. deferred income tax assets.

(2)
In 2015, we recorded an income tax benefit of $18 million as a result of a change in tax rates on deferred income taxes, primarily due to an intercompany asset transfer in connection with an operating company realignment.

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
In 2013, following the assessment of our ability to realize the deferred income tax assets of our U.S. operations, we concluded that existing negative evidence outweighed positive evidence and that a full valuation allowance against our net deferred income tax assets was required. The cumulative loss of our U.S. operations limited our ability to consider other subjective positive evidence, such as projections of future earnings. As a result, for the year ended December 31, 2013, we recorded a charge in order to establish a full valuation allowance against our net U.S. deferred income tax assets. For both the years ended December 31, 2015 and December 31, 2014, negative evidence still outweighed positive evidence and we maintained a full valuation allowance against our net U.S. deferred income tax assets. A valuation allowance does not reduce our underlying tax attributes, nor hinders our ability to use them in the future.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Deferred income taxes as of December 31, 2015 and 2014 were comprised of the following:

(In millions)	2015	2014
Fixed assets	$(81)	$(191)
Deferred gains	(21)	—
Other liabilities	(9)	(13)
Deferred income tax liabilities	(111)	(204)
Fixed assets	489	591
Pension and OPEB plans	359	480
Ordinary loss carryforwards	773	767
Capital loss carryforwards (1)	12	3
Research and development expense pool	177	204
Tax credit carryforwards	103	109
Other assets	43	91
Deferred income tax assets	1,956	2,245
Valuation allowance	(865)	(755)
Net deferred income tax assets	$980	$1,286
Amounts recognized in our Consolidated Balance Sheets consisted of:
Deferred income tax assets	$982	$1,289
Deferred income tax liabilities	(2)	(3)
Net deferred income tax assets	$980	$1,286

(1)
During 2014, all of our U.S. capital loss carryforwards expired unutilized. Accordingly, $440 million of U.S. deferred income tax assets related to the capital loss carryforwards were offset by a corresponding reduction in the valuation allowance.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The balance of tax attributes and their dates of expiration as of December 31, 2015 were as follows:

(In millions)	Related Deferred Income Tax Asset		Year of Expiration
Ordinary loss carryforwards:
U.S. Federal ordinary loss carryforwards of $1,882	$659	(1)	2021 – 2035
U.S. State ordinary loss carryforwards of $1,663	69	(1)	2016 – 2035
Canadian Federal and provincial (excluding Quebec) ordinary loss carryforwards of $79	14		2025 – 2035
Quebec ordinary loss carryforwards of $62	7		2025 – 2032
Other ordinary loss carryforwards	24		2019 – 2025
	$773
Capital loss carryforwards:
Canadian capital loss carryforwards of $42	12		Indefinite
	$12
Research and development expense pool:
Canadian Federal and provincial (excluding Quebec) research and development expense pool of $615	$103		Indefinite
Quebec research and development expense pool of $752	74		Indefinite
	$177
Tax credit carryforwards:
Canadian research and development tax credit carryforwards	$91		2021 – 2036
U.S. State tax credit carryforwards	12	(1)	2016 – 2030
	$103

(1)	As of December 31, 2015, we had a full valuation allowance against our U.S. operations net deferred income tax assets.
Our U.S. federal net operating loss carryforwards are subject to the U.S. Internal Revenue Code of 1986, as amended § 382 (“IRC § 382”) limitation, resulting from a previous ownership change. We do not expect that IRC § 382 would limit the utilization of our available U.S. federal net operating loss carryforwards prior to their expiration.
We consider our foreign earnings to be permanently invested. Accordingly, we do not currently provide for the additional United States and foreign income taxes that would become payable upon remittance of undistributed earnings of foreign subsidiaries. The cumulative undistributed earnings of these subsidiaries as of December 31, 2015 are not material. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.
Deferred tax charge
As a result of a gain on an intercompany asset transfer in connection with an operating company realignment, a $38 million income tax provision was deferred and recorded in “Other assets” in our Consolidated Balance Sheet as of December 31, 2015. This deferred tax charge will be amortized, as the underlying assets are consumed or sold to an unrelated party, in “Income tax benefit (provision)” in our Consolidated Statements of Operations.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Unrecognized tax benefits
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended December 31, 2015 and 2014:

(In millions)	2015	2014
Beginning of year	$109	$81
Increase (decrease) in unrecognized tax benefits resulting from:
Positions taken in the current period	2	38
Expirations of statute limitations	(2)	—
Settlements with taxing authorities	(1)	(4)
Change in Canadian foreign exchange rate	(11)	(6)
End of year	$97	$109
We recognize interest and penalties accrued on unrecognized tax benefits as components of the income tax provision. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $56 million.
In the normal course of business, we are subject to audits from federal, state, provincial and other tax authorities. U.S. federal tax returns for 2012 and future years, as well as Canadian tax returns for 2010 and future years remain subject to examination by tax authorities.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 15. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial disputes, taxes, environmental issues, activists’ damages, employment and workers’ compensation claims, Aboriginal claims and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of December 31, 2015, will not have a material adverse effect on our Consolidated Financial Statements.
On February 26, 2015, a countervailing duty petition was filed with the U.S. Department of Commerce (“Commerce”) and the U.S. International Trade Commission (“Trade Commission”) by certain U.S. supercalendered (“SC”) paper producers requesting the U.S. government to impose countervailing duties on Canadian-origin SC paper exported to the U.S. market. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of SC paper to the U.S. and was selected as a mandatory respondent to be individually investigated by Commerce. On August 3, 2015, Commerce assigned a preliminary subsidy rate of 2.04% to our SC paper produced at our Canadian mills. On October 15, 2015, Commerce issued a final determination and increased the subsidy rate applicable to our Canadian-produced SC paper to 17.87%. In December 2015, the Trade Commission ruled that exports of SC paper from Canada to the U.S. have caused or threatened to cause material injury to the U.S. SC paper industry and Commerce issued its final order on the basis of the 17.87% rate. As a result, since October 20, 2015, we have been required to make cash deposits at the 17.87% subsidy rate for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. We will be required to continue making cash deposits at that rate until Commerce sets a countervailing duty rate in an administrative review, which may not be finalized until December of 2017, or possibly later. Based on our current operating parameters, the cash deposits could be as high as $25 million per year. To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency will be converted into actual countervailing duties. We are not presently able to determine the ultimate resolution of this matter, but we believe it is not probable that we will be assessed with significant countervailing duties. Accordingly, no contingent loss was recorded in respect of this petition in our Consolidated Statement of Operations for the year ended December 31, 2015.
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (“Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($10 million, based on the exchange rate in effect on December 31, 2015) for the eventual payment of those claims. The hearing in this matter is expected to begin in 2019.
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the Canadian court with jurisdiction in the creditor protection proceedings from which AbitibiBowater Inc. (our predecessor entity) and all but one of its affiliates emerged in 2010 (the “Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the Creditor Protection Proceedings. These plans are subject to the funding relief regulations described in Note 13, “Pension and Other Postretirement Benefit Plans – Canadian pension funding,” and we contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA Reorganization Plan (as defined in Note 16, “Share Capital – Common stock”) and the terms of our emergence from the Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($110 million, based on the exchange rate in effect on December 31, 2015), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Environmental matters
We are subject to a variety of federal or national, state, provincial and local environmental laws and regulations in the jurisdictions in which we operate. We believe our operations are in material compliance with current applicable environmental laws and regulations. Environmental regulations promulgated in the future could require substantial additional expenditures for compliance and could have a material impact on us, in particular, and the industry in general.
We may be a “potentially responsible party” with respect to four hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as Superfund) or the Resource Conservation and Recovery Act corrective action authority. We believe we will not be liable for any significant amounts at any of these sites.
We have recorded $12 million and $18 million of environmental liabilities as of December 31, 2015 and 2014, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We have also recorded $23 million and $22 million of asset retirement obligations as of December 31, 2015 and 2014, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
Other matters
On October 30, 2014, we received a notice from the Ministry of Natural Resources and Forestry of Ontario (the “MNRF”) directing us to repay a conditional incentive of Cdn $23 million ($17 million, based on the exchange rate in effect on December 31, 2015) offered in 2007 toward the construction of an electricity-producing turbine, should we fail to restart our Fort Frances pulp and paper mill or otherwise implement an alternative remedy that is acceptable to the MNRF. Several extensions to implement an alternative remedy have been granted to us by the MNRF, with the latest remedy date being May 31, 2016. We announced the permanent closure of the mill in the second quarter of 2014 and have been exploring a number of opportunities for the mill. We are not presently able to determine the outcome of this process, but we currently believe that we could reach an acceptable outcome for the MNRF within the time limit prescribed. Accordingly, we have recorded no contingent liability in respect of this notice in our Consolidated Balance Sheet as of December 31, 2015.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 16. Share Capital
Overview
We are authorized under our certificate of incorporation, as amended and restated, to issue up to 200 million shares of capital stock, consisting of: (i) 190 million shares of common stock, par value $0.001 per share and (ii) 10 million shares of preferred stock, par value $0.001 per share.
Preferred stock
As of December 31, 2015 and 2014, no preferred shares were issued and outstanding.
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
Because the aggregate of allowed claims against certain Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”) debtors was resolved for less than was originally reserved when the disputed claim share reserve was established, and because certain of the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) debtors had no creditor, the remaining 276,662 shares and 46,884 shares, respectively, unallocated under the respective Plan of Reorganization were transferred to us in 2013 and accounted as treasury stock. The debtors’ Chapter 11 cases are closed; the CCAA proceedings have yet to be closed as the monitor is continuing to assist in certain post-emergence court proceedings.
Consistent with the confirmation order in respect of our Chapter 11 Reorganization Plan and applicable law, we relied on section 1145(a)(1) of Chapter 11 to exempt the issuance of these shares of common stock and their distribution to unsecured creditors from the registration requirements of the Securities Act of 1933 (as amended, the “Securities Act”).
We refer to the Chapter 11 Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code together with the CCAA debtors’ CCAA Plan of Reorganization and Compromise, in each case as amended and including all exhibits and supplements thereto, as the “Plans of Reorganization”, each as a “Plan of Reorganization”, and individually as the “Chapter 11 Reorganization Plan” and the “CCAA Reorganization Plan,” respectively.
Treasury stock
On May 28, 2015, our board of directors authorized a $50 million increase to our existing $100 million share repurchase program, which was originally launched in May of 2012. During the year ended December 31, 2015, we repurchased an additional 5.5 million shares, at a cost of $59 million. There remains $24 million under the program.
In 2013, we also transferred 323,546 shares of common stock from the disputed share reserve, as described above.
Dividends
We did not declare or pay any dividends on our common stock during the years ended December 31, 2015, 2014 and 2013.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 17. Share-Based Compensation
Incentive Plan
The Incentive Plan, which became effective in 2010 and is administered by the human resources and compensation/nominating and governance committee of the board of directors, provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, RSUs, DSUs, PSUs (collectively, “stock incentive awards”) and cash incentive awards to certain of our officers, directors, employees, consultants and advisors. As discussed in Note 16, “Share Capital,” we have been authorized to issue stock incentive awards for up to 9 million shares under the Incentive Plan. As of December 31, 2015, approximately 4 million shares were available for issuance.
Employees who retire (upon meeting certain age and service criteria) at least six months after the grant date and prior to the end of the vesting period will be allowed to continue vesting in their awards after retirement in accordance with the normal vesting schedule. The requisite service periods for the stock incentive awards are reduced on an individual basis, as necessary, to reflect the grantee’s individual retirement eligibility date.
For the years ended December 31, 2015, 2014 and 2013, share-based compensation expense was $12 million (no tax benefit), $6 million (no tax benefit) and $8 million (no tax benefit), respectively. As of December 31, 2015, there was approximately $16 million of unrecognized compensation cost, which is expected to be recognized over a remaining service period of three years. All of our incentive awards pursuant to the Incentive Plan were accounted for as equity-classified, service-based awards.
Stock options
In 2015 and 2014, we did not grant any stock options. In 2013, we made grants of 692,759 stock options to our non-employee directors and to certain employees using the following weighted-average assumptions:

2013
Exercise price	$15.66
Fair value	$7.65
Expected dividend yield	—
Expected volatility	50.0%
Risk-free interest rate	1.8%
Expected life in years	6.25
The stock options become exercisable ratably over a period of four years and, unless terminated earlier in accordance with their terms, expire 10 years from the date of grant. New shares of our common stock are issued upon the exercise of a stock option. In certain cases, we withhold shares in respect of option costs and applicable taxes.
We calculated the grant-date fair value of the stock options granted in 2013 using the Black-Scholes option pricing model. The payment of dividends is subject to certain restrictions under the 2023 Notes indenture and the credit agreement that governs the ABL Credit Facility; therefore, we assumed an expected dividend yield of zero. Due to the short trading history of our common stock, we estimated the expected volatility based on the historical volatility of a peer group within our industry measured over a term approximating the expected life of the options. We estimated the risk-free interest rate based on a zero-coupon U.S. Treasury instrument with a remaining term approximating the expected life of the options. Historical exercise data attributable to stock incentive awards granted after our common stock began publicly trading is limited; therefore, we used the simplified method permitted by Staff Accounting Bulletin Topic 14 to estimate the expected life of the options. Under this approach, the expected life is presumed to be the midpoint between the vesting date and the end of the contractual term.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The activity of outstanding stock options for the year ended December 31, 2015 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2014	1,583,941	$15.87	7.8	$4
Exercised	(41,115)	13.18
Forfeited	(16,317)	16.21
Expired	(48,896)	21.55
Balance as of December 31, 2015	1,477,613	$15.76	6.8	$—
Exercisable as of December 31, 2015	983,081	$16.49	6.5	$—
The total intrinsic value of stock options exercised in 2015, 2014 and 2013 was less than $1 million, $2 million and less than $1 million, respectively.
Restricted stock units and deferred stock units
Under the Incentive Plan, each RSU and DSU granted provides the holder the right to receive one share of our common stock upon vesting. The awards vest ratably over a period of one year for directors and four years for employees. Awards to employees are settled upon vesting, while awards to directors are settled ratably over a period of three years or upon separation from the board of directors, as applicable, based on the director’s country of residency. New shares of our common stock are issued upon the settlement of a RSU or DSU issued. We withhold shares in respect of applicable taxes.
The activity of nonvested RSUs and DSUs for the year ended December 31, 2015 was as follows:

	Number of Units	Weighted- Average Fair Value at Grant Date
Balance as of December 31, 2014	938,720	$15.91
Granted	885,761	7.94
Vested	(374,936)	15.58
Forfeited	(30,091)	15.53
Balance as of December 31, 2015	1,419,454	$11.03
There were 115,026 RSUs and DSUs granted to directors that vested but were not settled as of December 31, 2015.
The weighted-average grant-date fair value of all RSUs and DSUs granted in 2014 and 2013 was $18.62 and $16.15, respectively. The total fair value of RSUs and DSUs vested in 2015, 2014 and 2013 was $3 million, $5 million and $3 million, respectively.
Performance stock units
In 2015 and 2014, we made grants of PSUs to certain employees pursuant to the Incentive Plan. Each PSU provides the holder the right to receive one share of our common stock upon vesting, subject to a performance adjustment. The awards vest after a period of 40 months upon which they are settled. New shares of our common stock are issued upon the settlement of a PSU issued pursuant to the Incentive Plan. We withhold shares in respect of applicable taxes.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The activity of nonvested PSUs for the year ended December 31, 2015 was as follows:

	Number of Units	Weighted- Average Fair Value at Grant Date
Balance as of December 31, 2014	294,761	$18.61
Granted	702,829	7.54
Forfeited	(6,204)	18.61
Balance as of December 31, 2015	991,386	$10.76
The weighted-average grant-date fair value of all PSUs granted in 2014 was $18.61.
Deferred Compensation Plan
In 2011, the board of directors adopted the Resolute Forest Products Outside Director Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows non-employee directors to surrender 50% or 100% of their cash fees in exchange for DSUs or RSUs, as applicable, based on the director’s country of residency. The number of awards issued pursuant to the Deferred Compensation Plan is based on 110% of the fees earned, resulting in a 10% premium incentive.
Under the Deferred Compensation Plan, each RSU and DSU granted provides the holder the right to receive payment in cash in an amount equal to the fair market value of one share of our common stock upon vesting. The awards have a nonforfeitable right or vest ratably over a period of three years, as applicable, and are settled with cash ratably over a period of three years or upon separation from the board of directors, as applicable, based on the director’s country of residency. All of our outstanding stock incentive awards pursuant to the Deferred Compensation Plan were accounted for as liability awards.
RSUs and DSUs outstanding under the Deferred Compensation Plan as of December 31, 2015 and 2014 were 79,020 and 49,868, respectively. The total fair value of RSUs and DSUs vested in each of 2015, 2014 and 2013 was less than $1 million.
Note 18. Operating Leases and Purchase Obligations
We lease office and manufacturing premises, and office equipment under operating leases for which total expense was $8 million in 2015, $7 million in 2014 and $12 million in 2013. In the normal course of business, we have also entered into various supply agreements, guarantees, purchase commitments and harvesting rights agreements (for land that we manage for which we make payments to various Canadian provinces based on the amount of timber harvested).
As of December 31, 2015, the future minimum rental payments under operating leases and commitments for purchase obligations were as follows:

(In millions)	Purchase Obligations (1)	Operating Leases
2016	$119	$6
2017	91	5
2018	64	4
2019	50	4
2020	41	4
Thereafter	24	14
	$389	$37

(1)	Includes energy purchase obligations of $254 million through 2020 for certain of our pulp and paper mills.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 19. Segment Information
We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our principal product lines: market pulp, tissue, wood products, newsprint and specialty papers.
None of the income or loss items following “Operating loss” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, net gain on disposition of assets, acquisition-related costs, certain components of pension and OPEB costs and credits as well as other discretionary charges or credits are not allocated to our segments. We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all selling, general and administrative expenses, excluding certain discretionary charges and credits, are allocated to our segments.
In 2015, we changed our presentation of segment operating income to reallocate certain components of pension and OPEB costs, which consist of interest cost, expected return on plan assets, amortization of actuarial losses and gains and settlement losses, from the reportable segments to “corporate and other” in the segment presentation of operating income. Current service costs and amortization of prior service credits will continue to be allocated to the reportable segments. This approach is consistent with the indicators management uses internally to evaluate performance, including those used by our chief operating decision maker (the chief executive officer). Prior period amounts have been reclassified to conform to the 2015 presentation.
In each of 2015, 2014 and 2013, no assets were identifiable by segment and reviewed by management.
Information about certain segment data for the years ended December 31, 2015, 2014 and 2013 was as follows:

(In millions)	Market Pulp (1)	Tissue (2)	Wood Products (3)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
2015	$889	$11	$536	$1,105	$1,104	$3,645	$—	$3,645
2014	974	—	610	1,402	1,272	4,258	—	4,258
2013	1,053	—	569	1,473	1,366	4,461	—	4,461
Depreciation and amortization
2015	$53	$1	$37	$64	$71	$226	$11	$237
2014	53	—	33	69	82	237	6	243
2013	52	—	36	73	77	238	5	243
Operating income (loss)
2015	$76	$(1)	$2	$(23)	$29	$83	$(302)	$(219)
2014	63	—	69	20	(19)	133	(307)	(174)
2013	43	—	41	39	39	162	(164)	(2)
Capital expenditures
2015	$60	$41	$43	$10	$13	$167	$18	$185
2014	23	—	77	39	34	173	20	193
2013	40	—	31	57	17	145	16	161

(1)	Market pulp sales excluded inter-segment sales of $20 million, $19 million and $17 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Tissue capital expenditures of $41 million for the year ended December 31, 2015 consisted of construction in progress expenditures for the tissue manufacturing and converting facility in Calhoun.

(3)
Wood sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $20 million, $24 million and $18 million for the years ended December 31, 2015, 2014 and 2013, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of our 2015, 2014 or 2013 consolidated sales. No country in the “Other countries” group in the table below exceeded 2% of consolidated sales. Sales by country for the years ended December 31, 2015, 2014 and 2013 were as follows:

(In millions)	2015	2014	2013
United States	$2,421	$2,809	$2,834
Foreign countries:
Canada	476	540	546
Mexico	150	174	168
Brazil	70	107	122
Other countries	528	628	791
	1,224	1,449	1,627
	$3,645	$4,258	$4,461
Certain long-lived assets by country (comprised of fixed assets, net, water rights, net, energy contracts, net and other assets) as of December 31, 2015 and 2014 were as follows:

(In millions)	2015	2014
United States	$677	$791
Foreign countries:
Canada	1,323	1,346
South Korea	22	24
	1,345	1,370
	$2,022	$2,161

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 20. Condensed Consolidating Financial Information
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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, the Balance Sheets as of December 31, 2015 and 2014, and the Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Year Ended December 31, 2015
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,975	$2,223	$(1,553)	$3,645
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,780	1,601	(1,555)	2,826
Depreciation and amortization	—	93	144	—	237
Distribution costs	—	168	293	(1)	460
Selling, general and administrative expenses	19	55	86	—	160
Closure costs, impairment and other related charges	—	176	5	—	181
Operating (loss) income	(19)	(297)	94	3	(219)
Interest expense	(75)	—	(12)	46	(41)
Other income, net	—	37	13	(46)	4
Equity in (loss) income of subsidiaries	(163)	20	—	143	—
(Loss) income before income taxes	(257)	(240)	95	146	(256)
Income tax benefit (provision)	—	36	(34)	(1)	1
Net (loss) income including noncontrolling interests	(257)	(204)	61	145	(255)
Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Net (loss) income attributable to Resolute Forest Products Inc.	$(257)	$(204)	$59	$145	$(257)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(126)	$(169)	$155	$14	$(126)

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$13	$45	$—	$58
Accounts receivable, net	—	322	137	—	459
Accounts receivable from affiliates	—	421	272	(693)	—
Inventories, net	—	257	290	(6)	541
Advance and interest receivable from parent	—	62	—	(62)	—
Notes and interest receivable from affiliates	—	48	—	(48)	—
Other current assets	—	22	31	—	53
Total current assets	—	1,145	775	(809)	1,111
Fixed assets, net	—	629	1,181	—	1,810
Amortizable intangible assets, net	—	46	59	—	105
Goodwill	—	59	—	—	59
Deferred income tax assets	—	—	981	1	982
Notes receivable from parent	—	710	—	(710)	—
Note receivable from affiliate	—	105	—	(105)	—
Investments in consolidated subsidiaries and affiliates	4,067	2,047	—	(6,114)	—
Other assets	—	48	105	—	153
Total assets	$4,067	$4,789	$3,101	$(7,737)	$4,220
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$5	$189	$242	$—	$436
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	433	260	—	(693)	—
Advance and interest payable to subsidiaries	62	—	—	(62)	—
Notes and interest payable to affiliate	—	—	48	(48)	—
Total current liabilities	500	450	290	(803)	437
Long-term debt, net of current portion	589	1	—	—	590
Notes payable to subsidiaries	710	—	—	(710)	—
Note payable to affiliate	—	—	105	(105)	—
Pension and other postretirement benefit obligations	—	352	834	—	1,186
Deferred income tax liabilities	—	—	2	—	2
Other liabilities	1	24	35	—	60
Total liabilities	1,800	827	1,266	(1,618)	2,275
Total equity	2,267	3,962	1,835	(6,119)	1,945
Total liabilities and equity	$4,067	$4,789	$3,101	$(7,737)	$4,220

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$257	$80	$—	$337
Accounts receivable, net	—	383	156	—	539
Accounts receivable from affiliates	—	384	95	(479)	—
Inventories, net	—	251	300	(9)	542
Note and interest receivable from parent	—	287	—	(287)	—
Notes receivable from affiliates	—	318	—	(318)	—
Other current assets	—	20	26	—	46
Total current assets	—	1,900	657	(1,093)	1,464
Fixed assets, net	—	742	1,243	—	1,985
Amortizable intangible assets, net	—	—	62	—	62
Deferred income tax assets	—	—	1,287	2	1,289
Note receivable from parent	—	388	—	(388)	—
Investments in consolidated subsidiaries and affiliates	4,096	2,020	—	(6,116)	—
Other assets	—	49	65	—	114
Total assets	$4,096	$5,099	$3,314	$(7,595)	$4,914
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$5	$193	$320	$—	$518
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	386	93	—	(479)	—
Note and interest payable to subsidiary	287	—	—	(287)	—
Notes payable to affiliate	—	—	318	(318)	—
Total current liabilities	678	287	638	(1,084)	519
Long-term debt, net of current portion	588	1	—	—	589
Note payable to subsidiary	388	—	—	(388)	—
Pension and other postretirement benefit obligations	—	414	1,202	—	1,616
Deferred income tax liabilities	—	—	3	—	3
Other liabilities	1	29	40	—	70
Total liabilities	1,655	731	1,883	(1,472)	2,797
Total equity	2,441	4,368	1,431	(6,123)	2,117
Total liabilities and equity	$4,096	$5,099	$3,314	$(7,595)	$4,914

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$151	$(13)	$—	$138
Cash flows from investing activities:
Cash invested in fixed assets	—	(101)	(84)	—	(185)
Acquisition of Atlas Paper, including cash overdraft acquired	—	(159)	—	—	(159)
Increase in countervailing duties cash deposits	—	(4)	—	—	(4)
Increase in deposit requirements for letters of credit, net	—	—	(4)	—	(4)
Investment in common stock of subsidiary	—	(234)	—	234	—
Advance to parent	—	(59)	—	59	—
Decrease of notes receivable from affiliates	—	164	—	(164)	—
Net cash used in investing activities	—	(393)	(88)	129	(352)
Cash flows from financing activities:
Payments of financing and credit facility fees	—	(2)	(1)	—	(3)
Purchases of treasury stock	(59)	—	—	—	(59)
Issuance of common stock	—	—	234	(234)	—
Advance to subsidiary	59	—	—	(59)	—
Decrease of notes payable to affiliate	—	—	(164)	164	—
Net cash (used in) provided by financing activities	—	(2)	69	(129)	(62)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Net decrease in cash and cash equivalents	—	(244)	(35)	—	(279)
Cash and cash equivalents:
Beginning of year	—	257	80	—	337
End of year	$—	$13	$45	$—	$58

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(5)	$41	$170	$—	$206
Cash flows from investing activities:
Cash invested in fixed assets	—	(55)	(106)	—	(161)
Disposition of assets	—	—	4	—	4
Proceeds from insurance settlements	—	—	4	—	4
Decrease in restricted cash	—	—	8	—	8
Increase in deposit requirements for letters of credit, net	—	—	(2)	—	(2)
Other investing activities, net	—	—	(4)	—	(4)
Net cash used in investing activities	—	(55)	(96)	—	(151)
Cash flows from financing activities:
Issuance of long-term debt	594	—	—	—	594
Premium paid on extinguishment of debt	(84)	—	—	—	(84)
Dividend to noncontrolling interest	—	—	(2)	—	(2)
Payments of debt	(501)	—	(2)	—	(503)
Payments of financing and credit facility fees	(9)	—	—	—	(9)
Contribution of capital from noncontrolling interest	—	8	—	—	8
Net cash provided by (used in) financing activities	—	8	(4)	—	4
Net (decrease) increase in cash and cash equivalents	(5)	(6)	70	—	59
Cash and cash equivalents:
Beginning of year	5	171	87	—	263
End of year	$—	$165	$157	$—	$322

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 21. Quarterly Information (Unaudited)

Year ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(In millions, except per share amounts)
Sales	$920	$926	$905	$894	$3,645
Operating (loss) income	(15)	16	6	(226)	(219)
Net loss attributable to Resolute Forest Products Inc.	(33)	(4)	(6)	(214)	(257)
Basic net loss per share attributable to Resolute Forest Products Inc. common shareholders	(0.35)	(0.04)	(0.07)	(2.39)	(2.78)
Diluted net loss per share attributable to Resolute Forest Products Inc. common shareholders	(0.35)	(0.04)	(0.07)	(2.39)	(2.78)

Year ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(In millions, except per share amounts)
Sales	$1,016	$1,091	$1,096	$1,055	$4,258
Operating loss	(33)	(8)	(40)	(93)	(174)
Net loss attributable to Resolute Forest Products Inc.	(50)	(2)	(116)	(109)	(277)
Basic net loss per share attributable to Resolute Forest Products Inc. common shareholders	(0.53)	(0.02)	(1.23)	(1.15)	(2.93)
Diluted net loss per share attributable to Resolute Forest Products Inc. common shareholders	(0.53)	(0.02)	(1.23)	(1.15)	(2.93)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Shareholders of Resolute Forest Products Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows present fairly, in all material respects, the financial position of Resolute Forest Products Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Financial Statements and Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it presents debt issuance costs and deferred income tax assets and liabilities.
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
As described in Management’s Report on Financial Statements and Assessment of Internal Control over Financial Reporting, management has excluded Atlas Paper Holdings Inc. and its subsidiaries (“Atlas Paper”) from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded Atlas Paper from our audit of internal control over financial reporting. Atlas Paper is a wholly-owned subsidiary whose total assets and total sales represent $178 million and $11 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP (1)
Montreal, Canada
February 29, 2016
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
Management assessed the effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2015. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has elected to exclude Atlas Paper Holdings, Inc. and its subsidiaries, together, a wholly-owned subsidiary included in our consolidated financial statements with sales and assets of $11 million and $178 million, respectively, for the year ended December 31, 2015, from its assessment of internal control over financial reporting as of December 31, 2015, because it was acquired by the Company in 2015. Management’s assessment included an evaluation of the design of Resolute Forest Products Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2015, Resolute Forest Products Inc.’s internal control over financial reporting was effective.
The effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report above.

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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2015. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
Management’s Report on Internal Control over Financial Reporting
Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective as of December 31, 2015. Management’s report on internal control over financial reporting can be found on page 128 of this Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2015. This report can be found on page 127 of this Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of internal control over financial reporting, there were no changes during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information appearing under the captions entitled “Vote on the Election of Directors,” “Section 16 Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters” in our definitive proxy statement for our 2016 annual meeting of shareholders to be held on June 1, 2016 (our “2016 proxy statement”), which will be filed within 120 days of the end of our fiscal year ended December 31, 2015 is incorporated herein by reference.
Information regarding our executive officers is presented in Part I, Item 1, “Business - Executive Officers,” of this Form 10-K.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information appearing under the captions entitled “Executive Compensation,” “Corporate Governance and Board Matters - Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2016 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the caption entitled “Information on Stock Ownership” in our 2016 proxy statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2015 regarding securities to be issued upon exercise of outstanding stock options or pursuant to outstanding restricted stock units, deferred stock units and performance stock units, and securities remaining available for issuance under our equity compensation plan. The Resolute Forest Products Equity Incentive Plan is the only compensation plan with shares authorized.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—		$—		—
Equity compensation plans not approved by security holders (1)	4,410,922	(2)	15.76	(3)	3,971,280
Total	4,410,922		$15.76		3,971,280

(1)	The Resolute Forest Products Equity Incentive Plan was approved by the Courts pursuant to the Plans of Reorganization.

(2)
Includes shares issuable upon the exercise of 1,477,613 stock options and shares issuable upon the settlement of 1,534,480 restricted stock units and deferred stock units issued under the Resolute Forest Products Equity Incentive Plan, at a rate of one share per unit. Also includes shares issuable upon the settlement of 991,386 performance stock units issued under the Resolute Forest Products Equity Incentive Plan at the maximum payout rate (1,398,829 shares).

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the captions entitled “Related Party Transactions” and “Corporate Governance and Board Matters - Director Independence” in our 2016 proxy statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing under the caption entitled “Vote on the Ratification of the Appointment of PricewaterhouseCoopers LLP” in our 2016 proxy statement is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as a part of this Form 10-K:

(1) The following are included at the indicated page of this Form 10-K:

(2) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

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

10.1*
Securities Purchase Agreement, dated February 11, 2011, among AbiBow Canada Inc., Caisse de dépôt et placement du Québec and CDP Investissements Inc., as vendors, and Infra H2O GP Partners Inc., Infra H2O LP Partners Inc. and BluEarth Renewables Inc., as the purchaser (incorporated by reference from Exhibit 2.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 17, 2011, SEC File No. 001-33776).

†10.2*
AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.3*
AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

Exhibit No.	Description
†10.4*
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

†10.7*
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

†10.9*
Employment Agreement between Yves Laflamme and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

†10.10*
Offer Letter between Jo-Ann Longworth and AbitibiBowater Inc., dated July 25, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011, SEC File No. 001-33776).

†10.11*
Offer Letter between Pierre Laberge and AbitibiBowater Inc., dated June 9, 2011 (incorporated by reference from Exhibit 10.35 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 29, 2012, SEC File No. 001-33776).

†10.12*
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

10.14*
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

†10.17*
Change in Control Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 26, 2014 (incorporated by reference from Exhibit 10.25 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.18*
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
†10.20*
Resolute Forest Products DC Make-up Program, effective January 1, 2012 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed May 10, 2012, SEC File No. 001-33776).

†10.21*
Resolute Forest Products Inc. Severance Policy – Chief Executive Officer and Direct Reports, effective as of August 1, 2012 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed August 9, 2012, SEC File No. 001-33776).

†10.22*
Resolute Forest Products Equity Incentive Plan (previously named the AbitibiBowater Inc. 2010 Equity Incentive Plan), effective as of December 9, 2010 (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012, SEC File No. 001-33776).

†10.23*
Resolute Forest Products Outside Director Deferred Compensation Plan (previously named the AbitibiBowater Inc. Outside Director Deferred Compensation Plan), effective as of April 1, 2011 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012, SEC File No. 001-33776).

†10.24*
Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed March 1, 2013, SEC File No. 001-33776).

†10.25*
Resolute Forest Products Equity Incentive Plan Form of Director Deferred Stock Unit Agreement. (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 10, 2013, SEC File No. 001-33776).

†10.26*
Resolute Forest Products Equity Incentive Plan Form of Director Restricted Stock Unit Agreement. (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 10, 2013, SEC File No. 001-33776).

†10.27*
Resolute Forest Products Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 10, 2014, SEC File No. 001-33776).

†10.28*
Resolute Forest Products Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.41to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.29*
Offer Letter between André Piché and Resolute Forest Products Inc., dated February 4, 2014 (incorporated by reference from Exhibit 10.42 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.30*
Offer Letter between Richard Tremblay and Resolute Forest Products Inc., dated February 4, 2014 (incorporated by reference from Exhibit 10.43 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.31*
Resolute Forest Products Equity Incentive Plan Form of Performance Stock Unit Agreement (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 10, 2014, SEC File No. 001-33776).

†10.32*
First Amendment dated February 14, 2014 to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.44 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015, SEC File No. 001-33776).

†10.33*
Resolute FP Canada Inc. and Resolute Forest Products Inc. Security Protocol with respect to the Resolute Forest Products 2010 Canadian DB Supplemental Executive Retirement Plan and the Resolute Canada SERP, amended and restated effective April 11, 2014. (incorporated by reference from Exhibit 10.45 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015, SEC File No. 001-33776).

†10.34*
Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.46 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015, SEC File No. 001-33776).

Exhibit No.	Description
10.35*
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

†10.36*
2015 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 10, 2015, SEC File No. 001-33776).

†10.37*
2015 Resolute Forest Products Inc. Short-Term Incentive Plan - US (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 10, 2015, SEC File No. 001-33776).

†10.38*
Summary of 2016 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from the description in Resolute Forest Products Inc.’s Current Report on Form 8-K filed February 8, 2016, SEC File No. 001-33776).

†10.39**	Relocation Agreement between Richard Tremblay and Resolute Forest Products Inc., dated February 25, 2016.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

24.1**	Power of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.

†	This is a management contract or compensatory plan or arrangement.

**	Filed with this Form 10-K.

***
Interactive data files furnished with this Form 10-K, which represent the following materials from this Form 10-K formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

(b)	The above-referenced exhibits are being filed with this Form 10-K.

(c)	None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOLUTE FOREST PRODUCTS INC.

Date: February 29, 2016	By:	/s/ Richard Garneau
Richard Garneau
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Garneau	President and Chief Executive Officer	February 29, 2016
Richard Garneau	(Principal Executive Officer)

/s/ Bradley P. Martin*	Chairman, Director	February 29, 2016
Bradley P. Martin

/s/ Jo-Ann Longworth	Senior Vice President and Chief Financial Officer	February 29, 2016
Jo-Ann Longworth	(Principal Financial Officer)

/s/ Silvana Travaglini	Vice President and Chief Accounting Officer	February 29, 2016
Silvana Travaglini	(Principal Accounting Officer)

/s/ Michel P. Desbiens*	Director	February 29, 2016
Michel P. Desbiens

/s/ Jennifer C. Dolan*	Director	February 29, 2016
Jennifer C. Dolan

/s/ Richard D. Falconer*	Director	February 29, 2016
Richard D. Falconer

/s/ Jeffrey A. Hearn*	Director	February 29, 2016
Jeffrey A. Hearn

/s/ Alain Rhéaume*	Director	February 29, 2016
Alain Rhéaume

/s/ Michael S. Rousseau*	Director	February 29, 2016
Michael S. Rousseau

/s/ David H. Wilkins*	Director	February 29, 2016
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

10.1*
Securities Purchase Agreement, dated February 11, 2011, among AbiBow Canada Inc., Caisse de dépôt et placement du Québec and CDP Investissements Inc., as vendors, and Infra H2O GP Partners Inc., Infra H2O LP Partners Inc. and BluEarth Renewables Inc., as the purchaser (incorporated by reference from Exhibit 2.1 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 17, 2011, SEC File No. 001-33776).

†10.2*
AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed April 5, 2011, SEC File No. 001-33776).

†10.3*
AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Registration Statement on Form S-8 filed January 7, 2011, SEC Registration No. 333-171602).

†10.4*
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

†10.7*
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

†10.9*
Employment Agreement between Yves Laflamme and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

†10.10*
Offer Letter between Jo-Ann Longworth and AbitibiBowater Inc., dated July 25, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011, SEC File No. 001-33776).

†10.11*
Offer Letter between Pierre Laberge and AbitibiBowater Inc., dated June 9, 2011 (incorporated by reference from Exhibit 10.35 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 29, 2012, SEC File No. 001-33776).

Exhibit No.	Description
†10.12*
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

10.14*
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

†10.17*
Change in Control Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 26, 2014 (incorporated by reference from Exhibit 10.25 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.18*
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

†10.20*
Resolute Forest Products DC Make-up Program, effective January 1, 2012 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed May 10, 2012, SEC File No. 001-33776).

†10.21*
Resolute Forest Products Inc. Severance Policy – Chief Executive Officer and Direct Reports, effective as of August 1, 2012 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed August 9, 2012, SEC File No. 001-33776).

†10.22*
Resolute Forest Products Equity Incentive Plan (previously named the AbitibiBowater Inc. 2010 Equity Incentive Plan), effective as of December 9, 2010 (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012, SEC File No. 001-33776).

†10.23*
Resolute Forest Products Outside Director Deferred Compensation Plan (previously named the AbitibiBowater Inc. Outside Director Deferred Compensation Plan), effective as of April 1, 2011 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012, SEC File No. 001-33776).

†10.24*
Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed March 1, 2013, SEC File No. 001-33776).

†10.25*
Resolute Forest Products Equity Incentive Plan Form of Director Deferred Stock Unit Agreement. (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 10, 2013, SEC File No. 001-33776).

†10.26*
Resolute Forest Products Equity Incentive Plan Form of Director Restricted Stock Unit Agreement. (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 10, 2013, SEC File No. 001-33776).

†10.27*
Resolute Forest Products Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 10, 2014, SEC File No. 001-33776).

†10.28*
Resolute Forest Products Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.41to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

Exhibit No.	Description

†10.29*
Offer Letter between André Piché and Resolute Forest Products Inc., dated February 4, 2014 (incorporated by reference from Exhibit 10.42 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.30*
Offer Letter between Richard Tremblay and Resolute Forest Products Inc., dated February 4, 2014 (incorporated by reference from Exhibit 10.43 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014, SEC File No. 001-33776).

†10.31*
Resolute Forest Products Equity Incentive Plan Form of Performance Stock Unit Agreement (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 10, 2014, SEC File No. 001-33776).

†10.32*
First Amendment dated February 14, 2014 to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.44 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015, SEC File No. 001-33776).

†10.33*
Resolute FP Canada Inc. and Resolute Forest Products Inc. Security Protocol with respect to the Resolute Forest Products 2010 Canadian DB Supplemental Executive Retirement Plan and the Resolute Canada SERP, amended and restated effective April 11, 2014. (incorporated by reference from Exhibit 10.45 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015, SEC File No. 001-33776).

†10.34*
Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.46 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015, SEC File No. 001-33776).

10.35*
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

†10.36*
2015 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 10, 2015, SEC File No. 001-33776).

†10.37*
2015 Resolute Forest Products Inc. Short-Term Incentive Plan - US (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 10, 2015, SEC File No. 001-33776).

†10.38*
Summary of 2016 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from the description in Resolute Forest Products Inc.’s Current Report on Form 8-K filed February 8, 2016, SEC File No. 001-33776).

†10.39**	Relocation Agreement between Richard Tremblay and Resolute Forest Products Inc., dated February 25, 2016.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

24.1**	Power of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.

†	This is a management contract or compensatory plan or arrangement.

**	Filed with this Form 10-K.

***
Interactive data files furnished with this Form 10-K, which represent the following materials from this Form 10-K formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

(b)	The above-referenced exhibits are being filed with this Form 10-K.

(c)	None.