Form 10-Q
period 2016-03-31
Resolute Forest Products Inc.
filed 2016-05-10
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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
As of April 29, 2016, there were 89,505,393 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Sales	$877	$920
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	677	718
Depreciation and amortization	52	57
Distribution costs	112	113
Selling, general and administrative expenses	38	41
Closure costs, impairment and other related charges	—	6
Net gain on disposition of assets	(2)	—
Operating loss	—	(15)
Interest expense	(10)	(12)
Other income, net	13	5
Income (loss) before income taxes	3	(22)
Income tax provision	(10)	(10)
Net loss including noncontrolling interests	(7)	(32)
Net income attributable to noncontrolling interests	(1)	(1)
Net loss attributable to Resolute Forest Products Inc.	$(8)	$(33)
Net loss per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.09)	$(0.35)
Diluted	(0.09)	(0.35)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	89.6	94.9
Diluted	89.6	94.9
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,
	2016	2015
Net loss including noncontrolling interests	$(7)	$(32)
Other comprehensive income:
Unamortized prior service credits
Change in unamortized prior service credits	(4)	(5)
Income tax provision	—	—
Change in unamortized prior service credits, net of tax	(4)	(5)
Unamortized actuarial losses
Change in unamortized actuarial losses	12	21
Income tax provision	(3)	(5)
Change in unamortized actuarial losses, net of tax	9	16
Foreign currency translation	—	(1)
Other comprehensive income, net of tax	5	10
Comprehensive loss including noncontrolling interests	(2)	(22)
Comprehensive income attributable to noncontrolling interests	(1)	(1)
Comprehensive loss attributable to Resolute Forest Products Inc.	$(3)	$(23)
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amount)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$37	$58
Accounts receivable, net:
Trade	389	377
Other	83	82
Inventories, net	562	541
Other current assets	50	53
Total current assets	1,121	1,111
Fixed assets, net	1,811	1,810
Amortizable intangible assets, net	102	105
Goodwill	60	59
Deferred income tax assets	1,032	982
Other assets	163	153
Total assets	$4,289	$4,220

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$464	$436
Current portion of long-term debt	1	1
Total current liabilities	465	437
Long-term debt, net of current portion	610	590
Pension and other postretirement benefit obligations	1,211	1,186
Deferred income tax liabilities	2	2
Other liabilities	55	60
Total liabilities	2,343	2,275
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.5 shares issued and 89.5 shares outstanding as of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	3,768	3,765
Deficit	(1,134)	(1,126)
Accumulated other comprehensive loss	(582)	(587)
Treasury stock at cost, 28.0 shares as of March 31, 2016 and December 31, 2015	(120)	(120)
Total Resolute Forest Products Inc. shareholders’ equity	1,932	1,932
Noncontrolling interests	14	13
Total equity	1,946	1,945
Total liabilities and equity	$4,289	$4,220
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Three Months Ended March 31, 2016
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2015	$—	$3,765	$(1,126)	$(587)	$(120)	$13	$1,945
Share-based compensation costs for equity-classified awards	—	3	—	—	—	—	3
Net (loss) income	—	—	(8)	—	—	1	(7)
Other comprehensive income, net of tax	—	—	—	5	—	—	5
Balance as of March 31, 2016	$—	$3,768	$(1,134)	$(582)	$(120)	$14	$1,946

	Three Months Ended March 31, 2015
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2014	$—	$3,754	$(869)	$(718)	$(61)	$11	$2,117
Share-based compensation costs for equity-classified awards	—	5	—	—	—	—	5
Net (loss) income	—	—	(33)	—	—	1	(32)
Other comprehensive income, net of tax	—	—	—	10	—	—	10
Balance as of March 31, 2015	$—	$3,759	$(902)	$(708)	$(61)	$12	$2,100
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss including noncontrolling interests	$(7)	$(32)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	3	5
Depreciation and amortization	52	57
Closure costs, impairment and other related charges	—	2
Inventory write-downs related to closures	—	1
Deferred income taxes	10	14
Net pension contributions and other postretirement benefit payments	(21)	(9)
Net gain on disposition of assets	(2)	—
(Gain) loss on translation of foreign currency denominated deferred income taxes	(63)	107
Loss (gain) on translation of foreign currency denominated pension and other postretirement benefit obligations	52	(101)
Gain on disposition of equity method investment	(5)	—
Changes in working capital:
Accounts receivable	(12)	38
Inventories	(20)	(22)
Other current assets	—	(4)
Accounts payable and accrued liabilities	22	(26)
Other, net	(3)	(1)
Net cash provided by operating activities	6	29
Cash flows from investing activities:
Cash invested in fixed assets	(47)	(40)
Disposition of assets	5	—
Increase in countervailing duties cash deposits	(6)	—
Net cash used in investing activities	(48)	(40)
Cash flows from financing activities:
Borrowings under revolving credit facility	20	—
Cash provided by financing activities	20	—
Effect of exchange rate changes on cash and cash equivalents	1	(2)
Net decrease in cash and cash equivalents	(21)	(13)
Cash and cash equivalents:
Beginning of period	58	337
End of period	$37	$324
See accompanying notes to unaudited interim consolidated financial statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 1. Organization and Basis of Presentation
Nature of operations
Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us,” “Parent” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in close to 80 countries. We own or operate over 40 pulp, paper, tissue and wood products facilities in the United States, Canada and South Korea, as well as power generation assets in Canada and the United States.
Financial statements
Our interim consolidated financial statements are unaudited and have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim consolidated financial statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.
Change in depreciable lives of machinery and equipment
We periodically review the estimated economic useful lives of our fixed assets. Based on this review, effective January 1, 2016, we changed our estimate of the useful lives of certain of our machinery and equipment to reflect a net increase of estimated periods during which these assets will remain in service. As a result, the estimated useful lives of machinery and equipment were changed to a range of five to 25 years, increasing the weighted-average estimated useful lives of machinery and equipment by two years. The effect of this change in estimate for the three months ended March 31, 2016 was to reduce “Depreciation and amortization”, “Net loss attributable to Resolute Forest Products Inc.”, and basic and diluted “Net loss per share attributable to Resolute Forest Products Inc. common shareholders” in our Consolidated Statement of Operations by $3 million, $2 million, and $0.02, respectively.
New accounting pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 “Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share-based payment transactions. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual period. All amendments to the guidance shall be adopted in the same period on a retrospective or prospective basis as required for each amendment. The adoption of this accounting guidance will not materially impact our results of operations, financial position or cash flows.
In March 2016, April 2016, and May 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” respectively, which further affect the guidance of ASU 2014-09. These updates are effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. We are still evaluating the impact of this standard on our results of operations and financial position.

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
In the first quarter of 2016, we recorded a purchase price allocation adjustment due to a change in our preliminary valuation of assets acquired and liabilities assumed as of the acquisition date, which is still subject to adjustment during the 12-month measurement period following the acquisition date or upon completion of the final valuation. As a result, we increased “Goodwill” and decreased “Amortizable intangible assets, net,” both by $1 million, in our Consolidated Balance Sheet as of March 31, 2016.
The amount of Atlas Paper’s sales and net loss included in our Consolidated Statement of Operations for the three months ended March 31, 2016, was $23 million and $2 million, respectively.
The following unaudited pro forma information for the three months ended March 31, 2015 represents our results of operations as if the acquisition of Atlas Paper had occurred on January 1, 2015. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

(Unaudited, in millions except per share data)	Three Months Ended March 31, 2015
Sales	$944
Net loss attributable to Resolute Forest Products Inc.	(31)
Basic net loss per share attributable to Resolute Forest Products Inc.	(0.33)
Diluted net loss per share attributable to Resolute Forest Products Inc.	(0.33)
Note 3. Closure Costs, Impairment and Other Related Charges

On May 5, 2016, we announced the permanent closure of a newsprint machine at our Augusta, Georgia paper mill. For additional information, see Note 14, “Subsequent Event.”
Closure costs, impairment and other related charges for the three months ended March 31, 2015, were comprised of the following:

(Unaudited, in millions)	Accelerated Depreciation	Severance and Other Costs	Total
Permanent closures:
Paper mill in Iroquois Falls, Ontario	$—	$4	$4
Paper machine in Clermont, Quebec	2	—	2
Total	$2	$4	$6
Note 4. Other Income, Net
Other income, net for the three months ended March 31, 2016 and 2015, was comprised of the following:

(Unaudited, in millions)	2016	2015
Foreign exchange gain	$6	$2
Gain on disposition of equity method investment (1)	5	—
Miscellaneous income	2	3
	$13	$5

(1)
On February 1, 2016, we sold for total consideration of $5 million our interest in Produits Forestiers Petit-Paris Inc., an unconsolidated entity located in Saint-Ludger-de-Milot, Quebec, in which we had a 50% interest, resulting in a gain on disposition of $5 million.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the three months ended March 31, 2016, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2015	$84	$(667)	$(4)	$(587)
Amounts reclassified from accumulated other comprehensive loss (1)	(4)	9	—	5
Balance as of March 31, 2016	$80	$(658)	$(4)	$(582)

(1)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2016, were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(4)	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	—	Income tax provision
	$(4)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$12	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	(3)	Income tax provision
	$9	Net of tax
Total Reclassifications	$5	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and other postretirement benefit (“OPEB”) plans summarized in Note 9, “Employee Benefit Plans.”
Note 6. Net Loss Per Share
The weighted-average number of stock options and equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) outstanding for the three months ended March 31, 2016 and 2015, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions)	2016	2015
Stock options	1.5	1.6
Stock unit awards	2.5	1.2
These stock options and stock unit awards were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive for all periods presented.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 7. Inventories, Net
Inventories, net as of March 31, 2016 and December 31, 2015, were comprised of the following:

(Unaudited, in millions)	March 31, 2016	December 31, 2015
Raw materials and work in process	$169	$152
Finished goods	177	179
Mill stores and other supplies	216	210
	$562	$541
Note 8. Long-Term Debt
Overview
Long-term debt, including current portion, as of March 31, 2016 and December 31, 2015, was comprised of the following:

(Unaudited, in millions)	March 31, 2016	December 31, 2015
5.875% senior notes due 2023:
Principal amount	$600	$600
Deferred financing costs	(7)	(7)
Unamortized discount	(4)	(4)
Total senior notes due 2023	589	589
Borrowings under revolving credit facility	20	—
Capital lease obligation	2	2
Total debt	611	591
Less: Current portion of long-term debt	(1)	(1)
Long-term debt, net of current portion	$610	$590
2023 Notes
We issued $600 million in aggregate principal amount of 5.875% senior notes due 2023 (the “2023 Notes”) on May 8, 2013. Upon their issuance, the notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that is being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes, resulting in an effective interest rate of 6%. Interest on the notes is payable semi-annually on May 15 and November 15, until their maturity date of May 15, 2023. In connection with the issuance of the notes, we incurred financing costs of approximately $9 million, which were deferred and recorded as a reduction of the notes. These deferred financing costs are being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes. The fair value of the 2023 Notes was $412 million and $440 million as of March 31, 2016 and December 31, 2015, respectively, and was determined by reference to over-the-counter prices (Level 1).
ABL Credit Facility
Our senior secured asset-based revolving credit facility (the “ABL Credit Facility”) has a maturity date of May 22, 2020 and provides an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. As of March 31, 2016, we had $406 million of availability under the ABL Credit Facility, net of $20 million of borrowings and $34 million of ordinary course letters of credit outstanding.
Capital lease obligation
We have a capital lease obligation for a warehouse, which can be renewed for 20 years at our option. Minimum payments are determined by an escalatory price clause.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 9. Employee Benefit Plans
Pension and OPEB plans
The components of net periodic benefit cost relating to our pension and OPEB plans for the three months ended March 31, 2016 and 2015, were as follows:
Pension Plans:

	Three Months Ended March 31,
(Unaudited, in millions)	2016	2015
Service cost	$5	$6
Interest cost	52	58
Expected return on plan assets	(60)	(67)
Amortization of actuarial losses	13	22
Amortization of prior service credits	—	(1)
	$10	$18
OPEB Plans:

	Three Months Ended March 31,
(Unaudited, in millions)	2016	2015
Interest cost	2	2
Amortization of actuarial gains	(1)	(1)
Amortization of prior service credits	(4)	(4)
	$(3)	$(3)
Defined contribution plans
Our expense for the defined contribution plans totaled $5 million and $6 million for the three months ended March 31, 2016 and 2015, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 10. Income Taxes
The income tax provision attributable to income (loss) before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35% for the three months ended March 31, 2016 and 2015, as a result of the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2016	2015
Income (loss) before income taxes	$3	$(22)
Income tax provision:
Expected income tax (provision) benefit	(1)	8
Changes resulting from:
Valuation allowance (1)	(18)	(19)
Foreign exchange	3	(5)
State income taxes and foreign tax rate differences	6	3
Other, net	—	3
	$(10)	$(10)

(1)
We recorded a valuation allowance of $18 million and $19 million for the three months ended March 31, 2016 and 2015, respectively, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets.

Deferred tax charge
As a result of a gain on an intercompany asset transfer in connection with an operating company realignment in 2015, a $37 million income tax provision was deferred and recorded in “Other assets” in our Consolidated Balance Sheet as of March 31, 2016. This deferred tax charge is amortized, as the underlying assets are consumed or sold to an unrelated party, in “Income tax provision” in our Consolidated Statements of Operations.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 11. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial disputes, taxes, environmental issues, activists’ damages, employment and workers’ compensation claims, Aboriginal claims and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of March 31, 2016, will not have a material adverse effect on our Consolidated Financial Statements.
Effective January 1, 2015, we modified our U.S. OPEB plan so that unionized participants, upon reaching Medicare eligibility, are provided Medicare coverage via a Medicare Exchange program rather than via a Company-sponsored medical plan. On March 2, 2016, a proposed class action lawsuit (Reynolds, et al v. Resolute Forest Products Inc., Resolute FP US Inc., Resolute FP US Health and Resolute Welfare Benefit Plan) was filed in the United States District Court for the Eastern District of Tennessee on behalf of certain Medicare-eligible retirees who were previously unionized employees of our Calhoun, Tennessee; Catawba, South Carolina; and Coosa Pines, Alabama mills, and their spouses and dependents. The plaintiffs allege that the modifications described above breach the collective bargaining agreements and plan covering the members of the proposed class in the lawsuit. Plaintiffs seek reinstatement of the health care benefits as in effect before January 1, 2015, for the proposed class in the lawsuit. The Company disputes the allegations in the complaint and intends to defend the action. The proposed class action lawsuit is at a preliminary stage and no class has been certified; accordingly, we are not presently able to determine the ultimate resolution of this matter or to reasonably estimate the potential impact on our Consolidated Financial Statements.
On February 26, 2015, a countervailing duty petition was filed with the U.S. Department of Commerce (“Commerce”) and the U.S. International Trade Commission (“Trade Commission”) by certain U.S. supercalendered (“SC”) paper producers requesting the U.S. government to impose countervailing duties on Canadian-origin SC paper exported to the U.S. market. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of SC paper to the U.S. and was selected as a mandatory respondent to be individually investigated by Commerce. On August 3, 2015, Commerce assigned a preliminary subsidy rate of 2.04% to our SC paper produced at our Canadian mills. On October 15, 2015, Commerce issued a final determination and increased the subsidy rate applicable to our Canadian-produced SC paper to 17.87%. In December 2015, the Trade Commission ruled that exports of SC paper from Canada to the U.S. have caused or threatened to cause material injury to the U.S. SC paper industry and Commerce issued its final order on the basis of the 17.87% rate. As a result, since October 20, 2015, we have been required to make cash deposits at the 17.87% subsidy rate for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. We will be required to continue making cash deposits at that rate until Commerce sets a countervailing duty rate in an administrative review, which may not be finalized until December of 2017, or possibly later. Based on our current operating parameters, the cash deposits could be as high as $25 million per year. To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency will be converted into actual countervailing duties. We are not presently able to determine the ultimate resolution of this matter, but we believe it is not probable that we will be assessed with significant countervailing duties. Accordingly, no contingent loss was recorded in respect of this petition in our Consolidated Statement of Operations for the three months ended March 31, 2016.
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (“Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($11 million, based on the exchange rate in effect on March 31, 2016) for the eventual payment of those claims. The hearing in this matter is expected to begin in 2019.
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the Canadian court with jurisdiction in the creditor protection proceedings from which AbitibiBowater Inc. (our predecessor entity) and all but one of its affiliates emerged in 2010 (the “Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the Creditor Protection Proceedings. These plans are subject to the funding relief regulations described in Note 13, “Pension and Other Postretirement Benefit Plans - Canadian pension funding,” to our consolidated financial statements for the year ended December 31, 2015, and we contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the plan of reorganization and the terms of our emergence from the Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($115 million, based on the exchange rate in effect on March 31, 2016), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.
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
We have recorded $10 million and $12 million of environmental liabilities as of March 31, 2016 and December 31, 2015, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We have also recorded $22 million and $23 million of asset retirement obligations as of March 31, 2016 and December 31, 2015, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
Other matters
On October 30, 2014, we received a notice from the Ministry of Natural Resources and Forestry of Ontario (the “MNRF”) directing us to repay a conditional incentive of Cdn $23 million ($18 million, based on the exchange rate in effect on March 31, 2016) offered in 2007 toward the construction of an electricity-producing turbine, should we fail to restart our Fort Frances pulp and paper mill or otherwise implement an alternative remedy that is acceptable to the MNRF. Several extensions to implement an alternative remedy have been granted to us by the MNRF, with the latest remedy date being May 31, 2016. We announced the permanent closure of the mill in the second quarter of 2014 and have been exploring a number of opportunities for the mill. We are not presently able to determine the outcome of this process, but we currently believe that we could reach an acceptable outcome for the MNRF. Accordingly, we have recorded no contingent liability in respect of this notice in our Consolidated Balance Sheet as of March 31, 2016.

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
Prior period amounts have been reclassified to conform to the 2016 presentation. For more information see Note 19, “Segment Information,” to our Consolidated Financial Statements for the year ended December 31, 2015.
Information about certain segment data for the three months ended March 31, 2016 and 2015, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue	Wood Products (2)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
First three months
2016	$211	$23	$119	$257	$267	$877	$—	$877
2015	218	—	139	291	272	920	—	920
Depreciation and amortization (3)
First three months
2016	$7	$2	$7	$20	$13	$49	$3	$52
2015	14	—	8	16	17	55	2	57
Operating income (loss)
First three months
2016	$20	$(2)	$(4)	$(5)	$7	$16	$(16)	$—
2015	11	—	5	(3)	5	18	(33)	(15)

(1)	Market pulp sales excluded inter-segment sales of $5 million and $3 million for the three months ended March 31, 2016 and 2015, respectively, which are transacted at cost.

(2)	Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $5 million and $4 million for the three months ended March 31, 2016 and 2015, respectively.
(3)As discussed in Note 1, “Organization and Basis of Presentation,” we changed our estimate of the useful lives of certain of our machinery and equipment to reflect a net increase of estimated periods during which these assets will remain in service. The effect of this change in estimate was to (decrease) increase “Depreciation and amortization” by reportable segment for the three months ended March 31, 2016 as follows:

(Unaudited, in millions)	Market Pulp	Tissue	Wood Products	Newsprint	Specialty Papers	Total
First three months 2016	$(6)	$—	$(3)	$6	$—	$(3)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 13. Condensed Consolidating Financial Information
The following information is presented in accordance with Rule 3-10 of Regulation S-X and the public information requirements of Rule 144 promulgated pursuant to the Securities Act of 1933 in connection with Resolute Forest Products Inc.’s 2023 Notes that are fully and unconditionally guaranteed, on a joint and several basis, by all of our 100% owned material U.S. subsidiaries (the “Guarantor Subsidiaries”). The 2023 Notes are not guaranteed by our foreign subsidiaries (the “Non-guarantor Subsidiaries”).
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2016 and 2015, the Balance Sheets as of March 31, 2016 and December 31, 2015, and the Statements of Cash Flows for the three months ended March 31, 2016 and 2015 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended March 31, 2016
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$741	$516	$(380)	$877
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	705	353	(381)	677
Depreciation and amortization	—	22	30	—	52
Distribution costs	—	43	69	—	112
Selling, general and administrative expenses	5	16	17	—	38
Net gain on disposition of assets	—	—	(2)	—	(2)
Operating (loss) income	(5)	(45)	49	1	—
Interest expense	(18)	—	(4)	12	(10)
Other income, net	—	19	6	(12)	13
Equity in income (loss) of subsidiaries	15	(13)	—	(2)	—
(Loss) income before income taxes	(8)	(39)	51	(1)	3
Income tax provision	—	—	(10)	—	(10)
Net (loss) income including noncontrolling interests	(8)	(39)	41	(1)	(7)
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net (loss) income attributable to Resolute Forest Products Inc.	$(8)	$(39)	$40	$(1)	$(8)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(3)	$(42)	$48	$(6)	$(3)

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2016
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10	$27	$—	$37
Accounts receivable, net	—	326	146	—	472
Accounts receivable from affiliates	—	424	308	(732)	—
Inventories, net	—	256	311	(5)	562
Note, advance and interest receivable from parent	—	369	—	(369)	—
Notes and interest receivable from affiliates	—	47	—	(47)	—
Other current assets	—	22	28	—	50
Total current assets	—	1,454	820	(1,153)	1,121
Fixed assets, net	—	648	1,163	—	1,811
Amortizable intangible assets, net	—	44	58	—	102
Goodwill	—	60	—	—	60
Deferred income tax assets	—	—	1,031	1	1,032
Note receivable from parent	—	414	—	(414)	—
Note receivable from affiliate	—	112	—	(112)	—
Investments in consolidated subsidiaries and affiliates	4,087	2,034	—	(6,121)	—
Other assets	—	52	111	—	163
Total assets	$4,087	$4,818	$3,183	$(7,799)	$4,289
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$13	$207	$244	$—	$464
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	435	297	—	(732)	—
Note, advance and interest payable to subsidiaries	369	—	—	(369)	—
Notes and interest payable to affiliate	—	—	47	(47)	—
Total current liabilities	817	505	291	(1,148)	465
Long-term debt, net of current portion	589	21	—	—	610
Note payable to subsidiary	414	—	—	(414)	—
Note payable to affiliate	—	—	112	(112)	—
Pension and other postretirement benefit obligations	—	349	862	—	1,211
Deferred income tax liabilities	—	—	2	—	2
Other liabilities	—	23	32	—	55
Total liabilities	1,820	898	1,299	(1,674)	2,343
Total equity	2,267	3,920	1,884	(6,125)	1,946
Total liabilities and equity	$4,087	$4,818	$3,183	$(7,799)	$4,289

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2016
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$17	$(11)	$—	$6
Cash flows from investing activities:
Cash invested in fixed assets	—	(31)	(16)	—	(47)
Disposition of assets	—	—	5	—	5
Increase in countervailing duties cash deposits	—	(6)	—	—	(6)
Increase of notes receivable from affiliate	—	(3)	—	3	—
Net cash used in investing activities	—	(40)	(11)	3	(48)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	20	—	—	20
Increase of notes payable to affiliate	—	—	3	(3)	—
Net cash provided by financing activities	—	20	3	(3)	20
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Net decrease in cash and cash equivalents	—	(3)	(18)	—	(21)
Cash and cash equivalents:
Beginning of period	—	13	45	—	58
End of period	$—	$10	$27	$—	$37

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2015
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$34	$(5)	$—	$29
Cash flows from investing activities:
Cash invested in fixed assets	—	(14)	(26)	—	(40)
Net cash used in investing activities	—	(14)	(26)	—	(40)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	—	20	(33)	—	(13)
Cash and cash equivalents:
Beginning of period	—	257	80	—	337
End of period	$—	$277	$47	$—	$324

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 14. Subsequent Event
The following significant event occurred subsequent to March 31, 2016:

•
On May 5, 2016, we announced the permanent closure of a newsprint machine at our Augusta paper mill, which will result in a net charge of approximately $20 million, including accelerated depreciation of $30 million, offset in part by an OPEB plan curtailment gain of $15 million, and will be recorded in “Closure costs, impairment and other related charges” in our Consolidated Statement of Operations in the second and third quarters of 2016.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF THIRD-PARTY DATA
Statements in this quarterly report on Form 10-Q that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts and initiatives to reduce costs and increase revenues and profitability; business and operating outlook; future pension funding obligations; assessment of market conditions; growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; the expected benefits of our acquisition of Atlas Paper Holdings, Inc. and its subsidiaries (“Atlas Paper”); and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this quarterly report on Form 10-Q include, but are not limited to, the impact of: developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; any additional closure costs and long-lived asset or goodwill impairment or accelerated depreciation charges; currency fluctuations; global economic conditions; intense competition in the forest products industry; negative publicity, even if unjustified; the highly cyclical nature of the forest products industry; contributions to our Canadian pension plans at levels higher than expected; the terms of our outstanding indebtedness, which could restrict our current and future operations; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate our businesses and the businesses of Atlas Paper or that such integration may be more difficult, time-consuming or costly than expected or expected benefits from the acquisition may not be fully realized or realized within the expected time frame; future acquisitions, divestitures or other strategic transactions or projects we may pursue; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; future regulation of our Canadian softwood lumber exports to the United States; countervailing duties, cash deposit requirements or other trade remedies, which could require us to set aside or pay a substantial amount of cash and impact the competitive position of the affected operations; any difficulties in obtaining wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; any labor disputes; changes in political or economic conditions in Canada, the United States or other countries in which our products are manufactured or sold; physical and financial risks associated with climate change; any additional environmental or health and safety liabilities; disruptions to our supply chain, operations or the delivery of our products; losses that are not covered by insurance; the actions of holders of a significant percentage of our common stock; extreme weather conditions or natural or man-made disasters; cyber security risks; and the potential risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission, or the “SEC”, on February 29, 2016 (the “2015 Annual Report”).
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

OVERVIEW
Resolute Forest Products is a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in close to 80 countries. The company owns or operates over 40 pulp, paper, tissue and wood products facilities in the United States, Canada and South Korea, as well as power generation assets in Canada and the United States. We’re the biggest Canadian producer of wood products east of the Rockies and one of the most significant pulp producers in North America. By capacity, we are the number one producer of newsprint in the world and the largest producer of uncoated mechanical papers in North America. We are also an emerging tissue producer.
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

Our Business
For information relating to our business, including our products, strategy, sustainable performance and development, and power generation assets, refer to our 2015 Annual Report.
First Quarter Overview
Prior period amounts have been reclassified to conform to the 2016 presentation. For more information see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – 2015 Overview,” in our 2015 Annual Report.
Three months ended March 31, 2016 vs. March 31, 2015
Excluding special items, we generated operating income of $7 million in the quarter, unchanged from operating income of $7 million in the first quarter of 2015. Unadjusted for special items, operating income was nil, compared to an operating loss of $15 million in the year-ago period. Special items are described below.
Our net loss in the quarter, excluding special items, was $18 million, or $0.20 per share, essentially unchanged from net loss, excluding special items, of $19 million, or $0.20 per share, in the year-ago period. Unadjusted for special items, our net loss in the quarter was $8 million, or $0.09 per share, compared to $33 million, or $0.35 per share, in the year-ago period.

Three Months Ended March 31, 2016	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$—	$(8)	$(0.09)
Adjustments for special items:
Foreign exchange translation gain	—	(6)	(0.07)
Start-up costs	3	3	0.03
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and OPEB costs	6	6	0.07
Other income, net	—	(7)	(0.08)
Income tax effect of special items	—	(4)	(0.04)
GAAP, as adjusted for special items (1)	$7	$(18)	$(0.20)

Three Months Ended March 31, 2015	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(15)	$(33)	$(0.35)
Adjustments for special items:
Foreign exchange translation gain	—	(2)	(0.02)
Closure costs, impairment and other related charges	6	6	0.06
Inventory write-downs related to closures	1	1	0.01
Start-up costs	1	1	0.01
Non-operating pension and OPEB costs	14	14	0.15
Other income, net	—	(3)	(0.03)
Income tax effect of special items	—	(3)	(0.03)
GAAP, as adjusted for special items (1)	$7	$(19)	$(0.20)

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under generally accepted accounting principles, or “GAAP.” We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our Consolidated Statements of Operations, adjusted for items such as closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, non-operating pension and other postretirement benefit (or “OPEB”) costs and credits, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income (loss), in addition to foreign exchange translation gains and losses, other income (expense), net, and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

RESULTS OF OPERATIONS
Consolidated Results
Selected Financial Information

	Three Months Ended March 31,
(Unaudited, in millions, except per share amounts and percentages)	2016	2015
Sales	$877	$920
Operating income (loss) per segment:
Market pulp	20	11
Tissue	(2)	—
Wood products	(4)	5
Newsprint	(5)	(3)
Specialty papers	7	5
Segment total	16	18
Corporate and other	(16)	(33)
Operating loss	—	(15)
Net loss	(8)	(33)
Net loss per common share:
Basic	$(0.09)	$(0.35)
Diluted	(0.09)	(0.35)
Adjusted EBITDA (1)	$59	$64
Adjusted EBITDA margin (1)	6.7%	7.0%

	As of March 31,	As of December 31,
(Unaudited, in millions)	2016	2015
Cash and cash equivalents	$37	$58
Total assets	4,289	4,220

(1)
Earnings before interest expense, income taxes, and depreciation and amortization, or “EBITDA”, adjusted EBITDA and adjusted EBITDA margin are not financial measures recognized under GAAP. EBITDA is calculated as net income (loss) including noncontrolling interests from the Consolidated Statements of Operations, adjusted for interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as foreign exchange translation gains and losses, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, non-operating pension and OPEB costs and credits, and other charges or credits. Adjusted EBITDA margin is adjusted EBITDA expressed as a percentage of sales. We believe that using non-GAAP measures such as EBITDA, adjusted EBITDA and adjusted EBITDA margin is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our operations and financial performance from period to period. EBITDA, adjusted EBITDA and adjusted EBITDA margin are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

	Three Months Ended March 31,
(Unaudited, in millions)	2016	2015
Net loss including noncontrolling interests	$(7)	$(32)
Interest expense	10	12
Income tax provision	10	10
Depreciation and amortization	52	57
EBITDA	$65	$47
Foreign exchange translation gain	(6)	(2)
Closure costs, impairment and other related charges	—	6
Inventory write-downs related to closures	—	1
Start-up costs	3	1
Net gain on disposition of assets	(2)	—
Non-operating pension and OPEB costs	6	14
Other income, net	(7)	(3)
Adjusted EBITDA	$59	$64
Three months ended March 31, 2016 vs. March 31, 2015
Operating loss variance analysis
On November 16, 2015 (or the “acquisition date”), we acquired Atlas Paper, a manufacturer of a range of tissue products. We began consolidating the results of operations of Atlas Paper in our Consolidated Financial Statements as of the acquisition date. During the first quarter of 2016, the tissue segment generated sales of $23 million and incurred an operating loss of $2 million.
Sales
Notwithstanding Atlas Paper sales of $23 million, sales were $43 million, or 5%, lower than in the year-ago period, to $877 million. Sales volume increased by $15 million because of higher shipments in market pulp and specialty papers, up by 7% and 3%, respectively, partially offset by lower shipments in newsprint, down 3% . However, pricing had an unfavorable impact of $81 million, including the effect of currency of $4 million, reflecting a 13% drop in the average transaction price for wood products, 10% for market pulp, 9% for newsprint and 5% for specialty papers.

Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, were $41 million lower in the period. After removing the effects of the weaker Canadian dollar of $41 million, given that a significant portion of our production capacity is based in Canada, the higher overall volume, and the COS related to newly acquired Atlas Paper, manufacturing costs improved by $27 million, reflecting:

•	lower steam costs ($10 million), mainly due to lower natural gas prices;

•	lower defined benefit pension and OPEB plans costs ($9 million), mostly due to lower amortization of actuarial losses, as a result of the lower balance sheet net pension and OPEB liability in 2015;

•
lower power costs ($6 million), mostly price-related, including a benefit from the reduced power rates on Quebec’s north shore to compensate for the higher cost related to processing spruce budworm infested wood;

•	lower recycled paper costs ($4 million); and

•	higher contribution from cogeneration facilities ($2 million);
partially offset by higher maintenance costs ($3 million).
Distribution costs
After removing the effects of higher volume, the weaker Canadian dollar and the distribution costs related to Atlas Paper, distribution costs were unchanged. The favorable effect of lower fuel surcharges was almost all offset by the impact of an increase in average length of haul and higher freight rates.
Depreciation and amortization
Depreciation and amortization was $5 million lower in the period, largely reflecting lower depreciation due to the reduced carrying value of our Catawba, South Carolina paper assets after the $176 million impairment charge taken in the fourth quarter of 2015, and the change in estimate of the useful lives of certain of our machinery and equipment to reflect a net increase of estimated periods during which these assets will remain in service, partially offset by depreciation and amortization related to new and upgraded sawmills in Ontario.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “- Segment Earnings - Corporate and Other” below.
Net loss variance analysis
Other income, net
We recorded other income, net, of $13 million in the first quarter of 2016, compared to other income, net, of $5 million in the year-ago period. This reflects, in the current period, mostly a non-cash foreign exchange gain of $6 million on the translation of Canadian dollar net monetary balances and a $5 million gain on the disposition of our 50% interest in Produits Forestiers Petit‑Paris Inc., compared to mainly a non-cash foreign exchange gain of $2 million in the year-ago period.
Income taxes
We recorded an income tax provision of $10 million in the period, on income before income taxes of $3 million, compared to an expected income tax provision of $1 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects an $18 million valuation allowance related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, offset in part by foreign exchange related items and state and foreign tax rate differences.
In the first quarter of 2015, we recorded an income tax provision of $10 million, on a loss before income taxes of $22 million, compared to an expected income tax benefit of $8 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects mainly a $19 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, and foreign exchange related items, offset in part by state and foreign tax rate differences.

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
We allocate depreciation and amortization, and selling, general and administrative expenses to the segments, with the exception of certain other discretionary charges and credits, which we present under “corporate and other.”
MARKET PULP
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2016	2015
Sales	$211	$218
Operating income (1)	20	11
EBITDA (2)	27	25
(In thousands of metric tons)
Shipments	352	328
Downtime	12	26

	March 31,
(Unaudited, in thousands of metric tons)	2016	2015
Finished goods inventory	94	102

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2016	2015
Net income including noncontrolling interests	$20	$11
Depreciation and amortization	7	14
EBITDA	27	25

Industry trends
World demand for chemical pulp grew by 3% in the quarter compared to the same period of 2015, including a reduction of 2% in North America, an increase of 10% in China, a decline of 7% in Latin America and flat in Western Europe. World capacity grew by about 4% in that time, mostly reflecting the significant expansion of Latin American hardwood capacity.
World demand for softwood was up by around 4% in the quarter. This reflects a 2% increase in shipments to North America and a 13% increase in shipments to China, partially offset by a 2% decrease to Western Europe. In the same period, demand for hardwood was up by about 1%, with shipments to China up by 7% and Western Europe by 1%, but down by 7% to North America. All of the 100,000 metric tons growth in hardwood demand was in eucalyptus grades, which represented more than 70% of global hardwood pulp demand in the quarter.

Three months ended March 31, 2016 vs. March 31, 2015
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

11
16
(23)
(8)
10
7
(1)
7
1
20
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'15 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'16 OPERATING INCOME

Sales
Sales were $7 million lower, or 3%, to $211 million in the first quarter of the year. The average transaction price dropped by $65 per metric ton as a result of lower market prices across all grades, mostly in softwood, due to softer market conditions in North America. Shipments, however, were 24,000 metric tons higher.
We recorded 12,000 metric tons of downtime in the first quarter of 2016, compared to 26,000 metric tons in the year-ago period. The 2015 period included 10,000 metric tons of downtime as a result of a production slowback at our recycled bleached kraft mills.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $9 million in the period. Manufacturing costs improved by $10 million after adjusting for the effect of higher volume and the favorable effect of the weaker Canadian dollar, reflecting:

•	lower recycled paper costs ($4 million);

•	lower steam costs ($3 million), mainly due to lower natural gas prices; and

•	favorable chemical usage ($2 million);
offset in part by higher maintenance costs ($2 million).
Depreciation and amortization
The lower depreciation and amortization is due to the change in estimate of the useful lives of certain of our machinery and equipment to reflect the increased estimated periods during which these assets will remain in service.

TISSUE
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2016	2015
Sales	$23	$—
Operating loss (1)	(2)	—
EBITDA (2)	—	—
(In thousands of short tons)
Shipments	15	—
Downtime	—	—

	March 31,
(Unaudited, in thousands of short tons)	2016	2015
Finished goods inventory	5	—

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2016	2015
Net loss including noncontrolling interests	$(2)	$—
Depreciation and amortization	2	—
EBITDA	—	—
On November 16, 2015, we acquired Atlas Paper, a manufacturer of a range of tissue products for the away-from-home and private-label at-home markets, including virgin and recycled products, covering economy, value and premium grades and operating two tissue mills and a recycling facility in Florida. We began consolidating the results of operations of Atlas Paper in our Consolidated Financial Statements as of November 16, 2015.

Industry trends
In the first quarter, total tissue consumption in the U.S. grew by 2.7% against the same period last year. U.S. converted tissue products shipments were up 2.1% in the quarter compared to the year-ago period, led by away-from home shipments, which grew 3%, while at-home shipments increased by 1.7%. U.S. parent roll production in the quarter showed only a marginal growth of 0.9% from the previous year, while new capacity increased tissue capacity by 2.5%, contributing to a 93% average industry operating rate, 1.5% lower than the year-ago period.
Three months ended March 31, 2016
Operating loss analysis
During the first quarter of 2016, the tissue segment incurred an operating loss of $2 million. The average transaction price was $1,489 per short ton; sales were $23 million on shipments of 15,000 short tons (14,000 metric tons). The COS were unfavorably impacted in large part by integration-related costs, unfavorable material usage and higher reliability-related maintenance. During the quarter, we completed the integration of virgin pulp supply with our U.S. pulp network.

WOOD PRODUCTS
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2016	2015
Sales	$119	$139
Operating (loss) income (1)	(4)	5
EBITDA (2)	3	13
(In millions of board feet)
Shipments (3)	390	393
Downtime	75	4

	March 31,
(Unaudited, in millions of board feet)	2016	2015
Finished goods inventory (3)	126	133

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended March 31,
(Unaudited, in millions)	2016	2015
Net (loss) income including noncontrolling interests	$(4)	$5
Depreciation and amortization	7	8
EBITDA	3	13
Industry trends
Average U.S. housing starts were 1.1 million on a seasonally-adjusted basis in the first quarter, up by 16% from the same period last year.

Three months ended March 31, 2016 vs. March 31, 2015
Operating (loss) income variance analysis

WOOD PRODUCTS
(unaudited, in $ millions)

5
(1)
(19)
1
(7)
15
1
1
(4)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'15 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'16 OPERATING LOSS

Sales
Sales were $20 million lower, or 14%, to $119 million in the first quarter of the year, reflecting a $47 per thousand board feet drop in average transaction price, or 13%, due to the erosion in market prices since the second quarter of 2015. Shipments were essentially unchanged, down by 3 million board feet. This reflects additional downtime of 71 million board feet in the quarter compared to the year-ago period, mostly as a result of market conditions, in particular unfavorable pricing of eight-foot stud grades, largely offset by shipments from our new sawmills in Northern Ontario and improved productivity for certain sawmills in Quebec.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effect of lower volume and the favorable effect of the weaker Canadian dollar, manufacturing costs increased by $7 million, reflecting:

•	higher wood, maintenance, labor and other costs ($4 million); and

•	lower internal wood chip selling prices ($2 million).
Depreciation and amortization
The lower depreciation and amortization is due to the change in estimate of the useful lives of certain of our machinery and equipment to reflect the increased estimated periods during which these assets will remain in service, largely offset by depreciation and amortization related to new and upgraded sawmills in Ontario.

NEWSPRINT
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2016	2015
Sales	$257	$291
Operating loss (1)	(5)	(3)
EBITDA (2)	15	13
(In thousands of metric tons)
Shipments	519	534
Downtime	13	21

	March 31,
(Unaudited, in thousands of metric tons)	2016	2015
Finished goods inventory	104	105

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2016	2015
Net loss including noncontrolling interests	$(5)	$(3)
Depreciation and amortization	20	16
EBITDA	15	13
Industry trends
North American demand for newsprint fell by 5% in the quarter. Global demand was down by 5%, representing a significant improvement from the 12% decline observed in the year-ago period. The combination of these factors and the reduction of West Coast capacity in the fourth quarter of 2015 resulted in a shipment-to-capacity ratio of 92% for the quarter.

Three months ended March 31, 2016 vs. March 31, 2015
Operating loss variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(3)
(8)
(23)
(3)
5
16
12
1
1
(4)
1
(5)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'15 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'16 OPERATING LOSS

Sales
Newsprint sales dropped by $34 million, or 12%, to $257 million in the quarter, reflecting both a $50 per metric ton drop in average transaction price, including the unfavorable effect of the weaker Canadian dollar on sales denominated in that currency, and a 15,000 metric ton decrease in shipments. On May 5, 2016, we announced the permanent closure of a newsprint machine at our Augusta, Georgia paper mill, which will result in the reduction of approximately 190,000 metric tons of production capacity. This decision was motivated by the ongoing structural challenges in the newsprint market and was necessary to avoid costly rotating downtime.
Compared to the first quarter of 2015, our domestic and international shipments fell by 3% and 2%, respectively. Accordingly, our domestic shipments represented 60% of total newsprint shipments in the period.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $33 million lower in the period, reflecting the effect of lower volume, the weaker Canadian dollar and a $16 million improvement in manufacturing costs, due to:

•	lower power costs ($7 million), including a benefit from the reduced power rates on Quebec’s north shore to compensate for the higher cost related to processing spruce budworm infested wood;

•	lower steam costs ($4 million), mainly due to lower natural gas prices; and

•	higher contribution from our cogeneration facility in Thunder Bay, Ontario ($2 million).
Depreciation and amortization
The higher depreciation and amortization is due to the change in estimate of the useful lives of certain of our machinery and equipment to reflect the decreased estimated periods during which these assets will remain in service.

SPECIALTY PAPERS
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2016	2015
Sales	$267	$272
Operating income (1)	7	5
EBITDA (2)	20	22
(In thousands of short tons)
Shipments	393	382
Downtime	2	10

	March 31,
(Unaudited, in thousands of short tons)	2016	2015
Finished goods inventory	78	92

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2016	2015
Net income including noncontrolling interests	$7	$5
Depreciation and amortization	13	17
EBITDA	20	22
Industry trends
Demand for uncoated mechanical papers in the first quarter was down by 4% in North America. Supercalendered, or “SC”, papers were down by 8%, while standard paper grades were up by 1%. Industry production in the quarter was down by 8%, keeping operating rates at around 88%.

North American coated mechanical demand was down by 9% in the first quarter compared to the 18% decline in the fourth quarter of 2015. Production was also down significantly, by 110,000 short tons (100,000 metric tons), which represents a reduction of 16%. Consequently, operating rates in North America rose to 95% for the quarter.
Three months ended March 31, 2016 vs. March 31, 2015
Operating income variance analysis

SPECIALTY PAPERS
(unaudited, in $ millions)

5
8
(12)
(1)
(5)
(2)
7
(1)
2
4
2
7
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'15 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'16 OPERATING INCOME

Sales
Specialty paper sales decreased by $5 million, or 2%, to $267 million in the quarter, reflecting a $32 per short ton drop in average transaction price, or 5%, mainly in coated and SC grades. Shipments, however, increased by 11,000 short tons (10,000 metric tons), mostly in our white paper grades.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were largely unchanged in the period. After removing the effects of the weaker Canadian dollar and higher volume, our manufacturing costs increased by $2 million, reflecting primarily higher chemical costs.

Depreciation and amortization
The lower depreciation and amortization reflects the reduced carrying value of our Catawba paper assets after the $176 million impairment charge taken in the fourth quarter of 2015.
CORPORATE AND OTHER
Highlights

	Three Months Ended March 31,
(Unaudited, in millions)	2016	2015
Cost of sales, excluding depreciation, amortization and distribution costs	$(7)	$(17)
Depreciation and amortization	(3)	(2)
Selling, general and administrative expenses	(8)	(8)
Closure costs, impairment and other related charges	—	(6)
Net gain on disposition of assets	2	—
Operating loss	$(16)	$(33)
Interest expense	(10)	(12)
Other income, net	13	5
Income tax provision	(10)	(10)
Net loss including noncontrolling interests	$(23)	$(50)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2016	2015
Net loss including noncontrolling interests	$(23)	$(50)
Interest expense	10	12
Income tax provision	10	10
Depreciation and amortization	3	2
EBITDA	$—	$(26)
Foreign exchange translation gain	(6)	(2)
Closure costs, impairment and other related charges	—	6
Inventory write-downs related to closures	—	1
Start-up costs	3	1
Net gain on disposition of assets	(2)	—
Non-operating pension and OPEB costs	6	14
Other income, net	(7)	(3)
Adjusted EBITDA	$(6)	$(9)

Three months ended March 31, 2016 vs. March 31, 2015
Cost of sales, excluding depreciation, amortization and distribution costs
We incurred COS of $7 million in the first quarter, including non-operating pension and OPEB costs of $5 million, and start-up costs with the continuous pulp digester project in Calhoun of $2 million.
This compares to COS of $17 million in the year-ago period, which included non-operating pension and OPEB costs ($14 million) as well as asset preservation costs for the permanently closed Fort Frances, Ontario and Laurentide, Quebec mills ($3 million).
Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of nil in the quarter, compared to $6 million in the year-ago period. Last year’s amount included $4 million of idling and cleaning costs at our permanently closed Iroquois Falls, Ontario mill and $2 million of accelerated depreciation for a paper machine permanently closed in Clermont, Quebec.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our asset-based revolving credit facility (or “ABL credit facility”) to fund our operations, make pension contributions, and finance our working capital and capital expenditures. In addition, from time to time we may use available cash to reduce debt. As of March 31, 2016, we had cash and cash equivalents of $37 million and availability of $406 million under our ABL credit facility.
In our view, we have sufficient financial resources available to finance our business plan, meet working capital requirements and maintain an appropriate level of capital spending.
Flow of Funds
Summary of cash flows

	Three Months Ended March 31,
(Unaudited, in millions)	2016	2015
Net cash provided by operating activities	$6	$29
Net cash used in investing activities	(48)	(40)
Cash provided by financing activities	20	—
Effect of exchange rate changes on cash and cash equivalents	1	(2)
Net decrease in cash and cash equivalents	$(21)	$(13)
Three months ended March 31, 2016 vs. March 31, 2015
Net cash provided by operating activities
We generated $6 million of cash from operating activities in the first quarter of 2016, compared to $29 million in the year-ago period. The decrease is mainly due to lower sales as a result of lower average transaction prices, net of cost reductions, and the timing of U.S. pension contributions.
Net cash used in investing activities
Cash used in investing activities, up $8 million against the year-ago period, consisted mostly of cash invested in fixed assets, which reflects investments in strategic projects such as: the tissue manufacturing and converting facility in Calhoun; and the implementation of our integrated business management software. The current period also included countervailing duties cash deposits of $6 million, offset by a consideration of $5 million received from the disposition of our 50% interest in Produits Forestiers Petit-Paris Inc.

Cash provided by financing activities
We borrowed $20 million under our ABL credit facility in the first quarter of 2016, to sustain the capital expenditures for our continued transformation strategy.
Countervailing duties cash deposit requirements
Since October 20, 2015, we have been required to make cash deposits at a subsidy rate of 17.87% for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. Based on our current operating parameters, the cash deposits could be as high as $25 million per year. For additional information, see Item 1A, “Risk Factors – We are subject to countervailing duty trade remedies on exports of our SC paper to the U.S., which could adversely affect our operations and cash flows,” of the 2015 Annual Report.

RESOLUTE FOREST PRODUCTS INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2015 Annual Report. There have been no material changes in our exposure to market risk as previously disclosed in our 2015 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of March 31, 2016. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
(b) Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information on our legal proceedings is presented under Part I, Item 3, “Legal Proceedings,” in our 2015 Annual Report. Except as otherwise provided hereafter, there have been no material changes to the legal proceedings described in the 2015 Annual Report.
Effective January 1, 2015, we modified our U.S. OPEB plan so that unionized participants, upon reaching Medicare eligibility, are provided Medicare coverage via a Medicare Exchange program rather than via a Company-sponsored medical plan. On March 2, 2016, a proposed class action lawsuit (Reynolds, et al v. Resolute Forest Products Inc., Resolute FP US Inc., Resolute FP US Health and Resolute Welfare Benefit Plan) was filed in the United States District Court for the Eastern District of Tennessee on behalf of certain Medicare-eligible retirees who were previously unionized employees of our Calhoun, Catawba and Coosa Pines, Alabama mills, and their spouses and dependents. The plaintiffs allege that the modifications described above breach the collective bargaining agreements and plan covering the members of the proposed class in the lawsuit. Plaintiffs seek reinstatement of the health care benefits as in effect before January 1, 2015, for the proposed class in the lawsuit. The Company disputes the allegations in the complaint and intends to defend the action. The proposed class action lawsuit is at a preliminary stage and no class has been certified; accordingly, we are not presently able to determine the ultimate resolution of this matter or to reasonably estimate the potential impact on our Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors” in our 2015 Annual Report, which could materially affect our business, financial condition or future results. The risks described in this report and in our 2015 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results. There have been no material changes to the risk factors previously disclosed in our 2015 Annual Report.

RESOLUTE FOREST PRODUCTS INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

†10.1*	2016 Resolute Forest Products Inc. Short-Term Incentive Plan.

†10.2*	2016 Resolute Forest Products Inc. Short-Term Incentive Plan - U.S.

†10.3*	Resolute Forest Products Equity Incentive Plan Form of Director Deferred Stock Unit Agreement.

†10.4*	Resolute Forest Products Equity Incentive Plan Form of Director Restricted Stock Unit Agreement.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.
†	This is a management contract or compensatory plan or arrangement.
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
Silvana Travaglini
Vice President and Chief Accounting Officer
Date: May 10, 2016

RESOLUTE FOREST PRODUCTS INC.

EXHIBIT INDEX

Exhibit No.	Description

†10.1*	2016 Resolute Forest Products Inc. Short-Term Incentive Plan.

†10.2*	2016 Resolute Forest Products Inc. Short-Term Incentive Plan - U.S.

†10.3*	Resolute Forest Products Equity Incentive Plan Form of Director Deferred Stock Unit Agreement.

†10.4*	Resolute Forest Products Equity Incentive Plan Form of Director Restricted Stock Unit Agreement.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.
†	This is a management contract or compensatory plan or arrangement.
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