Form 10-Q
period 2016-06-30
Resolute Forest Products Inc.
filed 2016-08-09
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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
Yes ☑    No ☐
As of July 29, 2016, there were 89,507,379 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$891	$926	$1,768	$1,846
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	668	692	1,345	1,410
Depreciation and amortization	54	60	106	117
Distribution costs	110	118	222	231
Selling, general and administrative expenses	40	40	78	81
Closure costs, impairment and other related charges	37	—	37	6
Net gain on disposition of assets	—	—	(2)	—
Operating (loss) income	(18)	16	(18)	1
Interest expense	(9)	(11)	(19)	(23)
Other income, net	—	1	13	6
(Loss) income before income taxes	(27)	6	(24)	(16)
Income tax provision	(13)	(10)	(23)	(20)
Net loss including noncontrolling interests	(40)	(4)	(47)	(36)
Net income attributable to noncontrolling interests	(2)	—	(3)	(1)
Net loss attributable to Resolute Forest Products Inc.	$(42)	$(4)	$(50)	$(37)
Net loss per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.47)	$(0.04)	$(0.56)	$(0.39)
Diluted	(0.47)	(0.04)	(0.56)	(0.39)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	89.8	94.1	89.8	94.5
Diluted	89.8	94.1	89.8	94.5
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss including noncontrolling interests	$(40)	$(4)	$(47)	$(36)
Other comprehensive income:
Unamortized prior service credits
Change in unamortized prior service credits	(4)	(3)	(8)	(8)
Income tax provision	—	—	—	—
Change in unamortized prior service credits, net of tax	(4)	(3)	(8)	(8)
Unamortized actuarial losses
Change in unamortized actuarial losses	12	19	24	40
Income tax provision	(3)	(4)	(6)	(9)
Change in unamortized actuarial losses, net of tax	9	15	18	31
Foreign currency translation	1	(1)	1	(2)
Other comprehensive income, net of tax	6	11	11	21
Comprehensive (loss) income including noncontrolling interests	(34)	7	(36)	(15)
Comprehensive income attributable to noncontrolling interests	(2)	—	(3)	(1)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(36)	$7	$(39)	$(16)
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amount)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$40	$58
Accounts receivable, net:
Trade	376	377
Other	75	92
Inventories, net	547	541
Other current assets	48	43
Total current assets	1,086	1,111
Fixed assets, net	1,801	1,810
Amortizable intangible assets, net	101	105
Goodwill	61	59
Deferred income tax assets	1,025	982
Other assets	171	153
Total assets	$4,245	$4,220

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$473	$436
Current portion of long-term debt	1	1
Total current liabilities	474	437
Long-term debt, net of current portion	610	590
Pension and other postretirement benefit obligations	1,188	1,186
Deferred income tax liabilities	2	2
Other liabilities	56	60
Total liabilities	2,330	2,275
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.5 shares issued and 89.5 shares outstanding as of June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	3,771	3,765
Deficit	(1,176)	(1,126)
Accumulated other comprehensive loss	(576)	(587)
Treasury stock at cost, 28.0 shares as of June 30, 2016 and December 31, 2015	(120)	(120)
Total Resolute Forest Products Inc. shareholders’ equity	1,899	1,932
Noncontrolling interests	16	13
Total equity	1,915	1,945
Total liabilities and equity	$4,245	$4,220
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Six Months Ended June 30, 2016
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2015	$—	$3,765	$(1,126)	$(587)	$(120)	$13	$1,945
Share-based compensation costs for equity-classified awards	—	6	—	—	—	—	6
Net (loss) income	—	—	(50)	—	—	3	(47)
Other comprehensive income, net of tax	—	—	—	11	—	—	11
Balance as of June 30, 2016	$—	$3,771	$(1,176)	$(576)	$(120)	$16	$1,915

	Six Months Ended June 30, 2015
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2014	$—	$3,754	$(869)	$(718)	$(61)	$11	$2,117
Share-based compensation costs for equity-classified awards	—	8	—	—	—	—	8
Net (loss) income	—	—	(37)	—	—	1	(36)
Purchases of treasury stock (3.2 shares) (Note 12)	—	—	—	—	(37)	—	(37)
Other comprehensive income, net of tax	—	—	—	21	—	—	21
Balance as of June 30, 2015	$—	$3,762	$(906)	$(697)	$(98)	$12	$2,073
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss including noncontrolling interests	$(47)	$(36)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	6	8
Depreciation and amortization	106	117
Closure costs, impairment and other related charges	37	—
Inventory write-downs related to closures	5	1
Deferred income taxes	21	23
Net pension contributions and other postretirement benefit payments	(45)	(27)
Net gain on disposition of assets	(2)	—
(Gain) loss on translation of foreign currency denominated deferred income taxes	(69)	89
Loss (gain) on translation of foreign currency denominated pension and other postretirement benefit obligations	57	(84)
Gain on disposition of equity method investment	(5)	—
Net planned major maintenance payments	(7)	(15)
Changes in working capital:
Accounts receivable	19	53
Inventories	(13)	3
Other current assets	(3)	(6)
Accounts payable and accrued liabilities	10	(41)
Other, net	(1)	5
Net cash provided by operating activities	69	90
Cash flows from investing activities:
Cash invested in fixed assets	(99)	(79)
Disposition of assets	5	—
Increase in countervailing duty cash deposits	(12)	—
Increase in deposit requirements for letters of credit, net	(1)	(4)
Net cash used in investing activities	(107)	(83)
Cash flows from financing activities:
Borrowings under revolving credit facility	20	—
Payments of debt	(1)	—
Payments of financing and credit facility fees	—	(3)
Purchases of treasury stock	—	(37)
Net cash provided by (used in) financing activities	19	(40)
Effect of exchange rate changes on cash and cash equivalents	1	(1)
Net decrease in cash and cash equivalents	(18)	(34)
Cash and cash equivalents:
Beginning of period	58	337
End of period	$40	$303
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
Financial statements
Our interim Consolidated Financial Statements are unaudited and have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year. These unaudited interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016. Certain prior period amounts in our Consolidated Balance Sheets and footnotes have been reclassified to conform to the 2016 presentation. The reclassifications had no effect on total assets.
Change in depreciable lives of machinery and equipment
We periodically review the estimated economic useful lives of our fixed assets. Based on this review, effective January 1, 2016, we changed our estimate of the useful lives of certain of our machinery and equipment to reflect a net increase of estimated periods during which these assets will remain in service. As a result, the estimated useful lives of machinery and equipment were changed to a range of five to 25 years, increasing the weighted-average estimated useful lives of machinery and equipment by two years. The effect of this change in estimate for the three and six months ended June 30, 2016 was to reduce “Depreciation and amortization”, “Net loss attributable to Resolute Forest Products Inc.”, and basic and diluted “Net loss per share attributable to Resolute Forest Products Inc. common shareholders” in our Consolidated Statement of Operations as follows:

(Unaudited, in millions, except per share amounts)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Depreciation and amortization	$3	$6
Net loss attributable to Resolute Forest Products Inc.	1	3
Basic net loss per share attributable to Resolute Forest Products Inc.	0.01	0.03
Diluted net loss per share attributable to Resolute Forest Products Inc.	0.01	0.03
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduces the current expected credit losses model in the estimation of credit losses on financial instruments. This update is effective retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. We are still evaluating the impact of this standard on our results of operations and financial position.
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
In 2016, we recorded adjustments to the purchase price allocation due to a change in our preliminary valuation of assets acquired and liabilities assumed as of the acquisition date, which is still subject to adjustment during the 12-month measurement period following the acquisition date or upon completion of the final valuation. As a result, we increased “Goodwill” by $2 million and decreased “Fixed assets, net” and “Amortizable intangible assets, net,” each by $1 million, in our Consolidated Balance Sheet as of June 30, 2016.
The amount of Atlas Paper’s sales and net loss included in our Consolidated Statement of Operations were $24 million and $4 million, respectively, for the three months ended June 30, 2016 and were $47 million and $6 million, respectively, for the six months ended June 30, 2016.
The following unaudited pro forma information for the three and six months ended June 30, 2015 represents our results of operations as if the acquisition of Atlas Paper had occurred on January 1, 2015. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

(Unaudited, in millions except per share data)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Sales	$950	$1,894
Net loss attributable to Resolute Forest Products Inc.	(6)	(37)
Basic net loss per share attributable to Resolute Forest Products Inc.	(0.06)	(0.39)
Diluted net loss per share attributable to Resolute Forest Products Inc.	(0.06)	(0.39)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 3. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the three and six months ended June 30, 2016, were comprised of the following:

(Unaudited, in millions)	Accelerated Depreciation	Severance and Other Costs	Total
Permanent closure
Paper machine in Augusta, Georgia (1)
Second quarter	$32	$4	$36
First six months	32	4	36
Other
Second quarter	1	—	1
First six months	1	—	1
Total
Second quarter	$33	$4	$37
First six months	33	4	37

(1)
The final workforce reduction in the third quarter of 2016 did not result in the curtailment of a pension or other postretirement benefit (“OPEB”) plan. As such, no curtailment gain or loss will be recorded in “Closure costs, impairment and other related charges” in our Consolidated Statement of Operations.

Closure costs, impairment and other related charges for the three and six months ended June 30, 2015, were comprised of the following:

(Unaudited, in millions)	Accelerated Depreciation	Severance and Other Costs	Total
Permanent closures
Paper mill in Iroquois Falls, Ontario
Second quarter	$—	$1	$1
First six months	—	5	5
Paper machine in Clermont, Quebec
Second quarter	—	—	—
First six months	2	—	2
Other
Second quarter	—	(1)	(1)
First six months	—	(1)	(1)
Total
Second quarter	$—	$—	$—
First six months	2	4	6

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 4. Other Income, Net
Other income, net for the three and six months ended June 30, 2016 and 2015, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2016	2015	2016	2015
Foreign exchange (loss) gain	$(3)	$1	$3	$3
Gain on disposition of equity method investment (1)	—	—	5	—
Miscellaneous income	3	—	5	3
	$—	$1	$13	$6

(1)
On February 1, 2016, we sold for total consideration of $5 million our interest in Produits Forestiers Petit-Paris Inc., an unconsolidated entity located in Saint-Ludger-de-Milot, Quebec, in which we had a 50% interest, resulting in a gain on disposition of $5 million.

Note 5. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the six months ended June 30, 2016, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2015	$84	$(667)	$(4)	$(587)
Other comprehensive income before reclassifications	—	—	1	1
Amounts reclassified from accumulated other comprehensive loss (1)	(8)	18	—	10
Net current period other comprehensive (loss) income	(8)	18	1	11
Balance as of June 30, 2016	$76	$(649)	$(3)	$(576)

(1)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2016, were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(8)	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	—	Income tax provision
	$(8)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$24	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	(6)	Income tax provision
	$18	Net of tax
Total Reclassifications	$10	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and OPEB plans summarized in Note 9, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 6. Net Loss Per Share
The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) for the three and six months ended June 30, 2016 and 2015, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2016	2015	2016	2015
Stock options	1.5	1.5	1.5	1.6
Stock unit awards	2.4	1.2	2.4	1.2
These stock options and stock unit awards were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive for all periods presented.
Note 7. Inventories, Net
Inventories, net as of June 30, 2016 and December 31, 2015, were comprised of the following:

(Unaudited, in millions)	June 30, 2016	December 31, 2015
Raw materials and work in process	$155	$152
Finished goods	178	179
Mill stores and other supplies	214	210
	$547	$541
During the three and six months ended June 30, 2016, we recorded charges of $5 million for write-downs of mill stores and other supplies primarily as a result of the permanent closure of a newsprint machine at our Augusta mill. These charges were included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.
Note 8. Long-Term Debt
Overview
Long-term debt, including current portion, as of June 30, 2016 and December 31, 2015, was comprised of the following:

(Unaudited, in millions)	June 30, 2016	December 31, 2015
5.875% senior notes due 2023:
Principal amount	$600	$600
Deferred financing costs	(6)	(7)
Unamortized discount	(4)	(4)
Total senior notes due 2023	590	589
Borrowings under revolving credit facility	20	—
Capital lease obligation	1	2
Total debt	611	591
Less: Current portion of long-term debt	(1)	(1)
Long-term debt, net of current portion	$610	$590
2023 Notes
We issued $600 million in aggregate principal amount of 5.875% senior notes due 2023 (the “2023 Notes”) on May 8, 2013. Upon their issuance, the notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that is being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes, resulting in an effective interest rate of 6%. Interest on the notes is payable semi-annually on May 15 and

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

November 15, until their maturity date of May 15, 2023. In connection with the issuance of the notes, we incurred financing costs of approximately $9 million, which were deferred and recorded as a reduction of the notes. These deferred financing costs are being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes. The fair value of the 2023 Notes was $473 million and $440 million as of June 30, 2016 and December 31, 2015, respectively, and was determined by reference to over-the-counter prices (Level 1).
ABL Credit Facility
Our senior secured asset-based revolving credit facility (the “ABL Credit Facility”) has a maturity date of May 22, 2020 and provides an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. As of June 30, 2016, we had $412 million of availability under the ABL Credit Facility, net of $20 million of borrowings and $32 million of ordinary course letters of credit outstanding. We borrowed an additional $60 million under the ABL Credit Facility in July 2016.
Capital lease obligation
We have a capital lease obligation for a warehouse with a maturity date of December 1, 2017, which can be renewed for 20 years at our option. Minimum monthly payments are determined by an escalatory price clause.
Note 9. Employee Benefit Plans
Pension and OPEB plans
The components of net periodic benefit cost relating to our pension and OPEB plans for the three and six months ended June 30, 2016 and 2015, were as follows:
Pension Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2016	2015	2016	2015
Service cost	$5	$6	$10	$12
Interest cost	55	58	107	116
Expected return on plan assets	(63)	(67)	(123)	(134)
Amortization of actuarial losses	14	20	27	42
Amortization of prior service credits	(1)	—	(1)	(1)
	$10	$17	$20	$35
OPEB Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2016	2015	2016	2015
Interest cost	$2	$2	$4	$4
Amortization of actuarial gains	(2)	(1)	(3)	(2)
Amortization of prior service credits	(3)	(3)	(7)	(7)
	$(3)	$(2)	$(6)	$(5)
Defined contribution plans
Our expense for the defined contribution plans totaled $5 million and $4 million for the three months ended June 30, 2016 and 2015, respectively, and $10 million for both the six months ended June 30, 2016 and 2015.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 10. Income Taxes
The income tax provision attributable to (loss) income before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35% for the three and six months ended June 30, 2016 and 2015, as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2016	2015	2016	2015
(Loss) income before income taxes	$(27)	$6	$(24)	$(16)
Income tax provision:
Expected income tax benefit (provision)	9	(2)	8	6
Changes resulting from:
Valuation allowance (1)	(27)	(8)	(45)	(27)
Foreign exchange	—	(2)	3	(7)
State income taxes and foreign tax rate differences	5	2	11	5
Other, net	—	—	—	3
	$(13)	$(10)	$(23)	$(20)

(1)
We recorded a valuation allowance of $27 million and $8 million for the three months ended June 30, 2016 and 2015, respectively, and $45 million and $27 million for the six months ended June 30, 2016 and 2015, respectively, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets.

Deferred tax charge
As a result of a gain on an intercompany asset transfer in connection with an operating company realignment in 2015, a $36 million income tax provision was deferred and recorded in “Other assets” in our Consolidated Balance Sheet as of June 30, 2016. This deferred tax charge is amortized, as the underlying assets are consumed or sold to an unrelated party, in “Income tax provision” in our Consolidated Statements of Operations.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 11. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial disputes, taxes, environmental issues, activists’ damages, employment and workers’ compensation claims, Aboriginal claims and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of June 30, 2016, will not have a material adverse effect on our Consolidated Financial Statements.
Effective January 1, 2015, we modified our U.S. OPEB plan so that unionized participants, upon reaching Medicare eligibility, are provided Medicare coverage via a Medicare Exchange program rather than via a Company-sponsored medical plan. On March 2, 2016, a proposed class action lawsuit (Reynolds, et al v. Resolute Forest Products Inc., Resolute FP US Inc., Resolute FP US Health and Resolute Welfare Benefit Plan) was filed in the United States District Court for the Eastern District of Tennessee on behalf of certain Medicare-eligible retirees who were previously unionized employees of our Calhoun, Tennessee; Catawba, South Carolina; and Coosa Pines, Alabama mills, and their spouses and dependents. The plaintiffs allege that the modifications described above breach the collective bargaining agreements and plan covering the members of the proposed class in the lawsuit. Plaintiffs seek reinstatement of the health care benefits as in effect before January 1, 2015, for the proposed class in the lawsuit. The Company disputes the allegations in the complaint and intends to defend the action. On May 23, 2016, the Company filed a motion to dismiss the complaint. The proposed class action lawsuit is at a preliminary stage and no class has been certified nor has a date been set to hear our motion to dismiss. Accordingly, we are not presently able to determine the ultimate resolution of this matter or to reasonably estimate the potential impact on our Consolidated Financial Statements.
On February 26, 2015, a countervailing duty petition was filed with the U.S. Department of Commerce (“Commerce”) and the U.S. International Trade Commission (“Trade Commission”) by certain U.S. supercalendered (“SC”) paper producers requesting the U.S. government to impose countervailing duties on Canadian-origin SC paper exported to the U.S. market. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of SC paper to the U.S. and was selected as a mandatory respondent to be individually investigated by Commerce. On August 3, 2015, Commerce assigned a preliminary subsidy rate of 2.04% to our SC paper produced at our Canadian mills. On October 15, 2015, Commerce issued a final determination and increased the subsidy rate applicable to our Canadian-produced SC paper to 17.87%. In December 2015, the Trade Commission ruled that exports of SC paper from Canada to the U.S. have caused or threatened to cause material injury to the U.S. SC paper industry and Commerce issued its final order on the basis of the 17.87% rate. As a result, since October 20, 2015, we have been required to make cash deposits at the 17.87% subsidy rate for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. We will be required to continue making cash deposits at that rate until Commerce sets a countervailing duty rate in an administrative review, which may not be finalized until December of 2017, or possibly later. Resolute has appealed the determination of Commerce to a bi-national panel under the North American Free Trade Agreement. Based on our current operating parameters, the cash deposits could be as high as $25 million per year. As of June 30, 2016, we have made $16 million of cash deposits. To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency will be converted into actual countervailing duties. We are not presently able to determine the ultimate resolution of this matter, but we believe it is not probable that we will be assessed with significant countervailing duties. Accordingly, no contingent loss was recorded in respect of this petition in our Consolidated Statement of Operations for the six months ended June 30, 2016.
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (“Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($11 million, based on the exchange rate in effect on June 30, 2016) for the eventual payment of those claims. The hearing in this matter is expected to begin in 2019.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the Canadian court with jurisdiction in the creditor protection proceedings from which AbitibiBowater Inc. (our predecessor entity) and all but one of its affiliates emerged in 2010 (the “Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the Creditor Protection Proceedings. These plans are subject to the funding relief regulations described in Note 13, “Pension and Other Postretirement Benefit Plans - Canadian pension funding,” to our Consolidated Financial Statements for the year ended December 31, 2015, and we contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the plan of reorganization and the terms of our emergence from the Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($115 million, based on the exchange rate in effect on June 30, 2016), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.
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
We have recorded $9 million and $12 million of environmental liabilities as of June 30, 2016 and December 31, 2015, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We have also recorded $22 million and $23 million of asset retirement obligations as of June 30, 2016 and December 31, 2015, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Other liabilities” in our Consolidated Balance Sheets.
Other matters
On October 30, 2014, we received a notice from the Ministry of Natural Resources and Forestry of Ontario (the “MNRF”) directing us to repay a conditional incentive of Cdn $23 million ($18 million, based on the exchange rate in effect on June 30, 2016) offered in 2007 toward the construction of an electricity-producing turbine, should we fail to restart our Fort Frances, Ontario, pulp and paper mill or otherwise implement an alternative remedy that is acceptable to the MNRF. Several extensions to implement an alternative remedy have been granted to us by the MNRF, with the latest remedy date being October 31, 2016. We announced the permanent closure of the mill in the second quarter of 2014 and have been exploring a number of opportunities for the mill. We are not presently able to determine the outcome of this process, but we currently believe that we could reach an acceptable outcome for the MNRF. Accordingly, we have recorded no contingent liability in respect of this notice in our Consolidated Balance Sheet as of June 30, 2016.
Note 12. Share Capital
On May 28, 2015, our board of directors authorized a $50 million increase to our existing $100 million share repurchase program, which was originally launched in May of 2012. During the three and six months ended June 30, 2015, we repurchased 3.2 million shares, at a cost of $37 million. We did not repurchase any shares during the three and six months ended June 30, 2016. There remains $24 million under the program.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 13. Segment Information
We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our principal product lines: market pulp, tissue, wood products, newsprint and specialty papers.
None of the income or loss items following “Operating (loss) income” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, certain components of pension and OPEB costs and credits as well as other discretionary charges or credits are not allocated to our segments. We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all selling, general and administrative expenses are allocated to our segments, with the exception of certain discretionary charges and credits, which we present under “corporate and other.”
Information about certain segment data for the three and six months ended June 30, 2016 and 2015, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue	Wood Products (2)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
Second quarter
2016	$210	$24	$145	$257	$255	$891	$—	$891
2015	231	—	134	289	272	926	—	926
First six months
2016	421	47	264	514	522	1,768	—	1,768
2015	449	—	273	580	544	1,846	—	1,846
Depreciation and amortization (3)
Second quarter
2016	$11	$2	$9	$19	$10	$51	$3	$54
2015	12	—	9	16	19	56	4	60
First six months
2016	18	4	16	39	23	100	6	106
2015	26	—	17	32	36	111	6	117
Operating income (loss)
Second quarter
2016	$12	$(4)	$20	$(3)	$16	$41	$(59)	$(18)
2015	26	—	(4)	3	17	42	(26)	16
First six months
2016	32	(6)	16	(8)	23	57	(75)	(18)
2015	37	—	1	—	22	60	(59)	1

(1)
Market pulp sales excluded inter-segment sales of $10 million and $5 million for the three months ended June 30, 2016 and 2015, respectively, and $15 million and $8 million for the six months ended June 30, 2016 and 2015, respectively, which are transacted at cost.

(2)
Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $5 million for both the three months ended June 30, 2016 and 2015, and $10 million and $9 million for the six months ended June 30, 2016 and 2015, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

(3)
As discussed in Note 1, “Organization and Basis of Presentation,” we changed our estimate of the useful lives of certain of our machinery and equipment to reflect a net increase of estimated periods during which these assets will remain in service. The effect of this change in estimate was to (decrease) increase “Depreciation and amortization” by reportable segment for the three and six months ended June 30, 2016 as follows:

(Unaudited, in millions)	Market Pulp	Tissue	Wood Products	Newsprint	Specialty Papers	Total
Second quarter 2016	$(4)	$—	$(3)	$6	$(2)	$(3)
First six months 2016	(10)	—	(6)	12	(2)	(6)

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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2016 and 2015, the Balance Sheets as of June 30, 2016 and December 31, 2015, and the Statements of Cash Flows for the six months ended June 30, 2016 and 2015 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended June 30, 2016
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$730	$537	$(376)	$891
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	678	365	(375)	668
Depreciation and amortization	—	21	33	—	54
Distribution costs	—	40	70	—	110
Selling, general and administrative expenses	5	16	19	—	40
Closure costs, impairment and other related charges	—	37	—	—	37
Operating (loss) income	(5)	(62)	50	(1)	(18)
Interest expense	(21)	—	(2)	14	(9)
Other income (expense), net	—	16	(2)	(14)	—
Equity in loss of subsidiaries	(16)	(9)	—	25	—
(Loss) income before income taxes	(42)	(55)	46	24	(27)
Income tax provision	—	(1)	(12)	—	(13)
Net (loss) income including noncontrolling interests	(42)	(56)	34	24	(40)
Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Net (loss) income attributable to Resolute Forest Products Inc.	$(42)	$(56)	$32	$24	$(42)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(36)	$(59)	$41	$18	$(36)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Six Months Ended June 30, 2016
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$1,471	$1,053	$(756)	$1,768
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	1,383	718	(756)	1,345
Depreciation and amortization	—	43	63	—	106
Distribution costs	—	83	139	—	222
Selling, general and administrative expenses	10	32	36	—	78
Closure costs, impairment and other related charges	—	37	—	—	37
Net gain on disposition of assets	—	—	(2)	—	(2)
Operating (loss) income	(10)	(107)	99	—	(18)
Interest expense	(39)	—	(6)	26	(19)
Other income, net	—	35	4	(26)	13
Equity in loss of subsidiaries	(1)	(22)	—	23	—
(Loss) income before income taxes	(50)	(94)	97	23	(24)
Income tax provision	—	(1)	(22)	—	(23)
Net (loss) income including noncontrolling interests	(50)	(95)	75	23	(47)
Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net (loss) income attributable to Resolute Forest Products Inc.	$(50)	$(95)	$72	$23	$(50)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(39)	$(101)	$89	$12	$(39)

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2016
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6	$34	$—	$40
Accounts receivable, net	—	310	141	—	451
Accounts receivable from affiliates	—	455	381	(836)	—
Inventories, net	—	255	298	(6)	547
Note, advance and interest receivable from parent	—	366	—	(366)	—
Notes and interest receivable from affiliates	—	49	—	(49)	—
Other current assets	—	34	14	—	48
Total current assets	—	1,475	868	(1,257)	1,086
Fixed assets, net	—	649	1,152	—	1,801
Amortizable intangible assets, net	—	44	57	—	101
Goodwill	—	61	—	—	61
Deferred income tax assets	—	—	1,024	1	1,025
Note receivable from parent	—	428	—	(428)	—
Note receivable from affiliate	—	113	—	(113)	—
Investments in consolidated subsidiaries and affiliates	4,077	2,025	—	(6,102)	—
Other assets	—	54	117	—	171
Total assets	$4,077	$4,849	$3,218	$(7,899)	$4,245
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$4	$218	$251	$—	$473
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	455	381	—	(836)	—
Note, advance and interest payable to subsidiaries	366	—	—	(366)	—
Notes and interest payable to affiliate	—	—	49	(49)	—
Total current liabilities	825	600	300	(1,251)	474
Long-term debt, net of current portion	590	20	—	—	610
Note payable to subsidiary	428	—	—	(428)	—
Note payable to affiliate	—	—	113	(113)	—
Pension and other postretirement benefit obligations	—	343	845	—	1,188
Deferred income tax liabilities	—	1	1	—	2
Other liabilities	—	24	32	—	56
Total liabilities	1,843	988	1,291	(1,792)	2,330
Total equity	2,234	3,861	1,927	(6,107)	1,915
Total liabilities and equity	$4,077	$4,849	$3,218	$(7,899)	$4,245

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$13	$45	$—	$58
Accounts receivable, net	—	323	146	—	469
Accounts receivable from affiliates	—	421	272	(693)	—
Inventories, net	—	257	290	(6)	541
Advance and interest receivable from parent	—	62	—	(62)	—
Notes and interest receivable from affiliates	—	48	—	(48)	—
Other current assets	—	21	22	—	43
Total current assets	—	1,145	775	(809)	1,111
Fixed assets, net	—	629	1,181	—	1,810
Amortizable intangible assets, net	—	46	59	—	105
Goodwill	—	59	—	—	59
Deferred income tax assets	—	—	981	1	982
Notes receivable from parent	—	710	—	(710)	—
Note receivable from affiliate	—	105	—	(105)	—
Investments in consolidated subsidiaries and affiliates	4,067	2,047	—	(6,114)	—
Other assets	—	48	105	—	153
Total assets	$4,067	$4,789	$3,101	$(7,737)	$4,220
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$5	$189	$242	$—	$436
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	433	260	—	(693)	—
Advance and interest payable to subsidiaries	62	—	—	(62)	—
Notes and interest payable to affiliate	—	—	48	(48)	—
Total current liabilities	500	450	290	(803)	437
Long-term debt, net of current portion	589	1	—	—	590
Notes payable to subsidiaries	710	—	—	(710)	—
Note payable to affiliate	—	—	105	(105)	—
Pension and other postretirement benefit obligations	—	352	834	—	1,186
Deferred income tax liabilities	—	—	2	—	2
Other liabilities	1	24	35	—	60
Total liabilities	1,800	827	1,266	(1,618)	2,275
Total equity	2,267	3,962	1,835	(6,119)	1,945
Total liabilities and equity	$4,067	$4,789	$3,101	$(7,737)	$4,220

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2016
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$56	$13	$—	$69
Cash flows from investing activities:
Cash invested in fixed assets	—	(67)	(32)	—	(99)
Disposition of assets	—	—	5	—	5
Increase in countervailing duty cash deposits	—	(12)	—	—	(12)
Increase in deposit requirements for letters of credit, net	—	—	(1)	—	(1)
Increase of notes receivable from affiliate	—	(3)	—	3	—
Net cash used in investing activities	—	(82)	(28)	3	(107)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	20	—	—	20
Payments of debt	—	(1)	—	—	(1)
Increase of notes payable to affiliate	—	—	3	(3)	—
Net cash provided by financing activities	—	19	3	(3)	19
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Net decrease in cash and cash equivalents	—	(7)	(11)	—	(18)
Cash and cash equivalents:
Beginning of period	—	13	45	—	58
End of period	$—	$6	$34	$—	$40

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2015
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$80	$10	$—	$90
Cash flows from investing activities:
Cash invested in fixed assets	—	(37)	(42)	—	(79)
Increase in deposit requirements for letters of credit, net	—	—	(4)	—	(4)
Advance to parent	—	(37)	—	37	—
Net cash used in investing activities	—	(74)	(46)	37	(83)
Cash flows from financing activities:
Payments of financing and credit facility fees	—	(2)	(1)	—	(3)
Purchases of treasury stock	(37)	—	—	—	(37)
Advance from subsidiary	37	—	—	(37)	—
Net cash used in financing activities	—	(2)	(1)	(37)	(40)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents	—	4	(38)	—	(34)
Cash and cash equivalents:
Beginning of period	—	257	80	—	337
End of period	$—	$261	$42	$—	$303

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF THIRD-PARTY DATA
Statements in this quarterly report on Form 10-Q that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts and initiatives to reduce costs and increase revenues and profitability; business and operating outlook; future financial results, including financial measures not recognized under generally accepted accounting principles (or “GAAP”); future pension funding obligations; assessment of market conditions; growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; the expected benefits of our acquisition of Atlas Paper Holdings, Inc. and its subsidiaries (or “Atlas Paper”); and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
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

•
Synergistic and diversified asset base - we apply our principles of operational excellence to our synergistic and diversified asset base, one that has evolved with time as we execute our gradual retreat from certain paper grades toward more sustainable long-term businesses. Put simply, we use cash flow from our optimized paper segments to grow our business for the long-term, including: the Calhoun, Tennessee, tissue manufacturing and converting facility scheduled for ramp-up in 2017; the two tissue mills and the three pulp mills we acquired in 2015 and 2012, respectively; the capacity enhancement initiatives in wood products; and the continuous pulp digester project at the Calhoun pulp and paper facility. This synergistic and complementary asset base also offers the fiber management advantage of integration and earnings diversification.

Our Business
For information relating to our business, including our products, strategy, sustainable performance and development, and power generation assets, refer to our 2015 Annual Report.
Second Quarter Overview
Three months ended June 30, 2016 vs. June 30, 2015
Our operating loss was $18 million in the quarter, compared to operating income of $16 million in the second quarter of 2015. Excluding special items, we generated operating income of $31 million, compared to $29 million in the year-ago period. Special items are described below.
Our net loss in the quarter was $42 million, or $0.47 per share, compared to a net loss of $4 million, or $0.04 per share, in the year-ago period. Our net income in the quarter, excluding special items, was $6 million, or $0.07 per share, consistent with net income, excluding special items, of $7 million, or $0.07 per share, in the year-ago period.

Three Months Ended June 30, 2016	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(18)	$(42)	$(0.47)
Adjustments for special items:
Foreign exchange translation loss	—	3	0.03
Closure costs, impairment and other related charges	37	37	0.41
Inventory write-downs related to closures	5	5	0.06
Start-up costs	1	1	0.01
Non-operating pension and OPEB costs	6	6	0.07
Other income, net	—	(3)	(0.03)
Income tax effect of special items	—	(1)	(0.01)
Adjusted for special items (1)	$31	$6	$0.07

Three Months Ended June 30, 2015	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$16	$(4)	$(0.04)
Adjustments for special items:
Foreign exchange translation gain	—	(1)	(0.01)
Start-up costs	1	1	0.01
Non-operating pension and OPEB costs	12	12	0.12
Income tax effect of special items	—	(1)	(0.01)
Adjusted for special items (1)	$29	$7	$0.07

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under GAAP. We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our Consolidated Statements of Operations, adjusted for items such as closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, non-operating pension and other postretirement benefit (or “OPEB”) costs and credits, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income (loss), in addition to foreign exchange translation gains and losses, other income (expense), net, and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

Six months ended June 30, 2016 vs. June 30, 2015
Unadjusted for special items, operating loss was $18 million, in the first half of the year, compared to operating income of $1 million in the year-ago period. Excluding special items, we generated operating income of $38 million, compared to $36 million in the year-ago period. Special items are described below.
Unadjusted for special items, our net loss in the first half of the year was $50 million, or $0.56 per share, compared to a net loss of $37 million, or $0.39 per share, for the first six months of 2015. Our net loss in the period, excluding special items, was $12 million, or $0.13 per share, unchanged from net loss, excluding special items, of $12 million, or $0.13 per share, in the year-ago period.

Six Months Ended June 30, 2016	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(18)	$(50)	$(0.56)
Adjustments for special items:
Foreign exchange translation gain	—	(3)	(0.03)
Closure costs, impairment and other related charges	37	37	0.41
Inventory write-downs related to closures	5	5	0.06
Start-up costs	4	4	0.05
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and OPEB costs	12	12	0.13
Other income, net	—	(10)	(0.11)
Income tax effect of special items	—	(5)	(0.06)
Adjusted for special items (1)	$38	$(12)	$(0.13)

Six Months Ended June 30, 2015	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$1	$(37)	$(0.39)
Adjustments for special items:
Foreign exchange translation gain	—	(3)	(0.03)
Closure costs, impairment and other related charges	6	6	0.06
Inventory write-downs related to closures	1	1	0.01
Start-up costs	2	2	0.02
Non-operating pension and OPEB costs	26	26	0.27
Other income, net	—	(3)	(0.03)
Income tax effect of special items	—	(4)	(0.04)
Adjusted for special items (1)	$36	$(12)	$(0.13)

(1)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – Second Quarter Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except per share amounts and percentages)	2016	2015	2016	2015
Sales	$891	$926	$1,768	$1,846
Operating income (loss) per segment:
Market pulp	12	26	32	37
Tissue	(4)	—	(6)	—
Wood products	20	(4)	16	1
Newsprint	(3)	3	(8)	—
Specialty papers	16	17	23	22
Segment total	41	42	57	60
Corporate and other	(59)	(26)	(75)	(59)
Operating (loss) income	(18)	16	(18)	1
Net loss	(42)	(4)	(50)	(37)
Net loss per common share:
Basic	$(0.47)	$(0.04)	$(0.56)	$(0.39)
Diluted	(0.47)	(0.04)	(0.56)	(0.39)
Adjusted EBITDA (1)	$85	$89	$144	$153

(Unaudited, in millions)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$40	$58
Total assets	4,245	4,220

(1)
Earnings before interest expense, income taxes, and depreciation and amortization, or “EBITDA” and adjusted EBITDA are not financial measures recognized under GAAP. EBITDA is calculated as net income (loss) including noncontrolling interests from the Consolidated Statements of Operations, adjusted for interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as foreign exchange translation gains and losses, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, non-operating pension and OPEB costs and credits, and other charges or credits. We believe that using non-GAAP measures such as EBITDA and adjusted EBITDA is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our operations and financial performance from period to period. EBITDA and adjusted EBITDA are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2016	2015	2016	2015
Net loss including noncontrolling interests	$(40)	$(4)	$(47)	$(36)
Interest expense	9	11	19	23
Income tax provision	13	10	23	20
Depreciation and amortization	54	60	106	117
EBITDA	$36	$77	$101	$124
Foreign exchange translation loss (gain)	3	(1)	(3)	(3)
Closure costs, impairment and other related charges	37	—	37	6
Inventory write-downs related to closures	5	—	5	1
Start-up costs	1	1	4	2
Net gain on disposition of assets	—	—	(2)	—
Non-operating pension and OPEB costs	6	12	12	26
Other income, net	(3)	—	(10)	(3)
Adjusted EBITDA	$85	$89	$144	$153
On November 16, 2015 (or the “acquisition date”), we acquired Atlas Paper, a manufacturer of a range of tissue products. We began consolidating the results of operations of Atlas Paper in our Consolidated Financial Statements as of the acquisition date. During the three and six months ended June 30, 2016, the tissue segment generated sales of $24 million and $47 million, respectively, and incurred an operating loss of $4 million and $6 million, respectively.
Three months ended June 30, 2016 vs. June 30, 2015
Operating (loss) income variance analysis
Sales
Notwithstanding Atlas Paper sales of $24 million, sales were $35 million, or 4%, lower than in the year-ago period, to $891 million. Volume had a $19 million unfavorable impact, which reflects a decline of 7% in shipments of newsprint and 2% in both market pulp and specialty papers, partially offset by higher shipments in wood products of 6%. Including the effect of currency of $2 million, overall pricing fell by $40 million, reflecting a drop of 8% in the average transaction price for market pulp, and 5% for both newsprint and specialty papers, only partially offset by a 2% increase in the average transaction price for wood products.

Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, were $24 million lower in the quarter. After removing the effects of the weaker Canadian dollar of $25 million, given that approximately 60% of our production capacity is based in Canada, and the lower overall volume, offset in part by the COS related to the newly acquired Atlas Paper, manufacturing costs improved by $10 million, reflecting:

•
lower defined benefit pension and OPEB plans costs ($8 million), mostly due to lower amortization of actuarial losses, as a result of the lower balance sheet net pension and OPEB liability as of December 31, 2015;

•	lower fiber costs ($7 million), mainly due to favorable usage in wood products;

•	higher contribution from our cogeneration assets that sell power externally and our hydroelectric facilities ($5 million);

•	better power costs ($4 million), including a benefit from the reduced power rates on Quebec’s north shore to compensate for the higher cost related to processing spruce budworm infested wood;

•	lower recycled paper costs ($4 million); and

•	lower steam costs ($3 million), mainly due to lower natural gas prices;
partially offset by:

•	higher maintenance costs ($8 million);

•	write-downs of mill stores and other supplies, primarily as a result of the permanent closure of a newsprint machine at our Augusta, Georgia, mill ($5 million); and

•	higher labor costs ($4 million).
Distribution costs
After removing the effects of lower volume and the weaker Canadian dollar, distribution costs were $5 million lower than in the year-ago period, mostly due to lower fuel surcharges.
Depreciation and amortization
Depreciation and amortization was $6 million lower in the quarter, largely reflecting the reduced carrying value of our Catawba, South Carolina, paper assets after the $176 million impairment charge taken in the fourth quarter of 2015 and the net increase of the useful lives of certain of our machinery and equipment.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “– Segment Earnings – Corporate and Other” below.
Net loss variance analysis
Income taxes
We recorded an income tax provision of $13 million in the quarter, on a loss before income taxes of $27 million, compared to an expected income tax benefit of $9 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects a $27 million valuation allowance related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, offset in part by state and foreign tax rate differences.
In the second quarter of 2015, we recorded an income tax provision of $10 million, on income before income taxes of $6 million, compared to an expected income tax provision of $2 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects mainly an $8 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets.

Six months ended June 30, 2016 vs. June 30, 2015
Operating (loss) income variance analysis
Sales
Notwithstanding Atlas Paper sales of $47 million, sales were $78 million, or 4%, lower than in the year-ago period, to $1,768 million. Sales volume decreased by $4 million because of lower shipments in newsprint, down 5%, largely offset by higher shipments in market pulp and wood products, both up by 3%. Pricing had an unfavorable impact of $121 million, including the effect of currency of $6 million, reflecting a 9% drop in the average transaction price for market pulp, 7% for newsprint, 6% for wood products and 5% for specialty papers.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $65 million lower in the period. After removing the effects of the weaker Canadian dollar of $66 million and the lower volume, offset in part by the COS related to the newly acquired Atlas Paper, manufacturing costs improved by $37 million, reflecting:

•
lower defined benefit pension and OPEB plans costs ($17 million), mostly due to lower amortization of actuarial losses, as a result of the lower balance sheet net pension and OPEB liability as of December 31, 2015;

•	lower steam costs ($13 million), mainly due to lower natural gas prices;

•
better power costs ($10 million), mostly price-related, including a benefit from the reduced power rates on Quebec’s north shore to compensate for the higher cost related to processing spruce budworm infested wood;

•	lower recycled paper costs ($8 million);

•	higher contribution from our cogeneration assets that sell power externally and our hydroelectric facilities ($8 million); and

•	lower fiber costs ($7 million), mainly due to a reduction of delivered wood prices;
partially offset by:

•	higher maintenance costs ($11 million);

•	higher labor costs ($5 million); and

•	write-downs of mill stores and other supplies, primarily as a result of the permanent closure of a newsprint machine at our Augusta mill ($5 million).

Distribution costs
After removing the effect of the weaker Canadian dollar, distribution costs were $5 million lower than in the year-ago period. The favorable effect of lower fuel surcharges was partially offset by the impact of an increase in average length of haul and higher freight rates.
Depreciation and amortization
Depreciation and amortization was $11 million lower in the period, largely reflecting the reduced carrying value of our Catawba paper assets after the $176 million impairment charge taken in the fourth quarter of 2015, and the net increase of the useful lives of certain of our machinery and equipment, partially offset by the depreciation and amortization related to the newly acquired Atlas Paper.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “– Segment Earnings – Corporate and Other” below.
Net loss variance analysis
Other income, net
We recorded other income, net, of $13 million in 2016, compared to $6 million in the year-ago period. This mostly reflects, in the current period, a $5 million gain on the disposition of our 50% interest in Produits Forestiers Petit‑Paris Inc. and a non-cash foreign exchange gain of $3 million on the translation of Canadian dollar net monetary balances, compared mainly to a non-cash foreign exchange gain of $3 million in the year-ago period.
Income taxes
We recorded an income tax provision of $23 million in the period, on a loss before income taxes of $24 million, compared to an expected income tax benefit of $8 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects mostly a $45 million valuation allowance related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, offset in part by state and foreign tax rate differences.
In 2015, we recorded an income tax provision of $20 million, on a loss before income taxes of $16 million, compared to an expected income tax benefit of $6 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects mainly a $27 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets.
Segment Earnings
We manage our business based on the products we manufacture. Our reportable segments correspond to our principal product lines: market pulp, tissue, wood products, newsprint and specialty papers.
We do not allocate any of the income or loss items following “operating (loss) income” in our Consolidated Statements of Operations to our segments because those items are reviewed separately by management. Similarly, we do not allocate to the segments: closure costs, impairment and other related charges; inventory write-downs related to closures; start-up costs; gains and losses on disposition of assets; non-operating pension and OPEB costs and credits; as well as other discretionary charges or credits.
We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all selling, general and administrative expenses (or “SG&A”) are allocated to our segments, with the exception of certain discretionary charges and credits, which we present under “corporate and other.”

MARKET PULP
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2016	2015	2016	2015
Sales	$210	$231	$421	$449
Operating income (1)	12	26	32	37
EBITDA (2)	23	38	50	63
(In thousands of metric tons)
Shipments	345	351	697	679
Downtime	25	39	37	65

	June 30,
(Unaudited, in thousands of metric tons)	2016	2015
Finished goods inventory	83	88

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2016	2015	2016	2015
Net income including noncontrolling interests	$12	$26	$32	$37
Depreciation and amortization	11	12	18	26
EBITDA	23	38	50	63
Industry trends

World demand for chemical pulp grew by 4% through June, including an increase of 12% in China, and reductions of 1% in both North America and Western Europe. World capacity grew by 3% in that time, mostly reflecting the significant expansion of Latin American hardwood capacity.
World demand for softwood was up by 3% through June. This reflects a 9% increase in shipments to China and a 2% increase in North America, while shipments to Western Europe were flat. In the same period, demand for hardwood was up by 4%, with shipments to China up by 15%, while North America and Western Europe were down by 6% and 1%, respectively.
Three months ended June 30, 2016 vs. June 30, 2015
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

26
(4)
(17)
2
(1)
2
1
1
1
1
12
Q2'15 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q2'16 OPERATING INCOME

Sales
Sales were $21 million lower, or 9%, to $210 million in the quarter. The average transaction price dropped by $51 per metric ton due to softer market conditions in North America, with lower market prices across all grades. Shipments were 6,000 metric tons lower, mainly for recycled bleached kraft (or “RBK”).
We recorded 14,000 metric tons less downtime in the second quarter of 2016 compared to the year-ago period, as a result of the timing of the maintenance outage at the Thunder Bay, Ontario, mill in 2015.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $3 million in the period. Manufacturing costs increased by $1 million after adjusting for the effects of lower volume and the weaker Canadian dollar, reflecting:

•	higher maintenance costs ($5 million);
offset in part by:

•	lower recycled paper costs ($3 million); and

•	lower steam costs ($2 million), mainly due to lower natural gas prices.

Six months ended June 30, 2016 vs. June 30, 2015
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

37
12
(40)
(6)
9
9
1
8
2
32
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'15 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'16 OPERATING INCOME

Sales
Sales were $28 million lower, or 6%, to $421 million in the first half of the year. The average transaction price dropped by $58 per metric ton as a result of lower market prices across all grades, but mostly for softwood grades. Shipments, however, were 18,000 metric tons higher due to improved productivity.
We recorded 37,000 metric tons of downtime in the first half of 2016, compared to 65,000 metric tons in the year-ago period. The 2015 period included a maintenance outage at Thunder Bay and more downtime as a result of a production slowback at our RBK mills.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $12 million in the period. Manufacturing costs improved by $9 million after adjusting for the favorable effect of the weaker Canadian dollar offset in part by the effect of higher volume, reflecting:

•	lower recycled paper costs ($7 million);

•	lower steam costs ($5 million), mainly due to lower natural gas prices; and

•	lower wood and wood chip prices ($4 million);
offset in part by higher maintenance costs ($7 million).
Depreciation and amortization
The lower depreciation and amortization is due to the increase of the useful lives of certain of our machinery and equipment.

TISSUE
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2016	2015	2016	2015
Sales	$24	$—	$47	$—
Operating loss (1)	(4)	—	(6)	—
EBITDA (2)	(2)	—	(2)	—
(In thousands of short tons)
Shipments	16	—	31	—
Downtime	—	—	—	—

	June 30,
(Unaudited, in thousands of short tons)	2016	2015
Finished goods inventory	3	—

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2016	2015	2016	2015
Net loss including noncontrolling interests	$(4)	$—	$(6)	$—
Depreciation and amortization	2	—	4	—
EBITDA	(2)	—	(2)	—
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

Industry trends
In the first six months of the year, total tissue consumption in the U.S. grew by 2.7% against the same period last year. U.S. converted tissue products shipments were up 1.9% in the period compared to the year-ago period, led by away-from home shipments, which grew 2.6%, while at-home shipments increased by 1.6%. U.S. parent roll production in the period showed only a marginal growth of 1.3% from the previous year. Tissue capacity increased by 2.5%, contributing to a 94% average industry operating rate, 1.2% lower than the year-ago period.
Three months ended June 30, 2016
Operating loss analysis
During the second quarter of 2016, the tissue segment incurred an operating loss of $4 million. The average transaction price was $1,560 per short ton; sales were $24 million on shipments of 16,000 short tons (15,000 metric tons). COS were $21 million, including $2 million of integration-related costs and inventory adjustments.
Six months ended June 30, 2016
Operating loss analysis
During the first half of 2016, the tissue segment incurred an operating loss of $6 million. The average transaction price was $1,525 per short ton; sales were $47 million on shipments of 31,000 short tons (28,000 metric tons). COS were $41 million, including $3 million of integration-related costs and inventory adjustments. We completed the integration of the virgin pulp supply with our U.S. pulp network in the first quarter of 2016.
The operating results of Atlas Paper were lower than expected. Shipments fell short of set objectives, particularly in retail sales, and sales of parent rolls were lower, in part due to higher internal use in converted products. Lower productivity on tissue machines and converting lines unfavorably impacted COS, due to reliability and operational issues, as well as high employee turnover. COS were also higher due to one-off roof repairs and integration costs, repairs and maintenance, including reliability-related maintenance costs to bring Atlas Paper’s facilities to our safety standards, higher material handling and labor costs, and unfavorable SG&A.

WOOD PRODUCTS
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2016	2015	2016	2015
Sales	$145	$134	$264	$273
Operating income (loss) (1)	20	(4)	16	1
EBITDA (2)	29	5	32	18
(In millions of board feet)
Shipments (3)	445	418	835	811
Downtime	69	73	144	77

	June 30,
(Unaudited, in millions of board feet)	2016	2015
Finished goods inventory (3)	129	117

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2016	2015	2016	2015
Net income (loss) including noncontrolling interests	$20	$(4)	$16	$1
Depreciation and amortization	9	9	16	17
EBITDA	29	5	32	18
Industry trends
Average U.S. housing starts were 1.2 million on a seasonally-adjusted basis in the first half of 2016, up by 8% from the same period last year.

Three months ended June 30, 2016 vs. June 30, 2015
Operating income (loss) variance analysis

WOOD PRODUCTS

(unaudited, in $ millions)

OPERATING INCOME (LOSS) VARIANCE

(4)
9
2
(5)
3
15
(1)
2
(1)
20
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q2'15 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q2'16 OPERATING INCOME

Sales
Sales were $11 million higher, or 8%, to $145 million in the second quarter of the year, reflecting a $5 per thousand board feet increase in average transaction price, or 2%, due to the continuing recovery in demand in lumber markets. Shipments were higher by 27 million board feet, reflecting sales from our new sawmills in Northern Ontario and improved productivity for certain sawmills in Quebec, partly offset by downtime taken at eight-foot stud sawmills as a result of unfavorable pricing.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the weaker Canadian dollar and higher volume, manufacturing costs improved by $3 million, reflecting lower fiber costs ($5 million), mostly due to favorable usage, offset in part by lower internal wood chip selling prices ($2 million).

Six months ended June 30, 2016 vs. June 30, 2015
Operating income variance analysis

WOOD PRODUCTS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

1
8
(17)
(4)
(4)
30
(1)
2
1
16
Q1-Q2'15 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1-Q2'16 OPERATING INCOME

Sales
Sales were $9 million lower, or 3%, to $264 million in the first half of the year, reflecting a $20 per thousand board feet drop in average transaction price, or 6%, due to the erosion in market prices since the second quarter of 2015 into the first quarter of 2016. Shipments were higher by 24 million board feet, reflecting sales from our new sawmills in Northern Ontario and improved productivity for certain sawmills in Quebec, largely offset by additional downtime of 67 million board feet compared to the year-ago period, mostly as a result of market conditions, in particular unfavorable pricing of eight-foot stud grades.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the favorable effect of the weaker Canadian dollar offset in part by the effect of higher volume, manufacturing costs increased by $4 million, reflecting:

•	lower internal wood chip selling prices ($4 million); and

•	higher labor and maintenance costs ($3 million);
offset in part by favorable fiber usage ($4 million).

NEWSPRINT
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2016	2015	2016	2015
Sales	$257	$289	$514	$580
Operating (loss) income (1)	(3)	3	(8)	—
EBITDA (2)	16	19	31	32
(In thousands of metric tons)
Shipments	510	548	1,029	1,082
Downtime	22	13	35	34

	June 30,
(Unaudited, in thousands of metric tons)	2016	2015
Finished goods inventory	96	97

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2016	2015	2016	2015
Net (loss) income including noncontrolling interests	$(3)	$3	$(8)	$—
Depreciation and amortization	19	16	39	32
EBITDA	16	19	31	32
Industry trends
North American demand for newsprint fell by 6% through June compared to the same period last year, while global demand was down by 5%. In response to rising prices in North America, overseas shipments declined by 73,000 metric tons compared to the same period last year. Despite continued declines in demand, the North American operating rate remains in excess of 92% so far in 2016.

Three months ended June 30, 2016 vs. June 30, 2015
Operating (loss) income variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING (LOSS) INCOME VARIANCE

3
(20)
(11)
(1)
11
5
5
3
2
(3)
3
(3)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q2'15 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q2'16 OPERATING LOSS

Sales
Newsprint sales dropped by $32 million, or 11%, to $257 million in the quarter, reflecting a $24 per metric ton drop in average transaction price, mainly for the export market and a 38,000 metric ton decrease in shipments. During the quarter a newsprint machine at our Augusta mill was permanently closed, which resulted in the reduction of approximately 190,000 metric tons of annual production capacity. This decision was motivated by the ongoing structural challenges in the newsprint market and was necessary to avoid costly rotating downtime.
Compared to the second quarter of 2015, our domestic and international shipments both fell by 7%. Accordingly, our domestic shipments represented 60% of total newsprint shipments in the period.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $21 million lower in the period, reflecting the effect of lower volume, the weaker Canadian dollar and a $5 million improvement in manufacturing costs, due to:

•	lower power costs ($4 million), including a benefit from the reduced power rates on Quebec’s north shore to compensate for the higher cost related to processing spruce budworm infested wood;

•	lower wood chip prices ($2 million); and

•	higher contribution from our cogeneration assets in Thunder Bay that sell power externally ($2 million);
offset in part by higher maintenance costs ($3 million).

Six months ended June 30, 2016 vs. June 30, 2015
Operating loss variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(28)
(34)
(4)
16
21
17
4
3
(7)
4
(8)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'15 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'16 OPERATING LOSS

Sales
Newsprint sales dropped by $66 million, or 11%, to $514 million in the first half of the year, reflecting both a $36 per metric ton drop in average transaction price, including the unfavorable effect of the weaker Canadian dollar on sales denominated in that currency, and a 53,000 metric ton decrease in shipments. The drop in average transaction price was most notable in the international market, decreasing by $57 per metric ton.
Compared to the first half of 2015, our domestic and international shipments both fell by 5%. Accordingly, our domestic shipments represented 60% of total newsprint shipments in the period.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $54 million lower in the period, reflecting the effect of lower volume, the weaker Canadian dollar and a $21 million improvement in manufacturing costs, due to:

•	lower power costs ($11 million), including a benefit from the reduced power rates on Quebec’s north shore to compensate for the higher cost related to processing spruce budworm infested wood;

•	lower steam costs ($5 million), mainly due to lower natural gas prices;

•	higher contribution from our cogeneration assets in Thunder Bay that sell power externally ($4 million); and

•	lower wood chip prices ($3 million);
offset in part by higher maintenance costs ($3 million).

Distribution costs
After removing the effects of the lower volume and the weaker Canadian dollar, distributions costs were $2 million lower primarily due to lower fuel surcharges, offset in part by higher freight rates.
Depreciation and amortization
The higher depreciation and amortization is due to the decrease of the useful lives of certain of our machinery and equipment, offset in part by the permanent closure of a newsprint machine at our Augusta mill.

SPECIALTY PAPERS
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2016	2015	2016	2015
Sales	$255	$272	$522	$544
Operating income (1)	16	17	23	22
EBITDA (2)	26	36	46	58
(In thousands of short tons)
Shipments	382	388	775	770
Downtime	4	15	6	25

	June 30,
(Unaudited, in thousands of short tons)	2016	2015
Finished goods inventory	88	114

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2016	2015	2016	2015
Net income including noncontrolling interests	$16	$17	$23	$22
Depreciation and amortization	10	19	23	36
EBITDA	26	36	46	58
Industry trends
Demand for uncoated mechanical papers in the first six months of the year was down by 4% in North America. Supercalendered, or “SC”, papers were down by 8%, while demand for standard paper grades was flat. Industry production in the period was down by 5%, keeping operating rates at around 89%.

North American coated mechanical demand was down by 8% in the first six months of the year. Production was also down significantly, by 162,000 short tons (147,000 metric tons), which represents a reduction of 11%. Consequently, operating rates in North America were 92% for the period.
Three months ended June 30, 2016 vs. June 30, 2015
Operating income variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

17
(4)
(12)
(1)
2
3
1
1
9
16
Q2'15 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q2'16 OPERATING INCOME

Sales
Specialty paper sales decreased by $17 million, or 6%, to $255 million in the quarter, reflecting a $33 per short ton drop in average transaction price, or 5%, mainly for coated mechanical and SC grades, and a 6,000 short ton (5,000 metric tons) reduction in shipments.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effects of the weaker Canadian dollar and lower volume, our manufacturing costs were unchanged in the period, mostly due to better internal hydroelectric generation of $3 million offset by unfavorable chemical usage.

Depreciation and amortization
The lower depreciation and amortization reflects the reduced carrying value of our Catawba paper assets after the $176 million impairment charge taken in the fourth quarter of 2015.
Six months ended June 30, 2016 vs. June 30, 2015
Operating income variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

22
4
(24)
(2)
(3)
(2)
10
3
13
2
23
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'15 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'16 OPERATING INCOME

Sales
Specialty paper sales decreased by $22 million, or 4%, to $522 million in the first half of the year. The average transaction price dropped by $32 per short ton as a result of lower market prices across all grades, mostly for coated mechanical and SC grades. Shipments, however, increased by 5,000 short tons (5,000 metric tons).
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effects of the weaker Canadian dollar and higher volume, our manufacturing costs increased by $2 million in the period, reflecting primarily unfavorable chemical usage of $5 million offset in part by better internal hydroelectric generation.
Distribution costs
Distributions costs improved by $3 million due to lower fuel surcharges and the effect of the weaker Canadian dollar, offset in part by higher freight rates.
Depreciation and amortization
The lower depreciation and amortization reflects the reduced carrying value of our Catawba paper assets after the $176 million impairment charge taken in the fourth quarter of 2015.

CORPORATE AND OTHER
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2016	2015	2016	2015
Cost of sales, excluding depreciation, amortization and distribution costs	$(12)	$(15)	$(19)	$(32)
Depreciation and amortization	(3)	(4)	(6)	(6)
Selling, general and administrative expenses	(7)	(7)	(15)	(15)
Closure costs, impairment and other related charges	(37)	—	(37)	(6)
Net gain on disposition of assets	—	—	2	—
Operating loss	$(59)	$(26)	$(75)	$(59)
Interest expense	(9)	(11)	(19)	(23)
Other income, net	—	1	13	6
Income tax provision	(13)	(10)	(23)	(20)
Net loss including noncontrolling interests	$(81)	$(46)	$(104)	$(96)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2016	2015	2016	2015
Net loss including noncontrolling interests	$(81)	$(46)	$(104)	$(96)
Interest expense	9	11	19	23
Income tax provision	13	10	23	20
Depreciation and amortization	3	4	6	6
EBITDA	$(56)	$(21)	$(56)	$(47)
Foreign exchange translation loss (gain)	3	(1)	(3)	(3)
Closure costs, impairment and other related charges	37	—	37	6
Inventory write-downs related to closures	5	—	5	1
Start-up costs	1	1	4	2
Net gain on disposition of assets	—	—	(2)	—
Non-operating pension and OPEB costs	6	12	12	26
Other income, net	(3)	—	(10)	(3)
Adjusted EBITDA	$(7)	$(9)	$(13)	$(18)
Three months ended June 30, 2016 vs. June 30, 2015
Cost of sales, excluding depreciation, amortization and distribution costs
We incurred COS of $12 million in the quarter, consisting mostly of non-operating pension and OPEB costs of $6 million, and write-downs of mill stores and other supplies ($5 million), primarily related to the permanent closure of a newsprint machine at our Augusta mill.
This compares to COS of $15 million in the year-ago period, which included non-operating pension and OPEB costs ($12 million) and asset preservation costs ($2 million).

Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $37 million in the quarter, primarily for accelerated depreciation in connection with the permanent closure of a newsprint machine at our Augusta mill. No such costs were recorded in the year-ago period.
Six months ended June 30, 2016 vs. June 30, 2015
Cost of sales, excluding depreciation, amortization and distribution costs
We incurred COS of $19 million in the first half of the year, including non-operating pension and OPEB costs of $11 million, write-downs of mill stores and other supplies ($5 million), mostly as a result of the permanent closure of a newsprint machine at our Augusta mill, and start-up costs of $3 million for the continuous pulp digester project and tissue manufacturing and converting facility, both in Calhoun.
This compares to COS of $32 million in the year-ago period, which included non-operating pension and OPEB costs ($26 million), asset preservation costs for the permanently closed Fort Frances, Ontario, Laurentide, Quebec, and Iroquois Falls, Ontario, mills ($5 million) and start-up costs with our Atikokan, Ontario, sawmill ($2 million).
Closure costs, impairment and other related charges
In 2016, we recorded closure costs, impairment and other related charges of $37 million, primarily for accelerated depreciation associated to the permanent closure of a newsprint machine at our Augusta mill. In the same period last year, we recorded closure costs, impairment and other related charges of $6 million, primarily for idling and cleaning costs at our permanently closed Iroquois Falls mill ($5 million).
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our asset-based revolving credit facility (or “ABL credit facility”) to fund our operations, make pension contributions, and finance our working capital and capital expenditures. In addition, from time to time we may use available cash to reduce debt. As of June 30, 2016, we had cash and cash equivalents of $40 million and availability of $412 million under our ABL credit facility.
Given the timing of previously disclosed annual pension contributions payable on July 31, 2016: the 2016 supplemental contribution and the 2016 additional solvency deficit reduction contribution, totaling $29 million, we borrowed an additional $60 million under the ABL credit facility in July 2016 to sustain our planned capital expenditures for our tissue manufacturing and converting facility project in Calhoun. We still do not expect to borrow more than $150 million in the aggregate in 2016.
In our view, we have sufficient financial resources available to finance our business plan, meet working capital requirements and maintain an appropriate level of capital spending.

Flow of Funds
Summary of cash flows

	Six Months Ended June 30,
(Unaudited, in millions)	2016	2015
Net cash provided by operating activities	$69	$90
Net cash used in investing activities	(107)	(83)
Net cash provided by (used in) financing activities	19	(40)
Effect of exchange rate changes on cash and cash equivalents	1	(1)
Net decrease in cash and cash equivalents	$(18)	$(34)
Six months ended June 30, 2016 vs. June 30, 2015
Net cash provided by operating activities
We generated $69 million of cash from operating activities in the first half of 2016, compared to $90 million in the year-ago period. The decrease is attributable to a reduction in profitability, and an increase in the first half of 2016 of raw material inventory at some of our sawmills, compared to a decrease in the year-ago period.
Net cash used in investing activities
Cash used in investing activities, up $24 million against the year-ago period, consisted mostly of cash invested in fixed assets, which reflects investments in strategic projects such as: the tissue manufacturing and converting facility in Calhoun; and the implementation of our integrated business management software. The current period also included countervailing duty cash deposits of $12 million, offset by a consideration of $5 million received from the disposition of our 50% interest in Produits Forestiers Petit-Paris Inc.
Net cash provided by (used in) financing activities
We borrowed $20 million under our ABL credit facility in the first half of 2016, to sustain the capital expenditures for our continued transformation strategy. In the same period of 2015, we used $40 million in financing activities, almost all of which related to share repurchases.
Countervailing duty cash deposit requirements
Since October 20, 2015, we have been required to make cash deposits at a subsidy rate of 17.87% for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. Based on our current operating parameters, the cash deposits could be as high as $25 million per year. As of June 30, 2016, we have made $16 million of cash deposits. For additional information, see Item 1A, “Risk Factors – We are subject to countervailing duty trade remedies on exports of our SC paper to the U.S., which could adversely affect our operations and cash flows,” of the 2015 Annual Report.

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
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of June 30, 2016. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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
Effective January 1, 2015, we modified our U.S. OPEB plan so that unionized participants, upon reaching Medicare eligibility, are provided Medicare coverage via a Medicare Exchange program rather than via a Company-sponsored medical plan. On March 2, 2016, a proposed class action lawsuit (Reynolds, et al v. Resolute Forest Products Inc., Resolute FP US Inc., Resolute FP US Health and Resolute Welfare Benefit Plan) was filed in the United States District Court for the Eastern District of Tennessee on behalf of certain Medicare-eligible retirees who were previously unionized employees of our Calhoun, Tennessee; Catawba, South Carolina; and Coosa Pines, Alabama mills, and their spouses and dependents. The plaintiffs allege that the modifications described above breach the collective bargaining agreements and plan covering the members of the proposed class in the lawsuit. Plaintiffs seek reinstatement of the health care benefits as in effect before January 1, 2015, for the proposed class in the lawsuit. The Company disputes the allegations in the complaint and intends to defend the action. On May 23, 2016, the Company filed a motion to dismiss the complaint. The proposed class action lawsuit is at a preliminary stage and no class has been certified nor has a date been set to hear our motion to dismiss. Accordingly, we are not presently able to determine the ultimate resolution of this matter or to reasonably estimate the potential impact on our Consolidated Financial Statements.
On June 23, 2016, Environment Canada charged our subsidiary, Fibrek s.e.n.c., with alleged violations of Sections 36(3) and 38(4) of the Fisheries Act (Canada), which prohibit the deposit or discharge of deleterious substances in water frequented by fish, and require reporting of an irregular discharge, or a serious and imminent risk of an irregular discharge, which results, or could reasonably be expected to result, in detriment to fish, fish habitat, or human use of fish. The charges are based on discharges of effluent in the Mistassini and Ashuapmushan rivers alleged to have occurred at our Saint-Félicien, Quebec pulp mill between January 2012 and October 2013, before and shortly after we acquired control of Fibrek s.e.n.c. on May 2, 2012. Environment Canada has not yet disclosed to us the specific events alleged to have violated Sections 36(3) and 38(4) of the Fisheries Act (Canada), nor the amount of any fine or other remedy that may be sought. The proceeding will be heard by the Court of Quebec (Cour du Québec). Although we are not presently able to determine the ultimate resolution of this proceeding, we believe it will not have a material impact on the Company.

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
Date: August 9, 2016

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