Form 10-Q
period 2016-09-30
Resolute Forest Products Inc.
filed 2016-11-09
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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
Yes ☑    No ☐
As of October 31, 2016, there were 89,507,379 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$888	$905	$2,656	$2,751
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	681	687	2,026	2,097
Depreciation and amortization	51	59	157	176
Distribution costs	109	117	331	348
Selling, general and administrative expenses	37	34	115	115
Closure costs, impairment and other related charges	—	2	37	8
Net gain on disposition of assets	—	—	(2)	—
Operating income (loss)	10	6	(8)	7
Interest expense	(10)	(9)	(29)	(32)
Other income (expense), net	1	(1)	14	5
Income (loss) before income taxes	1	(4)	(23)	(20)
Income tax benefit (provision)	14	(2)	(9)	(22)
Net income (loss) including noncontrolling interests	15	(6)	(32)	(42)
Net income attributable to noncontrolling interests	(1)	—	(4)	(1)
Net income (loss) attributable to Resolute Forest Products Inc.	$14	$(6)	$(36)	$(43)
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.16	$(0.07)	$(0.40)	$(0.46)
Diluted	0.15	(0.07)	(0.40)	(0.46)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	89.9	91.1	89.8	93.3
Diluted	90.4	91.1	89.8	93.3
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) including noncontrolling interests	$15	$(6)	$(32)	$(42)
Other comprehensive income:
Unamortized prior service credits
Change in unamortized prior service credits	(4)	(4)	(12)	(12)
Income tax provision	—	—	—	—
Change in unamortized prior service credits, net of tax	(4)	(4)	(12)	(12)
Unamortized actuarial losses
Change in unamortized actuarial losses	12	20	36	60
Income tax provision	(3)	(4)	(9)	(13)
Change in unamortized actuarial losses, net of tax	9	16	27	47
Foreign currency translation	(1)	(1)	—	(3)
Other comprehensive income, net of tax	4	11	15	32
Comprehensive income (loss) including noncontrolling interests	19	5	(17)	(10)
Comprehensive income attributable to noncontrolling interests	(1)	—	(4)	(1)
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$18	$5	$(21)	$(11)
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amount)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$55	$58
Accounts receivable, net:
Trade	374	377
Other	74	92
Inventories, net	561	541
Other current assets	45	43
Total current assets	1,109	1,111
Fixed assets, net	1,839	1,810
Amortizable intangible assets, net	99	105
Goodwill	61	59
Deferred income tax assets	1,022	982
Other assets	182	153
Total assets	$4,312	$4,220

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$476	$436
Current portion of long-term debt	1	1
Total current liabilities	477	437
Long-term debt, net of current portion	726	590
Pension and other postretirement benefit obligations	1,116	1,186
Deferred income tax liabilities	2	2
Other liabilities	55	60
Total liabilities	2,376	2,275
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.5 shares issued and 89.5 shares outstanding as of September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	3,773	3,765
Deficit	(1,162)	(1,126)
Accumulated other comprehensive loss	(572)	(587)
Treasury stock at cost, 28.0 shares as of September 30, 2016 and December 31, 2015	(120)	(120)
Total Resolute Forest Products Inc. shareholders’ equity	1,919	1,932
Noncontrolling interests	17	13
Total equity	1,936	1,945
Total liabilities and equity	$4,312	$4,220
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Nine Months Ended September 30, 2016
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2015	$—	$3,765	$(1,126)	$(587)	$(120)	$13	$1,945
Share-based compensation costs for equity-classified awards	—	8	—	—	—	—	8
Net (loss) income	—	—	(36)	—	—	4	(32)
Other comprehensive income, net of tax	—	—	—	15	—	—	15
Balance as of September 30, 2016	$—	$3,773	$(1,162)	$(572)	$(120)	$17	$1,936

	Nine Months Ended September 30, 2015
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2014	$—	$3,754	$(869)	$(718)	$(61)	$11	$2,117
Share-based compensation costs for equity-classified awards	—	10	—	—	—	—	10
Net (loss) income	—	—	(43)	—	—	1	(42)
Purchases of treasury stock (5.5 shares) (Note 12)	—	—	—	—	(59)	—	(59)
Other comprehensive income, net of tax	—	—	—	32	—	—	32
Balance as of September 30, 2015	$—	$3,764	$(912)	$(686)	$(120)	$12	$2,058
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss including noncontrolling interests	$(32)	$(42)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	8	10
Depreciation and amortization	157	176
Closure costs, impairment and other related charges	36	2
Inventory write-downs related to closures	5	1
Deferred income taxes	5	26
Net pension contributions and other postretirement benefit payments	(102)	(66)
Net gain on disposition of assets	(2)	—
(Gain) loss on translation of foreign currency denominated deferred income taxes	(53)	160
Loss (gain) on translation of foreign currency denominated pension and other postretirement benefit obligations	44	(148)
Gain on disposition of equity method investment	(5)	—
Net planned major maintenance payments	(6)	(12)
Changes in working capital:
Accounts receivable	21	24
Inventories	(27)	4
Other current assets	(3)	(7)
Accounts payable and accrued liabilities	7	(45)
Other, net	(2)	7
Net cash provided by operating activities	51	90
Cash flows from investing activities:
Cash invested in fixed assets	(177)	(123)
Disposition of assets	5	—
Increase in countervailing duty cash deposits	(17)	—
Increase in deposit requirements for letters of credit, net	—	(5)
Net cash used in investing activities	(189)	(128)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	90	—
Issuance of long-term debt	46	—
Payments of debt	(1)	—
Payments of financing and credit facility fees	(1)	(3)
Purchases of treasury stock	—	(59)
Net cash provided by (used in) financing activities	134	(62)
Effect of exchange rate changes on cash and cash equivalents	1	(2)
Net decrease in cash and cash equivalents	(3)	(102)
Cash and cash equivalents:
Beginning of period	58	337
End of period	$55	$235
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
Financial statements
Our interim Consolidated Financial Statements are unaudited and have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year. These unaudited interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016. Certain prior period amounts in our Consolidated Balance Sheets and footnotes have been reclassified to conform to the 2016 presentation. The reclassifications had no effect on total assets.
Change in depreciable lives of machinery and equipment
We periodically review the estimated economic useful lives of our fixed assets. Based on this review, during the first quarter of 2016, we prospectively changed our estimate of the useful lives of certain of our machinery and equipment to reflect a net increase of estimated periods during which these assets will remain in service. As a result, effective January 1, 2016, the estimated useful lives of machinery and equipment were changed to a range of five to 25 years, increasing the weighted-average estimated useful lives of machinery and equipment by two years. The effect of this change in estimate for the three and nine months ended September 30, 2016 was to reduce “Depreciation and amortization”, and increase “Net income (loss) attributable to Resolute Forest Products Inc.”, and basic and diluted “Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders” in our Consolidated Statement of Operations as follows:

(Unaudited, in millions, except per share amounts)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Depreciation and amortization	$3	$9
Net income (loss) attributable to Resolute Forest Products Inc.	2	5
Basic net income (loss) per share attributable to Resolute Forest Products Inc.	0.02	0.06
Diluted net income (loss) per share attributable to Resolute Forest Products Inc.	0.02	0.06
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual period. All amendments to the guidance shall be adopted in the same period on a retrospective basis. The adoption of this accounting guidance will not materially impact the presentation of our cash flows.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory until the transferred assets are sold to a third party or recovered through use. This update is effective on a modified retrospective approach for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As early adoption is permitted as of the beginning of an annual period, we plan to adopt this ASU as of January 1, 2017, with a cumulative-effect adjustment to “Deficit” in our Consolidated Balance Sheet as of that date. The adoption of this accounting guidance will impact the presentation of our Consolidated Balance Sheets.
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
In 2016, we recorded measurement period adjustments to the purchase price allocation due to a change in our preliminary valuation of assets acquired and liabilities assumed as of the acquisition date, which is still subject to adjustment during the 12-month measurement period following the acquisition date or upon completion of the final valuation. As a result, we increased “Goodwill” by $2 million and decreased “Fixed assets, net” and “Amortizable intangible assets, net,” each by $1 million, in our Consolidated Balance Sheet as of September 30, 2016.
We are still in the process of evaluating new information relating to facts and circumstances that existed as of the acquisition date to validate the valuation of certain acquired intangibles assets, which will result in a reallocation of the purchase price. We are presently finalizing the amounts of the reallocation of the purchase price and expect to record a decrease to “Amortizable intangible assets, net,” which could range from $25 million to $35 million, and a corresponding increase to “Goodwill,” net of tax of approximately $10 million, in our Consolidated Balance Sheet in the fourth quarter of 2016, prior to the completion of the measurement period, as permitted.
The amount of Atlas Paper’s sales and net loss included in our Consolidated Statement of Operations were $23 million and $5 million, respectively, for the three months ended September 30, 2016 and were $70 million and $11 million, respectively, for the nine months ended September 30, 2016.
The following unaudited pro forma information for the three and nine months ended September 30, 2015 represents our results of operations as if the acquisition of Atlas Paper had occurred on January 1, 2015. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

(Unaudited, in millions except per share data)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Sales	$931	$2,825
Net loss attributable to Resolute Forest Products Inc.	(7)	(44)
Basic net loss per share attributable to Resolute Forest Products Inc.	(0.08)	(0.47)
Diluted net loss per share attributable to Resolute Forest Products Inc.	(0.08)	(0.47)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 3. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the three and nine months ended September 30, 2016, were comprised of the following:

(Unaudited, in millions)	Accelerated Depreciation	Severance and Other Costs	Total
Permanent closure
Paper machine in Augusta, Georgia
Third quarter	$—	$—	$—
First nine months	32	4	36
Other
Third quarter	—	—	—
First nine months	1	—	1
Total
Third quarter	$—	$—	$—
First nine months	33	4	37
Closure costs, impairment and other related charges for the three and nine months ended September 30, 2015, were comprised of the following:

(Unaudited, in millions)	Impairment of Assets	Accelerated Depreciation	Severance and Other Costs	Total
Permanent closures
Paper mill in Iroquois Falls, Ontario
Third quarter	$1	$1	$(1)	$1
First nine months	1	1	4	6
Paper machine in Clermont, Quebec
Third quarter	—	—	—	—
First nine months	—	2	—	2
Other
Third quarter	—	—	1	1
First nine months	—	—	—	—
Total
Third quarter	$1	$1	$—	$2
First nine months	1	3	4	8

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 4. Other Income (Expense), Net
Other income (expense), net for the three and nine months ended September 30, 2016 and 2015, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2016	2015	2016	2015
Foreign exchange (loss) gain	$—	$(5)	$3	$(2)
Gain on disposition of equity method investment (1)	—	—	5	—
Miscellaneous income	1	4	6	7
	$1	$(1)	$14	$5

(1)
On February 1, 2016, we sold for total consideration of $5 million our interest in Produits Forestiers Petit-Paris Inc., an unconsolidated entity located in Saint-Ludger-de-Milot, Quebec, in which we had a 50% interest, resulting in a gain on disposition of $5 million.

Note 5. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the nine months ended September 30, 2016, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2015	$84	$(667)	$(4)	$(587)
Amounts reclassified from accumulated other comprehensive loss (1)	(12)	27	—	15
Balance as of September 30, 2016	$72	$(640)	$(4)	$(572)

(1)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2016, were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(12)	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	—	Income tax benefit (provision)
	$(12)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$36	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	(9)	Income tax benefit (provision)
	$27	Net of tax
Total Reclassifications	$15	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and other postretirement benefit (“OPEB”) plans summarized in Note 9, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 6. Net Income (Loss) Per Share
The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) for the three and nine months ended September 30, 2016 and 2015, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2016	2015 (1)	2016 (1)	2015 (1)
Stock options	1.5	1.5	1.5	1.6
Stock unit awards	2.1	1.2	2.2	1.2

(1)	These stock options and stock unit awards were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive.
Note 7. Inventories, Net
Inventories, net as of September 30, 2016 and December 31, 2015, were comprised of the following:

(Unaudited, in millions)	September 30, 2016	December 31, 2015
Raw materials and work in process	$169	$152
Finished goods	175	179
Mill stores and other supplies	217	210
	$561	$541
During the nine months ended September 30, 2016, we recorded charges of $5 million for write-downs of mill stores and other supplies, primarily as a result of the permanent closure of a newsprint machine at our Augusta mill. These charges were included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.
Note 8. Long-Term Debt
Overview
Long-term debt, including current portion, as of September 30, 2016 and December 31, 2015, was comprised of the following:

(Unaudited, in millions)	September 30, 2016	December 31, 2015
5.875% senior notes due 2023:
Principal amount	$600	$600
Deferred financing costs	(6)	(7)
Unamortized discount	(4)	(4)
Total senior notes due 2023	590	589
Term loan due 2025	46	—
Borrowings under revolving credit facilities	90	—
Capital lease obligation	1	2
Total debt	727	591
Less: Current portion of long-term debt	(1)	(1)
Long-term debt, net of current portion	$726	$590
2023 Notes
We issued $600 million in aggregate principal amount of 5.875% senior notes due 2023 (the “2023 Notes”) on May 8, 2013. Upon their issuance, the notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that is being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

the notes, resulting in an effective interest rate of 6%. Interest on the notes is payable semi-annually on May 15 and November 15, until their maturity date of May 15, 2023. In connection with the issuance of the notes, we incurred financing costs of approximately $9 million, which were deferred and recorded as a reduction of the notes. These deferred financing costs are being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes. The fair value of the 2023 Notes was $522 million and $440 million as of September 30, 2016 and December 31, 2015, respectively, and was determined by reference to over-the-counter prices (Level 1).
ABL Credit Facility
Our senior secured asset-based revolving credit facility (the “ABL Credit Facility”) has a maturity date of May 22, 2020 and provides an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. As of September 30, 2016, we had $376 million of availability under the ABL Credit Facility, net of $40 million of borrowings and $29 million of ordinary course letters of credit outstanding. As of September 30, 2016, the fair value of the ABL Credit Facility approximated its carrying value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities (Level 2).
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility (the “Senior Secured Credit Facility”) for up to $185 million. The Senior Secured Credit Facility provides a term loan of $46 million with a maturity date of September 7, 2025 (“Term Loan”), a revolving credit facility of up to $139 million with a maturity date of September 7, 2022 (“Revolving Credit Facility”), and also provides an uncommitted option to increase the Senior Secured Credit Facility by up to $175 million, subject to certain terms and conditions.
The obligations under the Senior Secured Credit Facility are guaranteed by certain material U.S. subsidiaries of the Company and are secured by a first priority mortgage on the real property of our Calhoun, Tennessee, facility and a first priority security interest on the fixtures and equipment located therein.
Interest rates under the Senior Secured Credit Facility are based, at the Company’s election, on either a floating rate based on the London Interbank Offered Rate (“LIBOR”), or a base rate, in each case plus a spread over the index. The base rate is the highest of (i) the prime rate; (ii) the federal funds effective rate plus 0.5%; and (iii) the one-month LIBOR rate plus 1%. The applicable spread over the index fluctuates quarterly based upon the Company’s capitalization ratio, which is defined as the ratio of the Company’s funded indebtedness to the sum of the Company’s funded indebtedness and its net worth. For the Term Loan, the initial applicable spread is 1% for base rate loans and 2% for LIBOR rate loans and thereafter will range from 0.875% to 1.5% for base rate loans, and from 1.875% to 2.5% for LIBOR rate loans. For loans under the Revolving Credit Facility, the initial applicable spread is 0.625% for base rate loans and 1.625% for LIBOR rate loans and thereafter will range from 0.5% to 1.125% for base rate loans, and from 1.5% to 2.125% for LIBOR rate loans. The Senior Secured Credit Facility was issued by eight lenders within the farm credit system and will be eligible for patronage refunds. Patronage refunds are distributions of profits from lenders in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned. Future refunds will be dependent on future farm credit lender profits, made at the discretion of each farm credit lender.
In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we are required to pay a fee in respect of unutilized commitments under the Revolving Credit Facility equal to 0.325% per annum when average daily utilization under the Revolving Credit Facility for the prior fiscal quarter is less than or equal to 35% of the total revolving commitments, and 0.275% per annum when average daily utilization under the Revolving Credit Facility for the prior fiscal quarter is greater than 35% of the total revolving commitments. The fee for unutilized commitments will be 0.325% per annum initially.
Base rate loans under the Senior Secured Credit Facility may be repaid from time to time at our discretion without premium or penalty. LIBOR rate loans may be repaid from time to time at our discretion, subject to breakage costs, if any. Amounts repaid on the Term Loan may not be subsequently re-borrowed. Principal amounts under the Revolving Credit Facility may be drawn, repaid, and redrawn until September 6, 2022.
Pursuant to the Senior Secured Credit Facility, we are also required to maintain a capitalization ratio not greater than 45% at all times, available liquidity of not less than $100 million, and a collateral coverage ratio of not less than 1.8 to 1.0 (each as defined in the Senior Secured Credit Facility). In addition, the Senior Secured Credit Facility contains certain covenants applicable to the Company and its subsidiaries, including, among others: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence and repayment of indebtedness; (iii) restrictions on the existence or incurrence of liens; (iv) restrictions on the Company and certain of its subsidiaries making certain restricted payments; (v)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations, and asset dispositions; (vii) restrictions on transactions with affiliates; and (viii) restrictions on modifications to material indebtedness. The Senior Secured Credit Facility includes customary representations and warranties, and, subject to customary grace periods and notice requirements, also contains certain customary events of default.
As of September 30, 2016, we had $89 million of availability under the Revolving Credit Facility, net of $50 million of borrowings. As of September 30, 2016, the fair values of the Term Loan and Revolving Credit Facility approximated their carrying values as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities (Level 2).
Capital lease obligation
We have a capital lease obligation for a warehouse with a maturity date of December 1, 2017, which can be renewed for 20 years at our option. Minimum monthly payments are determined by an escalatory price clause.
Note 9. Employee Benefit Plans
Pension and OPEB plans
The components of net periodic benefit cost relating to our pension and OPEB plans for the three and nine months ended September 30, 2016 and 2015, were as follows:
Pension Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2016	2015	2016	2015
Service cost	$5	$5	$15	$17
Interest cost	54	56	161	172
Expected return on plan assets	(62)	(64)	(185)	(198)
Amortization of actuarial losses	13	21	40	63
Amortization of prior service credits	—	—	(1)	(1)
	$10	$18	$30	$53
OPEB Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2016	2015	2016	2015
Service cost	$1	$1	$1	$1
Interest cost	2	1	6	5
Amortization of actuarial gains	(1)	(1)	(4)	(3)
Amortization of prior service credits	(4)	(4)	(11)	(11)
	$(2)	$(3)	$(8)	$(8)
Defined contribution plans
Our expense for the defined contribution plans totaled $6 million and $5 million for the three months ended September 30, 2016 and 2015, respectively, and $16 million and $15 million for the nine months ended September 30, 2016 and 2015, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 10. Income Taxes
The income tax benefit (provision) attributable to income (loss) before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35% for the three and nine months ended September 30, 2016 and 2015, as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2016	2015	2016	2015
Income (loss) before income taxes	$1	$(4)	$(23)	$(20)
Income tax benefit (provision):
Expected income tax benefit	—	1	8	7
Changes resulting from:
Valuation allowance (1)	(20)	(16)	(65)	(43)
Adjustments for unrecognized tax benefits (2)	37	2	37	3
Foreign exchange	(5)	(8)	(2)	(15)
State income taxes, net of federal income tax benefit	2	1	5	3
Foreign tax rate differences	4	3	12	6
Effect of change in tax rates (3)	—	18	—	18
Other, net (4)	(4)	(3)	(4)	(1)
	$14	$(2)	$(9)	$(22)

(1)
We recorded a valuation allowance of $20 million and $16 million for the three months ended September 30, 2016 and 2015, respectively, and $65 million and $43 million for the nine months ended September 30, 2016 and 2015, respectively, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets.

(2)
During the three months ended September 30, 2016, we recorded tax benefits of $37 million, almost all of which related to the release of previously unrecognized tax benefits due to the lapse of the statute of limitations of the applicable jurisdictions.

(3)
During the three months ended September 30, 2015, we recorded an income tax benefit of $18 million as a result of a change in tax rates on deferred income taxes, primarily due to an intercompany asset transfer in connection with an operating company realignment.

(4)	During the three months ended September 30, 2016, we recorded an income tax provision of $4 million upon the completion of a tax audit.
Deferred tax charge
As a result of a gain on an intercompany asset transfer in connection with an operating company realignment in 2015, a $36 million income tax provision was deferred and recorded in “Other assets” in our Consolidated Balance Sheet as of September 30, 2016. This deferred tax charge is amortized, as the underlying assets are consumed or sold to an unrelated party, in “Income tax benefit (provision)” in our Consolidated Statements of Operations.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 11. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial disputes, taxes, environmental issues, activists’ damages, employment and workers’ compensation claims, Aboriginal claims and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of September 30, 2016, will not have a material adverse effect on our Consolidated Financial Statements.
Effective January 1, 2015, we modified our U.S. OPEB plan so that unionized participants, upon reaching Medicare eligibility, are provided Medicare coverage via a Medicare Exchange program rather than via a Company-sponsored medical plan. On March 2, 2016, a proposed class action lawsuit (Reynolds, et al v. Resolute Forest Products Inc., Resolute FP US Inc., Resolute FP US Health and Resolute Welfare Benefit Plan) was filed in the United States District Court for the Eastern District of Tennessee on behalf of certain Medicare-eligible retirees who were previously unionized employees of our Calhoun, Tennessee; Catawba, South Carolina; and Coosa Pines, Alabama, mills, and their spouses and dependents. The plaintiffs allege that the modifications described above breach the collective bargaining agreements and plan covering the members of the proposed class in the lawsuit. Plaintiffs seek reinstatement of the health care benefits as in effect before January 1, 2015, for the proposed class in the lawsuit. The Company disputes the allegations in the complaint and intends to defend the action. On May 23, 2016, the Company filed a motion to dismiss the complaint. The proposed class action lawsuit is at a preliminary stage and no class has been certified. Accordingly, we are not presently able to determine the ultimate resolution of this matter or to reasonably estimate the potential impact on our Consolidated Financial Statements.
On February 26, 2015, a countervailing duty petition was filed with the U.S. Department of Commerce (“Commerce”) and the U.S. International Trade Commission (“Trade Commission”) by certain U.S. supercalendered (“SC”) paper producers requesting the U.S. government to impose countervailing duties on Canadian-origin SC paper exported to the U.S. market. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of SC paper to the U.S. and was selected as a mandatory respondent to be individually investigated by Commerce. On August 3, 2015, Commerce assigned a preliminary subsidy rate of 2.04% to our SC paper produced at our Canadian mills. On October 15, 2015, Commerce issued a final determination and increased the subsidy rate applicable to our Canadian-produced SC paper to 17.87%. In December 2015, the Trade Commission ruled that exports of SC paper from Canada to the U.S. have caused or threatened to cause material injury to the U.S. SC paper industry and Commerce issued its final order on the basis of the 17.87% rate. As a result, since October 20, 2015, we have been required to make cash deposits at the 17.87% subsidy rate for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. We will be required to continue making cash deposits at that rate until Commerce sets a countervailing duty rate in an administrative review, which may not be finalized until December of 2017, or possibly later. Resolute has appealed the determination of Commerce to a bi-national panel under the North American Free Trade Agreement. A hearing on that appeal was held on October 25, 2016, and Resolute is waiting for the panel's decision. Based on our current operating parameters, the cash deposits could be as high as $25 million per year. As of September 30, 2016, we have made $21 million of cash deposits. To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency will be converted into actual countervailing duties. We are not presently able to determine the ultimate resolution of this matter, but we believe it is not probable that we will be assessed with significant countervailing duties. Accordingly, no contingent loss was recorded in respect of this petition in our Consolidated Statement of Operations for the nine months ended September 30, 2016.
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (“Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($11 million, based on the exchange rate

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

in effect on September 30, 2016) for the eventual payment of those claims. The hearing in this matter is expected to begin in 2019.
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the Canadian court with jurisdiction in the creditor protection proceedings from which AbitibiBowater Inc. (our predecessor entity) and all but one of its affiliates emerged in 2010 (the “Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the Creditor Protection Proceedings. These plans are subject to the funding relief regulations described in Note 13, “Pension and Other Postretirement Benefit Plans - Canadian pension funding,” to our Consolidated Financial Statements for the year ended December 31, 2015, and we contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the plan of reorganization and the terms of our emergence from the Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($115 million, based on the exchange rate in effect on September 30, 2016), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.
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
We have recorded $9 million and $12 million of environmental liabilities as of September 30, 2016 and December 31, 2015, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We have also recorded $22 million and $23 million of asset retirement obligations as of September 30, 2016 and December 31, 2015, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Other liabilities” in our Consolidated Balance Sheets.
Other matters
On October 30, 2014, we received a notice from the Ministry of Natural Resources and Forestry of Ontario (the “MNRF”) directing us to repay a conditional incentive of Cdn $23 million ($18 million, based on the exchange rate in effect on September 30, 2016) offered in 2007 toward the construction of an electricity-producing turbine, should we fail to restart our Fort Frances, Ontario, pulp and paper mill or otherwise implement an alternative remedy that is acceptable to the MNRF. Several extensions to implement an alternative remedy have been granted to us by the MNRF, with the latest remedy date being January 2, 2017. We announced the permanent closure of the mill in the second quarter of 2014 and have been exploring a number of opportunities for the mill. We are not presently able to determine the outcome of this process, but we currently believe that we could reach an acceptable outcome for the MNRF. Accordingly, we have recorded no contingent liability in respect of this notice in our Consolidated Balance Sheet as of September 30, 2016.
Note 12. Share Capital
On May 28, 2015, our board of directors authorized a $50 million increase to our existing $100 million share repurchase program, which was originally launched in May of 2012. During the three and nine months ended September 30, 2015, we repurchased 2.3 million and 5.5 million shares, respectively, at a cost of $22 million and $59 million, respectively. We did not repurchase any shares during the three and nine months ended September 30, 2016. There remains $24 million under the program.

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
Information about certain segment data for the three and nine months ended September 30, 2016 and 2015, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue	Wood Products (2)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
Third quarter
2016	$198	$23	$168	$242	$257	$888	$—	$888
2015	230	—	131	258	286	905	—	905
First nine months
2016	619	70	432	756	779	2,656	—	2,656
2015	679	—	404	838	830	2,751	—	2,751
Depreciation and amortization (3)
Third quarter
2016	$10	$2	$7	$17	$11	$47	$4	$51
2015	14	—	9	16	18	57	2	59
First nine months
2016	28	6	23	56	34	147	10	157
2015	40	—	26	48	54	168	8	176
Operating income (loss)
Third quarter
2016	$5	$(5)	$36	$(8)	$(2)	$26	$(16)	$10
2015	22	—	9	(10)	9	30	(24)	6
First nine months
2016	37	(11)	52	(16)	21	83	(91)	(8)
2015	59	—	10	(10)	31	90	(83)	7

(1)
Market pulp sales excluded inter-segment sales of $11 million and $5 million for the three months ended September 30, 2016 and 2015, respectively, and $26 million and $13 million for the nine months ended September 30, 2016 and 2015, respectively, which are transacted at cost.

(2)
Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $4 million and $6 million for the three months ended September 30, 2016 and 2015, respectively, and $14 million and $15 million for the nine months ended September 30, 2016 and 2015, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

(3)
As discussed in Note 1, “Organization and Basis of Presentation,” we changed our estimate of the useful lives of certain of our machinery and equipment to reflect a net increase of estimated periods during which these assets will remain in service. The effect of this change in estimate was to (decrease) increase “Depreciation and amortization” by reportable segment for the three and nine months ended September 30, 2016 as follows:

(Unaudited, in millions)	Market Pulp	Tissue	Wood Products	Newsprint	Specialty Papers	Total
Third quarter 2016	$(4)	$—	$(3)	$6	$(2)	$(3)
First nine months 2016	(14)	—	(9)	18	(4)	(9)

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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, the Balance Sheets as of September 30, 2016 and December 31, 2015, and the Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2016
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$722	$549	$(383)	$888
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	684	377	(380)	681
Depreciation and amortization	—	19	32	—	51
Distribution costs	—	43	66	—	109
Selling, general and administrative expenses	5	14	18	—	37
Operating (loss) income	(5)	(38)	56	(3)	10
Interest expense	(20)	—	(3)	13	(10)
Other income, net	—	11	3	(13)	1
Equity in income of subsidiaries	39	11	—	(50)	—
Income (loss) before income taxes	14	(16)	56	(53)	1
Income tax benefit	—	—	13	1	14
Net income (loss) including noncontrolling interests	14	(16)	69	(52)	15
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to Resolute Forest Products Inc.	$14	$(16)	$68	$(52)	$14
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$18	$(19)	$75	$(56)	$18

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Nine Months Ended September 30, 2016
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,193	$1,602	$(1,139)	$2,656
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,067	1,095	(1,136)	2,026
Depreciation and amortization	—	62	95	—	157
Distribution costs	—	126	205	—	331
Selling, general and administrative expenses	15	46	54	—	115
Closure costs, impairment and other related charges	—	37	—	—	37
Net gain on disposition of assets	—	—	(2)	—	(2)
Operating (loss) income	(15)	(145)	155	(3)	(8)
Interest expense	(59)	—	(9)	39	(29)
Other income, net	—	46	7	(39)	14
Equity in income (loss) of subsidiaries	38	(11)	—	(27)	—
(Loss) income before income taxes	(36)	(110)	153	(30)	(23)
Income tax provision	—	(1)	(9)	1	(9)
Net (loss) income including noncontrolling interests	(36)	(111)	144	(29)	(32)
Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
Net (loss) income attributable to Resolute Forest Products Inc.	$(36)	$(111)	$140	$(29)	$(36)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(21)	$(120)	$164	$(44)	$(21)

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2016
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$21	$34	$—	$55
Accounts receivable, net	—	304	144	—	448
Accounts receivable from affiliates	—	458	363	(821)	—
Inventories, net	—	250	320	(9)	561
Note, advance and interest receivable from parent	—	377	—	(377)	—
Notes and interest receivable from affiliates	—	48	—	(48)	—
Other current assets	—	27	18	—	45
Total current assets	—	1,485	879	(1,255)	1,109
Fixed assets, net	—	697	1,142	—	1,839
Amortizable intangible assets, net	—	43	56	—	99
Goodwill	—	61	—	—	61
Deferred income tax assets	—	—	1,020	2	1,022
Note receivable from parent	—	428	—	(428)	—
Note receivable from affiliate	—	111	—	(111)	—
Investments in consolidated subsidiaries and affiliates	4,120	2,036	—	(6,156)	—
Other assets	—	58	124	—	182
Total assets	$4,120	$4,919	$3,221	$(7,948)	$4,312
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$13	$220	$243	$—	$476
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	458	363	—	(821)	—
Note, advance and interest payable to subsidiaries	377	—	—	(377)	—
Notes and interest payable to affiliate	—	—	48	(48)	—
Total current liabilities	848	584	291	(1,246)	477
Long-term debt, net of current portion	590	136	—	—	726
Note payable to subsidiary	428	—	—	(428)	—
Note payable to affiliate	—	—	111	(111)	—
Pension and other postretirement benefit obligations	—	332	784	—	1,116
Deferred income tax liabilities	—	1	1	—	2
Other liabilities	—	24	31	—	55
Total liabilities	1,866	1,077	1,218	(1,785)	2,376
Total equity	2,254	3,842	2,003	(6,163)	1,936
Total liabilities and equity	$4,120	$4,919	$3,221	$(7,948)	$4,312

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2016
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$21	$30	$—	$51
Cash flows from investing activities:
Cash invested in fixed assets	—	(126)	(51)	—	(177)
Disposition of assets	—	—	5	—	5
Increase in countervailing duty cash deposits	—	(17)	—	—	(17)
Increase in notes receivable from affiliate	—	(4)	—	4	—
Net cash used in investing activities	—	(147)	(46)	4	(189)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	—	90	—	—	90
Issuance of long-term debt	—	46	—	—	46
Payments of debt	—	(1)	—	—	(1)
Payments of financing and credit facility fees	—	(1)	—	—	(1)
Increase in notes payable to affiliate	—	—	4	(4)	—
Net cash provided by financing activities	—	134	4	(4)	134
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	8	(11)	—	(3)
Cash and cash equivalents:
Beginning of period	—	13	45	—	58
End of period	$—	$21	$34	$—	$55

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2015
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$106	$(16)	$—	$90
Cash flows from investing activities:
Cash invested in fixed assets	—	(62)	(61)	—	(123)
Increase in deposit requirements for letters of credit, net	—	—	(5)	—	(5)
Investment in common stock of subsidiary	—	(225)	—	225	—
Advance to parent	—	(59)	—	59	—
Decrease in notes receivable from affiliates	—	3	—	(3)	—
Net cash used in investing activities	—	(343)	(66)	281	(128)
Cash flows from financing activities:
Payments of financing and credit facility fees	—	(2)	(1)	—	(3)
Purchases of treasury stock	(59)	—	—	—	(59)
Issuance of common stock	—	—	225	(225)	—
Advance from subsidiary	59	—	—	(59)	—
Decrease in notes payable to affiliate	—	—	(3)	3	—
Net cash (used in) provided by financing activities	—	(2)	221	(281)	(62)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)
Net (decrease) increase in cash and cash equivalents	—	(239)	137	—	(102)
Cash and cash equivalents:
Beginning of period	—	257	80	—	337
End of period	$—	$18	$217	$—	$235

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF THIRD-PARTY DATA
Statements in this quarterly report on Form 10-Q that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts and initiatives to reduce costs and increase revenues and profitability; business and operating outlook; future financial results, including financial measures not recognized under generally accepted accounting principles (or “GAAP”); future pension funding obligations; assessment of market conditions; growth and diversification strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; the expected benefits of our acquisition of Atlas Paper Holdings, Inc. and its subsidiaries (or “Atlas Paper”); and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this quarterly report on Form 10-Q include, but are not limited to, the impact of: developments in alternative media, which are expected to continue to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; any additional closure costs and long-lived asset or goodwill impairment or accelerated depreciation charges; currency fluctuations; global economic conditions; intense competition in the forest products industry; negative publicity, even if unjustified; the highly cyclical nature of the forest products industry; contributions to our Canadian pension plans at levels higher than expected; the terms of our outstanding indebtedness, which could restrict our current and future operations; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate our businesses and the businesses of Atlas Paper or that such integration may be more difficult, time-consuming or costly than expected or expected benefits from the acquisition may not be fully realized or realized within the expected time frame; future acquisitions, divestitures or other strategic transactions or projects we may pursue; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; future regulation of our Canadian softwood lumber exports to the United States; countervailing duties, cash deposit requirements or other trade remedies, which could require us to set aside or pay a substantial amount of cash and impact the competitive position of the affected operations; any difficulties in obtaining wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; any labor disputes; changes in political or economic conditions in Canada, the United States or other countries in which our products are manufactured or sold; physical and financial risks associated with climate change; any additional environmental or health and safety liabilities; disruptions to our supply chain, operations or the delivery of our products; losses that are not covered by insurance; the actions of holders of a significant percentage of our common stock; extreme weather conditions or natural or man-made disasters; cyber security risks; and the potential risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission, or the “SEC”, on February 29, 2016 (the “2015 Annual Report”).
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
OVERVIEW
Resolute Forest Products is a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in close to 80 countries. The company owns or operates over 40 pulp, paper, tissue and wood products facilities in the United States, Canada and South Korea, as well as power generation assets in Canada and the United States. We are the biggest Canadian producer of wood products east of the Rockies and one of the most significant pulp producers in North America. By capacity, we are the number one producer of newsprint in the world and the largest producer of uncoated mechanical papers in North America. We are also an emerging tissue producer.
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

•
Financial strength - we make disciplined capital management a priority; we believe in maintaining a flexible and conservative capital structure. Our financial strength gives us the ability to consider a range of suitable opportunities to expand our activities in market pulp, tissue and wood products, all of which have strong growth potential.

Our Business
For information relating to our business, including our products, strategy, sustainable performance and development, and power generation assets, refer to our 2015 Annual Report.
Third Quarter Overview
Three months ended September 30, 2016 vs. September 30, 2015
Our operating income was $10 million in the quarter, compared to operating income of $6 million in the third quarter of 2015. Excluding special items, we generated operating income of $17 million, compared to $23 million in the year-ago period. Special items are described below.
Our net income in the quarter was $14 million, or $0.15 per share, compared to a net loss of $6 million, or $0.07 per share, in the year-ago period. Our net income in the quarter, excluding special items, was $19 million, or $0.21 per share, compared to net income, excluding special items, of $14 million, or $0.15 per share, in the year-ago period.

Three Months Ended September 30, 2016	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$10	$14	$0.15
Adjustments for special items:
Start-up costs	1	1	0.01
Non-operating pension and OPEB costs	6	6	0.07
Other income, net	—	(1)	(0.01)
Income tax effect of special items	—	(1)	(0.01)
Adjusted for special items (1)	$17	$19	$0.21

Three Months Ended September 30, 2015	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$6	$(6)	$(0.07)
Adjustments for special items:
Foreign exchange translation loss	—	5	0.06
Closure costs, impairment and other related charges	2	2	0.02
Start-up costs	2	2	0.02
Non-operating pension and OPEB costs	13	13	0.14
Other income, net	—	(4)	(0.04)
Income tax effect of special items	—	2	0.02
Adjusted for special items (1)	$23	$14	$0.15

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

Nine months ended September 30, 2016 vs. September 30, 2015
Our operating loss was $8 million, in the first nine months of the year, compared to operating income of $7 million in the year-ago period. Excluding special items, we generated operating income of $55 million, compared to $59 million in the year-ago period. Special items are described below.
Our net loss in the first nine months of the year was $36 million, or $0.40 per share, compared to a net loss of $43 million, or $0.46 per share, for the first nine months of 2015. Our net income in the period, excluding special items, was $7 million, or $0.08 per share, compared to net income, excluding special items, of $2 million, or $0.02 per share, in the year-ago period.

Nine Months Ended September 30, 2016	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(8)	$(36)	$(0.40)
Adjustments for special items:
Foreign exchange translation gain	—	(3)	(0.04)
Closure costs, impairment and other related charges	37	37	0.41
Inventory write-downs related to closures	5	5	0.06
Start-up costs	5	5	0.06
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and OPEB costs	18	18	0.20
Other income, net	—	(11)	(0.12)
Income tax effect of special items	—	(6)	(0.07)
Adjusted for special items (1)	$55	$7	$0.08

Nine Months Ended September 30, 2015	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$7	$(43)	$(0.46)
Adjustments for special items:
Foreign exchange translation loss	—	2	0.02
Closure costs, impairment and other related charges	8	8	0.09
Inventory write-downs related to closures	1	1	0.01
Start-up costs	4	4	0.04
Non-operating pension and OPEB costs	39	39	0.42
Other income, net	—	(7)	(0.08)
Income tax effect of special items	—	(2)	(0.02)
Adjusted for special items (1)	$59	$2	$0.02

(1)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – Third Quarter Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except per share amounts)	2016	2015	2016	2015
Sales	$888	$905	$2,656	$2,751
Operating income (loss) per segment:
Market pulp	5	22	37	59
Tissue	(5)	—	(11)	—
Wood products	36	9	52	10
Newsprint	(8)	(10)	(16)	(10)
Specialty papers	(2)	9	21	31
Segment total	26	30	83	90
Corporate and other	(16)	(24)	(91)	(83)
Operating income (loss)	10	6	(8)	7
Net income (loss)	14	(6)	(36)	(43)
Net income (loss) per common share:
Basic	$0.16	$(0.07)	$(0.40)	$(0.46)
Diluted	0.15	(0.07)	(0.40)	(0.46)
Adjusted EBITDA (1)	$68	$82	$212	$235

(Unaudited, in millions)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$55	$58
Total assets	4,312	4,220

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2016	2015	2016	2015
Net income (loss) including noncontrolling interests	$15	$(6)	$(32)	$(42)
Interest expense	10	9	29	32
Income tax (benefit) provision	(14)	2	9	22
Depreciation and amortization	51	59	157	176
EBITDA	$62	$64	$163	$188
Foreign exchange translation loss (gain)	—	5	(3)	2
Closure costs, impairment and other related charges	—	2	37	8
Inventory write-downs related to closures	—	—	5	1
Start-up costs	1	2	5	4
Net gain on disposition of assets	—	—	(2)	—
Non-operating pension and OPEB costs	6	13	18	39
Other income, net	(1)	(4)	(11)	(7)
Adjusted EBITDA	$68	$82	$212	$235
On November 16, 2015 (or the “acquisition date”), we acquired Atlas Paper, a manufacturer of a range of tissue products. We began consolidating the results of operations of Atlas Paper in our Consolidated Financial Statements as of the acquisition date. During the three and nine months ended September 30, 2016, the tissue segment generated sales of $23 million and $70 million, respectively, and incurred an operating loss of $5 million and $11 million, respectively.
Three months ended September 30, 2016 vs. September 30, 2015
Operating income variance analysis
Sales
Excluding Atlas Paper sales of $23 million, sales were $40 million, or 4%, lower than in the year-ago period, to $888 million. Volume had a $41 million unfavorable impact, which reflects a decline of 10% in shipments of market pulp, 9% in newsprint and 7% in specialty papers, partially offset by higher shipments in wood products of 20%. Overall pricing was up by $1 million, reflecting an increase of 5% in the average transaction price for wood products and 3% for newsprint, almost entirely offset by a drop of 5% in the average transaction price for market pulp, and 3% for specialty papers.

Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, were $6 million lower in the quarter. After removing the effects of the Canadian dollar fluctuation, given that approximately 60% of our production capacity is based in Canada, and the lower overall volume, offset in part by the COS related to the newly acquired Atlas Paper, manufacturing costs increased by $3 million, reflecting:

•	a favorable property tax adjustment and the recognition of tax credits in connection with infrastructure investments, in the year-ago period ($13 million);

•	unfavorable chemical costs ($7 million); and

•	higher maintenance and labor costs ($5 million);
mostly offset by:

•	lower wood costs ($9 million), including lower fuel prices and favorable usage;

•
lower defined benefit pension and OPEB plans costs ($7 million), mostly due to lower amortization of actuarial losses, as a result of the lower balance sheet net pension and OPEB liability as of December 31, 2015; and

•
better power costs ($5 million), mostly price-related, including a benefit from the reduced power rates on Quebec’s north shore to compensate for the higher cost related to processing spruce budworm infested wood.

Distribution costs
After removing the effect of lower volume, distribution costs were $4 million lower than in the year-ago period, primarily due to lower fuel surcharges, and the expiration of the 2006 Softwood Lumber Agreement (or the “SLA”) in October 2015, under which our Canadian softwood lumber exports to the U.S. had been subject to export duties ($2 million).
Depreciation and amortization
Depreciation and amortization was $8 million lower in the quarter, largely reflecting the reduced carrying value of our Catawba, South Carolina, paper assets after the $176 million impairment charge taken in the fourth quarter of 2015, the net increase of the useful lives of certain of our machinery and equipment, and the permanent closure of a newsprint machine at our Augusta, Georgia, mill in the second quarter of 2016, partially offset by the depreciation and amortization related to the newly acquired Atlas Paper.
Net income (loss) variance analysis
Income taxes
We recorded an income tax benefit of $14 million in the quarter, on income before income taxes of $1 million, compared to none expected based on the U.S. federal statutory income tax rate of 35%. The difference reflects a $37 million adjustment primarily related to the release of previously unrecognized tax benefits due to the lapse of the statute of limitations of the applicable jurisdictions, partially offset by a $20 million valuation allowance related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets.
In the third quarter of 2015, we recorded an income tax provision of $2 million, on a loss before income taxes of $4 million, compared to an expected income tax benefit of $1 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects a $16 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets and foreign exchange related items, offset in part by a change in tax rates on deferred income taxes due to an intercompany asset transfer in connection with an operating company realignment.

Nine months ended September 30, 2016 vs. September 30, 2015
Operating (loss) income variance analysis
Sales
Excluding Atlas Paper sales of $70 million, sales were $165 million, or 6%, lower than in the year-ago period, to $2,656 million. Sales volume decreased by $45 million because of lower shipments in newsprint, down by 6%, as well as market pulp and specialty papers, both down by 2%, only partially offset by higher shipments in wood products, up by 9%. Pricing had an unfavorable impact of $120 million, including the effect of currency of $6 million, reflecting a 7% drop in the average transaction price for market pulp, 4% for newsprint, 4% for specialty papers, and 2% for wood products.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $71 million lower in the period. After removing the effects of the Canadian dollar fluctuation and the lower volume, offset in part by the COS related to the newly acquired Atlas Paper, manufacturing costs improved by $34 million, reflecting:

•
lower defined benefit pension and OPEB plans costs ($24 million), mostly due to lower amortization of actuarial losses, as a result of the lower balance sheet net pension and OPEB liability as of December 31, 2015;

•	lower wood costs ($16 million), including lower fuel prices and favorable usage;

•
better power costs ($15 million), mostly price-related, including a benefit from the reduced power rates on Quebec’s north shore to compensate for the higher cost related to processing spruce budworm infested wood;

•	lower steam costs ($14 million), mainly due to lower natural gas prices;

•	lower recovered paper costs ($9 million);

•	higher contribution from our cogeneration assets that sell power externally and our hydroelectric facilities ($7 million); and

•	lower wood chip prices ($3 million);

partially offset by:

•	higher maintenance costs ($17 million);

•	favorable property tax adjustments and the recognition of tax credits in connection with infrastructure investments, in the year-ago period ($15 million);

•	unfavorable chemical costs ($8 million);

•	higher labor costs ($7 million); and

•	write-downs of mill stores and other supplies ($5 million), primarily as a result of the permanent closure of a newsprint machine at our Augusta mill.
Distribution costs
After removing the effects of lower volume and the Canadian dollar fluctuation, distribution costs were $9 million lower than in the year-ago period. The decrease is mostly due to lower fuel surcharges, and the expiration of the SLA in October 2015, under which our Canadian softwood lumber exports to the U.S. had been subject to export duties ($4 million), offset in part by an increase in average length of haul and higher freight rates.
Depreciation and amortization
Depreciation and amortization was $19 million lower in the period, largely reflecting the reduced carrying value of our Catawba paper assets after the $176 million impairment charge taken in the fourth quarter of 2015, the net increase of the useful lives of certain of our machinery and equipment, and the permanent closure of a newsprint machine at our Augusta mill in the second quarter of 2016, offset in part by depreciation and amortization related to the newly acquired Atlas Paper, our new and refurbished sawmills in Ontario and the implementation of our integrated business management software.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “– Segment Earnings – Corporate and Other” below.
Net loss variance analysis
Other income, net
We recorded other income, net, of $14 million in 2016, compared to $5 million in the year-ago period. This mostly reflects, in the current period, a $5 million gain on the disposition of our 50% interest in Produits Forestiers Petit-Paris Inc. and a non-cash foreign exchange gain of $3 million on the translation of Canadian dollar net monetary balances, compared mainly to a non-cash foreign exchange loss of $2 million in the year-ago period.
Income taxes
We recorded an income tax provision of $9 million in the period, on a loss before income taxes of $23 million, compared to an expected income tax benefit of $8 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects mostly a $65 million valuation allowance related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, partially offset by a $37 million adjustment primarily related to the release of previously unrecognized tax benefits due to the lapse of the statute of limitations of the applicable jurisdictions, and foreign tax rate differences.
In 2015, we recorded an income tax provision of $22 million, on a loss before income taxes of $20 million, compared to an expected income tax benefit of $7 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects mainly a $43 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets and foreign exchange items, offset in part by a change in tax rates on deferred income taxes due to an intercompany asset transfer in connection with an operating company realignment and state and foreign tax rate differences.

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

MARKET PULP
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2016	2015	2016	2015
Sales	$198	$230	$619	$679
Operating income (1)	5	22	37	59
EBITDA (2)	15	36	65	99
(In thousands of metric tons)
Shipments	323	360	1,020	1,039
Downtime	10	25	47	90

	September 30,
(Unaudited, in thousands of metric tons)	2016	2015
Finished goods inventory	100	77

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2016	2015	2016	2015
Net income including noncontrolling interests	$5	$22	$37	$59
Depreciation and amortization	10	14	28	40
EBITDA	15	36	65	99
Industry trends

World demand for chemical pulp grew by 3.3% through September, including an increase of 11.2% in China, and reductions of 1.6% and 0.5% in Western Europe and North America, respectively. World capacity grew by 3.6% in that time, mostly reflecting the significant expansion of Latin American hardwood capacity.
World demand for softwood was up by 3.6% through September. This reflects increases in shipments of 11.1% and 2.5% to China and North America, respectively, while shipments to Western Europe were down by 1.0%. In the same period, demand for hardwood was up by 3.0%, with shipments to China up by 11.4%, while North America and Western Europe were down by 4.7% and 2.5%, respectively.
Three months ended September 30, 2016 vs. September 30, 2015
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

22
(23)
(9)
17
(8)
1
2
4
(1)
5
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q3'15 OPERATING INCOME
Q3'16 OPERATING INCOME

Sales
Sales were $32 million lower, or 14%, to $198 million in the quarter. The average transaction price dropped by $29 per metric ton due to softer market conditions in North America, with lower market prices across all grades. Shipments were 37,000 metric tons lower, mainly for softwood grades. The decrease in shipments was in large part due to the timing of the annual outage and operating difficulties in Thunder Bay, Ontario.
We recorded 10,000 metric tons of downtime in the third quarter of 2016, compared to 25,000 metric tons in the year-ago period. The third quarter of 2015 included more downtime related to production slowback at our recycled bleached kraft (or “RBK”) mills.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $10 million in the period. Manufacturing costs increased by $8 million after adjusting for the effects of lower volume and the Canadian dollar fluctuation, mostly reflecting:

•	a favorable property tax adjustment in the year-ago period ($4 million);

•	higher labor and maintenance costs ($3 million); and

•	unfavorable chemical costs ($2 million).

Depreciation and amortization
The lower depreciation and amortization is due to the increase of the useful lives of certain of our machinery and equipment.
Nine months ended September 30, 2016 vs. September 30, 2015
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

59
(11)
(49)
11
1
10
2
1
12
1
37
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'15 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'16 OPERATING INCOME

Sales
Sales were $60 million lower, or 9%, to $619 million in the first nine months of the year. The average transaction price dropped by $48 per metric ton as a result of lower market prices across all grades, but mostly for softwood. Shipments were 19,000 metric tons lower, mainly for fluff.
We recorded 47,000 metric tons of downtime in the first nine months of 2016, compared to 90,000 metric tons in the year-ago period. The 2015 period included the annual maintenance in Saint-Félicien, Quebec, which has been deferred to October in 2016, and more downtime related to production slowback at our RBK mills.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $22 million in the period. Manufacturing costs improved by $1 million after adjusting for the effects of the Canadian dollar fluctuation and the lower volume, reflecting:

•	lower fiber costs ($9 million), mostly as a result of favorable sorted office paper prices;

•	lower steam costs ($5 million), mainly due to lower natural gas prices; and

•	lower wood chip prices ($2 million);
offset by:

•	higher maintenance and labor costs ($12 million); and

•	a favorable property tax adjustment in the year-ago period ($4 million).
Depreciation and amortization
The lower depreciation and amortization is due to the increase of the useful lives of certain of our machinery and equipment.

TISSUE
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2016	2015	2016	2015
Sales	$23	$—	$70	$—
Operating loss (1)	(5)	—	(11)	—
EBITDA (2)	(3)	—	(5)	—
(In thousands of short tons)
Shipments	15	—	46	—
Downtime	—	—	—	—

	September 30,
(Unaudited, in thousands of short tons)	2016	2015
Finished goods inventory	4	—

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2016	2015	2016	2015
Net loss including noncontrolling interests	$(5)	$—	$(11)	$—
Depreciation and amortization	2	—	6	—
EBITDA	(3)	—	(5)	—
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

Industry trends
In the first nine months of the year, total tissue consumption in the U.S. grew by 3.3% against the same period last year. U.S. converted tissue products shipments were up 1.9% in the period compared to the year-ago period, led by away-from home shipments, which grew 2.7%, while at-home shipments increased by 1.6%. U.S. parent roll production in the period showed only a marginal growth of 1.6% from the previous year. Tissue capacity increased by 2.7%, contributing to a 94% average industry operating rate, 1.2% lower than the year-ago period.
Three months ended September 30, 2016
Operating loss analysis
During the third quarter of 2016, the tissue segment incurred an operating loss of $5 million. The average transaction price was $1,549 per short ton; sales were $23 million on shipments of 15,000 short tons (14,000 metric tons). We began the integration of RBK pulp in the third quarter of 2016 and expect to complete the integration by the end of the year.
Nine months ended September 30, 2016
Operating loss analysis
During the first nine months of 2016, the tissue segment incurred an operating loss of $11 million. The average transaction price was $1,532 per short ton; sales were $70 million on shipments of 46,000 short tons (42,000 metric tons). COS were $63 million, including $4 million of integration-related costs. We completed the integration of virgin pulp supply with our U.S. pulp network in the first quarter of 2016.
The operating results of Atlas Paper were lower than expected. Shipments fell short of set objectives, particularly in converted products sales. Lower productivity on tissue machines and converting lines unfavorably impacted COS, due to reliability and operational issues, as well as high employee turnover. COS were also higher due to one-off integration costs, repairs and maintenance, including reliability-related maintenance costs to bring Atlas Paper’s facilities to our safety standards, and higher material usage.

WOOD PRODUCTS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2016	2015	2016	2015
Sales	$168	$131	$432	$404
Operating income (1)	36	9	52	10
EBITDA (2)	43	18	75	36
(In millions of board feet)
Shipments (3)	506	421	1,341	1,232
Downtime	28	47	172	124

	September 30,
(Unaudited, in millions of board feet)	2016	2015
Finished goods inventory (3)	121	135

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2016	2015	2016	2015
Net income including noncontrolling interests	$36	$9	$52	$10
Depreciation and amortization	7	9	23	26
EBITDA	43	18	75	36
Industry trends
Average U.S. housing starts were 1.1 million on a seasonally-adjusted basis in the first nine months of 2016, up by 4.6% from the same period last year. Single-family starts, which consume larger lumber volumes per start, rose by 9.9%.

Three months ended September 30, 2016 vs. September 30, 2015
Operating income variance analysis

WOOD PRODUCTS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

9
28
9
(16)
2
4
(4)
3
2
(1)
36
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'15 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q3'16 OPERATING INCOME

Sales
Sales were $37 million higher, or 28%, to $168 million in the third quarter of the year, reflecting a $17 per thousand board feet increase in average transaction price, or 5%, due to the continuing recovery in demand in lumber markets. Shipments were higher by 85 million board feet, reflecting sales from our new sawmills in Northern Ontario and improved productivity for certain sawmills in Quebec, partly offset by lower sales from eight-foot stud sawmills due to lower levels of inventory following downtime taken during the second quarter of 2016.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of higher volume and the Canadian dollar fluctuation, manufacturing costs improved by $2 million, mainly reflecting lower fiber costs ($7 million), including lower fuel prices and favorable usage, offset by the recognition of tax credits in the year-ago period, in connection with infrastructure investments ($7 million).
Distribution costs
Excluding the effect of higher volume, distribution costs were $3 million lower than in the year-ago period, mainly as a result of the expiration of the SLA in October 2015, under which our Canadian softwood lumber exports to the U.S. had been subject to export duties ($2 million).

Nine months ended September 30, 2016 vs. September 30, 2015
Operating income variance analysis

WOOD PRODUCTS
(unaudited, in $ millions)

10
36
(8)
(20)
(2)
34
(5)
5
3
(1)
52
Q1-Q3'15 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1-Q3'16 OPERATING INCOME

Sales
Sales were $28 million higher, or 7%, to $432 million in the first nine months of the year. Shipments were higher by 109 million board feet, reflecting sales from our new sawmills in Northern Ontario and improved productivity for certain sawmills in Quebec, largely offset by additional downtime of 48 million board feet compared to the year-ago period, mostly as a result of market conditions, in particular unfavorable pricing for eight-foot stud grades. The average transaction price is lower by only $6 per thousand board feet, or 2%, as the demand in lumber markets continues to recover.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the Canadian dollar fluctuation and higher volume, manufacturing costs increased by $2 million, reflecting:

•	the recognition of tax credits in the year-ago period, in connection with infrastructure investments ($7 million); and

•	higher labor and maintenance costs ($4 million);
offset by lower fiber costs ($11 million), including lower fuel prices and favorable usage.
Distribution costs
After removing the effects of higher volume and the Canadian dollar fluctuation, distribution costs improved by $3 million compared to the year-ago period, primarily as a result of the expiration of the SLA in October 2015, under which our Canadian softwood lumber exports to the U.S. had been subject to export duties ($4 million).
Depreciation and amortization
The lower depreciation and amortization is due to the increase of the useful lives of certain of our machinery and equipment, offset in part by depreciation and amortization related to our new and refurbished sawmills in Ontario.

NEWSPRINT
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2016	2015	2016	2015
Sales	$242	$258	$756	$838
Operating loss (1)	(8)	(10)	(16)	(10)
EBITDA (2)	9	6	40	38
(In thousands of metric tons)
Shipments	470	517	1,499	1,599
Downtime	23	34	58	68

	September 30,
(Unaudited, in thousands of metric tons)	2016	2015
Finished goods inventory	105	101

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2016	2015	2016	2015
Net loss including noncontrolling interests	$(8)	$(10)	$(16)	$(10)
Depreciation and amortization	17	16	56	48
EBITDA	9	6	40	38
Industry trends
North American demand for newsprint fell by 5.2% through September compared to the same period last year, while global demand was down by 4.8%. In response to rising prices in North America, overseas shipments declined by 151,000 metric tons compared to the same period last year. Despite continued declines in demand, the North American operating rate remains in excess of 91% so far in 2016.

Three months ended September 30, 2016 vs. September 30, 2015
Operating loss variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(10)
(25)
9
13
1
5
1
(1)
(1)
(8)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'15 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q3'16 OPERATING LOSS

Sales
Newsprint sales dropped by $16 million, or 6%, to $242 million in the quarter. Shipments were 47,000 metric tons lower, reflecting the permanent closure of a newsprint machine at our Augusta mill during the second quarter of 2016, which resulted in the reduction of approximately 190,000 metric tons of annual production capacity. The average transaction price rose by $17 per metric ton.
Compared to the third quarter of 2015, our domestic and international shipments both fell by 9%. Domestic shipments represented 60% of total newsprint shipments in the period.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effects of lower volume and the Canadian dollar fluctuation, manufacturing costs were unchanged in the period, reflecting:

•	lower contribution from our cogeneration assets in Thunder Bay that sell power externally ($3 million); and

•	a favorable property tax adjustment in the third quarter of 2015 ($2 million);
mostly offset by lower power costs ($4 million), including a benefit from the reduced power rates on Quebec’s north shore to compensate for the higher cost related to processing spruce budworm infested wood.

Nine months ended September 30, 2016 vs. September 30, 2015
Operating loss variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(10)
(53)
(25)
(4)
29
21
18
9
4
(8)
3
(16)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'15 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'16 OPERATING LOSS

Sales
Newsprint sales dropped by $82 million, or 10%, to $756 million in the first nine months of the year, reflecting both a $20 per metric ton drop in average transaction price, including the unfavorable effect of the weaker Canadian dollar on sales denominated in that currency, and a 100,000 metric ton decrease in shipments. The decrease in average transaction price was due to the $45 per metric ton drop in market prices for exports.
Compared to the first nine months of 2015, our domestic and international shipments both fell by 6%. Domestic shipments represented 60% of total newsprint shipments in the period.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $68 million lower in the period, reflecting the effects of lower volume, the Canadian dollar fluctuation and a $21 million improvement in manufacturing costs, primarily due to:

•	lower power costs ($15 million), including a benefit from the reduced power rates on Quebec’s north shore to compensate for the higher cost related to processing spruce budworm infested wood;

•	lower steam costs ($5 million), mainly due to lower natural gas prices; and

•	favorable chemical and recovered paper costs ($4 million);
partially offset by a favorable property tax adjustment in 2015 ($4 million).
Distribution costs
After adjusting for the effects of lower volume and the Canadian dollar fluctuation, distributions costs were $3 million lower primarily due to lower fuel surcharges, offset in part by higher freight rates.
Depreciation and amortization
The higher depreciation and amortization is due to the decrease of the useful lives of certain of our machinery and equipment, offset in part by the permanent closure of a newsprint machine at our Augusta mill and the full amortization of certain assets in the fourth quarter of 2015.

SPECIALTY PAPERS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2016	2015	2016	2015
Sales	$257	$286	$779	$830
Operating (loss) income (1)	(2)	9	21	31
EBITDA (2)	9	27	55	85
(In thousands of short tons)
Shipments	384	411	1,159	1,181
Downtime	13	18	19	43

	September 30,
(Unaudited, in thousands of short tons)	2016	2015
Finished goods inventory	75	102

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2016	2015	2016	2015
Net (loss) income including noncontrolling interests	$(2)	$9	$21	$31
Depreciation and amortization	11	18	34	54
EBITDA	9	27	55	85
Industry trends
Demand for uncoated mechanical papers in the first nine months of the year was down by 5.9% in North America. Supercalendered, or “SC”, papers and standard papers were down by 9.3% and 1.8%, respectively. Industry production in the period was down by 6.3%, keeping operating rates at around 90%.

North American coated mechanical demand was down by 7.0% in the first nine months of the year. Production was also down significantly, by 234,000 short tons (212,000 metric tons), which represents a reduction of 10.5%. Consequently, operating rates in North America were 94% for the period.
Three months ended September 30, 2016 vs. September 30, 2015
Operating (loss) income variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING (LOSS) INCOME VARIANCE

9
(21)
(8)
10
(4)
1
3
7
1
(2)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'15 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q3'16 OPERATING LOSS

Sales
Specialty paper sales decreased by $29 million, or 10%, to $257 million in the quarter, reflecting a $21 per short ton drop in average transaction price, or 3%, mainly for coated mechanical and SC grades, and a 27,000 short ton (24,000 metric tons) reduction in shipments.

Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effects of lower volume and the Canadian dollar fluctuation, our manufacturing costs rose by $4 million in the period, primarily due to:

•	unfavorable chemical costs ($5 million); and

•	higher maintenance and labor costs ($4 million);
offset in part by:

•	favorable steam and power costs ($2 million); and

•	lower fiber costs ($2 million).
Depreciation and amortization
The lower depreciation and amortization reflects the reduced carrying value of our Catawba paper assets after the $176 million impairment charge taken in the fourth quarter of 2015, and the increase of the useful lives of certain of our machinery and equipment.
Nine months ended September 30, 2016 vs. September 30, 2015
Operating income variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

31
(17)
(32)
(2)
7
(6)
11
3
3
20
3
21
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'15 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'16 OPERATING INCOME

Sales
Specialty paper sales decreased by $51 million, or 6%, to $779 million in the first nine months of the year. The average transaction price dropped by $29 per short ton as a result of lower market prices across all grades, but mostly for coated mechanical and SC grades. Shipments were 22,000 short tons (20,000 metric tons) lower.

Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effects of the Canadian dollar fluctuation and lower volume, our manufacturing costs increased by $6 million in the period, reflecting:

•	unfavorable chemical costs ($10 million); and

•	higher maintenance and labor costs ($6 million);
offset in part by:

•	better internal hydroelectric generation ($3 million);

•	higher contribution from our cogeneration assets in Dolbeau, Quebec, that sell power externally ($3 million); and

•	lower fiber costs ($3 million).
Depreciation and amortization
The lower depreciation and amortization reflects the reduced carrying value of our Catawba paper assets after the $176 million impairment charge taken in the fourth quarter of 2015, and the increase of the useful lives of certain of our machinery and equipment.

CORPORATE AND OTHER
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2016	2015	2016	2015
Cost of sales, excluding depreciation, amortization and distribution costs	$(8)	$(15)	$(27)	$(47)
Depreciation and amortization	(4)	(2)	(10)	(8)
Selling, general and administrative expenses	(4)	(5)	(19)	(20)
Closure costs, impairment and other related charges	—	(2)	(37)	(8)
Net gain on disposition of assets	—	—	2	—
Operating loss	$(16)	$(24)	$(91)	$(83)
Interest expense	(10)	(9)	(29)	(32)
Other income (expense), net	1	(1)	14	5
Income tax benefit (provision)	14	(2)	(9)	(22)
Net loss including noncontrolling interests	$(11)	$(36)	$(115)	$(132)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2016	2015	2016	2015
Net loss including noncontrolling interests	$(11)	$(36)	$(115)	$(132)
Interest expense	10	9	29	32
Income tax (benefit) provision	(14)	2	9	22
Depreciation and amortization	4	2	10	8
EBITDA	$(11)	$(23)	$(67)	$(70)
Foreign exchange translation loss (gain)	—	5	(3)	2
Closure costs, impairment and other related charges	—	2	37	8
Inventory write-downs related to closures	—	—	5	1
Start-up costs	1	2	5	4
Net gain on disposition of assets	—	—	(2)	—
Non-operating pension and OPEB costs	6	13	18	39
Other income, net	(1)	(4)	(11)	(7)
Adjusted EBITDA	$(5)	$(5)	$(18)	$(23)
Three months ended September 30, 2016 vs. September 30, 2015
Cost of sales, excluding depreciation, amortization and distribution costs
We incurred COS of $8 million in the quarter, consisting mostly of non-operating pension and OPEB costs of $5 million, and start-up costs of $1 million for the tissue manufacturing and converting facility in Calhoun.
This compares to COS of $15 million in the year-ago period, which included non-operating pension and OPEB costs ($12 million) and start-up costs with the construction of our Atikokan, Ontario sawmill ($2 million).

Nine months ended September 30, 2016 vs. September 30, 2015
Cost of sales, excluding depreciation, amortization and distribution costs
We incurred COS of $27 million in the first nine months of the year, including:

•	non-operating pension and OPEB costs ($16 million);

•	write-downs of mill stores and other supplies ($5 million), mostly as a result of the permanent closure of a newsprint machine at our Augusta mill;

•	start-up costs of $4 million for the continuous pulp digester project and tissue manufacturing and converting facility, both located in Calhoun; and

•	asset preservation costs ($3 million), primarily for the permanently closed Fort Frances, Ontario, mill.
This compares to COS of $47 million in the year-ago period, which included non-operating pension and OPEB costs ($38 million), asset preservation costs for the permanently closed Fort Frances, Laurentide, Quebec, and Iroquois Falls, Ontario, mills ($6 million), and start-up costs with our Atikokan sawmill ($4 million).
Closure costs, impairment and other related charges
In 2016, we recorded closure costs, impairment and other related charges of $37 million, primarily for accelerated depreciation associated to the permanent closure of a newsprint machine at our Augusta mill. In the same period last year, we recorded closure costs, impairment and other related charges of $8 million, primarily for impairment of assets, accelerated depreciation, and idling and cleaning costs at our permanently closed Iroquois Falls mill.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our revolving credit facilities to fund our operations, make pension contributions, and finance our working capital and capital expenditures. In addition, from time to time we may use available cash to reduce debt. As of September 30, 2016, we had cash and cash equivalents of $55 million and availability of $465 million under our revolving credit facilities.
In our view, we have sufficient financial resources available to finance our business plan, meet working capital requirements and maintain an appropriate level of capital spending.
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility (or “Senior Secured Credit Facility”) for up to $185 million. The Senior Secured Credit Facility provides a term loan of $46 million with a maturity date of September 7, 2025 (or “Term Loan”), a revolving credit facility of up to $139 million with a maturity date of September 7, 2022 (or “Revolving Credit Facility”), and also provides an uncommitted option to increase the Senior Secured Credit Facility by up to $175 million, subject to certain terms and conditions.
The obligations under the Senior Secured Credit Facility are guaranteed by certain material U.S. subsidiaries of the Company and are secured by a first priority mortgage on the real property of our Calhoun, Tennessee, facility and a first priority security interest on the fixtures and equipment located therein.
Interest rates under the Senior Secured Credit Facility are based, at the Company’s election, on either a floating rate based on the London Interbank Offered Rate (or “LIBOR”), or a base rate, in each case plus a spread over the index. The base rate is the highest of (i) the prime rate; (ii) the federal funds effective rate plus 0.5%; and (iii) the one-month LIBOR rate plus 1%. The applicable spread over the index fluctuates quarterly based upon the Company’s capitalization ratio, which is defined as the ratio of the Company’s funded indebtedness to the sum of the Company’s funded indebtedness and its net worth. For the Term Loan, the initial applicable spread is 1% for base rate loans and 2% for LIBOR rate loans and thereafter will range from 0.875% to 1.5% for base rate loans, and from 1.875% to 2.5% for LIBOR rate loans. For loans under the Revolving Credit Facility, the initial applicable spread is 0.625% for base rate loans and 1.625% for LIBOR rate loans and thereafter will range from 0.5% to 1.125% for base rate loans, and from 1.5% to 2.125% for LIBOR rate loans. The Senior Secured Credit Facility was issued by eight lenders within the farm credit system and will be eligible for patronage refunds. Patronage refunds are distributions of profits from lenders in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned. Future refunds will be dependent on future farm credit lender profits, made at the discretion of each farm credit lender.
In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we are required to pay a fee in respect of unutilized commitments under the Revolving Credit Facility equal to 0.325% per annum when average daily utilization under the Revolving Credit Facility for the prior fiscal quarter is less than or equal to 35% of the total revolving commitments, and 0.275% per annum when average daily utilization under the Revolving Credit Facility for the prior fiscal quarter is greater than 35% of the total revolving commitments. The fee for unutilized commitments will be 0.325% per annum initially.
Base rate loans under the Senior Secured Credit Facility may be repaid from time to time at our discretion without premium or penalty. LIBOR rate loans may be repaid from time to time at our discretion, subject to breakage costs, if any. Amounts repaid on the Term Loan may not be subsequently re-borrowed. Principal amounts under the Revolving Credit Facility may be drawn, repaid, and redrawn until September 6, 2022.
Pursuant to the Senior Secured Credit Facility, we are also required to maintain a capitalization ratio not greater than 45% at all times, available liquidity of not less than $100 million, and a collateral coverage ratio of not less than 1.8 to 1.0 (each as defined in the Senior Secured Credit Facility). In addition, the Senior Secured Credit Facility contains certain covenants applicable to the Company and its subsidiaries, including, among others: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence and repayment of indebtedness; (iii) restrictions on the existence or incurrence of liens; (iv) restrictions on the Company and certain of its subsidiaries making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations, and asset dispositions; (vii) restrictions on transactions with affiliates; and (viii) restrictions on modifications to material indebtedness. The Senior Secured Credit Facility includes customary representations and warranties, and, subject to customary grace periods and notice requirements, also contains certain customary events of default.
Flow of Funds
Summary of cash flows

	Nine Months Ended September 30,
(Unaudited, in millions)	2016	2015
Net cash provided by operating activities	$51	$90
Net cash used in investing activities	(189)	(128)
Net cash provided by (used in) financing activities	134	(62)
Effect of exchange rate changes on cash and cash equivalents	1	(2)
Net decrease in cash and cash equivalents	$(3)	$(102)
Nine months ended September 30, 2016 vs. September 30, 2015
Net cash provided by operating activities
We generated $51 million of cash from operating activities in the first nine months of 2016, compared to $90 million in the year-ago period. The decrease is attributable to a reduction in profitability and higher pension contributions mostly related to a previously disclosed supplemental contribution in 2016.
Net cash used in investing activities
Cash used in investing activities, up $61 million against the year-ago period, consisted mostly of cash invested in fixed assets, which reflects investments in strategic projects such as: the tissue manufacturing and converting facility in Calhoun, for which $110 million was spent in 2016; and the implementation of our integrated business management software. Approximately $120 million of capital expenditures remains to be spent to complete the $270 million Calhoun tissue project. The current period also included countervailing duty cash deposits of $17 million, offset by a consideration of $5 million received from the disposition of our 50% interest in Produits Forestiers Petit-Paris Inc.

Net cash provided by (used in) financing activities
We borrowed $136 million under our credit facilities in the first nine months of 2016, to sustain the capital expenditures for our continued transformation strategy. In the same period of 2015, we used $62 million in financing activities, almost all of which related to share repurchases.
Based on borrowings of $136 million for the first nine months of 2016 and expected capital expenditures in the fourth quarter of 2016 for our continued transformation strategy, we now expect to borrow approximately $170 million in aggregate in 2016.
Countervailing duty cash deposit requirements
Since October 20, 2015, we have been required to make cash deposits at a subsidy rate of 17.87% for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. Based on our current operating parameters, the cash deposits could be as high as $25 million per year. As of September 30, 2016, we have made $21 million of cash deposits. For additional information, see Item 1A, “Risk Factors – We are subject to countervailing duty trade remedies on exports of our SC paper to the U.S., which could adversely affect our operations and cash flows,” of the 2015 Annual Report.

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
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of September 30, 2016. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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
Effective January 1, 2015, we modified our U.S. OPEB plan so that unionized participants, upon reaching Medicare eligibility, are provided Medicare coverage via a Medicare Exchange program rather than via a Company-sponsored medical plan. On March 2, 2016, a proposed class action lawsuit (Reynolds, et al v. Resolute Forest Products Inc., Resolute FP US Inc., Resolute FP US Health and Resolute Welfare Benefit Plan) was filed in the United States District Court for the Eastern District of Tennessee on behalf of certain Medicare-eligible retirees who were previously unionized employees of our Calhoun, Tennessee; Catawba, South Carolina; and Coosa Pines, Alabama, mills, and their spouses and dependents. The plaintiffs allege that the modifications described above breach the collective bargaining agreements and plan covering the members of the proposed class in the lawsuit. Plaintiffs seek reinstatement of the health care benefits as in effect before January 1, 2015, for the proposed class in the lawsuit. The Company disputes the allegations in the complaint and intends to defend the action. On May 23, 2016, the Company filed a motion to dismiss the complaint. The proposed class action lawsuit is at a preliminary stage and no class has been certified. Accordingly, we are not presently able to determine the ultimate resolution of this matter or to reasonably estimate the potential impact on our Consolidated Financial Statements.
On June 23, 2016, Environment Canada charged our subsidiary, Fibrek s.e.n.c., with alleged violations of Sections 36(3) and 38(4) of the Fisheries Act (Canada), which prohibit the deposit or discharge of deleterious substances in water frequented by fish, and require reporting of an irregular discharge, or a serious and imminent risk of an irregular discharge, which results, or could reasonably be expected to result, in detriment to fish, fish habitat, or human use of fish. The charges are based on discharges of effluent in the Mistassini and Ashuapmushan rivers alleged to have occurred at our Saint-Félicien, Quebec, pulp mill between January 2012 and October 2013, before and shortly after we acquired control of Fibrek s.e.n.c. on May 2, 2012. Environment Canada has not yet disclosed to us the specific occurrences of the events alleged to have violated Sections 36(3) and 38(4) of the Fisheries Act (Canada) that will be relied upon, nor the amount of any fine or other remedy that may be sought. The proceeding will be heard by the Court of Quebec (Cour du Québec). Although we are not presently able to determine the ultimate resolution of this proceeding, we believe it will not have a material impact on the Company.
On October 13, 2016, Environment Canada charged our subsidiary, Resolute FP Canada Inc., with alleged violations of Sections 36(3) and 38(4) of the Fisheries Act (Canada), which prohibit the deposit or discharge of deleterious substances in water frequented by fish, and require reporting of an irregular discharge, or a serious and imminent risk of an irregular discharge, which results, or could reasonably be expected to result, in detriment to fish, fish habitat, or human use of fish. The charges are based on an alleged discharge of bunker fuel into a stream, alleged to have occurred at our Baie-Comeau, Quebec, pulp mill on June 19, 2012. The proceeding will be heard by the Court of Quebec (Cour du Québec). Although we are not presently able to determine the ultimate resolution of this proceeding, we believe it will not have a material impact on the Company.

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

10.1*
Credit Agreement, dated as of September 7, 2016, among Resolute Forest Products Inc., certain U.S. subsidiaries of Resolute Forest Products Inc. as borrowers and guarantors, various lenders, and American AgCredit, PCA, as administrative agent and collateral agent.

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
Date: November 9, 2016

RESOLUTE FOREST PRODUCTS INC.

EXHIBIT INDEX

Exhibit No.	Description

10.1*
Credit Agreement, dated as of September 7, 2016, among Resolute Forest Products Inc., certain U.S. subsidiaries of Resolute Forest Products Inc. as borrowers and guarantors, various lenders, and American AgCredit, PCA, as administrative agent and collateral agent.

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