Form 10-K
period 2016-12-31
Resolute Forest Products Inc.
filed 2017-03-01
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 001-33776
RESOLUTE FOREST PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0526415
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was approximately $320 million.
As of January 31, 2017, there were 89,750,964 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2016, are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF
THIRD-PARTY DATA
Statements in this Annual Report on Form 10-K (“Form 10-K”) that are not reported financial results or other historical information of Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “Resolute,” “we,” “our,” “us” or the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts and initiatives to reduce costs and increase revenues and profitability; business and operating outlook; future pension funding obligations; assessment of market conditions; our growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; future cash flows, including as a result of the re-organization of our pension funding obligations; and strategies for achieving our goals generally, including the strategies described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business,” of this Form 10-K. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this Form 10-K include, but are not limited to, the impact of: developments in non-print media, and the effectiveness of our responses to these developments; the highly cyclical nature of the forest products industry; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions, such as Atlas Paper Holdings Inc. and its subsidiaries (“Atlas Tissue”), or divestitures or other strategic transactions or projects, such as our Calhoun, Tennessee, tissue project; uncertainty or changes in political or economic conditions in the United States, Canada or other countries in which we manufacture or sell our products; global economic conditions; any difficulties in obtaining wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; physical and financial risks associated with global, regional and local climate conditions and change; any disruption in operations or increased labor costs due to labor disputes; disruptions to our supply chain, operations or the delivery of our products; cybersecurity risks; negative publicity, even if unjustified; currency fluctuations; contributions to our pension plans at levels higher than expected; the terms of our outstanding indebtedness, which could restrict our current and future operations; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; losses that are not covered by insurance; any additional closure costs and long-lived asset or goodwill impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets; our exports from one country to another country becoming or remaining subject to countervailing duties, cash deposit requirements, border taxes, quotas or other trade remedies or restrictions; the future regulation of our Canadian exports to the U.S., including softwood lumber and supercalendered (“SC”) paper; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; the terms of our outstanding indebtedness, which could restrict our current or future operations; any violation of trade laws, export controls or other laws relating to our international sales and operations; unanticipated outcomes of legal proceedings or disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors.”
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

PART I
ITEM 1. BUSINESS
We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers. We own or operate over 40 pulp, paper, tissue and wood products facilities, as well as power generation assets in the United States and Canada. Marketing our products in over 70 countries, we have third-party certified 100% of our managed woodlands to at least one of two internationally recognized forest management standards.
Resolute Forest Products Inc., a Delaware corporation, was formed on January 25, 2007, from the merger of Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated. Our common stock trades under the stock symbol “RFP” on both the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (the “TSX”).
Executive Officers
The following is information about our executive officers as of March 1, 2017:

Name	Age	Position	Officer Since
Richard Garneau	69	President and Chief Executive Officer	2011
Steve Boniferro	60	Senior Vice President, Human Resources	2016
Yves Laflamme	60	Senior Vice President, Wood Products, Procurement and Information Technology	2007
Jo-Ann Longworth	56	Senior Vice President and Chief Financial Officer	2011
André Piché	58	Senior Vice President, Tissue Group, and Calhoun, Catawba and Mokpo Operations	2014
Richard Tremblay	53	Senior Vice President, Pulp and Paper Group	2014
Jacques P. Vachon	57	Senior Vice President, Corporate Affairs and Chief Legal Officer	2007
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
Mr. Boniferro previously served as vice president, human resources, Ontario operations and project lead strategic organization, from May 2014 to May 2016. Prior to joining Resolute Forest Products, he served as senior vice president, human resources at Catalyst Paper from January 2008 to May 2014 and as vice president, human resources at Algoma Steel from May 1997 to January 2008. Mr. Boniferro also served as staff representative and area coordinator (Northwestern Ontario) for the United Steelworkers Union from May 1988 to May 1997.
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
Market pulp
We produce market pulp at seven facilities in North America, with total capacity of approximately 1.7 million metric tons, or approximately 10% of total North American capacity, making us the third largest pulp producer in North America. Approximately 80% of our virgin pulp capacity is softwood-based: northern bleached softwood kraft (“NBSK”) pulp, southern bleached softwood kraft (“SBSK”) pulp and fluff pulp. We are also the world’s largest producer of recycled bleached kraft (“RBK”) pulp and a competitive producer of northern bleached hardwood kraft (“NBHK”) pulp and southern bleached hardwood kraft (“SBHK”) pulp. Wood pulp is the most commonly used material to make paper. Pulp not converted into paper is sold as market pulp, which is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers and other absorbent products. Approximately 27% of our 2016 market pulp shipments were exported outside of North America, including significant exports to Europe, Asia and Latin America.
Tissue
We produce tissue products at two facilities in North America, both located in Florida. With total capacity of 62,000 short tons (56,000 metric tons), we are a fully integrated manufacturer operating three tissue machines and 11 converting lines. We manufacture a range of tissue products for the away-from-home and at-home markets, including recycled and virgin paper products, covering premium, value and economy grades. We also sell parent rolls not converted into tissue products. During the first quarter of 2017, we expect to start another tissue machine, at our facility in Calhoun, which will manufacture premium and ultra-premium tissue products and have a total annual capacity of 66,000 short tons (60,000 metric tons). Three additional converting lines are in operation at Calhoun.
Wood products
We operate 16 sawmills in Canada that produce construction-grade lumber sold in North America, mostly on the East Coast. Our sawmills produce dimension spruce-pine-fir lumber and provide wood chips to our pulp and paper mills in Canada. Our sawmills also supply wood residue to our other segments, to be used as fuel to produce renewable electricity and steam. In 2016, we shipped 1.7 billion board feet of construction-grade lumber. We also operate two remanufactured wood products facilities that manufacture bed frame components, finger joints and furring strips, two engineered wood products facilities that manufacture I-joists for the construction industry, and one wood pellet facility, all of which are located in Canada.
Newsprint
We produce newsprint at 10 facilities in North America. With total capacity of approximately 2.1 million metric tons, which represents approximately 9% of total worldwide capacity and approximately 42% of total North American capacity, we are the largest producer of newsprint in the world by capacity. We sell newsprint to newspaper publishers worldwide and also to commercial printers in North America for uses such as inserts and flyers. In 2016, North American deliveries represented 61% of our total newsprint shipments.
Specialty papers
We produce specialty papers at five facilities in North America. Our specialty papers segment is composed primarily of uncoated mechanical papers, including SC and white paper, as well as coated mechanical papers. With total capacity of approximately 1 million short tons (0.9 million metric tons), or approximately 27% of total North American capacity, we are the largest producer of uncoated mechanical papers in North America, and the third largest in the world. Also, with 542,000 short tons (492,000 metric tons) of capacity, or approximately 19% of total North American capacity, we are North America’s third largest producer of coated mechanical papers. Our specialty papers are used in books, retail inserts, direct mail, coupons, magazines, catalogs and other commercial printing applications. We sell specialty papers to major commercial printers, direct mailers, publishers, catalogers and retailers, mostly in North America.

For additional information on our corporate strategy, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business” of this Form 10-K.
Pulp, tissue and paper manufacturing facilities
The following table lists the pulp, tissue and paper manufacturing facilities and the number of paper machines we owned or operated as of December 31, 2016, excluding facilities and paper machines that have been permanently closed as of December 31, 2016. The table presents our total 2016 production by product line (which represents all of our reportable segments except wood products), reflecting the impact of any downtime taken in 2016, and our 2017 capacity. Total capacity is based on an operating schedule of 360 days. In certain cases, production can exceed capacity, due to changes in the manufacturing properties of the product.

	Number of Machines	2017	2016	2016 Production By Product Line
(In thousands of metric tons)		Total Capacity	Total Production	Market Pulp	Tissue	Newsprint	Specialty Papers
Canada
Alma, Quebec	2	272	267	—	—	—	267
Amos, Quebec	1	193	195	—	—	195	—
Baie-Comeau, Quebec	2	319	312	—	—	312	—
Clermont, Quebec (1)	1	224	225	—	—	225	—
Dolbeau, Quebec	1	143	143	—	—	—	143
Gatineau, Quebec	1	193	195	—	—	195	—
Kénogami, Quebec	1	136	130	—	—	—	130
Saint-Félicien, Quebec	—	339	328	328	—	—	—
Thorold, Ontario	1	197	116	—	—	116	—
Thunder Bay, Ontario	1	539	507	303	—	204	—
United States
Augusta, Georgia	1	217	203	—	—	203	—
Calhoun, Tennessee (2)	4	666	549	92	—	69	388
Catawba, South Carolina	2	720	672	212	—	—	460
Coosa Pines, Alabama	—	268	259	259	—	—	—
Fairmont, West Virginia	—	218	144	144	—	—	—
Grenada, Mississippi	1	231	225	—	—	225	—
Hialeah, Florida	2	32	31	—	31	—	—
Menominee, Michigan	—	178	131	131	—	—	—
Sanford, Florida	1	24	21	—	21	—	—
Usk, Washington (3)	1	226	222	—	—	222	—
South Korea
Mokpo, South Korea (4)	1	37	198	—	—	198	—
Other
Permanently closed paper machine (5)			62	—	—	62	—
	24	5,372	5,135	1,469	52	2,226	1,388

(1)	Donohue Malbaie Inc. is located in Clermont and is a consolidated subsidiary in which we have a 51% interest. The amounts in the above table represent the mill’s total capacity and production.

(2)	Our Calhoun facility is expected to start a tissue machine during the first quarter of 2017.

(3)	Ponderay Newsprint Company is located in Usk and is an unconsolidated partnership in which we have a 40% interest. The amounts in the above table represent the mill’s total capacity and production.

(4)	In 2017, we announced the permanent closure of our Mokpo paper mill effective March 9, 2017.

(5)	In 2016, we permanently closed a paper machine in Augusta. For additional information, see Note 4, “Closure Costs, Impairment and Other Related Charges,” to our Consolidated Financial Statements.

Wood products facilities
The following table lists the sawmills we owned or operated as of December 31, 2016, excluding facilities that have been permanently closed as of December 31, 2016. The table presents our total 2016 production, reflecting the impact of any downtime taken in 2016, and our 2017 capacity. We do not have access to enough timber to operate most of the sawmills at their total mechanical capacity. Total capacity is based on an operating schedule of 355 days.

	2017	2016
(In million board feet)	Total Capacity	Total Production
Atikokan, Ontario	145	92
Comtois, Quebec	145	75
Girardville, Quebec	218	216
Ignace, Ontario	115	64
La Doré, Quebec	191	191
La Tuque, Quebec (1)	175	51
Maniwaki, Quebec	204	99
Mistassini, Quebec	203	203
Obedjiwan, Quebec (2)	65	51
Pointe-aux-Outardes, Quebec	175	128
Saint-Félicien, Quebec	174	155
Saint-Hilarion, Quebec	85	25
Saint-Thomas, Quebec	93	52
Senneterre, Quebec	155	115
Senneterre – Lac-Clair, Quebec (3)	140	16
Thunder Bay, Ontario	302	299
	2,585	1,832

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

(3)	On October 31, 2016, we acquired the assets of a sawmill located in Senneterre.
The following table lists the remanufactured wood, engineered wood and wood pellet products facilities we owned or operated as of December 31, 2016, and their respective 2017 capacity and 2016 production. Total capacity is based on an operating schedule of 355 days.

	2017	2016
(In million board feet, except where otherwise stated)	Total Capacity	Total Production
Remanufactured Wood Products Facilities
Château-Richer, Quebec	66	50
La Doré, Quebec	16	15
Total Remanufacturing Wood Facilities	82	65
Engineered Wood Products Facilities
Larouche and Saint-Prime, Quebec (in million linear feet) (1)	145	101
Wood Pellet Products Facility
Thunder Bay, Ontario (in thousands of metric tons)	45	43

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
Raw Materials
In the manufacture of our paper, tissue, pulp and wood products, our operations consume substantial amounts of raw materials such as wood, recovered paper (old newspapers, old magazines and sorted office paper) and chemicals, as well as energy. We purchase raw materials and energy sources (to complement internal generation) primarily on the open market. These raw materials are market-priced commodities and as such, are subject to fluctuations in market prices. For additional information about commodity price risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk” of this Form 10-K.
Wood
Our sources of wood include purchases from local producers, including sawmills that supply residual wood chips, wood harvested from government-owned land on which we hold timber supply guarantees or harvesting rights, and property we own or lease. In Quebec, new legislation has replaced the use of timber supply and forest management agreements with timber supply guarantees on government-owned land as of April 1, 2013. As a result, we no longer have long-term harvesting rights contracts in Quebec but instead are allocated a certain volume of supply through timber supply guarantees. These guarantees are five years in length and are renewable, subject to certain conditions. As of December 31, 2016, we were allocated 4.1 million cubic meters of supply through the timber supply guarantees. In Ontario, we had long-term harvesting rights for approximately 11.5 million acres of government-owned land, as of December 31, 2016. The harvesting rights licenses in Ontario are 20 years in length and automatically renew every five years, contingent upon our continual compliance with environmental performance and reforestation requirements.
We depend heavily on harvesting rights and timber supply guarantees over government-owned land in Ontario and Quebec, respectively. The volume of harvest permitted under these licenses is subject to limits, which are generally referred to as the “annual allowable cut.” The annual allowable cut is reviewed regularly, typically every five years in Quebec and every 10 years in Ontario. Between 2006 and 2011, the chief forester of the province of Quebec ordered reductions to the allowable harvest of approximately 24% in Quebec, and a further reduction of approximately 4% between 2013 and 2018. Also, as of April 1, 2013, about 25% of the then remaining timber supply guarantees allocated in Quebec were transferred to an open auction system that was implemented in 2013.
In addition to the forest management regulations that we must abide with, we have sought out independent certification for 100% of the forests that we manage or on which we hold significant harvesting rights in order to demonstrate our strong belief that it is possible to carefully harvest trees while maintaining biodiversity and protecting the forest; values important to a range of stakeholders. The woodlands that we manage are all independently certified to at least one of two internationally recognized forest management standards: Sustainable Forestry Initiative® (“SFI®”) and Forest Stewardship Council® (“FSC®”). In 2016, we successfully maintained SFI forest management certification for all of our managed woodlands in Quebec and Ontario. We also maintained the existing FSC forest management certificates that we held in Quebec and Ontario. In addition, we continue to be one of the largest holders of SFI and FSC forest management certificates in North America.
We have also instituted fiber-tracking systems at all of our North American facilities to ensure that our wood fiber supply comes from acceptable sources such as certified forests and legal harvesting operations, with the exception of our Atlas Tissue mill in Hialeah. These systems are third-party certified according to one or more of three internationally recognized chain of custody standards, namely SFI, FSC and Programme for the Endorsement of Forest Certification (“PEFC”). 100% of our wood and fiber sources is procured through the FSC Controlled Wood standard, the FSC chain of custody certification, the PEFC due diligence requirements or the SFI fiber sourcing requirements, and in some cases a combination of these standards, with the exception of our tissue mill in Hialeah, which sources 100% of its recycled fiber supply from our U.S. pulp network.
We strive to improve our forest management and wood fiber procurement practices and we encourage our wood and fiber suppliers to demonstrate continual improvement in forest resource management, wood and fiber procurement and third-party certification.
Recovered paper
We are a large consumer of recycled fiber in North America and have de-inking plants that use advanced mechanical and chemical processes to manufacture high quality pulp from recovered paper. Using recovered paper, we produce recycled newsprint comparable in quality to paper produced with 100% virgin fiber pulp, and RBK pulp. The Thorold newsprint mill and the Menominee and Fairmont pulp mills manufacture products containing 100% recycled fiber. In 2016, we used 0.9 million metric tons of recovered paper in our production processes.
Chemicals
We use various chemicals in our pulp and paper manufacturing operations including caustic soda, sodium chlorate, hydrogen peroxide, liquid sodium hydrosulfite, and sulfuric acid.
Energy
Steam and electrical power constitute the primary forms of energy used in pulp, tissue and paper production. Process steam is produced in boilers using a variety of fuel sources, as well as heat recovery units in mechanical pulp facilities. All of our mills produce 100% of their own steam requirements, with the exception of our Thorold mill. In 2016, our Alma, Calhoun, Catawba, Coosa Pines, Dolbeau, Gatineau, Kénogami, Saint-Félicien and Thunder Bay operations collectively consumed approximately 48% of their electrical requirements from internal sources, notably on-site cogeneration and hydroelectric dams. We purchased the balance of our electrical energy needs from third parties. We have seven sites that operate cogeneration facilities and all of these sites generate primarily “green energy” from renewable biomass. In addition, we utilize alternative fuels such as methane from landfills, used oil and tire-derived fuel to reduce consumption of fossil fuels.
We also have one hydroelectric generation and transmission network (Hydro-Saguenay in the Saguenay region of Quebec), which consists of seven generating stations with 170 MW of capacity and generation of 1,110 GWh. The water rights agreements required to operate some of these facilities typically range from 10 to 25 years and, subject to certain conditions, are generally renewable for additional terms. In some cases, the agreements are contingent on the continued operation of the related paper mills and a minimum level of capital spending in the region. For the other facilities, the right to generate hydroelectricity stems from our ownership of the riverbed on which these facilities are located.
Competition
In general, our products, other than tissue, are globally-traded commodities. The markets in which we compete are highly competitive and, aside from quality specifications to meet customer needs, the production of our products, other than tissue, does not depend upon a proprietary process or formula. Pricing and the level of shipments of our products are influenced by the balance between supply and demand as affected by global economic conditions, changes in consumption and capacity, the level of customer and producer inventories, and fluctuations in currency exchange rates. Prices for our products have been and are likely to continue to be highly volatile.
We compete with a number of other major market pulp producers with operations in North America. Market pulp is a globally-traded commodity for which competition exists in all major markets. We produce six major grades of market pulp (NBSK, SBSK, NBHK, SBHK, RBK and fluff) and compete with other producers from South America (eucalyptus hardwood and radiata pine softwood), Europe (northern hardwood and softwood) and Asia (mixed tropical hardwood). Price, quality, service and fiber sources are considered the main competitive determinants.
We are an integrated manufacturer of tissue products and compete with several major competitors in the North American tissue market. The key competitive attributes in this market include price, product quality, service and customer relationships. Competition is also significantly affected by geographic location, as freight costs represent a material portion of the costs. We compete with branded and private-label products within North American products.
We compete in North America with both large North American and numerous smaller local lumber producers in a highly competitive market. We also compete with European producers in the North American market during periods of favorable currencies and prices. Because there are few distinctions between lumber from different producers, competition is primarily based on price. Competition is also affected by cost and availability of wood, freight cost and labor. On November 26, 2016, a coalition of U.S. softwood lumber product producers petitioned the U.S. International Trade Commission (“Trade Commission”) requesting an investigation into alleged dumping and subsidization of Canadian softwood lumber product exports to the U.S. In December 2016, the U.S. Department of Commerce (“Commerce”) initiated investigations into the alleged dumping and subsidization. If as a result of the investigation our Canadian softwood lumber exports to the U.S. become subject to trade restrictions, such as quotas, anti-dumping duties, countervailing duties, or deposit requirements in respect of estimated duties, our cash flows, and the competitive position of our softwood lumber operations could be materially affected. For additional information, see Item 1A, “Risk Factors – Legal and Compliance Risk – There is uncertainty with respect to future regulation of our Canadian softwood lumber exports to the United States,” of this Form 10-K.
Newsprint is produced by numerous manufacturers worldwide. In 2016, the five largest North American producers represented approximately 88% of North American newsprint capacity and the five largest global producers represented approximately 33% of global newsprint capacity. Our total newsprint capacity is approximately 9% of worldwide newsprint capacity. We face competition from both large global producers and numerous smaller regional producers. Price, quality and customer relationships are important competitive determinants.
Our specialty papers, including uncoated mechanical papers and coated mechanical papers, compete on the basis of price, quality, service and breadth of product line. With approximately 27% of North American uncoated mechanical papers capacity, we are the largest producer of uncoated mechanical papers in North America and the third largest in the world. We compete with numerous uncoated mechanical paper producers, with the five largest North American producers representing 79% of the North American uncoated mechanical papers capacity and the five largest global producers representing 51% of global uncoated mechanical papers capacity in 2016. In addition, imports from overseas accounted for approximately 11% of North American uncoated mechanical paper demand in 2016. We also compete with a number of other coated mechanical paper producers with operations in North America. In 2016, the five largest North American producers represented approximately 94% of North American capacity for coated mechanical papers. Imports of coated mechanical papers accounted for approximately 14% of North American demand in 2016. We also compete with numerous worldwide suppliers of other grades of paper such as coated freesheet. Since October 20, 2015, we have been required to make cash deposits at a subsidy rate of 17.87% for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. Based on our current operating parameters, the cash deposits could be as high as $25 million in 2017. For additional information, see Item 1A, “Risk Factors – Legal and Compliance Risk – We are subject to countervailing duty trade remedies on exports of our SC paper to the U.S., which could materially affect our operations and cash flows,” of this Form 10‑K.
As with other global commodities, the competitive position of our products is significantly affected by fluctuations in foreign currency exchange rates. For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Risk,” of this Form 10-K.
Trends in non-print media are expected to continue to adversely affect demand for traditional print media, including our products and those of our customers. For additional information, see Item 1A, “Risk Factors – Strategic Risk – Developments in non-print media are expected to continue to adversely affect the demand for some of our key products, and our responses to these developments may not be successful,” of this Form 10-K.
Based on market interest, we offer a number of our products, particularly market pulp and wood products, with specific designations to one or more globally recognized forest management and chain of custody standards. Our ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond our control, such as: changes to the standards or the interpretation or the application of the standards; the adequacy of government-implemented conservation measures; and the existence of territorial disputes between First Nations and governments. If we are unable to offer certified products, or to meet commitments to supply certified product, it could adversely affect the marketability of our products and our ability to compete with other producers.
Employees
As of December 31, 2016, we employed approximately 8,300 people, of whom approximately 5,400 were represented by various unions, primarily Unifor, and the Confederation of National Trade Unions (the “CNTU”) in Canada and predominantly by the United Steelworkers International (the “USW”) in the U.S. In the past year, we renewed or entered into a number of agreements with unions, covering approximately 1,300 employees, primarily in Canada. Collective agreements covering approximately 250 employees in Canada have either expired or are scheduled to expire in 2017, affecting certain sawmills and woodlands operations.
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
Trademarks
We have registrations or pending applications for our key trademarks “RESOLUTE” and “resolute Forest Products & Design” in the countries of our principal markets, as well as “RESOLUTE FOREST PRODUCTS” and “R Design” in Canada and the United States, and “RÉSOLU” and “Produits forestiers résolu & Design” in Canada. We consider our interest in these trademarks to be important and necessary to the conduct of our business. The current registrations of these trademarks are effective for various periods of time and may be renewed periodically, provided that we, as the registered owner, comply with all applicable renewal requirements.

Environmental Matters
We are subject to a variety of federal or national, state, provincial and local environmental laws and regulations in the jurisdictions in which we operate. We believe our operations are in material compliance with current applicable environmental laws and regulations. While it is impossible to predict future environmental regulations that may be established, we believe that we will not be at a significant competitive disadvantage with regard to meeting future Canadian or United States standards. For additional information, see Note 15, “Commitments and Contingencies – Environmental matters,” to our Consolidated Financial Statements.
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
Strategic Risk
Strategic risk relates to the Company’s future business plans and strategies, including the risks associated with: the global macro-environment in which we operate; trends in our industry; demand for our products; competitive threats; product innovation; our planning, resource allocation and strategic initiatives, including mergers and acquisitions and restructuring activity; and public policy.
Developments in non-print media are expected to continue to adversely affect the demand for some of our key products, and our responses to these developments may not be successful.
Trends in non-print media are expected to continue to adversely affect demand for traditional print media, including our products and those of our customers. Neither the timing nor the extent of these trends can be predicted with certainty. Our newspaper, magazine, book and catalog publishing customers could increase their use of, and compete with, non-print media, including video and audio-based advertising and data transmission, non-print storage technologies, and non-print communication platforms such as websites and social media, which could further reduce their consumption of newsprint, commercial printing papers or other products we manufacture. The demand for some of our products has weakened significantly over the past decade. For example, over the 10 years ended December 31, 2016, according to industry statistics, North American newsprint demand fell by 65%. This trend, which similarly affects our specialty papers, could continue as a result of developments in non-print media, lower North American newspaper circulation, weaker paper-based advertising, grade substitution and conservation measures taken by publishers and retailers.
We face intense competition in the forest products industry and the failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.
We compete with numerous forest products companies, some of which have greater financial resources than we do. The trend toward consolidation in the forest products industry has led to the formation of sizable global producers that have greater flexibility in pricing and financial resources for marketing, investment and expansion than we do. Because the markets for our products are all highly competitive, actions by competitors can affect our ability to compete and the volatility of prices at which our products are sold.
The forest products industry is capital intensive, and requires significant investment to remain competitive. Some of our competitors may be lower-cost producers in some of the businesses in which we operate. In particular, the sizable low-cost hardwood and softwood grade pulp capacity in South America, which continues to grow as a result of ongoing investment and whose costs are thought to be very competitive, and the actions those mills take to gain market share, could continue to adversely affect our competitive position in similar grades. This in turn could affect our sales and cash flows, and push us to consider significant capital investments to remain competitive. Failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations.
If we are unable to offer products certified to globally recognized forestry management and chain of custody standards, it could adversely affect our ability to compete.
Based on market interest, we offer a number of our products, particularly market pulp and wood products, with specific designations to one or more globally recognized forest management and chain of custody standards. Our ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond our control, such as: changes to the standards or the interpretation or the application of the standards; the adequacy of government-implemented conservation measures; and the existence of territorial disputes between First Nations and governments. If we are unable to offer certified products, or to meet commitments to supply certified product, it could adversely affect the marketability of our products and our ability to compete with other producers.
We may not be successful in implementing our strategies to increase earnings power.
Our corporate strategy includes, on the one hand, a gradual retreat from certain paper grades, and on the other, using our strong financial position to act on opportunities to diversify and grow. This strategy has three core themes: maximizing value generation from paper, growing in pulp and wood products, and integrating our pulp into value-added quality tissue.
The implementation of our corporate strategy is complicated, could require significant capital investments, and involves significant capital allocation and financing decisions as well as a substantial number of mills, machines, and personnel. In addition, strategic initiatives could have unintended consequences, including, for example, a loss of certain pulp customers if our tissue segment becomes competitive with tissue products sold by those customers. To the extent we are unsuccessful in implementing our strategy or our efforts do not achieve the anticipated outcomes, our results of operations and cash flows may be adversely affected.
We may not successfully integrate acquired businesses with ours or realize the anticipated benefits of acquisitions, divestitures or other strategic transactions or projects.
As part of our general strategic objectives, we pursue acquisitions, divestitures and other strategic transactions and projects, such as our acquisition of Atlas Tissue and our tissue project at Calhoun, to complement, expand or optimize our business. In connection with any acquisition, divestiture, strategic transaction or project, we may not successfully integrate an acquired business or assets with ours or realize some or all of the anticipated benefits of the acquisition, divestiture, strategic transaction or project. In addition, we may not be able to successfully negotiate potential acquisitions, divestitures, strategic transactions or projects that we identify, or may not be able to obtain financing that may be needed. Future acquisitions could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities, and substantial goodwill. The negotiation of any transaction and its completion may be complex and time consuming. If we do not successfully integrate an acquired business with our own, or if we fail to realize the expected benefits of an acquisition, divestiture, strategic transaction or project, our financial position, results of operations and cash flows could be materially and adversely affected.
Changes in the political or economic conditions in the United States, Canada or other countries in which we manufacture or sell our products could adversely affect our results of operations.
We manufacture products in the United States and Canada, and we sell products throughout the world. The economic and political policies of each country and region have a significant impact on our costs and the prices of, and demand for, our products. Changes in regional economies and economic policies, including changes in the terms of or member countries to bilateral and multi-lateral trade agreements and arrangements, limitations on the ability of potential customers to import products or obtain foreign currency for payment of imported products, or political instability, including significant civil unrest, unstable or unpredictable governments in countries in which we operate or trade, acts of war or terrorist activities, can affect demand for and the cost of manufacturing and distributing our products, pricing and sales volume, directly affecting our results of operations. These changes could also affect the availability or cost of insurance.
Our business is subject to global economic conditions and is highly cyclical; soft conditions could cause a number of the risks we face to increase in likelihood, magnitude and duration.
Our operations and performance depend significantly on worldwide economic conditions. During periods of weak or weakening global economic conditions, we would expect any increase in unemployment or lower gross domestic product growth rates to adversely affect demand for our products as customers for our products delay or reduce their expenditures. During an economic downturn, end consumers may reduce newspaper and magazine subscriptions as a direct result of their financial circumstances, contributing to lower demand for our products by our customers. Advertising demand in printed magazines and newspapers, including classified advertisements, may also decline. Lower demand for print advertisements leads to fewer or smaller pages in, and may lead to less frequent publication of, printed newspapers, magazines and other advertisement circulars and periodicals, decreasing the demand for our products. In addition, demand for our market pulp products is generally associated with the production rates of paper producers, as well as consumption trends for products such as tissue, toweling and absorbent products.
An economic downturn in the U.S. may also negatively affect the U.S. housing industry, which is a significant driver for demand of our lumber and other wood-based products. For example, a decline in U.S. housing starts may create a low level of primary demand for our lumber and other wood-based products, which we would expect to result in our wood products business operating at a lower level until there is a meaningful recovery in new residential construction demand. In addition, with less lumber demand, sawmills generate less wood chips that we use in our pulp and paper mills, which leads the pulp and paper mills to increase their supply from the open market, where prices can fluctuate with market conditions. We would also have less wood residue to use internally, which would increase our fossil fuel consumption and, as a result, our costs and environmental footprint.
The forest products industry is also highly cyclical. The overall levels of demand for the products we manufacture and consequently, our sales and profitability, reflect fluctuations in levels of end user demand. As described above, end user demand depends at least in part on general economic conditions in North America and the world, and the effect can be significant. In addition to end user demand, we have experienced cyclical changes in prices, sales volume and margins for our commodity products as a result of changing market trends and the effect of capacity fluctuations on supply and demand as well as the relative competitiveness of producers. Because our commodity products have few distinguishing qualities from producer to producer, competition is based mainly on price, which is determined by supply relative to demand, which is in turn affected by the factors described above.
Operational Risk
Operational risk relates to risks arising from external events, processes, people and systems that affect the operation of our businesses. It includes: marketing and sales; woodlands management; production; supply chain and business disruption; information management, data protection and security, including cybersecurity; human resources; and other risks, including reputation.
Our manufacturing businesses may have difficulty obtaining wood fiber at favorable prices, or at all.
Wood fiber is the principal raw material we use in our business. We use both virgin fiber – wood chips and logs – and recycled fiber – old newspapers, old magazines and sorted office paper – as fiber sources for our pulp, tissue and paper mills. Our primary source for wood fiber is timber.
For our timber supply, we depend heavily on harvesting rights and timber supply guarantees over government-owned land in Ontario and Quebec, respectively. The volume of harvest permitted under these licenses is subject to limits, which are generally referred to as the “annual allowable cut.” The annual allowable cut is reviewed regularly, typically every five years in Quebec and every 10 years in Ontario. Between 2006 and 2011, the chief forester of the province of Quebec ordered reductions to the allowable harvest of approximately 24% in Quebec, and a further reduction of approximately 4% between 2013 and 2018. Also, as of April 1, 2013, about 25% of the then remaining timber supply guarantees allocated in Quebec were transferred to an open auction system that was implemented in 2013.
In addition, regulatory developments, activist campaigns and litigation advanced by Aboriginal groups or other interested parties have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada, or that meet standards required for certification standards. Future regulation, litigation, changes in forest management certification standards, and actions taken by activists to influence the availability of timber for commercial harvest could focus on any one or more of:

•	the use of timberlands;

•	forest management practices;

•	forest management and chain of custody certification standards;

•	the protection of habitats and endangered species;

•	the promotion of forest biodiversity; and

•	the response to and prevention of catastrophic wildfires.
Our access to timber may also be affected by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding and other natural and man-made causes, which could potentially reduce supply and increase prices.

Though timber is our primary source of fiber, wood fiber is a commodity and we also buy a significant portion of our fiber requirements on the open market. Prices for wood fiber are cyclical and subject to market influences, which could be concentrated in one or more regions due to market shifts.
A sustained increase in the cost of purchased energy and other raw materials would lead to higher manufacturing costs, which could reduce our margins.
Our operations consume large amounts of energy, such as electricity, natural gas, fuel oil and wood residue, a substantial proportion of which we buy on the open market. The main raw materials we require in our manufacturing processes are wood fiber, recovered paper and chemicals. The prices for raw materials and energy are volatile and may change rapidly, which impacts our manufacturing costs, directly affects our results of operations and has contributed to earnings volatility. The pricing of recycled fiber is also subject to market influences and has experienced significant fluctuations in recent years.
For our commodity products, the relationship between industry supply and demand, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass along increases in our operating costs to our customers. Any sustained increase in energy, chemical or raw material prices without any corresponding increase in product pricing would reduce our operating margins and potentially require us to limit or cease operations of one or more of our machines.
We also generate electricity for our operations at our hydroelectric facilities. There can be no certainty that we will be able to maintain our water rights, which are necessary for our hydroelectric power generating facilities, or to renew them on favorable conditions. The amount of electricity we can generate from our hydroelectric power facilities is also subject to the volume of rain or snowfall and is therefore variable from one year to the next.
We are subject to physical and financial risks associated with global, regional and local climate conditions and change.
Our operations and the operations of our suppliers are subject to climate variations, which impact the productivity of forests, the distribution and abundance of species and the spread of disease or insect epidemics, which in turn may adversely or positively affect timber production. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, snow, ice storms, the spread of disease and insect infestations. Any of these natural disasters could also affect our woodlands or cause variations in the cost of raw materials, such as fiber. Changes in precipitation resulting in droughts could adversely affect timber or our hydroelectric production.
To the extent climate change impacts raw material availability or our hydroelectric production, it may also impact our costs and revenues.
We could experience disruptions in operations or increased labor costs due to labor disputes.
As of December 31, 2016, we employed approximately 8,300 people, of whom approximately 5,400 were represented by various unions, primarily Unifor, and the CNTU in Canada and predominantly by the USW in the U.S. In the past year, we renewed or entered into a number of agreements with unions, covering approximately 1,300 employees in Canada. Collective agreements covering approximately 250 employees in Canada have either expired or are scheduled to expire in 2017, affecting certain sawmills and woodlands operations.
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
Significant difficulties in our employee relations or difficulties attracting employees for work in our remote locations could lead to operational delays or increase our costs.
Our ability to achieve our future goals and objectives is dependent, in part, on maintaining good relations with our employees and minimizing employee turnover, at our corporate offices, mills and woodlands operations. Work stoppages, excessive employee turnover or difficulty in attracting and retaining employees for work in remote locations could lead to operational delays or increased costs.

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
Although we take precautions to enhance the continuity and safety of our operations, supply chain and transportation and delivery services, and minimize the risk of disruptions, our operations, supply chain and transportation and delivery services are subject to hazards inherent in our business and the transportation of raw materials, products and wastes. These potential hazards include: explosions; fires; severe weather and natural disasters; mechanical failures; structural failures at any of our dams or hydroelectric facilities; unscheduled downtimes; prolonged power failures; supplier disruptions; labor shortages or other labor difficulties; transportation interruptions, including as a result of shortages of carriers or drivers; remediation complications; discharges or releases of toxic or hazardous substances or gases; other environmental and workplace risks; and terrorist or other violent acts.
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
We are subject to cybersecurity risks related to breaches in the technology that we use to manage our operations and other business processes, as well as breaches of security pertaining to sensitive company, customer, employee and vendor information.
We use information technologies to securely manage operations and various business functions. We rely on various technologies to process, store and report on our business and interact with customers, vendors and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security design and controls, and those of our third-party providers, our information technology and infrastructure may be vulnerable to cyber attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could result in operational disruptions or the misappropriation of sensitive data that could disrupt our operations, subject us to civil and criminal penalties, litigation or have a negative impact on our reputation. Any such disruptions or misappropriations and the resulting repercussions could negatively impact our cash flows and materially affect our results of operations or financial condition.
Negative publicity, even if unjustified, could have a negative impact on our brand and the marketability of our products.
We believe that we have established a reputation for transparent communications, responsible forestry practices and overall sustainability leadership. We also believe that our commitment to sustainable and responsible forestry practices extends well beyond strict compliance with applicable forestry regulations, which in Quebec and Ontario are already among the most, if not the most, rigorous in the world. Negative publicity, whether or not justified, relating to our operations could tarnish our reputation or reduce the value of our brand and market demand for our products. In addition, the actions of activists, whether or not justified, could impede or delay our ability to access raw materials or obtain third-party certifications with respect to forest management and chain of custody standards in order to supply certified products. In these cases, we could also have to incur significant expenses and dedicate additional resources to defend ourselves against activist campaigns, rebuild our reputation and restore the value of our brand.
Financial Risk
Financial risk relates to our ability to meet financial obligations and mitigate exposure to broad market risks, including: volatility in foreign currency exchange rates, interest rates and commodity prices; capital structure; and credit and liquidity risk, including risk related to cash management, extension of credit, collections, credit ratings and availability and cost of funding.
Currency fluctuations can adversely affect our competitive position, selling prices and manufacturing costs.
We compete with producers from around the world, particularly North America, Europe and South America, in most of our product lines with the exception of wood products and tissue, where we compete primarily with other North American producers. We sell our products mainly in transactions denominated in U.S. dollars, but we also sell in certain local currencies, including the Canadian dollar, the euro and the pound sterling. Changes in the relative strength or weakness of these currencies, particularly the U.S. dollar, could affect international trade flows in these products. A stronger U.S. dollar might attract imports, thereby increasing product supply and possibly creating downward pressure on prices. On the other hand, a weaker U.S. dollar might encourage U.S. exports but also increase manufacturing costs in Canadian dollars, or other foreign currencies.
Variations in exchange rates could also significantly affect our competitive position. In 2016, for example, the strength of the U.S. dollar against certain European currencies and the currencies of other paper producing countries, in addition to the weak currencies in a number of paper importing countries, continued to negatively affect the competitive position of North American newsprint producers selling in certain U.S. dollar-denominated international newsprint markets, like Asia and Latin America. Some of our European competitors were able to price business more aggressively in those markets as a result of the relative weakness of their local currency, which negatively affected our ability to compete, forcing us to take steps to limit our exposure to these markets.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects. In 2015 and 2016, the Canadian dollar fluctuated between a low of US$0.69 in January of 2016 and a high of US$0.85 in January of 2015. Based on operating projections for 2017, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $17 million, and vice versa.
Furthermore, certain assets and liabilities, including a substantial portion of our net pension and other postretirement benefit obligations and our net deferred income tax assets, are denominated in Canadian dollars. As a result, our earnings can be subject to the potentially significant effect of foreign currency translation gains or losses in respect of these Canadian dollar net monetary items. A fluctuation of the Canadian dollar against the U.S. dollar in any given period would generally cause a foreign currency translation gain or loss.
The amount by which our pension plans are underfunded could increase the level of required contributions, which could have an adverse impact on our financial condition.
As of December 31, 2016, we had net pension obligations of approximately $1,123 million, of which approximately 70% relates to our Canadian registered pension plans in the provinces of Quebec and Ontario and approximately 30% of which relates to our U.S. qualified pension plan. See Note 13, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements, for a description of our pension plan funding obligations, including our unfunded pension obligations.
The amount by which our pension plans are funded or underfunded varies depending upon the return on pension fund investments, the level of interest rates used to determine minimum funding levels, and other actuarial assumptions and experience. Variations from our assumptions would cause the actual amount of our required contributions to vary from our current estimates. Any additional contributions to our pension funds to fund potential resulting increased deficits would be required to be paid over seven-year or 15-year periods, depending upon the legislation applicable to the funding of the specific pension plan, except that plans that are currently subject to 15-year periods will be gradually reduced to maximum 10-year periods by December 31, 2021. Any change to laws and regulations applicable to the funding of our pension plans could also increase or decrease our future funding obligations. Similarly, because we make our Quebec and Ontario pension plan contributions in Canadian dollars, the amount of our contributions as stated in U.S. dollars can be subject to the potentially significant effect of foreign currency exchange rate variations. Any such variations could materially affect our cash flows and financial condition, in each case either positively or negatively depending on the direction and magnitude of the variation. In addition, an increase in our net pension obligations could make it more difficult to obtain financing on favorable terms.
It is also possible that Canadian provincial pension regulators could attempt to compel additional funding of certain of our Canadian registered pension plans in respect of plan members associated with sites we formerly operated in their respective provinces. On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($110 million, based on the exchange rate in effect on December 31, 2016), would have to be funded if we do not obtain the relief sought. At this time, we cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.

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
The terms of our ABL credit facility, our senior secured credit facility, and the indenture governing our senior notes could restrict our current and future operations.
The credit agreements governing our senior secured asset-based revolving credit facility, or the “ABL Credit Facility,” our senior secured credit facility, or the “Senior Secured Credit Facility,” and the indenture governing our 5.875% senior notes due 2023, or the “2023 Notes,” contain a number of restrictive covenants that impose operating and financial restrictions on us and could limit our ability to engage in activities that might be in our long-term best interests. For a description of our ABL Credit Facility, Senior Secured Credit Facility and the indenture governing the 2023 Notes, including the covenants and restrictions they contain, see Note 12, “Long-Term Debt,” to our Consolidated Financial Statements.
A breach of the covenants under the ABL Credit Facility, the Senior Secured Credit Facility or under the indenture governing the 2023 Notes could result in an event of default, which could allow holders and lenders, as the case may be, to accelerate their debt and could result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. An event of default under the ABL Credit Facility or the Senior Secured Credit Facility would also allow the lenders to terminate all commitments to extend further credit to us under those facilities. If we were unable to repay amounts due and payable under the ABL Credit Facility or the Senior Secured Credit Facility, the lenders would have the right to proceed against the collateral securing the indebtedness. In any of these events, we may seek to refinance our indebtedness, but be unable to do so on commercially reasonable terms. As a result, we could be: limited in how we conduct our business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to compete effectively or to take advantage of new business opportunities.
We may be subject to losses that might not be covered in whole or in part by our insurance coverage.
We maintain property, business interruption, credit, product, general liability, casualty and other types of insurance, including pollution and legal liability, that we believe are in accordance with customary industry practices, but we are not fully insured against all potential hazards inherent in our business, including losses resulting from natural disasters, war risks or terrorist acts. As is typical in the industry, we also do not maintain insurance for any loss to our access to standing timber from natural disasters or other causes. Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, we might not be able to finance the amount of the uninsured liability on terms acceptable to us or at all, and might be obligated to divert a significant portion of our cash flow from normal business operations.
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
We could be required to record goodwill impairment charges on all or a significant amount of the goodwill on our Consolidated Balance Sheet.
As of December 31, 2016, our Consolidated Balance Sheet included goodwill of $81 million, all of which arised from our acquisition of Atlas Tissue. Goodwill represents the excess of the purchase price of an acquisition over the fair value of identifiable tangible and intangible assets of the acquired business. The determination of goodwill involves a significant level of management estimates about future events, requires complex and subjective judgments and is subject to a fair degree of measurement uncertainty. In accordance with United States generally accepted accounting principles, the carrying value of goodwill is not amortized, and is reviewed for impairment at the reporting unit level annually, or more frequently, whenever indicators of potential impairment exist. If the net carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized, which would be recorded as operating expenses and would directly and negatively impact our reported results of operations.
We could be required to record additional valuation allowances against our recorded deferred income tax assets.
We recorded significant deferred income tax assets relating to our Canadian operations in our Consolidated Balance Sheet as of December 31, 2016. If, in the future, we determine that we are unable to recognize these deferred income tax assets as a result of sustained cumulative losses in our Canadian operations, we could be required to record additional valuation allowances for the portion of the deferred income tax assets that is not more likely than not to be realized. Such valuation allowances, if taken, would be recorded as a charge to income tax expense and would negatively impact our results of operations.
Legal and Compliance Risk
Legal and compliance risk relates to risks arising from the governmental and regulatory environment and action, standards of business conduct, contractual and other legal liability, and governance, including risk associated with: international trade regulation; legal proceedings; our shareholder relationships; and compliance with governance policies and procedures, including those relating to financial reporting, environmental health and safety. Government and regulatory risk includes the risk that governments’ or regulators’ actions will impose additional costs on us or cause us to have to change our business models or practices.
Products we produce in one country and export to another may become subject to duties or other international trade remedies or restrictions.
We produce products in the U.S. and Canada, and we sell those products worldwide. Under international agreements and the domestic trade laws of many countries, trade remedies are available to domestic industries where imports are alleged to be “dumped” or “subsidized” and such imports are alleged to cause material injury, or an imminent threat of injury, to a domestic industry. Under such laws, dumping generally involves selling for export a product at a price lower than that at which the same or similar product is sold in the home market of the exporter, or where the export prices are lower than a value that typically must be at or above the full cost of production (including sales and marketing costs) and a reasonable amount for profit. International trade laws also generally provide that subsidies from governments may be subject to trade remedies under certain circumstances. A trade remedy investigation or proceeding may involve allegations of either dumping, subsidization, or both. Where injurious dumping is found, the trade remedy is typically an anti-dumping duty order. Where injurious subsidization is found, the trade remedy is typically a countervailing duty order. In principle, a duty equal to the amount of dumping or subsidization, as applicable, is imposed on the importer of the product. However, whether or not consistent with treaty obligations or other applicable law, authorities have imposed assumed or estimated rates on products that may not be related to actual dumping by a particular producer or may not be based on subsidies actually received by the producer. Anti-dumping and countervailing duty orders do not prevent the export or import of the product, but rather require the importer of the product to pay to the government an anti-dumping duty or countervailing duty, or a deposit on estimated anti-dumping duties or countervailing duties, as applicable. The imposition of anti-dumping duties, countervailing duties, deposit requirements in respect of estimated duties, or any other trade remedy on one or more of our products could materially affect our cash flow, and the competitive position of our operations relating to the affected product.
In addition to risks related to the trade remedies discussed above, a country could impose taxes or tariffs on some or all imported products, whether or not consistent with existing trade treaties or agreements, and trade treaties, agreements and arrangements may be renegotiated or terminated, or one or more countries that are parties may withdraw. For example, the U.S. government has indicated it may consider imposing taxes on imports of some products to the U.S., and that it may seek to renegotiate the North American Free Trade Agreement to which Canada is a party and which generally provides for free trade of many products and services between the U.S., Canada and Mexico. It is uncertain whether any such actions will be taken by the U.S., and if taken whether they will affect the import of any of our Canadian products to the U.S. However, we sell a significant portion of our Canadian produced products in the U.S., and such actions by the U.S., or similar actions taken by other countries where we sell our products internationally, could materially affect our cash flow, and the competitive position of our operations relating to the affected products.
There is uncertainty with respect to future regulation of our Canadian softwood lumber exports to the United States.
On November 26, 2016, a coalition of U.S. softwood lumber product producers petitioned the Trade Commission and Commerce requesting an investigation into alleged dumping and subsidization of Canadian softwood lumber product exports to the U.S. In December 2016, Commerce initiated investigations into the alleged dumping and subsidization. On January 9, 2017, the Trade Commission preliminarily determined that there is a reasonable indication that imports of softwood lumber products to the U.S. from Canada are materially injuring the U.S. softwood lumber product industry. In January 2017, we were notified that we have been selected as one of the companies that Commerce will investigate to determine whether our Canadian softwood lumber is dumped in the U.S. or receives countervailable subsidies. If as a result of the investigation our Canadian softwood lumber exports to the U.S. become subject to trade restrictions, such as quotas, anti-dumping duties, countervailing duties, or deposit requirements in respect of estimated duties, our cash flows, and the competitive position of our softwood lumber operations could be materially affected.
In addition to the risks related to the anti-dumping and countervailable subsidy investigations, it is also possible that Canada, the U.S. and industry participants could negotiate an agreement that would restrict, through quotas, taxes or other means, the volume of softwood lumber exported from Canada to the U.S. Depending on the terms of any such agreement, our cash flows and the competitive position of our softwood lumber operations could be materially affected.
We are subject to countervailing duty trade remedies on exports of our SC paper to the U.S., which could materially affect our operations and cash flows.
In 2015, one of our Canadian subsidiaries was a respondent in a Commerce and Trade Commission investigation of whether SC paper exports from Canada receive countervailable subsidies. As a result of that investigation, since August 3, 2015, we have been required to pay cash deposits to the U.S. for estimated countervailing duties on our imports to the U.S. of SC paper produced at our Canadian mills. Between August 3, 2015 and October 15, 2015, we were required to make cash deposits at a rate of 2.04%. On October 15, 2015, that rate increased to 17.87%. We will be required to continue making cash deposits at that rate until Commerce sets a countervailing duty rate in an administrative review, which may not be finalized until December of 2017, or possibly later. Through December 31, 2016, our cash deposits totaled $27 million, and based on current operating parameters, could be as high as $25 million in 2017.
17.10% of the 17.87% subsidy rate Commerce applied to our SC paper was a punitive rate and was not based on an actual amount of subsidies we were determined to have received during the period of review. The countervailing duty rate that will be set in an administrative review, however, will be based on Commerce’s determination of countervailable subsidies received during a different period of review than the original investigation, and will not be based on the 17.87% subsidy rate. We requested an administrative review in December 2016, which is when we were first eligible to do so. Commerce commenced the review on February 13, 2017, although it has not yet announced whether we will be a respondent in that review. We may remain subject to annual administrative reviews until December 2020, or possibly later. We believe that SC paper produced at our Canadian mills will ultimately not be subject to any significant countervailing duty; however, we cannot provide any assurance regarding the countervailing duty rate that may be determined by Commerce in an administrative review. In addition, if in the administrative review Commerce sets rates based on an examination of other Canadian SC paper producers, rather than based on an examination of our Canadian subsidiary, the final duty rate set for our Canadian produced SC paper may not reflect an amount of countervailable subsidies received by us, but rather an average of the rates of Canadian producers that are individually examined in the administrative review. We believe we will be individually examined, but we cannot provide any assurances.
To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency will be converted into actual countervailing duties. In either case, once a countervailing duty rate is set, we will be required to continue paying countervailing duties at that rate, or a rate determined in a subsequent administrative review, on our imports of SC paper from our Canadian mills to the U.S. until we are determined not to be receiving countervailable subsidies. Even if the countervailing duty rate is determined to be less than 17.87%, the requirement that we make cash deposits at that 17.87% rate until the countervailing duty rate is determined requires us to set aside a substantial amount of cash, and could materially impact our cash flow, and the competitive position of our Canadian SC paper operations.

Any failure to comply with laws and regulations could require us to record additional liabilities and adversely affect our results of operations.
We are subject to a variety of foreign, federal or national, state, provincial and local laws and regulations dealing with financial reporting and disclosure obligations, corporate governance, antitrust, customs and trade, employees, contractors, transportation, taxes, timber and water rights, pensions, benefit plans, workplace health and safety, the manufacture and sale of consumer products, and the environment, among others. Many of these laws and regulations are complex and subject to differing interpretation, and the requirements of laws and regulations of different countries and jurisdictions in which we operate, have sales or otherwise do business, or in which our securities trade or in which our security holders reside, may differ or be inconsistent with one another. Compliance with these laws and regulations, including changes to them or their interpretations or enforcement, has required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. In addition, noncompliance with laws and regulations, especially those related to the environment, could significantly damage, and require us to spend substantial amounts of money to rebuild, our reputation.
As an owner of real estate and manufacturing and processing facilities, we could be required to record additional environmental and related health and safety liabilities.
As an owner and operator of real estate and manufacturing and processing facilities, we are subject, in particular, to a wide range of general and industry-specific laws and regulations relating to pollution and the protection of the environment, including those governing air emissions, wastewater discharges, timber harvesting, the storage, management and disposal of regulated substances and waste, the investigation and clean-up of contaminated sites, landfill and lagoon operation and closure, forestry operations, endangered species habitat, and health and safety. Noncompliance with these regulations can result in significant civil or criminal fines or penalties, or regulatory or judicial orders enjoining or curtailing operations. This may include liability under environmental laws for cleanup and other costs and damages, including investigation costs, tort liability and damages to natural resources, resulting from past or present spills, releases or threats of releases of regulated substances and waste on or from our current or former properties. We may also be liable under health and safety laws for related exposure of employees, contractors and other persons to substances and waste on or from our current or former properties. We may incur liability under these laws without regard to whether we knew of, were responsible for, or owned the property at the time of, any spill, release or threats of releases of any regulated substances or waste on or from any current or former property, or at properties where we arranged for the disposal of regulated materials. Claims may also arise out of currently unknown environmental conditions or aggressive enforcement efforts by government regulators, public interest groups or private parties. As a result, we may be required to record additional environmental or related health and safety liabilities.
Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.
As a result of our international sales and operations, we are required to comply with trade and economic sanctions and other restrictions imposed by the United States, Canada and other governments or organizations. We are also subject to the U.S. Foreign Corrupt Practices Act, the Canadian Corruption of Foreign Public Officials Act, the United Kingdom Bribery Act 2010 and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials and, in some jurisdictions, to other commercial parties. Changes in trade sanctions laws could restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. Violations of these laws or regulations could result in sanctions, including fines, loss of authorizations needed to conduct our international business, and other penalties, which could adversely impact our business, operating results and financial condition.
We are a party to a number of legal proceedings, and adverse judgments in certain legal proceedings could have a material adverse effect on our financial condition.
We become involved in various legal proceedings and other disputes in the normal course of business. These could include, for example, matters related to contracts, commercial disputes, taxes, environmental issues, activist’s damages, employment and workers’ compensation claims, pension and benefit plans and obligations, health and safety, financial reporting and disclosure obligations, corporate governance, antitrust, Aboriginal claims, and other matters. In addition to claims against us and our consolidated subsidiaries, these proceedings and disputes may involve claims asserted by others against unconsolidated partnerships and joint ventures in which we have an interest. Although the final outcome of any legal proceeding or dispute is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Legal proceedings that we believe could have a material adverse effect if not resolved in our favor, or that we believe to be significant, are discussed in Item 3 of this Form 10-K and in Note 15, “Commitments and Contingencies – Legal Matters” to our Consolidated Financial Statements. However, our reports do not disclose or discuss all legal proceedings and disputes of which we are aware. If our assessment of the probable outcome or materiality of a legal proceeding or dispute is not correct, we may not have made adequate provision for such loss and our consolidated financial condition, liquidity or results of operations could be adversely impacted.
In addition, if a loss resulting from an adverse outcome in connection with a legal proceeding or dispute were to affect the solvency of certain of our subsidiaries or remain unpaid for certain periods, it could result in a default under the ABL Credit Facility, the Senior Secured Credit Facility and the 2023 Notes. For additional information, see “Financial Risk - The terms of our ABL credit facility, our senior secured credit facility, and the indenture governing our senior notes could restrict our current and future operations” above.
Some legal proceedings and disputes that we may be involved in from time to time result from claims brought by us against third parties, including customers, suppliers, governments or governmental agencies, activists and others. Even if such a legal proceeding or dispute does not involve a claim for damages or other penalty or remedial action against us, such a proceeding or dispute could nevertheless adversely affect our relationships with those and other third parties.
There are significant holders of our common stock, and their interests could differ from those of other stockholders, and their actions could affect the price of our common stock.
There are several significant holders who own a substantial percentage of the outstanding shares of our common stock, and they could increase their percentage ownership even further. These holders could be in a position to influence the outcome of actions requiring shareholder approval, including, among other things, the election of board members. This concentration of ownership could also facilitate or hinder a negotiated change of control and consequently, impact the value of our common stock. In addition, the possibility that one or more of these holders may sell all or a large portion of our common stock in a short period of time may adversely affect the trading price of our common stock.
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
We hold the properties that we own or lease, and the rights and supply guarantees described above, through various operating subsidiaries, including our principal U.S. operating subsidiary, Resolute FP US Inc., our principal Canadian operating subsidiary, Resolute FP Canada Inc., and Resolute Growth Canada Inc., which holds or operates assets related to our growth and diversification initiatives in Canada, including our Ontario sawmills and wood pellet facility, as well as our Saint-Félicien pulp mill. For a list of our subsidiaries, see Exhibit 21.1, “Subsidiaries of the registrant,” of this Form 10-K.
The obligations under the Senior Secured Credit Facility are secured by a first priority mortgage on the real property of our Calhoun facility and a first priority security interest on the fixtures and equipment located therein.

ITEM 3. LEGAL PROCEEDINGS
In addition to the proceedings described below, see the description of our material pending legal proceedings in Note 15, “Commitments and Contingencies - Legal matters,” to our Consolidated Financial Statements, which is incorporated in this “Item 3 - Legal Proceedings” by reference.
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
On June 23, 2016, Environment Canada charged our subsidiary, Fibrek s.e.n.c., with alleged violations of Sections 36(3) and 38(4) of the Fisheries Act (Canada), which prohibit the deposit or discharge of deleterious substances in water frequented by fish, and require reporting of an irregular discharge, or a serious and imminent risk of an irregular discharge, which results, or could reasonably be expected to result, in detriment to fish, fish habitat, or human use of fish. The charges were based on discharges of effluent in the Mistassini and Ashuapmushan rivers alleged to have occurred at our Saint-Félicien, Quebec, pulp mill between January 2012 and October 2013, before and shortly after we acquired control of Fibrek s.e.n.c. on May 2, 2012. On February 9, 2017, we settled this proceeding and agreed to plead guilty to two charges and pay Cdn $12,500 in fines and to make a Cdn $112,500 contribution to the Environmental Damages Fund in connection with events which occurred during the period of January 19 to June 20, 2012, and therefore originated from practices carried out prior to our acquisition of control of Fibrek s.e.n.c.
On October 13, 2016, Environment Canada charged our subsidiary, Resolute FP Canada Inc., with alleged violations of Sections 36(3) and 38(4) of the Fisheries Act (Canada). The charges are based on an alleged discharge of bunker fuel into a stream, alleged to have occurred at our Baie-Comeau, Quebec, paper mill on June 19, 2012. The proceeding will be heard by the Court of Quebec (Cour du Québec). Although we are not presently able to determine the ultimate resolution of this proceeding, we believe it will not have a material impact on the Company.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades under the stock symbol “RFP” on both the NYSE and the TSX.
The high and low prices of our common stock on the NYSE for 2015 and 2016, by quarter, are set forth below.

	High	Low
2015
First quarter	$19.26	$15.26
Second quarter	18.45	10.86
Third quarter	11.80	8.14
Fourth quarter	10.60	6.65
2016
First quarter	$8.40	$3.79
Second quarter	6.95	4.55
Third quarter	6.10	4.57
Fourth quarter	5.85	3.70
As of January 31, 2017, there were approximately 3,315 holders of record of our common stock.
We did not pay dividends in both 2016 and 2015. Any future determination to pay dividends will be at the discretion of the board of directors and will be dependent on then-existing conditions, including our financial condition, results of operations, capital requirements, contractual and legal restrictions, business prospects and other factors that the board of directors considers relevant. Our debt agreements contain restrictions on our ability to pay dividends and repurchase shares, as further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Resources,” of this Form 10-K.
On May 28, 2015, our board of directors authorized a $50 million increase to our existing $100 million share repurchase program, which was originally launched in May of 2012. During the year ended December 31, 2015, we repurchased an additional 5.5 million shares, at a cost of $59 million. We did not repurchase any shares in 2016. There remains $24 million under the program.
See Part III, Item 12 of this Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding our equity compensation plan.

The following graph compares the cumulative total return attained by shareholders on our common stock versus the cumulative total returns of the Standard & Poor’s 500 (the “S&P 500”) index and a peer group of five companies since December 31, 2011. The individual companies comprising the peer group are: Domtar Corporation, International Paper Company, UPM-Kymmene Corporation, Verso Corporation and Weyerhaeuser Company. The graph tracks the performance of a $100 investment in our common stock, in the S&P 500 index and in the peer group on December 31, 2011 (with the reinvestment of all dividends) to December 31, 2016. The stock price performance included in the graph is not indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents a summary of historical consolidated financial information for each of the last five years and should be read in conjunction with Items 7 and 8 of this Form 10-K. The selected financial information for the years ended December 31, 2016, 2015 and 2014, and as of December 31, 2016 and 2015, under the captions “Statement of Operations Data,” “Segment Sales Information,” “Statement of Cash Flows Data” and “Financial Position” shown below has been derived from our audited Consolidated Financial Statements.

	Years Ended December 31,
(In millions, except per share amounts)	2016	2015	2014	2013	2012
Statement of Operations Data
Sales	$3,545	$3,645	$4,258	$4,461	$4,503
Operating loss	(26)	(219)	(174)	(2)	(28)
Net loss including noncontrolling interests	(76)	(255)	(274)	(639)	(33)
Net (loss) income attributable to Resolute Forest Products Inc.	(81)	(257)	(277)	(639)	1
Basic net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	(0.90)	(2.78)	(2.93)	(6.75)	0.01
Diluted net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	(0.90)	(2.78)	(2.93)	(6.75)	0.01
Dividends declared per common share	—	—	—	—	—
Segment Sales Information
Market pulp	$836	$889	$974	$1,053	$814
Tissue	89	11	—	—	—
Wood products	596	536	610	569	500
Newsprint	1,009	1,105	1,402	1,473	1,627
Specialty papers	1,015	1,104	1,272	1,366	1,562
	$3,545	$3,645	$4,258	$4,461	$4,503
Statement of Cash Flows Data
Net cash provided by operating activities	$81	$138	$186	$206	$266
Cash invested in fixed assets	249	185	193	161	169

	As of December 31,
(In millions, except otherwise indicated)	2016	2015	2014	2013	2012
Financial Position
Fixed assets, net	$1,842	$1,810	$1,985	$2,289	$2,440
Total assets	4,277	4,220	4,914	5,377	6,333
Total debt (1)	762	591	590	591	534
Additional Information
Number of employees	8,300	8,000	7,700	8,400	9,300

(1)
In 2013, we issued $600 million aggregate principal of 2023 Notes and used the proceeds to redeem the remaining $501 million of principal amount of our senior secured notes due in 2018. In 2016, we entered into the Senior Secured Credit Facility for up to $185 million, which included a term loan of $46 million. We also borrowed $90 million under the Senior Secured Credit Facility and $35 million under the ABL Credit Facility in 2016. For additional information, see Note 12, “Long-Term Debt,” to our Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is intended to help the reader understand Resolute Forest Products, our results of operations, cash flows and financial condition. The discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes (or the “Consolidated Financial Statements”) contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K (or “Form 10-K”).
When we refer to “Resolute Forest Products,” “we,” “our,” “us” or the “Company,” we mean Resolute Forest Products Inc. with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated.
OVERVIEW
Resolute Forest Products is a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in over 70 countries. The company owns or operates over 40 pulp, paper, tissue and wood products facilities, as well as power generation assets in the United States and Canada. We are the largest Canadian producer of wood products east of the Canadian Rockies and one of the most significant pulp producers in North America. By capacity, we are the number one producer of newsprint in the world and the largest producer of uncoated mechanical papers in North America. We are also an emerging tissue producer.
We report our activities in five business segments: market pulp, tissue, wood products, newsprint and specialty papers.
We are guided by our vision and values, focusing on safety, profitability, accountability, sustainability and teamwork. These are the elements that we believe best define us:

•
Competitive cost structure and diversified asset base - Through our large-scale, efficient and integrated operations, competitive sources of energy and fiber, strategically located mills, and cost-effective management structure, we believe we are well positioned to compete in the global marketplace. We maintain a rigorous focus on reducing costs, optimizing production across our network, adjusting to market dynamics, as well as capitalizing on our access to international markets.

•
Conservative capital structure - Our low debt and solid liquidity levels are key to our continued transformation to a more sustainable company. In order to maintain financial strength and flexibility, we continue to spend our capital in a disciplined, strategic and focused manner, concentrating on our most successful sites.

•
Strategic perspectives - We pursue initiatives that improve our cost position, advance diversification, provide synergies or position us to expand into future growth markets. All are key to our long-term success. To that end, we take an opportunistic approach that aligns with our strategic plan and that we believe positions us favorably for the long-term evolution of the paper and forest products industry.

Our Business
Products
We operate seven pulp mills, five in the U.S. and two in Canada, with total capacity of 1.7 million metric tons, or approximately 10% of total North American capacity, making us the third largest pulp producer in North America. Approximately 80% of our virgin pulp capacity is softwood-based: northern bleached softwood kraft (or “NBSK”) pulp, southern bleached softwood kraft (or “SBSK”) pulp and fluff pulp. We are also the world’s largest producer of recycled bleached kraft (or “RBK”) pulp and a competitive producer of northern bleached hardwood kraft (or “NBHK”) pulp and southern bleached hardwood kraft (or “SBHK”) pulp. Wood pulp is the most commonly used material to make paper. Pulp not converted into paper is sold as market pulp, which is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers and other absorbent products. Approximately 27% of our 2016 market pulp shipments were exported outside of North America, including significant exports to Europe, Asia and Latin America.
We produce tissue products at two facilities in North America, both located in Florida. With total capacity of 62,000 short tons (56,000 metric tons), we are a fully integrated manufacturer operating three tissue machines and 11 converting lines. We manufacture a range of tissue products for the away-from-home and at-home markets, including recycled and virgin paper products, covering premium, value and economy grades. We also sell parent rolls not converted into tissue products. During the first quarter of 2017, we expect to start another tissue machine, at our facility in Calhoun, Tennessee, which will manufacture premium and ultra-premium tissue products and have a total annual capacity of 66,000 short tons (60,000 metric tons). Three additional converting lines are in operation at Calhoun.
In 2016, we shipped 1.7 billion board feet of construction-grade lumber within North America, mostly on the East Coast. Our sawmills produce dimension spruce-pine-fir lumber and provide wood chips to our pulp and paper mills in Canada. Our sawmills also supply wood residue to our other segments, to be used as fuel to produce renewable electricity and steam. We also operate two remanufactured wood products facilities that manufacture bed frame components, finger joints and furring strips, two engineered wood products facilities that manufacture I-joists for the construction industry, and one wood pellet facility, all of which are located in Canada.
Our 2.1 million metric tons of capacity in newsprint represent approximately 9% of worldwide capacity and 42% of North American capacity. We sell newsprint to newspaper publishers worldwide and also to commercial printers in North America for uses such as inserts and flyers. In 2016, North American deliveries represented 61% of our total newsprint shipments.
We have 1.5 million short tons (1.4 million metric tons) of capacity in specialty papers, which include uncoated mechanical and coated mechanical grades. In total, our 1 million short tons (0.9 million metric tons) of uncoated mechanical papers capacity make us the largest producer in North America, and the third largest in the world. With 542,000 short tons (492,000 metric tons) of capacity, we are North America’s third largest producer of coated mechanical papers.
Of our total specialty paper shipments, approximately one third is white paper, including high-bright and super high-bright papers, for general commercial printing, educational textbooks, digital printing and tradebooks. Coated mechanical papers, grades used for magazines, catalogs and advertising inserts, represent approximately one third as well. High-gloss uncoated mechanical (supercalendered, or “SC”) papers, mainly used for magazines, coupons, retail inserts and newspaper supplements, represent approximately one quarter. Uncoated freesheet papers, bag grades, papers for directories, paperback books and other commercial applications represent approximately 10% of our shipments. We sell our specialty papers almost exclusively in North America, where demand is largely tied to consumer spending and advertising.
Sales distribution by segment for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years Ended December 31,
	2016	2015	2014
Sales
Market pulp	24%	25%	23%
Tissue	2%	—%	—%
Wood products	17%	15%	14%
Newsprint	28%	30%	33%
Specialty papers	29%	30%	30%
Total (%)	100%	100%	100%
Total sales ($ millions)	$3,545	$3,645	$4,258

Strategy & recent highlights
Since 2011, our corporate strategy has been focused on transforming the company into a more sustainable organization, one that we believe can generate consistent value for shareholders through a competitive portfolio of manufacturing assets and a solid presence in long-term growth markets. This includes, on the one hand, a gradual retreat from certain paper grades, and on the other, using our strong financial position to act on opportunities to diversify and grow. This strategy has three core themes: maximizing value generation from paper, growing in pulp and wood products, and integrating our pulp into value-added quality tissue. In order to successfully deliver this strategic plan, we also recognize the need to maintain a disciplined approach to capital allocation as well as a level of financial leverage and flexibility that supports the evolution of our transformation.
Maximizing value generation from paper
We compete today as a leading, lower-cost North American paper producer, due to continuous improvement and mill optimization. Maintaining this competitive advantage is a key focus. In order to remain competitive in the demand-challenged markets that our paper operations face, we strive to consistently:

•	maintain a stringent focus on reducing costs and optimizing our diversified asset base;

•	maximize the benefits of our access to virgin fiber and manage our exposure to volatile recycled fiber;

•	pursue a strategy of managing production and inventory levels and focus production at our most profitable and lower-cost facilities and machines; and

•	optimize our organizational structure to maintain a competitive selling, general and administrative expenses (or “SG&A”) to sales ratio.
Growing in pulp and wood products
We believe in taking an opportunistic approach to strategic initiatives, pursuing only those that reduce our cost position, improve our product diversification and provide synergies. We believe that our market pulp, tissue, and wood products segments are aligned with those criteria, will benefit from long-term growth markets, and are therefore critical to our transformation strategy. Since 2011, we have completed a number of strategic initiatives in those segments, leading to a relative shift in our business away from our structurally-challenged paper business (comprised of newsprint and specialty papers) and into those growth markets (comprised of market pulp, tissue and wood products), as illustrated below.

(1)
Net loss including noncontrolling interests for “corporate and other” of $232 million and $188 million for the years ended December 31, 2011 and 2016, respectively, was excluded from the chart for illustrative purposes.

(2)
The table below shows the reconciliation of net income including noncontrolling interests to earnings before interest expense, income taxes, and depreciation and amortization, or “EBITDA”, and adjusted EBITDA, which are not financial measures recognized under generally accepted accounting principles, or “GAAP,” for the year ended December 31, 2011. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” below.

Year Ended
(Unaudited, in millions)	December 31, 2011
Net income including noncontrolling interests	$45
Interest expense	95
Income tax provision	19
Depreciation and amortization	220
EBITDA	$379
Foreign exchange translation loss	21
Severance costs	12
Closure costs, impairment and other related charges	46
Inventory write-downs related to closures	3
Net gain on disposition of assets	(3)
Non-operating pension and OPEB costs	6
Acquisition-related costs	5
Other expense, net	27
Adjusted EBITDA	$496

(3)	Negative adjusted EBITDA for “corporate and other” of $1 million and $25 million for the years ended December 31, 2011 and 2016, respectively, was excluded from the chart for illustrative purposes.

(4)
For a reconciliation of our net loss including noncontrolling interests to our adjusted EBITDA for the year ended December 31, 2016, see “Results of Operations – Consolidated Results – Selected Annual Financial Information” below.

Integrating our pulp into value-added quality tissue
Consistent with our overall business transformation strategy, we began our entry into the tissue market in 2015 with the announcement of our plan to build a greenfield tissue facility at our Calhoun pulp and paper mill and the acquisition of Atlas Paper Holdings, Inc. and its subsidiaries (or “Atlas Tissue”). This significant strategic decision supports our firm belief in adding value through the integration of our market pulp, particularly as paper utilization continues its steady decline. In addition, we believe that the tissue market will provide a more stable source of revenue and profitability.
Our Atlas Tissue operations are now almost entirely supplied from our pulp mills, creating synergies and effectively mitigating risks associated with volatile market pulp pricing. For our new tissue facility at Calhoun, we believe that integration benefits will be even stronger, as local pulp production will be directly transferred as slush pulp into the tissue operation, eliminating significant process, handling and logistics costs. Equipped with three modern converting lines sized specifically for the tissue machine, we expect to sell only converted products from the Calhoun tissue facility, targeting the fast growing premium private-label markets of the United States.

Our transformation since 2011 is summarized below:

## STRATEGY TRANSFORMATION

May 2012:
Acquisition of Fibrek Inc. [1]
+ 752,000 mt of market pulp capacity
March 2013:
Start-up of new steam turbine at Thunder Bay, Ontario [2]
+ 65 MW of low-cost green power generation capacity
December 2014:
Start-up of rebuilt sawmill at Ignace, Ontario [3]
+ 115 mmbf of lumber capacity
June 2015:
Start-up of new sawmill at Atikokan, Ontario [3]
+ 145 mmbf of lumber capacity
November 2015:
Acquisition of Atlas Tissue [4]
+ 63,000 st of tissue capacity & first step into tissue business
March 2016:
Start-up of new pulp digester at Calhoun [5]
+ 100,000 mt of pulp capacity
September 2016:
Start-up of first new tissue converting line at Calhoun [6]
All three converting lines are fully commissioned and currently in operation
October 2016:
Acquisition of a sawmill in Senneterre, Quebec [3]
+ 140 mmbf of lumber capacity, significant synergies and rights to wood volumes
First quarter of 2017:
Projected start-up of new tissue operation at Calhoun [6]
+ 66,000 st of tissue capacity for premium markets
2012
2013
2014
2015
2016
2017

(1)	By acquiring Fibrek Inc., we grew our market pulp capacity by over 70%, increasing our presence in a market that we believe will continue to grow over the long term.

(2)
We installed a 65 MW steam turbine at our Thunder Bay pulp and paper mill, which reduces the mill’s energy costs as well as maximizes our local woodlands, sawmill, pulp and paper, and energy operations by fully utilizing forest-based biomass to produce green electricity.

(3)
Including our Ignace and Atikokan sawmills in Northern Ontario, as well as the acquisition of a second sawmill in Senneterre, we have added approximately 400 million board feet of annualized wood products capacity since 2014.

(4)	We acquired Atlas Tissue, gaining an immediate position in the North American consumer tissue market and tissue industry experience for the execution of the planned Calhoun tissue expansion.

(5)
We completed a $100 million project to build a continuous pulp digester at the Calhoun pulp and paper mill. When the digester reaches full capacity, we expect to have an additional 100,000 metric tons of market pulp available on an annualized basis. This incremental capacity will also serve to supply slush pulp to our new Calhoun tissue machine (see note 6 below).

(6)
We commissioned all three converting lines installed at the Calhoun tissue facility. Converting capacity will be operational for the targeted start-up of the tissue machine during the first quarter of 2017. The new facility will have a total annualized capacity of 66,000 short tons (60,000 metric tons) of at-home, premium bathroom tissue and toweling products, focused on the growing private-label market.

Capital management
We make capital management a priority. Building on our focus to reduce manufacturing costs, we will continue our efforts to decrease overhead and spend our capital in a disciplined, strategic and focused manner, concentrated on our most successful sites. Maintaining our strong financial position and financial flexibility is one of our primary financial goals.

•
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

•
In 2016, we entered into a senior secured credit facility (or “Senior secured credit facility”) for up to $185 million, comprised of a $46 million nine-year term loan (or “Term loan”) and a $139 million six-year revolving credit facility (or “Revolving credit facility”). This new facility increases our liquidity levels and will further enhance our flexibility in the execution of our growth and diversification strategy.

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

•
In 2016, following an amendment to the regulations that govern our material Canadian registered pension plans (or “funding relief regulations”) in the province of Ontario, we voluntarily exited the Quebec funding relief regulation. As a result, since January 1, 2017, our pension plans in Quebec are subject to Quebec’s Supplemental Pension Plans Act, as amended ( or “SPPA”), which provides for funding pension deficits on a going concern basis. Our annual basic contribution to the Ontario plans under funding relief regulation will be fixed at Cdn $9 million, from July 2017 through December 2020. These changes are expected to reduce the volatility in the amount of the company’s contributions as well as the amount of contributions required until 2020. When compared to the baseline contributions of 2016, we estimate that pension contributions will drop by approximately $127 million between 2017 and 2020.

Sustainable performance and development
Our sustainability strategy is based on a balanced approach to environmental, social and economic performance, designed to enhance our competitive position. It is supported by public commitments in a number of key performance areas, focusing primarily on:

•	improving resource efficiency, which helps control fiber and power costs, two significant input costs in our industry;

•	moving beyond regulatory compliance and environmental incident management to differentiate ourselves as an environmental supplier of choice;

•	positioning ourselves as a competitive employer in order to attract, engage and retain the best and brightest minds, promoting employee engagement, innovation and longevity; and

•	building solid community relations to support long-term regional prosperity and our own financial and operational success.
Our key sustainability achievements include:

•	Beating our ambitious safety target in 2016, achieving an Occupational Safety and Health Administration incident rate of 0.77. Safety is our first priority, and we strive for zero injuries.

•
Announcing in July 2016, our membership in the Carbon Pricing Leadership Coalition (or “CPLC”), a voluntary global partnership that brings together leaders across national and sub-national governments, the private sector, and civil society to help address climate change through putting a price on carbon. We have long recognized the importance of reducing our carbon footprint and reporting on our greenhouse gas emissions and we are pleased to be one of the first Canadian companies to become a member of the CPLC.

•
Inaugurating the Toundra Greenhouse in December 2016, a cucumber-growing complex in which we have a 49% interest. Upon completion, the Cdn $100 million, four-phase project will cover 4 million square feet (35 hectares) and create over 500 jobs. Located on land adjacent to our Saint-Félicien, Quebec, pulp mill, the greenhouse covers 25% of its heating needs by using heat waste from our mill and, at full capacity, will reduce our greenhouse gas emissions at a rate equivalent to taking over 2,000 vehicles off the road per year due to enzyme-enabled carbon capture technology from CO2 Solutions Inc.

•
Maintaining 100% certification of Resolute-owned or managed woodlands to internationally recognized forest management standards. 100% of our managed forests have been certified to one or more of two standards (Sustainable Forestry Initiative®, or “SFI®”, and/or Forest Stewardship Council®, or “FSC®”). Accordingly, our commitments extend well beyond strict compliance with applicable forestry regulations, which in Quebec and Ontario are already among the most, if not the most, rigorous in the world.

•
Maintaining fiber-tracking systems that allow us to identify the source of the fiber or wood used at our North American facilities, with the exception of our Atlas Tissue mill in Hialeah, Florida, which sources 100% of its recycled fiber supply from our U.S. pulp network, all of which have chain of custody certification. 100% of these tracking systems are third-party certified according to one or more of the following internationally recognized chain of custody standards: SFI, Programme for the Endorsement of Forest Certification, and/or FSC.

•
Earning high marks for our climate, water and forests disclosures to the CDP (formerly the Carbon Disclosure Project) in 2016 for our development of a policy and strategic framework within which to take action and reduce negative impacts associated with climate change and water stress as well as our implementation of a range of actions to manage deforestation risk. Full disclosures and scores are available on CDP’s website (https://www.cdp.net/), though this information is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

•
In 2016, continuing to implement our proactive approach to preventing environmental incidents, completing the first full three-year cycle of environmental risk audits at all of our pulp and paper mills. We recorded 27 environmental incidents in 2016, well below our goal of 41 or fewer incidents.

•	Continuing to implement new human resource practices to support workforce renewal and retention, and engaging employees in the Company’s sustainability-focused vision and values.

•
In addition to developing information resources such as BorealForestFacts.com and The Resolute Blog, we continued engagement on the Forum boréal and Boreal Forum social media platforms. These Quebec and Ontario sites provide a forum for fact-based discussion concerning sustainable forestry practices and they help to ensure that individual and community voices are heard, particularly when it comes to the importance of forestry to Northern communities. The information contained on or connected to BorealForestFacts.com and The Resolute Blog is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

•
Other sustainability performance indicators and disclosures prepared in accordance with the Global Reporting Initiative (or “GRI”) G4 guidelines are available on our website (www.resolutefp.com). The GRI framework is considered the gold standard of balanced, transparent sustainability reporting, and we are proud to be among the first in the forest products industry globally to have met the GRI G4 reporting standards.

Sustainability rests on three pillars: economic, social and environmental. We’re very pleased that our leadership and our sustainability accomplishments have been recognized by independent organizations. In 2016, we received extensive regional, North American and global recognition for our sustainability achievements, including 15 awards. Some of the more noteworthy included:

•
the International Business Award (known as the “Stevies®”), the world’s premier business awards program, in the Corporate Social Responsibility Program of the Year in the United States and Canada category;

•
the Association for the Development of Research and Innovation in Quebec Award for Most Innovative Health and Safety Product in recognition of our development of a safer, more comfortable and eco-friendly chemical protective suit; and

•
the New Economy Clean Tech Award for the Best Forestry and Paper Solutions category, which recognizes companies whose ideas, achievements, projects and solutions reflect innovation, long-term vision and leadership.

Power generation
We produce electricity at seven cogeneration facilities and seven hydroelectric dams. The output is consumed internally, sold at contracted fixed prices and/or sold on the spot market. This allows us to reduce our costs by generating energy internally at a lower cost compared to open market purchases, and by producing revenue from external sales.

This table provides a breakdown of the output capacity (based on installed capacity and operating expectations in 2017) available for internal consumption at our existing production facilities:

		Energy
INTERNAL CONSUMPTION	Type	Capacity (MW)	Consumption (MWh/Year)
Calhoun, Tennessee	Cogeneration	64	397,000
Catawba, South Carolina	Cogeneration	56	412,000
Coosa Pines, Alabama	Cogeneration	30	148,000
Hydro Saguenay, Quebec (7 dams)	Hydroelectric	170	1,132,000
Thunder Bay, Ontario	Cogeneration	25	243,000
The approximate annualized cost savings to our operations attributable to internal consumption from our cogeneration assets and hydroelectric facilities is between $45 million and $50 million.
The table below shows the facilities where we currently produce electricity to sell externally as green power produced from renewable sources at favorable rates, almost all of which we buy back at lower rates for use in our operations:

		Energy
EXTERNAL SALES	Type	Capacity (MW)	Annualized Sales (MWh/Year)
Dolbeau, Quebec	Cogeneration	28	192,000
Gatineau, Quebec	Cogeneration	15	110,000
Saint-Félicien, Quebec	Cogeneration	43	304,000
Thunder Bay, Ontario	Cogeneration	65	427,000
External sales generated from our cogeneration assets reduced cost of sales, excluding depreciation, amortization and distribution costs (or “COS”), by $45 million, $43 million and $43 million for the years ended December 31, 2016, 2015 and 2014, respectively.

2016 Overview
2016 vs. 2015
Our operating loss was $26 million during the year, compared to an operating loss of $219 million in 2015. Excluding special items, we generated operating income of $73 million, compared to $39 million in 2015. Special items are described below.
Our net loss in 2016 was $81 million, or $0.90 per share, compared to a net loss of $257 million, or $2.78 per share, in 2015. Our net income for the year, excluding special items, was $4 million, or $0.04 per share, compared to a net loss, excluding special items, of $24 million, or $0.26 per share, in 2015.

Year Ended December 31, 2016	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(26)	$(81)	$(0.90)
Adjustments for special items:
Foreign exchange translation loss	—	7	0.08
Closure costs, impairment and other related charges	62	62	0.69
Inventory write-downs related to closures	7	7	0.08
Start-up costs	8	8	0.09
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and OPEB costs	24	24	0.26
Other income, net	—	(14)	(0.16)
Income tax effect of special items	—	(7)	(0.08)
Adjusted for special items (1)	$73	$4	$0.04

Year Ended December 31, 2015	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(219)	$(257)	$(2.78)
Adjustments for special items:
Foreign exchange translation loss	—	4	0.04
Closure costs, impairment and other related charges	181	181	1.96
Inventory write-downs related to closures	2	2	0.02
Start-up costs	5	5	0.06
Non-operating pension and OPEB costs	66	66	0.72
Acquisition-related costs	4	4	0.04
Other income, net	—	(8)	(0.09)
Income tax effect of special items	—	(21)	(0.23)
Adjusted for special items (1)	$39	$(24)	$(0.26)

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
Fourth Quarter Overview
Three months ended December 31, 2016 vs. December 31, 2015
Our operating loss was $18 million in the quarter, compared to an operating loss of $226 million in the year-ago period. Excluding special items, we generated operating income of $18 million in the quarter, compared to an operating loss of $20 million in the year-ago period. Special items are described below.
Our net loss in the quarter was $45 million, or $0.50 per share, compared to a net loss of $214 million, or $2.39 per share, in the year-ago period. Our net loss in the quarter, excluding special items, was $3 million, or $0.03 per share, compared to a net loss, excluding special items, of $26 million, or $0.29 per share, in the year-ago period.

Three Months Ended December 31, 2016	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(18)	$(45)	$(0.50)
Adjustments for special items:
Foreign exchange translation loss	—	10	0.11
Closure costs, impairment and other related charges	25	25	0.28
Inventory write-downs related to closures	2	2	0.02
Start-up costs	3	3	0.03
Non-operating pension and OPEB costs	6	6	0.07
Other income, net	—	(3)	(0.03)
Income tax effect of special items	—	(1)	(0.01)
Adjusted for special items (1)	$18	$(3)	$(0.03)

Three Months Ended December 31, 2015	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(226)	$(214)	$(2.39)
Adjustments for special items:
Foreign exchange translation loss	—	2	0.02
Closure costs, impairment and other related charges	173	173	1.94
Inventory write-downs related to closures	1	1	0.01
Start-up costs	1	1	0.01
Non-operating pension and OPEB costs	27	27	0.30
Acquisition-related costs	4	4	0.04
Other income, net	—	(1)	(0.01)
Income tax effect of special items	—	(19)	(0.21)
Adjusted for special items (1)	$(20)	$(26)	$(0.29)

(1)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – 2016 Overview” above.

Change in the Presentation of Our Non-GAAP Performance Measures
In the first quarter of 2017, we will retrospectively change our presentation of our non-GAAP performance measures, as further described above in note 1 under “Overview – 2016 Overview,” and below in note 1 under “Results of Operations - Consolidated Results - Selected annual financial information,” to be consistent with an Accounting Standards Update (or “ASU”) expected to be issued by the Financial Accounting Standards Board (or “FASB”) in the first quarter of 2017. As such, we will treat the amortization of prior service credits as a special item to be adjusted for purposes of establishing our non-GAAP performance measures, similarly to our non-operating pension and OPEB costs and credits. Accordingly, we will present the amortization of prior service credits component of net periodic benefit cost in “corporate and other”. Amortization of prior service credits included in our net periodic benefit cost was $16 million, $16 million and $13 million for the years ended December 31, 2016, 2015 and 2014, respectively.

RESULTS OF OPERATIONS
Consolidated Results
Selected annual financial information

	Years Ended December 31,
(In millions, except per share amounts)	2016	2015	2014
Sales	$3,545	$3,645	$4,258
Operating income (loss) per segment:
Market pulp	43	76	63
Tissue	(10)	(1)	—
Wood products	69	2	69
Newsprint	(15)	(23)	20
Specialty papers	25	29	(19)
Segment total	112	83	133
Corporate and other	(138)	(302)	(307)
Operating loss	(26)	(219)	(174)
Net loss attributable to Resolute Forest Products Inc.	(81)	(257)	(277)
Net loss per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.90)	$(2.78)	$(2.93)
Diluted	(0.90)	(2.78)	(2.93)
Adjusted EBITDA (1)	$279	$276	$356

	As of December 31,
(In millions)	2016	2015
Cash and cash equivalents	$35	$58
Total assets	4,277	4,220

(1)
EBITDA and adjusted EBITDA are not financial measures recognized under GAAP. EBITDA is calculated as net income (loss) including noncontrolling interests from the Consolidated Statements of Operations, adjusted for interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as foreign exchange translation gains and losses, severance costs, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, non-operating pension and OPEB costs and credits, write-down of equity method investment, acquisition-related costs and other charges or credits. We believe that using non-GAAP measures such as EBITDA and adjusted EBITDA is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our operations and financial performance from period to period. EBITDA and adjusted EBITDA are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

	Years Ended December 31,
(In millions)	2016	2015	2014
Net loss including noncontrolling interests	$(76)	$(255)	$(274)
Interest expense	38	41	47
Income tax provision (benefit)	19	(1)	(30)
Depreciation and amortization	206	237	243
EBITDA	$187	$22	$(14)
Foreign exchange translation loss	7	4	32
Closure costs, impairment and other related charges	62	181	278
Inventory write-downs related to closures	7	2	17
Start-up costs	8	5	4
Net gain on disposition of assets	(2)	—	(2)
Non-operating pension and OPEB costs (credits)	24	66	(10)
Write-down of equity method investment	—	—	61
Acquisition-related costs	—	4	—
Other income, net	(14)	(8)	(10)
Adjusted EBITDA	$279	$276	$356
2016 vs. 2015
Operating loss variance analysis
On November 16, 2015, we acquired Atlas Tissue, a manufacturer of a range of tissue products for the away-from-home and at-home markets, including virgin and recycled products, covering economy, value and premium grades and operating two tissue mills and a recycling facility in Florida. We began consolidating the results of operations of Atlas Tissue in our Consolidated Financial Statements as of November 16, 2015.
Sales
Excluding an increase of $78 million due to Atlas Tissue, sales were $178 million, or 5%, lower in 2016, to $3,545 million. Sales volume decreased by $68 million because of lower shipments in newsprint and specialty papers, down by 7% and 4%, respectively, only partially offset by higher shipments in wood products and market pulp, up by 10% and 1%, respectively. Pricing had an unfavorable impact of $110 million, including the effect of currency of $6 million, reflecting a 7% drop in the average transaction price for market pulp, 4% for specialty papers, and 2% for newsprint, only partially offset by an increase of 1% for wood products.

Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $110 million in 2016. After removing the effects of the Canadian dollar fluctuation, given that approximately 60% of our production capacity is based in Canada, the lower volume, and the COS related to Atlas Tissue, manufacturing costs improved by $58 million, reflecting:

•
lower defined benefit pension and OPEB plans costs ($45 million), mostly due to lower amortization of actuarial losses, as a result of the lower balance sheet net pension and OPEB liability as of December 31, 2015, and a $14 million settlement charge related to annuity purchases for certain inactive U.S. employees recorded in 2015;

•	lower fiber costs ($21 million), including lower wood prices and favorable usage;

•
better power costs ($18 million), mostly price-related, including a benefit from the reduced power rates on Quebec’s north shore to compensate for the higher cost related to processing spruce budworm infested wood;

•	lower steam costs ($13 million), mainly due to lower natural gas prices;

•	higher contribution from our cogeneration assets that sell power externally and our hydroelectric facilities ($7 million); and

•	lower wood chip prices ($4 million);
partially offset by:

•	higher maintenance costs ($20 million);

•	favorable property tax adjustments and the recognition of tax credits in connection with infrastructure investments, in 2015 ($15 million);

•	higher labor costs ($7 million);

•	unfavorable chemical costs ($6 million); and

•	more write-downs of mill stores and other supplies ($5 million), primarily as a result of the permanent closure of a newsprint machine at our Augusta, Georgia mill.
Distribution costs
After removing the favorable effect of the Canadian dollar fluctuation ($4 million), and the lower volume, distribution costs were $9 million lower in 2016, primarily due to lower fuel surcharges, and the expiration of the 2006 Softwood Lumber Agreement (or the “SLA”) in October 2015, under which our Canadian softwood lumber exports to the U.S. had been subject to export duties ($4 million), offset in part by an increase in cross-border sales and higher freight rates.
Depreciation and amortization
Depreciation and amortization was $31 million lower in 2016, largely reflecting the reduced carrying value of our Catawba paper assets after the $176 million impairment charge taken in the fourth quarter of 2015, the net increase of the useful lives of certain of our machinery and equipment, and the permanent closure of a newsprint machine at our Augusta mill in the second quarter of 2016, offset in part by depreciation and amortization related to Atlas Tissue, our new and refurbished sawmills in Ontario and the implementation of our integrated business management software.
Selling, general & administrative expenses
SG&A decreased by $11 million in 2016, primarily because of lower compensation expense, the weaker Canadian dollar, and reduced bad debt expense, franchise tax and professional fees, partially offset by the SG&A related to Atlas Tissue.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “- Segment Earnings - Corporate and Other” below.

Net loss variance analysis
Other income, net
We recorded other income, net, of $7 million in 2016, compared to other income, net, of $4 million in 2015. This includes, in 2016, a $5 million gain on the disposition of our 50% interest in Produits Forestiers Petit-Paris Inc.
Income taxes
We recorded an income tax provision of $19 million in 2016, on a loss before income taxes of $57 million, compared to an expected income tax benefit of $20 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects a $99 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, and foreign exchange items, partially offset by a $55 million adjustment primarily related to the release of previously unrecognized tax benefits due to the lapse of the statute of limitations of the applicable jurisdictions, and foreign tax rate differences.
We recorded an income tax benefit of $1 million in 2015, on a loss before income taxes of $256 million, compared to an expected income tax benefit of $90 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects a $109 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, and foreign exchange items, offset by a change in tax rates on deferred income taxes due to an intercompany asset transfer in connection with an operating company realignment, and state and foreign tax rate differences.
Q4 of 2016 vs. Q4 of 2015
Operating loss variance analysis
Sales
Our sales were 1% lower this quarter at $889 million. Volume had a $23 million unfavorable impact, which reflects lower shipments of newsprint and specialty papers, both down by 11%, partially offset by higher shipments in wood products and market pulp, up by 13% and 10%, respectively. Overall pricing was up by $10 million, reflecting an increase of 10% in the average transaction price for wood products and 6% for newsprint, partly offset by a drop of 5% in the average transaction price for market pulp, and 4% for specialty papers.

Cost of sales, excluding depreciation, amortization and distribution costs
COS were $39 million lower in the quarter. After removing the effects of the Canadian dollar fluctuation, the lower overall volume, and the COS related to Atlas Tissue, manufacturing costs improved by $24 million, reflecting:

•
lower defined benefit pension and OPEB plans costs ($21 million), mostly due to lower amortization of actuarial losses and a $14 million settlement charge related to annuity purchases for certain inactive U.S. employees recorded in the fourth quarter of 2015;

•	a favorable power cost adjustment in Thunder Bay ($6 million);

•
better power costs ($3 million), mostly price-related, including a benefit from the reduced power rates on Quebec’s north shore to compensate for the higher cost related to processing spruce budworm infested wood; and

•	lower asset preservation costs ($3 million);
partly offset by:

•	higher fiber costs ($4 million), mainly due to higher recycled fiber prices; and

•	higher maintenance costs ($3 million).
Depreciation and amortization
Depreciation and amortization was $12 million lower in the quarter, largely reflecting the reduced carrying value of our Catawba paper assets, the net increase of the useful lives of certain of our machinery and equipment, and the permanent closure of a newsprint machine at our Augusta mill in the second quarter of 2016.
Selling, general & administrative expenses
SG&A improved by $11 million in the quarter, reflecting lower compensation expense, an insurance premium refund in the fourth quarter of 2016, and reduced bad debt expense.
Closure costs, impairment and other related charges
In the fourth quarter of 2016, we recorded closure costs, impairment and other related charges of $25 million, primarily related to long-lived asset impairment charges for our recycled newsprint assets, as a result of declining market conditions and higher recycled material prices. By comparison, we recorded closure costs, impairment and other related charges of $173 million in the fourth quarter of 2015, primarily related to a long-lived asset impairment charge of $176 million for our Catawba paper assets, as a result of declining market conditions.
Net loss variance analysis
Other expense, net
We recorded other expense, net, of $7 million in the quarter, compared to $1 million in the year-ago period. This mostly reflects, in the current period, a non-cash foreign exchange loss of $10 million on the translation of Canadian dollar net monetary balances, compared mainly to a non-cash foreign exchange loss of $2 million in the year-ago period.
Income taxes
We recorded an income tax provision of $10 million in the fourth quarter of 2016, on a loss before income taxes of $34 million, compared to an expected income tax benefit of $12 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects a $34 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, and foreign exchange items, partially offset by an $18 million adjustment primarily related to the release of previously unrecognized tax benefits due to the lapse of the statute of limitations of the applicable jurisdictions.
In the fourth quarter of 2015, we recorded a $23 million income tax benefit, on a loss before income taxes of $236 million, compared to an expected income tax benefit of $83 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects reflects a $66 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, and foreign exchange related items, offset by state tax rate differences.

2015 vs. 2014
Operating loss variance analysis
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
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $414 million in 2015. After removing the effects of the weaker Canadian dollar, given that a significant portion of our production capacity is based in Canada, the lower overall volume, and the COS related to Atlas Tissue, manufacturing costs improved by $88 million, reflecting:

•	the effect of asset optimization initiatives, including closure-related write-down of mill stores and other supplies incurred in 2014 ($52 million);

•	the abnormally cold winter of 2014 ($40 million);

•	lower maintenance costs and fewer operational disruptions ($25 million);

•	lower steam costs ($15 million), mainly due to lower natural gas prices;

•	lower chemical costs ($13 million), mostly related to lower commodity prices;

•	higher contributions from cogeneration facilities ($9 million);

•	lower wood chip prices ($8 million); and

•	favorable property tax adjustments ($8 million);
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
Selling, general and administrative expenses
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
Income taxes
We recorded an income tax benefit of $1 million in 2015, on a loss before income taxes of $256 million. See the 2016 vs. 2015 variance analysis above.
We recorded an income tax benefit of $30 million in 2014, on a loss before income taxes of $304 million, compared to an expected income tax benefit of $106 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects the unfavorable effects of a $51 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, foreign exchange related items, and foreign tax rate differences, partly offset by a tax benefit due to the reversal of our valuation allowance related to Fibrek Holding Inc., a Canadian wholly-owned subsidiary.
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
We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all SG&A is allocated to our segments, with the exception of certain discretionary charges and credits, which we present under “corporate and other.”

MARKET PULP
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2016	2015	2014
Sales	$836	$889	$974
Operating income (1)	43	76	63
EBITDA (2)	80	129	116
(In thousands of metric tons)
Shipments	1,388	1,375	1,383
Downtime	65	112	91

	December 31,
(In thousands of metric tons)	2016	2015	2014
Finished goods inventory	91	90	93

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2016	2015	2014
Net income including noncontrolling interests	$43	$76	$63
Depreciation and amortization	37	53	53
EBITDA	80	129	116
Industry trends
World demand for chemical pulp grew by 3.9% in 2016, including an increase of 13.8% in China, partly offset by reductions of 2.1% and 1.0% in Western Europe and North America, respectively. World capacity grew by 3.8% over the same period.

World demand for softwood was up by 3.3% in 2016. This reflects increases in shipments of 12.2% and 1.4% to China and North America, respectively, while shipments to Western Europe were down by 1.6%. In the same period, demand for hardwood was up by 4.1%, with shipments to China up by 14.6%, while North America and Western Europe were down by 4.7% and 2.9%, respectively.
Operational performance

2016 vs. 2015
Operating income variance analysis

## MARKET PULP

*(in $ millions)*

## OPERATING INCOME VARIANCE

2016 vs. 2015

76
7
(60)
(1)
(9)
10
1
16
3
43
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2015 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
2016 OPERATING INCOME

Sales
Sales were $53 million lower, or 6%, to $836 million in 2016. The average transaction price dropped by $44 per metric ton as a result of lower market prices across all grades, but mostly for hardwood and softwood due to anticipated supply additions. Shipments, however, were 13,000 metric tons higher, as a result of improved operating performance and increased capacity from the continuous digester in Calhoun.
We recorded 65,000 metric tons of downtime in 2016, compared to 112,000 metric tons in the prior year. 2015 included more downtime related to production slowback at our RBK mills.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were unchanged in 2016 compared to the prior year overall, but increased by $9 million after adjusting for the effects of the Canadian dollar fluctuation and the higher volume, reflecting:

•	higher maintenance and labor costs ($17 million);
offset in part by:

•	lower fiber costs ($4 million);

•	lower wood chip prices ($3 million); and

•	lower steam costs ($3 million), due to lower natural gas prices.
Depreciation and amortization
The lower depreciation and amortization is due to the increase of the useful lives of certain of our machinery and equipment.

2015 vs. 2014
Operating income variance analysis

MARKET PULP
(in $ millions)
OPERATING INCOME VARIANCE
2015 vs. 2014
63
(6)
(79)
5
58
28
1
2
4
76
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2014 OPERATING INCOME
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
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $91 million lower in 2015; manufacturing costs improved by $58 million after removing the effects of the lower volume and weaker Canadian dollar. This reflects the favorable effects of:

•	lower maintenance costs and fewer operational disruptions ($14 million);

•	lower steam costs ($10 million), mainly due to natural gas prices;

•	the abnormally cold winter of 2014, including higher steam costs and wood prices in that year ($8 million);

•	higher contribution from the cogeneration facility at Saint-Félicien ($8 million);

•	lower chemical and fiber costs ($7 million), mainly due to lower commodity prices;

•	lower wood chip prices ($5 million); and

•	a favorable property tax adjustment ($4 million).
Selling, general and administrative expenses
SG&A was $4 million lower in 2015, primarily due to the effect of the weaker Canadian dollar and lower volume-related expenses.

TISSUE
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2016	2015	2014
Sales	$89	$11	$—
Operating loss (1)	(10)	(1)	—
EBITDA (2)	(5)	—	—
(In thousands of short tons)
Shipments	58	7	—
Downtime	—	—	—

	December 31,
(In thousands of short tons)	2016	2015	2014
Finished goods inventory	5	6	—

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2016	2015	2014
Net loss including noncontrolling interests	$(10)	$(1)	$—
Depreciation and amortization	5	1	—
EBITDA	(5)	—	—
On November 16, 2015, we acquired Atlas Tissue, a manufacturer of a range of tissue products for the away-from-home and at-home markets, including virgin and recycled products, covering economy, value and premium grades and operating two tissue mills and a recycling facility in Florida. We began consolidating the results of operations of Atlas Tissue in our Consolidated Financial Statements as of November 16, 2015.
Industry trends

Total tissue consumption in the U.S. grew by 3.4% in 2016. U.S. converted tissue products shipments were up by 2.0%, led by away-from home shipments, which grew by 2.8%, while at-home shipments increased by 1.6%. U.S. parent roll production showed a growth of 2.0% from 2015. Tissue capacity increased by 2.8%, contributing to a 93% average industry operating rate, 0.8% lower than in 2015.
Operational performance
2016
Operating loss
The tissue segment incurred an operating loss of $10 million in 2016. The average transaction price was $1,530 per short ton; sales were $89 million on shipments of 58,000 short tons (53,000 metric tons). COS were $78 million, including $4 million of integration-related costs. During our first year of operation, we completed the integration of RBK and virgin pulp supply with our U.S. pulp network.
The operating results of Atlas Tissue were lower than expected. Shipments fell short of set objectives, particularly in converted products sales. Lower productivity on tissue machines and converting lines unfavorably impacted COS, due to reliability and operational issues, as well as high employee turnover. COS were also higher due to one-off integration costs, repairs and maintenance, including reliability-related maintenance costs to bring Atlas Tissue’s facilities to our safety standards, and higher material usage.
During the first quarter of 2017, we expect to start our new tissue machine at Calhoun, and we expect to close off the tissue project spending slightly above the originally budgeted amount of $270 million. All three converting lines at Calhoun are fully commissioned and in operation, and we are now selling finished products with purchased parent rolls.

WOOD PRODUCTS
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2016	2015	2014
Sales	$596	$536	$610
Operating income (1)	69	2	69
EBITDA (2)	100	39	102
(In million board feet)
Shipments	1,844	1,678	1,585
Downtime	199	176	170

	December 31,
(In million board feet)	2016	2015	2014
Finished goods inventory (3)	124	130	117

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Years Ended December 31,
(In millions)	2016	2015	2014
Net income including noncontrolling interests	$69	$2	$69
Depreciation and amortization	31	37	33
EBITDA	100	39	102
Industry trends
2016 U.S. housing starts were 1.2 million, up by 4.9% compared to 2015, with single-family starts increasing by 9.3% compared to 2015.

Operational performance
2016 vs. 2015
Operating income variance analysis

## WOOD PRODUCTS

*(in $ millions)*

## OPERATING INCOME VARIANCE

2016 vs. 2015

2
52
8
(27)
(6)
35
(7)
5
6
1
69
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2015 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
2016 OPERATING INCOME

Sales
Sales were $60 million higher, or 11%, to $596 million in 2016. Shipments were higher by 166 million board feet, reflecting sales from our new sawmills and improved productivity for certain sawmills in Quebec, partially offset by additional downtime of 23 million board feet compared to the prior year, mostly as a result of market conditions, in particular unfavorable pricing for eight-foot stud grades. The average transaction price increased by $3 per thousand board feet as the demand in lumber markets continues to recover.

Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the Canadian dollar fluctuation and higher volume, manufacturing costs increased by $6 million, reflecting:

•	the recognition of tax credits in the prior year, in connection with infrastructure investments ($7 million);

•	higher labor and maintenance costs ($5 million); and

•	lower wood chip selling prices ($4 million);
offset by lower fiber costs ($10 million), including lower prices and favorable usage.
Distribution costs
After removing the effects of higher volume and the Canadian dollar fluctuation, distribution costs improved by $3 million, primarily as a result of the expiration of the SLA in October 2015, under which our Canadian softwood lumber exports to the U.S. had been subject to export duties.
Depreciation and amortization
The lower depreciation and amortization is due to the increase of the useful lives of certain of our machinery and equipment, offset in part by depreciation and amortization related to our new and refurbished sawmills in Ontario.
2015 vs. 2014
Operating income variance analysis

WOOD PRODUCTS
(in $ millions)
OPERATING INCOME VARIANCE
2015 vs. 2014
69
36
(110)
(23)
(3)
39
(3)
1
(4)
2
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2014 OPERATING INCOME
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

NEWSPRINT
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2016	2015	2014
Sales	$1,009	$1,105	$1,402
Operating (loss) income (1)	(15)	(23)	20
EBITDA (2)	59	41	89
(In thousands of metric tons)
Shipments	1,992	2,150	2,371
Downtime	81	78	196

	December 31,
(In thousands of metric tons)	2016	2015	2014
Finished goods inventory	105	91	115

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2016	2015	2014
Net (loss) income including noncontrolling interests	$(15)	$(23)	$20
Depreciation and amortization	74	64	69
EBITDA	59	41	89
Industry trends
North American demand for newsprint fell by 6.7% in 2016, while global demand was down by 5.2%. In response to rising prices in North America, overseas shipments declined by 177,000 metric tons compared to 2015. Despite continued declines in demand, the North American operating rate remained at 92% in 2016.

Operational performance
2016 vs. 2015
Operating loss variance analysis

NEWSPRINT
(in $ millions)
OPERATING LOSS VARIANCE
2016 vs. 2015
(23)
(81)
(11)
(4)
47
26
18
13
4
(10)
6
(15)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2015 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
2016 OPERATING LOSS

Sales
Newsprint sales dropped by $96 million, or 9%, to $1,009 million in 2016, reflecting a 158,000 metric ton decrease in shipments and an $8 per metric ton drop in average transaction price, including the unfavorable effect of the weaker Canadian dollar on sales denominated in that currency. The decrease in shipments is in line with the lower production volumes following the permanent shutdown of a newsprint machine at our Augusta mill. The decrease in average transaction price was mainly due to the weakening global currencies, which led to a $38 per metric ton drop in market prices for exports.

Compared to 2015, our domestic and international shipments both fell by 7%. Domestic shipments represented 61% of total newsprint shipments in 2016.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $91 million lower in 2016, reflecting the effects of lower volume, the Canadian dollar fluctuation and a $26 million improvement in manufacturing costs, primarily due to:

•	lower power costs ($16 million), including a benefit from the reduced power rates on Quebec’s north shore to compensate for the higher cost related to processing spruce budworm infested wood;

•	lower steam costs ($5 million), mainly due to lower natural gas prices;

•	higher contribution from our cogeneration assets in Thunder Bay that sell power externally ($3 million);

•	lower wood chip prices ($2 million); and

•	favorable chemical costs ($2 million);
partially offset by higher maintenance costs ($4 million).
Depreciation and amortization
The higher depreciation and amortization is due to the decrease of the useful lives of certain of our machinery and equipment, offset in part by the permanent closure of a newsprint machine at our Augusta mill and the full amortization of certain assets in the fourth quarter of 2015.
Selling, general and administrative expenses
SG&A was $6 million lower in 2016, primarily due to lower allocated expenses as a result of capacity reductions.

2015 vs. 2014
Operating (loss) income variance analysis

NEWSPRINT
(in $ millions)
OPERATING (LOSS) INCOME VARIANCE
2015 vs. 2014
20
(131)
(143)
(23)
86
55
66
19
13
5
10
(23)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2014 OPERATING INCOME
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
Compared to 2014, our international shipments were down by 12%, and domestic shipments were down by 8%. Accordingly, our domestic shipments represented 61% of total newsprint shipments in 2015.
We recorded 78,000 metric tons of downtime in 2015, compared to 196,000 metric tons in the previous year, which included 24,000 metric tons of downtime associated with our mill in Iroquois Falls, which has since been permanently closed, and downtime associated with the fiber availability limitations at certain mills in Quebec.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $207 million lower in 2015, reflecting the effects of lower volume ($86 million), the weaker Canadian dollar ($66 million) and a $55 million improvement in manufacturing costs, due to:

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

SPECIALTY PAPERS
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2016	2015	2014
Sales	$1,015	$1,104	$1,272
Operating income (loss) (1)	25	29	(19)
EBITDA (2)	70	100	63
(In thousands of short tons)
Shipments	1,514	1,580	1,778
Downtime	22	66	126

	December 31,
(In thousands of short tons)	2016	2015	2014
Finished goods inventory	92	88	83

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2016	2015	2014
Net income (loss) including noncontrolling interests	$25	$29	$(19)
Depreciation and amortization	45	71	82
EBITDA	70	100	63
Industry trends
Demand for uncoated mechanical papers in 2016 was down by 6.2% in North America. SC and standard papers were down by 9.6% and 1.9%, respectively. Industry production was down by 6.3%, keeping operating rates at around 90%.

North American coated mechanical demand was down by 6.2% in 2016. After retreating in the first half of the year, imports rose significantly in the latter part of 2016, pushed by weaker global currencies compared to the U.S. dollar, and declining demand in Western Europe. North American production was also down significantly, by 245,000 short tons (222,000 metric tons), which represented a reduction of 8.4%. Consequently, operating rates in North America were 93%.
Operational performance

2016 vs. 2015
Operating income variance analysis

## SPECIALTY PAPERS
*(in $ millions)*

## OPERATING INCOME VARIANCE
2016 vs. 2015

29
(46)
(41)
(2)
29
5
11
7
3
26
4
25
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2015 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
2016 OPERATING INCOME

Sales
Specialty paper sales decreased by $89 million, or 8%, to $1,015 million in 2016. The average transaction price dropped by $28 per short ton as a result of lower market prices across all grades, but mostly for coated mechanical and SC grades. Shipments were 66,000 short tons (60,000 metric tons) lower, or 4%.
We recorded 22,000 short tons (20,000 metric tons) of downtime in 2016, compared to 66,000 short tons (60,000 metric tons) in the prior year. That year included downtime related to a paper machine at our Alma, Quebec, mill, which has since been permanently closed.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effects of the Canadian dollar fluctuation and lower volume, our manufacturing costs improved by $5 million, reflecting:

•	lower fiber costs ($6 million);

•	higher contribution from our cogeneration assets in Dolbeau that sell power externally, and our hydroelectric facilities ($6 million);

•	favorable steam costs ($5 million), due to lower natural gas prices and favorable usage; and

•	lower wood chip prices ($3 million);
offset in part by:

•	unfavorable chemical costs ($10 million); and

•	higher maintenance costs ($2 million).
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
2015 vs. 2014
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
We recorded 66,000 short tons (60,000 metric tons) of downtime in 2015, compared to 126,000 short tons (114,000 metric tons) in the previous year. That year included 56,000 short tons (51,000 metric tons) of downtime associated with the idled paper machines at Catawba and Fort Frances, Ontario, both of which have since been permanently closed and are no longer recorded as downtime.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $171 million in 2015. After removing the effects of the weaker Canadian dollar and lower volume, our manufacturing costs fell by $38 million, reflecting:

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
Distribution costs
After removing the effects of lower volume and the weaker Canadian dollar, distribution costs were $6 million lower in 2015, primarily due to the weather-related increases in freight and warehousing costs in the first quarter of 2014. The favorable effect of lower fuel surcharges was offset in part by the impact of an increase in average length of haul and higher freight rates.

Depreciation and amortization
The lower depreciation and amortization reflects the closure of a machine at our Catawba mill and the permanent closure of the Laurentide mill in 2014.
Selling, general and administrative expenses
SG&A was $8 million lower in 2015, mostly due to the effect of the weaker Canadian dollar and lower expenses as a result of capacity reductions.

CORPORATE AND OTHER
Highlights

	Years Ended December 31,
(In millions)	2016	2015	2014
Cost of sales, excluding depreciation, amortization and distribution costs	$(36)	$(78)	$(18)
Depreciation and amortization	(14)	(11)	(6)
Selling, general and administrative expenses	(28)	(32)	(7)
Closure costs, impairment and other related charges	(62)	(181)	(278)
Net gain on disposition of assets	2	—	2
Operating loss	$(138)	$(302)	$(307)
Interest expense	(38)	(41)	(47)
Other income (expense), net	7	4	(83)
Income tax (provision) benefit	(19)	1	30
Net loss including noncontrolling interests	$(188)	$(338)	$(407)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2016	2015	2014
Net loss including noncontrolling interests	$(188)	$(338)	$(407)
Interest expense	38	41	47
Income tax provision (benefit)	19	(1)	(30)
Depreciation and amortization	14	11	6
EBITDA	$(117)	$(287)	$(384)
Foreign exchange translation loss	7	4	32
Closure costs, impairment and other related charges	62	181	278
Inventory write-downs related to closures	7	2	17
Start-up costs	8	5	4
Net gain on disposition of assets	(2)	—	(2)
Non-operating pension and OPEB costs (credits)	24	66	(10)
Write-down of equity method investment	—	—	61
Acquisition-related costs	—	4	—
Other income, net	(14)	(8)	(10)
Adjusted EBITDA	$(25)	$(33)	$(14)

2016 vs. 2015
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $36 million in 2016 compared to $78 million in 2015. The current year includes:

•	non-operating pension and OPEB costs ($22 million);

•	write-downs of mill stores and other supplies ($7 million), mostly as a result of the permanent closure of a newsprint machine at our Augusta mill;

•	start-up costs ($6 million) for the tissue manufacturing and converting facility and the continuous pulp digester project, both located in Calhoun; and

•	asset preservation costs ($3 million), primarily for the permanently closed Fort Frances mill.
In 2015, we incurred COS of $78 million, which included:

•	non-operating pension and OPEB costs ($64 million);

•	asset preservation costs for the permanently closed Fort Frances, Laurentide and Iroquois Falls mills ($9 million); and

•	start-up costs ($4 million), primarily related to the ramp-up of our Atikokan sawmill.
The lower non-operating pension and OPEB costs related mainly to a decrease in amortization of actuarial losses due to the increase in discount rates in 2015, which in part caused the net pension and OPEB liability to decrease by $438 million in 2015, and a $14 million settlement charge related to annuity purchases for certain inactive U.S. employees in 2015.
Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $62 million, compared to $181 million in 2015. The current year primarily included accelerated depreciation associated with the permanent closure of a newsprint machine at our Augusta mill, and long-lived asset impairment charges mostly related to our Mokpo, South Korea, recycled newsprint assets, due to declining market conditions and rising recycled fiber prices, while 2015 included a long-lived asset impairment charge related to our Catawba paper assets ($176 million), as a result of the declining market conditions.
2015 vs. 2014
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $78 million in 2015 (as further discussed above) compared to $18 million in 2014, which included:

•
write-downs of mill stores and other supplies ($17 million) as a result of the permanent closure of our Laurentide and Iroquois Falls paper mills and the permanent closure of a paper machine in Catawba;

•	asset preservation costs ($10 million), mainly related to the permanently closed Fort Frances mill; and

•	start-up costs ($4 million), primarily related to our Atikokan sawmill;
mostly offset by non-operating pension and OPEB credits ($13 million).
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

Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $181 million in 2015. See the 2016 vs. 2015 variance analysis above.
We recorded closure costs, impairment and other related charges of $278 million in 2014, including:

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
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our revolving credit facilities to fund our operations, make pension contributions, and finance our working capital and capital expenditures. In addition, from time to time we may use available cash to reduce debt. As of December 31, 2016, we had cash and cash equivalents of $35 million and availability of $433 million under our revolving credit facilities.
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
Senior secured credit facility
On September 7, 2016, we entered into the Senior secured credit facility for up to $185 million. The Senior secured credit facility provides a Term loan with a maturity date of September 7, 2025, a Revolving credit facility with a maturity date of September 7, 2022, and also provides an uncommitted option to increase the Senior secured credit facility by up to $175 million, subject to certain terms and conditions. As of December 31, 2016, we had $49 million of availability under the Revolving credit facility, net of $90 million of borrowings.
The obligations under the Senior secured credit facility are guaranteed by certain material U.S. subsidiaries of the Company and are secured by a first priority mortgage on the real property of our Calhoun facility and a first priority security interest on the fixtures and equipment located therein.
Interest rates under the Senior secured credit facility are based, at the Company’s election, on either a floating rate based on the London Interbank Offered Rate (or the “LIBOR”), or a base rate, in each case plus a spread over the index. The base rate is the highest of (i) the prime rate; (ii) the federal funds effective rate plus 0.5%; and (iii) the one-month LIBOR rate plus 1%. The applicable spread over the index fluctuates quarterly based upon the Company’s capitalization ratio, which is defined as the ratio of the Company’s funded indebtedness to the sum of the Company’s funded indebtedness and its net worth. For the Term loan, the initial applicable spread is 1% for base rate loans and 2% for LIBOR rate loans and thereafter will range from 0.875% to 1.5% for base rate loans, and from 1.875% to 2.5% for LIBOR rate loans. For loans under the Revolving credit facility, the initial applicable spread is 0.625% for base rate loans and 1.625% for LIBOR rate loans and thereafter will range from 0.5% to 1.125% for base rate loans, and from 1.5% to 2.125% for LIBOR rate loans. The Senior secured credit facility was issued by eight lenders within the farm credit system and will be eligible for patronage refunds. Patronage refunds are distributions of profits from lenders in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned. Future refunds will be dependent on future farm credit lender profits, made at the discretion of each farm credit lender.
In addition to paying interest on outstanding principal under the Senior secured credit facility, we are required to pay a fee in respect of unutilized commitments under the Revolving credit facility equal to 0.325% per annum when average daily utilization under the Revolving credit facility for the prior fiscal quarter is less than or equal to 35% of the total revolving commitments, and 0.275% per annum when average daily utilization under the Revolving credit facility for the prior fiscal quarter is greater than 35% of the total revolving commitments. The applicable fee for unutilized commitments was initially established at 0.325% per annum.
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

ABL credit facility
On May 22, 2015, we entered into a new five-year credit agreement for an ABL credit facility, with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. This facility replaced our previous $665 million senior secured asset-based revolving credit facility, originally dated as of December 9, 2010. The ABL credit facility will mature on May 22, 2020. As of December 31, 2016, we had $384 million of availability under the ABL credit facility, net of $35 million of borrowings and $31 million of ordinary course letters of credit outstanding.
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
Revolving loan (and letter of credit) availability under the credit agreement is subject to a borrowing base, which is determined on the basis of eligible accounts receivable, inventory and cash and the value of permitted investments held in deposit accounts controlled solely by the administrative and collateral agent. The FILO facility is also subject to a borrowing base, which is determined on the basis of eligible accounts receivable and inventory.
The obligations under the credit agreement are guaranteed by certain material subsidiaries of the Company and are secured by first priority liens on and security interests in accounts receivable, inventory and related assets.
Borrowings under the credit agreement bear interest at a rate equal to the base rate, the LIBOR, or the Canadian banker’s acceptance (or “BA”) rate, in each case plus an applicable margin. The applicable margin is between 0.00% and 0.75% with respect to base rate borrowings and between 1.00% and 1.75% with respect to LIBOR and Canadian BA borrowings, in each case based on availability under the credit facility and a leverage ratio.
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

Credit rating risk
Although our debt agreements do not include any provision that would require material changes in payment schedules or terminations as a result of a credit rating downgrade, we believe our access to capital markets at a reasonable cost is determined in part by credit quality. A credit rating downgrade could impact our ability to access capital markets at a reasonable cost.

December 31,
	2016	2015	2014
Standard & Poor’s
Long-term corporate credit rating	BB-	BB-	BB-
Outlook	Negative	Stable	Stable
Moody’s Investors Service
Senior secured debt	Ba3	Ba3	Ba3
Senior unsecured debt	B1	Ba3	Ba3
Corporate family rating	Ba3	Ba3	Ba3
Outlook	Stable	Stable	Positive
Liquidity rating	SGL-1	SGL-1	SGL-1
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
Flow of Funds
Summary of cash flows
A summary of cash flows for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years Ended December 31,
(In millions)	2016	2015	2014
Net cash provided by operating activities	$81	$138	$186
Net cash used in investing activities	(273)	(352)	(161)
Net cash provided by (used in) financing activities	169	(62)	(7)
Effect of exchange rate changes on cash and cash equivalents	—	(3)	(3)
Net (decrease) increase in cash and cash equivalents	$(23)	$(279)	$15
2016 vs. 2015
Cash provided by operating activities
We generated $81 million of cash from operating activities in 2016, compared to $138 million last year. The decrease is attributable to higher pension contributions mostly related to a Cdn $25 million supplemental contribution in 2016 (as further discussed below), and to an increase of inventory in 2016 compared to a decrease in the year-ago period, mostly related to raw material inventory at some of our sawmills.
Cash used in investing activities
We used $273 million in investing activities in 2016, compared to $352 million last year. The decrease is mainly due to the acquisition of Atlas Tissue in 2015, partly offset by more cash invested in fixed assets, and an increase in countervailing duty cash deposits, which have been required at a rate of 17.87% since October 20, 2015. This year’s amount consisted mostly of cash invested in fixed assets, which reflected investments in strategic projects such as: the tissue manufacturing and converting facility in Calhoun as well as the implementation of our integrated business management software. Approximately $90 million of capital expenditures remains to be spent to complete the Calhoun tissue project.

Cash provided by (used in) financing activities
We borrowed $171 million under our credit facilities in 2016, to sustain the capital expenditures for our continued transformation strategy. In 2015, we used $62 million in financing activities, almost all of which related to share repurchases.
2015 vs. 2014
Cash provided by operating activities
We generated $138 million of cash from operating activities in 2015, compared to $186 million in 2014. The decrease is mainly due to lower sales as a result of lower average transaction prices.
Cash used in investing activities
We used $352 million in investing activities in 2015, compared to $161 million in 2014. The increase is mainly due to the acquisition of Atlas Tissue, and the proceeds at maturity of notes issued in connection with a sale of U.S. timber assets securitized in 2001, received in 2014. Cash invested in fixed assets consisted mostly of investments in strategic projects such as: the upgrade to the Calhoun pulp mill to install a continuous digester and other wood chip processing equipment; the tissue manufacturing and converting facility in Calhoun; the completion of the construction of our new sawmill in Atikokan; and the implementation of our integrated business management software.
Cash used in financing activities
We used $62 million in financing activities in 2015, compared to $7 million in 2014. The increase is mainly due to share repurchases.
2017 outlook
We borrowed an additional $115 million under our revolving credit facilities in the first two months of 2017 as a result of seasonal increases in working capital, combined with higher spending on the Calhoun tissue project as it nears completion. We expect capital expenditures to be lowered and opportunities to reduce debt will be identified with the goal of decreasing our leverage. To this end, we anticipate making up to $185 million in capital expenditures in 2017, net of support under existing business development programs, including approximately $90 million on the tissue project in Calhoun.
Canadian softwood lumber exports to the United States
On November 26, 2016, a coalition of U.S. softwood lumber product producers petitioned the U.S. International Trade Commission requesting an investigation into alleged dumping and subsidization of Canadian softwood lumber product exports to the U.S. In December 2016, the U.S. Department of Commerce initiated investigations into the alleged dumping and subsidization. If as a result of the investigation our Canadian softwood lumber exports to the U.S. become subject to trade restrictions, such as quotas, anti-dumping duties, countervailing duties, or deposit requirements in respect of estimated duties, our cash flows could be materially affected. For additional information, see Part I, Item 1A, “Risk Factors – Legal and Compliance Risk – There is uncertainty with respect to future regulation of our Canadian softwood lumber exports to the United States,” of this Form 10-K.
Countervailing duties cash deposit requirements
Since October 20, 2015, we have been required to make cash deposits at a subsidy rate of 17.87% for estimated and projected countervailing duties on SC papers we import to the U.S. from our Canadian mills. Based on our current operating parameters, the cash deposits could be as high as $25 million in 2017. For additional information, see Part I, Item 1A, “Risk Factors – Legal and Compliance Risk – We are subject to countervailing duty trade remedies on exports of our SC paper to the U.S., which could materially affect our operations and cash flows,” of this Form 10-K.

Employee Benefit Plans
Pension and OPEB plans
In 2016, we contributed $141 million to our defined benefit pension plans and $21 million to our defined contribution pension plans, while expensing an aggregate of $62 million. We also made payments of $13 million to OPEB plans, compared to a $12 million credit to the net periodic benefit cost.
For 2017, we expect to make approximately $130 million of contributions to our defined benefit pension plans, $21 million to our defined contribution pension plans and $14 million to OPEB plans. The expected decrease of our defined benefit pension plans contributions compared to 2016 is mostly due to our exit from the Quebec funding relief regulation (as further discussed and defined below). These amounts include pension contributions and OPEB payments related to our Canadian plans, which we translated based on the exchange rate in effect on December 31, 2016, and are more fully described below. We also expect to expense approximately $43 million of pension costs, with a $12 million credit for our OPEB plans. The expected decrease in the net periodic benefit cost compared to 2016 is because of lower interest cost, due to the lower discount rates, offset in part by higher amortization of actuarial losses, which is due to the increase in the net pension and OPEB liability on our balance sheet.
We fund our pension and OPEB plans as required by applicable laws and regulations; we could, from time to time, make additional payments.
Pension funding
Canadian funding requirements
Prior to December 31, 2016, the funding of our material Canadian registered pension plans, which we refer to as the “affected plans,” representing 65% of our unfunded pension obligations as of December 31, 2016, was governed by regulations specific to us, adopted by the provinces of Quebec and Ontario. We refer to these regulations, as the “funding relief regulations.” On December 16, 2016, the province of Ontario amended the Ontario funding relief regulation, which we refer to as the “Ontario amendment,” following which, on December 19, 2016, we provided notice to the Quebec pension plan regulatory authorities that we would voluntarily exit the Quebec funding relief regulation as of December 31, 2016. As a result, since January 1, 2017, all of our Quebec pension plans have been subject to the SPPA, which is the pension plan funding regime generally applicable to pension plans in that province. The Ontario funding relief regulation, as amended by the Ontario amendment, continues to apply to us and will lapse on December 31, 2020.
The funding relief regulations provided that our aggregate annual contribution in respect of the solvency deficits in the Quebec and Ontario affected plans for each year until 2020 was limited to a Cdn $80 million basic contribution. As a result of the Ontario amendment and our exit from the Quebec funding relief regulation, from July 2017 through December 2020, our annual basic contribution to the Ontario affected plans will be Cdn $9 million, while the basic contribution from January 2017 to June 2017 will be Cdn $5 million in the aggregate, reflecting the portion of the Cdn $80 million annual basic contribution related to the Ontario plans. Our contributions to our Quebec plans will be determined annually on a going concern basis under the Quebec’s SPPA, as more fully described below.
In addition to the basic contribution, the funding relief regulations required us to make a supplemental contribution, beginning in 2016, should the affected plans’ aggregate solvency ratio be more than 2% below the target specified in the regulations for the preceding year, subject to certain conditions. In 2016, we made a supplemental contribution of Cdn $25 million in aggregate to the Quebec and Ontario plans. Following the Ontario amendment and our exit from the Quebec funding relief regulation, we are still required to make a supplemental contribution to the Ontario plans, payable over a three-year period, should the Ontario affected plans’ aggregate solvency ratio be below the 2% target. Given the prevailing interest rates, we do not expect to make a supplemental contribution in 2017.
Should an Ontario plan move to surplus before the funding relief regulation expires in 2020, it will cease to be subject to the regulation. After 2020, the Ontario funding rules in effect at the time will apply to any remaining deficit.
We are permitted to exit the Ontario funding relief regulation earlier than December 31, 2020, by providing a notice to that effect to the province of Ontario by December 31 of any year. Our exit from such regulation would take effect for the year following the date of notice. If we elect to exit the Ontario funding relief regulation, our pension plans in Ontario would become subject to the pension plan funding regime generally applicable at that time to pension plans in that province.
Funding deficit calculation
The assumptions used to calculate the pension funding deficit are materially different from the assumptions used to determine the net pension and OPEB obligations for purposes of our Consolidated Financial Statements.

As a result of our exit from the Quebec funding relief regulation, the funding deficit calculation of all our Quebec pension plans are subject to, since January 1, 2017, Quebec’s SPPA, which provides for funding pension deficits on a going concern basis, rather than on a solvency basis. Under a going concern basis, the liabilities are calculated on the assumption that the plans will continue to operate indefinitely, and the liabilities are discounted with a rate determined by a model that develops an expected long term return on assets, based on the asset mix of the plans as of the actuarial valuation date.
Our Ontario pension plans remain subject to actuarial rules on a solvency basis for funding pension deficits, with a minimum annual basic contribution of Cdn $9 million. Under a solvency basis, the liabilities are calculated on the assumption that the plans are terminated at the measurement date (each December 31), and the liabilities are discounted primarily using a specified annuity purchase rate, which is the spot interest rate on government securities in Canada plus a prescribed margin at the measurement date.
The funding of our U.S. pension plan is governed by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code, and is also subject to the Moving Ahead for Progress in the 21st Century Act and the Highway and Transportation Funding Act of 2014. Under these regulations, the liabilities are discounted using 25-year average corporate bond rates within a specified corridor. The corridor will be maintained at 10% through 2017, and widen an additional 5% each year to 30% in 2021 and beyond.
By contrast, for purposes of our Consolidated Financial Statements, the discount rate is determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans.
The weighted-average discount rate and funded ratio for both accounting and funding purposes for the years ended December 31, 2016 and 2015, were as follows:

	Accounting		Funding
	December 31,		December 31,
Pension Plans	2016	2015	2016	(1)	2015	(2)
Discount rate	3.8%	4.2%	5.0%		2.9%
Funded ratio	78%	80%	91%		76%

(1)
Determined on a going-concern basis for Quebec plans, on a solvency basis for Ontario plans, and on a 25-year average interest rate basis for U.S. plans. Preliminary, subject to final actuarial reports.

(2)	Determined on a solvency basis for Canadian plans and on a 25-year average interest rate basis for U.S. plans.
Additional undertakings
In connection with the establishment of the original funding relief regulations, our principal Canadian operating subsidiary undertook to make an additional solvency deficit reduction contribution of Cdn $75 to the affected plans, payable over four years, for each metric ton of capacity reduced in Quebec or Ontario, in the event of any permanent machine closure or temporary downtime of more than six consecutive months or nine cumulative months over a period of 18 months. As a result of our exit from the Quebec funding relief regulation, effective December 31, 2016, this undertaking we had made with the Government of Quebec, expired in accordance with its terms. The undertaking with Ontario expired in December 2015.
Neither the expiration of the Quebec undertaking, nor the previous expiration of the Ontario undertaking, eliminates ongoing obligations we incurred under the terms of those undertakings prior to their expiration. As a result, we made additional contributions for past capacity reductions to the affected plans of Cdn $13 million in 2016. We will also be required to make our final remaining contributions for past capacity reductions of approximately Cdn $31 million, Cdn $21 million, Cdn $5 million, and Cdn $2 million in 2017, 2018, 2019, and 2020, respectively. As part of the 2014 amendments to the funding relief regulations, it was determined that no additional contribution would be made in respect of any capacity reduction in Quebec before April 13, 2013. The application of this undertaking in respect of the capacity reductions in Ontario has yet to be settled.
As originally adopted, the funding relief regulations provided that corrective measures would be required if the aggregate solvency ratio in the affected plans fell below a prescribed level under the targets specified by the regulations as of December 31 in any year through 2014. This requirement was definitively removed in 2013, but under the Ontario regulation, the corresponding 2011 and 2012 amounts in respect of Ontario plans (Cdn $110 million in the aggregate) have been deferred to after the expiration of the funding relief regulation in 2020 and will then be payable over five years in equal monthly installments starting on December 31, 2021, but only up to the elimination of the then remaining deficit, if any.

Partial wind-ups
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor protection proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor protection proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($110 million, based on the exchange rate in effect on December 31, 2016), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date. At this time, we cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.
Share Repurchase Program
On May 28, 2015, our board of directors authorized a $50 million increase to our existing $100 million share repurchase program, which was originally launched in May of 2012. During the year ended December 31, 2015, we repurchased an additional 5.5 million shares, at a cost of $59 million. We did not repurchase any shares during 2016. There remains $24 million under the program.
Contractual Obligations
As of December 31, 2016, the Company’s contractual obligations, including payments due by period, were as follows:

(In millions)	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt (1)	$1,027	$41	$79	$112	$795
Non-cancelable operating lease obligations (2)	38	6	11	10	11
Purchase obligations (2)	349	111	118	96	24
	$1,414	$158	$208	$218	$830

(1)
Long-term debt commitments represent primarily interest payments on the 2023 notes over the periods indicated and payment of the remaining principal balance at maturity, assuming no further redemptions. Interest on our credit facility borrowings is assumed to remain unchanged from the rates in effect as of December 31, 2016, assuming no additional borrowings or repayments until maturity. Information on our long-term debt can be found in “Note 12, “Long-Term Debt,” to our Consolidated Financial Statements.

(2)	Information on our operating leases and purchase obligations can be found in Note 18, “Operating Leases and Purchase Obligations,” to our Consolidated Financial Statements.
The above table excludes the future obligations under our pension and OPEB plans due to the uncertainty in the timing and amount of future payments. Information on our pension and OPEB plans can be found in “Note 13, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements.

RECENT ACCOUNTING GUIDANCE
New accounting pronouncements adopted
In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” We adopted this ASU on October 1, 2016, in connection with the accounting for measurement-period adjustments related to the acquisition of Atlas Tissue, as further discussed in Note 3, “Acquisition of Atlas Paper Holdings, Inc.” to our Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” We adopted this ASU on October 1, 2016. The adoption of this accounting guidance did not have a material impact on our results of operations, financial position or cash flows.
See Note 2, “Summary of Significant Accounting Policies – New accounting pronouncements adopted,” to our Consolidated Financial Statements for more information.
Accounting pronouncements not yet adopted
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” We plan to adopt this ASU on January 1, 2018. The adoption of this accounting guidance will not materially impact our results of operations, financial position or cash flows.
In February 2016, the FASB issued ASU 2016-02, “Leases.” We are still evaluating the impact of this standard on our results of operations and financial position. We plan to adopt this standard on January 1, 2019. We are still evaluating the impact of this standard on our results of operations and financial position as implementation of this project is at the assessment stage.
In March 2016, April 2016, May 2016, and December 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing,” ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” respectively, which further affect the guidance of ASU 2014-09. We plan to adopt these standards on January 1, 2018. We are still evaluating the impact of these standards on our results of operations and financial position as implementation of this project is at the assessment stage.
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” We plan to adopt this ASU on January 1, 2019. We are still evaluating the impact of this accounting guidance on our results of operations and financial position as implementation of this project is at the assessment stage.
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The adoption of this accounting guidance will not materially impact the presentation of our cash flows.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” We adopted this ASU on January 1, 2017. The adoption of this accounting guidance impacted the presentation of our Consolidated Balance Sheet as of that date.
In November 2016, the FASB issued ASU 2016-18, “Restricted Cash.” We plan to adopt this ASU on January 1, 2018. The adoption of this accounting guidance will impact the presentation of our Consolidated Statements of Cash Flows.
In February 2017, the FASB issued ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The adoption of this accounting guidance will not materially impact our results of operations, financial position or cash flows.
See Note 2, “Summary of Significant Accounting Policies – Accounting pronouncements not yet adopted,” to our Consolidated Financial Statements for more information.

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
Pension and OPEB obligations
Description of accounts impacted by the accounting estimates
We record pension and OPEB obligations, net of pension plan assets that may be considered material to our financial position. We also record net periodic benefit costs associated with these net obligations as our employees render service. As of December 31, 2016, we had pension and OPEB obligations aggregating $5,368 million and accumulated pension plan assets at fair value of $4,073 million. Our 2016 net periodic pension and OPEB costs were $29 million.
Judgments and uncertainties involved in the accounting estimates
The following inputs are used to determine our net obligations and our net periodic benefit cost each year and the determination of these inputs requires judgment:

•	discount rate – used to determine the net present value of our pension and OPEB obligations and to determine the interest cost component of our net periodic pension and OPEB costs;

•
return on assets – used to estimate the growth in the value of invested assets that are available to satisfy pension benefit obligations and to determine the expected return on plan assets component of our net periodic pension benefit cost;

•	life expectancy rate – used to estimate the impact of life expectancy on our pension and OPEB obligations;

•	rate of compensation increase – used to calculate the impact future pay increases will have on our pension obligations; and

•	health care cost trend rate – used to calculate the impact of future health care costs on our OPEB obligations.
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

Effect if actual results differ from assumptions
Variations in assumptions could have a significant effect on the net periodic benefit cost and pension and OPEB obligations reported in our Consolidated Financial Statements. For example, a 25 basis point change in any one of these assumptions would have increased (decreased) our net periodic benefit cost for our pension and OPEB plans and our pension and OPEB obligations as follows:

	2016 Net Periodic Benefit Cost		Pension and OPEB Obligations as of December 31, 2016
(In millions)	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Assumption:
Discount rate	$(7)	$9	$(130)	$143
Return on assets	(10)	10	—	—
Rate of compensation increase	1	(1)	7	(7)
Health care cost trend rate	—	—	2	(2)
As of December 31, 2016, the most significant change in our assumptions was a decrease in the discount rate to 3.8% from 4.2% as of December 31, 2015, resulting in an increase in our net pension and OPEB obligations of approximately $195 million.
The net periodic benefit cost of our pension plans incorporates an expected return on plan assets and not the actual return on plan assets, and the net periodic benefit cost of our pension and OPEB plans is based on the expected change in pension and OPEB obligations arising from the time value of money and not the actual change in pension and OPEB obligations. Differences between these expected and actual results were recorded in “accumulated other comprehensive loss” in our Consolidated Balance Sheets as an actuarial gain or loss. Net losses arising in 2016, before tax, and deferred in “accumulated other comprehensive loss” were $232 million and increased our accumulated net actuarial loss. This actuarial loss will be amortized into our Consolidated Statements of Operations in future years and approximately $51 million will be included in our net periodic benefit cost in 2017.
Deferred income tax assets
Description of accounts impacted by the accounting estimates
We have significant net deferred income tax assets of $1,037 million recorded in our Consolidated Balance Sheet as of December 31, 2016, almost all of which is related to our Canadian operations, and a full valuation allowance recorded against our U.S. net deferred income tax assets. Our net deferred income tax assets are comprised of:
United States:

•
Deferred income tax assets of $998 million, comprised of $782 million for federal and state operating loss carryforwards expiring between 2017 and 2036, and $216 million for other temporary differences, mostly related to pension and OPEB plans.

•	Deferred income tax liabilities of $49 million, mostly related to accelerated depreciation on fixed assets.

•	A valuation allowance of $950 million against the net deferred income tax assets, which are not more likely than not to be realized in the future.
Canada:

•
Deferred income tax assets of $1,067 million, comprised of $185 million related to undeducted research and development expenditures with no expiry, $30 million for federal and provincial operating loss carryforwards expiring between 2026 and 2036, $91 million for tax credit carryforwards expiring between 2021 and 2036, as well as $761 million for other temporary differences, mostly related to fixed asset undepreciated capital costs with no expiry, and pension and OPEB plans.

•	Deferred income tax liabilities of $16 million for various temporary differences.

•	A valuation allowance of $13 million mainly related to net capital loss carryforwards.

Other:

•	Deferred income tax assets of $37 million, mostly comprised of other foreign subsidiaries operating loss carryforwards expiring between 2019 and 2026.

•	A valuation allowance of $37 million against the net deferred income tax assets of other foreign subsidiaries, which are not more likely than not to be realized in the future.
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
Following the assessment of our ability to realize the deferred income tax assets of our U.S. operations, we concluded that existing negative evidence outweighed positive evidence. As a result, we recognize a full valuation allowance against our net U.S. deferred income tax assets. The cumulative loss of our U.S. operations limited our ability to consider other subjective positive evidence. A valuation allowance does not reduce our underlying tax attributes, nor hinders our ability to use them in the future. If, in the future, sufficient objective positive evidence becomes available such that, based on the weight of available evidence, it is determined to be more likely than not that some or all of the deferred income tax assets associated with our U.S. operations can be realized, the valuation allowance will be reduced as appropriate, with the related adjustment being recognized as a decrease to the income tax provision.
The weight of positive evidence, which included a review of historical cumulative earnings and our forecasted future earnings, resulted in the conclusion by management that valuation allowances were not required for our deferred income tax assets in Canada, as they were determined to be more likely than not to be realized.
The Company calculates its income tax provision for the period based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in the subsequent years. Adjustments based on actual filed income tax returns are recorded when identified.
Tax benefits related to uncertain tax positions are recorded when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the relevant tax authority. The amount of tax benefit recognized may differ from the amount taken or expected to be taken on a tax return. These differences represent unrecognized tax benefits and are reviewed at each reporting period based on facts, circumstances and other available evidence. During 2016, we recorded tax benefits of $55 million, almost all of which related to the release of previously unrecognized tax benefits due to the lapse of the statute of limitations of the applicable jurisdictions. We have unrecognized tax benefits of $44 million as of December 31, 2016. As income tax legislation and regulations are complex and subject to interpretation, our tax positions could be challenged by taxing authorities.
Effect if actual results differ from assumptions
Our forecasted future earnings represent important positive evidence in determining the recoverability of our deferred income tax assets. If actual future financial results are not consistent with the assumptions and judgments used, or if additional significant closure related costs are recorded in future years, we may be required to reduce the value of our net deferred income tax assets by recording additional valuation allowances, resulting in an income tax expense that could be material.
We do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. However, any adjustments arising from certain ongoing examinations by taxing authorities could alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions, and these adjustments could differ from the amount accrued.
Long-lived assets
Description of accounts impacted by the accounting estimates
We have long-lived assets recorded in our Consolidated Balance Sheet of $1,912 million as of December 31, 2016. These long-lived assets include fixed assets, net and amortizable intangible assets, net. In 2016, we recorded depreciation and amortization of $206 million and impairment and accelerated depreciation charges aggregating $57 million associated with these long-lived assets. The depreciation and amortization, impairment and accelerated depreciation charges are based on accounting estimates.

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
Judgments and uncertainties involved in the accounting estimates
The calculation of depreciation and amortization of long-lived assets requires us to apply judgment in selecting the remaining useful lives of the assets. The remaining useful life of an asset must address both physical and economic considerations. The remaining economic life of a long-lived asset is frequently shorter than its physical life. The pulp and paper industry in recent years has been characterized by considerable uncertainty in business conditions. Estimates of future economic conditions for our long-lived assets and therefore, their remaining useful economic lives, require considerable judgment. During the first quarter of 2016, we prospectively changed our estimate of the useful lives of certain of our machinery and equipment to reflect a net increase of estimated periods during which these assets will remain in service. See Note 1, “Organization and Basis of Presentation – Change in depreciable lives of machinery and equipment,” for additional information.
Asset impairment for long-lived assets to be held and used is tested at the lowest asset group level having largely independent cash flows. Determining the asset groups for long-lived assets to be held and used requires management’s judgment.
Asset impairment loss calculations require us to apply judgment in estimating asset group fair values and future cash flows, including periods of operation, projections of product pricing, production levels, product costs, market supply and demand, foreign exchange rates, inflation, projected capital spending and, specifically for fixed assets acquired, assigned useful lives, functional obsolescence, asset condition and discount rates. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe would be consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. One key assumption, especially for our long-lived assets in Canada, is the foreign exchange rate, which was determined based on our budgeted exchange rates for 2017. The assessment of whether an asset group should be classified as held for sale requires us to apply judgment in estimating the probable timing of the sale, and in testing for impairment loss, judgment is required in estimating the net proceeds from the sale.
Effect if actual results differ from assumptions
If our estimate of the remaining useful life changes, such a change is accounted for prospectively in our determination of depreciation and amortization. Actual depreciation and amortization charges for an individual asset may therefore be significantly accelerated if the outlook for its remaining useful life is shortened considerably.
A number of judgments were made in the determination of our asset groups. If a different conclusion had been reached for any one of those judgments, it could have resulted in the identification of asset groups different from those we actually identified, and consequently, could result in a different conclusion when comparing the expected undiscounted future cash flows or the fair value to the carrying value of the asset group.
Actual asset impairment losses could vary considerably from estimated impairment losses if actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values. Assets of facilities that are idled have a greater risk of acceleration in depreciation and amortization or additional impairment.

Goodwill
Description of accounts impacted by the accounting estimates
As of December 31, 2016, our Consolidated Balance Sheet included goodwill of $81 million, all of which is attributable to our acquisition of Atlas Tissue. For further details on goodwill, refer to Note 3, “Acquisition of Atlas Paper Holdings, Inc.,” to our Consolidated Financial Statements.
We review the carrying value of our goodwill for impairment annually as of November 30, or more frequently, whenever indicators of potential impairment exist. As more fully discussed in Note 2, “Summary of Significant Accounting Policies – Goodwill,” to our Consolidated Financial Statements, if a reporting unit’s carrying value exceeds its fair value, an impairment charge is recorded equal to the difference between the carrying value of the reporting unit’s goodwill and the implied fair value of the reporting unit’s goodwill.
Judgments and uncertainties involved in the accounting estimates
We test goodwill for impairment at the reporting unit level. Determining which reporting units goodwill should be assigned to requires considerable judgment. A reporting unit is a component of an operating segment, or a combination of components of an operating segment that share similar economic characteristics. Based on our analysis of the components of our tissue segment, we concluded that all significant components of the tissue segment should be combined into a single reporting unit. Goodwill was entirely assigned to this reporting unit, which includes the net assets of our Atlas Tissue manufacturing facilities in Hialeah and Sanford, both located in Florida, as well as our Calhoun tissue facility.
When performing our goodwill impairment test, we estimate the fair value of the reporting unit using a discounted cash flow model, and we validate the resulting fair value with a valuation technique based on multiples of earnings for comparable industry participants. The determination of the fair value involves many assumptions and judgments, including: projection of sales volume and pricing; projected levels of revenue growth and market penetration; product costs; inflation; projected capital spending; change in working capital; economic, industry and market conditions; and discount rate.
The estimates used are consistent with our internal projections and operating plans, which we believe would be consistent with what a hypothetical marketplace participant would use. The discount rate assumption is based on the weighted-average cost of capital of comparable industry participants, adjusted to consider the risks associated with the completion and start-up of the Calhoun tissue facility and underlying risk associated with meeting projected levels of revenue growth and margin.
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, after assessing the totality of events of circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then an impairment test is performed.
Due to lower than expected financial results from Atlas Tissue in 2016 and the development phase of the Calhoun tissue facility, we elected to bypass the optional qualitative assessment of the tissue reporting unit for our 2016 annual goodwill impairment test.
Effect if actual results differ from assumptions
A number of judgments were made in the determination of the reporting unit. If a different conclusion had been reached for any one of those judgments, it could have resulted in a different reporting unit identification from the one we identified, and consequently, could result in a different conclusion when comparing the fair value to the carrying value of the reporting unit.
Our goodwill impairment test for the tissue reporting unit as of November 30, 2016, concluded that the fair value of the reporting unit exceeded its carrying amount by more than 40%. As a result, no impairment was recognized.

The actual fair value of the reporting unit could vary considerably from the estimated fair value if actual results are not consistent with the assumptions and judgments used in estimating future cash flows and the reporting unit fair value. For example, a 1% change in any one of these assumptions, assuming that all other assumptions remain constant, would have increased (decreased) the fair value of the reporting unit as of November 30, 2016, as follows:

(In millions)	1% Increase	1% Decrease
Assumption:
Sales pricing	$94	$(85)
Product costs	(49)	44
Discount rate	(34)	38
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to risks associated with fluctuations in foreign currency exchange rates, prices for the products we manufacture, commodity prices, and credit risk on accounts receivable from our customers.
Foreign Currency Exchange Risk
We compete with producers from around the world, particularly North America, Europe and South America, in most of our product lines with the exception of wood products and tissue, where we compete primarily with other North American producers. We sell our products mainly in transactions denominated in U.S. dollars, but we also sell in certain local currencies, including the Canadian dollar, the euro and the pound sterling. Changes in the relative strength or weakness of these currencies, particularly the U.S. dollar, could affect international trade flows in these products. A stronger U.S. dollar might attract imports, thereby increasing product supply and possibly creating downward pressure on prices. On the other hand, a weaker U.S. dollar might encourage U.S. exports but also increase manufacturing costs in Canadian dollars, or other foreign currencies.
Variations in exchange rates could also significantly affect our competitive position. In 2016, for example, the strength of the U.S. dollar against certain European currencies and the currencies of other paper producing countries, in addition to the weak currencies in a number of paper importing countries, continued to negatively affect the competitive position of North American newsprint producers selling in certain U.S. dollar-denominated international newsprint markets, like Asia and Latin America. Some of our European competitors were able to price business more aggressively in those markets as a result of the relative weakness of their local currency, which negatively affected our ability to compete, forcing us to take steps to limit our exposure to these markets.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects. In 2015 and 2016, the Canadian dollar fluctuated between a low of US$0.69 in January of 2016 and a high of US$0.85 in January of 2015. Based on operating projections for 2017, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $17 million, and vice versa.
Furthermore, certain assets and liabilities, including a substantial portion of our net pension and OPEB obligations and our net deferred income tax assets, are denominated in Canadian dollars. As a result, our earnings can be subject to the potentially significant effect of foreign currency translation gains or losses in respect of these Canadian dollar net monetary items. A fluctuation of the Canadian dollar against the U.S. dollar in any given period would generally cause a foreign currency translation gain or loss.
Product Price Risk
Historically, economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. In general, our products, other than tissue, are commodities that are widely available from other producers; because these products have few distinguishing qualities from producer to producer, competition is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand. The demand for some of our products has weakened significantly over the past decade. For example, over the 10 years ended December 31, 2016, according to industry statistics, North American newsprint demand fell by 65%. This trend, which similarly affects our specialty papers, could continue as a result of developments in non-print media, lower North American newspaper circulation, weaker paper-based advertising, grade substitution and conservation measures taken by publishers and retailers. Without change in capacity, the lower demand in relation to supply can cause downward pressure on price.
In the table below, we show the impact of a $25 change to the average transaction price per unit of our products, other than tissue, based on our operating configuration as of December 31, 2016. This presentation measures only the impact of pricing and items directly related to price, and assumes that every other factor is held constant.

PRODUCT	Unit	Projected change in annualized EBITDA ($ millions) based on $25 change in price per unit

Market pulp	$ / metric ton	38
Wood products	$ / thousand board feet	51
Newsprint	$ / metric ton	43
Specialty papers	$ / short ton	35
Commodity Price Risk
We purchase significant amounts of wood fiber, recovered paper, chemicals and energy to supply our manufacturing facilities. These raw materials are market-priced commodities and as such, are subject to fluctuations in prices. Increases in the prices of these commodities will tend to reduce our reported earnings and decreases will tend to increase our reported earnings. From time to time, we may enter into contracts aimed at securing a stable source of supply for these commodities. These contracts typically require us to pay the market price at the time of purchase. Thus, under these contracts, we generally remain subject to market fluctuations in commodity prices.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Sales	$3,545	$3,645	$4,258
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	2,716	2,826	3,240
Depreciation and amortization	206	237	243
Distribution costs	440	460	518
Selling, general and administrative expenses	149	160	155
Closure costs, impairment and other related charges	62	181	278
Net gain on disposition of assets	(2)	—	(2)
Operating loss	(26)	(219)	(174)
Interest expense	(38)	(41)	(47)
Other income (expense), net	7	4	(83)
Loss before income taxes	(57)	(256)	(304)
Income tax (provision) benefit	(19)	1	30
Net loss including noncontrolling interests	(76)	(255)	(274)
Net income attributable to noncontrolling interests	(5)	(2)	(3)
Net loss attributable to Resolute Forest Products Inc.	$(81)	$(257)	$(277)
Net loss per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.90)	$(2.78)	$(2.93)
Diluted	(0.90)	(2.78)	(2.93)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	89.9	92.4	94.6
Diluted	89.9	92.4	94.6
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Years Ended December 31,
	2016	2015	2014
Net loss including noncontrolling interests	$(76)	$(255)	$(274)
Other comprehensive (loss) income:
Unamortized prior service credits
Change in unamortized prior service credits	(17)	(16)	75
Income tax benefit	—	6	1
Change in unamortized prior service credits, net of tax	(17)	(10)	76
Unamortized actuarial losses
Change in unamortized actuarial losses	(183)	208	(638)
Income tax benefit (provision)	31	(63)	116
Change in unamortized actuarial losses, net of tax	(152)	145	(522)
Foreign currency translation	1	(4)	(1)
Other comprehensive (loss) income, net of tax	(168)	131	(447)
Comprehensive loss including noncontrolling interests	(244)	(124)	(721)
Comprehensive income attributable to noncontrolling interests	(5)	(2)	(3)
Comprehensive loss attributable to Resolute Forest Products Inc.	$(249)	$(126)	$(724)
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amount)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$35	$58
Accounts receivable, net:
Trade	358	377
Other	83	92
Inventories, net	570	541
Other current assets	35	43
Total current assets	1,081	1,111
Fixed assets, net	1,842	1,810
Amortizable intangible assets, net	70	105
Goodwill	81	59
Deferred income tax assets	1,039	982
Other assets	164	153
Total assets	$4,277	$4,220

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$466	$436
Current portion of long-term debt	1	1
Total current liabilities	467	437
Long-term debt, net of current portion	761	590
Pension and other postretirement benefit obligations	1,281	1,186
Deferred income tax liabilities	2	2
Other liabilities	55	60
Total liabilities	2,566	2,275
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.8 shares issued and 89.8 shares outstanding as of December 31, 2016; 117.5 shares issued and 89.5 shares outstanding as of December 31, 2015	—	—
Additional paid-in capital	3,775	3,765
Deficit	(1,207)	(1,126)
Accumulated other comprehensive loss	(755)	(587)
Treasury stock at cost, 28.0 shares as of December 31, 2016 and December 31, 2015	(120)	(120)
Total Resolute Forest Products Inc. shareholders’ equity	1,693	1,932
Noncontrolling interests	18	13
Total equity	1,711	1,945
Total liabilities and equity	$4,277	$4,220
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2013	$—	$3,751	$(592)	$(271)	$(61)	$12	$2,839
Share-based compensation costs for equity-classified awards	—	3	—	—	—	—	3
Net (loss) income	—	—	(277)	—	—	3	(274)
Stock options exercised and stock unit awards vested (0.3 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest	—	—	—	—	—	(4)	(4)
Other comprehensive loss, net of tax	—	—	—	(447)	—	—	(447)
Balance as of December 31, 2014	—	3,754	(869)	(718)	(61)	11	2,117
Share-based compensation costs for equity-classified awards	—	11	—	—	—	—	11
Net (loss) income	—	—	(257)	—	—	2	(255)
Purchases of treasury stock (5.5 shares) (Note 16)	—	—	—	—	(59)	—	(59)
Stock options exercised and stock unit awards vested (0.2 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	131	—	—	131
Balance as of December 31, 2015	—	3,765	(1,126)	(587)	(120)	13	1,945
Share-based compensation costs for equity-classified awards	—	10	—	—	—	—	10
Net (loss) income	—	—	(81)	—	—	5	(76)
Stock unit awards vested (0.3 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(168)	—	—	(168)
Balance as of December 31, 2016	$—	$3,775	$(1,207)	$(755)	$(120)	$18	$1,711
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss including noncontrolling interests	$(76)	$(255)	$(274)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	11	12	6
Depreciation and amortization	206	237	243
Closure costs, impairment and other related charges	59	176	263
Inventory write-downs related to closures	7	2	17
Deferred income taxes	14	3	(36)
Net pension contributions and other postretirement benefit payments	(125)	(62)	(157)
Net gain on disposition of assets	(2)	—	(2)
(Gain) loss on translation of foreign currency denominated deferred income taxes	(28)	199	107
Loss (gain) on translation of foreign currency denominated pension and other postretirement benefit obligations	27	(184)	(82)
Gain on disposition of equity method investment	(5)	—	—
Net planned major maintenance payments	(3)	(3)	—
Write-down of equity method investment	—	—	61
Changes in working capital:
Accounts receivable	26	87	106
Inventories	(37)	10	(31)
Other current assets	7	(4)	(3)
Accounts payable and accrued liabilities	(3)	(85)	(44)
Other, net	3	5	12
Net cash provided by operating activities	81	138	186
Cash flows from investing activities:
Cash invested in fixed assets	(249)	(185)	(193)
Acquisition of Atlas Paper Holdings, Inc., including cash overdraft acquired	—	(159)	—
Acquisition of a sawmill in Senneterre, Quebec	(6)	—	—
Monetization of timber notes	—	—	22
Disposition of assets	5	—	10
Increase in countervailing duty cash deposits	(23)	(4)	—
(Increase) decrease in deposit requirements for letters of credit, net	—	(4)	1
Other investing activities, net	—	—	(1)
Net cash used in investing activities	(273)	(352)	(161)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	125	—	—
Issuance of long-term debt	46	—	—
Payments of debt	(1)	—	(2)
Payments of financing and credit facility fees	(1)	(3)	(1)
Purchases of treasury stock	—	(59)	—
Dividend to noncontrolling interest	—	—	(4)
Net cash provided by (used in) financing activities	169	(62)	(7)
Effect of exchange rate changes on cash and cash equivalents	—	(3)	(3)
Net (decrease) increase in cash and cash equivalents	(23)	(279)	15
Cash and cash equivalents:
Beginning of year	58	337	322
End of year	$35	$58	$337
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest, including capitalized interest of $7, $5 and $3 in 2016, 2015 and 2014, respectively	$40	$40	$42
Income taxes, net	3	3	(1)
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation
Nature of operations
Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us,” “Parent” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in over 70 countries. We own or operate over 40 pulp, paper, tissue and wood products facilities, as well as power generation assets in the United States and Canada.
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
Consolidation
Our Consolidated Financial Statements include the accounts of Resolute Forest Products Inc. and its controlled subsidiaries. All transactions and balances between these companies have been eliminated. All consolidated subsidiaries are wholly-owned as of December 31, 2016, with the exception of the following:

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
Change in depreciable lives of machinery and equipment
We periodically review the estimated economic useful lives of our fixed assets. Based on this review, during the first quarter of 2016, we prospectively changed our estimate of the useful lives of certain of our machinery and equipment to reflect a net increase of estimated periods during which these assets will remain in service. As a result, effective January 1, 2016, the estimated useful lives of machinery and equipment were changed to a range of five to 25 years, increasing the weighted-average estimated useful lives of machinery and equipment by two years. The effect of this change in estimate for the year ended December 31, 2016 was to reduce “Depreciation and amortization”, “Net loss attributable to Resolute Forest Products Inc.”, and basic and diluted “Net loss per share attributable to Resolute Forest Products Inc. common shareholders” in our Consolidated Statement of Operations as follows:

(In millions, except per share amounts)	2016
Depreciation and amortization	$12
Net loss attributable to Resolute Forest Products Inc.	6
Basic net loss per share attributable to Resolute Forest Products Inc.	0.07
Diluted net loss per share attributable to Resolute Forest Products Inc.	0.07

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies
Use of estimates
In preparing our Consolidated Financial Statements in accordance with U.S. GAAP, management is required to make accounting estimates based on assumptions, judgments and projections of future results of operations and cash flows. These estimates and assumptions affect the reported amounts of revenues and expenses during the periods presented and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. The most critical estimates relate to the assumptions underlying the benefit obligations of our pension and other postretirement benefit (“OPEB”) plans, the recoverability of deferred income tax assets and the carrying values of our long-lived assets and goodwill. Estimates, assumptions and judgments are based on a number of factors, including historical experience, recent events, existing conditions, internal budgets and forecasts, projections obtained from industry research firms and other data that management believes are reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions.
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
Fixed assets
Fixed assets acquired, including internal-use software, are stated at acquisition cost less accumulated depreciation and impairment. The cost of the fixed assets is reduced by any investment tax credits or government capital grants earned. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. We capitalize interest on borrowings during the construction period of major capital projects as part of the related asset and amortize the capitalized interest in “Interest expense” in our Consolidated Statements of Operations over the related asset’s remaining useful life. Planned major maintenance costs are recorded using the deferral method, whereby the costs of each planned major maintenance activity are capitalized to “Other current assets” or “Other assets” in our Consolidated Balance Sheets and amortized to “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations on a straight-line basis over the estimated period until the next planned major maintenance activity. All other routine repair and maintenance costs are expensed as incurred.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
Business Combination
We use the acquisition method in accounting for a business combination. Under this approach, identifiable assets acquired and liabilities assumed are recorded at their respective fair market values at the date of acquisition. Any amount of the purchase price paid that is in excess of the estimated fair values of net identifiable assets acquired is recorded in “Goodwill” in our Consolidated Balance Sheets. In determining the estimated fair values of identifiable assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods such as present value modeling and referenced market values (where available). Valuations are performed by management or independent valuation specialists under management’s supervision, where appropriate. Transaction costs, as well as costs to integrate acquired companies, are expensed as incurred in our Consolidated Statements of Operations.
Goodwill
Goodwill is not amortized and is evaluated every year, or more frequently, whenever indicators of potential impairment exist. The impairment test of goodwill is performed at the reporting unit’s level.
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. In performing the qualitative assessment, we identify the relevant drivers of fair value of a reporting unit and the relevant events and circumstances that may have an impact on those drivers of fair value. This process involves significant judgment and assumptions including the assessment of the results of the most recent fair value calculations, the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events affecting us and the business, and making the assessment on whether each relevant factor will impact the impairment test positively or negatively, and the magnitude of any such impact. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then an impairment test is performed. We can also elect to bypass the qualitative assessment and proceed directly to the impairment test.
The first step of an impairment test is to compare the fair value of a reporting unit to its carrying amount, including goodwill. Significant judgment is required to estimate the fair value of a reporting unit.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Using the income method to determine the fair value of a reporting unit, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. The assumptions used in the model requires estimating future sales volumes, selling prices and costs, changes in working capital, investments in fixed assets, and the selection of the appropriate discount rate. The assumptions used are consistent with internal projections and operating plans. Unanticipated market and macroeconomic events and circumstances may occur and could affect the exactitude and validity of management assumptions and estimates. Sensitivities of these fair value estimates to changes in assumptions are also performed.
In the event that the net carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized. Fair value of goodwill is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination, that is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the business.
Income taxes
We use the asset and liability approach in accounting for income taxes. Under this approach, deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the carrying amounts in our Consolidated Financial Statements of existing assets and liabilities and their respective tax bases. This approach also requires the recording of deferred income tax assets related to operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates applicable when temporary differences and carryforwards are expected to be recovered or settled. We have not provided for U.S. income taxes on the undistributed earnings, if any, of our foreign subsidiaries, as we have specific plans for the reinvestment of such earnings.
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
Tax benefits related to uncertain tax positions are recorded when it is more likely than not, based on technical merits, that the position will be sustained upon examination by the relevant taxing authorities. The amount of tax benefit recognized may differ from the amount taken or expected to be taken on a tax return. These differences represent unrecognized tax benefits and are reviewed at each reporting period based on facts, circumstances and available evidence. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of the income tax expense.
Pension and OPEB plans
For our defined benefit plans, we recognize a liability or an asset for pension and OPEB obligations net of the fair value of plan assets. A liability is recognized for a plan’s under-funded status and an asset is recognized for a plan’s over-funded status. Changes in the funding status that have not been recognized in our net periodic benefit cost are reflected as an adjustment to our “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. We recognize net periodic benefit cost as employees render the services necessary to earn the pension and OPEB. Amounts we contribute to our defined contribution plans are expensed as incurred.
Fair value measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and is based on any principal market for the specific asset or liability. We consider the risk of non-performance of the obligor, which in some cases reflects our own credit risk, in determining fair value. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, “Fair Value Measurements and Disclosures,” we categorize assets and liabilities measured at fair value (other than those measured at net asset value (“NAV”) per share, or its equivalent) into one of three different levels depending on the observability of the inputs employed in the measurement. This fair value hierarchy is as follows:

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
Share-based compensation
We amortize the fair value of our equity-based awards over the requisite service period using the straight-line attribution approach. The requisite service period is reduced for those employees who are retirement eligible at the date of the grant or who will become retirement eligible during the vesting period and who will be entitled to continue vesting in their entire award upon retirement. The fair value of stock options is determined using a Black-Scholes option pricing formula, and the fair value of restricted stock units (“RSUs”), deferred stock units (“DSUs”) and performance stock units (“PSUs”) is determined based on the market price of a share of our common stock on the grant date. We estimate forfeitures of stock incentive awards (as defined in Note 17, “Share-Based Compensation”) and performance adjustments for our PSUs based on historical experience and recognize compensation cost only for those awards expected to vest. Estimated forfeitures and performance adjustments are updated to reflect new information or actual experience, as it becomes available.
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
Translation
The functional currency of the majority of our operations is the U.S. dollar. Non-monetary assets and liabilities denominated in foreign currencies of these operations and the related income and expense items such as depreciation and amortization are remeasured into U.S. dollars using historical exchange rates. Remaining assets and liabilities are remeasured into U.S. dollars using the exchange rate as of the balance sheet date. Remaining income and expense items are remeasured into U.S. dollars using a daily or monthly average exchange rate for the period. Gains and losses from foreign currency transactions and from remeasurement of the balance sheet are reported in “Other income (expense), net” in our Consolidated Statements of Operations.
The functional currency of our other operations is their local currency. Assets and liabilities of these operations are translated into U.S. dollars at the exchange rate in effect as of the balance sheet date. Income and expense items are translated using a daily or monthly average exchange rate for the period. The resulting translation gains or losses are recognized as a component of equity in “Accumulated other comprehensive loss.”
Distribution costs
Distribution costs represent costs associated with handling finished goods and shipping products to customers. Such costs are included in “Distribution costs” in our Consolidated Statements of Operations.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

New accounting pronouncements adopted
In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, which requires that the acquirer record a measurement-period adjustment and the cumulative effect of the adjustment on earnings in the reporting period in which the adjustment amount is determined. This ASU is effective for fiscal year beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual reporting period. We adopted this ASU on October 1, 2016, in connection with the accounting for measurement-period adjustments related to the acquisition of Atlas Paper Holdings, Inc. and its subsidiaries (“Atlas Tissue”), as further discussed in Note 3, “Acquisition of Atlas Paper Holdings, Inc.”
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share-based payment transactions. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. As early adoption is permitted as of the beginning of an interim or annual reporting period, we adopted this ASU on October 1, 2016. The adoption of this accounting guidance did not have a material impact on our results of operations, financial position or cash flows.
Accounting pronouncements not yet adopted
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted aside from certain exceptions. We plan to adopt this ASU on January 1, 2018. The adoption of this accounting guidance will not materially impact our results of operations, financial position or cash flows.
In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to recognize leases on the balance sheet while continuing to recognize expenses in the income statement in a manner similar to current accounting standards. For lessors, the new standard modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual reporting period. We plan to adopt this standard on January 1, 2019. We are still evaluating the impact of this standard on our results of operations and financial position as implementation of this project is at the assessment stage.
In March 2016, April 2016, May 2016, and December 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing,” ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” respectively, which further affect the guidance of ASU 2014-09. These updates are effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. We plan to adopt these standards on January 1, 2018. We are still evaluating the impact of these standards on our results of operations and financial position as implementation of this project is at the assessment stage.
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which introduces the current expected credit losses model in the estimation of credit losses on financial instruments. This update is effective retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. We plan to adopt this ASU on January 1, 2019. We are still evaluating the impact of this accounting guidance on our results of operations and financial position as implementation of this project is at the assessment stage.
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual period. All amendments to the guidance shall be adopted in the same period on a retrospective basis. The adoption of this accounting guidance will not materially impact the presentation of our cash flows.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory until the transferred assets are sold to a third party or recovered through use. This update is effective on a modified retrospective approach for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As early adoption is permitted as of the beginning of an annual period, we adopted this ASU on January 1, 2017, resulting in a decrease in “Other assets” of $35 million and an increase

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

in deferred tax assets of $32 million, with a cumulative-effect adjustment of $3 million to “Deficit” in our Consolidated Balance Sheet as of that date.
In November 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual period. We plan to adopt this ASU on January 1, 2018. The adoption of this accounting guidance will impact the presentation of our Consolidated Statements of Cash Flows. Restricted cash included in our Consolidated Balance Sheet as of December 31, 2016, was $38 million.
In February 2017, the FASB issued ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of Subtopic 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets” and adds guidance for partial sales of nonfinancial assets. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of this accounting guidance will not materially impact our results of operations, financial position or cash flows.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 3. Acquisition of Atlas Paper Holdings, Inc.
On November 16, 2015 (the “acquisition date”), we acquired Atlas Tissue, a manufacturer of a range of tissue products for the away-from-home and at-home markets, including virgin and recycled products, covering economy, value and premium grades and operating two tissue mills and a recycling facility in Florida.
The acquisition of Atlas Tissue provides us with an immediate position in the North American consumer tissue market. The acquisition was strategic in nature as it allows us to integrate forward our U.S. market pulp assets.
The following summarizes our final allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the acquisition date:

(In millions)	Preliminary Allocation of Purchase Price	Measurement-Period Adjustments (1)	Final Allocation of Purchase Price
Accounts receivable	$13	$—	$13
Inventories	12	(1)	11
Other current assets	1	—	1
Current assets	26	(1)	25
Fixed assets	46	—	46
Amortizable intangible assets (2)	46	(31)	15
Goodwill (3)	59	22	81
Other assets	1	—	1
Total assets acquired	$178	$(10)	$168
Cash overdraft	$2	$—	$2
Accounts payable and accrued liabilities	11	—	11
Current liabilities assumed	13	—	13
Deferred income tax liabilities	10	(10)	—
Total liabilities assumed	$23	$(10)	$13
Net assets acquired	$155	$—	$155

Fair value of consideration transferred	157	—	157
Recovery of consideration recorded in “Accounts receivable, net” in our Consolidated Balance Sheet as of December 31, 2015	(2)	—	(2)
	$155	$—	$155

(1)	Based on new information relating to facts and circumstances that existed as of the acquisition date, we finalized the allocation of the purchase price of Atlas Tissue during the measurement period.

(2)
Amortizable intangible assets identified relate primarily to customer relationships, which have a weighted-average amortization period of 13 years. The fair value of the amortizable intangible assets was determined using the income approach through an excess earnings analysis discounted at a rate of 12%.

(3)
Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized and is mostly attributable to Atlas Tissue’s assembled workforce, expected synergies with certain of our existing assets and expected future cash flows. Goodwill was assigned to the tissue segment for the purposes of impairment testing. Goodwill recognized is not deductible for tax purposes.

We began consolidating the results of operations, financial position and cash flows of Atlas Tissue in our Consolidated Financial Statements as of the acquisition date. Atlas Tissue’s results of operations are included in the tissue segment. The amount of Atlas Tissue’s sales and net loss included in our Consolidated Statement of Operations for the year ended December 31, 2015, was $11 million and $1 million, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The following unaudited pro forma information for the years ended December 31, 2015 and 2014, represents our results of operations as if the acquisition of Atlas Tissue had occurred on January 1, 2014. This pro forma information does not purport to be indicative of the results that would have occurred for the periods presented or that may be expected in the future.

(Unaudited, in millions except per share data)	2015	2014
Sales	$3,730	$4,330
Net loss attributable to Resolute Forest Products Inc.	(261)	(282)
Basic net loss per share attributable to Resolute Forest Products Inc.	(2.82)	(2.98)
Diluted net loss per share attributable to Resolute Forest Products Inc.	(2.82)	(2.98)
The unaudited pro forma net loss attributable to Resolute Forest Products Inc. for the year ended December 31, 2015, excludes $16 million of Atlas Tissue’s transaction costs, loss on extinguishment of debt and other acquisition-related costs. It also excludes $3 million of our transaction costs associated with the acquisition, which were recorded in “Selling, general and administrative expenses” in our Consolidated Statements of Operations.
Note 4. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the year ended December 31, 2016, were comprised of the following:

(In millions)	Impairment of Assets	Accelerated Depreciation	Severance and Other Costs	Total
Paper mill in Mokpo, South Korea (1)	$13	$—	$—	$13
Permanent closure
Paper machine in Augusta, Georgia	—	32	4	36
Other	9	3	1	13
	$22	$35	$5	$62

(1)
Due to declining market conditions and rising recycled fiber prices, we recorded long-lived asset impairment charges of $13 million for the year ended December 31, 2016, to reduce the carrying value of the assets to fair value. Management estimated fair value using the market approach, by reference to transactions on comparable assets adjusted for additional risks and uncertainties associated with the deteriorating market environment, as well as increased competition in Asia. The fair value measurement is considered a level 3 measurement due to the significance of its unobservable inputs. In 2017, we announced the permanent closure of our Mokpo paper mill effective March 9, 2017.

Closure costs, impairment and other related charges for the year ended December 31, 2015, were comprised of the following:

(In millions)	Impairment of Assets	Accelerated Depreciation	Severance and Other Costs	Total
Paper mill in Catawba, South Carolina (1)	$176	$—	$—	$176
Permanent closures
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
Permanent closures
Laurentide, Quebec paper mill	$—	$97	$(2)	$20	$115
Paper mill in Iroquois Falls	—	60	6	17	83
Paper machine in Catawba	—	45	—	1	46
Pulp and paper mill in Fort Frances, Ontario	—	—	—	12	12
Restructuring initiative
Recycling operations (1)	6	—	—	1	7
Other	8	6	—	1	15
	$14	$208	$4	$52	$278

(1)
We recorded long-lived asset impairment charges of $6 million for the year ended December 31, 2014, related to our recycling assets, to reduce the carrying value of the assets to fair value less costs to sell. We disposed of most of these assets in 2014.

Note 5. Other Income (Expense), Net
Other income (expense), net for the years ended December 31, 2016, 2015 and 2014, was comprised of the following:

(In millions)	2016	2015	2014
Foreign exchange loss	$(7)	$(4)	$(32)
Gain on disposition of equity method investment (1)	5	—	—
Write-down of equity method investment (2)	—	—	(61)
Miscellaneous income	9	8	10
	$7	$4	$(83)

(1)
On February 1, 2016, we sold for total consideration of $5 million our interest in Produits Forestiers Petit-Paris Inc., an unconsolidated entity located in Saint-Ludger-de-Milot, Quebec, in which we had a 50% interest, resulting in a gain on disposition of $5 million.

(2)
As a result of the continued deterioration of actual and projected cash flows in Ponderay Newsprint Company, a partnership in which we have a 40% interest, we recorded an other-than-temporary write-down of $61 million in 2014. The carrying value of the investment was reduced to a fair value of nil, which was determined using the discounted cash flow method.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 6. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the year ended December 31, 2016, was as follows:

(In millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2015	$84	$(667)	$(4)	$(587)
Other comprehensive (loss) income before reclassifications	(1)	(189)	1	(189)
Amounts reclassified from accumulated other comprehensive loss (1)	(16)	37	—	21
Net current period other comprehensive (loss) income	(17)	(152)	1	(168)
Balance as of December 31, 2016	$67	$(819)	$(3)	$(755)

(1)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2016, were comprised of the following:

(In millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(16)	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	—	Income tax (provision) benefit
	$(16)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$49	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	(12)	Income tax (provision) benefit
	$37	Net of tax
Total Reclassifications	$21	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and OPEB plans summarized in Note 13, “Pension and Other Postretirement Benefit Plans.”
Note 7. Net Loss Per Share
The weighted-average number of outstanding stock options and nonvested equity-classified RSUs, DSUs and PSUs (collectively, “stock unit awards”) for the years ended December 31, 2016, 2015 and 2014, was as follows:

(In millions)	2016	2015	2014
Stock options	1.4	1.5	1.6
Stock unit awards	2.6	1.4	1.3
These stock options and stock unit awards were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive for all periods presented.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 8. Inventories, Net
Inventories, net as of December 31, 2016 and 2015, were comprised of the following:

(In millions)	2016	2015
Raw materials and work in process	$171	$152
Finished goods	183	179
Mill stores and other supplies	216	210
	$570	$541
In 2016, we recorded charges of $7 million for write-downs of mill stores and other supplies, primarily as a result of the permanent closure of a newsprint machine at our Augusta mill. In 2014, we recorded charges of $17 million for write-downs of mill stores and other supplies as a result of the permanent closure of our Laurentide and Iroquois Falls paper mills and the permanent closure of a paper machine in Catawba. These charges were included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.
Note 9. Fixed Assets, Net
Fixed assets, net as of December 31, 2016 and 2015, were comprised of the following:

(Dollars in millions)	Estimated Useful Lives (Years)	2016	2015
Land and land improvements	5 – 10	$77	$93
Buildings	2 – 40	257	302
Machinery and equipment (1)(2)	5 – 25	2,264	2,313
Hydroelectric power plants	10 – 40	287	287
Timberlands and timberlands improvements	3 – 20	109	99
Construction in progress (2)		263	146
		3,257	3,240
Less: Accumulated depreciation		(1,415)	(1,430)
		$1,842	$1,810

(1)
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

(2)Internal-use software included in fixed assets, net as of December 31, 2016 and 2015, was as follows:

(In millions)	2016	2015
Machinery and equipment	$83	$58
Construction in progress	13	10
	96	68
Less: Accumulated depreciation	(27)	(16)
	$69	$52
Depreciation expense related to internal-use software is estimated to be $12 million for each of the next three years and $8 million in both 2020 and 2021.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 10. Amortizable Intangible Assets, Net
Amortizable intangible assets, net as of December 31, 2016 and 2015, were comprised of the following:

		2016			2015
(Dollars in millions)	Estimated Useful Lives (Years)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Water rights (1)	10 – 40	$19	$4	$15	$19	$4	$15
Energy contracts	15 – 25	52	11	41	52	8	44
Customer relationships (2)	10 – 15	14	1	13	44	—	44
Other (2)		1	—	1	2	—	2
		$86	$16	$70	$117	$12	$105

(1)
In order to operate our hydroelectric generation and transmission network, we draw water from various rivers in Quebec. For some of our facilities, the use of such government-owned waters is governed by water power leases or agreements with the province of Quebec, which set out the terms, conditions, and fees (as applicable). Terms of these agreements typically range from 10 to 25 years and are generally renewable, under certain conditions. In some cases, the agreements are contingent on the continued operation of the related paper mills and a minimum level of capital spending in the region. For our other facilities, the right to generate hydroelectricity stems from our ownership of the riverbed on which these facilities are located.

(2)
In connection with our acquisition of Atlas Tissue, we identified amortizable intangible assets primarily related to customer relationships. In 2016, we recorded a decrease of $31 million due to measurement-period adjustments of the purchase price allocation for Atlas Tissue. For additional information, see Note 3, “Acquisition of Atlas Paper Holdings, Inc.”

Amortization expense related to amortizable intangible assets was $4 million, $3 million and $4 million, for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense related to amortizable intangible assets is estimated to be $5 million per year for each of the next five years.
Note 11. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of December 31, 2016 and 2015, were comprised of the following:

(In millions)	2016	2015
Trade accounts payable	$346	$324
Payroll, bonuses and severance payable	51	56
Accrued interest	5	5
Pension and OPEB obligations	17	17
Book overdrafts	13	—
Income and other taxes payable	7	5
Environmental liabilities	5	5
Other	22	24
	$466	$436

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 12. Long-Term Debt
Overview
Long-term debt, including current portion, as of December 31, 2016 and 2015, was comprised of the following:

(In millions)	2016	2015
5.875% senior notes due 2023:
Principal amount	$600	$600
Deferred financing costs	(6)	(7)
Unamortized discount	(4)	(4)
Total senior notes due 2023	590	589
Term loan due 2025	46	—
Borrowings under revolving credit facilities	125	—
Capital lease obligation	1	2
Total debt	762	591
Less: Current portion of long-term debt	(1)	(1)
Long-term debt, net of current portion	$761	$590
2023 Notes
We issued $600 million in aggregate principal amount of 5.875% senior notes due 2023 (the “2023 Notes”) on May 8, 2013, pursuant to an indenture as of that date (the “indenture”). Upon their issuance, the notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that is being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes, resulting in an effective interest rate of 6%. Interest on the notes is payable semi-annually on May 15 and November 15, beginning November 15, 2013, until their maturity date of May 15, 2023. In connection with the issuance of the notes, we incurred financing costs of approximately $9 million, which were deferred and recorded as a reduction of the notes. These deferred financing costs are being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes. On May 27, 2014, the 2023 Notes and related guarantees were registered under the Securities Act of 1933 (as amended, the “Securities Act”).
The 2023 Notes are guaranteed by all of our existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries that guarantee the ABL Credit Facility (as defined and discussed below). The notes are unsecured and effectively junior to indebtedness under the ABL Credit Facility to the extent of the value of the collateral that secures the ABL Credit Facility and to future secured indebtedness. In addition, the notes are structurally subordinated to all existing and future liabilities of our subsidiaries that do not guarantee the notes.
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
The fair value of the 2023 Notes was $543 million and $440 million as of December 31, 2016 and 2015, respectively, and was determined by reference to over-the-counter prices (Level 1).
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
In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we are required to pay a fee in respect of unutilized commitments under the Revolving Credit Facility equal to 0.325% per annum when average daily utilization under the Revolving Credit Facility for the prior fiscal quarter is less than or equal to 35% of the total revolving commitments, and 0.275% per annum when average daily utilization under the Revolving Credit Facility for the prior fiscal quarter is greater than 35% of the total revolving commitments. The applicable fee for unutilized commitments was initially established at 0.325% per annum.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Credit Facility includes customary representations and warranties, and, subject to customary grace periods and notice requirements, also contains certain customary events of default.
As of December 31, 2016, we had $49 million of availability under the Revolving Credit Facility, net of $90 million of borrowings. As of December 31, 2016, the fair values of the Term Loan and Revolving Credit Facility approximated their carrying values as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities (Level 2). We borrowed an additional $35 million under the Revolving Credit Facility in the first two months of 2017.
ABL Credit Facility
On May 22, 2015, we entered into a new five-year credit agreement for a senior secured asset-based revolving credit facility (the “ABL Credit Facility”), with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. This facility replaced our previous $665 million senior secured asset-based revolving credit facility, originally dated as of December 9, 2010. The ABL Credit Facility will mature on May 22, 2020.
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
Borrowings under the credit agreement bear interest at a rate equal to the base rate, the LIBOR, or the Canadian banker’s acceptance (“BA”) rate, in each case plus an applicable margin. The applicable margin is between 0.00% and 0.75% with respect to base rate borrowings and between 1.00% and 1.75% with respect to LIBOR and Canadian BA borrowings, in each case based on availability under the credit facility and a leverage ratio.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

the credit agreement, of 1.0:1.0, anytime availability under the facility falls below the greater of $50 million or 10% of the maximum available borrowing amount for two consecutive business days. Subject to customary grace periods and notice requirements, the credit agreement also contains certain customary events of default.
As of December 31, 2016, we had $384 million of availability under the ABL Credit Facility, net of $35 million of borrowings and $31 million of ordinary course letters of credit outstanding. As of December 31, 2016, the fair value of the ABL Credit Facility approximated its carrying value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities (Level 2). We borrowed an additional $80 million under the ABL Credit Facility in the first two months of 2017.
The carrying value of assets pledged as collateral for our total debt obligations was approximately $1.3 billion as of December 31, 2016.
Capital lease obligation
We have a capital lease obligation for a warehouse with a maturity date of December 1, 2017, which can be renewed for 20 years at our option. Minimum monthly payments are determined by an escalatory price clause.
Note 13. Pension and Other Postretirement Benefit Plans
We have a number of defined contribution plans covering a portion of our U.S. and Canadian employees. Under the U.S. qualified defined contribution plan, employees are allowed to make contributions that we match. In addition, under the U.S. qualified defined contribution plan, most employees also receive an automatic company contribution, regardless of the employee’s contribution. The amount of the automatic company contribution, in most instances, is a percentage of the employee’s pay, determined based on age and years of service. The Canadian registered defined contribution plans provide for mandatory contributions by employees and by us, as well as opportunities for employees to make additional optional contributions and receive, in some cases, matching contributions on those optional amounts. Our expense for the defined contribution plans totaled $21 million in 2016, $20 million in 2015, and $22 million in 2014.
In addition to the previously described plans, we have multiple contributory and non-contributory defined benefit pension plans covering a portion of our U.S. and Canadian employees. Benefits are based on years of service and, depending on the plan, average compensation earned by employees either during their last years of employment or over their careers. Our plan assets and cash contributions to the plans have been sufficient to provide pension benefits to participants and meet the funding requirements of the Employee Retirement Income Security Act of 1974 in the United States as well as applicable legislation in Canada. We also sponsor a number of OPEB plans (e.g., health care and life insurance plans) for retirees at certain locations.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The changes in our pension and OPEB obligations and plan assets for the years ended December 31, 2016 and 2015, and the funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets as of December 31, 2016 and 2015, were as follows:

	Pension Plans		OPEB Plans
(In millions)	2016	2015	2016	2015
Change in benefit obligations:
Benefit obligations as of beginning of year	$5,068	$6,229	$174	$210
Service cost	20	23	1	1
Interest cost	215	225	7	8
Actuarial loss (gain)	169	(140)	—	(11)
Participant contributions	8	7	2	2
Plan amendment	1	—	—	—
Settlements	(28)	(65)	—	—
Benefits paid	(380)	(410)	(15)	(15)
Effect of foreign currency exchange rate changes	123	(801)	3	(21)
Benefit obligations as of end of year	5,196	5,068	172	174
Change in plan assets:
Fair value of plan assets as of beginning of year	4,049	4,808	—	—
Actual return on plan assets	184	224	—	—
Employer contributions	141	123	13	13
Participant contributions	8	7	2	2
Settlements	(28)	(65)	—	—
Benefits paid	(380)	(410)	(15)	(15)
Effect of foreign currency exchange rate changes	99	(638)	—	—
Fair value of plan assets as of end of year	4,073	4,049	—	—
Funded status as of end of year	$(1,123)	$(1,019)	$(172)	$(174)
Amounts recognized in our Consolidated Balance Sheets consisted of:
Other assets	$3	$10	$—	$—
Accounts payable and accrued liabilities	(3)	(3)	(14)	(14)
Pension and OPEB obligations	(1,123)	(1,026)	(158)	(160)
Net obligations recognized	$(1,123)	$(1,019)	$(172)	$(174)
The total benefit obligations and the total fair value of plan assets for pension plans with benefit obligations in excess of plan assets were $4,958 million and $3,832 million, respectively, as of December 31, 2016, and were $4,642 million and $3,613 million, respectively, as of December 31, 2015. The total accumulated benefit obligations and the total fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4,903 million and $3,832 million, respectively, as of December 31, 2016, and were $4,555 million and $3,583 million, respectively, as of December 31, 2015. The total accumulated benefit obligations for all pension plans were $5,141 million and $5,007 million as of December 31, 2016 and 2015, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Components of net periodic benefit cost
The components of net periodic benefit cost relating to our pension and OPEB plans for the years ended December 31, 2016, 2015 and 2014, were as follows:

	Pension Plans			OPEB Plans
(In millions)	2016	2015	2014	2016	2015	2014
Service cost	$20	$23	$26	$1	$1	$1
Interest cost	215	225	274	7	8	11
Expected return on plan assets	(247)	(260)	(300)	—	—	—
Amortization of prior service credits	(1)	(2)	(2)	(15)	(14)	(11)
Amortization of actuarial losses (gains)	54	84	9	(5)	(5)	(4)
Net periodic benefit cost before special events	41	70	7	(12)	(10)	(3)
Curtailments and settlements	—	14	4	—	—	—
	$41	$84	$11	$(12)	$(10)	$(3)
The prior service credits and the actuarial gains and losses are amortized to “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations, over the expected average remaining service lifetime or the average future lifetime, as applicable, of the respective plans. We estimate that $51 million of actuarial losses and $15 million of prior service credits will be amortized from accumulated other comprehensive loss into our Consolidated Statements of Operations in 2017.
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
Assumptions used to determine benefit obligations and net periodic benefit cost
The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014, were as follows:

	Pension Plans			OPEB Plans
	2016	2015	2014	2016	2015	2014
Benefit obligations:
Discount rate	3.8%	4.2%	4.0%	3.9%	4.4%	4.0%
Rate of compensation increase	2.5%	2.5%	2.5%
Net periodic benefit cost:
Discount rate	4.2%	4.0%	4.9%	4.4%	4.1%	5.0%
Expected return on assets	6.2%	6.3%	6.5%
Rate of compensation increase	2.5%	2.5%	2.5%
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

foreign plans, the mortality tables were adjusted with the result of our historical mortality experience study. The rates used are consistent with our future expectations of life expectancy for the employees who participate in our pension and OPEB plans.
The assumed health care cost trend rates used to determine the benefit obligations for our domestic and foreign OPEB plans as of December 31, 2016 and 2015, were as follows:

	2016		2015
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Health care cost trend rate assumed for next year	7.0%	4.2%	7.2%	4.4%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.0%	4.5%	3.8%
Year that the rate reaches the ultimate trend rate	2028	2028	2028	2033
For the health care cost trend rates, we considered historical trends for these costs, actual experience of the plans, recently enacted health care legislation as well as future expectations.
Variations of the health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have had the following impact on our 2016 OPEB obligation and costs for our domestic and foreign plans:

	1% Increase				1% Decrease
(In millions, except percentages)	Domestic Plans		Foreign Plans		Domestic Plans		Foreign Plans
OPEB obligation	$4	6%	$5	4%	$(3)	(5)%	$(4)	(4)%
Service and interest costs	$—	6%	$—	6%	$—	(5)%	$—	(5)%
Fair value of plan assets
The fair value of plan assets held by our pension plans as of December 31, 2016, was as follows:

(In millions)	Total	Level 1	Level 2
Equity securities:
U.S. companies	$865	$865	$—
Non-U.S. companies	889	889	—
Debt securities:
Corporate and government securities	1,281	163	1,118
Asset-backed securities	71	—	71
Cash and cash equivalents	320	320	—
Accrued interest and dividends	45	—	45
Total before investments measured at NAV	$3,471	$2,237	$1,234
Investments measured at NAV	602
	$4,073

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The fair value of plan assets held by our pension plans as of December 31, 2015, was as follows:

(In millions)	Total	Level 1	Level 2
Equity securities:
U.S. companies	$587	$587	$—
Non-U.S. companies	626	626	—
Debt securities:
Corporate and government securities	2,243	274	1,969
Asset-backed securities	97	—	97
Cash and cash equivalents	191	191	—
Accrued interest and dividends	36	—	36
Total before investments measured at NAV	$3,780	$1,678	$2,102
Investments measured at NAV	269
	$4,049
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
Long-term strategy and objective
Our investment strategy and objective is to maximize the long-term rate of return on our plan assets within an acceptable level of risk in order to meet our current and future obligations to pay benefits to qualifying employees and their beneficiaries while minimizing and stabilizing pension benefit costs and contributions. One way we accomplish this objective is to diversify our plan investments. Diversification of assets is achieved through strategic allocations to various asset classes, as well as various investment styles within these asset classes, and by retaining multiple, experienced third-party investment management firms with complementary investment styles and philosophies to implement these allocations. Risk is further managed by reviewing our investment policies at least annually and monitoring our fund managers at least quarterly for compliance with mandates and performance measures. A series of permitted and prohibited investments are listed in our respective investment policies, which are provided to our fund managers. The use of derivative financial instruments for speculative purposes and investments in the equity or debt securities of Resolute Forest Products and its affiliates is prohibited.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Expected benefit payments and future contributions
As of December 31, 2016, benefit payments expected to be paid over the next 10 years are as follows:

(In millions)	Pension Plans (1)	OPEB Plans
2017	$355	$14
2018	352	14
2019	350	14
2020	346	13
2021	342	13
2022 - 2026	1,637	60

(1)	Benefit payments are expected be paid from the plans’ net assets.
We expect our 2017 pension contributions (excluding contributions to our defined contribution plans) to be approximately $130 million, including pension contributions of Cdn $127 million ($95 million, based on the exchange rate in effect on December 31, 2016) related to our Canadian plans.
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
Canadian pension funding
Prior to December 31, 2016, the funding of our material Canadian registered pension plans, which we refer to as the “affected plans,” representing 65% of our unfunded pension obligations as of December 31, 2016, was governed by regulations specific to us, adopted by the provinces of Quebec and Ontario. We refer to these regulations, as the “funding relief regulations.” On December 16, 2016, the province of Ontario amended the Ontario funding relief regulation, which we refer to as the “Ontario amendment,” following which, on December 19, 2016, we provided notice to the Quebec pension plan regulatory authorities that we would voluntarily exit the Quebec funding relief regulation as of December 31, 2016. As a result, since January 1, 2017, all of our Quebec pension plans have been subject to Quebec’s Supplemental Pension Plans Act, or the “SPPA,” which is the pension plan funding regime generally applicable to pension plans in that province. The Ontario funding relief regulation, as amended by the Ontario amendment, continues to apply to us and will lapse on December 31, 2020.
The funding relief regulations provided that our aggregate annual contribution in respect of the solvency deficits in the Quebec and Ontario affected plans for each year until 2020 was limited to a Cdn $80 million basic contribution. As a result of the Ontario amendment and our exit from the Quebec funding relief regulation, from July 2017 through December 2020, our annual basic contribution to the Ontario affected plans will be Cdn $9 million, while the basic contribution from January 2017 to June 2017 will be Cdn $5 million in the aggregate, reflecting the portion of the Cdn $80 million annual basic contribution related to the Ontario plans. Our contributions to our Quebec plans will be determined annually on a going concern basis under the Quebec’s SPPA.
In addition to the basic contribution, the funding relief regulations required us to make a supplemental contribution, beginning in 2016, should the affected plans’ aggregate solvency ratio be more than 2% below the target specified in the regulations for the preceding year, subject to certain conditions. In 2016, we made a supplemental contribution of Cdn $25 million in aggregate to the Quebec and Ontario plans. Following the Ontario amendment and our exit from the Quebec funding relief regulation, we are still required to make a supplemental contribution to the Ontario plans, payable over a three-year period, should the Ontario

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

affected plans’ aggregate solvency ratio be below the 2% target. Given the prevailing interest rates, we do not expect to make a supplemental contribution in 2017.
Should an Ontario plan move to surplus before the funding relief regulation expires in 2020, it will cease to be subject to the regulation. After 2020, the Ontario funding rules in effect at the time will apply to any remaining deficit.
We are permitted to exit the Ontario funding relief regulation earlier than December 31, 2020, by providing a notice to that effect to the province of Ontario by December 31 of any year. Our exit from such regulation would take effect for the year following the date of notice. If we elect to exit the Ontario funding relief regulation, our pension plans in Ontario would become subject to the pension plan funding regime generally applicable at that time to pension plans in that province.
Our principal Canadian subsidiaries entered into certain undertakings with the Government of Quebec and Ontario in connection with the adoption of the funding relief regulations in 2010. As a result of our exit from the Quebec funding relief regulation, effective December 31, 2016, the undertakings we had made with the Government of Quebec, as amended, expired in accordance with their terms. These undertakings required us to:

•
abide by the compensation plan detailed in the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) debtors’ CCAA Plan of Reorganization and Compromise, as amended, (the “CCAA Plan of Reorganization”) with respect to salaries, bonuses and severance;

•	direct at least 60% of the maintenance and value-creation investments earmarked for our Canadian pulp and paper operations to projects in Quebec;

•	maintain our head office and the then-current related functions in Quebec; and

•
make an additional solvency deficit reduction contribution to our Quebec pension plans of Cdn $75, payable over four years, for each metric ton of capacity reduced in Quebec, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months.

Comparable undertakings we had entered into with the Government of Ontario expired in December 2015.
Neither the expiration of the Quebec undertakings, nor the previous expiration of the Ontario undertakings, eliminates ongoing obligations we incurred under the terms of those undertakings prior to their expiration. As a result, we made additional contributions for past capacity reductions to the affected plans of Cdn $13 million in 2016. We will also be required to make our final remaining contributions for past capacity reductions of approximately Cdn $31 million, Cdn $21 million, Cdn $5 million, and Cdn $2 million in 2017, 2018, 2019, and 2020, respectively. As part of the 2014 amendments to the funding relief regulations, it was determined that no additional contribution would be made in respect of any capacity reduction in Quebec before April 13, 2013. The application of this undertaking in respect of the capacity reductions in Ontario has yet to be settled.
As originally adopted, the funding relief regulations provided that corrective measures would be required if the aggregate solvency ratio in the affected plans fell below a prescribed level under the targets specified by the regulations as of
December 31 in any year through 2014. This requirement was definitively removed in 2013, but under the Ontario regulation, the corresponding 2011 and 2012 amounts in respect of Ontario plans (Cdn $110 million in the aggregate) have been deferred to after the expiration of the funding relief regulations in 2020, and will then be payable over five years in equal monthly installments starting on December 31, 2021, but only up to the elimination of the then remaining deficit, if any.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 14. Income Taxes
(Loss) income before income taxes by taxing jurisdiction for the years ended December 31, 2016, 2015 and 2014, was as follows:

(In millions)	2016	2015	2014
United States	$(227)	$(355)	$(221)
Foreign	170	99	(83)
	$(57)	$(256)	$(304)
The income tax (provision) benefit for the years ended December 31, 2016, 2015 and 2014, was comprised of the following:

(In millions)	2016	2015	2014
U.S. Federal and State:
Current	$—	$4	$(4)
Deferred	(11)	32	6
	(11)	36	2
Foreign:
Current	(5)	—	(2)
Deferred	(3)	(35)	30
	(8)	(35)	28
Total:
Current	(5)	4	(6)
Deferred	(14)	(3)	36
	$(19)	$1	$30

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The income tax (provision) benefit attributable to loss before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35% for the years ended December 31, 2016, 2015 and 2014, as a result of the following:

(In millions)	2016	2015	2014
Loss before income taxes	$(57)	$(256)	$(304)
Income tax (provision) benefit:
Expected income tax benefit	20	90	106
Changes resulting from:
Valuation allowance (1)	(99)	(109)	(51)
Adjustments for unrecognized tax benefits (2)	55	—	1
Foreign exchange	(9)	(20)	(17)
Research and development, and other tax incentives	—	1	1
State income taxes, net of federal income tax benefit	6	12	5
Foreign tax rate differences	11	8	(8)
Effect of change in tax rates (3)	—	18	—
Other, net (4)	(3)	1	(7)
	$(19)	$1	$30

(1)
During 2016 and 2015, we recorded a valuation allowance of $99 million and $109 million, respectively, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets.

During 2014, we recorded a valuation allowance of $51 million, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, partly offset by an income tax benefit related to the reversal of our valuation allowance related to Fibrek Holding Inc., a Canadian wholly-owned subsidiary in 2014.

(2)
During 2016, we recorded tax benefits of $55 million, almost all of which related to the release of previously unrecognized tax benefits due to the lapse of the statute of limitations of the applicable jurisdictions.

(3)
During 2015, we recorded an income tax benefit of $18 million as a result of a change in tax rates on deferred income taxes, primarily due to an intercompany asset transfer in connection with an operating company realignment.

(4)	During 2016, we recorded an income tax provision of $4 million, upon the completion of a tax audit.
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
Following the assessment of our ability to realize the deferred income tax assets of our U.S. operations, we concluded that existing negative evidence outweighed positive evidence. As a result, we recognize a full valuation allowance against our net U.S. deferred income tax assets. The cumulative loss of our U.S. operations limited our ability to consider other subjective positive evidence. A valuation allowance does not reduce our underlying tax attributes, nor hinders our ability to use them in the future.
The weight of positive evidence, which included a review of historical cumulative earnings and our forecasted future earnings, resulted in the conclusion by management that no significant valuation allowances were required for our deferred income tax assets in Canada, as they were determined to be more likely than not to be realized.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Deferred income taxes as of December 31, 2016 and 2015, were comprised of the following:

(In millions)	2016	2015
Fixed assets	$(44)	$(81)
Deferred gains	—	(14)
Other liabilities	(21)	(16)
Deferred income tax liabilities	(65)	(111)
Fixed assets	520	489
Pension and OPEB plans	392	359
Operating loss carryforwards	838	773
Capital loss carryforwards	11	12
Undeducted research and development expenditures	185	177
Tax credit carryforwards	107	103
Other assets	49	43
Deferred income tax assets	2,102	1,956
Valuation allowance	(1,000)	(865)
Net deferred income tax assets	$1,037	$980
Amounts recognized in our Consolidated Balance Sheets consisted of:
Deferred income tax assets	$1,039	$982
Deferred income tax liabilities	(2)	(2)
Net deferred income tax assets	$1,037	$980

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The balance of tax attributes and their dates of expiration as of December 31, 2016, were as follows:

(In millions)	Related Deferred Income Tax Asset		Year of Expiration
Operating loss carryforwards:
U.S. Federal operating loss carryforwards of $2,026	$710	(1)	2022 – 2036
U.S. State operating loss carryforwards of $1,747	72	(1)	2017 – 2036
Canadian Federal and provincial (excluding Quebec) operating loss carryforwards of $81	17		2026 – 2036
Quebec operating loss carryforwards of $127	13		2026 – 2032
Other operating loss carryforwards	26		2019 – 2026
	$838
Capital loss carryforwards:
Canadian net capital loss carryforwards of $40	11		Indefinite
	$11
Undeducted research and development expenditures:
Canadian Federal and provincial (excluding Quebec) undeducted research and development expenditures of $643	$107		Indefinite
Quebec undeducted research and development expenditures of $783	78		Indefinite
	$185
Tax credit carryforwards:
Canadian research and development tax credit carryforwards	$91		2021 – 2036
U.S. State tax credit carryforwards	16	(1)	2017 – 2031
	$107

(1)	As of December 31, 2016, we had a full valuation allowance against our U.S. operations net deferred income tax assets.
Our U.S. federal net operating loss carryforwards are subject to the U.S. Internal Revenue Code of 1986, as amended § 382 (“IRC § 382”) limitation, resulting from a previous ownership change. We do not expect that IRC § 382 would limit the utilization of our available U.S. federal net operating loss carryforwards prior to their expiration.
We consider our foreign earnings to be permanently invested. Accordingly, we do not currently provide for the additional United States and foreign income taxes that would become payable upon remittance of undistributed earnings of foreign subsidiaries. The cumulative undistributed earnings of these subsidiaries as of December 31, 2016, are not material. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.
Deferred tax charge
As a result of a gain on an intercompany asset transfer in connection with an operating company realignment in 2015, an income tax provision was deferred and recorded in “Other assets” in our Consolidated Balance Sheet. This deferred tax charge is amortized, as the underlying assets are consumed or sold to an unrelated party, in “Income tax (provision) benefit” in our Consolidated Statements of Operations. The deferred tax charge was $35 million and $38 million as of December 31, 2016 and 2015, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Unrecognized tax benefits
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended December 31, 2016 and 2015:

(In millions)	2016	2015
Beginning of year	$97	$109
Increase (decrease) in unrecognized tax benefits resulting from:
Positions taken in the current period	1	2
Expirations of statute limitations (1)	(55)	(2)
Settlements with taxing authorities	(1)	(1)
Change in foreign exchange rate	2	(11)
End of year	$44	$97

(1)	During 2016, we released $55 million of previously unrecognized tax benefits due to the lapse of the statute of limitations of the applicable jurisdictions.
We recognize accrued interest and penalties on unrecognized tax benefits as components of the income tax provision. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3 million.
In the normal course of business, we are subject to audits from federal, state, provincial and other tax authorities. U.S. federal tax returns for 2013 and future years, as well as Canadian tax returns for 2012 and future years remain subject to examination by tax authorities.
We do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. However, any adjustments arising from certain ongoing examinations by taxing authorities could alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions, and these adjustments could differ from the amount accrued. We believe that taxes accrued in our Consolidated Balance Sheets fairly represent the amount of income taxes to be settled or realized in the future.
Note 15. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial disputes, taxes, environmental issues, activists’ damages, employment and workers’ compensation claims, Aboriginal claims and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of December 31, 2016, will not have a material adverse effect on our Consolidated Financial Statements.
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
On February 26, 2015, a countervailing duty petition was filed with the U.S. Department of Commerce (“Commerce”) and the U.S. International Trade Commission by certain U.S. supercalendered (“SC”) paper producers requesting the U.S. government

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

to impose countervailing duties on Canadian-origin SC paper exported to the U.S. market. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of SC paper to the U.S. and was selected as a mandatory respondent to be individually investigated by Commerce. As a result of that investigation, since August 3, 2015, we have been required to pay cash deposits to the U.S. for estimated countervailing duties on our imports to the U.S. of SC paper produced at our Canadian mills. Between August 3, 2015 and October 15, 2015, we were required to make cash deposits at a rate of 2.04%. On October 15, 2015, that rate increased to 17.87%. We will be required to continue making cash deposits at that rate until Commerce sets a countervailing duty rate in an administrative review, which may not be finalized until December of 2017, or possibly later. We requested an administrative review in December 2016, which is when we were first eligible to do so. Commerce commenced the review on February 13, 2017, although it has not yet announced whether we will be a respondent in that review. We may remain subject to annual administrative reviews until December 2020, or possibly later. Resolute has appealed the determination of Commerce to a bi-national panel under the North American Free Trade Agreement. A hearing on that appeal was held on October 25, 2016, and Resolute is waiting for the panel’s decision. Through December 31, 2016, our cash deposits totaled $27 million, and based on our current operating parameters, could be as high as $25 million in 2017. To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency will be converted into actual countervailing duties. We are not presently able to determine the ultimate resolution of this matter, but we believe it is not probable that we will be assessed with significant countervailing duties. Accordingly, no contingent loss was recorded in respect of this petition in our Consolidated Statement of Operations for the year ended December 31, 2016.
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (“Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($10 million, based on the exchange rate in effect on December 31, 2016) for the eventual payment of those claims. The hearing in this matter is expected to begin in 2019.
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the CCAA (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($110 million, based on the exchange rate in effect on December 31, 2016), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.
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
We have recorded $8 million and $12 million of environmental liabilities as of December 31, 2016 and 2015, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We have also recorded $23 million of asset retirement obligations as of both December 31, 2016 and 2015, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
Other matters
On October 30, 2014, we received a notice from the Ministry of Natural Resources and Forestry of Ontario (the “MNRF”) directing us to repay a conditional incentive of Cdn $23 million ($17 million, based on the exchange rate in effect on December 31, 2016) offered in 2007 toward the construction of an electricity-producing turbine, should we fail to restart our Fort Frances pulp and paper mill or otherwise implement an alternative remedy that is acceptable to the MNRF. Several extensions to implement an alternative remedy have been granted to us by the MNRF, with the latest remedy date being March 31, 2017. We announced the permanent closure of the mill in the second quarter of 2014 and have been exploring a number of opportunities for the mill. We are not presently able to determine the outcome of this process, but we currently believe that we could reach an acceptable outcome with the MNRF. Accordingly, we have recorded no contingent liability in respect of this notice in our Consolidated Balance Sheet as of December 31, 2016.
Note 16. Share Capital
Common stock
We are authorized under our certificate of incorporation, as amended and restated, to issue up to 190 million shares of common stock, par value $0.001 per share, of which 9,020,960 shares are reserved for issuance under the Resolute Forest Products Equity Incentive Plan (as amended, the “Incentive Plan”).
Treasury stock
On May 28, 2015, our board of directors authorized a $50 million increase to our existing $100 million share repurchase program, which was originally launched in May of 2012. During the year ended December 31, 2015, we repurchased an additional 5.5 million shares, at a cost of $59 million. We did not repurchase any shares during 2016. There remains $24 million under the program.
Dividends
We did not declare or pay any dividends on our common stock during the years ended December 31, 2016, 2015 and 2014.
Preferred stock
We are authorized under our certificate of incorporation, as amended and restated, to issue 10 million shares of preferred stock, par value $0.001 per share. As of December 31, 2016 and 2015, no preferred shares were issued and outstanding.
Note 17. Share-Based Compensation
Incentive Plan
The Incentive Plan, which became effective in 2010 and is administered by the human resources and compensation/nominating and governance committee of the board of directors, provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, RSUs, DSUs, PSUs (collectively, “stock incentive awards”) and cash incentive awards to certain of our officers, directors, employees, consultants and advisors. As discussed in Note 16, “Share Capital,” we have been authorized to issue stock incentive awards for up to 9 million shares under the Incentive Plan. As of December 31, 2016, approximately 1 million shares were available for issuance.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

For the years ended December 31, 2016, 2015 and 2014, share-based compensation expense was $11 million (no tax benefit), $12 million (no tax benefit) and $6 million (no tax benefit), respectively. As of December 31, 2016, there was approximately $14 million of unrecognized compensation cost, which is expected to be recognized over a remaining service period of three years. All of our incentive awards pursuant to the Incentive Plan were accounted for as equity-classified, service-based awards.
Stock options
Under the Incentive Plan, stock options become exercisable ratably over a period of four years and, unless terminated earlier in accordance with their terms, expire 10 years from the date of grant. New shares of our common stock are issued upon the exercise of a stock option. In certain cases, we withhold shares in respect of option costs and applicable taxes.
We did not grant any stock options since 2013.
The activity of outstanding stock options for the year ended December 31, 2016, was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)
Balance as of December 31, 2015	1,477,613	$15.76	6.8
Forfeited	(17,289)	15.23
Expired	(44,353)	18.05
Balance as of December 31, 2016	1,415,971	$15.77	5.8
Exercisable as of December 31, 2016	1,255,763	$15.78	5.7
The total intrinsic value of stock options exercised in 2015 and 2014 was less than $1 million and $2 million, respectively.
Restricted stock units and deferred stock units
Under the Incentive Plan, each RSU and DSU granted provides the holder the right to receive one share of our common stock upon vesting. The awards vest ratably over a period of one year for directors and four years for employees. Awards to employees are settled upon vesting, while awards to directors are settled ratably over a period of three years or upon separation from the board of directors, as applicable, based on the director’s country of residency. New shares of our common stock are issued upon the settlement of a RSU or DSU. We withhold shares in respect of applicable taxes.
The activity of nonvested RSUs and DSUs for the year ended December 31, 2016, was as follows:

	Number of Units	Weighted- Average Fair Value at Grant Date
Balance as of December 31, 2015	1,419,454	$11.03
Granted	1,829,188	3.97
Vested	(627,740)	10.12
Forfeited	(66,263)	10.90
Balance as of December 31, 2016	2,554,639	$6.20
There were 248,010 RSUs and DSUs granted to directors that vested but were not settled as of December 31, 2016.
The weighted-average grant-date fair value of all RSUs and DSUs granted in 2015 and 2014, was $7.94 and $18.62, respectively. The total fair value of RSUs and DSUs vested in 2016, 2015 and 2014, was $3 million, $3 million and $5 million, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Performance stock units
Under the Incentive Plan, each PSU provides the holder the right to receive one share of our common stock upon vesting, subject to a performance adjustment. The awards vest after a period of 40 months upon which they are settled. New shares of our common stock are issued upon the settlement of a PSU. We withhold shares in respect of applicable taxes.
The activity of nonvested PSUs for the year ended December 31, 2016, was as follows:

	Number of Units	Weighted- Average Fair Value at Grant Date
Balance as of December 31, 2015	991,386	$10.76
Granted	1,399,056	3.95
Forfeited	(45,022)	10.40
Balance as of December 31, 2016	2,345,420	$6.71
The weighted-average grant-date fair value of all PSUs granted in 2015 and 2014, was $7.54 and $18.61, respectively.
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
RSUs and DSUs outstanding under the Deferred Compensation Plan as of December 31, 2016 and 2015, were 127,521 and 79,020, respectively. The total fair value of RSUs and DSUs vested in each of 2016, 2015 and 2014, was less than $1 million.
Note 18. Operating Leases and Purchase Obligations
We lease office and manufacturing premises, and office equipment under operating leases for which total expense was $9 million in 2016, $8 million in 2015 and $7 million in 2014. In the normal course of business, we have also entered into various supply agreements, guarantees, purchase commitments and harvesting rights agreements (for land that we manage for which we make payments to various Canadian provinces based on the amount of timber harvested).
As of December 31, 2016, the commitments for purchase obligations and future minimum rental payments under operating leases were as follows:

(In millions)	Purchase Obligations (1)	Operating Leases
2017	$111	$6
2018	66	6
2019	52	5
2020	52	5
2021	44	5
Thereafter	24	11
	$349	$38

(1)	Includes energy purchase obligations of $256 million through 2021 for certain of our pulp and paper mills.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 19. Segment Information
We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our principal product lines: market pulp, tissue, wood products, newsprint and specialty papers.
None of the income or loss items following “Operating loss” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, acquisition-related costs, certain components of pension and OPEB costs and credits as well as other discretionary charges or credits are not allocated to our segments. We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all selling, general and administrative expenses are allocated to our segments, with the exception of certain discretionary charges and credits, which we present under “corporate and other.”
In each of 2016, 2015 and 2014, no assets were identifiable by segment and reviewed by management.
Information about certain segment data for the years ended December 31, 2016, 2015 and 2014, was as follows:

(In millions)	Market Pulp (1)	Tissue (2)	Wood Products (3)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
2016	$836	$89	$596	$1,009	$1,015	$3,545	$—	$3,545
2015	889	11	536	1,105	1,104	3,645	—	3,645
2014	974	—	610	1,402	1,272	4,258	—	4,258
Depreciation and amortization (4)
2016	$37	$5	$31	$74	$45	$192	$14	$206
2015	53	1	37	64	71	226	11	237
2014	53	—	33	69	82	237	6	243
Operating income (loss)
2016	$43	$(10)	$69	$(15)	$25	$112	$(138)	$(26)
2015	76	(1)	2	(23)	29	83	(302)	(219)
2014	63	—	69	20	(19)	133	(307)	(174)
Capital expenditures
2016	$20	$156	$23	$2	$23	$224	$25	$249
2015	60	41	43	10	13	167	18	185
2014	23	—	77	39	34	173	20	193

(1)	Inter-segment sales of $33 million, $20 million and $19 million, which are transacted at cost, are excluded from market pulp sales for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
Tissue capital expenditures for the years ended December 31, 2016 and 2015, consisted almost entirely of construction in progress expenditures for the tissue manufacturing and converting facility in Calhoun.

(3)
Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $17 million, $20 million and $24 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(4)
As discussed in Note 1, “Organization and Basis of Presentation,” we changed our estimate of the useful lives of certain of our machinery and equipment to reflect a net increase of estimated periods during which these assets will remain in service. The effect of this change in estimate was to (decrease) increase “Depreciation and amortization” by reportable segment for the year ended December 31, 2016, as follows:

(In millions)	Market Pulp	Tissue	Wood Products	Newsprint	Specialty Papers	Total
2016	$(18)	$—	$(12)	$23	$(5)	$(12)

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of our 2016, 2015 or 2014 consolidated sales. No country in the “Other countries” group in the table below exceeded 2% of consolidated sales. Sales by country for the years ended December 31, 2016, 2015 and 2014, were as follows:

(In millions)	2016	2015	2014
United States	$2,464	$2,421	$2,809
Foreign countries:
Canada	428	476	540
Mexico	126	150	174
Brazil	34	70	107
Other countries	493	528	628
	1,081	1,224	1,449
	$3,545	$3,645	$4,258
Certain long-lived assets by country (comprised of fixed assets, net, water rights, net, energy contracts, net and other assets) as of December 31, 2016 and 2015, were as follows:

(In millions)	2016	2015
United States	$795	$677
Foreign countries:
Canada	1,259	1,323
South Korea	8	22
	1,267	1,345
	$2,062	$2,022

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 20. Condensed Consolidating Financial Information
The following information is presented in accordance with Rule 3-10 of Regulation S-X and the public information requirements of Rule 144 promulgated pursuant to the Securities Act of 1933, as amended, in connection with Resolute Forest Products Inc.’s 2023 Notes that are fully and unconditionally guaranteed, on a joint and several basis, by all of our 100% owned material U.S. subsidiaries (the “Guarantor Subsidiaries”). The 2023 Notes are not guaranteed by our foreign subsidiaries (the “Non-guarantor Subsidiaries”).
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, the Balance Sheets as of December 31, 2016 and 2015, and the Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries also on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are elimination entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Year Ended December 31, 2016
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,907	$2,166	$(1,528)	$3,545
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,745	1,492	(1,521)	2,716
Depreciation and amortization	—	78	128	—	206
Distribution costs	—	168	273	(1)	440
Selling, general and administrative expenses	20	61	68	—	149
Closure costs, impairment and other related charges	—	38	24	—	62
Net gain on disposition of assets	—	—	(2)	—	(2)
Operating (loss) income	(20)	(183)	183	(6)	(26)
Interest expense	(80)	—	(10)	52	(38)
Other income, net	—	57	2	(52)	7
Equity in income of subsidiaries	19	24	—	(43)	—
(Loss) income before income taxes	(81)	(102)	175	(49)	(57)
Income tax provision	—	(11)	(10)	2	(19)
Net (loss) income including noncontrolling interests	(81)	(113)	165	(47)	(76)
Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
Net (loss) income attributable to Resolute Forest Products Inc.	$(81)	$(113)	$160	$(47)	$(81)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(249)	$(197)	$73	$124	$(249)

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2016
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2	$33	$—	$35
Accounts receivable, net	—	283	158	—	441
Accounts receivable from affiliates	—	479	395	(874)	—
Inventories, net	—	259	323	(12)	570
Note, advance and interest receivable from parent	—	373	—	(373)	—
Notes and interest receivable from affiliates	—	54	—	(54)	—
Other current assets	—	16	19	—	35
Total current assets	—	1,466	928	(1,313)	1,081
Fixed assets, net	—	733	1,109	—	1,842
Amortizable intangible assets, net	—	14	56	—	70
Goodwill	—	81	—	—	81
Deferred income tax assets	—	—	1,036	3	1,039
Note receivable from parent	—	443	—	(443)	—
Note receivable from affiliate	—	109	—	(109)	—
Investments in consolidated subsidiaries and affiliates	3,918	2,068	—	(5,986)	—
Other assets	—	62	102	—	164
Total assets	$3,918	$4,976	$3,231	$(7,848)	$4,277
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$5	$222	$239	$—	$466
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	479	395	—	(874)	—
Note, advance and interest payable to subsidiaries	373	—	—	(373)	—
Notes and interest payable to affiliate	—	—	54	(54)	—
Total current liabilities	857	618	293	(1,301)	467
Long-term debt, net of current portion	590	171	—	—	761
Note payable to subsidiary	443	—	—	(443)	—
Note payable to affiliate	—	—	109	(109)	—
Pension and other postretirement benefit obligations	—	397	884	—	1,281
Deferred income tax liabilities	—	1	1	—	2
Other liabilities	—	24	31	—	55
Total liabilities	1,890	1,211	1,318	(1,853)	2,566
Total equity	2,028	3,765	1,913	(5,995)	1,711
Total liabilities and equity	$3,918	$4,976	$3,231	$(7,848)	$4,277

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$30	$51	$—	$81
Cash flows from investing activities:
Cash invested in fixed assets	—	(179)	(70)	—	(249)
Acquisition of a sawmill in Senneterre	—	—	(6)	—	(6)
Disposition of assets	—	—	5	—	5
Increase in countervailing duty cash deposits	—	(23)	—	—	(23)
Increase in notes receivable from affiliate	—	(8)	—	8	—
Net cash used in investing activities	—	(210)	(71)	8	(273)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	—	125	—	—	125
Issuance of long-term debt	—	46	—	—	46
Payments of debt	—	(1)	—	—	(1)
Payments of financing and credit facility fees	—	(1)	—	—	(1)
Increase in notes payable to affiliate	—	—	8	(8)	—
Net cash provided by financing activities	—	169	8	(8)	169
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net decrease in cash and cash equivalents	—	(11)	(12)	—	(23)
Cash and cash equivalents:
Beginning of year	—	13	45	—	58
End of year	$—	$2	$33	$—	$35

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$151	$(13)	$—	$138
Cash flows from investing activities:
Cash invested in fixed assets	—	(101)	(84)	—	(185)
Acquisition of Atlas Tissue, including cash overdraft acquired	—	(159)	—	—	(159)
Increase in countervailing duty cash deposits	—	(4)	—	—	(4)
Increase in deposit requirements for letters of credit, net	—	—	(4)	—	(4)
Investment in common stock of subsidiary	—	(234)	—	234	—
Advance to parent	—	(59)	—	59	—
Decrease of notes receivable from affiliates	—	164	—	(164)	—
Net cash used in investing activities	—	(393)	(88)	129	(352)
Cash flows from financing activities:
Payments of financing and credit facility fees	—	(2)	(1)	—	(3)
Purchases of treasury stock	(59)	—	—	—	(59)
Issuance of common stock	—	—	234	(234)	—
Advance to subsidiary	59	—	—	(59)	—
Decrease in notes payable to affiliate	—	—	(164)	164	—
Net cash (used in) provided by financing activities	—	(2)	69	(129)	(62)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Net decrease in cash and cash equivalents	—	(244)	(35)	—	(279)
Cash and cash equivalents:
Beginning of year	—	257	80	—	337
End of year	$—	$13	$45	$—	$58

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$144	$42	$—	$186
Cash flows from investing activities:
Cash invested in fixed assets	—	(76)	(117)	—	(193)
Monetization of timber notes	—	22	—	—	22
Disposition of assets	—	4	6	—	10
Decrease in deposit requirements for letters of credit, net	—	—	1	—	1
Other investing activities, net	—	—	(1)	—	(1)
Net cash used in investing activities	—	(50)	(111)	—	(161)
Cash flows from financing activities:
Payments of debt	—	(1)	(1)	—	(2)
Payments of financing and credit facility fees	—	(1)	—	—	(1)
Dividend to noncontrolling interest	—	—	(4)	—	(4)
Net cash used in financing activities	—	(2)	(5)	—	(7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Net increase (decrease) in cash and cash equivalents	—	92	(77)	—	15
Cash and cash equivalents:
Beginning of year	—	165	157	—	322
End of year	$—	$257	$80	$—	$337

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 21. Quarterly Information (Unaudited)

Year ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(In millions, except per share amounts)
Sales	$877	$891	$888	$889	$3,545
Operating (loss) income	—	(18)	10	(18)	(26)
Net (loss) income attributable to Resolute Forest Products Inc.	(8)	(42)	14	(45)	(81)
Basic net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	(0.09)	(0.47)	0.16	(0.50)	(0.90)
Diluted net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	(0.09)	(0.47)	0.15	(0.50)	(0.90)

Year ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(In millions, except per share amounts)
Sales	$920	$926	$905	$894	$3,645
Operating (loss) income	(15)	16	6	(226)	(219)
Net loss attributable to Resolute Forest Products Inc.	(33)	(4)	(6)	(214)	(257)
Basic net loss per share attributable to Resolute Forest Products Inc. common shareholders	(0.35)	(0.04)	(0.07)	(2.39)	(2.78)
Diluted net loss per share attributable to Resolute Forest Products Inc. common shareholders	(0.35)	(0.04)	(0.07)	(2.39)	(2.78)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Shareholders of Resolute Forest Products Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows present fairly, in all material respects, the financial position of Resolute Forest Products Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Financial Statements and Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP (1)
Montreal, Canada
March 1, 2017
(1) CPA auditor, CA, public accountancy permit No.A115888

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
Management assessed the effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2016. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Resolute Forest Products Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2016, Resolute Forest Products Inc.’s internal control over financial reporting was effective.
The effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report above.

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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2016. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
Management’s Report on Internal Control over Financial Reporting
Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective as of December 31, 2016. Management’s report on internal control over financial reporting can be found on page 132 of this Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2016. This report can be found on page 131 of this Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of internal control over financial reporting, there were no changes during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
On February 28, 2017, we adopted an indemnification policy for our executive officers and the chief accounting officer of Resolute Forest Products Inc. Under the policy and subject to certain conditions, Resolute Forest Products Inc. and certain of its wholly-owned subsidiaries provide indemnification and advancement of expenses to such officers if they are involved in proceedings by reason of their service as an executive officer or chief accounting officer of the Company; as officers, directors or equivalents of its U.S. or Canadian wholly-owned subsidiaries or enterprises in which such subsidiaries hold an interest; as members of pension investment, administration or other committees or boards of trustees. The indemnification and advancement of expenses provided by the policy is in addition to any coverage provided to such officers by the Company under their existing indemnification agreements. This description of the indemnification policy does not purport to be complete and is qualified in its entirety by reference to the indemnification policy, which is filed as Exhibit 10.41 to this Form 10-K.
Jeffrey A. Hearn will provide certain consulting services to the Company in connection with performance improvement initiatives at certain of our production sites to be designated by us from time to time. The consulting services will be provided pursuant to verbal terms reviewed with our board of directors on February 27 and 28, 2017. The terms of the verbal consulting services arrangement are summarized on Exhibit 10.48 to this Form 10-K and are incorporated herein by reference.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information appearing under the captions entitled “Management Proposals - Vote on the Election of Directors,” “Section 16 Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters” in our definitive proxy statement for our 2017 annual meeting of shareholders to be held on May 25, 2017 (our “2017 proxy statement”), which will be filed within 120 days of the end of our fiscal year ended December 31, 2016, is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information appearing under the captions entitled “Executive Compensation,” “Corporate Governance and Board Matters - Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2017 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the caption entitled “Information on Stock Ownership” in our 2017 proxy statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2016, regarding securities to be issued upon exercise of outstanding stock options or pursuant to outstanding stock unit awards, and securities remaining available for issuance under our equity compensation plan. The Incentive Plan is the only compensation plan with shares authorized.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—		$—		—
Equity compensation plans not approved by security holders (1)	7,404,750	(2)	15.77	(3)	719,357
Total	7,404,750		$15.77		719,357

(1)
The Incentive Plan was approved by the Courts in connection with the CCAA Creditor Protection Proceedings, and the creditor protection proceedings under Chapter 11 of the United States Bankruptcy Code, as amended, as applicable.

(2)
Includes shares issuable upon the exercise of 1,415,971 stock options and shares issuable upon the settlement of 2,802,649 RSUs and DSUs issued under the Incentive Plan, at a rate of one share per unit. Also includes shares issuable upon the settlement of 2,345,420 PSUs issued under the Incentive Plan at the maximum payout rate (3,186,130 shares).

(3)
The weighted-average exercise price in column (b) represents the weighted-average exercise price of the outstanding stock options disclosed in column (a). The stock unit awards do not have an exercise price and are not included in the calculation of the weighted-average exercise price in column (b).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the captions entitled “Related Party Transactions” and “Corporate Governance and Board Matters - Director Independence” in our 2017 proxy statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing under the caption entitled “Management Proposals - Vote on the Ratification of the Appointment of PricewaterhouseCoopers LLP” in our 2017 proxy statement is incorporated herein by reference.

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

3.1*
Amended and Restated Certificate of Incorporation of Resolute Forest Product Inc. (incorporated by reference from Exhibit 3.1 to Resolute Forest Product Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 1, 2013, SEC File No. 001-33776).

3.2*
By-laws of Resolute Forest Products Inc., as amended through December 4, 2014 (incorporated by reference from Exhibit 3.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on December 10, 2014).

4.1*
Indenture, dated as of May 8, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (incorporated by reference from Exhibit 4.4 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed May 10, 2013, SEC File No. 001-33776).

4.2*
Registration Rights Agreement, dated as of May 8, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative. (incorporated by reference from Exhibit 4.5 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed May 10, 2013, SEC File No. 001-33776).

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

†10.2*
AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

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

†10.5*
AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.13 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012, SEC File No. 001-33776).

†10.6*
AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.14 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012, SEC File No. 001-33776).

†10.7*
AbitibiBowater Executive Restricted Stock Unit Plan, effective as of April 1, 2011 (incorporated by reference from Exhibit 10.13 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

†10.8*
Employment Agreement between Yves Laflamme and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

†10.9*
Offer Letter between Jo-Ann Longworth and AbitibiBowater Inc., dated July 25, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 14, 2011, SEC File No. 001-33776).

†10.10*
Director compensation program chart (incorporated by reference from Exhibit 10.36 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012, SEC File No. 001-33776).

†10.11*
Retirement Compensation Trust Agreement (with Letter of Credit) between AbiBow Canada Inc. and AbitibiBowater Inc. and CIBC Mellon Trust Company, dated and effective as of November 1, 2011 (incorporated by reference from Exhibit 10.39 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012, SEC File No. 001-33776).

10.12*
Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Ontario, dated November 10, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Province of Ontario (incorporated by reference from Exhibit 10.32 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

10.13*
Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Quebec, dated September 13, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Government of Quebec (incorporated by reference from Exhibit 10.33 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

†10.14*
Executive Employment Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 26, 2014 (incorporated by reference from Exhibit 10.24 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.15*
Change in Control Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 26, 2014 (incorporated by reference from Exhibit 10.25 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.16*
Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated March 19, 2012 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 10, 2012, SEC File No. 001-33776).

†10.17*
Resolute Forest Products DC Make-up Program, effective January 1, 2012 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 10, 2012, SEC File No. 001-33776).

†10.18*
Resolute Forest Products Inc. Severance Policy – Chief Executive Officer and Direct Reports, effective as of August 1, 2012 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 9, 2012, SEC File No. 001-33776).

†10.19*
Resolute Forest Products Equity Incentive Plan (previously named the AbitibiBowater Inc. 2010 Equity Incentive Plan), effective as of December 9, 2010 (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012, SEC File No. 001-33776).

Exhibit No.	Description
†10.20*
Resolute Forest Products Outside Director Deferred Compensation Plan (previously named the AbitibiBowater Inc. Outside Director Deferred Compensation Plan), effective as of April 1, 2011 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012, SEC File No. 001-33776).

†10.21*
Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 1, 2013, SEC File No. 001-33776).

†10.22*
Resolute Forest Products Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed November 10, 2014, SEC File No. 001-33776).

†10.23*
Resolute Forest Products Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.24*
Offer Letter between André Piché and Resolute Forest Products Inc., dated February 4, 2014 (incorporated by reference from Exhibit 10.42 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.25*
Offer Letter between Richard Tremblay and Resolute Forest Products Inc., dated February 4, 2014 (incorporated by reference from Exhibit 10.43 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.26*
Resolute Forest Products Equity Incentive Plan Form of Performance Stock Unit Agreement (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed November 10, 2014, SEC File No. 001-33776).

†10.27*
First Amendment dated February 14, 2014 to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.44 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

†10.28*
Resolute FP Canada Inc. and Resolute Forest Products Inc. Security Protocol with respect to the Resolute Forest Products 2010 Canadian DB Supplemental Executive Retirement Plan and the Resolute Canada SERP, amended and restated effective April 11, 2014. (incorporated by reference from Exhibit 10.45 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

†10.29*
Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.46 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

10.30*
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

†10.31*
Relocation Agreement between Richard Tremblay and Resolute Forest Products Inc., dated February 25, 2016 (incorporated by reference from Exhibit 10.39 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 29, 2016, SEC File No. 001-33776).

†10.32*
2016 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 10, 2016, SEC File No. 001-33776).

†10.33*
2016 Resolute Forest Products Inc. Short-Term Incentive Plan - US (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 10, 2016, SEC File No. 001-33776).

†10.34*
Resolute Forest Products Equity Incentive Plan Form of Director Deferred Stock Unit Agreement. (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 10, 2016, SEC File No. 001-33776).

Exhibit No.	Description
†10.35*
Resolute Forest Products Equity Incentive Plan Form of Director Restricted Stock Unit Agreement. (incorporated by reference from Exhibit 10.4 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 10, 2016, SEC File No. 001-33776).

10.36*
Credit Agreement, dated as of September 7, 2016, among Resolute Forest Products Inc., certain U.S. subsidiaries of Resolute Forest Products Inc. as borrowers and guarantors, various lenders, and American AgCredit, PCA, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed November 9, 2016, SEC File No. 001-33776).

†10.37**	Offer Letter between Steve Boniferro and Resolute Forest Products Inc., dated May 30, 2016.

†10.38*
Summary of 2017 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from the description in Resolute Forest Products Inc.’s Current Report on Form 8-K filed February 7, 2017, SEC File No. 001-33776).

†10.39**	Resolute Forest Products Equity Incentive Plan Form of Director Deferred Stock Unit Agreement.

†10.40**	Resolute Forest Products Equity Incentive Plan Form of Director Restricted Stock Unit Agreement.

†10.41**	Indemnification Policy for the Executive Officers and Chief Accounting Officer of Resolute Forest Products Inc.

†10.42**
Guarantee Agreement, entered into on February 21, 2017, and dated as of June 18, 2014, between Resolute FP Canada Inc. and Resolute FP US Inc. as Guarantors, and Jacques Vachon as the Guaranteed Party.

†10.43**	First Amendment to the Resolute Forest Products Equity Incentive Plan, dated February 28, 2017.

†10.44**	Resolute Forest Products Equity Incentive Plan Amended and Restated 2015 Restricted Stock Unit Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 28, 2017.

†10.45**	Resolute Forest Products Equity Incentive Plan Amended and Restated 2016 Restricted Stock Unit Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 28, 2017.

†10.46**	Resolute Forest Products Equity Incentive Plan Amended and Restated 2015 Performance Stock Unit Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 28, 2017.

†10.47**	Resolute Forest Products Equity Incentive Plan Amended and Restated 2016 Performance Stock Unit Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 28, 2017.

†10.48**	Summary of verbal terms of consulting services arrangement between Jeffrey A. Hearn and Resolute Forest Products Inc., agreed on February 27 and 28, 2017.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

24.1**	Power of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit No.	Description
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.

†	This is a management contract or compensatory plan or arrangement.

**	Filed with this Form 10-K.

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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOLUTE FOREST PRODUCTS INC.

Date: March 1, 2017	By:	/s/ Richard Garneau
Richard Garneau
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Garneau	President and Chief Executive Officer	March 1, 2017
Richard Garneau	(Principal Executive Officer)

/s/ Bradley P. Martin*	Chairman, Director	March 1, 2017
Bradley P. Martin

/s/ Jo-Ann Longworth	Senior Vice President and Chief Financial Officer	March 1, 2017
Jo-Ann Longworth	(Principal Financial Officer)

/s/ Silvana Travaglini	Vice President and Chief Accounting Officer	March 1, 2017
Silvana Travaglini	(Principal Accounting Officer)

/s/ Michel P. Desbiens*	Director	March 1, 2017
Michel P. Desbiens

/s/ Jennifer C. Dolan*	Director	March 1, 2017
Jennifer C. Dolan

/s/ Richard D. Falconer*	Director	March 1, 2017
Richard D. Falconer

/s/ Jeffrey A. Hearn*	Director	March 1, 2017
Jeffrey A. Hearn

/s/ Alain Rhéaume*	Director	March 1, 2017
Alain Rhéaume

/s/ Michael S. Rousseau*	Director	March 1, 2017
Michael S. Rousseau

/s/ David H. Wilkins*	Director	March 1, 2017
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

3.1*
Amended and Restated Certificate of Incorporation of Resolute Forest Product Inc. (incorporated by reference from Exhibit 3.1 to Resolute Forest Product Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 1, 2013, SEC File No. 001-33776).

3.2*
By-laws of Resolute Forest Products Inc., as amended through December 4, 2014 (incorporated by reference from Exhibit 3.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on December 10, 2014).

4.1*
Indenture, dated as of May 8, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (incorporated by reference from Exhibit 4.4 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed May 10, 2013, SEC File No. 001-33776).

4.2*
Registration Rights Agreement, dated as of May 8, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative. (incorporated by reference from Exhibit 4.5 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed May 10, 2013, SEC File No. 001-33776).

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

†10.2*
AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.4 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

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

†10.5*
AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.13 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012, SEC File No. 001-33776).

†10.6*
AbitibiBowater Inc. 2010 Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.14 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012, SEC File No. 001-33776).

†10.7*
AbitibiBowater Executive Restricted Stock Unit Plan, effective as of April 1, 2011 (incorporated by reference from Exhibit 10.13 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

†10.8*
Employment Agreement between Yves Laflamme and AbitibiBowater Inc., dated February 14, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Current Report on Form 8-K filed February 18, 2011, SEC File No. 001-33776).

†10.9*
Offer Letter between Jo-Ann Longworth and AbitibiBowater Inc., dated July 25, 2011 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 14, 2011, SEC File No. 001-33776).

†10.10*
Director compensation program chart (incorporated by reference from Exhibit 10.36 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012, SEC File No. 001-33776).

†10.11*
Retirement Compensation Trust Agreement (with Letter of Credit) between AbiBow Canada Inc. and AbitibiBowater Inc. and CIBC Mellon Trust Company, dated and effective as of November 1, 2011 (incorporated by reference from Exhibit 10.39 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012, SEC File No. 001-33776).

Exhibit No.	Description
10.12*
Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Ontario, dated November 10, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Province of Ontario (incorporated by reference from Exhibit 10.32 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

10.13*
Agreement Concerning the Pulp and Paper Operations of AbiBow Canada in Quebec, dated September 13, 2010, between Bowater Canadian Forest Products Inc. and Abitibi-Consolidated Company of Canada and The Government of Quebec (incorporated by reference from Exhibit 10.33 to AbitibiBowater Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed April 5, 2011, SEC File No. 001-33776).

†10.14*
Executive Employment Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 26, 2014 (incorporated by reference from Exhibit 10.24 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.15*
Change in Control Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 26, 2014 (incorporated by reference from Exhibit 10.25 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.16*
Offer Letter between Jacques Vachon and AbitibiBowater Inc., dated March 19, 2012 (incorporated by reference from Exhibit 10.2 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 10, 2012, SEC File No. 001-33776).

†10.17*
Resolute Forest Products DC Make-up Program, effective January 1, 2012 (incorporated by reference from Exhibit 10.3 to AbitibiBowater Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 10, 2012, SEC File No. 001-33776).

†10.18*
Resolute Forest Products Inc. Severance Policy – Chief Executive Officer and Direct Reports, effective as of August 1, 2012 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 9, 2012, SEC File No. 001-33776).

†10.19*
Resolute Forest Products Equity Incentive Plan (previously named the AbitibiBowater Inc. 2010 Equity Incentive Plan), effective as of December 9, 2010 (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012, SEC File No. 001-33776).

†10.20*
Resolute Forest Products Outside Director Deferred Compensation Plan (previously named the AbitibiBowater Inc. Outside Director Deferred Compensation Plan), effective as of April 1, 2011 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012, SEC File No. 001-33776).

†10.21*
Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 1, 2013, SEC File No. 001-33776).

†10.22*
Resolute Forest Products Equity Incentive Plan Form of Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed November 10, 2014, SEC File No. 001-33776).

†10.23*
Resolute Forest Products Equity Incentive Plan Form of Employee Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.24*
Offer Letter between André Piché and Resolute Forest Products Inc., dated February 4, 2014 (incorporated by reference from Exhibit 10.42 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.25*
Offer Letter between Richard Tremblay and Resolute Forest Products Inc., dated February 4, 2014 (incorporated by reference from Exhibit 10.43 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.26*
Resolute Forest Products Equity Incentive Plan Form of Performance Stock Unit Agreement (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed November 10, 2014, SEC File No. 001-33776).

†10.27*
First Amendment dated February 14, 2014 to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.44 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

Exhibit No.	Description
†10.28*
Resolute FP Canada Inc. and Resolute Forest Products Inc. Security Protocol with respect to the Resolute Forest Products 2010 Canadian DB Supplemental Executive Retirement Plan and the Resolute Canada SERP, amended and restated effective April 11, 2014. (incorporated by reference from Exhibit 10.45 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

†10.29*
Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.46 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

10.30*
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

†10.31*
Relocation Agreement between Richard Tremblay and Resolute Forest Products Inc., dated February 25, 2016 (incorporated by reference from Exhibit 10.39 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 29, 2016, SEC File No. 001-33776).

†10.32*
2016 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 10, 2016, SEC File No. 001-33776).

†10.33*
2016 Resolute Forest Products Inc. Short-Term Incentive Plan - US (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 10, 2016, SEC File No. 001-33776).

†10.34*
Resolute Forest Products Equity Incentive Plan Form of Director Deferred Stock Unit Agreement. (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 10, 2016, SEC File No. 001-33776).

†10.35*
Resolute Forest Products Equity Incentive Plan Form of Director Restricted Stock Unit Agreement. (incorporated by reference from Exhibit 10.4 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 10, 2016, SEC File No. 001-33776).

10.36*
Credit Agreement, dated as of September 7, 2016, among Resolute Forest Products Inc., certain U.S. subsidiaries of Resolute Forest Products Inc. as borrowers and guarantors, various lenders, and American AgCredit, PCA, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed November 9, 2016, SEC File No. 001-33776).

†10.37**	Offer Letter between Steve Boniferro and Resolute Forest Products Inc., dated May 30, 2016.

†10.38*
Summary of 2017 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from the description in Resolute Forest Products Inc.’s Current Report on Form 8-K filed February 7, 2017, SEC File No. 001-33776).

†10.39**	Resolute Forest Products Equity Incentive Plan Form of Director Deferred Stock Unit Agreement.

†10.40**	Resolute Forest Products Equity Incentive Plan Form of Director Restricted Stock Unit Agreement.

†10.41**	Indemnification Policy for the Executive Officers and Chief Accounting Officer of Resolute Forest Products Inc.

†10.42**
Guarantee Agreement, entered into on February 21, 2017, and dated as of June 18, 2014, between Resolute FP Canada Inc. and Resolute FP US Inc. as Guarantors, and Jacques Vachon as the Guaranteed Party.

†10.43**	First Amendment to the Resolute Forest Products Equity Incentive Plan, dated February 28, 2017.

†10.44**	Resolute Forest Products Equity Incentive Plan Amended and Restated 2015 Restricted Stock Unit Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 28, 2017.

†10.45**	Resolute Forest Products Equity Incentive Plan Amended and Restated 2016 Restricted Stock Unit Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 28, 2017.

†10.46**	Resolute Forest Products Equity Incentive Plan Amended and Restated 2015 Performance Stock Unit Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 28, 2017.

†10.47**	Resolute Forest Products Equity Incentive Plan Amended and Restated 2016 Performance Stock Unit Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 28, 2017.

Exhibit No.	Description
†10.48**	Summary of verbal terms of consulting services arrangement between Jeffrey A. Hearn and Resolute Forest Products Inc., agreed on February 27 and 28, 2017.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

24.1**	Power of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.

†	This is a management contract or compensatory plan or arrangement.

**	Filed with this Form 10-K.

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