Form 10-Q
period 2017-03-31
Resolute Forest Products Inc.
filed 2017-05-10
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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
    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑    No ☐
As of April 28, 2017, there were 89,750,964 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Sales	$872	$877
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	667	677
Depreciation and amortization	51	52
Distribution costs	110	112
Selling, general and administrative expenses	43	38
Closure costs, impairment and other related charges	7	—
Net gain on disposition of assets	—	(2)
Operating loss	(6)	—
Interest expense	(11)	(10)
Other income, net	—	13
(Loss) income before income taxes	(17)	3
Income tax provision	(29)	(10)
Net loss including noncontrolling interests	(46)	(7)
Net income attributable to noncontrolling interests	(1)	(1)
Net loss attributable to Resolute Forest Products Inc.	$(47)	$(8)
Net loss per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.52)	$(0.09)
Diluted	(0.52)	(0.09)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	90.2	89.6
Diluted	90.2	89.6
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,
	2017	2016
Net loss including noncontrolling interests	$(46)	$(7)
Other comprehensive income:
Unamortized prior service credits
Change in unamortized prior service credits	(4)	(4)
Income tax provision	—	—
Change in unamortized prior service credits, net of tax	(4)	(4)
Unamortized actuarial losses
Change in unamortized actuarial losses	14	12
Income tax provision	(2)	(3)
Change in unamortized actuarial losses, net of tax	12	9
Foreign currency translation	1	—
Other comprehensive income, net of tax	9	5
Comprehensive loss including noncontrolling interests	(37)	(2)
Comprehensive income attributable to noncontrolling interests	(1)	(1)
Comprehensive loss attributable to Resolute Forest Products Inc.	$(38)	$(3)
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amount)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$39	$35
Accounts receivable, net:
Trade	370	358
Other	84	83
Inventories, net	608	570
Other current assets	36	35
Total current assets	1,137	1,081
Fixed assets, less accumulated depreciation of $1,464 and $1,415 as of March 31, 2017 and December 31, 2016, respectively	1,866	1,842
Amortizable intangible assets, less accumulated amortization of $18 and $16 as of March 31, 2017 and December 31, 2016, respectively	68	70
Goodwill	81	81
Deferred income tax assets	1,054	1,039
Other assets	129	164
Total assets	$4,335	$4,277

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$468	$466
Current portion of long-term debt	1	1
Total current liabilities	469	467
Long-term debt, net of current portion	880	761
Pension and other postretirement benefit obligations	1,251	1,281
Deferred income tax liabilities	5	2
Other liabilities	56	55
Total liabilities	2,661	2,566
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.8 shares issued and 89.8 shares outstanding as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	3,778	3,775
Deficit	(1,257)	(1,207)
Accumulated other comprehensive loss	(746)	(755)
Treasury stock at cost, 28.0 shares as of March 31, 2017 and December 31, 2016	(120)	(120)
Total Resolute Forest Products Inc. shareholders’ equity	1,655	1,693
Noncontrolling interests	19	18
Total equity	1,674	1,711
Total liabilities and equity	$4,335	$4,277
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Three Months Ended March 31, 2017
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2016	$—	$3,775	$(1,207)	$(755)	$(120)	$18	$1,711
Share-based compensation costs for equity-classified awards	—	3	—	—	—	—	3
Net (loss) income	—	—	(47)	—	—	1	(46)
Cumulative-effect adjustment upon deferred tax charge elimination (Note 9)	—	—	(3)	—	—	—	(3)
Other comprehensive income, net of tax	—	—	—	9	—	—	9
Balance as of March 31, 2017	$—	$3,778	$(1,257)	$(746)	$(120)	$19	$1,674

	Three Months Ended March 31, 2016
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2015	$—	$3,765	$(1,126)	$(587)	$(120)	$13	$1,945
Share-based compensation costs for equity-classified awards	—	3	—	—	—	—	3
Net (loss) income	—	—	(8)	—	—	1	(7)
Other comprehensive income, net of tax	—	—	—	5	—	—	5
Balance as of March 31, 2016	$—	$3,768	$(1,134)	$(582)	$(120)	$14	$1,946
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss including noncontrolling interests	$(46)	$(7)
Adjustments to reconcile net loss including noncontrolling interests to net cash (used in) provided by operating activities:
Share-based compensation	4	3
Depreciation and amortization	51	52
Inventory write-downs related to closures	4	—
Deferred income taxes	28	10
Net pension contributions and other postretirement benefit payments	(30)	(21)
Net gain on disposition of assets	—	(2)
Gain on translation of foreign currency denominated deferred income taxes	(10)	(63)
Loss on translation of foreign currency denominated pension and other postretirement benefit obligations	9	52
Gain on disposition of equity method investment	—	(5)
Net planned major maintenance amortization	1	—
Changes in working capital:
Accounts receivable	(11)	(12)
Inventories	(40)	(20)
Accounts payable and accrued liabilities	1	22
Other, net	—	(3)
Net cash (used in) provided by operating activities	(39)	6
Cash flows from investing activities:
Cash invested in fixed assets	(69)	(47)
Disposition of assets	—	5
Increase in countervailing duty cash deposits	(5)	(6)
Increase in restricted cash	(2)	—
Decrease in deposit requirements for letters of credit, net	1	—
Net cash used in investing activities	(75)	(48)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	118	20
Net cash provided by financing activities	118	20
Effect of exchange rate changes on cash and cash equivalents	—	1
Net increase (decrease) in cash and cash equivalents	4	(21)
Cash and cash equivalents:
Beginning of period	35	58
End of period	$39	$37
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
Financial statements
Our interim Consolidated Financial Statements are unaudited and have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year. These unaudited interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. Certain prior period amounts in our footnotes have been reclassified to conform to the 2017 presentation. For additional information, see Note 11, “Segment Information.”
New accounting pronouncements adopted
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory until the transferred assets are sold to a third party or recovered through use. This update is effective on a modified retrospective approach for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As early adoption is permitted as of the beginning of an annual period, we adopted this ASU on January 1, 2017. For additional information, see Note 9, “Income Taxes.”
Accounting pronouncements not yet adopted
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires employers that present a measure of operating income in their statements of earnings to disaggregate and present only the service cost component of net periodic benefit cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs arising during the period). The other components of the net periodic benefit cost are to be reported separately outside any subtotal of operating income. This update is effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 31, 2016. We plan to adopt this ASU on January 1, 2018. The adoption of this accounting guidance will impact the presentation of our results of operations, the effect of which cannot be reasonably estimated due to the inherent uncertainties with respect to the variations in assumptions used to determine the net periodic benefit cost, and could be material.
Note 2. Closure Costs, Impairment and Other Related Charges
During the three months ended March 31, 2017, we recorded severance and other costs of $7 million, as a result of the permanent closure of our Mokpo, South Korea, paper mill on March 9, 2017.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 3. Other Income, Net
Other income, net for the three months ended March 31, 2017 and 2016, was comprised of the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2017	2016
Foreign exchange gain	$—	$6
Gain on disposition of equity method investment (1)	—	5
Miscellaneous income	—	2
	$—	$13

(1)
On February 1, 2016, we sold for total consideration of $5 million our interest in Produits Forestiers Petit-Paris Inc., an unconsolidated entity located in Saint-Ludger-de-Milot, Quebec, in which we had a 50% interest, resulting in a gain on disposition of $5 million.

Note 4. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the three months ended March 31, 2017, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2016	$67	$(819)	$(3)	$(755)
Other comprehensive income before reclassifications	—	1	1	2
Amounts reclassified from accumulated other comprehensive loss (1)	(4)	11	—	7
Net current period other comprehensive (loss) income	(4)	12	1	9
Balance as of March 31, 2017	$63	$(807)	$(2)	$(746)

(1)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2017, were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(4)	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	—	Income tax provision
	$(4)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$13	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	(2)	Income tax provision
	$11	Net of tax
Total Reclassifications	$7	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and other postretirement benefit (“OPEB”) plans summarized in Note 8, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Net Loss Per Share
The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”), for the three months ended March 31, 2017 and 2016, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions)	2017	2016
Stock options	1.4	1.5
Stock unit awards (1)	4.6	2.5

(1)	Excludes contingently issuable shares that are included in the basic weighted-average number of common shares outstanding, given that all the necessary conditions have been satisfied.
These stock options and stock unit awards were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive.
Note 6. Inventories, Net
Inventories, net as of March 31, 2017 and December 31, 2016, were comprised of the following:

(Unaudited, in millions)	March 31, 2017	December 31, 2016
Raw materials and work in process	$184	$171
Finished goods	201	183
Mill stores and other supplies	223	216
	$608	$570
During the three months ended March 31, 2017, we recorded charges of $4 million for write-downs of mill stores and other supplies primarily as a result of the permanent closure of our Mokpo paper mill. These charges were included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.
Note 7. Long-Term Debt
Overview
Long-term debt, including current portion, as of March 31, 2017 and December 31, 2016, was comprised of the following:

(Unaudited, in millions)	March 31, 2017	December 31, 2016
5.875% senior notes due 2023:
Principal amount	$600	$600
Deferred financing costs	(5)	(6)
Unamortized discount	(4)	(4)
Total senior notes due 2023	591	590
Term loan due 2025	46	46
Borrowings under revolving credit facilities	243	125
Capital lease obligation	1	1
Total debt	881	762
Less: Current portion of long-term debt	(1)	(1)
Long-term debt, net of current portion	$880	$761

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

2023 Notes
We issued $600 million in aggregate principal amount of 5.875% senior notes due 2023 (the “2023 Notes”) on May 8, 2013. Upon their issuance, the notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that is being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes, resulting in an effective interest rate of 6%. Interest on the notes is payable semi-annually on May 15 and November 15, until their maturity date of May 15, 2023. In connection with the issuance of the notes, we incurred financing costs of approximately $9 million, which were deferred and recorded as a reduction of the notes. These deferred financing costs are being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes. The fair value of the 2023 Notes was $550 million and $543 million as of March 31, 2017 and December 31, 2016, respectively, and was determined by reference to over-the-counter prices (Level 1).
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility (the “Senior Secured Credit Facility”) for up to $185 million. The Senior Secured Credit Facility provides a term loan of $46 million with a maturity date of September 7, 2025 (“Term Loan”), and a revolving credit facility of up to $139 million with a maturity date of September 7, 2022 (“Revolving Credit Facility”). As of March 31, 2017, we had fully borrowed the $139 million available under the Revolving Credit Facility. The fair values of the Term Loan and Revolving Credit Facility approximated their carrying values as of March 31, 2017, as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities (Level 2).
ABL Credit Facility
On May 22, 2015, we entered into a senior secured asset-based revolving credit facility (the “ABL Credit Facility”), with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. The ABL Credit Facility will mature on May 22, 2020. As of March 31, 2017, we had $341 million of availability under the ABL Credit Facility, net of $104 million of borrowings and $31 million of ordinary course letters of credit outstanding. The fair value of the ABL Credit Facility approximated its carrying value as of March 31, 2017, as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities (Level 2).
Capital lease obligation
We have a capital lease obligation for a warehouse with a maturity date of December 1, 2017, which can be renewed for 20 years at our option. Minimum monthly payments are determined by an escalatory price clause.
Note 8. Employee Benefit Plans
Pension and OPEB plans
The components of net periodic benefit cost relating to our pension and OPEB plans for the three months ended March 31, 2017 and 2016, were as follows:
Pension Plans:

	Three Months Ended March 31,
(Unaudited, in millions)	2017	2016
Service cost	$5	$5
Interest cost	49	52
Expected return on plan assets	(63)	(60)
Amortization of actuarial losses	14	13
	$5	$10

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

OPEB Plans:

	Three Months Ended March 31,
(Unaudited, in millions)	2017	2016
Interest cost	2	2
Amortization of actuarial gains	(1)	(1)
Amortization of prior service credits	(4)	(4)
	$(3)	$(3)
Defined contribution plans
Our expense for the defined contribution plans totaled $5 million for both the three months ended March 31, 2017 and 2016.
Canadian pension funding
On March 31, 2017, we reached an agreement with the province of Ontario with respect to the additional solvency deficit reduction contributions required for past capacity reductions in Ontario, stipulating that we are no longer required to make additional contributions for capacity reductions that occurred in Ontario after April 15, 2014. As a result, our requirement to make additional contributions to our material Canadian registered pension plans will be reduced by Cdn $16 million in 2017 and Cdn $8 million in 2018. The expiration of the original 2010 undertaking in December 2015 did not eliminate the obligations already incurred under the terms of that undertaking prior to its expiration.
Note 9. Income Taxes
The income tax provision attributable to (loss) income before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35% for the three months ended March 31, 2017 and 2016, as a result of the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2017	2016
(Loss) income before income taxes	$(17)	$3
Income tax provision:
Expected income tax benefit (provision)	6	(1)
Changes resulting from:
Valuation allowance (1)	(26)	(18)
Enactment of change in foreign tax rate	(12)	—
Foreign exchange	(1)	3
State income taxes, net of federal income tax benefit	2	2
Foreign tax rate differences	3	4
Other, net	(1)	—
	$(29)	$(10)

(1)
We recorded a valuation allowance of $26 million and $18 million for the three months ended March 31, 2017 and 2016, respectively, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets.

Deferred tax charge
On January 1, 2017, we adopted ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory until the transferred assets are sold to a third party or recovered through use. Accordingly, the deferred tax charge recognized in 2015 as a result of a gain on an intercompany asset transfer in connection with an operating company realignment was eliminated, resulting in a decrease in “Other assets” of $35 million and an increase in deferred tax assets of $32 million, with a cumulative-effect adjustment of $3 million to “Deficit” in our Consolidated Balance Sheet as of January 1, 2017.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 10. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial disputes, taxes, environmental issues, activists’ damages, employment and workers’ compensation claims, Aboriginal claims and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of March 31, 2017, will not have a material adverse effect on our Consolidated Financial Statements.
On April 24, 2017, the U.S. Department of Commerce (“Commerce”) announced its preliminary determinations in its countervailing duty investigation of Canadian-origin softwood lumber products exported to the U.S., and, as a result, since April 28, 2017, we have been required to pay cash deposits to the U.S. at a rate of 12.82% for estimated countervailing duties on our imports to the U.S. of the majority of softwood lumber products produced at our Canadian sawmills. For additional information, see Note 13, “Subsequent Event.”
Effective January 1, 2015, we modified our U.S. OPEB plan so that unionized participants, upon reaching Medicare eligibility, are provided Medicare coverage via a Medicare Exchange program rather than via a Company-sponsored medical plan. On March 2, 2016, a proposed class action lawsuit (Reynolds, et al v. Resolute Forest Products Inc., Resolute FP US Inc., Resolute FP US Health and Resolute Welfare Benefit Plan) was filed in the United States District Court for the Eastern District of Tennessee (“District Court”) on behalf of certain Medicare-eligible retirees who were previously unionized employees of our Calhoun, Tennessee; Catawba, South Carolina; and Coosa Pines, Alabama, mills, and their spouses and dependents. The plaintiffs allege that the modifications described above breach the collective bargaining agreements and plan covering the members of the proposed class in the lawsuit. Plaintiffs seek reinstatement of the health care benefits as in effect before January 1, 2015, for the proposed class in the lawsuit. The Company disputes the allegations in the complaint and intends to defend the action. On May 23, 2016, the Company filed a motion to dismiss the complaint. The motion to dismiss was denied by the District Court on March 1, 2017. The proposed class action lawsuit is at a preliminary stage and no class has been certified. Accordingly, we are not presently able to determine the ultimate resolution of this matter or to reasonably estimate the potential impact on our Consolidated Financial Statements.
On February 26, 2015, a countervailing duty petition was filed with Commerce and the U.S. International Trade Commission by certain U.S. supercalendered (“SC”) paper producers requesting that the U.S. government impose countervailing duties on Canadian-origin SC paper exported to the U.S. market. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of SC paper to the U.S. and was selected as a mandatory respondent to be investigated by Commerce. As a result of that investigation, since August 3, 2015, we have been required to pay cash deposits to the U.S. for estimated countervailing duties on our imports to the U.S. of SC paper produced at our Canadian mills. Between August 3, 2015 and October 15, 2015, we were required to make cash deposits at a rate of 2.04%. On October 15, 2015, that rate increased to 17.87%, 17.10% of which was not based on any countervailable subsidy we received, but rather on a punitive application of “adverse facts available.” We are required to continue making cash deposits at the 17.87% rate until Commerce sets a countervailing duty rate in an administrative review, which Commerce commenced on February 13, 2017. Commerce has not yet announced whether we will be a mandatory respondent in that review. If we are a mandatory respondent, our countervailing duty rate, if any, will be based on Commerce’s determination as to whether we receive countervailable subsidies that benefit our Canadian production of SC paper. Following the initial administrative review, which may not be finalized in 2017, we may remain subject to annual administrative reviews until December 2020, or possibly later. The decision in each administrative review is subject to appeal. If we are not selected as a mandatory respondent, we would be required to pay duties at an “all others” rate, which would be calculated as a weighted average of the rates determined by Commerce for companies that are selected as mandatory respondents.
Following Commerce’s rate determination in 2015, we appealed that determination to a bi-national panel under the North American Free Trade Agreement (the “Panel”). On April 13, 2017, the Panel issued its decision, remanding the matter to Commerce and upholding several of Commerce’s determinations, including among others its application of adverse facts available in setting our 17.87% subsidy rate. Notwithstanding the Panel’s decision, Commerce’s prior determination of adverse facts available does not apply in an administrative review. In addition, the Panel’s decision can be challenged by the Canadian government, although not until the conclusion of the remand process. The Canadian government has already filed a separate World Trade Organization challenge to Commerce’s countervailing duty determination in the SC paper investigation, including Commerce’s use of adverse facts available against us.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Through March 31, 2017, our cash deposits totaled $32 million, and based on our current operating parameters, could be as high as $25 million in 2017. To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency will be converted into actual countervailing duties. We are not presently able to determine the ultimate resolution of this matter, but we believe it is not probable that we will ultimately be assessed with significant countervailing duties on our Canadian-produced SC paper. Accordingly, no contingent loss was recorded in respect of this petition in our Consolidated Statement of Operations for the three months ended March 31, 2017.
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (“Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($11 million, based on the exchange rate in effect on March 31, 2017) for the eventual payment of those claims. The hearing in this matter is expected to begin in 2019.
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($115 million, based on the exchange rate in effect on March 31, 2017), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.
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
We have recorded $8 million of environmental liabilities as of both March 31, 2017 and December 31, 2016, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We have also recorded $22 million and $23 million of asset retirement obligations as of March 31, 2017 and December 31, 2016, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Other matters
On October 30, 2014, we received a notice from the Ministry of Natural Resources and Forestry of Ontario (the “MNRF”) directing us to repay a conditional incentive of Cdn $23 million ($17 million, based on the exchange rate in effect on March 31, 2017) offered to us in 2007 toward the construction of an electricity-producing turbine, should we fail to restart our Fort Frances, Ontario, pulp and paper mill or otherwise implement an alternative remedy acceptable to the MNRF. Several extensions of the deadline to implement an alternative remedy were granted to us by the MNRF, the last of which extended the remedy date to June 30, 2017. We continue to believe that we will reach an acceptable outcome. Accordingly, no contingent liability was recorded in respect of this notice in our Consolidated Balance Sheet as of March 31, 2017.
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
In the first quarter of 2017, we changed our presentation of segment operating income to reallocate the amortization of prior service credits component of pension and OPEB costs from the reportable segments to “corporate and other.” Current service costs will continue to be allocated to the reportable segments. This approach is consistent with the indicators management uses internally to evaluate performance, including those used by the chief operating decision maker. Prior period amounts have been reclassified to conform to the 2017 presentation.
Information about certain segment data for the three months ended March 31, 2017 and 2016, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue	Wood Products (2)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
First three months
2017	$209	$20	$177	$226	$240	$872	$—	$872
2016	211	23	119	257	267	877	—	877
Depreciation and amortization
First three months
2017	$8	$1	$9	$16	$12	$46	$5	$51
2016	7	2	7	20	13	49	3	52
Operating income (loss)
First three months
2017	$7	$—	$20	$(4)	$4	$27	$(33)	$(6)
2016	19	(2)	(4)	(5)	5	13	(13)	—

(1)	Inter-segment sales of $9 million and $5 million, which are transacted at cost, were excluded from market pulp sales for the three months ended March 31, 2017 and 2016, respectively.

(2)	Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $4 million and $5 million for the three months ended March 31, 2017 and 2016, respectively.

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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2017 and 2016, the Balance Sheets as of March 31, 2017 and December 31, 2016, and the Statements of Cash Flows for the three months ended March 31, 2017 and 2016 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries also on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended March 31, 2017
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$709	$550	$(387)	$872
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	677	378	(388)	667
Depreciation and amortization	—	19	32	—	51
Distribution costs	—	41	69	—	110
Selling, general and administrative expenses	9	17	17	—	43
Closure costs, impairment and other related charges	—	—	7	—	7
Operating (loss) income	(9)	(45)	47	1	(6)
Interest expense	(20)	(1)	(3)	13	(11)
Other income, net	—	13	—	(13)	—
Equity in (loss) income of subsidiaries	(18)	1	—	17	—
(Loss) income before income taxes	(47)	(32)	44	18	(17)
Income tax provision	—	—	(29)	—	(29)
Net (loss) income including noncontrolling interests	(47)	(32)	15	18	(46)
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net (loss) income attributable to Resolute Forest Products Inc.	$(47)	$(32)	$14	$18	$(47)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(38)	$(33)	$24	$9	$(38)

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2017
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2	$37	$—	$39
Accounts receivable, net	—	285	169	—	454
Accounts receivable from affiliates	1	484	403	(888)	—
Inventories, net	—	273	346	(11)	608
Note, advance and interest receivable from parent	—	66	—	(66)	—
Notes and interest receivable from affiliates	—	59	—	(59)	—
Other current assets	—	15	21	—	36
Total current assets	1	1,184	976	(1,024)	1,137
Fixed assets, net	—	778	1,088	—	1,866
Amortizable intangible assets, net	—	14	54	—	68
Goodwill	—	81	—	—	81
Deferred income tax assets	—	—	1,051	3	1,054
Notes receivable from parent	—	761	—	(761)	—
Note receivable from affiliate	—	110	—	(110)	—
Investments in consolidated subsidiaries and affiliates	3,909	2,069	—	(5,978)	—
Other assets	—	63	66	—	129
Total assets	$3,910	$5,060	$3,235	$(7,870)	$4,335
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$14	$221	$233	$—	$468
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	484	403	1	(888)	—
Note, advance and interest payable to subsidiaries	66	—	—	(66)	—
Notes and interest payable to affiliate	—	—	59	(59)	—
Total current liabilities	564	625	293	(1,013)	469
Long-term debt, net of current portion	591	289	—	—	880
Note payable to subsidiaries	761	—	—	(761)	—
Note payable to affiliate	—	—	110	(110)	—
Pension and other postretirement benefit obligations	—	389	862	—	1,251
Deferred income tax liabilities	—	1	4	—	5
Other liabilities	1	24	31	—	56
Total liabilities	1,917	1,328	1,300	(1,884)	2,661
Total equity	1,993	3,732	1,935	(5,986)	1,674
Total liabilities and equity	$3,910	$5,060	$3,235	$(7,870)	$4,335

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2016
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2017
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(47)	$8	$—	$(39)
Cash flows from investing activities:
Cash invested in fixed assets	—	(59)	(10)	—	(69)
Increase in countervailing duty cash deposits	—	(5)	—	—	(5)
Increase in restricted cash	—	—	(2)	—	(2)
Decrease in deposit requirements for letters of credit, net	—	—	1	—	1
Increase in notes receivable from affiliate	—	(7)	—	7	—
Net cash used in investing activities	—	(71)	(11)	7	(75)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	—	118	—	—	118
Increase in notes payable to affiliate	—	—	7	(7)	—
Net cash provided by financing activities	—	118	7	(7)	118
Net increase in cash and cash equivalents	—	—	4	—	4
Cash and cash equivalents:
Beginning of period	—	2	33	—	35
End of period	$—	$2	$37	$—	$39

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2016
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$17	$(11)	$—	$6
Cash flows from investing activities:
Cash invested in fixed assets	—	(31)	(16)	—	(47)
Disposition of assets	—	—	5	—	5
Increase in countervailing duties cash deposits	—	(6)	—	—	(6)
Increase in notes receivable from affiliate	—	(3)	—	3	—
Net cash used in investing activities	—	(40)	(11)	3	(48)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	20	—	—	20
Increase in notes payable to affiliate	—	—	3	(3)	—
Net cash provided by financing activities	—	20	3	(3)	20
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Net decrease in cash and cash equivalents	—	(3)	(18)	—	(21)
Cash and cash equivalents:
Beginning of period	—	13	45	—	58
End of period	$—	$10	$27	$—	$37

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 13. Subsequent Event
The following significant event occurred subsequent to March 31, 2017:

•
On November 25, 2016, countervailing duty and anti-dumping petitions were filed with Commerce and the U.S. International Trade Commission by certain U.S. softwood lumber producers requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin softwood lumber products exported to the U.S. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of softwood lumber products to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in both the countervailing and anti-dumping duty investigations. On April 24, 2017, Commerce announced its preliminary determinations in the countervailing duty investigation, and, as a result, since April 28, 2017, we have been required to pay cash deposits to the U.S. at a rate of 12.82% for estimated countervailing duties on our imports to the U.S. of the majority of the softwood lumber products produced at our Canadian sawmills. The rate and the requirement to pay cash deposits do not have retroactive effect. Commerce has not yet issued its preliminary determination in the anti-dumping investigation.

The preliminary 12.82% rate can remain in effect for up to four months. If Commerce does not issue a countervailing duty order before the four-month period lapses, then we would not be required to pay deposits for countervailing duties on our softwood lumber imports until Commerce issues its countervailing duty order. If as a result of such a countervailing duty order we are subject to a countervailing duty deposit requirement on any of our softwood lumber product imports to the U.S., then we would be required to resume making cash deposits at the rate set in the order until Commerce sets a countervailing duty rate in a subsequent administrative review. Based on the 12.82% rate and our current operating parameters, cash deposits on our imports of the affected softwood lumber products to the U.S. would be approximately $17 million for the initial four-month period, and as high as $50 million per year if the rate were to remain in effect continuously. We are not presently able to determine the ultimate resolution of this matter and we are presently evaluating the impact of this announcement on our Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is intended to help the reader understand Resolute Forest Products, our results of operations, cash flows and financial condition. The discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes (or the “Consolidated Financial Statements”) contained in Item 1 – Financial Statements of this Quarterly Report on Form 10-Q (or “Form 10-Q”).
When we refer to “Resolute Forest Products,” “we,” “our,” “us” or the “Company,” we mean Resolute Forest Products Inc. with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF THIRD-PARTY DATA
Statements in this Form 10-Q that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts and initiatives to reduce costs and increase revenues and profitability; business and operating outlook; future pension funding obligations; assessment of market conditions; growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; future cash flows, including as a result of changes to our pension funding obligations; and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this Form 10-Q include, but are not limited to, the impact of: developments in non-print media, and the effectiveness of our responses to these developments; the highly cyclical nature of the forest products industry; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions, such as Atlas Paper Holdings, Inc. and its subsidiaries (or “Atlas Tissue”), or divestitures or other strategic transactions or projects, such as our Calhoun, Tennessee, tissue project; uncertainty or changes in political or economic conditions in the U.S., Canada or other countries in which we manufacture or sell our products; global economic conditions; any difficulties in obtaining wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; physical and financial risks associated with global, regional and local climate conditions and change; any disruption in operations or increased labor costs due to labor disputes; disruptions to our supply chain, operations or the delivery of our products; cybersecurity risks; negative publicity, even if unjustified; currency fluctuations; contributions to our pension plans at levels higher than expected; the terms of our outstanding indebtedness, which could restrict our current and future operations; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; losses that are not covered by insurance; any additional closure costs and long-lived asset or goodwill impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets; our exports from one country to another country becoming or remaining subject to countervailing duties, cash deposit requirements, border taxes, quotas or other trade remedies or restrictions; the future regulation of our Canadian exports to the U.S., including softwood lumber and supercalendered (or “SC”) paper; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls or other laws relating to our international sales and operations; unanticipated outcomes of legal proceedings or disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission, or the “SEC”, on March 1, 2017 (the “2016 Annual Report”).
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

Market and industry data
The information on industry and general economic conditions in this Form 10-Q was derived from third-party sources and trade publications we believe to be widely accepted and accurate. We have not independently verified the information and cannot assure you of its accuracy.
OVERVIEW
Resolute Forest Products is a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in over 70 countries. The company owns or operates over 40 pulp, paper, tissue and wood products facilities, as well as power generation assets in the U.S. and Canada. We are the largest Canadian producer of wood products east of the Canadian Rockies and one of the most significant pulp producers in North America. By capacity, we are the number one producer of newsprint in the world and the largest producer of uncoated mechanical papers in North America. We are also an emerging tissue producer.
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

Our Business
For information relating to our business, including our products, strategy, capital management, sustainable performance and development, and power generation assets, refer to our 2016 Annual Report.
First Quarter Overview
In the first quarter of 2017, we changed our presentation of segment operating income to reallocate the amortization of prior service credits component of pension and other postretirement benefit (or “OPEB”) costs from the reportable segments to “corporate and other.” Current service costs will continue to be allocated to the reportable segments. We now also treat the amortization of prior service credits component of pension and OPEB costs as a special item to be adjusted for purposes of establishing our non-GAAP performance measures, as further described below in note 1 under “First Quarter Overview,” and in note 1 under “Results of Operations – Consolidated Results – Selected Financial Information,” together with our non-operating pension and OPEB costs and credits. This approach is consistent with the indicators management uses internally to evaluate performance, including those used by the chief operating decision maker. Prior period amounts have been reclassified to conform to the 2017 presentation.
Three months ended March 31, 2017 vs. March 31, 2016
Our operating loss was $6 million in the quarter, compared to a break-even position in the first quarter of 2016. Excluding special items, we generated an operating income of $10 million, compared to $3 million in the year-ago period. Special items are described below.
Our net loss in the quarter was $47 million, or $0.52 per share, compared to $8 million, or $0.09 per share, in the first quarter of 2016. Our net loss in the quarter, excluding special items, was $30 million, or $0.33 per share, compared to $22 million, or $0.25 per share, in the year-ago period.

Three Months Ended March 31, 2017	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(6)	$(47)	$(0.52)
Adjustments for special items:
Closure costs, impairment and other related charges	7	7	0.08
Inventory write-downs related to closures	4	4	0.04
Start-up costs	8	8	0.09
Non-operating pension and OPEB credits	(3)	(3)	(0.03)
Income tax effect of special items	—	1	0.01
Adjusted for special items (1)	$10	$(30)	$(0.33)

Three Months Ended March 31, 2016	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$—	$(8)	$(0.09)
Adjustments for special items:
Foreign exchange translation gain	—	(6)	(0.07)
Start-up costs	3	3	0.03
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and OPEB costs	2	2	0.02
Other income, net	—	(7)	(0.08)
Income tax effect of special items	—	(4)	(0.04)
Adjusted for special items (1)	$3	$(22)	$(0.25)

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under generally accepted accounting principles (or “GAAP”). We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our Consolidated Statements of Operations, adjusted for items such as closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, non-operating pension and OPEB costs and credits, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income (loss), in addition to foreign exchange translation gains and losses, other income (expense), net, and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended March 31,
(Unaudited, in millions, except per share amounts)	2017	2016
Sales	$872	$877
Operating income (loss) per segment:
Market pulp	7	19
Tissue	—	(2)
Wood products	20	(4)
Newsprint	(4)	(5)
Specialty papers	4	5
Segment total	27	13
Corporate and other	(33)	(13)
Operating loss	(6)	—
Net loss attributable to Resolute Forest Products Inc.	(47)	(8)
Net loss per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.52)	$(0.09)
Diluted	(0.52)	(0.09)
Adjusted EBITDA (1)	$61	$55

(Unaudited, in millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$39	$35
Total assets	4,335	4,277

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

	Three Months Ended March 31,
(Unaudited, in millions)	2017	2016
Net loss including noncontrolling interests	$(46)	$(7)
Interest expense	11	10
Income tax provision	29	10
Depreciation and amortization	51	52
EBITDA	$45	$65
Foreign exchange translation gain	—	(6)
Closure costs, impairment and other related charges	7	—
Inventory write-downs related to closures	4	—
Start-up costs	8	3
Net gain on disposition of assets	—	(2)
Non-operating pension and OPEB (credits) costs	(3)	2
Other income, net	—	(7)
Adjusted EBITDA	$61	$55
Three months ended March 31, 2017 vs. March 31, 2016
Operating loss variance analysis
Sales
Sales were $5 million, or 1%, lower than in the year-ago period, to $872 million. Sales volume had an unfavorable impact of $23 million, because of lower shipments in newsprint, down by 15%, as well as specialty papers, down by 7%, offset in large part by higher shipments in wood products, up by 29%. Pricing had a favorable impact of $18 million, including the effect of currency of $1 million, reflecting a 14% increase in the average transaction price for wood products, and 3% for newsprint, offset in part by a drop of 3% in the average transaction price of specialty papers.

Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, were $10 million lower in the period. After removing the effects of the Canadian dollar fluctuation and the lower volume, manufacturing costs improved by $1 million, reflecting:

•
the effect of asset optimization initiatives ($8 million), including the permanent closure of a newsprint machine at our Augusta, Georgia, mill in 2016, and the indefinite idling of our Thorold, Ontario, paper mill;

•	lower defined benefit pension and OPEB plans costs ($5 million), mostly due to lower interest costs, as a result of the lower discount rates;

•	favorable chemical costs ($5 million), due to cost reduction initiatives; and

•
improved costs at our Atlas Tissue mills ($3 million), primarily attributable to improved productivity on tissue machines and converting lines, lower labor costs and material usage, as well as one-off integration costs recorded in the year-ago period;

offset by:

•
start-up costs related to the Calhoun tissue manufacturing and converting facility ($7 million), compared to start-up costs incurred in the year-ago period ($2 million) for the continuous pulp digester project in Calhoun;

•	higher steam costs ($4 million), mainly due to higher natural gas prices;

•	write-downs of mill stores and other supplies ($4 million), primarily as a result of the permanent closure of our Mokpo, South Korea, paper mill;

•	asset preservation costs ($4 million), primarily related to the indefinite idling of our Thorold paper mill and our permanently closed Fort Frances, Ontario, mill; and

•	unfavorable fiber costs ($3 million), mostly price-related.
Selling, general and administrative expenses
Selling, general and administrative expenses (or “SG&A”) were 5 million greater in the period, in part due to adjustments related to year-end accruals.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “– Segment Earnings – Corporate and Other” below.
Net loss variance analysis
Other income, net
We recorded other income, net of $13 million in the year-ago period, compared to none in the first quarter of 2017. This mostly reflects, in the year-ago period, a $5 million gain on the disposition of our 50% interest in Produits Forestiers Petit-Paris Inc. and a non-cash foreign exchange gain of $6 million.
Income taxes
We recorded an income tax provision of $29 million in the period, on a loss before income taxes of $17 million, compared to an expected income tax benefit of $6 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects mostly a $26 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, and a $12 million decrease to our deferred income tax assets due to the enactment of a lower foreign income tax rate, offset by foreign tax rate differences.
In the first quarter of 2016, we recorded an income tax provision of $10 million, on income before income taxes of $3 million, compared to an expected income tax provision of $1 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects mainly an $18 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, partially offset by foreign exchange items and foreign tax rate differences.

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
In the first quarter of 2017, we changed our presentation of segment operating income to reallocate the amortization of prior service credits component of pension and OPEB costs from the reportable segments to “corporate and other.” For more information see “Overview – First Quarter Overview” above.

MARKET PULP
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2017	2016
Sales	$209	$211
Operating income (1)	7	19
EBITDA (2)	15	26
(In thousands of metric tons)
Shipments	353	352
Downtime	11	12

	March 31,
(Unaudited, in thousands of metric tons)	2017	2016
Finished goods inventory	92	94

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2017	2016
Net income including noncontrolling interests	$7	$19
Depreciation and amortization	8	7
EBITDA	15	26
Industry trends

World demand for chemical pulp grew by 6.4% in the quarter compared to the same period of 2016, including increases of 18.7% and 2.9% in China and North America, respectively, partly offset by a reduction of 3.1% in Western Europe. World capacity grew by 3.8% in the quarter.
World demand for softwood was up by 5.4% in the quarter. This reflects increases in shipments of 12.0% and 8.4% to China and North America, respectively, while shipments to Western Europe were down by 1.7%. In the same period, demand for hardwood was up by 7.5%, with shipments to China up by 24.4%, while North America and Western Europe were down by 4.7% and 4.4%, respectively.
Three months ended March 31, 2017 vs. March 31, 2016
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

19
(2)
(6)
(2)
(1)
(1)
7
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'16 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'17 OPERATING INCOME

Sales
Sales were $2 million lower, or 1%, to $209 million in the first quarter of the year. Despite the announced pulp price increases in the quarter, the average transaction price dropped by $8 per metric ton as a result of the significant decrease in market prices in 2016, mostly for hardwood, partially offset by an increase in recycled bleached kraft (or “RBK”), mainly due to higher recycled fiber costs. Shipments increased by 1,000 metric tons, as higher shipments of hardwood, primarily related to the increased capacity from the continuous digester in Calhoun, were almost all offset by a decrease in shipments of softwood.
Cost of sales, excluding depreciation, amortization and distribution costs
COS increased by $8 million in the quarter. Manufacturing costs increased by $6 million after adjusting for the effect of the Canadian dollar fluctuation, reflecting higher fiber costs ($3 million), mostly related to higher recycled fiber prices, and higher natural gas prices ($2 million).

TISSUE
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2017	2016
Sales	$20	$23
Operating loss (1)	—	(2)
EBITDA (2)	1	—
(In thousands of short tons)
Shipments	14	15
Downtime	—	—

	March 31,
(Unaudited, in thousands of short tons)	2017	2016
Finished goods inventory	8	5

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2017	2016
Net loss including noncontrolling interests	$—	$(2)
Depreciation and amortization	1	2
EBITDA	1	—
Industry trends
In the first quarter of the year, total tissue consumption in the U.S. grew by 2.7% against the same period last year. U.S. converted tissue products shipments were up 1.9% in the quarter compared to the year-ago period, led by away-from-home shipments, which grew by 2.9%, while at-home shipments increased by 1.5%. U.S. parent roll production in the quarter showed a growth of 2.1% from the year-ago period. Tissue capacity increased by 2.5%, contributing to a 92% average industry operating rate, 0.5% lower than the year-ago period.
Three months ended March 31, 2017 vs. March 31, 2016
Operating loss analysis

TISSUE

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(2)
(2)
(1)
1
3
1
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1'16 OPERATING LOSS
Q1'17 OPERATING INCOME

Sales
Sales were $3 million lower, or 13%, to $20 million in the first quarter of the year. The average transaction price dropped by $98 per short ton as a result of unfavorable product mix. The decrease in shipments is mainly attributable to the discontinuance of unprofitable away-from-home business.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of the lower volume, our manufacturing costs improved by $3 million in the period, primarily attributable to improved productivity on tissue machines and converting lines, lower labor costs and material usage, as well as integration costs recorded in the year-ago period.
Calhoun tissue manufacturing and converting facility
During the first quarter of 2017, we started our new tissue machine in Calhoun that produced its first tissue parent roll on February 28, 2017. With its fully operational converting facility, converted tissue products sold from Calhoun are now manufactured entirely from parent rolls produced on-site. We expect to close off the tissue project spending at approximately $295 million. The net operating loss of $8 million incurred in the quarter was recorded as start-up costs under “corporate and other.”

WOOD PRODUCTS
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2017	2016
Sales	$177	$119
Operating income (loss) (1)	20	(4)
EBITDA (2)	29	3
(In millions of board feet)
Shipments (3)	505	390
Downtime	41	75

	March 31,
(Unaudited, in millions of board feet)	2017	2016
Finished goods inventory (3)	147	126

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended March 31,
(Unaudited, in millions)	2017	2016
Net income (loss) including noncontrolling interests	$20	$(4)
Depreciation and amortization	9	7
EBITDA	29	3
Industry trends
Average U.S. housing starts were 1.3 million on a seasonally-adjusted basis in the first quarter of 2017, up by 8.8% from the same period last year. Single-family starts, which consume larger lumber volumes per start, rose by 5.8%.

Three months ended March 31, 2017 vs. March 31, 2016
Operating income (loss) variance analysis

WOOD PRODUCTS

(unaudited, in $ millions)

OPERATING INCOME (LOSS) VARIANCE

(4)
36
22
(20)
(5)
(1)
(4)
(1)
(2)
(1)
20
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'16 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'17 OPERATING INCOME

Sales
Sales were $58 million higher, or 49%, to $177 million in the first quarter of the year. Shipments were higher by 115 million board feet, reflecting improved productivity for certain sawmills in Quebec and Ontario, as well as a reduction of 34 million board feet of downtime compared to the year-ago period, which was impacted in particular by unfavorable pricing for eight-foot stud grades. The average transaction price increased by $44 per thousand board feet, or 14%, supported by the better housing starts and market expectations for softwood lumber duties.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the Canadian dollar fluctuation and higher volume, manufacturing costs were greater by $5 million, reflecting higher fiber costs ($3 million), including higher transportation costs.

NEWSPRINT
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2017	2016
Sales	$226	$257
Operating loss (1)	(4)	(5)
EBITDA (2)	12	15
(In thousands of metric tons)
Shipments	443	519
Downtime	—	13

	March 31,
(Unaudited, in thousands of metric tons)	2017	2016
Finished goods inventory	107	104

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2017	2016
Net loss including noncontrolling interests	$(4)	$(5)
Depreciation and amortization	16	20
EBITDA	12	15
Industry trends
North American demand for newsprint fell by 11.7% in the quarter compared to the same period last year, while global demand was down by 5.8%, and exports declined by 9.9% over the same period. Despite continued declines in demand, the North American production-to-capacity ratio was 92%.

Three months ended March 31, 2017 vs. March 31, 2016
Operating loss variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(5)
(38)
6
1
24
4
(4)
5
(1)
4
(4)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'16 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'17 OPERATING LOSS

Sales
Newsprint sales dropped by $31 million, or 12%, to $226 million in the first quarter of the year, reflecting a 76,000 metric ton decrease in shipments, which is in line with the lower production volumes following the permanent closure of a newsprint machine at our Augusta mill in 2016, and the indefinite idling of our Thorold paper mill. The average transaction price increased by $15 per metric ton, mainly due to a rise in North American pricing.
Compared to the first quarter of 2016, our domestic and international shipments fell by 15% and 14%, respectively. Domestic shipments represented 60% of total newsprint shipments in the quarter.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $20 million lower in the quarter. After removing the effects of lower volume and the Canadian dollar fluctuation, manufacturing costs improved by $4 million compared to the same period last year, reflecting the effect of asset optimization initiatives ($8 million), including the permanent closure of a newsprint machine at our Augusta mill and the indefinite idling of our Thorold paper mill, offset by higher power costs ($4 million).
Depreciation and amortization
The lower depreciation and amortization is due to the permanent closure of a newsprint machine at our Augusta mill and the indefinite idling of our Thorold paper mill.

SPECIALTY PAPERS
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2017	2016
Sales	$240	$267
Operating income (1)	4	5
EBITDA (2)	16	18
(In thousands of short tons)
Shipments	364	393
Downtime	6	2

	March 31,
(Unaudited, in thousands of short tons)	2017	2016
Finished goods inventory	100	78

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2017	2016
Net income including noncontrolling interests	$4	$5
Depreciation and amortization	12	13
EBITDA	16	18
Industry trends
Demand for uncoated mechanical papers in the first quarter of the year was down by 7.2% in North America. SC papers and standard papers were down by 10.9% and 3.8%, respectively. Industry production in the quarter was down by 10.7%, keeping operating rates at around 93%.

North American coated mechanical paper demand was down by 10.3% in the first quarter of the year. Production was also down significantly, by 37,000 short tons (34,000 metric tons), which represents a reduction of 5.8%. Consequently, operating rates in North America were 93% for the quarter. North American coated mechanical paper imports were down by 7,000 short tons (6,000 metric tons) in the first quarter of the year, which represents a decrease of 7.0%.

Three months ended March 31, 2017 vs. March 31, 2016
Operating income variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

5
(19)
(8)
13
12
(2)
3
1
(1)
4
Q1'16 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1'17 OPERATING INCOME

Sales
Specialty paper sales decreased by $27 million, or 10%, to $240 million in the first quarter of the year. The average transaction price dropped by $20 per short ton as a result of lower market prices across all grades, but mostly for coated mechanical and SC grades. Shipments were 29,000 short tons (26,000 metric tons) lower, or 7%.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effects of the Canadian dollar fluctuation and lower volume, our manufacturing costs improved by $12 million in the period, primarily due to:

•	lower maintenance and labor costs ($5 million);

•	favorable chemical costs ($4 million) due to cost reduction initiatives; and

•	lower fiber costs ($2 million).

CORPORATE AND OTHER
Highlights

	Three Months Ended March 31,
(Unaudited, in millions)	2017	2016
Cost of sales, excluding depreciation, amortization and distribution costs	$(11)	$(4)
Depreciation and amortization	(5)	(3)
Selling, general and administrative expenses	(10)	(8)
Closure costs, impairment and other related charges	(7)	—
Net gain on disposition of assets	—	2
Operating loss	$(33)	$(13)
Interest expense	(11)	(10)
Other income, net	—	13
Income tax provision	(29)	(10)
Net loss including noncontrolling interests	$(73)	$(20)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2017	2016
Net loss including noncontrolling interests	$(73)	$(20)
Interest expense	11	10
Income tax provision	29	10
Depreciation and amortization	5	3
EBITDA	$(28)	$3
Foreign exchange translation gain	—	(6)
Closure costs, impairment and other related charges	7	—
Inventory write-downs related to closures	4	—
Start-up costs	8	3
Net gain on disposition of assets	—	(2)
Non-operating pension and OPEB (credits) costs	(3)	2
Other income, net	—	(7)
Adjusted EBITDA	$(12)	$(7)

Three months ended March 31, 2017 vs. March 31, 2016
Cost of sales, excluding depreciation, amortization and distribution costs
We incurred COS of $11 million in the first quarter of the year, including:

•	start-up costs ($7 million) for the Calhoun tissue manufacturing and converting facility;

•	write-downs of mill stores and other supplies ($4 million), primarily as a result of the permanent closure of our Mokpo paper mill; and

•	asset preservation costs ($4 million), primarily related to the indefinite idling of our Thorold paper mill and our permanently closed Fort Frances mill;
offset by non-operating pension and OPEB credits ($4 million).
This compares to COS of $4 million in the year-ago period, which included start-up costs with the continuous pulp digester project in Calhoun of $2 million as well as non-operating pension and OPEB costs of $1 million.
Closure costs, impairment and other related charges
In 2017, we recorded closure costs, impairment and other related charges of $7 million, comprised of severance and other costs related to the permanent closure of our paper mill in Mokpo. No closure costs, impairment and other related charges were recorded in the same period last year.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our revolving credit facilities to fund our operations, make pension contributions, and finance our working capital and capital expenditures. In addition, from time to time we may use available cash to reduce debt. As of March 31, 2017, we had cash and cash equivalents of $39 million and availability of $341 million under our revolving credit facilities.
In our view, we have sufficient financial resources available to finance our business plan, meet working capital requirements and maintain an appropriate level of capital spending.
Flow of Funds
Summary of cash flows
A summary of cash flows for the three months ended March 31, 2017 and 2016, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions)	2017	2016
Net cash (used in) provided by operating activities	$(39)	$6
Net cash used in investing activities	(75)	(48)
Net cash provided by financing activities	118	20
Effect of exchange rate changes on cash and cash equivalents	—	1
Net increase (decrease) in cash and cash equivalents	$4	$(21)
Three months ended March 31, 2017 vs. March 31, 2016
Net cash (used in) provided by operating activities
We used $39 million of cash from operating activities in the first quarter of 2017, compared to $6 million of cash provided by operating activities in the year-ago period. The decrease is mainly attributable to a smaller increase of log inventory in the first quarter of 2016, due to wood shortages at some of our sawmills, and the production of tissue parent rolls from our new tissue machine, as well as closure costs related to our paper mill in Mokpo, start-up costs for the Calhoun tissue manufacturing and converting facility, and a timing-related increase in accounts payable and accrued liabilities at the end of 2016.

Net cash used in investing activities
Cash used in investing activities, up $27 million against the year-ago period, consisted mostly of cash invested in fixed assets, which reflects investments in strategic projects such as the tissue manufacturing and converting facility in Calhoun, for which $51 million was spent in 2017 compared to $32 million spent in the year-ago period. The current period also included countervailing duty cash deposits of $5 million on SC papers we import to the U.S. from our Canadian mills, compared to $6 million in the prior year. Based on our current operating parameters, these cash deposits could be as high as $25 million in 2017. Through March 31, 2017, we have made $32 million of cash deposits. The first quarter of 2016 also included a consideration of $5 million received from the disposition of our 50% interest in Produits Forestiers Petit-Paris Inc.
Net cash provided by financing activities
We borrowed $118 million under our revolving credit facilities in the first quarter of 2017, compared to $20 million borrowed in the same period of 2016, primarily to support the completion of the tissue project and the increase in inventories in our wood products segment.
Canadian softwood lumber exports to the U.S.
On April 24, 2017, the U.S. Department of Commerce (or “Commerce”) announced its preliminary determinations in the countervailing duty investigation into the alleged subsidization of Canadian softwood lumber product exports to the U.S., and, as a result, since April 28, 2017, we have been required to pay cash deposits to the U.S. at a rate of 12.82% for estimated countervailing duties on our imports to the U.S. of the majority of the softwood lumber products produced at our Canadian sawmills. The rate and the requirement to pay cash deposits do not have retroactive effect.
The preliminary 12.82% rate can remain in effect for up to four months. If Commerce does not issue a countervailing duty order before the four-month period lapses, then we would not be required to pay deposits for countervailing duties on our softwood lumber imports until Commerce issues its countervailing duty order. If as a result of such a countervailing duty order we are subject to a countervailing duty deposit requirement on any of our softwood lumber product imports to the U.S., then we would be required to resume making cash deposits at the rate set in the order until Commerce sets a countervailing duty rate in a subsequent administrative review. Based on the 12.82% rate and our current operating parameters, cash deposits on our imports of the affected softwood lumber products to the U.S. would be approximately $17 million for the initial four-month period, and as high as $50 million per year if the rate were to remain in effect continuously. We do not expect a countervailing duty order to be issued before the four-month period lapses.
Employee Benefits Plans
Canadian funding requirements
On March 31, 2017, we reached an agreement with the province of Ontario with respect to the additional solvency deficit reduction contributions required for past capacity reductions in Ontario, as provided by the terms of the undertakings in connection with the funding relief regulations, stipulating that we are no longer required to make additional contributions for capacity reductions that occurred in Ontario after April 15, 2014. As a result, our requirement to make additional contributions to our material Canadian registered pension plans will be reduced by Cdn $16 million in 2017 and Cdn $8 million in 2018. The expiration of the original 2010 undertaking in December 2015 did not eliminate the obligations already incurred under the terms of that undertaking prior to its expiration.
In addition, estimated contributions to our Quebec pension plans through 2020 upon our voluntary exit from the Quebec funding relief regulations, are expected to be reduced by approximately Cdn $40 million ($30 million, based on the exchange rate in effect on March 31, 2017), including Cdn $8 million in 2017, following clarifications with respect to the application of the Quebec’s Supplemental Pension Plans Act (or “SPPA”).
As provided under the Quebec’s SPPA, our 2017 annual contributions to our Quebec plans will be finalized in the third quarter of 2017. As such, contributions to our Quebec plans for the first half of 2017 are unchanged from 2016, but will be reduced retroactively in the third quarter of 2017, once our annual contributions are determined.
When we refer to the funding relief regulations, we mean the regulations specific to us, adopted by the provinces of Quebec and Ontario, that previously governed the funding of our material Quebec registered pension plans, and that govern the funding of our material Ontario registered pension plans.

RESOLUTE FOREST PRODUCTS INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2016 Annual Report. There have been no material changes in our exposure to market risk as previously disclosed in our 2016 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of March 31, 2017. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
(b) Changes in Internal Control over Financial Reporting:
In connection with the evaluation of internal control over financial reporting, there were no changes during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RESOLUTE FOREST PRODUCTS INC.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In addition to the legal proceedings presented under Part I, Item 3, “Legal Proceedings,” in our 2016 Annual Report, see the description of our material pending legal proceedings in Note 10, “Commitments and Contingencies – Legal matters,” to our Consolidated Financial Statements, which is incorporated in this “Item 1 – Legal Proceedings” by reference.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors” in our 2016 Annual Report, which could materially affect our business, financial condition or future results. The risks described in this report and in our 2016 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results. There have been no material changes to the risk factors previously disclosed in our 2016 Annual Report.

RESOLUTE FOREST PRODUCTS INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

†10.1*	2017 Resolute Forest Products Inc. Short-Term Incentive Plan.

†10.2*	2017 Resolute Forest Products Inc. Short-Term Incentive Plan - U.S.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.
†	This is a management contract or compensatory plan or arrangement.
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
Silvana Travaglini
Vice President and Chief Accounting Officer
Date: May 10, 2017

RESOLUTE FOREST PRODUCTS INC.

EXHIBIT INDEX

Exhibit No.	Description

†10.1*	2017 Resolute Forest Products Inc. Short-Term Incentive Plan.

†10.2*	2017 Resolute Forest Products Inc. Short-Term Incentive Plan - U.S.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.
†	This is a management contract or compensatory plan or arrangement.
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