Form 10-Q
period 2017-06-30
Resolute Forest Products Inc.
filed 2017-08-09
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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
Yes ☑    No  ☐
As of July 31, 2017, there were 89,750,964 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$858	$891	$1,730	$1,768
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	645	668	1,312	1,345
Depreciation and amortization	50	54	101	106
Distribution costs	108	110	218	222
Selling, general and administrative expenses	37	40	80	78
Closure costs, impairment and other related charges	65	37	72	37
Net gain on disposition of assets	—	—	—	(2)
Operating loss	(47)	(18)	(53)	(18)
Interest expense	(12)	(9)	(23)	(19)
Other income, net	5	—	5	13
Loss before income taxes	(54)	(27)	(71)	(24)
Income tax provision	(19)	(13)	(48)	(23)
Net loss including noncontrolling interests	(73)	(40)	(119)	(47)
Net income attributable to noncontrolling interests	(1)	(2)	(2)	(3)
Net loss attributable to Resolute Forest Products Inc.	$(74)	$(42)	$(121)	$(50)
Net loss per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.82)	$(0.47)	$(1.34)	$(0.56)
Diluted	(0.82)	(0.47)	(1.34)	(0.56)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	90.3	89.8	90.3	89.8
Diluted	90.3	89.8	90.3	89.8
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss including noncontrolling interests	$(73)	$(40)	$(119)	$(47)
Other comprehensive income:
Unamortized prior service credits
Change in unamortized prior service credits	(3)	(4)	(7)	(8)
Income tax provision	—	—	—	—
Change in unamortized prior service credits, net of tax	(3)	(4)	(7)	(8)
Unamortized actuarial losses
Change in unamortized actuarial losses	13	12	27	24
Income tax provision	(3)	(3)	(5)	(6)
Change in unamortized actuarial losses, net of tax	10	9	22	18
Foreign currency translation	(1)	1	—	1
Other comprehensive income, net of tax	6	6	15	11
Comprehensive loss including noncontrolling interests	(67)	(34)	(104)	(36)
Comprehensive income attributable to noncontrolling interests	(1)	(2)	(2)	(3)
Comprehensive loss attributable to Resolute Forest Products Inc.	$(68)	$(36)	$(106)	$(39)
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amount)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$44	$35
Accounts receivable, net:
Trade	347	358
Other	62	83
Inventories, net	550	570
Other current assets	39	35
Total current assets	1,042	1,081
Fixed assets, less accumulated depreciation of $1,514 and $1,415 as of June 30, 2017 and December 31, 2016, respectively	1,779	1,842
Amortizable intangible assets, less accumulated amortization of $19 and $16 as of June 30, 2017 and December 31, 2016, respectively	67	70
Goodwill	81	81
Deferred income tax assets	1,064	1,039
Other assets	138	164
Total assets	$4,171	$4,277

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$418	$466
Current portion of long-term debt	1	1
Total current liabilities	419	467
Long-term debt, net of current portion	839	761
Pension and other postretirement benefit obligations	1,238	1,281
Deferred income tax liabilities	8	2
Other liabilities	57	55
Total liabilities	2,561	2,566
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.8 shares issued and 89.8 shares outstanding as of June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	3,781	3,775
Deficit	(1,331)	(1,207)
Accumulated other comprehensive loss	(740)	(755)
Treasury stock at cost, 28.0 shares as of June 30, 2017 and December 31, 2016	(120)	(120)
Total Resolute Forest Products Inc. shareholders’ equity	1,590	1,693
Noncontrolling interests	20	18
Total equity	1,610	1,711
Total liabilities and equity	$4,171	$4,277
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Six Months Ended June 30, 2017
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2016	$—	$3,775	$(1,207)	$(755)	$(120)	$18	$1,711
Share-based compensation costs for equity-classified awards	—	6	—	—	—	—	6
Net (loss) income	—	—	(121)	—	—	2	(119)
Cumulative-effect adjustment upon deferred tax charge elimination (Note 10)	—	—	(3)	—	—	—	(3)
Other comprehensive income, net of tax	—	—	—	15	—	—	15
Balance as of June 30, 2017	$—	$3,781	$(1,331)	$(740)	$(120)	$20	$1,610

	Six Months Ended June 30, 2016
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2015	$—	$3,765	$(1,126)	$(587)	$(120)	$13	$1,945
Share-based compensation costs for equity-classified awards	—	6	—	—	—	—	6
Net (loss) income	—	—	(50)	—	—	3	(47)
Other comprehensive income, net of tax	—	—	—	11	—	—	11
Balance as of June 30, 2016	$—	$3,771	$(1,176)	$(576)	$(120)	$16	$1,915
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss including noncontrolling interests	$(119)	$(47)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	7	6
Depreciation and amortization	101	106
Closure costs, impairment and other related charges	60	37
Inventory write-downs related to closures	13	5
Deferred income taxes	46	21
Net pension contributions and other postretirement benefit payments	(57)	(45)
Net gain on disposition of assets	—	(2)
Gain on translation of foreign currency denominated deferred income taxes	(38)	(69)
Loss on translation of foreign currency denominated pension and other postretirement benefit obligations	32	57
Gain on disposition of equity method investment	—	(5)
Net planned major maintenance payments	(8)	(7)
Changes in working capital:
Accounts receivable	35	19
Inventories	10	(13)
Other current assets	2	(3)
Accounts payable and accrued liabilities	(27)	10
Other, net	3	(1)
Net cash provided by operating activities	60	69
Cash flows from investing activities:
Cash invested in fixed assets	(116)	(99)
Disposition of assets	—	5
Increase in countervailing duty cash deposits on supercalendered paper	(12)	(12)
Increase in countervailing duty cash deposits on softwood lumber	(4)	—
Decrease (increase) in deposit requirements for letters of credit, net	3	(1)
Net cash used in investing activities	(129)	(107)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	77	20
Payments of debt	—	(1)
Net cash provided by financing activities	77	19
Effect of exchange rate changes on cash and cash equivalents	1	1
Net increase (decrease) in cash and cash equivalents	9	(18)
Cash and cash equivalents:
Beginning of period	35	58
End of period	$44	$40
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
Financial statements
Our interim Consolidated Financial Statements are unaudited and have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year. These unaudited interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. Certain prior period amounts in our footnotes have been reclassified to conform to the 2017 presentation. For additional information, see Note 12, “Segment Information.”
New accounting pronouncements adopted
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory until the transferred assets are sold to a third party or recovered through use. This update is effective on a modified retrospective approach for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As early adoption is permitted as of the beginning of an annual period, we adopted this ASU on January 1, 2017. For additional information, see Note 10, “Income Taxes.”
Accounting pronouncements not yet adopted
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts from Customers,” which provides a framework that replaces existing revenue recognition guidance in GAAP. In March 2016, April 2016, May 2016, and December 2016, the FASB also issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing,” ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” respectively, which further affect the guidance of ASU 2014-09. These updates are effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. We plan to adopt these standards on January 1, 2018.
We are making progress in our assessment of the impact of these standards on our results of operations and financial position. Our current assessment is subject to change as we continue our analysis. Our preliminary findings are as follows:

•
The majority of our revenue arises from contracts with customers in which the sale of goods is generally expected to be the main performance obligation. Accordingly, we expect to recognize revenue for most of our revenue streams at a point in time when control of the asset is transferred to the customer, generally upon delivery of the goods, consistent with our current practice. However, we continue to review our current contracts with customers for the identification of any additional performance obligations, which could be treated differently and affect our preliminary assessment.

•
Certain of our contracts with customers provide incentive offerings, including special pricing agreements, and other volume-based incentives. Currently, we recognize revenue from the sale of goods measured at the fair value of the consideration received or receivable, net of provisions for customer incentives. If revenue cannot be reliably measured, revenue recognition is deferred until the uncertainty is resolved. Such contract provisions give rise to variable consideration under ASU 2014-09, and will be required to be estimated at contract inception. ASU 2014-09 requires the estimated variable consideration to be constrained to prevent the over-recognition of revenue. We continue to assess individual contracts to determine the estimated variable consideration and related constraint.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

•
ASU 2014-09 provides presentation and disclosure requirements, which are more detailed than under current GAAP. Prior to adoption, we therefore expect to develop procedures to collect the required information to comply with the additional required financial statements disclosures.

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
Note 2. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the three and six months ended June 30, 2017, were comprised of the following:

(Unaudited, in millions)	Impairment of Assets	Severance and Other Costs	Total
Pulp mill in Coosa Pines, Alabama (1)
Second quarter	$55	$—	$55
First six months	55	—	55
Indefinite idling
Paper machine in Catawba, South Carolina
Second quarter	5	4	9
First six months	5	4	9
Permanent closure
Paper mill in Mokpo, South Korea
Second quarter	—	—	—
First six months	—	7	7
Other
Second quarter	—	1	1
First six months	—	1	1
Total
Second quarter	$60	$5	$65
First six months	60	12	72

(1)
As a result of the continued deterioration of actual and projected cash flows, we recorded long-lived asset impairment charges of $55 million for the three and six months ended June 30, 2017, to reduce the carrying value of the assets to their estimated fair value, which was determined using the market approach, by reference to market transaction prices for similar assets. The fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Closure costs, impairment and other related charges for the three and six months ended June 30, 2016, were comprised of the following:

(Unaudited, in millions)	Accelerated Depreciation	Severance and Other Costs	Total
Permanent closure
Paper machine in Augusta, Georgia
Second quarter	$32	$4	$36
First six months	32	4	36
Other
Second quarter	1	—	1
First six months	1	—	1
Total
Second quarter	$33	$4	$37
First six months	33	4	37
Note 3. Other Income, Net
Other income, net for the three and six months ended June 30, 2017 and 2016, was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2017	2016	2017	2016
Foreign exchange gain (loss)	$3	$(3)	$3	$3
Gain on disposition of equity method investment (1)	—	—	—	5
Miscellaneous income	2	3	2	5
	$5	$—	$5	$13

(1)
On February 1, 2016, we sold for total consideration of $5 million our interest in Produits Forestiers Petit-Paris Inc., an unconsolidated entity located in Saint-Ludger-de-Milot, Quebec, in which we had a 50% interest, resulting in a gain on disposition of $5 million.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 4. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the six months ended June 30, 2017, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2016	$67	$(819)	$(3)	$(755)
Other comprehensive income before reclassifications	—	1	—	1
Amounts reclassified from accumulated other comprehensive loss (1)	(7)	21	—	14
Net current period other comprehensive (loss) income	(7)	22	—	15
Balance as of June 30, 2017	$60	$(797)	$(3)	$(740)

(1)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2017, were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(7)	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	—	Income tax provision
	$(7)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$25	Cost of sales, excluding depreciation, amortization and distribution costs (1)
Settlement loss	1	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	(5)	Income tax provision
	$21	Net of tax
Total Reclassifications	$14	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and other postretirement benefit (“OPEB”) plans summarized in Note 9, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Net Loss Per Share
The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”), for the three and six months ended June 30, 2017 and 2016, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2017	2016	2017	2016
Stock options	1.4	1.5	1.4	1.5
Stock unit awards (1)	4.7	2.4	4.6	2.4

(1)	Excludes contingently issuable shares that are included in the basic weighted-average number of common shares outstanding, given that all the necessary conditions have been satisfied.
These stock options and stock unit awards were excluded from the calculation of diluted net loss per share as the impact would have been antidilutive.
Note 6. Inventories, Net
Inventories, net as of June 30, 2017 and December 31, 2016, were comprised of the following:

(Unaudited, in millions)	June 30, 2017	December 31, 2016
Raw materials	$95	$126
Work in process	41	45
Finished goods	205	183
Mill stores and other supplies	209	216
	$550	$570
During the three months ended June 30, 2017, we recorded charges for write-downs of mill stores and other supplies of $9 million primarily related to the indefinite idling of a paper machine at our Catawba paper mill and the permanent closure of our Mokpo paper mill. During the six months ended June 30, 2017, we also recorded charges of $4 million for write-downs of mill stores and other supplies primarily as a result of the permanent closure of our Mokpo paper mill. During the three and six months ended June 30, 2016, we recorded charges of $5 million for write-downs of mill stores and other supplies primarily as a result of the permanent closure of a newsprint machine at our Augusta mill. These charges were included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.
Note 7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of June 30, 2017 and December 31, 2016, were comprised of the following:

(Unaudited, in millions)	June 30, 2017	December 31, 2016
Trade accounts payable	$308	$346
Payroll, bonuses and severance payable	55	51
Accrued interest	5	5
Pension and other postretirement benefit obligations	18	17
Book overdrafts	—	13
Income and other taxes payable	7	7
Environmental liabilities	5	5
Other	20	22
	$418	$466

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 8. Long-Term Debt
Overview
Long-term debt, including current portion, as of June 30, 2017 and December 31, 2016, was comprised of the following:

(Unaudited, in millions)	June 30, 2017	December 31, 2016
5.875% senior notes due 2023:
Principal amount	$600	$600
Deferred financing costs	(5)	(6)
Unamortized discount	(4)	(4)
Total senior notes due 2023	591	590
Term loan due 2025	46	46
Borrowings under revolving credit facilities	202	125
Capital lease obligation	1	1
Total debt	840	762
Less: Current portion of long-term debt	(1)	(1)
Long-term debt, net of current portion	$839	$761
2023 Notes
We issued $600 million in aggregate principal amount of 5.875% senior notes due 2023 (the “2023 Notes”) on May 8, 2013. Upon their issuance, the notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that is being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes, resulting in an effective interest rate of 6%. Interest on the notes is payable semi-annually on May 15 and November 15, until their maturity date of May 15, 2023. In connection with the issuance of the notes, we incurred financing costs of approximately $9 million, which were deferred and recorded as a reduction of the notes. These deferred financing costs are being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes. The fair value of the 2023 Notes was $584 million and $543 million as of June 30, 2017 and December 31, 2016, respectively, and was determined by reference to over-the-counter prices (Level 1).
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility (the “Senior Secured Credit Facility”) for up to $185 million. The Senior Secured Credit Facility provides a term loan of $46 million with a maturity date of September 7, 2025 (“Term Loan”), and a revolving credit facility of up to $139 million with a maturity date of September 7, 2022 (“Revolving Credit Facility”). As of June 30, 2017, we had $12 million of availability under the Revolving Credit Facility, net of $127 million of borrowings. The fair values of the Term Loan and Revolving Credit Facility approximated their carrying values as of June 30, 2017, as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities (Level 2).
ABL Credit Facility
On May 22, 2015, we entered into a senior secured asset-based revolving credit facility (the “ABL Credit Facility”), with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. The ABL Credit Facility will mature on May 22, 2020. As of June 30, 2017, we had $358 million of availability under the ABL Credit Facility, net of $75 million of borrowings and $31 million of ordinary course letters of credit outstanding. The fair value of the ABL Credit Facility approximated its carrying value as of June 30, 2017, as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities (Level 2).
Capital lease obligation
We have a capital lease obligation for a warehouse with a maturity date of December 1, 2017, which can be renewed for 20 years at our option. Minimum monthly payments are determined by an escalatory price clause.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 9. Employee Benefit Plans
Pension and OPEB plans
The components of net periodic benefit cost relating to our pension and OPEB plans for the three and six months ended June 30, 2017 and 2016, were as follows:
Pension Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2017	2016	2017	2016
Service cost	$4	$5	$9	$10
Interest cost	49	55	98	107
Expected return on plan assets	(61)	(63)	(124)	(123)
Amortization of actuarial losses	14	14	28	27
Amortization of prior service credits	—	(1)	—	(1)
Net periodic benefit cost before special events	6	10	11	20
Settlement loss	1	—	1	—
	$7	$10	$12	$20
OPEB Plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2017	2016	2017	2016
Service cost	$1	$—	$1	$—
Interest cost	1	2	3	4
Amortization of actuarial gains	(2)	(2)	(3)	(3)
Amortization of prior service credits	(3)	(3)	(7)	(7)
	$(3)	$(3)	$(6)	$(6)
Defined contribution plans
Our expense for the defined contribution plans totaled $6 million and $5 million for the three months ended June 30, 2017 and 2016, respectively, and $11 million and $10 million for the six months ended June 30, 2017 and 2016, respectively.
Canadian pension funding
On March 31, 2017, we reached an agreement with the province of Ontario with respect to the additional solvency deficit reduction contributions required for past capacity reductions in Ontario, as provided by the terms of the undertakings in connection with the funding relief regulations, stipulating that we are no longer required to make additional contributions for capacity reductions that occurred in Ontario after April 15, 2014. As a result, our requirement to make additional contributions to our material Canadian registered pension plans was reduced by Cdn $16 million for 2017 and Cdn $8 million for 2018. The expiration of the original 2010 undertaking in December 2015 did not eliminate the obligations already incurred under the terms of that undertaking prior to its expiration.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 10. Income Taxes
The income tax provision attributable to loss before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35% for the three and six months ended June 30, 2017 and 2016, as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2017	2016	2017	2016
Loss before income taxes	$(54)	$(27)	$(71)	$(24)
Income tax provision:
Expected income tax benefit	19	9	25	8
Changes resulting from:
Valuation allowance (1)	(49)	(27)	(75)	(45)
Enactment of change in foreign tax rate	—	—	(12)	—
Foreign exchange	2	—	1	3
State income taxes, net of federal income tax benefit	4	1	6	3
Foreign tax rate differences	5	3	8	7
Other, net	—	1	(1)	1
	$(19)	$(13)	$(48)	$(23)

(1)
We recorded a valuation allowance of $49 million and $27 million for the three months ended June 30, 2017 and 2016, respectively, and $75 million and $45 million for the six months ended June 30, 2017 and 2016, respectively, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets.

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 11. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activists’ damages, employment and workers’ compensation claims, Aboriginal claims and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of June 30, 2017, will not have a material adverse effect on our Consolidated Financial Statements.
Countervailing and anti-dumping duty investigations on softwood lumber products
On November 25, 2016, countervailing and anti-dumping duty petitions were filed with the U.S. Department of Commerce (“Commerce”) and the U.S. International Trade Commission (“ITC”) by certain U.S. softwood lumber producers and forest landowners, requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin softwood lumber products exported to the U.S. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of softwood lumber products to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in both the countervailing and anti-dumping duty investigations.
On April 24, 2017, Commerce announced its preliminary determinations in the countervailing duty investigation, and, as a result, since April 28, 2017, we have been required to pay cash deposits to the U.S. at a rate of 12.82% for estimated countervailing duties on our imports to the U.S. of softwood lumber products produced at our Canadian sawmills. Based on the 12.82% rate and our current operating parameters, cash deposits on our imports of the affected softwood lumber products to the U.S. could be as high as $50 million per year. Through June 30, 2017, our cash deposits totaled $4 million.
On June 26, 2017, Commerce announced its preliminary determinations in the anti-dumping duty investigation, and, as a result, since June 30, 2017, we have been required to pay cash deposits to the U.S. at a rate of 4.59% for estimated anti-dumping duties on our imports to the U.S. of softwood lumber products produced at our Canadian sawmills. Based on the 4.59% rate and our current operating parameters, cash deposits on our imports of the affected softwood lumber products to the U.S. could be as high as $20 million per year.
The preliminary rates set in the countervailing and anti-dumping duty investigations are expected to remain in effect for up to four and six months, respectively. If Commerce does not issue a duty order before such a period lapses, we would not be required to pay deposits for that duty until Commerce issues its order. If as a result of such an order we are subject to duty deposit requirements on any of our softwood lumber product imports to the U.S., then we would be required to resume making cash deposits at the rate set in the order until Commerce sets a duty rate in a subsequent administrative review. Based on the preliminary rates and our current operating parameters, cash deposits on our imports of the affected softwood lumber products to the U.S. would be approximately $17 million for the initial four-month period of the countervailing duty investigation, and $8 million for the initial six-month period of the anti-dumping duty investigation.
In addition, before Commerce issues any countervailing or anti-dumping duty order, the ITC must determine whether any alleged subsidization or dumping threatens injury to the U.S. softwood industry or causes current injury. If the ITC determines that there is a threat of injury or no injury, rather than current injury, then all deposits paid between Commerce’s preliminary determination and its countervailing or anti-dumping duty order, would be returned.
We are not presently able to determine the ultimate resolution of these matters, but we believe it is not probable that we will ultimately be assessed with significant duties on our Canadian-produced softwood lumber products that are exported to the U.S. Accordingly, no contingent loss was recorded in respect of these petitions in our Consolidated Statement of Operations for the six months ended June 30, 2017, and our cash deposits were recorded in “Other assets” in our Consolidated Balance Sheets.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Countervailing duty investigation on SC paper
On February 26, 2015, a countervailing duty petition was filed with Commerce and the ITC by certain U.S. supercalendered (“SC”) paper producers requesting that the U.S. government impose countervailing duties on Canadian-origin SC paper exported to the U.S. market. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of SC paper to the U.S. and was selected as a mandatory respondent to be investigated by Commerce. As a result of that investigation, since August 3, 2015, we have been required to pay cash deposits to the U.S. for estimated countervailing duties on our imports to the U.S. of SC paper produced at our Canadian mills. Between August 3, 2015 and October 15, 2015, we were required to make cash deposits at a rate of 2.04%. On October 15, 2015, that rate increased to 17.87%, 17.10% of which was not based on any countervailable subsidy we received, but rather on a punitive application of “adverse facts available.” We are required to continue making cash deposits at the 17.87% rate until Commerce sets a countervailing duty rate in an administrative review. We have been selected as a mandatory respondent in the first administrative review, which Commerce commenced on February 13, 2017. Our countervailing duty rate for our SC paper exported to the U.S. market in 2015, if any, will be based on Commerce’s determination in this administrative review, as to whether we received countervailable subsidies that benefited our Canadian production of SC paper during the relevant period. Following the initial administrative review, which may not be finalized in 2017, we may remain subject to annual administrative reviews until December 2020, or possibly later, and the duty rate, if any, applicable to our SC paper exported to the U.S. market during periods subsequent to December 31, 2015, will be based on Commerce’s determinations in such future administrative reviews. The decision in each administrative review is subject to appeal. To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency will be converted into actual countervailing duties.
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
Through June 30, 2017, our cash deposits totaled $39 million, and based on our current operating parameters, could be as high as $25 million in 2017. We are not presently able to determine the ultimate resolution of this matter, but we believe it is not probable that we will ultimately be assessed with significant countervailing duties on our Canadian-produced SC paper. Accordingly, no contingent loss was recorded in respect of this petition in our Consolidated Statement of Operations for the six months ended June 30, 2017. These cash deposits were recorded in “Other assets” in our Consolidated Balance Sheets.
Modification of U.S. OPEB plan
Effective January 1, 2015, we modified our U.S. OPEB plan so that unionized participants, upon reaching Medicare eligibility, are provided Medicare coverage via a Medicare Exchange program rather than via a Company-sponsored medical plan. On March 2, 2016, a proposed class action lawsuit (Reynolds, et al v. Resolute Forest Products Inc., Resolute FP US Inc., Resolute FP US Health and Resolute Welfare Benefit Plan) was filed in the United States District Court for the Eastern District of Tennessee (“District Court”) on behalf of certain Medicare-eligible retirees who were previously unionized employees of our Calhoun, Tennessee; Catawba, South Carolina; and Coosa Pines, Alabama, mills, and their spouses and dependents (the “proposed class”). The plaintiffs allege that the modifications described above breach the collective bargaining agreements and plan covering the members of the proposed class in the lawsuit. Plaintiffs seek reinstatement of the health care benefits as in effect before January 1, 2015, for the proposed class in the lawsuit. On May 23, 2016, the Company filed a motion to dismiss the complaint. The motion to dismiss was denied by the District Court on March 1, 2017. On June 28, 2017, a settlement agreement in principle was reached between the parties to the lawsuit. Because the settlement will resolve the claims of the proposed class, court approval of the settlement will be required. The court has ordered the parties to file a joint status report regarding the proposed settlement on August 1, 2017. A final settlement order issued by the court would result in an amendment of our U.S. OPEB plan and a corresponding increase to both “Pension and other postretirement benefit obligations” and “Accumulated other comprehensive loss” in our Consolidated Balance Sheet, with any such increase to be recorded at the date the plan amendment is adopted. We do not expect that the resulting increase would have a material impact on our Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (“Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($11 million, based on the exchange rate in effect on June 30, 2017) for the eventual payment of those claims. The hearing in this matter is expected to begin in 2019.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($115 million, based on the exchange rate in effect on June 30, 2017), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.
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
We have recorded $8 million of environmental liabilities as of both June 30, 2017 and December 31, 2016, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We have also recorded $24 million and $23 million of asset retirement obligations as of June 30, 2017 and December 31, 2016, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
Other matters
On October 30, 2014, we received a notice from the Ministry of Natural Resources and Forestry of Ontario (the “MNRF”) directing us to repay a conditional amount of Cdn $23 million ($18 million, based on the exchange rate in effect on June 30, 2017) offered to us in 2007 toward the construction of an electricity-producing turbine, should we fail to restart our Fort Frances, Ontario, pulp and paper mill or otherwise implement an alternative remedy acceptable to the MNRF. Several extensions of the deadline to implement an alternative remedy were granted to us by the MNRF, the last of which extended the remedy date to June 30, 2017. However, as a result of an agreement reached on June 29, 2017, we will not be required to repay this amount.

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
Information about certain segment data for the three and six months ended June 30, 2017 and 2016, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue	Wood Products (2)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
Second quarter
2017	$213	$20	$197	$201	$227	$858	$—	$858
2016	210	24	145	257	255	891	—	891
First six months
2017	422	40	374	427	467	1,730	—	1,730
2016	421	47	264	514	522	1,768	—	1,768
Depreciation and amortization
Second quarter
2017	$8	$1	$7	$17	$11	$44	$6	$50
2016	11	2	9	19	10	51	3	54
First six months
2017	16	2	16	33	23	90	11	101
2016	18	4	16	39	23	100	6	106
Operating income (loss)
Second quarter
2017	$16	$(1)	$45	$(7)	$(7)	$46	$(93)	$(47)
2016	10	(4)	20	(4)	15	37	(55)	(18)
First six months
2017	23	(1)	65	(11)	(3)	73	(126)	(53)
2016	29	(6)	16	(9)	20	50	(68)	(18)

(1)
Inter-segment sales of $10 million for both the three months ended June 30, 2017 and 2016, and $19 million and $15 million for the six months ended June 30, 2017 and 2016, respectively, which are transacted at cost, were excluded from market pulp sales.

(2)
Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $6 million and $5 million for the three months ended June 30, 2017 and 2016, respectively, and $10 million for both the six months ended June 30, 2017 and 2016.

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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2017 and 2016, the Balance Sheets as of June 30, 2017 and December 31, 2016, and the Statements of Cash Flows for the six months ended June 30, 2017 and 2016 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries also on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended June 30, 2017
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$706	$540	$(388)	$858
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	682	349	(386)	645
Depreciation and amortization	—	18	32	—	50
Distribution costs	—	39	70	(1)	108
Selling, general and administrative expenses	5	17	15	—	37
Closure costs, impairment and other related charges	—	64	1	—	65
Operating (loss) income	(5)	(114)	73	(1)	(47)
Interest expense	(22)	(3)	(3)	16	(12)
Other income, net	—	20	1	(16)	5
Equity in loss of subsidiaries	(47)	—	—	47	—
(Loss) income before income taxes	(74)	(97)	71	46	(54)
Income tax provision	—	(1)	(18)	—	(19)
Net (loss) income including noncontrolling interests	(74)	(98)	53	46	(73)
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net (loss) income attributable to Resolute Forest Products Inc.	$(74)	$(98)	$52	$46	$(74)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(68)	$(99)	$59	$40	$(68)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Six Months Ended June 30, 2017
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$1,415	$1,090	$(775)	$1,730
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	1,359	727	(774)	1,312
Depreciation and amortization	—	37	64	—	101
Distribution costs	—	80	139	(1)	218
Selling, general and administrative expenses	14	34	32	—	80
Closure costs, impairment and other related charges	—	64	8	—	72
Operating (loss) income	(14)	(159)	120	—	(53)
Interest expense	(42)	(4)	(6)	29	(23)
Other income, net	—	33	1	(29)	5
Equity in (loss) income of subsidiaries	(65)	1	—	64	—
(Loss) income before income taxes	(121)	(129)	115	64	(71)
Income tax provision	—	(1)	(47)	—	(48)
Net (loss) income including noncontrolling interests	(121)	(130)	68	64	(119)
Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Net (loss) income attributable to Resolute Forest Products Inc.	$(121)	$(130)	$66	$64	$(121)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(106)	$(132)	$83	$49	$(106)

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2017
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$44	$—	$44
Accounts receivable, net	—	280	129	—	409
Accounts receivable from affiliates	1	503	547	(1,051)	—
Inventories, net	—	268	294	(12)	550
Advance and interest receivable from parent	—	65	—	(65)	—
Notes and interest receivable from affiliates	—	61	—	(61)	—
Other current assets	—	19	20	—	39
Total current assets	1	1,196	1,034	(1,189)	1,042
Fixed assets, net	—	714	1,065	—	1,779
Amortizable intangible assets, net	—	13	54	—	67
Goodwill	—	81	—	—	81
Deferred income tax assets	—	—	1,061	3	1,064
Notes receivable from parent	—	775	—	(775)	—
Note receivable from affiliate	—	113	—	(113)	—
Investments in consolidated subsidiaries and affiliates	3,865	2,069	—	(5,934)	—
Other assets	—	73	65	—	138
Total assets	$3,866	$5,034	$3,279	$(8,008)	$4,171
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$5	$199	$214	$—	$418
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	503	547	1	(1,051)	—
Advance and interest payable to subsidiaries	65	—	—	(65)	—
Notes and interest payable to affiliate	—	—	61	(61)	—
Total current liabilities	573	747	276	(1,177)	419
Long-term debt, net of current portion	591	248	—	—	839
Notes payable to subsidiaries	775	—	—	(775)	—
Note payable to affiliate	—	—	113	(113)	—
Pension and other postretirement benefit obligations	—	380	858	—	1,238
Deferred income tax liabilities	—	2	6	—	8
Other liabilities	2	24	31	—	57
Total liabilities	1,941	1,401	1,284	(2,065)	2,561
Total equity	1,925	3,633	1,995	(5,943)	1,610
Total liabilities and equity	$3,866	$5,034	$3,279	$(8,008)	$4,171

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2017
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$39	$21	$—	$60
Cash flows from investing activities:
Cash invested in fixed assets	—	(95)	(21)	—	(116)
Increase in countervailing duty cash deposits on supercalendered paper	—	(12)	—	—	(12)
Increase in countervailing duty cash deposits on softwood lumber	—	(4)	—	—	(4)
Decrease in deposit requirements for letters of credit, net	—	—	3	—	3
Increase in notes receivable from affiliate	—	(7)	—	7	—
Net cash used in investing activities	—	(118)	(18)	7	(129)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	—	77	—	—	77
Increase in notes payable to affiliate	—	—	7	(7)	—
Net cash provided by financing activities	—	77	7	(7)	77
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Net (decrease) increase in cash and cash equivalents	—	(2)	11	—	9
Cash and cash equivalents:
Beginning of period	—	2	33	—	35
End of period	$—	$—	$44	$—	$44

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2016
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$56	$13	$—	$69
Cash flows from investing activities:
Cash invested in fixed assets	—	(67)	(32)	—	(99)
Disposition of assets	—	—	5	—	5
Increase in countervailing duty cash deposits on supercalendered paper	—	(12)	—	—	(12)
Increase in deposit requirements for letters of credit, net	—	—	(1)	—	(1)
Increase in notes receivable from affiliate	—	(3)	—	3	—
Net cash used in investing activities	—	(82)	(28)	3	(107)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	20	—	—	20
Payments of debt	—	(1)	—	—	(1)
Increase in notes payable to affiliate	—	—	3	(3)	—
Net cash provided by financing activities	—	19	3	(3)	19
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Net decrease in cash and cash equivalents	—	(7)	(11)	—	(18)
Cash and cash equivalents:
Beginning of period	—	13	45	—	58
End of period	$—	$6	$34	$—	$40

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this Form 10-Q include, but are not limited to, the impact of: developments in non-print media, and the effectiveness of our responses to these developments; the highly cyclical nature of the forest products industry; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions, such as Atlas Paper Holdings, Inc. and its subsidiaries, or divestitures or other strategic transactions or projects, such as our Calhoun, Tennessee, tissue operations; uncertainty or changes in political or economic conditions in the U.S., Canada or other countries in which we manufacture or sell our products; global economic conditions; any difficulties in obtaining wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; physical and financial risks associated with global, regional and local climate conditions and change; any disruption in operations or increased labor costs due to labor disputes; disruptions to our supply chain, operations or the delivery of our products; cybersecurity risks; negative publicity, even if unjustified; currency fluctuations; any increase in the level of required contributions to our pension plans, including as a result of any increase in the amount by which they are underfunded; the terms of our outstanding indebtedness, which could restrict our current and future operations; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; losses that are not covered by insurance; any additional closure costs and long-lived asset or goodwill impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets; our exports from one country to another country becoming or remaining subject to duties, cash deposit requirements, border taxes, quotas or other trade remedies or restrictions; the future regulation of our Canadian exports to the U.S., including softwood lumber and supercalendered (or “SC”) paper; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls or other laws relating to our international sales and operations; unanticipated outcomes of legal proceedings or disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission, or the “SEC”, on March 1, 2017 (the “2016 Annual Report”).
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
Second Quarter Overview
In the first quarter of 2017, we changed our presentation of segment operating income to reallocate the amortization of prior service credits component of pension and other postretirement benefit (or “OPEB”) costs from the reportable segments to “corporate and other.” Current service costs will continue to be allocated to the reportable segments. We now also treat the amortization of prior service credits component of pension and OPEB costs as a special item to be adjusted for purposes of establishing our non-GAAP performance measures, as further described below in note 1 under “Second Quarter Overview,” and in note 1 under “Results of Operations – Consolidated Results – Selected Financial Information,” together with our non-operating pension and OPEB costs and credits. This approach is consistent with the indicators management uses internally to evaluate performance, including those used by the chief operating decision maker. Prior period amounts have been reclassified to conform to the 2017 presentation.
Three months ended June 30, 2017 vs. June 30, 2016
Our operating loss was $47 million in the quarter, compared to $18 million in the second quarter of 2016. Excluding special items, we generated operating income of $33 million, compared to $27 million in the year-ago period. Special items are described below.
Our net loss in the quarter was $74 million, or $0.82 per share, compared to $42 million, or $0.47 per share, in the year-ago period. Our net loss in the quarter, excluding special items, was $3 million, or $0.03 per share, compared to an operating income of $2 million, or $0.02 per share, in the year-ago period.

Three Months Ended June 30, 2017	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(47)	$(74)	$(0.82)
Adjustments for special items:
Foreign exchange translation gain	—	(3)	(0.03)
Closure costs, impairment and other related charges	65	65	0.72
Inventory write-downs related to closures	9	9	0.10
Start-up costs	7	7	0.08
Non-operating pension and OPEB credits	(1)	(1)	(0.01)
Other income, net	—	(2)	(0.02)
Income tax effect of special items	—	(4)	(0.05)
Adjusted for special items (1)	$33	$(3)	$(0.03)

Three Months Ended June 30, 2016	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(18)	$(42)	$(0.47)
Adjustments for special items:
Foreign exchange translation loss	—	3	0.03
Closure costs, impairment and other related charges	37	37	0.41
Inventory write-downs related to closures	5	5	0.06
Start-up costs	1	1	0.01
Non-operating pension and OPEB costs	2	2	0.02
Other income, net	—	(3)	(0.03)
Income tax effect of special items	—	(1)	(0.01)
Adjusted for special items (1)	$27	$2	$0.02

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

Six months ended June 30, 2017 vs. June 30, 2016
Our operating loss was $53 million in the first half of the year, compared to $18 million in the year-ago period. Excluding special items, we generated an operating income of $43 million, compared to $30 million in the year-ago period. Special items are described below.
Our net loss in the first half of the year was $121 million, or $1.34 per share, compared to $50 million, or $0.56 per share, in the year-ago period. Our net loss in the period, excluding special items, was $33 million, or $0.37 per share, compared to $20 million, or $0.22 per share, in the year-ago period.

Six Months Ended June 30, 2017	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(53)	$(121)	$(1.34)
Adjustments for special items:
Foreign exchange translation gain	—	(3)	(0.03)
Closure costs, impairment and other related charges	72	72	0.80
Inventory write-downs related to closures	13	13	0.14
Start-up costs	15	15	0.16
Non-operating pension and OPEB credits	(4)	(4)	(0.05)
Other income, net	—	(2)	(0.02)
Income tax effect of special items	—	(3)	(0.03)
Adjusted for special items (1)	$43	$(33)	$(0.37)

Six Months Ended June 30, 2016	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(18)	$(50)	$(0.56)
Adjustments for special items:
Foreign exchange translation gain	—	(3)	(0.03)
Closure costs, impairment and other related charges	37	37	0.42
Inventory write-downs related to closures	5	5	0.06
Start-up costs	4	4	0.04
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and OPEB costs	4	4	0.04
Other income, net	—	(10)	(0.11)
Income tax effect of special items	—	(5)	(0.06)
Adjusted for special items (1)	$30	$(20)	$(0.22)

(1)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – Second Quarter Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except per share amounts)	2017	2016	2017	2016
Sales	$858	$891	$1,730	$1,768
Operating income (loss) per segment:
Market pulp	16	10	23	29
Tissue	(1)	(4)	(1)	(6)
Wood products	45	20	65	16
Newsprint	(7)	(4)	(11)	(9)
Specialty papers	(7)	15	(3)	20
Segment total	46	37	73	50
Corporate and other	(93)	(55)	(126)	(68)
Operating loss	(47)	(18)	(53)	(18)
Net loss attributable to Resolute Forest Products Inc.	(74)	(42)	(121)	(50)
Net loss per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.82)	$(0.47)	$(1.34)	$(0.56)
Diluted	(0.82)	(0.47)	(1.34)	(0.56)
Adjusted EBITDA (1)	$83	$81	$144	$136

(Unaudited, in millions)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$44	$35
Total assets	4,171	4,277

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2017	2016	2017	2016
Net loss including noncontrolling interests	$(73)	$(40)	$(119)	$(47)
Interest expense	12	9	23	19
Income tax provision	19	13	48	23
Depreciation and amortization	50	54	101	106
EBITDA	$8	$36	$53	$101
Foreign exchange translation (gain) loss	(3)	3	(3)	(3)
Closure costs, impairment and other related charges	65	37	72	37
Inventory write-downs related to closures	9	5	13	5
Start-up costs	7	1	15	4
Net gain on disposition of assets	—	—	—	(2)
Non-operating pension and OPEB (credits) costs	(1)	2	(4)	4
Other income, net	(2)	(3)	(2)	(10)
Adjusted EBITDA	$83	$81	$144	$136
Three months ended June 30, 2017 vs. June 30, 2016
Operating loss variance analysis
Sales
Sales were $33 million, or 4%, lower than in the year-ago period, to $858 million. Sales volume had an unfavorable impact of $68 million, because of lower shipments in newsprint, down by 22%, specialty papers, down by 9%, and market pulp, down by 3%, partly offset by higher shipments in wood products, up by 14%. Pricing had a favorable impact of $35 million, including the unfavorable effect of currency of $1 million, reflecting a 19% increase in the average transaction price for wood products, 4% for market pulp, and 1% for newsprint, offset in part by a drop of 3% in the average transaction price of specialty papers.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, were $23 million lower in the quarter. After removing the effects of the Canadian dollar fluctuation and the lower volume, manufacturing costs increased by $22 million, reflecting:

•	lower contribution from our hydroelectric facilities ($3 million), and our cogeneration assets that sell power externally ($5 million), mostly due to a planned maintenance outage;

•	higher maintenance and related labor costs ($7 million);

•	higher natural gas prices ($5 million);

•	unfavorable fiber costs ($5 million), mostly higher recycled fiber prices;

•	additional start-up costs related to the Calhoun tissue manufacturing and converting facility ($4 million); and

•
write-downs of mill stores and other supplies ($9 million), primarily as a result of the indefinite idling of a paper machine in Catawba, South Carolina, in the second quarter of 2017, and of the permanent closure of our Mokpo, South Korea, paper mill in the first quarter of 2017, compared to write-downs of mill stores and other supplies recorded in the year-ago period ($5 million), primarily as a result of the permanent closure of a newsprint machine at our Augusta, Georgia, mill in the second quarter of 2016;

partly offset by:

•
the effect of asset optimization initiatives ($11 million), including the permanent closure of our Mokpo mill, the permanent closure of a newsprint machine at our Augusta mill, and the indefinite idling of our Thorold, Ontario, paper mill in the first quarter of 2017; and

•	lower defined benefit pension and OPEB plans costs ($3 million), mostly due to lower interest costs, as a result of the lower discount rates.
Distribution costs
After removing the effects of the lower volume and the Canadian dollar fluctuation, distribution costs increased by $9 million, primarily as a result of an increase in the average length of haul, in part due to the closure of certain newsprint mills.
Depreciation and amortization
Depreciation and amortization was $4 million lower in the quarter, largely reflecting the permanent closure of a newsprint machine at our Augusta mill, the indefinite idling of our Thorold paper mill, and the lower depreciation in our pulp segment, mostly due to the full amortization of certain assets and the reduced carrying value of our Coosa Pines, Alabama, assets, partly offset by the amortization of costs associated with the Calhoun tissue manufacturing and converting facility, and the additional costs related to the implementation of our integrated business management software.
Selling, general and administrative expenses
Selling, general and administrative expenses (or “SG&A”) were $3 million lower in the quarter, mainly due to lower project costs.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “– Segment Earnings – Corporate and Other” below.
Net loss variance analysis
Interest expense
Interest expense was $3 million higher, primarily due to higher borrowings under our credit facilities.
Other income, net
We recorded other income, net of $5 million in the quarter, compared to none in the year-ago period. The difference mostly reflects, in the current period, a non-cash foreign exchange gain of $3 million on the translation of Canadian dollar net monetary balances, compared to a non-cash foreign exchange loss of $3 million in the year-ago period.
Income taxes
We recorded an income tax provision of $19 million in the quarter, on a loss before income taxes of $54 million, compared to an expected income tax benefit of $19 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects mostly a $49 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, partially offset by state and foreign tax rate differences.

In the second quarter of 2016, we recorded an income tax provision of $13 million, on a loss before income taxes of $27 million, compared to an expected income tax benefit of $9 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects mainly a $27 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, partially offset by state and foreign tax rate differences.
Six months ended June 30, 2017 vs. June 30, 2016
Operating loss variance analysis
Sales
Sales were $38 million, or 2%, lower than in the year-ago period, to $1,730 million. Sales volume had an unfavorable impact of $91 million, because of lower shipments in newsprint, down by 18%, specialty papers, down by 8%, and market pulp, down by 1%, partly offset by higher shipments in wood products, up by 21%. Pricing had a favorable impact of $53 million, reflecting a 16% increase in the average transaction price for wood products and 2% for newsprint, offset in part by a drop of 3% in the average transaction price of specialty papers.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $33 million lower in the period. After removing the effects of the Canadian dollar fluctuation and the lower volume, manufacturing costs increased by $21 million, reflecting:

•	higher natural gas prices ($10 million);

•
start-up costs related to the Calhoun tissue manufacturing and converting facility ($12 million), compared to start-up costs incurred in the year-ago period ($3 million) for the continuous pulp digester project and tissue manufacturing and converting facility in Calhoun;

•	lower contribution from our cogeneration assets that sell power externally ($6 million) and our hydroelectric facilities ($3 million);

•	unfavorable fiber costs ($8 million), mostly price-related;

•
write-downs of mill stores and other supplies ($13 million), primarily as a result of the indefinite idling of a paper machine in Catawba and of the permanent closure of our Mokpo paper mill, compared to write-downs of mill stores and other supplies recorded in the year-ago period ($5 million), primarily as a result of the permanent closure of a newsprint machine at our Augusta mill;

•	higher asset preservation costs ($5 million), primarily related to the indefinite idling of our Thorold paper mill; and

•	higher maintenance and related labor costs ($4 million);

partly offset by:

•
the effect of asset optimization initiatives ($19 million), including the permanent closure of our Mokpo mill, the permanent closure of a newsprint machine at our Augusta mill, and the indefinite idling of our Thorold paper mill;

•	lower defined benefit pension and OPEB plans costs ($8 million), mostly due to lower interest costs, as a result of the lower discount rates; and

•	favorable chemical costs ($4 million), due to cost reduction initiatives.
Distribution costs
After removing the effect of the lower volume, distribution costs increased by $10 million, primarily as a result of an increase in the average length of haul, in part due to the closure of certain newsprint mills.
Depreciation and amortization
Depreciation and amortization was $5 million lower in the first half of 2017, largely reflecting the permanent closure of a newsprint machine at our Augusta mill, the indefinite idling of our Thorold paper mill, and the full amortization of certain assets, partly offset by the amortization of costs associated with the Calhoun tissue manufacturing and converting facility, and the additional costs related to the implementation of our integrated business management software.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “– Segment Earnings – Corporate and Other” below.
Net loss variance analysis
Interest expense
Interest expense was $4 million higher, primarily due to higher borrowings under our credit facilities.
Other income, net
We recorded other income, net of $5 million in the first half of 2017, compared to $13 million in the year-ago period. The difference mostly reflects, in 2016, a $5 million gain on the disposition of our 50% interest in Produits Forestiers Petit-Paris Inc.
Income taxes
We recorded an income tax provision of $48 million in the period, on a loss before income taxes of $71 million, compared to an expected income tax benefit of $25 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects mostly a $75 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets and a $12 million decrease to our deferred income tax assets due to the enactment of a lower foreign income tax rate, offset in part by state and foreign tax rate differences.
In 2016, we recorded an income tax provision of $23 million, on a loss before income taxes of $24 million, compared to an expected income tax benefit of $8 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects mainly a $45 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, partially offset by state and foreign tax rate differences, and foreign exchange items.

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
In the first quarter of 2017, we changed our presentation of segment operating income to reallocate the amortization of prior service credits component of pension and OPEB costs from the reportable segments to “corporate and other.” For more information see “Overview – Second Quarter Overview” above.

MARKET PULP
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2017	2016	2017	2016
Sales	$213	$210	$422	$421
Operating income (1)	16	10	23	29
EBITDA (2)	24	21	39	47
(In thousands of metric tons)
Shipments	336	345	689	697
Downtime	36	25	47	37

	June 30,
(Unaudited, in thousands of metric tons)	2017	2016
Finished goods inventory	94	83

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2017	2016	2017	2016
Net income including noncontrolling interests	$16	$10	$23	$29
Depreciation and amortization	8	11	16	18
EBITDA	24	21	39	47
Industry trends

World demand for chemical pulp grew by 3.5% in the first half of the year compared to the same period of 2016, including increases of 7.5% and 3.7% in China and North America, respectively, partly offset by a reduction of 2.1% in Western Europe. World capacity grew by 3.8% in that same period.
World demand for softwood was up by 2.0% in the first half of the year. This reflects increases in shipments of 6.5% and 0.7% to North America and China, respectively, while shipments to Western Europe were down by 1.9%. In the same period, demand for hardwood was up by 4.9%, with shipments to China up by 12.9%, while Western Europe and North America were down by 2.0% and 0.7%, respectively.
Three months ended June 30, 2017 vs. June 30, 2016
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

10
(5)
8
3
(4)
2
3
(1)
16
Q2'16 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q2'17 OPERATING INCOME

Sales
Sales were $3 million higher, or 1%, to $213 million in the quarter. The average transaction price rose by $25 per metric ton, mostly for softwood, following announced pulp price increases in the first half of 2017. Recycled bleached kraft (or “RBK”) prices also increased, mainly due to higher recycled fiber costs. Shipments were lower by 9,000 metric tons, mainly as a result of a decrease in shipments of softwood due in part to a maintenance outage at our Catawba mill, partially offset by higher shipments of hardwood, primarily related to the increased capacity from the continuous digester in Calhoun.
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $1 million in the quarter. Manufacturing costs increased by $4 million after adjusting for the effects of lower volume and the Canadian dollar fluctuation, reflecting higher fiber costs ($4 million), mostly related to higher recycled fiber prices, and higher natural gas prices ($2 million).
Depreciation and amortization
Depreciation and amortization was $3 million lower in the quarter, largely reflecting the full amortization of certain assets, as well as the reduced carrying value of our Coosa Pines assets after the impairment charge taken in the second quarter of 2017.

Six months ended June 30, 2017 vs. June 30, 2016
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

29
(5)
6
3
(10)
2
(2)
23
Q1-Q2'16 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1-Q2'17 OPERATING INCOME

Sales
Sales were $1 million higher, to $422 million, in the first half of the year. The increase in the average transaction price of $8 per metric ton is mostly attributable to RBK, as a result of higher recycled fiber costs. Despite the announced pulp price increases in the first half of 2017, the average transaction price of our virgin pulp grades was essentially unchanged, given the significant decrease in market prices in the second half of 2016. Shipments were lower by 8,000 metric tons on lower shipments of softwood, due in part to a maintenance outage at our Catawba mill, partially offset by an increase in shipments of hardwood, primarily related to the increased capacity from the continuous digester in Calhoun.
Cost of sales, excluding depreciation, amortization and distribution costs
COS increased by $7 million in the period. Manufacturing costs increased by $10 million after adjusting for the effect of the lower volume, reflecting higher fiber costs ($7 million), mostly related to higher recycled fiber prices, and higher natural gas prices ($4 million).

TISSUE
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2017	2016	2017	2016
Sales	$20	$24	$40	$47
Operating loss (1)	(1)	(4)	(1)	(6)
EBITDA (2)	—	(2)	1	(2)
(In thousands of short tons)
Shipments	15	16	29	31
Downtime	—	—	—	—

	June 30,
(Unaudited, in thousands of short tons)	2017	2016
Finished goods inventory	8	3

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2017	2016	2017	2016
Net loss including noncontrolling interests	$(1)	$(4)	$(1)	$(6)
Depreciation and amortization	1	2	2	4
EBITDA	—	(2)	1	(2)
Industry trends
In the first half of the year, total tissue consumption in the U.S. grew by 2.2% against the same period last year. U.S. converted tissue products shipments were up by 1.8% in the period compared to the year-ago period, led by away-from-home shipments, which grew by 2.7%, while at-home shipments increased by 1.4%. U.S. parent roll production in the period showed a growth of

2.2% from the year-ago period. Tissue capacity increased by 2.4%, contributing to a 94% average industry operating rate, 0.3% lower than the year-ago period.
Three months ended June 30, 2017 vs. June 30, 2016
Operating loss variance analysis

TISSUE

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(4)
(3)
(1)
1
3
1
2
(1)
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q2'16 OPERATING LOSS
Q2'17 OPERATING LOSS

Sales
Sales were $4 million lower, or 17%, to $20 million in the quarter. The average transaction price dropped by $165 per short ton as a result of unfavorable product mix. The decrease in shipments is mainly attributable to converted products, in part due to the discontinuance of unprofitable away-from-home business, mostly offset by an increase in parent rolls shipments.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of the lower volume, our manufacturing costs improved by $3 million in the quarter, primarily attributable to lower maintenance and related labor costs, improved material usage, as well as integration costs recorded in the year-ago period.

Six months ended June 30, 2017 vs. June 30, 2016
Operating loss variance analysis

TISSUE

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(6)
(5)
(2)
2
6
2
2
(1)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'16 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'17 OPERATING LOSS

Sales
Sales were $7 million lower, or 15%, to $40 million in the first half of the year. The average transaction price dropped by $132 per short ton as a result of unfavorable product mix. The decrease in shipments is mainly attributable to converted products, in part due to the discontinuance of unprofitable away-from-home business, mostly offset by an increase in parent rolls shipments.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of the lower volume, our manufacturing costs improved by $6 million in the period, primarily attributable to lower maintenance and related labor costs, improved material usage, as well as integration costs recorded in the year-ago period.
Calhoun tissue manufacturing and converting facility
In 2017, we started our new tissue machine in Calhoun that produced its first tissue parent roll on February 28, 2017. Converted tissue products sold from Calhoun are now manufactured entirely from parent rolls produced on-site. We expect to close off the tissue project spending at approximately $295 million. The operating loss, excluding depreciation and amortization, of $15 million incurred in the first half of 2017 was recorded as start-up costs under “corporate and other.” We expect to record the results of our Calhoun tissue operations in our tissue segment in the fourth quarter of 2017.

WOOD PRODUCTS
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2017	2016	2017	2016
Sales	$197	$145	$374	$264
Operating income (1)	45	20	65	16
EBITDA (2)	52	29	81	32
(In millions of board feet)
Shipments (3)	509	445	1,014	835
Downtime	39	69	80	144

	June 30,
(Unaudited, in millions of board feet)	2017	2016
Finished goods inventory (3)	125	129

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2017	2016	2017	2016
Net income including noncontrolling interests	$45	$20	$65	$16
Depreciation and amortization	7	9	16	16
EBITDA	52	29	81	32
Industry trends
Average U.S. housing starts were 1.2 million on a seasonally-adjusted basis in the first half of 2017, up by 3.9% from the same period last year. Single-family starts, which consume larger lumber volumes per start, rose by 7.7%.

Three months ended June 30, 2017 vs. June 30, 2016
Operating income variance analysis

WOOD PRODUCTS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

20
21
31
(13)
(7)
(4)
(3)
(2)
2
45
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q2'16 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q2'17 OPERATING INCOME

Sales
Sales were $52 million higher, or 36%, to $197 million in the quarter. Shipments were higher by 64 million board feet, reflecting improved productivity for our Atikokan, Ontario, sawmill, volume from our new sawmill in Senneterre – Lac-Clair, Quebec, as well as an additional 30 million board feet of downtime taken in the year-ago period, which was impacted in particular by unfavorable pricing for eight-foot stud grades. The average transaction price increased by $61 per thousand board feet, or 19%, largely associated with the imposition of trade barriers in the U.S.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the Canadian dollar fluctuation and higher volume, manufacturing costs increased by $7 million, reflecting higher fiber costs ($3 million), including higher transportation costs, and higher maintenance and log yard costs ($2 million).

Six months ended June 30, 2017 vs. June 30, 2016
Operating income variance analysis

WOOD PRODUCTS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

16
57
53
(33)
(12)
(5)
(7)
(3)
(1)
65
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'16 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'17 OPERATING INCOME

Sales
Sales were $110 million higher, or 42%, to $374 million in the first half of the year. Shipments were higher by 179 million board feet, reflecting improved productivity for certain sawmills, volume from our new sawmill in Senneterre – Lac-Clair, as well as an additional 64 million board feet of downtime taken in 2016, which was impacted in particular by unfavorable pricing for eight-foot stud grades. The average transaction price increased by $52 per thousand board feet, or 16%, largely associated with the imposition of trade barriers in the U.S. and better housing starts.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the Canadian dollar fluctuation and higher volume, manufacturing costs increased by $12 million, reflecting higher fiber costs ($6 million), including higher transportation costs, and higher maintenance and log yard costs ($4 million).

NEWSPRINT
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2017	2016	2017	2016
Sales	$201	$257	$427	$514
Operating loss (1)	(7)	(4)	(11)	(9)
EBITDA (2)	10	15	22	30
(In thousands of metric tons)
Shipments	397	510	840	1,029
Downtime	17	22	17	35

	June 30,
(Unaudited, in thousands of metric tons)	2017	2016
Finished goods inventory	114	96

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2017	2016	2017	2016
Net loss including noncontrolling interests	$(7)	$(4)	$(11)	$(9)
Depreciation and amortization	17	19	33	39
EBITDA	10	15	22	30
Industry trends
North American demand for newsprint fell by 12.0% in the first half of the year compared to the same period last year, while global demand was down by 5.4%, and exports declined by 7.9% over the same period. Despite continued declines in demand, the North American operating rate remained at 89% in 2017.

Three months ended June 30, 2017 vs. June 30, 2016
Operating loss variance analysis

NEWSPRINT
(unaudited, in $ millions)

(4)
(58)
3
(1)
37
4
3
10
(4)
2
1
(7)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q2'16 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q2'17 OPERATING LOSS

Sales
Newsprint sales dropped by $56 million, or 22%, to $201 million in the quarter, reflecting a 113,000 metric ton decrease in shipments, which is in line with the lower production volumes following the permanent closure of a newsprint machine at our Augusta mill in the second quarter of 2016, the permanent closure of our Mokpo mill in the first quarter of 2017, and the indefinite idling of our Thorold paper mill in the first quarter of 2017. The average transaction price increased by $5 per metric ton, mainly due to a rise in North American pricing.
Compared to the same period of 2016, our international shipments fell by 33%, mainly as a result of the permanent closure of our Mokpo mill. Our domestic shipments decreased by 15% over the same period, and represented 65% of total newsprint shipments in the quarter, up by 5% from the year-ago period.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $44 million lower in the quarter. After removing the effects of lower volume and the Canadian dollar fluctuation, manufacturing costs improved by $4 million compared to the same period last year, reflecting:

•
the effect of asset optimization initiatives ($11 million), including the permanent closure of our Mokpo mill, the permanent closure of a newsprint machine at our Augusta mill, and the indefinite idling of our Thorold paper mill;

partly offset by:

•	lower contribution from our cogeneration facility at Thunder Bay, Ontario, ($4 million), mostly due to a planned maintenance outage; and

•	higher steam costs ($2 million).
Distribution costs
After removing the effect of the lower volume, distribution costs increased by $4 million, primarily as a result of an increase in the average length of haul, in part due to the closure of certain newsprint mills.

Six months ended June 30, 2017 vs. June 30, 2016
Operating loss variance analysis

NEWSPRINT
(unaudited, in $ millions)

(9)
(96)
9
61
8
(1)
15
(5)
6
1
(11)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'16 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'17 OPERATING LOSS

Sales
Newsprint sales dropped by $87 million, or 17%, to $427 million in the first half of the year, reflecting a 189,000 metric ton decrease in shipments, which is in line with the lower production volumes following the permanent closure of a newsprint machine at our Augusta mill, the permanent closure of our Mokpo mill, and the indefinite idling of our Thorold paper mill. The average transaction price increased by $9 per metric ton, mainly due to a rise in North American pricing.
Compared to the first six months of 2016, our international shipments fell by 23%, mainly as a result of the permanent closure of our Mokpo mill, as well as lower shipments to Latin America. Our domestic shipments decreased by 15% over the same period, and represented 63% of total newsprint shipments in the period, up by 3% from the year-ago period.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $68 million lower in the period. After removing the effects of lower volume and the Canadian dollar fluctuation, manufacturing costs improved by $8 million compared to the same period last year, reflecting:

•
the effect of asset optimization initiatives ($19 million), including the permanent closure of our Mokpo mill, the permanent closure of a newsprint machine at our Augusta mill, and the indefinite idling of our Thorold paper mill;

partly offset by:

•	higher power costs ($5 million);

•	lower contribution from our cogeneration facility at Thunder Bay ($5 million), mostly due to a planned maintenance outage; and

•	higher maintenance and related labor costs (3 million).
Distribution costs
After removing the effect of the lower volume, distribution costs increased by $5 million, primarily as a result of an increase in the average length of haul, in part due to the closure of certain newsprint mills.

Depreciation and amortization
The lower depreciation and amortization is due to the permanent closure of a newsprint machine at our Augusta mill and the indefinite idling of our Thorold paper mill.

SPECIALTY PAPERS
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions, except where otherwise stated)	2017	2016	2017	2016
Sales	$227	$255	$467	$522
Operating (loss) income (1)	(7)	15	(3)	20
EBITDA (2)	4	25	20	43
(In thousands of short tons)
Shipments	349	382	713	775
Downtime	17	4	23	6

	June 30,
(Unaudited, in thousands of short tons)	2017	2016
Finished goods inventory	93	88

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2017	2016	2017	2016
Net (loss) income including noncontrolling interests	$(7)	$15	$(3)	$20
Depreciation and amortization	11	10	23	23
EBITDA	4	25	20	43
Industry trends
Demand for uncoated mechanical papers in the first half of the year was down by 8.0% in North America. SC papers and standard papers were down by 10.1% and 4.6%, respectively. Industry production through June was down by 11.5%, keeping operating rates at around 91%.

North American coated mechanical paper demand was down by 9.4% in the first half of the year. Production was also down significantly, by 109,000 short tons (99,000 metric tons), which represents a reduction of 8.3%. Consequently, operating rates in North America were 91% for the period. North American coated mechanical paper imports were down by 9,000 short tons (8,000 metric tons) in the period, which represents a decrease of 4.9%.

Three months ended June 30, 2017 vs. June 30, 2016
Operating (loss) income variance analysis

SPECIALTY PAPERS
(unaudited, in $ millions)

15
(23)
(5)
14
(11)
2
3
(2)
(1)
1
(7)
Q2'16 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q2'17 OPERATING LOSS

Sales
Specialty paper sales decreased by $28 million, or 11%, to $227 million in the quarter. The average transaction price dropped by $17 per short ton as a result of lower market prices across all grades, but mostly for SC. Shipments were 33,000 short tons (30,000 metric tons) lower, or 9%.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effects of the Canadian dollar fluctuation and lower volume, our manufacturing costs increased by $11 million in the quarter, primarily due to:

•	higher maintenance and related labor costs ($4 million);

•	lower internal hydroelectric generation ($3 million); and

•	higher natural gas prices ($2 million).

Six months ended June 30, 2017 vs. June 30, 2016
Operating (loss) income variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING (LOSS) INCOME VARIANCE

20
(42)
(13)
27
1
6
(2)
(3)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q2'16 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q2'17 OPERATING LOSS

Sales
Specialty paper sales decreased by $55 million, or 11%, to $467 million in the first half of the year. The average transaction price dropped by $19 per short ton as a result of lower market prices across all grades, but mostly for coated mechanical and SC. Shipments were 62,000 short tons (56,000 metric tons) lower, or 8%.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of the lower volume, our manufacturing costs improved by $1 million in the period, primarily due to:

•	better power costs ($4 million), due to lower prices; and

•	favorable chemical costs ($3 million), due to cost reduction initiatives;
partly offset by:

•	higher natural gas prices ($4 million); and

•	lower internal hydroelectric generation ($3 million).

CORPORATE AND OTHER
Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2017	2016	2017	2016
Cost of sales, excluding depreciation, amortization and distribution costs	$(15)	$(8)	$(26)	$(12)
Depreciation and amortization	(6)	(3)	(11)	(6)
Selling, general and administrative expenses	(7)	(7)	(17)	(15)
Closure costs, impairment and other related charges	(65)	(37)	(72)	(37)
Net gain on disposition of assets	—	—	—	2
Operating loss	$(93)	$(55)	$(126)	$(68)
Interest expense	(12)	(9)	(23)	(19)
Other income, net	5	—	5	13
Income tax provision	(19)	(13)	(48)	(23)
Net loss including noncontrolling interests	$(119)	$(77)	$(192)	$(97)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in millions)	2017	2016	2017	2016
Net loss including noncontrolling interests	$(119)	$(77)	$(192)	$(97)
Interest expense	12	9	23	19
Income tax provision	19	13	48	23
Depreciation and amortization	6	3	11	6
EBITDA	$(82)	$(52)	$(110)	$(49)
Foreign exchange translation (gain) loss	(3)	3	(3)	(3)
Closure costs, impairment and other related charges	65	37	72	37
Inventory write-downs related to closures	9	5	13	5
Start-up costs	7	1	15	4
Net gain on disposition of assets	—	—	—	(2)
Non-operating pension and OPEB (credits) costs	(1)	2	(4)	4
Other income, net	(2)	(3)	(2)	(10)
Adjusted EBITDA	$(7)	$(7)	$(19)	$(14)
Three months ended June 30, 2017 vs. June 30, 2016
Cost of sales, excluding depreciation, amortization and distribution costs
We incurred COS of $15 million in the quarter, including:

•
write-downs of mill stores and other supplies ($9 million), primarily related to the indefinite idling of a paper machine at our Catawba paper mill in the second quarter of 2017, and the permanent closure of our Mokpo paper mill in the first quarter of 2017; and

•	start-up costs ($5 million) for the Calhoun tissue manufacturing and converting facility.

This compares to COS of $8 million in the year-ago period, consisting mostly of write-downs of mill stores and other supplies ($5 million), primarily related to the permanent closure of a newsprint machine at our Augusta mill in the second quarter of 2016.
Depreciation and amortization
Depreciation and amortization was $3 million higher in the quarter, mainly because of the amortization of costs associated with the Calhoun tissue manufacturing and converting facility, and the additional costs related to the implementation of our integrated business management software.
Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $65 million in the quarter, which included:

•	a long-lived asset impairment charge related to our Coosa Pines pulp mill ($55 million); and

•	a long-lived asset impairment charge ($5 million), and severance and other closure-related costs ($4 million) in connection with the indefinite idling of a paper machine at our Catawba paper mill.
In the same period last year, we recorded closure costs, impairment and other related charges of $37 million, primarily for accelerated depreciation in connection with the permanent closure of a newsprint machine at our Augusta mill.
Six months ended June 30, 2017 vs. June 30, 2016
Cost of sales, excluding depreciation, amortization and distribution costs
We incurred COS of $26 million in the first six months of 2017, comprised of:

•	write-downs of mill stores and other supplies ($13 million), primarily related to the indefinite idling of a paper machine at our Catawba paper mill and the permanent closure of our Mokpo paper mill;

•	start-up costs ($12 million) for the Calhoun tissue manufacturing and converting facility; and

•	asset preservation costs ($6 million), primarily related to the indefinite idling of our Thorold paper mill in the first quarter of 2017, and our permanently closed Fort Frances mill;
offset by non-operating pension and OPEB credits ($5 million).
This compares to COS of $12 million in the year-ago period, which included write-downs of mill stores and other supplies ($5 million), mostly as a result of the permanent closure of a newsprint machine at our Augusta mill, non-operating pension and OPEB costs of $3 million, and start-up costs of $3 million for the continuous pulp digester project and tissue manufacturing and converting facility, both in Calhoun.
Depreciation and amortization
Depreciation and amortization was $5 million higher in the first half of the year, mainly because of the amortization of costs associated with the Calhoun tissue manufacturing and converting facility, and the additional costs related to the implementation of our integrated business management software.
Closure costs, impairment and other related charges
In 2017, we recorded closure costs, impairment and other related charges of $72 million, comprised of:

•	a long-lived asset impairment charge related to our Coosa Pines pulp mill ($55 million);

•	a long-lived asset impairment charge ($5 million) and severance and other closure-related costs ($4 million) in connection with the indefinite idling of a paper machine at our Catawba paper mill; and

•	severance and other costs related to the permanent closure of our paper mill in Mokpo ($7 million).
In 2016, we recorded closure costs, impairment and other related charges of $37 million, primarily for accelerated depreciation in connection with the permanent closure of a newsprint machine at our Augusta mill.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our revolving credit facilities to fund our operations, make pension contributions, and finance our working capital and capital expenditures. In addition, from time to time we may use available cash to reduce debt. As of June 30, 2017, we had cash and cash equivalents of $44 million and availability of $370 million under our revolving credit facilities.
In our view, we have sufficient financial resources available to finance our business plan, meet working capital requirements and maintain an appropriate level of capital spending.
Flow of Funds
Summary of cash flows
A summary of cash flows for the six months ended June 30, 2017, was as follows:

	Six Months Ended June 30,
(Unaudited, in millions)	2017	2016
Net cash provided by operating activities	$60	$69
Net cash used in investing activities	(129)	(107)
Net cash provided by financing activities	77	19
Effect of exchange rate changes on cash and cash equivalents	1	1
Net increase (decrease) in cash and cash equivalents	$9	$(18)
Six months ended June 30, 2017 vs. June 30, 2016
Net cash provided by operating activities
We generated $60 million of cash from operating activities in the first half of 2017, compared to $69 million in the year-ago period. The decrease is mainly attributable to start-up costs for the Calhoun tissue manufacturing and converting facility, and closure costs in connection with the indefinite idling of a paper machine at our Catawba paper mill and our paper mill in Mokpo, offset in part by higher profitability.
Net cash used in investing activities
Cash used in investing activities, up $22 million against the year-ago period, consisted mostly of cash invested in fixed assets of $116 million, which reflects investments in strategic projects such as the tissue manufacturing and converting facility in Calhoun, for which $84 million was spent in 2017, compared to $62 million spent in the year-ago period. The current period also included countervailing duty cash deposits of $12 million and $4 million on our imports of SC papers and softwood lumber products to the U.S. from our Canadian mills, respectively, compared to $12 million on SC papers in the prior year. The first half of 2016 also included a consideration of $5 million received from the disposition of our 50% interest in Produits Forestiers Petit-Paris Inc.
Net cash provided by financing activities
We borrowed $77 million under our revolving credit facilities in the first half of 2017, compared to $20 million borrowed in the same period of 2016, primarily to support the completion of the tissue project.
Canadian softwood lumber exports to the U.S.
On April 24, 2017, the U.S. Department of Commerce (or “Commerce”) announced its preliminary determinations in the countervailing duty investigation into the alleged subsidization of Canadian softwood lumber product exports to the U.S., and, as a result, since April 28, 2017, we have been required to pay cash deposits to the U.S. at a rate of 12.82% for estimated countervailing duties on our imports to the U.S. of softwood lumber products produced at our Canadian sawmills. Based on the 12.82% rate and our current operating parameters, cash deposits on our imports of the affected softwood lumber products to the U.S. could be as high as $50 million per year.

On June 26, 2017, Commerce announced its preliminary determinations in the anti-dumping investigation into the alleged dumping of Canadian softwood lumber product exports to the U.S., and, as a result, since June 30, 2017, we have been required to pay cash deposits to the U.S. at a rate of 4.59% for estimated anti-dumping duties on our imports to the U.S. of softwood lumber products produced at our Canadian sawmills. Based on the 4.59% rate and our current operating parameters, cash deposits on our imports of the affected softwood lumber products to the U.S. could be as high as $20 million per year.
The preliminary rates set in the countervailing and anti-dumping duty investigations are expected to remain in effect for up to four and six months, respectively. If Commerce does not issue a duty order before such a period lapses, we would not be required to pay deposits for that duty until Commerce issues its order. If as a result of such an order we are subject to duty deposit requirements on any of our softwood lumber product imports to the U.S., then we would be required to resume making cash deposits at the rate set in the order until Commerce sets a duty rate in a subsequent administrative review. Based on the preliminary rates and our current operating parameters, cash deposits on our imports of the affected softwood lumber products to the U.S. would be approximately $17 million for the initial four-month period of the countervailing duty investigation, and $8 million for the initial six-month period of the anti-dumping duty investigation. We do not expect a countervailing duty order to be issued before the four-month period lapses, and as a result, we would not be required to pay additional countervailing duty deposits until Commerce issues its order.
In addition, before Commerce issues any countervailing or anti-dumping duty order, the International Trade Commission (“ITC”) must determine whether any alleged subsidization or dumping threatens injury to the U.S. softwood industry or causes current injury. If the ITC determines that there is a threat of injury or no injury, rather than current injury, then all deposits paid between Commerce’s preliminary determination and its countervailing or anti-dumping duty order, would be returned.
Employee Benefits Plans
Canadian funding requirements
On March 31, 2017, we reached an agreement with the province of Ontario with respect to the additional solvency deficit reduction contributions required for past capacity reductions in Ontario, as provided by the terms of the undertakings in connection with the funding relief regulations, stipulating that we are no longer required to make additional contributions for capacity reductions that occurred in Ontario after April 15, 2014. As a result, our requirement to make additional contributions to our material Canadian registered pension plans was reduced by Cdn $16 million for 2017 and Cdn $8 million for 2018. The expiration of the original 2010 undertaking in December 2015 did not eliminate the obligations already incurred under the terms of that undertaking prior to its expiration.
In addition, estimated contributions to our Quebec pension plans through 2020 upon our voluntary exit from the Quebec funding relief regulations, are expected to be reduced by approximately Cdn $40 million ($31 million, based on the exchange rate in effect on June 30, 2017), including Cdn $8 million in 2017, following clarifications with respect to the application of the Quebec’s Supplemental Pension Plans Act (or “SPPA”).
As provided under the Quebec’s SPPA, our 2017 annual contributions to our Quebec plans were finalized in the third quarter of 2017. As such, contributions to our Quebec plans for the first half of 2017 were unchanged from 2016, but will be reduced for the remainder of the year, including a retroactive reduction of Cdn $13 million in the third quarter of 2017.
When we refer to the funding relief regulations, we mean the regulations specific to us, adopted by the provinces of Quebec and Ontario, that previously governed the funding of our material Quebec registered pension plans, and that continue to govern the funding of our material Ontario registered pension plans.

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
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of June 30, 2017. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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
In addition to the legal proceedings presented under Part I, Item 3, “Legal Proceedings,” in our 2016 Annual Report, see the description of our material pending legal proceedings in Note 11, “Commitments and Contingencies – Legal matters,” to our Consolidated Financial Statements, which is incorporated in this “Item 1 – Legal Proceedings” by reference.

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

RESOLUTE FOREST PRODUCTS INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

†10.1*	Offer Letter between Patrice Minguez and Resolute Forest Products Inc., dated July 24, 2017.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.
†	This is a management contract or compensatory plan or arrangement.
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
Silvana Travaglini
Vice President and Chief Accounting Officer
Date: August 9, 2017

RESOLUTE FOREST PRODUCTS INC.

EXHIBIT INDEX

Exhibit No.	Description

†10.1*	Offer Letter between Patrice Minguez and Resolute Forest Products Inc., dated July 24, 2017.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.
†	This is a management contract or compensatory plan or arrangement.
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