Form 10-Q
period 2017-09-30
Resolute Forest Products Inc.
filed 2017-11-09
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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
Yes ☑    No  ☐
As of October 31, 2017, there were 89,798,406 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$885	$888	$2,615	$2,656
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	624	681	1,936	2,026
Depreciation and amortization	52	51	153	157
Distribution costs	110	109	328	331
Selling, general and administrative expenses	43	37	123	115
Closure costs, impairment and other related charges	10	—	82	37
Net gain on disposition of assets	(2)	—	(2)	(2)
Operating income (loss)	48	10	(5)	(8)
Interest expense	(13)	(10)	(36)	(29)
Other income, net	6	1	11	14
Income (loss) before income taxes	41	1	(30)	(23)
Income tax (provision) benefit	(15)	14	(63)	(9)
Net income (loss) including noncontrolling interests	26	15	(93)	(32)
Net income attributable to noncontrolling interests	(2)	(1)	(4)	(4)
Net income (loss) attributable to Resolute Forest Products Inc.	$24	$14	$(97)	$(36)
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.27	$0.16	$(1.07)	$(0.40)
Diluted	0.26	0.15	(1.07)	(0.40)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	90.5	89.9	90.4	89.8
Diluted	91.6	90.4	90.4	89.8
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) including noncontrolling interests	$26	$15	$(93)	$(32)
Other comprehensive (loss) income:
Unamortized prior service credits
Change in unamortized prior service credits	(5)	(4)	(12)	(12)
Income tax provision	—	—	—	—
Change in unamortized prior service credits, net of tax	(5)	(4)	(12)	(12)
Unamortized actuarial losses
Change in unamortized actuarial losses	(2)	12	25	36
Income tax provision	(3)	(3)	(8)	(9)
Change in unamortized actuarial losses, net of tax	(5)	9	17	27
Foreign currency translation	1	(1)	1	—
Other comprehensive (loss) income, net of tax	(9)	4	6	15
Comprehensive income (loss) including noncontrolling interests	17	19	(87)	(17)
Comprehensive income attributable to noncontrolling interests	(2)	(1)	(4)	(4)
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$15	$18	$(91)	$(21)
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amount)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$38	$35
Accounts receivable, net:
Trade	377	358
Other	72	83
Inventories, net	555	570
Other current assets	53	35
Total current assets	1,095	1,081
Fixed assets, less accumulated depreciation of $1,568 and $1,415 as of September 30, 2017 and December 31, 2016, respectively	1,737	1,842
Amortizable intangible assets, less accumulated amortization of $20 and $16 as of September 30, 2017 and December 31, 2016, respectively	66	70
Goodwill	81	81
Deferred income tax assets	1,090	1,039
Other assets	163	164
Total assets	$4,232	$4,277

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$449	$466
Current portion of long-term debt	—	1
Total current liabilities	449	467
Long-term debt, net of current portion	832	761
Pension and other postretirement benefit obligations	1,249	1,281
Deferred income tax liabilities	9	2
Other liabilities	64	55
Total liabilities	2,603	2,566
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 117.8 shares issued and 89.8 shares outstanding as of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	3,783	3,775
Deficit	(1,307)	(1,207)
Accumulated other comprehensive loss	(749)	(755)
Treasury stock at cost, 28.0 shares as of September 30, 2017 and December 31, 2016	(120)	(120)
Total Resolute Forest Products Inc. shareholders’ equity	1,607	1,693
Noncontrolling interests	22	18
Total equity	1,629	1,711
Total liabilities and equity	$4,232	$4,277
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Nine Months Ended September 30, 2017
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2016	$—	$3,775	$(1,207)	$(755)	$(120)	$18	$1,711
Share-based compensation costs for equity-classified awards	—	8	—	—	—	—	8
Net (loss) income	—	—	(97)	—	—	4	(93)
Cumulative-effect adjustment upon deferred tax charge elimination (Note 10)	—	—	(3)	—	—	—	(3)
Other comprehensive income, net of tax	—	—	—	6	—	—	6
Balance as of September 30, 2017	$—	$3,783	$(1,307)	$(749)	$(120)	$22	$1,629

	Nine Months Ended September 30, 2016
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2015	$—	$3,765	$(1,126)	$(587)	$(120)	$13	$1,945
Share-based compensation costs for equity-classified awards	—	8	—	—	—	—	8
Net (loss) income	—	—	(36)	—	—	4	(32)
Other comprehensive income, net of tax	—	—	—	15	—	—	15
Balance as of September 30, 2016	$—	$3,773	$(1,162)	$(572)	$(120)	$17	$1,936
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss including noncontrolling interests	$(93)	$(32)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	8	8
Depreciation and amortization	153	157
Closure costs, impairment and other related charges	68	36
Inventory write-downs related to closures	24	5
Deferred income taxes	60	5
Net pension contributions and other postretirement benefit payments	(94)	(102)
Net gain on disposition of assets	(2)	(2)
Gain on translation of foreign currency denominated deferred income taxes	(80)	(53)
Loss on translation of foreign currency denominated pension and other postretirement benefit obligations	65	44
Gain on disposition of equity method investment	—	(5)
Net planned major maintenance payments	(6)	(6)
Changes in working capital:
Accounts receivable	(6)	21
Inventories	(6)	(27)
Other current assets	(8)	(3)
Accounts payable and accrued liabilities	12	7
Other, net	4	(2)
Net cash provided by operating activities	99	51
Cash flows from investing activities:
Cash invested in fixed assets	(136)	(177)
Disposition of assets	3	5
Increase in countervailing duty cash deposits on supercalendered paper	(17)	(17)
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(18)	—
Increase in restricted cash, net	(2)	—
Decrease in deposit requirements for letters of credit, net	2	—
Net cash used in investing activities	(168)	(189)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	70	90
Issuance of long-term debt	—	46
Payments of debt	(1)	(1)
Payments of financing and credit facility fees	—	(1)
Net cash provided by financing activities	69	134
Effect of exchange rate changes on cash and cash equivalents	3	1
Net increase (decrease) in cash and cash equivalents	3	(3)
Cash and cash equivalents:
Beginning of period	35	58
End of period	$38	$55
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 1. Organization and Basis of Presentation
Nature of operations
Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us,” “Parent” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in over 70 countries. We own or operate some 40 manufacturing facilities, as well as power generation assets, in the United States and Canada.
Financial statements
Our interim consolidated financial statements and related notes (“Consolidated Financial Statements”) are unaudited and have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year. These unaudited interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. Certain prior period amounts in our footnotes have been reclassified to conform to the 2017 presentation.
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
Accounting pronouncements not yet adopted
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts from Customers,” which provides a framework that replaces existing revenue recognition guidance in GAAP. In March 2016, April 2016, May 2016, and December 2016, the FASB also issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing,” ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” respectively, which further affect the guidance of ASU 2014-09. These updates are effective for fiscal years beginning after December 15, 2017. We plan to adopt these standards on January 1, 2018 using the modified retrospective approach.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

•
ASU 2014-09 provides presentation and disclosure requirements, which are more detailed than under current GAAP. We are therefore in the process of developing procedures to collect the required information to comply with the additional required financial statement disclosures.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires employers that present a measure of operating income in their statements of earnings to disaggregate and present only the service cost component of net periodic benefit cost in operating expenses (together with other employee compensation costs arising during the period). The other components of the net periodic benefit cost are to be reported separately outside any subtotal of operating income. This update is effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 31, 2016. We plan to adopt this ASU on January 1, 2018. The adoption of this accounting guidance will impact the presentation of our results of operations, the effect of which cannot be reasonably estimated due to the inherent uncertainties with respect to the variations in assumptions used to determine the net periodic benefit cost, and could be material.
Note 2. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the three and nine months ended September 30, 2017, were comprised of the following:

(Unaudited, in millions)	Impairment of Assets	Accelerated Depreciation	Pension and OPEB Plan Curtailments and Other	Severance and Other Costs	Total
Pulp mill in Coosa Pines, Alabama (1)
Third quarter	$—	$—	$—	$—	$—
First nine months	55	—	—	—	55
Permanent closures
Paper machine in Catawba, South Carolina
Third quarter	—	—	2	—	2
First nine months	5	—	2	4	11
Paper machines in Calhoun, Tennessee
Third quarter	—	6	—	2	8
First nine months	—	6	—	2	8
Paper mill in Mokpo, South Korea
Third quarter	—	—	—	—	—
First nine months	—	—	—	7	7
Other
Third quarter	—	—	—	—	—
First nine months	—	—	—	1	1
Total
Third quarter	$—	$6	$2	$2	$10
First nine months	60	6	2	14	82

(1)
As a result of the continued deterioration of actual and projected cash flows, we recorded long-lived asset impairment charges of $55 million for the nine months ended September 30, 2017, to reduce the carrying value of the assets to their estimated fair value, which was determined using the market approach, by reference to market transaction prices for similar assets. The fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Closure costs, impairment and other related charges for the three and nine months ended September 30, 2016, were comprised of the following:

(Unaudited, in millions)	Accelerated Depreciation	Severance and Other Costs	Total
Permanent closure
Paper machine in Augusta, Georgia
Third quarter	$—	$—	$—
First nine months	32	4	36
Other
Third quarter	—	—	—
First nine months	1	—	1
Total
Third quarter	$—	$—	$—
First nine months	33	4	37
Note 3. Other Income, Net
Other income, net for the three and nine months ended September 30, 2017 and 2016, was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2017	2016	2017	2016
Foreign exchange gain	$7	$—	$10	$3
Gain on disposition of equity method investment (1)	—	—	—	5
Miscellaneous (expense) income	(1)	1	1	6
	$6	$1	$11	$14

(1)
On February 1, 2016, we sold for total consideration of $5 million our interest in Produits Forestiers Petit-Paris Inc., an unconsolidated entity located in Saint-Ludger-de-Milot, Quebec, in which we had a 50% interest, resulting in a gain on disposition of $5 million.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 4. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the nine months ended September 30, 2017, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2016	$67	$(819)	$(3)	$(755)
Other comprehensive (loss) income before reclassifications	—	(15)	1	(14)
Amounts reclassified from accumulated other comprehensive loss (1)	(12)	32	—	20
Net current period other comprehensive (loss) income	(12)	17	1	6
Balance as of September 30, 2017	$55	$(802)	$(2)	$(749)

(1)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2017, were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(11)	Cost of sales, excluding depreciation, amortization and distribution costs (1)
Curtailment gain	(1)	Closure costs, impairment and other related charges (1)
	—	Income tax (provision) benefit
	$(12)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$38	Cost of sales, excluding depreciation, amortization and distribution costs (1)
Curtailment loss	1	Closure costs, impairment and other related charges (1)
Settlement loss	1	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	(8)	Income tax (provision) benefit
	$32	Net of tax
Total Reclassifications	$20	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and other postretirement benefit (“OPEB”) plans summarized in Note 9, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Net Income (Loss) Per Share
The reconciliation of the basic and diluted net income (loss) per share for the three and nine months ended September 30, 2017 and 2016, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Resolute Forest Products Inc.	$24	$14	$(97)	$(36)
Denominator:
Basic weighted-average number of Resolute Forest Products Inc. common shares outstanding	90.5	89.9	90.4	89.8
Dilutive impact of nonvested stock unit awards	1.1	0.5	—	—
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	91.6	90.4	90.4	89.8
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.27	$0.16	$(1.07)	$(0.40)
Diluted	$0.26	$0.15	$(1.07)	$(0.40)
The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) that were excluded from the calculation of diluted net income (loss) per share, as the impact would have been antidilutive, for the three and nine months ended September 30, 2017 and 2016, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2017	2016	2017	2016
Stock options	1.4	1.5	1.4	1.5
Stock unit awards	—	—	4.3	2.2
Note 6. Inventories, Net
Inventories, net as of September 30, 2017 and December 31, 2016, were comprised of the following:

(Unaudited, in millions)	September 30, 2017	December 31, 2016
Raw materials	$111	$126
Work in process	36	45
Finished goods	205	183
Mill stores and other supplies	203	216
	$555	$570
During the three months ended September 30, 2017, we recorded charges for write-downs of mill stores and other supplies of $11 million, primarily related to the permanent closure of two paper machines in Calhoun. During the nine months ended September 30, 2017, we also recorded charges of $13 million for write-downs of mill stores and other supplies primarily related to the permanent closures of a paper machine at our Catawba paper mill and our Mokpo paper mill. During the nine months ended September 30, 2016, we recorded charges of $5 million for write-downs of mill stores and other supplies primarily as a result of the permanent closure of a newsprint machine at our Augusta mill. These charges were included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of September 30, 2017 and December 31, 2016, were comprised of the following:

(Unaudited, in millions)	September 30, 2017	December 31, 2016
Trade accounts payable	$325	$346
Payroll, bonuses and severance payable	56	51
Accrued interest	14	5
Pension and other postretirement benefit obligations	18	17
Book overdrafts	—	13
Income and other taxes payable	9	7
Environmental liabilities	2	5
Other	25	22
	$449	$466
Note 8. Long-Term Debt
Overview
Long-term debt, including current portion, as of September 30, 2017 and December 31, 2016, was comprised of the following:

(Unaudited, in millions)	September 30, 2017	December 31, 2016
5.875% senior notes due 2023:
Principal amount	$600	$600
Deferred financing costs	(5)	(6)
Unamortized discount	(4)	(4)
Total senior notes due 2023	591	590
Term loan due 2025	46	46
Borrowings under revolving credit facilities	195	125
Capital lease obligation	—	1
Total debt	832	762
Less: Current portion of long-term debt	—	(1)
Long-term debt, net of current portion	$832	$761
2023 Notes
We issued $600 million in aggregate principal amount of 5.875% senior notes due 2023 (the “2023 Notes”) on May 8, 2013. Upon their issuance, the notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that is being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes, resulting in an effective interest rate of 6%. Interest on the notes is payable semi-annually on May 15 and November 15, until their maturity date of May 15, 2023. In connection with the issuance of the notes, we incurred financing costs of approximately $9 million, which were deferred and recorded as a reduction of the notes. These deferred financing costs are being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes. The fair value of the 2023 Notes was $595 million and $543 million as of September 30, 2017 and December 31, 2016, respectively, and was determined by reference to over-the-counter prices (Level 1).
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility (the “Senior Secured Credit Facility”) for up to $185 million. The Senior Secured Credit Facility provides a term loan of $46 million with a maturity date of September 7, 2025 (“Term Loan”), and a revolving credit facility of up to $139 million with a maturity date of September 7, 2022 (“Revolving Credit Facility”). As of September 30, 2017, we had $33 million of availability under the Revolving Credit Facility, net of $106 million of borrowings. The fair values of the Term Loan and Revolving Credit Facility approximated their carrying values

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

as of September 30, 2017, as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities (Level 2). We repaid $3 million of borrowings under the Revolving Credit Facility in the first 40 days of the fourth quarter of 2017.
ABL Credit Facility
On May 22, 2015, we entered into a senior secured asset-based revolving credit facility (the “ABL Credit Facility”), with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. The ABL Credit Facility will mature on May 22, 2020. As of September 30, 2017, we had $329 million of availability under the ABL Credit Facility, net of $89 million of borrowings and $40 million of ordinary course letters of credit outstanding. The fair value of the ABL Credit Facility approximated its carrying value as of September 30, 2017, as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities (Level 2). We repaid $27 million of borrowings under the ABL Credit Facility in the first 40 days of the fourth quarter of 2017.
Capital lease obligation
We have a capital lease obligation for a warehouse with a maturity date of December 1, 2017, which can be renewed for 20 years at our option. Minimum monthly payments are determined by an escalatory price clause.
Note 9. Employee Benefit Plans
Pension and OPEB plans
The components of net periodic benefit cost relating to our pension and OPEB plans for the three and nine months ended September 30, 2017 and 2016, were as follows:
Pension Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2017	2016	2017	2016
Service cost	$6	$5	$15	$15
Interest cost	51	54	149	161
Expected return on plan assets	(66)	(62)	(190)	(185)
Amortization of actuarial losses	14	13	42	40
Amortization of prior service credits	—	—	—	(1)
Net periodic benefit cost before special events	5	10	16	30
Curtailment, settlement and other losses	3	—	4	—
	$8	$10	$20	$30
OPEB Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2017	2016	2017	2016
Service cost	$—	$1	$1	$1
Interest cost	2	2	5	6
Amortization of actuarial gains	(1)	(1)	(4)	(4)
Amortization of prior service credits	(4)	(4)	(11)	(11)
Net periodic benefit cost before special events	(3)	(2)	(9)	(8)
Curtailment gain	(1)	—	(1)	—
	$(4)	$(2)	$(10)	$(8)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Defined contribution plans
Our expense for the defined contribution plans totaled $5 million and $6 million for the three months ended September 30, 2017 and 2016, respectively, and $16 million for both the nine months ended September 30, 2017 and 2016.
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
Note 10. Income Taxes
The income tax (provision) benefit attributable to income (loss) before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35% for the three and nine months ended September 30, 2017 and 2016, as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2017	2016	2017	2016
Income (loss) before income taxes	$41	$1	$(30)	$(23)
Income tax (provision) benefit:
Expected income tax (provision) benefit	(14)	—	11	8
Changes resulting from:
Valuation allowance (1)	(19)	(20)	(94)	(65)
Enactment of change in foreign tax rate	—	—	(12)	—
Adjustments for unrecognized tax benefits	—	37	—	37
Foreign exchange	8	(5)	9	(2)
State income taxes, net of federal income tax benefit	1	2	7	5
Foreign tax rate differences	7	4	15	11
Research and development tax incentives	1	—	1	—
Other, net	1	(4)	—	(3)
	$(15)	$14	$(63)	$(9)

(1)
We recorded a valuation allowance of $19 million and $20 million for the three months ended September 30, 2017 and 2016, respectively, and $94 million and $65 million for the nine months ended September 30, 2017 and 2016, respectively, primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets.

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 11. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activists’ damages, employment and workers’ compensation claims, Aboriginal claims and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of September 30, 2017, will not have a material adverse effect on our Consolidated Financial Statements.
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
On April 24, 2017, Commerce announced its preliminary determinations in the countervailing duty investigation, and, as a result, beginning April 28, 2017, we were required to pay cash deposits to the U.S. at a rate of 12.82% for estimated countervailing duties on our imports to the U.S. of softwood lumber products produced at our Canadian sawmills. The preliminary rate remained in effect until August 26, 2017, and we have not been required to pay countervailing duty deposits since then. On November 2, 2017, Commerce announced its final determinations in the countervailing duty investigation, including an estimated countervailing duty rate of 14.7% for our softwood lumber product imports to the U.S. from our Canadian sawmills. We will be required to pay cash deposits to the U.S. at that rate if and when the ITC publishes an affirmative final determination. If as a result of the ITC final determination, Commerce issues an order that we are subject to countervailing duty deposit requirements on any of our softwood lumber product imports to the U.S., then we will be required to resume making cash deposits at the 14.7% rate until Commerce sets a duty rate in a subsequent administrative review. Through September 30, 2017, our cash deposits totaled $15 million, and based on the 14.7% rate and our current operating parameters, could be as high as $65 million per year.
On June 26, 2017, Commerce announced its preliminary determinations in the anti-dumping duty investigation, and, as a result, since June 30, 2017, we have been required to pay cash deposits to the U.S. at a rate of 4.59% for estimated anti-dumping duties on our imports to the U.S. of softwood lumber products produced at our Canadian sawmills. On November 2, 2017, Commerce announced its final determinations in the investigation, including an estimated anti-dumping duty rate of 3.2% for our softwood lumber product imports to the U.S. from our Canadian sawmills. As a result, since November 8, 2017, we have been paying cash deposits for estimated anti-dumping duties at the 3.2% rate. Through September 30, 2017, our cash deposits totaled $3 million, and based on the 3.2% rate and our current operating parameters, could be as high as $15 million per year. If the ITC does not publish its final determination before the date that is six months from the preliminary determination date, we would not be required to pay anti-dumping duty deposits until the ITC publishes its final determination. If as a result of the ITC final determination, Commerce issues an order that we are subject to anti-dumping duty deposit requirements on any of our softwood lumber product imports to the U.S., then we would be required to resume making cash deposits at the 3.2% rate until Commerce sets a duty rate in a subsequent administrative review. Based on the preliminary 4.59% rate until November 7, 2017, and the 3.2% rate thereafter, and our current operating parameters, cash deposits on our imports of the affected softwood lumber products to the U.S. would be approximately $8 million for the initial six-month period of the anti-dumping duty investigation.
In addition, before Commerce issues any countervailing or anti-dumping duty order, the ITC must determine whether any alleged subsidization or dumping threatens injury to the U.S. softwood lumber industry or causes current injury. If the ITC determines that there is a threat of injury or no injury, rather than current injury, then all deposits paid between Commerce’s preliminary determination and the publication of the ITC’s final determination, would be returned.
We are not presently able to determine the ultimate resolution of these matters, but we believe it is not probable that we will ultimately be assessed with significant duties on our Canadian-produced softwood lumber products that are exported to the U.S. Accordingly, no contingent loss was recorded in respect of these petitions in our Consolidated Statement of Operations for the

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

nine months ended September 30, 2017, and our cash deposits were recorded in “Other assets” in our Consolidated Balance Sheets.
Countervailing duty investigation on SC paper
On February 26, 2015, a countervailing duty petition was filed with Commerce and the ITC by certain U.S. supercalendered (“SC”) paper producers requesting that the U.S. government impose countervailing duties on Canadian-origin SC paper exported to the U.S. market. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of SC paper to the U.S. and was selected as a mandatory respondent to be investigated by Commerce. As a result of that investigation, since August 3, 2015, we have been required to pay cash deposits to the U.S. for estimated countervailing duties on our imports to the U.S. of SC paper produced at our Canadian mills. Between August 3, 2015 and October 15, 2015, we were required to make cash deposits at a rate of 2.04%. On October 15, 2015, that rate increased to 17.87%, 17.10% of which was not based on any countervailable subsidy we received, but rather on a punitive application of “adverse facts available.” We are required to continue making cash deposits at the 17.87% rate until Commerce sets a countervailing duty rate in an administrative review. We were selected as a mandatory respondent in the first administrative review, which Commerce commenced on February 13, 2017. Our countervailing duty rate for our SC paper exported to the U.S. market in 2015, if any, will be based on Commerce’s determination in this administrative review as to whether we received countervailable subsidies that benefited our Canadian production of SC paper during the relevant period. Following the initial administrative review, which may not be finalized in 2017, we may remain subject to annual administrative reviews until December 2020, or possibly later, and the duty rate, if any, applicable to our SC paper exported to the U.S. market during periods subsequent to December 31, 2015, will be based on Commerce’s determinations in such future administrative reviews. The decision in each administrative review is subject to appeal. To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency will be converted into actual countervailing duties.
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
Through September 30, 2017, our cumulative cash deposits totaled $44 million, and based on our current operating parameters, could be as high as $25 million in 2017. We are not presently able to determine the ultimate resolution of this matter, but we believe it is not probable that we will ultimately be assessed with significant countervailing duties on our Canadian-produced SC paper. Accordingly, no contingent loss was recorded in respect of this petition in our Consolidated Statement of Operations for the nine months ended September 30, 2017. These cash deposits were recorded in “Other assets” in our Consolidated Balance Sheets.
Jedson Case
On March 9, 2017, Jedson Engineering, Inc. and Jedson C.M., Inc. (the “Jedson plaintiffs”) filed a complaint against our subsidiary, Resolute FP US Inc., and other defendants in state court in Tennessee. The complaint alleged breach of contract and violation of Tennessee's Prompt Pay Act for failure to pay for services in connection with the design and construction of our Calhoun tissue project, and sought a recovery of, and enforcement of mechanic’s liens for, approximately $10 million, plus interest and cost of litigation. On April 17, 2017, Resolute filed an answer and counterclaim alleging, among other things, breach of contract and professional negligence by the Jedson plaintiffs and seeking recovery for, among other things, resulting costs on the project. On April 4, 2017, the Jedson plaintiffs also filed a motion for an injunction under the Prompt Pay Act seeking immediate payment of monies claimed and, on April 20, 2017, a motion to abate Resolute FP US Inc.’s counterclaim, both of which we opposed and have not been heard by the court. On August 25, 2017, the Jedson plaintiffs amended their complaint. As amended, the complaint includes allegations of fraud, intentional and negligent misrepresentation, unjust enrichment, and a claim for punitive damages in an amount of up to approximately $20 million. The Company disputes the Jedson plaintiffs’ allegations, and intends to vigorously defend the action. The lawsuit is at a preliminary stage. Accordingly, we are not presently able to determine the ultimate resolution of this matter or to reasonably estimate the potential impact on our Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Modification of U.S. OPEB plan
Effective January 1, 2015, we modified our U.S. OPEB plan so that unionized participants, upon reaching Medicare eligibility, are provided Medicare coverage via a Medicare Exchange program rather than via a Company-sponsored medical plan. On March 2, 2016, a proposed class action lawsuit (Reynolds, et al v. Resolute Forest Products Inc., Resolute FP US Inc., Resolute FP US Health and Resolute Welfare Benefit Plan) was filed in the United States District Court for the Eastern District of Tennessee (“District Court”) on behalf of certain Medicare-eligible retirees who were previously unionized employees of our Calhoun, Catawba, and Coosa Pines mills, and their spouses and dependents (the “proposed class”). The plaintiffs allege that the modifications described above breach the collective bargaining agreements and plan covering the members of the proposed class in the lawsuit. Plaintiffs seek reinstatement of the health care benefits as in effect before January 1, 2015, for the proposed class in the lawsuit. On May 23, 2016, the Company filed a motion to dismiss the complaint. The motion to dismiss was denied by the District Court on March 1, 2017. On June 28, 2017, a settlement agreement in principle was reached between the parties to the lawsuit. Because the settlement will resolve the claims of the proposed class, court approval of the settlement will be required. A final settlement order issued by the court would result in an amendment of our U.S. OPEB plan and a corresponding increase to both “Pension and other postretirement benefit obligations” and “Accumulated other comprehensive loss” in our Consolidated Balance Sheet, with any such increase to be recorded at the date the plan amendment is adopted. We do not expect that the resulting increase would have a material impact on our Consolidated Financial Statements.
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (“Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($11 million, based on the exchange rate in effect on September 30, 2017) for the eventual payment of those claims. The hearing in this matter is expected to begin in 2019.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($120 million, based on the exchange rate in effect on September 30, 2017), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date.
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
We have recorded $8 million of environmental liabilities as of both September 30, 2017 and December 31, 2016, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We have also recorded $24 million and $23 million of asset retirement obligations as of September 30, 2017 and December 31, 2016, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
Other matters
On October 30, 2014, we received a notice from the Ministry of Natural Resources and Forestry of Ontario (the “MNRF”) directing us to repay a conditional amount of Cdn $23 million ($18 million, based on the exchange rate in effect on September 30, 2017) offered to us in 2007 toward the construction of an electricity-producing turbine, should we fail to restart our Fort Frances, Ontario, pulp and paper mill or otherwise implement an alternative remedy acceptable to the MNRF. Several extensions of the deadline to implement an alternative remedy were granted to us by the MNRF, the last of which extended the remedy date to June 30, 2017. However, as a result of an agreement reached on June 29, 2017, we will not be required to repay this amount.

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
Information about certain segment data for the three and nine months ended September 30, 2017 and 2016, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue	Wood Products (2)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
Third quarter
2017	$227	$21	$219	$199	$219	$885	$—	$885
2016	198	23	168	242	257	888	—	888
First nine months
2017	649	61	593	626	686	2,615	—	2,615
2016	619	70	432	756	779	2,656	—	2,656
Depreciation and amortization
Third quarter
2017	$8	$2	$9	$16	$11	$46	$6	$52
2016	10	2	7	17	11	47	4	51
First nine months
2017	24	4	25	49	34	136	17	153
2016	28	6	23	56	34	147	10	157
Operating income (loss)
Third quarter
2017	$19	$(3)	$64	$(6)	$7	$81	$(33)	$48
2016	4	(5)	36	(8)	(4)	23	(13)	10
First nine months
2017	42	(4)	129	(17)	4	154	(159)	(5)
2016	33	(11)	52	(17)	16	73	(81)	(8)

(1)
Inter-segment sales of $9 million and $11 million for the three months ended September 30, 2017 and 2016, respectively, and $28 million and $26 million for the nine months ended September 30, 2017 and 2016, respectively, which are transacted at cost, were excluded from market pulp sales.

(2)
Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $6 million and $4 million for the three months ended September 30, 2017 and 2016, respectively, and $16 million and $14 million for the nine months ended September 30, 2017 and 2016, respectively.

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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, the Balance Sheets as of September 30, 2017 and December 31, 2016, and the Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries also on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2017
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$716	$570	$(401)	$885
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	669	357	(402)	624
Depreciation and amortization	—	18	34	—	52
Distribution costs	—	39	71	—	110
Selling, general and administrative expenses	4	19	20	—	43
Closure costs, impairment and other related charges	—	10	—	—	10
Net gain on disposition of assets	—	—	(2)	—	(2)
Operating (loss) income	(4)	(39)	90	1	48
Interest expense	(23)	(3)	(3)	16	(13)
Other income, net	—	20	2	(16)	6
Equity in income (loss) of subsidiaries	51	(3)	—	(48)	—
Income (loss) before income taxes	24	(25)	89	(47)	41
Income tax provision	—	—	(15)	—	(15)
Net income (loss) including noncontrolling interests	24	(25)	74	(47)	26
Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income (loss) attributable to Resolute Forest Products Inc.	$24	$(25)	$72	$(47)	$24
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$15	$(41)	$79	$(38)	$15

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Nine Months Ended September 30, 2017
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,131	$1,660	$(1,176)	$2,615
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,028	1,084	(1,176)	1,936
Depreciation and amortization	—	55	98	—	153
Distribution costs	—	119	210	(1)	328
Selling, general and administrative expenses	18	53	52	—	123
Closure costs, impairment and other related charges	—	74	8	—	82
Net gain on disposition of assets	—	—	(2)	—	(2)
Operating (loss) income	(18)	(198)	210	1	(5)
Interest expense	(65)	(7)	(9)	45	(36)
Other income, net	—	53	3	(45)	11
Equity in loss of subsidiaries	(14)	(2)	—	16	—
(Loss) income before income taxes	(97)	(154)	204	17	(30)
Income tax provision	—	(1)	(62)	—	(63)
Net (loss) income including noncontrolling interests	(97)	(155)	142	17	(93)
Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
Net (loss) income attributable to Resolute Forest Products Inc.	$(97)	$(155)	$138	$17	$(97)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(91)	$(173)	$162	$11	$(91)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2016
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$722	$538	$(372)	$888
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	684	366	(369)	681
Depreciation and amortization	—	19	32	—	51
Distribution costs	—	43	66	—	109
Selling, general and administrative expenses	5	14	18	—	37
Operating (loss) income	(5)	(38)	56	(3)	10
Interest expense	(20)	—	(3)	13	(10)
Other income, net	—	11	3	(13)	1
Equity in income of subsidiaries	39	11	—	(50)	—
Income (loss) before income taxes	14	(16)	56	(53)	1
Income tax benefit	—	—	13	1	14
Net income (loss) including noncontrolling interests	14	(16)	69	(52)	15
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to Resolute Forest Products Inc.	$14	$(16)	$68	$(52)	$14
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$18	$(19)	$75	$(56)	$18

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Nine Months Ended September 30, 2016
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,193	$1,591	$(1,128)	$2,656
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,067	1,084	(1,125)	2,026
Depreciation and amortization	—	62	95	—	157
Distribution costs	—	126	205	—	331
Selling, general and administrative expenses	15	46	54	—	115
Closure costs, impairment and other related charges	—	37	—	—	37
Net gain on disposition of assets	—	—	(2)	—	(2)
Operating (loss) income	(15)	(145)	155	(3)	(8)
Interest expense	(59)	—	(9)	39	(29)
Other income, net	—	46	7	(39)	14
Equity in income (loss) of subsidiaries	38	(11)	—	(27)	—
(Loss) income before income taxes	(36)	(110)	153	(30)	(23)
Income tax provision	—	(1)	(9)	1	(9)
Net (loss) income including noncontrolling interests	(36)	(111)	144	(29)	(32)
Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
Net (loss) income attributable to Resolute Forest Products Inc.	$(36)	$(111)	$140	$(29)	$(36)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(21)	$(120)	$164	$(44)	$(21)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2017
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$4	$34	$—	$38
Accounts receivable, net	—	301	148	—	449
Accounts receivable from affiliates	1	505	632	(1,138)	—
Inventories, net	—	260	306	(11)	555
Note, advance and interest receivable from parent	—	536	—	(536)	—
Notes and interest receivable from affiliates	—	47	—	(47)	—
Other current assets	—	23	30	—	53
Total current assets	1	1,676	1,150	(1,732)	1,095
Fixed assets, net	—	698	1,039	—	1,737
Amortizable intangible assets, net	—	13	53	—	66
Goodwill	—	81	—	—	81
Deferred income tax assets	—	—	1,087	3	1,090
Note receivable from parent	—	318	—	(318)	—
Note receivable from affiliate	—	117	—	(117)	—
Investments in consolidated subsidiaries and affiliates	3,907	2,066	—	(5,973)	—
Other assets	—	89	74	—	163
Total assets	$3,908	$5,058	$3,403	$(8,137)	$4,232
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$14	$186	$249	$—	$449
Accounts payable to affiliates	505	632	1	(1,138)	—
Note, advance and interest payable to subsidiaries	536	—	—	(536)	—
Notes and interest payable to affiliate	—	—	47	(47)	—
Total current liabilities	1,055	818	297	(1,721)	449
Long-term debt, net of current portion	591	241	—	—	832
Note payable to subsidiary	318	—	—	(318)	—
Note payable to affiliate	—	—	117	(117)	—
Pension and other postretirement benefit obligations	—	381	868	—	1,249
Deferred income tax liabilities	—	2	7	—	9
Other liabilities	2	24	38	—	64
Total liabilities	1,966	1,466	1,327	(2,156)	2,603
Total equity	1,942	3,592	2,076	(5,981)	1,629
Total liabilities and equity	$3,908	$5,058	$3,403	$(8,137)	$4,232

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2017
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$69	$30	$—	$99
Cash flows from investing activities:
Cash invested in fixed assets	—	(106)	(30)	—	(136)
Disposition of assets	—	—	3	—	3
Increase in countervailing duty cash deposits on supercalendered paper	—	(17)	—	—	(17)
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	—	(18)	—	—	(18)
Increase in restricted cash, net	—	—	(2)	—	(2)
Decrease in deposit requirements for letters of credit, net	—	—	2	—	2
Decrease in notes receivable from affiliate	—	5	—	(5)	—
Net cash used in investing activities	—	(136)	(27)	(5)	(168)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	—	70	—	—	70
Payments of debt	—	(1)	—	—	(1)
Decrease in notes payable to affiliate	—	—	(5)	5	—
Net cash provided by (used in) financing activities	—	69	(5)	5	69
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
Net increase in cash and cash equivalents	—	2	1	—	3
Cash and cash equivalents:
Beginning of period	—	2	33	—	35
End of period	$—	$4	$34	$—	$38

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2016
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$21	$30	$—	$51
Cash flows from investing activities:
Cash invested in fixed assets	—	(126)	(51)	—	(177)
Disposition of assets	—	—	5	—	5
Increase in countervailing duty cash deposits on supercalendered paper	—	(17)	—	—	(17)
Increase in notes receivable from affiliate	—	(4)	—	4	—
Net cash used in investing activities	—	(147)	(46)	4	(189)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	—	90	—	—	90
Issuance of long-term debt	—	46	—	—	46
Payments of debt	—	(1)	—	—	(1)
Payments of financing and credit facility fees	—	(1)	—	—	(1)
Increase in notes payable to affiliate	—	—	4	(4)	—
Net cash provided by financing activities	—	134	4	(4)	134
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	8	(11)	—	(3)
Cash and cash equivalents:
Beginning of period	—	13	45	—	58
End of period	$—	$21	$34	$—	$55

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this Form 10-Q include, but are not limited to, the impact of: developments in non-print media, and the effectiveness of our responses to these developments; the highly cyclical nature of the forest products industry; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions, such as Atlas Paper Holdings, Inc. and its subsidiaries, or divestitures or other strategic transactions or projects, such as our Calhoun, Tennessee, tissue operations; uncertainty or changes in political or economic conditions in the U.S., Canada or other countries in which we manufacture or sell our products; global economic conditions; any difficulties in obtaining wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; physical and financial risks associated with global, regional and local climate conditions and change; any disruption in operations or increased labor costs due to labor disputes; disruptions to our supply chain, operations or the delivery of our products; cybersecurity risks; negative publicity, even if unjustified; currency fluctuations; any increase in the level of required contributions to our pension plans, including as a result of any increase in the amount by which they are underfunded; the terms of our outstanding indebtedness, which could restrict our current and future operations; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; losses that are not covered by insurance; any additional closure costs and long-lived asset or goodwill impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets; our exports from one country to another country becoming or remaining subject to duties, cash deposit requirements, border taxes, quotas or other trade remedies or restrictions; the future regulation of our Canadian exports to the U.S., including softwood lumber and supercalendered (or “SC”) and uncoated groundwood (or “UGW”) paper; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls or other laws relating to our international sales and operations; unanticipated outcomes of legal proceedings or disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission, or the “SEC”, on March 1, 2017 (the “2016 Annual Report”).
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
OVERVIEW
Resolute Forest Products is a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in over 70 countries. The company owns or operates some 40 manufacturing facilities, as well as power generation assets, in the U.S. and Canada. We are the largest Canadian producer of wood products east of the Canadian Rockies and one of the most significant pulp producers in North America. By capacity, we are the number one producer of newsprint in the world and the largest producer of uncoated mechanical papers in North America. We are also an emerging tissue producer.
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
Third Quarter Overview
In the first quarter of 2017, we changed our presentation of segment operating income to reallocate the amortization of prior service credits component of pension and other postretirement benefit (or “OPEB”) costs from the reportable segments to “corporate and other.” Current service costs will continue to be allocated to the reportable segments. We now also treat the amortization of prior service credits component of pension and OPEB costs as a special item to be adjusted for purposes of establishing our non-GAAP performance measures, as further described below in note 1 under “Third Quarter Overview,” and in note 1 under “Results of Operations – Consolidated Results – Selected Financial Information,” together with our non-operating pension and OPEB costs and credits. This approach is consistent with the indicators management uses internally to evaluate performance, including those used by the chief operating decision maker. Prior period amounts have been reclassified to conform to the 2017 presentation.
Three months ended September 30, 2017 vs. September 30, 2016
Our operating income was $48 million in the quarter, compared to $10 million in the third quarter of 2016. Excluding special items, we generated operating income of $66 million, compared to $13 million in the year-ago period. Special items are described below.
Our net income in the quarter was $24 million, or $0.26 per share, compared to $14 million, or $0.15 per share, in the year-ago period. Our net income in the quarter, excluding special items, was $31 million, or $0.34 per share, compared to $15 million, or $0.17 per share, in the year-ago period.

Three Months Ended September 30, 2017	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$48	$24	$0.26
Adjustments for special items:
Foreign exchange gain	—	(7)	(0.08)
Closure costs, impairment and other related charges	10	10	0.11
Inventory write-downs related to closures	11	11	0.12
Start-up costs	3	3	0.03
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and OPEB credits	(4)	(4)	(0.04)
Other expense, net	—	1	0.01
Income tax effect of special items	—	(5)	(0.05)
Adjusted for special items (1)	$66	$31	$0.34

Three Months Ended September 30, 2016	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$10	$14	$0.15
Adjustments for special items:
Start-up costs	1	1	0.01
Non-operating pension and OPEB costs	2	2	0.03
Other income, net	—	(1)	(0.01)
Income tax effect of special items	—	(1)	(0.01)
Adjusted for special items (1)	$13	$15	$0.17

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under generally accepted accounting principles (or “GAAP”). We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our Consolidated Statements of Operations, adjusted for items such as closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, non-operating pension and OPEB costs and credits, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income (loss), in addition to foreign exchange gains and losses, other income (expense), net, and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

Nine months ended September 30, 2017 vs. September 30, 2016
Our operating loss was $5 million in the first nine months of the year, compared to $8 million in the year-ago period. Excluding special items, we generated operating income of $109 million, compared to $43 million in the year-ago period. Special items are described below.
Our net loss in the first nine months of the year was $97 million, or $1.07 per share, compared to $36 million, or $0.40 per share, in the year-ago period. Our net loss in the period, excluding special items, was $2 million, or $0.02 per share, compared to $5 million, or $0.06 per share, in the year-ago period.

Nine Months Ended September 30, 2017	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(5)	$(97)	$(1.07)
Adjustments for special items:
Foreign exchange gain	—	(10)	(0.11)
Closure costs, impairment and other related charges	82	82	0.91
Inventory write-downs related to closures	24	24	0.26
Start-up costs	18	18	0.20
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and OPEB credits	(8)	(8)	(0.09)
Other income, net	—	(1)	(0.01)
Income tax effect of special items	—	(8)	(0.09)
Adjusted for special items (1)	$109	$(2)	$(0.02)

Nine Months Ended September 30, 2016	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(8)	$(36)	$(0.40)
Adjustments for special items:
Foreign exchange gain	—	(3)	(0.04)
Closure costs, impairment and other related charges	37	37	0.41
Inventory write-downs related to closures	5	5	0.06
Start-up costs	5	5	0.06
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and OPEB costs	6	6	0.07
Other income, net	—	(11)	(0.13)
Income tax effect of special items	—	(6)	(0.07)
Adjusted for special items (1)	$43	$(5)	$(0.06)

(1)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – Third Quarter Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except per share amounts)	2017	2016	2017	2016
Sales	$885	$888	$2,615	$2,656
Operating income (loss) per segment:
Market pulp	19	4	42	33
Tissue	(3)	(5)	(4)	(11)
Wood products	64	36	129	52
Newsprint	(6)	(8)	(17)	(17)
Specialty papers	7	(4)	4	16
Segment total	81	23	154	73
Corporate and other	(33)	(13)	(159)	(81)
Operating income (loss)	48	10	(5)	(8)
Net income (loss) attributable to Resolute Forest Products Inc.	24	14	(97)	(36)
Net income (loss) per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.27	$0.16	$(1.07)	$(0.40)
Diluted	0.26	0.15	(1.07)	(0.40)
Adjusted EBITDA (1)	$118	$64	$262	$200

(Unaudited, in millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$38	$35
Total assets	4,232	4,277

(1)
Earnings before interest expense, income taxes, and depreciation and amortization, or “EBITDA” and adjusted EBITDA are not financial measures recognized under GAAP. EBITDA is calculated as net income (loss) including noncontrolling interests from the Consolidated Statements of Operations, adjusted for interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as foreign exchange gains and losses, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, non-operating pension and OPEB costs and credits, and other charges or credits. We believe that using non-GAAP measures such as EBITDA and adjusted EBITDA is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our operations and financial performance from period to period. EBITDA and adjusted EBITDA are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2017	2016	2017	2016
Net income (loss) including noncontrolling interests	$26	$15	$(93)	$(32)
Interest expense	13	10	36	29
Income tax provision (benefit)	15	(14)	63	9
Depreciation and amortization	52	51	153	157
EBITDA	$106	$62	$159	$163
Foreign exchange gain	(7)	—	(10)	(3)
Closure costs, impairment and other related charges	10	—	82	37
Inventory write-downs related to closures	11	—	24	5
Start-up costs	3	1	18	5
Net gain on disposition of assets	(2)	—	(2)	(2)
Non-operating pension and OPEB (credits) costs	(4)	2	(8)	6
Other expense (income), net	1	(1)	(1)	(11)
Adjusted EBITDA	$118	$64	$262	$200
Three months ended September 30, 2017 vs. September 30, 2016
Operating income variance analysis
Sales
Sales were $3 million lower than in the year-ago period, to $885 million. Sales volume had an unfavorable impact of $54 million, mainly due to the permanent closure of our Mokpo, South Korea, paper mill in the first quarter of 2017, the indefinite idling of our Thorold, Ontario, paper mill in the first quarter of 2017, and the permanent closure of a paper machine in Catawba, South Carolina, at the end of the second quarter of 2017. However, shipments in market pulp and wood products were up by 8% and 5%, respectively. Pricing had a favorable impact of $51 million, including the favorable effect of currency of $1 million, reflecting a 25% increase in the average transaction price for wood products, and 7% for market pulp, offset in part by a drop of 2% in the average transaction price of specialty papers, and 1% for newsprint.

Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, were $57 million lower in the quarter. After removing the effect of the lower volume, manufacturing costs improved by $18 million, reflecting:

•
the effect of capacity closures and restructuring initiatives ($23 million), including the permanent closure of a paper machine in Catawba, the permanent closure of our Mokpo paper mill, and the indefinite idling of our Thorold paper mill;

•	favorable chemical costs ($8 million), mostly as a result of grade mix following the permanent closure of a paper machine in Catawba; and

•	lower defined benefit pension and OPEB plans costs ($5 million), mostly due to lower interest costs, as a result of the lower discount rates;
partly offset by:

•	write-downs of mill stores and other supplies ($11 million), primarily as a result of the permanent closure of two paper machines in Calhoun at the end of the third quarter of 2017; and

•	unfavorable fiber costs ($8 million), including higher stumpage fees in the province of Quebec.
Distribution costs
After removing the effects of the lower volume and the Canadian dollar fluctuation, distribution costs increased by $9 million, primarily as a result of an increase in the average length of haul, in part due to closures, higher fuel surcharges, and higher freight rates.
Selling, general and administrative expenses
Selling, general and administrative expenses (or “SG&A”) were $6 million higher in the quarter, mainly due to the SG&A related to our tissue manufacturing and converting facility in Calhoun, higher project costs, increased bad debt expense, and the stronger Canadian dollar.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “– Segment Earnings – Corporate and Other” below.
Net income variance analysis
Interest expense
Interest expense was $3 million higher, primarily due to higher borrowings under our credit facilities, and higher capitalized interest on capital projects in the year-ago period.
Other income, net
We recorded other income, net of $6 million in the quarter, compared to $1 million in the year-ago period. The difference mostly reflects, in the current period, a non-cash foreign exchange gain of $7 million on the translation of Canadian dollar net monetary balances.
Income taxes
We recorded an income tax provision of $15 million in the quarter, on income before income taxes of $41 million, compared to an expected income tax provision of $14 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects mostly a $19 million valuation allowance related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, mostly offset by foreign exchange items ($8 million), and foreign tax rate differences ($7 million).
In the third quarter of 2016, we recorded an income tax benefit of $14 million, on income before income taxes of $1 million, compared to none expected based on the U.S. federal statutory income tax rate of 35%. The difference reflects a $37 million adjustment primarily related to the release of previously unrecognized tax benefits due to the lapse of the statute of limitations of the applicable jurisdictions, partially offset by a $20 million valuation allowance related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets.
Nine months ended September 30, 2017 vs. September 30, 2016
Operating loss variance analysis
Sales
Sales were $41 million, or 2%, lower than in the year-ago period, at $2,615 million. Sales volume had an unfavorable impact of $145 million, mostly attributable to the permanent closure of a paper machine in Catawba, the permanent closure of our Mokpo paper mill, the indefinite idling of our Thorold paper mill, and the permanent closure of a newsprint machine at our Augusta, Georgia, mill in the second quarter of 2016. However, shipments were higher in both wood products and market pulp, up by 15% and 2%, respectively. Pricing had a favorable impact of $104 million, including the favorable effect of currency of $1 million, reflecting a 19% increase in the average transaction price for wood products, 3% for market pulp, and 1% for newsprint, offset in part by a drop of 3% in the average transaction price for specialty papers.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $90 million lower in the period. After removing the effects of the Canadian dollar fluctuation and the lower volume, manufacturing costs increased by $3 million, reflecting:

•
write-downs of mill stores and other supplies ($24 million), primarily as a result of the permanent closures of two paper machines in Calhoun, a paper machine in Catawba, and our Mokpo paper mill, compared to write-downs of mill stores and other supplies recorded in the year-ago period ($5 million), primarily as a result of the permanent closure of a newsprint machine at our Augusta mill;

•	unfavorable fiber costs ($14 million), mostly due to higher recycled fiber prices and log costs, partly offset by favorable wood prices at U.S. mills and better usage;

•
lower contribution from our cogeneration assets that sell power externally ($6 million), in part due to the timing of outages, and our hydroelectric facilities ($5 million), due to capital programs on certain water wheels;

•	higher natural gas prices ($10 million);

•
start-up costs related to the Calhoun tissue manufacturing and converting facility ($14 million), compared to start-up costs incurred in the year-ago period ($4 million) for the continuous pulp digester project and tissue manufacturing and converting facility in Calhoun;

•	higher asset preservation costs ($5 million), primarily related to the indefinite idling of our Thorold paper mill; and

•	higher maintenance costs ($3 million);

partly offset by:

•
the favorable effect of capacity closures and restructuring initiatives ($42 million), including the permanent closure of a paper machine in Catawba, the permanent closure of our Mokpo paper mill, the indefinite idling of our Thorold paper mill, and the permanent closure of a newsprint machine at our Augusta mill;

•	lower defined benefit pension and OPEB plans costs ($13 million), mostly due to lower interest costs, as a result of the lower discount rates; and

•	favorable chemical costs ($12 million), mostly as a result of grade mix following the permanent closure of a paper machine in Catawba.
Distribution costs
After removing the effects of the lower volume and the Canadian dollar fluctuation, distribution costs increased by $19 million, primarily as a result of higher freight rates, higher fuel surcharges, and an increase in the average length of haul, in part due to closures.
Depreciation and amortization
Depreciation and amortization was $4 million lower in the period, largely reflecting the reduced carrying value of our Coosa Pines, Alabama, assets after the impairment charge taken in the second quarter of 2017, the permanent closure of a newsprint machine at our Augusta mill, and the indefinite idling of our Thorold paper mill, partly offset by the amortization of costs associated with the Calhoun tissue manufacturing and converting facility, and the implementation of our integrated business management software.
Selling, general and administrative expenses
SG&A was $8 million higher in the period, largely reflecting higher variable compensation expense and the SG&A related to our tissue manufacturing and converting facility in Calhoun.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “– Segment Earnings – Corporate and Other” below.
Net loss variance analysis
Interest expense
Interest expense was $7 million higher, primarily due to higher borrowings under our credit facilities, and higher capitalized interest on capital projects in the year-ago period.
Other income, net
We recorded other income, net of $11 million in 2017, compared to $14 million in the year-ago period. The difference mostly reflects, in the current period, a non-cash foreign exchange gain of $10 million on the translation of Canadian dollar net monetary balances, compared to a non-cash foreign exchange gain of $3 million, and a $5 million gain on the disposition of our 50% interest in Produits Forestiers Petit-Paris Inc. in 2016. We also recorded rental income from certain wood products facilities of $3 million and $4 million for the nine months ended September 30, 2017 and 2016, respectively.
Income taxes
We recorded an income tax provision of $63 million in the period, on a loss before income taxes of $30 million, compared to an expected income tax benefit of $11 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects mostly a $94 million valuation allowance primarily related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, and a $12 million decrease to our deferred income tax assets due to the enactment of a lower foreign income tax rate, offset in part by state and foreign tax rate differences ($22 million), and foreign exchange items ($9 million).
In the first nine months of 2016, we recorded an income tax provision of $9 million, on a loss before income taxes of $23 million, compared to an expected income tax benefit of $8 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects mostly a $65 million valuation allowance related to our U.S. operations where we recognize a full valuation allowance against our net deferred income tax assets, partially offset by a $37 million adjustment primarily related to the release of previously unrecognized tax benefits due to the lapse of the statute of limitations of the applicable jurisdictions, and foreign tax rate differences.
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
In the first quarter of 2017, we changed our presentation of segment operating income to reallocate the amortization of prior service credits component of pension and OPEB costs from the reportable segments to “corporate and other.” For more information see “Overview – Third Quarter Overview” above.

MARKET PULP
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2017	2016	2017	2016
Sales	$227	$198	$649	$619
Operating income (1)	19	4	42	33
EBITDA (2)	27	14	66	61
(In thousands of metric tons)
Shipments	348	323	1,037	1,020
Downtime	20	10	67	47

	September 30,
(Unaudited, in thousands of metric tons)	2017	2016
Finished goods inventory	100	100

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2017	2016	2017	2016
Net income including noncontrolling interests	$19	$4	$42	$33
Depreciation and amortization	8	10	24	28
EBITDA	27	14	66	61
Industry trends

World demand for chemical pulp grew by 3.3% through September, compared to the same period of 2016, including increases of 6.6% and 3.8% in China and North America, respectively, partly offset by a reduction of 1.4% in Western Europe. World capacity grew by 2.9% in that same period.
World demand for softwood pulp was up by 2.3% through September. This reflects increases in shipments of 5.9% and 0.5% to North America and China, respectively, while shipments to Western Europe were down by 0.8%. In the same period, demand for hardwood pulp was up by 4.3%, with shipments to China and North America up by 11.7% and 0.2%, respectively, while Western Europe was down by 1.5%.
Three months ended September 30, 2017 vs. September 30, 2016
Operating income variance analysis

MARKET PULP
(unaudited, in $ millions)

4
14
15
(9)
(3)
(1)
(1)
(1)
2
(1)
19
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q3'16 OPERATING INCOME
Q3'17 OPERATING INCOME

Sales
Sales were $29 million higher, or 15%, to $227 million in the quarter. The average transaction price rose by $40 per metric ton as a result of higher prices across all grades, reflecting the realization of the announced virgin pulp price increases in the first half of 2017, and higher recycled fiber costs for recycled bleached kraft (or “RBK”) prices. Shipments increased by 25,000 metric tons, mainly as a result of higher shipments of hardwood pulp, primarily related to the increased production from the continuous digester in Calhoun.
Cost of sales, excluding depreciation, amortization and distribution costs
COS increased by $13 million in the quarter. Manufacturing costs increased by $3 million after adjusting for the effects of higher volume and the Canadian dollar fluctuation, reflecting higher maintenance costs ($2 million) and lower contribution from our cogeneration assets in Saint-Félicien, Quebec, that sell power externally ($2 million), both as a result of the annual maintenance outage in 2017, which had been deferred to October in 2016, partly offset by lower chemical costs ($2 million).

Nine months ended September 30, 2017 vs. September 30, 2016
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

33
9
21
(6)
(13)
(1)
(1)
(1)
4
(3)
42
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'16 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'17 OPERATING INCOME

Sales
Sales were $30 million higher, to $649 million, in the first nine months of the year. The increase in the average transaction price of $19 per metric ton is mostly attributable to RBK, as a result of higher recycled fiber costs. The average transaction price for virgin pulp grades also increased, reflecting the realization of the announced pulp price increases in the first half of 2017, mitigating the significant decrease in market prices in the second half of 2016, mainly for hardwood pulp. Shipments were higher by 17,000 metric tons, due to an increase in shipments of hardwood pulp, primarily related to the increased production from the continuous digester in Calhoun, partly offset by lower shipments of softwood pulp, due in part to annual maintenance outages.
Cost of sales, excluding depreciation, amortization and distribution costs
COS increased by $20 million in the period. Manufacturing costs increased by $13 million after adjusting for the effects of higher volume and the Canadian dollar fluctuation, reflecting:

•	higher fiber costs ($8 million), mostly related to higher recycled fiber prices;

•	higher natural gas prices ($4 million); and

•
lower contribution from our cogeneration assets in Saint-Félicien that sell power externally ($4 million) as a result of the annual maintenance outage in 2017, which had been deferred to October in 2016;

partly offset by lower chemical costs ($4 million).
Depreciation and amortization
Depreciation and amortization was $4 million lower in the period, largely reflecting the reduced carrying value of our Coosa Pines assets after the impairment charge taken in the second quarter of 2017.

TISSUE
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2017	2016	2017	2016
Sales	$21	$23	$61	$70
Operating loss (1)	(3)	(5)	(4)	(11)
EBITDA (2)	(1)	(3)	—	(5)
(In thousands of short tons)
Shipments	15	15	44	46
Downtime	1	—	1	—

	September 30,
(Unaudited, in thousands of short tons)	2017	2016
Finished goods inventory	10	4

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2017	2016	2017	2016
Net loss including noncontrolling interests	$(3)	$(5)	$(4)	$(11)
Depreciation and amortization	2	2	4	6
EBITDA	(1)	(3)	—	(5)
Industry trends
In the first nine months of the year, total tissue consumption in the U.S. grew by 1.9% against the same period last year. U.S. converted tissue product shipments were up by 1.8% in the period compared to the year-ago period, led by away-from-home shipments, which grew by 2.8%, while at-home shipments increased by 1.3%. U.S. parent roll production in the period showed a growth of 2.0% from the year-ago period. Tissue capacity increased by 2.0%, contributing to a 94% average industry operating rate, unchanged from the year-ago period.
Three months ended September 30, 2017 vs. September 30, 2016
Operating loss variance analysis

TISSUE

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(5)
(1)
(1)
1
3
(3)
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q3'16 OPERATING LOSS
Q3'17 OPERATING LOSS

Sales
Sales were $2 million lower, or 9%, to $21 million in the quarter. The average transaction price dropped by $154 per short ton as a result of unfavorable product mix and market development initiatives. The decrease in converted product shipments, mainly attributable to the discontinuance of unprofitable away-from-home business, was entirely offset by an increase in parent roll shipments.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of the lower volume, our manufacturing costs improved by $3 million in the quarter, despite facility damage and business interruption associated with Hurricane Irma, primarily attributable to lower maintenance and related labor costs, improved material usage, as well as integration costs recorded in the year-ago period.

Nine months ended September 30, 2017 vs. September 30, 2016
Operating loss variance analysis

TISSUE

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(11)
(6)
(3)
3
9
2
2
(4)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'16 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'17 OPERATING LOSS

Sales
Sales were $9 million lower, or 13%, to $61 million in the first nine months of the year. The average transaction price dropped by $139 per short ton as a result of unfavorable product mix and market development initiatives. The decrease in shipments is mainly attributable to converted products, in part due to the discontinuance of unprofitable away-from-home business, mostly offset by an increase in parent rolls shipments.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of the lower volume, our manufacturing costs improved by $9 million in the period, despite facility damage and business interruption associated with Hurricane Irma, primarily attributable to lower maintenance and related labor costs, improved material usage, as well as integration costs recorded in the year-ago period.
Calhoun tissue manufacturing and converting facility
In 2017, we started our new tissue machine in Calhoun that produced its first tissue parent roll on February 28, 2017. Converted tissue products sold from Calhoun are now manufactured entirely from parent rolls produced on-site. The operating loss, excluding depreciation and amortization, of $18 million incurred in the first nine months of 2017 was recorded as start-up costs under “corporate and other.”

WOOD PRODUCTS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2017	2016	2017	2016
Sales	$219	$168	$593	$432
Operating income (1)	64	36	129	52
EBITDA (2)	73	43	154	75
(In millions of board feet)
Shipments (3)	531	506	1,545	1,341
Downtime	32	28	112	172

	September 30,
(Unaudited, in millions of board feet)	2017	2016
Finished goods inventory (3)	122	121

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2017	2016	2017	2016
Net income including noncontrolling interests	$64	$36	$129	$52
Depreciation and amortization	9	7	25	23
EBITDA	73	43	154	75
Industry trends
Average U.S. housing starts were 1.2 million on a seasonally-adjusted basis in the first nine months of 2017, up by 3.1% from the same period last year. Single-family starts, which consume larger lumber volumes per start, rose by 9.0%.

Three months ended September 30, 2017 vs. September 30, 2016
Operating income variance analysis

WOOD PRODUCTS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

36
8
43
(4)
(15)
2
(1)
(2)
(2)
(1)
64
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'16 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q3'17 OPERATING INCOME

Sales
Sales were $51 million higher, or 30%, to $219 million in the quarter. Shipments were higher by 25 million board feet, reflecting lower sales from eight-foot stud sawmills in the year-ago period. The average transaction price increased by $82 per thousand board feet, or 25%, largely associated with the imposition of trade barriers in the U.S. and supply disruptions associated with forest fires.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the Canadian dollar fluctuation and higher volume, manufacturing costs increased by $15 million, reflecting higher fiber costs ($5 million), including higher stumpage fees in the province of Quebec and higher transportation costs, the recognition of tax credits in the year-ago period in connection with infrastructure investments ($3 million), and lower internal wood chip selling prices ($3 million).

Nine months ended September 30, 2017 vs. September 30, 2016
Operating income variance analysis

WOOD PRODUCTS
(unaudited, in $ millions)

52
65
96
(37)
(27)
(3)
(8)
(5)
(2)
(2)
129
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'16 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'17 OPERATING INCOME

Sales
Sales were $161 million higher, or 37%, to $593 million in the first nine months of the year. Shipments were higher by 204 million board feet, reflecting an additional 60 million board feet of downtime taken in 2016, which was impacted in particular by unfavorable pricing for eight-foot stud grades. The increase in shipments is also due to improved productivity for certain sawmills and volume from our new sawmill in Senneterre – Lac-Clair, Quebec. The average transaction price increased by $62 per thousand board feet, or 19%, largely associated with the imposition of trade barriers in the U.S. and supply disruptions associated with forest fires.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the Canadian dollar fluctuation and higher volume, manufacturing costs increased by $27 million, reflecting:

•	higher fiber costs ($11 million), including higher stumpage fees in the province of Quebec and higher transportation costs;

•	higher maintenance, labor, as well as log yard and other related costs ($8 million); and

•	the recognition of tax credits in the year-ago period, in connection with infrastructure investments ($3 million).
Distribution costs
After removing the effect of the higher volume, distribution costs increased by $5 million, primarily as a result of an increase in the average length of haul, higher fuel surcharges, and higher freight rates.

NEWSPRINT
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2017	2016	2017	2016
Sales	$199	$242	$626	$756
Operating loss (1)	(6)	(8)	(17)	(17)
EBITDA (2)	10	9	32	39
(In thousands of metric tons)
Shipments	388	470	1,228	1,499
Downtime	35	23	52	58

	September 30,
(Unaudited, in thousands of metric tons)	2017	2016
Finished goods inventory	98	105

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2017	2016	2017	2016
Net loss including noncontrolling interests	$(6)	$(8)	$(17)	$(17)
Depreciation and amortization	16	17	49	56
EBITDA	10	9	32	39
Industry trends
North American demand for newsprint fell by 10.9% in the first nine months of the year compared to the same period last year, while global demand was down by 7.3%. North American exports declined by 6.2% over the same period. Despite continued declines in demand, the North American operating rate was 91% in 2017.

Three months ended September 30, 2017 vs. September 30, 2016
Operating loss variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(8)
(41)
(3)
1
28
15
(1)
6
(4)
1
(6)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'16 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q3'17 OPERATING LOSS

Sales
Newsprint sales dropped by $43 million, or 18%, to $199 million in the quarter, reflecting an 82,000 metric ton decrease in shipments, which is in line with the lower production volumes following the permanent closure of our Mokpo paper mill and the indefinite idling of our Thorold paper mill, both in the first quarter of 2017. We also recorded 12,000 metric tons of additional downtime in the current quarter, primarily in Baie-Comeau, Quebec, and Augusta, due to softer market conditions, partly offset by downtime taken in the year-ago period for our Thorold paper mill, prior to it being indefinitely idled. The average transaction price decreased by $4 per metric ton, mainly due to market prices for exports.
Compared to the same period of 2016, our international shipments fell by 26%, mainly as a result of the permanent closure of our Mokpo paper mill. Our domestic shipments decreased by 12% over the same period, and represented 64% of total newsprint shipments in the quarter, up by 4% from the year-ago period.
On September 30, 2017, two paper machines at our Calhoun mill were permanently closed, which resulted in the reduction of approximately 100,000 metric tons of annual production capacity of newsprint.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $42 million lower in the quarter. After removing the effects of lower volume and the Canadian dollar fluctuation, manufacturing costs improved by $15 million compared to the same period last year, reflecting the positive effect of capacity closures ($10 million), including the permanent closure of our Mokpo paper mill and the indefinite idling of our Thorold paper mill, as well as higher contribution from our cogeneration facility at Thunder Bay, Ontario ($2 million), mostly due to a planned maintenance outage in the year-ago period.
Distribution costs
After removing the effect of the lower volume, distribution costs increased by $4 million, primarily as a result of an increase in the average length of haul, in part due to the closure of certain newsprint mills.

Nine months ended September 30, 2017 vs. September 30, 2016
Operating loss variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(17)
(137)
6
1
89
23
(2)
21
(9)
7
1
(17)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'16 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'17 OPERATING LOSS

Sales
Newsprint sales dropped by $130 million, or 17%, to $626 million in the first nine months of the year, reflecting a 271,000 metric ton decrease in shipments, which is in line with the lower production volumes following the permanent closure of a newsprint machine at our Augusta mill in the second quarter of 2016, the permanent closure of our Mokpo paper mill, and the indefinite idling of our Thorold paper mill. The average transaction price increased by $6 per metric ton, mainly due to a rise in North American pricing.
Compared to the same period of 2016, our international shipments fell by 24%, mainly as a result of the permanent closure of our Mokpo paper mill, as well as lower shipments to Latin America. Our domestic shipments decreased by 14% over the same period, and represented 63% of total newsprint shipments in the period, up by 3% from the year-ago period.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $110 million lower in the period. After removing the effects of lower volume and the Canadian dollar fluctuation, manufacturing costs improved by $23 million compared to the same period last year, reflecting:

•
the favorable effect of capacity closures ($29 million), including the permanent closure of our Mokpo paper mill, the indefinite idling of our Thorold paper mill, and the permanent closure of a newsprint machine at our Augusta mill; and

•	lower fiber costs ($3 million);
partly offset by:

•	higher power costs ($5 million);

•	unfavorable steam costs ($3 million), mostly due to higher natural gas prices; and

•	lower contribution from our cogeneration facility at Thunder Bay ($3 million), due to a more extensive planned maintenance outage in 2017.

Distribution costs
After removing the effect of the lower volume, distribution costs increased by $9 million, primarily as a result of an increase in the average length of haul, in part due to the closure of certain newsprint mills.
Depreciation and amortization
The lower depreciation and amortization is due to the permanent closure of a newsprint machine at our Augusta mill and the indefinite idling of our Thorold paper mill.

SPECIALTY PAPERS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2017	2016	2017	2016
Sales	$219	$257	$686	$779
Operating income (loss) (1)	7	(4)	4	16
EBITDA (2)	18	7	38	50
(In thousands of short tons)
Shipments	333	384	1,046	1,159
Downtime	5	13	28	19

	September 30,
(Unaudited, in thousands of short tons)	2017	2016
Finished goods inventory	86	75

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2017	2016	2017	2016
Net income (loss) including noncontrolling interests	$7	$(4)	$4	$16
Depreciation and amortization	11	11	34	34
EBITDA	18	7	38	50
Industry trends
North American demand for uncoated mechanical papers in the first nine months of the year was down by 7.9%, with SC papers and standard papers down by 11.1% and 3.8%, respectively. Industry production through September was down by 10.1%, keeping operating rates at around 91%.

North American coated mechanical paper demand was down by 8.9% in the first nine months of the year. Production was also down significantly, by 193,000 short tons (175,000 metric tons), which represents a reduction of 9.7%. Operating rates in North America were 95% for the period. North American coated mechanical paper imports were down by 14,000 short tons (13,000 metric tons) in the period, which represents a decrease of 4.8%.

Three months ended September 30, 2017 vs. September 30, 2016
Operating income (loss) variance analysis

SPECIALTY PAPERS
(unaudited, in $ millions)

(4)
(34)
(4)
23
24
5
(3)
7
Q3'16 OPERATING LOSS
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q3'17 OPERATING INCOME

Sales
Specialty paper sales decreased by $38 million, or 15%, to $219 million in the quarter. The average transaction price dropped by $13 per short ton, mainly as a result of lower market prices for SC and uncoated freesheet papers. Shipments were 51,000 short tons (46,000 metric tons) lower, or 13%, following the permanent closure of a paper machine in Catawba at the end of the second quarter of 2017.
On September 30, 2017, two paper machines at our Calhoun mill were permanently closed, which resulted in the reduction of approximately 283,000 short tons (257,000 metric tons) of annual production capacity of specialty papers. However, in October of 2017, we restarted a previously closed paper machine at our Alma, Quebec, mill, resulting in the addition of approximately 83,000 short tons (75,000 metric tons) of annual production capacity of specialty papers.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of the lower volume, our manufacturing costs improved by $24 million in the quarter, primarily due to:

•	the effect of restructuring initiatives in connection with the permanent closure of a paper machine in Catawba ($14 million);

•	favorable chemical costs ($6 million), mostly as a result of grade mix following the permanent closure of a paper machine in Catawba; and

•	lower maintenance costs ($2 million).

Nine months ended September 30, 2017 vs. September 30, 2016
Operating income variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

16
(76)
(17)
50
25
11
(5)
4
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'16 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'17 OPERATING INCOME

Sales
Specialty paper sales decreased by $93 million, or 12%, to $686 million in the first nine months of the year. The average transaction price dropped by $17 per short ton as a result of lower market prices across all grades, but mostly for SC, coated and uncoated freesheet papers. Shipments were 113,000 short tons (103,000 metric tons) lower, or 10%, mainly in white paper grades, as a result of declining market conditions, in addition to the permanent closure of a paper machine in Catawba.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of the lower volume, our manufacturing costs improved by $25 million in the period, primarily due to:

•	the positive impact of restructuring initiatives in connection with the permanent closure of a paper machine in Catawba ($14 million);

•	favorable chemical costs ($9 million), mostly as a result of grade mix following the permanent closure of a paper machine in Catawba;

•	lower power costs ($5 million), mostly price-related; and

•	favorable maintenance and fiber costs ($4 million);
partly offset by:

•	lower internal hydroelectric generation ($5 million), due to capital programs on certain water wheels; and

•	higher natural gas prices ($4 million).
Distribution costs
After removing the effects of the lower volume and the Canadian dollar fluctuation, distribution costs increased by $4 million, primarily as a result of an increase in the average length of haul, in part due to the permanent closure of a paper machine in Catawba, higher fuel surcharges, and higher freight rates.

CORPORATE AND OTHER
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2017	2016	2017	2016
Cost of sales, excluding depreciation, amortization and distribution costs	$(11)	$(5)	$(37)	$(17)
Depreciation and amortization	(6)	(4)	(17)	(10)
Selling, general and administrative expenses	(8)	(4)	(25)	(19)
Closure costs, impairment and other related charges	(10)	—	(82)	(37)
Net gain on disposition of assets	2	—	2	2
Operating loss	$(33)	$(13)	$(159)	$(81)
Interest expense	(13)	(10)	(36)	(29)
Other income, net	6	1	11	14
Income tax (provision) benefit	(15)	14	(63)	(9)
Net loss including noncontrolling interests	$(55)	$(8)	$(247)	$(105)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2017	2016	2017	2016
Net loss including noncontrolling interests	$(55)	$(8)	$(247)	$(105)
Interest expense	13	10	36	29
Income tax provision (benefit)	15	(14)	63	9
Depreciation and amortization	6	4	17	10
EBITDA	$(21)	$(8)	$(131)	$(57)
Foreign exchange gain	(7)	—	(10)	(3)
Closure costs, impairment and other related charges	10	—	82	37
Inventory write-downs related to closures	11	—	24	5
Start-up costs	3	1	18	5
Net gain on disposition of assets	(2)	—	(2)	(2)
Non-operating pension and OPEB (credits) costs	(4)	2	(8)	6
Other expense (income), net	1	(1)	(1)	(11)
Adjusted EBITDA	$(9)	$(6)	$(28)	$(20)
Three months ended September 30, 2017 vs. September 30, 2016
Cost of sales, excluding depreciation, amortization and distribution costs
We incurred COS of $11 million in the quarter, including:

•	write-downs of mill stores and other supplies ($11 million), primarily related to the permanent closure of two paper machines in Calhoun at the end of the third quarter of 2017;

•	start-up costs ($2 million) for the Calhoun tissue manufacturing and converting facility; and

•	asset preservation costs ($2 million), primarily related to the indefinite idling of our Thorold paper mill in the first quarter of 2017;
partly offset by non-operating pension and OPEB credits ($4 million).

This compares to COS of $5 million in the year-ago period, consisting mostly of:

•	asset preservation costs ($2 million), primarily for the permanently closed Fort Frances, Ontario, mill;

•	non-operating pension and OPEB costs ($1 million); and

•	start-up costs ($1 million) for the tissue manufacturing and converting facility in Calhoun.
Selling, general and administrative expenses
SG&A was $4 million higher in the quarter, in part due to higher project costs and the SG&A related to our tissue manufacturing and converting facility in Calhoun.
Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $10 million in the quarter, compared to none in the year-ago period. The current period included accelerated depreciation ($6 million) and severance and other closure-related costs ($2 million) associated with the permanent closure of two paper machines in Calhoun.
Nine months ended September 30, 2017 vs. September 30, 2016
Cost of sales, excluding depreciation, amortization and distribution costs
We incurred COS of $37 million in the first nine months of 2017, comprised of:

•
write-downs of mill stores and other supplies ($24 million), primarily related to the permanent closures of two paper machines in Calhoun, of a paper machine at our Catawba paper mill at the end of the second quarter of 2017, and of our Mokpo paper mill in the first quarter of 2017;

•	start-up costs ($14 million) for the Calhoun tissue manufacturing and converting facility; and

•	asset preservation costs ($8 million), primarily related to the indefinite idling of our Thorold paper mill and our permanently closed Fort Frances mill;
offset by non-operating pension and OPEB credits ($9 million).
This compares to COS of $17 million in the year-ago period, which included:

•	write-downs of mill stores and other supplies ($5 million), mostly as a result of the permanent closure of a newsprint machine at our Augusta mill in the second quarter of 2016;

•	non-operating pension and OPEB costs ($4 million);

•	start-up costs ($4 million) for the continuous pulp digester project and tissue manufacturing and converting facility, both located in Calhoun; and

•	asset preservation costs ($3 million), primarily for the permanently closed Fort Frances mill.
Depreciation and amortization
Depreciation and amortization was $7 million higher in the first nine months of the year, mainly because of the amortization of costs associated with the Calhoun tissue manufacturing and converting facility, and the additional costs related to the implementation of our integrated business management software.
Selling, general and administrative expenses
SG&A was $6 million higher in the first nine months of the year, in part due to the SG&A related to our tissue manufacturing and converting facility in Calhoun and higher project costs.

Closure costs, impairment and other related charges
In 2017, we recorded closure costs, impairment and other related charges of $82 million, comprised of:

•	a long-lived asset impairment charge related to our Coosa Pines pulp mill ($55 million);

•	a long-lived asset impairment charge ($5 million) and severance and other closure-related costs ($6 million) in connection with the permanent closure of a paper machine at our Catawba paper mill;

•	accelerated depreciation ($6 million) and severance and other closure-related costs ($2 million) associated with the permanent closure of two paper machines in Calhoun; and

•	severance and other costs related to the permanent closure of our paper mill in Mokpo ($7 million).
In the same period last year, we recorded closure costs, impairment and other related charges of $37 million, primarily for accelerated depreciation in connection with the permanent closure of a newsprint machine at our Augusta mill.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our revolving credit facilities to fund our operations, make pension contributions, and finance our working capital and capital expenditures. In addition, from time to time we may use available cash to reduce debt. As of September 30, 2017, we had cash and cash equivalents of $38 million and availability of $362 million under our revolving credit facilities.
In our view, we have sufficient financial resources available to finance our business plan, meet working capital requirements and maintain an appropriate level of capital spending.
Flow of Funds
Summary of cash flows
A summary of cash flows for the nine months ended September 30, 2017 and 2016, was as follows:

	Nine Months Ended September 30,
(Unaudited, in millions)	2017	2016
Net cash provided by operating activities	$99	$51
Net cash used in investing activities	(168)	(189)
Net cash provided by financing activities	69	134
Effect of exchange rate changes on cash and cash equivalents	3	1
Net increase (decrease) in cash and cash equivalents	$3	$(3)
Nine months ended September 30, 2017 vs. September 30, 2016
Net cash provided by operating activities
We generated $99 million of cash from operating activities in the first nine months of 2017, compared to $51 million in the year-ago period. The increase is mainly attributable to lower pension contributions, as further discussed below, and higher profitability, partly offset by start-up costs for the Calhoun tissue manufacturing and converting facility, and closure costs in connection with the permanent closures of a paper machine at our Catawba paper mill and our paper mill in Mokpo.
Net cash used in investing activities
Cash used in investing activities, down by $21 million against the year-ago period, consisted mostly of cash invested in fixed assets of $136 million, which reflects investments in strategic projects such as the tissue manufacturing and converting facility in Calhoun, for which $91 million was spent in 2017, compared to $110 million spent in the year-ago period. The current period also included countervailing duty cash deposits of $17 million on our imports of SC papers to the U.S. from our Canadian mills, compared to $17 million in the prior year, and countervailing and anti-dumping duty cash deposits of

$18 million on our imports of softwood lumber products to the U.S. from our Canadian mills. The prior period also included a consideration of $5 million received from the disposition of our 50% interest in Produits Forestiers Petit-Paris Inc.
Net cash provided by financing activities
We borrowed $70 million under our credit facilities in the first nine months of 2017, compared to $136 million borrowed in the same period of 2016, primarily to support the completion of the tissue project. We repaid $30 million of borrowings under our credit facilities in the first 40 days of the fourth quarter of 2017.
Countervailing and anti-dumping duty investigations on softwood lumber products
On April 24, 2017, the U.S. Department of Commerce (or “Commerce”) announced its preliminary determinations in the countervailing duty investigation into the alleged subsidization of Canadian softwood lumber product exports to the U.S., and, as a result, beginning April 28, 2017, we were required to pay cash deposits to the U.S. at a rate of 12.82% for estimated countervailing duties on our imports to the U.S. of softwood lumber products produced at our Canadian sawmills. The preliminary rate remained in effect until August 26, 2017, and we have not been required to pay countervailing duty deposits since then. On November 2, 2017, Commerce announced its final determinations in the countervailing duty investigation, including an estimated countervailing duty rate of 14.7% for our softwood lumber product imports to the U.S. from our Canadian sawmills. We will be required to pay cash deposits to the U.S. at that rate if and when the International Trade Commission (or “ITC”) publishes an affirmative final determination. If as a result of the ITC final determination, Commerce issues an order that we are subject to countervailing duty deposit requirements on any of our softwood lumber product imports to the U.S., then we will be required to resume making cash deposits at the 14.7% rate until Commerce sets a duty rate in a subsequent administrative review. Based on the 14.7% rate and our current operating parameters, cash deposits on our imports of the affected softwood lumber products to the U.S. could be as high as $65 million per year.
On June 26, 2017, Commerce announced its preliminary determinations in the anti-dumping duty investigation into the alleged dumping of Canadian softwood lumber product exports to the U.S., and, as a result, since June 30, 2017, we have been required to pay cash deposits to the U.S. at a rate of 4.59% for estimated anti-dumping duties on our imports to the U.S. of softwood lumber products produced at our Canadian sawmills. On November 2, 2017, Commerce announced its final determinations in the investigation, including an estimated anti-dumping duty rate of 3.2% for our softwood lumber product imports to the U.S. from our Canadian sawmills. As a result, since November 8, 2017, we have been paying cash deposits for estimated anti-dumping duties at the 3.2% rate. Based on the 3.2% rate and our current operating parameters, cash deposits on our imports of the affected softwood lumber products to the U.S. could be as high as $15 million per year. If the ITC does not publish its final determination before the date that is six months from the preliminary determination date, we would not be required to pay anti-dumping duty deposits until the ITC publishes its final determination. If as a result of the ITC final determination, Commerce issues an order that we are subject to anti-dumping duty deposit requirements on any of our softwood lumber product imports to the U.S., then we would be required to resume making cash deposits at the 3.2% rate until Commerce sets a duty rate in a subsequent administrative review. Based on the preliminary 4.59% rate until November 7, 2017, and the 3.2% rate thereafter, and our current operating parameters, cash deposits on our imports of the affected softwood lumber products to the U.S. would be approximately $8 million for the initial six-month period of the anti-dumping duty investigation.
In addition, before Commerce issues any countervailing or anti-dumping duty order, the ITC must determine whether any alleged subsidization or dumping threatens injury to the U.S. softwood lumber industry or causes current injury. If the ITC determines that there is a threat of injury or no injury, rather than current injury, then all deposits paid between Commerce’s preliminary determination and the publication of the ITC’s final determination, would be returned.
Countervailing and anti-dumping duty investigations on UGW paper
On August 9, 2017, a countervailing and anti-dumping duty petition was filed with Commerce and the ITC by a U.S. UGW paper producer requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin UGW paper exported to the U.S. market. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of UGW paper to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in both the countervailing and anti-dumping duty investigations. The investigations are at a preliminary stage. If as a result of these investigations we become subject to countervailing or anti-dumping duties, we would then be required to make cash deposits on our imports to the U.S. of UGW paper produced at our Canadian mills based on rates determined by Commerce. The imposition of such duties could materially affect our cash flow, and the competitive position of our operations.

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
In addition, estimated contributions to our Quebec pension plans through 2020, upon our voluntary exit from the Quebec funding relief regulations, are expected to be reduced by approximately Cdn $40 million ($32 million, based on the exchange rate in effect on September 30, 2017), including Cdn $8 million in 2017, following clarifications with respect to the application of the Quebec’s Supplemental Pension Plans Act (or “SPPA”).
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
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of September 30, 2017. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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
In addition to the legal proceedings presented under Part I, Item 3, “Legal Proceedings,” in our 2016 Annual Report, see the description of our material pending legal proceedings in Note 11, “Commitments and Contingencies – Legal matters,” to our Consolidated Financial Statements, which is incorporated in this “Item 1 – Legal Proceedings” by reference. Except as described below, there have been no material changes to the legal proceedings described in Part I, Item 3, “Legal Proceedings,” in our 2016 Annual Report.
On October 13, 2016, Environment Canada charged our subsidiary, Resolute FP Canada Inc., with alleged violations of Section 36(3) of the Fisheries Act (Canada). The charges were based on an alleged discharge of bunker fuel into a stream, alleged to have occurred at our Baie-Comeau paper mill on June 19, 2012. On October 12, 2017, the Company settled the case, agreeing to plead guilty to the deposit of a deleterious substance in water frequented by fish and to pay a fine of Cdn $100,000.

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

RESOLUTE FOREST PRODUCTS INC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

†10.1*	Resolute Forest Products Equity Incentive Plan Stock Settled Restricted Stock Unit Agreement.

†10.2*	Resolute Forest Products Equity Incentive Plan Stock Settled Performance Stock Unit Agreement.

†10.3*	Second Amendment to the Resolute Forest Products Equity Incentive Plan.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.
†	This is a management contract or compensatory plan or arrangement.
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

RESOLUTE FOREST PRODUCTS INC.

By	/s/ Jo-Ann Longworth
Jo-Ann Longworth
Senior Vice President and Chief Financial Officer

By	/s/ Hugues Dorban
Hugues Dorban
Vice President and Chief Accounting Officer
Date: November 9, 2017

RESOLUTE FOREST PRODUCTS INC.

EXHIBIT INDEX

Exhibit No.	Description

†10.1*	Resolute Forest Products Equity Incentive Plan Stock Settled Restricted Stock Unit Agreement.

†10.2*	Resolute Forest Products Equity Incentive Plan Stock Settled Performance Stock Unit Agreement.

†10.3*	Second Amendment to the Resolute Forest Products Equity Incentive Plan.

31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this Form 10-Q.
†	This is a management contract or compensatory plan or arrangement.
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