Form 10-K
period 2017-12-31
Resolute Forest Products Inc.
filed 2018-03-01
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 001-33776
RESOLUTE FOREST PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0526415
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

111 Robert-Bourassa Boulevard, Suite 5000; Montréal, Quebec; Canada H3C 2M1
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was approximately $259 million.
As of January 31, 2018, there were 90,196,720 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2017, are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF
THIRD-PARTY DATA
Statements in this Annual Report on Form 10-K (“Form 10-K”) that are not reported financial results or other historical information of Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “Resolute,” “we,” “our,” “us” or the “Company”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts and initiatives to reduce costs and increase revenues and profitability; business and operating outlook; future pension funding obligations; assessment of market conditions; growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; future cash flows, including as a result of the changes to our pension funding obligations; and strategies for achieving our goals generally, including the strategies described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business,” of this Form 10-K. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this Form 10-K include, but are not limited to, the impact of: developments in non-print media, and the effectiveness of our responses to these developments; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions, such as Atlas Paper Holdings Inc. and its subsidiaries (“Atlas Tissue”), or divestitures or other strategic transactions or projects, such as our Calhoun (Tennessee) tissue operations; uncertainty or changes in political or economic conditions in the United States, Canada or other countries in which we manufacture or sell our products; global economic conditions; the highly cyclical nature of the forest products industry; any difficulties in obtaining timber or wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; physical and financial risks associated with global, regional and local weather and climate conditions and change; any disruption in operations or increased labor costs due to labor disputes; difficulties in our employee relations or retention; disruptions to our supply chain, operations or the delivery of our products; cybersecurity risks; risks related to the operation and transition of legacy system applications; negative publicity, even if unjustified; currency fluctuations; any increase in the level of required contributions to our pension plans, including as a result of any increase in the amount by which they are underfunded; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; the terms of our outstanding indebtedness, which could restrict our current and future operations; losses that are not covered by insurance; any additional closure costs and long-lived asset or goodwill impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets; our exports from one country to another country becoming or remaining subject to duties, cash deposit requirements, border taxes, quotas or other trade remedies or restrictions; countervailing or anti-dumping duties on imports to the U.S. of our paper products and substantially all of our softwood lumber products produced at our Canadian mills; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls or other laws relating to our international sales and operations; adverse outcomes of legal proceedings or disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors.”
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

PART I
ITEM 1. BUSINESS
We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers. We own or operate some 40 pulp, paper, tissue and wood products facilities, as well as power generation assets in the United States and Canada. Marketing our products in close to 70 countries, we have third-party certified 100% of our managed woodlands to at least one of two internationally recognized forest management standards.
Resolute Forest Products Inc., a Delaware corporation, was formed on January 25, 2007, from the merger of Abitibi-Consolidated Inc. (“Abitibi”) and Bowater Incorporated. Our common stock trades under the stock symbol “RFP” on both the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (the “TSX”).
Executive Officers
The following is information about our executive officers as of March 1, 2018:

Name	Age	Position	Officer Since
Yves Laflamme	61	President and Chief Executive Officer	2007
Steve Boniferro	61	Senior Vice President, Human Resources	2016
Jo-Ann Longworth	57	Senior Vice President and Chief Financial Officer	2011
Patrice Minguez	54	President, Tissue Group	2017
Richard Tremblay	54	Senior Vice President, Pulp and Paper Group	2014
Jacques P. Vachon	58	Senior Vice President, Corporate Affairs and Chief Legal Officer	2007
Mr. Laflamme previously served as senior vice president, wood products, global procurement and information technology, from January 2011 to January 2018, as senior vice president, wood products, from October 2007 to January 2011, as senior vice president, woodlands and sawmills of Abitibi from 2006 to October 2007, and as vice president, sales, marketing and value-added wood products operations of Abitibi from 2004 to 2005.
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
Ms. Longworth previously served as special advisor to the former president and chief executive officer, focusing on special mandates, from July 2011 to August 2011. Prior to joining Resolute Forest Products, she served as senior vice president and chief accounting officer with World Color Inc. (formerly Quebecor World Inc.) from 2008 to 2010, as chief financial officer with Skyservice Inc. from 2007 to 2008, as vice president and controller with Novelis, Inc. from 2005 to 2006, and held a number of financial and operational roles over a 16-year career with Alcan Inc.
Mr. Minguez previously served as special advisor to the former president and chief executive officer. Prior to joining Resolute, he was founder and former president of Cellynne Holdings, Inc. from January 1989 to August 2012. From September 1986 to January 1989, Mr. Minguez headed SAS, a distribution company he founded, specializing in janitorial supplies and proprietary systems.
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
Market pulp
We produce market pulp at seven facilities in North America, with total capacity of approximately 1.7 million metric tons, or approximately 10% of total North American capacity, making us the third largest pulp producer in North America. Approximately 75% of our virgin pulp capacity is softwood-based: northern bleached softwood kraft (“NBSK”) pulp, southern bleached softwood kraft (“SBSK”) pulp and fluff pulp. We are also the world’s largest producer of recycled bleached kraft (“RBK”) pulp and a competitive producer of northern bleached hardwood kraft (“NBHK”) pulp and southern bleached hardwood kraft (“SBHK”) pulp. Wood pulp is the most commonly used material to make paper and tissue. Pulp not converted into paper or tissue is sold as market pulp, which is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers and other absorbent products. Approximately 28% of our 2017 market pulp shipments were exported outside of North America, including significant exports to Europe, Asia and Latin America.
Tissue
We produce tissue products at three facilities in North America, located in Florida and Tennessee. With total capacity of 128,000 short tons (116,000 metric tons), which includes our new tissue machine at our facility in Calhoun, we are a fully integrated manufacturer operating four tissue machines and 14 converting lines. We manufacture a range of tissue products for the away-from-home and at-home markets, including recycled and virgin paper products, covering premium, value and economy grades. We also sell parent rolls not converted into tissue products.
Wood products
We operate 14 sawmills in Canada that produce construction-grade lumber sold in North America. Our sawmills produce dimension spruce-pine-fir lumber and provide wood chips to our pulp and paper mills in Canada. Our sawmills also supply wood residue to our other segments, to be used as fuel to produce electricity and steam based on renewable sources. In 2017, we shipped 1.9 billion board feet of construction-grade lumber. We also operate two remanufactured wood products facilities that manufacture bed frame components, finger joints and furring strips, two engineered wood products facilities that manufacture I-joists for the construction industry, and one wood pellet facility, all of which are located in Quebec and Ontario.
Newsprint
We produce newsprint at eight facilities in North America. With total capacity of approximately 1.8 million metric tons, which represents approximately 8% of total worldwide capacity and approximately 43% of total North American capacity, we are the largest producer of newsprint in the world. We sell newsprint to newspaper publishers worldwide and also to commercial printers in North America for uses such as inserts and flyers. In 2017, North American deliveries represented 62% of our total newsprint shipments.
Specialty papers
We produce specialty papers at six facilities in North America. With total capacity of approximately 1.2 million short tons (1.1 million metric tons), our specialty papers segment is composed of uncoated mechanical papers, including supercalendered (“SC”) paper and white paper, as well as coated mechanical papers and uncoated freesheet papers. With 724,000 short tons (657,000 metric tons) of capacity, or approximately 22% of total North American capacity, we are the largest producer of uncoated mechanical papers in North America, and the fourth largest in the world. Also, with 345,000 short tons (313,000 metric tons) of capacity, or approximately 14% of total North American capacity, we are North America’s third largest producer of coated mechanical papers. Our specialty papers are used in books, retail inserts, direct mail, coupons, magazines, catalogs, bags, and other commercial printing applications. We sell specialty papers to major commercial printers, direct mailers, publishers, catalogers and retailers, mostly in North America.
For additional information on our corporate strategy, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business” of this Form 10-K.
Pulp, tissue and paper manufacturing facilities
The following table lists the pulp, tissue and paper manufacturing facilities and the number of paper and tissue machines we owned or operated as of December 31, 2017, excluding facilities and machines that have been permanently closed or indefinitely idled as of December 31, 2017. The table presents our total 2017 production by product line (which represents all of our reportable segments except wood products), reflecting the impact of any downtime taken in 2017, and our 2018 capacity. Total capacity is based on an operating schedule of 360 days. In certain cases, production can exceed capacity, due to changes in the manufacturing properties of the product.

	Number of Machines	2018	2017	2017 Production By Product Line
(In thousands of metric tons)		Total Capacity	Total Production	Market Pulp	Tissue	Newsprint	Specialty Papers
Canada
Alma (Quebec) (1)	3	360	284	—	—	—	284
Amos (Quebec)	1	195	196	—	—	196	—
Baie-Comeau (Quebec)	2	321	274	—	—	274	—
Clermont (Quebec) (2)	1	223	221	—	—	221	—
Dolbeau (Quebec)	1	142	140	—	—	—	140
Gatineau (Quebec)	1	196	196	—	—	196	—
Kénogami (Quebec)	1	134	122	—	—	—	122
Saint-Félicien (Quebec)	—	340	325	325	—	—	—
Thunder Bay (Ontario)	1	535	505	314	—	180	11
United States
Augusta (Georgia)	1	218	199	—	—	199	—
Calhoun (Tennessee) (3) (4)	2	391	277	129	21	—	127
Catawba (South Carolina) (5)	1	546	501	209	—	—	292
Coosa Pines (Alabama)	—	268	263	263	—	—	—
Fairmont (West Virginia)	—	218	138	138	—	—	—
Grenada (Mississippi)	1	231	229	—	—	229	—
Hialeah (Florida)	2	31	29	—	29	—	—
Menominee (Michigan)	—	178	122	122	—	—	—
Sanford (Florida)	1	25	22	—	22	—	—
Usk (Washington) (6)	1	226	222	—	—	222	—
Other
Permanently closed facilities and paper machines (7)			341	—	—	110	231
	20	4,778	4,606	1,500	72	1,827	1,207

(1)	On October 16, 2017, we restarted a paper machine in Alma, representing approximately 75,000 metric tons of specialty papers capacity.

(2)
On December 21, 2017, we acquired the 49% equity interest held by The New York Times Company in Donohue Malbaie Inc. We already owned 51% of the shares of Donohue Malbaie Inc. The amounts in the above table represent the mill’s total capacity and production.

(3)	On February 28, 2017, we started a tissue machine at our Calhoun facility.

(4)	On September 30, 2017, we permanently closed two paper machines in Calhoun, representing approximately 255,000 metric tons of specialty papers capacity and 80,000 metric tons of newsprint capacity.

(5)	On June 30, 2017, we permanently closed a paper machine in Catawba, representing approximately 190,000 metric tons of specialty papers capacity.

(6)	Ponderay Newsprint Company is located in Usk and is an unconsolidated partnership in which we have a 40% interest. The amounts in the above table represent the mill’s total capacity and production.

(7)
In 2017, we permanently closed paper machines in Calhoun and Catawba, as well as our paper mill in Mokpo (South Korea). For additional information, see Note 4, “Closure Costs, Impairment and Other Related Charges,” to our Consolidated Financial Statements.

Wood products facilities
The following table lists the sawmills we owned or operated as of December 31, 2017, excluding facilities that have been permanently closed as of December 31, 2017. The table presents our total 2017 production, reflecting the impact of any downtime taken in 2017, and our 2018 mechanical capacity. We do not have access to enough timber to operate most of the sawmills at their total mechanical capacity. Total capacity is based on an operating schedule of 355 days.

	2018	2017
(In million board feet)	Total Capacity	Total Production
Atikokan (Ontario)	145	107
Comtois (Quebec)	145	119
Girardville (Quebec)	220	220
Ignace (Ontario)	115	79
La Doré (Quebec)	198	198
La Tuque (Quebec) (1)	175	90
Maniwaki (Quebec)	204	111
Mistassini (Quebec)	203	200
Obedjiwan (Quebec) (2)	65	49
Pointe-aux-Outardes (Quebec)	175	123
Saint-Félicien (Quebec)	174	149
Saint-Thomas (Quebec)	93	61
Senneterre (Quebec)	155	121
Thunder Bay (Ontario)	302	294
	2,369	1,921

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

The following table lists the remanufactured wood, engineered wood and wood pellet products facilities we owned or operated as of December 31, 2017, and their respective 2018 capacity and 2017 production. Total capacity is based on an operating schedule of 355 days.

	2018	2017
(In million board feet, except where otherwise stated)	Total Capacity	Total Production
Remanufactured Wood Products Facilities
Château-Richer (Quebec)	66	45
La Doré (Quebec)	16	14
Total Remanufacturing Wood Facilities	82	59
Engineered Wood Products Facilities
Larouche and Saint-Prime (Quebec) (in million linear feet) (1)	145	104
Wood Pellet Products Facility
Thunder Bay (Ontario) (in thousands of metric tons)	45	39

(1)
Resolute-LP Engineered Wood Larouche Inc. and Resolute-LP Engineered Wood St-Prime Limited Partnership are located in Larouche and Saint-Prime, respectively, and are unconsolidated entities in which we have a 50% interest in each entity. We operate the facilities and our joint venture partners sell the products. The amounts in the above table represent the mills’ total capacity and production.

Other products
We also sell green power produced from renewable sources, wood chips and other wood related products to customers located in Canada and the United States. Sales of these other products are considered a recovery of the cost of manufacturing our primary products.

Raw Materials
In the manufacture of our paper, tissue, pulp and wood products, our operations consume substantial amounts of raw materials such as wood, chemicals, and recovered paper (primarily sorted office paper), as well as energy. We purchase raw materials and energy sources (to complement internal generation) primarily on the open market. These raw materials are market-priced commodities and as such, are subject to fluctuations in market prices. For additional information about commodity price risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk” of this Form 10‑K.
Wood
Our sources of wood include purchases from local producers, including sawmills that supply residual wood chips, wood harvested from government-owned land on which we hold timber supply guarantees or harvesting rights, and property we own or lease. In Quebec, under the Sustainable Forest Development Act, volumes are allocated through timber supply guarantees, which are five years in length and renewable, subject to certain conditions. As of December 31, 2017, we were allocated 4.3 million cubic meters of supply through the timber supply guarantees. In Ontario, we had long-term harvesting rights for approximately 11.5 million acres of government-owned land, as of December 31, 2017. The harvesting rights licenses in Ontario are 20 years in length and automatically renew every five years, contingent upon our continual compliance with environmental performance and reforestation requirements.
We depend heavily on harvesting rights and timber supply guarantees over government-owned land in Ontario and Quebec, respectively. The volume of harvest permitted under these licenses is subject to limits, which are generally referred to as the annual allowable cut (“AAC”). The AAC is reviewed regularly, typically every five years in Quebec and every 10 years in Ontario. The chief forester of the province of Quebec ordered significant reductions to the allowable harvest between 2006 and 2018, and announced a preliminary increase of 5.9% to the AAC for the spruce, pine, fir, and larch species that we require, for the period of 2018 to 2023. Also, about 25% of the total allowable harvest in Quebec is allocated through an open auction system.
In addition to the forest management regulations that we must abide with, we have sought out independent certification for 100% of the forests that we manage or on which we hold significant harvesting rights in order to demonstrate our strong belief that it is possible to carefully harvest trees while maintaining biodiversity and protecting the forest; values important to a range of stakeholders. The woodlands that we manage are all independently certified to at least one of two internationally recognized forest management standards: Sustainable Forestry Initiative® (“SFI®”) and Forest Stewardship Council® (“FSC®”). In 2017, we successfully maintained SFI forest management certification for all of our managed woodlands in Quebec and Ontario. One FSC forest management certificate in the Abitibi region of Quebec was not renewed at the end of its five-year term and expired on January 2, 2018. We continue to maintain the other FSC forest management certificates that we held in Quebec and Ontario. In addition, we continue to be one of the largest holders of SFI and FSC forest management certificates in North America.
We have also instituted fiber-tracking systems at all of our North American facilities to ensure that our wood fiber supply comes from acceptable sources such as certified forests and legal harvesting operations, with the exception of our Hialeah tissue mill. These systems are third-party certified according to one or more of three internationally recognized chain of custody standards, namely SFI, FSC and Programme for the Endorsement of Forest Certification (“PEFC”). 100% of our wood and fiber sources is procured through the FSC Controlled Wood standard, the FSC chain of custody certification, the PEFC due diligence requirements or the SFI fiber sourcing requirements, and in some cases a combination of these standards, with the exception of our Hialeah tissue mill, which sources 100% of its recycled fiber supply from our U.S. pulp network.
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
Recovered paper
We are a large consumer of recycled fiber in North America and have de-inking plants that use advanced mechanical and chemical processes to manufacture high quality pulp from recovered paper to produce RBK pulp. The Menominee and Fairmont pulp mills manufacture products containing 100% recycled fiber. In 2017, we used 440,000 metric tons of recovered paper in our production processes.

Energy
Steam and electrical power constitute the primary forms of energy used in pulp, tissue and paper production. Process steam is produced in boilers using a variety of fuel sources, as well as heat recovery units in mechanical pulp facilities. All of our operating sites generate 100% of their own steam requirements. In 2017, our Alma, Calhoun, Catawba, Coosa Pines, Dolbeau, Gatineau, Kénogami, Saint-Félicien and Thunder Bay operations collectively consumed approximately 48% of their electrical requirements from internal sources, notably on-site cogeneration and hydroelectric dams. We purchased the balance of our electrical energy needs from third parties. We have seven sites that operate cogeneration facilities and all of these sites generate primarily “green energy” from renewable biomass. In addition, we utilize alternative fuels such as used oil and tire-derived fuel to reduce consumption of fossil fuels.
We also have one hydroelectric generation and transmission network (Hydro-Saguenay in the Saguenay region of Quebec), which consists of seven generating stations with 170 MW of capacity. The water rights agreements required to operate some of these facilities typically range from 10 to 25 years and, subject to certain conditions, are generally renewable for additional terms. In some cases, the agreements are contingent on the continued operation of the related paper mills and a minimum level of capital spending in the region. For the other facilities, the right to generate hydroelectricity stems from our ownership of the riverbed on which these facilities are located.
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
We produce six major grades of market pulp (NBSK, SBSK, NBHK, SBHK, RBK and fluff), for which we compete with a number of major market pulp producers, primarily with operations in North America. Market pulp being a globally-traded commodity, we also compete with other producers from South America (eucalyptus hardwood and radiata pine softwood), Europe (northern hardwood and softwood) and Asia (mixed tropical hardwood). Price, quality, service and fiber sources are considered the main competitive determinants.
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
Newsprint is produced by numerous manufacturers worldwide. In 2017, the five largest North American producers represented approximately 87% of North American newsprint capacity and the five largest global producers represented approximately 32% of global newsprint capacity. We face competition from both large global producers and numerous smaller regional producers. Price, quality and customer relationships are important competitive determinants.
Our specialty papers, including uncoated mechanical, coated mechanical, and uncoated freesheet papers, compete on the basis of price, quality, service and breadth of product line. We compete with numerous uncoated mechanical paper producers, with the five largest North American producers representing 84% of the North American uncoated mechanical papers capacity and the five largest global producers representing 47% of global uncoated mechanical papers capacity in 2017. In addition, imports from overseas accounted for approximately 12% of North American uncoated mechanical paper demand in 2017. We also compete with a number of other coated mechanical paper producers with operations in North America. In 2017, the five largest North American producers represented approximately 93% of North American capacity for coated mechanical papers. Imports of coated mechanical papers accounted for approximately 15% of North American demand in 2017. There are also numerous worldwide suppliers of other grades of paper such as coated freesheet.
Substantially all of our U.S. imports of SC paper, uncoated groundwood (“UGW”) paper, and softwood lumber products produced at our Canadian mills are subject to one or more orders requiring us to pay cash deposits to the U.S. for estimated countervailing or anti-dumping duties. Since October 20, 2015, we have been required to pay cash deposits at a subsidy rate of 17.87% for estimated countervailing duties on our U.S. imports of SC paper produced at our Canadian mills. We also became required to pay cash deposits for estimated countervailing duties and anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. As of December 31, 2017, the rates for such estimated countervailing and anti-dumping duties were 14.7% and 3.2%, respectively. Additionally, since January 16, 2018, we have been required to pay cash deposits to the U.S. at a preliminary rate of 4.42% for estimated countervailing duties on our U.S. imports of UGW paper produced at our Canadian mills. The countervailing duty and anti-dumping investigations of UGW paper produced in Canada are at a preliminary stage, and it is uncertain at the conclusion of those investigations, at what rate, if any, we will be required to pay cash deposits to the U.S. for estimated countervailing or anti-dumping duties on our imports to the U.S. of UGW paper produced at our Canadian mills. During any period in which our U.S. imports of SC paper, UGW paper, or softwood lumber products from our Canadian mills are subject to countervailing duty or anti-dumping cash deposit requirements or duty requirements, our competitive position of those products could be materially affected. For additional information, see Item 1A, “Risk Factors – Legal and Compliance Risk – We are subject to countervailing or anti-dumping duties on our U.S. imports of paper products and substantially all of our U.S. imports of softwood lumber products produced at our Canadian mills, which could materially affect our operations and cash flows,” of this Form 10‑K.
As with other global commodities, the competitive position of our products is significantly affected by fluctuations in foreign currency exchange rates. For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Risk,” of this Form 10-K.
Trends in non-print media are expected to continue to adversely affect demand for traditional print media, including our newsprint and specialty papers, and those of our customers. For additional information, see Item 1A, “Risk Factors – Strategic Risk – Developments in non-print media are expected to continue to adversely affect the demand for some of our key products, and our responses to these developments may not be successful,” of this Form 10-K.
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
Employees
As of December 31, 2017, we employed approximately 7,700 people, of whom approximately 5,100 were represented by various unions, primarily Unifor, and the Confederation of National Trade Unions (the “CNTU”) in Canada and predominantly by the United Steelworkers International (the “USW”) in the U.S. In the past year, we renewed or entered into a number of agreements with unions, covering approximately 260 employees in Canada. Collective agreements covering approximately 1,300 employees in Canada are scheduled to expire in 2018, affecting certain pulp and paper mills, sawmills and woodlands operations.
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
Trademarks
We have registrations or pending applications for our key trademarks “RESOLUTE” and “resolute Forest Products & Design” in the countries of our principal markets, as well as “RESOLUTE FOREST PRODUCTS”, “R Design”, and “RESOLUTE TISSUE” in Canada and the United States, and “RÉSOLU” and “Produits forestiers résolu & Design” in Canada. The current registrations of these trademarks are effective for various periods of time and may be renewed periodically, provided that we, as the registered owner, comply with all applicable renewal requirements.
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
Strategic Risk
Strategic risks relate to our future business plans and strategies, including the risks associated with the global macro-environment in which we operate, trends in our industry, demand for our products, competitive threats, product innovation, public policy developments, resource allocation, and strategic initiatives, including mergers and acquisitions, dispositions, and restructuring activity.
Developments in non-print media are expected to continue to adversely affect the demand for some of our key products, and our responses to these developments may not be successful.
Trends in non-print media are expected to continue to adversely affect demand for traditional print media, including our newsprint and specialty papers, and those of our customers. Neither the timing nor the extent of these trends can be predicted with certainty. Our newspaper, magazine, book and catalog publishing customers could increase their use of, and compete with, non-print media, including video and audio-based advertising and data transmission, non-print storage technologies, and non-print communication platforms such as websites and social media, which could further reduce their consumption of newsprint, commercial printing papers or other products we manufacture. The demand for some of our paper products has weakened significantly over the past decade. For example, over the 10 years ended December 31, 2017, according to industry statistics, North American newsprint demand fell by 65%. This trend, which similarly affects our specialty papers, could continue as a result of developments in non-print media, lower North American newspaper circulation, weaker paper-based advertising, grade substitution and conservation measures taken by publishers and retailers.
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
Based on market interest, we offer a number of our products, including some paper grades, some grades of market pulp, and wood products, with specific designations to one or more globally recognized forest management and chain of custody standards. Our ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond our control, such as: changes to the standards or the interpretation or the application of the standards; the adequacy of government-implemented conservation measures; and the existence of territorial disputes between First Nations and governments. If we are unable to offer certified products, or to meet commitments to supply certified product, it could adversely affect the marketability of our products and our ability to compete with other producers.
We may not be successful in implementing our strategies to increase earnings power.
Our corporate strategy includes, on the one hand, a gradual retreat from certain paper grades, and on the other, using our strong financial position to act on opportunities to diversify and grow. This strategy has three core themes: maximizing value generation from paper, growing in pulp, tissue, and wood products, and integrating our pulp into value-added quality tissue.
The implementation of our corporate strategy is subject to uncertainty, could require significant capital investments, and involves significant capital allocation and financing decisions as well as a substantial number of mills, machines, and personnel. In addition, strategic initiatives could have unintended consequences, including, for example, a loss of certain pulp customers if our tissue segment becomes competitive with tissue products sold by those customers.
As part of our corporate strategy, we pursue acquisitions, divestitures, and other strategic transactions and projects to complement, expand or optimize our business, such as our entry into tissue production and sales through our 2015 acquisition of Atlas Tissue, and our new tissue operations at Calhoun. In connection with any acquisition, divestiture, strategic transaction or project, we may not successfully integrate an acquired business or assets with ours or realize some or all of the anticipated benefits of the acquisition, divestiture, strategic transaction or project. In connection with such transactions, we may face challenges associated with entering into a new market or product category, such as our entry into tissue production and sales, including competition for market share. In addition, we may not be able to successfully negotiate potential acquisitions, divestitures, strategic transactions or projects that we identify, or may not be able to obtain financing that may be needed. Future acquisitions could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities, and substantial goodwill. The negotiation of any transaction and its completion may be complex and time consuming. To the extent we are unsuccessful in implementing our corporate strategy or our efforts do not achieve the anticipated outcomes, our results of operations and cash flows may be adversely affected.
Changes in the political or economic conditions in the United States, Canada or other countries in which we sell our products could adversely affect our results of operations.
We manufacture products in the United States and Canada, and we sell products throughout the world. The economic and political policies of each country and region have a significant impact on our costs and the prices of, and demand for, our products. Changes in regional economies and economic policies can affect demand for, and the cost of, manufacturing and distributing our products, as well as pricing, sales volume, and the availability or cost of insurance. These changes, in turn, can affect our results of operations. Changes to regional economies and economic policies that can bring about such effects include, among others, changes in the terms of, or countries that are parties to, bilateral and multi-lateral trade agreements and arrangements, limitations on the ability of potential customers to import products or obtain foreign currency for payment of imported products, and political instability, including significant civil unrest, acts of war or terrorist activities, or unstable or unpredictable governments in countries in which we operate or trade.
Our business is subject to global economic conditions and is highly cyclical; soft conditions could cause a number of the risks we face to increase in likelihood, magnitude and duration.
Our operations and performance depend significantly on worldwide economic conditions. During periods of weak or weakening global economic conditions, we would expect any increase in unemployment or lower gross domestic product growth rates to adversely affect demand for our products as our customers delay or reduce their expenditures. For example, during an economic downturn, end consumers may reduce newspaper and magazine subscriptions as a direct result of their financial circumstances, contributing to lower demand for our products by our customers. Advertising demand in printed magazines and newspapers, including classified advertisements, may also decline. Lower demand for print advertisements leads to fewer or smaller pages in, and may lead to less frequent publication of, printed newspapers, magazines and other advertisement circulars and periodicals, decreasing the demand for our products. In addition, demand for our market pulp products is generally associated with the production rates of paper producers, as well as consumption trends for products such as tissue, toweling and absorbent products.
An economic downturn in the U.S. or Canada may also negatively affect the U.S. or Canadian housing industry, which is a significant driver of demand for our lumber and other wood-based products. For example, a decline in housing starts may create a low level of primary demand for our lumber and other wood-based products, which we would expect to result in our wood products business operating at a lower level until there is a meaningful recovery in new residential construction demand. In addition, with less lumber demand, sawmills generate fewer wood chips that we use in our pulp and paper mills, which leads those mills to increase their supply from the open market, where prices can fluctuate with market conditions. We would also have less wood residue to use internally, which would increase our fossil fuel consumption and, as a result, our costs and environmental impact.

The forest products industry is also highly cyclical. The overall levels of demand for the products we manufacture, and consequently, our sales and profitability, reflect fluctuations in levels of end user demand. As described above, end user demand depends at least in part on general economic conditions in North America and the world, and the effect can be significant. In addition to end user demand, we have experienced cyclical changes in prices, sales volume and margins for our commodity products as a result of changing market trends and the effect of capacity fluctuations on supply and demand as well as the relative competitiveness of producers. Because our commodity products have few distinguishing qualities from producer to producer, competition is based mainly on price, which is determined by supply relative to demand, which is in turn affected by the factors described above.
Operational Risk
Operational risks arise from external events, processes, people and systems that affect the operation of our businesses. These include risks affecting, among other things, marketing and sales, woodlands management, production, supply chains, information management, data protection and security, including cybersecurity, human resources, and reputation.
Our manufacturing businesses may have difficulty obtaining timber or wood fiber at favorable prices, or at all.
Wood fiber is the principal raw material we use in our business. We use both virgin fiber – wood chips and logs – and recycled fiber – primarily sorted office paper – as fiber sources for our pulp, tissue, and paper mills. Our primary source for wood fiber is timber. Our wood products business is also dependent on our timber supply.
For our timber supply, we depend heavily on harvesting rights and timber supply guarantees over government-owned land in Ontario and Quebec, respectively. The volume of harvest permitted under these licenses is subject to limits, which are generally referred to as the AAC. The AAC is reviewed regularly, typically every five years in Quebec and every 10 years in Ontario. The chief forester of the province of Quebec ordered significant reductions to the allowable harvest between 2006 and 2018, and announced a preliminary increase of 5.9% to the AAC for the spruce, pine, fir, and larch species that we require, for the period of 2018 to 2023. Also, about 25% of the total allowable harvest in Quebec is allocated through an open auction system.
In addition, regulatory developments, activist campaigns and litigation advanced by First Nations groups or other interested parties have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada, or that meet standards required for third-party certifications. Future regulation, particularly by Ontario, Quebec, or the federal Canadian government, as well as litigation, changes in forest management certification standards, and actions taken by activists to influence the availability of timber for commercial harvest could focus on any one or more of:

•	the use of timberlands;

•	forest management practices;

•	forest management and chain of custody certification standards;

•	consultation with First Nations group;

•	the protection of habitats, and endangered or other species, including the woodland caribou;

•	the promotion of forest biodiversity; and

•	the response to and prevention of catastrophic wildfires.
Increased pressures on the Canadian provincial and federal governments to increase the protection of the woodland caribou, its habitat, and the boreal forest, could impact timber supply. For example, regulations relating to habitats, and endangered or other species, which are proposed for adoption by Ontario, could significantly reduce timber supply in that province, including to our Ontario mills. Our access to timber may also be affected by factors such as fire and fire prevention, insect infestation, disease, ice storms, wind storms, drought, flooding, and other natural and man-made causes, which could potentially reduce supply and increase prices.
Though timber is our primary source of fiber, wood fiber is a commodity and we also buy a significant portion of our fiber requirements on the open market. Prices for wood fiber are cyclical and subject to market influences, which could be concentrated in one or more regions due to market shifts.
If we are unable to obtain adequate supplies of timber or wood fiber at favorable prices for any of the reasons described above, our business operation could be materially and adversely affected.

A sustained increase in the cost of purchased energy and other raw materials would lead to higher manufacturing costs, which could reduce our margins.
Our operations consume large amounts of energy, such as electricity, natural gas, fuel oil, and wood residue, a substantial proportion of which we buy on the open market. The main raw materials we require in our manufacturing processes are wood fiber, chemicals, and recovered paper. The prices for raw materials and energy are volatile and may change rapidly, which impacts our manufacturing costs, directly affects our results of operations and has contributed to earnings volatility.
For our commodity products, the relationship between industry supply and demand, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass along increases in our operating costs to our customers. Any sustained increase in energy, chemical, or raw material prices without any corresponding increase in product pricing would reduce our operating margins and potentially require us to limit or cease operations of one or more of our machines.
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
We are subject to physical and financial risks associated with global, regional, and local weather conditions, and climate change.
Our operations and the operations of our suppliers are subject to climate variations, which impact the productivity of forests, the frequency and severity of wildfires, the distribution and abundance of species, and the spread of disease or insect epidemics, which in turn may adversely or positively affect timber production. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, snow, ice storms, the spread of disease, and insect infestations. Any of these natural disasters could also affect our woodlands or cause variations in the cost of raw materials, such as virgin fiber. Changes in precipitation resulting in droughts could make wildfires more frequent or more severe, and could adversely affect timber or our hydroelectric production.
To the extent global, regional, or local climate conditions or change impacts raw material availability or our hydroelectric production, it may also impact our costs and revenues.
We could experience disruptions in operations or increased labor costs due to labor disputes.
As of December 31, 2017, we employed approximately 7,700 people, of whom approximately 5,100 were represented by various unions, primarily Unifor, and the CNTU in Canada, and predominantly by the USW in the U.S. In 2017, we renewed or entered into a number of agreements with unions, covering approximately 260 employees in Canada. Collective agreements covering approximately 1,300 employees in Canada are scheduled to expire in 2018, affecting certain pulp and paper mills, sawmills and woodlands operations.
While we intend to renew collective agreements, there can be no assurance that we will be able to renew agreements on satisfactory terms, or that we will maintain continuously satisfactory agreements with all of our unionized employees. Should we be unable to do so, it could result in strikes, work stoppages, or disturbances by affected employees, which could cause us to experience a disruption of operations and affect our business, financial condition, or results of operations.
Difficulties in our employee relations or difficulties attracting employees for work in our remote locations could lead to operational delays or increase our costs.
Our ability to achieve our future goals and objectives is dependent, in part, on maintaining good relations with our employees and minimizing employee turnover at our corporate offices, mills, and woodlands operations. Work stoppages, excessive employee turnover, or difficulty in attracting and retaining employees for work in remote locations could lead to operational delays or increased costs.
Disruptions to our supply chain, operations, or the delivery of our products, could adversely affect our financial condition or results of operations.
The success of our businesses is largely contingent on the availability of direct access to raw materials and our ability to ship products on a timely basis. As a result, any event that disrupts or limits transportation or delivery services could materially and adversely affect our business. In addition, our operating results depend on the continued operation of our various production facilities and our ability to complete construction and maintenance projects on schedule. Interruptions of operations at our facilities, including interruptions caused by the events described below, could materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties.
Our operations, supply chain, and transportation and delivery services are subject to potential hazards, including explosions, fires, severe weather and natural disasters, mechanical failures, structural failures at any of our dams or hydroelectric facilities, unscheduled downtimes, prolonged power failures, supplier disruptions, labor shortages, including woodland contractors, or other labor difficulties, transportation interruptions, including as a result of shortages of carriers or drivers, remediation complications, discharges or releases of toxic or hazardous substances or gases, other environmental and workplace risks, and terrorist or other violent acts.
Some of these hazards can cause personal injury and loss of life, severe damage to or destruction of property, equipment, or the environment, and can result in, among other things: the suspension of operations; the shutdown of affected facilities; reputational damage; the imposition of civil or criminal penalties; workers’ compensation; and claims against us with respect to workplace exposure, exposure of contractors on our premises, as well as other persons located nearby.
We are subject to cybersecurity risks related to breaches of security pertaining to sensitive company, customer, employee, and vendor information, as well as breaches in the technology that manages operations and other business processes.
We use information technologies to securely manage operations and various business functions. We rely on various technologies to process, store, and report on our business and interact with customers, vendors, and employees. The secure processing, maintenance, and transmission of this information is critical to our operations and business strategy. Despite our security design and controls, and those of our third-party providers, our information technology and infrastructure may be vulnerable to cyberattacks by hackers or breaches due to employee error, malfeasance, or other disruptions. Any such breach could result in operational disruptions or the misappropriation of sensitive data and could subject us to civil and criminal penalties, litigation, or have a negative impact on our reputation. We may be required to expend capital and other resources to protect against such security breaches or cyberattacks, or to remediate problems caused by such breaches or attacks. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition. The U.S. and Canadian legislatures also are considering cybersecurity legislation that, if enacted, could impose additional obligations on us and could expand our potential liability in the event of a cybersecurity incident.
We are currently transitioning from certain legacy system applications, and during the transition, such legacy systems may be more vulnerable to attack or failure and implementation of the transition may cause disruptions to our business information systems.
We are currently in the ongoing process of replacing certain legacy system applications with an integrated business management software platform. Prior to the completion of this upgrading process, we may not have supplier or third-party support for legacy systems in the event of failure or required updates, and such legacy systems may be more vulnerable to breakdown, malicious intrusion, and random attack. Prior to the completion of this upgrading process, we may also experience difficulties maintaining or replacing the hardware infrastructure required to operate these legacy systems. Such legacy systems, if not properly functioning prior to their replacement, could adversely affect our business.
During the process of replacing legacy systems, we could experience disruptions to our business information systems and normal operating processes because of the projects’ complexity. The potential adverse consequences could include delays, loss of information, decreased management reporting capabilities, damage to our ability to process transactions, harm to our control environment, diminished employee productivity, and unanticipated increases in costs. Further, our ability to achieve anticipated operational benefits from new platforms is not assured.
Negative publicity, even if unjustified, could have a negative impact on our brand and the marketability of our products.
We believe that we have established a reputation for transparent communications, responsible forestry practices, and overall sustainability leadership. We also believe that our commitment to sustainable and responsible forestry practices extends well beyond strict compliance with applicable forestry regulations, which in Quebec and Ontario are already among the most, if not the most, rigorous in the world. Negative publicity, whether or not justified, relating to our operations could tarnish our reputation or reduce the value of our brand and market demand for our products. In addition, the actions of activists, whether or not justified, could impede or delay our ability to access raw materials or obtain third-party certifications with respect to forest management and chain of custody standards that we seek in order to supply certified products to our customers. In these cases, we may have to incur significant expenses and dedicate additional resources to defend ourselves against activist campaigns, rebuild our reputation, and restore the value of our brand.

Financial Risk
Financial risks relate to our ability to meet financial obligations and mitigate exposure to broad market risks, including: volatility in foreign currency exchange rates, interest rates and commodity prices; capital structure; and credit and liquidity risk, including risk related to cash management, extension of credit, collections, credit ratings, and availability and cost of funding.
Currency fluctuations can adversely affect our competitive position, selling prices, and manufacturing costs.
We compete with producers from around the world, particularly North America, Europe, and South America, in most of our product lines, with the exception of wood products and tissue, where we compete primarily with other North American producers. We sell our products mainly in transactions denominated in U.S. dollars, but we also sell in certain local currencies, including the Canadian dollar, the euro, and the pound sterling. Changes in the relative strength or weakness of these currencies, particularly the U.S. dollar, could affect international trade flows in these products. A stronger U.S. dollar might attract imports, thereby increasing product supply and possibly creating downward pressure on prices. On the other hand, a weaker U.S. dollar might encourage U.S. exports but also increase manufacturing costs in Canadian dollars or other foreign currencies.
Variations in exchange rates could also significantly affect our competitive position. In 2017, for example, the strength of the U.S. dollar against certain European currencies and the currencies of other paper producing countries, in addition to the weak currencies in a number of paper importing countries, continued to negatively affect the competitive position of North American newsprint producers selling in certain U.S. dollar-denominated international newsprint markets, such as Asia and Latin America. Some of our European competitors were able to price products more aggressively in those markets as a result of the relative weakness of their local currency, which negatively affected our ability to compete.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects. In 2016 and 2017, the Canadian dollar fluctuated between a low of US$0.69 in January of 2016 and a high of US$0.83 in September of 2017. Based on operating projections for 2018, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $17 million, and vice versa.
Furthermore, certain assets and liabilities, including a substantial portion of our net pension and other postretirement benefit obligations and our net deferred income tax assets, are denominated in Canadian dollars. As a result, our earnings can be subject to the potentially significant effect of foreign exchange gains or losses in respect of these Canadian dollar net monetary items. A fluctuation of the Canadian dollar against the U.S. dollar in any given period would generally cause a foreign exchange gain or loss.
The amount by which our pension plans are underfunded could increase the level of required contributions, which could have an adverse impact on our financial condition.
As of December 31, 2017, we had net pension obligations of approximately $1,097 million, of which approximately 70% relates to our Canadian registered pension plans in the provinces of Quebec and Ontario, and approximately 30% of which relates to our U.S. qualified pension plan. See Note 14, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements, for a description of our pension plan funding obligations, including our unfunded pension obligations.
The amount by which our pension plans are funded or underfunded varies depending upon the return on pension fund investments, the level of interest rates used to determine minimum funding levels, and other actuarial assumptions and experience. Variations from our assumptions would cause the actual amount of our required contributions to vary from our current estimates. Any additional contributions to our pension funds to fund potential resulting increased deficits would be required to be paid over seven-year or 15-year periods, depending upon the laws applicable to the funding of the specific pension plan, except that plans that are currently subject to 15-year periods will be gradually reduced to maximum 10-year periods by December 31, 2021. Any change to laws and regulations applicable to the funding of our pension plans could also increase or decrease our future funding obligations. Similarly, because we make our Quebec and Ontario pension plan contributions in Canadian dollars, the amount of our contributions as stated in U.S. dollars can be subject to the potentially significant effect of foreign currency exchange rate variations. Any such variations could materially affect our cash flows and financial condition, in each case either positively or negatively depending on the direction and magnitude of the variation. In addition, an increase in our net pension obligations could make it more difficult to obtain financing on favorable terms.
It is also possible that Canadian provincial pension regulators could attempt to compel additional funding of certain of our Canadian registered pension plans in respect of plan members associated with sites we formerly operated in their respective provinces. On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($120 million, based on the exchange rate in effect on December 31, 2017), would have to be funded if we do not obtain the relief sought. At this time, we cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.
Our operations require substantial capital and we may be unable to maintain adequate capital resources to provide for all of our capital requirements.
Our businesses are capital intensive and require regular capital expenditures in order to maintain our equipment, increase our operating efficiency, and comply with environmental laws. If our available cash resources and cash generated from operations are not sufficient to fund our operating needs, make pension contributions, and finance our working capital, capital expenditures, and duty cash deposits, we would either need to borrow or reduce or delay capital expenditures. If we cannot maintain or upgrade our equipment as we require, we may become unable to manufacture products that compete effectively. An inability to make required capital expenditures in a timely fashion could have a material adverse effect on our growth, business, financial condition, or results of operations.
The terms of our ABL Credit Facility, our Senior Secured Credit Facility, and the indenture governing our 2023 Notes could restrict our current and future operations.
The credit agreements governing our senior secured asset-based revolving credit facility (the “ABL Credit Facility”), our senior secured credit facility (the “Senior Secured Credit Facility”), and the indenture governing our 5.875% senior notes due 2023 (the “2023 Notes”), contain a number of restrictive covenants that impose operating and financial restrictions on us and could limit our ability to engage in activities that might be in our long-term best interests. For a description of our ABL Credit Facility, Senior Secured Credit Facility, and the indenture governing the 2023 Notes, including the covenants and restrictions they contain, see Note 13, “Long-Term Debt,” to our Consolidated Financial Statements.
A breach of the covenants under the ABL Credit Facility, the Senior Secured Credit Facility, or under the indenture governing the 2023 Notes could result in an event of default, which could allow holders and lenders, as the case may be, to accelerate their debt and could result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. An event of default under the ABL Credit Facility or the Senior Secured Credit Facility would also allow the lenders to terminate all commitments to extend further credit to us under those facilities. If we were unable to repay amounts due and payable under the ABL Credit Facility or the Senior Secured Credit Facility, the lenders would have the right to proceed against the collateral securing the indebtedness. In any of these events, we may seek to refinance our indebtedness, but be unable to do so on commercially reasonable terms. As a result, we could be: limited in how we conduct our business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to compete effectively or to take advantage of new business opportunities.
We may be subject to losses that might not be covered in whole or in part by our insurance coverage.
We maintain property, business interruption, credit, product, general liability, casualty, and other types of insurance, including pollution and legal liability, that we believe are in accordance with customary industry practices, but we are not fully insured against all potential hazards inherent in our business, including losses resulting from human error, natural disasters, war risks, or terrorist acts. As is typical in the industry, we also do not maintain insurance for any loss to our access to standing timber from natural disasters, regulatory changes, or other causes. Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, we might not be able to finance the amount of the uninsured liability on terms acceptable to us or at all, and might be obligated to divert a significant portion, or all, of our cash flow from normal business operations.
We could be required to record significant additional closure costs and long-lived asset impairment or accelerated depreciation charges.
We have responded to the changing market dynamics by optimizing assets and streamlining our production. If demand for any of our products continues to decline, or if the pace of decline accelerates, it may be necessary to curtail production even further, or permanently shut down more machines and facilities. In addition to the potential loss of production, curtailments and shutdowns could result in asset impairments, accelerated depreciation, and cash closure costs for the affected facilities, including restructuring charges and exit or disposal costs, which could negatively impact our cash flows and materially affect our results of operations and financial condition. The closure of machines or facilities could also trigger the payment of additional pension contributions or wind-up deficiencies.
Losses related to the impairment of long-lived assets to be held and used are recognized when circumstances, such as continuing losses or demand declines in certain businesses, indicate the carrying value of an asset group may not be recoverable. When indicators that the carrying value of an asset group may not be recoverable are triggered, we evaluate the carrying value of the asset group in relation to its expected undiscounted future cash flows. If the carrying value of an asset group is greater than the expected undiscounted future cash flows to be generated by the asset group, an impairment charge is recognized based on the excess of the asset group’s carrying value over its fair value. If it is determined that the carrying value of an asset group is recoverable, we review and adjust, as necessary, the estimated useful lives of the assets in the group. If there were to be a triggering event, it is possible that we could record significant non-cash long-lived asset impairment or accelerated depreciation charges in future periods, which would be recorded as operating expenses and would negatively impact our results of operations.
We also may be disposing of assets or businesses and be required to recognize additional impairment charges based on the excess of the asset group’s carrying value over the expected net proceeds from the sale, which could materially affect our results of operations and financial condition.
We could be required to record goodwill impairment charges on all or a significant amount of the goodwill on our Consolidated Balance Sheet.
We have goodwill of $81 million recorded in our Consolidated Balance Sheet as of December 31, 2017, all of which arose from our acquisition of Atlas Tissue. Goodwill represents the excess of the purchase price of an acquisition over the fair value of identifiable tangible and intangible assets of the acquired business. Future acquisitions that we make may also result in significant amounts of additional goodwill. The determination of goodwill involves a significant level of management estimates about future events, requires complex and subjective judgments, and is subject to a fair degree of measurement uncertainty. The carrying value of goodwill is not amortized, and is reviewed for impairment at the reporting unit level annually, or more frequently, whenever indicators of potential impairment exist. In the event that the net carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized, not to exceed the carrying amount of the goodwill, which would be recorded as operating expenses and would negatively impact our results of operations.
We could be required to record additional valuation allowances against our recorded deferred income tax assets.
We recorded significant deferred income tax assets relating to our Canadian operations in our Consolidated Balance Sheet as of December 31, 2017. If, in the future, we determine that we are unable to recognize these deferred income tax assets as a result of sustained cumulative losses in our Canadian operations, we could be required to record additional valuation allowances for the portion of the deferred income tax assets that is not more likely than not to be realized. Such valuation allowances, if taken, would be recorded as a charge to income tax expense and would negatively impact our results of operations.
Legal and Compliance Risk
Legal and compliance risks arise from governmental and regulatory action, governance and business conduct, and environmental, contractual and other legal liabilities, including risks associated with: international trade regulation; legal proceedings; our shareholder relationships; and compliance with governance policies and procedures, such as those relating to financial reporting, the environment, and health and safety. Governmental and regulatory risk includes the risk that government or regulator actions will impose additional costs on us or cause us to have to change our business models or practices.
Products we produce in one country and export to another may become subject to duties or other international trade remedies or restrictions.
We produce products in the U.S. and Canada, and we sell those products worldwide. Under international agreements and the domestic trade laws of many countries, trade remedies are available to domestic industries where imports are alleged to be “dumped” or “subsidized” and such imports are alleged to cause material injury, or an imminent threat of injury, to a domestic industry. Under such laws, dumping generally involves selling for export a product at a price lower than that at which the same or similar product is sold in the home market of the exporter, or where the export prices are lower than a value that typically must be at or above the full cost of production (including sales and marketing costs) and a reasonable amount for profit. International trade laws also generally provide that subsidies from governments may be subject to trade remedies under certain circumstances. A trade remedy investigation or proceeding may involve allegations of either dumping, subsidization, or both. Where injurious dumping is found, the trade remedy is typically an anti-dumping duty order. Where injurious subsidization is found, the trade remedy is typically a countervailing duty order. In principle, a duty equal to the amount of dumping or subsidization, as applicable, is imposed on the importer of the product. However, whether or not consistent with treaty obligations or other applicable law, authorities have imposed assumed or estimated rates on products that may not be related to actual dumping by a particular producer or may not be based on subsidies actually received by the producer. Anti-dumping and countervailing duty orders do not prevent the export or import of the product, but rather require the importer of the product to pay to the government an anti-dumping duty or countervailing duty, or a deposit on estimated anti-dumping duties or countervailing duties, as applicable. The imposition of additional anti-dumping duties, countervailing duties, deposit requirements in respect of estimated duties, or any other trade remedy on one or more of our products could materially affect our cash flow, and the competitive position of our operations relating to the affected product.
In addition to risks related to the trade remedies discussed above, a country could impose taxes or tariffs on some or all imported products, whether or not consistent with existing trade treaties or agreements, and trade treaties, agreements and arrangements may be renegotiated or terminated, or one or more countries that are parties may withdraw. For example, the U.S. government is seeking to renegotiate the North American Free Trade Agreement (“NAFTA”), to which Canada is a party and which generally provides for free trade of many products and services among the U.S., Canada, and Mexico. There is also uncertainty as to whether the U.S. may unilaterally withdraw from NAFTA altogether. It is uncertain whether a new trade agreement resulting from such ongoing efforts to renegotiate NAFTA, or any unilateral withdrawal from NAFTA by the U.S., will affect the import of any of our Canadian products to the U.S. However, we sell a significant portion of our Canadian produced products in the U.S., and a renegotiated NAFTA or a unilateral withdrawal from NAFTA by the U.S., or similar actions with respect to other trade treaties, agreements, or arrangements taken by other countries where we sell our products internationally, could materially affect our cash flow, and the competitive position of our operations relating to the affected products.
We are subject to countervailing or anti-dumping duties on our U.S. imports of paper products and substantially all of our U.S. imports of softwood lumber products produced at our Canadian mills, which could materially affect our operations and cash flows.
Substantially all of our U.S. imports of SC paper, UGW paper, and softwood lumber products produced at our Canadian mills are subject to one or more orders requiring us to pay cash deposits to the U.S. for estimated countervailing or anti-dumping duties. All of such cash deposit requirements applicable to us are the result of petitions filed by U.S. SC paper, UGW paper, or softwood lumber products producers, as applicable, with the U.S. Department of Commerce (“Commerce”) and the U.S. International Trade Commission (“ITC”). Each such petition resulted in Commerce and the ITC commencing investigations into all Canadian producers of the applicable products, and, in each investigation, at least one of our Canadian subsidiaries was selected as a mandatory respondent.
In a countervailing duty investigation, when Commerce determines that the Canadian production of the applicable product benefited from government subsidies during the applicable time period it sets an estimated countervailing duty rate for that product. Similarly, in an anti-dumping duty investigation, when Commerce determines that the Canadian product is being dumped in the U.S. market during the applicable time period, it sets an estimated anti-dumping duty rate for that product. A U.S. importer of such products from Canada is then required to pay the cash deposits for estimated countervailing or anti-dumping duties at such rates for an initial period of four months, and will then continue to be required to pay the cash deposits only if, in the applicable investigation, all of the following occur:

•	Commerce issues final determinations that importers to the U.S. of such products are importing unfairly traded goods from Canadian mills;

•	the ITC issues a final determination that subject merchandise benefiting from any alleged subsidization or dumping threatens injury to the relevant U.S. industry or causes current injury; and

•	Commerce issues orders that importers of such products in the U.S. from Canadian mills must pay cash deposits for estimated countervailing or anti-dumping duties, as applicable.
No such deposits paid to the U.S. will be converted into actual countervailing duties or anti-dumping duties unless and until a countervailing duty or anti-dumping rate is later set by Commerce in an administrative review, which is to be based on Commerce’s determination of countervailable subsidies received during, or anti-dumping rates applicable to, a period subsequent to the period reviewed in the original investigation. In those investigations in which we are or become required to pay cash deposits for estimated duties, we will become eligible to request a first administrative review 12 months after the date of any Commerce order implementing a duty deposit requirement, as described above, and in each such investigation, we could remain subject to annual administrative reviews for five or more years following the initial Commerce order. We may also appeal final determinations and deposits cannot be converted into actual duties during the pendency of an appeal.
We have been required to pay cash deposits for estimated countervailing duties on our U.S. imports of SC paper produced at our Canadian mills since August 3, 2015. As of December 31, 2017, the applicable rate for such estimated duties was 17.87%. We also became required to pay cash deposits for estimated countervailing duties and anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. As of December 31, 2017, the rates for such estimated countervailing and anti-dumping duties were 14.7% and 3.2%, respectively. Additionally, since January 16, 2018, we have been required to pay cash deposits to the U.S. at a preliminary rate of 4.42% for estimated countervailing duties on our U.S. imports of UGW paper produced at our Canadian mills. The countervailing duty and anti-dumping investigations of UGW paper produced in Canada are at a preliminary stage, and it is uncertain at the conclusion of those investigations, at what rate, if any, we will be required to pay cash deposits to the U.S. for estimated countervailing or anti-dumping duties on our imports to the U.S. of UGW paper produced at our Canadian mills. Through December 31, 2017, our aggregate cash deposits paid to the U.S. for all affected products totaled $75 million.
We cannot provide any assurance regarding the estimated or final duty rates that may be determined by Commerce in its investigations or administrative reviews. During any period in which our U.S. imports of SC paper, UGW paper, or softwood lumber products from our Canadian mills are subject to countervailing duty or anti-dumping cash deposit requirements or duty requirements, our cash flows and the competitive position of those products and our related Canadian operations could be materially affected.
Any failure to comply with laws and regulations could require us to record additional liabilities and adversely affect our results of operations.
We are subject to a variety of foreign, federal or national, state, provincial, and local laws and regulations dealing with financial reporting and disclosure obligations, corporate governance, antitrust, customs and trade, employees, contractors, transportation, taxes, timber and water rights, pensions, benefit plans, workplace health and safety, the manufacture and sale of consumer products, the environment, and First Nations, among others. Many of these laws and regulations are complex and subject to differing interpretation, and the requirements of laws and regulations of different countries and jurisdictions in which we operate, have sales or otherwise do business, or in which our securities trade or in which our security holders reside, may differ or be inconsistent with one another. Compliance with these laws and regulations, including changes to them or their interpretations or enforcement, has required in the past, and could require in the future, substantial expenditures by us and adversely affect our results of operations. In addition, noncompliance with laws and regulations, especially those related to the environment and First Nations, could significantly damage, and require us to spend substantial amounts of money to rebuild our reputation.
In addition, our ability to comply with these laws and regulations often depends, at least in part, on compliance by independent third parties, such as contractors and agents we retain to provide services. For example, our compliance with customs requirements for international shipments depends in part on compliance by our customs brokers, sureties, transportation companies, and external advisors, in addition to our own employees and consultants, and we could be liable for noncompliance by any of them, even if inadvertent. Failure to comply with laws and regulations can also be the result of unintended consequences, such as unforeseen consequences of information technology modifications, upgrades, or replacements. Although we strive to comply with laws and regulations applicable to us, no company, including us, can assure that it will successfully prevent, detect, or remediate all potential instances of non-compliance, and any failure to do so could be material, require substantial expenditures, and adversely affect our results of operations.
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

Our international sales and operations are subject to applicable laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect our operations.
As a result of our international sales and operations, we are required to comply with trade and economic sanctions and other restrictions imposed by the United States, Canada, and other governments or organizations. We are also subject to the U.S. Foreign Corrupt Practices Act, the Corruption of Foreign Public Officials Act (Canada), the United Kingdom Bribery Act 2010 and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials and, in some jurisdictions, to other commercial parties. Changes in trade sanctions laws could restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. Violations of these laws or regulations could result in sanctions, including fines, loss of authorizations needed to conduct our international business, and other penalties, which could adversely impact our business, operating results, and financial condition.
We are a party to a number of legal proceedings, and adverse judgments in certain legal proceedings could have a material adverse effect on our financial condition.
We become involved in various legal proceedings and other disputes in the normal course of business. These could include, for example, matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, financial reporting and disclosure obligations, corporate governance, antitrust, First Nations claims, and other matters. In addition to claims against us and our consolidated subsidiaries, these proceedings and disputes may involve claims asserted by others against unconsolidated partnerships and joint ventures in which we have an interest. Although the final outcome of any legal proceeding or dispute is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Legal proceedings that we believe could have a material adverse effect if not resolved in our favor, or that we believe to be significant, are discussed in Item 3 of this Form 10-K and in Note 16, “Commitments and Contingencies – Legal Matters” to our Consolidated Financial Statements. However, our reports do not disclose or discuss all legal proceedings and disputes of which we are aware. If our assessment of the probable outcome or materiality of a legal proceeding or dispute is not correct, we may not have made adequate provision for such loss and our financial condition, cash flows, or results of operations could be adversely impacted.
In addition, if a loss resulting from an adverse outcome in connection with a legal proceeding or dispute were to affect the solvency of certain of our subsidiaries or remain unpaid for certain periods, it could result in a default under the ABL Credit Facility, the Senior Secured Credit Facility and the 2023 Notes. For additional information, see “Financial Risk – The terms of our ABL Credit Facility, our Senior Secured Credit Facility, and the indenture governing our 2023 Notes could restrict our current and future operations” above.
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
There is a shareholder who owns a substantial percentage of our common stock, and its interests could differ from those of other stockholders, and its actions could affect the price of our common stock.
There is a shareholder who owns a substantial percentage of the outstanding shares of our common stock, and could increase its percentage ownership even further. This shareholder could be in a position to influence the outcome of actions requiring shareholder approval, including, among other things, the election of board members. The concentration of ownership could also facilitate or hinder a negotiated change of control and consequently, impact the value of our common stock. In addition, the possibility that this shareholder may sell all or a large portion of our common stock in a short period of time may adversely affect the trading price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Information regarding our owned properties is included in Item 1, “Business.”
In addition to the properties that we own, we also lease under long-term leases office and manufacturing premises, and office equipment, have water rights on certain government-owned waters, and have harvesting rights or timber supply guarantees with respect to certain government-owned land. For additional information, see Note 19, “Operating Leases and Purchase Obligations,” to our Consolidated Financial Statements.
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
The obligations under the Senior Secured Credit Facility are secured by a first priority mortgage on the real property of our Calhoun facility and a first priority security interest on the fixtures and equipment located therein, and related assets.
ITEM 3. LEGAL PROCEEDINGS
In addition to the proceedings described below, see the description of our material pending legal proceedings in Note 16, “Commitments and Contingencies – Legal matters,” to our Consolidated Financial Statements, which is incorporated in this “Item 3 – Legal Proceedings” by reference.
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
On October 13, 2016, Environment Canada charged our subsidiary, Resolute FP Canada Inc., with alleged violations of Section 36(3) of the Fisheries Act (Canada), which prohibits the deposit or discharge of deleterious substances in water frequented by fish. The charges were based on an alleged discharge of bunker fuel into a stream, alleged to have occurred at our Baie-Comeau paper mill on June 19, 2012. On October 12, 2017, the Company settled the case, agreeing to plead guilty to the deposit of a deleterious substance in water frequented by fish and to pay a fine of Cdn $100,000.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades under the stock symbol “RFP” on both the NYSE and the TSX.
The high and low prices of our common stock on the NYSE for 2016 and 2017, by quarter, are set forth below.

	High	Low
2016
First quarter	$8.40	$3.79
Second quarter	6.95	4.55
Third quarter	6.10	4.57
Fourth quarter	5.85	3.70
2017
First quarter	$5.80	$4.20
Second quarter	6.75	4.15
Third quarter	5.30	4.10
Fourth quarter	11.30	5.04
As of January 31, 2018, there were approximately 3,169 holders of record of our common stock.
We did not pay dividends in both 2017 and 2016. Any future determination to pay dividends will be at the discretion of the board of directors and will be dependent on then-existing conditions, including our financial condition, results of operations, capital requirements, contractual and legal restrictions, business prospects and other factors that the board of directors considers relevant. Our debt agreements contain restrictions on our ability to pay dividends and repurchase shares, as further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Resources,” of this Form 10-K.
There remains $24 million under our $150 million share repurchase program, which was launched in May of 2012. We did not repurchase any shares in 2017 or 2016.
See Part III, Item 12 of this Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding our equity compensation plan.

The following graph compares the cumulative total return attained by shareholders of our common stock versus the cumulative total returns of the Standard & Poor’s 500 (the “S&P 500”) index and a peer group of five companies since December 31, 2012. The individual companies comprising the peer group are: Domtar Corporation, International Paper Company, UPM-Kymmene Corporation, Verso Corporation and Weyerhaeuser Company. The graph tracks the performance of a $100 investment in our common stock, in the S&P 500 index and in the peer group on December 31, 2012 (with the reinvestment of all dividends) to December 31, 2017. The stock price performance included in the graph is not indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents a summary of historical consolidated financial information for each of the last five years and should be read in conjunction with Items 7 and 8 of this Form 10-K. The selected financial information for the years ended December 31, 2017, 2016 and 2015, and as of December 31, 2017 and 2016, under the captions “Statement of Operations Data,” “Segment Sales Information,” “Statement of Cash Flows Data” and “Financial Position” shown below has been derived from our audited Consolidated Financial Statements.

	Years Ended December 31,
(In millions, except per share amounts)	2017	2016	2015	2014	2013
Statement of Operations Data
Sales	$3,513	$3,545	$3,645	$4,258	$4,461
Operating income (loss)	49	(26)	(219)	(174)	(2)
Net loss including noncontrolling interests	(78)	(76)	(255)	(274)	(639)
Net loss attributable to Resolute Forest Products Inc.	(84)	(81)	(257)	(277)	(639)
Basic net loss per share attributable to Resolute Forest Products Inc. common shareholders	(0.93)	(0.90)	(2.78)	(2.93)	(6.75)
Diluted net loss per share attributable to Resolute Forest Products Inc. common shareholders	(0.93)	(0.90)	(2.78)	(2.93)	(6.75)
Dividends declared per common share	—	—	—	—	—
Segment Sales Information
Market pulp	$911	$836	$889	$974	$1,053
Tissue	81	89	11	—	—
Wood products	797	596	536	610	569
Newsprint	842	1,009	1,105	1,402	1,473
Specialty papers	882	1,015	1,104	1,272	1,366
	$3,513	$3,545	$3,645	$4,258	$4,461
Statement of Cash Flows Data
Net cash provided by operating activities	$158	$81	$138	$186	$206
Cash invested in fixed assets	164	249	185	193	161

	As of December 31,
(In millions, except otherwise indicated)	2017	2016	2015	2014	2013
Financial Position
Fixed assets, net	$1,716	$1,842	$1,810	$1,985	$2,289
Total assets	4,147	4,277	4,220	4,914	5,377
Total debt (1)	789	762	591	590	591
Additional Information
Number of employees	7,700	8,300	8,000	7,700	8,400

(1)
In 2016, we entered into the Senior Secured Credit Facility for up to $185 million, which included a term loan of $46 million. Borrowings under the Senior Secured Credit Facility and ABL Credit Facility were $90 million and $35 million, respectively, in 2016, and $83 million and $61 million, respectively, in 2017. For additional information, see Note 13, “Long-Term Debt,” to our Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is intended to help the reader understand Resolute Forest Products, our results of operations, cash flows and financial condition. The discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes (or the “Consolidated Financial Statements”) contained in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (or “Form 10-K”).
When we refer to “Resolute Forest Products,” “we,” “our,” “us” or the “Company,” we mean Resolute Forest Products Inc. with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated.
OVERVIEW
Resolute Forest Products is a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in close to 70 countries. The company owns or operates some 40 manufacturing facilities, as well as power generation assets, in the U.S. and Canada. We are the largest Canadian producer of wood products east of the Canadian Rockies and one of the most significant pulp producers in North America. By capacity, we are the number one producer of newsprint in the world and the largest producer of uncoated mechanical papers in North America. We are also an emerging tissue producer.
We report our activities in five business segments: market pulp, tissue, wood products, newsprint and specialty papers.
We are guided by our vision and values, focusing on safety, profitability, accountability, sustainability and teamwork. These are the elements that we believe best define us:

•
Competitive cost structure and diversified asset base - With our large-scale, efficient and integrated operations, competitive sources of energy and fiber, strategically located mills, and cost-effective management structure, we believe we are well positioned to compete in the global marketplace. We maintain a rigorous focus on reducing costs, optimizing production across our network, adjusting to market dynamics, as well as capitalizing on our access to international markets.

•
Conservative capital structure - Our low debt, which has favorable pricing and flexibility, and solid liquidity levels are key to our continued transformation to a more sustainable company. In order to maintain financial strength and flexibility, we continue to spend our capital in a disciplined, strategic and focused manner, concentrating on our most competitive sites.

•
Strategic perspectives - We pursue initiatives that improve our cost position, advance diversification, provide synergies or position us to expand into future growth markets. All are key to our continuing transformation: less paper and more wood products, pulp and tissue. To that end, we take an opportunistic approach that aligns with our strategic plan and that we believe positions us favorably for the long-term evolution of the paper and forest products industry, including bioproducts.

Our Business
Products
We operate seven pulp mills, five in the U.S. and two in Canada, with total capacity of 1.7 million metric tons, or approximately 10% of total North American capacity, making us the third largest pulp producer in North America. Approximately 75% of our virgin pulp capacity is softwood-based: northern bleached softwood kraft (or “NBSK”) pulp, southern bleached softwood kraft (or “SBSK”) pulp and fluff pulp. We are also the world’s largest producer of recycled bleached kraft (or “RBK”) pulp and a competitive producer of northern bleached hardwood kraft (or “NBHK”) pulp and southern bleached hardwood kraft (or “SBHK”) pulp. Wood pulp is the most commonly used material to make paper and tissue. Pulp not converted into paper or tissue is sold as market pulp, which is used to make a range of consumer products including tissue, packaging, specialty paper products, diapers and other absorbent products. Approximately 28% of our 2017 market pulp shipments were exported outside of North America, including significant exports to Europe, Asia and Latin America.
We produce tissue products at three facilities in North America. With total capacity of 128,000 short tons (116,000 metric tons), which includes our new tissue facility in Calhoun (Tennessee), we are a fully integrated manufacturer operating four tissue machines and 14 converting lines. We manufacture a range of tissue products for the away-from-home and at-home markets, including recycled and virgin paper products, covering premium, value and economy grades. We also sell parent rolls not converted into tissue products.

In 2017, we shipped 1.9 billion board feet of construction-grade lumber within North America. Our sawmills produce dimension spruce-pine-fir lumber and provide wood chips to our pulp and paper mills in Canada. Our sawmills also supply wood residue to our other segments, to be used as fuel to produce electricity and steam based on renewable sources. We also operate two remanufactured wood products facilities that manufacture bed frame components, finger joints and furring strips, two engineered wood products facilities that manufacture I-joists for the construction industry, and one wood pellet facility, all of which are located in Quebec and Ontario.
Our 1.8 million metric tons of capacity in newsprint represent approximately 8% of worldwide capacity and 43% of North American capacity. We sell newsprint to newspaper publishers worldwide and also to commercial printers in North America for uses such as inserts and flyers. In 2017, North American deliveries represented 62% of our total newsprint shipments.
We have 1.2 million short tons (1.1 million metric tons) of capacity in specialty papers, which include uncoated mechanical, coated mechanical and uncoated freesheet papers. In total, our 724,000 short tons (657,000 metric tons) of uncoated mechanical papers capacity make us the largest producer in North America, and the fourth largest in the world. With 345,000 short tons (313,000 metric tons) of capacity, we are North America’s third largest producer of coated mechanical papers.
Of our total specialty papers shipments, approximately one third is white paper, including high-bright and super high-bright papers, for general commercial printing, educational textbooks, digital printing and tradebooks. Coated mechanical papers, grades used for magazines, catalogs and advertising inserts, represent approximately 30% of our shipments. High-gloss uncoated mechanical (supercalendered, or “SC”) papers, mainly used for magazines, coupons, retail inserts and newspaper supplements, represent approximately one quarter. Uncoated freesheet papers, bag grades, papers for directories, paperback books and other commercial applications represent approximately 15% of our shipments. We sell our specialty papers almost exclusively in North America, where demand is largely tied to consumer spending and advertising.
Sales distribution by segment for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
	2017	2016	2015
Sales
Market pulp	26%	24%	25%
Tissue	2%	2%	—%
Wood products	23%	17%	15%
Newsprint	24%	28%	30%
Specialty papers	25%	29%	30%
Total (%)	100%	100%	100%
Total sales ($ millions)	$3,513	$3,545	$3,645
Strategy & recent highlights
Since 2011, our corporate strategy has been focused on transforming the company into a more sustainable organization, one that we believe can generate consistent value for shareholders through a competitive portfolio of manufacturing assets and a solid presence in long-term growth markets. This includes, on the one hand, a gradual retreat from certain paper grades, and on the other, using our strong financial position to act on opportunities to diversify and grow. This strategy has three core themes: maximizing value generation from paper, growing in pulp, tissue, and wood products, and integrating our pulp into value-added quality tissue. In order to successfully execute this strategic plan, we also recognize the need to maintain a disciplined approach to capital allocation as well as a level of financial leverage and flexibility that supports the evolution of our transformation.
Maximizing value generation from paper
We compete today as a leading, lower-cost North American paper producer, due to continuous improvement and mill optimization. Maintaining this competitive advantage is a key focus. In order to remain competitive in the demand-challenged markets that our paper operations face, we strive to consistently:

•	maintain a stringent focus on reducing costs and optimizing our diversified asset base, including divesting idled and non-core assets or unprofitable operations;

•	maximize the benefits of our access to virgin fiber;

•	pursue a strategy of managing production and inventory levels and focus production at our most profitable and lower-cost facilities and machines; and

•	optimize our organizational structure to maintain a competitive selling, general and administrative expenses (or “SG&A”) to sales ratio.
Growing in pulp, tissue, and wood products
We believe in taking an opportunistic approach to strategic initiatives, pursuing only those that reduce our cost position, improve our product diversification and provide synergies. We believe that our market pulp, tissue, and wood products segments are aligned with those criteria, will benefit from long-term growth markets, and are therefore critical to our transformation strategy. Since 2011, we have completed a number of strategic initiatives in those segments, leading to a relative shift in our business away from our structurally-challenged paper business (comprised of newsprint and specialty papers) and into those growth markets (comprised of market pulp, tissue and wood products), as illustrated below.

(1)
For a reconciliation of net income (loss) including noncontrolling interests to earnings before interest expense, income taxes, and depreciation and amortization, or “EBITDA,” and adjusted EBITDA, see note 1 under “Reconciliations” below.

Integrating our pulp into value-added quality tissue
Consistent with our overall business transformation strategy, we began our entry into the tissue market in 2015 with the announcement of our plan to build a greenfield tissue facility at our Calhoun facility and the acquisition of Atlas Paper Holdings, Inc. and its subsidiaries (or “Atlas Tissue”). This significant strategic decision supports our firm belief in adding value through the integration of our market pulp, particularly as paper utilization continues its steady decline. In addition, we believe that the tissue market will provide a more stable source of revenue and profitability.
Our tissue operations are almost entirely supplied from our pulp mills, creating synergies and effectively minimizing risks associated with market pulp supply. For our Calhoun tissue facility, local pulp production is directly transferred as slush pulp into the tissue operation, reducing process, handling and logistics costs. Equipped with three modern converting lines sized specifically for the tissue machine, we sell converted products from the Calhoun tissue facility, targeting the fast growing premium private-label markets of the U.S.
Our transformation since 2011 is summarized below:

STRATEGY TRANSFORMATION

May 2012: Acquisition of Fibrek Inc. (1)
+ 752,000 mt of market pulp capacity
March 2013: Start-up of new steam turbine at Thunder Bay (Ontario) (2)
+ 65 MW of low-cost green power generation capacity
December 2014: Start-up of rebuilt sawmill at Ignace (Ontario) (3)
+ 115 mmbf of lumber capacity
June 2015: Start-up of new sawmill at Atikokan (Ontario) (3)
+ 145 mmbf of lumber capacity
November 2015: Acquisition of Atlas Tissue (4)
+ 62,000 st of tissue capacity & first step into tissue business
March 2016: Start-up of new pulp digester at Calhoun (5)
+ 100,000 mt of pulp capacity
September 2016: Start-up of first new tissue converting line at Calhoun (6)
All three converting lines are fully commissioned and operational
October 2016: Acquisition of a sawmill in Senneterre (Quebec) and resulting consolidation (3)
+ 60 mmbf of lumber capacity, and rights to wood volumes
March 2017: Start-up of new tissue operation at Calhoun (6)
+ 66,000 st of tissue capacity for premium markets
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

(3)
Our Ignace and Atikokan sawmills in Northern Ontario, as well as the acquisition of a second sawmill in Senneterre and resulting consolidation, have added more than 300 million board feet of annualized wood products capacity.

(4)
We acquired Atlas Tissue, gaining an immediate position in the North American consumer tissue market and access to a customer base to accelerate the sale and distribution of our Calhoun tissue production.

(5)
We completed a $100 million project to build a continuous pulp digester at the Calhoun pulp and paper mill, increasing our annual pulp capacity by 100,000 metric tons. This incremental capacity serves in part to supply slush pulp to our new Calhoun tissue machine (see note 6 below).

(6)
The Calhoun facility has a total annualized capacity of 66,000 short tons (60,000 metric tons) of at-home, premium bathroom tissue and toweling products, focused on the growing private-label market. The new tissue machine is expected to attain its targeted operational capacity in mid-2018.

Capital management
We make capital management a priority. Building on our focus to reduce manufacturing costs, we will continue our efforts to decrease overhead, spend our capital in a disciplined, strategic and focused manner, concentrated on our most competitive sites, and to explore divestiture options for idled and non-core assets, as well as unprofitable operations. Maintaining our strong financial position and financial flexibility is one of our primary financial goals.

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

•
In 2016 and 2017, we undertook steps to optimize our pension plan contributions, as further discussed below under “Liquidity and Capital Resources – Employee Benefit Plans – Pension Funding,” reducing the volatility as well as the amount of required contributions. When compared to the baseline contributions of 2016, we estimate that pension contributions will drop by approximately $170 million between 2017 and 2020, including $30 million realized in 2017.

Sustainable performance and development
Our sustainability strategy is based on a balanced approach to environmental, social and economic performance, designed to enhance our competitive position. It is supported by public commitments in a number of key performance areas, focusing primarily on:

•	improving resource efficiency, which helps control fiber, fuel, and power costs, three significant input costs in our industry;

•	moving beyond regulatory compliance and environmental incident management to differentiate ourselves as an environmental supplier of choice;

•	positioning ourselves as a competitive employer in order to attract, engage and retain the best and brightest minds, promoting employee engagement, innovation and longevity; and

•	building solid community relations to support long-term regional prosperity and our own financial and operational success.
Our recent key sustainability achievements include:

•	Beating our ambitious safety target by achieving an Occupational Safety and Health Administration incident rate of 0.66 in 2017. Safety is our first priority, and we strive for zero injuries.

•	Achieving a 76% reduction in absolute greenhouse gas (or “GHG”) emissions (scope 1 and 2), below 2000 levels.

•
Joining forces with FPInnovations in a Cdn $21 million project to establish a biorefinery pilot plant hosted at our Thunder Bay pulp and paper mill. The initiative will focus on developing new ways to efficiently produce and commercialize innovative biochemicals derived from wood.

•
Launching a clean energy project to improve our Thunder Bay mill’s energy efficiency and lower its GHG emissions. The mill plans to reduce its use of natural gas by recovering waste heat from its exhaust streams and optimizing condensate returns by installing efficient steam traps. By mid-2019, the Cdn $12 million project is expected to provide annual natural gas cost savings of more than 35%, while reducing the mill’s overall annual GHG emissions by over 20%, or approximately 43,000 metric tons of CO2 equivalents per year.

•	Partnering with CO2 Solutions to deploy a CO2 capture unit and ancillary equipment to improve growth rates at Toundra Greenhouse in Saint-Félicien (Quebec), in which we hold a 49% interest.

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

•
Maintaining fiber-tracking systems that allow us to identify the source of the fiber or wood used, all of which have chain of custody certification. 100% of these tracking systems are third-party certified according to one or more of the following internationally recognized chain of custody standards: SFI, Programme for the Endorsement of Forest Certification, and/or FSC.

•
Continuing to report climate, water and forest disclosures to CDP (formerly the Carbon Disclosure Project). Full disclosures and scores are available on CDP’s website (https://www.cdp.net/), though this information is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

•
Continuing to implement our proactive approach to preventing environmental incidents, completing the second year of the second three-year cycle of environmental risk audits at all of our pulp, paper and tissue mills. We recorded 18 environmental incidents (class 1 and 2) in 2017, a 40% improvement compared to 2016.

•
Active engagement of union officials, employees, mayors and other community leaders, First Nations partners, small community business owners, customers, and representatives of governments at various levels in our ongoing principled stand against activist misinformation.

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

•
Other sustainability performance indicators and disclosures prepared in accordance with the Global Reporting Initiative (or “GRI”) guidelines are available on our website (www.resolutefp.com). The GRI framework is considered the gold standard of balanced, transparent sustainability reporting.

Our leadership and our sustainability accomplishments have been recognized by independent organizations. In 2017, we received extensive regional, North American and global recognition for our sustainability achievements. Some of the more noteworthy included:

•
the International Business Award (known as the “Stevies®”), the world’s premier business awards program, in the Best Health, Safety and Environment Program of the Year for the U.S. and Canada category (August 10, 2017);

•
the Best in Biz Awards International, the only independent global business awards program judged by prominent members of the press and industry analysts, in the Most Environmentally Responsible Company of the Year category (July 26, 2017);

•
the Peer Awards for Excellence, celebrating tangible accomplishments and innovative ideas in global business. Finalists present their initiatives for review by fellow finalists, a unique process that allows judging by an audience of peers in the areas of corporate responsibility, customer engagement, and people and performance. Resolute won a

Corporate Responsibility Award in the sustainability category, as well as an Industry Sector Award in the manufacturing category (March 24, 2017); and

•
the Mercure Award for Sustainable Development at the 2017 Mercuriades Awards ceremony. The company earned praise from the jury for its involvement in the Toundra Greenhouse project in Saint-Félicien, an innovative joint venture in which Resolute is one of the main partners. The Mercuriades, created by the Fédération des chambres de commerce du Québec in 1981, is the province’s most prestigious business competition, celebrating the ambition, innovation and performance of Quebec businesses (April 24, 2017).

Power generation
We produce electricity at seven cogeneration facilities and seven hydroelectric dams. The output is consumed internally or sold under contract to third parties. This allows us to reduce our costs by generating energy internally at a lower cost compared to open market purchases, and by producing revenue from external sales.
This table provides a breakdown of the output capacity (based on installed capacity and operating expectations in 2018) available for internal consumption at our existing production facilities:

		Energy
INTERNAL CONSUMPTION	Type	Capacity (MW)	Consumption (MWh/Year)
Calhoun (Tennessee)	Cogeneration	64	384,000
Catawba (South Carolina)	Cogeneration	56	337,000
Coosa Pines (Alabama)	Cogeneration	30	159,000
Hydro Saguenay (Quebec) (7 dams)	Hydroelectric	170	1,132,000
Thunder Bay (Ontario)	Cogeneration	25	193,000
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
The table below shows the facilities where we currently produce electricity to sell externally as green power produced from renewable sources at favorable rates, almost all of which we buy back at lower rates for use in our operations:

		Energy
EXTERNAL SALES	Type	Capacity (MW)	Annualized Sales (MWh/Year)
Dolbeau (Quebec)	Cogeneration	28	194,000
Gatineau (Quebec)	Cogeneration	15	109,000
Saint-Félicien (Quebec)	Cogeneration	43	281,000
Thunder Bay (Ontario)	Cogeneration	65	414,000
External sales generated from our cogeneration assets reduced cost of sales, excluding depreciation, amortization and distribution costs (or “COS”), by $40 million, $45 million and $43 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Reconciliations
The table below shows the reconciliation of net income (loss) including noncontrolling interests to EBITDA and adjusted EBITDA, which are not financial measures recognized under generally accepted accounting principles, or “GAAP,” for the year ended December 31, 2011. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” below.

Year ended December 31, 2011	Market Pulp	Tissue	Wood Products	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
(Unaudited, in millions)
Net income (loss) including noncontrolling interests	$91	$—	$(25)	$89	$122	$277	$(232)	$45
Interest expense	—	—	—	—	—	—	95	95
Income tax provision	—	—	—	—	—	—	19	19
Depreciation and amortization	30	—	33	73	84	220	—	220
EBITDA	$121	$—	$8	$162	$206	$497	$(118)	$379
Foreign exchange loss	—	—	—	—	—	—	21	21
Severance costs	—	—	—	—	—	—	12	12
Closure costs, impairment and other related charges	—	—	—	—	—	—	46	46
Inventory write-downs related to closures	—	—	—	—	—	—	3	3
Net gain on disposition of assets	—	—	—	—	—	—	(3)	(3)
Non-operating pension and OPEB costs	—	—	—	—	—	—	8	8
Acquisition-related costs	—	—	—	—	—	—	5	5
Other expense, net	—	—	—	—	—	—	27	27
Adjusted EBITDA	$121	$—	$8	$162	$206	$497	$1	$498
The table below shows the reconciliation of net income (loss) including noncontrolling interests to EBITDA, and adjusted EBITDA, which are not financial measures recognized under GAAP, for the year ended December 31, 2017. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” below.

Year ended December 31, 2017	Market Pulp	Tissue	Wood Products	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
(Unaudited, in millions)
Net income (loss) including noncontrolling interests	$79	$(6)	$186	$(23)	$(9)	$227	$(305)	$(78)
Interest expense	—	—	—	—	—	—	49	49
Income tax provision	—	—	—	—	—	—	84	84
Depreciation and amortization	31	5	33	66	45	180	24	204
EBITDA	$110	$(1)	$219	$43	$36	$407	$(148)	$259
Foreign exchange gain	—	—	—	—	—	—	(9)	(9)
Closure costs, impairment and other related charges	—	—	—	—	—	—	87	87
Inventory write-downs related to closures	—	—	—	—	—	—	24	24
Start-up costs	—	—	—	—	—	—	27	27
Net gain on disposition of assets	—	—	—	—	—	—	(15)	(15)
Non-operating pension and OPEB credits	—	—	—	—	—	—	(12)	(12)
Other expense, net	—	—	—	—	—	—	3	3
Adjusted EBITDA	$110	$(1)	$219	$43	$36	$407	$(43)	$364

2017 Overview
2017 vs. 2016
Our operating income was $49 million during the year, compared to an operating loss of $26 million in 2016. Excluding special items, we generated operating income of $160 million, compared to $57 million in 2016. Special items are described below.
Our net loss in 2017 was $84 million, or $0.93 per share, compared to $81 million, or $0.90 per share, in 2016. Our net income for the year, excluding special items, was $12 million, or $0.13 per share, compared to a net loss, excluding special items, of $12 million, or $0.13 per share, in 2016.

Year Ended December 31, 2017	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$49	$(84)	$(0.93)
Adjustments for special items:
Foreign exchange gain	—	(9)	(0.10)
Closure costs, impairment and other related charges	87	87	0.96
Inventory write-downs related to closures	24	24	0.27
Start-up costs	27	27	0.30
Net gain on disposition of assets	(15)	(15)	(0.17)
Non-operating pension and OPEB credits	(12)	(12)	(0.13)
Other expense, net	—	3	0.03
Income tax effect of special items	—	(9)	(0.10)
Adjusted for special items (1)	$160	$12	$0.13

Year Ended December 31, 2016	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(26)	$(81)	$(0.90)
Adjustments for special items:
Foreign exchange loss	—	7	0.08
Closure costs, impairment and other related charges	62	62	0.69
Inventory write-downs related to closures	7	7	0.08
Start-up costs	8	8	0.09
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and OPEB costs	8	8	0.09
Other income, net	—	(14)	(0.16)
Income tax effect of special items	—	(7)	(0.08)
Adjusted for special items (1)	$57	$(12)	$(0.13)

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
Fourth Quarter Overview
Three months ended December 31, 2017 vs. December 31, 2016
Our operating income was $54 million in the quarter, compared to an operating loss of $18 million in the year-ago period. Excluding special items, we generated operating income of $51 million in the quarter, compared to $14 million in the year-ago period. Special items are described below.
Our net income in the quarter was $13 million, or $0.14 per share, compared to a net loss of $45 million, or $0.50 per share, in the year-ago period. Our net income in the quarter, excluding special items, was $14 million, or $0.15 per share, compared to a net loss, excluding special items, of $7 million, or $0.08 per share, in the year-ago period.

Three Months Ended December 31, 2017	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$54	$13	$0.14
Adjustments for special items:
Foreign exchange loss	—	1	0.01
Closure costs, impairment and other related charges	5	5	0.05
Start-up costs	9	9	0.10
Net gain on disposition of assets	(13)	(13)	(0.14)
Non-operating pension and OPEB credits	(4)	(4)	(0.04)
Other expense, net	—	4	0.04
Income tax effect of special items	—	(1)	(0.01)
Adjusted for special items (1)	$51	$14	$0.15

Three Months Ended December 31, 2016	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(18)	$(45)	$(0.50)
Adjustments for special items:
Foreign exchange loss	—	10	0.11
Closure costs, impairment and other related charges	25	25	0.28
Inventory write-downs related to closures	2	2	0.02
Start-up costs	3	3	0.03
Non-operating pension and OPEB costs	2	2	0.02
Other income, net	—	(3)	(0.03)
Income tax effect of special items	—	(1)	(0.01)
Adjusted for special items (1)	$14	$(7)	$(0.08)

(1)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – 2017 Overview” above.

Change in the Presentation of Our Non-GAAP Performance Measures
In the first quarter of 2017, we changed our presentation of segment operating income to reallocate the amortization of prior service credits component of pension and OPEB costs from the reportable segments to “corporate and other.” Current service costs will continue to be allocated to the reportable segments. We now also treat the amortization of prior service credits component of pension and OPEB costs as a special item to be adjusted for purposes of establishing our non-GAAP performance measures, as further described above in note 1 under “Overview – 2017 Overview,” and below in note 1 under “Results of Operations – Consolidated Results – Selected annual financial information,” together with our non-operating pension and OPEB costs and credits. This approach is consistent with the indicators management uses internally to evaluate performance, including those used by the chief operating decision maker. Prior period amounts have been reclassified to conform to the 2017 presentation.

RESULTS OF OPERATIONS
Consolidated Results
Selected annual financial information

	Years Ended December 31,
(In millions, except per share amounts)	2017	2016	2015
Sales	$3,513	$3,545	$3,645
Operating income (loss) per segment:
Market pulp	79	37	71
Tissue	(6)	(10)	(1)
Wood products	186	69	2
Newsprint	(23)	(16)	(25)
Specialty papers	(9)	19	23
Segment total	227	99	70
Corporate and other	(178)	(125)	(289)
Operating income (loss)	49	(26)	(219)
Net loss attributable to Resolute Forest Products Inc.	(84)	(81)	(257)
Net loss per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.93)	$(0.90)	$(2.78)
Diluted	(0.93)	(0.90)	(2.78)
Adjusted EBITDA (1)	$364	$263	$260

	As of December 31,
(In millions)	2017	2016
Cash and cash equivalents	$6	$35
Total assets	4,147	4,277

(1)
EBITDA and adjusted EBITDA are not financial measures recognized under GAAP. EBITDA is calculated as net income (loss) including noncontrolling interests from the Consolidated Statements of Operations, adjusted for interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as foreign exchange gains and losses, severance costs, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, non-operating pension and OPEB costs and credits, acquisition-related costs and other charges or credits. We believe that using non-GAAP measures such as EBITDA and adjusted EBITDA is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our operations and financial performance from period to period. EBITDA and adjusted EBITDA are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

	Years Ended December 31,
(In millions)	2017	2016	2015
Net loss including noncontrolling interests	$(78)	$(76)	$(255)
Interest expense	49	38	41
Income tax provision (benefit)	84	19	(1)
Depreciation and amortization	204	206	237
EBITDA	$259	$187	$22
Foreign exchange (gain) loss	(9)	7	4
Closure costs, impairment and other related charges	87	62	181
Inventory write-downs related to closures	24	7	2
Start-up costs	27	8	5
Net gain on disposition of assets	(15)	(2)	—
Non-operating pension and OPEB (credits) costs	(12)	8	50
Acquisition-related costs	—	—	4
Other expense (income), net	3	(14)	(8)
Adjusted EBITDA	$364	$263	$260
2017 vs. 2016
Operating income (loss) variance analysis
Sales
Sales were $32 million, or 1%, lower in 2017, to $3,513 million. Despite higher shipments in wood products and market pulp, up 9% and 3%, respectively, sales volumes decreased, reflecting the capacity rationalization initiatives in newsprint and specialty papers, including the permanent closure of two paper machines in Calhoun at the end of the third quarter of 2017, the permanent closure of a paper machine in Catawba at the end of the second quarter of 2017, the indefinite idling of our Thorold (Ontario) paper mill in the first quarter of 2017, the permanent closure of our Mokpo (South Korea) paper mill in the first quarter of 2017, and the permanent closure of a newsprint machine at our Augusta (Georgia) mill in the second quarter of 2016. Overall pricing had a favorable impact of $194 million, including the effect of currency of $3 million, reflecting a 23% increase in the average transaction price for wood products, and 6% for market pulp.

Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $142 million in 2017. Restructuring initiatives reduced COS by $237 million, including the elimination of $79 million in fixed manufacturing costs. After removing the effects of the Canadian dollar fluctuation, given that approximately 65% of our production capacity is based in Canada, the higher volume, and the effect of the restructuring initiatives, manufacturing costs increased by $64 million, reflecting:

•
write-downs of mill stores and other supplies ($24 million), primarily as a result of the permanent closure of two paper machines in Calhoun, a paper machine in Catawba, and our Mokpo paper mill, compared to write-downs of mill stores and other supplies recorded in the prior year ($7 million), primarily as a result of the permanent closure of a newsprint machine at our Augusta mill;

•
start-up costs ($22 million) related to the Calhoun tissue manufacturing and converting facility and the restart of a paper machine in Alma (Quebec), compared to start-up costs incurred in the prior year ($6 million) for the continuous pulp digester project and tissue manufacturing and converting facility in Calhoun;

•	lower contribution from our cogeneration assets that sell power externally ($8 million) and our hydroelectric facilities ($5 million), mostly due to planned maintenance outages;

•	unfavorable fiber costs ($12 million), mostly due to higher recycled fiber prices and wood costs;

•	higher natural gas prices ($10 million);

•	higher maintenance costs ($7 million);

•	a favorable power cost adjustment in Thunder Bay in 2016 ($6 million);

•	higher asset preservation costs ($6 million), primarily related to the indefinite idling of our Thorold paper mill; and

•	the recognition of tax credits in connection with infrastructure investments in 2016 ($4 million);
partially offset by:

•	lower defined benefit pension and OPEB plans costs ($21 million), mostly due to lower interest costs, as a result of the lower discount rates; and

•	favorable chemical costs ($12 million), mainly price-related.
Distribution costs
After removing the unfavorable effect of the Canadian dollar fluctuation and the restructuring initiatives, distribution costs increased by $23 million in 2017, primarily due to higher freight rates, including the effect of the shortage of truck drivers, higher fuel surcharges, and an increase in the average length of haul.
Depreciation and amortization
Depreciation and amortization was $2 million lower in 2017, largely reflecting the reduced carrying value of our Coosa Pines assets after the impairment charge taken in the second quarter of 2017, the indefinite idling of our Thorold paper mill, and the permanent closure of a newsprint machine at our Augusta mill, partly offset by the amortization of costs associated with the Calhoun tissue manufacturing and converting facility, and the implementation of our integrated business management software.
Selling, general & administrative expenses
SG&A increased by $23 million in 2017, mainly because of higher compensation expense, including an $8 million increase in share-based compensation as a result of an increase in share price and the Company’s performance. The latter also caused a $5 million increase in short-term incentive programs. The additional SG&A related to our new tissue facility in Calhoun contributed as well to the overall increase.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “- Segment Earnings - Corporate and Other” below.
Net gain on disposition of assets
See the corresponding variance analysis under “- Segment Earnings - Corporate and Other” below.

Net loss variance analysis
Income taxes
We recorded an income tax provision of $84 million in 2017, on income before income taxes of $6 million, compared to an expected income tax provision of $2 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects mostly a $112 million valuation allowance primarily related to our U.S. operations where we recognize a valuation allowance against virtually all of our net deferred income tax assets, and a $12 million decrease to our deferred income tax assets due to the enactment of a lower foreign income tax rate, offset in part by state and foreign tax rate differences ($33 million), and foreign exchange items ($6 million).
We recorded an income tax provision of $19 million in 2016, on a loss before income taxes of $57 million, compared to an expected income tax benefit of $20 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects a $99 million valuation allowance primarily related to our U.S. operations where we recognized a full valuation allowance against our net deferred income tax assets, and foreign exchange items, partially offset by a $55 million adjustment primarily related to the release of previously unrecognized tax benefits due to the lapse of the statute of limitations of the applicable jurisdictions, and foreign tax rate differences ($11 million).
On December 22, 2017, the Tax Cuts and Jobs Act (or “TCJA”) was enacted into law which, among other changes, reduced the U.S. federal statutory income tax rate from 35% to 21%, and implemented a new system of taxation for non-U.S. earnings, including the imposition of a one-time transition tax on deemed repatriation of undistributed earnings of non-U.S. subsidiaries. Based on available information, we have provisionally estimated the impacts of the TCJA on our 2017 financial results, with the exception of the effects of the newly enacted global intangible low-taxed income (or “GILTI”) regime as a reasonable estimate cannot be determined. The enactment of the TCJA did not have a significant impact on our results of operations in 2017. The final impact of the TCJA may differ due to, among other things, changes in interpretations, the issuance of additional legislative guidance and clarification, and actions we may take as a result of the TCJA. During the 12-month measurement period following the enactment of the TCJA, we will recognize any adjustments to our provisional amounts in the reporting period the adjustments are determined. Accordingly, we continue to evaluate its effects on our 2018 financial results. For more information, see Note 15, “Income Taxes,” to our Consolidated Financial Statements.
Q4 of 2017 vs. Q4 of 2016
Operating income (loss) variance analysis
Sales
Our sales were 1% higher in the fourth quarter of 2017 at $898 million. Including restructuring initiatives, sales volume had an unfavorable impact of $81 million, reflecting an 83,000 metric ton decrease in newsprint shipments and a 58,000 short ton (53,000 metric ton) decrease in specialty papers shipments, following the permanent closure of two paper machines in Calhoun and one paper machine in Catawba, the indefinite idling of our Thorold paper mill, and the permanent closure of our Mokpo paper mill. Shipments in wood products also decreased, down by 7%, partly offset by higher shipments of market pulp, up by 5%. As a result of favorable market dynamics, pricing improved sales by $90 million, including the positive effect of currency of $2 million, reflecting a 34% increase in the average transaction price for wood products, 15% for market pulp, and 3% for newsprint.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $52 million lower in the quarter. Restructuring initiatives reduced COS by $88 million, including the elimination of $37 million in fixed manufacturing costs. After removing the effects of the Canadian dollar fluctuation, the higher volume, and the effect of the restructuring initiatives, manufacturing costs increased by $15 million, reflecting:

•	a favorable power cost adjustment in Thunder Bay in 2016 ($6 million);

•	higher maintenance and labor costs ($6 million);

•	higher start-up costs ($6 million) related to the Calhoun tissue manufacturing and converting facility, as well as the restart of a paper machine in Alma; and

•	lower contribution from our cogeneration facility in Thunder Bay, mostly due to a planned maintenance outage ($2 million);
partly offset by lower defined benefit pension and OPEB plans costs ($8 million), mostly due to lower interest costs, as a result of the lower discount rates.
Distribution costs
After removing the unfavorable effect of the Canadian dollar fluctuation, higher volume, and the restructuring initiatives, distribution costs increased by $9 million in the fourth quarter of 2017, primarily due to higher freight rates, including the effect of the shortage of truck drivers, and an increase in the average length of haul.
Selling, general & administrative expenses
SG&A increased by $15 million in the quarter, because of higher compensation expense, including an $8 million increase in share-based compensation as a result of the Company’s performance and increase in share price, the stronger Canadian dollar, and a lower group insurance refund.
Closure costs, impairment and other related charges
In the fourth quarter of 2017, we recorded closure costs, impairment and other related charges of $5 million, compared to $25 million in the year-ago period. The difference reflects mainly, in the fourth quarter of 2016, long-lived asset impairment charges of $22 million for our recycled newsprint assets, as a result of declining market conditions and higher recycled material prices.
Net gain on disposition of assets
In the fourth quarter of 2017, we recorded a net gain on disposition of assets of $13 million, compared to none in the year-ago period, reflecting the sale of the assets of our permanently closed Mokpo paper mill for a cash consideration of $18 million, resulting in a gain on disposition of assets of $13 million.
Net income (loss) variance analysis
Income taxes
We recorded an income tax provision of $21 million in the fourth quarter of 2017, on income before income taxes of $36 million, compared to an expected income tax provision of $13 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects an $18 million valuation allowance primarily related to our U.S. operations where we recognize a valuation allowance against virtually all of our net deferred income tax assets, and foreign exchange items ($3 million), offset in part by state and foreign tax rate differences ($11 million).
In the fourth quarter of 2016, we recorded a $10 million income tax provision, on a loss before income taxes of $34 million, compared to an expected income tax benefit of $12 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects a $34 million valuation allowance primarily related to our U.S. operations where we recognized a full valuation allowance against our net deferred income tax assets, and foreign exchange items ($7 million), partially offset by an $18 million adjustment primarily related to the release of previously unrecognized tax benefits due to the lapse of the statute of limitations of the applicable jurisdictions.

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
Cost of sales, excluding depreciation, amortization and distribution costs
COS improved by $110 million in 2016. After removing the effects of the Canadian dollar fluctuation, the lower volume, and the COS related to Atlas Tissue, manufacturing costs improved by $58 million, reflecting:

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
Depreciation and amortization
Depreciation and amortization was $31 million lower in 2016, largely reflecting the reduced carrying value of our Catawba paper assets after the $176 million impairment charge taken in the fourth quarter of 2015, the net increase of the useful lives of certain of our machinery and equipment, and the permanent closure of a newsprint machine at our Augusta mill, offset in part by depreciation and amortization related to Atlas Tissue, our new and refurbished sawmills in Ontario and the implementation of our integrated business management software.
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
Income taxes
We recorded an income tax provision of $19 million in 2016, on a loss before income taxes of $57 million. See the 2017 vs. 2016 variance analysis above.
We recorded an income tax benefit of $1 million in 2015, on a loss before income taxes of $256 million, compared to an expected income tax benefit of $90 million based on the U.S. federal statutory income tax rate of 35%. The difference reflects the unfavorable effects of a $109 million valuation allowance primarily related to our U.S. operations where we recognized a full valuation allowance against our net deferred income tax assets, and foreign exchange items, offset by a change in tax rates on deferred income taxes due to an intercompany asset transfer in connection with an operating company realignment, and state and foreign tax rate differences.

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

MARKET PULP
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2017	2016	2015
Sales	$911	$836	$889
Operating income (1)	79	37	71
EBITDA (2)	110	74	124
(In thousands of metric tons)
Shipments	1,425	1,388	1,375
Downtime	84	65	112

	December 31,
(In thousands of metric tons)	2017	2016	2015
Finished goods inventory	89	91	90

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2017	2016	2015
Net income including noncontrolling interests	$79	$37	$71
Depreciation and amortization	31	37	53
EBITDA	110	74	124
Industry trends
World demand for chemical pulp grew by 3.7% in 2017, including increases of 7.6% and 2.7% in China and North America, respectively, while Western Europe was largely unchanged. World capacity grew by 3.2% over the same period.

World demand for softwood pulp was up by 2.5% in 2017. This reflects increases in shipments of 4.4%, 1.6% and 0.6% to North America, China and Western Europe, respectively. In the same period, demand for hardwood pulp was up by 4.9%, with shipments to China up by 12.9%, while Western Europe was down by 0.6%, and North America remained unchanged.
2017 vs. 2016
Operating income variance analysis

MARKET PULP

(in $ millions)

OPERATING INCOME VARIANCE

2017 vs. 2016

37
20
55
(12)
(14)
(4)
(3)
(2)
6
(4)
79
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
2016 OPERATING INCOME
2017 OPERATING INCOME

Sales
Sales were $75 million higher, or 9%, to $911 million in 2017. The average transaction price rose by $37 per metric ton, mainly as a result of higher market prices across all grades. Shipments were also 37,000 metric tons higher, due to improved productivity, and incremental production following the closure of two paper machines in Calhoun, partly offset by lower shipments of RBK, given unfavorable market conditions.
We recorded 19,000 more metric tons of downtime in 2017 compared to the prior year, mainly as a result of additional production slowback at our RBK mills.
Cost of sales, excluding depreciation, amortization and distribution costs
COS increased by $30 million in 2017. After removing the effects of the Canadian dollar fluctuation and the higher volume, manufacturing costs increased by $14 million, reflecting:

•	higher maintenance and labor costs ($6 million);

•	higher fiber costs ($5 million), mostly due to higher recycled fiber prices, offset in part by better usage;

•	higher natural gas prices ($4 million); and

•	lower contribution from our cogeneration assets in Saint-Félicien that sell power externally ($4 million);
partly offset by favorable chemical costs ($4 million).
Depreciation and amortization
Depreciation and amortization was $6 million lower in 2017, largely reflecting the reduced carrying value of our Coosa Pines assets after the impairment charge taken in the second quarter of 2017.

2016 vs. 2015
Operating income variance analysis

MARKET PULP
(in $ millions)
OPERATING INCOME VARIANCE
2016 vs. 2015
71
7
(60)
(1)
(10)
10
1
16
3
37
2015 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
2016 OPERATING INCOME

Sales
Sales were $53 million lower, or 6%, to $836 million in 2016. The average transaction price dropped by $44 per metric ton as a result of lower market prices across all grades, but mostly for hardwood and softwood pulp due to anticipated supply additions. Shipments, however, were 13,000 metric tons higher, as a result of improved operating performance and increased capacity from the continuous digester in Calhoun.
We recorded 65,000 metric tons of downtime in 2016, compared to 112,000 metric tons in the prior year. 2015 included more downtime related to production slowback at our RBK mills.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the Canadian dollar fluctuation and higher volume, manufacturing costs increased by $10 million, reflecting:

•	higher maintenance and labor costs ($17 million);
offset by:

•	lower fiber costs ($4 million);

•	lower wood chip prices ($3 million); and

•	lower steam costs ($3 million), due to lower natural gas prices.
Depreciation and amortization
The lower depreciation and amortization is due to the increase of the useful lives of certain of our machinery and equipment.

TISSUE
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2017	2016	2015
Sales	$81	$89	$11
Operating loss (1)	(6)	(10)	(1)
EBITDA (2)	(1)	(5)	—
(In thousands of short tons)
Shipments (3) (4)	53	54	7
Downtime	1	—	—

	December 31,
(In thousands of short tons)	2017	2016	2015
Finished goods inventory (3)	13	5	6

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

(3)	Tissue converted products, which are measured in cases, are converted to short tons.

(4)	The conversion ratio to short tons for tissue converted products was revised in 2017. Prior period figures have been adjusted for comparative purposes.

	Years Ended December 31,
(In millions)	2017	2016	2015
Net loss including noncontrolling interests	$(6)	$(10)	$(1)
Depreciation and amortization	5	5	1
EBITDA	(1)	(5)	—
Industry trends

Total tissue consumption in the U.S. grew by 1.8% in 2017. U.S. converted tissue products shipments were up by 1.9%, led by away-from home shipments, which grew by 2.9%, while at-home shipments increased by 1.4%. U.S. parent roll production showed a growth of 1.9% from 2016. Tissue capacity also increased by 1.8%, contributing to a 93% average industry operating rate, largely unchanged from 2016.
2017 vs. 2016
Operating loss variance analysis

TISSUE
(in $ millions)

OPERATING LOSS VARIANCE
2017 vs. 2016

(10)
(6)
(2)
3
6
3
(6)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2016 OPERATING LOSS
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
2017 OPERATING LOSS

The operating loss variance analysis for the tissue segment includes only the results of Atlas Tissue. The operating loss, excluding depreciation and amortization, of $25 million incurred in 2017, for our Calhoun tissue manufacturing and converting facility, was recorded as start-up costs under “corporate and other.”
Sales
Sales were $8 million lower, or 9%, to $81 million in 2017. The average transaction price dropped by $114 per short ton, or 7%, as a result of unfavorable product mix. The decrease in shipments is mainly attributable to converted products, in part due to the discontinuance of unprofitable away-from-home business, mostly offset by an increase in parent roll shipments.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of the lower volume, our manufacturing costs improved by $6 million in 2017, despite facility damage and business interruption costs associated with Hurricane Irma. The cost improvement is primarily attributable to lower maintenance and related labor costs, improved material usage, as well as integration costs recorded in the year-ago period.
Calhoun tissue manufacturing and converting facility
In 2017, we started our new tissue machine in Calhoun, producing our first tissue parent roll on February 28, 2017. We expect the tissue machine to attain its targeted operational capacity in mid-2018. Converted tissue products sold from Calhoun are manufactured entirely from parent rolls produced on-site. During 2017, a significant quality milestone was also achieved, as bath tissue that is of equivalent quality to a through air drying product is now being produced at our tissue facility. The total project cost remains, as previously disclosed, at $295 million.

WOOD PRODUCTS
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2017	2016	2015
Sales	$797	$596	$536
Operating income (1)	186	69	2
EBITDA (2)	219	100	39
(In million board feet)
Shipments (3)	2,011	1,844	1,678
Downtime (3)	130	199	176

	December 31,
(In million board feet)	2017	2016	2015
Finished goods inventory (3)	124	124	130

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Years Ended December 31,
(In millions)	2017	2016	2015
Net income including noncontrolling interests	$186	$69	$2
Depreciation and amortization	33	31	37
EBITDA	219	100	39
Industry trends
2017 U.S. housing starts were 1.2 million, up by 2.4% compared to 2016. Single-family starts, which consume larger lumber volumes per start, rose by 8.5%.

2017 vs. 2016
Operating income variance analysis

WOOD PRODUCTS
(in $ millions)

OPERATING INCOME VARIANCE
2017 vs. 2016

69
53
148
(31)
(28)
(5)
(7)
(7)
(2)
(4)
186
2016 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
2017 OPERATING INCOME

Sales
Sales were $201 million higher, or 34%, to $797 million in 2017. Shipments were higher by 167 million board feet, reflecting improved productivity for certain sawmills, incremental capacity from our new sawmill in Senneterre – Lac-Clair (Quebec), which has been consolidated with our Senneterre sawmill, as well as a 69 million board feet reduction in downtime compared to 2016, which included downtime taken due to unfavorable pricing for eight-foot stud grades. The average transaction price increased by $73 per thousand board feet, or 23%, largely due to supply constraints from a very active 2017 forest fire season in British Columbia and marginally improving demand in the U.S. housing market.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the Canadian dollar fluctuation and higher volume, manufacturing costs increased by $28 million, reflecting higher fiber costs ($12 million), including higher stumpage fees in the province of Quebec and higher transportation costs, and higher maintenance, log yard and other related costs ($8 million).
Distribution costs
After removing the effects of higher volume and the Canadian dollar fluctuation, distribution costs increased by $6 million, primarily as a result of higher freight rates.

2016 vs. 2015
Operating income variance analysis

## WOOD PRODUCTS

*(in $ millions)*

## OPERATING INCOME VARIANCE

2016 vs. 2015

2
52
8
(27)
(6)
35
(7)
5
6
1
69
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2015 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
2016 OPERATING INCOME

Sales
Sales were $60 million higher, or 11%, to $596 million in 2016. Shipments were higher by 166 million board feet, reflecting sales from our new sawmills and improved productivity for certain sawmills in Quebec, partially offset by additional downtime of 23 million board feet compared to the prior year, mostly as a result of market conditions, in particular unfavorable pricing for eight-foot stud grades. The average transaction price increased by $3 per thousand board feet as the demand in lumber markets continued to recover.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the Canadian dollar fluctuation and higher volume, manufacturing costs increased by $6 million, reflecting:

•	the recognition of tax credits in 2015, in connection with infrastructure investments ($7 million);

•	higher labor and maintenance costs ($5 million); and

•	lower wood chip selling prices ($4 million);
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

NEWSPRINT
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2017	2016	2015
Sales	$842	$1,009	$1,105
Operating loss (1)	(23)	(16)	(25)
EBITDA (2)	43	58	39
(In thousands of metric tons)
Shipments	1,638	1,992	2,150
Downtime	55	81	78

	December 31,
(In thousands of metric tons)	2017	2016	2015
Finished goods inventory	78	105	91

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2017	2016	2015
Net loss including noncontrolling interests	$(23)	$(16)	$(25)
Depreciation and amortization	66	74	64
EBITDA	43	58	39
Industry trends
North American demand for newsprint fell by 11.3% in 2017, driven by a 17.0% reduction in demand from newspaper publishers, while demand from commercial printers was up by 2.3%. However, industry production was also significantly lower, down by 12.0%. Accordingly, the North American operating rate increased to 94% in 2017, from 92% in 2016.

Global demand for newsprint was down by 7.9% in 2017, with Western Europe, Asia and Latin America down by 6.9%, 6.8% and 4.7%, respectively. Exports from North America declined in line with global demand, down by 111,000 metric tons, or 8.0%, compared to 2016.
2017 vs. 2016
Operating loss variance analysis

NEWSPRINT
(in $ millions)

OPERATING LOSS VARIANCE
2017 vs. 2016

(16)
(187)
8
10
2
172
(4)
(21)
(6)
19
(7)
8
(1)
(23)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2016 OPERATING LOSS
Restructuring
Volume
Pricing
FX
Restructuring
Volume
Manufacturing costs
FX
Restructuring
Volume
Other items
Depreciation and amortization
SG&A
2017 OPERATING LOSS

Sales
Newsprint sales dropped by $167 million, or 17%, to $842 million in 2017, reflecting a 354,000 metric ton decrease in shipments, due to the lower production volumes following the paper machine closures in Calhoun at the end of the third quarter of 2017, the indefinite idling of our Thorold paper mill in the first quarter of 2017, the permanent closure of our Mokpo paper mill in the first quarter of 2017, and the permanent closure of a newsprint machine at our Augusta mill in the second quarter of 2016. In 2017, global capacity reductions exceeded declines in demand, resulting in favorable short-term market conditions for newsprint, particularly in the latter part of the year. The average transaction price increased by $8 per metric ton, as price increases were realized in North America, and our finished goods inventory fell by 27,000 metric tons.
Compared to 2016, our international shipments fell by 21%, and our domestic shipments by 15%. Accordingly, our domestic shipments represented 62% of total newsprint shipments in 2017, up by 1% from 2016.
We recorded 55,000 metric tons of downtime in 2017, compared to 81,000 metric tons in the prior year, which included downtime related to our Thorold paper mill, which has since been indefinitely idled.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $141 million lower in 2017. Restructuring initiatives reduced COS by $172 million, including the elimination of $47 million in fixed manufacturing costs. After removing the effects of the Canadian dollar fluctuation, the higher volume, and the effect of the restructuring initiatives, manufacturing costs increased by $21 million, reflecting:

•	higher power costs ($10 million), mostly due to a favorable adjustment in Thunder Bay in 2016, and unfavorable usage;

•	lower contribution from our cogeneration facilities ($6 million), mostly the result of a more extensive planned maintenance outage in 2017 at Thunder Bay; and

•	unfavorable steam costs ($3 million), mainly due to higher natural gas prices.

Distribution costs
After removing the effect of restructuring initiatives, distribution costs increased by $7 million, primarily as a result of higher freight rates, higher fuel surcharges, and an increase in the average length of haul.
Depreciation and amortization
The lower depreciation and amortization is due to the indefinite idling of our Thorold paper mill and the permanent closure of a newsprint machine at our Augusta mill.
Selling, general and administrative expenses
The higher overall SG&A was mostly offset by lower allocated expenses as a result of capacity reductions.
2016 vs. 2015
Operating loss variance analysis

NEWSPRINT
(in $ millions)

OPERATING LOSS VARIANCE
2016 vs. 2015

(25)
(81)
(11)
(4)
47
27
18
13
4
(10)
6
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

Cost of sales, excluding depreciation, amortization and distribution costs
COS were $92 million lower in 2016, reflecting the effects of lower volume, the Canadian dollar fluctuation and a $27 million improvement in manufacturing costs, primarily due to:

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

SPECIALTY PAPERS
Highlights

	Years Ended December 31,
(In millions, except where otherwise stated)	2017	2016	2015
Sales	$882	$1,015	$1,104
Operating (loss) income (1)	(9)	19	23
EBITDA (2)	36	64	94
(In thousands of short tons)
Shipments	1,343	1,514	1,580
Downtime	33	22	66

	December 31,
(In thousands of short tons)	2017	2016	2015
Finished goods inventory	66	92	88

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2017	2016	2015
Net (loss) income including noncontrolling interests	$(9)	$19	$23
Depreciation and amortization	45	45	71
EBITDA	36	64	94
Industry trends
Demand for uncoated mechanical papers in 2017 was down by 8.8% in North America. SC and standard papers were down by 11.7% and 4.3%, respectively. Industry production was down by 10.5%, keeping operating rates at around 91%. The lower industry production included the closure of two paper machines at Calhoun, partly offset by the restart of a paper machine at Alma.

North American coated mechanical paper demand was down by 9.5% in 2017. Production was also down significantly, by 316,000 short tons (287,000 metric tons), which represents a reduction of 11.9%. North American coated mechanical paper imports were down by 15,000 short tons (14,000 metric tons) in 2017, which represents a decrease of 3.7%. With the North American capacity closures, including the closure of a paper machine at Catawba, operating rates in North America reached 95% in 2017.
2017 vs. 2016
Operating (loss) income variance analysis

SPECIALTY PAPERS
(in $ millions)
OPERATING (LOSS) INCOME VARIANCE
2017 vs. 2016
19
(57)
(57)
(20)
1
65
32
9
(4)
4
10
(9)
(2)
(9)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
2016 OPERATING INCOME
Restructuring
Volume
Pricing
FX
Restructuring
Volume
Manufacturing costs
FX
Restructuring
Volume
Other items
Depreciation and amortization
SG&A
2017 OPERATING LOSS

Sales
Specialty paper sales decreased by $133 million, or 13%, to $882 million in 2017. The average transaction price dropped by $14 per short ton, despite some pricing gains realized in the latter part of 2017. Shipments were 171,000 short tons (155,000 metric tons) lower, or 11%, mainly in white and coated paper grades, largely due to declining market conditions, which led to the permanent closure of two paper machines in Calhoun at the end of the third quarter of 2017, and one paper machine in Catawba at the end of the second quarter of 2017, partly offset by an increase due to the restart of a paper machine in Alma. Finished goods fell by 26,000 short tons (24,000 metric tons).

Cost of sales, excluding depreciation, amortization and distribution costs
COS were $102 million lower in 2017. Restructuring initiatives reduced COS by $65 million, including the elimination of $32 million in fixed manufacturing costs. After removing the effects of the Canadian dollar fluctuation, the lower volume, and the effect of the restructuring initiatives, manufacturing costs improved by $9 million, reflecting:

•	favorable chemical costs ($9 million), mainly price-related;

•	lower power costs ($5 million), mostly price-related; and

•	higher contribution from our cogeneration assets in Dolbeau that sell power externally ($2 million);
offset in part by:

•	unfavorable steam costs ($6 million), mostly due to higher natural gas prices; and

•	lower internal hydroelectric generation ($5 million), due to a planned maintenance outage.
Distribution costs
After removing the effects of the lower volume, the restructuring initiatives, and the Canadian dollar fluctuation, distribution costs increased by $8 million, primarily as a result of an increase in the average length of haul, and higher freight rates, including the effect of the shortage of truck drivers.
Selling, general and administrative expenses
The higher overall SG&A was mostly offset by lower allocated expenses as a result of capacity reductions.
2016 vs. 2015
Operating income variance analysis

SPECIALTY PAPERS
(in $ millions)

OPERATING INCOME VARIANCE
2016 vs. 2015

23
(46)
(41)
(2)
29
5
11
7
3
26
4
19
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

We recorded 22,000 short tons (20,000 metric tons) of downtime in 2016, compared to 66,000 short tons (60,000 metric tons) in the prior year. That year included downtime related to a paper machine at our Alma mill.
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

CORPORATE AND OTHER
Highlights

	Years Ended December 31,
(In millions)	2017	2016	2015
Cost of sales, excluding depreciation, amortization and distribution costs	$(39)	$(23)	$(65)
Depreciation and amortization	(24)	(14)	(11)
Selling, general and administrative expenses	(43)	(28)	(32)
Closure costs, impairment and other related charges	(87)	(62)	(181)
Net gain on disposition of assets	15	2	—
Operating loss	$(178)	$(125)	$(289)
Interest expense	(49)	(38)	(41)
Other income, net	6	7	4
Income tax (provision) benefit	(84)	(19)	1
Net loss including noncontrolling interests	$(305)	$(175)	$(325)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” above.

	Years Ended December 31,
(In millions)	2017	2016	2015
Net loss including noncontrolling interests	$(305)	$(175)	$(325)
Interest expense	49	38	41
Income tax provision (benefit)	84	19	(1)
Depreciation and amortization	24	14	11
EBITDA	$(148)	$(104)	$(274)
Foreign exchange (gain) loss	(9)	7	4
Closure costs, impairment and other related charges	87	62	181
Inventory write-downs related to closures	24	7	2
Start-up costs	27	8	5
Net gain on disposition of assets	(15)	(2)	—
Non-operating pension and OPEB (credits) costs	(12)	8	50
Acquisition-related costs	—	—	4
Other expense (income), net	3	(14)	(8)
Adjusted EBITDA	$(43)	$(28)	$(36)

2017 vs. 2016
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $39 million in 2017 compared to $23 million in 2016. The current year included:

•
write-downs of mill stores and other supplies ($24 million), primarily related to the permanent closure of two paper machines in Calhoun at the end of the third quarter of 2017, a paper machine at our Catawba paper mill at the end of the second quarter of 2017, and our Mokpo paper mill in the first quarter of 2017;

•	start-up costs ($22 million) related to the Calhoun tissue manufacturing and converting facility and the restart of a paper machine in Alma; and

•	asset preservation costs ($9 million), primarily related to the indefinite idling of our Thorold paper mill and our permanently closed Fort Frances (Ontario) mill;
offset in part by non-operating pension and OPEB credits ($14 million).
In 2016, we incurred COS of $23 million, which included:

•	write-downs of mill stores and other supplies ($7 million), mostly as a result of the permanent closure of a newsprint machine at our Augusta mill;

•	non-operating pension and OPEB costs ($6 million);

•	start-up costs ($6 million) for the tissue manufacturing and converting facility and the continuous pulp digester project, both located in Calhoun; and

•	asset preservation costs ($3 million), primarily for the permanently closed Fort Frances mill.
Depreciation and amortization
Depreciation and amortization was $10 million higher in 2017, mainly because of the amortization of costs associated with the Calhoun tissue manufacturing and converting facility, and the additional costs related to the implementation of our integrated business management software.
Selling, general and administrative expenses
SG&A was $15 million higher in 2017, mainly because of higher compensation expense, including an $8 million increase in share-based compensation as a result of an increase in share price and the Company’s performance. The latter also caused an increase in short-term incentive programs. The additional SG&A related to our new tissue facility in Calhoun, recorded as start-up costs ($3 million), contributed as well to the overall increase.
Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $87 million in 2017, comprised of:

•	a long-lived asset impairment charge related to our Coosa Pines pulp mill ($55 million);

•	a long-lived asset impairment charge ($5 million) and severance and other closure-related costs ($6 million) in connection with the permanent closure of a paper machine at our Catawba paper mill;

•	accelerated depreciation ($6 million) and severance and other closure-related costs ($5 million) associated with the permanent closure of two paper machines in Calhoun; and

•	severance and other costs related to the permanent closure of our paper mill in Mokpo ($7 million).
In 2016, we recorded closure costs, impairment and other related charges of $62 million, primarily for accelerated depreciation in connection with the permanent closure of a newsprint machine at our Augusta mill, and long-lived asset impairment charges mostly related to our Mokpo recycled newsprint assets, due to declining market conditions and rising recycled fiber prices.

Net gain on disposition of assets
In 2017, we recorded a net gain on disposition of assets of $15 million, compared to $2 million in the prior year. The difference mostly reflects, in the current year, the sale of the assets of our permanently closed Mokpo paper mill for a cash consideration of $18 million, resulting in a gain on disposition of assets of $13 million.
2016 vs. 2015
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $23 million in 2016 (as further discussed above) compared to $65 million in 2015, which included:

•	non-operating pension and OPEB costs ($48 million);

•	asset preservation costs ($9 million) for the permanently closed Fort Frances, Laurentide (Quebec) and Iroquois Falls (Ontario) mills; and

•	start-up costs ($4 million), primarily related to the ramp-up of our Atikokan sawmill.
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
Closure costs, impairment and other related charges
We recorded closure costs, impairment and other related charges of $62 million in 2016 (as further discussed above) compared to $181 million in 2015, which included a long-lived asset impairment charge related to our Catawba paper assets ($176 million), as a result of the declining market conditions.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our revolving credit facilities to fund our operations, make pension contributions, and finance our working capital, capital expenditures, and duty cash deposits. In addition, from time to time we may use available cash to reduce debt. As of December 31, 2017, we had cash and cash equivalents of $6 million and availability of $412 million under our revolving credit facilities.
Based on our current projections, we expect to have sufficient financial resources available to finance our business plan, meet working capital and duty cash deposit requirements, and maintain an appropriate level of capital spending.
From time to time, based on market conditions, we may seek to retire, repay or refinance our outstanding indebtedness, including under our 2023 notes and credit facilities, through redemptions, prepayments, open market purchases or individually negotiated transactions, as we continue to focus on reducing costs and enhancing our flexibility.
The 2023 notes
The 2023 notes are unsecured and are guaranteed by substantially all of our U.S. subsidiaries. The 2023 notes bear interest at a rate of 5.875%; they were sold at an offering price of 99.062% of the $600 million aggregate principal amount and began paying interest on November 15, 2013. Interest is payable semi-annually on May 15 and November 15 of each year.
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
The 2023 notes are redeemable, in whole or in part, since May 15, 2017, at the redemption prices specified in the 2023 notes indenture, plus accrued and unpaid interest. We could be required to make an offer to purchase the notes upon the sale of certain assets or upon a change of control.
Senior secured credit facility
On September 7, 2016, we entered into the Senior secured credit facility for up to $185 million. The Senior secured credit facility provides a Term loan of $46 million with a maturity date of September 7, 2025, a Revolving credit facility of up to $139 million with a maturity date of September 7, 2022, and also provides an uncommitted option to increase the Senior secured credit facility by up to $175 million, subject to certain terms and conditions. As of December 31, 2017, we had $56 million of availability under the Revolving credit facility, net of $83 million of borrowings.
The obligations under the Senior secured credit facility are guaranteed by certain material U.S. subsidiaries of the Company and are secured by a first priority mortgage on the real property of our Calhoun facility and a first priority security interest on the fixtures and equipment located therein, and related assets.
Interest rates under the Senior secured credit facility are based, at the Company’s election, on either a floating rate based on the London Interbank Offered Rate (or the “LIBOR”), or a base rate, in each case plus a spread over the index. The base rate is the highest of (i) the prime rate; (ii) the federal funds effective rate plus 0.5%; and (iii) the one-month LIBOR plus 1%. The applicable spread over the index fluctuates quarterly based upon the Company’s capitalization ratio, which is defined as the ratio of the Company’s funded indebtedness to the sum of the Company’s funded indebtedness and its net worth. For the Term loan, the applicable spread ranges from 0.875% to 1.5% for base rate loans, and from 1.875% to 2.5% for LIBOR loans. For loans under the Revolving credit facility, the applicable spread ranges from 0.5% to 1.125% for base rate loans, and from 1.5% to 2.125% for LIBOR loans. The Senior secured credit facility was issued by lenders within the farm credit system and is eligible for patronage refunds. Patronage refunds are distributions of profits from lenders in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned. Future refunds are dependent on future farm credit lender profits, made at the discretion of each farm credit lender.
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
Base rate loans under the Senior secured credit facility may be repaid from time to time at our discretion without premium or penalty. LIBOR loans may be repaid from time to time at our discretion, subject to breakage costs, if any. Amounts repaid on the Term loan may not be subsequently re-borrowed. Principal amounts under the Revolving credit facility may be drawn, repaid, and redrawn until September 6, 2022.
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

ABL credit facility
On May 22, 2015, we entered into a five-year credit agreement for the ABL credit facility, with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. The ABL credit facility will mature on May 22, 2020. As of December 31, 2017, we had $356 million of availability under the ABL credit facility, net of $61 million of borrowings and $40 million of ordinary course letters of credit outstanding.
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
Revolving loan (and letter of credit) availability under the credit agreement is subject to a borrowing base, which is determined on the basis of eligible accounts receivable, inventory, and cash and the value of permitted investments held in deposit accounts controlled solely by the administrative and collateral agent. The FILO facility is also subject to a borrowing base, which is determined on the basis of eligible accounts receivable and inventory.
The obligations under the credit agreement are guaranteed by certain material subsidiaries of the Company and are secured by first priority security interests in accounts receivable, inventory and related assets.
Loans under the credit agreement bear interest at a rate equal to the base rate, the LIBOR, or the Canadian banker’s acceptance (or “BA”) rate, in each case plus an applicable margin. The applicable margin is between 0.00% and 0.75% with respect to base rate loans and between 1.00% and 1.75% with respect to LIBOR and Canadian BA loans, in each case based on availability under the credit facility and a leverage ratio.
Loans outstanding under the FILO facility bear interest at a rate that is 1.25% per annum higher than the interest rate payable on revolving loans not made under the FILO facility.
In addition to paying interest on outstanding principal under the ABL credit facility, we are required to pay a fee in respect of unutilized commitments under the ABL credit facility equal to 0.30% per annum when average daily utilization under the ABL credit facility for the prior fiscal quarter is less than 35% of the total revolving commitments, and 0.25% per annum when average daily utilization under the ABL credit facility for the prior fiscal quarter is greater than or equal to 35% of the total revolving commitments, as well as a fee in respect of outstanding letters of credit (equal to the applicable margin in respect of LIBOR and Canadian BA loans plus a fronting fee of 0.125% and certain administrative fees).
Base rate loans under the ABL credit facility may be repaid from time to time at our discretion without premium or penalty. LIBOR and Canadian BA rate loans may be repaid from time to time at our discretion, subject to breakage costs, if any. However, no loans under the FILO facility can be repaid unless all other loans under the credit agreement are repaid first. We are required to repay outstanding loans that exceed the maximum availability then in effect.
The credit agreement contains customary covenants for asset-based credit agreements of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence and repayment of indebtedness by the Company and its subsidiaries; (iii) restrictions on the existence or incurrence of liens by the Company and its subsidiaries; (iv) restrictions on the Company and certain of its subsidiaries making certain restricted payments; (v) restrictions on the Company and certain of its subsidiaries making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on transactions with affiliates; (viii) restrictions on amendments or modifications to the Canadian pension plans; (ix) restrictions on modifications to material indebtedness; and (x) a springing requirement for the Company to maintain a minimum consolidated fixed charge coverage ratio, as determined under the credit agreement, of 1.0:1.0, anytime availability under the facility falls below the greater of $50 million or 10% of the maximum available borrowing amount for two consecutive business days. Subject to customary grace periods and notice requirements, the credit agreement also contains certain customary events of default.
Credit rating risk
Although our debt agreements do not include any provision that would require material changes in payment schedules or terminations as a result of a credit rating downgrade, we believe our access to capital markets at a reasonable cost is determined in part by credit quality. A credit rating downgrade could impact our ability to access capital markets at a reasonable cost.

December 31,
	2017	2016	2015
Standard & Poor’s
Long-term corporate credit rating	BB-	BB-	BB-
Outlook	Negative	Negative	Stable
Moody’s Investors Service
Senior unsecured debt	B2	B1	Ba3
Corporate family rating	B1	Ba3	Ba3
Outlook	Stable	Stable	Stable
Liquidity rating	SGL-1	SGL-1	SGL-1
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
Flow of Funds
Summary of cash flows
A summary of cash flows for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
(In millions)	2017	2016	2015
Net cash provided by operating activities	$158	$81	$138
Net cash used in investing activities	(192)	(273)	(352)
Net cash provided by (used in) financing activities	3	169	(62)
Effect of exchange rate changes on cash and cash equivalents	2	—	(3)
Net decrease in cash and cash equivalents	$(29)	$(23)	$(279)
2017 vs. 2016
Cash provided by operating activities
We generated $158 million of cash from operating activities in 2017, compared to $81 million last year. The increase is mainly attributable to higher profitability, and lower pension contributions (as further discussed below), partly offset by higher working capital and start-up costs for the tissue manufacturing and converting facility in Calhoun.
Cash used in investing activities
We used $192 million in investing activities in 2017, a decrease of $81 million compared to last year, reflecting lower cash invested in fixed assets of $85 million, mainly due to the substantial completion of the tissue manufacturing and converting facility in Calhoun in the first quarter of 2017, and the disposition of the assets of our permanently closed paper mill in Mokpo in 2017, for a cash consideration of $18 million, offset in part by countervailing and anti-dumping duty cash deposits during the year of $26 million on our imports of softwood lumber products to the U.S. from our Canadian mills (as further discussed below).
Cash provided by financing activities
We borrowed $19 million under our credit facilities in 2017, compared to $171 million in 2016, primarily to support the tissue project, which was substantially completed at the end of the first quarter of 2017. Since then, we have repaid $99 million under our revolving credit facilities for the remainder of the year. In 2017, we also acquired the 49% equity interest held by The New York Times Company in Donohue Malbaie Inc. for a cash purchase price of $15 million. We already owned 51% of the shares of Donohue Malbaie Inc.

2016 vs. 2015
Cash provided by operating activities
We generated $81 million of cash from operating activities in 2016, compared to $138 million in 2015. The decrease is attributable to higher pension contributions mostly related to a Cdn $25 million supplemental contribution in 2016 (as further discussed below), and to an increase of inventory in 2016 compared to a decrease in 2015, mostly related to raw material inventory at some of our sawmills.
Cash used in investing activities
We used $273 million in investing activities in 2016, compared to $352 million in 2015. The decrease is mainly due to the acquisition of Atlas Tissue in 2015, partly offset by more cash invested in fixed assets, and an increase in countervailing duty cash deposits, which have been required at a rate of 17.87% since October 20, 2015. Investing activities in 2016 consisted mostly of cash invested in fixed assets, which reflected investments in strategic projects such as: the tissue manufacturing and converting facility in Calhoun as well as the implementation of our integrated business management software.
Cash provided by (used in) financing activities
We borrowed $171 million under our credit facilities in 2016, to sustain the capital expenditures for our continued transformation strategy. In 2015, we used $62 million in financing activities, almost all of which related to share repurchases.
2018 outlook
For 2018, we expect to invest $200 million in capital expenditures, net of support under existing business development programs, including several investments to improve productivity and yields at our sawmills, as well as to increase our pulp production capacity.
Countervailing duty and anti-dumping investigations
Since October 15, 2015, we have been required to pay cash deposits at a subsidy rate of 17.87% for estimated countervailing duties on our U.S. imports of SC papers produced at our Canadian mills. On January 3, 2018, the U.S. Department of Commerce (or “Commerce”) announced its preliminary determinations in its first administrative review, whereby it determined that we received countervailable subsidies of 1.79% that benefited our Canadian production of SC paper during the relevant period (from August 3, 2015 to December 31, 2015). We are still required to continue making cash deposits at the 17.87% rate until Commerce sets a countervailing duty rate in this administrative review. Based on our current operating parameters, the cash deposits could be as high as $25 million per year.
We also became required to pay cash deposits for estimated countervailing duties and anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. As of December 31, 2017, the rates for these estimated countervailing duties and anti-dumping duties were 14.7% and 3.2%, respectively. Based on our current operating parameters, the cash deposits could be as high as $80 million per year.
Additionally, since January 16, 2018, we have been required to make cash deposits at a subsidy rate of 4.42% for estimated countervailing duties on uncoated groundwood paper we import to the U.S. from our Canadian mills. Based on the 4.42% rate and our current operating parameters, the cash deposits could be as high as $20 million per year. Commerce has not yet issued its preliminary determinations in its anti-dumping investigation.
For additional information, see Part I, Item 1A, “Risk Factors – Legal and Compliance Risk – We are subject to countervailing or anti-dumping duties on our U.S. imports of paper products and substantially all of our U.S. imports of softwood lumber products produced at our Canadian mills, which could materially affect our operations and cash flows,” of this Form 10‑K.
Employee Benefit Plans
Pension and OPEB plans
In 2017, we contributed $111 million to our defined benefit pension plans and $21 million to our defined contribution pension plans, while expensing an aggregate of $40 million, excluding closure-related costs. We also made payments of $11 million to OPEB plans, compared to an $11 million credit to the net periodic benefit cost. Defined benefit pension plan contributions dropped by $30 million when compared to 2016, mostly as a result of our exit from the Quebec funding relief regulation (as further discussed and defined below).

For 2018, we expect to make approximately $105 million of contributions to our defined benefit pension plans, $20 million to our defined contribution pension plans and $15 million to OPEB plans. We also expect to expense approximately $20 million of defined contribution pension plan costs, with credits of $22 million and $13 million for our defined benefit pension and OPEB plans, respectively. The expected decrease in the net periodic benefit cost compared to 2017 is due to a higher expected return on plan assets, and lower amortization of actuarial losses for U.S. pension plan, which became predominantly inactive at year-end, resulting in a longer amortization period.
We fund our pension and OPEB plans as required by applicable laws and regulations; we could, from time to time, make additional contributions.
Pension funding
Canadian funding requirements
Prior to December 31, 2016, the funding of our material Canadian registered pension plans, which we refer to as the “affected plans,” was governed by regulations specific to us, adopted by the provinces of Quebec and Ontario. We refer to these regulations, as the “funding relief regulations.” On December 16, 2016, the province of Ontario amended the Ontario funding relief regulation, which we refer to as the “Ontario amendment,” following which, on December 19, 2016, we provided notice to the Quebec pension plan regulatory authorities that we would voluntarily exit the Quebec funding relief regulation as of December 31, 2016. As a result, since January 1, 2017, all of our Quebec pension plans have been subject to the Supplemental Pension Plans Act, as amended (or “SPPA”), which is the pension plan funding regime generally applicable to pension plans in that province. The Ontario funding relief regulation, as amended by the Ontario amendment, continues to apply to us and will end on December 31, 2020.
As a result of the Ontario amendment and our exit from the Quebec funding relief regulation, from July 2017 through December 2020, our annual basic contribution to the Ontario affected plans became Cdn $9 million, compared to the basic contribution from January 2017 to June 2017 of Cdn $5 million for the six-month period. Our contributions to our Quebec plans are determined annually on a going concern basis under the Quebec’s SPPA, as more fully described below.
In addition to the basic contribution, the funding relief regulations required us to make a supplemental contribution, beginning in 2016, should the affected plans’ aggregate solvency ratio be more than 2% below the target specified in the regulations for the preceding year, subject to certain conditions. Following the Ontario amendment and our exit from the Quebec funding relief regulation, we are still required to make a supplemental contribution to the Ontario plans, payable over a three-year period, should the Ontario affected plans’ aggregate solvency ratio be below the 2% target. Given the prevailing interest rates, we do not expect to make a supplemental contribution in 2018.
Should an Ontario plan move to surplus before the funding relief regulation expires in 2020, it will cease to be subject to the Ontario funding relief regulation. After 2020, the Ontario plans will become subject to Ontario funding rules in effect at that time.
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
Funding deficit calculation
The assumptions used to calculate the pension funding deficit are materially different from the assumptions used to determine the net pension obligations for purposes of our Consolidated Financial Statements.
As a result of our exit from the Quebec funding relief regulation, the funding deficit calculation of all our Quebec pension plans are subject to, since January 1, 2017, Quebec’s SPPA, which provides for funding pension deficits on a going concern basis, rather than on a solvency basis. Under a going concern basis, the liabilities are calculated on the assumption that the plans will continue to operate indefinitely, and the liabilities are discounted with a rate determined by a model that develops an expected long-term return on assets, based on the asset mix of the plans as of the actuarial valuation date.
Our Ontario pension plans remain subject to actuarial rules on a solvency basis for funding pension deficits, with a fixed annual basic contribution of Cdn $9 million. Under a solvency basis, the liabilities are calculated on the assumption that the plans are terminated at the measurement date (each December 31), and the liabilities are discounted primarily using a specified annuity purchase rate, which is the spot interest rate on government securities in Canada plus a prescribed margin at the measurement date.

The funding of our U.S. pension plan is governed by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code, and is also subject to the Moving Ahead for Progress in the 21st Century Act and the Highway and Transportation Funding Act of 2014. Under these regulations, the liabilities are discounted using 25-year average corporate bond rates within a specified corridor. The corridor will widen to 15% in 2018, and widen an additional 5% each year to 30% in 2021 and beyond.
By contrast, for purposes of our Consolidated Financial Statements, the discount rate is determined with a model that develops a hypothetical high-quality bond portfolio, where the bonds are theoretically purchased to settle the expected benefit payments of the plans.
The weighted-average discount rate, funded ratio, and deficit of the pension plans for both accounting and funding purposes for the years ended December 31, 2017 and 2016, were as follows:

	Accounting		Funding (1)
	December 31,		December 31,
(In millions, except percentages)	2017	2016	2017	(2)	2016
Discount rate	3.6%	3.8%	4.9%		5.0%
Funded ratio	80%	78%	89%		91%
Deficit	$(1,097)	$(1,123)	$(579)		$(621)

(1)	Determined on a going-concern basis for Quebec plans, on a solvency basis for Ontario plans, and on a 25-year average interest rate basis for U.S. plans.

(2)	Preliminary, subject to final actuarial reports.
Additional undertakings
In connection with the establishment of the original funding relief regulations, our principal Canadian operating subsidiaries undertook to make an additional solvency deficit reduction contribution of Cdn $75 to the affected plans, payable over four years, for each metric ton of capacity reduced in Quebec or Ontario, in the event of any permanent machine closure or temporary downtime of more than six consecutive months or nine cumulative months over a period of 18 months. As a result of our exit from the Quebec funding relief regulation, effective December 31, 2016, this undertaking we had made with the Government of Quebec, expired in accordance with its terms. The undertaking with Ontario expired in December 2015. Neither the expiration of the Quebec undertakings, nor the Ontario undertakings, eliminated ongoing obligations we incurred under the terms of those undertakings prior to their expiration.
As part of the 2014 amendments to the funding relief regulations, it was determined that no additional contribution would be made in respect of any capacity reduction in Quebec before April 13, 2013. Also, on March 31, 2017, we reached an agreement with the province of Ontario stipulating that we would no longer be required to make additional contributions for capacity reductions that occurred in Ontario after April 15, 2014. As a result of this agreement, our requirement to make additional contributions to the Ontario affected plans was reduced by Cdn $16 million for 2017 and Cdn $8 million for 2018. We made additional contributions for past capacity reductions to the affected plans of Cdn $14 million in 2017 and will also be required to make our final remaining contributions for past capacity reductions of approximately Cdn $11 million, Cdn $4 million, and Cdn $2 million in 2018, 2019, and 2020, respectively.
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
Partial wind-ups
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor protection proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor protection proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($120 million, based on the exchange rate in effect on December 31, 2017), would have to be funded if we do not obtain the relief sought. No hearing date has been set to date. At this time, we cannot estimate the additional contributions, if any, that may be required in future years, but they could be material. Although no hearing date has been set, this matter is currently expected to be heard in 2018.
Share Repurchase Program
On May 28, 2015, our board of directors authorized a $50 million increase to our existing $100 million share repurchase program, which was originally launched in May of 2012. During the year ended December 31, 2015, we repurchased an additional 5.5 million shares, at a cost of $59 million. We did not repurchase any shares during 2017 and 2016. There remains $24 million under the program.
Contractual Obligations
As of December 31, 2017, the Company’s contractual obligations, including payments due by period, were as follows:

(In millions)	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt (1)	$1,024	$43	$145	$163	$673
Non-cancelable operating lease obligations (2)	35	7	12	8	8
Purchase obligations (2)	268	81	108	49	30
	$1,327	$131	$265	$220	$711

(1)
Long-term debt commitments represent primarily interest payments on the 2023 notes over the periods indicated and payment of the remaining principal balance at maturity, assuming no prior redemptions. Interest on our credit facility borrowings is assumed to remain unchanged from the rates in effect as of December 31, 2017, assuming no additional borrowings or repayments until maturity. Information on our long-term debt can be found in “Note 13, “Long-Term Debt,” to our Consolidated Financial Statements.

(2)	Information on our operating leases and purchase obligations can be found in Note 19, “Operating Leases and Purchase Obligations,” to our Consolidated Financial Statements.
The above table excludes the future obligations under our pension and OPEB plans due to the uncertainty in the timing and amount of future payments. Information on our pension and OPEB plans can be found in “Note 14, “Pension and Other Postretirement Benefit Plans,” to our Consolidated Financial Statements.
RECENT ACCOUNTING GUIDANCE
New accounting pronouncements adopted as of December 31, 2017
See Note 2, “Summary of Significant Accounting Policies – New accounting pronouncements adopted as of December 31, 2017,” to our Consolidated Financial Statements for more information.
Accounting pronouncements not yet adopted as of December 31, 2017
See Note 2, “Summary of Significant Accounting Policies – Accounting pronouncements not yet adopted as of December 31, 2017,” to our Consolidated Financial Statements for more information.

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
We base our estimates, assumptions and judgments on a number of factors, including historical experience, recent events, existing conditions, internal budgets and forecasts, projections obtained from industry research firms, and other data that we believe are reasonable under the circumstances. We believe that our accounting estimates are appropriate and that the resulting financial statement amounts are reasonable. Due to the inherent uncertainties in making estimates, actual results could differ materially from these estimates, requiring adjustments to financial statement amounts in future periods.
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
Pension and OPEB obligations
Description of accounts impacted by the accounting estimates
We record pension and OPEB obligations, net of pension plan assets that may be considered material to our financial position. We also record net periodic benefit costs associated with these net obligations as our employees render service. As of December 31, 2017, we had pension and OPEB obligations aggregating $5,646 million and accumulated pension plan assets at fair value of $4,377 million. Our 2017 net periodic benefit cost was $13 million.
Judgments and uncertainties involved in the accounting estimates
The following inputs are used to determine our net obligations and our net periodic benefit cost each year and the determination of these inputs requires judgment:

•	discount rate – used to determine the net present value of our pension and OPEB obligations and to determine the interest cost component of our net periodic benefit cost;

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

Effect if actual results differ from assumptions
Variations in assumptions could have a significant effect on the net periodic benefit cost and pension and OPEB obligations reported in our Consolidated Financial Statements. For example, a 25 basis point change in any one of these assumptions would have increased (decreased) our net periodic benefit cost for our pension and OPEB plans and our pension and OPEB obligations as follows:

	2017 Net Periodic Benefit Cost		Pension and OPEB Obligations as of December 31, 2017
(In millions)	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Assumption:
Discount rate	$(6)	$7	$(137)	$150
Return on assets	(10)	10	—	—
Rate of compensation increase	1	(1)	4	(4)
Health care cost trend rate	—	—	2	(2)
As of December 31, 2017, the most significant change in our assumptions was a decrease in the discount rate to 3.6% from 3.8% as of December 31, 2016, resulting in an increase in our net pension and OPEB obligations of approximately $148 million.
The net periodic benefit cost of our pension plans incorporates an expected return on plan assets and not the actual return on plan assets, and the net periodic benefit cost of our pension and OPEB plans is based on the expected change in pension and OPEB obligations arising from the time value of money and not the actual change in pension and OPEB obligations. Differences between these expected and actual results were recorded in “accumulated other comprehensive loss” in our Consolidated Balance Sheets as an actuarial gain or loss. Net losses arising in 2017, before tax, and deferred in “accumulated other comprehensive loss” were $57 million and increased our accumulated net actuarial loss. This actuarial loss will be amortized into our Consolidated Statements of Operations in future years and approximately $34 million will be included in our net periodic benefit cost in 2018.
Deferred income tax assets
Description of accounts impacted by the accounting estimates
We have net deferred income tax assets of $1,063 million recorded in our Consolidated Balance Sheet as of December 31, 2017, almost all of which is related to our Canadian operations, and a valuation allowance recorded against virtually all of our U.S. net deferred income tax assets. Our net deferred income tax assets are comprised of:
U.S.:

•
Deferred income tax assets of $718 million, comprised of $561 million for federal and state operating loss carryforwards expiring between 2021 and 2037, and $157 million for other temporary differences, mostly related to pension and OPEB plans.

•	Deferred income tax liabilities of $8 million, for various temporary differences.

•	A valuation allowance of $709 million against the net deferred income tax assets, which are not more likely than not to be realized in the future.
Canada:

•
Deferred income tax assets of $1,094 million, comprised of $196 million related to undeducted research and development expenditures with no expiry, $18 million for federal and provincial operating loss carryforwards expiring between 2030 and 2037, $96 million for tax credit carryforwards expiring between 2021 and 2037, as well as $784 million for other temporary differences, mostly related to fixed asset undepreciated capital costs with no expiry, as well as pension and OPEB plans.

•	Deferred income tax liabilities of $19 million for various temporary differences.

•	A valuation allowance of $13 million, primarily related to net capital loss carryforwards with no expiry.

Other:

•	Deferred income tax assets of $42 million, mostly comprised of other foreign subsidiaries operating loss carryforwards expiring between 2019 and 2027.

•	A valuation allowance of $42 million against the net deferred income tax assets of other foreign subsidiaries, which are not more likely than not to be realized in the future.
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
Following the assessment of our ability to realize the deferred income tax assets of our U.S. operations, we concluded that existing negative evidence outweighed positive evidence. As a result, we recognize a valuation allowance against virtually all of our net U.S. deferred income tax assets. The cumulative loss of our U.S. operations limited our ability to consider other subjective positive evidence. A valuation allowance does not reduce our underlying tax attributes, nor hinders our ability to use them in the future. If, in the future, sufficient objective positive evidence becomes available such that, based on the weight of available evidence, it is determined to be more likely than not that some or all of the deferred income tax assets associated with our U.S. operations can be realized, the valuation allowance will be reduced as appropriate, with the related adjustment being recognized as a decrease to the income tax provision.
The weight of positive evidence, which included a review of historical cumulative earnings and our forecasted future earnings, resulted in the conclusion by management that no significant valuation allowances were required for our deferred income tax assets in Canada, as they were determined to be more likely than not to be realized.
The Company calculates its income tax provision for the period based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on actual filed income tax returns are recorded when identified.
Tax benefits related to uncertain tax positions are recorded when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the relevant tax authority. The amount of tax benefit recognized may differ from the amount taken or expected to be taken on a tax return. These differences represent unrecognized tax benefits and are reviewed at each reporting period based on facts, circumstances and other available evidence. During 2017, previously unrecognized tax benefits decreased by $16 million, almost all of which was due to their remeasurement at the newly enacted lower U.S. federal statutory income tax rate. We have unrecognized tax benefits of $28 million as of December 31, 2017. As income tax legislation and regulations are complex and subject to interpretation, our tax positions could be challenged by taxing authorities.
Effect if actual results differ from assumptions
Our forecasted future earnings represent important positive evidence in determining the recoverability of our deferred income tax assets. If actual future financial results are not consistent with the assumptions and judgments used, or if additional significant closure-related costs are recorded in future years, we may be required to reduce the value of our net deferred income tax assets by recording additional valuation allowances, resulting in an income tax expense that could be material.
We do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. However, any adjustments arising from certain ongoing examinations by taxing authorities could alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions, and these adjustments could differ from the amount accrued.
Tax Cuts and Jobs Act
Based on available information, we have provisionally estimated the impacts of the TCJA on our 2017 financial results, with the exception of the effects of the newly enacted GILTI regime as a reasonable estimate cannot be determined. The enactment of the TCJA did not have a significant impact on our results of operations in 2017. The final impact of the TCJA may differ due to, among other things, changes in interpretations, the issuance of additional legislative guidance and clarification, and actions we may take as a result of the TCJA. We will recognize any adjustments to our provisional amounts in the reporting period the adjustments are determined during the 12-month measurement period following the enactment of the TCJA. Accordingly, we continue to evaluate its effects on our 2018 financial results. For more information, see Note 15, “Income Taxes,” to our Consolidated Financial Statements.
Long-lived assets
Description of accounts impacted by the accounting estimates
We have long-lived assets recorded in our Consolidated Balance Sheet of $1,781 million as of December 31, 2017. These long-lived assets include fixed assets, net and amortizable intangible assets, net. In 2017, we recorded depreciation and amortization of $204 million and impairment and accelerated depreciation charges aggregating $66 million associated with these long-lived assets. The depreciation and amortization, impairment and accelerated depreciation charges are based on accounting estimates.
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
Judgments and uncertainties involved in the accounting estimates
The calculation of depreciation and amortization of long-lived assets requires us to apply judgment in selecting the remaining useful lives of the assets, which must address both physical and economic considerations. The remaining economic life of a long-lived asset is frequently shorter than its physical life. Estimates of future economic conditions for our long-lived assets and therefore, their remaining useful economic lives, require considerable judgment. The paper industry in recent years has been characterized by considerable uncertainty in business conditions.
Asset impairment for long-lived assets to be held and used is tested at the lowest asset group level having largely independent cash flows. Determining the asset groups for long-lived assets to be held and used requires management’s judgment.
Asset impairment loss calculations require us to apply judgment in estimating asset group fair values and future cash flows, including periods of operation, projections of product pricing, production levels, product costs, market supply and demand, foreign exchange rates, inflation, projected capital spending and, specifically for fixed assets acquired, assigned useful lives, functional obsolescence, asset condition and discount rates. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe would be consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. One key assumption, especially for our long-lived assets in Canada, is the foreign exchange rate, which was determined based on our budgeted exchange rates for 2018. The assessment of whether an asset group should be classified as held for sale requires us to apply judgment in estimating the probable timing of the sale, and in testing for impairment loss, judgment is required in estimating the net proceeds from the sale.
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
Goodwill
Description of accounts impacted by the accounting estimates
As of December 31, 2017, our Consolidated Balance Sheet included goodwill of $81 million, all of which is assigned to our tissue segment for the purpose of impairment testing.
We review the carrying value of our goodwill for impairment annually as of November 30, or more frequently, whenever indicators of potential impairment exist. As more fully discussed in Note 2, “Summary of Significant Accounting Policies – Goodwill,” to our Consolidated Financial Statements, in the event that the net carrying amount of the reporting unit exceeds its fair value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
Judgments and uncertainties involved in the accounting estimates
We test goodwill for impairment at the reporting unit level. Determining which reporting units’ goodwill should be assigned to requires considerable judgment. A reporting unit is a component of an operating segment, or a combination of components of an operating segment that share similar economic characteristics. Based on our analysis of the components of our tissue segment, we concluded that all significant components of the tissue segment should be combined into a single reporting unit. Goodwill was entirely assigned to this reporting unit, which includes the net assets of our Atlas Tissue manufacturing facilities in Hialeah and Sanford, both located in Florida, as well as our Calhoun tissue facility.
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
The estimates used are consistent with our internal projections and operating plans, which we believe would be consistent with what a hypothetical marketplace participant would use. The discount rate assumption is based on the weighted-average cost of capital of comparable industry participants, adjusted to consider the risks associated with the start-up of the Calhoun tissue facility and underlying risk associated with meeting projected levels of revenue growth and margin.
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
Due to lower than expected financial results from Atlas Tissue in 2017 and the development phase of the Calhoun tissue facility, we elected to bypass the optional qualitative assessment of the tissue reporting unit for our 2017 annual goodwill impairment test.
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
Our goodwill impairment test for the tissue reporting unit as of November 30, 2017, concluded that the fair value of the reporting unit exceeded its carrying amount by approximately 20%. As a result, no impairment was recognized.

The actual fair value of the reporting unit could vary considerably from the estimated fair value if actual results are not consistent with the assumptions and judgments used in estimating future cash flows and the reporting unit fair value. For example, a 1% change in any one of these assumptions, assuming that all other assumptions remain constant, would have increased (decreased) the fair value of the reporting unit as of November 30, 2017, as follows:

(In millions)	1% Increase	1% Decrease
Assumption:
Sales pricing	$64	$(64)
Product costs	(40)	38
Discount rate	(13)	14
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to risks associated with fluctuations in foreign currency exchange rates, prices for the products we manufacture, commodity prices, and credit risk on accounts receivable from our customers.
Foreign Currency Exchange Risk
We compete with producers from around the world, particularly North America, Europe, and South America, in most of our product lines, with the exception of wood products and tissue, where we compete primarily with other North American producers. We sell our products mainly in transactions denominated in U.S. dollars, but we also sell in certain local currencies, including the Canadian dollar, the euro, and the pound sterling. Changes in the relative strength or weakness of these currencies, particularly the U.S. dollar, could affect international trade flows in these products. A stronger U.S. dollar might attract imports, thereby increasing product supply and possibly creating downward pressure on prices. On the other hand, a weaker U.S. dollar might encourage U.S. exports but also increase manufacturing costs in Canadian dollars or other foreign currencies.
Variations in exchange rates could also significantly affect our competitive position. In 2017, for example, the strength of the U.S. dollar against certain European currencies and the currencies of other paper producing countries, in addition to the weak currencies in a number of paper importing countries, continued to negatively affect the competitive position of North American newsprint producers selling in certain U.S. dollar-denominated international newsprint markets, such as Asia and Latin America. Some of our European competitors were able to price products more aggressively in those markets as a result of the relative weakness of their local currency, which negatively affected our ability to compete.
We are particularly sensitive to changes in the value of the Canadian dollar versus the U.S. dollar. The actual impact of these changes depends primarily on the proportion of our production and sales that occur in Canada, the proportion of our financial assets and liabilities denominated in Canadian dollars, and the magnitude, direction and duration of changes in the exchange rate. We expect exchange rate fluctuations to continue to impact costs and revenues, but we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance of any future effects. In 2016 and 2017, the Canadian dollar fluctuated between a low of US$0.69 in January of 2016 and a high of US$0.83 in September of 2017. Based on operating projections for 2018, if the Canadian dollar strengthens by one cent against the U.S. dollar, we expect that it will decrease our annual operating income by approximately $17 million, and vice versa.
Furthermore, certain assets and liabilities, including a substantial portion of our net pension and OPEB obligations and our net deferred income tax assets, are denominated in Canadian dollars. As a result, our earnings can be subject to the potentially significant effect of foreign exchange gains or losses in respect of these Canadian dollar net monetary items. A fluctuation of the Canadian dollar against the U.S. dollar in any given period would generally cause a foreign exchange gain or loss.
Product Price Risk
Historically, economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. In general, our products, other than tissue, are commodities that are widely available from other producers; because these products have few distinguishing qualities from producer to producer, competition is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand. The demand for some of our products has weakened significantly over the past decade. For example, over the 10 years ended December 31, 2017, according to industry statistics, North American newsprint demand fell by 65%. This trend, which similarly affects our specialty papers, could continue as a result of developments in non-print media, lower North American newspaper circulation, weaker paper-based advertising, grade substitution and conservation measures taken by publishers and retailers. Without change in capacity, the lower demand in relation to supply can cause downward pressure on price.
In the table below, we show the impact of a $25 change to the average transaction price per unit of our products, other than tissue, based on our operating configuration as of December 31, 2017. This presentation measures only the impact of pricing and items directly related to price, and assumes that every other factor is held constant.

PRODUCT	Unit	Projected change in annualized EBITDA ($ millions) based on $25 change in price per unit

Market pulp	$ / metric ton	38
Wood products	$ / thousand board feet	48
Newsprint	$ / metric ton	37
Specialty papers	$ / short ton	30
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Sales	$3,513	$3,545	$3,645
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	2,574	2,716	2,826
Depreciation and amortization	204	206	237
Distribution costs	442	440	460
Selling, general and administrative expenses	172	149	160
Closure costs, impairment and other related charges	87	62	181
Net gain on disposition of assets	(15)	(2)	—
Operating income (loss)	49	(26)	(219)
Interest expense	(49)	(38)	(41)
Other income, net	6	7	4
Income (loss) before income taxes	6	(57)	(256)
Income tax (provision) benefit	(84)	(19)	1
Net loss including noncontrolling interests	(78)	(76)	(255)
Net income attributable to noncontrolling interests	(6)	(5)	(2)
Net loss attributable to Resolute Forest Products Inc.	$(84)	$(81)	$(257)
Net loss per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.93)	$(0.90)	$(2.78)
Diluted	(0.93)	(0.90)	(2.78)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	90.5	89.9	92.4
Diluted	90.5	89.9	92.4
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Years Ended December 31,
	2017	2016	2015
Net loss including noncontrolling interests	$(78)	$(76)	$(255)
Other comprehensive (loss) income:
Unamortized prior service credits
Change in unamortized prior service credits	(15)	(17)	(16)
Income tax benefit	—	—	6
Change in unamortized prior service credits, net of tax	(15)	(17)	(10)
Unamortized actuarial losses
Change in unamortized actuarial losses	(10)	(183)	208
Income tax benefit (provision)	3	31	(63)
Change in unamortized actuarial losses, net of tax	(7)	(152)	145
Foreign currency translation	(3)	1	(4)
Other comprehensive (loss) income, net of tax	(25)	(168)	131
Comprehensive loss including noncontrolling interests	(103)	(244)	(124)
Comprehensive income attributable to noncontrolling interests	(6)	(5)	(2)
Comprehensive loss attributable to Resolute Forest Products Inc.	$(109)	$(249)	$(126)
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amount)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$6	$35
Accounts receivable, net:
Trade	399	358
Other	80	83
Inventories, net	526	570
Other current assets	33	35
Total current assets	1,044	1,081
Fixed assets, net	1,716	1,842
Amortizable intangible assets, net	65	70
Goodwill	81	81
Deferred income tax assets	1,076	1,039
Other assets	165	164
Total assets	$4,147	$4,277

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$420	$466
Current portion of long-term debt	1	1
Total current liabilities	421	467
Long-term debt, net of current portion	788	761
Pension and other postretirement benefit obligations	1,257	1,281
Deferred income tax liabilities	13	2
Other liabilities	68	55
Total liabilities	2,547	2,566
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 118.2 shares issued and 90.2 shares outstanding as of December 31, 2017; 117.8 shares issued and 89.8 shares outstanding as of December 31, 2016	—	—
Additional paid-in capital	3,793	3,775
Deficit	(1,294)	(1,207)
Accumulated other comprehensive loss	(780)	(755)
Treasury stock at cost, 28.0 shares as of December 31, 2017 and 2016	(120)	(120)
Total Resolute Forest Products Inc. shareholders’ equity	1,599	1,693
Noncontrolling interests	1	18
Total equity	1,600	1,711
Total liabilities and equity	$4,147	$4,277
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2014	$—	$3,754	$(869)	$(718)	$(61)	$11	$2,117
Share-based compensation costs for equity-classified awards	—	11	—	—	—	—	11
Net (loss) income	—	—	(257)	—	—	2	(255)
Purchases of treasury stock (5.5 shares) (Note 17)	—	—	—	—	(59)	—	(59)
Stock options exercised and stock unit awards vested (0.2 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	131	—	—	131
Balance as of December 31, 2015	—	3,765	(1,126)	(587)	(120)	13	1,945
Share-based compensation costs for equity-classified awards	—	10	—	—	—	—	10
Net (loss) income	—	—	(81)	—	—	5	(76)
Stock unit awards vested (0.3 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(168)	—	—	(168)
Balance as of December 31, 2016	—	3,775	(1,207)	(755)	(120)	18	1,711
Share-based compensation costs for equity-classified awards	—	10	—	—	—	—	10
Net (loss) income	—	—	(84)	—	—	6	(78)
Acquisition of noncontrolling interest (Note 1)	—	8	—	—	—	(23)	(15)
Cumulative-effect adjustment upon deferred tax charge elimination (Note 15)	—	—	(3)	—	—	—	(3)
Stock unit awards vested (0.4 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(25)	—	—	(25)
Balance as of December 31, 2017	$—	$3,793	$(1,294)	$(780)	$(120)	$1	$1,600
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss including noncontrolling interests	$(78)	$(76)	$(255)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	15	11	12
Depreciation and amortization	204	206	237
Closure costs, impairment and other related charges	71	59	176
Inventory write-downs related to closures	24	7	2
Deferred income taxes	80	14	3
Net pension contributions and other postretirement benefit payments	(114)	(125)	(62)
Net gain on disposition of assets	(15)	(2)	—
(Gain) loss on translation of foreign currency denominated deferred income taxes	(71)	(28)	199
Loss (gain) on translation of foreign currency denominated pension and other postretirement benefit obligations	58	27	(184)
Gain on disposition of equity method investment	—	(5)	—
Net planned major maintenance amortization (payments)	3	(3)	(3)
Changes in working capital:
Accounts receivable	(37)	26	87
Inventories	23	(37)	10
Other current assets	1	7	(4)
Accounts payable and accrued liabilities	(17)	(3)	(85)
Other, net	11	3	5
Net cash provided by operating activities	158	81	138
Cash flows from investing activities:
Cash invested in fixed assets	(164)	(249)	(185)
Acquisition of Atlas Paper Holdings, Inc., including cash overdraft acquired	—	—	(159)
Acquisition of a sawmill in Senneterre (Quebec)	—	(6)	—
Disposition of assets	21	5	—
Increase in countervailing duty cash deposits on supercalendered paper	(22)	(23)	(4)
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(26)	—	—
Increase in restricted cash, net	(3)	—	—
Decrease (increase) in deposit requirements for letters of credit, net	2	—	(4)
Net cash used in investing activities	(192)	(273)	(352)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	19	125	—
Acquisition of noncontrolling interest in Donohue Malbaie Inc.	(15)	—	—
Issuance of long-term debt	—	46	—
Payments of debt	(1)	(1)	—
Payments of financing and credit facility fees	—	(1)	(3)
Purchases of treasury stock	—	—	(59)
Net cash provided by (used in) financing activities	3	169	(62)
Effect of exchange rate changes on cash and cash equivalents	2	—	(3)
Net decrease in cash and cash equivalents	(29)	(23)	(279)
Cash and cash equivalents:
Beginning of year	35	58	337
End of year	$6	$35	$58
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, including capitalized interest of $1, $7 and $5 in 2017, 2016 and 2015, respectively	$47	$40	$40
Income taxes	7	3	3
See accompanying notes to Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation
Nature of operations
Resolute Forest Products Inc. (with its subsidiaries and affiliates, either individually or collectively, unless otherwise indicated, referred to as “Resolute Forest Products,” “we,” “our,” “us,” “Parent” or the “Company”) is incorporated in Delaware. We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products, newsprint and specialty papers, which are marketed in close to 70 countries. We own or operate some 40 manufacturing facilities, as well as power generation assets, in the United States and Canada.
Financial statements
We have prepared our consolidated financial statements and the accompanying notes (“Consolidated Financial Statements”) in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All amounts are expressed in U.S. dollars, unless otherwise indicated. Certain prior period amounts in our footnotes have been reclassified to conform to the 2017 presentation.
Consolidation
Our Consolidated Financial Statements include the accounts of Resolute Forest Products Inc. and its controlled subsidiaries. All transactions and balances between these companies have been eliminated. All consolidated subsidiaries are wholly-owned as of December 31, 2017, with the exception of the following:

Consolidated Subsidiary	Resolute Forest Products Ownership	Partner	Partner Ownership
Forest Products Mauricie L.P.	93.2%	Coopérative Forestière du Haut Saint-Maurice	6.8%
In 2017, we acquired the 49% equity interest held by The New York Times Company in Donohue Malbaie Inc. for a cash purchase price of $15 million. We already owned 51% of the shares of Donohue Malbaie Inc. This acquisition was accounted for as an equity transaction and resulted in an increase of $8 million to “Additional paid-in capital” in our Consolidated Balance Sheet.
Equity method investments
We account for our investments in affiliated companies where we have significant influence, but not control over their operations, using the equity method of accounting.
Note 2. Summary of Significant Accounting Policies
Use of estimates
In preparing our Consolidated Financial Statements in accordance with U.S. GAAP, management is required to make accounting estimates based on assumptions, judgments, and projections of future results of operations and cash flows. These estimates and assumptions affect the reported amounts of revenues and expenses during the periods presented, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements. The most critical estimates relate to the assumptions underlying the benefit obligations of our pension and other postretirement benefit (“OPEB”) plans, the recoverability of deferred income tax assets, and the carrying values of our long-lived assets and goodwill. Estimates, assumptions, and judgments are based on a number of factors, including historical experience, recent events, existing conditions, internal budgets and forecasts, projections obtained from industry research firms, and other data that management believes are reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions.
Cash and cash equivalents
Cash and cash equivalents generally consist of direct obligations of the U.S. and Canadian governments and their agencies, demand deposits, and other short-term, highly liquid securities with a maturity of three months or less from the date of purchase.

RESOLUTE FOREST PRODUCTS INC.
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
Fixed assets
Fixed assets acquired, including internal-use software, are stated at acquisition cost less accumulated depreciation and impairment. The cost of the fixed assets is reduced by any investment tax credits or government capital grants earned. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. We capitalize interest on borrowings during the construction period of major capital projects as part of the related asset and amortize the capitalized interest in “Depreciation and amortization” in our Consolidated Statements of Operations over the related asset’s remaining useful life. Planned major maintenance costs are recorded using the deferral method, whereby the costs of each planned major maintenance activity are capitalized to “Other current assets” or “Other assets” in our Consolidated Balance Sheets, and amortized to “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations on a straight-line basis over the estimated period until the next planned major maintenance activity. All other routine repair and maintenance costs are expensed as incurred.
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
Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying value of an asset group may no longer be recoverable. The recoverability of an asset group that is held and used is tested by comparing the carrying value of the asset group to the sum of the estimated undiscounted future cash flows expected to be generated by that asset group. In estimating the undiscounted future cash flows, we use projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the asset group. If there are multiple plausible scenarios for the use and eventual disposition of an asset group, we assess the likelihood of each scenario occurring in order to determine a probability-weighted estimate of the undiscounted future cash flows. The principal assumptions include periods of operation, projections of product pricing, production levels and sales volumes, product costs, market supply and demand, foreign exchange rates, inflation, and projected capital spending. Changes in any of these assumptions could have a material effect on the estimated undiscounted future cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment loss is recognized in the amount that the asset group’s carrying value exceeds its fair value. The fair value of a long-lived asset group is determined in accordance with our accounting policy for fair

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

value measurements, as discussed below. If it is determined that the carrying value of an asset group is recoverable, we review and adjust, as necessary, the estimated useful lives of the assets in the group.
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
In the event that the net carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
Goodwill is assigned to the tissue segment for the purposes of impairment testing.
Income taxes
We use the asset and liability approach in accounting for income taxes. Under this approach, deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the carrying amounts in our Consolidated Financial Statements of existing assets and liabilities and their respective tax bases. This approach also requires the recording of deferred income tax assets related to operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates applicable when temporary differences and carryforwards are expected to be recovered or settled. We do not provide for the additional U.S. and foreign income taxes that would become

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

payable upon remittance of undistributed earnings of foreign subsidiaries as we are evaluating the reinvestment of such earnings for the provision of the Tax Cuts and Jobs Act (“TCJA”).
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
A policy election as to whether to recognize the newly enacted global intangible low-taxed income tax (“GILTI”) as a period cost or to recognize deferred taxes for its future effects will be made during the 12-month measurement period following the enactment of the TCJA, as further discussed in Note 15, “Income Taxes.”
Pension and OPEB plans
For our defined benefit plans, we recognize a liability or an asset for pension and OPEB obligations net of the fair value of plan assets. A liability is recognized for a plan’s under-funded status and an asset is recognized for a plan’s over-funded status. Changes in the funding status that have not been recognized in our net periodic benefit cost are reflected as an adjustment to our “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. We recognize net periodic benefit cost or credit as employees render the services necessary to earn the pension and OPEB. Amounts we contribute to our defined contribution plans are expensed as incurred.
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
Share-based compensation
We recognize the cost of our share-based compensation over the requisite service period using the straight-line attribution approach, based on the grant date fair value for equity-based awards, and based on the quoted market value at the end of each reporting period for liability-based awards. The requisite service period is reduced for those employees who are retirement eligible at the date of the grant or who will become retirement eligible during the vesting period and who will be entitled to continue vesting in their entire award upon retirement. For equity-based awards, the fair value of stock options is determined using a Black-Scholes option pricing formula, and the fair value of restricted stock units (“RSUs”), deferred stock units (“DSUs”) and performance stock units (“PSUs”) is determined based on the market price of a share of our common stock on the grant date. Liability-based awards, consisting of RSUs, DSUs, and PSUs, are initially measured based on the market price of a share of our common stock on the grant date and remeasured at the end of each reporting period, until settlement. We estimate forfeitures of stock incentive awards (as defined in Note 18, “Share-Based Compensation”) and performance

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

adjustments for our PSUs based on historical experience and recognize compensation cost only for those awards expected to vest. Estimated forfeitures and performance adjustments are updated to reflect new information or actual experience, as it becomes available.
Revenue recognition
Pulp, tissue, paper and wood products are delivered to our customers in the United States and Canada directly from our mills by either truck or rail. Pulp and paper products delivered to our international customers by ship are sold with international shipping terms. Revenue is recorded when risk of loss and title of the product passes to the customer. For sales with the terms free on board (“FOB”) shipping point, revenue is recorded when the product leaves the mill, whereas for sales transactions FOB destination, revenue is recorded when the product is delivered to the customer’s delivery site. Sales are reported net of allowances and rebates, and the following criteria must be met before they are recognized: persuasive evidence of an arrangement exists, delivery has occurred and we have no remaining obligations, prices are fixed or determinable, and collectibility is reasonably assured. Sales of our other products (green power produced from renewable sources, wood chips, and other wood related products) are recognized when the products are delivered and are included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.
Net loss per share
We calculate basic net loss per share attributable to Resolute Forest Products Inc. common shareholders by dividing our net loss by the basic weighted-average number of outstanding common shares. We calculate diluted net income per share attributable to Resolute Forest Products Inc. common shareholders by dividing our net income by the basic weighted-average number of outstanding common shares, as adjusted for dilutive potential common shares using the treasury-stock method. Potentially dilutive common shares consist of outstanding stock options, RSUs, DSUs and PSUs. To calculate diluted net loss per share attributable to Resolute Forest Products Inc. common shareholders, no adjustments to our basic weighted-average number of outstanding common shares are made, since the impact of potentially dilutive common shares would be antidilutive.
Translation
The functional currency of the majority of our operations is the U.S. dollar. Non-monetary assets and liabilities denominated in foreign currencies of these operations and the related income and expense items such as depreciation and amortization are remeasured into U.S. dollars using historical exchange rates. Remaining assets and liabilities are remeasured into U.S. dollars using the exchange rate as of the balance sheet date. Remaining income and expense items are remeasured into U.S. dollars using a daily or monthly average exchange rate for the period. Gains and losses from foreign currency transactions and from remeasurement of the balance sheet are reported in “Other income, net” in our Consolidated Statements of Operations.
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
New accounting pronouncements adopted as of December 31, 2017
In October 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory until the transferred assets are sold to a third party or recovered through use. This update is effective on a modified retrospective approach for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As early adoption is permitted as of the beginning of an annual period, we adopted this ASU on January 1, 2017. For additional information, see Note 15, “Income Taxes.”
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other” which eliminates the need to determine a hypothetical purchase price allocation comprised of the fair value of individual assets and liabilities of a reporting unit to measure any goodwill impairment. With this new standard, an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. These updates are effective for fiscal years beginning after December 15, 2019. As early adoption is permitted, for annual and interim goodwill impairment tests after January 1, 2017, we adopted this ASU concurrently with our 2017 annual goodwill

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements
impairment test. The adoption of this accounting guidance did not materially impact our results of operations or financial position.
Accounting pronouncements not yet adopted as of December 31, 2017
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU on January 1, 2018. The adoption of this accounting guidance did not have a material impact on our results of operations, financial position or cash flows.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts from Customers,” which provides a framework that replaces existing revenue recognition guidance in GAAP. In March 2016, April 2016, May 2016, December 2016, and November 2017, the FASB also issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing,” ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” and ASU 2017-14, “Reporting Comprehensive Income, Revenue Recognition and Revenue from Contracts with Customers, (SEC Update),” respectively, which further affect the guidance of ASU 2014-09. These updates are effective for fiscal years beginning after December 15, 2017.
We are finalizing our assessment of the impact of these standards on our Consolidated Financial Statements. Our current assessment is subject to change as we continue our analysis; however, we do not currently expect that the adoption of the new revenue standard will have a material impact on our revenues, results of operations or financial position.
Our findings to-date are as follows:

•
The majority of our revenue arises from contracts with customers in which the sale of goods is generally expected to be the main performance obligation. Accordingly, we expect to recognize revenue for most of our revenue streams at a point in time when control of the asset is transferred to the customer, generally upon delivery of the goods. Based on our review of our contracts with customers, the timing and amount of revenue recognized under ASU 2014-09 is expected to be consistent with our current practice.

•
Certain of our contracts with customers provide incentive offerings, including special pricing agreements, and other volume-based incentives. Currently, we recognize revenue from the sale of goods measured at the fair value of the consideration received or receivable, net of provisions for customer incentives. If revenue cannot be reliably measured, revenue recognition is deferred until the uncertainty is resolved. Such contract provisions give rise to variable consideration under ASU 2014-09, and will be required to be estimated at contract inception. ASU 2014-09 requires the estimated variable consideration to be constrained to prevent the over-recognition of revenue. Based on our assessment of individual contracts, the amount of revenue recognized under ASU 2014-09, after consideration of the estimated variable consideration and related constraint, is expected to be consistent with our current practice.

ASU 2014-09 also provides presentation and disclosure requirements, which are more detailed than under current GAAP. New requirements include disaggregation of revenue depicting how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors, information about the nature and timing of performance obligations, as well as significant judgments made and practical expedients used. The disaggregated revenue information required to be disclosed is expected to be similar to the information currently included in Note 20, “Segment Information.”
We adopted these standards effective January 1, 2018, using the modified retrospective approach and are in the process of identifying and implementing the appropriate changes in processes and internal controls to support revenue recognition and disclosure under the new standard.
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which introduces the current expected credit losses model in the estimation of credit losses on financial instruments. This update is effective

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. We plan to adopt this ASU on January 1, 2020. We are still evaluating the impact of this accounting guidance on our results of operations and financial position as implementation of this project is at the assessment stage.
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. All amendments to the guidance shall be adopted in the same period on a retrospective basis. We adopted this ASU on January 1, 2018. The adoption of this accounting guidance did not materially impact the presentation of our cash flows.
In November 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this ASU on January 1, 2018. The adoption of this accounting guidance will impact the presentation of our Consolidated Statements of Cash Flows. Restricted cash included in our Consolidated Balance Sheet was $43 million and $38 million as of December 31, 2017, and 2016, respectively.
In February 2017, the FASB issued ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of Subtopic 610-20, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets” and adds guidance for partial sales of nonfinancial assets. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this ASU on January 1, 2018. The adoption of this accounting guidance did not materially impact our results of operations, financial position or cash flows.
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires employers that present a measure of operating income in their statements of earnings to disaggregate and present only the service cost component of net periodic benefit pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs arising during the period). The other components of the net periodic benefit cost and net periodic postretirement benefit cost are to be reported separately outside any subtotal of operating income. This update is effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU on January 1, 2018. As a result, estimated net periodic benefit credits of $55 million for the year ended December 31, 2018, will be reported outside of operating income in our results of operations. Net periodic benefit credits or costs, excluding the service cost component, were credits of $7 million for the year ended December 31, 2017, and costs of $8 million and $50 million for the years ended December 31, 2016 and 2015, respectively.
In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, allowing an election to reclassify from accumulated other comprehensive income to retained earnings stranded income tax effects resulting from the TCJA. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period in which the effect of the TCJA is recognized. Early adoption is permitted, including adoption in any interim period, for which financial statements have not yet been issued. We are still evaluating the impact of this accounting guidance on our results of operations and financial position.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 3. Acquisition of Atlas Paper Holdings, Inc.
On November 16, 2015, we acquired Atlas Paper Holdings, Inc. and its subsidiaries (“Atlas Tissue”), a manufacturer of a range of tissue products for the away-from-home and at-home markets, including virgin and recycled products, covering economy, value and premium grades and operating two tissue mills and a recycling facility in Florida.
The acquisition of Atlas Tissue provided us with an immediate position in the North American consumer tissue market. The acquisition was strategic in nature as it allows us to integrate forward our U.S. market pulp assets.
The fair value of the consideration transferred to acquire Atlas Tissue was $157 million, net of consideration to be recovered of $2 million recorded in “Accounts receivable, net” in our Consolidated Balance Sheet as of December 31, 2015.
The following unaudited pro forma information for the year ended December 31, 2015 represents our results of operations as if the acquisition of Atlas Tissue had occurred on January 1, 2015. This pro forma information does not purport to be indicative of the results that would have occurred for the period presented or that may be expected in the future.

(Unaudited, in millions except per share data)	2015
Sales	$3,730
Net loss attributable to Resolute Forest Products Inc.	(261)
Basic net loss per share attributable to Resolute Forest Products Inc.	(2.82)
Diluted net loss per share attributable to Resolute Forest Products Inc.	(2.82)
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
Note 4. Closure Costs, Impairment and Other Related Charges
Closure costs, impairment and other related charges for the year ended December 31, 2017, were comprised of the following:

(In millions)	Impairment of Assets	Accelerated Depreciation	Pension and OPEB Plan Curtailments and Other	Severance and Other Costs	Total
Pulp mill in Coosa Pines (Alabama) (1)	$55	$—	$—	$—	$55
Permanent closures
Paper machine in Catawba (South Carolina)	5	—	2	4	11
Paper machines in Calhoun (Tennessee)	—	6	3	2	11
Paper mill in Mokpo (South Korea)	—	—	—	7	7
Other	—	—	—	3	3
	$60	$6	$5	$16	$87

(1)
As a result of the continued deterioration of actual and projected cash flows, we recorded long-lived asset impairment charges of $55 million for the year ended December 31, 2017, to reduce the carrying value of the assets to their estimated fair value, which was determined using the market approach, by reference to market transaction prices for similar assets. The fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Closure costs, impairment and other related charges for the year ended December 31, 2016, were comprised of the following:

(In millions)	Impairment of Assets	Accelerated Depreciation	Severance and Other Costs	Total
Paper mill in Mokpo (1)	$13	$—	$—	$13
Permanent closure
Paper machine in Augusta (Georgia)	—	32	4	36
Other	9	3	1	13
	$22	$35	$5	$62

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

Closure costs, impairment and other related charges for the year ended December 31, 2015, were comprised of the following:

(In millions)	Impairment of Assets	Accelerated Depreciation	Severance and Other Costs	Total
Paper mill in Catawba (1)	$176	$—	$—	$176
Permanent closures
Paper mill in Iroquois Falls (Ontario)	—	—	3	3
Paper machine in Clermont (Quebec)	—	2	—	2
	$176	$2	$3	$181

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

Note 5. Net Gain on Disposition of Assets
During 2017, we sold the assets of our permanently closed Mokpo paper mill, and various other assets for total consideration of $21 million, resulting in a net gain on disposition of assets of $15 million.
Note 6. Other Income, Net
Other income, net for the years ended December 31, 2017, 2016 and 2015, was comprised of the following:

(In millions)	2017	2016	2015
Foreign exchange gain (loss)	$9	$(7)	$(4)
Gain on disposition of equity method investment (1)	—	5	—
Miscellaneous (expense) income	(3)	9	8
	$6	$7	$4

(1)
On February 1, 2016, we sold for total consideration of $5 million our interest in Produits Forestiers Petit-Paris Inc., an unconsolidated entity located in Saint-Ludger-de-Milot (Quebec), in which we had a 50% interest, resulting in a gain on disposition of $5 million.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 7. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the year ended December 31, 2017, was as follows:

(In millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2016	$67	$(819)	$(3)	$(755)
Other comprehensive income (loss) before reclassifications	1	(48)	(3)	(50)
Amounts reclassified from accumulated other comprehensive loss (1)	(16)	41	—	25
Net current period other comprehensive loss	(15)	(7)	(3)	(25)
Balance as of December 31, 2017	$52	$(826)	$(6)	$(780)

(1)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2017, were comprised of the following:

(In millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(15)	Cost of sales, excluding depreciation, amortization and distribution costs (1)
Curtailment gain	(1)	Closure costs, impairment and other related charges (1)
	—	Income tax (provision) benefit
	$(16)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$50	Cost of sales, excluding depreciation, amortization and distribution costs (1)
Curtailment loss	1	Closure costs, impairment and other related charges (1)
Settlement loss	1	Cost of sales, excluding depreciation, amortization and distribution costs (1)
	(11)	Income tax (provision) benefit
	$41	Net of tax
Total Reclassifications	$25	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and OPEB plans summarized in Note 14, “Pension and Other Postretirement Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 8. Net Loss Per Share
The reconciliation of the basic and diluted net loss per share for the years ended December 31, 2017, 2016 and 2015, was as follows:

(In millions)	2017	2016	2015
Numerator:
Net loss attributable to Resolute Forest Products Inc.	$(84)	$(81)	$(257)
Denominator:
Basic weighted-average number of Resolute Forest Products Inc. common shares outstanding	90.5	89.9	92.4
Dilutive impact of nonvested stock incentive awards	—	—	—
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	90.5	89.9	92.4
Net loss per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$(0.93)	$(0.90)	$(2.78)
Diluted	$(0.93)	$(0.90)	$(2.78)
The weighted-average number of outstanding stock options and nonvested equity-classified RSUs, DSUs and PSUs (collectively, “stock unit awards”) that were excluded from the calculation of diluted net loss per share, as the impact would have been antidilutive, for the years ended December 31, 2017, 2016 and 2015, was as follows:

(In millions)	2017	2016	2015
Stock options	1.4	1.4	1.5
Stock unit awards	4.1	2.6	1.4
Note 9. Inventories, Net
Inventories, net as of December 31, 2017 and 2016, were comprised of the following:

(In millions)	2017	2016
Raw materials	$108	$126
Work in process	38	45
Finished goods	175	183
Mill stores and other supplies	205	216
	$526	$570
In 2017, we recorded charges of $24 million for write-downs of mill stores and other supplies, primarily related to the permanent closure of two paper machines in Calhoun, a paper machine at our Catawba paper mill, and our Mokpo paper mill. In 2016, we recorded charges of $7 million for write-downs of mill stores and other supplies, primarily as a result of the permanent closure of a newsprint machine at our Augusta mill. These charges were included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 10. Fixed Assets, Net
Fixed assets, net as of December 31, 2017 and 2016, were comprised of the following:

(Dollars in millions)	Estimated Useful Lives (Years)	2017	2016
Land and land improvements	5 – 20	$56	$77
Buildings	2 – 40	298	257
Machinery and equipment (1)	5 – 25	2,544	2,264
Hydroelectric power plants	10 – 40	292	287
Timberlands and timberlands improvements	3 – 20	110	109
Construction in progress (1)		30	263
		3,330	3,257
Less: Accumulated depreciation		(1,614)	(1,415)
		$1,716	$1,842
(1)Internal-use software included in fixed assets, net as of December 31, 2017 and 2016, was as follows:

(In millions)	2017	2016
Machinery and equipment	$111	$83
Construction in progress	—	13
	111	96
Less: Accumulated depreciation	(42)	(27)
	$69	$69
Depreciation expense related to internal-use software is estimated to be $16 million for each of the next two years, $12 million from 2020 to 2021, and $8 million in 2022.
Note 11. Amortizable Intangible Assets, Net
Amortizable intangible assets, net as of December 31, 2017 and 2016, were comprised of the following:

		2017			2016
(Dollars in millions)	Estimated Useful Lives (Years)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Water rights (1)	10 – 40	$19	$5	$14	$19	$4	$15
Energy contracts	15 – 25	52	14	38	52	11	41
Customer relationships	10 – 15	14	2	12	14	1	13
Other		1	—	1	1	—	1
		$86	$21	$65	$86	$16	$70

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

Amortization expense related to amortizable intangible assets was $5 million, $4 million and $3 million, for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense related to amortizable intangible assets is estimated to be $5 million for each of the next four years and $4 million in 2022.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 12. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of December 31, 2017 and 2016, were comprised of the following:

(In millions)	2017	2016
Trade accounts payable	$306	$346
Payroll, bonuses and severance payable	55	51
Accrued interest	5	5
Pension and other postretirement benefit obligations	18	17
Book overdrafts	—	13
Income and other taxes payable	10	7
Environmental liabilities	2	5
Other	24	22
	$420	$466
Note 13. Long-Term Debt
Overview
Long-term debt, including current portion, as of December 31, 2017 and 2016, was comprised of the following:

(In millions)	2017	2016
5.875% senior notes due 2023:
Principal amount	$600	$600
Deferred financing costs	(5)	(6)
Unamortized discount	(3)	(4)
Total senior notes due 2023	592	590
Term loan due 2025	46	46
Borrowings under revolving credit facilities	144	125
Capital lease obligation	7	1
Total debt	789	762
Less: Current portion of long-term debt	(1)	(1)
Long-term debt, net of current portion	$788	$761
Debt instruments
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
The 2023 Notes are guaranteed by all of our existing and subsequently acquired or organized direct or indirect wholly-owned U.S. subsidiaries that guarantee the ABL Credit Facility (as defined and discussed below). The notes are unsecured and effectively junior to indebtedness under both the ABL Credit Facility and the Senior Secured Credit Facility (as defined and discussed below), to the extent of the value of the collateral that secures these credit facilities and to future secured indebtedness. In addition, the notes are structurally subordinated to all existing and future liabilities of our subsidiaries that do not guarantee the notes.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

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
The 2023 Notes are redeemable, in whole or in part, since May 15, 2017, at redemption prices equal to a percentage of the principal amount plus accrued and unpaid interest, as follows:

Year (beginning May 15)	Redemption Price
2017	104.406%
2018	102.938%
2019	101.469%
2020 and thereafter	100.000%
The fair value of the 2023 Notes was $622 million and $543 million as of December 31, 2017 and 2016, respectively, and was determined by reference to over-the-counter prices (Level 1).
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
The obligations under the Senior Secured Credit Facility are guaranteed by certain material U.S. subsidiaries of the Company and are secured by a first priority mortgage on the real property of our Calhoun facility and a first priority security interest on the fixtures and equipment located therein, and related assets.
Interest rates under the Senior Secured Credit Facility are based, at the Company’s election, on either a floating rate based on the London Interbank Offered Rate (“LIBOR”), or a base rate, in each case plus a spread over the index. The base rate is the highest of (i) the prime rate; (ii) the federal funds effective rate plus 0.5%; and (iii) the one-month LIBOR plus 1%. The applicable spread over the index fluctuates quarterly based upon the Company’s capitalization ratio, which is defined as the ratio of the Company’s funded indebtedness to the sum of the Company’s funded indebtedness and its net worth. For the Term Loan, the applicable spread ranges from 0.875% to 1.5% for base rate loans, and from 1.875% to 2.5% for LIBOR loans. For loans under the Revolving Credit Facility, the applicable spread ranges from 0.5% to 1.125% for base rate loans, and from 1.5% to 2.125% for LIBOR loans. The Senior Secured Credit Facility was issued by lenders within the farm credit system and is eligible for patronage refunds. Patronage refunds are distributions of profits from lenders in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned. Future refunds are dependent on future farm credit lender profits, made at the discretion of each farm credit lender.
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
Base rate loans under the Senior Secured Credit Facility may be repaid from time to time at our discretion without premium or penalty. LIBOR loans may be repaid from time to time at our discretion, subject to breakage costs, if any. Amounts repaid on

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

the Term Loan may not be subsequently re-borrowed. Principal amounts under the Revolving Credit Facility may be drawn, repaid, and redrawn until September 6, 2022.
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
As of December 31, 2017, we had $56 million of availability under the Revolving Credit Facility, net of $83 million of borrowings. The fair values of the Term Loan and Revolving Credit Facility approximated their carrying values as of December 31, 2017, as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities (Level 2).
ABL Credit Facility
On May 22, 2015, we entered into a five-year credit agreement for a senior secured asset-based revolving credit facility (the “ABL Credit Facility”), with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. The ABL Credit Facility will mature on May 22, 2020.
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
The obligations under the credit agreement are guaranteed by certain material subsidiaries of the Company and are secured by first priority security interests in accounts receivable, inventory, and related assets.
Loans under the credit agreement bear interest at a rate equal to the base rate, the LIBOR, or the Canadian banker’s acceptance (“BA”) rate, in each case plus an applicable margin. The applicable margin is between 0.00% and 0.75% with respect to base rate loans and between 1.00% and 1.75% with respect to LIBOR and Canadian BA loans, in each case based on availability under the credit facility and a leverage ratio.
Loans outstanding under the FILO Facility bear interest at a rate that is 1.25% per annum higher than the interest rate payable on revolving loans not made under the FILO Facility.
In addition to paying interest on outstanding principal under the ABL Credit Facility, we are required to pay a fee in respect of unutilized commitments under the ABL Credit Facility equal to 0.30% per annum when average daily utilization under the ABL Credit Facility for the prior fiscal quarter is less than 35% of the total revolving commitments, and 0.25% per annum when average daily utilization under the ABL Credit Facility for the prior fiscal quarter is greater than or equal to 35% of the total revolving commitments, as well as a fee in respect of outstanding letters of credit (equal to the applicable margin in respect of LIBOR and Canadian BA loans plus a fronting fee of 0.125% and certain administrative fees).

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Base rate loans under the ABL Credit Facility may be repaid from time to time at our discretion without premium or penalty. LIBOR and Canadian BA rate loans may be repaid from time to time at our discretion, subject to breakage costs, if any. However, no loans under the FILO Facility can be repaid unless all other loans under the credit agreement are repaid first. We are required to repay outstanding loans that exceed the maximum availability then in effect.
The credit agreement contains customary covenants for asset-based credit agreements of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence and repayment of indebtedness by the Company and its subsidiaries; (iii) restrictions on the existence or incurrence of liens by the Company and its subsidiaries; (iv) restrictions on the Company and certain of its subsidiaries making certain restricted payments; (v) restrictions on the Company and certain of its subsidiaries making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on transactions with affiliates; (viii) restrictions on amendments or modifications to the Canadian pension plans; (ix) restrictions on modifications to material indebtedness; and (x) a springing requirement for the Company to maintain a minimum consolidated fixed charge coverage ratio, as determined under the credit agreement, of 1.0:1.0, anytime availability under the facility falls below the greater of $50 million or 10% of the maximum available borrowing amount for two consecutive business days. Subject to customary grace periods and notice requirements, the credit agreement also contains certain customary events of default.
As of December 31, 2017, we had $356 million of availability under the ABL Credit Facility, net of $61 million of borrowings and $40 million of ordinary course letters of credit outstanding. The fair value of the ABL Credit Facility approximated its carrying value as of December 31, 2017, as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities (Level 2).
Capital lease obligation
In 2017, we amended the capital lease obligation for a warehouse. As amended, the capital lease obligation has a maturity date of December 1, 2027, and can be renewed for 20 years at our option. Minimum monthly payments are determined by an escalatory price clause.
Assets pledged as collateral
The carrying value of assets pledged as collateral for our total debt obligations was approximately $1.4 billion as of December 31, 2017.
Note 14. Pension and Other Postretirement Benefit Plans
We have a number of defined contribution plans covering a portion of our U.S. and Canadian employees. Under the U.S. qualified defined contribution plan, employees are allowed to make contributions that we match. In addition, under the U.S. qualified defined contribution plan, most employees also receive an automatic company contribution, regardless of the employee’s contribution. The amount of the automatic company contribution, in most instances, is a percentage of the employee’s pay, determined based on age and years of service. The Canadian registered defined contribution plans provide for mandatory contributions by employees and by us, as well as opportunities for employees to make additional optional contributions and receive, in some cases, matching contributions on those optional amounts. Our expense for the defined contribution plans totaled $21 million in both 2017 and 2016, and $20 million in 2015.
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
The following tables include both our foreign (Canada) and domestic plans. The assumptions used to measure the obligations of each of our foreign and domestic plans are not significantly different from each other, with the exception of the health care trend rates, which are presented below.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The changes in our pension and OPEB obligations and plan assets for the years ended December 31, 2017 and 2016, and the funded status and reconciliation of amounts recognized in our Consolidated Balance Sheets as of December 31, 2017 and 2016, were as follows:

	Pension Plans		OPEB Plans
(In millions)	2017	2016	2017	2016
Change in benefit obligations:
Benefit obligations as of beginning of year	$5,196	$5,068	$172	$174
Service cost	19	20	1	1
Interest cost	199	215	7	7
Actuarial loss (gain)	156	169	(7)	—
Participant contributions	7	8	2	2
Plan amendment	—	1	(1)	—
Special termination benefits	5	—	—	—
Curtailments	1	—	4	—
Settlements	(29)	(28)	—	—
Benefits paid	(365)	(380)	(13)	(15)
Effect of foreign currency exchange rate changes	285	123	7	3
Benefit obligations as of end of year	5,474	5,196	172	172
Change in plan assets:
Fair value of plan assets as of beginning of year	4,073	4,049	—	—
Actual return on plan assets	346	184	—	—
Employer contributions	111	141	11	13
Participant contributions	7	8	2	2
Settlements	(29)	(28)	—	—
Benefits paid	(365)	(380)	(13)	(15)
Effect of foreign currency exchange rate changes	234	99	—	—
Fair value of plan assets as of end of year	4,377	4,073	—	—
Funded status as of end of year	$(1,097)	$(1,123)	$(172)	$(172)
Amounts recognized in our Consolidated Balance Sheets consisted of:
Other assets	$6	$3	$—	$—
Accounts payable and accrued liabilities	(3)	(3)	(15)	(14)
Pension and OPEB obligations	(1,100)	(1,123)	(157)	(158)
Net obligations recognized	$(1,097)	$(1,123)	$(172)	$(172)
The total benefit obligations and the total fair value of plan assets for pension plans with benefit obligations in excess of plan assets were $5,213 million and $4,110 million, respectively, as of December 31, 2017, and were $4,958 million and $3,832 million, respectively, as of December 31, 2016. The total accumulated benefit obligations and the total fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $5,163 million and $4,110 million, respectively, as of December 31, 2017, and were $4,903 million and $3,832 million, respectively, as of December 31, 2016. The total accumulated benefit obligations for all pension plans were $5,421 million and $5,141 million as of December 31, 2017 and 2016, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Components of net periodic benefit cost
The components of net periodic benefit cost relating to our pension and OPEB plans for the years ended December 31, 2017, 2016 and 2015, were as follows:

	Pension Plans			OPEB Plans
(In millions)	2017	2016	2015	2017	2016	2015
Service cost	$19	$20	$23	$1	$1	$1
Interest cost	199	215	225	7	7	8
Expected return on plan assets	(254)	(247)	(260)	—	—	—
Amortization of prior service credits	(1)	(1)	(2)	(14)	(15)	(14)
Amortization of actuarial losses (gains)	55	54	84	(5)	(5)	(5)
Net periodic benefit cost before special events	18	41	70	(11)	(12)	(10)
Curtailments, settlements and other losses	7	—	14	(1)	—	—
	$25	$41	$84	$(12)	$(12)	$(10)
The prior service credits and the actuarial gains and losses are amortized to “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations, over the expected average remaining service lifetime or the average future lifetime, as applicable, of the respective plans. We estimate that $34 million of actuarial losses and $15 million of prior service credits will be amortized from accumulated other comprehensive loss into our Consolidated Statements of Operations in 2018.
Assumptions used to determine benefit obligations and net periodic benefit cost
The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015, were as follows:

	Pension Plans			OPEB Plans
	2017	2016	2015	2017	2016	2015
Benefit obligations:
Discount rate	3.6%	3.8%	4.2%	3.6%	3.9%	4.4%
Rate of compensation increase	2.1%	2.5%	2.5%
Net periodic benefit cost:
Discount rate	3.8%	4.2%	4.0%	3.9%	4.4%	4.1%
Expected return on assets	6.3%	6.2%	6.3%
Rate of compensation increase	2.5%	2.5%	2.5%
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The assumed health care cost trend rates used to determine the benefit obligations for our domestic and foreign OPEB plans as of December 31, 2017 and 2016, were as follows:

	2017		2016
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Health care cost trend rate assumed for next year	7.2%	4.8%	7.0%	4.2%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%	4.5%	4.0%
Year that the rate reaches the ultimate trend rate	2030	2028	2028	2028
For the health care cost trend rates, we considered historical trends for these costs, actual experience of the plans, recently enacted health care legislation as well as future expectations.
Variations of the health care cost trend rate can have a significant effect on the amounts reported. A 1% change in this assumption would have had the following impact on our 2017 OPEB obligation and costs for our domestic and foreign plans:

	1% Increase				1% Decrease
(In millions, except percentages)	Domestic Plans		Foreign Plans		Domestic Plans		Foreign Plans
OPEB obligation	$3	5%	$5	5%	$(3)	(4)%	$(5)	(4)%
Service and interest costs	$—	7%	$—	6%	$—	(6)%	$—	(5)%
Fair value of plan assets
The fair value of plan assets held by our pension plans as of December 31, 2017, was as follows:

(In millions)	Total	Level 1	Level 2
Equity securities:
U.S. companies	$882	$882	$—
Non-U.S. companies	1,132	1,132	—
Debt securities:
Corporate and government securities	1,244	126	1,118
Asset-backed securities	275	—	275
Cash and cash equivalents	169	166	3
Other plan liabilities, net	(2)	—	(2)
Total before investments measured at NAV	$3,700	$2,306	$1,394
Investments measured at NAV	677
	$4,377

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The fair value of plan assets held by our pension plans as of December 31, 2016, was as follows:

(In millions)	Total	Level 1	Level 2
Equity securities:
U.S. companies	$865	$865	$—
Non-U.S. companies	889	889	—
Debt securities:
Corporate and government securities	1,281	163	1,118
Asset-backed securities	71	—	71
Cash and cash equivalents	330	330	—
Other plan assets, net	35	—	35
Total before investments measured at NAV	$3,471	$2,247	$1,224
Investments measured at NAV	602
	$4,073
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
Other plan assets and liabilities include accrued interest and dividends, and amounts receivable or payable for unsettled security transactions. The fair value of accrued interest and dividends is determined based on market-corroborated inputs such as declared dividends and stated interest rates (Level 2). The fair value of receivables and payables for unsettled security transactions is determined based on market-corroborated inputs such as the trade date fair value of the security (Level 2).
Investments measured at NAV are excluded from the fair value hierarchy tables. These investments are commingled funds, composed of either debt securities, equity securities or real estate investments, where the corresponding NAV per share is equal to the total net assets divided by the total number of shares.
Long-term strategy and objective
Our investment strategy and objective is to maximize the long-term rate of return on our plan assets within an acceptable level of risk in order to meet our current and future obligations to pay benefits to qualifying employees and their beneficiaries while minimizing and stabilizing pension benefit costs and contributions. Diversification of assets is achieved through strategic allocations to various asset classes, and by retaining multiple, experienced third-party investment management firms with complementary investment styles and philosophies to implement these allocations. Risk is further managed by reviewing our investment policies at least annually and monitoring our fund managers at least quarterly for compliance with mandates and performance measures. A series of permitted and prohibited investments are listed in our respective investment policies, which are provided to our fund managers. The use of derivative financial instruments for speculative purposes and investments in the equity or debt securities of Resolute Forest Products and its affiliates is prohibited.
We have established a target asset allocation policy and ranges for each participating defined benefit pension plan based upon analysis of risk/return tradeoffs and correlations of asset mixes given long-term historical returns, prospective capital market returns, forecasted benefit payments and the forecasted timing of those payments. The targeted asset allocation policy of the plan assets is designed to hedge the change in the pension liabilities resulting from fluctuations in the discount rate by investing in debt and other securities, while also generating excess returns required to reduce the unfunded pension deficit by investing in equity securities with higher potential returns. The targeted asset allocation policy of each participating defined benefit pension plan is 50% equity securities, with an allowable range of 30% to 60%, and 50% debt and other securities, with an allowable range of 40% to 70%, including up to 5% in short-term instruments required for near-term liquidity needs. Approximately 60% of the equity securities are targeted to be invested in the U.S. and Canada, with the balance in other developed and emerging countries. Substantially all of the debt securities are targeted to be invested in the U.S. and Canada. The asset allocation for

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

each participating defined benefit pension plan is reviewed periodically and, when necessary, rebalanced to bring the asset allocation within the prescribed ranges.
Expected benefit payments and future contributions
As of December 31, 2017, benefit payments expected to be paid over the next 10 years are as follows:

(In millions)	Pension Plans (1)	OPEB Plans
2018	$380	$15
2019	372	14
2020	367	14
2021	363	13
2022	357	13
2023 - 2027	1,694	60

(1)	Benefit payments are expected be paid from the plans’ net assets.
We expect our 2018 pension contributions (excluding contributions to our defined contribution plans) to be approximately $105 million, including pension contributions of Cdn $87 million ($69 million, based on the exchange rate in effect on December 31, 2017) related to our Canadian plans.
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
Canadian pension funding
Prior to December 31, 2016, the funding of our material Canadian registered pension plans, which we refer to as the “affected plans,” was governed by regulations specific to us, adopted by the provinces of Quebec and Ontario. We refer to these regulations, as the “funding relief regulations.” On December 16, 2016, the province of Ontario amended the Ontario funding relief regulation, which we refer to as the “Ontario amendment,” following which, on December 19, 2016, we provided notice to the Quebec pension plan regulatory authorities that we would voluntarily exit the Quebec funding relief regulation as of December 31, 2016. As a result, since January 1, 2017, all of our Quebec pension plans have been subject to Quebec’s Supplemental Pension Plans Act, or the “SPPA,” which is the pension plan funding regime generally applicable to pension plans in that province. The Ontario funding relief regulation, as amended by the Ontario amendment, continues to apply to us and will end on December 31, 2020.
As a result of the Ontario amendment and our exit from the Quebec funding relief regulation, from July 2017 through December 2020, our annual basic contribution to the Ontario affected plans became Cdn $9 million, compared to the basic contribution from January 2017 to June 2017 of Cdn $5 million for the six-month period. Our contributions to our Quebec plans are determined annually on a going concern basis under the Quebec’s SPPA.
In addition to the basic contribution, the funding relief regulations required us to make a supplemental contribution, beginning in 2016, should the affected plans’ aggregate solvency ratio be more than 2% below the target specified in the regulations for the preceding year, subject to certain conditions. Following the Ontario amendment and our exit from the Quebec funding relief regulation, we are still required to make a supplemental contribution to the Ontario plans, payable over a three-year period,

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

should the Ontario affected plans’ aggregate solvency ratio be below the 2% target. Given the prevailing interest rates, we do not expect to make a supplemental contribution in 2018.
Should an Ontario plan move to surplus before the funding relief regulation expires in 2020, it will cease to be subject to the Ontario funding relief regulation. After 2020, the Ontario plans will become subject to Ontario funding rules in effect at that time.
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
Our principal Canadian subsidiaries entered into certain undertakings with the Government of Quebec and Ontario in connection with the adoption of the funding relief regulations in 2010. As a result of our exit from the Quebec funding relief regulation, effective December 31, 2016, the undertakings we had made with the Government of Quebec, as amended, expired in accordance with their terms. Comparable undertakings we had entered into with the Government of Ontario expired in December 2015. Neither the expiration of the Quebec undertakings, nor the Ontario undertakings, eliminated ongoing obligations we incurred under the terms of those undertakings prior to their expiration, including the undertaking requiring us to make an additional solvency deficit reduction contribution to our pension plans of Cdn $75, payable over four years, for each metric ton of capacity reduced in Quebec or Ontario, in the event of downtime of more than six consecutive months or nine cumulative months over a period of 18 months.
As part of the 2014 amendments to the funding relief regulations, it was determined that no additional contribution would be made in respect of any capacity reduction in Quebec before April 13, 2013. Also, on March 31, 2017, we reached an agreement with the province of Ontario stipulating that we would no longer be required to make additional contributions for capacity reductions that occurred in Ontario after April 15, 2014. As a result of this agreement, our requirement to make additional contributions to the Ontario affected plans was reduced by Cdn $16 million for 2017 and Cdn $8 million for 2018. We made additional contributions for past capacity reductions to the affected plans of Cdn $14 million in 2017 and will also be required to make our final remaining contributions for past capacity reductions of approximately Cdn $11 million, Cdn $4 million, and Cdn $2 million in 2018, 2019, and 2020, respectively.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 15. Income Taxes
(Loss) income before income taxes by taxing jurisdiction for the years ended December 31, 2017, 2016 and 2015, was as follows:

(In millions)	2017	2016	2015
United States	$(289)	$(227)	$(355)
Foreign	295	170	99
	$6	$(57)	$(256)
The income tax (provision) benefit for the years ended December 31, 2017, 2016 and 2015, was comprised of the following:

(In millions)	2017	2016	2015
U.S. Federal and State:
Current	$—	$—	$4
Deferred	2	(11)	32
	2	(11)	36
Foreign:
Current	(4)	(5)	—
Deferred	(82)	(3)	(35)
	(86)	(8)	(35)
Total:
Current	(4)	(5)	4
Deferred	(80)	(14)	(3)
	$(84)	$(19)	$1
Tax Cuts and Jobs Act
On December 22, 2017, the TCJA was enacted into law which, among other changes, reduced the U.S. federal statutory income tax rate from 35% to 21%, and implemented a new system of taxation for non-U.S. earnings, including the imposition of a one-time transition tax on deemed repatriation of undistributed earnings of non-U.S. subsidiaries. We are required to recognize the effects of tax law changes in the period of enactment. On December 22, 2017, the United States Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the TCJA, allowing us to account for the TCJA provisions under the following scenarios: (a) reflect the tax effects of the TCJA for which the accounting is complete, (b) report provisional amounts for those income tax effects of the TCJA where the accounting is incomplete but a reasonable estimate can be determined, or (c) not to report provisional amounts for any income tax effects of the TCJA for which a reasonable estimate cannot be determined until the reporting period that a reasonable estimate can be determined, and to continue to apply ASC 740 based on the provision of the tax laws that were in effect immediately prior to the enactment of the TCJA. The SEC provides that the accounting must be completed during the 12-month measurement period following the enactment of the TCJA.
Based on available information, we have provisionally estimated the impacts of the TCJA on our 2017 financial results, with the exception of the effects of the newly enacted GILTI regime as a reasonable estimate cannot be determined. Accordingly, we have provisionally decreased our net U.S. deferred income tax assets and related valuation allowance by $356 million and $359 million, respectively, in 2017, mainly to correspond to the lower U.S. federal statutory income tax rate.
The final impact of the TCJA may differ due to, among other things, changes in interpretations, the issuance of additional legislative guidance and clarification, and actions we may take as a result of the TCJA. During the measurement period, we will recognize any adjustments to our provisional amounts in the reporting period the adjustments are determined. Accordingly, we continue to evaluate its effects on our 2018 financial results.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The income tax (provision) benefit attributable to income (loss) before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35% for the years ended December 31, 2017, 2016 and 2015, as a result of the following:

(In millions)	2017	2016	2015
Income (loss) before income taxes	$6	$(57)	$(256)
Income tax (provision) benefit:
Expected income tax (provision) benefit	(2)	20	90
Changes resulting from:
Valuation allowance (1)	247	(99)	(109)
Enactment of change in tax rate (2)	(368)	—	—
Adjustments for unrecognized tax benefits (3)	1	55	—
Foreign exchange	6	(9)	(20)
Research and development, and other tax incentives	1	—	1
State income taxes, net of federal income tax benefit	10	6	12
Foreign tax rate differences	23	11	8
Effect of change in tax rates (4)	—	—	18
Other, net	(2)	(3)	1
	$(84)	$(19)	$1

(1)
During 2017, we recorded a decrease in our valuation allowance of $359 million, due to the enactment of the TCJA, offset by an increase of $112 million, primarily related to our U.S. operations where we recognize a valuation allowance against virtually all of our net deferred income tax assets.

During 2016 and 2015, we recorded a valuation allowance of $99 million and $109 million, respectively, mainly related to our U.S. operations where we recognized a full valuation allowance against our net deferred income tax assets.

(2)	During 2017, we recorded decreases to our net deferred income tax assets of $356 million due to the enactment of the TCJA, and $12 million due to a lower foreign income tax rate.

(3)
During 2016, we recorded tax benefits of $55 million, almost all of which related to the release of previously unrecognized tax benefits due to the lapse of the statute of limitations of the applicable jurisdictions.

(4)
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
Following the assessment of our ability to realize the deferred income tax assets of our U.S. operations, we concluded that existing negative evidence outweighed positive evidence. As a result, we recognize a valuation allowance against virtually all of our net U.S. deferred income tax assets. The cumulative loss of our U.S. operations limited our ability to consider other subjective positive evidence. A valuation allowance does not reduce our underlying tax attributes, nor hinders our ability to use them in the future.
The weight of positive evidence, which included a review of historical cumulative earnings and our forecasted future earnings, resulted in the conclusion by management that no significant valuation allowances were required for our deferred income tax assets in Canada, as they were determined to be more likely than not to be realized.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Deferred income taxes as of December 31, 2017 and 2016, were comprised of the following:

(In millions)	2017	2016
Fixed assets	$(4)	$(44)
Other liabilities	(23)	(21)
Deferred income tax liabilities	(27)	(65)
Fixed assets	506	520
Pension and OPEB plans	330	392
Operating loss carryforwards	619	838
Capital loss carryforwards	12	11
Undeducted research and development expenditures	196	185
Tax credit carryforwards	119	107
Other assets	72	49
Deferred income tax assets	1,854	2,102
Valuation allowance	(764)	(1,000)
Net deferred income tax assets	$1,063	$1,037
Amounts recognized in our Consolidated Balance Sheets consisted of:
Deferred income tax assets	$1,076	$1,039
Deferred income tax liabilities	(13)	(2)
Net deferred income tax assets	$1,063	$1,037

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The balance of tax attributes and their dates of expiration as of December 31, 2017, were as follows:

(In millions)	Related Deferred Income Tax Asset		Year of Expiration
Operating loss carryforwards:
U.S. federal operating loss carryforwards of $2,218	$466	(1)	2022 – 2037
U.S. state operating loss carryforwards of $1,868	95	(1)	2021 – 2037
Canadian federal and provincial (excluding Quebec) operating loss carryforwards of $73	18		2030 – 2037
Other operating loss carryforwards	40		2019 – 2027
	$619
Capital loss carryforwards:
Canadian net capital loss carryforwards of $43	12		Indefinite
	$12
Undeducted research and development expenditures:
Canadian federal and provincial (excluding Quebec) undeducted research and development expenditures of $694	$116		Indefinite
Quebec undeducted research and development expenditures of $837	80		Indefinite
	$196
Tax credit carryforwards:
Canadian research and development tax credit carryforwards	$96		2021 – 2037
U.S. state and other tax credit carryforwards	23	(1)	2018 – 2032
	$119

(1)	As of December 31, 2017, we had a valuation allowance against virtually all of our U.S. operations net deferred income tax assets.
Our U.S. federal net operating loss carryforwards are subject to the U.S. Internal Revenue Code of 1986, § 382, as amended, (“IRC § 382”) limitation, resulting from a previous ownership change. We do not expect that IRC § 382 would limit the utilization of our available U.S. federal net operating loss carryforwards prior to their expiration.
We do not provide for the additional U.S. and foreign income taxes that would become payable upon remittance of undistributed earnings of foreign subsidiaries as we are evaluating the reinvestment of such earnings for the provision of the TCJA. In addition, we do not expect to be impacted by the one-time transition tax on deemed repatriation of undistributed earnings.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Unrecognized tax benefits
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended December 31, 2017 and 2016:

(In millions)	2017	2016
Beginning of year	$44	$97
Increase (decrease) in unrecognized tax benefits resulting from:
Enactment of change in tax rate (1)	(15)	—
Positions taken in the current period	—	1
Expirations of statute limitations (2)	—	(55)
Settlements with taxing authorities	(1)	(1)
Change in foreign exchange rate	—	2
End of year	$28	$44

(1)	During 2017, previously unrecognized tax benefits decreased by $15 million due to the enactment of the TCJA.

(2)	During 2016, we released $55 million of previously unrecognized tax benefits due to the lapse of the statute of limitations of the applicable jurisdictions.
We recognize accrued interest and penalties on unrecognized tax benefits as components of the income tax provision. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2 million.
In the normal course of business, we are subject to audits from federal, state, provincial and other tax authorities. U.S. federal tax returns for 2014 and subsequent years, as well as Canadian tax returns for 2013 and subsequent years, remain subject to examination by tax authorities.
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
Note 16. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, financial reporting and disclosure obligations, corporate governance, antitrust, First Nations claims, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of December 31, 2017, will not have a material adverse effect on our Consolidated Financial Statements.
Countervailing duty and anti-dumping investigations on uncoated groundwood paper
On January 9, 2018, the U.S. Department of Commerce (“Commerce”) announced its preliminary determinations in its countervailing duty investigation of Canadian-origin uncoated groundwood (“UGW”) paper exported to the U.S. As a result, since January 16, 2018, we have been required to pay cash deposits to the U.S. at a rate of 4.42% for estimated countervailing duties on our U.S. imports of the UGW paper produced at our Canadian mills, with the exception of supercalendered (“SC”) paper, which is subject to distinct countervailing duties, as further discussed below. Commerce has not yet issued its preliminary determination in the anti-dumping investigation. For additional information, see Note 23, “Subsequent Event.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Countervailing duty and anti-dumping investigations of softwood lumber products
On November 25, 2016, countervailing duty and anti-dumping petitions were filed with Commerce and the U.S. International Trade Commission (“ITC”) by certain U.S. softwood lumber producers and forest landowners, requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin softwood lumber products exported to the U.S. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of softwood lumber products to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in both the countervailing duty and anti-dumping investigations.
On April 24, 2017, Commerce announced its preliminary determinations in the countervailing duty investigation and, as a result, after April 28, 2017, we were required to pay cash deposits to the U.S. at a rate of 12.82% for estimated countervailing duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills. The preliminary rate remained in effect until August 26, 2017. Commerce changed the rate in its final determination on November 2, 2017, but the new rate did not take effect until December 28, 2017, following the ITC’s final determination and publication of a countervailing duty order. Since that date, we have been required to resume paying cash deposits to the U.S, at a rate of 14.7% for our softwood lumber product U.S. imports from our Canadian sawmills. This rate will continue until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination should a North American Free Trade Agreement (“NAFTA”) binational panel on appeal remand the final determination to Commerce. Through December 31, 2017, our cash deposits totaled $17 million and, based on the 14.7% rate and our current operating parameters, could be as high as $65 million per year.
On June 26, 2017, Commerce announced its preliminary determinations in the anti-dumping investigation and, as a result, after June 30, 2017, we were required to pay cash deposits to the U.S. at a rate of 4.59% for estimated anti-dumping duties on our U.S. imports of softwood lumber products produced at our Canadian sawmills. On November 2, 2017, Commerce announced its final determinations in the anti-dumping investigation and, as a result, since November 8, 2017, we have been required to pay cash deposits to the U.S, at a rate of 3.2% for our softwood lumber product U.S. imports from our Canadian sawmills, the rate that will apply until Commerce sets a duty rate in an administrative review or in a possible remand determination. Through December 31, 2017, our cash deposits totaled $9 million and, based on the 3.2% rate and our current operating parameters, could be as high as $15 million per year.
The countervailing and anti-dumping duty rates of 14.7% and 3.2%, respectively, will continue until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination should a NAFTA binational panel on appeal remand the final determination to Commerce.
We are not presently able to determine the ultimate resolution of these matters, but we believe it is not probable that we will ultimately be assessed with significant duties, if any, on our U.S. imports of Canadian-produced softwood lumber products. Accordingly, no contingent loss was recorded in respect of these petitions in our Consolidated Statement of Operations for the year ended December 31, 2017, and our cash deposits were recorded in “Other assets” in our Consolidated Balance Sheets.
Countervailing duty investigation on SC paper
On February 26, 2015, a countervailing duty petition was filed with Commerce and the ITC by certain U.S. SC paper producers requesting that the U.S. government impose countervailing duties on Canadian-origin SC paper exported to the U.S. market. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of SC paper to the U.S. and was selected as a mandatory respondent to be investigated by Commerce. As a result of that investigation, after August 3, 2015, we were required to pay cash deposits to the U.S. for estimated countervailing duties on our U.S. imports of SC paper produced at our Canadian mills. Between August 3, 2015 and October 15, 2015, we were required to make cash deposits at a rate of 2.04%. On October 15, 2015, that rate increased to 17.87%, 17.10% of which was not based on any countervailable subsidy we received, but rather on a punitive application of “adverse facts available.” We are required to continue making cash deposits at the 17.87% rate until Commerce sets a countervailing duty rate in an administrative review or a new rate is set through a remand determination of a NAFTA binational panel. We were selected as a mandatory respondent in the first administrative review, which Commerce commenced on February 13, 2017. On January 3, 2018, Commerce announced its preliminary determinations in this administrative review, whereby it determined that we received countervailable subsidies of 1.79% that benefited our Canadian production of SC paper during the relevant period (from August 3, 2015 to December 31, 2015). Our countervailing duty rate for our SC paper exported to the U.S. market in 2015, if any, will be based on Commerce’s final determinations in this administrative review. Following the initial administrative review, we may remain subject to annual administrative reviews until December 2020, or possibly later, and the duty rate, if any, applicable to our SC paper exported to the U.S. market during periods subsequent to December 31, 2015, will be based on Commerce’s determinations in such future administrative reviews. Both the petitioner and the respondent companies may request an administrative review. However, Commerce does not have to review separately more than two companies in any one administrative review, typically the two

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

with the greatest volume of exports during the period of review. Were we not granted our request for an administrative review when other companies were to be reviewed, we would be assigned a weighted-average rate based on the rates of the individually reviewed companies. Regardless, the countervailing duty rate may change annually, subject to annual administrative reviews. The determination in each administrative review is subject to appeal. To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency will be converted into actual countervailing duties.
Following Commerce’s rate determination in October 2015, we appealed that determination to a bi-national panel under the NAFTA (the “Panel”). On April 13, 2017, the Panel issued its decision, remanding the matter to Commerce and upholding several of Commerce’s determinations, including among others its application of adverse facts available in setting our 17.87% subsidy rate. Notwithstanding the Panel’s decision, Commerce’s prior determination of adverse facts available does not apply in an administrative review. In addition, the Panel’s decision can be challenged by the Canadian government, although not until the conclusion of the remand process. The Canadian government has already filed a separate World Trade Organization challenge to Commerce’s countervailing duty determination in the SC paper investigation, including Commerce’s use of adverse facts available against us.
Through December 31, 2017, our cumulative cash deposits totaled $49 million, and based on our current operating parameters, could be as high as $25 million per year. We are not presently able to determine the ultimate resolution of this matter, but we believe it is not probable that we will ultimately be assessed with significant countervailing duties, if any, on our Canadian-produced SC paper. Accordingly, no contingent loss was recorded in respect of this petition in our Consolidated Statement of Operations for the year ended December 31, 2017. These cash deposits were recorded in “Other assets” in our Consolidated Balance Sheets.
Jedson Case
On March 9, 2017, Jedson Engineering, Inc. and Jedson C.M., Inc. (the “Jedson plaintiffs”) filed a complaint against our subsidiary, Resolute FP US Inc., and other defendants in state court in Tennessee. The complaint alleged breach of contract and violation of Tennessee’s Prompt Pay Act for failure to pay for services in connection with the design and construction of our Calhoun tissue project, and sought a recovery of, and enforcement of mechanic’s liens for, approximately $10 million, plus interest and cost of litigation. On April 17, 2017, we filed an answer and counterclaim alleging, among other things, breach of contract and professional negligence by the Jedson plaintiffs and seeking recovery for, among other things, resulting costs on the project. On April 4, 2017, the Jedson plaintiffs also filed a motion for an injunction under the Prompt Pay Act seeking immediate payment of monies claimed and, on April 20, 2017, a motion to abate Resolute FP US Inc.’s counterclaim, both of which we opposed and have not been heard by the court. On August 25, 2017, the Jedson plaintiffs amended their complaint. As amended, the complaint includes allegations of fraud, intentional and negligent misrepresentation, unjust enrichment, and a claim for punitive damages in an amount of up to approximately $20 million. Effective February 20, 2018, the parties entered into an agreement to submit their disputes to binding private arbitration, including another complaint filed by a subcontractor of the Jedson plaintiffs (ProEnergy Crafts Inc.) against the Jedson plaintiffs, Resolute Forest Products US Inc. and other defendants for less than $1 million that had been consolidated with the other proceedings. On February 23, 2018, the state court issued an order staying the consolidated court proceedings pending completion of the arbitration subject to limited exceptions regarding certain defined procedural matters. The Company disputes the plaintiffs’ allegations, and intends to vigorously defend the action. The lawsuit is at a preliminary stage. Accordingly, we are not presently able to determine the ultimate resolution of this matter or to reasonably estimate the potential impact on our Consolidated Financial Statements.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Consolidated Balance Sheet, with any such increase to be recorded at the date the plan amendment is adopted. We do not expect that the resulting increase would have a material impact on our Consolidated Financial Statements.
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (“Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($11 million, based on the exchange rate in effect on December 31, 2017) for the eventual payment of those claims. The hearing in this matter is expected to occur in 2019.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the CCAA (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($120 million, based on the exchange rate in effect on December 31, 2017), would have to be funded if we do not obtain the relief sought. The hearing in this matter is expected to occur in 2018.
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
We have recorded $8 million of environmental liabilities as of both December 31, 2017 and 2016, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We have also recorded $24 million and $23 million of asset retirement obligations as of December 31, 2017 and 2016, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
Other matters
On October 30, 2014, we received a notice from the Ministry of Natural Resources and Forestry of Ontario (the “MNRF”) directing us to repay a conditional amount of Cdn $23 million ($18 million, based on the exchange rate in effect on December 31, 2017) offered to us in 2007 toward the construction of an electricity-producing turbine, should we fail to restart our Fort Frances (Ontario) pulp and paper mill or otherwise implement an alternative remedy acceptable to the MNRF. Several

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

extensions of the deadline to implement an alternative remedy were granted to us by the MNRF, the last of which extended the remedy date to June 30, 2017. However, as a result of an agreement reached on June 29, 2017, we will not be required to repay this amount.
Note 17. Share Capital
Common stock
We are authorized under our certificate of incorporation, as amended and restated, to issue up to 190 million shares of common stock, par value $0.001 per share, of which 9,020,960 shares are reserved for issuance under the Resolute Forest Products Equity Incentive Plan (as amended, the “Incentive Plan”).
Treasury stock
On May 28, 2015, our board of directors authorized a $50 million increase to our existing $100 million share repurchase program, which was originally launched in May of 2012. During the year ended December 31, 2015, we repurchased an additional 5.5 million shares, at a cost of $59 million. We did not repurchase any shares during 2017 and 2016. There remains $24 million under the program.
Dividends
We did not declare or pay any dividends on our common stock during the years ended December 31, 2017, 2016 and 2015.
Preferred stock
We are authorized under our certificate of incorporation, as amended and restated, to issue 10 million shares of preferred stock, par value $0.001 per share. As of December 31, 2017 and 2016, no preferred shares were issued and outstanding.
Note 18. Share-Based Compensation
Incentive Plan
The Incentive Plan, which became effective in 2010 and is administered by the human resources and compensation/nominating and governance committee of the board of directors, provides for the grant of equity-based and liability-based awards, including stock options, stock appreciation rights, restricted stock, RSUs, DSUs, PSUs (collectively, “stock incentive awards”), and cash incentive awards to certain of our officers, directors, employees, consultants and advisors. As discussed in Note 17, “Share Capital,” we have been authorized to issue stock incentive awards for up to 9 million shares under the Incentive Plan. As of December 31, 2017, approximately 1.3 million shares were available for issuance.
Awards for employees who retire (upon meeting certain age and service criteria) at least six months after the grant date and prior to the end of the vesting period will continue to vest after retirement, in accordance with the normal vesting schedule. The requisite service periods for the stock incentive awards are reduced on an individual basis, as necessary, to reflect the grantee’s individual retirement eligibility date.
For the years ended December 31, 2017, 2016 and 2015, share-based compensation expense under the Incentive Plan was $18 million (no tax benefit), $11 million (no tax benefit) and $12 million (no tax benefit), respectively. As of December 31, 2017, there was approximately $10 million of unrecognized compensation cost, which is expected to be recognized over a remaining service period of three years.
Stock options
Under the Incentive Plan, stock options become exercisable ratably over a period of four years and, unless terminated earlier in accordance with their terms, expire 10 years from the date of grant. New shares of our common stock are issued upon the exercise of a stock option. In certain cases, we withhold shares in respect of option costs and applicable taxes.
We have not granted any stock options since 2013.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The activity of outstanding stock options for the year ended December 31, 2017, was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)
Balance as of December 31, 2016	1,415,971	$15.77	5.8
Forfeited	(2,774)	15.66
Expired	(108,656)	14.09
Balance as of December 31, 2017	1,304,541	$15.90	4.8
Exercisable as of December 31, 2017	1,304,541	$15.90	4.8
The total intrinsic value of stock options exercised in 2015 was less than $1 million.
Restricted stock units and deferred stock units
Under the Incentive Plan, each RSU and DSU granted provides the holder upon vesting the right to receive one share of our common stock for equity-based awards, and cash for liability-based awards. The awards vest ratably over a period of four years for employees and one year for directors. Awards to employees are settled upon vesting, while awards to directors are settled ratably over a period of three years or upon separation from the board of directors, as applicable, based on the director’s country of residency. We withhold shares in respect of applicable taxes.
The activity of nonvested RSUs and DSUs for the year ended December 31, 2017, was as follows:

	Number of Units	Weighted- Average Fair Value at Grant Date
Balance as of December 31, 2016	2,554,639	$6.20
Granted	434,022	7.34
Vested	(909,575)	7.36
Forfeited	(97,664)	5.28
Balance as of December 31, 2017 (1)	1,981,422	$5.96
(1)    Includes 17,161 liability-based awards.
There were 284,688 RSUs and DSUs granted to directors that vested but were not settled as of December 31, 2017.
The weighted-average grant-date fair value of all RSUs and DSUs granted in 2016 and 2015, was $3.97 and $7.94, respectively. The total fair value of RSUs and DSUs vested in 2017, 2016 and 2015, was $8 million, $3 million and $3 million, respectively.
Performance stock units
Under the Incentive Plan, each PSU provides the holder the right to receive upon vesting one share of our common stock for equity-based awards, and cash for liability-based awards, subject to a performance adjustment. The awards vest after a period of 40 months upon which they are settled. We withhold shares in respect of applicable taxes.
The activity of nonvested PSUs for the year ended December 31, 2017, was as follows:

	Number of Units	Weighted- Average Fair Value at Grant Date
Balance as of December 31, 2016	2,345,420	$6.71
Granted	295,455	8.63
Forfeited	(49,479)	5.67
Balance as of December 31, 2017 (1)	2,591,396	$6.94
(1)    Includes 387,294 liability-based awards.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

The weighted-average grant-date fair value of all PSUs granted in 2016 and 2015, was $3.95 and $7.54, respectively.
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
For the year ended December 31, 2017, share-based compensation expense under the Deferred Compensation Plan was $1 million, and less than $1 million for the years ended December 31, 2016 and 2015, respectively.
RSUs and DSUs outstanding under the Deferred Compensation Plan as of December 31, 2017 and 2016, were 183,046 and 127,521, respectively. The total fair value of RSUs and DSUs vested in each of 2017, 2016 and 2015, was less than $1 million.
Note 19. Operating Leases and Purchase Obligations
We lease office and manufacturing premises, and office equipment under operating leases for which total expense was $8 million in 2017, $9 million in 2016 and $8 million in 2015. In the normal course of business, we have also entered into various supply agreements, guarantees, water rights agreements, purchase commitments and harvesting rights agreements (for land that we manage for which we make payments to various Canadian provinces based on the amount of timber harvested).
As of December 31, 2017, the commitments for purchase obligations and future minimum rental payments under operating leases were as follows:

(In millions)	Purchase Obligations (1)	Operating Leases
2018	$81	$7
2019	54	6
2020	54	6
2021	45	5
2022	4	3
Thereafter	30	8
	$268	$35

(1)	Includes energy purchase obligations of $209 million through 2022 for certain of our pulp and paper mills.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 20. Segment Information
We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our principal product lines: market pulp, tissue, wood products, newsprint and specialty papers.
None of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, acquisition-related costs, certain components of pension and OPEB costs and credits, as well as other discretionary charges or credits are not allocated to our segments. We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all selling, general and administrative expenses are allocated to our segments, with the exception of certain discretionary charges and credits, which we present under “corporate and other.”
In each of 2017, 2016 and 2015, no assets were identifiable by segment and reviewed by management.
In the first quarter of 2017, we changed our presentation of segment operating income to reallocate the amortization of prior service credits component of pension and OPEB costs from the reportable segments to “corporate and other.” Current service costs will continue to be allocated to the reportable segments. This approach is consistent with the indicators management uses internally to evaluate performance, including those used by the chief operating decision maker. Prior service amounts have been reclassified to conform to the 2017 presentation.
Information about certain segment data for the years ended December 31, 2017, 2016 and 2015, was as follows:

(In millions)	Market Pulp (1)	Tissue (2)	Wood Products (3)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
2017	$911	$81	$797	$842	$882	$3,513	$—	$3,513
2016	836	89	596	1,009	1,015	3,545	—	3,545
2015	889	11	536	1,105	1,104	3,645	—	3,645
Depreciation and amortization
2017	$31	$5	$33	$66	$45	$180	$24	$204
2016	37	5	31	74	45	192	14	206
2015	53	1	37	64	71	226	11	237
Operating income (loss)
2017	$79	$(6)	$186	$(23)	$(9)	$227	$(178)	$49
2016	37	(10)	69	(16)	19	99	(125)	(26)
2015	71	(1)	2	(25)	23	70	(289)	(219)
Capital expenditures
2017	$12	$101	$9	$6	$20	$148	$16	$164
2016	20	156	23	2	23	224	25	249
2015	60	41	43	10	13	167	18	185

(1)	Inter-segment sales of $36 million, $33 million and $20 million, which are transacted at cost, were excluded from market pulp sales for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Tissue capital expenditures consisted almost entirely of expenditures for the tissue manufacturing and converting facility in Calhoun.

(3)
Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $20 million, $17 million and $20 million for the years ended December 31, 2017, 2016 and 2015, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Sales are attributed to countries based on the location of the customer. No single customer, related or otherwise, accounted for 10% or more of our 2017, 2016 or 2015 consolidated sales. No country in the “Other countries” group in the table below exceeded 2% of consolidated sales. Sales by country for the years ended December 31, 2017, 2016 and 2015, were as follows:

(In millions)	2017	2016	2015
United States	$2,387	$2,464	$2,421
Foreign countries:
Canada	517	428	476
Mexico	126	126	150
Other countries	483	527	598
	1,126	1,081	1,224
	$3,513	$3,545	$3,645
Certain long-lived assets by country (comprised of fixed assets, net, water rights, net, energy contracts, net and other assets) as of December 31, 2017 and 2016, were as follows:

(In millions)	2017	2016
United States	$790	$795
Foreign countries:
Canada	1,143	1,259
South Korea	—	8
	1,143	1,267
	$1,933	$2,062

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 21. Condensed Consolidating Financial Information
The following information is presented in accordance with Rule 3-10 of Regulation S-X and the public information requirements of Rule 144 promulgated pursuant to the Securities Act, as amended, in connection with Resolute Forest Products Inc.’s 2023 Notes that are fully and unconditionally guaranteed, on a joint and several basis, by all of our 100% owned material U.S. subsidiaries (the “Guarantor Subsidiaries”). The 2023 Notes are not guaranteed by our foreign subsidiaries (the “Non-guarantor Subsidiaries”).
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015, the Balance Sheets as of December 31, 2017 and 2016, and the Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries also on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Year Ended December 31, 2017
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,849	$2,264	$(1,600)	$3,513
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,702	1,467	(1,595)	2,574
Depreciation and amortization	—	74	130	—	204
Distribution costs	—	159	291	(8)	442
Selling, general and administrative expenses	30	69	73	—	172
Closure costs, impairment and other related charges	—	76	11	—	87
Net gain on disposition of assets	—	—	(15)	—	(15)
Operating (loss) income	(30)	(231)	307	3	49
Interest expense	(95)	(9)	(13)	68	(49)
Other income (expense), net	—	76	(2)	(68)	6
Equity in income of subsidiaries	41	43	—	(84)	—
(Loss) income before income taxes	(84)	(121)	292	(81)	6
Income tax benefit (provision)	—	2	(85)	(1)	(84)
Net (loss) income including noncontrolling interests	(84)	(119)	207	(82)	(78)
Net income attributable to noncontrolling interests	—	—	(6)	—	(6)
Net (loss) income attributable to Resolute Forest Products Inc.	$(84)	$(119)	$201	$(82)	$(84)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(109)	$(135)	$192	$(57)	$(109)

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Year Ended December 31, 2016
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,907	$2,145	$(1,507)	$3,545
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,745	1,471	(1,500)	2,716
Depreciation and amortization	—	78	128	—	206
Distribution costs	—	168	273	(1)	440
Selling, general and administrative expenses	20	61	68	—	149
Closure costs, impairment and other related charges	—	38	24	—	62
Net gain on disposition of assets	—	—	(2)	—	(2)
Operating (loss) income	(20)	(183)	183	(6)	(26)
Interest expense	(80)	—	(10)	52	(38)
Other income, net	—	57	2	(52)	7
Equity in income of subsidiaries	19	24	—	(43)	—
(Loss) income before income taxes	(81)	(102)	175	(49)	(57)
Income tax provision	—	(11)	(10)	2	(19)
Net (loss) income including noncontrolling interests	(81)	(113)	165	(47)	(76)
Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
Net (loss) income attributable to Resolute Forest Products Inc.	$(81)	$(113)	$160	$(47)	$(81)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(249)	$(197)	$73	$124	$(249)

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3	$3	$—	$6
Accounts receivable, net	—	319	160	—	479
Accounts receivable from affiliates	—	535	729	(1,264)	—
Inventories, net	—	243	292	(9)	526
Note, advance and interest receivable from parent	—	538	—	(538)	—
Notes and interest receivable from affiliates	—	32	—	(32)	—
Other current assets	—	16	17	—	33
Total current assets	—	1,686	1,201	(1,843)	1,044
Fixed assets, net	—	692	1,024	—	1,716
Amortizable intangible assets, net	—	13	52	—	65
Goodwill	—	81	—	—	81
Deferred income tax assets	—	1	1,073	2	1,076
Notes receivable from parent	—	330	—	(330)	—
Note receivable from affiliate	—	116	—	(116)	—
Investments in consolidated subsidiaries and affiliates	3,939	2,111	—	(6,050)	—
Other assets	—	98	67	—	165
Total assets	$3,939	$5,128	$3,417	$(8,337)	$4,147
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$4	$171	$245	$—	$420
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	536	728	—	(1,264)	—
Note, advance and interest payable to subsidiaries	538	—	—	(538)	—
Notes and interest payable to affiliate	—	—	32	(32)	—
Total current liabilities	1,078	900	277	(1,834)	421
Long-term debt, net of current portion	592	196	—	—	788
Note payable to subsidiary	330	—	—	(330)	—
Note payable to affiliate	—	—	116	(116)	—
Pension and other postretirement benefit obligations	—	378	879	—	1,257
Deferred income tax liabilities	—	—	13	—	13
Other liabilities	5	24	39	—	68
Total liabilities	2,005	1,498	1,324	(2,280)	2,547
Total equity	1,934	3,630	2,093	(6,057)	1,600
Total liabilities and equity	$3,939	$5,128	$3,417	$(8,337)	$4,147

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$125	$33	$—	$158
Cash flows from investing activities:
Cash invested in fixed assets	—	(116)	(48)	—	(164)
Disposition of assets	—	—	21	—	21
Increase in countervailing duty cash deposits on supercalendered paper	—	(22)	—	—	(22)
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	—	(26)	—	—	(26)
Increase in restricted cash, net	—	—	(3)	—	(3)
Decrease in deposit requirements for letters of credit, net	—	—	2	—	2
Decrease in notes receivable from affiliate, net	—	22	—	(22)	—
Net cash used in investing activities	—	(142)	(28)	(22)	(192)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	—	19	—	—	19
Acquisition of noncontrolling interest in Donohue Malbaie Inc.	—	—	(15)	—	(15)
Issuance of long-term debt	—	—	—	—	—
Payments of debt	—	(1)	—	—	(1)
Payments of financing and credit facility fees	—	—	—	—	—
Decrease in notes payable to affiliate, net	—	—	(22)	22	—
Net cash provided by (used in) financing activities	—	18	(37)	22	3
Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2
Net increase (decrease) in cash and cash equivalents	—	1	(30)	—	(29)
Cash and cash equivalents:
Beginning of year	—	2	33	—	35
End of year	$—	$3	$3	$—	$6

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$30	$51	$—	$81
Cash flows from investing activities:
Cash invested in fixed assets	—	(179)	(70)	—	(249)
Acquisition of a sawmill in Senneterre	—	—	(6)	—	(6)
Disposition of assets	—	—	5	—	5
Increase in countervailing duty cash deposits on supercalendered paper	—	(23)	—	—	(23)
Increase in notes receivable from affiliate	—	(8)	—	8	—
Net cash used in investing activities	—	(210)	(71)	8	(273)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	—	125	—	—	125
Issuance of long-term debt	—	46	—	—	46
Payments of debt	—	(1)	—	—	(1)
Payments of financing and credit facility fees	—	(1)	—	—	(1)
Increase in notes payable to affiliate	—	—	8	(8)	—
Net cash provided by financing activities	—	169	8	(8)	169
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net decrease in cash and cash equivalents	—	(11)	(12)	—	(23)
Cash and cash equivalents:
Beginning of year	—	13	45	—	58
End of year	$—	$2	$33	$—	$35

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(In millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$151	$(13)	$—	$138
Cash flows from investing activities:
Cash invested in fixed assets	—	(101)	(84)	—	(185)
Acquisition of Atlas Tissue, including cash overdraft acquired	—	(159)	—	—	(159)
Increase in countervailing duty cash deposits on supercalendered paper	—	(4)	—	—	(4)
Increase in deposit requirements for letters of credit, net	—	—	(4)	—	(4)
Investment in common stock of subsidiary	—	(234)	—	234	—
Advance to parent	—	(59)	—	59	—
Decrease of notes receivable from affiliates	—	164	—	(164)	—
Net cash used in investing activities	—	(393)	(88)	129	(352)
Cash flows from financing activities:
Payments of financing and credit facility fees	—	(2)	(1)	—	(3)
Purchases of treasury stock	(59)	—	—	—	(59)
Issuance of common stock	—	—	234	(234)	—
Advance to subsidiary	59	—	—	(59)	—
Decrease in notes payable to affiliate	—	—	(164)	164	—
Net cash (used in) provided by financing activities	—	(2)	69	(129)	(62)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Net decrease in cash and cash equivalents	—	(244)	(35)	—	(279)
Cash and cash equivalents:
Beginning of year	—	257	80	—	337
End of year	$—	$13	$45	$—	$58

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 22. Quarterly Information (Unaudited)

Year ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(In millions, except per share amounts)
Sales	$872	$858	$885	$898	$3,513
Operating (loss) income	(6)	(47)	48	54	49
Net (loss) income attributable to Resolute Forest Products Inc.	(47)	(74)	24	13	(84)
Basic net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	(0.52)	(0.82)	0.27	0.14	(0.93)
Diluted net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	(0.52)	(0.82)	0.26	0.14	(0.93)

Year ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(In millions, except per share amounts)
Sales	$877	$891	$888	$889	$3,545
Operating (loss) income	—	(18)	10	(18)	(26)
Net (loss) income attributable to Resolute Forest Products Inc.	(8)	(42)	14	(45)	(81)
Basic net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	(0.09)	(0.47)	0.16	(0.50)	(0.90)
Diluted net (loss) income per share attributable to Resolute Forest Products Inc. common shareholders	(0.09)	(0.47)	0.15	(0.50)	(0.90)

RESOLUTE FOREST PRODUCTS INC.
Notes to Consolidated Financial Statements

Note 23. Subsequent Event
The following significant event occurred subsequent to December 31, 2017:

•
On August 9, 2017, a countervailing and anti-dumping duty petition was filed with Commerce and the ITC by a U.S. UGW paper producer requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin UGW paper exported to the U.S. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of UGW paper to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in both the countervailing and anti-dumping duty investigations. On January 9, 2018, Commerce announced its preliminary determinations in its countervailing duty investigation on Canadian-origin UGW paper exported to the U.S. As a result, since January 16, 2018, we have been required to pay cash deposits to the U.S. at a rate of 4.42% for estimated countervailing duties on our U.S. imports of the UGW paper produced at our Canadian mills, with the exception of SC paper, which is subject to distinct countervailing duties, as further discussed in Note 16, “Commitments and Contingencies – Legal matters – Countervailing duty investigation on SC paper.” The rate and the requirement to pay cash deposits do not have retroactive effect. Commerce has not yet issued its preliminary determination in the anti-dumping investigation.

The preliminary 4.42% rate can remain in effect for up to four months. If the ITC does not issue an affirmative material injury determination before the four-month period lapses, then we would not be required to pay deposits for countervailing duties on the affected UGW paper imports until the ITC makes an affirmative material injury determination. If as a result of such a determination Commerce imposes a countervailing duty order subjecting us to a countervailing duty deposit requirement on any of our affected UGW paper U.S. imports, then we would be required to resume making cash deposits at the rate set in the order until Commerce sets a countervailing duty rate in a subsequent administrative review. Based on the 4.42% rate and our current operating parameters, cash deposits on our imports of the affected UGW paper to the U.S. would be approximately $6 million for the initial four-month period, and as high as $20 million per year if the rate were to remain in effect continuously. We are not presently able to determine the ultimate resolution of this matter, but we believe it is not probable that we will ultimately be assessed with significant duties, if any, on our Canadian-produced UGW that is exported to the U.S. Accordingly, we do not expect this announcement to have a material impact on our results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Resolute Forest Products Inc.
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Resolute Forest Products Inc. and its subsidiaries, (together, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Financial Statements and Assessment of Internal Control over financial reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and limitations of internal control over financial reporting
An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP / s.r.l / s.e.n.c.r.l. (1)
Montreal, Canada
March 1, 2018
(1) CPA auditor, CA, public accountancy permit No.A115888

We have served as the Company’s auditor since 2007.

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
Management assessed the effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2017. Management based this assessment on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Resolute Forest Products Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2017, Resolute Forest Products Inc.’s internal control over financial reporting was effective.
The effectiveness of Resolute Forest Products Inc.’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report above.

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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2017. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.
Management’s Report on Internal Control over Financial Reporting
Management has issued its report on internal control over financial reporting, which included management’s assessment that the Company’s internal control over financial reporting was effective as of December 31, 2017. Management’s report on internal control over financial reporting can be found on page 130 of this Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2017. This report can be found on page 128 of this Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the evaluation of internal control over financial reporting, there were no changes during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information appearing under the captions entitled “Management Proposals - Vote on the Election of Directors,” “Section 16 Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters” in our definitive proxy statement for our 2018 annual meeting of shareholders to be held on May 25, 2018 (our “2018 proxy statement”), which will be filed within 120 days of the end of our fiscal year ended December 31, 2017, is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information appearing under the captions entitled “Executive Compensation,” “Corporate Governance and Board Matters - Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2018 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the caption entitled “Information on Stock Ownership” in our 2018 proxy statement is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2017, regarding securities to be issued upon exercise of outstanding stock options or pursuant to outstanding stock unit awards, and securities remaining available for issuance under our equity compensation plan. The Incentive Plan is the only compensation plan with shares authorized.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—		$—		—
Equity compensation plans not approved by security holders (1)	6,411,513	(2)	15.90	(3)	1,279,187
Total	6,411,513		$15.90		1,279,187

(1)
The Incentive Plan was approved by the Courts in connection with the CCAA Creditor Protection Proceedings, and the creditor protection proceedings under Chapter 11 of the United States Bankruptcy Code, as amended, as applicable.

(2)
Includes shares issuable upon the exercise of 1,304,541 stock options and shares issuable upon the settlement of 2,266,110 RSUs and DSUs issued under the Incentive Plan, at a rate of one share per unit. Also includes shares issuable upon the settlement of 2,591,396 PSUs issued under the Incentive Plan at the maximum payout rate (2,840,862 shares).

(3)
The weighted-average exercise price in column (b) represents the weighted-average exercise price of the outstanding stock options disclosed in column (a). The stock unit awards do not have an exercise price and are not included in the calculation of the weighted-average exercise price in column (b).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the captions entitled “Related Party Transactions” and “Corporate Governance and Board Matters - Director Independence” in our 2018 proxy statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing under the caption entitled “Management Proposals - Vote on the Ratification of the Appointment of PricewaterhouseCoopers LLP” in our 2018 proxy statement is incorporated herein by reference.

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

3.2*
By-laws of Resolute Forest Products Inc., as amended through December 4, 2014 (incorporated by reference from Exhibit 3.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed on December 10, 2014, SEC File No. 001-33776).

4.1*
Indenture, dated as of May 8, 2013, among Resolute Forest Products Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (incorporated by reference from Exhibit 4.4 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed May 10, 2013, SEC File No. 001-33776).

4.2*
Supplemental Indenture, dated as of January 12, 2018 (to the Indenture dated as of May 8, 2013), by and among Resolute Forest Products Inc., certain subsidiary guarantors, and Wells Fargo Bank, N.A., as trustee (incorporated by reference from exhibit 10.1 to Resolute Forest Products Inc.’s Current Report on Form 8-K filed January 12, 2018, SEC File No. 001-33776).

4.3*
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

Exhibit No.	Description
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

10.11*
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

†10.13*
Executive Employment Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 26, 2014 (incorporated by reference from Exhibit 10.24 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014, SEC File No. 001-33776).

†10.14*
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

†10.16*
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

†10.18*
Resolute Forest Products Equity Incentive Plan (previously named the AbitibiBowater Inc. 2010 Equity Incentive Plan), effective as of December 9, 2010 (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012, SEC File No. 001-33776).

Exhibit No.	Description
†10.19*
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

†10.21*
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

†10.23*
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

†10.25*
First Amendment dated February 14, 2014 to the AbitibiBowater 2010 Canadian DB Supplemental Executive Retirement Plan, effective as of December 9, 2010 (incorporated by reference from Exhibit 10.44 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

†10.26*
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

†10.27*
Form of Indemnification Agreement for Directors and Officers of Resolute Forest Products Inc. (incorporated by reference from Exhibit 10.46 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015, SEC File No. 001-33776).

10.28*
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

†10.29*
Relocation Agreement between Richard Tremblay and Resolute Forest Products Inc., dated February 25, 2016 (incorporated by reference from Exhibit 10.39 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 29, 2016, SEC File No. 001-33776).

10.30*
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

†10.31*
Offer Letter between Steve Boniferro and Resolute Forest Products Inc., dated May 30, 2016 (incorporated by reference from Exhibit 10.37 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.32*
Resolute Forest Products Equity Incentive Plan Form of Director Deferred Stock Unit Agreement (incorporated by reference from Exhibit 10.39 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.33*
Resolute Forest Products Equity Incentive Plan Form of Director Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.40 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

Exhibit No.	Description
†10.34*
Indemnification Policy for the Executive Officers and Chief Accounting Officer of Resolute Forest Products Inc (incorporated by reference from Exhibit 10.41 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.35*
Guarantee Agreement, entered into on February 21, 2017, and dated as of June 18, 2014, between Resolute FP Canada Inc. and Resolute FP US Inc. as Guarantors, and Jacques Vachon as the Guaranteed Party (incorporated by reference from Exhibit 10.42 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.36*
First Amendment to the Resolute Forest Products Equity Incentive Plan, dated February 28, 2017 (incorporated by reference from Exhibit 10.43 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.37*
Resolute Forest Products Equity Incentive Plan Amended and Restated 2015 Restricted Stock Unit Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 28, 2017 (incorporated by reference from Exhibit 10.44 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.38*
Resolute Forest Products Equity Incentive Plan Amended and Restated 2016 Restricted Stock Unit Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 28, 2017 (incorporated by reference from Exhibit 10.45 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.39*
Resolute Forest Products Equity Incentive Plan Amended and Restated 2015 Performance Stock Unit Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 28, 2017 (incorporated by reference from Exhibit 10.46 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.40*
Resolute Forest Products Equity Incentive Plan Amended and Restated 2016 Performance Stock Unit Agreement between Resolute Forest Products Inc. and Richard Garneau, dated February 28, 2017 (incorporated by reference from Exhibit 10.47 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.41*
Summary of verbal terms of consulting services arrangement between Jeffrey A. Hearn and Resolute Forest Products Inc., agreed on February 27 and 28, 2017 (incorporated by reference from Exhibit 10.48 to Resolute Forest Products Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 1, 2017, SEC File No. 001-33776).

†10.42*
2017 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed May 10, 2017, SEC File No. 001-33776).

†10.43*
2017 Resolute Forest Products Inc. Short-Term Incentive Plan - U.S. (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed May 10, 2017, SEC File No. 001-33776).

†10.44*
Offer Letter between Patrice Minguez and Resolute Forest Products Inc., dated July 24, 2017 (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, SEC File No. 001-33776).

†10.45*
Resolute Forest Products Equity Incentive Plan Executive Stock Settled Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.1 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017, SEC File No. 001-33776).

†10.46*
Resolute Forest Products Equity Incentive Plan Executive Stock Settled Performance Stock Unit Agreement (incorporated by reference from Exhibit 10.2 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017, SEC File No. 001-33776).

†10.47*
Second Amendment to the Resolute Forest Products Equity Incentive Plan, dated October 31, 2017 (incorporated by reference from Exhibit 10.3 to Resolute Forest Products Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017, SEC File No. 001-33776).

†10.48*
Summary of 2018 Resolute Forest Products Inc. Short-Term Incentive Plan (incorporated by reference from the description in Resolute Forest Products Inc.’s Current Report on Form 8-K filed February 6, 2018, SEC File No. 001-33776).

†10.49**	Resolute Forest Products Equity Incentive Plan Director Cash-Settled Restricted Stock Unit Agreement.

†10.50**	Resolute Forest Products Equity Incentive Plan Director Cash-Settled Deferred Stock Unit Agreement.

Exhibit No.	Description
†10.51**	Executive Employment Agreement between Resolute Forest Products Inc. and Yves Laflamme, dated February 1, 2018.

†10.52**	Change in Control Agreement between Resolute Forest Products Inc. and Yves Laflamme, dated February 1, 2018.

†10.53**	Employment agreement between Richard Garneau and Resolute FP Canada Inc., dated February 1, 2018.

†10.54**	Director compensation program chart.

21.1**	Subsidiaries of the registrant.

23.1**	Consent of PricewaterhouseCoopers LLP.

24.1**	Power of attorney for certain Directors of the registrant.

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed and incorporated herein by reference.

†	This is a management contract or compensatory plan or arrangement.

**	Filed with this Form 10-K.

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

RESOLUTE FOREST PRODUCTS INC.

Date: March 1, 2018	By:	/s/ Yves Laflamme
Yves Laflamme
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yves Laflamme	President and Chief Executive Officer	March 1, 2018
Yves Laflamme	(Principal Executive Officer)

/s/ Bradley P. Martin*	Chairman, Director	March 1, 2018
Bradley P. Martin

/s/ Jo-Ann Longworth	Senior Vice President and Chief Financial Officer	March 1, 2018
Jo-Ann Longworth	(Principal Financial Officer)

/s/ Hugues Dorban	Vice President and Chief Accounting Officer	March 1, 2018
Hugues Dorban	(Principal Accounting Officer)

/s/ Randall C. Benson*	Director	March 1, 2018
Randall C. Benson

/s/ Jennifer C. Dolan*	Director	March 1, 2018
Jennifer C. Dolan

/s/ Richard D. Falconer*	Director	March 1, 2018
Richard D. Falconer

/s/ Jeffrey A. Hearn*	Director	March 1, 2018
Jeffrey A. Hearn

/s/ Alain Rhéaume*	Director	March 1, 2018
Alain Rhéaume

/s/ Michael S. Rousseau*	Director	March 1, 2018
Michael S. Rousseau
* Jo-Ann Longworth, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons that are filed herewith as Exhibit 24.1.

By:	/s/ Jo-Ann Longworth
Jo-Ann Longworth, Attorney-in-Fact