Form 10-Q
period 2018-03-31
Resolute Forest Products Inc.
filed 2018-05-10
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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
Yes  ☐    No ☑
As of April 30, 2018, there were 90,315,674 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Sales	$874	$872
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	614	671
Depreciation and amortization	53	51
Distribution costs	116	110
Selling, general and administrative expenses	43	42
Closure costs, impairment and other related charges	—	7
Operating income (loss)	48	(9)
Interest expense	(13)	(11)
Non-operating pension and other postretirement benefit credits	13	3
Other expense, net	(7)	—
Income (loss) before income taxes	41	(17)
Income tax provision	(31)	(29)
Net income (loss) including noncontrolling interests	10	(46)
Net income attributable to noncontrolling interests	—	(1)
Net income (loss) attributable to Resolute Forest Products Inc.	$10	$(47)
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.11	$(0.52)
Diluted	0.11	(0.52)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	91.2	90.2
Diluted	93.0	90.2
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended March 31,
	2018	2017
Net income (loss) including noncontrolling interests	$10	$(46)
Other comprehensive income:
Unamortized prior service credits
Change in unamortized prior service credits	(4)	(4)
Income tax provision	—	—
Change in unamortized prior service credits, net of tax	(4)	(4)
Unamortized actuarial losses
Change in unamortized actuarial losses	9	14
Income tax provision	(2)	(2)
Change in unamortized actuarial losses, net of tax	7	12
Foreign currency translation	—	1
Other comprehensive income, net of tax	3	9
Comprehensive income (loss) including noncontrolling interests	13	(37)
Comprehensive income attributable to noncontrolling interests	—	(1)
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$13	$(38)
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amount)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$13	$6
Accounts receivable, net:
Trade	384	399
Other	77	80
Inventories, net	577	526
Other current assets	32	33
Total current assets	1,083	1,044
Fixed assets, less accumulated depreciation of $1,666 and $1,614 as of March 31, 2018 and December 31, 2017, respectively	1,684	1,716
Amortizable intangible assets, less accumulated amortization of $22 and $21 as of March 31, 2018 and December 31, 2017, respectively	64	65
Goodwill	81	81
Deferred income tax assets	1,023	1,076
Other assets	187	165
Total assets	$4,122	$4,147

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$444	$420
Current portion of long-term debt	1	1
Total current liabilities	445	421
Long-term debt, net of current portion	778	788
Pension and other postretirement benefit obligations	1,198	1,257
Deferred income tax liabilities	19	13
Other liabilities	66	68
Total liabilities	2,506	2,547
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 118.3 shares issued and 90.3 shares outstanding as of March 31, 2018; 118.2 shares issued and 90.2 shares outstanding as of December 31, 2017	—	—
Additional paid-in capital	3,796	3,793
Deficit	(1,284)	(1,294)
Accumulated other comprehensive loss	(777)	(780)
Treasury stock at cost, 28.0 shares as of March 31, 2018 and December 31, 2017	(120)	(120)
Total Resolute Forest Products Inc. shareholders’ equity	1,615	1,599
Noncontrolling interests	1	1
Total equity	1,616	1,600
Total liabilities and equity	$4,122	$4,147
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Three Months Ended March 31, 2018
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2017	$—	$3,793	$(1,294)	$(780)	$(120)	$1	$1,600
Share-based compensation costs for equity-classified awards	—	3	—	—	—	—	3
Net income	—	—	10	—	—	—	10
Stock unit awards vested (0.1 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	3	—	—	3
Balance as of March 31, 2018	$—	$3,796	$(1,284)	$(777)	$(120)	$1	$1,616

	Three Months Ended March 31, 2017
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2016	$—	$3,775	$(1,207)	$(755)	$(120)	$18	$1,711
Share-based compensation costs for equity-classified awards	—	3	—	—	—	—	3
Net (loss) income	—	—	(47)	—	—	1	(46)
Cumulative-effect adjustment upon deferred tax charge elimination (Note 9)	—	—	(3)	—	—	—	(3)
Other comprehensive income, net of tax	—	—	—	9	—	—	9
Balance as of March 31, 2017	$—	$3,778	$(1,257)	$(746)	$(120)	$19	$1,674
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$10	$(46)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by (used in) operating activities:
Share-based compensation	3	4
Depreciation and amortization	53	51
(Reversal of) inventory write-downs related to closures	(1)	4
Deferred income taxes	30	28
Net pension contributions and other postretirement benefit payments	(35)	(30)
Loss (gain) on translation of foreign currency denominated deferred income taxes	27	(10)
(Gain) loss on translation of foreign currency denominated pension and other postretirement benefit obligations	(22)	9
Net planned major maintenance amortization	6	1
Changes in working capital:
Accounts receivable	19	(11)
Inventories	(50)	(40)
Other current assets	(5)	—
Accounts payable and accrued liabilities	28	1
Other, net	(1)	—
Net cash provided by (used in) operating activities	62	(39)
Cash flows from investing activities:
Cash invested in fixed assets	(25)	(69)
Increase in countervailing duty cash deposits on supercalendered paper	(5)	(5)
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(14)	—
Increase in countervailing duty cash deposits on uncoated groundwood paper	(2)	—
Cash used in investing activities	(46)	(74)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facilities	(9)	118
Payments of financing and credit facility fees	(1)	—
Cash (used in) provided by financing activities	(10)	118
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1)	—
Net increase in cash and cash equivalents, and restricted cash	5	5
Cash and cash equivalents, and restricted cash:
Beginning of period	49	73
End of period	$54	$78
Cash and cash equivalents, and restricted cash at period end:
Cash and cash equivalents	$13	$39
Restricted cash (included in “Other current assets” and “Other assets”)	41	39
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
Financial statements
Our interim consolidated financial statements and related notes (or the “Consolidated Financial Statements”) are unaudited and have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (or the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year. These unaudited interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018. Certain prior period amounts in our footnotes have been reclassified to conform to the 2018 presentation.
New accounting pronouncements adopted
ASU 2014-09 “Revenue from Contracts from Customers”
Effective January 1, 2018, we adopted Accounting Standards Update (or “ASU”) 2014-09, “Revenue from Contracts from Customers,” issued by the Financial Accounting Standards Board (or the “FASB”), and the series of related accounting standard updates that followed (collectively, “Topic 606”). We utilized the modified retrospective method, which required the application of Topic 606 to: (i) all new revenue contracts entered into after January 1, 2018; and (ii) all existing revenue contracts as of January 1, 2018. The adoption of Topic 606 had no impact on our revenues, results of operations, or financial position. As a result of the implementation of Topic 606, our revenue recognition policy was updated as follows:
Revenue arises from contracts with customers in which the sale of goods is the main performance obligation. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied, which is when (point in time) or as (over time) control of the promised good or service is transferred to the customer.
Revenue is measured at the amount to which we are expected to be entitled in exchange for transferring goods based on consideration specified in the contract with the customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that we collect from the customer, are excluded from revenue. When a contract with a customer includes variable consideration such as special pricing agreements and other volume-based incentives, revenue is recognized at the most likely amount based on sales forecasts, for which it is probable that a revenue reversal will not subsequently occur.
Revenue is recorded at a point in time when control over the goods transfers to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts with customers. Pulp, tissue, paper and wood products are delivered to our customers in the United States and Canada directly from our mills primarily by truck or rail. Pulp and paper products are delivered to our international customers primarily by ship. For sales where control transfers to the customer at the shipping point, revenue is recorded when the product leaves the facility, whereas for sales where control transfers at the destination, revenue is recorded when the product is delivered to the customer’s delivery site. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in “Distribution costs” in our Consolidated Statements of Operations.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities”
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU on January 1, 2018. The adoption of this accounting guidance did not have a material impact on our results of operations, financial position or cash flows.
ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. All amendments to the guidance shall be adopted in the same period on a retrospective basis. We adopted this ASU on January 1, 2018. The adoption of this accounting guidance did not impact the presentation of our cash flows.
ASU 2016-18 “Restricted Cash”
In November 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this ASU on January 1, 2018. Prior period amounts have been reclassified to conform to the 2018 presentation.
ASU 2017-05 “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”
In February 2017, the FASB issued ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of Subtopic 610-20, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets” and adds guidance for partial sales of nonfinancial assets. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this ASU on January 1, 2018. The adoption of this accounting guidance did not materially impact our results of operations, financial position or cash flows.
ASU 2017-17 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires employers that present a measure of operating income in their statements of earnings to disaggregate and present only the service cost component of net periodic pension cost and net periodic other postretirement benefit (or “OPEB”) cost in operating expenses (together with other employee compensation costs arising during the period). The other components of the net periodic pension cost and net periodic OPEB cost (or “Non-operating pension and OPEB costs”) are reported separately outside any subtotal of operating income. This update is effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU on January 1, 2018.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

The effect of this ASU on our Consolidated Statements of Operations for the three months ended March 31, 2018, and 2017 was as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(Unaudited, in millions)	Before Accounting Standards Update	Effect of Change	As Reported	As Previously Reported	Effect of Change	As Adjusted
Cost of sales, excluding depreciation, amortization and distribution costs	$600	$14	$614	$667	$4	$671
Selling, general and administrative expenses	44	(1)	43	43	(1)	42
Operating income (loss)	61	(13)	48	(6)	(3)	(9)
Non-operating pension and other postretirement benefit credits	—	13	13	—	3	3
Note 2. Closure Costs, Impairment and Other Related Charges
During the three months ended March 31, 2017, we recorded severance and other costs of $7 million, as a result of the permanent closure of our Mokpo (South Korea), paper mill on March 9, 2017.

Note 3. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the three months ended March 31, 2018, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2017	$52	$(826)	$(6)	$(780)
Amounts reclassified from accumulated other comprehensive loss (1)	(4)	7	—	3
Balance as of March 31, 2018	$48	$(819)	$(6)	$(777)

(1)	See the table below for details about these reclassifications.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2018, were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(4)	Non-operating pension and other postretirement benefit credits (1)
	—	Income tax provision
	$(4)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$9	Non-operating pension and other postretirement benefit credits (1)
	(2)	Income tax provision
	$7	Net of tax
Total Reclassifications	$3	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and OPEB plans summarized in Note 8, “Employee Benefit Plans.”
Note 4. Net Income (Loss) Per Share
The reconciliation of the basic and diluted net income (loss) per share for the three months ended March 31, 2018 and 2017, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions, except per share amounts)	2018	2017
Numerator:
Net income (loss) attributable to Resolute Forest Products Inc.	$10	$(47)
Denominator:
Basic weighted-average number of Resolute Forest Products Inc. common shares outstanding	91.2	90.2
Dilutive impact of nonvested stock unit awards	1.8	—
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	93.0	90.2
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.11	$(0.52)
Diluted	$0.11	$(0.52)
The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) that were excluded from the calculation of diluted net income (loss) per share, as their impact would have been antidilutive, for the three months ended March 31, 2018 and 2017, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions)	2018	2017
Stock options	1.3	1.4
Stock unit awards	—	4.6

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 5. Inventories, Net
Inventories, net as of March 31, 2018 and December 31, 2017, were comprised of the following:

(Unaudited, in millions)	March 31, 2018	December 31, 2017
Raw materials	$126	$108
Work in process	46	38
Finished goods	193	175
Mill stores and other supplies	212	205
	$577	$526
During the three months ended March 31, 2017, we recorded charges of $4 million for write-downs of mill stores and other supplies primarily as a result of the permanent closure of our Mokpo paper mill. These charges were included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.
Note 6. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of March 31, 2018 and December 31, 2017, were comprised of the following:

(Unaudited, in millions)	March 31, 2018	December 31, 2017
Trade accounts payable	$337	$306
Payroll, bonuses and severance payable	45	55
Accrued interest	14	5
Pension and other postretirement benefit obligations	18	18
Income and other taxes payable	5	10
Environmental liabilities	2	2
Other	23	24
	$444	$420
Note 7. Long-Term Debt
Overview
Long-term debt, including current portion, as of March 31, 2018 and December 31, 2017, was comprised of the following:

(Unaudited, in millions)	March 31, 2018	December 31, 2017
5.875% senior unsecured notes due 2023:
Principal amount	$600	$600
Deferred financing costs	(6)	(5)
Unamortized discount	(3)	(3)
Total senior notes due 2023	591	592
Term loan due 2025	46	46
Borrowings under revolving credit facilities	135	144
Capital lease obligation	7	7
Total debt	779	789
Less: Current portion of long-term debt	(1)	(1)
Long-term debt, net of current portion	$778	$788

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

2023 Notes
We issued $600 million in aggregate principal amount of 5.875% senior unsecured notes due 2023 (or the “2023 Notes”) on May 8, 2013. Upon their issuance, the notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that is being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes, resulting in an effective interest rate of 6%. Interest on the notes is payable semi-annually on May 15 and November 15, until their maturity date of May 15, 2023. In connection with the issuance of the notes, we incurred financing costs of approximately $9 million, which were deferred and recorded as a reduction of the notes. These deferred financing costs are being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes. The fair value of the 2023 Notes (Level 1) was $614 million and $622 million as of March 31, 2018 and December 31, 2017, respectively.
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility (or the “Senior Secured Credit Facility”) for up to $185 million. The Senior Secured Credit Facility provides a term loan of $46 million with a maturity date of September 7, 2025 (the “Term Loan”), and a revolving credit facility of up to $139 million with a maturity date of September 7, 2022 (the “Revolving Credit Facility”). As of March 31, 2018, we had $81 million of availability under the Revolving Credit Facility, net of $58 million of borrowings. The fair values of the Term Loan and Revolving Credit Facility (Level 2) approximated their carrying values as of March 31, 2018.
ABL Credit Facility
On May 22, 2015, we entered into a senior secured asset-based revolving credit facility (the “ABL Credit Facility”), with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. The ABL Credit Facility will mature on May 22, 2020. As of March 31, 2018, we had $358 million of availability under the ABL Credit Facility, net of $77 million of borrowings and $41 million of ordinary course letters of credit outstanding. The fair value of the ABL Credit Facility (Level 2) approximated its carrying value as of March 31, 2018.
Capital lease obligation
We have a capital lease obligation for a warehouse with a maturity date of December 1, 2027, which can be renewed for 20 years at our option. Minimum monthly payments are determined by an escalatory price clause.
Note 8. Employee Benefit Plans
Pension and OPEB plans
The components of net periodic benefit cost relating to our pension and OPEB plans for the three months ended March 31, 2018 and 2017, were as follows:
Pension Plans:

	Three Months Ended March 31,
(Unaudited, in millions)	2018	2017
Interest cost	$48	$49
Expected return on plan assets	(67)	(63)
Amortization of actuarial losses	10	14
Amortization of prior service credits	(1)	—
Non-operating pension credits	(10)	—
Service cost	5	5
	$(5)	$5

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

OPEB Plans:

	Three Months Ended March 31,
(Unaudited, in millions)	2018	2017
Interest cost	$1	$2
Amortization of actuarial gains	(1)	(1)
Amortization of prior service credits	(3)	(4)
Non-operating OPEB credits	(3)	(3)
Service cost	—	—
	$(3)	$(3)
Defined contribution plans
Our expense for the defined contribution plans totaled $5 million for both the three months ended March 31, 2018 and 2017.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 9. Income Taxes
Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (or the “TCJA”) was enacted into law which, among other changes, reduced the U.S. federal statutory income tax rate from 35% to 21%, and introduced the global intangible low-taxed income (or “GILTI”) regime, the base erosion anti-abuse tax, and the foreign-derived intangible income deduction.
In the first quarter of 2018, the enactment of the TCJA resulted in a $7 million income tax provision attributable to the GILTI inclusion, which reduced income tax benefits on U.S. losses, with no other material impact on our results of operations. After having evaluated the impact of the TCJA on the reinvestment of foreign earnings, we have maintained the position that such earnings continue to be permanently reinvested. Accordingly, no provision was recorded for undistributed foreign earnings.
The impacts of the TCJA on our 2017 financial results remain provisional and unchanged as of March 31, 2018. We have yet to adopt an accounting policy for the treatment of GILTI, and accordingly, no deferred tax amounts have been recorded.
The final impact of the TCJA may differ due to, among other things, changes in interpretations, the issuance of additional legislative guidance and clarification, and actions we may take as a result of the TCJA. We will recognize any adjustments to our provisional estimates in the reporting period they are determined, up to a period not to exceed one year from the date of enactment.
Effective income tax rate reconciliation
The income tax provision attributable to income (loss) before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the three months ended March 31, 2018 and 2017, as a result of the following:

	Three Months Ended March 31,
(Unaudited, in millions)	2018	2017
Income (loss) before income taxes	$41	$(17)
Income tax provision:
Expected income tax (provision) benefit	(9)	4
Changes resulting from:
U.S. federal tax rate change reconciliation	—	2
Valuation allowance (1)	(5)	(26)
Enactment of change in foreign tax rate	—	(12)
Foreign exchange	(7)	(1)
State income taxes, net of federal income tax benefit	2	2
Foreign tax rate differences (2)	(12)	3
Other, net	—	(1)
	$(31)	$(29)

(1)	Relates to our U.S. operations for the three months ended March 31, 2018, and primarily to our U.S. operations for the three months ended March 31, 2017.

(2)	Includes a $7 million income tax provision attributable to the GILTI inclusion, which reduced the income tax benefits on U.S. losses for the three months ended March 31, 2018.
Deferred tax charge
On January 1, 2017, we adopted ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory until the transferred assets are sold to a third party or recovered through use. As a result, a cumulative-effect adjustment of $3 million was recorded to “Deficit” in our Consolidated Balance Sheet as of January 1, 2017.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 10. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, financial reporting and disclosure obligations, corporate governance, antitrust, First Nations claims, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of March 31, 2018, will not have a material adverse effect on our Consolidated Financial Statements.
Countervailing duty and anti-dumping investigations on uncoated groundwood paper
On August 9, 2017, countervailing duty and anti-dumping petitions were filed with the U.S. Department of Commerce (or “Commerce”) and the U.S. International Trade Commission (or “ITC”) by a U.S. uncoated groundwood (or “UGW”) paper producer requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin UGW paper exported to the U.S. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of UGW paper to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in both the countervailing duty and anti-dumping investigations. On January 9, 2018, Commerce announced its preliminary determination in its countervailing duty investigation on Canadian-origin UGW paper exported to the U.S. As a result, since January 16, 2018, we have been required to pay cash deposits to the U.S. Customs and Border Protection agency (or “U.S. Customs”) at a rate of 4.42% of the custom’s value for estimated countervailing duties on our U.S. imports of the UGW paper produced at our Canadian mills, with the exception of supercalendered (or “SC”) paper, which is subject to distinct countervailing duties, as further discussed below. On March 13, 2018, Commerce announced its preliminary determination in the anti-dumping investigation, whereby it determined that we did not sell Canadian-origin UGW paper exported to the U.S. below market value during the relevant period (from July 1, 2016 to June 30, 2017). As a result, we are not required to pay cash deposits to the U.S. Customs for estimated anti-dumping duties.
The preliminary 4.42% rate set in the countervailing duty investigation can remain in effect for up to four months. If the ITC does not issue an affirmative material injury determination before the four-month period lapses, then we would not be required to pay deposits for countervailing duties on the affected UGW paper imports until the ITC makes an affirmative material injury determination. If, as a result of such a determination, Commerce imposes a countervailing duty order subjecting us to a countervailing duty deposit requirement on any of our affected UGW paper U.S. imports, then we would be required to resume making cash deposits at the rate set in the order until Commerce sets a countervailing duty rate in a subsequent administrative review. Through March 31, 2018, our cash deposits on our imports of the affected UGW paper to the U.S. totaled $2 million, and, based on the 4.42% rate and our current operating parameters, would be approximately $6 million for the initial four-month period, and as high as $20 million per year if the rate were to remain in effect continuously.
In addition, if as a result of an affirmative material injury determination by the ITC, Commerce were to impose an anti-dumping duty order subjecting us to an anti-dumping duty deposit requirement on any of our affected UGW paper U.S. imports, we would then be required to make cash deposits at the rate set in the order until Commerce sets an anti-dumping duty rate in a subsequent administrative review.
We are not presently able to determine the ultimate resolution of these matters, but we believe it is not probable that we will ultimately be assessed with significant duties, if any, on our Canadian-produced UGW that is exported to the U.S. Accordingly, no contingent loss was recorded in respect of these petitions in our Consolidated Statement of Operations for the three months ended March 31, 2018, and our cash deposits were recorded in “Other assets” in our Consolidated Balance Sheets.
Countervailing duty and anti-dumping investigations on softwood lumber
On November 25, 2016, countervailing duty and anti-dumping petitions were filed with Commerce and the ITC by certain U.S. softwood lumber producers and forest landowners, requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin softwood lumber exported to the U.S. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of softwood lumber to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in both the countervailing duty and anti-dumping investigations.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation and, as a result, after April 28, 2017, we were required to pay cash deposits to the U.S. Customs at a rate of 12.82% for estimated countervailing duties on our U.S. imports of softwood lumber produced at our Canadian sawmills. The preliminary rate remained in effect until August 26, 2017. Commerce changed the rate in its final affirmative determination on November 2, 2017, but the new rate did not take effect until December 28, 2017, following the ITC’s final affirmative determination and the publication by Commerce of a countervailing duty order. Since that date, we have been required to resume paying cash deposits to the U.S. Customs at a rate of 14.7% for our softwood lumber U.S. imports from our Canadian sawmills. This rate will continue until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination should a North American Free Trade Agreement (or “NAFTA”) binational panel on appeal remand the final determination to Commerce. Through March 31, 2018, our cash deposits totaled $27 million and, based on the 14.7% rate and our current operating parameters, could be as high as $65 million per year.
On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation and, as a result, after June 30, 2017, we were required to pay cash deposits to the U.S. Customs at a rate of 4.59% for estimated anti-dumping duties on our U.S. imports of softwood lumber produced at our Canadian sawmills. On November 2, 2017, Commerce announced its final affirmative determination in the anti-dumping investigation and, as a result, since November 8, 2017, we have been required to pay cash deposits to the U.S. Customs, at a rate of 3.2% for our softwood lumber U.S. imports from our Canadian sawmills, the rate that will apply until Commerce sets a duty rate in an administrative review or in a possible remand determination. Through March 31, 2018, our cash deposits totaled $13 million and, based on the 3.2% rate and our current operating parameters, could be as high as $15 million per year.
We are not presently able to determine the ultimate resolution of these matters, but we believe it is not probable that we will ultimately be assessed with significant duties, if any, on our U.S. imports of Canadian-produced softwood lumber. Accordingly, no contingent loss was recorded in respect of these petitions in our Consolidated Statement of Operations for the three months ended March 31, 2018, and our cash deposits were recorded in “Other assets” in our Consolidated Balance Sheets.
Countervailing duty investigation on SC paper
On February 26, 2015, a countervailing duty petition was filed with Commerce and the ITC by certain U.S. SC paper producers requesting that the U.S. government impose countervailing duties on Canadian-origin SC paper exported to the U.S. market. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of SC paper to the U.S. and was selected as a mandatory respondent to be investigated by Commerce. As a result of that investigation, after August 3, 2015, we were required to pay cash deposits to the U.S. Customs for estimated countervailing duties on our U.S. imports of SC paper produced at our Canadian mills. Between August 3, 2015 and October 15, 2015, we were required to make cash deposits at a rate of 2.04%. On October 15, 2015, that rate increased to 17.87%, 17.10% of which was not based on any countervailable subsidy we received, but rather on a punitive application of “adverse facts available.” We are required to continue making cash deposits at the 17.87% rate until Commerce sets a countervailing duty rate in an administrative review or a new rate is set through a remand determination of a NAFTA binational panel. We were selected as a mandatory respondent in the first administrative review, which Commerce commenced on February 13, 2017. On January 3, 2018, Commerce announced its preliminary results in this administrative review, whereby it determined that we received countervailable subsidies of 1.79% that benefited our Canadian production of SC paper during the relevant period (from August 3, 2015 to December 31, 2015). Our countervailing duty rate for our SC paper exported to the U.S. market in 2015, if any, will be based on Commerce’s final results in this administrative review. Following the initial administrative review, we may remain subject to annual administrative reviews until December 2020, or possibly later, and the duty rate, if any, applicable to our SC paper exported to the U.S. market during periods subsequent to December 31, 2015, will be based on Commerce’s results in such future administrative reviews. The results in each administrative review are subject to appeal. To the extent the countervailing duty rate set by Commerce is lower than 17.87%, we will recover excess deposits, plus interest. If the countervailing duty rate set by Commerce is at or above 17.87%, the deposits and any deficiency would be converted into actual countervailing duties.
Following Commerce’s rate determination in October 2015, we appealed that determination to a binational panel under the NAFTA (or the “Panel”). On April 13, 2017, the Panel issued its decision, remanding the matter to Commerce and upholding several of Commerce’s determinations, including among others its application of adverse facts available in setting our 17.87% subsidy rate. Notwithstanding the Panel’s decision, Commerce’s prior determination of adverse facts available does not apply in an administrative review. In addition, the Panel’s decision can be challenged by the Canadian government to an Extraordinary Challenge Committee, although not before the conclusion of the remand process. The Canadian government’s separate World Trade Organization challenge to Commerce’s countervailing duty determination in the SC paper investigation has produced a

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

decision, however, at the request of the U.S. government, by mutual consent of the Canadian and U.S. governments, the release of the report has been postponed.
On March 21, 2018, Verso Corporation, the sole remaining U.S. SC paper petitioner, filed a request with Commerce for a changed circumstances review to revoke the countervailing duty order, retroactive to August 3, 2015, and for Commerce to refund all countervailing duty deposits with interest. On May 8, 2018, Commerce announced the initiation of a changed circumstances review to consider the possible revocation of the countervailing duty order on SC paper from Canada. Commerce may revoke an order in whole or in part if it determines that the producers accounting for substantially all of the production of the domestic like products have expressed a lack of interest in the order. Commerce has determined that changed circumstances sufficient to warrant review exist. Should Commerce grant Verso Corporation’s request in its entirety, we would receive a refund of all outstanding cash deposits made on our U.S. imports of SC paper produced at our Canadian mills, plus interest, and no further cash deposits would be required going forward. In addition, this would result in the termination of the pending administrative reviews. Commerce reported to the NAFTA binational panel that it anticipated completion of the changed circumstances review within 60 days of its initiation.
Through March 31, 2018, our cumulative cash deposits totaled $54 million, and based on our current operating parameters, could be as high as $25 million per year. We are not presently able to determine the ultimate resolution of this matter, but we believe it is not probable that we will ultimately be assessed with significant countervailing duties, if any, on our Canadian-produced SC paper. Accordingly, no contingent loss was recorded in respect of this petition in our Consolidated Statement of Operations for the three months ended March 31, 2018. These cash deposits were recorded in “Other assets” in our Consolidated Balance Sheets.
Jedson Case
On March 9, 2017, Jedson Engineering, Inc. and Jedson C.M., Inc. (or the “Jedson plaintiffs”) filed a complaint against our subsidiary, Resolute FP US Inc., and other defendants in state court in Tennessee. The complaint alleged breach of contract and violation of Tennessee’s Prompt Pay Act for failure to pay for services in connection with the design and construction of our Calhoun (Tennessee) tissue project, and sought a recovery of, and enforcement of mechanic’s liens for, approximately $10 million, plus interest and cost of litigation. On April 17, 2017, we filed an answer and counterclaim alleging, among other things, breach of contract and professional negligence by the Jedson plaintiffs and seeking recovery for, among other things, resulting costs on the project. On April 4, 2017, the Jedson plaintiffs also filed a motion for an injunction under the Prompt Pay Act seeking immediate payment of monies claimed and, on April 20, 2017, a motion to abate Resolute FP US Inc.’s counterclaim, both of which we opposed and have not been heard by the court. On August 25, 2017, the Jedson plaintiffs amended their complaint. As amended, the complaint includes allegations of fraud, intentional and negligent misrepresentation, unjust enrichment, and a claim for punitive damages in an amount of up to approximately $20 million. Effective February 20, 2018, the parties entered into an agreement to submit their disputes to binding private arbitration. On February 23, 2018, the state court issued an order staying the consolidated court proceedings pending completion of the arbitration subject to limited exceptions regarding certain defined procedural matters. The Company disputes the plaintiffs’ allegations, and intends to vigorously defend the action. The lawsuit is at a preliminary stage. Accordingly, we are not presently able to determine the ultimate resolution of this matter or to reasonably estimate the potential impact on our Consolidated Financial Statements.
Modification of U.S. OPEB plan
Effective January 1, 2015, we modified our U.S. OPEB plan so that unionized participants, upon reaching Medicare eligibility, are provided Medicare coverage via a Medicare Exchange program rather than via a Company-sponsored medical plan. On March 2, 2016, a proposed class action lawsuit (Reynolds, et al v. Resolute Forest Products Inc., Resolute FP US Inc., Resolute FP US Health and Resolute Welfare Benefit Plan) was filed in the United States District Court for the Eastern District of Tennessee (or the “District Court”) on behalf of certain Medicare-eligible retirees who were previously unionized employees of our Calhoun, Catawba (South Carolina), and Coosa Pines (Alabama) mills, and their spouses and dependents (or the “proposed class”). The plaintiffs allege that the modifications described above breach the collective bargaining agreements and plan covering the members of the proposed class in the lawsuit. Plaintiffs seek reinstatement of the health care benefits as in effect before January 1, 2015, for the proposed class in the lawsuit. On May 23, 2016, the Company filed a motion to dismiss the complaint. The motion to dismiss was denied by the District Court on March 1, 2017. On June 28, 2017, a settlement agreement in principle was reached between the parties to the lawsuit. Because the settlement will resolve the claims of the proposed class, court approval of the settlement will be required. A final settlement order issued by the court would result in an amendment of our U.S. OPEB plan and a corresponding increase to both “Pension and other postretirement benefit obligations” and “Accumulated other comprehensive loss” in our Consolidated Balance Sheet, with any such increase to be recorded at the date

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

the plan amendment is adopted. We do not expect that the resulting increase would have a material impact on our Consolidated Financial Statements.
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (or “Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($11 million, based on the exchange rate in effect on March 31, 2018) for the eventual payment of those claims. The hearing in this matter is expected to occur in 2019.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($120 million, based on the exchange rate in effect on March 31, 2018), would have to be funded if we do not obtain the relief sought. The hearing in this matter is expected to occur in 2018.
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
We may be a “potentially responsible party” with respect to a hazardous waste site that is being addressed pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as Superfund). We believe we will not be liable for any significant amounts at this site.
We have recorded $8 million of environmental liabilities as of both March 31, 2018 and December 31, 2017, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We have also recorded $24 million of asset retirement obligations as of both March 31, 2018 and December 31, 2017, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Other liabilities” in our Consolidated Balance Sheets.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 11. Segment Information
We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our principal product lines: market pulp, tissue, wood products, newsprint, and specialty papers.
None of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since those items are reviewed separately by management. For the same reason, closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, as well as other discretionary charges or credits are not allocated to our segments. We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all selling, general and administrative expenses are allocated to our segments, with the exception of certain discretionary charges and credits, which we present under “corporate and other.”
Information about certain segment data for the three months ended March 31, 2018 and 2017, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue	Wood Products (2)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
First three months
2018	$257	$22	$209	$198	$188	$874	$—	$874
2017	209	20	177	226	240	872	—	872
Depreciation and amortization
First three months
2018	$7	$1	$8	$16	$12	$44	$9	$53
2017	8	1	9	16	12	46	5	51
Operating income (loss)
First three months
2018	$33	$(1)	$53	$(4)	$(7)	$74	$(26)	$48
2017	7	—	20	(4)	4	27	(36)	(9)

(1)	Inter-segment sales of $10 million and $9 million, which are transacted at cost, were excluded from market pulp sales for the three months ended March 31, 2018 and 2017, respectively.

(2)	Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $8 million and $4 million for the three months ended March 31, 2018 and 2017, respectively.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 12. Condensed Consolidating Financial Information
The following information is presented in accordance with Rule 3-10 of Regulation S-X and the public information requirements of Rule 144 promulgated pursuant to the Securities Act of 1933, as amended, in connection with Resolute Forest Products Inc.’s 2023 Notes that are fully and unconditionally guaranteed, on a joint and several basis, by all of our 100% owned material U.S. subsidiaries (or the “Guarantor Subsidiaries”). The 2023 Notes are not guaranteed by our foreign subsidiaries (or the “Non-guarantor Subsidiaries”).
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, the Balance Sheets as of March 31, 2018 and December 31, 2017, and the Statements of Cash Flows for the three months ended March 31, 2018 and 2017 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries also on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2018
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$809	$592	$(527)	$874
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	771	366	(523)	614
Depreciation and amortization	—	20	33	—	53
Distribution costs	—	39	79	(2)	116
Selling, general and administrative expenses	5	17	21	—	43
Operating (loss) income	(5)	(38)	93	(2)	48
Interest expense	(23)	(3)	(3)	16	(13)
Non-operating pension and other postretirement benefit credits	—	4	9	—	13
Other income (expense), net	—	14	(5)	(16)	(7)
Equity in income of subsidiaries	38	21	—	(59)	—
Income (loss) before income taxes	10	(2)	94	(61)	41
Income tax provision	—	—	(32)	1	(31)
Net income (loss) including noncontrolling interests	10	(2)	62	(60)	10
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Resolute Forest Products Inc.	$10	$(2)	$62	$(60)	$10
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$13	$(5)	$68	$(63)	$13

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended March 31, 2017
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$709	$550	$(387)	$872
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	678	381	(388)	671
Depreciation and amortization	—	19	32	—	51
Distribution costs	—	41	69	—	110
Selling, general and administrative expenses	9	17	16	—	42
Closure costs, impairment and other related charges	—	—	7	—	7
Operating (loss) income	(9)	(46)	45	1	(9)
Interest expense	(20)	(1)	(3)	13	(11)
Non-operating pension and other postretirement benefit credits	—	1	2	—	3
Other income, net	—	13	—	(13)	—
Equity in (loss) income of subsidiaries	(18)	1	—	17	—
(Loss) income before income taxes	(47)	(32)	44	18	(17)
Income tax provision	—	—	(29)	—	(29)
Net (loss) income including noncontrolling interests	(47)	(32)	15	18	(46)
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net (loss) income attributable to Resolute Forest Products Inc.	$(47)	$(32)	$14	$18	$(47)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(38)	$(33)	$24	$9	$(38)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2018
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$8	$5	$—	$13
Accounts receivable, net	—	315	146	—	461
Accounts receivable from affiliates	—	540	745	(1,285)	—
Inventories, net	—	246	342	(11)	577
Note, advance and interest receivable from parent	—	552	—	(552)	—
Notes and interest receivable from affiliates	—	31	—	(31)	—
Other current assets	—	9	23	—	32
Total current assets	—	1,701	1,261	(1,879)	1,083
Fixed assets, net	—	677	1,007	—	1,684
Amortizable intangible assets, net	—	13	51	—	64
Goodwill	—	81	—	—	81
Deferred income tax assets	—	1	1,019	3	1,023
Note receivable from parent	—	330	—	(330)	—
Note receivable from affiliate	—	113	—	(113)	—
Investments in consolidated subsidiaries and affiliates	3,980	2,132	—	(6,112)	—
Other assets	—	118	69	—	187
Total assets	$3,980	$5,166	$3,407	$(8,431)	$4,122
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$14	$169	$261	$—	$444
Current portion of long-term debt	—	1	—	—	1
Accounts payable to affiliates	540	790	—	(1,330)	—
Note, advance and interest payable to subsidiaries	552	—	—	(552)	—
Notes and interest payable to affiliate	—	—	31	(31)	—
Total current liabilities	1,106	960	292	(1,913)	445
Long-term debt, net of current portion	591	187	—	—	778
Note payable to subsidiary	330	—	—	(330)	—
Note payable to affiliate	—	—	113	(113)	—
Pension and other postretirement benefit obligations	—	370	828	—	1,198
Deferred income tax liabilities	—	—	19	—	19
Other liabilities	3	24	39	—	66
Total liabilities	2,030	1,541	1,291	(2,356)	2,506
Total equity	1,950	3,625	2,116	(6,075)	1,616
Total liabilities and equity	$3,980	$5,166	$3,407	$(8,431)	$4,122

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2018
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$44	$18	$—	$62
Cash flows from investing activities:
Cash invested in fixed assets	—	(8)	(17)	—	(25)
Increase in countervailing duty cash deposits on supercalendered paper	—	(5)	—	—	(5)
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	—	(14)	—	—	(14)
Increase in countervailing duty cash deposits on uncoated groundwood paper	—	(2)	—	—	(2)
Advance to parent	—	(1)	—	1	—
Cash used in investing activities	—	(30)	(17)	1	(46)
Cash flows from financing activities:
Net repayments under revolving credit facilities	—	(9)	—	—	(9)
Payments of financing and credit facility fees	(1)	—	—	—	(1)
Advance from subsidiary	1	—	—	(1)	—
Net cash used in financing activities	—	(9)	—	(1)	(10)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	—	(1)	—	(1)
Net increase in cash and cash equivalents, and restricted cash	—	5	—	—	5
Cash and cash equivalents, and restricted cash:
Beginning of period	—	3	46	—	49
End of period	$—	$8	$46	$—	$54
Cash and cash equivalents, and restricted cash at period end:
Cash and cash equivalents	$—	$8	$5	$—	$13
Restricted cash	—	—	41	—	41

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2017
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(47)	$8	$—	$(39)
Cash flows from investing activities:
Cash invested in fixed assets	—	(59)	(10)	—	(69)
Increase in countervailing duty cash deposits on supercalendered paper	—	(5)	—	—	(5)
Increase in notes receivable from affiliate	—	(7)	—	7	—
Cash used in investing activities	—	(71)	(10)	7	(74)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	—	118	—	—	118
Increase in notes payable to affiliate	—	—	7	(7)	—
Cash provided by financing activities	—	118	7	(7)	118
Net increase in cash and cash equivalents, and restricted cash	—	—	5	—	5
Cash and cash equivalents, and restricted cash:
Beginning of period	—	2	71	—	73
End of period	$—	$2	$76	$—	$78
Cash and cash equivalents, and restricted cash at period end:
Cash and cash equivalents	$—	$2	$37	$—	$39
Restricted cash	—	—	39	—	39

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION AND USE OF THIRD-PARTY DATA
Statements in this Form 10-Q that are not reported financial results or other historical information of Resolute Forest Products are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. They include, for example, statements relating to our: efforts and initiatives to reduce costs and increase revenues and profitability; business and operating outlook; future pension funding obligations; assessment of market conditions; growth strategies and prospects, and the growth potential of the Company and the industry in which we operate; liquidity; future cash flows; and strategies for achieving our goals generally. Forward-looking statements may be identified by the use of forward-looking terminology such as the words “should,” “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “attempt,” “project” and other terms with similar meaning indicating possible future events or potential impact on our business or Resolute Forest Products’ shareholders.
The reader is cautioned not to place undue reliance on these forward-looking statements, which are not guarantees of future performance. These statements are based on management’s current assumptions, beliefs and expectations, all of which involve a number of business risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause our actual future financial condition, results of operations and performance to differ materially from those expressed or implied in this Form 10-Q include, but are not limited to, the impact of: developments in non-print media, and the effectiveness of our responses to these developments; intense competition in the forest products industry; any inability to offer products certified to globally recognized forestry management and chain of custody standards; any inability to successfully implement our strategies to increase our earnings power; the possible failure to successfully integrate acquired businesses with ours or to realize the anticipated benefits of acquisitions, such as Atlas Paper Holdings, Inc. and its subsidiaries, or divestitures or other strategic transactions or projects, such as our Calhoun (Tennessee) tissue operations; uncertainty or changes in political or economic conditions in the U.S., Canada or other countries in which we sell our products; global economic conditions; the highly cyclical nature of the forest products industry; any difficulties in obtaining timber or wood fiber at favorable prices, or at all; changes in the cost of purchased energy and other raw materials; physical and financial risks associated with global, regional, and local weather conditions, and climate change; any disruption in operations or increased labor costs due to labor disputes; difficulties in our employee relations or retentions; disruptions to our supply chain, operations or the delivery of our products; cybersecurity risks; risks related to the operation and transition of legacy system applications; negative publicity, even if unjustified; currency fluctuations; any increase in the level of required contributions to our pension plans, including as a result of any increase in the amount by which they are underfunded; our ability to maintain adequate capital resources to provide for all of our substantial capital requirements; the terms of our outstanding indebtedness, which could restrict our current and future operations; losses that are not covered by insurance; any additional closure costs and long-lived asset or goodwill impairment or accelerated depreciation charges; any need to record additional valuation allowances against our recorded deferred income tax assets; our exports from one country to another country becoming or remaining subject to duties, cash deposit requirements, border taxes, quotas or other trade remedies or restrictions; countervailing or anti-dumping duties on imports to the U.S. of our paper products and substantially all of our softwood lumber produced at our Canadian mills; any failure to comply with laws or regulations generally; any additional environmental or health and safety liabilities; any violation of trade laws, export controls or other laws relating to our international sales and operations; adverse outcomes of legal proceedings or disputes in which we are involved; the actions of holders of a significant percentage of our common stock; and the potential risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission, or the “SEC”, on March 1, 2018 (the “2017 Annual Report”).
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
We report our activities in five business segments: market pulp, tissue, wood products, newsprint, and specialty papers.
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

•
Strategic perspectives - We pursue initiatives that improve our cost position, advance diversification, provide synergies or position us to expand into future growth markets. All are key to our continuing transformation: focus on wood products, pulp, and tissue operations, and keep pace with structurally-declining paper demand. To that end, we take an opportunistic approach that aligns with our strategic plan and that we believe positions us favorably for the long-term evolution of the paper and forest products industry, including bioproducts.

Our Business
For information relating to our business, including our products, strategy and recent highlights, capital management, sustainable performance and development, and power generation assets, refer to our 2017 Annual Report.
First Quarter Overview
In the first quarter of 2018, we changed our presentation of operating income in accordance with Financial Accounting Standards Board Accounting Standards Codification 2017-07, to present only the service cost component of net periodic pension cost and net periodic other postretirement benefit (or “OPEB”) cost in operating expenses (together with other employee compensation costs arising during the period). The other components of the net periodic pension cost and net periodic OPEB cost (or “Non-operating pension and OPEB costs”) are reported separately outside any subtotal of operating income. Prior period amounts have been reclassified to conform to the 2018 presentation. See Item 1. Financial Statements – Note 1. Organization and Basis of Presentation – New accounting pronouncements adopted – ASU 2017-17 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” for more information.
Three months ended March 31, 2018 vs. March 31, 2017
Our operating income was $48 million in the quarter, compared to a loss of $9 million in the first quarter of 2017. Excluding special items, we generated operating income of $55 million, compared to $10 million in the year-ago period. Special items are described below.
Our net income in the quarter was $10 million, or $0.11 per share, compared to a net loss of $47 million, or $0.52 per share, in the year-ago period. Our net income in the quarter, excluding special items, was $17 million, or $0.18 per share, compared to a net loss, excluding special items, of $30 million, or $0.33 per share, in the year-ago period.

Three Months Ended March 31, 2018	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$48	$10	$0.11
Adjustments for special items:
Foreign exchange loss	—	1	0.01
Reversal of inventory write-downs related to closures	(1)	(1)	(0.01)
Start-up costs	8	8	0.09
Non-operating pension and other postretirement benefit credits	—	(13)	(0.14)
Other expense, net	—	6	0.06
Income tax effect of special items	—	6	0.06
Adjusted for special items (1)	$55	$17	$0.18

Three Months Ended March 31, 2017	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(9)	$(47)	$(0.52)
Adjustments for special items:
Closure costs, impairment and other related charges	7	7	0.08
Inventory write-downs related to closures	4	4	0.04
Start-up costs	8	8	0.09
Non-operating pension and other postretirement benefit credits	—	(3)	(0.03)
Income tax effect of special items	—	1	0.01
Adjusted for special items (1)	$10	$(30)	$(0.33)

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under U.S. generally accepted accounting principles (or “GAAP”). We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our Consolidated Statements of Operations, adjusted for items such as closure costs, impairment and other related charges, inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income (loss), in addition to foreign exchange gains and losses, non-operating pension and OPEB costs and credits, other income (expense), net, and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended March 31,
(Unaudited, in millions, except per share amounts)	2018	2017
Sales	$874	$872
Operating income (loss) per segment:
Market pulp	33	7
Tissue	(1)	—
Wood products	53	20
Newsprint	(4)	(4)
Specialty papers	(7)	4
Segment total	74	27
Corporate and other	(26)	(36)
Operating income (loss)	48	(9)
Net income (loss) attributable to Resolute Forest Products Inc.	10	(47)
Net income (loss) per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$0.11	$(0.52)
Diluted	0.11	(0.52)
Adjusted EBITDA (1)	$108	$61

(Unaudited, in millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$13	$6
Total assets	4,122	4,147

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

	Three Months Ended March 31,
(Unaudited, in millions)	2018	2017
Net income (loss) including noncontrolling interests	$10	$(46)
Interest expense	13	11
Income tax provision	31	29
Depreciation and amortization	53	51
EBITDA	$107	$45
Foreign exchange loss	1	—
Closure costs, impairment and other related charges	—	7
(Reversal of) inventory write-downs related to closures	(1)	4
Start-up costs	8	8
Non-operating pension and other postretirement benefit credits	(13)	(3)
Other expense, net	6	—
Adjusted EBITDA	$108	$61
Three months ended March 31, 2018 vs. March 31, 2017
Operating income (loss) variance analysis
Sales
Sales increased by $2 million compared to the year-ago period, to $874 million. Including restructuring initiatives, sales volume had an unfavorable impact of $113 million, reflecting an 88,000 metric ton decrease in newsprint shipments and an 85,000 short ton (77,000 metric ton) decline in specialty papers shipments, following the permanent closure of two paper machines in Calhoun at the end of the third quarter of 2017, the permanent closure of a paper machine in Catawba (South Carolina) at the end of the second quarter of 2017, and the permanent closure of our Mokpo (South Korea) paper mill in the first quarter of 2017. Sales volumes in wood products also decreased, down 10%, partly due to shipping constraints. Pricing was up across most segments, contributing to a $114 million increase in sales. The average transaction price increased 31% for wood products, 20% for market pulp, 9% for newsprint, and 2% for specialty papers.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, were $57 million lower in the quarter. Restructuring initiatives reduced COS by $78 million, including the elimination of $22 million in fixed manufacturing costs. After removing the effects of the Canadian dollar fluctuation, the lower volume, and the effect of the restructuring initiatives, manufacturing costs increased by $18 million, reflecting:

•	higher maintenance and related labor costs ($14 million);

•	unfavorable power and steam costs ($9 million), mostly due to the unusually cold weather in the southern U.S.; and

•	unfavorable fiber costs ($5 million);
partly offset by:

•	write-downs of mill stores and other supplies incurred in the year-ago period ($4 million), primarily as a result of the permanent closure of our Mokpo paper mill;

•	lower wood chip prices ($4 million);

•	lower asset preservation costs ($3 million), primarily related to the indefinite idling of our Thorold (Ontario) paper mill and our permanently closed Fort Frances (Ontario) mill; and

•	higher contribution from our hydroelectric facilities ($2 million), as repair to a water wheel was completed in 2017.
Distribution costs
After removing the effects of the lower volume and the restructuring initiatives, distribution costs increased by $19 million in the quarter, primarily due to higher truck rates, largely stemming from higher demand and lack of rail car availability, and higher fuel surcharges.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “Corporate and Other” below.
Net income (loss) variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of $13 million in the first quarter of 2018, compared to $3 million in the year-ago period. The increase compared to the year-ago period is primarily due to higher expected return on plan assets, and lower amortization of actuarial losses for our U.S. pension plan, which became predominantly inactive at year-end in 2017, resulting in a longer amortization period.
Income taxes
We recorded an income tax provision of $31 million in the period, on income before income taxes of $41 million, compared to an expected income tax provision of $9 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects state and foreign tax rate differences ($10 million) including a $7 million income tax provision attributable to the global intangible low-taxed income (or “GILTI”) inclusion, foreign exchange items ($7 million), and a $5 million valuation allowance related to our U.S. operations where we recognize a valuation allowance against virtually all of our net deferred income tax assets.
In the first quarter of 2017, we recorded an income tax provision of $29 million, on a loss before income taxes of $17 million, compared to an expected income tax benefit of $4 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects a $26 million valuation allowance primarily related to our U.S. operations where we recognized a valuation allowance against all of our net deferred income tax assets, and a $12 million decrease to our deferred income tax assets due to the enactment, in 2017, of a lower foreign income tax rate, offset in part by state and foreign tax rate differences ($5 million).
On December 22, 2017, the Tax Cuts and Jobs Act (or “TCJA”) was enacted into law which, among other changes, reduced the U.S. federal statutory income tax rate from 35% to 21%, and introduced the GILTI regime, the base erosion anti-abuse tax, and the foreign-derived intangible income deduction. In the first quarter of 2018, the enactment of the TCJA resulted in a $7 million income tax provision attributable to the GILTI inclusion, which reduced income tax benefits on U.S. losses, with no other material impact on our results of operations. The impacts of the TCJA on our 2017 financial results remain provisional and unchanged as of March 31, 2018. See Item 1 – Financial Statements – Note 9. Income Taxes – Tax Cuts and Jobs Act for more information.

Segment Earnings
We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our principal product lines: market pulp, tissue, wood products, newsprint, and specialty papers.
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

MARKET PULP
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2018	2017
Sales	$257	$209
Operating income (1)	33	7
EBITDA (2)	40	15
(In thousands of metric tons)
Shipments	362	353
Downtime	6	11

	March 31,
(Unaudited, in thousands of metric tons)	2018	2017
Finished goods inventory	91	92

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2018	2017
Net income including noncontrolling interests	$33	$7
Depreciation and amortization	7	8
EBITDA	40	15
Industry trends

World demand for chemical pulp grew by 0.9% in the quarter compared to the year-ago period, including an increase of 2.3% in Western Europe, partly offset by a decrease of 3.7% in North America, while China remained largely unchanged. World capacity grew by 6.2% over the same period.
World demand for softwood pulp declined by 3.3% in the quarter compared to the year-ago period. This reflects decreases in shipments of 5.4%, 4.9% and 1.6% to China, North America and Western Europe, respectively. In the same period, demand for hardwood pulp was up by 4.2%, with shipments to Western Europe and China up by 5.2% and 3.2%, respectively, while North America was down by 2.6%.

Three months ended March 31, 2018 vs. March 31, 2017
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

7
5
43
(2)
(12)
(3)
(1)
(4)
1
(1)
33
Q1'17 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1'18 OPERATING INCOME

Sales
Sales were $48 million higher, or 23%, to $257 million, in the first quarter of the year. The increase in the average transaction price of $117 per metric ton reflects the higher market prices across all virgin pulp grades. Shipments were higher by 9,000 metric tons as a result of improved productivity, in part due to the timing of outages at Catawba, partly offset by lower shipments of recycled bleached kraft pulp.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $12 million after adjusting for the effects of higher volume and the Canadian dollar fluctuation, reflecting:

•	higher maintenance and related labor costs ($6 million);

•	unfavorable steam costs ($3 million), mostly due to higher natural gas prices;

•	higher chemical costs ($2 million); and

•	unfavorable fiber costs ($2 million);
partly offset by lower wood chip prices ($2 million).
Distribution costs
After removing the effect of higher volume, distribution costs increased by $4 million in the quarter, primarily as a result of higher truck rates, largely stemming from higher demand and lack of rail car availability, and higher fuel surcharges.

TISSUE
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2018	2017
Sales	$22	$20
Operating loss (1)	(1)	—
EBITDA (2)	—	1
(In thousands of short tons)
Shipments (3) (4)	15	13
Downtime	—	—

	March 31,
(Unaudited, in thousands of short tons)	2018	2017
Finished goods inventory (3)	11	8

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Tissue converted products, which are measured in cases, are converted to short tons.

(4)	The conversion ratio to short tons for tissue converted products was revised in the fourth quarter of 2017. Prior period data has been adjusted for comparative purposes.

	Three Months Ended March 31,
(Unaudited, in millions)	2018	2017
Net loss including noncontrolling interests	$(1)	$—
Depreciation and amortization	1	1
EBITDA	—	1
Industry trends

In the first quarter, total tissue consumption in the U.S. grew by 3.0% compared to the same period last year. U.S. converted tissue products shipments increased by 2.1%, largely driven by away-from-home shipments, up by 3.5%, while at-home shipments grew by 1.5%. U.S. parent roll production showed a growth of 2.0% from the year-ago period. Tissue capacity also increased by 1.9%, contributing to a 92% average industry operating rate, largely unchanged from the year-ago period.
Three months ended March 31, 2018 vs. March 31, 2017
Operating loss variance analysis

TISSUE

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

2
(2)
(1)
(1)
1
(1)
Q1'17 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1'18 OPERATING LOSS

Sales
Sales were $2 million higher, or 10%, to $22 million in the first quarter of the year, mainly attributable to an increase in shipments of parent rolls, which also led to a $63 per short ton decrease in the average transaction price.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effect of the higher volume, our manufacturing costs increased by $1 million in the quarter, mainly due to higher maintenance costs ($1 million) resulting from the timing of the annual outage.
Calhoun tissue manufacturing and converting facility
In 2017, we started our new tissue machine in Calhoun, producing our first tissue parent roll on February 28, 2017. The total project cost, as previously disclosed, is $295 million. Converted tissue products sold from Calhoun are manufactured entirely from parent rolls produced on-site. Since the end of 2017, bath tissue of equivalent quality to a through air drying product is being produced at our tissue facility. The results of our Calhoun tissue operations are expected to be recorded in our tissue segment sometime in the second quarter of 2018.

WOOD PRODUCTS
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2018	2017
Sales	$209	$177
Operating income (1)	53	20
EBITDA (2)	61	29
(In millions board feet)
Shipments (3)	455	505
Downtime	23	41

	March 31,
(Unaudited, in millions board feet)	2018	2017
Finished goods inventory (3)	140	147

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended March 31,
(Unaudited, in millions)	2018	2017
Net income including noncontrolling interests	$53	$20
Depreciation and amortization	8	9
EBITDA	61	29
Industry trends
Average U.S. housing starts were 1.3 million on a seasonally-adjusted basis in the first quarter of 2018, up by 6.5% from the same period last year. Single-family starts, which consume larger lumber volumes per start, rose by 6.0%, while multi-family starts increased by 6.9%.

Three months ended March 31, 2018 vs. March 31, 2017
Operating income variance analysis

WOOD PRODUCTS
(unaudited, in $ millions)

20
(18)
50
11
(4)
(6)
2
(2)
1
(1)
53
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'17 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1'18 OPERATING INCOME

Sales
Sales were $32 million higher, or 18%, to $209 million in the first quarter of the year. The average transaction price increased by $109 per thousand board feet, or 31%, largely due to supply constraints, low inventories, and the imposition of trade barriers in the U.S. Shipments, however, decreased by 50 million board feet, reflecting shipping constraints as a result of limited rail car availability, the consolidation of our two sawmills in Senneterre (Quebec) in the third quarter of 2017, and higher demand in the year-ago period in anticipation softwood lumber duties.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the Canadian dollar fluctuation and lower volume, manufacturing costs increased by $4 million, reflecting lower internal wood chip selling prices ($2 million), and higher fiber costs ($2 million), including higher market-based stumpage fees in the province of Quebec.

NEWSPRINT
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2018	2017
Sales	$198	$226
Operating loss (1)	(4)	(4)
EBITDA (2)	12	12
(In thousands of metric tons)
Shipments	355	443
Downtime	8	—

	March 31,
(Unaudited, in thousands of metric tons)	2018	2017
Finished goods inventory	93	107

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2018	2017
Net loss including noncontrolling interests	$(4)	$(4)
Depreciation and amortization	16	16
EBITDA	12	12
Industry trends
North American demand for newsprint declined by 10.2% in the quarter compared to the same period last year, driven by a 15.0% reduction in demand from newspaper publishers, while demand from commercial printers was up by 1.4%. Industry production was also significantly lower, down by 15.3%. Accordingly, the North American operating rate increased to 94% in the first quarter, from 92% in the year-ago period.

Global demand for newsprint was down by 10.9% in the quarter compared to the same period last year, with Asia down by 11.1%, Latin America by 10.2%, and Western Europe by 8.8%. Despite the drop, the global operating rate rose to 90%, as a result of major global capacity reductions in the second half of 2017.

Three months ended March 31, 2018 vs. March 31, 2017
Operating loss variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(4)
(33)
(12)
16
1
33
6
(8)
(4)
3
2
(5)
1
(4)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'17 OPERATING LOSS
Restructuring
Volume
Pricing
FX
Restructuring
Volume
Manufacturing costs
FX
Restructuring
Volume
Other items
Depreciation and amortization
SG&A
Q1'18 OPERATING LOSS

Sales
Newsprint sales dropped by $28 million, or 12%, to $198 million in the first quarter of the year, reflecting an 88,000 metric ton decrease in shipments, due to the lower production volumes following the paper machine closures in Calhoun at the end of the third quarter of 2017, and the permanent closure of our Mokpo paper mill in the first quarter of 2017, as well as transportation issues in North America, and the timing of export sales. Accordingly, finished goods inventory fell by 14,000 metric tons. The average transaction price increased by $48 per metric ton, or 9%, as price increases were realized in both North America and export markets.
Compared to the first quarter of 2017, our international shipments fell by 23%, and our domestic shipments by 18%. Domestic shipments represented 61% of total newsprint shipments in the quarter, up by 1% from the year-ago period.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $27 million lower in the quarter. Restructuring initiatives reduced COS by $33 million, including the elimination of $10 million in fixed manufacturing costs. After removing the effects of the Canadian dollar fluctuation, the lower volume, and the restructuring initiatives, manufacturing costs increased by $8 million compared to the same period last year, reflecting:

•	higher maintenance costs ($5 million); and

•	higher power and steam costs ($3 million), mostly due to unfavorable steam usage;
partly offset by lower wood chip prices ($2 million).
Distribution costs
After removing the effects of the lower volume and the restructuring initiatives, distribution costs increased by $5 million, primarily due to higher truck rates, largely stemming from higher demand and lack of rail car availability, and higher fuel surcharges.

SPECIALTY PAPERS
Highlights

	Three Months Ended March 31,
(Unaudited, in millions, except where otherwise stated)	2018	2017
Sales	$188	$240
Operating (loss) income (1)	(7)	4
EBITDA (2)	5	16
(In thousands of short tons)
Shipments	279	364
Downtime	3	6

	March 31,
(Unaudited, in thousands of short tons)	2018	2017
Finished goods inventory	68	100

(1)	Net (loss) income including noncontrolling interests is equal to operating (loss) income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2018	2017
Net (loss) income including noncontrolling interests	$(7)	$4
Depreciation and amortization	12	12
EBITDA	5	16
Industry trends
North American demand for uncoated mechanical papers was down by 9.1% in the first quarter of 2018 compared to the year-ago period. Lower demand for supercalendered (or “SC”) grades continued to drive this decline, decreasing by 10.4%, while the demand for standard papers was down by 5.1%. Overall North American industry production for the quarter declined by only 1.6%, but imports dropped by 35.3%, mainly for SC papers. The operating rate decreased to 90%, compared to 93% in the year-ago period.

North American coated mechanical paper demand was down by 5.3% in the first quarter compared to the year-ago period. Production, however, was down by 96,000 short tons (87,000 metric tons), or 15.4%, while imports rose by 15,000 short tons (14,000 metric tons), or 17.3%. With the North American capacity closures in 2017 and early 2018, operating rates in North America rose to 98% in the first quarter of 2018.

Three months ended March 31, 2018 vs. March 31, 2017
Operating (loss) income variance analysis

SPECIALTY PAPERS
(unaudited, in $ millions)

4
(57)
5
45
(1)
(3)
7
(7)
(7)
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1'17 OPERATING INCOME
Restructuring
Volume
Pricing
FX
Restructuring
Volume
Manufacturing costs
FX
Restructuring
Volume
Other items
Depreciation and amortization
SG&A
Q1'18 OPERATING LOSS

Sales
Specialty paper sales decreased by $52 million, or 22%, to $188 million in the first quarter of the year. Shipments were 85,000 short tons (77,000 metric tons) lower, or 23%, largely due to the permanent closure of two paper machines in Calhoun at the end of the third quarter of 2017, and one paper machine in Catawba at the end of the second quarter of 2017, partly offset by the restart of a paper machine in Alma (Quebec). Accordingly, finished goods inventory fell by 32,000 short tons (29,000 metric tons). The overall transaction price rose by $16 per short ton, reflecting price increases across most grades.
Cost of sales, excluding depreciation, amortization and distribution costs
COS were $41 million lower in the quarter. Restructuring initiatives reduced COS by $45 million, including the elimination of $12 million in fixed manufacturing costs. After removing the effects of the Canadian dollar fluctuation and the restructuring initiatives, manufacturing costs increased by $1 million in the quarter, primarily due to:

•	unfavorable power and steam costs ($3 million); and

•	higher maintenance and related labor costs ($2 million);
partly offset by:

•	higher internal hydroelectric generation ($2 million); and

•	lower wood chip prices ($2 million).
Distribution costs
After removing the effect of restructuring initiatives, distribution costs increased by $7 million, primarily due to higher truck rates.

CORPORATE AND OTHER
Highlights

	Three Months Ended March 31,
(Unaudited, in millions)	2018	2017
Cost of sales, excluding depreciation, amortization and distribution costs	$(7)	$(15)
Depreciation and amortization	(9)	(5)
Selling, general and administrative expenses	(10)	(9)
Closure costs, impairment and other related charges	—	(7)
Operating loss	$(26)	$(36)
Interest expense	(13)	(11)
Non-operating pension and other postretirement benefit credits	13	3
Other expense, net	(7)	—
Income tax provision	(31)	(29)
Net loss including noncontrolling interests	$(64)	$(73)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended March 31,
(Unaudited, in millions)	2018	2017
Net loss including noncontrolling interests	$(64)	$(73)
Interest expense	13	11
Income tax provision	31	29
Depreciation and amortization	9	5
EBITDA	$(11)	$(28)
Foreign exchange loss	1	—
Closure costs, impairment and other related charges	—	7
(Reversal of) inventory write-downs related to closures	(1)	4
Start-up costs	8	8
Non-operating pension and other postretirement benefit credits	(13)	(3)
Other expense, net	6	—
Adjusted EBITDA	$(10)	$(12)
Three months ended March 31, 2018 vs. March 31, 2017
Cost of sales, excluding depreciation, amortization and distribution costs
We incurred COS of $7 million in the first quarter of 2018, primarily comprised of start-up costs ($7 million) for the Calhoun tissue manufacturing and converting facility. This compares to COS of $15 million in the year-ago period, including:

•	start-up costs ($7 million) for the Calhoun tissue manufacturing and converting facility;

•	write-downs of mill stores and other supplies ($4 million), primarily as a result of the permanent closure of our Mokpo paper mill; and

•	asset preservation costs ($4 million), primarily related to the indefinite idling of our Thorold paper mill and our permanently closed Fort Frances mill.

Depreciation and amortization
Depreciation and amortization was $4 million higher in the first quarter of the year, mainly because of the amortization of costs associated with the Calhoun tissue manufacturing and converting facility.
Closure costs, impairment and other related charges
We recorded no closure costs, impairment and other related charges in the quarter, compared to $7 million in the year-ago period, comprised of severance and other costs related to the permanent closure of our paper mill in Mokpo.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations and our revolving credit facilities to fund our operations, make pension contributions, and finance our working capital, capital expenditures, and duty cash deposits. In addition, from time to time we may use available cash to reduce debt. As of March 31, 2018, we had cash and cash equivalents of $13 million and availability of $439 million under our revolving credit facilities.
Based on our current projections, we expect to have sufficient financial resources available to finance our business plan, make pension contributions, meet working capital and duty cash deposit requirements, and maintain an appropriate level of capital spending.
From time to time, based on market conditions, we may seek to retire, repay or refinance our outstanding indebtedness, including our 5.875% senior unsecured notes due 2023 and credit facilities, through redemptions, prepayments, open market purchases or individually negotiated transactions, as we continue to focus on reducing costs and enhancing our financial flexibility.
Flow of Funds
Summary of cash flows
A summary of cash flows for the three months ended March 31, 2018 and 2017, was as follows:

	Three Months Ended March 31,
(Unaudited, in millions)	2018	2017
Net cash provided by (used in) operating activities	$62	$(39)
Cash used in investing activities	(46)	(74)
Cash (used in) provided by financing activities	(10)	118
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1)	—
Net increase in cash and cash equivalents, and restricted cash	$5	$5
Three months ended March 31, 2018 vs. March 31, 2017
Net cash provided by (used in) operating activities
We generated $62 million of cash from operating activities in the first quarter of 2018, compared to $39 million used in the year-ago period. The increase is primarily attributable to higher profitability and a decrease in working capital. The year-ago period also included closure costs in connection with the permanent closure our paper mill in Mokpo.
Cash used in investing activities
We used $46 million of cash in investing activities in the current period, down $28 million against the year-ago period. This reflects lower cash invested in fixed assets of $44 million, mainly due to the substantial completion of the tissue manufacturing and converting facility in Calhoun in the first quarter of 2017, offset in part by countervailing and anti-dumping duty cash deposits during the quarter of $14 million on our imports of softwood lumber to the U.S. from our Canadian mills (as further discussed below).

Cash (used in) provided by financing activities
We repaid $9 million under our revolving credit facilities in the first quarter of 2018. This compares to borrowings of $118 million in the year-ago period primarily to support the completion of the tissue project.
Countervailing duty and anti-dumping investigations
Since October 15, 2015, we have been required to pay cash deposits at a subsidy rate of 17.87% for estimated countervailing duties on our U.S. imports of SC paper produced at our Canadian mills. On January 3, 2018, the U.S. Department of Commerce (or “Commerce”) announced its preliminary results in its first administrative review, whereby it determined that we received countervailable subsidies of 1.79% that benefited our Canadian production of SC paper during the relevant period (from August 3, 2015 to December 31, 2015). We are still required to continue making cash deposits at the 17.87% rate until Commerce sets a countervailing duty rate in this administrative review. Based on our current operating parameters, the cash deposits could be as high as $25 million per year. On March 21, 2018, Verso Corporation, the sole remaining U.S. SC paper petitioner, filed a request with Commerce for a changed circumstances review to revoke the countervailing duty order, retroactive to August 3, 2015, and for Commerce to refund all countervailing duty deposits with interest. On May 8, 2018, Commerce announced the initiation of a changed circumstances review to consider the possible revocation of the countervailing duty order on SC paper from Canada. Should Commerce grant Verso Corporation’s request in its entirety, we would receive a refund of all outstanding cash deposits made on our U.S. imports of SC paper produced at our Canadian mills, plus interest, and no further cash deposits would be required going forward.
We also became required to pay cash deposits for estimated countervailing duties and anti-dumping duties on our U.S. imports of softwood lumber produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. As of December 28, 2017, the rates for these estimated countervailing duties and anti-dumping duties were 14.7% and 3.2%, respectively. Based on our current operating parameters, the cash deposits could be as high as $80 million per year.
Additionally, since January 16, 2018, we have been required to make cash deposits at a subsidy rate of 4.42% for estimated countervailing duties on our U.S. imports of the uncoated groundwood (or “UGW”) paper produced at our Canadian mills. Based on the 4.42% rate and our current operating parameters, the cash deposits could be as high as $20 million per year. On March 13, 2018, Commerce announced its preliminary determinations in the anti-dumping investigation, whereby it determined that we did not sell Canadian-origin UGW paper exported to the U.S. below market value during the relevant period (from July 1, 2016 to June 30, 2017). As a result, we are not required to pay cash deposits to the U.S. Customs and Border Protection agency for estimated anti-dumping duties. If as a result of an affirmative material injury determination by the U.S. International Trade Commission, Commerce were to impose an anti-dumping duty order subjecting us to an anti-dumping duty deposit requirement on any of our affected UGW paper U.S. imports, we would then be required to make cash deposits at the rate set in the order until Commerce sets an anti-dumping duty rate in a subsequent administrative review.
See Item 1. Financial Statements – Note 10. Commitments and Contingencies – Legal matters – Countervailing duty and anti-dumping investigations on uncoated groundwood paper; Countervailing duty and anti-dumping investigations on softwood lumber; and Countervailing duty investigation on SC paper for more information.

RESOLUTE FOREST PRODUCTS INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2017 Annual Report. There have been no material changes in our exposure to market risk as previously disclosed in our 2017 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of March 31, 2018. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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
In addition to the legal proceedings presented under Part I, Item 3, “Legal Proceedings,” in our 2017 Annual Report, see the description of our material pending legal proceedings in Note 10, “Commitments and Contingencies – Legal matters,” to our Consolidated Financial Statements, which is incorporated in this “Item 1 – Legal Proceedings” by reference.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors” in our 2017 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors previously disclosed in our 2017 Annual Report.

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
Date: May 10, 2018