Form 10-Q
period 2018-09-30
Resolute Forest Products Inc.
filed 2018-11-09
CIK 1393066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐    No ☑
As of October 31, 2018, there were 90,344,530 shares of Resolute Forest Products Inc. common stock, $0.001 par value, outstanding.

RESOLUTE FOREST PRODUCTS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$974	$885	$2,824	$2,615
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	628	628	1,881	1,945
Depreciation and amortization	54	52	161	153
Distribution costs	117	110	356	328
Selling, general and administrative expenses	40	43	125	122
Closure costs, impairment and other related charges	—	8	1	80
Net gain on disposition of assets	—	(2)	(4)	(2)
Operating income (loss)	135	46	304	(11)
Interest expense	(12)	(13)	(36)	(36)
Non-operating pension and other postretirement benefit credits	13	2	38	6
Other income, net	14	6	4	11
Income (loss) before income taxes	150	41	310	(30)
Income tax provision	(33)	(15)	(111)	(63)
Net income (loss) including noncontrolling interests	117	26	199	(93)
Net income attributable to noncontrolling interests	—	(2)	—	(4)
Net income (loss) attributable to Resolute Forest Products Inc.	$117	$24	$199	$(97)
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$1.28	$0.27	$2.18	$(1.07)
Diluted	1.25	0.26	2.14	(1.07)
Weighted-average number of Resolute Forest Products Inc. common shares outstanding:
Basic	91.3	90.5	91.3	90.4
Diluted	93.4	91.6	93.2	90.4
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) including noncontrolling interests	$117	$26	$199	$(93)
Other comprehensive (loss) income:
Unamortized prior service credits
Change in unamortized prior service credits	(9)	(5)	(17)	(12)
Income tax provision	—	—	—	—
Change in unamortized prior service credits, net of tax	(9)	(5)	(17)	(12)
Unamortized actuarial losses
Change in unamortized actuarial losses	11	(2)	29	25
Income tax provision	(2)	(3)	(6)	(8)
Change in unamortized actuarial losses, net of tax	9	(5)	23	17
Foreign currency translation	—	1	—	1
Other comprehensive (loss) income, net of tax	—	(9)	6	6
Comprehensive income (loss) including noncontrolling interests	117	17	205	(87)
Comprehensive income attributable to noncontrolling interests	—	(2)	—	(4)
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$117	$15	$205	$(91)
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amount)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$72	$6
Accounts receivable, net:
Trade	368	399
Other	109	80
Inventories, net	511	526
Assets held for sale	242	—
Other current assets	45	33
Total current assets	1,347	1,044
Fixed assets, less accumulated depreciation of $1,452 and $1,614 as of September 30, 2018 and December 31, 2017, respectively	1,545	1,716
Amortizable intangible assets, less accumulated amortization of $24 and $21 as of September 30, 2018 and December 31, 2017, respectively	62	65
Goodwill	81	81
Deferred income tax assets	924	1,076
Other assets	186	165
Total assets	$4,145	$4,147
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$447	$420
Current portion of long-term debt	1	1
Liabilities associated with assets held for sale	79	—
Total current liabilities	527	421
Long-term debt, net of current portion	644	788
Pension and other postretirement benefit obligations	1,090	1,257
Deferred income tax liabilities	1	13
Other liabilities	73	68
Total liabilities	2,335	2,547
Commitments and contingencies
Equity:
Resolute Forest Products Inc. shareholders’ equity:
Common stock, $0.001 par value. 118.3 shares issued and 90.3 shares outstanding as of September 30, 2018; 118.2 shares issued and 90.2 shares outstanding as of December 31, 2017	—	—
Additional paid-in capital	3,798	3,793
Deficit	(1,095)	(1,294)
Accumulated other comprehensive loss	(774)	(780)
Treasury stock at cost, 28.0 shares as of September 30, 2018 and December 31, 2017	(120)	(120)
Total Resolute Forest Products Inc. shareholders’ equity	1,809	1,599
Noncontrolling interests	1	1
Total equity	1,810	1,600
Total liabilities and equity	$4,145	$4,147
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions)

	Nine Months Ended September 30, 2018
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance as of December 31, 2017	$—	$3,793	$(1,294)	$(780)	$(120)	$1	$1,600
Share-based compensation costs for equity-classified awards	—	5	—	—	—	—	5
Net income	—	—	199	—	—	—	199
Stock unit awards vested (0.1 shares), net of shares forfeited for employee withholding taxes	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	6	—	—	6
Balance as of September 30, 2018	$—	$3,798	$(1,095)	$(774)	$(120)	$1	$1,810

	Nine Months Ended September 30, 2017
	Resolute Forest Products Inc. Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
Balance as of December 31, 2016	$—	$3,775	$(1,207)	$(755)	$(120)	$18	$1,711
Share-based compensation costs for equity-classified awards	—	8	—	—	—	—	8
Net (loss) income	—	—	(97)	—	—	4	(93)
Cumulative-effect adjustment upon deferred tax charge elimination (Note 10)	—	—	(3)	—	—	—	(3)
Other comprehensive income, net of tax	—	—	—	6	—	—	6
Balance as of September 30, 2017	$—	$3,783	$(1,307)	$(749)	$(120)	$22	$1,629
See accompanying notes to unaudited interim Consolidated Financial Statements.

RESOLUTE FOREST PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$199	$(93)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Share-based compensation	6	8
Depreciation and amortization	161	153
Closure costs, impairment and other related charges	—	66
(Reversal of) inventory write-downs related to closures	(1)	24
Deferred income taxes	106	60
Net pension contributions and other postretirement benefit payments	(112)	(92)
Net gain on disposition of assets	(4)	(2)
Loss (gain) on translation of foreign currency denominated deferred income taxes	28	(80)
(Gain) loss on translation of foreign currency denominated pension and other postretirement benefit obligations	(23)	65
Net planned major maintenance payments	(7)	(6)
Changes in working capital:
Accounts receivable	(6)	(6)
Inventories	(53)	(6)
Other current assets	(13)	(8)
Accounts payable and accrued liabilities	61	12
Other, net	9	4
Net cash provided by operating activities	351	99
Cash flows from investing activities:
Cash invested in fixed assets	(94)	(136)
Disposition of assets	2	3
Decrease (increase) in countervailing duty cash deposits on supercalendered paper, net	13	(17)
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	(62)	(18)
Increase in countervailing duty cash deposits on uncoated groundwood paper	(6)	—
Net cash used in investing activities	(147)	(168)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facilities	(144)	70
Payments of debt	—	(1)
Payments of financing and credit facility fees	(1)	—
Net cash (used in) provided by financing activities	(145)	69
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1)	6
Net increase in cash and cash equivalents, and restricted cash	58	6
Cash and cash equivalents, and restricted cash:
Beginning of period	49	73
End of period	$107	$79
Cash and cash equivalents, and restricted cash at period end:
Cash and cash equivalents	$72	$38
Restricted cash (included in “Other current assets” and “Other assets”)	35	41
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
Financial statements
Our interim consolidated financial statements and related notes (or the “Consolidated Financial Statements”) are unaudited and have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (or the “SEC”) for interim reporting. Under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles may be condensed or omitted. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the unaudited interim Consolidated Financial Statements have been made. All amounts are expressed in U.S. dollars, unless otherwise indicated. The results for the interim period ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year. These unaudited interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018. Certain prior period amounts in our footnotes have been reclassified to conform to the 2018 presentation.
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

The effect of this ASU on our Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017, was as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(Unaudited, in millions)	Before Accounting Standards Update	Effect of Change	As Reported	As Previously Reported	Effect of Change	As Adjusted
Cost of sales, excluding depreciation, amortization and distribution costs	$615	$13	$628	$624	$4	$628
Closure costs, impairment and other related charges	—	—	—	10	(2)	8
Operating income	148	(13)	135	48	(2)	46
Non-operating pension and other postretirement benefit credits	—	13	13	—	2	2
The effect of this ASU on our Consolidated Statements of Operations for the nine months ended September 30, 2018 and 2017, was as follows:

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(Unaudited, in millions)	Before Accounting Standards Update	Effect of Change	As Reported	As Previously Reported	Effect of Change	As Adjusted
Cost of sales, excluding depreciation, amortization and distribution costs	$1,842	$39	$1,881	$1,936	$9	$1,945
Selling, general and administrative expenses	126	(1)	125	123	(1)	122
Closure costs, impairment and other related charges	1	—	1	82	(2)	80
Operating income (loss)	342	(38)	304	(5)	(6)	(11)
Non-operating pension and other postretirement benefit credits	—	38	38	—	6	6
Accounting pronouncements not yet adopted
ASU 2016-02 “Leases”
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

ASU 2018-14 “Changes to the Disclosure Requirements for Defined Benefit Plans”
In August 2018, the FASB issued ASU 2018-14, “Changes to the Disclosure Requirements for Defined Benefit Plans,” which intends to add, remove, and clarify disclosure requirements related to defined benefit pension and OPEB plans. This update is effective for fiscal years ending after December 15, 2020, with early adoption permitted. We are still evaluating the impact of this standard on our consolidated financial statements.
ASU 2018-15 “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual reporting period. We are still evaluating the impact of this standard on our consolidated financial statements.
Note 2. Closure Costs, Impairment and Other Related Charges

Closure costs, impairment and other related charges were $1 million for the nine months ended September 30, 2018, and were comprised of the following for the three and nine months ended September 30, 2017:

(Unaudited, in millions)	Impairment of Assets	Accelerated Depreciation	Severance and Other Costs	Total
Pulp mill at Coosa Pines (Alabama) (1)
Third quarter	$—	$—	$—	$—
First nine months	55	—	—	55
Permanent closures
Paper machine at Catawba (South Carolina)
Third quarter	—	—	—	—
First nine months	5	—	4	9
Paper machines at Calhoun (Tennessee)
Third quarter	—	6	2	8
First nine months	—	6	2	8
Paper mill at Mokpo (South Korea)
Third quarter	—	—	—	—
First nine months	—	—	7	7
Other
Third quarter	—	—	—	—
First nine months	—	—	1	1
Total
Third quarter	$—	$6	$2	$8
First nine months	60	6	14	80
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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 3. Accumulated Other Comprehensive Loss
The change in our accumulated other comprehensive loss by component (net of tax) for the nine months ended September 30, 2018, was as follows:

(Unaudited, in millions)	Unamortized Prior Service Credits	Unamortized Actuarial Losses	Foreign Currency Translation	Total
Balance as of December 31, 2017	$52	$(826)	$(6)	$(780)
Other comprehensive (loss) income before reclassifications	(5)	2	—	(3)
Amounts reclassified from accumulated other comprehensive loss (1)	(12)	21	—	9
Net current period other comprehensive (loss) income	(17)	23	—	6
Balance as of September 30, 2018	$35	$(803)	$(6)	$(774)

(1)	See the table below for details about these reclassifications.
The reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2018, were comprised of the following:

(Unaudited, in millions)	Amounts Reclassified From Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Statements of Operations
Unamortized Prior Service Credits
Amortization of prior service credits	$(12)	Non-operating pension and other postretirement benefit credits (1)
	—	Income tax provision
	$(12)	Net of tax
Unamortized Actuarial Losses
Amortization of actuarial losses	$26	Non-operating pension and other postretirement benefit credits (1)
Settlement loss	1	Non-operating pension and other postretirement benefit credits (1)
	(6)	Income tax provision
	$21	Net of tax
Total Reclassifications	$9	Net of tax

(1)	These items are included in the computation of net periodic benefit cost related to our pension and OPEB plans summarized in Note 9, “Employee Benefit Plans.”

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 4. Net Income (Loss) Per Share
The reconciliation of the basic and diluted net income (loss) per share for the three and nine months ended September 30, 2018 and 2017, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except per share amounts)	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Resolute Forest Products Inc.	$117	$24	$199	$(97)
Denominator:
Basic weighted-average number of Resolute Forest Products Inc. common shares outstanding	91.3	90.5	91.3	90.4
Dilutive impact of nonvested stock unit awards	2.1	1.1	1.9	—
Diluted weighted-average number of Resolute Forest Products Inc. common shares outstanding	93.4	91.6	93.2	90.4
Net income (loss) per share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$1.28	$0.27	$2.18	$(1.07)
Diluted	1.25	0.26	2.14	(1.07)
The weighted-average number of outstanding stock options and nonvested equity-classified restricted stock units, deferred stock units and performance stock units (collectively, “stock unit awards”) that were excluded from the calculation of diluted net income (loss) per share, as their impact would have been antidilutive, for the three and nine months ended September 30, 2018 and 2017, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2018	2017	2018	2017
Stock options	0.9	1.4	1.3	1.4
Stock unit awards	—	—	—	4.3
Note 5. Inventories, Net
Inventories, net as of September 30, 2018 and December 31, 2017, were comprised of the following:

(Unaudited, in millions)	September 30, 2018	December 31, 2017
Raw materials	$99	$108
Work in process	39	38
Finished goods	190	175
Mill stores and other supplies	183	205
	$511	$526
During the three months ended September 30, 2017, we recorded charges for write-downs of mill stores and other supplies of $11 million, primarily related to the permanent closure of two paper machines at Calhoun. During the nine months ended September 30, 2017, we also recorded charges of $13 million for write-downs of mill stores and other supplies primarily related to the permanent closures of a paper machine at our Catawba paper mill and our Mokpo paper mill. These charges were included in “Cost of sales, excluding depreciation, amortization and distribution costs” in our Consolidated Statements of Operations.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 6. Assets Held for Sale, Net
As of September 30, 2018, we held for sale our recycled bleached kraft (or “RBK”) pulp mill at Fairmont (West Virginia) and our paper and pulp mill at Catawba.
On August 29, 2018, we entered into a definitive asset purchase agreement to sell our RBK pulp mill at Fairmont. The sale closed on November 1, 2018, for total cash consideration of $62 million, subject to final working capital adjustments, resulting in a net gain on disposition of assets of approximately $40 million, which will be recorded in the fourth quarter of 2018.
On October 2, 2018, we entered into a definitive asset purchase agreement to sell our paper and pulp mill at Catawba for total consideration of approximately $300 million, consisting of $260 million in cash, and the assumption of $40 million of liabilities, largely net pension benefit obligations, subject to customary closing adjustments.
Assets held for sale, net as of September 30, 2018 and December 31, 2017, were comprised of the following:

(Unaudited, in millions)	September 30, 2018	December 31, 2017
Assets held for sale:
Accounts receivable, net	$45	$—
Inventories, net	70	—
Other current assets	5	—
Fixed assets, net	121	—
Other assets	1	—
Total assets held for sale	242	—
Liabilities associated with assets held for sale:
Accounts payable and accrued liabilities	40	—
Pension and other postretirement benefit obligations	34	—
Other liabilities	5	—
Total liabilities associated with assets held for sale	79	—
	$163	$—
Note 7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of September 30, 2018 and December 31, 2017, were comprised of the following:

(Unaudited, in millions)	September 30, 2018	December 31, 2017
Trade accounts payable	$331	$306
Payroll, bonuses and severance payable	55	55
Accrued interest	14	5
Pension and other postretirement benefit obligations	18	18
Income and other taxes payable	10	10
Environmental liabilities	2	2
Other	17	24
	$447	$420

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 8. Long-Term Debt
Overview
Long-term debt, including current portion, as of September 30, 2018 and December 31, 2017, was comprised of the following:

(Unaudited, in millions)	September 30, 2018	December 31, 2017
5.875% senior unsecured notes due 2023:
Principal amount	$600	$600
Deferred financing costs	(5)	(5)
Unamortized discount	(3)	(3)
Total senior unsecured notes due 2023	592	592
Term loan due 2025	46	46
Borrowings under revolving credit facilities	—	144
Capital lease obligation	7	7
Total debt	645	789
Less: Current portion of long-term debt	(1)	(1)
Long-term debt, net of current portion	$644	$788
2023 Notes
We issued $600 million in aggregate principal amount of 5.875% senior unsecured notes due 2023 (or the “2023 Notes”) on May 8, 2013. Upon their issuance, the notes were recorded at their fair value of $594 million, which reflected a discount of $6 million that is being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes, resulting in an effective interest rate of 6%. Interest on the notes is payable semi-annually on May 15 and November 15, until their maturity date of May 15, 2023. In connection with the issuance of the notes, we incurred financing costs of approximately $9 million, which were deferred and recorded as a reduction of the notes. These deferred financing costs are being amortized to “Interest expense” in our Consolidated Statements of Operations using the interest method over the term of the notes. The fair value of the 2023 Notes (Level 1) was $615 million and $622 million as of September 30, 2018 and December 31, 2017, respectively.
Senior Secured Credit Facility
On September 7, 2016, we entered into a senior secured credit facility (or the “Senior Secured Credit Facility”) for up to $185 million. The Senior Secured Credit Facility provides a term loan of $46 million with a maturity date of September 7, 2025 (the “Term Loan”), and a revolving credit facility of up to $139 million with a maturity date of September 7, 2022 (the “Revolving Credit Facility”). As of September 30, 2018, we had $139 million of availability under the Revolving Credit Facility. The fair values of the Term Loan and Revolving Credit Facility (Level 2) approximated their carrying values as of both September 30, 2018 and December 31, 2017.
ABL Credit Facility
On May 22, 2015, we entered into a senior secured asset-based revolving credit facility (the “ABL Credit Facility”), with an aggregate lender commitment of up to $600 million at any time outstanding, subject to borrowing base availability based on specified advance rates, eligibility criteria and customary reserves. The ABL Credit Facility will mature on May 22, 2020. As of September 30, 2018, we had $443 million of availability under the ABL Credit Facility, net of $53 million of ordinary course letters of credit outstanding. The fair value of the ABL Credit Facility (Level 2) approximated its carrying value as of both September 30, 2018 and December 31, 2017.
Capital lease obligation
We have a capital lease obligation for a warehouse with a maturity date of December 1, 2027, which can be renewed for 20 years at our option. Minimum monthly payments are determined by an escalatory price clause.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 9. Employee Benefit Plans
Pension and other postretirement benefit plans
The components of net periodic benefit cost relating to our pension and OPEB plans for the three and nine months ended September 30, 2018 and 2017, were as follows:
Pension Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2018	2017	2018	2017
Interest cost	$46	$51	$142	$149
Expected return on plan assets	(65)	(66)	(199)	(190)
Amortization of actuarial losses	9	14	29	42
Amortization of prior service credits	—	—	(1)	—
Non-operating pension (credits) costs	(10)	(1)	(29)	1
Service cost	5	6	14	15
Net periodic benefit (credits) costs before special events	(5)	5	(15)	16
Curtailment, settlement and other losses	—	3	1	4
	$(5)	$8	$(14)	$20
OPEB Plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2018	2017	2018	2017
Interest cost	$1	$2	$4	$5
Amortization of actuarial gains	—	(1)	(3)	(4)
Amortization of prior service credits	(4)	(4)	(11)	(11)
Non-operating other postretirement benefit credits	(3)	(3)	(10)	(10)
Service cost	—	—	1	1
Net periodic benefit credits before special events	(3)	(3)	(9)	(9)
Curtailment gain	—	(1)	—	(1)
	$(3)	$(4)	$(9)	$(10)
Defined contribution plans
Our expense for the defined contribution plans totaled $5 million for both the three months ended September 30, 2018 and 2017, and $15 million and $16 million for the nine months ended September 30, 2018 and 2017, respectively.
Note 10. Income Taxes
Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (or the “TCJA”) was enacted into law which, among other changes, reduced the U.S. federal statutory income tax rate from 35% to 21%, and introduced the global intangible low-taxed income (or “GILTI”) regime, the base erosion anti-abuse tax, and the foreign-derived intangible income deduction.
During the three and nine months ended September 30, 2018, the enactment of the TCJA resulted in an income tax provision attributable to the GILTI inclusion of $28 million and $53 million, respectively, before valuation allowance, with no other impact on our results of operations. After having evaluated the impact of the TCJA on the reinvestment of foreign earnings, we have maintained the position that such earnings continue to be permanently reinvested. Accordingly, no provision was recorded for undistributed foreign earnings.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

The impacts of the TCJA on our 2017 financial results remain provisional and unchanged as of September 30, 2018. We have yet to adopt an accounting policy for the treatment of GILTI, and accordingly, no deferred tax amounts have been recorded.
The final impact of the TCJA may differ due to, among other things, changes in interpretations, the issuance of additional legislative guidance and clarification, and actions we may take as a result of the TCJA. We will recognize any adjustments to our provisional estimates in the reporting period they are determined, up to a period not to exceed one year from the date of enactment.
Effective income tax rate reconciliation
The income tax provision attributable to income (loss) before income taxes differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the three and nine months ended September 30, 2018 and 2017, as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2018	2017	2018	2017
Income (loss) before income taxes	$150	$41	$310	$(30)
Income tax provision:
Expected income tax (provision) benefit	(31)	(9)	(65)	6
Changes resulting from:
U.S. federal tax rate change reconciliation	—	(5)	—	5
Valuation allowance (1)	32	(19)	40	(94)
Enactment of change in foreign tax rate	—	—	—	(12)
Foreign exchange	2	8	(12)	9
State income taxes, net of federal income tax benefit	(1)	1	1	7
Foreign tax rate differences (2)	(35)	7	(72)	15
Other, net	—	2	(3)	1
	$(33)	$(15)	$(111)	$(63)

(1)
Relates to our U.S. operations for the three and nine months ended September 30, 2018, and the three months ended September 30, 2017, and primarily to our U.S. operations for the nine months ended September 30, 2017.

(2)
Includes an income tax provision attributable to the GILTI inclusion of $28 million and $53 million, before valuation allowance, for the three months and nine months ended September 30, 2018, respectively.

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
Note 11. Commitments and Contingencies
Legal matters
We become involved in various legal proceedings and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, financial reporting and disclosure obligations, corporate governance, antitrust, First Nations claims, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, we regularly assess the status of the matters and establish provisions (including legal costs expected to be incurred) when we believe an adverse outcome is probable, and the amount can be reasonably estimated. Except as described below and for claims that cannot be

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

assessed due to their preliminary nature, we believe that the ultimate disposition of these matters outstanding or pending as of September 30, 2018, will not have a material adverse effect on our Consolidated Financial Statements.
Countervailing duty and anti-dumping investigations on uncoated groundwood paper
On August 9, 2017, countervailing duty and anti-dumping petitions were filed with the U.S. Department of Commerce (or “Commerce”) and the U.S. International Trade Commission (or “ITC”) by a U.S. uncoated groundwood (or “UGW”) paper producer requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin UGW paper exported to the U.S. One of our subsidiaries was identified in the petitions as being a Canadian exporting producer of UGW paper to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in both the countervailing duty and anti-dumping investigations.
On January 9, 2018, Commerce announced its preliminary determination in its countervailing duty investigation on Canadian-origin UGW paper exported to the U.S. As a result, beginning January 16, 2018, we were required to pay cash deposits to the U.S. Customs and Border Protection agency (or “U.S. Customs”) at a rate of 4.42% of the custom’s value for estimated countervailing duties on our U.S. imports of the UGW paper produced at our Canadian mills, with the exception of supercalendered (or “SC”) paper, which was subject to distinct countervailing duties, as further discussed below. The preliminary rate remained in effect until May 15, 2018. On March 13, 2018, Commerce also announced its preliminary determination in the anti-dumping investigation, whereby it determined that we did not sell Canadian-origin UGW paper exported to the U.S. for less than fair market value during the relevant period (from July 1, 2016 to June 30, 2017).
On August 29, 2018, the ITC determined that the U.S. UGW paper producer was not materially injured nor threatened with material injury by U.S. imports of Canadian-origin UGW paper, and that no countervailing duty or anti-dumping orders will be issued. As a result, we will receive a refund of all cash deposits made on our U.S. imports of UGW paper produced at our Canadian mills, plus interest, and no further cash deposits are required going forward. Through September 30, 2018, cash deposits to be refunded totaled $6 million. These cash deposits were recorded in “Accounts receivable, net – Other” in our Consolidated Balance Sheets.
Countervailing duty and anti-dumping investigations on softwood lumber
On November 25, 2016, countervailing duty and anti-dumping petitions were filed with Commerce and the ITC by certain U.S. softwood lumber producers and forest landowners, requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin softwood lumber exported to the U.S. One of our subsidiaries was identified in the petitions as being a Canadian exporting producer of softwood lumber to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in both the countervailing duty and anti-dumping investigations.
On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation and, as a result, after April 28, 2017, we were required to pay cash deposits to the U.S. Customs at a rate of 12.82% for estimated countervailing duties on our U.S. imports of softwood lumber produced at our Canadian sawmills. The preliminary rate remained in effect until August 26, 2017. Commerce changed the rate in its final affirmative determination on November 2, 2017, but the new rate did not take effect until December 28, 2017, following the ITC’s final affirmative determination and the publication by Commerce of a countervailing duty order. Since that date, we have been required to resume paying cash deposits to the U.S. Customs at a rate of 14.7% for our softwood lumber U.S. imports from our Canadian sawmills. This rate will continue until Commerce sets a duty rate in an administrative review, or a new rate may be set through a remand determination should a North American Free Trade Agreement binational panel on appeal remand the final determination to Commerce. Through September 30, 2018, our cash deposits totaled $67 million and, based on the 14.7% rate and our current operating parameters, could be as high as $65 million per year.
On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation and, as a result, after June 30, 2017, we were required to pay cash deposits to the U.S. Customs at a rate of 4.59% for estimated anti-dumping duties on our U.S. imports of softwood lumber produced at our Canadian sawmills. On November 2, 2017, Commerce announced its final affirmative determination in the anti-dumping investigation and, as a result, since November 8, 2017, we have been required to pay cash deposits to the U.S. Customs, at a rate of 3.2% for our softwood lumber U.S. imports from our Canadian sawmills. This rate that will apply until Commerce sets a duty rate in an administrative review, or in a possible remand determination. Through September 30, 2018, our cash deposits totaled $21 million and, based on the 3.2% rate and our current operating parameters, could be as high as $15 million per year.

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

We are not presently able to determine the ultimate resolution of these matters, but we believe it is not probable that we will ultimately be assessed with significant duties, if any, on our U.S. imports of Canadian-produced softwood lumber. Accordingly, no contingent loss was recorded in respect of these petitions in our Consolidated Statement of Operations for the nine months ended September 30, 2018, and our cash deposits were recorded in “Other assets” in our Consolidated Balance Sheets.
Countervailing duty investigation on supercalendered paper
On February 26, 2015, a countervailing duty petition was filed with Commerce and the ITC by certain U.S. SC paper producers requesting that the U.S. government impose countervailing duties on Canadian-origin SC paper exported to the U.S. market. One of our subsidiaries was identified in the petition as being a Canadian exporting producer of SC paper to the U.S. and was selected as a mandatory respondent to be investigated by Commerce. As a result of that investigation, after August 3, 2015, we were required to pay cash deposits to the U.S. Customs for estimated countervailing duties on our U.S. imports of SC paper produced at our Canadian mills. Between August 3, 2015 and October 15, 2015, we were required to make cash deposits at a rate of 2.04%. On October 15, 2015, that rate increased to 17.87%, 17.10% of which was not based on any countervailable subsidy we received, but rather on a punitive application of “adverse facts available.”
On March 21, 2018, Verso Corporation, the sole remaining U.S. SC paper petitioner, filed a request with Commerce for a changed circumstances review to revoke the countervailing duty order, retroactive to August 3, 2015, and for Commerce to refund all countervailing duty deposits with interest. On May 8, 2018, Commerce announced the initiation of a changed circumstances review, and on July 6, 2018, Commerce signed the revocation order. As a result, we will receive a refund of all cash deposits made on our U.S. imports of SC paper produced at our Canadian mills, plus interest, and no further cash deposits are required going forward. In addition, this resulted in the termination of all pending administrative reviews.
Through September 30, 2018, cash deposits of $25 million were refunded. Remaining cash deposits to be refunded of $36 million, plus interest, were recorded in “Accounts receivable, net – Other” in our Consolidated Balance Sheets as of September 30, 2018.
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
Modification of U.S. OPEB plan
Effective January 1, 2015, we modified our U.S. OPEB plan so that unionized participants, upon reaching Medicare eligibility, are provided Medicare coverage via a Medicare Exchange program rather than via a Company-sponsored medical plan. On March 2, 2016, a proposed class action lawsuit (Reynolds, et al v. Resolute Forest Products Inc., Resolute FP US Inc., Resolute FP US Health and Resolute Welfare Benefit Plan) was filed in the United States District Court for the Eastern District of Tennessee (or the “District Court”) on behalf of certain Medicare-eligible retirees who were previously unionized employees of our Calhoun, Catawba, and Coosa Pines mills, and their spouses and dependents (or the “proposed class”). The plaintiffs alleged that the modifications described above breached the collective bargaining agreements and plan covering the members of the proposed class in the lawsuit. Plaintiffs sought reinstatement of the health care benefits as in effect before January 1, 2015, for the proposed class in the lawsuit. On May 23, 2016, the Company filed a motion to dismiss the complaint. The motion to dismiss was denied by the District Court on March 1, 2017. On June 28, 2017, a settlement agreement in principle was reached

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

between the parties to the lawsuit subject to court approval. On June 5, 2018, the District Court issued an order providing for preliminary approval of the settlement. On August 3, 2018, a final order approving the class action settlement and dismissing the case was entered, resulting in an amendment of our U.S. OPEB plan and a corresponding increase of $3 million to both “Pension and other postretirement benefit obligations” and “Accumulated other comprehensive loss” was recorded in our Consolidated Balance Sheet in the third quarter of 2018.
Fibrek acquisition
Effective July 31, 2012, we completed the final step of the transaction pursuant to which we acquired the remaining 25.4% of the outstanding Fibrek Inc. (or “Fibrek”) shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order of the Quebec Superior Court in Canada approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised (or purported to exercise) rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. No consideration has to date been paid to the former Fibrek shareholders who exercised (or purported to exercise) rights of dissent. Any such consideration will only be paid out upon settlement or judicial determination of the fair value of their claims and will be paid entirely in cash. Accordingly, we cannot presently determine the amount that ultimately will be paid to former holders of Fibrek shares in connection with the proceedings, but we have accrued approximately Cdn $14 million ($11 million, based on the exchange rate in effect on September 30, 2018) for the eventual payment of those claims. The hearing in this matter is expected to occur in 2019.
Partial wind-ups of pension plans
On June 12, 2012, we filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. We contend, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of our emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to Cdn $150 million ($115 million, based on the exchange rate in effect on September 30, 2018), would have to be funded if we do not obtain the relief sought. The hearing in this matter is expected to occur in 2019.
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
We have environmental liabilities of $8 million recorded as of both September 30, 2018 and December 31, 2017, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time. These liabilities are included in “Accounts payable and accrued liabilities” or “Other liabilities” in our Consolidated Balance Sheets.
We have also asset retirement obligations of $23 million and $24 million recorded as of September 30, 2018 and December 31, 2017, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets. These liabilities are included in “Other liabilities” in our Consolidated Balance Sheets.

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
Information about certain segment data for the three and nine months ended September 30, 2018 and 2017, was as follows:

(Unaudited, in millions)	Market Pulp (1)	Tissue (2)	Wood Products (3)	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
Sales
Third quarter
2018	$288	$38	$203	$232	$213	$974	$—	$974
2017	227	21	219	199	219	885	—	885
First nine months
2018	809	95	666	660	594	2,824	—	2,824
2017	649	61	593	626	686	2,615	—	2,615
Depreciation and amortization
Third quarter
2018	$7	$5	$8	$16	$12	$48	$6	$54
2017	8	2	9	16	11	46	6	52
First nine months
2018	22	11	23	49	36	141	20	161
2017	24	4	25	49	34	136	17	153
Operating income (loss) (4)
Third quarter
2018	$57	$(10)	$45	$32	$26	$150	$(15)	$135
2017	19	(3)	64	(6)	7	81	(35)	46
First nine months
2018	131	(21)	177	46	23	356	(52)	304
2017	42	(4)	129	(17)	4	154	(165)	(11)

(1)
Inter-segment sales of $10 million and $9 million for the three months ended September 30, 2018 and 2017, respectively, and $29 million and $28 million for the nine months ended September 30, 2018 and 2017, respectively, which are transacted at cost, were excluded from market pulp sales.

(2)	The operating results of our Calhoun tissue operations, previously recorded under “corporate and other,” have been recorded in our tissue segment since April 1, 2018.

(3)
Wood products sales to our joint ventures, which are transacted at arm’s length negotiated prices, were $7 million and $6 million for the three months ended September 30, 2018 and 2017, respectively, and $23 million and $16 million for the nine months ended September 30, 2018 and 2017, respectively.

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
The following condensed consolidating financial information sets forth the Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, the Balance Sheets as of September 30, 2018 and December 31, 2017, and the Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 for the Parent, the Guarantor Subsidiaries on a combined basis, and the Non-guarantor Subsidiaries also on a combined basis. The condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries and Non-guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-guarantor Subsidiaries, using the equity method of accounting. The principal consolidating adjustments are entries to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2018
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$808	$609	$(443)	$974
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	708	366	(446)	628
Depreciation and amortization	—	20	34	—	54
Distribution costs	—	42	75	—	117
Selling, general and administrative expenses	6	17	17	—	40
Operating (loss) income	(6)	21	117	3	135
Interest expense	(20)	(2)	(3)	13	(12)
Non-operating pension and other postretirement benefit credits	—	4	9	—	13
Other income, net	—	14	13	(13)	14
Equity in income of subsidiaries	143	7	—	(150)	—
Income before income taxes	117	44	136	(147)	150
Income tax provision	—	—	(32)	(1)	(33)
Net income including noncontrolling interests	117	44	104	(148)	117
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Resolute Forest Products Inc.	$117	$44	$104	$(148)	$117
Comprehensive income attributable to Resolute Forest Products Inc.	$117	$38	$110	$(148)	$117

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2018
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,348	$1,875	$(1,399)	$2,824
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,145	1,128	(1,392)	1,881
Depreciation and amortization	—	61	100	—	161
Distribution costs	—	119	239	(2)	356
Selling, general and administrative expenses	18	48	59	—	125
Closure costs, impairment and other related charges	—	—	1	—	1
Net gain on disposition of assets	—	—	(4)	—	(4)
Operating (loss) income	(18)	(25)	352	(5)	304
Interest expense	(67)	(6)	(9)	46	(36)
Non-operating pension and other postretirement benefit credits	—	11	27	—	38
Other income, net	—	47	3	(46)	4
Equity in income of subsidiaries	284	56	—	(340)	—
Income before income taxes	199	83	373	(345)	310
Income tax provision	—	—	(112)	1	(111)
Net income including noncontrolling interests	199	83	261	(344)	199
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Resolute Forest Products Inc.	$199	$83	$261	$(344)	$199
Comprehensive income attributable to Resolute Forest Products Inc.	$205	$72	$278	$(350)	$205

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2017
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$716	$570	$(401)	$885
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	670	360	(402)	628
Depreciation and amortization	—	18	34	—	52
Distribution costs	—	39	71	—	110
Selling, general and administrative expenses	4	19	20	—	43
Closure costs, impairment and other related charges	—	8	—	—	8
Net gain on disposition of assets	—	—	(2)	—	(2)
Operating (loss) income	(4)	(38)	87	1	46
Interest expense	(23)	(3)	(3)	16	(13)
Non-operating pension and other postretirement benefit (costs) credits	—	(1)	3	—	2
Other income, net	—	20	2	(16)	6
Equity in income (loss) of subsidiaries	51	(3)	—	(48)	—
Income (loss) before income taxes	24	(25)	89	(47)	41
Income tax provision	—	—	(15)	—	(15)
Net income (loss) including noncontrolling interests	24	(25)	74	(47)	26
Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income (loss) attributable to Resolute Forest Products Inc.	$24	$(25)	$72	$(47)	$24
Comprehensive income (loss) attributable to Resolute Forest Products Inc.	$15	$(41)	$79	$(38)	$15

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Nine Months Ended September 30, 2017
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$2,131	$1,660	$(1,176)	$2,615
Costs and expenses:
Cost of sales, excluding depreciation, amortization and distribution costs	—	2,030	1,091	(1,176)	1,945
Depreciation and amortization	—	55	98	—	153
Distribution costs	—	119	210	(1)	328
Selling, general and administrative expenses	18	53	51	—	122
Closure costs, impairment and other related charges	—	72	8	—	80
Net gain on disposition of assets	—	—	(2)	—	(2)
Operating (loss) income	(18)	(198)	204	1	(11)
Interest expense	(65)	(7)	(9)	45	(36)
Non-operating pension and other postretirement benefit credits	—	—	6	—	6
Other income, net	—	53	3	(45)	11
Equity in loss of subsidiaries	(14)	(2)	—	16	—
(Loss) income before income taxes	(97)	(154)	204	17	(30)
Income tax provision	—	(1)	(62)	—	(63)
Net (loss) income including noncontrolling interests	(97)	(155)	142	17	(93)
Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
Net (loss) income attributable to Resolute Forest Products Inc.	$(97)	$(155)	$138	$17	$(97)
Comprehensive (loss) income attributable to Resolute Forest Products Inc.	$(91)	$(173)	$162	$11	$(91)

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2018
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$64	$8	$—	$72
Accounts receivable, net	—	350	127	—	477
Accounts receivable from affiliates	—	566	1,008	(1,574)	—
Inventories, net	—	195	330	(14)	511
Assets held for sale	—	228	14	—	242
Note, advance and interest receivable from parent	—	419	—	(419)	—
Notes and interest receivable from affiliates	—	31	—	(31)	—
Other current assets	—	14	31	—	45
Total current assets	—	1,867	1,518	(2,038)	1,347
Fixed assets, net	—	554	991	—	1,545
Amortizable intangible assets, net	—	12	50	—	62
Goodwill	—	81	—	—	81
Deferred income tax assets	—	1	920	3	924
Note receivable from parent	—	488	—	(488)	—
Note receivable from affiliate	—	113	—	(113)	—
Investments in consolidated subsidiaries and affiliates	4,229	2,167	—	(6,396)	—
Other assets	—	107	79	—	186
Total assets	$4,229	$5,390	$3,558	$(9,032)	$4,145
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$14	$163	$270	$—	$447
Current portion of long-term debt	—	1	—	—	1
Liabilities associated with assets held for sale	—	79	—	—	79
Accounts payable to affiliates	566	1,053	—	(1,619)	—
Note, advance and interest payable to subsidiaries	419	—	—	(419)	—
Notes and interest payable to affiliate	—	—	31	(31)	—
Total current liabilities	999	1,296	301	(2,069)	527
Long-term debt, net of current portion	592	52	—	—	644
Note payable to subsidiary	488	—	—	(488)	—
Note payable to affiliate	—	—	113	(113)	—
Pension and other postretirement benefit obligations	—	318	772	—	1,090
Deferred income tax liabilities	—	—	1	—	1
Other liabilities	6	22	45	—	73
Total liabilities	2,085	1,688	1,232	(2,670)	2,335
Total equity	2,144	3,702	2,326	(6,362)	1,810
Total liabilities and equity	$4,229	$5,390	$3,558	$(9,032)	$4,145

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

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2018
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$291	$60	$—	$351
Cash flows from investing activities:
Cash invested in fixed assets	—	(31)	(63)	—	(94)
Disposition of assets	—	—	2	—	2
Decrease in countervailing duty cash deposits on supercalendered paper, net	—	13	—	—	13
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	—	(62)	—	—	(62)
Increase in countervailing duty cash deposits on uncoated groundwood paper	—	(6)	—	—	(6)
Advance to parent	—	(1)	—	1	—
Decrease in notes receivable from affiliate	—	1	—	(1)	—
Net cash used in investing activities	—	(86)	(61)	—	(147)
Cash flows from financing activities:
Net repayments under revolving credit facilities	—	(144)	—	—	(144)
Payments of financing and credit facility fees	(1)	—	—	—	(1)
Advance from subsidiary	1	—	—	(1)	—
Decrease in notes payable to affiliate	—	—	(1)	1	—
Net cash used in financing activities	—	(144)	(1)	—	(145)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	—	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents, and restricted cash	—	61	(3)	—	58
Cash and cash equivalents, and restricted cash:
Beginning of period	—	3	46	—	49
End of period	$—	$64	$43	$—	$107
Cash and cash equivalents, and restricted cash at period end:
Cash and cash equivalents	$—	$64	$8	$—	$72
Restricted cash	—	—	35	—	35

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2017
(Unaudited, in millions)	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$69	$30	$—	$99
Cash flows from investing activities:
Cash invested in fixed assets	—	(106)	(30)	—	(136)
Disposition of assets	—	—	3	—	3
Increase in countervailing duty cash deposits on supercalendered paper	—	(17)	—	—	(17)
Increase in countervailing and anti-dumping duty cash deposits on softwood lumber	—	(18)	—	—	(18)
Decrease in notes receivable from affiliate	—	5	—	(5)	—
Net cash used in investing activities	—	(136)	(27)	(5)	(168)
Cash flows from financing activities:
Net borrowings under revolving credit facilities	—	70	—	—	70
Payments of debt	—	(1)	—	—	(1)
Decrease in notes payable to affiliate	—	—	(5)	5	—
Net cash provided by (used in) financing activities	—	69	(5)	5	69
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	—	—	6	—	6
Net increase in cash and cash equivalents, and restricted cash	—	2	4	—	6
Cash and cash equivalents, and restricted cash:
Beginning of period	—	2	71	—	73
End of period	$—	$4	$75	$—	$79
Cash and cash equivalents, and restricted cash at period end:
Cash and cash equivalents	$—	$4	$34	$—	$38
Restricted cash	—	—	41	—	41

RESOLUTE FOREST PRODUCTS INC.
Notes to Unaudited Interim Consolidated Financial Statements

Note 14. Subsequent Event
The following significant event occurred subsequent to September 30, 2018:

•
We announced a special cash dividend of $1.50 per share on November 1, 2018. The special dividend will be payable on December 20, 2018 to shareholders of record at the close of business on December 6, 2018.

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
We are guided by our vision and values, focusing on safety, sustainability, profitability, accountability, and teamwork. We believe we can be distinguished by the following competitive strengths:
Competitive cost structure combined with diversified and integrated asset base

•	large-scale, efficient and cost-effective operations, including our ability to optimize staffing across our various operations;

•	access to renewable virgin fiber;

•	significant internal energy production from cogeneration and hydroelectric facilities;

•
raw materials for our paper, pulp and cogeneration facilities in Canada, our pellet plant at Thunder Bay (Ontario), as well as our value-added and engineered wood facilities in Quebec provided primarily by our sawmills;

•	strategically located mills, including economical access to international markets;

•	competitive selling, general and administrative expenses (or “SG&A”) to sales ratio; and

•	significant tax assets that help defer cash taxes and provide synergies in the execution of our growth and diversification strategy.
Strong balance sheet
Our low debt, which has favorable pricing and flexibility, combined with strong liquidity levels, provide us with the ability to execute our strategy, particularly the continued transformation to a more profitable and sustainable company for the long term.
Seasoned management team
Our senior management team is comprised of women and men with many years of experience in the pulp, tissue, wood products, and paper industries. In addition, we have an integrated leadership system focused on increasing our organizational capability by optimizing organizational structure, clarifying each employee’s role and accountabilities, improving the link between compensation and individual performance, and improving our succession planning process.

Our Business
For information relating to our products, sustainable performance and development, and power generation assets, refer to Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Business in our 2017 Annual Report.
Strategy and highlights
Our corporate strategy is focused on continuing to transform the company into a more profitable and sustainable organization over the long run, one that we believe can generate consistent value for shareholders through a competitive portfolio of manufacturing assets and a solid presence in long-term growth markets. This includes, on the one hand, a gradual and profitable retreat from paper grades and, on the other, using our strong financial position to act on opportunities to diversify and grow. In addition, we believe in returning excess capital over time to our shareholders. Our strategy is based on maximizing value generation from paper, growing in pulp and wood products, integrating our pulp into value-added quality tissue, and investing in product innovation, while maintaining a disciplined approach to capital allocation.
Maximizing value generation from paper
Our paper products (newsprint and specialty papers) remain an important part of our ongoing business, generating cash to help finance our strategy to diversify and grow. In order to remain competitive in the demand-challenged markets that our paper operations face, we strive to consistently:

•	maintain a stringent focus on controlling costs and optimizing our diversified asset base;

•	manage production and inventory levels; and

•	focus production at our most profitable and lower-cost facilities and machines.
Growing in pulp and wood products
We believe in taking an opportunistic approach to strategic initiatives, pursuing only those that reduce our cost position, improve our product diversification, provide synergies, or position us to expand into markets that benefit from long-term growth. We believe that our market pulp and wood products segments are aligned with these criteria, and are therefore critical to our transformation strategy. Opportunities to diversify and grow may arise in a number of ways, including:

•	spending capital on equipment reliability, and improving fiber yields and productivity, to increase production and lower costs;

•	investing selectively in organic expansions; and

•	pursuing opportunistic strategic acquisitions.
Integrating our pulp into value-added quality tissue
Consistent with our overall business transformation strategy, we entered the tissue market in 2015 with the announcement of our plans to build a greenfield tissue facility at our Calhoun site and to acquire Atlas Tissue. These significant steps supported our belief in adding value through the integration of our market pulp, particularly as paper demand continues its steady decline. In addition, we believe that the tissue business will provide a more stable source of revenue and profitability.
Our tissue operations are almost entirely supplied from our pulp mills, creating synergies and minimizing risks associated with cyclical market pulp pricing. For our Calhoun tissue facility, pulp production is directly transferred as slush pulp into the tissue operation, reducing process, energy, handling, and logistics costs.
Equipped with three modern converting lines sized specifically for the tissue machine, we sell converted products from the Calhoun tissue facility, targeting the fast growing premium private-label markets of the U.S.

Since 2011, we have completed a number of strategic initiatives, leading to a relative shift in our business away from our structurally-challenged paper operations (comprised of newsprint and specialty papers) into markets with long-term growth potential (comprised of market pulp, tissue and wood products), as illustrated below.

(1)
For a reconciliation of net income (loss) including noncontrolling interests to earnings before interest expense, income taxes, and depreciation and amortization, or “EBITDA,” and adjusted EBITDA, see “Reconciliations” below.

Investing in product innovation
Partnering with others, we are investing in research and development to identify new technologies that use wood fiber in products of the future. We recently announced an investment in a pilot project, which will be hosted at our Thunder Bay pulp and paper mill. The project will focus on developing new ways to efficiently produce and commercialize innovative bio-chemicals derived from wood. In 2014, we announced our participation in Performance BioFilaments Inc., a joint venture focused on the development of commercial applications for cellulose filaments, a new biomaterial that holds the potential to make a variety of products stronger, lighter, more flexible and more durable, while leveraging a sustainable and renewable resource.
Disciplined approach to capital allocation
We make capital management a priority. To maintain our strong financial position and continued financial flexibility, we:

•	spend our capital in a disciplined, strategic and focused manner, concentrating on our most competitive sites;

•	explore value-creating opportunities to divest idled, non-core or sub-optimized operations;

•	maintain debt leverage and financial liquidity that over time are sufficient to support the evolution of our transformation strategy;

•	from time to time, based on market conditions, may seek to retire, repay or refinance our outstanding indebtedness with a view to reducing costs and enhancing our financial flexibility; and

•	return excess capital over time to our shareholders through dividends and share repurchases.

Our transformation since 2011 is summarized below:

STRATEGY TRANSFORMATION

2012

Acquisition of Fibrek Inc. [1]
+ 752,000 mt of market pulp capacity

Repurchase of 5.6 million shares for $67 million

2013

New steam turbine at Thunder Bay [2]
+ 65 MW of low-cost green power

Refinancing of the senior secured notes with 5.875% senior unsecured notes due 2023
Five years added to maturity, annual cash interest burden reduced by $16 million, and improved financial flexibility

2014

Rebuilt sawmill at Ignace (Ontario)
+ 115 mmbf of lumber capacity

Modification of our U.S. other postretirement benefit plans
High-quality healthcare secured by encouraging greater participation in a Medicare Exchange program; Reduction of the U.S. other postretirement benefit plans liability on the balance sheet by more than $100 million

2015

New sawmill at Atikokan (Ontario)
+ 145 mmbf of lumber capacity

Acquisition of Atlas Tissue [3]
+ 62,000 st of tissue capacity & first step into tissue business

Refinancing of the senior secured asset-based revolving credit facility
More flexible terms and conditions, improved pricing, and lower cost of capital

Repurchase of 5.5 million shares for $59 million

2016

New pulp digester at Calhoun [4]
+ 100,000 mt of pulp capacity

Start-up of first tissue converting line at Calhoun
All three converting lines are fully commissioned and operational

Acquisition of a sawmill in Senneterre (Quebec) and resulting consolidation
+ 60 mmbf of lumber capacity, and rights to wood volumes

New senior secured credit facility for up to $185 million
Increased liquidity levels and further enhances financial flexibility

2017

Start-up of tissue machine at Calhoun
+ 66,000 st of tissue capacity for premium markets

Optimization of pension plan contributions
Reduced volatility and amount of required pension contributions; Estimated to drop by approximately $170 million between 2017 and 2020 when compared to the baseline contributions of 2016, including $30 million realized in 2017

2018

Strategic investments at Saint-Félicien
+ 27,000 mt of market pulp capacity

Strategic investments at our Northwestern Ontario operations and Quebec sawmills
+ 14,000 mt of market pulp capacity
+ 80 mmbf of lumber capacity

Declaration of special dividend of $1.50 per share

(1)	By acquiring Fibrek Inc., our market pulp capacity increased by over 70%.

(2)
The installed steam turbine at our Thunder Bay pulp and paper mill maximizes our local woodlands, sawmill, pulp and paper, and energy operations by fully utilizing forest-based biomass to produce green electricity.

(3)
With the acquisition of Atlas Tissue, we gained an immediate position in the North American consumer tissue market and access to a customer base to accelerate the sale and distribution of our Calhoun tissue production.

(4)	Incremental pulp capacity from the pulp digester serves in part to supply slush pulp to our new Calhoun tissue machine.

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

Year ended December 31, 2011	Market Pulp	Tissue	Wood Products	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
(Unaudited, in millions)
Net income (loss) including noncontrolling interests	$91	$—	$(25)	$89	$122	$277	$(232)	$45
Interest expense	—	—	—	—	—	—	95	95
Income tax provision	—	—	—	—	—	—	19	19
Depreciation and amortization	30	—	33	73	84	220	—	220
EBITDA	$121	$—	$8	$162	$206	$497	$(118)	$379
Foreign exchange loss	—	—	—	—	—	—	21	21
Severance costs	—	—	—	—	—	—	12	12
Closure costs, impairment and other related charges	—	—	—	—	—	—	46	46
Inventory write-downs related to closures	—	—	—	—	—	—	3	3
Net gain on disposition of assets	—	—	—	—	—	—	(3)	(3)
Non-operating pension and other postretirement benefit costs	—	—	—	—	—	—	8	8
Acquisition-related costs	—	—	—	—	—	—	5	5
Other expense, net	—	—	—	—	—	—	27	27
Adjusted EBITDA	$121	$—	$8	$162	$206	$497	$1	$498
The table below shows the reconciliation of net income (loss) including noncontrolling interests to EBITDA, and adjusted EBITDA, which are not financial measures recognized under GAAP, for the 12 months ended September 30, 2018. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Annual Financial Information” below.

12 months ended September 30, 2018	Market Pulp	Tissue	Wood Products	Newsprint	Specialty Papers	Segment Total	Corporate and Other	Total
(Unaudited, in millions)
Net income (loss) including noncontrolling interests	$168	$(23)	$234	$40	$10	$429	$(215)	$214
Interest expense	—	—	—	—	—	—	49	49
Income tax provision	—	—	—	—	—	—	132	132
Depreciation and amortization	29	12	31	66	47	185	27	212
EBITDA	$197	$(11)	$265	$106	$57	$614	$(7)	$607
Foreign exchange loss	—	—	—	—	—	—	3	3
Closure costs, impairment and other related charges	—	—	—	—	—	—	3	3
Reversal of inventory write-downs related to closures	—	—	—	—	—	—	(1)	(1)
Start-up costs	—	—	—	—	—	—	17	17
Net gain on disposition of assets	—	—	—	—	—	—	(17)	(17)
Non-operating pension and other postretirement benefit credits	—	—	—	—	—	—	(39)	(39)
Other income, net	—	—	—	—	—	—	(2)	(2)
Adjusted EBITDA	$197	$(11)	$265	$106	$57	$614	$(43)	$571

Third Quarter Overview
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
Three months ended September 30, 2018 vs. September 30, 2017
Our operating income was $135 million in the quarter, compared to $46 million in the third quarter of 2017. Excluding special items, we also generated operating income of $135 million, compared to $66 million in the year-ago period. Special items are described below.
Our net income in the quarter was $117 million, or $1.25 per diluted share, compared to $24 million, or $0.26 per share, in the year-ago period. Our net income in the quarter, excluding special items, was $96 million, or $1.03 per diluted share, compared to $31 million, or $0.34 per share, in the year-ago period.

Three Months Ended September 30, 2018	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$135	$117	$1.25
Adjustments for special items:
Non-operating pension and other postretirement benefit credits	—	(13)	(0.14)
Other income, net	—	(14)	(0.15)
Income tax effect of special items	—	6	0.07
Adjusted for special items (1)	$135	$96	$1.03

Three Months Ended September 30, 2017	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$46	$24	$0.26
Adjustments for special items:
Foreign exchange gain	—	(7)	(0.08)
Closure costs, impairment and other related charges	8	8	0.09
Inventory write-downs related to closures	11	11	0.12
Start-up costs	3	3	0.03
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and other postretirement benefit credits	—	(2)	(0.02)
Other expense, net	—	1	0.01
Income tax effect of special items	—	(5)	(0.05)
Adjusted for special items (1)	$66	$31	$0.34

(1)
Operating income (loss), net income (loss) and net income (loss) per share (or “EPS”), in each case as adjusted for special items, are not financial measures recognized under U.S. GAAP. We calculate operating income (loss), as adjusted for special items, as operating income (loss) from our Consolidated Statements of Operations, adjusted for items such as closure costs, impairment and other related charges, inventory write-downs and reversals of inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, and other charges or credits that are excluded from our segment’s performance from GAAP operating income (loss). We calculate net income (loss), as adjusted for special items, as net income (loss) from our Consolidated Statements of Operations, adjusted for the same special items applied to operating income (loss), in addition to foreign exchange gains and losses, non-

operating pension and OPEB costs and credits, other income (expense), net, and the income tax effect of the special items. EPS, as adjusted for special items, is calculated as net income (loss), as adjusted for special items, per diluted share. We believe that using these non-GAAP measures is useful because they are consistent with the indicators management uses internally to measure the Company’s performance, and it allows the reader to more easily compare our operations and financial performance from period to period. Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.
Nine months ended September 30, 2018 vs. September 30, 2017
Our operating income was $304 million in the first nine months of the year, compared to a loss of $11 million in the year-ago period. Excluding special items, we generated operating income of $308 million, compared to $109 million in the year-ago period. Special items are described below.
Our net income in the first nine months of the year was $199 million, or $2.14 per diluted share, compared to a net loss of $97 million, or $1.07 per share in the year-ago period. Our net income in the period, excluding special items, was $179 million, or $1.92 per diluted share, compared to a net loss, excluding special items, of $2 million, or $0.02 per share, in the year-ago period.

Nine Months Ended September 30, 2018	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$304	$199	$2.14
Adjustments for special items:
Foreign exchange loss	—	2	0.02
Closure costs, impairment and other related charges	1	1	0.01
Reversal of inventory write-downs related to closures	(1)	(1)	(0.01)
Start-up costs	8	8	0.09
Net gain on disposition of assets	(4)	(4)	(0.04)
Non-operating pension and other postretirement benefit credits	—	(38)	(0.41)
Other income, net	—	(6)	(0.07)
Income tax effect of special items	—	18	0.19
Adjusted for special items (1)	$308	$179	$1.92

Nine Months Ended September 30, 2017	Operating Income (Loss)	Net Income (Loss)	EPS
(Unaudited, in millions, except per share amounts)
GAAP, as reported	$(11)	$(97)	$(1.07)
Adjustments for special items:
Foreign exchange gain	—	(10)	(0.11)
Closure costs, impairment and other related charges	80	80	0.89
Inventory write-downs related to closures	24	24	0.26
Start-up costs	18	18	0.20
Net gain on disposition of assets	(2)	(2)	(0.02)
Non-operating pension and other postretirement benefit credits	—	(6)	(0.07)
Other income, net	—	(1)	(0.01)
Income tax effect of special items	—	(8)	(0.09)
Adjusted for special items (1)	$109	$(2)	$(0.02)

(1)
Operating income (loss), net income (loss) and EPS, in each case as adjusted for special items, are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Overview – Third Quarter Overview” above.

RESULTS OF OPERATIONS
Consolidated Results
Selected financial information

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except per share amounts)	2018	2017	2018	2017
Sales	$974	$885	$2,824	$2,615
Operating income (loss) per segment:
Market pulp	57	19	131	42
Tissue	(10)	(3)	(21)	(4)
Wood products	45	64	177	129
Newsprint	32	(6)	46	(17)
Specialty papers	26	7	23	4
Segment total	150	81	356	154
Corporate and other	(15)	(35)	(52)	(165)
Operating income (loss)	135	46	304	(11)
Net income (loss) attributable to Resolute Forest Products Inc.	117	24	199	(97)
Net income (loss) per common share attributable to Resolute Forest Products Inc. common shareholders:
Basic	$1.28	$0.27	$2.18	$(1.07)
Diluted	1.25	0.26	2.14	(1.07)
Adjusted EBITDA (1)	$189	$118	$469	$262

(Unaudited, in millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$72	$6
Total assets	4,145	4,147

(1)
EBITDA and adjusted EBITDA are not financial measures recognized under GAAP. EBITDA is calculated as net income (loss) including noncontrolling interests from the Consolidated Statements of Operations, adjusted for interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA means EBITDA, excluding special items, such as foreign exchange gains and losses, severance costs, closure costs, impairment and other related charges, inventory write-downs and reversals of inventory write-downs related to closures, start-up costs, gains and losses on disposition of assets, non-operating pension and OPEB costs and credits, acquisition-related costs, and other charges or credits. We believe that using non-GAAP measures such as EBITDA and adjusted EBITDA is useful because they are consistent with the indicators management uses internally to measure the Company’s performance and it allows the reader to more easily compare our operations and financial performance from period to period. EBITDA and adjusted EBITDA are internal measures, and therefore may not be comparable to those of other companies. These non-GAAP measures should not be viewed as substitutes to financial measures determined under GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2018	2017	2018	2017
Net income (loss) including noncontrolling interests	$117	$26	$199	$(93)
Interest expense	12	13	36	36
Income tax provision	33	15	111	63
Depreciation and amortization	54	52	161	153
EBITDA	$216	$106	$507	$159
Foreign exchange (gain) loss	—	(7)	2	(10)
Closure costs, impairment and other related charges	—	8	1	80
Inventory write-downs (reversal) related to closures	—	11	(1)	24
Start-up costs	—	3	8	18
Net gain on disposition of assets	—	(2)	(4)	(2)
Non-operating pension and other postretirement benefit credits	(13)	(2)	(38)	(6)
Other (income) expense, net	(14)	1	(6)	(1)
Adjusted EBITDA	$189	$118	$469	$262
The operating results of our Calhoun tissue operations, previously recorded under “corporate and other,” have been recorded in our tissue segment since April 1, 2018.
Three months ended September 30, 2018 vs. September 30, 2017
Operating income variance analysis
Sales
Sales increased by $89 million, or 10%, compared to the year-ago period, to $974 million. Including restructuring initiatives, sales volume had an unfavorable impact of $59 million, mainly reflecting a decline in shipments of 44,000 short tons (40,000 metric tons) in specialty papers resulting from the capacity reduction initiatives taken in 2017, and 86 million board feet in wood products. Pricing was up across all segments, contributing to a $134 million increase in sales. The average transaction price increased 23% for newsprint, 21% for market pulp, 12% for specialty papers, and 11% for wood products. The inclusion of our Calhoun tissue operations’ results in our tissue segment increased sales by $15 million.
Cost of sales, excluding depreciation, amortization and distribution costs
Cost of sales, excluding depreciation, amortization and distribution costs, which we refer to as “COS”, was unchanged in the quarter. Restructuring initiatives reduced COS by $34 million, including the elimination of $10 million in fixed manufacturing costs. After removing the lower volume, the COS related to Calhoun’s tissue operations, and the effects of the Canadian dollar fluctuation and restructuring initiatives, manufacturing costs increased by $33 million, reflecting:

•	higher log costs ($13 million), including higher market-based stumpage fees and diesel fuel expense;

•	higher maintenance costs ($12 million), in part due to planned repairs at certain newsprint mills;

•	unfavorable recycled fiber prices ($10 million); and

•	unfavorable labor expense ($7 million), mostly due to higher compensation, including variable compensation expense accruals related to the Company’s performance;
partly offset by write-downs of mill stores and other supplies incurred in the year-ago period ($11 million), primarily as a result of the permanent closure of two paper machines at Calhoun at the end of the third quarter of 2017.
Distribution costs
After removing the distribution costs related to Calhoun’s tissue operations and the effects of lower volume, restructuring initiatives, and the Canadian dollar fluctuation, distribution costs rose by $14 million in the quarter, mainly due to higher truck and rail car rates, higher fuel surcharges, and an increase in the average length of haul.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “Corporate and Other” below.
Net income variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of $13 million in the quarter, compared to $2 million in the year-ago period. The increase compared to the year-ago period is due in part to lower amortization of actuarial losses for our U.S. pension plan, which became predominantly inactive at year-end in 2017, resulting in a longer amortization period.
Income taxes
We recorded an income tax provision of $33 million in the quarter, on income before income taxes of $150 million, compared to an expected income tax provision of $31 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects mainly foreign tax rate differences ($35 million), including a $28 million income tax provision attributable to the global intangible low-taxed income (or “GILTI”) inclusion, partly offset by a $32 million valuation allowance reversal related to our U.S. operations where we recognize a valuation allowance against virtually all of our net deferred income tax assets.
In the third quarter of 2017, we recorded an income tax provision of $15 million, on income before income taxes of $41 million, compared to an expected income tax provision of $9 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects mostly a $19 million valuation allowance related to our U.S. operations where we recognized a valuation allowance against all of our net deferred income tax assets, and the change in U.S. federal tax rate ($5 million), partially offset by foreign exchange items ($8 million), and foreign tax rate differences ($7 million).
On December 22, 2017, the Tax Cuts and Jobs Act (or the “TCJA”) was enacted into law which, among other changes, reduced the U.S. federal statutory income tax rate from 35% to 21%, and introduced the GILTI regime, the base erosion anti-abuse tax, and the foreign-derived intangible income deduction. The enactment of the TCJA resulted in an income tax provision attributable to the GILTI inclusion, before valuation allowance, with no other impact on our results of operations. The impacts of the TCJA on our 2017 financial results remain provisional and unchanged as of September 30, 2018. See Item 1 – Financial Statements – Note 10. Income Taxes – Tax Cuts and Jobs Act for more information.

Nine months ended September 30, 2018 vs. September 30, 2017
Operating income (loss) variance analysis
Sales
Sales rose by $209 million, or 8%, compared to the year-ago period, to $2,824 million. Including restructuring initiatives, sales volume had an unfavorable impact of $215 million, reflecting decreases of 203,000 short tons (184,000 metric tons) in shipments of specialty papers, and 109,000 metric tons in newsprint, mainly as a result of the 2017 capacity reduction initiatives. Sales volume in wood products also decreased, down 10%, due in part to shipping constraints in the first quarter of 2018, while market pulp shipments were up 4%. Pricing had a $393 million favorable impact on sales, improving across almost all grades. The average transaction price increased 24% for wood products, 20% for market pulp, 16% for newsprint, and 7% for specialty papers. The inclusion of our Calhoun tissue operations’ results in our tissue segment resulted in a $29 million increase in sales.
Cost of sales, excluding depreciation, amortization and distribution costs
COS was $64 million lower in the period. Restructuring initiatives reduced COS by $170 million, including the elimination of $52 million in fixed manufacturing costs. After removing the lower volume, the COS related to Calhoun’s tissue operations, and the effects of the Canadian dollar fluctuation and restructuring initiatives, manufacturing costs increased by $63 million, reflecting:

•	unfavorable maintenance costs ($29 million), in part due to planned repairs at certain newsprint mills;

•	higher log costs ($24 million), including higher market-based stumpage fees and diesel fuel expense;

•	higher labor expense ($17 million), partly due to increased compensation, including variable compensation expense accruals related to the Company’s performance;

•	unfavorable recycled fiber prices ($13 million);

•	unfavorable power and steam costs ($10 million), largely related to unusual weather conditions in 2018;

•	higher chemical costs ($7 million), mostly price-related; and

•	unfavorable fiber usage ($5 million);
partly offset by:

•
write-downs of mill stores and other supplies incurred in the year-ago period ($24 million), primarily as a result of the permanent closure of two paper machines at Calhoun, a paper machine at Catawba (South Carolina) at the end of the second quarter of 2017, and our Mokpo (South Korea) paper mill in the first quarter of 2017;

•	lower external wood chip prices ($10 million);

•	higher start-up costs incurred in the year-ago period, related to the Calhoun tissue manufacturing and converting facility ($7 million); and

•	higher internal hydroelectric generation ($6 million), due to capital programs on certain water wheels in the year-ago period.
Distribution costs
After removing the distribution costs related to Calhoun’s tissue operations and the effects of lower volume, restructuring initiatives and the Canadian dollar fluctuation, distribution costs were $48 million greater in 2018, largely due to higher truck and rail car rates, higher fuel surcharges, and an increase in the average length of haul.
Depreciation and amortization
Depreciation and amortization was $8 million greater in the period, mainly explained by an increase in depreciation of costs associated with the Calhoun tissue manufacturing and converting facility.
Closure costs, impairment and other related charges
See the corresponding variance analysis under “Corporate and Other” below.
Net income (loss) variance analysis
Non-operating pension and other postretirement benefit credits
We recorded non-operating pension and OPEB credits of $38 million in the period, compared to $6 million in the prior year. The increase compared to 2017 is primarily due to higher expected return on plan assets, and lower amortization of actuarial losses for our U.S. pension plan, which became predominantly inactive at year-end in 2017, resulting in a longer amortization period.
Income taxes
We recorded an income tax provision of $111 million in the period, on income before income taxes of $310 million, compared to an expected income tax provision of $65 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects mainly foreign tax rate differences ($72 million), including a $53 million income tax provision attributable to the GILTI inclusion, and foreign exchange items ($12 million), partly offset by a $40 million valuation allowance reversal related to our U.S. operations where we recognize a valuation allowance against virtually all of our net deferred income tax assets.
In the first nine months of 2017, we recorded an income tax provision of $63 million, on a loss before income taxes of $30 million, compared to an expected income tax benefit of $6 million based on the U.S. federal statutory income tax rate of 21%. The difference reflects a $94 million valuation allowance, primarily related to our U.S. operations where we recognized a valuation allowance against all of our net deferred income tax assets, and a $12 million decrease to our deferred income tax assets due to the enactment of a lower foreign income tax rate, offset in part by state and foreign tax rate differences ($22 million), foreign exchange items ($9 million), and the change in U.S. federal tax rate ($5 million).
Segment Earnings
We manage our business based on the products we manufacture. Accordingly, our reportable segments correspond to our principal product lines: market pulp, tissue, wood products, newsprint, and specialty papers.
We do not allocate any of the income or loss items following “operating income (loss)” in our Consolidated Statements of Operations to our segments because those items are reviewed separately by management. Similarly, we do not allocate to the segments: closure costs, impairment and other related charges; inventory write-downs and reversals of inventory write-downs related to closures; start-up costs; gains and losses on disposition of assets; as well as other discretionary charges or credits.
We allocate depreciation and amortization expense to our segments, although the related fixed assets and amortizable intangible assets are not allocated to segment assets. Additionally, all SG&A are allocated to our segments, with the exception of certain discretionary charges and credits, which we present under “corporate and other.”

MARKET PULP
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2018	2017	2018	2017
Sales	$288	$227	$809	$649
Operating income (1)	57	19	131	42
EBITDA (2)	64	27	153	66
(In thousands of metric tons)
Shipments	367	348	1,082	1,037
Downtime	26	20	54	67

	September 30,
(Unaudited, in thousands of metric tons)	2018	2017
Finished goods inventory	116	100

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2018	2017	2018	2017
Net income including noncontrolling interests	$57	$19	$131	$42
Depreciation and amortization	7	8	22	24
EBITDA	64	27	153	66
Industry trends

World demand for chemical pulp grew by 2.2% in the first nine months of the year compared to the year-ago period, including an increase of 5.6% in China, and 3.4% in Western Europe, partly offset by a decrease of 5.1% in North America. World capacity grew by 5.4% over the same period.
World demand for softwood pulp fell by 1.5% in the first nine months of the year compared to the year-ago period. This reflects decreases in shipments to North America, Western Europe, and China of 3.4%, 1.4%, and 1.0%, respectively. The operating rate was 89%, a decrease of 5% from the year-ago period.
In the same period, demand for hardwood pulp was up by 4.9%, with shipments to China and Western Europe up by 9.8% and 6.6%, respectively, while North America was down by 7.9%. The operating rate was 88%, a decrease of 2% from the year-ago period. The operating rates do not fully reflect the wave of recurring industry production challenges and general supply disruptions which have affected global pulp markets.
Three months ended September 30, 2018 vs. September 30, 2017
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

19
12
49
(5)
(16)
1
(1)
(4)
1
1
57
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'17 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q3'18 OPERATING INCOME

Sales
Sales were $61 million higher, or 27%, to $288 million in the quarter. The increase in the average transaction price of $134 per metric ton reflects higher market prices across all grades. Despite the extended outage at Saint-Félicien, required for the mill’s strategic investment plan, shipments were 19,000 metric tons higher as a result of increased productivity, the timing of scheduled outages, and favorable recycled bleached kraft (or “RBK”) market conditions.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $16 million after adjusting for the effects of higher volume and the Canadian dollar fluctuation, reflecting an increase in recycled fiber prices ($10 million) and higher maintenance and labor costs ($4 million).
Distribution costs
After removing the effect of higher volume, distribution costs were $4 million greater in the quarter, mostly due to higher truck and rail car rates, and higher fuel surcharges.

Nine months ended September 30, 2018 vs. September 30, 2017
Operating income variance analysis

MARKET PULP

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

42
28
132
(13)
(40)
(4)
(3)
(12)
2
(1)
131
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'17 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'18 OPERATING INCOME

Sales
Sales were $160 million greater, or 25%, to $809 million, in the first nine months of the year. The average transaction price rose by $122 per metric ton, reflecting higher market prices across all grades. Shipments were 45,000 metric tons higher as a result of increased productivity, the timing and length of scheduled outages, and higher shipments of RBK as a result of favorable market conditions.
Cost of sales, excluding depreciation, amortization and distribution costs
Manufacturing costs increased by $40 million after adjusting for the effects of higher volume and the Canadian dollar fluctuation, reflecting:

•	higher recycled fiber prices ($13 million);

•	higher maintenance costs ($9 million);

•	unfavorable labor expense ($9 million);

•	unfavorable fiber usage ($4 million);

•	unfavorable steam costs ($4 million), due in part to higher natural gas prices; and

•	higher chemical costs ($3 million);
partly offset by lower wood chip prices ($7 million).
Distribution costs
After removing the effect of higher volume, distribution costs rose by $12 million in the current year, reflecting higher truck and rail car rates, higher fuel surcharges, and an increase in the average length of haul.
Saint-Félicien pulp mill strategic investment plan
During the second quarter of 2018, we announced a strategic investment plan for our Saint-Félicien pulp mill, aimed at improving costs, increasing production capacity, and reducing greenhouse gas emissions from the use of fossil fuels by 20%. A significant portion of the project has been completed on schedule during an extended outage. The mill restarted production in mid-October and is operating at full capacity. Additional phases of the project are expected to be completed by the end of 2019. This total investment of approximately $45 million will increase annual production by 27,000 metric tons, once completed.

TISSUE
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2018	2017	2018	2017
Sales	$38	$21	$95	$61
Operating loss (1)	(10)	(3)	(21)	(4)
EBITDA (2)	(5)	(1)	(10)	—
(In thousands of short tons)
Shipments (3) (4)	23	14	61	40
Downtime	—	1	1	1

	September 30,
(Unaudited, in thousands of short tons)	2018	2017
Finished goods inventory (3)	7	8

(1)	Net loss including noncontrolling interests is equal to operating loss in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Tissue converted products, which are measured in cases, are converted to short tons.

(4)	The conversion ratio to short tons for tissue converted products was revised in the fourth quarter of 2017. Prior period data has been adjusted for comparative purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2018	2017	2018	2017
Net loss including noncontrolling interests	$(10)	$(3)	$(21)	$(4)
Depreciation and amortization	5	2	11	4
EBITDA	(5)	(1)	(10)	—
The operating results of our Calhoun tissue operations, previously recorded under “corporate and other,” have been recorded in our tissue segment since April 1, 2018.

Industry trends
In the first nine months of the year, total tissue consumption in the U.S. grew by 2.5% compared to the same period last year. U.S. converted tissue products shipments also increased by 2.0%, as a result of an increase in away-from-home shipments, up 3.1%, and at-home shipments, up 1.5%. U.S. parent roll production showed a growth of 1.7% from the year-ago period. Tissue capacity also increased by 1.6%, contributing to a 94% average industry operating rate, unchanged from the year-ago period.
Three months ended September 30, 2018 vs. September 30, 2017
Operating loss variance analysis

TISSUE

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(3)
2
15
(16)
(2)
(1)
(3)
(2)
(10)
Q3'17 OPERATING LOSS
CHANGE IN SALES
Volume
Pricing
FX
Calhoun Tissue
CHANGE IN COS
Volume
Manufacturing costs
FX
Calhoun Tissue
CHANGE IN DISTRIBUTION COSTS
Volume
Calhoun Tissue
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q3'18 OPERATING LOSS

Sales
Sales were $17 million higher, or 81%, to $38 million in the quarter, reflecting an increase in shipments of 9,000 short tons (8,000 metric tons), attributable to the inclusion of Calhoun’s results in our tissue segment starting April 1, 2018. The average transaction price also increased, up $93 per short ton, as a result of favorable product mix.

Nine months ended September 30, 2018 vs. September 30, 2017
Operating loss variance analysis

TISSUE

(unaudited, in $ millions)

OPERATING LOSS VARIANCE

(4)
6
(1)
29
(2)
(2)
(31)
(4)
(2)
(7)
(3)
(21)
Q1-Q3'17 OPERATING LOSS
CHANGE IN SALES
Volume
Pricing
FX
Calhoun Tissue
CHANGE IN COS
Volume
Manufacturing costs
FX
Calhoun Tissue
CHANGE IN DISTRIBUTION COSTS
Volume
Calhoun Tissue
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1-Q3'18 OPERATING LOSS

Sales
Sales were $34 million greater, or 56%, to $95 million in the first nine months of the year, reflecting an increase in shipments of 21,000 short tons (19,000 metric tons), mainly attributable to the inclusion of Calhoun’s results in our tissue segment.
Cost of sales, excluding depreciation, amortization and distribution costs
After removing the effects of the higher volume and the COS related to Calhoun’s operations, our manufacturing costs increased by $2 million in the period, mainly due to higher maintenance costs ($1 million), resulting from the timing of annual outages.
Depreciation and amortization
Depreciation and amortization was $7 million higher this year, all attributable to the inclusion of Calhoun’s results in our tissue segment.

WOOD PRODUCTS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2018	2017	2018	2017
Sales	$203	$219	$666	$593
Operating income (1)	45	64	177	129
EBITDA (2)	53	73	200	154
(In millions board feet)
Shipments (3)	445	531	1,394	1,545
Downtime	44	32	93	112

	September 30,
(Unaudited, in millions board feet)	2018	2017
Finished goods inventory (3)	162	122

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

(3)	Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2018	2017	2018	2017
Net income including noncontrolling interests	$45	$64	$177	$129
Depreciation and amortization	8	9	23	25
EBITDA	53	73	200	154
Industry trends
Average U.S. housing starts were 1.3 million on a seasonally-adjusted basis in the first nine months of 2018, up 6.2% from the same period last year. Single-family starts, which consume larger lumber volumes per start, rose by 5.7%, while multi-family starts increased by 7.3%.

Three months ended September 30, 2018 vs. September 30, 2017
Operating income variance analysis

WOOD PRODUCTS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

64
(35)
19
19
(23)
(2)
3
(2)
1
1
45
Q3'17 OPERATING INCOME
CHANGE IN SALES
Volume
Pricing
FX
CHANGE IN COS
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q3'18 OPERATING INCOME

Sales
Sales were $16 million lower, or 7%, to $203 million in the quarter. The average transaction price increased by $44 per thousand board feet, or 11%. Shipments decreased by 86 million board feet, largely reflecting:

•	higher sales in the year-ago period resulting from supply disruptions, mostly related to forest fires in British Columbia; and

•	higher offer in the current period, mainly from western Canadian producers, due to the unwinding of inventory built in the first quarter of 2018, following shipping constraints.
Accordingly, finished goods inventory increased by 40 million board feet compared to the year-ago period.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the Canadian dollar fluctuation and lower volume, manufacturing costs increased by $23 million, reflecting:

•	higher log costs ($13 million), including higher market-based stumpage fees and diesel fuel expense;

•	lower internal wood chip selling prices ($6 million); and

•	unfavorable maintenance and labor costs ($4 million).

Nine months ended September 30, 2018 vs. September 30, 2017
Operating income variance analysis

WOOD PRODUCTS
(unaudited, in $ millions)

129
(59)
132
33
(44)
(14)
5
(6)
2
(1)
177
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'17 OPERATING INCOME
Volume
Pricing
FX
Volume
Manufacturing costs
FX
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'18 OPERATING INCOME

Sales
Sales were $73 million higher, or 12%, to $666 million in the first nine months of the year. The average transaction price rose by $94 per thousand board feet, or 24%, largely due to supply constraints in the first half of the year, and the imposition of trade barriers in the U.S. Shipments, however, were lower by 151 million board feet, reflecting:

•	shipping constraints in the first quarter of 2018;

•	the recent weakening of lumber market conditions;

•	the sale of our Saint-Hilarion (Quebec) sawmill and the consolidation of our two sawmills at Senneterre in the third quarter of 2017; and

•	lower productivity.
Cost of sales, excluding depreciation, amortization and distribution costs
After adjusting for the effects of the Canadian dollar fluctuation and lower volume, manufacturing costs increased by $44 million, reflecting:

•	higher log costs ($24 million), including higher market-based stumpage fees and diesel fuel expense;

•	lower internal wood chip selling prices ($13 million); and

•	unfavorable maintenance and labor costs ($7 million).
Distribution costs
After removing the effect of lower volume, distribution costs increased by $6 million in the current year, mostly reflecting higher rail car rates and an increase in U.S. shipments.

NEWSPRINT
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2018	2017	2018	2017
Sales	$232	$199	$660	$626
Operating income (loss) (1)	32	(6)	46	(17)
EBITDA (2)	48	10	95	32
(In thousands of metric tons)
Shipments	371	388	1,119	1,228
Downtime	4	35	18	52

	September 30,
(Unaudited, in thousands of metric tons)	2018	2017
Finished goods inventory	96	98

(1)	Net income (loss) including noncontrolling interests is equal to operating income (loss) in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2018	2017	2018	2017
Net income (loss) including noncontrolling interests	$32	$(6)	$46	$(17)
Depreciation and amortization	16	16	49	49
EBITDA	48	10	95	32
Industry trends
North American demand for newsprint declined by 11.4% in the first nine months of the year compared to the same period last year, driven by a reduction in demand from newspaper publishers, down by nearly 14%. Demand from commercial printers also decreased, dropping by 6.7%. North American shipment-to-capacity ratio rose to 95%, up from 93% in the year-ago period.

Global demand for newsprint was down by 8.7% in the first nine months of the year compared to the same period last year, with Western Europe down 8.8%, and Asia 8.2%. Despite the drop, the global operating rate rose to 90%, as a result of major global capacity reductions in the second half of 2017.
Three months ended September 30, 2018 vs. September 30, 2017
Operating income (loss) variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING INCOME (LOSS) VARIANCE

(6)
(14)
4
44
(1)
14
(2)
(10)
1
2
(2)
2
32
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'17 OPERATING LOSS
Restructuring
Volume
Pricing
FX
Restructuring
Volume
Manufacturing costs
FX
Restructuring
Volume
Other items
Depreciation and amortization
SG&A
Q3'18 OPERATING INCOME

Sales
Newsprint sales increased by $33 million, or 17%, to $232 million in the third quarter of the year, reflecting an increase of $118 per metric ton in the average transaction price, as price increases were realized in both North American and export markets. Shipments decreased by 17,000 metric tons, mainly resulting from:

•	the paper machine closures at Calhoun; and

•	timing of export sales;
partly offset by 31,000 metric tons of additional downtime taken in the year-ago period, primarily at our Baie-Comeau (Quebec) and Augusta (Georgia) mills, due to softer market conditions.
Compared to the third quarter of 2017, our international shipments rose by 4%, while our domestic shipments dropped by 9%. Domestic shipments represented 61% of total newsprint shipments in the quarter, compared to 64% in the year-ago period.
Cost of sales, excluding depreciation, amortization and distribution costs
COS was $3 million lower in the quarter. Restructuring initiatives reduced COS by $14 million, including the elimination of $4 million in fixed manufacturing costs. After removing the effects of the Canadian dollar fluctuation, higher volume, and the restructuring initiatives, manufacturing costs increased by $10 million, mainly reflecting higher maintenance and labor costs ($11 million) mostly related to planned repairs, offset in part by lower wood chip prices ($3 million).
Distribution costs
After removing the effects of restructuring initiatives and the Canadian dollar fluctuation, distribution costs rose by $3 million in the quarter, mostly attributable to higher truck and rail car rates, higher fuel surcharges, and an increase in international shipments.

Nine months ended September 30, 2018 vs. September 30, 2017
Operating income (loss) variance analysis

NEWSPRINT

(unaudited, in $ millions)

OPERATING INCOME (LOSS) VARIANCE

(17)
(59)
2
90
1
60
(2)
(19)
(7)
6
(11)
2
46
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q1-Q3'17 OPERATING LOSS
Restructuring
Volume
Pricing
FX
Restructuring
Volume
Manufacturing costs
FX
Restructuring
Volume
Other items
Depreciation and amortization
SG&A
Q1-Q3'18 OPERATING INCOME

Sales
Newsprint sales increased by $34 million, or 5%, to $660 million in the first nine months of the year, reflecting an increase of $80 per metric ton in the average transaction price, as price increases were realized in both North American and export markets. Shipments, however, were lower by 109,000 metric tons, or 9%, mostly due to:

•	the paper machine closures at Calhoun;

•	the permanent closure of our Mokpo paper mill; and

•	timing of export sales;
partly offset by 34,000 metric tons of additional downtime taken in the year-ago period primarily at our Baie-Comeau and Augusta mills.
Compared to the first nine months of 2017, our domestic shipments fell by 13%, and our international shipments by 2%. Domestic shipments represented 60% of total newsprint shipments in the period, down by 3% from the year-ago period.
Cost of sales, excluding depreciation, amortization and distribution costs
COS was $32 million lower in the period. Restructuring initiatives reduced COS by $60 million, including the elimination of $18 million in fixed manufacturing costs. After removing the effects of the Canadian dollar fluctuation, higher volume, and the restructuring initiatives, manufacturing costs increased by $19 million compared to the same period last year, reflecting:

•	higher maintenance costs ($13 million), mostly related to planned repairs;

•	unfavorable power and steam costs ($5 million);

•	unfavorable labor expense ($4 million); and

•	higher chemical costs ($2 million);
partly offset by lower wood chip prices ($8 million).

Distribution costs
After removing the effect of restructuring initiatives, distribution costs increased by $11 million in 2018, mainly due to higher truck and rail car rates, higher fuel surcharges, and an increase in the average length of haul.

SPECIALTY PAPERS
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions, except where otherwise stated)	2018	2017	2018	2017
Sales	$213	$219	$594	$686
Operating income (1)	26	7	23	4
EBITDA (2)	38	18	59	38
(In thousands of short tons)
Shipments	289	333	843	1,046
Downtime	1	5	16	28

	September 30,
(Unaudited, in thousands of short tons)	2018	2017
Finished goods inventory	78	86

(1)	Net income including noncontrolling interests is equal to operating income in this segment.

(2)
EBITDA, a non-GAAP financial measure, is reconciled below. For more information on the calculation and reasons we include this measure, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2018	2017	2018	2017
Net income including noncontrolling interests	$26	$7	$23	$4
Depreciation and amortization	12	11	36	34
EBITDA	38	18	59	38
Industry trends
North American demand for uncoated mechanical papers was down by 6.9% in the first nine months of 2018 compared to the year-ago period. Lower demand for standard papers drove this decline, decreasing by 9.8%, while the demand for supercalendered (or “SC”) grades was down only 1.4%. The operating rate increased to 91%, compared to 90% in the year-ago period.

North American coated mechanical paper demand was down by 6.8% in the first nine months of 2018 compared to the year-ago period. Industry production, however, was significantly lower, down by 244,000 short tons (221,000 metric tons), or 13.6%, while imports rose by 68,000 short tons (62,000 metric tons), or 23.1%. Operating rates in North America decreased to 94% in the first nine months of 2018, down from 95% in 2017.

Three months ended September 30, 2018 vs. September 30, 2017
Operating income variance analysis

SPECIALTY PAPERS

(unaudited, in $ millions)

OPERATING INCOME VARIANCE

7
(23)
(5)
22
20
2
2
1
3
1
(4)
(1)
1
26
CHANGE IN SALES
CHANGE IN COS
CHANGE IN DISTRIBUTION COSTS
CHANGE IN OTHER ITEMS
Q3'17 OPERATING INCOME
Restructuring
Volume
Pricing
FX
Restructuring
Volume
Manufacturing costs
FX
Restructuring
Volume
Other items
Depreciation and amortization
SG&A
Q3'18 OPERATING INCOME

Sales
Specialty paper sales decreased by $6 million, or 3%, to $213 million in the third quarter of the year. The overall transaction price was $78 per short ton higher, reflecting price increases across all grades. Shipments were 44,000 short tons (40,000 metric tons) lower, or 13%, largely due to the permanent closure of two paper machines at Calhoun, and one paper machine at Catawba.
Cost of sales, excluding depreciation, amortization and distribution costs
COS was $25 million lower in the quarter. Restructuring initiatives reduced COS by $20 million, including the elimination of $6 million in fixed manufacturing costs. After removing the effects of the Canadian dollar fluctuation, the lower volume, and the restructuring initiatives, manufacturing costs improved by $2 million in the quarter, primarily due to:

•	lower wood chip prices ($3 million); and

•	higher internal hydroelectric generation ($3 million), due to capital programs on certain water wheels in the year-ago period;
partly offset by higher chemical costs ($2 million).
Distribution costs
After removing the effects of lower volume and restructuring initiatives, distribution costs increased by $4 million in the current period, reflecting higher truck and rail car rates, higher fuel surcharges, and an increase in the average length of haul.

Nine months ended September 30, 2018 vs. September 30, 2017
Operating income variance analysis

SPECIALTY PAPERS
(unaudited, in $ millions)

4
(128)
(5)
40
1
110
2
6
(5)
16
1
(18)
(2)
1
23
Q1-Q3'17 OPERATING INCOME
CHANGE IN SALES
Restructuring
Volume
Pricing
FX
CHANGE IN COS
Restructuring
Volume
Manufacturing costs
FX
CHANGE IN DISTRIBUTION COSTS
Restructuring
Volume
Other items
CHANGE IN OTHER ITEMS
Depreciation and amortization
SG&A
Q1-Q3'18 OPERATING INCOME

Sales
Specialty paper sales were lower by $92 million, or 13%, to $594 million in the first nine months of the year. The overall transaction price rose by $49 per short ton, reflecting price increases across all grades. Shipments decreased by 203,000 short tons (184,000 metric tons), or 19%, largely due to the permanent closure of two paper machines at Calhoun and one paper machine at Catawba.
Cost of sales, excluding depreciation, amortization and distribution costs
COS was $113 million lower in the period. Restructuring initiatives reduced COS by $110 million, including the elimination of $34 million in fixed manufacturing costs. After removing the effects of the Canadian dollar fluctuation, the lower volume, and the restructuring initiatives, manufacturing costs improved by $6 million in the period, primarily due to:

•	lower wood chip prices ($8 million); and

•	higher internal hydroelectric generation ($6 million), due to capital programs on certain water wheels in 2017;
partly offset by:

•	unfavorable power and steam costs ($3 million); and

•	higher maintenance and labor costs ($3 million).
Distribution costs
After removing the effects of lower volume, restructuring initiatives and the Canadian dollar fluctuation, distribution costs rose by $17 million in the period, mostly due to higher truck and rail car rates, higher fuel surcharges, and an increase in the average length of haul.

CORPORATE AND OTHER
Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2018	2017	2018	2017
Cost of sales, excluding depreciation, amortization and distribution costs	$(1)	$(15)	$(10)	$(46)
Depreciation and amortization	(6)	(6)	(20)	(17)
Selling, general and administrative expenses	(8)	(8)	(25)	(24)
Closure costs, impairment and other related charges	—	(8)	(1)	(80)
Net gain on disposition of assets	—	2	4	2
Operating loss	$(15)	$(35)	$(52)	$(165)
Interest expense	(12)	(13)	(36)	(36)
Non-operating pension and other postretirement benefit credits	13	2	38	6
Other income, net	14	6	4	11
Income tax provision	(33)	(15)	(111)	(63)
Net loss including noncontrolling interests	$(33)	$(55)	$(157)	$(247)
The table below shows the reconciliation of net loss including noncontrolling interests to EBITDA and adjusted EBITDA, which are non-GAAP financial measures. For more information on the calculation and reasons we include these measures, see note 1 under “Results of Operations – Consolidated Results – Selected Financial Information” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in millions)	2018	2017	2018	2017
Net loss including noncontrolling interests	$(33)	$(55)	$(157)	$(247)
Interest expense	12	13	36	36
Income tax provision	33	15	111	63
Depreciation and amortization	6	6	20	17
EBITDA	$18	$(21)	$10	$(131)
Foreign exchange (gain) loss	—	(7)	2	(10)
Closure costs, impairment and other related charges	—	8	1	80
Inventory write-downs (reversal) related to closures	—	11	(1)	24
Start-up costs	—	3	8	18
Net gain on disposition of assets	—	(2)	(4)	(2)
Non-operating pension and other postretirement benefit credits	(13)	(2)	(38)	(6)
Other (income) expense, net	(14)	1	(6)	(1)
Adjusted EBITDA	$(9)	$(9)	$(28)	$(28)
Three months ended September 30, 2018 vs. September 30, 2017
Cost of sales, excluding depreciation, amortization and distribution costs
We incurred COS of $1 million in the quarter. This compares to COS of $15 million in the year-ago period, which was comprised of:

•	write-downs of mill stores and other supplies ($11 million), primarily related to the permanent closure of two paper machines at Calhoun;

•	start-up costs ($2 million) for the Calhoun tissue manufacturing and converting facility; and

•	asset preservation costs ($2 million), primarily related to the indefinite idling of our Thorold (Ontario) paper mill in the first quarter of 2017.
Closure costs, impairment and other related charges
We recorded no closure costs, impairment and other related charges in the quarter. In the same period last year, we recorded closure costs, impairment and other related charges of $8 million, which included accelerated depreciation ($6 million) and severance and other closure-related costs ($2 million) associated with the permanent closure of two paper machines at Calhoun.
Nine months ended September 30, 2018 vs. September 30, 2017
Cost of sales, excluding depreciation, amortization and distribution costs
COS of $10 million in the first nine months of 2018 was primarily comprised of:

•	start-up costs ($7 million) for the Calhoun tissue manufacturing and converting facility; and

•	asset preservation costs ($4 million), primarily related to the indefinite idling of our Thorold paper mill and our permanently closed Fort Frances (Ontario) mill.
This compares to COS of $46 million in the year-ago period, including:

•
write-downs of mill stores and other supplies ($24 million), primarily related to the permanent closures of two paper machines at Calhoun, a paper machine at our Catawba paper mill, and our Mokpo paper mill;

•	start-up costs ($14 million) for the Calhoun tissue manufacturing and converting facility; and

•	asset preservation costs ($8 million), primarily related to the indefinite idling of our Thorold paper mill and our permanently closed Fort Frances mill.
Depreciation and amortization
Depreciation and amortization was $3 million greater in the first nine months of 2018, mainly explained by additional costs associated with the implementation of our integrated business management software.
Closure costs, impairment and other related charges
We incurred closure costs, impairment and other related charges of $1 million in the first nine months of the year, compared to $80 million in the year-ago period. The prior year included:

•	a long-lived asset impairment charge related to our Coosa Pines (Alabama) pulp mill ($55 million);

•	a long-lived asset impairment charge ($5 million), and severance and other closure-related costs ($4 million) in connection with the permanent closure of a paper machine at our Catawba paper mill;

•	accelerated depreciation ($6 million) and severance and other closure-related costs ($2 million) associated with the permanent closure of two paper machines at Calhoun; and

•	severance and other costs related to the permanent closure of our paper mill at Mokpo ($7 million).

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
We rely on cash and cash equivalents, net cash provided by operations, and our revolving credit facilities to fund our operations, make pension contributions, and finance our working capital, capital expenditures, and cash duty deposits. In addition, from time to time we may use available cash to reduce debt. As of September 30, 2018, we had cash and cash equivalents of $72 million and availability of $582 million under our revolving credit facilities.
Based on our current projections, we expect to have sufficient financial resources available to finance our business plan, make pension contributions, meet working capital and cash duty deposit requirements, and maintain an appropriate level of capital spending.
Credit facilities
Interest rates under our credit facilities are based on an index, plus a spread, which fluctuates based on availability and the Company’s leverage ratio, or the capitalization ratio, as applicable. Improvement in these ratios reduced the spread over the index by 0.25% during the third quarter of 2018. For more information on our credit facilities’ interest rates, see Part II – Item 8. Financial Statements and Supplementary Data – Note 13. Long-Term Debt – Debt instruments in our 2017 Annual Report.
Flow of Funds
Summary of cash flows
A summary of cash flows for the nine months ended September 30, 2018 and 2017, was as follows:

	Nine Months Ended September 30,
(Unaudited, in millions)	2018	2017
Net cash provided by operating activities	$351	$99
Net cash used in investing activities	(147)	(168)
Net cash (used in) provided by financing activities	(145)	69
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1)	6
Net increase in cash and cash equivalents, and restricted cash	$58	$6
Nine months ended September 30, 2018 vs. September 30, 2017
Net cash provided by operating activities
We generated $351 million of cash from operating activities in the first nine months of 2018, compared to $99 million in the year-ago period. The increase is almost all attributable to higher profitability. The year-ago period also included higher timing-related pension contributions and cash closure costs in connection with the permanent closures of paper machines at our Catawba and Calhoun paper mills, as well as the permanent closure of our paper mill at Mokpo.
Net cash used in investing activities
We used $147 million of cash in investing activities in the current period, $21 million less compared to the year-ago period, reflecting:

•	lower cash invested in fixed assets of $42 million, mainly due to the substantial completion of the tissue manufacturing and converting facility at Calhoun in the first quarter of 2017; and

•	refunds of countervailing duty cash deposits on imports of SC paper to the U.S. of $25 million in the current year;
offset in part by higher countervailing and anti-dumping duty cash deposits of $44 million on imports of softwood lumber to the U.S.

Net cash (used in) provided by financing activities
We fully repaid our outstanding borrowings of $144 million under our revolving credit facilities in the first nine months of 2018. This compares to a net increase in borrowings of $70 million in the year-ago period primarily to support the completion of the Calhoun tissue project.
Asset divestitures
On August 29, 2018, we entered into a definitive asset purchase agreement to sell our RBK pulp mill at Fairmont (West Virginia). The sale closed on November 1, 2018, for total cash consideration of $62 million, subject to final working capital adjustments.
On October 2, 2018, we entered into a definitive asset purchase agreement to sell our paper and pulp mill at Catawba for total consideration of approximately $300 million, consisting of $260 million in cash, and the assumption of $40 million of liabilities, largely net pension benefit obligations, subject to customary closing adjustments. The sale is expected to close around year-end.
Special dividend
We announced a special cash dividend of $1.50 per share on November 1, 2018. The special dividend will be payable on December 20, 2018 to shareholders of record at the close of business on December 6, 2018.
Countervailing duty and anti-dumping investigations
Since October 15, 2015, we were required to pay cash deposits at a subsidy rate of 17.87% for estimated countervailing duties on our U.S. imports of SC paper produced at our Canadian mills. On March 21, 2018, Verso Corporation, the sole remaining U.S. SC paper petitioner, filed a request with the U.S. Department of Commerce (or “Commerce”) for a changed circumstances review to revoke the countervailing duty order, retroactive to August 3, 2015, and for Commerce to refund all countervailing duty deposits with interest. On May 8, 2018, Commerce announced the initiation of a changed circumstances review, and on July 6, 2018, Commerce signed the revocation order. As a result, we will receive a refund of all cash deposits made on our U.S. imports of SC paper produced at our Canadian mills, plus interest, and no further cash deposits are required going forward. Through September 30, 2018, cash deposits of $25 million were refunded. Remaining cash deposits to be refunded of $36 million, plus interest, are expected to be received during the fourth quarter of the year.
We have also been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on our U.S. imports of softwood lumber produced at our Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. As of December 28, 2017, the rates for these estimated countervailing duties and anti-dumping duties were 14.7% and 3.2%, respectively. Based on these rates and our current operating parameters, the cash deposits could be as high as $80 million per year.
Additionally, from January 16, 2018 to May 15, 2018, we were required to make cash deposits at a preliminary subsidy rate of 4.42% for estimated countervailing duties on our U.S. imports of the uncoated groundwood (or “UGW”) paper produced at our Canadian mills, with the exception of SC paper, which was subject to distinct countervailing duties. The preliminary rate remained in effect until May 15, 2018. On March 13, 2018, Commerce also announced its preliminary determination in the UGW anti-dumping investigation, whereby it determined that we did not sell Canadian-origin UGW paper exported to the U.S. for less than fair market value during the relevant period (from July 1, 2016 to June 30, 2017). On August 29, 2018, the U.S. International Trade Commission determined that there was no material injury, nor threat of material injury, resulting from U.S. imports of Canadian-origin UGW paper, and that no countervailing duty or anti-dumping orders will be issued. As a result, we will receive a refund of all cash deposits made on our U.S. imports of UGW paper produced at our Canadian mills, plus interest, and no further cash deposits are required going forward. Through September 30, 2018, cash deposits to be refunded totaled $6 million.
See Item 1. Financial Statements – Note 11. Commitments and Contingencies – Legal matters – Countervailing duty and anti-dumping investigations on uncoated groundwood paper; Countervailing duty and anti-dumping investigations on softwood lumber; and Countervailing duty investigation on supercalendered paper for more information.

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
(a) Evaluation of Disclosure Controls and Procedures:
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as of September 30, 2018. Based on that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the SEC.
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
Date: November 9, 2018